Form 10-Q
period 1997-03-31
CHICAGO BRIDGE & IRON CO N V
filed 1997-05-14
CIK 1027884

                                   FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period ended March 31, 1997

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____ to ____

                         Commission File Number 1-12815

                       CHICAGO BRIDGE & IRON COMPANY N.V.

Incorporated in The Netherlands                IRS Identification Number:  NONE

Principle Executive Office:

                                 P.O. Box 74658
                               1070 BR Amsterdam
                                The Netherlands
                                 31-20-664-4461
(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)
                             Robert H. Wolfe, Esq.
                         Chicago Bridge & Iron Company
                           1501 North Division Street
                           Plainfield, Illinois 60544
                                 (815) 439-6000
(Address, including zip code, and telephone number, including area code, of registrant's agent for service)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES  X    NO
                                    -----    -----

The number of shares outstanding of a single class of common stock as of March 31, 1997 - 12,517,552

             CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

                              TABLE OF CONTENTS





PART I.   FINANCIAL INFORMATION
                                                                   Page
                                                                   ----
          Financial Statements:
               Statements of Income
               Three Months Ended March 31, 1997 and 1996            3

               Balance Sheets
               As of March 31, 1997 and December 31, 1996            4

               Statements of Cash Flows
               Three Months Ended March 31, 1997 and 1996            5

               Notes to Consolidated Financial Statements            6

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations         9


PART II.  OTHER INFORMATION                                         12



SIGNATURE PAGE                                                      14

              CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

                        CONSOLIDATED INCOME STATEMENTS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                             THREE MONTHS ENDED
                                                     MARCH 31, 1997       MARCH 31, 1996
                                                     --------------       --------------
Revenues                                                 $150,396            $139,721

Cost of revenues                                          134,050             123,988
                                                        ----------          ----------
        Gross profit                                       16,346              15,733

Selling and administrative expenses                        11,217              10,245
Management Plan charge                                     16,662                   -
Other operating income                                       (191)               (159)
                                                        ----------          ----------
   Income (loss) from operations                          (11,342)              5,647

Interest expense                                            1,329               1,071
Other income                                                 (398)               (298)
                                                        ----------          ----------
   Income (loss) before taxes and minority interest       (12,273)              4,874

Income tax expense (benefit)                               (5,361)              1,271
                                                        ----------          ----------
   Income (loss) before minority interest                  (6,912)              3,603

Minority interest in income                                    63               1,233
                                                        ----------          ----------
   Net income (loss)                                      $(6,975)             $2,370
                                                        ==========          ==========

Earnings (loss) per common share (1)                       $(0.56)                N/A  (2)

Weighted average common shares outstanding (1)         12,517,552                 N/A


(1) Earnings (loss) per common share and the average common shares outstanding at March 31, 1997 are presented as if the offering and the Reorganization, hereinafter defined, had occurred at the beginning of the period.

(2) Earnings (loss) per common share is not presented for the three months ended March 31, 1996 as the Reorganization had not taken place. Giving effect to the Offering and the Reorganization as if each had occurred at the first day of the period, net income per common share would be $0.19.




The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

             CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                    MARCH 31,   DECEMBER 31,
                           ASSETS                                                     1997          1996
                           ------                                                   ---------    ---------
Current Assets:
   Cash and cash equivalents                                                        $ 22,839     $ 11,864
   Accounts receivable, net of allowance for doubtful                                 90,291      101,675
      accounts of $2,900 in 1997 and $3,047 in 1996
   Contracts in progress with earned revenues                                         95,251       79,782
      exceeding related progress billings
   Assets held for sale                                                                2,124        5,374
   Other current assets                                                                9,658        7,364
                                                                                    ---------    ---------
           Total current assets                                                      220,163      206,059

Assets held for sale                                                                   4,000        5,118
Property and equipment                                                               114,972      107,875
Goodwill                                                                              18,905       19,027
Other non-current assets                                                              13,389       13,417
                                                                                    ---------    ---------
           Total assets                                                             $371,429     $351,496
                                                                                    =========    =========

           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------

Current Liabilities:
   Notes payable                                                                    $  3,048     $  3,114
   Accounts payable                                                                   30,704       24,804
   Accrued liabilities                                                                46,301       44,513
   Contracts in progress with progress billings                                       36,526       34,727
      exceeding related earned revenues
   Payable to former Parent Company                                                    4,584        6,008
   Income taxes payable                                                                2,392        4,440
                                                                                    ---------    ---------
           Total current liabilities                                                 123,555      117,606
                                                                                    ---------    ---------
Long-term debt                                                                        66,232       53,907
Minority interest in subsidiaries                                                      6,778        7,428
Other non-current liabilities                                                         76,386       81,809
                                                                                    ---------    ---------
           Total liabilities                                                         272,951      260,750
                                                                                    ---------    ---------
SHAREHOLDERS' EQUITY:
   Common stock; NLG .01 par value, 50,000,000 authorized                                 74            -
      shares; 12,517,552 issued and outstanding shares
   Common stock; $1 par value, 1,000 authorized shares; 1,000                              -            1
      issued and outstanding shares
   Additional paid-in capital                                                         94,606       79,958
   Retained earnings                                                                   4,587       11,562
   Cumulative translation adjustment                                                    (789)        (775)
                                                                                    ---------    ---------
           Total shareholders' equity                                                 98,478       90,746
                                                                                    ---------    ---------
           Total liabilities and shareholders' equity                               $371,429     $351,496
                                                                                    =========    =========

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

             CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

                                                                                 THREE MONTHS ENDED
                                                                         MARCH 31, 1997      MARCH 31, 1996
                                                                         --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                          ($6,975)             $2,370
    Adjustments to reconcile net income to net cash provided by operating activities:
        Management Plan charge                                                  16,662                   -
        Depreciation and amortization                                            4,205               4,193
        (Increase)/decrease in deferred income taxes                            (5,907)                617
        Gain on sale of fixed assets                                            (1,016)               (152)
    Change in operating assets and liabilities (see below)                      (2,457)              9,987
                                                                              ---------           ---------
        Net Cash Provided by Operating Activities                                4,512              17,015

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of fixed assets and investments                           5,418                 812
    Capital expenditures                                                       (11,214)             (3,095)
                                                                              ---------           ---------
        Net Cash Used in Investing Activities                                   (5,796)             (2,283)

CASH FLOWS FROM FINANCING ACTIVITIES
    Advance to former Parent Company                                                 -              (8,536)
    Decrease in notes payable                                                      (66)             (1,166)
    Increase in long-term debt                                                  12,325                   -
                                                                              ---------           ---------
        Net Cash Provided by / (Used in) Financing Activities                   12,259              (9,702)

Increase in cash & cash equivalents                                             10,975               5,030
Cash and cash equivalents, beginning of the period                              11,864              12,850
                                                                              ---------           ---------
Cash and cash equivalents, end of the period                                   $22,839             $17,880
                                                                              =========           =========


CHANGE IN OPERATING ASSETS AND LIABILITIES:
    Decrease in receivables, net                                               $11,384             $16,695
    Increase in contracts in progress, net                                     (13,670)            (13,377)
    (Increase)/decrease in other current assets                                 (2,294)              4,172
    Increase/(decrease) in accounts payable & accrued liabilities                7,688                (923)
    Decrease in payable to former Parent Company                                (1,424)                  -
    Increase/(decrease) in income taxes payable                                 (2,048)              5,493
    Other, net                                                                  (2,093)             (2,073)
                                                                              ---------           ---------
        Total                                                                  $(2,457)             $9,987
                                                                              =========           =========


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

              CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE THREE MONTHS ENDED MARCH 31, 1997
                       (IN THOUSANDS, EXCEPT SHARE DATA)


1. ORGANIZATION AND INITIAL PUBLIC OFFERING:

Unaudited Interim Financial Statements

The accompanying unaudited consolidated financial statements for Chicago Bridge & Iron Company N.V. and Subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the full year consolidated financial statements and notes thereto included in the Company's Registration Statement, filed on Form S-1, as amended.

In the opinion of the Company, all adjustments necessary to present fairly the financial position of the Company and the results of its operations and cash flows for the period then ended have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Common Share Offering

In December, 1996, the Company filed a registration statement with the Securities and Exchange Commission for an initial public offering of a majority of the Company's common shares (the "Offering"). In March, 1997, the Company completed the Offering of 11,045,941 shares of Common Stock at $18.00 per share. The Company did not receive any proceeds from the Offering, but incurred $2,000 of the offering costs. These shares of Common Stock are traded on the New York and Amsterdam stock exchanges.

Reorganization

At December 31, 1996, Chicago Bridge & Iron Company and Subsidiaries ("CB&I") was a wholly owned subsidiary of Chi Bridge Holdings, Inc. ("Holdings"), which
in turn was a wholly owned subsidiary of Praxair, Inc. ("Praxair")   In March,
1997, Holdings consummated a reorganization (the "Reorganization") whereby Holdings transferred the business of CB&I to Chicago Bridge & Iron N.V. ("CB&I N.V."), a corporation organized under the laws of The Netherlands. This Reorganization did not affect the carrying amounts of CB&I's assets and liabilities, nor result in any distribution of their cash or other assets to Praxair. The consolidated balance sheet as of March 31, 1997 reflects the Reorganization. CB&I N.V.'s only transaction for the year ended December 31, 1996 was a $59 original investment in exchange for common stock and additional paid-in capital. The consolidated balance sheet as of December 31, 1996 and the consolidated income statement and statement of cash flows for the period ended March 31, 1996 include the amounts of CB&I prior to the Reorganization.

2. LONG-TERM DEBT:

For the three months ended March 31, 1997, the Company's cash requirements were funded by Praxair through the long-term debt account. Interest is payable to Praxair at 7% per annum. Interest expense on long-term debt for the three months ended March 31, 1997 was $1,185. In addition, approximately $22,000 of letters of credit were outstanding on behalf of Praxair at March 31, 1997 related to the Company's insurance program.

On April 2, 1997, the Company, The Chase Manhattan Bank and a syndicate of other banks entered into a five year senior, unsecured competitive advance and revolving credit facility (the "New Revolving Credit Facility"). Maximum availability under the New Revolving Credit Facility is $100,000 for the first three years and $50,000 thereafter. The Company initially borrowed $75,000 thereunder to repay the long-term debt to Praxair as of April 2, 1997.
The unused available committed amounts under the New Revolving Credit Facility will be available for general corporate purposes, including working capital, letter of credit and other requirements of the Company. Revolving credit loans are available at interest rates based upon the lenders' alternate base rate or a spread ranging from 0.325% to 0.875% (based on the Company's debt coverage ratio) over LIBOR or on a competitive bid basis. Letters of credit may be issued, subject to a $35,000 sublimit, on either a committed or competitive bid basis and expire one year after issuance unless otherwise provided. The New Revolving Credit Facility will terminate on the fifth anniversary of the date of its execution.

The New Revolving Credit Facility contains certain restrictive covenants regarding tangible net worth, earnings before interest, taxes, depreciation and amortization to interest expense and leverage ratios, and capital expenditures, among other restrictions.

3. INCOME TAXES:

Prior to the reorganization, consolidated amount of current and deferred tax expense was allocated among the members of the Praxair group using the pro-rata method, which assumed the Company's taxes would be filed as part of Praxair's consolidated return. In conjunction with the Offering, the Company became a stand alone entity and, therefore, subsequent to March 26, 1997 the consolidated amount of current and deferred tax expense will be calculated using a separate return approach. The separate return approach is not expected to result in significant adjustments to the tax accounts.

The Company had a net deferred tax asset in the United States of $33,902 and $27,544 at March 31, 1997 and December 31, 1996, respectively. The increase in the deferred tax assets is a result of the tax benefit associated with the CBI Management Plan (Note 4). The deferred tax assets at March 31, 1997 and December 31, 1996 were reduced by a valuation allowance of $27,155.

4.  THE MANAGEMENT PLAN:

The Company established the Chicago Bridge & Iron Management Defined Contribution Plan (the "Management Plan") in early 1997. The Management Plan is not qualified under Section 401(a) of the Internal Revenue Code ("the Code") and each participant's account shall be treated as a separate account under
Section 404(a) (5) of the Code. The number of initial participants is seventy-one. The designation of the Management Plan's participants, the amount of Company contributions to the Management Plan and the amount allocated to the individual participants were determined by the Company's Management Board. The allocation to the participant's individual accounts occurs concurrently with the Company's contributions. Management Plan shares will vest as determined by the vesting provisions of the plan. Upon vesting, the distribution of the balance held in the individual participant's account can be distributed at the election of the participant. Forfeitures of Management Plan shares under the provisions of the Management Plan will be reallocated to the other Management Plan participants.

Upon consummation of the Offering, the Company made a contribution to the Management Plan in the form of 925,670 Common Shares having a value of $16,662. Accordingly, the Company recorded expense of $16,662 in the three months ended March 31, 1997.

5.  STOCK OPTIONS:

In conjunction with the Offering, the Company reserved 1,251,755 Common Shares for issuance under the long-term incentive compensation plan (the "Incentive Plan") adopted by the Company's Delaware subsidiary, Chicago Bridge & Iron Company ("Bridge"). In conjunction with the Offering, Bridge granted 513,348 options to purchase Common Shares (the "Options") at an exercise price equal to the initial offering price of $18.00 per common share. The Options are exercisable after April 2, 2000 at the earliest subject to achievement of a cumulative earnings per share for the three year period from 1997 through 1999 of at least $6.25 per Common Share (excluding the $16,662 Management Plan charge discussed in Note 4 above), or if not achieved, on any succeeding April 2 if such goal, compounded an additional 15% per year, is achieved as of the end of the fiscal year then ended preceding such April 2 date, and if never so achieved, then automatically after nine years from their date of grant. The Incentive Plan has a life of five years for the purpose of making grants or awards. There are 738,407 options to purchase Common Shares available for future grant.

To value the Options, the Company applied the intrinsic value approach under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued
to Employees."   The Company has adopted the disclosure-only provisions of
Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation." Accordingly, no compensation expense has been recognized for the stock option plans.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes.

RESULTS OF OPERATIONS
Revenues for the quarter ended March 31, 1997 increased by $10.7 million, or 7.6%, to $150.4 million from $139.7 million in the first quarter of 1996. The higher revenues are due to increased execution of work in South America, Asia and the Middle East. In North America, revenues were down slightly. However, significant progress towards field completion was achieved on several liquefied natural gas peak shaving facilities and other major contracts for a waste water project and a government research facility.

Backlog at March 31, 1997 increased by $49.1 million to $534.8 million compared to a backlog of $485.7 million at December 31, 1996 and was slightly higher than at March 31, 1996. New business taken during the quarter remained strong and amounted to $205.5 million, increasing slightly over $204.1 million taken in the same period of the prior year. Approximately 60% of the new business taken during the quarter was for contracts outside of North America.

The Company is experiencing increased competition for available work in North America and increased pressure from North American-based competitors seeking work in Central and South America.

As a result of the near-record backlog, the Company anticipates revenues to continue to increase over the next several quarters. The rate of revenue growth for 1997 is dependent on the amount and timing of new business taken during 1997 which will be executed during the current year.

Gross Profit increased by $.6 million to $16.3 million during the first quarter of 1997 while gross margin as a percentage of revenues was 10.9% as compared to 11.3% in the prior year quarter. Gross profit increased due to higher revenues and the net effect approximately $1.2 million of cost reduction efforts initiated in 1996. The gross margin percentage decreased due to a shift in the contract mix, including the completion in 1996 of a higher margin contract in Asia. As part of ongoing operations, the Company regularly settles contract extras and claims and evaluates estimated costs to complete open contracts.
The net effect of such settlements and changes in estimated costs to complete was not material for the quarter.

Selling and administrative expenses increased $11.2 million or 7.5 percent of revenues from $10.2 million or 7.3 percent of revenues in the same quarter in 1996. The increase in selling and administrative expense is a result of increased administrative expenses required as an independent company and the transitional effect of reduced employee benefit costs during 1996 due to the termination of CBI Industries, Inc. ("Industries") benefit plans.

In connection with the Company's initial public offering, the Company recorded a one-time, non-cash special charge of $16.7 million ($10.1 million net of tax) resulting from the contribution of Company stock to the special long-term management incentive plan. The objective of this plan is to align executive compensation with shareholder value.

Other operating income includes a $1.0 million gain from the sale of assets, primarily from the sale of the Cordova, Alabama manufacturing facility, substantially offset by $0.8 million increase in litigation reserves.

The Company incurred a loss from operations of $11.3 million for the quarter compared to income from operations of $5.6 million in the prior year quarter. The loss is attributable to the special charge described previously. Excluding the one-time, non-cash special charge, income from operations would have been $5.3 million for the quarter.

Interest expense increased $.3 million, to $1.3 million due to higher average debt outstanding under the Company's credit lines. Other income, which consists primarily of interest earned on cash balances at foreign subsidiaries, increased due to higher average balances in the first quarter of 1997.

Income tax expense decreased $6.6 million to a net tax benefit of $5.3 million compared to income tax expense of $1.3 million in the prior year quarter. The decrease is attributable to the decrease in the taxable income as a result of the special one-time, non-cash charge.

Net loss for the quarter ended March 31, 1997 was $7.0 million or $.56 per share. Excluding the special charge, net income would have been $3.1 million, or $.25 per share compared to net income of $2.4 million in the prior year quarter. Giving effect to the Offering and the Reorganization as if each had occurred at the first day of the prior year quarter, net income per share for the quarter ended March 31, 1996 would have been $0.19 per share.

FINANCIAL CONDITION

For the quarter ended March 31, 1997, the Company generated cash from operations of $4.5 million. Cash generated was primarily the result of increased net income excluding the one-time, non-cash special charge reduced by working capital requirements. The increase working capital was due to cash requirements of contracts in progress partially offset by decreases in accounts receivable during such period. In the prior year quarter, the Company generated cash from earnings, increased tax liabilities and the reduction of other assets.

Capital expenditures for the quarter ended March 31, 1997 were $11.2 million. Such capital expenditures were used primarily for field equipment, modifications to the Company's North American Houston facility, and information technology and systems development. During the quarter, the Company realized $5.4 million in proceeds for the sale of assets, primarily from the sale of the Cordova, Alabama manufacturing facility.

The Company was a subsidiary of Industries when Industries was acquired by Praxair during the first quarter of 1996. On December 19, 1996, Industries merged into Praxair. As a subsidiary of both Industries and Praxair, the Company has participated in corporate cash management systems. Liquidity required for or generated from the business was handled through this system.
As part of the Praxair acquisition, $55 million of acquisition related indebtedness was assumed by the Company. Since then, Praxair has advanced additional funds to the Company to fund its working capital and capital expenditure requirements. As of March 31, 1997, the aggregate amount of such indebtedness outstanding to Praxair was $66 million. Such indebtedness bears interest at a rate of 7% per annum. The Company has entered into a revolving credit facility with a syndicate of banks which has a maximum availability of $100 million for three years, to be reduced to $50 million for two years thereafter (including up to $35 million for letters of credit). In April, 1997, the Company used a portion of the credit availability of such facility to refinance its long-term debt to Praxair.

Furthermore, in the ordinary course of business, the Company obtains performance bonds and letters of credit from insurance companies and banks, which support the Company's performance obligations under contracts to customers. As of March 31, 1997, there were no material changes to these obligations compared to the amount at December 31, 1996.

Management anticipates that by utilizing cash generated from operations and funds provided under the New Revolving Credit Facility, the Company will be able to meet its working capital and capital expenditure needs.

Management's discussion and analysis of the Company's financial condition and results of operations contain forward-looking statements that involve a number of risks and uncertainties. Actual events or results may differ materially from the Company's expectations. These forward-looking statements represent the Company's judgment as of the date of this report.

The information contained herein includes certain forward-looking statements, including revenue growth and funding of working capital and capital expenditure needs, that involve a number of risks and uncertainties. Actual events or results may differ materially from the Company's expectations. In addition to matters described herein, operating risks, risks associated with fixed price contracts, fluctuating revenues and cash flow and competitive pressures, as well as risk factors listed from time to time in the company's SEC reports (including, but not limited to its Registration Statement on Form S-1 (No.333-18065), as amended) may affect the actual results achieved by the Company.

PART II.  OTHER INFORMATION

Item 1.Legal Proceedings

There have been no material developments in the legal proceedings described in the Company's Registration Statement on Form S-1 (No. 333-18065), as amended.

Item 4.Submission of Matters to a Vote of Security Holders

(a) A General Meeting of Shareholders of Chicago Bridge & Iron Company was held on March 26, 1997. The matters voted upon at the Meeting and adopted unanimously are described below.

       (i) The election of the following persons to serve as supervisory directors:

                     Gerald M. Glenn
                     J. Dennis Bonney
                     Jerry H. Ballengee
                     J. Charles Jennett
                     Vincent L. Kontny
                     Gary L. Neale
                     L. Donald Simpson
                     Marsha C. Williams

       (ii) The election of Chicago Bridge & Iron Company B.V. to serve as the managing director.

       (iii) The acceptance of the resignation of the following persons as managing directors;

                     Robert F. X. Fusaro
                     James S. Sawyer
                     Gerald M. Glenn

       (iv) The appointment of the supervisory board as the body authorized to issue all unissued shares of the authorized capital of the Company and to grant rights to subscribe for such shares for a period of five years.

       (v) The appointment of the supervisory board as the body authorized to limit or exclude the pre-emptive rights of shareholders in connection with an issuance of shares or a granting of rights to subscribe for shares in the capital of the Company for a period of five years.

       (vi) The authorization of the management board to purchase shares of the Company's capital for a period of eighteen months.

      (vii) The authorization to issue 925,670 shares in the capital of the Company to the trustee under the Management Defined Contribution Plan at the expense of the reserves of the Company.

      (viii) The authorization to grant rights to acquire shares in the capital of the Company under the Incentive Plan.

      (ix) The approval of the initial public offering of the Company and the listing of the shares of the Company on the New York Stock Exchange and the Amsterdam Stock Exchange.

      (x) The adoption of the annual accounts of the Company for the financial year 1996.

      (xi) The appointment of Arthur Andersen as auditors of the Company for the account year 1997.

Item 6.      Exhibits and reports on Form 8-K

      (b)    Reports on Form 8-K

             The Company did not file a current report on Form 8-K during the three months ended March 31, 1997.

Pursuant to the requirements of the Securities change Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             Chicago Bridge & Iron Company N.V.
                             By:  Chicago Bridge & Iron Company B. V.
                             Its: Managing Director


                             By:/s/ Timothy J. Wiggins
                                ----------------------------------------
                                    Timothy J. Wiggins
                             Its: Managing Director and chief financial officer










Date  May 13, 1997