Form 10-Q
period 1997-06-30
CHICAGO BRIDGE & IRON CO N V
filed 1997-08-14
CIK 1027884

                                   FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended June 30, 1997

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

     YES  X    NO
         ---      ---
The number of shares outstanding of a single class of common stock as of June 30, 1997 - 12,517,552

              CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                               TABLE OF CONTENTS





PART I.         FINANCIAL INFORMATION
                                                                     Page
                                                                     ----
                Consolidated Financial Statements
                    Statements of Income
                    Three Months Ended June 30, 1997 and 1996
                    Six Months Ended June 30, 1997 and 1996            3

                    Balance Sheets
                    June 30, 1997 and December 31, 1996                4

                    Statements of Cash Flows
                    Six Months Ended June 30, 1997 and 1996            5

                    Notes to Consolidated Financial Statements         6

                    Management's Discussion and Analysis of
                    Results of Operations and Financial Condition      9


PART II.        OTHER INFORMATION                                     12



SIGNATURE PAGE                                                        13

             CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT SHARE DATA)


                                                               THREE MONTHS                    SIX MONTHS
                                                               ENDED JUNE 30,                 ENDED JUNE 30,
                                                             1997        1996                1997       1996
Revenues                                                $ 160,349     $ 160,789         $ 310,745    $ 300,510

Cost of revenues                                          141,828       143,099           275,878      267,087
                                                        ---------     ---------         ---------    ---------
  Gross profit                                             18,521        17,690            34,867       33,423

Selling and administrative expenses                        11,123        11,255            22,340       21,500
Management Plan charge                                        -             -              16,662          -
Other operating income                                       (112)         (520)             (303)        (679)
                                                        ---------     ---------         ---------    ---------

  Income (loss) from operations                             7,510         6,955            (3,832)      12,602

Interest expense                                           (1,296)       (1,481)           (2,625)      (2,552)
Other income (expense)                                        466          (150)              864          148
                                                        ---------     ---------         ---------    ---------
  Income (loss) before taxes and minority interest          6,680         5,324            (5,593)      10,198

Income tax expense (benefit)                                1,987         1,387            (3,374)       2,658
                                                        ---------     ---------         ---------    ---------
  Income (loss) before minority interest                    4,693         3,937            (2,219)       7,540

Minority interest in income (loss)                            (81)          750               (18)       1,983
                                                        ---------     ---------         ---------    ---------
  Net income (loss)                                       $ 4,774       $ 3,187         $  (2,201)   $   5,557
                                                        =========     =========         ==========   =========

Net income (loss) per common share (1)                     $ 0.38           N/A (2)      $  (0.18)         N/A (2)

Weighted average common shares outstanding (1)         12,517,552           N/A        12,517,552          N/A

Dividends on common shares
  Amount                                                     $751           N/A              $751          N/A
  Per share                                                $ 0.06           N/A            $ 0.06          N/A



(1) Net income (loss) per common share and the average common shares outstanding for 1997 are presented as if the Offering and the Reorganization, hereinafter defined, had occurred at the beginning of the year.

(2) Net income (loss) per common share is not presented for 1996 as the Reorganization had not taken place. Giving effect to the Offering and the Reorganization as if each had occurred at the first day of the year, net income per common share would have been $0.25 for the three months ended June 30, 1996 and $0.44 for the six months ended June 30, 1996.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

             CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                  JUNE 30,                DECEMBER 31,
                                ASSETS                                              1997                      1996
Current assets
        Cash and cash equivalents                                                $ 31,173                   $ 11,864
        Accounts receivable, net of allowance for doubtful
            accounts of $2,900 in 1997 and $3,047 in 1996                         105,221                    101,675
        Contracts in progress with earned revenues
            exceeding related progress billings                                    72,896                     79,782
        Assets held for sale                                                        4,522                      5,374
        Other current assets                                                        5,219                      7,364
                                                                                 --------                   --------
                 Total current assets                                             219,031                    206,059
                                                                                 --------                   --------
Assets held for sale                                                                  -                        5,118
Property and equipment                                                            118,599                    107,875
Goodwill                                                                           18,783                     19,027
Other non-current assets                                                           13,771                     13,417
                                                                                 --------                   --------
                 Total assets                                                    $370,184                   $351,496
                                                                                 ========                   ========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
        Notes payable                                                            $  3,301                   $  3,114
        Accounts payable                                                           35,275                     24,804
        Accrued liabilities                                                        45,406                     44,513
        Contracts in progress with progress billings
           exceeding related earned revenues                                       43,441                     34,727
        Payable to former Parent Company                                              -                        6,008
        Income taxes payable                                                        3,153                      4,440
                                                                                 --------                   --------
                 Total current liabilities                                        130,576                    117,606
                                                                                 --------                   --------
Long-term debt                                                                     53,000                     53,907
Minority interest in subsidiaries                                                   6,679                      7,428
Other non-current liabilities                                                      78,478                     81,809
                                                                                 --------                   --------
                 Total liabilities                                                268,733                    260,750
                                                                                 --------                   --------

Shareholders' equity
        Common stock; NLG .01 par value, 50,000,000 authorized
           shares; 12,517,552 issued and outstanding shares                            74                       -
        Common stock; $1 par value, 1,000 authorized shares;
           1,000 issued and outstanding shares                                        -                            1
        Additional paid-in capital                                                 94,606                     79,958
        Retained earnings                                                           8,610                     11,562
        Cumulative translation adjustment                                          (1,839)                      (775)
                                                                                 --------                   --------
                 Total shareholders' equity                                       101,451                     90,746
                                                                                 --------                   --------
                 Total liabilities and shareholders' equity                      $370,184                   $351,496
                                                                                 ========                   ========



The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

             CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)

<Capton>
                                                                                                    SIX MONTHS
                                                                                                  ENDED JUNE 30,
                                                                                               1997            1996
Cash flows from operating activities
        Net income (loss)                                                                     $(2,201)        $ 5,557
        Adjustments to reconcile net income to net cash provided by operating activities
                Management Plan charge                                                         16,662             -
                Depreciation and amortization                                                   8,117           8,559
                (Increase)/decrease in deferred income taxes                                   (6,474)          1,743
                Gain on sale of fixed assets                                                   (1,128)           (679)
        Change in operating assets and liabilities (see below)                                 20,895          (1,839)
                                                                                              -------         -------
                Net cash provided by operating activities                                      35,871          13,341
                                                                                              -------         -------

Cash flows from capital investment activities
        Proceeds from sale of fixed assets and assets held for sale                             9,718           2,719
        Capital expenditures                                                                  (18,801)         (5,218)
                                                                                              -------         -------
                Net cash used in capital investment activities                                 (9,083)         (2,499)
                                                                                              -------         -------

Cash flows from financing and shareholder activities
        Advance to former Parent Company                                                       (6,008)         (6,911)
        Increase/(decrease) in notes payable                                                      187            (858)
        Net repayment of long-term debt to former Parent Company                              (53,907)             -
        Net borrowings under Revolving Credit Facility                                         53,000              -
        Dividends paid                                                                           (751)             -
                                                                                              -------         -------
                Net cash used in financing and shareholder activities                          (7,479)         (7,769)
                                                                                              -------         -------

Increase in cash and cash equivalents                                                          19,309           3,073
Cash and cash equivalents, beginning of the period                                             11,864          12,850
                                                                                              -------         -------
Cash and cash equivalents, end of the period                                                  $31,173         $15,923
                                                                                              =======         =======


Change in operating assets and liabilities
        (Increase)/decrease in receivables, net                                               $(3,546)        $ 7,137
        (Increase)/decrease in contracts in progress, net                                      15,600            (420)
        (Increase)/decrease in other current assets                                             2,145          (2,590)
        Increase/(decrease) in accounts payable & accrued liabilities                          11,364          (9,519)
        Decrease in payable to former Parent Company                                              -               -
        Increase/(decrease) in income taxes payable                                            (1,287)          6,097
        Other, net                                                                             (3,381)         (2,544)
                                                                                              -------         -------
                Total                                                                         $20,895         $(1,839)
                                                                                              =======         =======

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

              CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                       (IN THOUSANDS, EXCEPT SHARE DATA)


1. ORGANIZATION AND INITIAL PUBLIC OFFERING

Unaudited Interim Financial Statements

The accompanying unaudited consolidated financial statements for Chicago Bridge & Iron Company N.V. and Subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the full year consolidated financial statements and notes thereto included in the Company's Registration Statement, filed on Form S-1 (No. 333-18065), as amended.

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

Reorganization

At December 31, 1996, Chicago Bridge & Iron Company and Subsidiaries ("CB&I") was a wholly owned subsidiary of Chi Bridge Holdings, Inc. ("Holdings"), which in turn was a wholly owned subsidiary of Praxair, Inc. ("Praxair") In March, 1997, Holdings effected a reorganization (the "Reorganization") whereby Holdings transferred the business of CB&I to Chicago Bridge & Iron N.V. ("CB&I N.V."), a corporation organized under the laws of The Netherlands. This Reorganization did not affect the carrying amounts of CB&I's assets and liabilities, nor result in any distribution of their cash or other assets to Praxair. The consolidated balance sheet as of June 30, 1997 reflects the Reorganization. CB&I N.V.'s only transaction for the year ended December 31, 1996 was a $59 original investment in exchange for common stock and additional paid-in capital. The consolidated balance sheet as of December 31, 1996 and the consolidated income statement and statement of cash flows for the period ended June 30, 1996 include the amounts of CB&I prior to the Reorganization.

2. LONG-TERM DEBT

Through April 2, 1997, the Company's cash requirements were funded by Praxair through the long-term debt account. Interest was payable to Praxair at 7% per annum. Also, approximately $22,000 of letters of credit were outstanding at June 30, 1997 related to the Company's insurance program, and are guaranteed by Praxair. In addition, the Company had $2,050 of letters of credit outstanding related to the Company's insurance program.

On April 2, 1997, the Company, The Chase Manhattan Bank and a syndicate of other banks entered into a five year senior, unsecured competitive advance and revolving credit facility (the "New Revolving Credit Facility"). Maximum availability under the New Revolving Credit Facility is $100,000 for the first three years and $50,000 thereafter. The Company initially borrowed $75,000 thereunder to repay the long-term debt to Praxair as of April 2, 1997. The unused available committed amounts under the New Revolving Credit Facility will be available for general corporate purposes, including working capital, letters of credit and other requirements of the Company. Revolving credit loans are available at interest rates based upon the lenders' alternate base rate or a spread ranging from 0.325% to 0.875% (based on the Company's debt coverage ratio) over LIBOR or on a competitive bid basis. At June 30, 1997 the weighted average interest rate was 6.41%. Letters of credit may be issued, subject to a $35,000 sublimit, on either a committed or competitive bid basis and expire one year after issuance, unless otherwise provided. The New Revolving Credit Facility will terminate on April 2, 2002.

The New Revolving Credit Facility contains certain restrictive covenants regarding tangible net worth, interest coverage and leverage ratios, and capital expenditures, among other restrictions. The company was in compliance with all covenants at June 30, 1997.

On June 30, 1997, the Company deposited $14,000 in an irrevocable trust. These funds were invested in a U.S. Treasury Fund maturing on July 2, 1997 to be applied to borrowings under the New Revolving Credit Facility on that date; accordingly, long-term debt at June 30, 1997 was reduced by this amount to $53,000.


3. INCOME TAXES

Prior to the Reorganization, the consolidated amount of current and deferred tax expense was allocated among the members of the Praxair group using the pro-rata method, which assumed the Company's taxes would be filed as part of Praxair's consolidated return. In conjunction with the Offering, the Company became a stand alone entity and, therefore, subsequent to March 26, 1997 the consolidated amount of current and deferred tax expense will be calculated using a separate return approach. The separate return approach is not expected to result in significant adjustments to the tax accounts.

The Company had a net deferred tax asset before valuation allowance of $33,902 and $27,544 at June 30, 1997 and December 31, 1996, respectively. The increase in the deferred tax assets is a result of the tax benefit associated with the Management Plan charge (Note 4). The net deferred tax asset at June 30, 1997 and December 31, 1996 was reduced by a valuation allowance of $27,155.

4.  THE MANAGEMENT PLAN

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

Upon consummation of the Offering, the Company made a contribution to the Management Plan in the form of 925,670 Common Shares having a value of $16,662. Accordingly, the Company recorded expense of $16,662 ("Management Plan Charge") in the three months ended March 31, 1997.

5.  STOCK OPTIONS

In conjunction with the Offering, the Company reserved 1,251,755 Common Shares for issuance under the long-term incentive compensation plan (the "Incentive Plan") adopted by the Company's Delaware subsidiary, Chicago Bridge & Iron Company ("Bridge"). In conjunction with the Offering, Bridge granted 513,348 options to purchase Common Shares (the "Options") at an exercise price equal to the initial offering price of $18.00 per common share. The Options are exercisable after April 2, 2000 at the earliest subject to achievement of a cumulative earnings per share for the three year period from 1997 through 1999 of at least $6.25 per Common Share (excluding the $16,662 Management Plan charge discussed in Note 4 above), or if not achieved, on any succeeding April 2 if such goal, compounded an additional 15% per year, is achieved as of the end of the fiscal year then ended preceding such April 2 date, and if never so achieved, then automatically after nine years from their date of grant. The Incentive Plan has a life of five years for the purpose of making grants or awards. As of June 30, 1997, net of forfeitures, 749,702 Common Shares remained available for issuance under the Incentive Plan.

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes.

RESULTS OF OPERATIONS
Revenues for the second quarter of 1997 were $160.3 million compared with $160.8 million in the second quarter of 1996. For the first six months of 1997, revenues of $310.7 million were 3.4% greater than the $300.5 million earned in the first half of 1996. Revenues earned outside North America for the first six months of 1997 were approximately 53% of the total revenues compared with 48% for the comparable period of 1996.

Although the Company continues to experience increased competition for available work in North America and increased pressure from North American-based competitors seeking work in Central and South America, world-wide new business taken during the second quarter of 1997 was strong, increasing 40% to $182.5 million compared with $130.2 million in the same period last year. For the six months ended June 30, 1997, new business taken of $388.1 million was 16% greater than the $334.3 million reported in the first half of 1996. Over 60% of the new business taken during the six months was for contracts awarded outside of North America.

Backlog at June 30, 1997, increased $74.5 million to $560.2 million compared with a backlog of $485.7 million at December 31, 1996 and was $61.7 million or 12.4% higher than the $498.5 million backlog reported at June 30, 1996. As a result, the Company anticipates revenues will continue to increase at least for the next several quarters. The rate of revenue growth for the remainder of 1997 and into 1998 is dependent not only on the amount of additional new business taken during 1997, but the timing with which the Company puts work in place during the current year.

Gross profit for the three months ended June 30, 1997, amounted to $18.5 million or 11.6% of revenues compared with $17.7 million or 11.0% in the prior year quarter. For the six month period, gross profit increased by $1.4 million to $34.9 million or 11.2% of revenues compared with $33.4 million or 11.1% for the comparable period of 1996. Start-up costs related to the expansion of the Company's Houston, Texas facility and the implementation of new computer systems were more than offset by the favorable geographic and product mix of contracts in progress.

Selling and administrative expenses increased to $22.3 million (7.2% of revenues) from $21.5 million (7.2% of revenues) in the six months of 1996. The increase in selling and administrative expense is a result of increased administrative expenses required as an independent company.

As reported earlier this year, the Company recorded a one-time, non-cash Management Plan charge of $16.7 million ($10.1 million net of tax) related to the contribution of common shares to a management compensation program in connection with the Company's recent initial public offering. The objective of this plan is to align executive compensation with shareholder value. Other operating income for the six months ended June 30, 1997 includes a $1.1 million gain from the sale of assets, primarily from the sale of the Cordova, Alabama manufacturing facility, substantially offset by $0.8 million increase in litigation reserves.

Income from operations for the second quarter of 1997 was $7.5 million compared with $7.0 million in the second quarter of 1996. For the first six months of 1997, the Company incurred a loss from operations of $3.8 million. Excluding the one-time, non-cash Management Plan charge, income from operations was $12.8 million for the six months ended June 30, 1997, compared with $12.6 million in the six months ended June 30, 1996. For the first six months of 1997, $4.0 million of estimated cost savings from the Restructuring Program have been significantly offset by $3.0 million of anticipated incremental stand-alone and employee benefit costs. Anticipated cost savings from the Restructuring Program are currently expected to exceed the stand-alone costs for the remainder of 1997.

Interest expense was $2.6 million for both the six months of 1997 and the comparable period of 1996. Other income (expense) consists primarily of interest earned on cash balances at foreign subsidiaries and investment income and losses.

For the six months ended June 30, 1997, income tax expense decreased $6.1 million to a net income tax benefit of $3.4 million compared with income tax expense of $2.7 million in the prior year six months. The decrease in income tax expense between periods is mostly attributable to the decrease in the taxable income as a result of the one-time, non-cash Management Plan charge. Excluding the Management Plan charge, income tax expense would have been $3.2 million for the first half of 1997.

Minority interest in income decreased for both the three and six months of 1997 compared with 1996. This was mainly due to lower contract volume and profitability of the Company's less than 100% owned consolidated entities operating in Asia and the Middle East. The Company believes this situation to be cyclical in nature and anticipates improvement in the near future.

Net income for the three months ended June 30, 1997, was $4.8 million or $0.38 per share. The net loss for the six months ended June 30, 1997 was $2.2 million or $0.18 per share. Excluding the Management Plan charge, net income for the six month period would have been $7.9 million or $0.63 per share compared with net income of $5.6 million for the same period of 1996. Giving effect to the Offering and the Reorganization as if each had occurred at the first day of the year, net income per share for the three months and six months ended June 30, 1996 would have been $0.25 and $0.44, respectively.

FINANCIAL CONDITION

For the six months ended June 30, 1997, the Company generated cash from operations of $35.9 million. Cash generated was primarily the result of increased net income, excluding the one-time, non-cash Management Plan charge and lower working capital requirements.

Capital expenditures for the six months ended June 30, 1997 were $18.8 million. Such capital expenditures were used primarily for modifications to the Company's Houston, Texas facility,field equipment and information technology and systems development. During the six months, the Company realized $9.7 million in proceeds from the sale of assets, primarily from the sale of the Cordova, Alabama and Fort Erie, Canada manufacturing facilities.

The Company was a subsidiary of CBI Industries, Inc. ("Industries") when Industries was acquired by Praxair during the first quarter of 1996. On December 19, 1996, Industries merged into Praxair. As a subsidiary of both Industries and Praxair, the Company has participated in corporate cash management systems. Liquidity required for or generated from the business was handled through this system. As part of the Praxair acquisition, $55 million of acquisition related indebtedness was assumed by the Company. During 1996 and throughout the first quarter of 1997, Praxair had received from or advanced funds to the Company to fund its working capital and capital expenditure requirements. In early 1997, the Company entered into a revolving credit facility with a syndicate of banks which has a maximum availability of $100 million for three years, to be reduced to $50 million for two years thereafter (including up to $35 million for letters of credit). In April, 1997, the Company borrowed $75 million under this credit facility to refinance its long-term debt to Praxair and to fund its own corporate cash management system. During the second quarter, the Company made substantial progress in generating cash from operating activities, ending the quarter with $31 million in cash and $53 million of long-term debt.

Furthermore, in the ordinary course of business, the Company obtains performance bonds and letters of credit from insurance companies and banks, which support the Company's performance obligations under contracts to customers. As of June 30, 1997, there were no material changes to these obligations compared to the amount at December 31, 1996.

Management anticipates that by utilizing cash generated from operations and funds provided under the New Revolving Credit Facility, the Company will be able to meet its working capital and capital expenditure needs for at least the next 24 months.


The information contained herein includes certain forward-looking statements, including revenue growth and funding of working capital and capital expenditure need, that involve a number of risks and uncertainties. Actual events or results may differ materially from the Company's expectations. In addition to matters described herein, operating risks, risks associated with fixed price contracts, fluctuating revenues and cash flow and competitive pressures, as well as risk factors listed from time to time in the Company's SEC reports (including, but not limited to its Registration Statement on Form S-1 (No. 333-18065), as amended), may affect the actual results achieved by the Company.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material developments in the legal proceedings described in the Company's Registration Statement on Form S-1 (No. 333-18065), as amended.


Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits

           27.  Financial Data Schedule


      (b)  Reports on Form 8-K

           The Company did not file a current report on Form 8-K during the three months ended June 30, 1997.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Chicago Bridge & Iron Company N.V.



                              /s/  Timothy J. Wiggins
                              ---------------------------------------
                              By:  Chicago Bridge & Iron Company B.V.
                              Its:  Managing Director
                              Timothy J. Wiggins
                              Managing Director
                              (Principal Financial Officer)








Date:  August 13, 1997