Form 10-Q
period 1997-09-30
CHICAGO BRIDGE & IRON CO N V
filed 1997-11-10
CIK 1027884

                                  FORM 10-Q
              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly period ended September 30, 1997

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

Principle Executive Office:

                               Koningslaan 34
                              1075 AD Amsterdam
                               The Netherlands
                                31-20-5789588
 (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)
                            Robert H. Wolfe, Esq.
                        Chicago Bridge & Iron Company
                         1501 North Division Street
                         Plainfield, Illinois 60544
                               (815) 439-6000
 (Address, including zip code, and telephone number, including area code, of registrant's agent for service)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES  X   NO
                                 -----    ------

The number of shares outstanding of a single class of common stock as of September 30, 1997 - 12,517,552

             CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                              TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION
                                                                          Page
                                                                          ----
         Consolidated Financial Statements
              Statements of Income
              Three Months Ended September 30, 1997 and 1996
              Nine Months Ended September 30, 1997 and 1996                  3

              Balance Sheets
              September 30, 1997 and December 31, 1996                       4


              Statements of Cash Flows
              Nine Months Ended September 30, 1997 and 1996                  5

              Notes to Consolidated Financial Statements                     6

              Management's Discussion and Analysis of
              Results of Operations and Financial Condition                 10


PART II. OTHER INFORMATION                                                  13


SIGNATURE PAGE                                                              14


             CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except share data)

                              THREE MONTHS                   NINE MONTHS
                           ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                            1997         1996            1997         1996
Revenues                $   166,755  $   183,021     $   477,500  $   483,531

Cost of revenues            158,204      163,436         434,082       430,523
                        -----------  -----------     -----------  -----------
  Gross profit                8,551       19,585          43,418       53,008

Selling and
  administrative expenses    11,096       10,748          33,436       32,248
Management Plan charge         -            -             16,662         -
Other operating
  (income) expense           (4,053)         298          (4,356)        (381)
                        -----------  -----------     -----------  -----------
  Income (loss) from
    operations                1,508        8,539          (2,324)      21,141

Interest expense               (506)      (1,235)         (3,131)      (3,787)
Other income                    369          433           1,233          581
                        -----------  -----------     -----------  -----------
  Income (loss) before
    taxes and minority
    interest                  1,371        7,737          (4,222)      17,935

Income tax expense
  (benefit)                     384        2,016          (2,990)       4,674
                        -----------  -----------     -----------  -----------
  Income (loss) before
    minority interest           987        5,721          (1,232)      13,261

Minority interest in
  income (loss)                (125)         348            (143)       2,331
                        -----------  -----------     -----------  -----------
  Net income (loss)     $     1,112  $     5,373     $    (1,089) $    10,930
                        ===========  ===========     ===========  ===========

Net income (loss) per
  common share (1)      $      0.09          N/A(2)  $     (0.09)         N/A(2)

Weighted average
  common shares
  outstanding (1)        12,517,552          N/A      12,517,552          N/A

Dividends on
  common shares
    Amount              $       751          N/A     $     1,502          N/A
    Per share           $      0.06          N/A     $      0.12          N/A



(1) Net income (loss) per common share and the weighted average common shares outstanding for 1997 are presented as if the Offering and the Reorganization, hereinafter defined, had occurred at the beginning of the year.

(2) Net income (loss) per common share is not presented for 1996 as the Reorganization had not taken place. Giving effect to the Offering and the Reorganization as if each had occurred at the first day of the year, net income per common share would have been $0.43 for the three months ended September 30, 1996 and $0.87 for the nine months ended September 30, 1996.


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

             CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share data)


                                                   SEPTEMBER 30,   DECEMBER 31,
            ASSETS                                     1997            1996
Current assets
  Cash and cash equivalents                          $ 17,751        $ 11,864
  Accounts receivable, net of allowance
    for doubtful accounts of $2,273 in 1997
    and $3,047 in 1996                                131,925         101,675
  Contracts in progress with earned revenues
    exceeding related progress billings                56,646          79,782
  Assets held for sale                                  4,522           5,374
  Other current assets                                  7,176           7,364
                                                     --------        --------
        Total current assets                          218,020         206,059
                                                     --------        --------
Assets held for sale                                     -              5,118
Property and equipment                                121,598         107,875
Goodwill                                               18,661          19,027
Other non-current assets                               14,210          13,417
                                                     --------        --------
        Total assets                                 $372,489        $351,496
                                                     ========        ========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Notes payable                                      $  1,292        $  3,114
  Accounts payable                                     38,041          24,804
  Accrued liabilities                                  45,620          44,513
  Contracts in progress with progress billings
    exceeding related earned revenues                  58,532          34,727
  Payable to former Parent Company                       -              6,008
  Income taxes payable                                  2,892           4,440
                                                     --------        --------
        Total current liabilities                     146,377         117,606
                                                     --------        --------
Long-term debt                                         42,000          53,907
Minority interest in subsidiaries                       5,642           7,428
Other non-current liabilities                          77,873          81,809
                                                     --------        --------
        Total liabilities                             271,892         260,750
                                                     --------        --------
Shareholders' equity
  Common stock; NLG .01 par value,
    50,000,000 authorized shares; 12,517,552
    issued and outstanding shares                          74            -
  Common stock; $1 par value, 1,000 authorized
    shares; 1,000 issued and outstanding shares          -                  1
  Additional paid-in capital                           94,606          79,958
  Retained earnings                                     8,971          11,562
  Cumulative translation adjustment                    (3,054)           (775)
                                                     --------        --------
        Total shareholders' equity                    100,597          90,746
                                                     --------        --------
        Total liabilities and shareholders' equity   $372,489        $351,496
                                                     ========        ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

             CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                            NINE MONTHS
                                                        ENDED SEPTEMBER 30,
                                                        1997            1996
Cash flows from operating activities
  Net income (loss)                                  $ (1,089)       $ 10,930
  Adjustments to reconcile net income to net
    cash provided by operating activities
      Management Plan charge                           16,662            -
      Depreciation and amortization                    12,882          12,605
      Increase in prepaid income taxes                 (7,061)           -
      (Gain)/loss on sale of fixed assets              (1,095)            354
  Change in operating assets and
    liabilities (see below)                            22,514          (1,703)
                                                     --------        --------
      Net cash provided by operating activities        42,813          22,186
                                                     --------        --------
Cash flows from capital investment activities
  Proceeds from sale of fixed assets and assets
    held for sale                                      11,030           6,583
  Capital expenditures                                (26,717)         (8,075)
                                                     --------        --------
      Net cash used in capital investment activities  (15,687)         (1,492)
                                                     --------        --------
Cash flows from financing and shareholder activities
  Payment to former Parent Company                     (6,008)        (12,972)
  Decrease in notes payable                            (1,822)           (559)
  Net repayment of long-term debt to former
    Parent Company                                    (53,907)           -
  Net borrowings under Revolving Credit Facility       42,000            -
  Dividends paid                                       (1,502)           -
                                                     --------        --------
      Net cash used in financing and
        shareholder activities                        (21,239)        (13,531)
                                                     --------        --------
Increase in cash and cash equivalents                   5,887           7,163
Cash and cash equivalents, beginning of the period     11,864          12,850
                                                     --------        --------
Cash and cash equivalents, end of the period         $ 17,751        $ 20,013
                                                     ========        ========

Change in operating assets and liabilities
  (Increase)/decrease in receivables, net            $(30,250)       $ 14,421
  (Increase)/decrease in contracts in progress, net    46,941         (23,369)
  Decrease in other current assets                        188           4,435
  Increase in accounts payable & accrued liabilities   11,419             780
  Decrease in income taxes payable                     (1,548)           -
  Other, net                                           (4,236)          2,030
                                                     --------        --------
      Total                                          $ 22,514        $ (1,703)
                                                     ========        ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

             CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             September 30, 1997
                      (in thousands, except share data)

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

Common Share Offering

In December 1996, the Company filed a registration statement with the Securities and Exchange Commission for an initial public offering of a majority of the Company's common shares (the "Offering"). In March 1997, the Company completed the Offering of 11,045,941 shares of Common Stock at $18.00 per share. The Company did not receive any proceeds from the Offering, but incurred $2,000 of the offering costs. These shares of Common Stock are traded on the New York and Amsterdam Stock Exchanges.

Reorganization

At December 31, 1996, Chicago Bridge & Iron Company and Subsidiaries ("CB&I") was a wholly owned subsidiary of Chi Bridge Holdings, Inc. ("Holdings"), which in turn was a wholly owned subsidiary of Praxair, Inc. ("Praxair"). In March 1997, Holdings effected a reorganization (the "Reorganization") whereby Holdings transferred the business of CB&I to Chicago Bridge & Iron Company N.V. ("CB&I N.V."), a corporation organized under the laws of The Netherlands. This Reorganization did not affect the carrying amounts of CB&I's assets and liabilities, nor result in any distribution of their cash or other assets to Praxair. The consolidated balance sheet as of September 30, 1997, reflects the Reorganization. CB&I N.V.'s only transaction for the year ended December 31, 1996, was a $59 original investment in exchange for common shares and additional paid-in capital. The consolidated balance sheet as of December 31, 1996, and the consolidated income statement and statement of cash flows for the period ended September 30, 1996, include the amounts of CB&I prior to the Reorganization.

2. LONG-TERM DEBT

Through April 2, 1997, the Company's cash requirements were funded by Praxair through the long-term debt account. Interest was payable to Praxair at 7% per annum. Also, approximately $22,000 of letters of credit were outstanding at September 30, 1997, related to the Company's insurance program, and are guaranteed by Praxair. In addition, the Company had $3,075 of letters of credit outstanding related to the Company's insurance program.

On April 2, 1997, the Company, The Chase Manhattan Bank and a syndicate of other banks entered into a five year senior, unsecured competitive advance and revolving credit facility (the "New Revolving Credit Facility"). Maximum availability under the New Revolving Credit Facility is $100,000 for the first three years and $50,000 thereafter. The Company initially borrowed $75,000 thereunder to repay the long-term debt to Praxair as of April 2, 1997. The unused available committed amounts under the New Revolving Credit Facility will be available for general corporate purposes, including working capital, letters of credit and other requirements of the Company. Revolving credit loans are available at interest rates based upon the lenders' alternate base rate or a spread ranging from 0.325% to 0.875% (based on the Company's debt coverage ratio) over LIBOR or on a competitive bid basis. At September 30, 1997, the weighted average interest rate was 6.31%. Letters of credit may be issued, subject to a $35,000 sublimit, on either a committed or competitive bid basis and expire one year after issuance, unless otherwise provided. The New Revolving Credit Facility will terminate on April 2, 2002.

The New Revolving Credit Facility contains certain restrictive covenants regarding tangible net worth, interest coverage and leverage ratios, and capital expenditures, among other restrictions. The New Revolving Credit Facility was amended to increase the restriction on capital expenditures for 1997 from $22.5 million to $33.0 million.

On September 30, 1997, the Company deposited $11,000 in an irrevocable trust. These funds were invested in a U.S. Treasury Fund maturing on October 3, 1997, to be applied to borrowings under the New Revolving Credit Facility on that date; accordingly, long-term debt at September 30, 1997, was reduced by this amount to $42,000.

3. INCOME TAXES

Prior to the Reorganization, the consolidated amount of current and deferred tax expense was allocated among the members of the Praxair group using the pro-rata method, which assumed the Company's taxes would be filed as part of Praxair's consolidated return. In conjunction with the Offering, the Company became a stand-alone entity and, therefore, subsequent to March 26, 1997, the consolidated amount of current and deferred tax expense will be calculated using a separate return approach. The separate return approach is not expected to result in significant adjustments to the tax accounts.

The Company had a net deferred tax asset before valuation allowance of $33,902 and $27,544 at September 30, 1997, and December 31, 1996, respectively. The increase in the deferred tax assets is a result of the tax benefit associated with the Management Plan charge (Note 4). The net deferred tax asset at September 30, 1997, and December 31, 1996, was reduced by a valuation allowance of $27,155.

4.  THE MANAGEMENT PLAN

The Company established the Chicago Bridge & Iron Management Defined Contribution Plan (the "Management Plan") in early 1997. The Management Plan is not qualified under Section 401(a) of the Internal Revenue Code ("the Code") and each participant's account shall be treated as a separate account under
Section 404(a) (5) of the Code. The number of initial participants was seventy-one. The designation of the Management Plan's participants, the amount of Company contributions to the Management Plan and the amount allocated to the individual participants were determined by the Company's Management Board. The allocation to the participant's individual accounts occurs concurrently with the Company's contributions. Management Plan shares will vest as determined by the vesting provisions of the plan. Upon vesting, the distribution of the balance held in the individual participant's account can be distributed at the election of the participant. Forfeitures of Management Plan shares under the provisions of the Management Plan will be reallocated to the other Management Plan participants.

Upon consummation of the Offering, the Company made a contribution to the Management Plan in the form of 925,670 Common Shares having a value of $16,662. Accordingly, the Company recorded expense of $16,662 ("Management Plan charge") in the three months ended March 31, 1997.

5.  STOCK OPTIONS

In conjunction with the Offering, the Company reserved 1,251,755 Common Shares for issuance under the long-term incentive compensation plan (the "Incentive Plan") adopted by the Company's Delaware subsidiary, Chicago Bridge & Iron Company ("Bridge"). In conjunction with the Offering, Bridge granted 513,348 options to purchase Common Shares (the "Options") at an exercise price equal to the initial offering price of $18.00 per common share. The Options are exercisable after April 2, 2000, at the earliest subject to achievement of a cumulative earnings per share for the three year period from 1997 through 1999 of at least $6.25 per Common Share (excluding the $16,662 Management Plan charge discussed in Note 4 above), or if not achieved, on any succeeding April 2 if such goal, compounded an additional 15% per year, is achieved as of the end of the fiscal year then ended preceding such April 2 date, and if never so achieved, then automatically after nine years from their date of grant. The Incentive Plan has a life of five years for the purpose of making grants or awards. As of September 30, 1997, net of forfeitures, 746,102 Common Shares remained available for issuance under the Incentive Plan.

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

6.  COMMITMENTS AND CONTINGENT LIABILITIES

See Part II - Legal Proceedings for an update of Aluminum Company of America v. Beazer East, Inc. v. Chicago Bridge & Iron Company. As a result of the September 2, 1997, favorable judgment, the Company recognized $3.4 million of other operating income for the three months ended September 30, 1997.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                           AND FINANCIAL CONDITION

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes.

RESULTS OF OPERATIONS
Revenues for the third quarter of 1997 were $166.8 million compared with $183.0 million in the third quarter of 1996. For the first nine months of 1997, revenues of $477.5 million were 1.2% lower than the $483.5 million earned in the first nine months of 1996. Revenues for the nine months of 1997 were lower than the comparable period of 1996 due to a decline in volume at CB&I Constructors (headquartered in Houston) and CBI Services. This decline was substantially offset by higher earned revenues in the Asia Pacific, and Europe, Africa and Middle East areas. Revenues earned outside of North America for the first nine months of 1997 were approximately 55% of the total revenues compared with 48% for the comparable period of 1996.

New business taken for the quarter ended September 30, 1997, was $173.1 million, a 24% increase over the third quarter of 1996. For the nine months ended September 30, 1997, new business taken of $561.1 million was 18% greater than the $474.3 million reported in the first nine months of 1996. Over 60% of the new business taken during the nine months was for contracts awarded outside of North America.

Backlog at September 30, 1997, increased $102.4 million or 22.4% to $559.0 million, compared with a backlog of $456.6 million at September 30, 1996, and was $73.3 million or 15.1% higher than the $485.7 million backlog reported at December 31, 1996. At September 30, 1997, over 55% of backlog was for work to be performed outside of North America.

Gross profit for the three months ended September 30, 1997, amounted to $8.6 million or 5.1% of revenues compared with $19.6 million or 10.7% in the prior year quarter. For the nine-month period, gross profit decreased by $9.6 million to $43.4 million or 9.1% of revenues compared with $53.0 million or 11.0% for the comparable period of 1996.

Selling and administrative expenses increased to $33.4 million (7.0% of revenues) from $32.2 million (6.7% of revenues) in the nine months of 1996. The increase in selling and administrative expense is a result of increased administrative expenses required as an independent company.

As reported earlier this year, the Company recorded a one-time, non-cash Management Plan charge of $16.7 million ($10.1 million net of tax) related to the contribution of common shares to a management compensation program in connection with the Company's recent initial public offering. The objective of this plan is to align executive compensation with shareholder value. Other operating income for the three months ended September 30, 1997, was favorably impacted by non-recurring income of approximately $4.1 million from the resolution of disputed liabilities and recognition of income related to a favorable appeals court decision. The third quarter of 1997 was also positively impacted by an $0.8 million reduction in the cost of revenues for the capitalization of tools previously expensed during the first half of 1997. In addition, nine-month

1997 other operating income includes a $1.1 million gain from the sale of assets, primarily from the sale of the Cordova, Alabama, manufacturing facility, partially offset by $0.8 million increase in litigation reserves.

Income from operations for the third quarter of 1997 was $1.5 million compared with $8.5 million in the third quarter of 1996. For the first nine months of 1997 the loss from operations was $2.3 million. Excluding the one-time, non-cash Management Plan charge, income from operations was $14.3 million for the nine months ended September 30, 1997, compared with $21.1 million in the nine months ended September 30, 1996.

Third quarter 1997 income from operations was negatively impacted by an operating loss at CB&I Constructors. This loss resulted from start-up problems associated with the expansion of the Houston fabricating facility and implementation of new integrated computerized systems being piloted at Houston. These factors have resulted in additional costs and delays in some materials reaching construction sites, thereby resulting in lower operating income and postponing the recognition of revenue. Based on third quarter 1997 results and more in-depth examination of contracts, the Company recognized it will incur additional costs to complete existing contracts. The Company anticipates CB&I Constructors' will operate near break-even in the fourth quarter. In light of the third quarter 1997 results and considering the increasingly competitive market conditions in North America, the Company expects U.S. operations will be less profitable for 1998 than originally anticipated.

Interest expense was $3.1 million for the nine months of 1997 compared with $3.8 million in the comparable period of 1996. This decrease is due to lower debt levels, lower interest rates and $0.3 million of capitalized interest costs. Other income consists primarily of interest earned on cash balances at foreign subsidiaries.

For the nine months ended September 30, 1997, income tax expense decreased $7.7 million to a net income tax benefit of $3.0 million compared with income tax expense of $4.7 million in the comparable period of the prior year. The decrease in income tax expense between periods is mostly attributable to the decrease in the taxable income as a result of the one-time, non-cash Management Plan charge. Excluding the Management Plan charge, income tax expense would have been $3.6 million for the first nine months of 1997.

Minority interest in income decreased for both the three and nine months ended September 30, 1997, compared with the same periods of 1996. This was mainly due to lower contract volume and profitability of the Company's less than 100% owned consolidated entities operating in Asia and the Middle East.

Net income for the three months ended September 30, 1997, was $1.1 million or $0.09 per share compared with $5.4 million for the same period last year. For the nine months ended September 30, 1997, net income was $9.0 million or $0.72 per share, excluding the effect of the one-time, non-cash Management Plan charge. Including the one-time, non-cash Management Plan charge, the Company reported a net loss of $1.1 million or $0.09 per share for the nine-month period ended September 30, 1997, compared with net income of $10.9 million for the same period of 1996. Giving effect to the Offering and the Reorganization as if each had occurred at the first day of the year, net income per share for the three months and nine months ended September 30, 1996, would have been $0.43 and $0.87, respectively.

FINANCIAL CONDITION

For the nine months ended September 30, 1997, the Company generated cash from operations of $42.8 million. A significant contributor to this positive operating cash flow was $29.9 million reduction of contract working capital (accounts receivable plus net contracts in progress less accounts payable).

Capital expenditures for the nine months ended September 30, 1997, were $26.7 million. These expenditures included $15.4 million for the expansion and improvement of facilities, $7.4 million for field equipment, and $3.9 million for information systems and other capital expenditures. During the nine months of 1997, the Company realized $11.0 million in proceeds from the sale of assets, primarily from the sale of excess manufacturing facilities.

The Company was a subsidiary of CBI Industries, Inc. ("Industries") when Industries was acquired by Praxair during the first quarter of 1996. On December 19, 1996, Industries merged into Praxair. As a subsidiary of both Industries and Praxair, the Company has participated in corporate cash management systems. Liquidity required for or generated from the business was handled through this system. As part of the Praxair acquisition, $55 million of acquisition related indebtedness was assumed by the Company. During 1996 and throughout the first quarter of 1997, Praxair had received from or advanced funds to the Company to fund its working capital and capital expenditure requirements. In early 1997, the Company entered into a revolving credit facility with a syndicate of banks which has a maximum availability of $100 million for three years, to be reduced to $50 million for two years thereafter (including up to $35 million for letters of credit). In April 1997, the Company borrowed $75 million under this credit facility to refinance its long-term debt to Praxair and to fund its own corporate cash management system. During the second and third quarter, the Company reduced long-term debt, ending the third quarter with $18 million in cash and $42 million of long-term debt.

Furthermore, in the ordinary course of business, the Company obtains performance bonds and letters of credit from insurance companies and banks, which support the Company's performance obligations under contracts to customers. As of September 30, 1997, there were no material changes to these obligations compared with the amount at December 31, 1996. However, the Company intends to replace the $22 million of letters of credit related to the Company's insurance program, and which are guaranteed by Praxair, by December 31, 1997.

Management anticipates that by utilizing cash generated from operations and funds provided under the New Revolving Credit Facility, the Company will be able to meet its working capital and capital expenditure needs for at least the next 24 months.

The information contained herein includes certain forward-looking statements, including funding of working capital and capital expenditures, that involve a number of risks and uncertainties. Actual events or results may differ materially from the Company's expectations. In addition to matters described herein, operating risks, risks associated with fixed price contracts, risks associated with percentage-of-completion accounting, fluctuating revenues and cash flow and competitive pressures, as well as risk factors listed from time to time in the Company's reports filed with the Securities and Exchange Commission (including, but not limited to its Registration Statement on Form S-1 [No. 333-18065], as amended), may affect the actual results achieved by the Company.

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

A subsidiary of the Company was a minority shareholder from 1934 to 1954 in a company which owned or operated at various times several wood treating facilities at sites in the United States, some of which are currently under investigation, monitoring or remediation under various environmental laws. With respect to some of these sites, the Company has been named a PRP under CERCLA and similar state laws. Without admitting any liability, the Company has entered into a consent decree with the federal government regarding one of these sites and has had an administrative order issued against it that could impose cleanup obligations on the Company with respect to another site. There can be no assurance that the Company will not be required to clean up one or more of these sites pursuant to agency directives or court orders. The Company has been involved in litigation concerning environmental liabilities, which are currently undeterminable, in connection with certain of those sites. The Company denies any liability for each site and believes that the successors to the wood treating business are responsible for the costs of remediation of the sites. Without admitting any liability, the Company has reached settlements for environmental cleanup at most of the sites. In July 1996, a judgment in favor of the Company was entered in the suit Aluminum Company of America v. Beazer East, Inc. v. Chicago Bridge & Iron Company, instituted in January 1991 before the U.S. District Court for the Western District of Pennsylvania. On September 2, 1997, the U.S. Court of Appeals for the Third Circuit affirmed the judgment in favor of CB&I. The Company believes that it is unlikely there will be any further appeals, but if so, it is reasonably likely that it will be successful in any further appeal and that the costs associated with settlements and any remaining potential liability will not be material and that other responsible parties will be available to pay their share of remediation costs and settlement obligations with respect to the sites. However, there can be no assurance that the Company will be successful in upholding the judgment in its favor, that other parties will fulfill their remedial and settlement obligations or that the settlements and any remaining potential liability will not have a materially adverse effect on its business, financial condition and results of operations. The Company believes that an estimate of the possible loss or range of possible loss relating to such matters cannot be made.

There have been no other material developments in the legal proceedings described in the Company's Registration Statement on Form S-1 (No. 333-18065), as amended.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              18.  Preferability Letter

              27.  Financial Data Schedule

         (b)  Reports on Form 8-K

         The Company did not file a current report on Form 8-K during the three months ended September 30, 1997. The Company did file a current report on Form 8-K on October 14, 1997.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                Chicago Bridge & Iron Company N.V.



                                /s/  Timothy J. Wiggins
                                --------------------------------------

                                By:  Chicago Bridge & Iron Company B.V.
                                Its: Managing Director
                                Timothy J. Wiggins
                                Managing Director
                                (Principal Financial Officer)


Date:  November 10, 1997