Form 10-K405
period 1997-12-31
CHICAGO BRIDGE & IRON CO N V
filed 1998-03-31
CIK 1027884

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K

  (X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                 Act of 1934
                 For the fiscal year ended December 31, 1997
                                      or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                 Act of 1934
                 For the transition period from ____ to ____

                        Commission File Number 1-12815

                      CHICAGO BRIDGE & IRON COMPANY N.V.


Incorporated in The Netherlands       IRS Identification Number:  not applicable

Principal Executive Office:    Koningslaan 34
                              1075 AD Amsterdam
                               The Netherlands
                                31-20-5789588
        (Address and telephone number of principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:
  Title of each class:                Name of each exchange on which registered:
    Common Stock; NLG .01 par value    New York Stock Exchange
                                       Amsterdam Stock Exchange
         Securities registered pursuant to section 12(g) of the Act:
                                     none

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

Aggregate market value of common stock held by non-affiliates, based on a New York Stock Exchange closing price of $14.125 as of March 5, 1998 was $162,213,181.

The number of shares outstanding of a single class of common stock as of March 5, 1998 was 12,267,852.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1997 Annual Report to Shareholders           Part I and Part II
Portions of the 1998 Proxy Statement                         Part III

             CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES


                              TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
PART I.

     Item 1.   Business                                                       3
     Item 2.   Properties                                                     8
     Item 3.   Legal Proceedings                                              8
     Item 4.   Submission of Matters to a Vote of Security Holders           10



PART II.

     Item 5.   Market for Registrant's Common Equity and Related             11
                     Stockholder Matters
     Item 6.   Selected Financial Data                                       11
     Item 7.   Management's Discussion and Analysis of Financial             11
                     Condition and Results of Operations
     Item 7A.  Quantitative and Qualitative Disclosures About Market Risk    11
     Item 8.   Financial Statements and Supplementary Data                   11
     Item 9.   Changes in and Disagreements with Accountants on              11
                     Accounting and Financial Disclosure



PART III.

     Item 10.  Directors and Executive Officers of the Registrant            12
     Item 11.  Executive Compensation                                        14
     Item 12.  Security Ownership of Certain Beneficial Owners and           14
                     Management
     Item 13.  Certain Relationships and Related Transactions                14



PART IV.

     Item 14.  Exhibits, Financial Statement Schedules and Reports           15
                     on Form 8-K


SIGNATURES                                                                   16

                                    PART I

ITEM 1.  BUSINESS

Chicago Bridge & Iron Company N.V. and its Subsidiaries ("CB&I" or "the Company") is a global engineering and construction company specializing in the design and engineering, fabrication, field erection and repair of bulk liquid terminals, steel tanks, pressure vessels, low temperature and cryogenic storage facilities and other steel plate structures and their associated systems. CB&I has been continuously engaged in the engineering and construction industry since its founding in 1889.

Prior to January 12, 1996, the business of the Company was operated by Chicago Bridge & Iron Company, a wholly owned subsidiary of Chi Bridge Holdings, Inc. ("Holdings"), which in turn was a wholly owned subsidiary of CBI Industries, Inc. ("Industries"). On January 12, 1996, pursuant to the merger agreement dated December 22, 1995, Industries became a subsidiary of Praxair, Inc.

In March 1997, Holdings effected a reorganization ("the Reorganization") whereby Holdings transferred the business of Chicago Bridge & Iron Company to Chicago Bridge & Iron Company N.V., a corporation organized under the laws of The Netherlands.

Effective March 26, 1997, an initial public offering (the "Offering") of a majority of the shares of the Company's Common Stock, par value NLG 0.01 (the "Common Stock"), was made. The Company did not receive any proceeds from the Offering, but paid a portion of the offering costs. The Common Stock is traded on the New York and Amsterdam stock exchanges.

PRODUCT LINE INFORMATION


           REVENUES BY PRODUCT LINE
           (In millions)
                                          1997  1996  1995
                                          ----  ----  ----
           Flat Bottom Tanks              $209  $248  $253
           Specialty and Other
             Structures                    154   117    73
           Low Temperature/Cryogenic
             Tanks and Systems             109    60    28
           Repairs and Modifications        58    70    68
           Pressure Vessels                 53    82    85
           Elevated Tanks                   48    42    60
           Turnarounds                      42    45    55
                                          ----  ----  ----
             Total                        $673  $664  $622
                                          ====  ====  ====

Flat Bottom Tanks
These above-ground storage tanks are sold primarily to customers operating in the petroleum, petrochemical and chemical industries around the world. This industrial customer group includes nearly all of the major oil and chemical companies on every continent. Depending on the industry and application, flat bottom tanks can be used for storage of crude oil and its derivative products such as gasoline, raw water, potable water, chemicals, petrochemicals and a large variety of feedstocks for the manufacturing industry.

Specialty and Other Structures
Examples of these special plate structures include research and test facilities for testing prototype spacecraft, rocket engines and vacuum testing of satellites before launch; hydroelectric structures such as penstocks, spiral cases and draft tubes; and processing facilities or components used in the iron, aluminum and mining industries. These structures are typically made from bent and formed metal plate materials (carbon steel, stainless steel, special alloy steel and aluminum) and are shipped as fabricated pieces or components to their final location for field assembly and welding. The Company has performed design, constructability analysis, complex fabrication, welding and specialized field erection in order to supply these special structures for industrial, utility and governmental customers throughout the world.

Low Temperature/Cryogenic Tanks and Systems
These facilities are used primarily for the storage and handling of liquefied gases. The Company specializes in providing refrigerated turnkey terminals and tanks. Refrigerated tanks are built from special steels and alloys that have properties to withstand cold temperatures. The systems usually include special refrigeration systems to maintain the gases in liquefied form. Applications extend from low temperature (+30F to -100F ) to cryogenic (-100F to -423F). Customers in the petroleum, chemical, petrochemical, specialty gas, natural gas, power generation and agricultural industries use these tanks and systems to store and handle liquefied gases such as LNG, methane, ethane, ethylene, LPG, propane, propylene, butane, butadiene, anhydrous ammonia, oxygen, nitrogen, argon and hydrogen.

Repairs and Modifications
Repair, maintenance and modification services are performed primarily on flat bottom tanks and pressure vessels. The Company has focused on providing these services primarily in the United States. Customers in the petroleum, chemical, petrochemical and water industries generally require these types of services.

Pressure Vessels
Pressure vessels are built primarily from high strength carbon steel plates which have been bent or formed in a fabrication shop and are welded together at a job site. Pressure vessels come in a variety of cylindrical, spherical, hemispherical and conical shapes and sizes, some weighing in excess of 700 tons, with thicknesses in excess of six inches. This product line encompasses a number of technological issues such as design, analysis, welding capabilities, metallurgy, complex fabrication and specialty field erection methods. Existing customers represent a cross section of the petroleum, petrochemical, chemical and pulp and paper industries, where process applications of high pressure and/or temperature are required. Pressure vessels are used in refineries as storage containers as well as process vessels, which are used to transform crude oil into its various components. They are also used in the production of synthetic oil from methane gas. The Company has designed, built and tested pressure vessels throughout the world.

Elevated Tanks
Elevated water storage tanks are constructed primarily of bent and formed carbon steel plates that are welded together on site. They range in size from 25,000 gallons to 3,000,000 gallons in capacity. These structures provide potable water reserves and also supply pressure to the water distribution system.

Turnarounds
A turnaround is a logically planned shutdown of a refinery or other process units for repair and maintenance of equipment and associated systems. The work is usually scheduled on a multi-shift, seven day per week basis. Personnel, materials and equipment must come together at precisely the right time to accomplish this manpower intensive operation. This product line often requires short cycle times and unique construction procedures. The Company currently offers this service to its customers in the petroleum, petrochemical and chemical industries throughout the world.


BUSINESS STRATEGY

The Company is committed to increasing shareholder value by seeking to build upon its established success and by growing its business in the global marketplace through a combination of strategic initiatives including the following:

Focus on Core Business
In order to actively pursue growth opportunities in its core business, the Company seeks to leverage its expertise in design, engineering, metallurgy and welding, and its ability to execute projects virtually anywhere in the world.

Continue Cost Reductions and Productivity Improvements
CB&I's management believes the Company's restructuring efforts initiated in 1995 represent the foundation for a long-term strategy of reducing the costs of its products and services, with the goal of establishing and maintaining a position as a low cost provider in its markets.

Target Global Growth Markets
The Company intends to pursue business opportunities in selected key emerging markets such as China, India, Mexico and the former Soviet republics, and to continue to pursue opportunities in growth markets such as Africa, the Middle East and South America. CB&I intends to leverage its significant international experience and technological strengths to expand into these new geographic areas. The Company believes that its ability to rapidly mobilize project management and skilled craft personnel, combined with its global material supply and equipment logistics capabilities, provide a key competitive advantage.

Improve Financial Controls and Management
The Company believes it will continue to improve the management of project profitability through the ongoing implementation of new systems which enhance cost estimating, bidding, capital utilization and project execution.

Pursue Partnering and Strategic Alliances
The Company intends to expand its use of partnering and strategic alliances with customers and vendors. These relationships can serve as a vehicle for improvements in quality, productivity and profitability for both parties. CB&I's existing partnering relationships include several with major international oil companies.


OTHER OPERATIONAL INFORMATION

In 1997, the Company began using an innovative tank building process called CoilBuilding(TM), in which the tank shell is formed from continuous steel coils rather than individual plates. CoilBuilding is particularly suited for smaller-diameter, stainless steel tanks used in certain petrochemical, chemical, pharmaceutical and food applications where corrosion resistance and cleanliness are vital. The Company has exclusive rights to the CoilBuilding process in North America and is aggressively marketing this new technology.

The principal raw materials used by the Company are metal plate and structural steel. These materials are available from numerous suppliers worldwide. CB&I does not anticipate having difficulty obtaining adequate amounts of raw materials in the foreseeable future.

CB&I holds patents and licenses for certain items incorporated into its products. However, none is so essential that its loss would materially affect the businesses of the Company.

For information regarding working capital practices, refer to "Liquidity and Capital Resources" on pages 29 and 30 of the Company's 1997 Annual Report to Shareholders and is incorporated herein by reference.

The Company is not dependent upon any single customer on an ongoing basis and the loss of any single customer would not have a material adverse effect on the business; however, from time to time a particular contract or customer may account for a significant portion of the Company's backlog.

CB&I had a backlog of work to be completed on contracts of $555 million at December 31, 1997 and $486 million at December 31, 1996. Approximately 70% of the backlog as of December 31, 1997 is expected to be completed in 1998. New business taken represents the value of new project commitments received by the Company during a given period. Such commitments are included in backlog until work is performed and revenue recognized or until cancellation. Backlog may also fluctuate with currency movements.

Management believes the Company can compete effectively for new construction projects around the world and that it is a leading competitor in its markets. Competition is based primarily on performance and the ability to provide the design, engineering, fabrication, project management and construction capabilities required to complete projects in a timely and cost effective manner. Contracts are usually awarded on a competitive bid basis. Price, quality, reputation and timeliness of completion are the principal competitive factors within the industry, with price being one of the most important factors. In addition, the Company believes that it is viewed as a local contractor in a number of the regions it services by virtue of its long-term presence and participation in those markets. This perception may translate into a competitive advantage through knowledge of local vendors and suppliers, as well as of local labor markets and supervisory personnel. Several large companies offer metal plate products which compete with some of those offered by the Company. Some companies compete with some of the Company's product lines, while also offering other product lines. Local and regional companies offer competition in one or more geographical areas but not in other areas where the Company operates. Because reliable market share data are not available, it is difficult to estimate the Company's exact position in the industry, although the Company believes it ranks among the leaders in the field.

The Company incurred expenses during the year for the purpose of complying with environmental regulations, but their impact on the consolidated financial statements was not material.

The Company incurred expenses of approximately $1,670,000 in 1997, $730,000 in 1996 and $2,474,000 in 1995 for its research and development activities.

The Company employed 6,094 people as of December 31, 1997.

Financial information by geographic area of operation can be found on page 49 of the Company's 1997 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 2.  PROPERTIES

The Company owns or leases the properties used to conduct its business. The capacities of these facilities depend upon the composition of products being fabricated and constructed. As the product composition is constantly changing, the extent of utilization of these facilities cannot be accurately stated.
CB&I believes these facilities are adequate to meet its current requirements. The following list summarizes its principal properties:


Location                             Type of Facility                                  Interest
--------                             ----------------                                  --------
Houston, Texas                       Engineering, fabrication facility, warehouse,      Owned
                                       operations and administrative office
Plainfield, Illinois                 Engineering, operations and administrative         Owned
                                       office
Kankakee, Illinois (1)               Fabrication facility, warehouse and office         Owned
Fort Saskatchewan,                   Warehouse, operations and                          Owned
      Canada                           administrative office
Dubai, United Arab                   Engineering, warehouse, operations and            Leased
      Emirates                         administrative office
Puerto Ordaz, Venezuela              Fabrication facility and warehouse                Leased
Kwinana, Australia                   Fabrication facility, warehouse and office        Leased
Ao Udom, Thailand                    Fabrication facility                              Leased
Batangas, Philippines                Fabrication facility and warehouse                Leased
Cilegon, Indonesia                   Fabrication facility and warehouse                Leased
Al Aujam, Saudi Arabia               Fabrication facility and warehouse                Leased
Secunda, South Africa                Fabrication facility and warehouse                Leased


(1) The Company discontinued fabrication operations in Kankakee, and the Company's office functions were relocated to Plainfield in 1997. The Company plans to sell the Kankakee facility in the near future and lease warehouse space.

The Company also owns or leases a number of sales, administrative and field construction offices, warehouses and equipment maintenance centers strategically located throughout the world.


ITEM 3.  LEGAL PROCEEDINGS

Environmental Matters
A subsidiary (the "subsidiary") of the Company was a minority shareholder from 1934 to 1954 in a company which owned or operated at various times several wood treating facilities at sites in the United States, some of which are currently under investigation, monitoring or remediation under various environmental laws. With respect to some of these sites, the subsidiary has been named a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state laws. Without admitting any liability, the subsidiary has entered into a consent decree with the federal government regarding one of these sites and has had an administrative order issued against it with respect to another. There can be no assurance that the subsidiary will not be required to clean up one or more of these sites pursuant to agency directives or court orders. The subsidiary has been involved in litigation concerning environmental liabilities, which are currently undeterminable, in connection with certain of those sites. The subsidiary denies any liability for each site and believes that the successors to the wood treating business are responsible for the costs of remediation of the sites. Without admitting any liability, the subsidiary has reached settlements for environmental clean-up at most of the sites. In July 1996, a judgment in favor of the subsidiary was entered in the suit Aluminum Company of America v. Beazer East, Inc. v. Chicago Bridge & Iron Company, instituted in January 1991, before the U. S. District Court for the Western District of Pennsylvania. On September 2, 1997, the United States Court of Appeals for the Third Circuit affirmed the judgment in favor of the subsidiary. There were no further appeals. The Company believes that an estimate of the possible loss or range of possible loss relating to such matters cannot be made. Although the Company believes such settlements and any remaining potential liability will not be material, there can be no assurance that such settlements and any remaining potential liability will not have a materially adverse effect on its business, financial condition or results of operations.

The Company's facilities have operated for many years and substances which currently are or might be considered hazardous were used and disposed of at some locations, which will or may require the Company to make expenditures for remediation. In addition, the Company has agreed to indemnify parties to whom it has sold facilities for certain environmental liabilities arising from acts occurring before the dates those facilities were transferred. The Company is aware of no manifestation by a potential claimant of awareness by such claimant of a possible claim or assessment and does not consider it to be probable that a claim will be asserted which claim is reasonably possible to have an unfavorable outcome, in each case, which would be material to the Company with respect to the matters addressed in this paragraph. The Company believes that any potential liability for these matters will not have a materially adverse effect on its business, financial condition or results of operations.

Along with multiple other parties, a subsidiary of the Company is currently a PRP under CERCLA and analogous state laws at several sites as a generator of wastes disposed of at such sites. While CERCLA imposes joint and several liability on responsible parties, liability for each site is likely to be apportioned among the parties. The Company believes that an estimate of the possible loss or range of possible loss relating to such matters cannot be made. While it is impossible at this time to determine with certainty the outcome of such matters and although no assurance can be given with respect thereto, based on information currently available to the Company and based on the Company's belief as to the reasonable likelihood of the outcomes of such matters, the Company does not believe that its potential liability in connection with these sites, either individually or in the aggregate, will have a material adverse effect on its business, financial condition or results of operations.

The Company does not anticipate incurring material capital expenditures for environmental controls or for investigation or remediation of environmental conditions during the current or succeeding fiscal year. Nevertheless, the Company can give no assurance that it, or entities for which it may be responsible, will not incur liability in connection with the investigation and remediation of facilities it currently (or formerly) owns or operates or other locations in a manner that could materially and adversely affect the Company.

Other Contingencies
In 1991, CB&I Constructors, Inc. (formerly CBI Na-Con, Inc.), a subsidiary of the Company, installed a catalyst cooler bundle at Fina Oil & Chemical Company's ("Fina") Port Arthur, Texas refinery. In July 1991, Fina determined that the catalyst cooler bundle was defective and had it replaced. Fina is seeking approximately $20 million in damages for loss of use of Fina's catalyst cracking unit and the cost of replacement of the catalyst cooler bundle. On June 28, 1993, Fina filed a complaint against CB&I Constructors, Inc. before the District Court of Harris County, Texas in Fina Oil & Chemical Company v. CB&I Constructors, Inc., et al. The Company denies that it is liable. The Company believes that an estimate of the possible loss or range of possible loss cannot be made. While the Company believes that the claims are without merit and/or the Company has valid defenses to such claims and that it is reasonably likely to prevail in defending against such claims, there can be no assurance that if the Company is finally determined to be liable for all or a portion of any damages payable, that such liability will not have a materially adverse effect on the Company's business, financial condition or results of operations.

The Company is a defendant in a number of other lawsuits arising in the normal course of its business. The Company believes that an estimate of the possible loss or range of possible loss relating to such matters cannot be made. While it is impossible at this time to determine with certainty the ultimate outcome of these lawsuits and although no assurance can be given with respect thereto, based on information currently available to the Company and based on the Company's belief as to the reasonable likelihood of the outcomes of such matters, the Company's management believes that adequate provision has been made for probable losses with respect thereto as best as can be determined at this time and that the ultimate outcome, after provisions therefore, will not have a material adverse effect, either individually or in the aggregate, on the Company's business, financial condition or results of operations. The adequacy of reserves applicable to the potential costs of being engaged in litigation and potential liabilities resulting from litigation are reviewed as developments in the litigation warrant.

The Company is jointly and severally liable for certain liabilities of partnerships and joint ventures. The Company has also given certain performance guarantees arising in the ordinary course of business for its subsidiaries and unconsolidated affiliates.

The Company has elected to retain portions of anticipated losses through the use of deductibles and self-insured retentions for its exposures related to third party liability and workers' compensation. Liabilities in excess of these amounts are the responsibilities of an insurance carrier. To the extent the Company self insures for these exposures, reserves have been provided for based on management's best estimates with input from the Company's legal and insurance advisors. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the near term. The Company's management believes that the reasonably possible losses, if any, for these matters, to the extent not otherwise disclosed and net of recorded reserves, will not be material to its financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1997.

                                   PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Information required by this item can be found on page 50 of the Company's 1997 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

Information required by this item can be found on pages 24 and 25 of the Company's 1997 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this item can be found on pages 26 through 30 of the Company's 1997 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to the Company until after June 15, 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements and Report of Independent Public Accountants can be found on pages 31 through 50 of the Company's 1997 Annual Report to Shareholders and are incorporated herein by reference.

Quarterly financial data can be found on page 50 of the Company's 1997 Annual Report to Shareholders and is incorporated herein by reference.

Additional financial information and schedules can be found in Part IV of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

CB&I has neither changed its independent accountants nor had any disagreements on accounting and financial disclosure with its independent accountants during the prior two years.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to supervisory directors can be found on pages 2 and 3 of the Company's 1998 Proxy Statement and is incorporated herein by reference.

The following table sets forth certain information regarding the executive officers of Chicago Bridge & Iron Company ("CBIC") and Chicago Bridge & Iron Company B.V. ("CB&I B.V."). As permitted under the law of The Netherlands, the Company does not have executive officers. CB&I B.V. serves as the Company's management board.


                                                                           Served in
Name                Age  Position                                        Position Since
----                ---  --------                                        --------------
Gerald M. Glenn     55   Chairman of the Supervisory Board of the             1997
                            Company;
                         Chairman, President and Chief Executive Officer      1996
                            and Director of CBIC;
                         Chairman, President and Chief Executive Officer      1997
                            and Managing Director of CB&I B.V.
Thomas L. Aldinger  46   Vice President - North American Group                1997
                            Executive of CBIC
C. David Bassett    62   Vice President - Engineering, Fabrication and        1996
                            Logistics of CBIC
Stephen P. Crain    44   Vice President - Global Sales and Marketing of       1997
                            CBIC
Stephen M. Duffy    48   Vice President - Human Resources,                    1996
                            Administration and Services of CBIC
Robert B. Jordan    48   Vice President - Operations of CBIC;                 1998
                         Managing Director of CB&I B.V.                       1998
John R. Meier       52   Vice President and Controller of CBIC                1997
Timothy J. Wiggins  41   Vice President - Chief Financial Officer and         1996
                            Director of CBIC;
                         Vice President, Treasurer and Chief Financial        1997
                            Officer and Managing Director of CB&I B.V.
Robert H. Wolfe     48   Secretary of the Company;                            1997
                         Vice President, General Counsel and Secretary of     1996
                            CBIC
                         Secretary of CB&I B.V.                               1997

There are no family relationships between any executive officers and supervisory directors. Executive officers of CBIC are elected annually. The Managing Directors of CB&I B.V. serve until successors are elected.

Business Experience

Gerald M. Glenn has served as Chairman of the Supervisory Board of the Company since April 1997. He has been the Chairman, President and Chief Executive Officer and Director of CBIC since May 1996, and has been the Chairman, President and Chief Executive Officer and Managing Director of CB&I B.V. since March 1997. Mr. Glenn has been elected to serve as Chairman of the Supervisory Board of the Company; his term will expire in 2000. From April 1994 to present, Mr. Glenn has been a principal in The Glenn Group LLC. From November 1986 to April 1994, Mr. Glenn served as Group President for Fluor Daniel, Inc.

Thomas L. Aldinger has been the Vice President - North American Group Executive since December 1997. Prior to that time, Mr. Aldinger was employed by CBIC or its affiliates in an executive or management capacity for more than five years. Mr. Aldinger has been continuously employed by the Company since 1974.

C. David Bassett has been the Vice President - Engineering, Fabrication and Logistics of CBIC since November 1996. From February 1994 to November 1996, Mr. Bassett was an independent consultant. From 1987 to February 1994, Mr. Bassett was the Chief Operating Officer for CRS Sirrine in Greenville, South Carolina.

Stephen P. Crain has been the Vice President - Global Sales and Marketing of CBIC since July 1997. Prior to that time, Mr. Crain was employed by CBIC or its affiliates in an executive or management capacity for more than five years. Mr. Crain has been continuously employed by the Company since 1978.

Stephen M. Duffy has been the Vice President - Human Resources, Administration and Services of CBIC since June 1996. Mr. Duffy was the Vice President - Human Resources and Administration of CBI Industries, Inc. from November 1991 through May 1996.

Robert B. Jordan has been the Vice President - Operations of CBIC and Managing Director of CB&I B.V. since February 1998. From May 1996 to February 1998, Mr. Jordan was the Senior Vice President - Sales and Operations for the Process Division of BE&K Incorporated located in Birmingham, Alabama. From February 1994 to May 1996, Mr. Jordan was the Senior Vice President - Sales and Operations for the Process and Industrial Division of Raytheon/Rust Engineering & Construction located in Birmingham, Alabama. Mr. Jordan also served the Fluor Daniel organization from 1973 to February 1994, most recently as Vice President-General Manager of the Chemical and Process Division.

John R. Meier has been the Vice President and Controller of CBIC since June 1997. Prior to that time, Mr. Meier was employed by CBIC and CBI Industries, Inc. in an executive or management capacity for more than five years. Mr. Meier has been employed by the Company since 1968.

Timothy J. Wiggins has been the Vice President - Chief Financial Officer and Director of CBIC since September 1996, and the Vice President, Treasurer and Chief Financial Officer and Managing Director of CB&I B.V. since March 1997. From August 1993 to September 1996, Mr. Wiggins was the Executive Vice President - Finance and Administration, Chief Financial Officer and Secretary and a director of Fruehauf Trailer Corporation ("Fruehauf"), a publicly-held manufacturer of truck trailers. Fruehauf filed a petition under the Federal bankruptcy laws in October 1996. From May 1993 to August 1993, Mr. Wiggins was employed by Glass & Associates, Inc., a turnaround and management consulting firm. From 1988 to March 1993, Mr. Wiggins served Autodie Corporation, a publicly-held manufacturer of large-scale stamping dies and molds primarily for the automotive industry, in various executive positions. Mr. Wiggins was promoted to Chief Executive Officer of Autodie Corporation shortly after Autodie Corporation filed a petition under the Federal bankruptcy laws.

Robert H. Wolfe has been the Vice President, General Counsel and Secretary of CBIC since November 1996, and the Secretary of the Company since its inception. From June 1996 to November 1996, Mr. Wolfe served as a private consultant to Rust Engineering & Construction Inc. ("Rust"). He served as Vice President, General Counsel and Secretary to Rust from November 1993 to June 1996, and as Associate General Counsel for that company from July 1988 to November 1993.

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 can be found on page 6 of the 1998 Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information with respect to Executive Compensation can be found on pages 7 through 17 of the 1998 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to Common Stock Ownership By Certain Persons and Management can be found on pages 5 and 6 of the 1998 Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements

The following consolidated financial statements and Report of Independent Public Accountants previously incorporated by reference under Item 8 of Part II of this report are herein incorporated by reference.

      Consolidated Balance Sheets - As of December 31, 1997 and 1996 Consolidated Statements of Income - For the years ended December 31,
           1997, 1996 and 1995
      Consolidated Statements of Changes in Shareholders' Equity - For the
           years ended December 31, 1997, 1996 and 1995
      Consolidated Statements of Cash Flows - For the years ended December 31,
           1997, 1996 and 1995
      Notes to Consolidated Financial Statements
      Report of Independent Public Accountants


Financial Statement Schedules

Supplemental Schedule V - Valuation and Qualifying Accounts and Reserves for each of the years ended December 31, 1997, 1996 and 1995 can be found on page 18 of this report.

Schedules, other than the one above, have been omitted because the schedules are either not applicable or the required information is shown in the financial statements or notes thereto previously incorporated by reference under Item 8 of Part II of this report.

Quarterly financial data for the years ended December 31, 1997 and 1996 is shown in the Notes to Consolidated Financial Statements previously incorporated by reference under Item 8 of Part II of this report.

CB&I's interest in 50 percent or less owned affiliates, when considered in the aggregate, does not constitute a significant subsidiary; therefore, summarized financial information has been omitted.


Exhibits

The Exhibit Index on page 19 and Exhibits being filed are submitted as a separate section of this report.


Reports on Form 8-K

A Current Report on Form 8-K was filed during the quarter ended December 31, 1997 under Item 5 of Form 8-K, Other Events. The date of that report was October 10, 1997.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Chicago Bridge & Iron Company N.V.

Date: March 31, 1998                    /s/ Timothy J. Wiggins
                                        ---------------------------------------
                                        By: Chicago Bridge & Iron Company B.V.
                                        Its: Managing Director
                                        Timothy J. Wiggins
                                        Managing Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 1998.


Signature                                            Title
/s/ Gerald M. Glenn
------------------------------------------------     Chairman of the Supervisory Board
Gerald M. Glenn                                      of Registrant, and President, Chief
                                                     Executive Officer of CBIC
                                                     (Principal Executive Officer)

/s/ Timothy J. Wiggins
------------------------------------------------     Vice President and Chief Financial
Timothy J. Wiggins                                   Officer of CBIC
                                                     (Principal Financial Officer)


/s/ John R. Meier
------------------------------------------------     Vice President and Controller of
John R. Meier                                        CBIC
                                                     (Principal Accounting Officer)

/s/ Jerry H. Ballengee                               Supervisory Director
------------------------------------------------
Jerry H. Ballengee

/s/ J. Dennis Bonney
------------------------------------------------     Supervisory Director
J. Dennis Bonney

/s/ J. Charles Jennett
------------------------------------------------     Supervisory Director
J. Charles Jennett

/s/ Vincent L. Kontny
------------------------------------------------     Supervisory Director
Vincent L. Kontny

/s/ Gary L. Neale
------------------------------------------------     Supervisory Director
Gary L. Neale

/s/ L. Donald Simpson                                   Supervisory Director
--------------------------------------------------
L. Donald Simpson

/s/ Marsha C. Williams                                  Supervisory Director
--------------------------------------------------
Marsha C. Williams







Registrant's Agent for Service in the United States

/s/ Robert H. Wolfe
--------------------------------------------------
Robert H. Wolfe

       SCHEDULE V. SUPPLEMENTAL INFORMATION ON VALUATION AND QUALIFYING
                            ACCOUNTS AND RESERVES

                      CHICAGO BRIDGE & IRON COMPANY N.V.
                Valuation and Qualifying Accounts and Reserves
             For Each of the Three Years Ended December 31, 1997
                                (in thousands)



   COLUMN A         COLUMN B       COLUMN C     COLUMN D      COLUMN E
   --------         --------       --------     --------      --------
                                  ADDITIONS
                     BALANCE      CHARGED TO                   BALANCE
                       AT         COSTS AND                      AT
 DESCRIPTIONS       JANUARY 1      EXPENSES   DEDUCTIONS(1)  DECEMBER 31
 ------------       ---------      --------   -------------  -----------
Allowance for
doubtful accounts

     1997            $3,047         $1,207       $(2,345)       $1,909

     1996             4,343(2)       2,313        (3,609)        3,047

     1995             2,862          5,656        (2,175)        6,343



(1) Deductions generally represents utilization of previously established reserves or adjustments to reverse unnecessary reserves due to subsequent collections.

(2) The balance as of January 1, 1996 reflects a $2,000 purchase accounting adjustment to reduce the reserve.

                                EXHIBIT INDEX


 (2)
3         Amended Articles of Association of the Company (English translation)

   (2)
4.1       Specimen Stock Certificate

    (2)
10.1 Form of Indemnification Agreement between the Company and its Supervisory and Managing directors

    (1)
10.2      The Company's Annual Incentive Compensation Plan

    (3)
10.3      The Company's Long-Term Incentive Plan

    (1)
10.4      The Company's Deferred Compensation Plan

    (4)
10.5      The Company's Management Plan

    (1)
10.6      The Company's Excess Benefit Plan

    (2)
10.7      Form of the Company's Supplemental Executive Death Benefits Plan

    (2)
10.8 Employment Agreements Including Special Stock-Based, Long-Term Compensation Related to the Common Share Offering between the Company and Certain Executive Officers

    (2)
10.9 Form of Termination Agreements between the Company and Certain Executive Officers

     (2)
10.10     Separation Agreement

     (2)
10.11     Form of Amended and Restated Tax Disaffiliation Agreement

     (2)
10.12     Employee Benefits Separation Agreement

     (2)
10.13     Conforming Agreement

     (1)
10.14     Employment Agreement Letters between the Company and Robert B. Jordan

     (2)
10.15     Revolving Credit Facility
          (a) Amendment No. 1 dated October 31, 1997 (1)
          (b) Amendment No. 2 dated March 5, 1998 (1)

  (1)
13        Portion of the 1997 Annual Report to Shareholders

  (1)
21        List of Significant Subsidiaries

  (1)
23       Consent and Report of the Independent Public Accountants

  (1)
27       Financial Data Schedule


______________________
(1)  Filed herewith

(2) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-18065)

(3) Incorporated by reference from the Company's Registration Statement on Form S-8 (File No. 333-24445)

(4) Incorporated by reference from the Company's Registration Statement on Form S-8 (File No. 333-24443)