Form 10-Q
period 1998-03-31
CHICAGO BRIDGE & IRON CO N V
filed 1998-05-11
CIK 1027884

                                   FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period ended March 31, 1998

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


The number of shares outstanding of a single class of common stock as of March 31, 1998 - 12,267,852

              CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                               TABLE OF CONTENTS




PART I.   FINANCIAL INFORMATION
                                                                     Page
                                                                     ----
          Consolidated Financial Statements
               Statements of Income
               Three Months Ended March 31, 1998 and 1997              3

               Balance Sheets
               March 31, 1998 and December 31, 1997                    4

               Statements of Cash Flows
               Three Months Ended March 31, 1998 and 1997              5

               Notes to Consolidated Financial Statements              6

               Management's Discussion and Analysis of
               Results of Operations and Financial Condition           7


PART II.  OTHER INFORMATION                                            9



SIGNATURE PAGE                                                         10

              CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                    THREE MONTHS
                                                                                                   ENDED MARCH 31,
                                                                                                1998             1997
            Revenues                                                                        $ 189,881         $ 150,396

            Cost of revenues                                                                  172,993           134,050
                                                                                            ---------         ---------
                 Gross profit                                                                  16,888            16,346

            Selling and administrative expenses                                                11,792            11,217
            Management Plan charge                                                                -              16,662
            Other operating income, net                                                          (328)             (191)
                                                                                            ---------         ---------
                 Income (loss) from operations                                                  5,424           (11,342)

            Interest expense                                                                     (993)           (1,329)
            Other income                                                                          230               398
                                                                                            ---------         ---------
                 Income (loss) before taxes and minority interest                               4,661           (12,273)

            Income tax expense (benefit)                                                        1,305            (5,361)
                                                                                            ---------         ---------
                 Income (loss) before minority interest                                         3,356            (6,912)

            Minority interest in income                                                             6                63
                                                                                            ---------         ---------
                 Net income (loss)                                                            $ 3,350          $ (6,975)
                                                                                            =========         =========

            Net income (loss) per common share (1)
                  Basic and Diluted                                                            $ 0.27           $ (0.56)

            Weighted average common shares outstanding (1)
                  Basic and Diluted                                                        12,404,359        12,517,552

            Dividends on common shares
                 Amount                                                                         $ 736               N/A
                 Per share                                                                     $ 0.06               N/A

            (1) Net income (loss) per common share and the weighted average common shares outstanding for 1997 are presented as if the Offering and the Reorganization had occurred at the beginning of the year.






The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

              CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                           MARCH 31,   DECEMBER 31,
                            ASSETS                                                           1998          1997
Current assets
   Cash and cash equivalents                                                               $ 21,022       $ 10,240
   Accounts receivable, net of allowance for doubtful
      accounts of $1,440 in 1998 and $1,909 in 1997                                         128,703        157,785
   Contracts in progress with earned revenues
      exceeding related progress billings                                                    78,179         63,172
   Other current assets                                                                      17,622         17,157
                                                                                           --------       --------
         Total current assets                                                               245,526        248,354
                                                                                           --------       --------
Property and equipment                                                                      119,269        121,798
Goodwill                                                                                     18,417         18,539
Other non-current assets                                                                     12,694         11,959
                                                                                           --------       --------
         Total assets                                                                      $395,906       $400,650
                                                                                           ========       ========

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Notes payable                                                                           $  2,576       $  1,158
   Accounts payable                                                                          52,468         52,904
   Accrued liabilities                                                                       40,184         46,518
   Contracts in progress with progress billings
      exceeding related earned revenues                                                      61,999         72,810
   Income taxes payable                                                                       5,711          5,160
                                                                                           --------       --------
         Total current liabilities                                                          162,938        178,550
                                                                                           --------       --------
Long-term debt                                                                               57,000         44,000
Minority interest in subsidiaries                                                             5,021          5,273
Other non-current liabilities                                                                68,555         69,001
                                                                                           --------       --------
         Total liabilities                                                                  293,514        296,824
                                                                                           --------       --------

Shareholders' equity
   Common stock, NLG .01 par value;  50,000,000 authorized shares;
      issued: 12,517,552 in 1998 and 1997;
      outstanding: 12,267,852 in 1998 and 12,517,552 in 1997                                     74             74
   Additional paid-in capital                                                                93,691         93,691
   Retained earnings                                                                         17,326         14,712
   Treasury stock, at cost:  249,700 shares in 1998                                          (3,698)           -
   Cumulative translation adjustment                                                         (5,001)        (4,651)
                                                                                           --------       --------
         Total shareholders' equity                                                         102,392        103,826
                                                                                           --------       --------
         Total liabilities and shareholders' equity                                        $395,906       $400,650
                                                                                           ========       ========


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

              CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                                THREE MONTHS
                                                                                               ENDED MARCH 31,
                                                                                             1998            1997
Cash flows from operating activities
   Net income (loss)                                                                        $3,350         $(6,975)
   Adjustments to reconcile net income to net cash provided by operating activities
      Management Plan charge                                                                   -            16,662
      Depreciation and amortization                                                          4,467           4,205
      (Decrease) in deferred income taxes                                                      (76)         (5,907)
      Gain on sale of fixed assets                                                            (328)         (1,016)
   Change in operating assets and liabilities (see below)                                   (5,345)         (2,457)
                                                                                           -------         -------
      Net cash provided by operating activities                                              2,068           4,512
                                                                                           -------         -------

Cash flows from capital investment activities
   Proceeds from sale of fixed assets and assets held for sale                                 873           5,418
   Capital expenditures                                                                     (2,143)        (11,214)
                                                                                           -------         -------
      Net cash (used in) capital investment activities                                      (1,270)         (5,796)
                                                                                           -------         -------

Cash flows from financing activities
   Increase/(decrease) in notes payable                                                      1,418             (66)
   Net borrowings under Revolving Credit Facility                                           13,000             -
   Net borrowings from former Parent Company                                                   -            12,325
   Purchase of treasury stock                                                               (3,698)            -
   Dividends paid                                                                             (736)            -
                                                                                           -------         -------
      Net cash provided from financing activities                                            9,984          12,259
                                                                                           -------         -------

Increase in cash and cash equivalents                                                       10,782          10,975
Cash and cash equivalents, beginning of the period                                          10,240          11,864
                                                                                           -------         -------
Cash and cash equivalents, end of the period                                               $21,022         $22,839
                                                                                           =======         =======

Change in operating assets and liabilities
   Decrease in receivables, net                                                            $29,082         $11,384
   (Increase) in contracts in progress, net                                                (25,818)        (13,670)
   (Increase) in other current assets                                                         (465)         (2,294)
   Increase/(decrease) in accounts payable & accrued liabilities                            (6,770)          6,264
   Increase/(decrease) in income taxes payable                                                 551          (2,048)
   Other, net                                                                               (1,925)         (2,093)
                                                                                           -------         -------
      Total                                                                                $(5,345)        $(2,457)
                                                                                           =======         =======

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

              CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                 (IN THOUSANDS)


1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for Chicago Bridge & Iron Company N.V. and Subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 1997 Annual Report on Form 10-K of the Company.

In the opinion of the Company, all adjustments necessary to present fairly the financial position of the Company and the results of its operations and cash flows for the period then ended have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.


2.  LONG-TERM DEBT

The weighted average interest rate on $57,000 of borrowings under the Company's revolving credit facility was 6.32% at March 31, 1998.


3.  COMPREHENSIVE INCOME

                                                              Three Months
                                                             Ended March 31,
                                                            1998         1997
Net income (loss)                                          $3,350      $(6,975)
Other comprehensive income, net of tax
  Cumulative translation adjustment                          (350)         (14)
                                                           ------      -------
Comprehensive income (loss)                                $3,000      $(6,989)
                                                           ======      =======

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes.

RESULTS OF OPERATIONS

For the three months ended March 31, 1998, new business taken grew to $211.1 million, compared with $205.5 million in the first quarter of 1997. The most significant awards during the quarter included a turnkey chemical storage facility in the United States and a crude oil export terminal in Qatar. Approximately 60% of the new business taken during the quarter was for contracts awarded outside of North America. New business taken increased 55% in the Europe, Africa and Middle East (EAME) area, 44% in the Central and South America
(CSA) area and 4% in North America, but declined 62% in the Asia Pacific (AP) area as a result of the Asian economic downturn. Backlog at March 31, 1998, increased $33.8 million or 6% to $568.6 million, compared with the $534.8 million backlog reported at March 31, 1997, and was $13.6 million higher than the $555.0 million backlog reported at year-end 1997.

Revenues for the first quarter of 1998 increased 26% to $189.9 million, compared with $150.4 million in the first quarter of 1997. The increase was due primarily to a greater volume of work put in place by CB&I Constructors, the Company's major North American unit based in Houston, and by subsidiaries in the EAME and CSA areas.

Gross profit for the three months ended March 31, 1998, amounted to $16.9 million, or 8.9% of revenues, compared with $16.3 million, or 10.9% of revenues, in the prior year quarter. Gross profit increases in the Company's EAME area were offset by lower gross profit generated by CB&I Constructors and in the Company's AP area. During the current quarter, CB&I Constructors executed a large number of lower margin contracts, which resulted from the higher costs associated with last year's operational difficulties in Houston.

Selling and administrative expenses for the quarter ended March 31, 1998, increased slightly to $11.8 million but were lower as a percent of revenues compared with the prior year quarter.

Income from operations for the first quarter of 1998 was $5.4 million compared with $5.3 million for the first quarter of 1997, excluding the one-time, non-cash Management Plan charge. Including the one-time, non-cash Management Plan charge the Company reported an operating loss of $11.3 million in the first quarter of 1997.

Interest expense was $1.0 million for the first three months of 1998 compared with $1.3 million in the comparable period of 1997. The decrease was due to lower debt levels and lower interest rates. Other income consisted primarily of interest earned on cash balances at foreign subsidiaries.

For the three months ended March 31, 1998, income tax expense increased to $1.3 million or an effective income tax rate of 28.0% compared to a net income tax benefit of $5.4 million in the comparable period of the prior year. The 1997 income tax benefit was mainly attributable to the one-time, non-cash Management Plan charge. Excluding the Management Plan charge, income tax expense would have been $1.2 million or an effective income tax rate of 28.2% for the first three months of 1997.

Net income for the three months ended March 31, 1998 was $3.4 million or $0.27 per share, compared with net income of $3.1 million or $0.25 per share for the same period in 1997, excluding the effect of a one-time, non-cash Management Plan charge of $16.7 million ($10.1 million after tax) related to the contribution of common shares to a management compensation program in connection with the Company's initial public offering. Including the one-time, non-cash Management Plan charge, the Company reported a net loss in the first quarter of 1997 of $7.0 million or $0.56 per share.

FINANCIAL CONDITION

For the three months ended March 31, 1998, the Company generated cash from operations of $2.1 million. Capital expenditures during the first quarter of 1998 were $2.1 million. In addition, the Company used available funds to purchase 249,700 shares of its common stock at a cost of $3.7 million. Contract capital (accounts receivable plus net contracts in progress less accounts payable) was further reduced by $2.8 million from December 31, 1997.

At March 31, 1998, the Company had $21.0 million of cash and cash equivalents, which included $7.0 million of temporary cash investments in the United States available to repay debt. Long-term debt increased during the quarter to $57 million from $44 million at December 31, 1997.

The Company continues to be impacted by a petrochemical project in Tuban, West Java, Indonesia. Progress on the Tuban project has been delayed pending the completion of permanent financing which has been impacted by the Asian financial crisis. At March 31, 1998, the Company's backlog related to this project was approximately $50 million and the Company and its affiliates had approximately $33 million of net receivables outstanding. The Company has reduced the project work force, and has adjusted the material supply schedule. While the Company believes the delay will have an impact on 1998 revenues, it also believes that ultimately the project will get permanent financing and that the Company will resume its work.

Management anticipates that by utilizing cash generated from operations and funds provided under the Revolving Credit Facility, the Company will be able to meet its working capital and capital expenditure needs for at least the next 24 months.


The discussion and analysis contains certain forward-looking statements that involve a number of risks and uncertainties. Actual events or results may differ materially from the Company's expectations. In addition to matters described herein, including the Tuban project, operating risks, risks associated with fixed price contracts, fluctuating revenues and cash flow and competitive conditions, as well as risk factors listed from time to time in the Company's reports filed with the Securities and Exchange Commission (including, but not limited to its Registration Statement on Form S-1 [File No.333-18065], as amended), may affect the actual results achieved by the Company.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material developments in the legal proceedings as described in Note 7 of the Notes to Consolidated Financial Statements submitted with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
              10.5   The Company's Management Plan, as amended.

              27.    Financial Data Schedule

         (b)  Reports on Form 8-K

              The Company did not file a current report on Form 8-K during the three months ended March 31, 1998.

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







Date:  May 11, 1998