Form 10-Q
period 1998-06-30
CHICAGO BRIDGE & IRON CO N V
filed 1998-08-06
CIK 1027884

                                   FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended June 30, 1998

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


                                Polarisavenue 31
                               2132 JH Hoofddorp
                                The Netherlands
                                 31-23-568-5660
         (Address and telephone number of principal executive offices)


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

The number of shares outstanding of a single class of common stock as of June 30, 1998 - 12,284,748

              CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                               TABLE OF CONTENTS





            PART I.FINANCIAL INFORMATION
                                                                        Page
                                                                     ---------
            Consolidated Financial Statements
                 Statements of Income
                 Three and Six Months Ended June 30, 1998 and 1997           3

                 Balance Sheets
                 June 30, 1998 and December 31, 1997                         4

                 Statements of Cash Flows
                 Six Months Ended June 30, 1998 and 1997                     5

                 Notes to Consolidated Financial Statements             6 -  7

                 Management's Discussion and Analysis of
                 Results of Operations and Financial Condition          8 - 10


            PART II.OTHER INFORMATION                                  11 - 12



            SIGNATURE PAGE                                                  13

                        CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF INCOME
                                  (IN THOUSANDS, EXCEPT SHARE DATA)

                                                         THREE MONTHS                     SIX MONTHS
                                                        ENDED JUNE 30,                   ENDED JUNE 30,
                                                       1998          1997               1998          1997
Revenues                                         $    181,808   $   160,349        $   371,689    $  310,745
Cost of revenues                                      164,270       141,828            337,263       275,878
                                                 ------------   -----------        -----------    ----------
   Gross profit                                        17,538        18,521             34,426        34,867
Selling and administrative expenses                    11,963        11,123             23,755        22,340
Management Plan charge                                   --            --                 --          16,662
Other operating income, net                              (336)         (112)              (664)         (303)
                                                 ------------   -----------        -----------    ----------
   Income (loss) from operations                        5,911         7,510             11,335        (3,832)
Interest expense                                         (956)       (1,296)            (1,949)       (2,625)
Other income                                              529           466                759           864
                                                 ------------   -----------        -----------    ----------
   Income (loss) before taxes and
   minority interest                                    5,484         6,680             10,145        (5,593)
Income tax (expense) benefit                           (1,536)       (1,987)            (2,841)        3,374
                                                 ------------   -----------        -----------    ----------
   Income (loss) before minority interest               3,948         4,693              7,304        (2,219)
Minority interest in (income) loss                       (21)            81                (27)           18
                                                 ------------   -----------        -----------    ----------
   Net income (loss)                             $     3,927    $     4,774        $     7,277    $   (2,201)
                                                 ============   ===========        ===========    ==========
Net income (loss) per common share (1)
   Basic and Diluted                                   $0.32          $0.38              $0.59        $(0.18)

Weighted average common shares outstanding (1)
   Basic and Diluted                              12,284,377     12,517,552         12,344,036    12,517,552

Dividends on common shares
   Amount                                               $737           $751             $1,473          $751
   Per share                                           $0.06          $0.06              $0.12         $0.06

(1) Net income (loss) per common share and the weighted average common shares outstanding for 1997 are presented as if the Offering and the Reorganization had occurred at the beginning of the year.


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                        CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                             (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 JUNE 30,           DECEMBER 31,
                        ASSETS                                     1998                1997
Current assets
  Cash and cash equivalents                                     $  17,050            $  10,240
  Accounts receivable, net of allowance for doubtful
     accounts of $1,385 in 1998 and $1,909 in 1997                151,216              157,785
  Contracts in progress with earned revenues
     exceeding related progress billings                           48,413               63,172
  Other current assets                                             19,501               17,157
                                                                 --------             --------
               Total current assets                               236,180              248,354
                                                                 --------             --------
Property and equipment                                            117,252              121,798
Goodwill                                                           18,295               18,539
Other non-current assets                                           11,299               11,959
                                                                 --------             --------
               Total assets                                      $383,026             $400,650
                                                                 ========             ========
            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Notes payable                                                     $2,739               $1,158
 Accounts payable                                                  51,082               52,904
 Accrued liabilities                                               45,729               46,518
 Contracts in progress with progress billings
   exceeding related earned revenues                               67,750               72,810
 Income taxes payable                                               1,292                5,160
                                                                 --------             --------
               Total current liabilities                          168,592              178,550
                                                                 --------             --------
Long-term debt                                                     39,000               44,000
Minority interest in subsidiaries                                   4,886                5,273
Other non-current liabilities                                      66,577               69,001
                                                                 --------             --------
               Total liabilities                                  279,055              296,824
                                                                 --------             --------
Shareholders' equity
 Common stock; NLG .01 par value, 50,000,000 authorized shares issued: 12,517,552 in 1998 and 1997;
      outstanding: 12,284,748 in 1998 and 12,517,552 in 1997           74                   74
 Additional paid-in capital                                        93,691               93,691
 Retained earnings                                                 20,497               14,712
 Treasury stock, at cost:  232,804 shares in 1998                  (3,445)                --
 Cumulative translation adjustment                                 (6,846)              (4,651)
                                                                 --------             --------
Total shareholders' equity                                        103,971              103,826
                                                                 --------             --------
Total liabilities and shareholders' equity                       $383,026             $400,650
                                                                 ========             ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

              CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               SIX MONTHS
                                                                             ENDED JUNE 30,
                                                                           1998          1997
Cash flows from operating activities
  Net income (loss)                                                        $ 7,277      $ (2,201)
  Adjustments to reconcile net income to net cash provided by operating activities
     Management Plan charge                                                   --          16,662
     Depreciation and amortization                                           8,942         8,117
     Increase/(decrease) in deferred income taxes                            1,467        (6,474)
     Gain on sale of fixed assets                                             (664)       (1,128)
  Change in operating assets and liabilities (see below)                     2,981        20,895
                                                                           -------      --------
     Net cash provided by operating activities                              20,003        35,871
                                                                           -------      --------
Cash flows from capital investment activities
  Proceeds from sale of fixed assets and assets held for sale                1,498         9,718
  Capital expenditures                                                      (6,335)      (18,801)
                                                                           -------      --------
     Net cash used in capital investment activities                         (4,837)       (9,083)
                                                                           -------      --------
Cash flows from financing activities
   Payment to former Parent Company                                            --         (6,008)
   Increase in notes payable                                                  1,581          187
   Net (repayment) of debt to former Parent Company                            --        (53,907)
   Net (repayment)/borrowing under Revolving Credit Facility                 (5,000)      53,000
   Purchase of common stock                                                  (3,698)        --
   Sale of common stock                                                         234         --
   Dividends paid                                                            (1,473)        (751)
                                                                            -------     --------
      Net cash used in financing activities                                  (8,356)      (7,479)
                                                                            -------     --------

Increase in cash and cash equivalents                                         6,810       19,309
Cash and cash equivalents, beginning of the year                             10,240       11,864
                                                                            -------     --------
Cash and cash equivalents, end of the period                                $17,050     $ 31,173
                                                                            =======     ========
Change in operating assets and liabilities
  (Increase)/decrease in receivables, net                                   $ 6,569     $ (3,546)
  Decrease in contracts in progress, net                                      9,699       15,600
  (Increase)/decrease in other current assets                                (2,344)       2,145
  Increase/(decrease) in accounts payable & accrued liabilities              (2,611)      11,364
  (Decrease) in income taxes payable                                         (3,868)      (1,287)
  Other, net                                                                 (4,464)      (3,381)
                                                                            -------     --------
       Total                                                                $ 2,981     $ 20,895
                                                                            =======     ========


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

              CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                 (IN THOUSANDS)


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

2.   SIGNIFICANT ACCOUNTING POLICIES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 1999. SFAS 133 requires all derivative instruments be recorded on the balance sheet at their fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company has not yet determined the impact that the adoption of SFAS 133 will have on its earnings or statement of financial position. However, the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on its results of operations or its financial position.

3.   LONG-TERM DEBT

The weighted average interest rate on $39,000 of borrowings under the Company's revolving credit facility was 6.29% at June 30, 1998.

4. COMPREHENSIVE INCOME

                                          Three Months           Six Months
                                         Ended June 30,         Ended June 30,
                                          1998       1997       1998      1997

Net income (loss)                       $ 3,927    $ 4,774    $ 7,277    $(2,201)
Other comprehensive income, net of tax:
 Cumulative translation adjustment       (1,845)    (1,050)    (2,195)    (1,064)
                                        -------    -------    -------    -------
Comprehensive income (loss)             $ 2,082    $ 3,724    $ 5,082    $(3,265)
                                        =======    =======    =======    =======

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes.

RESULTS OF OPERATIONS

For the three months ended June 30, 1998, new business taken grew 12% to $203.6 million, compared with $182.5 million in the second quarter of 1997. More than 70% of the new business taken during the quarter was for contracts awarded outside of North America. For the six months ended June 30, 1998, new business taken of $414.7 million was 7% higher than the $388.1 million reported in the first half of 1997. During the first half of 1998, new business taken increased 42% in the Europe, Africa, Middle East (EAME) area, 67% in the Central and South America (CSA) area and 3% in North America, but declined 41% in the Asia Pacific (AP) area. Backlog at June 30, 1998, was $579.2 million--a near-term record--compared with a $560.2 million backlog reported at June 30, 1997, and a $555.0 million backlog at year-end 1997.

New business taken in the quarter was achieved in spite of concerns over lower oil prices and the Asian economic downturn. The six-month new business total was the Company's highest in recent years. The Company has capitalized on opportunities in active markets and has been successful in expanding the work scope on several key projects. While there are fewer opportunities in Southeast Asia at the moment, the Company is winning its share of what work is available, including a significant petrochemical project in Singapore.

Revenues for the second quarter of 1998 rose 13% to $181.8 million, compared with $160.3 million in the second quarter of 1997. The increase was due primarily to a greater amount of work put in place in the EAME area. Revenues for the first six months of 1998 increased 20% to $371.7 million compared with $310.7 million for the first half of 1997.

Gross profit for the three months ended June 30, 1998, amounted to $17.5 million, or 9.6% of revenues, compared with $18.5 million, or 11.6% of revenues, in the prior year quarter. In the aggregate, the Company's gross profit margin during the quarter would have shown improvement year-on-year except for the CSA area which had higher than expected costs and disappointing execution results on a few contracts. The Company has taken steps to improve project execution and adjust the overhead structure in CSA. Excluding CSA results, gross profit margin in the second quarter, led by strong results in EAME, was 12.1% of revenues compared with 11.6% in the prior year period.
Gross profit for the first half of 1998 was $34.4 million, or 9.3% of revenues, compared with $34.9 million, or 11.2% of revenues, for the first six months of 1997.

Selling and administrative expenses for the 1998 second quarter were $12.0 million and decreased to 6.6% of revenues compared with 6.9% for the prior year quarter. In the 1998 first half, selling and administrative expenses of $23.8 million compared with $22.3 million in the 1997 period.

Income from operations for the second quarter of 1998 was $5.9 million compared with $7.5 million for the second quarter of 1997. The CB&I Constructors North American operation reported its third consecutive quarter of improved operating income. Income from operations for the first six months of 1998 was $11.3 million, compared with an operating loss of $3.8 million in the first half of 1997 including the one-time, non-cash Management Plan charge. Excluding the one-time, non-cash Management Plan charge, the Company reported income from operations of $12.8 million in the first half of 1997.

The Company continues to focus on lowering its cost base and redeploying its resources to correspond with current market conditions. It has initiated a number of senior management and organizational changes in areas needing improved performance, such as CSA and CB&I Constructors. The additional costs incurred in problem areas have been more than offset by improvements in other regions.

Interest expense continued to decline to $1.0 million for the second quarter of 1998 compared with $1.3 million in the comparable period of 1997. The decrease was due to lower debt levels and lower interest rates. Cash and cash equivalents at the end of the quarter were $17.1 million. Long-term debt decreased to $39 million from $57 million at March 31, 1998. Other income consisted primarily of interest earned on cash balances at foreign subsidiaries.

For the six months ended June 30, 1998, income tax expense increased to $2.8 million or an effective income tax rate of 28.0% compared to a net income tax benefit of $3.4 million in the comparable period of the prior year. The 1997 income tax benefit was mainly attributable to the one-time, non-cash Management Plan charge. Excluding the Management Plan charge, income tax expense would have been $3.2 million or an effective income tax rate of 29.0% for the first half of 1997.

Net income for the three months ended June 30, 1998 was $3.9 million or $0.32 per share for the three months ended June 30, 1998, compared with net income of $4.8 million or $0.38 per share for the same period in 1997. Net income for the first six months of 1998 was $7.3 million or $0.59 per share compared with a net loss of $2.2 million or $0.18 per share for the first half of 1997. The 1997 results included the effect of a one-time, non-cash Management Plan charge of $16.7 million ($10.1 million after tax) related to the contribution of common shares to a management compensation program in connection with the Company's initial public offering. Excluding the one-time, non-cash Management Plan charge, the Company reported net income of $7.9 million or $0.63 per share in the first half of 1997.

FINANCIAL CONDITION

For the three months ended June 30, 1998, the Company generated cash from operations of $17.9 million. Capital expenditures during the second quarter of 1998 were $4.2 million, bringing the year to date total to $6.3 million, compared with $18.8 million for the first half of 1997 (which included $8.8 million of modifications to the Company's Houston, Texas facility). Contract capital (accounts receivable plus net contracts in progress less accounts payable) was further reduced by $11.6 million during the quarter.

As previously reported, 1998 revenues have been negatively impacted by the Tuban project in Indonesia, where work remains suspended. At June 30, 1998, the Company's backlog related to this project was approximately $50 million and the Company and its affiliates had approximately $34 million of net receivables outstanding. Similar to other major contractors involved in the project, the Company has received approval to redeploy certain material purchased for this project in order to reduce its costs. While the Company believes the Tuban project is viable, it is expected that permanent financing for the project will not be secured until the political and economic situation in Indonesia improves. The Company believes work on the Tuban project ultimately will resume, but not until 1999 at the earliest, and no assurances can be given that this will happen.

Management anticipates that by utilizing cash generated from operations and funds provided under the Revolving Credit Facility, the Company will be able to meet its working capital and capital expenditure needs for at least the next 24 months.

This discussion and analysis contains certain forward-looking statements that involve a number of risks and uncertainties. Actual events or results may differ materially from the Company's expectations. In addition to matters described herein, including the Tuban project, operating risks, risks associated with fixed price contracts, risks associated with percentage of completion accounting, fluctuating revenues and cash flow, dependence on the petroleum and petrochemical industries and competitive conditions, as well as risk factors listed from time to time in the Company's reports filed with the Securities and Exchange Commission (including, but not limited to its Registration Statement on Form S-1 [File No.333-18065], as amended), may affect the actual results achieved by the Company.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material developments in the legal proceedings as described in Note 7 of the Notes to Consolidated Financial Statements submitted with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders of Chicago Bridge & Iron Company N.V. was held on May 12, 1998. The following matters were voted upon and adopted at the meeting:

 (i) Reelection of Jerry H. Ballangee and L. Donald Simpson to serve as supervisory directors for a three year term.


                        For             8,378,876
                        Against             3,350
                        Abstain           183,600


   (ii) The authorization to prepare the annual accounts and the report in the English language and the adoption of the Dutch Statutory Annual Accounts of the Company for the fiscal year ended December 31, 1997.

                        For             8,490,397
                        Against             3,250
                        Abstain           183,785



   (iii) The approval of distribution of profits for fiscal year ended December 31, 1997 in the amount of US$0.24 per share of common stock previously paid as common dividends.

                          For           8,436,043
                          Against           2,105
                          Abstain         182,685


   (iv) The approval to extend the Management Board's authority to repurchase up to 10% of the outstanding share capital of the Company until November 12, 1999.

                          For           7,015,381
                          Against       1,367,191
                          Abstain         183,750


   (v) The approval to extend the authority of the Supervisory Board to issue and/or grant rights (including options to purchase) on common stock of the Company until May 12, 2003.

                          For           4,811,972
                          Against       3,570,460
                          Abstain         184,250

   (vi) The approval to extend the authority of the Supervisory Board to limit or exclude the preemptive rights of the holders of the common stock of the Company until May 12, 2003.

                          For           4,331,914
                          Against       4,044,587
                          Abstain         189,821


   (vii) The amendment of the Articles of Association of the Company to eliminate provisions granting Praxair, Inc. the Company's former sole shareholder, the right to appoint Supervisory Directors.

                          For           8,379,397
                          Against           5,350
                          Abstain         181,935


   (viii) The appointment of Arthur Andersen as the Company's independent public auditors for the fiscal year ending December 31, 1998.

                          For           8,382,357
                          Against           1,515
                          Abstain         182,450


Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits
           27. Financial Data Schedule

      (b)  Reports on Form 8-K
           The Company did not file a current report on Form 8-K during the three months ended June 30, 1998.

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





Date:  August 6, 1998