Form 10-Q
period 1998-09-30
CHICAGO BRIDGE & IRON CO N V
filed 1998-11-12
CIK 1027884

                                   FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly period ended September 30, 1998

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

                               YES    X NO _____


The number of shares outstanding of a single class of common stock as of September 30, 1998 - 11,659,609

              CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                               TABLE OF CONTENTS





  PART I.  FINANCIAL INFORMATION
                                                                         Page
                                                                         ----
           Consolidated Financial Statements
                Statements of Income
                Three and Nine Months Ended September 30, 1998 and 1997    3

                Balance Sheets
                September 30, 1998 and December 31, 1997                   4

                Statements of Cash Flows
                Nine Months Ended September 30, 1998 and 1997              5

                Notes to Consolidated Financial Statements             6 - 7

                Management's Discussion and Analysis of
                Results of Operations and Financial Condition          8 - 11


PART II.       OTHER INFORMATION                                           12

SIGNATURE PAGE                                                             13

               CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                  THREE MONTHS                                    NINE MONTHS
                                                ENDED SEPTEMBER 30,                             ENDED SEPTEMBER 30,
                                          1998                       1997                    1998                 1997
Revenues                              $  204,965                 $  166,755           $  576,654           $  477,500
Cost of revenues                         186,835                    158,204              524,098              434,082
                                      ----------                 ----------           ----------           ----------
   Gross profit                           18,130                      8,551               52,556               43,418
Selling and administrative expenses       11,589                     11,096               35,344               33,436
Management Plan charge                         -                          -                    -               16,662
Other operating income, net                   21                     (4,053)                (643)              (4,356)
                                      ----------                 ----------           ----------           ----------
  Income (loss) from operations            6,520                      1,508               17,855               (2,324)
Interest expense                            (857)                      (506)              (2,806)              (3,131)
Other income                                 473                        369                1,232                1,233
                                      ----------                 ----------           ----------           ----------
  Income (loss) before taxes and           6,136                      1,371               16,281               (4,222)
  minority interest
Income tax (expense) benefit              (1,717)                      (384)              (4,558)               2,990
                                      ----------                 ----------           ----------           ----------
  Income (loss) before minority
  interest                                 4,419                        987               11,723               (1,232)
Minority interest in (income) loss           219                        125                  192                  143
                                      ----------                 ----------           ----------           ----------
  Net income (loss)                   $    4,638                 $    1,112           $   11,915           $   (1,089)
                                      ==========                 ==========           ==========           ==========

Net income (loss) per common
 share (1)
Basic and Diluted                     $     0.38                 $     0.09           $     0.97           $    (0.09)
Weighted average common shares
 outstanding (1)
Basic                                 12,258,132                 12,517,552           12,315,087           12,517,552
Diluted                               12,281,942                 12,517,552           12,323,111           12,517,552
Dividends on common shares
  Amount                              $      738                 $      751           $    2,211           $    1,502
  Per share                           $     0.06                 $     0.06           $     0.18           $     0.12

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

                 CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARE DATA)

                                                             SEPTEMBER 30,  DECEMBER 31,
                                                                 1998           1997
                        ASSETS
Current assets
   Cash and cash equivalents                                   $ 12,474      $ 10,240
   Accounts receivable, net of allowance for doubtful
     accounts of $1,072 in 1998 and $1,909 in 1997              156,430       157,785
   Contracts in progress with earned revenues
      exceeding related progress billings                        51,641        63,172
   Other current assets                                          10,938        17,157
                                                              ---------     ---------
               Total current assets                             231,483       248,354
                                                              ---------     ---------
Property and equipment                                          113,368       121,798
Goodwill                                                         18,070        18,539
Other non-current assets                                         11,244        11,959
                                                              ---------     ---------
               Total assets                                    $374,165      $400,650
                                                              =========     =========

          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
       Notes payable                                           $  2,540      $  1,158
       Accounts payable                                          46,435        52,904
       Accrued liabilities                                       51,369        46,518
       Contracts in progress with progress billings
             exceeding related earned revenues                   73,683        72,810
       Income taxes payable                                       1,683         5,160
                                                              ---------     ---------
               TOTAL CURRENT LIABILITIES                        175,710       178,550
                                                              ---------     ---------
Long-term debt                                                   27,000        44,000
Minority interest in subsidiaries                                 4,690         5,273
Other non-current liabilities                                    66,845        69,001
                                                              ---------     ---------
               TOTAL LIABILITIES                                274,245       296,824
                                                              ---------     ---------
Shareholders' equity
       Common stock; nlg .01 par value, 50,000,000 authorized
            shares issued: 12,517,552 in 1998 and 1997;
            outstanding: 11,659,609 in 1998 and 12,517,552
            in 1997                                                  74            74
      Additional paid-in capital                                 93,831        93,691
      Retained earnings                                          24,374        14,712
      Treasury stock, at cost:  857,943 shares in 1998          (10,370)            -
      Cumulative translation adjustment                          (7,989)       (4,651)
                                                              ---------     ---------
            Total shareholders' equity                           99,920       103,826
                                                              ---------     ---------
            Total liabilities and shareholders' equity         $374,165      $400,650
                                                              =========     =========


         The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                          NINE MONTHS
                                                                       ENDED SEPTEMBER 30,
                                                                       1998         1997
Cash flows from operating activities
     Net income (loss)                                                 $ 11,915     $ (1,089)
     Adjustments to reconcile net income to net cash provided by operating activities
        Management Plan charge                                                -       16,662
        Depreciation and amortization                                    13,248       12,882
        Increase/(decrease) in deferred income taxes                      1,041       (7,061)
        Gain on sale of fixed assets                                       (643)      (1,095)
     Change in operating assets and liabilities (see below)               6,332       22,514
                                                                      ---------    ---------
        Net cash provided by operating activities                        31,893       42,813
                                                                      ---------    ---------
Cash flows from capital investment activities
     Proceeds from sale of fixed assets and assets held for sale          6,798       11,030
     Capital expenditures                                                (8,216)     (26,717)
                                                                      ---------    ---------
       Net cash used in capital investment activities                    (1,418)     (15,687)
                                                                      ---------    ---------
Cash flows from financing activities
     Payment to former Parent Company                                         -       (6,008)
     Increase/(decrease) in notes payable                                 1,382       (1,822)
     Net (repayment) of debt to former Parent Company                         -      (53,907)
     Net (repayment)/borrowing under Revolving Credit Facility          (17,000)      42,000
     Purchase of common stock                                           (10,860)           -
     Sale of common stock                                                   448            -
     Dividends paid                                                      (2,211)      (1,502)
                                                                      ---------    ---------
      Net cash used in financing activities                             (28,241)     (21,239)
                                                                      ---------    ---------
Increase in cash and cash equivalents                                     2,234        5,887
Cash and cash equivalents, beginning of the year                         10,240       11,864
                                                                      ---------    ---------
Cash and cash equivalents, end of the period                           $ 12,474     $ 17,751
                                                                      =========    =========
Change in operating assets and liabilities
     (Increase)/decrease in receivables, net                           $  1,355     $(30,250)
     Decrease in contracts in progress, net                              12,404       46,941
     Decrease in other current assets                                     2,140          188
     (Decrease)/increase in accounts payable & accrued liabilities       (1,618)      11,419
     Decrease in income taxes payable                                    (3,477)      (1,548)
     Other, net                                                          (4,472)      (4,236)
                                                                      ---------    ---------
       Total                                                           $  6,332     $ 22,514
                                                                      =========    =========


      The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

              CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                 (IN THOUSANDS)


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

3.   LONG-TERM DEBT

The weighted average interest rate on $27,000 of borrowings under the Company's revolving credit facility was 6.13% at September 30, 1998.

4.   COMPREHENSIVE INCOME

                                            Three Months            Nine Months
                                         Ended September 30,     Ended September 30,
                                              1998        1997        1998        1997
Net income (loss)                        $   4,638   $   1,112   $  11,915   $  (1,089)
Other comprehensive income, net of tax:
 Cumulative translation adjustment          (1,143)     (1,215)     (3,338)     (2,279)
                                         ---------   ---------   ---------   ---------
Comprehensive income (loss)              $   3,495   $    (103)  $   8,577   $  (3,368)
                                         =========   =========   =========   =========


5.   EMPLOYEE STOCK PLANS

Under the Company's Long-Term Incentive Plan, the following were granted during the third quarter:

Stock Options - 156,500 non-qualified stock options, with an exercise price of $13.125. The options vest over a four-year period at a rate of one-fourth each year beginning July 1999.

Performance Shares - 51,500 performance shares. The shares are targeted to vest one-third each year over a three-year period beginning February 1999, subject to achievement of specific Company performance goals.

Restricted Stock Units - 97,800 restricted stock units were granted. The units vest one-fourth each year over a four-year period beginning September 1999.

6.   PER SHARE COMPUTATIONS


                                                              Three Months          Nine Months
                                                           Ended September 30,   Ended September 30,
                                                              1998      1997      1998       1997
Net income (loss) - Basic and Diluted                       $4,638    $  1,112    $ 11,915    $ (1,089)
                                                        ==========  ==========  ==========  ==========
Weighted average shares outstanding - Basic             12,258,132  12,517,552  12,315,087  12,517,552
  Effect of Restricted Stock Units                          23,397          -        7,885         -
  Effect of Directors Deferred Fee Shares                      413          -          139         -

                                                        ----------  ----------  ----------  ----------
Weighted average shares outstanding - Diluted           12,281,942  12,517,552  12,323,111  12,517,552
                                                        ==========  ==========  ==========  ==========

 Net income (loss) per share - Basic and Diluted            $ 0.38      $ 0.09      $ 0.97      $(0.09)
                                                        ==========  ==========  ==========  ==========

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes.

RESULTS OF OPERATIONS

For the three months ended September 30, 1998, new business taken was $162.3 million compared with $173.0 million in the third quarter of 1997. For the nine months ended September 30, 1998, new business taken increased to $577.0 million from $561.1 million reported in the comparable 1997 period. More than 60% of the new business taken during the nine months was for contracts awarded outside of North America. For the first three quarters of 1998, new business taken increased 53% in the Europe, Africa, Middle East (EAME) area, increased 45% in the Central and South America (CSA) area, declined 49% in the Asia Pacific (AP) area and was even in North America. In spite of lower oil prices and the Asian economic downturn, a solid level of new business during the first three quarters of 1998 was secured through CB&I's focused marketing approach and from expanding the traditional work scope on existing projects. The nine-month new business total is the highest in recent years. Backlog at September 30, 1998, was $522.4 million compared with a $559.0 million backlog reported at September 30, 1997, and a $555.0 million backlog at year-end 1997.

Revenues for the third quarter of 1998 rose 23% to $205.0 million, compared with $166.8 million in the third quarter of 1997. The increase was due primarily to a significantly greater amount of work put in place in the EAME area and higher revenues at CB&I Constructors, a part of the Company's North American operations. Revenues for the first nine months of 1998 increased 21% to $576.7 million compared with $477.5 million for the first nine months of 1997.

Gross profit for the three months ended September 30, 1998, amounted to $18.1 million, or 8.8% of revenues, compared with $8.6 million, or 5.1% of revenues, in the prior year quarter. Gross profit for the nine-month period of 1998 was $52.6 million, or 9.1% of revenues, compared with $43.4 million, or 9.1% of revenues, for the first nine months of 1997. For the 1998 year-to-date period, an improved gross profit percentage in North American operations was offset by lower gross profit percentages in the AP and CSA regions.

Selling and administrative expenses for the 1998 third quarter were $11.6 million and decreased to 5.7% of revenues compared with $11.1 million or 6.7% of revenues for the prior year quarter. For the first nine months of 1998, selling and administrative expenses of $35.3 million or 6.1% of revenues compared with $33.4 million or 7.0% of revenues in the 1997 period.

Income from operations for the third quarter of 1998 was $6.5 million compared with $1.5 million for the third quarter of 1997. Third quarter 1997 income from operations was negatively affected by an operating loss at CB&I Constructors, which was partially offset by $4.1 million of other operating income. Third quarter 1998 operating income was boosted by strong results in the EAME area, which more than offset improving but still significantly below planned results in CSA. Income from operations for the first nine months of 1998 was $17.9 million compared with operating income of $14.3 million in the 1997 period, excluding the one-time, non-cash

Management Plan charge. Including the one-time, non-cash Management Plan charge, the Company reported an operating loss of $2.3 million in the first nine months of 1997.

Interest expense was $0.9 million for the third quarter of 1998 compared with $0.5 million in the comparable period of 1997. While debt levels continue to be reduced worldwide, third quarter 1998 interest expense was affected by the higher cost of short-term borrowings outside the U.S. Interest expense for the third quarter 1997 included a $0.4 million reduction due to capitalized interest. For the nine-month period, interest expense was $2.8 million in 1998 compared with $3.1 million in 1997. Long-term debt decreased to $27 million from $44 million at year-end 1997 and $39 million at June 30, 1998. Cash and cash equivalents at September 30, 1998 were $12.5 million. Other income consisted primarily of interest earned on cash balances at foreign subsidiaries.

For the nine months ended September 30, 1998, income tax expense was $4.6 million or an effective income tax rate of 28.0% compared to a net income tax benefit of $3.0 million in the comparable period of the prior year. The 1997 income tax benefit was mainly attributable to the one-time, non-cash Management Plan charge. Excluding the Management Plan charge, income tax expense would have been $3.6 million or an effective income tax rate of 29.0% for the first nine months of 1997.

Net income for the three months ended September 30, 1998 was $4.6 million or $0.38 per share, compared with net income of $1.1 million or $0.09 per share for the same period in 1997. Net income for the first nine months of 1998 was $11.9 million or $0.97 per share compared with net income of $9.0 million or $0.72 per share for the first nine months of 1997, excluding the effect of a one-time, non-cash Management Plan charge of $16.7 million ($10.1 million after tax) related to the contribution of common shares to a management compensation program in connection with the Company's initial public offering in 1997. Including the one-time, non-cash Management Plan charge, the Company reported a net loss of $1.1 million or $0.09 per share in the first nine months of 1997.

FINANCIAL CONDITION

For the three months ended September 30, 1998, the Company generated cash from operations of $11.9 million, bringing the year-to-date total to $31.9 million, compared with $42.8 million for the nine months of 1997. Capital expenditures during the third quarter of 1998 were $1.9 million, bringing the year-to-date total to $8.2 million, compared with $26.7 million for the first nine months of 1997 (which included $12.5 million of modifications to the North American fabrication facility). The Company has acquired 737,000 shares of CB&I stock under the recently approved stock repurchase program.

As previously reported, the Company continues to be impacted by the Tuban project in Indonesia, where work remains suspended. At September 30, 1998, the Company's backlog related to this project was approximately $50 million and the Company and its affiliates had approximately $35 million of net receivables outstanding. Similar to other major contractors involved in the project, the Company has received approval to redeploy certain material purchased for this project in order to reduce its costs. While the Company believes the Tuban project is viable, it is expected that permanent financing for the project will not be secured until the political and economic situation in Indonesia improves. The Company believes work on the

Tuban project ultimately will resume, but not until 1999 at the earliest, and no assurances can be given that this will happen.

Management anticipates that by utilizing cash generated from operations and funds provided under the Revolving Credit Facility, the Company will be able to meet its working capital and capital expenditure needs for at least the next 24 months.

YEAR 2000

The Company continues to execute its plan to address the effect of Year 2000 issues on its worldwide businesses. The plan consists of two primary phases:
Assessment (consisting of identification, business criticality ranking and impact analysis, and remediation planning) and Remediation (consisting of repair, testing, implementation, certification and contingency plans). This plan involves representatives of the Company from all operational and geographical areas and encompasses information technology (IT) systems, embedded (non-IT) systems and suppliers.

Assessment has been completed on all of the Company's identified North American IT systems. Assessment continues on the Company's international IT systems, primarily payroll systems, and is scheduled to be completed by the end of 1998. As of September 30, 1998, 52% of the Remediation phase for the Company's IT systems was completed. The Remediation phase is scheduled to be completed by June 1999.

Assessment of North American non-IT systems is complete, and the Remediation phase is scheduled for completion by the end of 1998. Non-IT systems include building and mechanical systems (such as telecommunication systems, HVAC and security systems) and fabrication and field construction equipment. Assessment of non-IT systems outside North America continues on building and mechanical systems with completion scheduled by the end of 1998. The Remediation phase is scheduled to be completed by mid-1999. The Company's assessment and remediation of its fabrication and field construction equipment throughout the world has been completed.

The Company has identified key material suppliers and service providers ("suppliers"), and has initiated discussions and mailed correspondence to these suppliers to survey their state of readiness on Year 2000 issues. Completion of this assessment is dependent upon their cooperation. Responses have been received from 80% of the North American inquiries and 55% of the non-North American inquiries. The Company continues to work to get responses from suppliers. At this point, it is not possible to forecast whether there will be any significant disruption due to supplier failure to remediate their own Year 2000 issues. The Company, as part of the Remediation phase, is formulating a contingency plan. This plan includes the Company's continuous communication with suppliers to assure that they are able to continue to perform without disruption. Due to the continual change of geographic location and type of projects on which the Company is executing work, the Company is familiar with reassessing and reestablishing its supplier chain through the use of alternative sourcing of materials and services to meet its business needs.

The Company estimates that the cost to remediate its Year 2000 issues is $2.5 million, of which 25% was incurred through September 30, 1998. Approximately $0.7 million of the total cost will be capitalized for the accelerated purchase of desktop hardware. The cost estimate excludes the direct costs of the ongoing J.D. Edwards implementation (which is a Year 2000 compliant system), the costs of which are being capitalized. The decision to implement this new information system was made independent of the Company's Year 2000 compliance efforts. The J.D. Edwards system implementation is scheduled to be completed by August 31, 1999.

The Company has targeted internal compliance with Year 2000 issues for all critical areas, excluding the ongoing J.D. Edwards implementation, by the second quarter of 1999. The Company believes that the current efforts to address and resolve the issues associated with Year 2000 are adequate. However, the Company cannot guarantee that all Year 2000 issues will be anticipated and corrected, and there can be no assurance that the systems of any third party on which the Company's systems and operations rely will be timely converted. It is too soon to determine whether the Company will experience disruption to transportation, communication, electric power or other energy systems due to Year 2000 issues that affect the public infrastructure in the locations where it executes projects. The inability of the Company, its suppliers or the public infrastructure to effectuate solutions to their respective Year 2000 issues on a timely and cost effective basis may have a material adverse effect on the Company.

Because of the uncertainties the Company faces with regard to Year 2000 issues, it is developing contingency plans to provide for continuation of its critical operations in spite of possible Year 2000 disruptions. Development of contingency plans are forecast to be complete by the end of first quarter 1999. If the Company is unsuccessful in implementing the J.D. Edwards system at remaining locations by the Year 2000, the cost of implementing the J.D. Edwards contingency plan would not be material to the Company.


This discussion and analysis contains certain forward-looking statements that involve a number of risks and uncertainties. Actual events or results may differ materially from the Company's expectations. In addition to matters described herein, including the Tuban project and Year 2000 issues, operating risks, risks associated with fixed price contracts, risks associated with percentage of completion accounting, fluctuating revenues and cash flow, dependence on the petroleum and petrochemical industries and competitive conditions, as well as risk factors listed from time to time in the Company's reports filed with the Securities and Exchange Commission (including, but not limited to its Registration Statement on Form S-1 [File No.333-18065], as amended), may affect the actual results achieved by the Company.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material developments in the legal proceedings as described in Note 7 of the Notes to Consolidated Financial Statements submitted with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits
           10.3  The Company's Long-Term Incentive Plan
                 As amended September 1, 1998

           10.16 The Company's Supervisory Board of Directors Fee Payment Plan

           10.17 The Company's Supervisory Board of Directors Stock Purchase
                 Plan

           27.   Financial Data Schedule

      (b)  Reports on Form 8-K
           The Company did not file a current report on Form 8-K during the three months ended September 30, 1998.

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





Date:  November 12, 1998