Form 10-K405
period 1998-12-31
CHICAGO BRIDGE & IRON CO N V
filed 1999-03-31
CIK 1027884

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                   For the fiscal year ended December 31, 1998
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                   For the transition period from ____ to ____

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

Aggregate market value of common stock held by non-affiliates, based on a New York Stock Exchange closing price of $11.125 as of March 25, 1999, was $115,681,844.

The number of shares outstanding of a single class of common stock as of March 25, 1999 was 11,284,157.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
Portions of the 1998 Annual Report to Shareholders           Part I and Part II
Portions of the 1999 Proxy Statement                         Part III

               CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES


                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I.
     Item 1.     Business                                                     3
     Item 2.     Properties                                                   9
     Item 3.     Legal Proceedings                                            9
     Item 4.     Submission of Matters to a Vote of Security Holders         11



PART II.

     Item 5.     Market for Registrant's Common Equity and Related           12
                  Stockholder Matters
     Item 6.     Selected Financial Data                                     12
     Item 7.     Management's Discussion and Analysis of Financial           12
                  Condition and Results of Operations
     Item 7A.    Quantitative and Qualitative Disclosures About Market Risk  12
     Item 8.     Financial Statements and Supplementary Data                 12
     Item 9.     Changes in and Disagreements with Accountants on            12
                  Accounting and Financial Disclosure



PART III.

     Item 10.    Directors and Executive Officers of the Registrant          13
     Item 11.    Executive Compensation                                      15
     Item 12.    Security Ownership of Certain Beneficial Owners and         15
                  Management
     Item 13.    Certain Relationships and Related Transactions              15



PART IV.

     Item 14.    Exhibits, Financial Statement Schedules and Reports         16
                  on Form 8-K


SIGNATURES                                                                   17

                                     PART I

ITEM 1.   BUSINESS

Chicago Bridge & Iron Company N.V. and its Subsidiaries ("CB&I" or the "Company") is a global engineering and construction company specializing in the design and engineering, fabrication, field erection and repair of bulk liquid terminals, steel tanks, pressure vessels, low temperature and cryogenic storage facilities and other steel plate structures and their associated systems. CB&I has been continuously engaged in the engineering and construction industry since its founding in 1889.

Prior to January 12, 1996, the business of the Company was operated by Chicago Bridge & Iron Company, a wholly owned subsidiary of Chi Bridge Holdings, Inc. ("Holdings"), which in turn was a wholly owned subsidiary of CBI Industries, Inc. ("Industries"). On January 12, 1996, pursuant to the merger agreement dated December 22, 1995, Industries became a subsidiary of Praxair, Inc.

In March 1997, Holdings effected a reorganization (the "Reorganization") whereby Holdings transferred the business of Chicago Bridge & Iron Company to Chicago Bridge & Iron Company N.V., a corporation organized under the laws of The Netherlands.

Effective March 26, 1997, an initial public offering (the "Offering") of a majority of the shares of the Company's Common Stock, par value NLG 0.01 (the "Common Stock"), was made. The Company did not receive any proceeds from the Offering, but paid a portion of the offering costs. The Common Stock is traded on the New York and Amsterdam stock exchanges.

PRODUCT LINE INFORMATION

          REVENUES BY PRODUCT LINE
          (In millions)
                                             1998           1997          1996
                                             ----           ----          ----
          Flat Bottom Tanks                  $287           $209          $248
          Specialty and Other Structures      130            154           117
          Low Temperature/Cryogenic
                Tanks and Systems             108            109            60
          Turnarounds                          85             42            45
          Pressure Vessels                     64             53            82
          Repairs and Modifications            64             58            70
          Elevated Tanks                       38             48            42
                                               --             --            --
                Total                        $776           $673          $664
                                             ====           ====          ====

Flat Bottom Tanks
These above-ground storage tanks are sold primarily to customers operating in the petroleum, petrochemical and chemical industries around the world. This industrial customer group includes nearly all of the major oil and chemical companies on every continent. Depending on the industry and application, flat bottom tanks can be used for storage of crude oil, refined products such as gasoline, raw water, potable water, chemicals, petrochemicals and a large variety of feedstocks for the manufacturing industry.

Specialty and Other Structures
Specialty and other structures are marketed to a diverse group of customers in such industries as metals and mining, utilities, telecommunications, aerospace and wastewater treatment. Examples of these special plate structures include research and test facilities for testing prototype spacecraft, rocket engines and vacuum testing of satellites before launch; hydroelectric structures such as penstocks, spiral cases and draft tubes; and processing facilities or components used in the iron, aluminum and mining industries. These structures are typically made from bent and formed metal plate materials (carbon steel, stainless steel, special alloy steel and aluminum) and are shipped as fabricated pieces or components to their final location for field assembly and welding. The Company performs design, constructability analysis, complex fabrication, welding and specialized field erection in order to supply these special structures for a variety of applications throughout the world.

Low Temperature/Cryogenic Tanks and Systems
These facilities are used primarily for the storage and handling of liquefied gases. The Company specializes in providing refrigerated turnkey terminals and tanks. Refrigerated tanks are built from special steels and alloys that have properties to withstand cold temperatures. The systems usually include special refrigeration systems to maintain the gases in liquefied form. Applications extend from low temperature (+30(Degree)F to -100(Degree)F ) to cryogenic (-100(Degree)F to -423(Degree)F). Customers in the petroleum, chemical, petrochemical, specialty gas, natural gas, power generation and agricultural industries use these tanks and systems to store and handle liquefied gases such as LNG, methane, ethane, ethylene, LPG, propane, propylene, butane, butadiene, anhydrous ammonia, oxygen, nitrogen, argon and hydrogen.

Turnarounds
A turnaround is a logically planned shutdown of a refinery or other process unit for repair and maintenance of equipment and associated systems. The work is usually scheduled on a multi-shift, seven day per week basis. Personnel, materials and equipment must come together at precisely the right time to accomplish this manpower intensive operation. This product line often requires short cycle times and unique construction procedures. The Company currently offers this service to its customers in the petroleum, petrochemical and chemical industries throughout the world.

Pressure Vessels
Pressure vessels are built primarily from high strength carbon steel plates which have been bent or formed in a fabrication shop and are welded together at a job site. Pressure vessels come in a variety of cylindrical, spherical, hemispherical and conical shapes and sizes, some weighing in excess of 700 tons, with thicknesses in excess of six inches. This product line encompasses a number of technological issues such as design, analysis, welding capabilities, metallurgy, complex fabrication and specialty field erection methods. Existing customers represent a cross section of the petroleum, petrochemical, chemical and pulp and paper industries, where process applications of high pressure and/or temperature are required. Pressure vessels are used in refineries as storage containers as well as process vessels, which are used to transform crude oil into its various components. They are also used as digesters in the pulp and paper industry. The Company has designed, built and tested pressure vessels throughout the world.

Repairs and Modifications
Repair, maintenance and modification services are performed primarily on flat bottom tanks and pressure vessels. While the Company has focused on providing these services primarily in the United States, efforts are under way to expand these services throughout the world. Customers in the petroleum, chemical, petrochemical and water industries generally require these types of services.

Elevated Tanks
The water storage line includes single pedestal, fluted column and concrete pedestal tanks, as well as standpipes and reservoirs. These products have a capacity range of 25,000 gallons to 3,000,000 gallons. These structures provide potable water reserves and supply pressure to the water distribution system.

BUSINESS GOALS AND STRATEGIES

The Company is committed to increasing shareholder value by seeking to build upon its established success and by growing its business in the global marketplace. It intends to accomplish this by means of a strategic plan, which includes goals and key strategies.

Goals
The Company's goals provide direction for its employees as they strive for the long-term enhancement of shareholder value.

1. Continue to improve the Company's safe work practices with a goal of zero injuries.

Working safely is of paramount importance; the Company cannot compromise safety for expediency; its constant goal must be zero injuries.

2. Selectively compete in the global market for steel plate structures and their associated systems.

The Company is a niche player in the Engineering & Construction industry with special expertise in the design and engineering, fabrication, field erection and repair of steel plate structures including bulk liquid terminals, steel tanks, pressure vessels, and low temperature and cryogenic storage facilities. Associated systems are the civil, foundation, piping, mechanical, electrical, instrumentation and fire protection systems that accompany many of the process and storage vessels the Company builds.

3. Focus on profitable opportunities in the developing regions and active markets worldwide, as well as in the Company's strong base in North America.

The Company will leverage its core competencies in logistics and project execution to expand in areas where it can secure profitable new business while maintaining and strengthening its North American base.

4. Create and deliver superior, cost-effective solutions that provide a competitive advantage.

The Company will use its proprietary knowledge, know-how and execution capabilities to deliver better solutions to its customers than those available from its competitors.

5. Create an atmosphere in which the Company's skilled, productive, motivated and mobile work force can grow and develop.

It will seek to attract and retain superior employees, deploy them wisely, invest in developing their capabilities, and enable them to share in the Company's financial successes.

6. Use the Company's marketing and selling expertise to build superior relationships with targeted customers.

The Company will cultivate existing and pursue additional strategic alliances with targeted customers.

7. Make the Company's support services (e.g., Legal, Finance, I.T.) strong contributors to its performance and profitability.

Indirect functions must efficiently provide value-added support services to its field operations.


Key Strategies
The Company's key strategies provide a focus for near-term efforts and a foundation for future growth.

1. Continue to improve the Company's safe work practices with a goal of zero injuries.

As a result of the importance of safety to its employees, the goal of safer operations is reemphasized here as the number one key strategy.

2. Build excellence in project management.

This is the means by which the Company will plan, track and execute its projects safely, on time, and at or above the "as sold" profitability. The ability to consistently achieve these results depends upon the skills of the Company's people and the excellence of its systems. The Company will invest in and improve both of these.

3. Improve the Company's response to customers' changing requirements.

The Company has put controls in place to ensure that the scope and value of the work delivered meet the owner's requirements and are adequately reflected in the compensation received.

4. Execute an effective marketing process with a focus on major opportunities, emerging countries, difficult geographies and expanded services for significant profitable growth.

The Company is tracking "elephant" projects that fit its unique capabilities. These projects represent a significantly larger revenue than its "normal" projects. The Company continues to expand into emerging markets such as Equatorial Africa and the former Soviet Republics. It continues to seek work in locations where its ability to staff and to field erect commands a premium. The Company will strive to continue its success in selling expanded work scope.

5. Identify all costs and improve the Company's ability to forecast financial results.

Costs that do not add value are being eliminated. The Company is strengthening its financial controls, and the worldwide implementation of the financial portion of the J.D. Edwards enterprise management system is scheduled for completion during 1999.

OTHER OPERATIONAL INFORMATION

During 1998, the Company recognized the growing market for water-related products and began to broaden its product line to provide complete water storage and treatment solutions. The water services product offerings encompass water storage tanks and water and wastewater treatment products, including elevated tanks, standpipes, reservoirs and clarification products. CB&I has been successful in securing awards for concrete pedestal tanks, which incorporate a steel water storage structure atop a concrete base and provide a lower-cost storage option.

The Company continues to be successful with its innovative tank building process called CoilBuilding(TM), in which the tank shell is formed from continuous steel coils rather than individual plates. CoilBuilding is particularly suited for smaller-diameter, stainless steel tanks used in certain petrochemical, chemical, pharmaceutical and food applications where corrosion resistance and cleanliness are vital. The Company has exclusive rights to the CoilBuilding process in North America and is aggressively marketing this new technology.

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

CB&I had a backlog of work to be completed on contracts of $508 million at December 31, 1998, and $555 million at December 31, 1997. Approximately 75% of the backlog as of December 31, 1998 is expected to be completed in 1999. New business taken represents the value of new project commitments received by the Company during a given period and is included in backlog until work is performed and revenue recognized or until cancellation. Backlog may also fluctuate with currency movements.

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

The Company incurred expenses of approximately $860,000 in 1998, $1,670,000 in 1997, and $730,000 in 1996 for its research and development activities.

The Company employed 6,453 people as of December 31, 1998.

Financial information by geographic area of operation can be found on pages 52 and 53 of the Company's 1998 Annual Report to Shareholders and is incorporated herein by reference.

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

Location                   Type of Facility                                 Interest
--------                   ----------------                                 --------
Houston, Texas             Engineering, fabrication facility, warehouse,    Owned
                            operations and administrative office
Kankakee, Illinois (1)     Warehouse                                        Owned

Plainfield, Illinois       Engineering, operations and administrative       Owned
                            office
Fort Saskatchewan,         Warehouse, operations and                        Owned
         Canada             administrative office
Dubai, United Arab         Engineering, warehouse, operations and           Leased
         Emirates           administrative office
Puerto Ordaz, Venezuela    Fabrication facility and warehouse               Leased
Kwinana, Australia         Fabrication facility, warehouse and              Leased
                            administrative office
Ao Udom, Thailand          Warehouse and operations office                  Leased
Batangas, Philippines      Fabrication facility and warehouse               Leased
Cilegon, Indonesia         Fabrication facility and warehouse               Leased
Al Aujam, Saudi Arabia     Fabrication facility and warehouse               Leased
Secunda, South Africa      Fabrication facility and warehouse               Leased
Amsterdam, Netherlands     Corporate office                                 Leased

(1) The Company completed the sale of the fabrication and office portions of the Kankakee facility during 1998. The Company plans to continue to utilize the warehouse space at this facility.

The Company also owns or leases a number of sales, administrative and field construction offices, warehouses and equipment maintenance centers strategically located throughout the world.

ITEM 3.   LEGAL PROCEEDINGS

Environmental Matters
A subsidiary of the Company was a minority shareholder in a company which owned or operated wood treating facilities at sites in the United States, some of which are currently under investigation, monitoring or remediation under various environmental laws. With respect to some of these sites, the subsidiary has been named a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") and similar state laws. Without admitting any liability, the subsidiary has entered into a consent decree with the federal government regarding one of these sites and has had an administrative order issued against it with respect to another. Without admitting any liability, the subsidiary has reached settlements at most sites, which require the other PRPs to perform the environmental clean-up. In July 1996, a judgment in favor of the subsidiary was entered in the suit Aluminum Company of America v. Beazer East, Inc. v. Chicago Bridge & Iron Company, instituted in January 1991, before the U. S. District Court for the Western District of Pennsylvania. On September 2, 1997, the United States Court of Appeals for the Third Circuit affirmed the judgment in favor of the subsidiary. There were no further appeals. The Company believes any remaining potential liability will not be material, although there can be no assurance that such remaining potential liability will not have a material adverse effect on its business, financial condition or results of operations. In addition, the subsidiary has a suit pending against certain of its insurers in the Massachusetts Superior Court filed in 1994 to recover amounts spent in connection with this matter.

The Company's facilities have operated for many years and substances which currently are or might be considered hazardous were used and disposed of at some locations, which will or may require the Company to make expenditures for remediation. In addition, the Company has agreed to indemnify parties to whom it has sold facilities for certain environmental liabilities arising from acts occurring before the dates those facilities were transferred. The Company is aware of no manifestation by a potential claimant of awareness by such claimant of a possible claim or assessment and does not consider it to be probable that a claim will be asserted which claim is reasonably possible to have an unfavorable outcome, in each case, which would be material to the Company with respect to the matters addressed in this paragraph. The Company believes that any potential liability for these matters will not have a material adverse effect on its business, financial condition or results of operations.

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

Other Contingencies
In 1991, CB&I Constructors, Inc. (formerly CBI Na-Con, Inc.), a subsidiary of the Company, installed a catalyst cooler bundle at Fina Oil & Chemical Company's ("Fina") Port Arthur, Texas refinery. In July 1991, Fina determined that the catalyst cooler bundle was defective and had it replaced. Fina is seeking approximately $20,000,000 in damages for loss of use of Fina's catalyst cracking unit and the cost of replacement of the catalyst cooler bundle. On June 28, 1993, Fina filed a complaint against CB&I Constructors, Inc. before the District Court of Harris

County, Texas in Fina Oil & Chemical Company v. CB&I Constructors, Inc., et al. The Company denies that it is liable. While the Company believes any liability in excess of a $2,000,000 deductible is covered by insurance, and that the claims are without merit and/or the Company has valid defenses to such claims and that it is reasonably likely to prevail in defending against such claims, there can be no assurance that if the Company is finally determined to be liable for all or a portion of any damages payable, that such liability will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

The Company is jointly and severally liable for certain liabilities of partnerships and joint ventures. At December 31, 1998, the Company and certain subsidiaries had provided $220,747,000 of performance bonds and letters of credit to support its contracting activities arising in the ordinary course of business. This amount fluctuates based on the level of contracting activity.

The Company has elected to retain portions of anticipated losses through the use of deductibles and self-insured retentions for its exposures related to third party liability and workers' compensation. Liabilities in excess of these amounts are the responsibilities of an insurance carrier. To the extent the Company self insures for these exposures, reserves have been provided for based on management's best estimates with input from the Company's legal and insurance advisors. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the near term. The Company's management believes that the reasonably possible losses, if any, for these matters, to the extent not otherwise disclosed and net of recorded reserves, will not be material to its financial position or results of operations. At December 31, 1998, the Company had outstanding surety bonds and letters of credit of $23,423,000 relating to its insurance program.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1998.

                                     PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

Information required by this item can be found on page 54 of the Company's 1998 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

Information required by this item can be found on pages 24 and 25 of the Company's 1998 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this item can be found on pages 26 through 31 of the Company's 1998 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item can be found on page 30 of the Company's 1998 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements and Report of Independent Public Accountants can be found on pages 32 through 54 of the Company's 1998 Annual Report to Shareholders and are incorporated herein by reference.

Quarterly financial data can be found on page 54 of the Company's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Additional financial information and schedules can be found in Part IV of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

CB&I has neither changed its independent public accountants nor had any disagreements on accounting and financial disclosure with its independent public accountants during the prior two years.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to supervisory directors can be found on pages 2 through 4 of the Company's 1999 Proxy Statement and is incorporated herein by reference.

The following table sets forth certain information regarding the executive officers of Chicago Bridge & Iron Company ("CBIC") and Chicago Bridge & Iron Company B.V. ("CB&I B.V."). As permitted under the law of The Netherlands, the Company does not have executive officers. CB&I B.V. serves as the Company's managing director.

                                                                                     Served in
Name                  Age    Position                                              Position Since
----                  ---    --------                                              --------------
Gerald M. Glenn        56    Chairman of the Supervisory Board of the                   1997
                              Company;
                             Chairman, President and Chief Executive Officer            1996
                              and Director of CBIC;
                             Chairman, President and Chief Executive Officer            1997
                              and Managing Director of CB&I B.V.
C. David Bassett       63    Vice President - Engineering, Fabrication and              1996
                              Logistics of CBIC
Stephen P. Crain       45    Vice President - Global Sales and Marketing of             1997
                              CBIC
Stephen M. Duffy       49    Vice President - Human Resources and                       1996
                              Administration of CBIC
Robert B. Jordan       49    Vice President - Operations of CBIC;                       1998
                             Managing Director of CB&I B.V.                             1998
John R. Meier          53    Vice President and Controller of CBIC                      1997
Timothy J. Wiggins     42    Vice President - Chief Financial Officer and               1996
                              Director of CBIC;
                             Vice President, Treasurer and Chief Financial              1997
                              Officer and Managing Director of CB&I B.V.
Robert H. Wolfe        49    Secretary of the Company;                                  1997
                             Vice President, General Counsel and Secretary of           1996
                              CBIC
                             Secretary of CB&I B.V.                                     1997

There are no family relationships between any executive officers and supervisory directors. Executive officers of CBIC are elected annually. The Managing Directors of CB&I B.V. serve until successors are elected.

Business Experience

Gerald M. Glenn has served as Chairman of the Supervisory Board of the Company since April 1997. He has been the Chairman, President and Chief Executive Officer and Director of CBIC since May 1996, and has been the Chairman, President and Chief Executive Officer and Managing Director of CB&I B.V. since March 1997. Mr. Glenn has been elected to serve as Chairman of the Supervisory Board of the Company; his term will expire in 2000. Since April 1994 to present, Mr. Glenn has been a principal in The Glenn Group LLC. From November 1986 to April 1994, Mr. Glenn served as Group President for Fluor Daniel, Inc.

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

Stephen M. Duffy has been the Vice President - Human Resources and Administration of CBIC since June 1996. Mr. Duffy was the Vice President - Human Resources and Administration of CBI Industries, Inc. from November 1991 through May 1996.

Robert B. Jordan has been the Vice President - Operations of CBIC and Managing Director of CB&I B.V. since February 1998. From May 1996 to February 1998, Mr. Jordan was the Senior Vice President - Sales and Operations for the Process Division of BE&K Incorporated located in Birmingham, Alabama. From February 1994 to May 1996, Mr. Jordan was the Senior Vice President - Sales and Operations for the Process and Industrial Division of Raytheon/Rust Engineering & Construction located in Birmingham, Alabama. Mr. Jordan also served the Fluor Daniel organization from 1973 to February 1994, most recently as Vice President - General Manager of the Chemical and Process Division.

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

Information with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 can be found on page 7 of the 1999 Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information with respect to Executive Compensation can be found on pages 8 through 19 of the 1999 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to Common Stock Ownership By Certain Persons and Management can be found on pages 6 and 7 of the 1999 Proxy Statement and is incorporated herein by reference.

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


         Consolidated Balance Sheets - As of December 31, 1998 and 1997 Consolidated Statements of Income - For the years ended December 31,
          1998, 1997 and 1996
         Consolidated Statements of Changes in Shareholders' Equity - For the
          years ended December 31, 1998, 1997 and 1996
         Consolidated Statements of Cash Flows - For the years ended December
          31, 1998, 1997 and 1996
         Notes to Consolidated Financial Statements
         Report of Independent Public Accountants


Financial Statement Schedules

Supplemental Schedule V - Valuation and Qualifying Accounts and Reserves for each of the years ended December 31, 1998, 1997 and 1996 can be found on page 19 of this report.

Schedules, other than the one above, have been omitted because the schedules are either not applicable or the required information is shown in the financial statements or notes thereto previously incorporated by reference under Item 8 of
Part II of this report.

Quarterly financial data for the years ended December 31, 1998 and 1997 is shown in the Notes to Consolidated Financial Statements previously incorporated by reference under Item 8 of Part II of this report.

CB&I's interest in 50 percent or less owned affiliates, when considered in the aggregate, does not constitute a significant subsidiary; therefore, summarized financial information has been omitted.


Exhibits

The Exhibit Index on page 20 and Exhibits being filed are submitted as a separate section of this report.


Reports on Form 8-K

The Company did not file a current report on Form 8-K during the three months ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Chicago Bridge & Iron Company N.V.

Date: March 31, 1999                      /s/ Timothy J. Wiggins
                                          -------------------------------------
                                          By: Chicago Bridge & Iron Company B.V.
                                          Its: Managing Director
                                          Timothy J. Wiggins
                                          Managing Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 1999.

Signature                                Title

/s/ Gerald M. Glenn                      Chairman of the Supervisory Board
-----------------------------------      of Registrant, and President, Chief
Gerald M. Glenn                          Executive Officer of CBIC
                                         (Principal Executive Officer)

/s/ Timothy J. Wiggins                   Vice President and Chief Financial
-----------------------------------      Officer of CBIC
Timothy J. Wiggins                       (Principal Financial Officer)


/s/ John R. Meier                        Vice President and Controller of
-----------------------------------      CBIC
John R. Meier                            (Principal Accounting Officer)


/s/ Jerry H. Ballengee                   Supervisory Director
-----------------------------------
Jerry H. Ballengee

/s/ J. Dennis Bonney                     Supervisory Director
-----------------------------------
J. Dennis Bonney

/s/ J. Charles Jennett                   Supervisory Director
-----------------------------------
J. Charles Jennett

/s/ Vincent L. Kontny                    Supervisory Director
-----------------------------------
Vincent L. Kontny

/s/ Gary L. Neale                        Supervisory Director
-----------------------------------
Gary L. Neale

/s/ L. Donald Simpson                    Supervisory Director
-----------------------------------
L. Donald Simpson

/s/ Marsha C. Williams                   Supervisory Director
-----------------------------------
Marsha C. Williams





Registrant's Agent for Service in the United States

/s/ Robert H. Wolfe
-----------------------------------
Robert H. Wolfe

        SCHEDULE V. SUPPLEMENTAL INFORMATION ON VALUATION AND QUALIFYING
                              ACCOUNTS AND RESERVES

                       CHICAGO BRIDGE & IRON COMPANY N.V.
                 Valuation and Qualifying Accounts and Reserves
               For Each of the Three Years Ended December 31, 1998
                                 (in thousands)


     COLUMN A                 COLUMN B             COLUMN C            COLUMN D           COLUMN E
     --------                 --------             --------            --------           --------
                                                   ADDITIONS
                              BALANCE              CHARGED TO                              BALANCE
                                 AT                COSTS AND                                 AT
   DESCRIPTIONS               JANUARY 1            EXPENSES          DEDUCTIONS(1)       DECEMBER 31
  ------------                ---------            --------          ----------          -----------
  Allowance for
    doubtful accounts


        1998                  $1,909               $1,232             $(1,091)             $2,050

        1997                   3,047                1,207              (2,345)              1,909

        1996                   4,343                2,313              (3,609)              3,047


(1) Deductions generally represent utilization of previously established reserves or adjustments to reverse unnecessary reserves due to subsequent collections.

                                  EXHIBIT INDEX



3 (1) Amended Articles of Association of the Company (English translation)

4.1 (2)        Specimen Stock Certificate

10.1 (2) Form of Indemnification Agreement between the Company and its Supervisory and Managing directors

10.2 (5)       The Company's Annual Incentive Compensation Plan

10.3 (6)       The Company's Long-Term Incentive Plan
               As amended September 1, 1998

10.4 (5)       The Company's Deferred Compensation Plan

10.5 (4)       The Company's Management Plan

10.6 (5)       The Company's Excess Benefit Plan

10.7 (2)       Form of the Company's Supplemental Executive Death Benefits Plan

10.8 (2) Employment Agreements Including Special Stock-Based, Long-Term Compensation Related to the Common Share Offering between the Company and Certain Executive Officers

10.9 (2) Form of Termination Agreements between the Company and Certain Executive Officers

10.10 (2)      Separation Agreement

10.11(2)       Form of Amended and Restated Tax Disaffiliation Agreement

10.12 (2)      Employee Benefits Separation Agreement

10.13 (2)      Conforming Agreement

10.14 (5)      Employment Agreement Letters between the Company and Robert B.
               Jordan

10.15 (2)      Revolving Credit Facility
               (a) Amendment No. 1 dated October 31, 1997
               (b) Amendment No. 2 dated March 5, 1998

10.16 (6)      The Company's Supervisory Board of Directors Fee Payment Plan

10.17 (6)      The Company's Supervisory Board of Directors Stock Purchase Plan

13 (1)         Portion of the 1998 Annual Report to Shareholders

21 (1)         List of Significant Subsidiaries

23 (1)         Consent and Report of the Independent Public Accountants

27 (1)         Financial Data Schedule

----------------------
(1) Filed herewith

(2) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-18065)

(3) Incorporated by reference from the Company's Registration Statement on Form S-8 (File No. 333-24445)

(4) Incorporated by reference from the Company's Registration Statement on Form S-8 (File No. 333-24443)

(5) Incorporated by reference from the Company's 1997 Form 10-K dated March 31, 1998

(6) Incorporated by reference from the Company's 1998 Form 10-Q dated November 12, 1998