Form 10-Q
period 1999-03-31
CHICAGO BRIDGE & IRON CO N V
filed 1999-05-14
CIK 1027884

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended March 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from       to
                                                  -----    -----

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

The number of shares outstanding of a single class of common stock as of March 31, 1999 - 11,284,530

               CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION
                                                                        Page
                                                                        ----
         Consolidated Financial Statements
                  Statements of Income
                  Three Months Ended March 31, 1999 and 1998               3

                  Balance Sheets
                  March 31, 1999 and December 31, 1998                     4

                  Statements of Cash Flows
                  Three Months Ended March 31, 1999 and 1998               5

                  Notes to Consolidated Financial Statements           6 - 8

                  Management's Discussion and Analysis of
                  Results of Operations and Financial Condition       8 - 12


PART II. OTHER INFORMATION                                           13 - 15



SIGNATURE PAGE                                                            16

               CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       THREE MONTHS
                                                      ENDED MARCH 31,
                                                     1999          1998

Revenues                                           $170,681      $189,881

Cost of revenues                                    152,679       172,993
                                                   --------      --------
   Gross profit                                      18,002        16,888

Selling and administrative expenses                  11,943        11,792
Other operating income, net                            (546)         (328)
                                                   --------      --------
   Income from operations                             6,605         5,424

Interest expense                                       (556)         (993)
Interest income                                         268           230
                                                   --------      --------
   Income before taxes and minority interest          6,317         4,661

Income tax expense                                   (1,895)       (1,305)
                                                   --------      --------
   Income before minority interest                    4,422         3,356

Minority interest in (income) loss                     (196)           (6)
                                                   --------      --------
   Net income                                      $  4,226      $  3,350
                                                   ========      ========

Net income per share
        Basic                                      $   0.37      $   0.27
        Diluted                                    $   0.37      $   0.27

Weighted average shares outstanding
        Basic                                        11,363        12,404
        Diluted                                      11,478        12,404

Dividends on shares
   Amount                                          $    677      $    736
   Per share                                       $   0.06      $   0.06


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

               CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                   MARCH 31,   DECEMBER 31,
                            ASSETS                   1999          1998
Current assets
   Cash and cash equivalents                       $  5,649      $  5,636
   Accounts receivable, net of allowance
        for doubtful accounts of $2,446 in 1999
        and $2,050 in 1998                          130,974       143,911
   Contracts in progress with earned revenues
        exceeding related progress billings          64,720        51,953
   Other current assets                              10,161         6,760
                                                   --------      --------
             Total current assets                   211,504       208,260
                                                   --------      --------
Property and equipment                              108,982       110,481
Goodwill                                             17,929        18,051
Other non-current assets                             12,914        11,917
                                                   --------      --------
            Total assets                           $351,329      $348,709
                                                   ========      ========


             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Notes payable                                   $  2,661      $  3,088
   Accounts payable                                  38,054        41,536
   Accrued liabilities                               42,556        50,045
   Contracts in progress with progress billings
        exceeding related earned revenues            63,227        77,359
   Income taxes payable                               2,116         2,882

                                                   --------      --------
            Total current liabilities               148,614       174,910
                                                   --------      --------

Long-term debt                                       30,000         5,000
Other non-current liabilities                        63,804        62,199
Minority interest in subsidiaries                     5,141         4,944
                                                   --------      --------
            Total liabilities                       247,559       247,053
                                                   --------      --------

Shareholders' equity
   Common stock, NLG .01 par value; 50,000,000
        authorized shares; 12,517,552 issued in
        1999 and 1998;
        outstanding: 11,284,530 in 1999 and
        11,414,294 in 1998                               74            74
   Additional paid-in capital                        93,552        94,037
   Retained earnings                                 32,400        28,851
   Treasury stock, at cost:  1,233,022 in 1999 and
   1,103,258 in 1998                                (14,000)      (13,144)
   Cumulative translation adjustment                 (8,256)       (8,162)
                                                   --------      --------
            Total shareholders' equity              103,770       101,656
                                                   --------      --------

            Total liabilities and                  --------      --------
              shareholders' equity                 $351,329      $348,709
                                                   ========      ========


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

               CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                        THREE MONTHS
                                                       ENDED MARCH 31,
                                                     1999          1998
Cash flows from operating activities
   Net income                                      $  4,226        $  3,350
   Adjustments to reconcile net income to net
      cash provided by operating activities
        Depreciation and amortization                 4,436           4,467
        Decrease in deferred income taxes              (536)            (76)
        Gain on sale of property and equipment         (546)           (328)
   Change in operating assets and
      liabilities (see below)                       (27,974)         (5,345)
                                                   --------        --------
        Net cash (used in)/provided by
          operating activities                      (20,394)          2,068
                                                   --------        --------

Cash flows from investing activities
   Proceeds from sale of property and equipment         736             873
   Capital expenditures                              (2,884)         (2,143)
                                                   --------        --------
        Net cash used in investing activities        (2,148)         (1,270)
                                                   --------        --------

Cash flows from financing activities
   (Decrease)/increase in notes payable                (427)          1,418
   Net borrowing under Revolving Credit Facility     25,000          13,000
   Purchase of treasury stock                        (2,682)         (3,698)
   Issuance of treasury stock                         1,341               -
   Dividends paid                                      (677)           (736)
                                                   --------        --------
        Net cash provided by financing activities    22,555           9,984
                                                   --------        --------

Increase in cash and cash equivalents                    13          10,782
Cash and cash equivalents, beginning of the year      5,636          10,240
                                                   --------        --------
Cash and cash equivalents, end of the period       $  5,649        $ 21,022
                                                   ========        ========


Change in operating assets and liabilities
   Decrease in receivables, net                    $ 12,937        $ 29,082
   (Increase) in contracts in progress, net         (26,899)        (25,818)
   (Decrease) in accounts payable                    (3,482)           (436)
                                                   --------        --------
        Change in contract capital                  (17,444)          2,828
   (Increase) in other current assets                (3,401)           (465)
   (Decrease)/increase in income taxes payable         (766)            551
   (Decrease) in accrued and other non-current
      liabilities                                    (5,884)         (6,780)
   (Increase) in other                                 (479)         (1,479)
                                                   --------        --------
        Total                                      $(27,974)       $ (5,345)
                                                   ========        ========


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

               CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                 (IN THOUSANDS)


1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for Chicago Bridge & Iron Company N.V. and Subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 1998 Annual Report on Form 10-K of the Company.

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

3.   LONG-TERM DEBT

The weighted average interest rate on $30,000 of borrowings under the Company's revolving credit facility was 5.57% at March 31, 1999.

4.   COMPREHENSIVE INCOME
                                                        Three Months
                                                       Ended March 31,
                                                    1999           1998

Net income                                         $  4,226      $  3,350
Other comprehensive income, net of tax:
   Cumulative translation adjustment                    (94)         (350)
                                                    --------     ---------
Comprehensive income                               $  4,132      $  3,000
                                                   ========      ========

5.   PER SHARE COMPUTATIONS
                                                        Three Months
                                                       Ended March 31,
                                                     1999          1998

Net income - Basic and Diluted                     $  4,226      $  3,350
                                                   ========      ========
Weighted average shares outstanding - Basic          11,363        12,404
    Effect of Restricted Stock Units                    101          -
    Effect of Performance Shares                          9          -
    Effect of Directors Deferred Fee Shares               5          -
                                                   --------      --------
Weighted average shares outstanding - Diluted        11,478        12,404
                                                   ========      ========
Net income per share - Basic and Diluted           $   0.37      $   0.27
                                                   ========      ========


6.   SEGMENT INFORMATION
                                                        Three Months
                                                       Ended March 31,
                                                     1999          1998
Revenues

North America                                      $ 72,648      $ 90,292
Europe, Africa & Middle East                         41,277        41,461
Asia Pacific                                         20,383        30,282
Central & South America                              36,373        27,846
                                                   --------      --------
     Total                                         $170,681      $189,881
                                                   ========      ========

                                                        Three Months
                                                       Ended March 31,
                                                     1999          1998
Income From Operations

North America                                      $  1,945      $  1,945
Europe, Africa & Middle East                          2,850         3,567
Asia Pacific                                            457           183
Central & South America                               1,353          (271)
                                                   --------      --------
     Total                                         $  6,605      $  5,424
                                                   ========      ========


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes.

RESULTS OF OPERATIONS

For the three months ended March 31, 1999, new business taken was a solid $193 million, down slightly from the very strong new business taken of $211 million reported in the year-earlier period. Of the new business taken during the first three months of 1999, 55% was for contracts awarded outside of North America. New contract awards in the quarter included a hydroelectric project in North America and tankage for a marine terminal in Russia on the Black Sea at the terminus of the Caspian pipeline. New business taken increased in North America and in the Asia Pacific (AP) area, due in part to expansion of existing work in Australia and success in winning available work in South East Asia. New business taken declined in the Europe, Africa, Middle East (EAME) area and in the Central and South America (CSA) area, with both regions coming off record new business taken levels in the comparable 1998 period. Backlog at March 31, 1999 increased to $523 million, compared with a $508 million backlog at year-end 1998.

Revenues for the first quarter of 1999 were $170.7 million compared with $189.9 million in the first quarter of 1998. Revenues increased 31% in the CSA area as a result of work being put in place that follows from last year's record level of new business taken. Revenues were comparable in the EAME area, while declining 20% in North America and 33% in the AP area in the first quarter, as both regions began 1999 with a lower backlog compared with the prior year.

Gross profit for the three months ended March 31, 1999 increased 6.6% to $18.0 million, or 10.5% of revenues, compared with $16.9 million, or 8.9% of revenues, in the prior year quarter. Higher realized margins on work in North America and improved results in CSA and AP were the primary factors that bolstered gross profit. The future level of 1999 gross profit is dependent in part upon the volume of work, in particular, the attainment of new business taken targets.

Selling and administrative expenses for the quarter ended March 31, 1999 were $11.9 million or 7.0% of revenues, compared with $11.8 million or 6.2% of revenues in the prior year quarter.

Income from operations for the first quarter of 1999 increased 21.8% to $6.6 million compared with operating income of $5.4 million for the first quarter of 1998. Operating income was favorably impacted by significantly improved results in CSA, which more than offset lower income in the EAME area, which benefited from several large projects in the 1998 period. Operating income as a percent of revenue increased in North America.

Interest expense was $0.6 million for the first three months of 1999 compared with $1.0 million in the comparable period of 1998. The decrease was primarily due to lower debt levels. Long-term debt, which stood at $5 million at year-end 1998, increased during the quarter to a more normal level of $30 million as of March 31, 1999. Cash and cash equivalents at the end of the first quarter were $5.6 million. Interest income consists primarily of interest earned on cash balances at non-U.S. subsidiaries.

For the three months ended March 31, 1999, income tax expense was $1.9 million, or an effective income tax rate of 30%, compared with income tax expense of $1.3 million or an effective income tax rate of 28%, in the prior year quarter. Income tax expense increased in the first quarter of 1999 due to increased income and an anticipated higher effective tax rate.

Net income for the three months ended March 31, 1999 increased 26% to $4.2 million or $0.37 per share, compared with net income of $3.4 million or $0.27 per share for the same period in 1998.


FINANCIAL CONDITION

For the three months ended March 31, 1999, the Company used cash from operations of $20.4 million, primarily due to the timing of cash flows on contracts. The Company continues to carefully scrutinize capital expenditures and held first quarter capital spending to $2.9 million.

On May 12, 1999 the shareholders granted authority to the Management Board of the Company for the repurchase of up to 30% of the Company's current issued share capital through November 12, 2000. These repurchases may take place in the open market, through privately negotiated transactions, equity forward purchases, or by means of a self-tender offer or offers. The Company will evaluate any repurchase method based on current market prices for the common stock and its liquidity needs.

The Company continues to be impacted by the Tuban project in Indonesia, where work remains suspended. At March 31, 1999, the Company's backlog related to this project was approximately $50 million and the Company and its affiliates had approximately $35 million of net receivables outstanding. Similar to other major contractors involved in the project, the Company has received approval to redeploy certain material purchased for this project in order to reduce its costs. While the Company believes the Tuban project is viable, it is expected that permanent financing for the project will not be secured until the political and economic situation in Indonesia improves, which is not expected to occur until after the elections in June 1999 at the earliest. The Company believes work on the Tuban project ultimately will resume, but, no assurances can be given that this will happen, or even though the project resumes, that it will not have an adverse impact on the Company.

Management anticipates that by utilizing cash generated from operations and funds provided under the Revolving Credit Facility, the Company will be able to meet its working capital and capital expenditure needs for at least the next 24 months.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company seeks to minimize the risks from foreign currency exchange rate fluctuations through its regular operating and financing activities and, when deemed appropriate, through its limited use of foreign currency forward contracts. The Company's exposure to changes in foreign currency exchange rates arises from receivables, payables and firm commitments from international transactions, as well as intercompany loans utilized to finance non-U.S. subsidiaries. The Company does not use financial instruments for trading or speculative purposes.

Although the Company does not engage in currency speculation, it periodically uses forward contracts to hedge foreign currency transactions. Gains or losses are included in income. At March 31, 1999 and December 31, 1998 the Company had foreign currency exchange contracts of less than one year duration. Outstanding foreign currency exchange contracts to purchase Canadian dollars represented $7,830 and $10,034 and foreign currency exchange contracts to sell British pounds represented $2,819 and $2,909 at March 31, 1999 and December 31, 1998, respectively. The Company also had $1,800 and $2,400 of foreign currency exchange contracts to sell Singapore Dollars at March 31, 1999 and December 31, 1998, respectively and had $298 of foreign currency exchange contracts to sell Dutch Guilders at March 31, 1999.


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

Assessment has been completed on all of the Company's worldwide IT systems. As of March 31, 1999, 78% of the Remediation phase for the Company's IT systems was completed. The Remediation phase for all critical areas is scheduled to be completed by August 1999.

Assessment of North American non-IT systems is complete, and the Remediation phase continues and is scheduled for completion by the end of August 1999. Non-IT systems include building and mechanical systems (such as telecommunication systems, HVAC and security systems) and fabrication and field construction equipment. Assessment of non-IT systems outside North America continues on building and mechanical systems with completion scheduled by the end of June 1999. The Remediation phase is scheduled to be completed by August 1999. The Company's assessment and remediation of its fabrication and field construction equipment throughout the world has been completed.

The Company has identified key material suppliers and service providers ("suppliers"), and has initiated discussions and mailed correspondence to these suppliers to survey their state of readiness on Year 2000 issues. Completion of this assessment is dependent upon their cooperation. Responses have been received from 97% of the North American inquiries and 93% of the non-North American inquiries. The Company continues to work to get responses from suppliers. At this point, it is not possible to forecast whether there will be any significant disruption due to supplier failure to remediate their own Year 2000 issues. The Company, as part of the Remediation phase, has formulated its contingency plan. This plan includes the Company's continuous communication with suppliers to assure that they are able to continue to perform without disruption. Due to the continual change of geographic location and type of projects on which the Company is executing work, the Company is familiar with reassessing and reestablishing its supplier chain through the use of alternative sourcing of materials and services to meet its business needs.

The Company estimates that the cost to remediate its Year 2000 issues is $2.3 million, of which 51% was incurred through March 31, 1999. Approximately $0.5 million of the total cost will be capitalized for the accelerated purchase of desktop hardware. The cost estimate excludes the direct costs of the ongoing J.D. Edwards implementation (which is a Year 2000 compliant system), the costs of which are being capitalized. The decision to implement this new information system was made independent of the Company's Year 2000 compliance efforts. A portion of the J.D. Edwards system implementation will enable the Company to meet its Year 2000 remediation need and is scheduled to be completed by August 31, 1999. Over the next several years the Company will continue to integrate its other software systems into J.D. Edwards in order to fully utilize the systems capabilities.

The Company has targeted internal compliance with Year 2000 issues for all critical areas, excluding the ongoing J.D. Edwards implementation, by the second quarter of 1999. The Company believes that the current efforts to address and resolve the issues associated with Year 2000 are adequate. However, the Company cannot guarantee that all Year 2000 issues will be anticipated and corrected, and there can be no assurance that the systems of any third party on which the Company's systems and operations rely will be timely converted. It is too soon to determine whether the Company will experience disruption to transportation, communication, electric power or other infrastructure systems due to Year 2000 issues that affect the public infrastructure in the locations where it executes projects. The inability of the Company, its suppliers or the public infrastructure to effectuate solutions to their respective Year 2000 issues on a timely and cost effective basis may have a material adverse effect on the Company.

Because of the uncertainties the Company faces with regard to Year 2000 issues, it is developing contingency plans to provide for continuation of its critical operations in spite of possible Year 2000 disruptions. Development of contingency plans is expected to be complete by the end of second quarter 1999. If the Company is unsuccessful in implementing the J.D. Edwards system at remaining locations by the Year 2000, the cost of implementing the J.D. Edwards contingency plan would not be material to the Company.

This discussion and analysis contains certain forward-looking statements that involve a number of risks and uncertainties. Actual events or results may differ materially from the Company's expectations. In addition to matters described herein, including the Tuban project and Year 2000 issues, the uncertain timing of awards and contracts, operating risks, risks associated with fixed price contracts, risks associated with percentage of completion accounting, fluctuating revenues and cash flow, dependence on the petroleum and petrochemical industries, and competitive conditions, as well as risk factors listed from time to time in the Company's reports filed with the Securities and Exchange Commission (including, but not limited to its Registration Statement on Form S-1 [File No.333-18065], as amended), may affect the actual results achieved by the Company.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in the legal proceedings as described in Note 7 of the Notes to Consolidated Financial Statements submitted with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Item 4. Submission of Matters to a Vote of Security Holders

        (a) The Annual Meeting of Shareholders of Chicago Bridge & Iron Company N.V. was held on May 12, 1999. The following matters were voted upon and adopted at the meeting:

           (i) Reelection of J. Charles Jennett, Gary L. Neale and Marsha C. Williams as members of the Board of Supervisory Directors until the Annual Meeting of Shareholders in 2002, and until their successors are duly elected and qualified.
               Nominees - J. Charles Jennett  Gary L. Neale  Marsha C. Williams
                For                7,597,161    7,598,161        7,598,161
                Against                2,265        1,265            1,265
                Abstain                4,420        4,420            4,420

           (ii) The authorization to prepare the annual accounts and report in the English language and the adoption of the Dutch Statutory Annual Accounts of the Company for the fiscal year ended December 31, 1998.
                For                7,596,670
                Against                3,201
                Abstain                4,075

           (iii) The approval of distribution of profits for fiscal year ended December 31, 1998 in the amount of US$0.24 per share of common stock previously paid as common dividends.
                For                7,597,490
                Against                3,976
                Abstain                2,480

           (iv) The approval to cancel shares held by the Company in its own share capital.
                For                7,541,870
                Against                8,175
                Abstain               53,801

           (v) The approval to extend the authority of the Management Board to repurchase up to 30% of the outstanding share capital of the Company until November 12, 2000.
                For                7,548,095
                Against                3,661
                Abstain               52,090

           (vi) The approval to cancel shares to be acquired by the Company in its own share capital.
                For                7,515,289
                Against               12,846
                Abstain               55,711

           (vii) The amendment of the Articles of Association to decrease the authorized capital of the Company.
                For                7,537,363
                Against               11,444
                Abstain               55,039

           (viii) The approval to extend the authority of the Supervisory Board to issue and/or grant rights on (including options to purchase) common stock of the Company until May 12, 2004.
                For                7,468,218
                Against               80,998
                Abstain               54,630

           (ix) The approval to extend the authority of the Supervisory Board to limit or exclude the preemptive rights of the holders of the common stock of the Company until May 12, 2004.
                For                7,516,903
                Against               32,928
                Abstain               54,015

           (x) The adoption of the Chicago Bridge & Iron 1999 Long Term-Incentive Plan.
                For                7,453,228
                Against               79,988
                Abstain               52,630

           (xi)   The adoption of the Incentive Compensation program.
                For                7,468,147
                Against               80,957
                Abstain               54,742

           (xii) The appointment of Arthur Anderson as the Company's independent public auditors for the fiscal year ending December 31, 1999.
                For                7,590,962
                Against               12,104
                Abstain                  780

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  10.18    The Chicago Bridge & Iron 1999 Long-Term Incentive
                           Plan

                  10.19    The Company's Incentive Compensation Program

                  27.      Financial Data Schedule

         (b)      Reports on Form 8-K
                  The Company did not file a current report on Form 8-K during the three months ended March 31, 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        Chicago Bridge & Iron Company N.V.



                                        /s/ Timothy J. Wiggins
                                        -----------------------------------
                                        By: Chicago Bridge & Iron Company B.V.
                                        Its: Managing Director
                                        Timothy J. Wiggins
                                        Managing Director
                                        (Principal Financial Officer)





Date:  May 14, 1999