Form 10-Q
period 1999-06-30
CHICAGO BRIDGE & IRON CO N V
filed 1999-08-13
CIK 1027884

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended June 30, 1999

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

The number of shares outstanding of a single class of common stock as of June 30, 1999 - 11,275,734

               CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION


                                                                                            Page
                                                                                            ----
                  Consolidated Financial Statements
                           Statements of Income
                           Three and Six Months Ended June 30, 1999 and 1998                     3

                           Balance Sheets
                           June 30, 1999 and December 31, 1998                                   4

                           Statements of Cash Flows
                           Six Months Ended June 30, 1999 and 1998                               5

                           Notes to Consolidated Financial Statements                        6 - 8

                           Management's Discussion and Analysis of
                           Results of Operations and Financial Condition                    9 - 13


PART II. OTHER INFORMATION                                                                      13



SIGNATURE PAGE                                                                                  14

               CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                    THREE MONTHS               SIX MONTHS
                                                   ENDED JUNE 30,            ENDED JUNE 30,
                                                  1999         1998         1999         1998
Revenues                                       $ 181,202    $ 181,808    $ 351,883    $ 371,689

Cost of revenues                                 162,329      164,270      315,008      337,263
                                               ---------    ---------    ---------    ---------
   Gross profit                                   18,873       17,538       36,875       34,426

Selling and administrative expenses               11,927       11,963       23,870       23,755
Other operating income, net                         (505)        (336)      (1,051)        (664)
                                               ---------    ---------    ---------    ---------
   Income from operations                          7,451        5,911       14,056       11,335

Interest expense                                    (774)        (956)      (1,330)      (1,949)
Interest income                                      195          529          463          759
                                               ---------    ---------    ---------    ---------
   Income before taxes and minority interest       6,872        5,484       13,189       10,145

Income tax expense                                (2,062)      (1,536)      (3,957)      (2,841)
                                               ---------    ---------    ---------    ---------
   Income before minority interest                 4,810        3,948        9,232        7,304

Minority interest in (income) loss                  (444)         (21)        (640)         (27)
                                               ---------    ---------    ---------    ---------
   Net income                                  $   4,366    $   3,927    $   8,592    $   7,277
                                               =========    =========    =========    =========


Net income per share
        Basic                                  $    0.39    $    0.32    $    0.76    $    0.59
        Diluted                                $    0.38    $    0.32    $    0.75    $    0.59

Weighted average shares outstanding
        Basic                                     11,296       12,284       11,329       12,344
        Diluted                                   11,409       12,284       11,445       12,344

Dividends on shares
   Amount                                      $     677    $     737    $   1,354    $   1,473
   Per share                                   $    0.06    $    0.06    $    0.12    $    0.12


           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

               CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                          JUNE 30,    DECEMBER 31,
                               ASSETS                                        1999         1998
Current assets
     Cash and cash equivalents                                           $   8,390    $   5,636
     Accounts receivable, net of allowance for doubtful
          accounts of $2,042 in 1999 and $2,050 in 1998                    136,105      143,911
     Contracts in progress with earned revenues
          exceeding related progress billings                               56,306       51,953
     Other current assets                                                    6,551        6,760
                                                                         ---------    ---------
               Total current assets                                        207,352      208,260
                                                                         ---------    ---------

Property and equipment                                                     108,166      110,481
Goodwill                                                                    17,807       18,051
Other non-current assets                                                    11,948       11,917
                                                                         ---------    ---------
               Total assets                                              $ 345,273    $ 348,709
                                                                         =========    =========


                LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Notes payable                                                       $   1,147    $   3,088
     Accounts payable                                                       37,622       41,536
     Accrued liabilities                                                    47,036       50,045
     Contracts in progress with progress billings
          exceeding related earned revenues                                 59,858       77,359
     Income taxes payable                                                      231        2,882
                                                                         ---------    ---------
               Total current liabilities                                   145,894      174,910
                                                                         ---------    ---------

Long-term debt                                                              26,000        5,000
Other non-current liabilities                                               63,134       62,199
Minority interest in subsidiaries                                            5,587        4,944
                                                                         ---------    ---------
               Total liabilities                                           240,615      247,053
                                                                         ---------    ---------

Shareholders' equity
     Common stock, NLG .01 par value;
          authorized: 35,000,000 in 1999 and 50,000,000 in 1998;
          12,517,552 issued in 1999 and 1998;
          outstanding: 11,275,734 in 1999 and 11,414,294 in 1998                74           74
     Additional paid-in capital                                             89,638       94,037
     Retained earnings                                                      36,089       28,851
     Treasury stock, at cost:  1,241,818 in 1999 and 1,103,258 in 1998     (14,031)     (13,144)
     Cumulative translation adjustment                                      (7,112)      (8,162)
                                                                         ---------    ---------
               Total shareholders' equity                                  104,658      101,656
                                                                         ---------    ---------

                                                                         ---------    ---------
               Total liabilities and shareholders' equity                $ 345,273    $ 348,709
                                                                         =========    =========



           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

               CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                         SIX MONTHS
                                                                       ENDED JUNE 30,
                                                                      1999        1998
Cash flows from operating activities
      Net income                                                    $  8,592    $  7,277
      Adjustments to reconcile net income to net cash provided by operating activities
           Depreciation and amortization                               8,811       8,942
           (Decrease)/increase in deferred income taxes                 (928)      1,467
           Gain on sale of property and equipment                     (1,051)       (664)
      Change in operating assets and liabilities (see below)         (23,657)      2,981
                                                                    --------    --------
           Net cash (used in)/provided by operating activities        (8,233)     20,003
                                                                    --------    --------

Cash flows from investing activities
      Proceeds from sale of property and equipment                     1,637       1,498
      Capital expenditures                                            (6,496)     (6,335)
                                                                    --------    --------
           Net cash used in investing activities                      (4,859)     (4,837)
                                                                    --------    --------

Cash flows from financing activities
      (Decrease)/increase in notes payable                            (1,941)      1,581
      Net borrowing/(repayment) under Revolving Credit Facility       21,000      (5,000)
      Purchase of treasury stock                                      (3,138)     (3,698)
      Issuance of treasury stock                                       1,279         234
      Dividends paid                                                  (1,354)     (1,473)
                                                                    --------    --------
           Net cash provided by/(used in) financing activities        15,846      (8,356)
                                                                    --------    --------

Increase in cash and cash equivalents                                  2,754       6,810
Cash and cash equivalents, beginning of the year                       5,636      10,240
                                                                    --------    --------
Cash and cash equivalents, end of the period                        $  8,390    $ 17,050
                                                                    ========    ========


Change in operating assets and liabilities
      Decrease in receivables, net                                  $  7,806    $  6,569
      (Increase)/decrease in contracts in progress, net              (21,854)      9,699
      (Decrease) in accounts payable                                  (3,914)     (1,822)
                                                                    --------    --------
           Change in contract capital                                (17,962)     14,446
      Decrease/(increase) in other current assets                        459      (2,344)
      (Decrease) in income taxes payable                              (2,651)     (3,868)
      (Decrease) in accrued and other non-current liabilities         (6,169)     (3,213)
      Decrease/(increase) in other                                     2,666      (2,040)
                                                                    --------    --------
           Total                                                    $(23,657)   $  2,981
                                                                    ========    ========


          The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

               CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                 (IN THOUSANDS)


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

2.   SIGNIFICANT ACCOUNTING POLICIES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires all derivative instruments be recorded on the balance sheet at their fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company has not yet determined the impact that the adoption of SFAS 133 will have on its earnings or statement of financial position. However, the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on its results of operations or its financial position.

3.   LONG-TERM DEBT

The weighted average interest rate on $26,000 of borrowings under the Company's revolving credit facility was 5.63% at June 30, 1999.

4.   COMPREHENSIVE INCOME


                                                                   Three Months                 Six Months
                                                                  Ended June 30,              Ended June 30,
                                                               1999           1998          1999           1998
Net income                                                     $4,366        $3,927        $8,592         $7,277
Other comprehensive income, net of tax:
   Cumulative translation adjustment                            1,144        (1,845)        1,050         (2,195)
                                                               ------        ------        ------         ------
Comprehensive income                                           $5,510        $2,082        $9,642         $5,082
                                                               ======        ======        ======         ======

5.   PER SHARE COMPUTATIONS


                                                            Three Months                  Six Months
                                                           Ended June 30,               Ended June 30,
                                                         1999           1998          1999           1998
Net income - Basic and Diluted                          $ 4,366        $3,927        $8,592         $7,277
                                                        =======        ======        ======         ======

Weighted average shares outstanding - Basic              11,296        12,284        11,329         12,344
    Effect of Restricted Stock Units                        105             -           104              -
    Effect of Directors Deferred Fee Shares                   7             -             6              -
    Effect of Performance Share Units                         -             -             5              -
    Effect of Stock Options                                   1             -             1              -
                                                        -------        ------        ------         ------
Weighted average shares outstanding - Diluted            11,409        12,284        11,445         12,344
                                                        =======        ======        ======         ======

Net income per share - Basic                            $  0.39         $0.32         $0.76          $0.59
                                                        =======        ======        ======         ======
Net income per share - Diluted                          $  0.38         $0.32         $0.75          $0.59
                                                        =======        ======        ======         ======


6. COMMON STOCK

The Company entered into an equity forward purchase contract in the second quarter of 1999. During the second quarter, the Company agreed to purchase 349,100 shares under this arrangement at a net cost of $4,122 to be settled on August 17, 1999. This transaction is reflected in the Company's June 30, 1999 consolidated balance sheet in accrued liabilities and additional paid-in capital.

7.   SEGMENT INFORMATION


                                                                  Three Months                 Six Months
                                                                 Ended June 30,              Ended June 30,
                                                               1999          1998         1999           1998
Revenues
North America                                                $ 82,443      $ 72,288     $ 155,091       $162,580
Europe, Africa & Middle East                                   34,237        57,326        75,514         98,787
Asia Pacific                                                   22,109        33,626        42,492         63,908
Central & South America                                        42,413        18,568        78,786         46,414
                                                             --------      --------     ---------       --------
     Total                                                   $181,202      $181,808      $351,883       $371,689
                                                             ========      ========      ========       ========


                                                                   Three Months                  Six Months
                                                                  Ended June 30,               Ended June 30,
                                                               1999           1998          1999           1998
Income From Operations
North America                                                 $ 2,352       $ 2,973       $ 4,297        $ 4,918
Europe, Africa & Middle East                                      819         6,586         3,669         10,153
Asia Pacific                                                      806           913         1,263          1,096
Central & South America                                         3,474        (4,561)        4,827         (4,832)
                                                              -------       -------       -------        -------
     Total                                                    $ 7,451       $ 5,911       $14,056        $11,335
                                                              =======       =======       =======        =======


8. SUBSEQUENT EVENT

At the Annual Meeting of Shareholders held on May 12, 1999, the shareholders authorized the Company to cancel shares held by the Company in its own share capital. On July 28, 1999, the 1,221,865 shares owned by the Company were cancelled.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes.

RESULTS OF OPERATIONS

For the three months ended June 30, 1999, new business taken was $202 million compared with $204 million in the year-earlier period. More than 65% of the new business taken during the quarter was for contracts awarded outside North America. New contract awards in the quarter included a large low temperature tank and several large tankage projects in the Europe, Africa, Middle East
(EAME) area, including the Company's first significant project in Egypt in nearly a decade. During the quarter, new business taken increased 56% in the EAME area and 25% in North America, but declined 59% in the Asia Pacific (AP) area and 61% in the Central and South America (CSA) area. For the six months ended June 30, 1999, new business taken was $395 million compared with $415 million in the first half of 1998. Backlog at June 30, 1999 stood at $534 million, compared with a $508 million backlog at year-end 1998.

Revenues for the second quarter of 1999 were $181.2 million compared with $181.8 million in the second quarter of 1998. Revenues increased in North America and in the CSA area as a result of work being put in place that follows from last year's record level of new business taken. The EAME area and the AP area reported lower revenues in the second quarter, as EAME benefited from particularly strong revenues in the comparable 1998 period. It is common for the Company to experience such shifts of revenue among geographic regions given the changing mix of projects worldwide. Revenues for the first six months of 1999 were $351.9 million compared with $371.7 million for the first half of 1998. Revenues for the second half of 1999 may be lower than the first half due to the level and timing of customer releases of new business.

Gross profit for the three months ended June 30, 1999 increased 8% to $18.9 million, or 10.4% of revenues, compared with $17.5 million, or 9.6% of revenues, in the prior year quarter. The improvement was due primarily to significantly better results in the CSA area. Continued improvements in project execution have contributed to better overall operating results. Gross profit for the first half of 1999 was $36.9 million, or 10.5% of revenues, compared with $34.4 million, or 9.3% of revenues, for the first six months of 1998. The future level of 1999 gross profit is dependent in part upon the volume of work, in particular, the pace at which new project awards are converted to revenues.

Selling and administrative expenses for the quarter ended June 30, 1999 were $11.9 million or 6.6% of revenues, matching the prior year quarter. In the first half of 1999, selling and administrative expenses of $23.9 million matched the level for the comparable 1998 period.

Other operating income for the quarter ended June 30, 1999 was $0.5 million compared with $0.3 million for the second quarter of 1998 and consisted of gains on the sale of property and equipment around the world. The Company anticipates similar gains in the foreseeable future, as it continues to evaluate and sell underutilized and older assets.

Income from operations for the second quarter of 1999 increased 26% to $7.5 million compared with operating income of $5.9 million for the second quarter of 1998. Operating income was favorably impacted by significantly improved results in CSA, which more than offset lower income in EAME and North America, both of which benefited from several large projects in the 1998 period. Income from operations for the first six months of 1999 was $14.1 million compared with $11.3 million in the first half of 1998.

Interest expense was $0.8 million for the second quarter of 1999 compared with $1.0 million in the comparable period of 1998. The decrease was primarily due to lower debt levels. Long-term debt stood at $26 million as of June 30, 1999, down from $30 million at the end of the first quarter but up from an unusually low level of $5 million at year end 1998. Cash and cash equivalents at the end of the second quarter were $8.4 million. Interest income consisted primarily of interest earned on cash balances at non-U.S. subsidiaries.

For the six months ended June 30, 1999, income tax expense was $4.0 million, or an effective income tax rate of 30%, compared with income tax expense of $2.8 million, or an effective income tax rate of 28%, in the comparable period of the prior year. The increase in the effective tax rate is the result of the geographic mix of taxable income.

Net income for the three months ended June 30, 1999 was $4.4 million or $0.38 per diluted share, a 19% increase, compared with net income of $3.9 million or $0.32 per diluted share for the same period in 1998. Net income for the first six months of 1999 was $8.6 million or $0.75 per diluted share, a 27% increase, compared with net income of $7.3 million or $0.59 per diluted share for the first half of 1998.



FINANCIAL CONDITION

For the three months ended June 30, 1999, the Company generated cash from operations of $12.2 million, reducing cash used from operations to $8.2 million for the first half of 1999. Capital expenditures were $3.6 million during the quarter, bringing the year-to-date total to $6.5 million.

The Company continues to be impacted by the Tuban project in Indonesia, where work remains suspended. At June 30, 1999, the Company's backlog related to this project was approximately $50 million and the Company and its affiliates had approximately $35 million of net receivables outstanding. Similar to other major contractors involved in the project, the Company has received approval to redeploy certain material purchased for this project in order to reduce its costs. The Company believes that permanent financing for the project will not be secured until the political and economic situation in Indonesia improves. While the Company believes the project is viable and work will ultimately resume, no assurances can be given that this will happen, or even though the project resumes, that it will not have an adverse impact on the Company.

Management anticipates that by using cash generated from operations and funds provided under the Revolving Credit Facility, the Company will be able to meet its working capital and capital expenditure needs for at least the next 24 months.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company seeks to minimize the risks from currency exchange rate fluctuations through regular operating and financing activities and, when deemed appropriate, through its limited use of currency forward contracts. The Company's exposure to changes in currency exchange rates arises from receivables, payables and firm commitments from international transactions, as well as intercompany loans used to finance non-U.S. subsidiaries. The Company does not use financial instruments for trading or speculative purposes.

Although the Company does not engage in currency speculation, it periodically uses forward contracts to hedge currency transactions. Gains or losses are included in income. At June 30, 1999 and December 31, 1998 the Company had currency exchange contracts of less than one year duration. Outstanding currency exchange contracts to purchase Canadian dollars represented $609 and $10,034 and currency exchange contracts to sell British pounds represented $882 and $2,909 at June 30, 1999 and December 31, 1998, respectively. The Company also had $1,400 and $2,400 of currency exchange contracts to sell Singapore Dollars at June 30, 1999 and December 31, 1998, respectively and had $1,127 of currency exchange contracts to sell Dutch Guilders at June 30, 1999.

YEAR 2000

The Company continues to execute its plan to address the effect of Year 2000 issues on its worldwide businesses. The plan consists of two primary phases:
Assessment (consisting of identification, business criticality ranking and impact analysis, and remediation planning) and Remediation (consisting of repair, testing, implementation, certification and contingency plans). This plan involves representatives of the Company from all operational and geographical areas and encompasses information technology (IT) systems, embedded (non-IT) systems and suppliers. The Year 2000 team reports to senior management and the Audit Committee of the Supervisory Board on a quarterly basis.

Assessment has been completed on all of the Company's worldwide IT systems. The Remediation phase for all critical areas remains on schedule and is expected to be completed by the end of August 1999. Additional final testing and certification of certain systems and the customizing of contingency plans is scheduled to be completed by the end of September 1999.

Assessment of North American non-IT systems is complete, and the Remediation phase continues and is scheduled for completion by the end of August 1999. Non-IT systems include building and mechanical systems (such as telecommunication systems, HVAC and security systems) and fabrication and field construction equipment. Assessment of non-IT systems outside North America on building and mechanical systems in facilities currently used by the Company was completed in June 1999 and the Remediation phase is scheduled to be completed by the end of August 1999. The Company's assessment and remediation of its fabrication and field construction equipment throughout the world has been completed.

Due to the continual change of geographic location and type of projects on which the Company is executing work, the Company is familiar with reassessing and reestablishing its supplier chain through the use of alternative sourcing of materials and services to meet its business needs.

The Company has identified key material suppliers and service providers ("suppliers"), and has initiated discussions and mailed correspondence to these suppliers to survey their state of readiness on Year 2000 issues. Completion of this assessment is dependent upon their cooperation. Responses have been received from 98% of the North American inquiries and 94% of the non-North American inquiries. The Company continues to work to get responses from suppliers. At this point, it is not possible to predict whether there will be any significant disruption due to supplier failure to remediate their own Year 2000 issues. The Company, as part of the Remediation phase, has formulated its contingency plan. This plan includes the Company's continuous communication with suppliers to assure that they are able to continue to perform without disruption.

The Company estimates that the cost to remediate its Year 2000 issues is $2.0 million ($1.7 million expense and $0.3 million capitalized for the accelerated purchase of desktop hardware). As of June 30, 1999, $1.2 million had been expensed and $0.2 million had been capitalized. The cost estimate excludes the direct costs of the ongoing J.D. Edwards implementation (which is a Year 2000 compliant system), the costs of which are being capitalized. The decision to implement this new information system was made independent of the Company's Year 2000 compliance efforts. A portion of the J.D. Edwards system implementation will enable the Company to meet its Year 2000 remediation need and is scheduled to be completed by August 31, 1999. Over the next several years the Company will continue to integrate its other software systems into J.D. Edwards in order to fully utilize the system's capabilities.

The Company has performed Year 2000 remediation audits of its systems on a global basis and are scheduled to be completed by the end of October 1999. No critical issues have been identified during these audits. The Company believes that the current efforts to address and resolve the issues associated with Year 2000 are adequate. However, the Company cannot guarantee that all Year 2000 issues will be anticipated and corrected, and there can be no assurance that the systems of any third party on which the Company's systems and operations rely will be timely converted. It is too soon to determine whether the Company will experience disruption to transportation, communication, electric power or other infrastructure systems due to Year 2000 issues that affect the public infrastructure in the locations where it executes projects. The inability of the Company, its suppliers or the public infrastructure to effectuate solutions to their respective Year 2000 issues on a timely and cost effective basis may have a material adverse effect on the Company.

Because of the uncertainties the Company faces with regard to Year 2000 issues, it has developed contingency plans to provide for continuation of its critical operations in spite of possible Year 2000 disruptions. Contingency plans for the Company's specific global locations are being customized to address the severity levels of Year 2000 issues that may be encountered. Completion of these plans is expected by the end of September 1999. If the Company is unsuccessful in implementing the J.D. Edwards system at remaining locations by the Year 2000, the cost of implementing the J.D. Edwards contingency plan would not be material to the Company.

This discussion and analysis contains certain forward-looking statements that involve a number of risks and uncertainties. Actual events or results may differ materially from the Company's expectations. In addition to matters described herein, including the Tuban project and Year 2000 issues, the uncertain timing of awards and contracts, project cancellation risks, operating risks, risks associated with fixed price contracts, risks associated with percentage of completion accounting, fluctuating revenues and cash flow, dependence on the petroleum and petrochemical industries, and competitive conditions, as well as risk factors listed from time to time in the Company's reports filed with the Securities and Exchange Commission (including, but not limited to its Registration Statement on Form S-1 [File No.333-18065], as amended), may affect the actual results achieved by the Company.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material developments in the legal proceedings as described in Note 7 of the Notes to Consolidated Financial Statements submitted with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 3 Amended Articles of Association of the Company (English translation)

                 10.9 Form of Amended Termination Agreements between the Company and Certain Executive Officers

                 10.20    The Company's Equity Forward Purchase Contract

                 27       Financial Data Schedule

         (b)     Reports on Form 8-K
                 The Company did not file a current report on Form 8-K during the three months ended June 30, 1999.

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



Date:  August 13, 1999