Form 10-Q
period 1999-09-30
CHICAGO BRIDGE & IRON CO N V
filed 1999-11-12
CIK 1027884

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended September 30, 1999

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
    The number of shares outstanding of a single class of common stock as of September 30, 1999 - 10,435,144

               CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION
                                                                           Page
                                                                           ----
         Consolidated Financial Statements
             Statements of Income
             Three and Nine Months Ended September 30, 1999 and 1998         3

             Balance Sheets
             September 30, 1999 and December 31, 1998                        4

             Statements of Cash Flows
             Nine Months Ended September 30, 1999 and 1998                   5

             Notes to Consolidated Financial Statements                  6 - 8

             Management's Discussion and Analysis of
             Results of Operations and Financial Condition              9 - 13


PART II. OTHER INFORMATION                                                  13



SIGNATURE PAGE                                                              14

              CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           THREE MONTHS                     NINE MONTHS
                                                        ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                        1999           1998             1999           1998
Revenues                                              $157,195       $204,965         $509,078       $576,654

Cost of revenues                                       139,189        186,835          454,197        524,098
                                                      --------       --------         --------       --------

   Gross profit                                         18,006         18,130           54,881         52,556

Selling and administrative expenses                     11,870         11,589           35,740         35,344
Other operating income, net                             (1,170)            21           (2,221)          (643)
                                                      --------       --------         --------       --------
   Income from operations                                7,306          6,520           21,362         17,855

Interest expense                                          (827)          (857)          (2,157)        (2,806)
Interest income                                            101            473              564          1,232
                                                      --------       --------         --------       --------
   Income before taxes and minority interest             6,580          6,136           19,769         16,281

Income tax expense                                      (1,578)        (1,717)          (5,535)        (4,558)
                                                      --------       --------         --------       --------
   Income before minority interest                       5,002          4,419           14,234         11,723

Minority interest in (income) loss                        (299)           219             (939)           192
                                                      --------       --------         --------       --------
   Net income                                         $  4,703       $  4,638         $ 13,295       $ 11,915
                                                      ========       ========         ========       ========


Net income per share
        Basic                                           $ 0.43         $ 0.38           $ 1.19         $ 0.97
        Diluted                                         $ 0.42         $ 0.38           $ 1.17         $ 0.97

Weighted average shares outstanding
        Basic                                           10,938         12,258           11,197         12,315
        Diluted                                         11,139         12,282           11,339         12,323

Dividends on shares
   Amount                                                 $636           $738           $1,990         $2,211
   Per share                                            $ 0.06         $ 0.06           $ 0.18         $ 0.18


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

              CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     SEPTEMBER 30,    DECEMBER 31,
                         ASSETS                                         1999              1998
Current assets
     Cash and cash equivalents                                         $   6,661        $   5,636
     Accounts receivable, net of allowance for doubtful
          accounts of $1,835 in 1999 and $2,050 in 1998                  142,167          143,911
     Contracts in progress with earned revenues
          exceeding related progress billings                             50,883           51,953
     Other current assets                                                  8,525            6,760
                                                                       ---------        ---------
                Total current assets                                     208,236          208,260
                                                                       ---------        ----------

Property and equipment                                                   106,073          110,481
Goodwill                                                                  18,058           18,051
Other non-current assets                                                  12,380           11,917
                                                                      ----------       ----------

                Total assets                                          $  344,747       $  348,709
                                                                      ==========       ==========


          LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Notes payable                                                    $    9,223       $    3,088
     Accounts payable                                                     33,210           41,536
     Accrued liabilities                                                  45,354           50,045
     Contracts in progress with progress billings
          exceeding related earned revenues                               55,567           77,359
     Income taxes payable                                                  1,362            2,882
                                                                      ----------       ----------
                Total current liabilities                                144,716          174,910
                                                                      ----------       ----------

Long-term debt                                                            31,000            5,000
Other non-current liabilities                                             63,235           62,199
Minority interest in subsidiaries                                          4,622            4,944
                                                                      ----------       ----------
                Total liabilities                                        243,573          247,053
                                                                      ----------       ----------

Shareholders' equity
     Common stock, NLG .01 par value;
          authorized: 35,000,000 in 1999 and 50,000,000 in 1998;
          issued: 11,295,687 in 1999 and 12,517,552 in 1998;
          outstanding: 10,435,144 in 1999 and 11,414,294 in 1998              67               74
     Additional paid-in capital                                           92,861           94,037
     Retained earnings                                                    40,156           28,851
     Stock held in Trust                                                 (12,700)               -
     Treasury stock, at cost:  860,543 in 1999 and 1,103,258 in 1998     (11,610)         (13,144)
     Cumulative translation adjustment                                    (7,600)          (8,162)
                                                                      ----------       ----------

               Total shareholders' equity                                101,174          101,656
                                                                      ----------       ----------
                                                                      ----------       ----------
               Total liabilities and shareholders' equity             $  344,747       $  348,709
                                                                      ==========       ==========


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

              CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             NINE MONTHS
                                                                          ENDED SEPTEMBER 30,
                                                                           1999        1998
Cash flows from operating activities
    Net income                                                           $ 13,295     $ 11,915
    Adjustments to reconcile net income to net cash provided by operating activities
          Depreciation and amortization                                    13,127       13,248
          (Decrease)/increase in deferred income taxes                       (928)       1,041
          Gain on sale of property and equipment                           (1,946)        (643)
    Change in operating assets and liabilities (see below)                (33,393)       6,332
                                                                         --------     --------
          Net cash (used in)/provided by operating activities              (9,845)      31,893
                                                                         --------     --------

Cash flows from investing activities
    Proceeds from sale of property and equipment                            4,464        6,798
    Capital expenditures                                                  (10,175)      (8,216)
                                                                         --------     --------
          Net cash used in investing activities                            (5,711)      (1,418)
                                                                         --------     --------

Cash flows from financing activities
    Increase in notes payable                                               6,135        1,382
    Net borrowing/(repayment) under Revolving Credit Facility              26,000      (17,000)
    Purchase of treasury stock                                            (15,085)     (10,860)
    Issuance of treasury stock                                              1,521          448
    Dividends paid                                                         (1,990)      (2,211)
                                                                         --------     --------
          Net cash provided by/(used in) financing activities              16,581      (28,241)
                                                                         --------     --------

Increase in cash and cash equivalents                                       1,025        2,234
Cash and cash equivalents, beginning of the year                            5,636       10,240
                                                                         --------     --------
Cash and cash equivalents, end of the period                             $  6,661     $ 12,474
                                                                         ========     ========

Change in operating assets and liabilities
    Decrease in receivables, net                                         $  1,744     $  1,355
    (Increase)/decrease in contracts in progress, net                     (20,722)      12,404
    (Decrease) in accounts payable                                         (8,326)      (6,469)
                                                                         --------     --------
    Change in contract capital                                            (27,304)       7,290
    (Increase)/decrease in other current assets                            (1,765)       2,140
    (Decrease) in income taxes payable                                     (1,520)      (3,477)
    (Decrease)/increase in accrued and other non-current liabilities       (3,930)       2,695
    Decrease/(increase) in other                                            1,126       (2,316)
                                                                         --------     --------
          Total                                                          $(33,393)    $  6,332
                                                                         ========     ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

               CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                 (IN THOUSANDS)


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

3.   NOTES PAYABLE AND LONG-TERM DEBT

The weighted average interest rate on $9,223 of notes payable was 6.40% at September 30, 1999.

The weighted average interest rate on $31,000 of borrowings under the Company's revolving credit facility was 6.44% at September 30, 1999.

On September 30, 1999, the Company and a group of five banks entered into a new three year unsecured $100 million revolving credit facility (the "Revolving Credit Facility"), effective October 1, 1999. Under the new Revolving Credit Facility, committed amounts are available for general corporate purposes, including working capital, letters of credit, share repurchase, acquisitions and other requirements of the Company. A facility fee is based on the aggregate commitment of the Revolving Credit Facility. Letters of credit may be issued, subject to a $50,000 sublimit, on either a committed or a competitive bid basis and expire one year after issuance, unless otherwise provided. The Revolving Credit Facility contains certain restrictive covenants regarding net worth, interest coverage and leverage ratios, and capital expenditures, among other restrictions. The Revolving Credit Facility will terminate on September 30, 2002.

4.   COMPREHENSIVE INCOME

                                                               Three Months                Nine Months
                                                           Ended September 30,         Ended September 30,
                                                            1999         1998            1999          1998
Net income                                                 $4,703       $4,638         $13,295       $11,915
Other comprehensive income, net of tax:
   Cumulative translation adjustment                         (488)      (1,143)            562        (3,338)
                                                           ------       ------         -------       -------
Comprehensive income                                       $4,215       $3,495         $13,857       $ 8,577
                                                           ======       ======         =======       =======

5.   PER SHARE COMPUTATIONS

                                                               Three Months                Nine Months
                                                           Ended September 30,         Ended September 30,
                                                            1999         1998            1999          1998

Net income - Basic and Diluted                            $ 4,703      $ 4,638         $13,295       $11,915
                                                          =======      =======         =======       =======

Weighted average shares outstanding - Basic                10,938       12,258          11,197        12,315
    Effect of Restricted Stock Units                          170           23             126             8
    Effect of Directors Deferred Fee Shares                     8            1               7             -
    Effect of Performance Share Units                           -            -               3             -
    Effect of Stock Options                                    23            -               6             -
                                                          -------      -------         -------       -------
Weighted average shares outstanding - Diluted              11,139       12,282          11,339        12,323
                                                          =======      =======         =======       =======

Net income per share - Basic                                $0.43        $0.38           $1.19         $0.97
                                                            =====        =====           =====         =====
Net income per share - Diluted                              $0.42        $0.38           $1.17         $0.97
                                                            =====        =====           =====         =====

6.   STOCK HELD IN TRUST

The Company established the Chicago Bridge & Iron Management Defined Contribution Plan (the "Management Plan") and Trust in early 1997. During the third quarter, the Management Plan was amended and restated to provide for the transfer of 705,560 unvested shares (valued at the original Trust amount of $18 per share) of two executive officers into a new Trust. These two participants agreed to exchange their interest in these shares on a one-for-one basis into restricted stock units, which vest in March 2000, and represent a right to receive Common Stock on the earliest to occur of (i) the first business day after April 1, 2002, (ii) the first business day after termination of employment, or (iii) a change of control; and for additional consideration. The amendment and restatement of the Management Plan does not change the rights of the remaining participants.

7.   COMMON STOCK

At the Annual Meeting of Shareholders held on May 12, 1999, the shareholders authorized the Company to cancel shares of Common Stock held by the Company in its own share capital. On July 28, 1999, the 1,221,865 shares of Common Stock owned by the Company were cancelled.

8.   SEGMENT INFORMATION

                                                               Three Months                Nine Months
                                                           Ended September 30,         Ended September 30,
                                                            1999         1998            1999          1998
New Business Taken
North America                                              $ 96,226     $ 67,588       $ 252,393     $ 207,294
Europe, Africa & Middle East                                 17,338       42,987         171,273       171,801
Asia Pacific                                                 14,044       20,059          63,008        82,395
Central & South America                                       9,222       31,709          45,583       115,521
                                                           --------     --------       ---------     ---------
     Total                                                 $136,830     $162,343       $ 532,257     $ 577,011
                                                           ========     ========       =========     =========
Revenues
North America                                              $ 66,101     $ 71,503       $ 221,192     $ 234,083
Europe, Africa & Middle East                                 37,453       68,835         112,967       167,622
Asia Pacific                                                 25,664       39,301          68,156       103,209
Central & South America                                      27,977       25,326         106,763        71,740
                                                           --------     --------       ---------     ---------
     Total                                                 $157,195     $204,965       $ 509,078     $ 576,654
                                                           ========     ========       =========     =========
Income (Loss) From Operations
North America                                              $    324     $  1,476       $ 4,621       $  6,394
Europe, Africa & Middle East                                  2,406        5,669         6,075         15,822
Asia Pacific                                                  1,445        1,574         2,708          2,670
Central & South America                                       3,131       (2,199)        7,958         (7,031)
                                                           --------     --------       -------       --------
     Total                                                 $  7,306     $  6,520       $21,362       $ 17,855
                                                           ========     ========       =======       ========

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes.

RESULTS OF OPERATIONS

For the nine months ended September 30, 1999, new business taken was $532 million compared with $577 million in the first nine months of 1998. For the third quarter of 1999 the Company reported new business taken of $137 million compared with $162 million in the year-earlier period. New contract awards in the quarter included several refinery turnarounds in the U.S. and specialized tankage for an oil sands project in Canada. The Company has been able to maintain a respectable level of new business taken despite difficult market conditions stemming from the low price of oil, consolidation in the oil industry and the Asian economic slowdown. The Company expects new business taken to improve in 2000 as firming oil prices and the settlement of industry consolidation lead to increased capital spending, and as improvement in Asia continues. In addition, the Company is tracking a number of significant prospects, particularly liquefied natural gas projects, that total in excess of $3.5 billion through the end of 2002. The Company is optimistic that it will be awarded one or more of these projects in the near future, perhaps as early as the fourth quarter of 1999. Backlog at September 30, 1999 stood at $499 million, compared with a $508 million backlog at year-end 1998.

Revenues for the first nine months of 1999 were $509.1 million compared with $576.7 million for the first nine months of 1998. Revenues for the third quarter of 1999 were $157.2 million compared with $205.0 million in the third quarter of 1998. It is common for the Company to experience an uneven flow of revenue given the changing mix of projects worldwide. For the next six to nine months, the Company expects that quarterly revenues will be at levels similar to or slightly above what was experienced in the third quarter of 1999. Revenues are expected to increase in the second half of 2000 on the strength of improving industry fundamentals and from the impact of any significant projects that are awarded in the near term. As always, revenues are dependent on the level and timing of customer releases of new business awarded to the Company, and on other matters such as project schedules.

Gross profit for the first nine months of 1999 was $54.9 million, or 10.8% of revenues, compared with $52.6 million, or 9.1% of revenues, for the first nine months of 1998. Gross profit for the third quarter of 1999 was $18.0 million, or 11.5% of revenues, compared with $18.1 million, or 8.8% of revenues, in the prior year quarter. Profit margins were positively impacted primarily by project cost savings. The Company is benefiting from better project execution which, coupled with the prospect of healthier market conditions and higher revenues, leads the Company to expect continued gradual improvement in gross profit.

Income from operations for the first nine months of 1999 increased 20% to $21.4 million compared with $17.9 million in the first nine months of 1998. Income from operations for the third quarter of 1999 increased 12% to $7.3 million compared with operating income of $6.5 million for the third quarter of 1998. Operating income was favorably impacted by improved results in Central and South America and higher than normal gains from the disposition of assets, which more than offset lower income in other geographic areas. Other operating income for the quarter ended September 30, 1999 was $1.2 million and consisted principally of gains from the disposition of assets.

Income tax expense decreased in the third quarter of 1999 to an annualized effective rate of 28% as a result of higher earnings in countries with lower tax rates.

Net income for the nine months ended September 30, 1999 was $13.3 million or $1.17 per diluted share, a 21% increase, compared with net income of $11.9 million or $0.97 per diluted share for the first nine months of 1998. Net income for the third quarter of 1999 was $4.7 million or $0.42 per diluted share compared with net income of $4.6 million or $0.38 per diluted share for the same period in 1998.

FINANCIAL CONDITION

For the three months ended September 30, 1999, the Company used cash from operations of $1.6 million, increasing cash used from operations to $9.8 million for the first nine months of 1999. Contract capital (accounts receivable plus net contracts in progress less accounts payable) increased from $77.0 million at year-end 1998 to $104.3 million at September 30, 1999. Capital expenditures were $3.7 million during the quarter, bringing the year-to-date total to $10.2 million. Short-term and long-term debt of $9.2 million and $31 million, respectively, at the end of the third quarter reflect the purchase of $11.9 million of CB&I stock during the quarter. The Company is focusing on reducing contract capital during the fourth quarter.

On September 30, 1999, the Company and a group of five banks entered into a new three year unsecured $100 million revolving credit facility (the "Revolving Credit Facility"), effective October 1, 1999. Under the new Revolving Credit Facility, committed amounts are available for general corporate purposes, including working capital, letters of credit, share repurchase, acquisitions and other requirements of the Company.

The Company continues to be impacted by the Tuban project in Indonesia, where work remains suspended. At September 30, 1999, the Company's backlog related to this project was approximately $50 million and the Company and its affiliates had approximately $35 million of net receivables outstanding. Similar to other major contractors involved in the project, the Company has received approval to redeploy certain material purchased for this project in order to reduce its costs. The Company believes that permanent financing for the project will not be secured until the political and economic situation in Indonesia improves. While the Company believes the project is viable and work will ultimately resume, no assurances can be given that this will happen, or even if the project resumes, that it will not have an adverse impact on the Company.

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

Although the Company does not engage in currency speculation, it periodically uses forward contracts to hedge currency transactions. Gains or losses are included in income. At September 30, 1999 and December 31, 1998 the Company had currency exchange contracts of less than one year duration. Outstanding currency exchange contracts to sell British pounds represented $781 and $2,909 at September 30, 1999 and December 31, 1998, respectively. The Company also had $600 and $2,400 of currency exchange contracts to sell Singapore dollars at September 30, 1999 and December 31, 1998, respectively. Outstanding currency exchange contracts to sell Canadian dollars were $1,771 and Dutch Guilders were $1,743 at September 30, 1999. Outstanding currency exchange contracts to purchase Canadian dollars were $10,034 at December 31, 1998.

YEAR 2000

The Company continues to execute its plan to address the effect of Year 2000 issues on its worldwide businesses. The plan consists of two primary phases:
Assessment (consisting of identification, business criticality ranking and impact analysis, and remediation planning) and Remediation (consisting of repair, testing, implementation, certification, audits, and contingency plans). This plan involves representatives of the Company from all operational and geographical areas and encompasses information technology (IT) systems, embedded (non-IT) systems and suppliers. The Year 2000 team reports to senior management and the Audit Committee of the Supervisory Board on a quarterly basis.

Assessment and Remediation has been completed on all of the Company's critical worldwide IT systems. Final testing and certification of non-critical IT systems is scheduled to be completed by the end of November 1999.

The Company has implemented the J.D. Edwards information system (an enterprise resource planning system). Although the decision to implement this new information system was made independently of the Company's Year 2000 readiness effort, a portion of the system enables the Company to meet part of its Year 2000 readiness needs. J.D. Edwards has assured the Company that this system is Year 2000 ready. Over the next several years the Company plans to continue to integrate its other software systems into J.D. Edwards in order to further utilize the system's capabilities.

Assessment and Remediation of the Company's non-IT systems is complete. Non-IT systems include building and mechanical systems (such as telecommunication systems, HVAC and security systems) and fabrication and field construction equipment .

The Company has identified key material suppliers and service providers ("suppliers"), and is communicating with these suppliers regarding their state of readiness on Year 2000 issues. Responses have been received from all North

American inquiries and 94% of the non-North American inquiries. At this point, it is not possible to predict whether there will be any significant disruption due to the failure of suppliers to remediate their own Year 2000 issues. The Company has formulated contingency plans which include monitoring performance of suppliers and determining the availability or the use of alternative Year 2000 ready suppliers.

The Company estimates that the cost to remediate its Year 2000 issues is $2.0 million ($1.7 million expense and $0.3 million capitalized for the accelerated purchase of desktop hardware and other equipment). As of September 30, 1999, $1.5 million had been expensed and $0.2 million had been capitalized. The cost estimate excludes the direct costs of the J.D. Edwards implementation, the costs of which have been capitalized.

Based upon assurances received from suppliers and the Company's review of pertinent systems and documentation, the Company believes that its major business systems are Year 2000 ready and that there will not be any material disruption in the Company's ability to deliver products and services as a result of any failure of the Company's business systems to be Year 2000 ready. However, while the Company believes that all of its Year 2000 issues have been anticipated and corrected, there can be no assurance that the Company will not suffer a business interruption caused by a Year 2000 issue.

The Company presently believes that its most reasonably likely, worst case Year 2000 scenario could arise from a business interruption caused by the systems of any third party on which the Company's systems and operations rely not being Year 2000 ready. In particular, such business interruption could be caused by a disruption to transportation, communication, electric power, suppliers or other service providers, governmental agencies, and customers outside the Company's control. Such interruption could delay the Company's performance, at least temporarily, of contracting services. A business interruption could have a material adverse effect on the Company's results of operations.

Because of the uncertainties the Company faces with regard to Year 2000 issues, it has developed contingency plans to address identified potential risks and to provide for continuation of its critical operations in spite of possible Year 2000 disruptions. Contingency plans for the Company's specific global locations have been customized to address the severity levels of Year 2000 issues that may be encountered and include strategic use of some alternate sources of electrical power and communications equipment for specific areas to help minimize a potential business interruption. These plans are substantially complete, but will continue to be reviewed as additional information becomes available and because of changes in locations at which the Company's contracting services are provided.

FORWARD LOOKING STATEMENTS

This discussion and analysis contains certain forward-looking statements that involve a number of risks and uncertainties. Actual events or results may differ materially from the Company's expectations. In addition to matters described herein, including the uncertain timing of awards and contracts, project cancellation risks, operating risks, risks associated with fixed price contracts, risks associated with percentage of completion accounting, fluctuating revenues and cash flow, dependence on the petroleum and petrochemical industries, competitive conditions, and the Tuban project and Year 2000 issues, as well as risk factors detailed from time to time in the

Company's filings with the Securities and Exchange Commission (including, but not limited to its Registration Statement on Form S-1 [File No.333-18065], as amended), may affect the actual results achieved by the Company. The Company does not undertake to update any forward-looking statement contained herein or that may be made from time to time by or on behalf of the Company.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material developments in the legal proceedings as described in Note 7 of the Notes to Consolidated Financial Statements submitted with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

         10.5  The Company's Management Defined Contribution Plan
                 As amended September 1, 1999

               (a) Agreement between the Company and Gerald M. Glenn dated
                   September 1, 1999

               (b) Agreement between the Company and Timothy J. Wiggins dated
                   September 1, 1999

         10.15 Revolving Credit Facility
               (c) Reduction and Termination Notice dated September 28, 1999

         10.21 Revolving Credit Facility Agreement dated September 30, 1999

         27    Financial Data Schedule

         (b)   Reports on Form 8-K
               The Company did not file a current report on Form 8-K during the three months ended September 30, 1999.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               Chicago Bridge & Iron Company N.V.



                               /s/ Timothy J. Wiggins
                               ----------------------------------------
                               By:  Chicago Bridge & Iron Company B.V.
                               Its: Managing Director
                               Timothy J. Wiggins
                               Managing Director
                               (Principal Financial Officer)





Date:  November 12, 1999