Form 10-K
period 1999-12-31
CHICAGO BRIDGE & IRON CO N V
filed 2000-03-28
CIK 1027884

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

  (X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                   For the fiscal year ended December 31, 1999
                                       or
          ( ) Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                   For the transition period from ____ to ____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      ----   ----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

Aggregate market value of common stock held by non-affiliates, based on a New York Stock Exchange closing price of $15.75 as of February 29, 2000, was $133,465,721.

The number of shares outstanding of a single class of common stock as of February 29, 2000 was 9,375,675.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 1999 Annual Report to Shareholders     Part I and Part II
Portions of the 2000 Proxy Statement                   Part III

               CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES


                                TABLE OF CONTENTS


                                                                            PAGE
PART I.

         Item 1.  Business                                                     3
         Item 2.  Properties                                                  10
         Item 3.  Legal Proceedings                                           11
         Item 4.  Submission of Matters to a Vote of Security Holders         12



PART II

         Item 5.  Market for Registrant's Common Equity and Related           13
                  Stockholder Matters
         Item 6.  Selected Financial Data                                     13
         Item 7.  Management's Discussion and Analysis of Financial           13
                  Condition and Results of Operations
         Item 7A. Quantitative and Qualitative Disclosures About Market Risk  13
         Item 8.  Financial Statements and Supplementary Data                 13
         Item 9.  Changes in and Disagreements with Accountants on            13
                  Accounting and Financial Disclosure



PART III

         Item 10. Directors and Executive Officers of the Registrant          14
         Item 11. Executive Compensation                                      16
         Item 12. Security Ownership of Certain Beneficial Owners and         16
                  Management
         Item 13. Certain Relationships and Related Transactions              16



PART IV

         Item 14. Exhibits, Financial Statement Schedules and Reports         17
                  on Form 8-K


SIGNATURES                                                                    18

                                     PART I

ITEM 1.  BUSINESS

Chicago Bridge & Iron Company N.V. and its Subsidiaries (the "Company") is a global engineering and construction company specializing in the design and engineering, fabrication, field erection and repair of bulk liquid terminals, storage tanks, process vessels, low temperature and cryogenic storage facilities and other steel plate structures and their associated systems. The Company has been continuously engaged in the engineering and construction industry since its founding in 1889.

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

PRODUCT LINE INFORMATION

REVENUES BY PRODUCT LINE
(In millions)
                                 1999   1998   1997
                                 ----   ----   ----
Flat Bottom Tanks                $296   $287   $209
Low Temperature/Cryogenic
      Tanks and Systems            82    108    109
Repairs and Modifications          67     64     58
Specialty and Other Structures     66    130    154
Pressure Vessels                   63     64     53
Elevated Tanks                     52     38     48
Turnarounds                        49     85     42
                                 ----   ----   ----
      Total                      $675   $776   $673
                                 ====   ====   ====

Flat Bottom Tanks
These aboveground storage tanks are sold primarily to customers operating in the petroleum, petrochemical and chemical industries around the world. This industrial customer group includes nearly all of the major oil and chemical companies on every continent. Depending on the industry and application, flat bottom tanks can be used for storage of crude oil, refined products such as gasoline, raw water, potable water, chemicals, petrochemicals and a large variety of feedstocks for the manufacturing industry.

Low Temperature/Cryogenic Tanks and Systems
These facilities are used primarily for the storage and handling of liquefied gases. The Company specializes in providing refrigerated turnkey terminals and tanks. Refrigerated tanks are built from special steels and alloys that have properties to withstand cold temperatures at the storage pressure. The systems usually include special refrigeration systems to maintain the gases in liquefied form at the storage pressure. Applications extend from low temperature (+30(Degree)F to -100(Degree)F ) to cryogenic (-100(Degree)F to -423(Degree)F). Customers in the petroleum, chemical, petrochemical, specialty gas, natural gas, power generation and agricultural industries use these tanks and systems to store and handle liquefied gases such as LNG, methane, ethane, ethylene, LPG, propane, propylene, butane, butadiene, anhydrous ammonia, oxygen, nitrogen, argon and hydrogen.

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

Specialty and Other Structures
These specialty and other structures are marketed to a diverse group of customers in such industries as metals and mining, power generation, telecommunications, aerospace, wastewater treatment, microelectronics, pharmaceutical, food and beverage, as well as government customers. Examples of these specialty structures include turnkey vacuum facilities for testing prototype spacecraft, rocket engines and satellites before launch; hydroelectric structures such as penstocks and spiral cases; processing facilities or components used in the iron, aluminum and mining industries; and high purity process piping systems used in the microelectronics, pharmaceutical and food and beverage industries. These structures are typically made from bent and formed metal materials (carbon steel, stainless steel, special alloy steel and aluminum) and are fabricated and shipped as components to their final location for field assembly and welding.

Pressure Vessels
Pressure vessels are built primarily from high strength carbon steel plates which have been formed in a fabrication shop and are welded together at a job site. Pressure vessels are constructed in a variety of shapes and sizes, some weighing in excess of 700 tons, with thicknesses in excess of six inches. This product line requires technological expertise in design, analysis, welding capabilities, metallurgy, complex fabrication and specialty field erection methods. Existing customers represent a cross section of the petroleum, petrochemical, chemical, wastewater and pulp and paper industries, where process applications of high pressure and/or temperature are required. Typical pressure vessel usage includes process and storage vessels in the petroleum, petrochemical, chemical, and wastewater industry and as digesters in the pulp and paper industry. The Company has designed and erected pressure vessels throughout the world.

Elevated Tanks
The water storage line includes single pedestal, fluted column and concrete pedestal tanks, as well as standpipes and reservoirs. These products have a capacity range of 25,000 gallons to 3,000,000 gallons. These structures provide potable water reserves and supply pressure to the water distribution system.

Turnarounds
A turnaround is a planned shutdown of a refinery or other process unit for repair and maintenance of equipment and associated systems. The work is usually scheduled on a multi-shift, seven day-per-week basis to minimize downtime of the facility. Personnel, materials and equipment must come together at precisely the right time to accomplish this labor intensive operation. This product line often requires short cycle times and unique construction procedures. The Company currently offers this service to its customers in the petroleum, petrochemical and chemical industries throughout the world.

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

1. Continue to improve the Company's safe work practices with a goal of zero injuries to employees and subcontractors.

Working safely is of paramount importance; the Company cannot compromise safety for expediency; its constant goal must be zero injuries.

2. Selectively compete in the global market for steel plate structures and their associated systems.

The Company is a niche player in the Engineering & Construction industry with special expertise in the design and engineering, fabrication, field erection and repair of steel plate structures including bulk liquid terminals, storage tanks, process vessels, and low temperature and cryogenic storage facilities. Associated systems are the civil, foundation, piping, mechanical, electrical, instrumentation and fire protection systems that accompany many of the process and storage vessels the Company builds.

3. Focus on profitable opportunities in the developing regions and active markets worldwide, as well as in the Company's strong base in North America.

The Company will leverage its core competencies in logistics and project execution to expand in areas where it can secure profitable new business while maintaining and strengthening its North American base.

4. Create and deliver superior, cost-effective solutions to the Company's customers that provide a competitive advantage.

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

6. Use the Company's marketing and selling expertise to build superior relationships with the right targeted customers.

The Company will cultivate existing and pursue additional strategic alliances with targeted customers.

7. Make the Company's support services (e.g., Legal, Finance, Information Technology, Human Resources) strong contributors to its performance and profitability.

Indirect functions must efficiently provide value-added support services to its field operations.

8. Lead the Company's industry by growing profitably and enhancing shareholder value.

The Company's management is committed to delivering returns to its owners that exceed the average for similar companies in its industry.


Key Strategies
The Company's key strategies provide a focus for near-term efforts and a foundation for future growth.

1. Continue to improve the Company's safe work practices with a goal of zero injuries to employees and subcontractors.

As a result of the importance of safety to its employees, the goal of safer operations is reemphasized here as the number one key strategy.

2. Build excellence in project execution.

This is the means by which the Company will plan, track and execute its projects safely, on time, and at or above the "as sold" profitability. The ability to consistently achieve these results depends upon the skills of the Company's people and the excellence of its systems. The Company will invest in and improve both of these. In addition, the Company will expand its value awareness (continuous improvement) effort in order to achieve cost savings utilizing both employee and customer input. The Company has put controls in place to ensure that the scope and value of the work delivered meet the customer's requirements and are adequately reflected in the compensation received.

3. Execute an effective marketing process with a focus on customer solutions, major opportunities, emerging countries, difficult geographies and expanded services for significant profitable growth.

The Company will utilize its ability to provide customers with cost-effective, superior turnkey solutions that offer a competitive advantage. The Company is tracking "elephant" projects that fit its unique capabilities. These projects represent a significantly larger revenue than "normal" projects. The Company continues to expand into emerging markets such as Equatorial Africa and the former Soviet Republics. It continues to seek work in locations where its ability to staff and to field erect commands a premium. The Company will strive to continue its success in selling expanded work scope.

4. Accurately identify all costs and improve the Company's ability to forecast financial results.

Costs that do not add value are being eliminated. The Company is strengthening its financial controls, and the worldwide implementation of the financial portion of the J.D. Edwards enterprise management system was completed in 1999.

5. Capture a major share of the LNG market.

The Company has proven global capabilities in the LNG industry and intends to capitalize on these capabilities to capture a major share of the fast growing LNG market by identifying, targeting, pursuing and winning its share of significant, targeted opportunities.

6. Generate incremental profitable revenue by establishing project development and finance capabilities.

The Company recognizes that leadership and coordination of financing activities could make significant additional project revenue available to the Company by facilitating the development of selected projects in which the Company can participate. By providing alternative solutions for external financing arrangements for targeted projects worldwide, the Company can potentially achieve both top and bottom line growth.

7. Create step-change growth in sustainable revenue, profitability and shareholder value from acquisitions and other business opportunities.

The Company will identify, evaluate and pursue potential business combinations including acquisitions, alliances and partnerships to attain sustainable expansion of annual revenue.

OTHER OPERATIONAL INFORMATION

On January 28, 2000, the Company purchased the assets and assumed certain liabilities of the business now known as CB&I Trusco Tank ("Trusco"). Trusco designs, fabricates and erects steel structures, including storage and shop-built tanks, and services municipal and industrial customers primarily in the water, wastewater and petroleum markets on the U.S. West Coast.

On September 30, 1999, the Company purchased the assets of XL Systems. This acquisition enables the Company to combine its existing experience in vacuum facility construction and project management with XL's leading-edge thermal vacuum technology and manufacturing capabilities. The Company can now provide complete solutions to customers in the growing aerospace and telecommunications industries.

UltraPure Systems, a new business unit of the Company, was developed during 1999 in response to potential market opportunities and to leverage the Company's core competencies into new areas. UltraPure Systems provides high purity process piping systems for customers in the microelectronics, pharmaceutical, and food and beverage industries.

The Company continues to pursue opportunities in the growing market for water-related products and has broadened its product line to provide complete water storage and treatment solutions. The water services product offerings encompass water storage tanks and water and wastewater treatment products, including elevated tanks, standpipes, reservoirs and clarification products. The Company has been successful in securing awards for concrete pedestal tanks, which incorporate a steel water storage structure atop a concrete base and provide a lower-cost storage option.

The Company continues to be successful with its innovative tank building process called CoilBuild(R), in which the tank shell is formed from continuous steel coils rather than individual plates. CoilBuild(R) is particularly suited for smaller-diameter, stainless steel tanks used in certain petrochemical, chemical, pharmaceutical and food applications where corrosion resistance and cleanliness are vital. The Company has exclusive rights to the CoilBuild process in North America and is aggressively marketing this new technology.

The principal raw materials used by the Company are metal plate and structural steel. These materials are available from numerous suppliers worldwide. The Company does not anticipate having difficulty obtaining adequate amounts of raw materials in the foreseeable future.

The Company holds patents and licenses for certain items incorporated into its products. However, none is so essential that its loss would materially affect the businesses of the Company.

The Company is not dependent upon any single customer on an ongoing basis and the loss of any single customer would not have a material adverse effect on the business; however, from time to time a particular contract or customer may account for a significant portion of the Company's backlog.

The Company had a backlog of work to be completed on contracts of $511 million at December 31, 1999, and $508 million at December 31, 1998. Approximately 75% of the backlog as of December 31, 1999 is expected to be completed in 2000. New business taken represents the value of new project commitments received by the Company during a given period and is included in backlog until work is performed and revenue recognized or until cancellation. Backlog may also fluctuate with currency movements.

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

The Company incurred expenses of approximately $1,294,000 in 1999, $860,000 in 1998, and $1,670,000 in 1997 for its research and development activities.

The Company employed 5,666 people as of December 31, 1999. The Company believes it is a leader in the global field erection of storage tanks and other steel plate structures because of its project management and technological expertise, which are considered to be among its core competencies. To preserve these competencies, the Company recruits, develops and maintains ongoing training programs for engineers and field supervision personnel. Furthermore, the Company recognizes the importance of having the right people with the right skills in the right places to achieve its business objectives.

Financial information by geographic area of operation can be found on pages 42 and 43 of the Company's 1999 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 2. PROPERTIES

The Company owns or leases the properties used to conduct its business. The capacities of these facilities depend upon the composition of products being fabricated and constructed. As the product composition is constantly changing, the extent of utilization of these facilities cannot be accurately stated. The Company believes these facilities are adequate to meet its current requirements. The following list summarizes its principal properties:

Location                        Type of Facility                              Interest
North America
Fort Saskatchewan, Canada       Warehouse, operations and                        Owned
                                  administrative office
Houston, Texas                  Engineering, fabrication facility, warehouse,    Owned
                                  operations and administrative office
Kankakee, Illinois              Warehouse                                        Owned
Plainfield, Illinois            Engineering, operations and administrative       Owned
                                  office

Europe, Africa, Middle East
Al Aujam, Saudi Arabia          Fabrication facility and warehouse               Leased
Amsterdam, Netherlands          Corporate office                                 Leased
Dubai, United Arab Emirates     Engineering, warehouse, operations and           Leased
                                  administrative office
Secunda, South Africa           Fabrication facility and warehouse               Leased

Asia Pacific
Batangas, Philippines           Fabrication facility and warehouse               Leased
Cilegon, Indonesia              Fabrication facility and warehouse               Leased
Laem Chabang, Thailand          Warehouse, operations and                        Leased
                                  administrative office
Kwinana, Australia              Fabrication facility, warehouse and              Leased
                                  administrative office

Central and South America
Puerto Ordaz, Venezuela         Fabrication facility and warehouse               Leased




The Company also owns or leases a number of sales, administrative and field construction offices, warehouses and equipment maintenance centers strategically located throughout the world.

ITEM 3. LEGAL PROCEEDINGS

Environmental Matters
The Company's facilities have operated for many years and substances which currently are or might be considered hazardous were used and disposed of at some locations, which will or may require the Company to make expenditures for remediation. In addition, the Company has agreed to indemnify parties to whom it has sold facilities for certain environmental liabilities arising from acts occurring before the dates those facilities were transferred. The Company is aware of no manifestation by a potential claimant of awareness by such claimant of a possible claim or assessment with respect to such facilities. The Company does not consider it to be probable that a claim will be asserted with respect to such facilities which claim is reasonably possible to have an unfavorable outcome, which in each case would be material to the Company. The Company believes that any potential liability for these matters will not have a material adverse effect on its business, financial condition or results of operations.

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

The Company is jointly and severally liable for certain liabilities of partnerships and joint ventures. At December 31, 1999, the Company and certain subsidiaries had provided $161,245,000 of performance bonds and letters of credit to support its contracting activities arising in the ordinary course of business. This amount fluctuates based on the level of contracting activity.

The Company has elected to retain portions of anticipated losses through the use of deductibles and self-insured retentions for its exposures related to third party liability and workers' compensation. Liabilities in excess of these amounts are the responsibilities of an insurance carrier. To the extent the Company self insures for these exposures, reserves have been provided for based on management's best estimates with input from the Company's legal and insurance advisors. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the near term. The Company's management believes that the reasonably possible losses, if any, for these matters, to the extent not otherwise disclosed and net of recorded reserves, will not be material to its financial position or results of operations. At December 31, 1999, the Company had outstanding surety bonds and letters of credit of $23,646,000 relating to its insurance program.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1999.

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Information required by this item can be found on page 44 of the Company's 1999 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

Information required by this item can be found on pages 20 and 21 of the Company's 1999 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this item can be found on pages 22 through 25 of the Company's 1999 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item can be found on page 24 of the Company's 1999 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements and Report of Independent Public Accountants can be found on pages 26 through 44 of the Company's 1999 Annual Report to Shareholders and are incorporated herein by reference.

Quarterly financial data can be found on page 44 of the Company's 1999 Annual Report to Shareholders and is incorporated herein by reference.

Additional financial information and schedules can be found in Part IV of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has neither changed its independent public accountants nor had any disagreements on accounting and financial disclosure with its independent public accountants during the prior two years.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to supervisory directors appearing under "Item 1. Appointment of Directors" in the Company's 2000 Proxy Statement is incorporated herein by reference.

The following table sets forth certain information regarding the executive officers of Chicago Bridge & Iron Company ("CBIC") and Chicago Bridge & Iron Company B.V. ("CB&I B.V."). As permitted under the law of The Netherlands, the Company does not have executive officers. CB&I B.V. serves as the Company's managing director.

                                                                                Served in
Name                 Age    Position                                          Position Since
----                 ---    --------                                          --------------

Gerald M. Glenn       57    Chairman of the Supervisory Board of the               1997
                                 Company;
                            Chairman, President and Chief Executive Officer        1996
                                 and Director of CBIC;
                            Chairman, President and Chief Executive Officer        1997
                                 and Managing Director of CB&I B.V.
Stephen P. Crain      46    Vice President - Global Sales and Marketing of         1997
                                 CBIC;
                            Managing Director of CB&I B.V.                         1998
Stephen M. Duffy      50    Vice President - Human Resources and                   1996
                             Administration of CBIC
Richard E. Goodrich   56    Vice President - Financial Operations of CBIC          1999
Robert B. Jordan      50    Vice  President - Operations of CBIC;                  1998
                            Chief Operating Officer of CBIC;                       2000
                            Managing Director of CB&I B.V.                         1998
Keith A. Reed         47    Corporate Controller of CBIC                           1999
Timothy J. Wiggins    43    Vice President and Chief Financial Officer and         1996
                                 Director of CBIC;
                            Vice President, Treasurer and Chief Financial          1997
                                 Officer and Managing Director of CB&I B.V.
Robert H. Wolfe       50    Secretary of the Company;                              1997
                            Vice President, General Counsel and Secretary of       1996
                                 CBIC
                            Secretary of CB&I B.V.                                 1997


There are no family relationships between any executive officers and supervisory directors. Executive officers of CBIC are elected annually. The Managing Directors of CB&I B.V. serve until successors are elected.

Business Experience for the Past Five Years

Gerald M. Glenn has served as Chairman of the Supervisory Board of the Company since April 1997. He has been the Chairman, President and Chief Executive Officer and Director of CBIC since May 1996, and has been the Chairman, President and Chief Executive Officer and Managing Director of CB&I B.V. since April 1997. Mr. Glenn has been elected to serve as Chairman of the Supervisory Board of the Company; his term will expire in 2000. Mr. Glenn has been a principal in The Glenn Group LLC since April 1994.

Stephen P. Crain has been the Vice President - Global Sales and Marketing of CBIC since July 1997 and Managing Director of CB&I B.V. since August 1998. Prior to that time, Mr. Crain was employed by CBIC or its affiliates in an executive or management capacity.

Stephen M. Duffy has been the Vice President - Human Resources and Administration of CBIC since June 1996. Prior to that time, Mr. Duffy was the Vice President - Human Resources and Administration of CBI Industries, Inc.

Richard E. Goodrich has been the Vice President - Financial Operations of CBIC since April 1999. Mr. Goodrich was the Vice President - Area Director of Finance, Western Hemisphere for CBIC from June 1998 through April 1999. Prior to that time, Mr. Goodrich was the Director of Strategic Planning - Energy and Chemicals Group of Fluor Daniel, Inc.

Robert B. Jordan has been the Vice President - Operations of CBIC and Managing Director of CB&I B.V. from February 1998 and the Chief Operating Officer of CBIC since March 2000. From May 1996 to February 1998, Mr. Jordan was the Senior Vice President - Sales and Operations for the Process Division of BE&K Incorporated located in Birmingham, Alabama. Prior to that time, Mr. Jordan was the Senior Vice President - Sales and Operations for the Process and Industrial Division of Raytheon/Rust Engineering & Construction.

Keith A. Reed has been the Corporate Controller of CBIC since April 1999. From July 1997 to April 1999, Mr. Reed was the Director of Financial Reporting for CBIC. Prior to that time, Mr. Reed was the Director of Financial Reporting of CBI Industries, Inc.

Timothy J. Wiggins has been the Vice President and Chief Financial Officer and Director of CBIC since September 1996, and the Vice President, Treasurer and Chief Financial Officer and Managing Director of CB&I B.V. since April 1997. Prior to that time, Mr. Wiggins was the Executive Vice President - Finance and Administration, Chief Financial Officer and Secretary and a director of Fruehauf Trailer Corporation.

Robert H. Wolfe has been the Vice President, General Counsel and Secretary of CBIC since November 1996, and the Secretary of the Company since its inception. From June 1996 to November 1996, Mr. Wolfe served as a private consultant to Rust Engineering & Construction Inc. ("Rust"). Prior to that time, he served as Vice President, General Counsel and Secretary to Rust.

Information appearing under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2000 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information appearing under "Executive Compensation" in the Company's 2000 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information appearing under "Common Stock Ownership By Certain Persons and Management" in the Company's 2000 Proxy Statement is incorporated herein by reference.

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

         Report of Independent Public Accountants

         Consolidated Statements of Income - For the years ended December 31, 1999, 1998 and 1997

         Consolidated Balance Sheets - As of December 31,
         1999 and 1998

         Consolidated Statements of Cash Flows - For the years ended December 31, 1999, 1998 and 1997

         Consolidated Statements of Changes in Shareholders' Equity - For the years ended December 31, 1999, 1998 and 1997

         Notes to Consolidated Financial Statements


Financial Statement Schedules

Supplemental Schedule V - Valuation and Qualifying Accounts and Reserves for each of the years ended December 31, 1999, 1998 and 1997 can be found on page 20 of this report.

Schedules, other than the one above, have been omitted because the schedules are either not applicable or the required information is shown in the financial statements or notes thereto previously incorporated by reference under Item 8 of
Part II of this report.

Quarterly financial data for the years ended December 31, 1999 and 1998 is shown in the Notes to Consolidated Financial Statements previously incorporated by reference under Item 8 of Part II of this report.

The Company's interest in 50 percent or less owned affiliates, when considered in the aggregate, does not constitute a significant subsidiary; therefore, summarized financial information has been omitted.


Exhibits

The Exhibit Index on page 21 and Exhibits being filed are submitted as a separate section of this report.


Reports on Form 8-K

The Company did not file a current report on Form 8-K during the three months ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Chicago Bridge & Iron Company N.V.

Date: March 28, 2000                /s/ Timothy J. Wiggins
                                    --------------------------------------

                                    By: Chicago Bridge & Iron Company B.V.
                                    Its: Managing Director
                                    Timothy J. Wiggins
                                    Managing Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2000.

Signature                                   Title

/s/ Gerald M. Glenn                         Chairman of the Supervisory Board
------------------------------              of Registrant, and President, Chief
Gerald M. Glenn                             Executive Officer of CBIC
                                            (Principal Executive Officer)


/s/ Timothy J. Wiggins                      Vice President and Chief Financial
------------------------------              Officer of CBIC
Timothy J. Wiggins                          (Principal Financial Officer)


/s/ Keith A. Reed                           Corporate Controller of CBIC
------------------------------              (Principal Accounting Officer)
Keith  A. Reed


/s/ Jerry H. Ballengee                      Supervisory Director
------------------------------
Jerry H. Ballengee


/s/ J. Dennis Bonney                        Supervisory Director
------------------------------
J. Dennis Bonney


/s/ J. Charles Jennett                      Supervisory Director
------------------------------
J. Charles Jennett


/s/ Vincent L. Kontny                       Supervisory Director
------------------------------
Vincent L. Kontny


/s/ Gary L. Neale                           Supervisory Director
------------------------------
Gary L. Neale

/s/ L. Donald Simpson                       Supervisory Director
------------------------------
L. Donald Simpson

/s/ Marsha C. Williams                      Supervisory Director
------------------------------
Marsha C. Williams





Registrant's Agent for Service in the United States

/s/ Robert H. Wolfe
------------------------------
Robert H. Wolfe

        SCHEDULE V. SUPPLEMENTAL INFORMATION ON VALUATION AND QUALIFYING
                              ACCOUNTS AND RESERVES

                       CHICAGO BRIDGE & IRON COMPANY N.V.
                 Valuation and Qualifying Accounts and Reserves
               For Each of the Three Years Ended December 31, 1999
                                 (in thousands)


    COLUMN A         COLUMN B   COLUMN C    COLUMN D      COLUMN E
    --------         --------   --------    --------      --------
                                ADDITIONS
                      BALANCE  CHARGED TO                 BALANCE
                        AT      COSTS AND                    AT
  DESCRIPTIONS       JANUARY 1  EXPENSES   DEDUCTIONS(1) DECEMBER 31
  ------------       ---------  --------   ----------    -----------

 Allowance for
 doubtful accounts


      1999            $2,050     $ 1,326    $(2,322)       $1,054

      1998             1,909       1,232     (1,091)        2,050

      1997             3,047       1,207     (2,345)        1,909



(1) Deductions generally represent utilization of previously established reserves or adjustments to reverse unnecessary reserves due to subsequent collections.

                                  EXHIBIT INDEX



3(6) Amended Articles of Association of the Company (English translation)

4.1(2)       Specimen Stock Certificate

10.1(2) Form of Indemnification Agreement between the Company and its Supervisory and Managing directors

10.2(3)      The Company's Annual Incentive Compensation Plan

10.3(4)      The Company's 1997 Long-Term Incentive Plan As amended September 1,
             1998

10.4(3)      The Company's Deferred Compensation Plan

10.5(7) The Company's Management Defined Contribution Plan As amended September 1, 1999

             (a) Agreement between the Company and Gerald M. Glenn dated September 1, 1999

             (b) Agreement between the Company and Timothy J. Wiggins dated September 1, 1999

10.6(3)      The Company's Excess Benefit Plan

10.7(2)      Form of the Company's Supplemental Executive Death Benefits Plan

10.8(2) Employment Agreements Including Special Stock-Based, Long-Term Compensation Related to the Common Share Offering between the Company and Certain Executive Officers

10.9(6) Form of Amended Termination Agreements between the Company and Certain Executive Officers

10.10(2)     Separation Agreement

10.11(2)     Form of Amended and Restated Tax Disaffiliation Agreement

10.12(2)     Employee Benefits Separation Agreement

10.13(2)     Conforming Agreement

10.14(3)     Employment Agreement Letters between the Company and Robert B.
             Jordan

10.15(2)(7)  Revolving Credit Facility

             (a)    Amendment No. 1 dated October 31, 1997

             (b)    Amendment No. 2 dated March 5, 1998

             (c)    Reduction and Termination Notice dated September 28, 1999

10.16(4)     The Company's Supervisory Board of Directors Fee Payment Plan

10.17(4)     The Company's Supervisory Board of Directors Stock Purchase Plan

10.18(5)     The Chicago Bridge & Iron 1999 Long-Term Incentive Plan

10.19(5)     The Company's Incentive Compensation Program

10.20(6)     The Company's Equity Forward Purchase Contract

10.21(7)     Revolving Credit Facility Agreement dated September 30, 1999

13(1)        Portion of the 1999 Annual Report to Shareholders

21(1)        List of Significant Subsidiaries

23(1)        Consent and Report of the Independent Public Accountants

27(1)        Financial Data Schedule

----------------------

(1)  Filed herewith

(2) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-18065)

(3) Incorporated by reference from the Company's 1997 Form 10-K dated March 31, 1998

(4) Incorporated by reference from the Company's 1998 Form 10-Q dated November 12, 1998

(5)  Incorporated by reference from the Company's 1999 Form 10-Q dated May 14,
     1999

(6) Incorporated by reference from the Company's 1999 Form 10-Q dated August 13, 1999

(7) Incorporated by reference from the Company's 1999 Form 10-Q dated November 12, 1999