Form 10-Q
period 2000-03-31
CHICAGO BRIDGE & IRON CO N V
filed 2000-05-15
CIK 1027884

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended March 31, 2000

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

                                    YES    X         NO
                                       ---------        ------


The number of shares outstanding of a single class of common stock as of March 31, 2000 - 9,174,674

               CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION
                                                                      Page
         Consolidated Financial Statements
           Statements of Income
           Three Months Ended March 31, 2000 and 1999                  3

           Balance Sheets
           March 31, 2000 and December 31, 1999                        4

           Statements of Cash Flows
           Three Months Ended March 31, 2000 and 1999                  5

           Notes to Consolidated Financial Statements              6 - 9

           Management's Discussion and Analysis of
           Results of Operations and Financial Condition          10 - 12


PART II. OTHER INFORMATION                                        12 - 13



SIGNATURE PAGE                                                         14

               CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)


                                                            Three Months
                                                           Ended March 31,
                                                         2000            1999

Revenues                                              $155,499        $170,681

Cost of revenues                                       139,900         152,679
                                                      --------        --------
   Gross profit                                         15,599          18,002

Selling and administrative expenses                     11,337          11,943
Other operating income, net                               (633)           (546)
                                                      --------        --------
   Income from operations                                4,895           6,605

Interest expense                                          (971)           (556)
Interest income                                             95             268
                                                      --------        --------
   Income before taxes and minority interest             4,019           6,317

Income tax expense                                      (1,125)         (1,895)
                                                      --------        --------
   Income before minority interest                       2,894           4,422

Minority interest in (income) loss                        (442)           (196)
                                                      --------        --------
   Net income                                         $  2,452        $  4,226
                                                      ========        ========
Net income per share
   Basic                                                $ 0.26          $ 0.37
   Diluted                                              $ 0.25          $ 0.37

Weighted average shares outstanding
   Basic                                                 9,527          11,363
   Diluted                                               9,812          11,478

Dividends on shares
   Amount                                                 $557            $677
   Per share                                            $ 0.06          $ 0.06











   The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

               CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)




                                                                         MARCH 31,      DECEMBER 31,
                                                                           2000             1999
                                ASSETS
Current assets
   Cash and cash equivalents                                            $   5,792        $  18,407
   Accounts receivable, net of allowance for doubtful
      accounts of $996 in 2000 and $1,054 in 1999                          89,010           93,811
   Contracts in progress with earned revenues
      exceeding related progress billings                                  53,084           48,486
   Other current assets                                                     9,491            7,359
                                                                        ---------        ---------
          Total current assets                                            157,377          168,063
                                                                        ---------        ---------

Property and equipment                                                    105,780          104,600
Goodwill                                                                   19,159           18,010
Long-term receivable, net                                                  28,631           28,739
Other non-current assets                                                   19,422           17,913
                                                                        ---------        ---------
          Total assets                                                  $ 330,369        $ 337,325
                                                                        =========        =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Notes payable                                                        $   8,693        $     665
   Accounts payable                                                        29,680           36,979
   Accrued liabilities                                                     45,368           49,797
   Contracts in progress with progress billings
      exceeding related earned revenues                                    43,532           53,314
   Income taxes payable                                                     4,798            4,942
                                                                        ---------        ---------
          Total current liabilities                                       132,071          145,697
                                                                        ---------        ---------
Long-term debt                                                             49,000           25,000
Other non-current liabilities                                              56,657           57,367
Minority interest in subsidiaries                                           5,293            4,851
                                                                        ---------        ---------
          Total liabilities                                               243,021          232,915
                                                                        ---------        ---------

Shareholders' equity
   Common stock, NLG .01 par value;
      authorized: 35,000,000 in 2000 and 1999;
      issued: 10,166,119 in 2000 and 11,295,687 in 1999;
      outstanding: 9,174,674 in 2000 and 10,272,982 in 1999                    60               67
   Additional paid-in capital                                              77,533           93,393
   Retained earnings                                                       46,516           44,621
   Stock held in Trust (Note 7)                                           (12,735)         (12,700)
   Treasury stock, at cost: 991,445 in 2000 and 1,022,705 in 1999         (15,840)         (13,729)
   Cumulative translation adjustment                                       (8,186)          (7,242)
                                                                        ---------        ---------
          Total shareholders' equity                                       87,348          104,410
                                                                        ---------        ---------
          Total liabilities and shareholders' equity                    $ 330,369        $ 337,325
                                                                        =========        =========







   The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

               CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                           THREE MONTHS
                                                                          ENDED MARCH 31,
                                                                       2000            1999
Cash flows from operating activities
   Net income                                                        $  2,452        $  4,226
   Adjustments to reconcile net income to net cash provided by operating activities
      Depreciation and amortization                                     4,379           4,436
      Increase/(decrease) in deferred income taxes                        348            (536)
      Gain on sale of property and equipment                             (633)           (546)
   Change in operating assets and liabilities (see below)             (21,987)        (27,974)
                                                                     --------        --------
      Net cash provided by operating activities                       (15,441)        (20,394)
                                                                     --------        --------
Cash flows from investing activities
   Cost of business acquisition, net of cash acquired (Note 3)         (9,190)           --
   Capital expenditures                                                (2,428)         (2,884)
   Proceeds from sale of property and equipment                         1,250             736
                                                                     --------        --------
      Net cash used in investing activities                           (10,368)         (2,148)
                                                                     --------        --------
Cash flows from financing activities
   Increase/(decrease) in notes payable                                 8,028            (427)
   Net borrowing under Revolving Credit Facility                       24,000          25,000
   Purchase of treasury stock                                         (18,528)         (2,682)
   Issuance of treasury stock                                             251           1,341
   Dividends paid                                                        (557)           (677)
                                                                     --------        --------
      Net cash used in financing activities                            13,194          22,555
                                                                     --------        --------
(Decrease)/increase in cash and cash equivalents                      (12,615)             13
Cash and cash equivalents, beginning of the year                       18,407           5,636
                                                                     --------        --------
Cash and cash equivalents, end of the period                         $  5,792        $  5,649
                                                                     ========        ========
Change in operating assets and liabilities
   Decrease in receivables, net                                      $  9,683        $ 12,937
   (Increase) in contracts in progress, net                           (14,762)        (26,899)
   (Decrease) in accounts payable                                      (8,244)         (3,482)
                                                                     --------        --------
      Change in contract capital                                      (13,323)        (17,444)
   (Increase) in other current assets                                  (1,737)         (3,401)
   (Decrease) in income taxes payable                                    (144)           (766)
   (Decrease) in accrued and other non-current liabilities             (5,573)         (5,884)
   (Increase) in other                                                 (1,210)           (479)
                                                                     --------        --------
        Total                                                        $(21,987)       $(27,974)
                                                                     ========        ========




  The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

               CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                 (IN THOUSANDS)


1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for Chicago Bridge & Iron Company N.V. and Subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 1999 Annual Report on Form 10-K of the Company.

In the opinion of the Company, all adjustments necessary to present fairly the financial position of the Company and the results of its operations and cash flows for the period then ended have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.


2. SIGNIFICANT ACCOUNTING POLICIES

Forward Contracts - Although the Company does not engage in currency speculation, it periodically uses forward contracts to hedge currency transactions. Gains or losses on forward contracts are included in income. At March 31, 2000, the Company had $2,946 of outstanding foreign currency exchange contracts to sell Dutch guilders, $688 of outstanding foreign currency exchange contracts to buy Canadian dollars, $528 of outstanding foreign currency exchange contracts to sell British pounds and $361 of outstanding foreign exchange contracts to buy Spanish pesetas. These forward contracts hedged intercompany loans utilized to finance non-U.S. subsidiaries and matured within 20 days after quarter end. At March 31, 2000, the Company also had a $1,841 outstanding foreign currency exchange contract to buy German marks. This forward contract hedges contract costs to be incurred in German marks with revenues to be earned in U.S. dollars and matured within 20 days after quarter end. The fair value of these forward contracts approximated their carrying value in the financial statements at March 31, 2000. The counterparties to the Company's forward contracts are major financial institutions, which the Company continually evaluates as to their creditworthiness. The Company has never experienced, nor does it anticipate, nonperformance by any of its counterparties.

New Accounting Standards - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by SFAS 137, is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires all derivative instruments be recorded on the balance sheet at their fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company has not yet determined the impact that the adoption of SFAS 133 will have on its earnings or statement of financial position. However, the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on its results of operations or its financial position.


3. ACQUISITION

On January 28, 2000, the Company purchased the assets and assumed certain liabilities of the business now known as CB&I Trusco Tank ("Trusco") for $9,190 (including acquisition costs). Trusco designs, fabricates and erects steel structures, including storage and shop-built tanks, and services municipal and industrial customers primarily in the water, wastewater and petroleum markets on the U.S. West Coast. This acquisition was accounted for under the purchase method of accounting. The purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition while the balance of $1,296 was recorded as goodwill and will be amortized over 40 years on a straight-line basis. The fair values of assets acquired and assumed liabilities are subject to final adjustment. Pro forma presentation of financial information has not been presented as this acquisition is not significant.


4. NOTES PAYABLE AND LONG-TERM DEBT

The weighted average interest rate on $8,693 of notes payable was 7.00% at March 31, 2000.

The weighted average interest rate on $49,000 of borrowings under the Company's Revolving Credit Facility was 6.87% at March 31, 2000.


5. COMPREHENSIVE INCOME
                                                    Three Months
                                                   Ended March 31,
                                                  2000         1999

Net income                                       $2,452       $4,226
Other comprehensive income, net of tax:
  Cumulative translation adjustment                (944)         (94)
                                                 ------       ------
Comprehensive income                             $1,508       $4,132
                                                 ======       ======

6. PER SHARE COMPUTATIONS
                                                         Three Months
                                                        Ended March 31,
                                                      2000          1999

Net income                                           $2,452       $ 4,226
                                                     ======       =======
Weighted average shares outstanding - Basic           9,527        11,363
    Effect of restricted stock units                    185           101
    Effect of stock options                              66             -
    Effect of performance share units                    22             9
    Effect of directors deferred fee shares              12             5
                                                     ------       -------
Weighted average shares outstanding - Diluted         9,812        11,478
                                                     ======       =======

Net income per share - Basic                          $0.26         $0.37
                                                      =====         =====
Net income per share - Diluted                        $0.25         $0.37
                                                      =====         =====

7. STOCK HELD IN TRUST

The restricted stock units transferred to this Trust in September 1999 were adjusted to 707,495 units during January. The increase of 1,935 units resulted from forfeitures under the Management Plan.


8. COMMON STOCK

At the Annual Meeting of Shareholders held on May 12, 1999, the shareholders authorized the Company to cancel shares of Common Stock held by the Company in its own share capital. On January 11, 2000, 1,129,568 shares of Common Stock owned by the Company were cancelled. The cost of the shares cancelled was $15,313.

9. SEGMENT INFORMATION
                                                             Three Months
                                                           Ended March 31,
                                                           2000          1999
New Business Taken
North America                                           $104,197      $ 87,562
Europe, Africa & Middle East                              40,188        54,443
Asia Pacific                                              14,003        31,761
Central & South America                                   52,538        19,617
                                                        --------      --------
     Total                                              $210,926      $193,383
                                                        ========      ========

Revenues
North America                                           $ 74,240      $ 72,648
Europe, Africa & Middle East                              43,210        41,277
Asia Pacific                                              16,167        20,383
Central & South America                                   21,882        36,373
                                                        --------      --------
     Total                                              $155,499      $170,681
                                                        ========      ========

Income (Loss) From Operations
North America                                           $  1,821      $  1,945
Europe, Africa & Middle East                               2,172         2,850
Asia Pacific                                                (936)          457
Central & South America                                    1,838         1,353
                                                        --------      --------
     Total                                              $  4,895      $  6,605
                                                        ========      ========

10. SUBSEQUENT EVENT

On May 8, 2000, 869,922 shares of Common Stock owned by the Company were cancelled, as authorized by shareholders on May 12, 1999. The cost of the shares cancelled was $13,852. After this cancellation, 100,000 shares remained in Treasury Stock.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION


The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes.

RESULTS OF OPERATIONS

For the three months ended March 31, 2000, new business taken increased 9% to $211 million compared with $193 million in 1999. New contract awards in the quarter included a $50 million award for process vessels and tankage for a Canadian oil sands project and a significant award for a liquefied natural gas
(LNG) storage tank in the Caribbean. The Company's outlook for new business taken remains optimistic with strong indications for more than $100 million in new projects. Backlog at March 31, 2000 was $561 million compared with $511 million at year-end 1999.

First quarter revenues were $155.5 million compared with $170.7 million in the first quarter of 1999. Higher revenues in North America and the Europe, Africa, Middle East region were offset by lower revenues in the Asia Pacific and Central and South America (CSA) regions, where work is winding down or has been completed on several significant projects that were active during the prior-year period. The Company expects improving volume from its growth initiatives will help offset lower revenues in Asia Pacific and CSA. The Company's revenues will fluctuate based on the changing project mix and are dependent on the level and timing of customer releases of new business, and on other matters such as project schedules.

Gross profit for the three months ended March 31, 2000 was $15.6 million, or 10.0% of revenues, compared with $18.0 million, or 10.5% of revenues, in the prior-year quarter. These results reflect lower absorption of costs due to reduced volume and competitive pricing in certain markets, partially offset by the positive impact of favorable experience in workers compensation and liability claims, resulting from the Company's continued success in improving workplace safety. The Company expects margins to be impacted by competitive pressure on standard product work, but also expects improvement as the year progresses from improving industry conditions and the release of larger, more profitable work.

Income from operations for the first quarter of 2000 was $4.9 million, or 3.1% of revenues, compared with $6.6 million, or 3.9% of revenues, for the first quarter of 1999. During the quarter the Company's investment in the start-up of UltraPure Systems reduced operating income by $1.6 million. The Company also incurred $0.8 million of severance costs during the quarter which will result in cost savings going forward. The Company is proactively managing its costs in response to economic conditions affecting its base business in certain markets.

Net income for the three months ended March 31, 2000 was $2.5 million or $0.25 per diluted share, compared with net income of $4.2 million or $0.37 per diluted share for the same period in 1999. The Company believes its 15% EPS growth target remains attainable, if it achieves the full benefits of its cost reduction program and volume increases in line with anticipated improving industry conditions.

FINANCIAL CONDITION

For the three months ended March 31, 2000, the Company used cash from operations of $15.4 million, primarily due to an increase in contract capital (accounts receivable plus net contracts in progress less accounts payable) resulting from contract terms and project life cycles, and the funding of employee benefit and incentive compensation programs. Capital expenditures were $2.4 million during the quarter. Cash and cash equivalents at the end of the first quarter were $5.8 million. Total debt was $58 million at the end of the period, up from $26 million at year-end 1999, reflecting approximately $28 million invested in the acquisition of Trusco Tank and the purchase of 1.2 million shares or 11.4% of shares outstanding as of year-end 1999.

The Company remains committed to implementing its strategy to create step-change growth in sustainable revenues and continues to target and pursue additional acquisition prospects, both large and small, that will help to meet its strategic initiatives. The financing of these transactions may come from cash, the issuance of securities or additional borrowing arrangements.

As previously reported, the Company continues to be impacted by the Tuban Project, a $2.5 billion petrochemical project in Tuban,West Java, Indonesia, where work remains suspended. At March 31, 2000, the Company's backlog related to this project was approximately $50 million. Similar to other major contractors involved in the project, the Company has received approval to redeploy certain material purchased for this project in order to reduce its costs. While the Company believes the Tuban Project remains viable, the $28.6 million outstanding net receivable has been recorded as a non-current asset in recognition of the continued suspension of this project. The Company believes work on the Tuban Project ultimately will resume, but no assurances can be given that this will happen, or even though the project resumes, that it will not have an adverse impact on the Company.

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

FORWARD LOOKING STATEMENTS

This discussion and analysis contains certain forward-looking statements that involve a number of risks and uncertainties. Actual events or results may differ materially from the Company's expectations. In addition to matters described herein, the uncertain timing of awards and contracts, project cancellation risks, operating risks, risks associated with fixed price contracts, risks associated with percentage of completion accounting, fluctuating revenues and cash flow, dependence on the petroleum and petrochemical industries, competitive conditions, the Tuban Project, Year 2000 issues, as well as risk factors detailed from time to time in the Company's filings with the Securities and Exchange Commission (including, but not limited to its Registration Statement on Form S-1 [File No.333-18065], as amended), may affect the actual results achieved by the Company. The Company does not undertake to update any forward-looking statement contained herein or that may be made from time to time by or on behalf of the Company.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material developments in the legal proceedings as described in Note 7 of the Notes to Consolidated Financial Statements submitted with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Annual Meeting of Shareholders of Chicago Bridge & Iron
         Company N.V. was held on May 11, 2000. The following matters were voted upon and adopted at the meeting:

             (i) Reappointment of J. Dennis Bonney, Gerald M. Glenn and Vincent
             L. Kontny as members of the Board of Supervisory Directors until the Annual Meeting of Shareholders in 2003, and until their successors have been duly appointed.

                 Nominees-J. Dennis Bonney   Gerald M. Glenn   Vincent L. Kontny
                 For             3,779,641         3,777,000           3,775,622
                 Against            11,718            11,579              15,777
                 Abstain             3,921             6,701               3,881

             (ii) The authorization to prepare the annual accounts and the report in the English language and the adoption of the Dutch Statutory Annual Accounts of the Company for the fiscal year ended December 31, 1999.

                 For          3,785,082
                 Against          1,183
                 Abstain          9,015

             (iii) The approval of distribution of profits for fiscal year ended December 31, 1999 in the amount of US$0.24 per share previously paid as common dividends.

                 For          3,785,198
                 Against            882
                 Abstain          9,200

             (iv) The approval to extend the authority of the Management Board to repurchase up to 30% of the issued share capital of the Company until November 11, 2001.

                 For        3,784,081
                 Against        3,118
                 Abstain        8,081

             (v) The approval to cancel shares to be acquired by the Company in its own share capital.

                 For        3,781,836
                 Against        4,463
                 Abstain        8,961

             (vi) The amendment of the Articles of Association to allow the Chairman of the meeting of shareholders to establish the rules of order and grant authorization to implement the amendment.

                 For        3,750,276
                 Against       40,399
                 Abstain        4,603

             (vii) To determine the compensation of Supervisory Directors who are not employees of the Company.

                 For        3,746,116
                 Against       37,663
                 Abstain       11,501

             (viii) The appointment of Arthur Andersen as the Company's independent public accountants for the fiscal year ending December 31, 2000.

                 For        3,788,957
                 Against        2,958
                 Abstain        3,365

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  27  Financial Data Schedule

         (b)      Reports on Form 8-K
                  The Company did not file a current report on Form 8-K during the three months ended March 31, 2000.

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






Date:  May 15, 2000