Form 10-Q
period 2000-06-30
CHICAGO BRIDGE & IRON CO N V
filed 2000-08-09
CIK 1027884

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended June 30, 2000

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

                        YES    X         NO
                            -------         -------


The number of shares outstanding of a single class of common stock as of June 30, 2000 - 9,201,782

               CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION
                                                                          Page
         Consolidated Financial Statements
                  Statements of Income
                  Three and Six Months Ended June 30, 2000 and 1999          3

                  Balance Sheets
                  June 30, 2000 and December 31, 1999                        4

                  Statements of Cash Flows
                  Six Months Ended June 30, 2000 and 1999                    5

                  Notes to Consolidated Financial Statements            6 - 10

                  Management's Discussion and Analysis of
                  Results of Operations and Financial Condition        11 - 13


PART II. OTHER INFORMATION                                                  14



SIGNATURE PAGE                                                              15

               CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)

                                                          THREE MONTHS                     SIX MONTHS
                                                          ENDED JUNE 30,                  ENDED JUNE 30,
                                                      2000           1999             2000           1999
Revenues                                              $157,582       $181,202         $313,081       $351,883

Cost of revenues                                       142,680        162,329          282,580        315,008
                                                  -------------  -------------    -------------  -------------
   Gross profit                                         14,902         18,873           30,501         36,875

Selling and administrative expenses                     11,739         11,927           23,076         23,870
Other operating income, net                             (1,436)          (505)          (2,069)        (1,051)
                                                  -------------  -------------    -------------  -------------
   Income from operations                                4,599          7,451            9,494         14,056

Interest expense                                        (1,466)          (774)          (2,437)        (1,330)
Interest income                                            170            195              265            463
                                                  -------------  -------------    -------------  -------------
   Income before taxes and minority interest             3,303          6,872            7,322         13,189

Income tax expense                                        (925)        (2,062)          (2,050)        (3,957)
                                                  -------------  -------------    -------------  -------------
   Income before minority interest                       2,378          4,810            5,272          9,232

Minority interest in (income) loss                        (425)          (444)            (867)          (640)
                                                  -------------  -------------    -------------  -------------
   Net income                                           $1,953         $4,366           $4,405         $8,592
                                                  =============  =============    =============  =============

Net income per share
        Basic                                           $ 0.21         $ 0.39           $ 0.47         $ 0.76
        Diluted                                         $ 0.21         $ 0.38           $ 0.46         $ 0.75

Weighted average shares outstanding
        Basic                                            9,198         11,296            9,363         11,329
        Diluted                                          9,447         11,409            9,630         11,445

Dividends on shares
   Amount                                                 $552           $677           $1,109         $1,354
   Per share                                            $ 0.06         $ 0.06           $ 0.12         $ 0.12




 The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.




               CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                            JUNE 30,         DECEMBER 31,
                           ASSETS                                             2000               1999
Current assets
      Cash and cash equivalents                                                 $7,789            $18,407
      Accounts receivable, net of allowance for doubtful
           accounts of $952 in 2000 and $1,054 in 1999                          97,319             93,811
      Contracts in progress with earned revenues
           exceeding related progress billings                                  43,619             48,486
      Other current assets                                                       9,531              7,359
                                                                        ---------------     --------------
                Total current assets                                           158,258            168,063
                                                                        ---------------     --------------

Property and equipment                                                         105,085            104,600
Goodwill                                                                        20,873             18,010
Long-term receivable, net                                                       28,318             28,739
Other non-current assets                                                        21,058             17,913

                                                                        ---------------     --------------
                Total assets                                                  $333,592           $337,325
                                                                        ===============     ==============


                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
      Notes payable                                                             $1,039               $665
      Accounts payable                                                          46,216             44,517
      Accrued liabilities                                                       35,722             42,259
      Contracts in progress with progress billings
           exceeding related earned revenues                                    43,340             53,314
      Income taxes payable                                                       3,216              4,942

                                                                        ---------------     --------------
                Total current liabilities                                      129,533            145,697
                                                                        ---------------     --------------

Long-term debt                                                                  54,400             25,000
Other non-current liabilities                                                   55,045             57,367
Minority interest in subsidiaries                                                5,725              4,851

                                                                        ---------------     --------------
                Total liabilities                                              244,703            232,915
                                                                        ---------------     --------------

Shareholders' equity
      Common stock, NLG .01 par value;
           authorized: 35,000,000 in 2000 and 1999;
           issued: 9,296,197 in 2000 and 11,295,687 in 1999;
           outstanding: 9,201,782 in 2000 and 10,272,982 in 1999                    55                 67
      Additional paid-in capital                                                63,615             93,393
      Retained earnings                                                         47,917             44,621
      Stock held in Trust (Note 6)                                             (12,735)           (12,700)
      Treasury stock, at cost: 94,415 in 2000 and 1,022,705 in 1999             (1,555)           (13,729)
      Cumulative translation adjustment                                         (8,408)            (7,242)

                                                                        ---------------     --------------
                Total shareholders' equity                                      88,889            104,410
                                                                        ---------------     --------------

                                                                        ---------------     --------------
                Total liabilities and shareholders' equity                    $333,592           $337,325
                                                                        ===============     ==============



 The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.


                          CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (in thousands)

                                                                                     SIX MONTHS
                                                                                   ENDED JUNE 30,
                                                                                2000            1999
Cash flows from operating activities
      Net income                                                                   $4,405         $8,592
      Adjustments to reconcile net income to net cash provided by operating activities
           Depreciation and amortization                                            8,818          8,811
           (Decrease) in deferred income taxes                                       (361)          (928)
           Gain on sale of property and equipment                                  (2,069)        (1,051)
      Change in operating assets and liabilities (see below)                      (17,239)       (23,657)
                                                                            --------------   ------------
           Net cash provided by operating activities                               (6,446)        (8,233)
                                                                            --------------   ------------

Cash flows from investing activities
      Cost of business acquisition, net of cash acquired (Note 2)                 (11,489)             -
      Capital expenditures                                                         (7,103)        (6,496)
      Proceeds from sale of property and equipment                                  3,770          1,637
                                                                            --------------   ------------
           Net cash used in investing activities                                  (14,822)        (4,859)
                                                                            --------------   ------------

Cash flows from financing activities
      Increase/(decrease) in notes payable                                            359         (1,941)
      Net borrowing under Revolving Credit Facility                                29,400         21,000
      Purchase of treasury stock                                                  (18,559)        (3,138)
      Issuance of treasury stock                                                      559          1,279
      Dividends paid                                                               (1,109)        (1,354)
                                                                            --------------   ------------
           Net cash used in financing activities                                   10,650         15,846
                                                                            --------------   ------------

(Decrease)/increase in cash and cash equivalents                                  (10,618)         2,754
Cash and cash equivalents, beginning of the year                                   18,407          5,636
                                                                            --------------   ------------
Cash and cash equivalents, end of the period                                       $7,789         $8,390
                                                                            ==============   ============


Change in operating assets and liabilities
      Decrease in receivables, net                                                 $2,136         $7,806
      (Increase) in contracts in progress, net                                     (5,571)       (21,854)
      Increase/(decrease) in accounts payable                                         304         (3,914)
                                                                            --------------   ------------
           Change in contract capital                                              (3,131)       (17,962)
      (Increase)/decrease in other current assets                                  (1,655)           459
      (Decrease) in income taxes payable                                           (1,726)        (2,651)
      (Decrease) in accrued and other non-current liabilities                      (9,299)        (6,169)
      (Increase)/decrease in other                                                 (1,428)         2,666
                                                                            --------------   ------------
           Total                                                                 $(17,239)      $(23,657)
                                                                            ==============   ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.


               CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                      (in thousands, except per share data)


1.   SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited consolidated financial statements for Chicago Bridge & Iron Company N.V. and Subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 1999 Annual Report on Form 10-K of the Company.

In the opinion of the Company, all adjustments necessary to present fairly the financial position of the Company and the results of its operations and cash flows for the period then ended have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Forward Contracts - Although the Company does not engage in currency speculation, it periodically uses forward contracts to hedge currency transactions. Gains or losses on forward contracts are included in income. At June 30, 2000, the Company had $3,788 of outstanding foreign currency exchange contracts to buy Euros, $2,144 of outstanding foreign currency exchange contracts to sell Dutch guilders, $2,037 of outstanding foreign currency exchange contracts to buy Canadian dollars, $225 of outstanding foreign currency exchange contracts to buy British pounds and $224 of outstanding foreign exchange contracts to buy Spanish pesetas. These forward contracts hedged intercompany loans utilized to finance non-U.S. subsidiaries and matured within 20 days after quarter end. The fair value of these forward contracts approximated their carrying value in the financial statements at June 30, 2000. The counterparties to the Company's forward contracts are major financial institutions, which the Company continually evaluates as to their creditworthiness. The Company has never experienced, nor does it anticipate, nonperformance by any of its counterparties.

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

Reclassification of Prior Year Balances - Certain prior year balances have been reclassified to conform with current year presentation.

2.   ACQUISITIONS

On May 17, 2000, the Company purchased the assets and assumed certain liabilities of Pacific Pure Water Asia Pte Ltd. ("Pacific Pure") for $2.2 million. Pacific Pure provides ultra pure systems for customers in the microelectronics, pharmaceutical and biotechnology industries. The purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition and the balance of $1.8 million was recorded as goodwill.

On January 28, 2000, the Company purchased the assets and assumed certain liabilities of the business now known as CB&I Trusco Tank ("Trusco") for $9.3 million. Trusco designs, fabricates and erects steel structures, including storage and shop-built tanks, and services municipal and industrial customers primarily in the water, wastewater and petroleum markets on the U.S. West Coast. The purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition and the balance of $1.4 million was recorded as goodwill.

These acquisitions were accounted for under the purchase method of accounting. Goodwill is amortized on a straight-line basis over periods ranging from 7 to 40 years. The fair values of assets acquired and assumed liabilities are subject to final adjustment. Pro forma presentation of financial information has not been presented as these acquisitions were not significant.


3.   NOTES PAYABLE AND LONG-TERM DEBT

The weighted average interest rate on $1,039 of notes payable was 8.77% at June 30, 2000.

The weighted average interest rate on $54,400 of borrowings under the Company's Revolving Credit Facility was 7.42% at June 30, 2000.

4.   COMPREHENSIVE INCOME

                                                       Three Months                  Six Months
                                                      Ended June 30,               Ended June 30,
                                                   2000           1999          2000           1999
Net income                                         $1,953       $ 4,366        $4,405        $ 8,592
Other comprehensive income, net of tax:
   Cumulative translation adjustment                 (222)        1,144        (1,166)         1,050
                                                   ------       -------        ------        -------
Comprehensive income                               $1,731       $ 5,510        $3,239        $ 9,642
                                                   ======       =======        ======        =======

5.   PER SHARE COMPUTATIONS
                                                       Three Months                  Six Months
                                                      Ended June 30,               Ended June 30,
                                                   2000           1999          2000           1999

Net income                                         $1,953       $ 4,366        $4,405        $ 8,592
                                                   ======       =======        ======        =======
Weighted average shares outstanding - Basic         9,198        11,296         9,363         11,329
    Effect of restricted stock units                  181           105           184            104
    Effect of stock options                            55             1            60              1
    Effect of directors deferred fee shares            13             7            12              6
    Effect of performance share units                   -             -            11              5
                                                   ------       -------        ------        -------
Weighted average shares outstanding - Diluted       9,447        11,409         9,630         11,445
                                                   ======       =======        ======        =======

Net income per share - Basic                       $ 0.21       $  0.39        $ 0.47        $  0.76
                                                   ======       =======        ======        =======
Net income per share - Diluted                     $ 0.21       $  0.38        $ 0.46        $  0.75
                                                   ======       =======        ======        =======

6.   STOCK HELD IN TRUST

The restricted stock units transferred to this Trust in September 1999 were adjusted to 707,495 units during January. The increase of 1,935 units resulted from forfeitures under the Management Plan.

7.   COMMON STOCK

On May 8, 2000, 869,922 shares of Common Stock owned by the Company were cancelled. The cost of the shares cancelled was $13,852.

On January 11, 2000, 1,129,568 shares of Common Stock owned by the Company were cancelled. The cost of the shares cancelled was $15,313.

8.   SEGMENT INFORMATION

                                              Three Months                  Six Months
                                              Ended June 30,              Ended June 30,
                                            2000           1999          2000           1999
New Business Taken
North America                             $135,196      $ 68,605      $239,393       $156,167
Europe, Africa & Middle East                 6,330        99,492        46,518        153,935
Asia Pacific                                15,123        17,203        29,126         48,964
Central & South America                      9,479        16,744        62,017         36,361
                                          --------      --------      --------       --------
     Total                                $166,128      $202,044      $377,054       $395,427
                                          ========      ========      ========       ========

Revenues
North America                             $ 73,792      $ 82,443      $148,032       $155,091
Europe, Africa & Middle East                50,613        34,237        93,823         75,514
Asia Pacific                                16,038        22,109        32,205         42,492
Central & South America                     17,139        42,413        39,021         78,786
                                          --------      --------      --------       --------
     Total                                $157,582      $181,202      $313,081       $351,883
                                          ========      ========      ========       ========

Income (Loss) From Operations
North America                             $  1,933      $  2,352      $  3,754       $  4,297
Europe, Africa & Middle East                 1,593           819         3,765          3,669
Asia Pacific                                   277           806          (659)         1,263
Central & South America                        796         3,474         2,634          4,827
                                          --------      --------      --------       --------
     Total                                $  4,599      $  7,451      $  9,494       $ 14,056
                                          ========      ========      ========       ========


9.   SUBSEQUENT EVENTS

Acquisition - On July 30, 2000, the Company signed a definitive agreement to acquire Howe-Baker International, Inc. in a transaction valued at approximately $145 million, excluding the value of future earnout obligations assumed under the agreement. Howe-Baker is a leading U.S.-based engineering and construction firm specializing in the design and construction of hydrocarbon processing plants for customers in the refining, petrochemical and natural gas processing industries. The Company expects to account for the acquisition under the purchase method of accounting. Completion of the transaction, expected during the fourth quarter of this year, is subject to shareholder and regulatory approval.

Under the terms of the transaction, CB&I will pay $28 million in cash, assume $5.7 million in debt and issue 8.1 million shares of common stock which will be conveyed to the seller, WEDGE Group Incorporated, a private investment firm that owns 100% of Howe-Baker International. WEDGE, in a simultaneous transaction, has agreed to sell 4.3 million shares of CB&I common stock to First Reserve Corporation at a price of $16.25 per share. Consummation of the First Reserve transaction is not a condition to consummation of the WEDGE transaction. First Reserve is a private equity fund manager specializing in the energy industry with over $1.7 billion under management.

Upon completion of the contemplated transactions, WEDGE, which already owns 400,000 shares of CB&I stock, will hold 24% of CB&I's outstanding shares, and First Reserve will hold 24.5%. WEDGE and First Reserve have agreed to a shareholder agreement with CB&I covering board representation, standstill provisions, voting restrictions and transfer restrictions. WEDGE and First Reserve will each nominate two candidates for election to CB&I's Supervisory Board, which will expand from eight to 12 members. A special meeting of CB&I shareholders will be held to seek approval of the various elements of the transaction.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes.

RESULTS OF OPERATIONS

For the three months ended June 30, 2000, the Company reported new business taken of $166 million compared with $202 million in the year-earlier period. New contract awards in North America dominated the quarter's new business and included process vessels and tankage for a large wastewater treatment project, two projects for the electric power industry and a significant number of elevated tank projects for the water services market. Some of the Company's customers have delayed new project awards and there continues to be a severe shortage of attractive opportunities in the Company's core business. For the six months ended June 30, 2000, new business taken was $377 million compared with $395 million in the first half of 1999. Backlog at June 30, 2000 increased to $556 million, compared with a $511 million backlog at year-end 1999.

Revenues for the second quarter of 2000 were $157.6 million compared with $181.2 million in the second quarter of 1999. The decline was due to slower than expected release of existing large projects and the lower level of new business. Revenues for the first six months of 2000 were $313.1 million compared with $351.9 million for the first half of 1999. The Company's revenues fluctuate based on the changing project mix and are dependent on the level and timing of customer releases of new business, and on other matters such as project schedules.

Gross profit for the three months ended June 30, 2000 was $14.9 million, or 9.5% of revenues, compared with $18.9 million, or 10.4% of revenues, in the prior year quarter. The decline was due to lower volume, severance costs to adjust manpower and the impact of new business start-up costs. Gross profit for the first half of 2000 was $30.5 million, or 9.7% of revenues, compared with $36.9 million, or 10.5% of revenues, for the first six months of 1999.

Income from operations for the second quarter of 2000 was $4.6 million compared with operating income of $7.5 million for the second quarter of 1999. Contributing to the decline was lower volume in the Company's U.S. merit shop operation and in the Central and South America region. Second quarter earnings were also affected by a gain on the sale of assets of $1.4 million; severance costs totaling $0.7 million; and by the Company's continued investment in the start-up of its high-purity piping business, which had a $1.8 million negative impact during the quarter. Income from operations for the first six months of 2000 was $9.5 million compared with $14.1 million in the first half of 1999.

Net income for the three months ended June 30, 2000 was $2.0 million or $0.21 per diluted share, compared with net income of $4.4 million or $0.38 per diluted share for the same period in 1999. Net income for the first six months of 2000 was $4.4 million or $0.46 per diluted share, compared with net income of $8.6 million or $0.75 per diluted share for the first half of 1999.

Due to delays in the full release of some existing major projects and a slower than expected upturn in the Company's core business, CB&I has revised its outlook for revenues and earnings per share for the year. The Company now expects revenues for the full year 2000 to be in the low- to mid-$600 million range. Full-year EPS is expected to be between $0.90 to $1.00 per share. This outlook does not include the pending acquisition of Howe-Baker International, Inc. (Note 9). This transaction is expected to close in the fourth quarter and will not have a significant impact on full-year 2000 EPS.


FINANCIAL CONDITION

Cash and cash equivalents at the end of the second quarter were $7.8 million compared to $18.4 million at the end of 1999. Total debt stood at $55.4 million at the end of the period, compared with $57.7 million at the end of the first quarter 2000 and $25.7 million at the end of 1999. The net increase in debt levels, during the six months ended June 30, 2000, reflects the cost of the Company's business acquisitions of $11.5 million and the purchase of 1.2 million shares of CB&I stock for $18.6 million. Capital expenditures were $4.7 million during the quarter, bringing the year-to-date total to $7.1 million. During the three months ended June 30, 2000, the Company generated cash from operations of $9.0 million, resulting in cash used from operations of $6.4 million for the first half of 2000.

The acquisition of Howe-Baker will require the Company to modify or replace its existing Revolving Credit Facility to meet its financing requirements. The Company does not anticipate any difficulties in securing the needed modifications or replacement of this Revolving Credit Facility. The Company continues to implement its strategy to create step-change growth in sustainable revenues and to target and pursue additional acquisition prospects, both large and small, that will help to meet its strategic initiatives. The financing of these transactions may come from cash, the issuance of securities or additional borrowing arrangements.

As previously reported, the Company continues to be impacted by the Tuban Project, a $2.5 billion petrochemical project in Tuban, West Java, Indonesia, where work remains suspended. At June 30, 2000, the Company's backlog related to this project was approximately $50 million. Similar to other major contractors involved in the project, the Company has received approval to redeploy certain material purchased for this project in order to reduce its costs. While the Company believes the Tuban Project remains viable, the $28.3 million outstanding net receivable has been recorded as a non-current asset in recognition of the continued suspension of this project. While the Company is hopeful that work on the Tuban Project will ultimately resume, the Company has no indication that it will restart in the near term. No assurances can be given that this will happen, or even though the project resumes, that it will not have an adverse impact on the Company.

Management anticipates that by utilizing cash generated from operations and funds provided under the Revolving Credit Facility or its replacement, the Company will be able to meet its working capital and capital expenditure needs for at least the next 24 months.

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


FORWARD LOOKING STATEMENTS

This discussion and analysis contains certain forward-looking statements that involve a number of risks and uncertainties. Actual events or results may differ materially from the Company's expectations. In addition to matters described herein, the uncertain timing of awards and contracts, project cancellation risks, operating risks, risks associated with fixed price contracts, risks associated with percentage of completion accounting, fluctuating revenues and cash flow, dependence on the petroleum and petrochemical industries, competitive conditions, the Tuban Project, no assurance that there will be a successful closing and integration of the acquisition of Howe-Baker International, Inc., and no assurance that the Company will be successful in modifying or replacing its existing Revolving Credit Facility to meet its financing requirements, as well as risk factors detailed from time to time in the Company's filings with the Securities and Exchange Commission (including, but not limited to its Registration Statement on Form S-1 [File No.333-18065], as amended), may affect the actual results achieved by the Company. The Company does not undertake to update any forward-looking statement contained herein or that may be made from time to time by or on behalf of the Company.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments in the legal proceedings as described in Note 7 of the Notes to Consolidated Financial Statements submitted with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.


Item 6. Exhibits and Reports on Form 8-K

        (a)   Exhibits

              27  Financial Data Schedule

        (b)   Reports on Form 8-K
              The Company did not file a current report on Form 8-K during the six months ended June 30, 2000.

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



Date:  August 9, 2000