Form 10-Q
period 2000-09-30
CHICAGO BRIDGE & IRON CO N V
filed 2000-11-14
CIK 1027884

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended September 30, 2000

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

The number of shares outstanding of a single class of common stock as of September 30, 2000 - 9,250,149

               CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION
                                                                            Page
         Consolidated Financial Statements
             Statements of Income
             Three and Nine Months Ended September 30, 2000 and 1999           3

             Balance Sheets
             September 30, 2000 and December 31, 1999                          4

             Statements of Cash Flows
             Nine Months Ended September 30, 2000 and 1999                     5

             Notes to Consolidated Financial Statements                   6 - 11

             Management's Discussion and Analysis of
             Results of Operations and Financial Condition               12 - 15

PART II. OTHER INFORMATION                                                    16

SIGNATURE PAGE                                                                17

               CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                        THREE MONTHS                 NINE MONTHS
                                                      ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                     2000           1999           2000           1999
Revenues                                           $ 157,633      $ 157,195      $ 470,714      $ 509,078

Cost of revenues                                     143,904        139,189        426,484        454,197
                                                   ---------      ---------      ---------      ---------
     Gross profit                                     13,729         18,006         44,230         54,881

Selling and administrative expenses                   11,379         11,870         34,455         35,740
Other operating income, net                             (297)        (1,170)        (2,366)        (2,221)
                                                   ---------      ---------      ---------      ---------
     Income from operations                            2,647          7,306         12,141         21,362

Interest expense                                      (1,340)          (827)        (3,777)        (2,157)
Interest income                                           64            101            329            564
                                                   ---------      ---------      ---------      ---------
     Income before taxes and minority interest         1,371          6,580          8,693         19,769

Income tax expense                                      (384)        (1,578)        (2,434)        (5,535)
                                                   ---------      ---------      ---------      ---------
     Income before minority interest                     987          5,002          6,259         14,234

Minority interest in loss (income)                       231           (299)          (636)          (939)
                                                   ---------      ---------      ---------      ---------
     Net income                                    $   1,218      $   4,703      $   5,623      $  13,295
                                                   =========      =========      =========      =========
Net income per share
     Basic                                         $    0.13      $    0.43      $    0.60      $    1.19
     Diluted                                       $    0.13      $    0.42      $    0.59      $    1.17

Weighted average shares outstanding
     Basic                                             9,235         10,938          9,320         11,197
     Diluted                                           9,432         11,139          9,563         11,339

Dividends on shares
     Amount                                        $     554      $     636      $   1,663      $   1,990
     Per share                                     $    0.06      $    0.06      $    0.18      $    0.18


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

               CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       SEPTEMBER 30,  DECEMBER 31,
                              ASSETS                                      2000           1999
Current assets
      Cash and cash equivalents                                         $   7,401      $  18,407
      Accounts receivable, net of allowance for doubtful
           accounts of $1,010 in 2000 and $1,054 in 1999                   93,797         93,811
      Contracts in progress with earned revenues
           exceeding related progress billings                             48,679         48,486
      Other current assets                                                  9,765          7,359
                                                                        ---------      ---------
                Total current assets                                      159,642        168,063
                                                                        ---------      ---------
 Property and equipment                                                   103,105        104,600
 Goodwill                                                                  20,766         18,010
 Long-term receivable, net                                                 28,173         28,739
 Other non-current assets                                                  21,978         17,913

                                                                        ---------      ---------
                Total assets                                            $ 333,664      $ 337,325
                                                                        =========      =========

                LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities
      Notes payable                                                     $     212      $     665
      Accounts payable                                                     40,311         44,517
      Accrued liabilities                                                  37,431         42,259
      Contracts in progress with progress billings
           exceeding related earned revenues                               47,079         53,314
      Income taxes payable                                                  2,329          4,942
                                                                        ---------      ---------
                Total current liabilities                                 127,362        145,697
                                                                        ---------      ---------

 Long-term debt                                                            55,400         25,000
 Other non-current liabilities                                             56,075         57,367
 Minority interest in subsidiaries                                          5,454          4,851
                                                                        ---------      ---------
                Total liabilities                                         244,291        232,915
                                                                        ---------      ---------

 Shareholders' equity
      Common stock, NLG .01 par value;
           authorized: 35,000,000 in 2000 and 1999;
           issued: 9,296,197 in 2000 and 11,295,687 in 1999;
           outstanding: 9,250,149 in 2000 and 10,272,982 in 1999               55             67
      Additional paid-in capital                                           63,362         93,393
      Retained earnings                                                    48,581         44,621
      Stock held in Trust (Note 6)                                        (12,735)       (12,700)
      Treasury stock, at cost: 46,048 in 2000 and 1,022,705 in 1999          (752)       (13,729)
      Cumulative translation adjustment                                    (9,138)        (7,242)
                                                                        ---------      ---------
                Total shareholders' equity                                 89,373        104,410
                                                                        ---------      ---------

                                                                        ---------      ---------
                Total liabilities and shareholders' equity              $ 333,664      $ 337,325
                                                                        =========      =========


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

               CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           NINE MONTHS
                                                                        ENDED SEPTEMBER 30,
                                                                        2000          1999
Cash flows from operating activities
      Net income                                                      $  5,623      $ 13,295
      Adjustments to reconcile net income to net cash provided by operating activities
           Depreciation and amortization                                13,269        13,127
           (Decrease) in deferred income taxes                            (649)         (928)
           Gain on sale of property and equipment                       (2,366)       (1,946)
      Change in operating assets and liabilities (see below)           (19,854)      (33,393)
                                                                      --------      --------
           Net cash used in operating activities                        (3,977)       (9,845)
                                                                      --------      --------
Cash flows from investing activities
      Cost of business acquisition, net of cash acquired (Note 2)      (11,570)            -
      Capital expenditures                                              (9,812)      (10,175)
      Proceeds from sale of property and equipment                       3,949         4,464
                                                                      --------      --------
           Net cash used in investing activities                       (17,433)       (5,711)
                                                                      --------      --------
Cash flows from financing activities
      (Decrease)/increase in notes payable                                (468)        6,135
      Net borrowing under Revolving Credit Facility                     30,400        26,000
      Purchase of treasury stock                                       (18,671)      (15,085)
      Issuance of treasury stock                                           806         1,521
      Dividends paid                                                    (1,663)       (1,990)
                                                                      --------      --------
           Net cash provided by financing activities                    10,404        16,581
                                                                      --------      --------
(Decrease)/increase in cash and cash equivalents                       (11,006)        1,025
Cash and cash equivalents, beginning of the year                        18,407         5,636
                                                                      --------      --------
Cash and cash equivalents, end of the period                          $  7,401      $  6,661
                                                                      ========      ========
Change in operating assets and liabilities
      Decrease in receivables, net                                    $  5,658      $  1,744
      (Increase) in contracts in progress, net                          (6,892)      (20,722)
      (Decrease) in accounts payable                                    (5,600)       (8,326)
                                                                      --------      --------
           Change in contract capital                                   (6,834)      (27,304)
      (Increase) in other current assets                                (1,889)       (1,765)
      (Decrease) in income taxes payable                                (2,613)       (1,520)
      (Decrease) in accrued and other non-current liabilities           (6,560)       (3,930)
      (Increase)/decrease in other                                      (1,958)        1,126
                                                                      --------      --------
           Total                                                      $(19,854)     $(33,393)
                                                                      ========      ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

               CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


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

Forward Contracts - Although the Company does not engage in currency speculation, it periodically uses forward contracts to hedge currency transactions. Gains or losses on forward contracts are included in income. At September 30, 2000, the Company had $5,487 of outstanding foreign currency exchange contracts to buy Euros, $2,357 of outstanding foreign currency exchange contracts to buy Canadian dollars, $2,258 of outstanding foreign currency exchange contracts to sell Dutch guilders, $352 of outstanding foreign currency exchange contracts to sell British pounds and $65 of outstanding foreign exchange contracts to buy Spanish pesetas. These forward contracts hedged intercompany loans utilized to finance non-U.S. subsidiaries and matured within 20 days after quarter end. The fair value of these forward contracts approximated their carrying value in the financial statements at September 30, 2000. The counterparties to the Company's forward contracts are major financial institutions, which the Company continually evaluates as to their creditworthiness. The Company has never experienced, nor does it anticipate, nonperformance by any of its counterparties.

New Accounting Standards - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires all derivative instruments be recorded on the balance sheet at their fair value and that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company has not yet determined the impact that the adoption of SFAS 133 will have on its earnings or statement of financial position. However, the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on its results of operations or its financial position.

Reclassification of Prior Year Balances - Certain prior year balances have been reclassified to conform with current year presentation.

2. ACQUISITIONS

On May 17, 2000, the Company purchased the assets and assumed certain liabilities of Pacific Pure Water Asia Pte Ltd. ("Pacific Pure") for approximately $2,300. Pacific Pure provides ultra pure systems for customers in the microelectronics, pharmaceutical and biotechnology industries. The purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition and the balance of approximately $1,800 was recorded as goodwill.

On January 28, 2000, the Company purchased the assets and assumed certain liabilities of the business now known as CB&I Trusco Tank ("Trusco") for approximately $9,300. Trusco designs, fabricates and erects steel structures, including storage and shop-built tanks, and services municipal and industrial customers primarily in the water, wastewater and petroleum markets on the U.S. West Coast. The purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition and the balance of approximately $1,400 was recorded as goodwill.

These acquisitions were accounted for under the purchase method of accounting. Goodwill is amortized on a straight-line basis over periods ranging from 7 to 40 years. The fair values of assets acquired and assumed liabilities are subject to final adjustment. Pro forma presentation of financial information has not been presented as these acquisitions were not significant.

3. NOTES PAYABLE AND LONG-TERM DEBT

The weighted average interest rate on $212 of notes payable was 8.83% at September 30, 2000.

The weighted average interest rate on $55,400 of borrowings under the Company's Revolving Credit Facility was 7.42% at September 30, 2000.

4. COMPREHENSIVE INCOME

                                                     Three Months             Nine Months
                                                  Ended September 30,     Ended September 30,
                                                   2000        1999        2000        1999
Net income                                        $ 1,218     $ 4,703     $ 5,623     $13,295
Other comprehensive income, net of tax:
   Cumulative translation adjustment                 (730)       (488)     (1,896)        562
                                                  -------     -------     -------     -------
Comprehensive income                              $   488     $ 4,215     $ 3,727     $13,857
                                                  =======     =======     =======     =======

5. PER SHARE COMPUTATIONS
   (shares in thousands)

                                                     Three Months             Nine Months
                                                  Ended September 30,     Ended September 30,
                                                   2000        1999        2000        1999
Net income                                        $ 1,218     $ 4,703     $ 5,623     $13,295
                                                  =======     =======     =======     =======
Weighted average shares outstanding - Basic         9,235      10,938       9,320      11,197
    Effect of restricted stock units                  158         170         174         126
    Effect of stock options                            25          23          48           6
    Effect of directors deferred fee shares            14           8          14           7
    Effect of performance share units                   -           -           7           3
                                                  -------     -------     -------     -------
Weighted average shares outstanding - Diluted       9,432      11,139       9,563      11,339
                                                  =======     =======     =======     =======

Net income per share - Basic                      $  0.13     $  0.43     $  0.60     $  1.19
                                                  =======     =======     =======     =======
Net income per share - Diluted                    $  0.13     $  0.42     $  0.59     $  1.17
                                                  =======     =======     =======     =======

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

8. SEGMENT INFORMATION

                                        Three Months                 Nine Months
                                     Ended September 30,          Ended September 30,
                                     2000           1999          2000          1999
New Business Taken
North America                     $  73,640      $  96,226     $ 313,033     $ 252,393
Europe, Africa & Middle East         10,241         17,338        56,759       171,273
Asia Pacific                         13,908         14,044        43,034        63,008
Central & South America              77,092          9,222       139,109        45,583
                                  ---------      ---------     ---------     ---------
     Total                        $ 174,881      $ 136,830     $ 551,935     $ 532,257
                                  =========      =========     =========     =========
Revenues
North America                     $  92,293      $  66,101     $ 240,325     $ 221,192
Europe, Africa & Middle East         37,505         37,453       131,328       112,967
Asia Pacific                         13,849         25,664        46,054        68,156
Central & South America              13,986         27,977        53,007       106,763
                                  ---------      ---------     ---------     ---------
     Total                        $ 157,633      $ 157,195     $ 470,714     $ 509,078
                                  =========      =========     =========     =========
Income (Loss) From Operations
North America                     $   1,834      $     324     $   5,588     $   4,621
Europe, Africa & Middle East            169          2,406         3,934         6,075
Asia Pacific                          1,187          1,445           528         2,708
Central & South America                (543)         3,131         2,091         7,958
                                  ---------      ---------     ---------     ---------
     Total                        $   2,647      $   7,306     $  12,141     $  21,362
                                  =========      =========     =========     =========

9. UPDATE ON PENDING HOWE-BAKER ACQUISITION

On July 30, 2000, the Company signed a definitive agreement to acquire Howe-Baker International, Inc. ("HBI") in a transaction valued at approximately $145,000, excluding the value of future earnout obligations assumed under the agreement. HBI is a leading U.S.-based engineering and construction firm specializing in the design and construction of hydrocarbon processing plants for customers in the refining, petrochemical and natural gas processing industries. The Company expects to account for the acquisition under the purchase method of accounting. Completion of the transaction is expected during the fourth quarter of this year, pending shareholder approval.

Under the terms of the transaction, the Company will pay $28,000 in cash, assume $5,700 in debt and issue 8.1 million shares of Common Stock which will be conveyed to the seller, WEDGE Group Incorporated, a private investment firm that owns 100% of HBI. As part of the definitive agreement, excess working capital as defined, will be returned to WEDGE at close. To the extent working capital exceeds cash on HBI's Balance Sheet at close, the Company would be required to fund the shortfall. WEDGE, in a simultaneous transaction, has agreed to sell 4.3 million shares of CB&I Common Stock to First Reserve Corporation at a price of $16.25 per share, subject to adjustment. Consummation of the First Reserve transaction is not a condition to consummation of the WEDGE transaction. First Reserve is a private equity fund manager specializing in the energy industry with over $1.7 billion under management.

Upon completion of the contemplated transactions, WEDGE, which already owns 400,000 shares of CB&I stock, will hold approximately 24% of CB&I's outstanding shares, and First Reserve will hold approximately 24.5%. WEDGE and First Reserve have agreed to a shareholder agreement with CB&I covering board representation, standstill provisions, voting restrictions and transfer restrictions. WEDGE and First Reserve will each nominate two candidates for election to CB&I's Supervisory Board, which will expand from eight to 12 members. A special meeting of CB&I shareholders is expected to be held in December 2000 seeking approval of the various elements of the transaction.

10. UPDATE ON POTENTIAL PURCHASE OF PDM ENGINEERED CONSTRUCTION AND WATER DIVISIONS

On August 29, 2000, the Company announced that it had signed a letter of intent to acquire the Engineered Construction Division and the Water Division (the "PDM Divisions") of Pitt-Des Moines, Inc. of The Woodlands, Texas (the "PDM Transaction").

PDM's Engineered Construction Division, headquartered in Houston, engineers, fabricates and constructs liquid and cryogenic storage tanks and systems, process systems, and specialty plate structures for the petroleum, petrochemical, cryogenic, liquid natural gas, defense and aerospace industries. This Division employs approximately 600 people and generated 1999 revenues of approximately $186,000. PDM's Water Division, headquartered in Pittsburgh, designs, fabricates and constructs water storage tank projects that include both conventional styles (such as ground storage reservoirs and standpipes, steel elevated tanks and composite elevated tanks) and innovative styles designed for specific applications. This Division employs approximately 400 people and generated 1999 revenues of approximately $95,000.

Consummation of the PDM Transaction is subject to the satisfaction of various conditions, including (i) completion of comprehensive due diligence on the PDM Divisions to the Company's satisfaction, (ii) arrangement of financing for the transaction, (iii) regulatory clearance under applicable antitrust laws (the transaction is currently being reviewed by the Federal Trade Commission), and
(iv) execution of a definitive asset purchase agreement.

The next steps are to complete and evaluate the results of the Company's due diligence, negotiate a definitive asset purchase agreement and arrange for the financing. As part of the due diligence effort, the Company has begun to evaluate the integration of the PDM Divisions with the Company. The Company presently has no commitments for financing the purchase price of the PDM Divisions. Financing the whole transaction with debt is not practical because of restrictive covenants in the Company's primary bank credit agreement. The Company expects substantially all of the purchase price will come from an equity based financing which would have a dilutive impact on the Company's earnings per share if the combined earnings per share, including the impact of goodwill amortization and the benefits of any cost savings and synergies, is less than the Company's existing earnings per share, but would increase the Company's net worth.

11. SUBSEQUENT EVENT - VOLUNTARY RESIGNATION OFFER

On October 2, 2000, the Company presented a voluntary resignation offer (the "Offer") to 156 of its U.S. and U.S. expatriate salaried employees who have accumulated a combination of years of service and age that adds up to at least
80. The Company will record a pre-tax special charge in the fourth quarter of $13,400 ($9,600, net of tax) for the anticipated payments associated with 111 employees accepting the Offer. The Company anticipates the near-term cash requirement to be approximately $10,900.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes.

RESULTS OF OPERATIONS

In the 2000 third quarter, the Company reported new business taken of $175 million compared with $137 million in the year-earlier period. New contract awards in the Americas dominated the quarter's new business and included a liquefied natural gas ("LNG") terminal in the Dominican Republic for an electric power project, tankage for a heavy crude oil storage terminal in Venezuela and pressure vessels for a refinery turnaround project in California. The Company's opportunities in the water, power and natural gas markets continue to grow. For the nine months ended September 30, 2000, new business taken was $552 million compared with $532 million in the first nine months of 1999. The Company remains cautiously optimistic that the anticipated upturn in the Company's base hydrocarbon business is on the horizon, as the level of bid activity has increased. Backlog at September 30, 2000 increased to $573 million, compared with a $511 million backlog at year-end 1999.

Revenues for the third quarter 2000 of $157.6 million were comparable with revenues reported in the third quarter of 1999. Higher North America revenues are the result of work executed on the Canadian oil sands project awarded earlier this year, contributions from work executed by CB&I Trusco Tank (acquired in January this year) and the Company's start up high purity piping business. Revenues for the first nine months of 2000 were $470.7 million compared with $509.1 million for the first nine months of 1999. Higher revenues in North America and the Europe, Africa, Middle East (EAME) regions were offset by lower revenues in the Asia Pacific and Central and South America (CSA) regions, where work has been completed on several significant projects that were active during the prior-year period. The Company expects fourth quarter improvement in revenues based on the roll out of several larger projects currently in backlog. The Company's revenues fluctuate based on the changing project mix and are dependent on the level and timing of customer releases of new business, and on other matters such as project schedules.

Gross profit for the three months ended September 30, 2000 was $13.7 million, or 8.7% of revenues, compared with $18.0 million, or 11.5% of revenues, in the prior year quarter. The decline was due primarily to a $1.2 million gross margin loss at the Company's high purity piping business, $1.6 million of workers compensation and related insurance cost savings recognized in the prior year period, and severance costs of $0.5 million in the current quarter.

Selling and administrative expenses were $11.4 million in the third quarter 2000 compared with $11.9 million in the 1999 period. Excluding the selling and administrative costs of the Company's start-up high purity piping business, selling and administrative expenses for the quarter would have declined by approximately 14% compared with the prior year period, reflecting the Company's continued efforts to control costs.

Income from operations for the third quarter of 2000 was $2.6 million compared with operating income of $7.3 million for the third quarter of 1999. Third quarter 2000 income from operations was higher in North America due to increased volume and project cost savings on a contract at the Company's merit shop offset by a $1.9 million loss resulting from the start up of the Company's high purity piping operation, the EAME area was lower due to increased administrative costs associated with new sales offices, compared with project cost savings and higher gains from the disposition of assets realized in the prior year quarter, and the CSA area was lower due to overhead under recovery resulting from lower volumes and higher project costs. Income from operations for the first nine months of 2000 was $12.1 million compared with $21.4 million in the first nine months of 1999.

Net income for the three months ended September 30, 2000 was $1.2 million or $0.13 per diluted share, compared with net income of $4.7 million or $0.42 per diluted share for the same period in 1999. Net income for the first nine months of 2000 was $5.6 million or $0.59 per diluted share, compared with net income of $13.3 million or $1.17 per diluted share for the first nine months of 1999.

The Company continues to take the necessary actions to size its operations appropriately for the level of base business going forward and to position itself for the anticipated closing of the Howe-Baker and PDM transactions later this year. Year-to-date the Company has incurred severance costs of $2.0 million, and subsequent to the end of the third quarter, the Company extended a Voluntary Resignation Offer to certain U.S. salaried employees (see Note 11). This program will allow the Company to realize cost savings going forward.

The Company is actively working to integrate the operations of Howe-Baker International in anticipation that the transaction will close during the fourth quarter. The Company is nearing completion of its comprehensive due diligence of the Water and Engineered Construction divisions of Pitt Des-Moines, Inc. (pursuant to a letter of intent signed on August 29, 2000). The next steps will be to arrange financing for the transaction, obtain regulatory clearance and execute a definitive purchase agreement.

FINANCIAL CONDITION

For the three months ended September 30, 2000, the Company generated cash from operations of $2.4 million, resulting in cash used from operations of $4.0 million for the first nine months of 2000. Cash and cash equivalents at the end of the third quarter were $7.4 million compared to $18.4 million at the end of 1999. Total debt stood at $55.6 million at the end of the period, compared with $55.4 million at the end of the second quarter 2000 and $25.7 million at the end of 1999. The net increase in debt levels, during the nine months ended September 30, 2000, reflects the cost of the Company's business acquisitions of $11.6 million, the purchase of 1.2 million shares of CB&I stock for $18.7 million and start up of the high purity piping operation. Capital expenditures were $2.7 million during the quarter, bringing the year-to-date total to $9.8 million.

The announced pending acquisition of Howe-Baker will require the Company to modify or replace its existing Revolving Credit Facility to meet its financing requirements. The Company does not anticipate any difficulties in securing the needed modifications or replacement of this Revolving Credit Facility. The Company presently has no commitments for financing the purchase price of the PDM Divisions. Financing the PDM Transaction with debt is not practical because of restrictive covenants in the Company's Revolving Credit Facility agreement. The Company expects substantially all of the PDM purchase price will come from an equity based financing.

While the Company expects to continue to generate neutral to positive cash flow from operations in the near term, the Revolving Credit Facility will be more fully utilized due to the Howe-Baker acquisition and lower borrowing availability resulting from lower levels of operating income. The Company's decision to accomplish step-change growth in revenues by acquisitions may require the Company to seek additional equity financing in the near term.

As previously reported, work remains suspended on the Tuban Project ("the Project"), a $2.3 billion petrochemical project in Tuban, West Java, Indonesia. At September 30, 2000, the Company's backlog related to the project was approximately $50 million. Similar to other major contractors involved in the Project, the Company has received approval to redeploy certain material purchased for the Project in order to reduce its costs. While the Company believes the Project remains viable, the $28.2 million outstanding net receivable has been recorded as a non-current asset in recognition of the continued suspension of the Project. The Project's shareholders have scheduled a meeting in the fourth quarter of 2000. After this meeting, the Company will further consider the viability of the Project and timing of the Project financing, thus evaluating the realizability of the Company's net contract investment as of December 31, 2000, in light of any new development. Based upon these assessments, and a consideration of the mere passage of time, the Company may determine whether a partial or full write-off or valuation allowance for this net contract investment may be necessary. Such non-cash write-off or valuation allowance is not expected to have an adverse impact on the Company's ability to finance its operations. While the Company believes that work on the Project will ultimately resume, the Company has no indication that it will restart in the near term. No assurances can be given that this will happen, or even though the project resumes, that it will not have an adverse impact on the Company.

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

FORWARD LOOKING STATEMENTS

Any statements made in this discussion and analysis that are not based on historical fact are forward-looking statements and represent management's best judgement as to what may occur in the future. The actual outcome and results are not guaranteed, are subject to risks, uncertainties and assumptions and may differ materially from what is expressed. A variety of factors could cause business conditions and results to differ materially from what is contained in the forward-looking statements including, but not limited to, the uncertain timing and the funding of new contract awards; cost overruns on fixed price contracts; increase in competition by competitors; fluctuating revenues resulting from the cyclic nature of the individual markets in which the Company's customers operate; reduced activity in the hydrocarbon industry, demand from which is the largest component of the Company's revenue; no assurance that the Company will be successful in modifying or replacing its existing Revolving Credit Facility to meet its financing requirements; the Company's ability to successfully consummate the Howe-Baker International, Inc. and the Pitt-Des Moines, Inc. transactions; the Company's ability to integrate and successfully operate acquired business, including Howe-Baker International, Inc. and certain divisions of Pitt-Des Moines, Inc., and the risks associated with those businesses; and the impact of the Tuban Project where work remains suspended. Additional factors are set forth in the Company's most recent Annual Report on Form 10-K and Current Report on Form 8-K (as amended) which describe other factors that could cause actual results to differ from such forward-looking statements, as well as the Company's other filings with the Securities and Exchange Commission (including, but not limited to the "Risk Factors" disclosed in its

Registration Statement on Form S-1 [File No.333-18065], as amended). The Company does not undertake to update any forward-looking statements contained herein, whether as a result of new information, future events or otherwise.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material developments in the legal proceedings as described in Note 7 of the Notes to Consolidated Financial Statements submitted with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  3 Amended Articles of Association of the Company (an unofficial English translation)

                  27   Financial Data Schedule

         (b)      Reports on Form 8-K
                  The Company filed current reports on Form 8-K during the three months ended September 30, 2000.

                  A report on Form 8-K was filed on August 4, 2000 under Item 5. (Other Events) the Company signed a definitive purchase agreement to acquire all the outstanding capital stock of Howe-Baker International, Inc. from WEDGE Group Incorporated and Item 7. (Financial Statements and Exhibits) the Company's Press Release and the Purchase Agreement.

                  A report on Form 8-K/A was filed on August 15, 2000 under Item
                  5. (Other Events) the Company signed a definitive purchase agreement to acquire all the outstanding capital stock of Howe-Baker International, Inc. from WEDGE Group Incorporated and WEDGE signed a stock purchase agreement with First Reserve Fund VIII, L.P. and Item 7. (Financial Statements and Exhibits) the Company's Press Release, the Purchase Agreement and the Stock Purchase Agreement .

                  A report on Form 8-K was filed on August 31, 2000 under Item
                  5. (Other Events) the Company signed a letter of intent to acquire the PDM Engineered Construction and PDM Water Divisions of Pitt-Des Moines, Inc. and Item 7. (Financial Statements and Exhibits) the Company's Press Release.

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





Date:  November 14, 2000