Form 10-K
period 2000-12-31
CHICAGO BRIDGE & IRON CO N V
filed 2001-03-29
CIK 1027884

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

  (X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                   For the fiscal year ended December 31, 2000
                                       or
    ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                   For the transition period from      to
                                                  ----    ----

                         Commission File Number 1-12815

                       CHICAGO BRIDGE & IRON COMPANY N.V.

Incorporated in The Netherlands       IRS Identification Number: not applicable

                                Polarisavenue 31
                                2132 JH Hoofddorp
                                 The Netherlands
                                  31-23-5685660
          (Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:
  Title of each class:               Name of each exchange on which registered:
   Common Stock; NLG .01 par value      New York Stock Exchange
                                        Euronext Amsterdam Exchange
        Securities registered pursuant to Section 12(g) of the Act: none Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES  X   NO
                                                  -----   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

Aggregate market value of common stock held by non-affiliates, based on a New York Stock Exchange closing price of $21.85 as of February 28, 2001, was $196,805,113.

The number of shares outstanding of a single class of common stock as of February 28, 2001 was 23,379,695.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
Portions of the 2000 Annual Report to Shareholders          Part I and Part II
Portions of the 2001 Proxy Statement                        Part III

              CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                         PAGE
                                                                         ----
PART I.

         Item 1.  Business                                                3
         Item 2.  Properties                                              14
         Item 3.  Legal Proceedings                                       15
         Item 4.  Submission of Matters to a Vote of Security Holders     17


PART II.

         Item 5.  Market for Registrant's Common Equity and Related       18
                     Stockholder Matters
         Item 6.  Selected Financial Data                                 18
         Item 7.  Management's Discussion and Analysis of Results of      18
                     Operations and Financial Condition
         Item 7A. Quantitative and Qualitative Disclosures                18
                     About Market Risk
         Item 8.  Financial Statements and Supplementary Data             18
         Item 9.  Changes in and Disagreements with Accountants on        18
                     Accounting and Financial Disclosure



PART III.

         Item 10. Directors and Executive Officers of the Registrant      19
         Item 11. Executive Compensation                                  21
         Item 12. Security Ownership of Certain Beneficial Owners and     21
                     Management
         Item 13. Certain Relationships and Related Transactions          21



PART IV.

         Item 14. Exhibits, Financial Statement Schedules and Reports     22
                     on Form 8-K


SIGNATURES                                                                24

                                     PART I

ITEM 1.  BUSINESS

HISTORICAL ORGANIZATION

Chicago Bridge & Iron Company N.V. and its Subsidiaries (the "Company") is a global engineering and construction company specializing in the design and engineering, fabrication, field erection and repair of bulk liquid terminals, storage tanks, process vessels, low temperature and cryogenic storage facilities and other steel plate structures and their associated systems. Based on its knowledge of and experience in its industry, the Company believes it is the leading provider of field erected steel tanks and other steel plate structures, associated systems and related services in North America and one of the leading providers of these specialized products and services in the world. The Company has been continuously engaged in the engineering and construction industry since its founding in 1889.

Prior to January 12, 1996, the business of the Company was operated by Chicago Bridge & Iron Company, a wholly owned subsidiary of Chi Bridge Holdings, Inc. ("Holdings"), which in turn was a wholly owned subsidiary of CBI Industries, Inc. ("Industries"). On January 12, 1996, pursuant to the merger agreement dated December 22, 1995, Industries became a subsidiary of Praxair, Inc. In March 1997, Holdings effected a reorganization (the "Reorganization") whereby Holdings transferred the business of Chicago Bridge & Iron Company to Chicago Bridge & Iron Company N.V., a corporation organized under the laws of The Netherlands. Effective March 26, 1997, an initial public offering (the "Offering") of a majority of the shares of the Company's Common Stock, par value NLG .01 (the "Common Stock"), was made.

RECENT ACQUISITIONS

On January 28, 2000, the Company purchased the assets and assumed certain liabilities of the business now known as CB&I Trusco Tank ("Trusco"). Trusco designs, fabricates and erects steel structures, including storage and shop-built tanks, and serves municipal and industrial customers primarily in the water, wastewater and petroleum markets on the U.S. West Coast.

On May 17, 2000, the Company purchased the assets and assumed certain liabilities of Pacific Pure Water Asia Pte Ltd. ("Pacific Pure"). Pacific Pure provides ultra pure systems and high purity piping for customers in the microelectronics, pharmaceutical and biotechnology industries.

On December 28, 2000, the Company acquired Howe-Baker International, L.L.C. ("HBI") from WEDGE Group Incorporated ("WEDGE"), a private investment firm, that owned 100% of HBI. HBI, which was organized and began operations in 1947, is a global technology company specializing in the engineering and construction of hydrocarbon processing plants for customers in the refining, petrochemical and natural gas industries. HBI's subsidiary, Matrix Engineering, Ltd., provides a broad range of services to the petroleum refining and petrochemical industries, including engineering services, general industrial construction, construction management, fabrication and construction services. Callidus Technologies, Inc., another HBI subsidiary, designs and produces combustion equipment, such as burners, gas and liquid incinerators, flares and rotary kilns for the petrochemical, refining, pharmaceutical and wood products industries.

On February 7, 2001, the Company purchased substantially all of the assets of the Engineered Construction Division and the Water Division of Pitt-Des Moines, Inc. (the "PDM Divisions"). The Engineered Construction Division, headquartered in Houston, engineers, fabricates and constructs storage tanks and systems, process systems, and unique plate structures for the petroleum, petrochemical, cryogenic, liquefied natural gas, defense and aerospace industries. The Water Division, headquartered in Pittsburgh, designs, fabricates and constructs water storage tank projects including conventional styles such as ground storage reservoirs and standpipes, steel elevated tanks and composite elevated tanks as well as unique projects involving one-of-a-kind tanks designed for specific applications. This acquisition brings many products that are complementary to those of the Company, enabling the Company to extend and broaden its product offerings and leverage its infrastructure across the combined entity.

PRODUCT LINE INFORMATION

         REVENUES BY PRODUCT LINE
         (In millions)
                                              2000           1999          1998
                                              ----           ----          ----
         Flat Bottom Tanks                    $234           $296          $287
         Low Temperature/Cryogenic
           Tanks and Systems                    90             82           108
         Repairs and Modifications              79             67            64
         Specialty and Other Structures         77             66           130
         Elevated Tanks                         62             52            38
         Pressure Vessels                       46             63            64
         Turnarounds                            46             49            85
                                              ----           ----          ----
               Total                          $634           $675          $776
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

Low Temperature/Cryogenic Tanks and Systems
These facilities are used primarily for the storage and handling of liquefied gases. The Company specializes in providing refrigerated turnkey terminals and tanks. Refrigerated tanks are built from special steels and alloys that have properties to withstand cold temperatures at the storage pressure. The systems usually include special refrigeration systems to maintain the gases in liquefied form at the storage pressure. Applications extend from low temperature (+30(Degree)F to -100(Degree)F) to cryogenic (-100(Degree)F to -423(Degree)F). Customers in the petroleum, chemical, petrochemical, specialty gas, natural gas, power generation and agricultural industries use these tanks and systems to store and handle liquefied gases such as LNG, methane, ethane, ethylene, LPG, propane, propylene, butane, butadiene, anhydrous ammonia, oxygen, nitrogen, argon and hydrogen.

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

Process Plants
The Company, through its acquisition of HBI, will include revenues beginning January 1, 2001 from the HBI operations and can now provide engineering, procurement and construction services for customers in the hydrocarbon industry, specializing in natural gas processing plants, refinery and petrochemical process units, and hydrogen and synthesis gas plants. Natural gas processing plants treat natural gas to meet pipeline requirements and to recover valuable liquids and other enhanced products, through technologies including cryogenic separation, amine treating, dehydration and liquids fractionation. Refinery and petrochemical process units enable customers to extract products from the top and middle streams of the crude oil barrel using technologies including electrical desalting, catalytic reforming, vacuum and atmospheric distillation, fuels and distillate hydrotreating, hydrodesulfurization, alkylation and isomerization. Synthesis gas plants generate industrial gases for use in a variety of industries through technologies including steam methane and auto-thermal reforming, partial oxidation reactors and pressure swing adsorption purification.

COMPANY STRATEGY

The Company is committed to increasing shareholder value by seeking to build upon its established success and by growing its business in the global marketplace. It intends to accomplish this through the implementation of a strategy that is founded upon a vision articulated through a mission and accomplished through strategic goals.

Vision

To be the leader in providing innovative and value-added engineering and construction solutions to customers worldwide while creating superior shareholder value.

Mission

The Company will be the preferred supplier of selected process and storage facilities worldwide by:

- Providing innovative and safe solutions through engineering, fabrication and construction
- Recognizing and delivering the products and solutions that the Company's customers value
-   Delivering results that repeatedly bring customers back to the Company
- Creating an ethical, safe and enabling environment for the Company's employees to prosper
-   Leveraging the reputation and equity of the Company's brands for the purpose of obtaining sustainable, profitable revenue growth.

Strategic Goals

1. Continue to improve the Company's safe work practices with a goal of zero injuries to employees and subcontractors.

Working safely is of paramount importance; the Company cannot compromise safety for expediency; its constant goal must be zero injuries.

2. Compete successfully in the global marketplace for selected process and storage facilities worldwide.

The Company has developed special expertise in the design and engineering, fabrication, field erection and repair of steel plate structures and their associated systems. The Company believes its existing technical capabilities and geographic coverage in the worldwide storage market have been enhanced by the acquisition of the PDM Divisions. In addition, through the acquisition of Howe-Baker International, the Company expects to leverage HBI's process technology over its international sales and execution infrastructure, leading to revenue growth.

3. Exploit the Company's marketing and selling expertise to build productive relationships throughout the world.

The Company will seek to cultivate existing and pursue additional customer relationships that lead to repeat business by delivering innovative, safe and value-added solutions.

4. Expand the Company's business by profitably capitalizing on its global infastructure, workforce and capabilities.

The Company is one of the few engineering and construction companies that can self-perform its work on a worldwide basis. By leveraging its core competencies in engineering, logistics and project execution, the Company intends to expand in areas where it can secure profitable new business.

5.  Create and deliver superior, cost-effective solutions.

The Company will use its proprietary knowledge, know-how and execution capabilities to deliver better solutions to its customers than those available from its competitors.

6. Make the Company's support services and invested capital strong contributors to its performance and profitability.

Indirect functions must efficiently provide value-added support services to its field operations.

7. Create an atmosphere in which the Company's work force can grow and develop.

The Company will seek to attract and retain superior employees, deploy them wisely, invest in developing their capabilities, and enable them to share in the Company's financial successes.

8. Lead the Company's industry by growing profitably and enhancing shareholder value.

The Company's management is committed to delivering returns to its owners that exceed the average for similar companies in its industry.

RAW MATERIALS

The principal raw materials used by the Company are metal plate and structural steel. These materials are available from numerous suppliers worldwide. The Company does not anticipate having difficulty obtaining adequate amounts of raw materials in the foreseeable future.

RESEARCH ACTIVITIES, PATENTS AND TRADEMARKS

The Company incurred expenses of approximately $1,385,000 in 2000, $1,294,000 in 1999 and $860,000 in 1998 for its research and development activities.

The Company holds patents and licenses for certain items incorporated into its products. However, none is so essential that its loss would materially affect the businesses of the Company.

The Company continues to market its innovative tank building process called CoilBuild(TM), in which the tank shell is formed from continuous steel coils rather than individual plates. CoilBuild is particularly suited for smaller-diameter, stainless steel tanks used in certain petrochemical, chemical, pharmaceutical and food applications where corrosion resistance and cleanliness are vital. The Company has exclusive rights to the CoilBuild process in North America.

The Company recently acquired the U.S. and non-U.S. patents applicable to SoCool(SM) Low Temperature Thermal Stratification Fluid. SoCool fluid provides economical and efficient stratified thermal energy storage (TES) at temperatures substantially colder than 40 degrees F, the approximate buoyant limit of pure water stratification. This purchase complements the Company's existing expertise in TES, which includes the installation of more than 80 Strata-Therm(R) chilled water storage tanks at schools and universities, manufacturing plants, hospitals, urban district cooling systems and similar large cooling users. SoCool improves project economics by reducing the capacity required for a new Strata-Therm tank or by increasing the amount of cooling stored in an existing tank. The lower temperatures achievable with SoCool can further increase the output of combustion turbine power plants and also provides efficient TES refrigeration to certain chemical process and food processing plants.

CUSTOMERS

The Company is not dependent upon any single customer on an ongoing basis and the loss of any single customer would not have a material adverse effect on the business; although, from time to time a particular contract or customer may account for a significant portion of the Company's backlog. However, HBI, one of the Company's recent acquisitions, derives a significant portion of its revenues from relatively few contracts. 44% of its revenues came from four customers in 2000, 58% of its revenues came from two customers in 1999 and in 1998 56% of its revenues came from two customers. This reliance on relatively few customers may contribute to fluctuating revenues and cash flows.

BACKLOG

The Company had a backlog of work to be completed on contracts of $605.9 million at December 31, 2000 (including backlog of $125.1 million of HBI) and $510.6 million at December 31, 1999. During 2000, the Company removed the $50.0 million remaining on the Tuban (T.P.P.I.) Project from backlog. Approximately 83% of the backlog as of December 31, 2000 is expected to be completed in 2001. New business taken represents the value of new project commitments received by the Company during a given period and is included in backlog until work is performed and revenue recognized or until cancellation. Backlog may also fluctuate with currency movements.



COMPETITION

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

ENVIRONMENTAL

The Company incurred expenses during the year for the purpose of complying with environmental regulations, but their impact on the consolidated financial statements was not material.

EMPLOYEES

The Company, including HBI, employed 5,691 people as of December 31, 2000. The Company believes it is a leader in the global field erection of storage tanks and other steel plate structures because of its project management and technological expertise, which are considered to be among its core competencies. To preserve these competencies, the Company recruits, develops and maintains ongoing training programs for engineers and field supervision personnel. Furthermore, the Company recognizes the importance of having the right people with the right skills in the right places to achieve its business objectives.

SEGMENT FINANCIAL INFORMATION

Financial information by geographic area of operation can be found on pages 57 and 58 of the Company's 2000 Annual Report to Shareholders and is incorporated herein by reference.


FORWARD-LOOKING STATEMENTS AND RISK FACTORS

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Any statements contained herein that are not based on historical fact are forward-looking and represent management's best judgment as to what may occur in the future. The actual outcome and results are not guaranteed, are subject to risks, uncertainties and assumptions, and may differ materially from what is expressed. A variety of factors could cause business conditions and results to differ materially from what is contained in the forward-looking statements including, but not limited to, the uncertain timing and funding of new contract awards; project cancellation risks and operating risks; cost overruns on fixed price contracts; risks associated with percentage of completion accounting; increase in competition by competitors; fluctuating revenues resulting from the cyclical nature of the individual markets in which the Company's customers operate; reduced activity in the hydrocarbon industry, demand from which is the largest generator of the

Company's revenue; lack of liquidity needed to finance expenditures prior to receipt of payment for the performance of contracts and to provide bid and performance bonds and letters of credit securing the Company's obligations under its bids and contracts; risks inherent in the Company's acquisition strategy and the ability to obtain financing for proposed acquisitions; and the Company's ability to integrate and successfully operate acquired businesses, including HBI and PDM, and to manage the risks associated with those businesses. In addition, while all mandatory waiting periods for antitrust review have passed, the Federal Trade Commission (the "FTC") continues to review certain aspects of the Company's acquisition of PDM's assets and the Company continues to cooperate with the FTC. Additional factors and descriptions are set forth below and in the Company's other filings with the Securities and Exchange Commission (the "SEC"). The Company does not undertake to update any forward-looking statements contained herein, whether as a result of new information, future events or otherwise.

FLUCTUATING REVENUES AND CASH FLOW

The Company's businesses are dependent upon major construction projects in cyclical industries, including the hydrocarbon, chemical, pulp and paper, electric and gas utility, and water and wastewater industries, for revenues and cash flow. In the hydrocarbon industry, which in recent years has accounted for the majority of the Company's revenues, numerous factors influence capital expenditure decisions, including current and projected oil and gas prices; exploration, extraction, production and transportation costs; the discovery rate of new oil and gas reserves; the sale and expiration dates of leases and concessions; local and international political and economic conditions; technological advances; and the ability of oil and gas companies to generate capital. These factors are beyond the Company's control. The selection of, timing of or failure to obtain projects, delays in awards of projects, cancellations of projects or delays in completion of contracts could result in the under-utilization of the Company's resources which could have a material adverse impact on its business, financial condition, results of operations and cash flows. In addition, construction projects for which the Company's services are contracted may require significant expenditures by the Company prior to receipt of relevant payments by a customer. Such expenditures could have a material adverse impact on the Company's cash flows. In addition, quarterly results may fluctuate depending on factors described above. Revenues may be negatively affected by the winding down or completion of work on significant projects that were active in previous periods if such significant projects are not replaced.

REALIZATION OF BACKLOG

The Company's backlog consists of revenues related to projects which have been awarded to the Company and which have either (a) not yet been started or (b) are in progress and are not yet complete. In the latter case, the revenue value reported in backlog is the remaining amount that has not yet been completed. Execution commences at or very soon (days or weeks) following award on most projects, although occasional project awards are delayed pending financing or other contingencies. From time to time, projects are cancelled that appeared to have a high certainty of going forward at the time of award. In these cases, the Company removes the value of these projects from backlog as soon as these new developments are known.

DEPENDENCE ON THE HYDROCARBON INDUSTRY

In recent years, demand from the worldwide hydrocarbon industry has been the largest generator of the Company's revenues. The Company's combined business, financial condition and results of operations may be materially adversely affected because of reduced activity in the hydrocarbon industry. In addition, the Company may be materially adversely affected by changing taxes, price controls and laws and regulations relating to the hydrocarbon industry.

INTEGRATION OF THE BUSINESSES OF THE COMPANY AND HBI AND PDM

The HBI and PDM Transactions involve the integration of a number of businesses with the Company, which have previously operated independently. The Company expects to combine certain areas of PDM's manufacturing facilities and their engineering and field construction capabilities. It also expects to combine their technologies with the Company's, including natural gas processing in the case of HBI. Also, the Company expects to use its established international infrastructure and resources to allow HBI to expand the international distribution of its products and services. If the Company does not successfully integrate the businesses of HBI and PDM or expand HBI's business internationally, then some or all of the benefits expected from such activities will not be realized. It is not possible at this time to determine the costs associated with these efforts, but any delays or unexpected costs incurred in connection with these efforts could have an adverse effect on the Company. The Company may also incur charges after it completes its evaluation of duplicate facilities and personnel.

HBI RELIANCE ON RELATIVELY FEW CUSTOMERS

A significant portion of HBI's revenues is derived from relatively few contracts. For the year ended December 31, 2000, HBI earned 44% of its revenues from four customers, Williams Refining, L.L.C., Suncor Energy, Foster Wheeler USA and Phillips Petroleum Company. For the year ended December 31, 1999, HBI earned 58% of its revenues from two customers, Williams Energy Services and Phillips Petroleum Company and for the year ended December 31, 1998, HBI earned 56% of its revenues from two customers, Air Liquide and ABB Lummus. This reliance on relatively few customers may contribute to fluctuating revenues and cash flows.

HBI performs periodic credit evaluations of its customers' financial condition and generally does not require collateral from its U.S. customers but does require letters of credit from most of its non-U.S. customers. At December 31, 2000 and 1999, receivables (generally due within 30 days) from non-U.S. customers were not significant. Historically, credit losses relating to customers have been within HBI management's expectations. HBI's reliance on relatively few customers may result in significant credit risks in the future.

HIGH PURITY PIPING BUSINESS

In 1999, the Company entered the high purity piping business through the formation of a new business unit, UltraPure Systems ("UltraPure"). The Company expanded its project management know-how and international execution capabilities to UltraPure, which provides ultra clean piping systems to the microelectronics, pharmaceutical and biotechnology industries. While UltraPure has experienced some initial success in penetrating this market, the business has consumed significant start-up expenses and has yet to show a profit. As a result, the Company is evaluating its options with regard to UltraPure, which may include scaling back its operations, refocusing the business on a particular market segment, or exiting the business.

RISK OF ACQUISITION STRATEGY

The Company intends to pursue growth through the opportunistic acquisition of companies or assets that will enable it to provide more cost-effective customer solutions. The Company routinely reviews potential acquisitions. This strategy involves certain risks including difficulties in the integration of operations and systems, the diversion of management's attention from other business concerns and the potential loss of key employees of acquired companies. The Company may not be able to successfully integrate acquired businesses into its operations.

If the Company finances acquisitions with all or substantially all equity and the combined earnings per share of the acquired company, including the impact of goodwill amortization and the benefits of any cost savings and synergies, is less than the Company's existing earnings per share, then the transaction could be dilutive to existing shareholders. To the extent equity issued in an acquisition transaction is reduced by the goodwill created by such transaction, it will reduce the Company's tangible net worth, which might have an adverse effect on its credit and bonding capacity.

POTENTIAL ENVIRONMENTAL LIABILITY

The Company's businesses sometimes involve working around and with volatile, toxic and hazardous substances, which creates exposure to risks of liability for personal injury or property damage caused by any release, spill, or other accident involving such substances that occurs as a result of the conduct of such businesses. Although the Company maintains liability insurance, this insurance is subject to coverage limitations, deductibles and exclusions and may exclude coverage for losses or liabilities relating to pollution damage. The Company may incur liabilities that may not be covered by insurance policies, or, if covered, the dollar amount of such liabilities may exceed the Company's policy limits. Even a partially uninsured claim, if successful and of significant magnitude, could have a material adverse effect on the Company's business, financial condition and results of operations.

POSSIBLE ANTI-TAKEOVER EFFECTS

WEDGE, through non-U.S. affiliates, owned approximately 19% of the Company's Common Stock as of February 28, 2001. Also, as of this date, First Reserve owned approximately 29% of the Company's Common Stock. Both WEDGE and First Reserve are generally bound to vote, tender or otherwise act as recommended by the Supervisory Board with respect to proposed business combinations pursuant to shareholder agreements. In addition, the Company's Articles of Association and the applicable law of The Netherlands contain provisions that may be deemed to have anti-takeover effects. Among other things, these provisions provide for a staggered board of Supervisory Directors, a binding nomination process and supermajority voting requirements in the case of shareholder approval for certain significant transactions. Such provisions may delay, defer or prevent a takeover attempt that a shareholder might consider in the best interests of the Company's shareholders. In addition, certain United States tax laws, including those described immediately below, may discourage third parties from accumulating significant blocks of the Company's Common Stock.

RISK OF BEING CLASSIFIED AS A CONTROLLED FOREIGN CORPORATION

As a company incorporated in The Netherlands, the Company would be classified as a "controlled foreign corporation" if any United States person acquires 10% or more of the Company's Common Stock (including ownership through the attribution rules of Section 958 of the Internal Revenue Code of 1986, as amended (the "Code")) and the sum of the percentage ownership by all such persons exceeds 50% (by voting power or value) of the Company's Common Stock. The Company does not believe it is a "controlled foreign corporation". However, the Company may be determined to be a controlled foreign corporation in the future. In the event that such a determination were made, all U.S. holders of 10% or more of the Company's Common Stock would be subject to taxation under Subpart F of the Code. The ultimate consequences of this determination are fact-specific to each 10% or greater U.S. shareholder, but could include possible taxation of such U.S. shareholder on a pro rata portion of the Company's income, even in the absence of distribution by the Company of such income.

RISK OF IMPAIRMENT OF GOODWILL

The Company accounted for the HBI and PDM Transactions using the "purchase" method of accounting. Under the purchase method the Company recorded, at fair value, the assets acquired and liabilities assumed and it recorded as goodwill the difference between the cost of acquisition and the sum of the fair value of the tangible and identifiable assets acquired, less liabilities assumed. The Company's goodwill resulting from the HBI and PDM Transactions is approximately $160,000,000. Amortization of this goodwill will result in a pre-tax charge to income from operations of approximately $4,000,000 per year for the next 40 years. If the goodwill from the HBI or PDM Transactions would become "impaired" as that term is used in Financial Accounting Standard 121, the Company would reduce the carrying value of goodwill by the estimated shortfall of undiscounted future cash flows. As a result, the asset impairment would result in a charge to income from operations in the year of the impairment with a resulting decrease in net worth. To the extent impairment would result in a reduced life for goodwill, there would be a pro rata increase in amortization expense charged to income from operations.

SHARES ELIGIBLE FOR FUTURE SALE; REGISTRATION RIGHTS

As of February 28, 2001, WEDGE held 4,352,764 shares and First Reserve held 6,810,895 shares. WEDGE and First Reserve each have certain rights under Shareholder Agreements to require the Company to register these shares of Common Stock under the Securities Act to permit the public sale of such shares. Registration rights also exist as to an additional 807,356 shares held by an unaffiliated group of investors, as of February 28, 2001. Significant sales of such shares under a registration statement in the future, or the prospect of such sales, may depress the price of the shares.

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

Location                            Type of Facility                   Interest
--------                            ----------------                   --------
North America
Beaumont, Texas  (1)          Engineering, fabrication facility,          Owned
                                operations and administrative office
Beggs, Oklahoma (1)           Fabrication facility                        Owned
Clive, Iowa (2)               Fabrication facility, warehouse,            Owned
                                operations and administrative office
Fort Saskatchewan, Canada     Warehouse, operations and                   Owned
                                administrative office
Houston, Texas (3)            Engineering, fabrication facility,          Owned
                                warehouse, operations and
                                administrative office
Kankakee, Illinois            Warehouse                                   Owned
Pittsburgh, Pennsylvania (2)  Warehouse                                   Owned
Plainfield, Illinois (4)      Engineering, operations and                 Owned
                                administrative office
Provo, Utah (2)               Fabrication facility, warehouse,            Owned
                                operations and administrative office
San Luis Obispo, California   Warehouse and fabrication facility          Owned
Tulsa, Oklahoma (1)           Engineering, fabrication facility,         Leased
                                operations and administrative office
Tyler, Texas (1)              Engineering, fabrication facility,          Owned
                                operations and administrative office
Warren, Pennsylvania (2)      Fabrication facility                       Leased

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

Central and South America
Puerto Ordaz, Venezuela       Fabrication facility and warehouse         Leased

(1) Acquired these properties as a result of the HBI acquisition on December 28, 2000
(2) Acquired or leased these properties as a result of the PDM acquisition on February 7, 2001
(3) Warehouse and administrative offices anticipated to be sold within the next two years
(4) Anticipated to be sold and leased back by June 30, 2001

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

Other Contingencies
The Company is a defendant in a number of other lawsuits arising in the normal course of its business. The Company believes that an estimate of the possible loss or range of possible loss relating to such matters cannot be made. While it is impossible at this time to determine with certainty the ultimate outcome of these lawsuits and although no assurance can be given with respect thereto, based on information currently available to the Company and based on the Company's belief as to the reasonable likelihood of the outcomes of such matters, the Company's management believes that adequate provision has been made for probable losses with respect thereto as best as can be determined at this time. The Company believes that the ultimate outcome, after provisions therefore, will not have a material adverse effect, either individually or in the aggregate, on the Company's business, financial condition or results of operations. The adequacy of reserves applicable to the potential costs of being engaged in litigation and potential liabilities resulting from litigation are reviewed as developments in the litigation warrant.

The Company is jointly and severally liable for certain liabilities of partnerships and joint ventures. At December 31, 2000, the Company and certain subsidiaries had provided $237,708,000 of performance bonds and letters of credit to support its contracting activities arising in the ordinary course of business. This amount fluctuates based on the level of contracting activity.

The Company has elected to retain portions of anticipated losses through the use of deductibles and self-insured retentions for its exposures related to third party liability and workers' compensation. Liabilities in excess of these amounts are the responsibilities of an insurance carrier. To the extent the Company self insures for these exposures, reserves have been provided for based on management's best estimates with input from the Company's legal and insurance advisors. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the near term. The Company's management believes that the reasonably possible losses, if any, for these matters, to the extent not otherwise disclosed and net of recorded reserves, will not be material to its financial position or results of operations. At December 31, 2000, the Company had outstanding surety bonds and letters of credit of $23,273,000 relating to its insurance program.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Shareholders of Chicago Bridge & Iron Company N.V. was held on December 15, 2000. The following matters were voted upon and adopted at the meeting:

        (a) Appointment of Michael D. Winfield and William E. Macaulay as members of the Board of Supervisory Directors to serve until the Annual Meeting of Shareholders in 2001; appointment of William H. White as a member of the Board of Supervisory Directors to serve until the Annual Meeting of Shareholders in 2002; and the appointment of Ben A. Guill as a member of the Board of Supervisory Directors to serve until the Annual Meeting of Shareholders in 2003, and until their successors are duly appointed.

                Nominees                      For         Against      Abstain
                Michael D. Winfield        7,055,926         -         15,611
                William E. Macaulay        7,055,926         -         15,611
                William H. White           7,055,926         -         15,611
                Ben A. Guill               7,055,926         -         15,611

        (b) The approval of the issuance of 8,146,665 shares of the Company's stock to be used in consideration, together with cash provided by a subsidiary of the Company, for the purchase of all ownership interests in Howe-Baker International, Inc. from WEDGE Group Incorporated and its affiliates.

                For        7,056,933
                Against       12,988
                Abstain        1,616

        (c) The amendment of the Articles of Association to implement certain provisions of the proposed Shareholder Agreements with WEDGE Group Incorporated and First Reserve Fund VIII, L.P.

                For        7,056,711
                Against       13,473
                Abstain        1,353

        (d) The approval of an amendment to the Chicago Bridge & Iron 1999 Long-Term Incentive Plan which, among other things, increases the aggregate number of shares available for the issuance under the plan.

                For        6,758,641
                Against      313,283
                Abstain        1,613

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

Information required by this item can be found on page 60 of the Company's 2000 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

Information required by this item can be found on pages 32 and 33 of the Company's 2000 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
             FINANCIAL CONDITION

Information required by this item can be found on pages 34 through 38 of the Company's 2000 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item can be found on pages 37 and 38 of the Company's 2000 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements and Report of Independent Public Accountants can be found on pages 39 through 60 of the Company's 2000 Annual Report to Shareholders and are incorporated herein by reference.

Quarterly financial data can be found on page 59 of the Company's 2000 Annual Report to Shareholders and is incorporated herein by reference.

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

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Supervisory Directors appearing under "Item 1. Appointment of Directors" in the Company's 2001 Proxy Statement is incorporated herein by reference.

The following table sets forth certain information regarding the executive officers of Chicago Bridge & Iron Company ("CBIC") and Managing Directors of Chicago Bridge & Iron Company B.V. ("CB&I B.V."). As permitted under the law of The Netherlands, the Company does not have executive officers. CB&I B.V. serves as the Company's Managing Director.

                                                                    Served in
Name                  Age  Position                              Position Since
----                  ---  --------                              --------------

Gerald M. Glenn       58   Chairman of the Supervisory Board          1997
                             of the Company;
                           Chairman, President and Chief Executive    1996
                             Officer and Director of CBIC;
                           Chairman, President and Chief Executive    1997
                             Officer and Managing Director
                             of CB&I B.V.
Stephen P. Crain      47   Executive Vice President and               2000
                             Chief Marketing Officer of  CBIC;
                           Managing Director of CB&I B.V.             1998
Stephen M. Duffy      51   Vice President - Human Resources and       1996
                             Administration of CBIC
Richard E. Goodrich   57   Group Vice President - Western Hemisphere  2000
                             Operations of CBIC;
Robert B. Jordan      51   Executive Vice President and Chief         2000
                             Operating Officer of CBIC;
                           Managing Director of CB&I B.V.             1998
Keith A. Reed         48   Corporate Controller and Chief             1999
                             Accounting Officer of CBIC
Timothy J. Wiggins    44   Executive Vice President and               2000
                             Chief Financial Officer and
                             Director of CBIC;
                           Vice President, Treasurer and              1997
                             Chief Financial Officer and
                             Managing Director of CB&I B.V.
Robert H. Wolfe       51   Secretary of the Company;                  1997
                           Vice President, General Counsel and        1996
                             Secretary of CBIC;
                           Secretary of CB&I B.V.                     1997


There are no family relationships between any executive officers and supervisory directors. Executive officers of CBIC are elected annually. The Managing Directors of CB&I B.V. serve until successors are elected.

Business Experience for the Past Five Years

Gerald M. Glenn has served as Chairman of the Supervisory Board of the Company since April 1997. He has been the Chairman, President and Chief Executive Officer and Director of CBIC since May 1996, and has been the Chairman, President and Chief Executive Officer and Managing Director of CB&I B.V. since April 1997. Mr. Glenn has been elected to serve as Chairman of the Supervisory Board of the Company; his term will expire in 2003. Mr. Glenn has been a principal in The Glenn Group LLC since April 1994.

Stephen P. Crain has been the Executive Vice President and Chief Marketing Officer of CBIC since November 2000 and Managing Director of CB&I B.V. since August 1998. From July 1997 to November 2000, Mr. Crain was Vice President - Global Sales and Marketing of CBIC. Prior to that time, Mr. Crain was employed by CBIC or its affiliates in an executive or management capacity.

Stephen M. Duffy has been the Vice President - Human Resources and Administration of CBIC since June 1996. Prior to that time, Mr. Duffy was the Vice President - Human Resources and Administration of CBI Industries, Inc.

Richard E. Goodrich has been the Group Vice President - Western Hemisphere Operations of CBIC since November 2000. From April 1999 to November 2000, Mr. Goodrich was Vice President - Financial Operations of CBIC. Mr. Goodrich was the Vice President - Area Director of Finance, Western Hemisphere for CBIC from June 1998 through April 1999. Prior to that time, Mr. Goodrich was the Director of Strategic Planning - Energy and Chemicals Group of Fluor Daniel, Inc.

Robert B. Jordan has been the Executive Vice President of CBIC since November 2000 and the Chief Operating Officer of CBIC since March 2000 and Managing Director of CB&I B.V. since February 1998. From February 1998 to November 2000, Mr. Jordan was Vice President - Operations of CBIC. From May 1996 to February 1998, Mr. Jordan was the Senior Vice President - Sales and Operations for the Process Division of BE&K Incorporated located in Birmingham, Alabama. Prior to that time, Mr. Jordan was the Senior Vice President - Sales and Operations for the Process and Industrial Division of Raytheon/Rust Engineering & Construction.

Keith A. Reed has been the Corporate Controller of CBIC since April 1999. From July 1997 to April 1999, Mr. Reed was the Director of Financial Reporting for CBIC. Prior to that time, Mr. Reed was the Director of Financial Reporting of CBI Industries, Inc.

Timothy J. Wiggins has been Executive Vice President, Chief Financial Officer and Director of CBIC since November 2000 and the Vice President, Treasurer and Chief Financial Officer and Managing Director of CB&I B.V. since April 1997. From September 1996 to November 2000, Mr. Wiggins was the Vice President and Chief Financial Officer and Director of CBIC. Prior to that time, Mr. Wiggins was the Executive Vice President - Finance and Administration, Chief Financial Officer and Secretary and a director of Fruehauf Trailer Corporation.

Robert H. Wolfe has been the Vice President, General Counsel and Secretary of CBIC since November 1996, and the Secretary of the Company since its inception. From June 1996 to November 1996, Mr. Wolfe served as a private consultant to Rust Engineering & Construction Inc. ("Rust"). Prior to that time, he served as Vice President, General Counsel and Secretary to Rust.

Information appearing under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2001 Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Information appearing under "Executive Compensation" in the Company's 2001 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information appearing under "Common Stock Ownership By Certain Persons and Management" in the Company's 2001 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information appearing under "Certain Transactions" in the Company's 2001 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements

The following consolidated financial statements and Report of Independent Public Accountants previously incorporated by reference under Item 8 of Part II of this report are herein incorporated by reference.

         Report of Independent Public Accountants
         Consolidated Statements of Income - For the years ended December 31,
            2000, 1999 and 1998
         Consolidated Balance Sheets - As of December 31, 2000 and 1999 Consolidated Statements of Cash Flows - For the years ended
            December 31, 2000, 1999 and 1998
         Consolidated Statements of Changes in Shareholders' Equity - For the
            years ended December 31, 2000, 1999 and 1998
         Notes to Consolidated Financial Statements


Financial Statement Schedules

Supplemental Schedule V - Valuation and Qualifying Accounts and Reserves for each of the years ended December 31, 2000, 1999, and 1998 can be found on page 26 of this report.

Schedules, other than the one above, have been omitted because the schedules are either not applicable or the required information is shown in the financial statements or notes thereto previously incorporated by reference under Item 8 of
Part II of this report.

Quarterly financial data for the years ended December 31, 2000 and 1999 is shown in the Notes to Consolidated Financial Statements previously incorporated by reference under Item 8 of Part II of this report.

The Company's interest in 50 percent or less owned affiliates, when considered in the aggregate, does not constitute a significant subsidiary; therefore, summarized financial information has been omitted.


Exhibits

The Exhibit Index on page 27 and Exhibits being filed are submitted as a separate section of this report.

Reports on Form 8-K

The Company filed current reports on Form 8-K during the three months ended December 31, 2000.

A report on Form 8-K was filed on November 7, 2000. Under Item 5. (Other Events) the Company reported that it took a special charge for a non-cash valuation allowance against a net long-term receivable for a suspended project (the "Tuban Project"). A copy of the Company's Press Release was included under Item 7. (Financial Statements and Exhibits).

A report on Form 8-K was filed on January 8, 2001. Under Item 2. (Acquisition or Disposition of Assets) the Company reported that it acquired the entire ownership interest of Howe-Baker International, L.L.C. from WEDGE Group Incorporated. Under Item 5. (Other Events) it reported that First Reserve purchased shares of the Company from WEDGE and the Company agreed to grant First Reserve a warrant to purchase common shares of the Company. Financial Statements of and Pro Forma Financial Information required under Item 7. were incorporated from the Company's Definitive Proxy Statement dated November 24, 2000 filed with the Securities and Exchange Commission.

A report on Form 8-K was filed on January 18, 2001. Under Item 5. (Other Events) the Company reported that it had terminated its Revolving Credit Facility dated September 30, 1999 and, that together with the Subsidiary Borrowers, had entered into a $200,000,000 revolving credit facility with the institutions from time to time parties thereto as lenders and Bank One, NA, in its capacity as contractual representative for the lenders. The Termination of the Credit Agreement dated November 28, 2000 and the Credit Agreement dated as of December 1, 2000 among Chicago Bridge & Iron Company N.V., the Subsidiary Borrowers, The Institutions from time to time Parties Hereto as Lenders and Bank One NA, as Administrative Agent and Bank of America, N.A., as Syndication Agent and Harris Trust and Savings Bank as Documentation Agent were included as Exhibits under Item 7.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Chicago Bridge & Iron Company N.V.

Date: March 29, 2001                 /s/ Timothy J.  Wiggins
                                     -----------------------------------------
                                     By: Chicago Bridge & Iron Company B.V.
                                     Its: Managing Director
                                     Timothy J. Wiggins
                                     Managing Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2001.

Signature                        Title

/s/ Gerald M. Glenn              Chairman of the Supervisory Board
----------------------------     of Registrant, and President, Chief
Gerald M. Glenn                  Executive Officer of CBIC
                                 (Principal Executive Officer)

/s/ Timothy J. Wiggins           Executive Vice President and Chief
----------------------------     Financial Officer of CBIC
Timothy J. Wiggins               (Principal Financial Officer)

/s/ Keith A. Reed                Corporate Controller of CBIC
----------------------------     (Principal Accounting Officer)
Keith  A. Reed

/s/ Jerry H. Ballengee           Supervisory Director
----------------------------
Jerry H. Ballengee

/s/ J. Dennis Bonney             Supervisory Director
----------------------------
J. Dennis Bonney

/s/ Ben A. Guill                 Supervisory Director
----------------------------
Ben A. Guill

/s/ J. Charles Jennett           Supervisory Director
----------------------------
J. Charles Jennett


/s/ Vincent L. Kontny            Supervisory Director
----------------------------
Vincent L. Kontny

/s/ William E. Macaulay          Supervisory Director
----------------------------
William E. Macaulay


/s/ Gary L. Neale                Supervisory Director
----------------------------
Gary L. Neale

/s/ L. Donald Simpson            Supervisory Director
----------------------------
L. Donald Simpson

/s/ William H. White             Supervisory Director
----------------------------
William H. White

/s/ Marsha C. Williams           Supervisory Director
----------------------------
Marsha C. Williams

/s/ Michael D. Winfield          Supervisory Director
----------------------------
Michael D. Winfield



Registrant's Agent for Service in the United States

/s/ Robert H. Wolfe
----------------------------
Robert H. Wolfe

        SCHEDULE V. SUPPLEMENTAL INFORMATION ON VALUATION AND QUALIFYING
                              ACCOUNTS AND RESERVES

                       CHICAGO BRIDGE & IRON COMPANY N.V.
                 Valuation and Qualifying Accounts and Reserves
               For Each of the Three Years Ended December 31, 2000
                                 (in thousands)


          COLUMN A       COLUMN B     COLUMN C      COLUMN D        COLUMN E
          --------       --------     --------      --------        --------
                                     ADDITIONS
                         BALANCE     CHARGED TO                      BALANCE
                           AT         COSTS AND                        AT
       DESCRIPTIONS     JANUARY 1    EXPENSES(1)   DEDUCTIONS(2)   DECEMBER 31
       ------------     ---------    --------      ----------      -----------

      Allowance for
    doubtful accounts
          2000           $1,054          671           (385)         $1,340

          1999           $2,050        1,326         (2,322)         $1,054

          1998           $1,909        1,232         (1,091)         $2,050


(1) Includes $537 of allowances obtained through the Company's acquisition of HBI.

(2) Deductions generally represent utilization of previously established reserves or adjustments to reverse unnecessary reserves due to subsequent collections.

                                  EXHIBIT INDEX



3(1) Amended Articles of Association of the Company (English translation)

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

10.18(1) The Chicago Bridge & Iron 1999 Long-Term Incentive Plan As amended December 15, 2000.

10.19(5)    The Company's Incentive Compensation Program

10.20(6)    The Company's Equity Forward Purchase Contract

10.21(7)    Revolving Credit Facility Agreement dated September 30, 1999
            (a) Termination Notice dated November 28, 2000

10.22(8)(1) Revolving Credit Facility Agreement dated December 1, 2000
            (a) Amendment No. 1 dated February 6, 2001


10.23(1) Change of Control Severance Agreements between the Company and certain Executive Officers

13(1)       Portion of the 2000 Annual Report to Shareholders

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

(8) Incorporated by reference from the Company's Form 8-K dated January
    18, 2000