Form 10-Q
period 2001-03-31
CHICAGO BRIDGE & IRON CO N V
filed 2001-05-15
CIK 1027884

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended March 31, 2001

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


The number of shares outstanding of a single class of common stock as of March 31, 2001 - 23,390,574

               CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION
                                                                        Page
         Consolidated Financial Statements
               Statements of Income
               Three Months Ended March 31, 2001 and 2000                  3

               Balance Sheets
               March 31, 2001 and December 31, 2000                        4

               Statements of Cash Flows
               Three Months Ended March 31, 2001 and 2000                  5

               Notes to Consolidated Financial Statements             6 - 10

               Management's Discussion and Analysis of
               Results of Operations and Financial Condition         11 - 14


PART II. OTHER INFORMATION                                           15 - 16


SIGNATURE PAGE                                                            17

               CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                         THREE MONTHS
                                                        ENDED MARCH 31,
                                                      2001           2000

Revenues                                           $ 243,476      $ 155,499

Cost of revenues                                     216,293        139,130
                                                   ---------      ---------
     Gross profit                                     27,183         16,369

Selling and administrative expenses                   16,917         11,195
Intangibles amortization                               1,234            142
Other operating income, net                             (255)          (633)
Special charges                                          772            770
                                                   ---------      ---------
     Income from operations                            8,515          4,895

Interest expense                                      (2,360)          (971)
Interest income                                          503             95
                                                   ---------      ---------
     Income before taxes and minority interest         6,658          4,019

Income tax expense                                    (2,262)        (1,125)
                                                   ---------      ---------
     Income before minority interest                   4,396          2,894

Minority interest in loss (income)                      (930)          (442)
                                                   ---------      ---------
     Net income                                    $   3,466      $   2,452
                                                   =========      =========


Net income per share
        Basic                                      $    0.16      $    0.26
        Diluted                                    $    0.16      $    0.25

Weighted average shares outstanding
        Basic                                         21,028          9,527
        Diluted                                       21,559          9,812

Dividends on shares
     Amount                                        $   1,403      $     557
     Per share                                     $    0.06      $    0.06







       The accompanying Notes to Consolidated Financial Statements are an
                  integral part of these financial statements.

               CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                     MARCH 31,    DECEMBER 31,
                         ASSETS                                        2001           2000
Current assets
     Cash and cash equivalents                                      $   9,184      $   7,543
     Accounts receivable, net of allowance for doubtful
         accounts of $1,302 in 2001 and $1,340 in 2000                168,677        130,868
     Contracts in progress with earned revenues
         exceeding related progress billings                           82,864         61,126
     Deferred income taxes                                             14,007         14,417
     Assets held for sale                                              13,391         13,391
     Other current assets                                              14,630         10,965
                                                                    ---------      ---------
              Total current assets                                    302,753        238,310
                                                                    ---------      ---------

Property and equipment, net                                           118,106        104,603
Long-term receivable                                                   19,785         19,785
Deferred income taxes                                                  29,655         28,332
Goodwill and other intangibles, net                                   172,933        139,168
Other non-current assets                                               13,087         13,379
                                                                    ---------      ---------
              Total assets                                          $ 656,319      $ 543,577
                                                                    =========      =========


        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Notes payable                                                  $     480      $     289
     Accounts payable                                                  77,821         66,465
     Accrued liabilities                                               53,407         59,181
     Contracts in progress with progress billings
         exceeding related earned revenues                             70,234         59,706
     Income taxes payable                                               4,025          3,321
                                                                    ---------      ---------
              Total current liabilities                               205,967        188,962
                                                                    ---------      ---------

Long-term debt                                                        105,500        101,800
Other non-current liabilities                                          64,762         63,841
Minority interest in subsidiaries                                      33,767         33,227
                                                                    ---------      ---------
              Total liabilities                                       409,996        387,830
                                                                    ---------      ---------

Common stock subject to redemption                                     35,000            -

Shareholders' equity
     Common stock, NLG .01 par value;
         authorized: 35,000,000 in 2001 and 2000;
         issued: 23,408,620 in 2001 and 17,743,030 in 2000;
         outstanding: 23,390,574 in 2001 and 17,729,108 in 2000           115             91
     Additional paid-in capital                                       227,909        174,320
     Retained earnings                                                 10,689          8,626
     Stock held in Trust                                              (16,383)       (17,193)
     Treasury stock, at cost: 18,046 in 2001 and 13,922 in 2000          (383)          (225)
     Cumulative translation adjustment                                (10,624)        (9,872)
                                                                    ---------      ---------
              Total shareholders' equity                              211,323        155,747
                                                                    ---------      ---------
                                                                    ---------      ---------
              Total liabilities and shareholders' equity            $ 656,319      $ 543,577
                                                                    =========      =========





       The accompanying Notes to Consolidated Financial Statements are an
                  integral part of these financial statements.

               CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                   THREE MONTHS
                                                                                  ENDED MARCH 31,
                                                                                2001          2000
Cash flows from operating activities
      Net income                                                              $  3,466      $  2,452
      Adjustments to reconcile net income to net cash provided by operating activities
           Special charges, net of deferred income taxes of $262 and $270          510           500
           Payments related to special charges                                  (8,323)         (680)
           Depreciation and amortization                                         6,252         4,379
           Gain on sale of property and equipment                                 (255)         (633)
      Change in operating assets and liabilities (see below)                    (5,338)      (21,459)
                                                                              --------      --------
           Net cash used in operating activities                                (3,688)      (15,441)
                                                                              --------      --------

Cash flows from investing activities
      Cost of business acquisition, net of cash acquired (Note 2)               (9,915)       (9,190)
      Capital expenditures                                                      (2,578)       (2,428)
      Proceeds from sale of property and equipment                                 433         1,250
                                                                              --------      --------
           Net cash used in investing activities                               (12,060)      (10,368)
                                                                              --------      --------

Cash flows from financing activities
      Increase in notes payable                                                    191           928
      Net borrowing under Revolving Credit Facility                              3,700        31,100
      Purchase of treasury stock                                                  (354)      (18,528)
      Issuance of treasury stock                                                 1,013           251
      Issuance of common stock                                                  14,242           -
      Dividends paid                                                            (1,403)         (557)
                                                                              --------      --------
           Net cash provided by financing activities                            17,389        13,194
                                                                              --------      --------

Increase/(decrease) in cash and cash equivalents                                 1,641       (12,615)
Cash and cash equivalents, beginning of the year                                 7,543        18,407
                                                                              --------      --------
Cash and cash equivalents, end of the period                                  $  9,184      $  5,792
                                                                              ========      ========

Change in operating assets and liabilities
      Decrease in receivables, net                                            $ 20,027      $  9,683
      (Increase) in contracts in progress, net                                  (7,186)      (14,762)
      (Decrease) in accounts payable                                           (15,809)       (8,244)
                                                                              --------      --------
           Change in contract capital                                           (2,968)      (13,323)
      (Increase) in other current assets                                          (178)       (1,737)
      Increase in income taxes payable                                           2,766           204
      (Decrease) in accrued and other non-current liabilities                   (3,306)       (5,393)
      (Increase) in other                                                       (1,652)       (1,210)
                                                                              --------      --------
           Total                                                              $ (5,338)     $(21,459)
                                                                              ========      ========

       The accompanying Notes to Consolidated Financial Statements are an
                  integral part of these financial statements.

               CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

1.   SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited consolidated financial statements for Chicago Bridge & Iron Company N.V. and Subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2000 Annual Report on Form 10-K of the Company.

In the opinion of the Company, all adjustments necessary to present fairly the financial position of the Company and the results of its operations and cash flows for the period then ended have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Forward Contracts - Although the Company does not engage in currency speculation, it periodically uses forward contracts to hedge currency transactions. Gains or losses on forward contracts are included in income. At March 31, 2001, the Company had $7,965 of outstanding foreign currency exchange contracts to sell Dutch guilders, $5,145 of outstanding foreign currency exchange contracts to sell Singapore dollars, $3,960 of outstanding foreign currency exchange contracts to buy Australian dollars, $3,619 of outstanding foreign currency exchange contracts to buy Euros, $762 of outstanding foreign currency exchange contracts to sell British pounds, $451 of outstanding foreign currency exchange contracts to buy Canadian dollars and $31 of outstanding foreign currency exchange contracts to sell Spanish pesetas. These forward contracts hedged intercompany loans utilized to finance non-U.S. subsidiaries and matured within 10 days after quarter end. The counterparties to the Company's forward contracts are major financial institutions, which the Company continually evaluates as to their creditworthiness. The Company has never experienced, nor does it anticipate, nonperformance by any of its counterparties.

New Accounting Standards - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by SFAS 138 is effective for fiscal years beginning after June 15, 2000 (quarter ended March 31, 2001), for the Company. The Company has adopted the new Statement effective as of January 1, 2001. Adoption requires the Company to record all derivative instruments on the balance sheet at their fair value and changes in the derivative's fair value are to be recorded each period in earnings, unless specific hedge accounting criteria are met. The effect of this change in accounting does not have a significant effect on the Company's results of operations or its financial position.

Reclassification of Prior Year Balances - Certain prior year balances have been reclassified to conform with current year presentation.

2.   ACQUISITION

On February 7, 2001, the Company purchased substantially all of the assets (the "Assets") of the Engineered Construction Division and the Water Division ("PDM Divisions") of Pitt-Des Moines, Inc. ("PDM"). The Engineered Construction Division, headquartered in Houston, engineers, fabricates and constructs storage tanks and systems, process systems, and unique plate structures for the petroleum, petrochemical, cryogenic, liquid natural gas, defense and aerospace industries. The Water Division, headquartered in Pittsburgh, designs, fabricates and constructs water storage tank projects including conventional styles such as ground storage reservoirs and standpipes, steel elevated tanks and composite elevated tanks as well as unique projects involving one-of-a-kind tanks designed for specific applications. The Company is integrating the Divisions with the Company's current business units and the Assets are being used in the same lines of business.

Under the terms of the transaction, which was negotiated based on stock prices prevailing during the 45 days before closing, the Company provided consideration of 2,848,172 shares of the Company's common stock (including 282,575 collar shares for price protection if required) and $40,000 in cash. PDM is obligated to remit to the Company net proceeds from the disposition of these shares in excess of $44,000. The source of the funds for the cash portion of the purchase price was a private placement of 837,962 shares of the Company to Farinvest, Ltd., an affiliate of WEDGE Group Incorporated ("WEDGE") (for a price of $13,600) and 1,623,846 shares of the Company plus a warrant for 250,000 shares of the Company, subject to decrease depending on the number of shares repurchased from PDM by the Company prior to June 30, 2001. First Reserve Fund VIII, L.P. ("FIRST RESERVE") exercised the warrant to purchase 251,598 shares on February 22, 2001. On March 15, 2001, the Company called 524,781 shares from PDM priced at $9,000 and a return of the 282,575 collar shares issued for price protection. The Company sold these 807,356 shares at $17.75 (less expenses), based on an agreement entered into on February 23, 2001, to an unaffiliated group of investors for a total price of $14,300. PDM has the right to require the Company to repurchase the remaining 2,040,816 shares at $17.15 per share, for a total price of $35,000. The Company has certain rights to call these shares prior to June 28, 2001. The Company intends to repurchase these shares from PDM. In order to accomplish the buyback of these shares, the Company is in negotiations for the sale and leaseback of its administrative office and has reflected this as an asset held for sale on its balance sheet. In addition, the Company will utilize its Revolving Credit Facility and is also considering the sale and leaseback of other property and equipment, as well as other alternatives to finance the share buyback. This acquisition was accounted for under the purchase method of accounting. The purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair values at the date of acquisition and the balance of approximately $36,000 was recorded as goodwill. Goodwill will be amortized on a straight-line basis over 40 years. The fair values of assets acquired and liabilities assumed are subject to final adjustment. The PDM Divisions are included in the Company's results of operations effective February 1, 2001. The pro forma results for the three months ended March 31, 2001 assuming the acquisition had been made at the beginning of the year, would not be materially different from reported results.

3.   SPECIAL CHARGES

During 2000 the Company accrued special charges related to a voluntary resignation offer, severance and other benefits and charges related to facilities. During the first quarter of 2001, the Company recorded severance costs related to involuntary termination of six employees in non-U.S. operations. In addition, the Company recorded continuing costs to downsize or lower costs at five facilities worldwide and certain integration costs. The following table sets forth the accrued expense balances and activity relating to special charges as of March 31, 2001.

                  Voluntary Resignation Offer,       Facilities
                  Severance and Other Benefits     and Integration        Total

December 31, 2000                    $ 10,874         $    838         $ 11,712
Special charges                           117              655              772
Cash payments                          (7,909)            (414)          (8,323)
                                     --------         --------         --------
March 31, 2001                       $  3,082         $  1,079         $  4,161
                                     ========         ========         ========

4.   NOTES PAYABLE AND LONG-TERM DEBT

The weighted average interest rate on $480 of notes payable was 5.81% at March 31, 2001. The weighted average interest rate on $99,800 of borrowings under the Company's Revolving Credit Facility was 6.87% at March 31, 2001. In connection with the Howe-Baker International, L.L.C. ("HBI") acquisition on December 28, 2000, the Company assumed a $5,700 note payable bearing interest at 6.00%, with accrued interest and principal due June 30, 2002.

5.   COMMON STOCK SUBJECT TO REDEMPTION

As discussed in Note 2, PDM has the right to require the Company to repurchase 2,040,816 shares at $17.15 per share, for a total of $35,000. The Company plans to repurchase these shares by the end of the second quarter, with funding coming from the Company's revolving credit agreement and the sale and leaseback of its administrative office.

6.   COMPREHENSIVE INCOME
                                                             Three Months
                                                            Ended March 31,
                                                          2001            2000

Net income                                              $ 3,466         $ 2,452
Other comprehensive income, net of tax:
   Cumulative translation adjustment                       (752)           (944)
                                                        -------         -------
Comprehensive income                                    $ 2,714         $ 1,508
                                                        =======         =======

7.   PER SHARE COMPUTATIONS

          (shares in thousands)                                Three Months
                                                              Ended March 31,
                                                             2001          2000

Net income                                                 $ 3,466       $ 2,452
                                                           =======       =======

Weighted average shares outstanding - Basic                 21,028         9,527
    Effect of stock options                                    431            66
    Effect of warrants                                          72             -
    Effect of directors deferred fee shares                     19            12
    Effect of restricted stock units                             9           185
    Effect of performance share units                            -            22
                                                           -------       -------
Weighted average shares outstanding - Diluted               21,559         9,812
                                                           =======       =======


Net income per share - Basic                               $  0.16       $  0.26
                                                           =======       =======

Net income per share - Diluted                             $  0.16       $  0.25
                                                           =======       =======

8.   SEGMENT INFORMATION

                                                           Three Months
                                                          Ended March 31,
                                                      2001               2000
New Business Taken
North America                                      $ 213,491          $ 104,197
Europe, Africa & Middle East                          16,786             40,188
Asia Pacific                                           5,492             14,003
Central & South America                               80,000             52,538
                                                   ---------          ---------
     Total                                         $ 315,769          $ 210,926
                                                   =========          =========


Revenues
North America                                      $ 153,920          $  74,240
Europe, Africa & Middle East                          35,233             43,210
Asia Pacific                                          10,318             20,383
Central & South America                               44,005             21,882
                                                   ---------          ---------
     Total                                         $ 243,476          $ 155,499
                                                   =========          =========


Income (Loss) From Operations
North America                                      $   6,536          $   1,821
Europe, Africa & Middle East                            (293)             2,172
Asia Pacific                                            (996)              (936)
Central & South America                                3,448              1,838
                                                   ---------          ---------
     Total                                         $   8,515          $   4,895
                                                   =========          =========


Income (Loss) From Operations
     Excluding Special Charges
North America                                      $   6,515          $   2,189
Europe, Africa & Middle East                              75              2,387
Asia Pacific                                            (961)              (856)
Central & South America                                3,658              1,945
                                                   ---------          ---------
     Total                                         $   9,287          $   5,665
                                                   =========          =========

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes.

RESULTS OF OPERATIONS

For the three months ended March 31, 2001, new business taken increased 50% to $316 million compared with $211 million in 2000. New contract awards in the quarter included the previously announced Hamaca heavy oil tankage project in Venezuela, a cryogenic storage tank for a liquefied natural gas (LNG) import terminal in the United States, and an award to Howe-Baker Engineers for a gas-to-liquids processing facility. The Company expects improving market conditions driven by increased capital spending by the hydrocarbon industry, the rapidly expanding demand for more power generation capacity fueled by natural gas, clean fuel requirements and capacity constraints that are driving refinery retrofits and expansion, and continued strong demand worldwide for additional LNG facilities. The Company also continues to see strength in the North American water market for both storage and treatment facilities. Backlog at March 31, 2001 was $848 million compared with $561 million at the end of the first quarter 2000 and $606 million at year-end 2000.

First quarter revenues were $243.5 million compared with $155.5 million in 2000. The first quarter 2001 results included Howe-Baker International as of January 1, 2001, and the Pitt-Des Moines, Inc. (PDM) Water and Engineered Construction Divisions as of February 1, 2001. The increase was due to significantly higher revenues in North America, including the results of the acquired companies, and higher revenues in the Central and South America region. For the balance of 2001, the Company expects improving volume in the Western Hemisphere will help offset lower revenues in Asia Pacific and the Europe, Africa, Middle East region, where an anticipated recovery in the latter part of the year is dependent on the volume of new project awards in the next two quarters. The Company anticipates consolidated revenues for 2001 should exceed $1.1 billion. The achievement of this revenue level is dependent in large measure on the timing of customer awards in the next several months. The Company's revenues fluctuate based on the changing project mix and are dependent on the level and timing of customer releases of new business, and on other matters such as project schedules.

Gross profit for the three months ended March 31, 2001 was $27.2 million, or 11.2% of revenues, compared with $16.4 million, or 10.5% of revenues, in 2000. The improvement in gross margin is due primarily to the inclusion of higher margin work from Howe-Baker International, along with continued improvements in project execution.

Selling and administrative expenses were $16.9 million, or 6.9% of revenues, in the first quarter 2001 compared with $11.2 million, or 7.2% of revenues, in the 2000 period. The decline reflects cost cutting in 2000 and elimination of duplication as part of the PDM integration.

In the first quarter of 2001, CB&I recorded special charges of $0.8 million, consisting primarily of costs associated with the streamlining of certain CB&I operations outside of North America and the Howe-Baker and PDM integration. The Company expects to realize cost savings going forward and anticipates that the benefits from synergies will offset integration-related expenses in the second half of the year. Special charges of $0.8 million in the prior year quarter were for severance costs. The Company expects to incur additional streamlining and integration-related costs during the balance of 2001.

Excluding special charges, income from operations for the first quarter of 2001 was $9.3 million compared with operating income of $5.7 million for the first quarter of 2000. Operating income in the period was impacted by goodwill amortization resulting from the Company's recent acquisitions. In addition, operating improvements at the Company's high purity piping business were more than offset by the effects from a sharp decline in the microelectronics market, resulting in a $1.8 million loss from operations for this unit. As a result, the Company continues to evaluate its options with regard to these operations, which may include scaling back these operations, refocusing this business on a particular market segment, or exiting this business.

Net income for the three months ended March 31, 2001, excluding special charges, was $4.0 million or $0.18 per diluted share, compared with net income of $3.0 million or $0.30 per diluted share for the same period in 2000. Including special charges recorded in both periods, net income for the first three months of 2001 was $3.5 million or $0.16 per diluted share, compared with net income of $2.5 million or $0.25 per diluted share in the prior year period.

Net income for the first quarter was affected by increased interest expense as a result of higher average debt levels, and by higher income tax expense. The Company anticipates a higher effective tax rate in 2001 based on the shift of revenues to higher tax rate jurisdictions. Net income also was affected by higher minority interest attributable to solid results in Venezuela, where the Company has a minority partner, and the inclusion of Howe-Baker results.

FINANCIAL CONDITION

For the three months ended March 31, 2001, the Company used cash from operations of $3.7 million, primarily due to cash payments related to special charges recorded during the fourth quarter of 2000. Cash and cash equivalents at the end of the first quarter were $9.2 million compared with $7.5 million at the end of 2000. Total debt stood at $106 million at the end of the period, compared with $102.1 million at the end of 2000. The net increase in debt levels, during the three months ended March 31, 2001, reflects the cash payments for liabilities relating to the Company's fourth quarter 2000 voluntary resignation offer. Capital expenditures were $2.6 million during the quarter compared with $2.4 million in the prior year period.

On February 7, 2001, the Company acquired substantially all of the assets of the Engineered Construction Division and the Water Division of Pitt-Des Moines, Inc. (Note 2) for 2,848,172 shares of the Company (including 282,575 collar shares for price protection, if required) and $40.0 million in cash. PDM is obligated to remit to the Company net proceeds from the disposition of these shares in excess of $44.0 million. The source of funds for the cash portion of the purchase price was a private placement of 837,692 shares of the Company to Farinvest, Ltd., an affiliate of WEDGE (for a price of $13.6 million) and 1,623,846 shares of the Company plus a warrant to purchase 251,598 shares of the Company at an exercise price of NLG .01 per share to First Reserve (for a total price of $26.4 million), plus warrant for 250,000 shares of the Company, subject to decrease depending on the number of shares repurchased by the Company prior to June 30, 2001. The issuance of a total of 5,309,710 shares represents a 30% increase in shares outstanding from December 31, 2000. First Reserve exercised the warrant to purchase 251,598 shares on February 22, 2001. On March 15, 2001, the Company called 524,781 shares from PDM priced at $9.0 million and a return of the 282,575 collar shares issued for price protection. The Company sold these 807,356 shares at $17.75 (less expenses), based on an agreement entered into on February 23, 2001, to an unaffiliated group of investors for a total price of $14.3 million. PDM has the right to require the Company to repurchase the remaining 2,040,816 shares at $17.15 per share, for a total price of $35.0 million. The Company has certain rights to call these shares prior to June 28, 2001. The Company plans to repurchase these shares from PDM by the end of the second quarter, with funding coming from the Company's revolving credit agreement and the sale and leaseback of its administrative office. The Company has reflected this as an asset held for sale on its balance sheet.

The Company expects its revolving credit facility will be more fully utilized due to debt from the HBI acquisition, the increased size of the Company's operations resulting from recent acquisitions and additional cash requirements for the buyback of shares from PDM. As the Company manages the integration activities of its recent acquisitions, it anticipates reduced liquidity during the second quarter of 2001 with improvements expected as the year progresses. However, the Company expects to be able to operate within the covenants defined in its existing credit agreement. The Company is also considering the private placement market as an additional financing source.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in foreign currency exchange rates, which may adversely affect its results of operations and financial condition. The Company seeks to minimize the risks from these foreign currency exchange rate fluctuations through its regular operating and financing activities and, when deemed appropriate, through its limited use of foreign currency forward contracts. The Company's exposure to changes in foreign currency exchange rates arises from receivables, payables and firm commitments from international transactions, as well as intercompany loans used to finance non-U.S. subsidiaries. The Company does not use financial instruments for trading or speculative purposes.

FORWARD LOOKING STATEMENTS

Any statements contained herein that are not based on historical fact are forward-looking statements and represent management's best judgment as to what may occur in the future. The actual outcome and results are not guaranteed, are subject to risks, uncertainties and assumptions and may differ materially from what is expressed. A variety of factors could cause business conditions and results to differ materially from what is contained in the forward-looking statements including, but not limited to, the uncertain timing and the funding of new contract awards; project cancellations and operations risks: cost overruns on fixed priced contracts; risks associated with percentage of completion accounting: increased competition; fluctuating revenues resulting from the cyclical nature of the individual markets in which the Company's customers operate; reduced activity in the hydrocarbon industry, demand from which is the largest component of the Company's revenue; lack of the liquidity needed to finance expenditures prior to the receipt of payment for the performance of contracts and to provide bid and performance bonds and letters of credit securing the Company's obligations under its bids and contracts; risks inherent in the Company's acquisition strategy and the ability to obtain financing for proposed acquisitions; and the Company's ability to integrate and successfully operate acquired businesses, including Howe-Baker International, L.L.C. and the Engineered Construction Division and the Water Division of Pitt-Des Moines, Inc., and manage the risks associated with those businesses. In addition, while all mandatory periods for antitrust review have passed, the Federal Trade Commission ("FTC") continues to review certain aspects of the Company's acquisition of PDM's assets and the Company continues to cooperate with the FTC. Additional factors are set forth in the Company's most recent Annual Report on Form 10-K, Quarter Report on Form 10-Q and Current Report on Form 8-K (as amended) which describe other factors that could cause actual results to differ from such forward-looking statements, as well as the Company's other filings with the Securities and Exchange Commission. The Company does not undertake to update any forward-looking statements contained herein, whether as a result of new information, future events or otherwise.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

There have been no material developments in the legal proceedings as described in Note 7 of the Notes to Consolidated Financial Statements submitted with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Item 4.   Submission of Matters to a Vote of Security Holders

          (a) The annual Meeting of Shareholders of Chicago Bridge & Iron Company N.V. was held on May 10, 2001. The following matters were voted upon and adopted at the meeting:

                 (i)       Reappointment of Jerry H. Ballengee, William E.
                           Macaulay, L. Donald Simpson and Michael D. Winfield as members of the Board of Supervisory Directors until the Annual General Meeting of Shareholders in 2004, and until their successors have been duly appointed.

                           First             First Nominee             Second Nominee
                           Position     Jerry H. Ballengee           Stephen M. Duffy        Abstain

                           For                  11,585,052                  2,558,458      1,106,169


                           Second            First Nominee             Second Nominee
                           Position    William E. Macaulay    W.G. "Will" Honeybourne        Abstain

                           For                  13,626,913                    518,842      1,103,924


                           Third             First Nominee             Second Nominee
                           Position      L. Donald Simpson         Samuel C. Leventry        Abstain

                           For                  13,165,380                     55,915      2,028,384


                           Fourth            First Nominee             Second Nominee
                           Position    Michael D. Winfield           James M. Tidwell        Abstain

                           For                  11,124,438                  2,095,531      2,029,710

                 (ii)      The authorization to prepare the annual accounts and
                           the annual report in the English language and to adopt the
                           Dutch Statutory Annual Accounts of the Company for the
                           fiscal year ended December 31, 2000.
                           For       15,247,358
                           Against           --
                           Abstain        2,321

                 (iii)     The approval of the distribution of profits for the
                           year ended December 31, 2000 in the amount of US$0.24
                           per share previously paid as interim dividends.
                           For       15,248,179
                           Against           --
                           Abstain        1,500

                 (iv)      The approval to extend the authority of the Management
                           Board to repurchase up to 30% of the issued share
                           capital of the Company until November 10, 2002.
                           For       15,236,279
                           Against       11,900
                           Abstain        1,500

                 (v)       The approval to cancel shares to be acquired by the
                           Company in its own share capital.
                           For       15,236,532
                           Against       11,172
                           Abstain        1,975

                  (vi) The amendment of the Articles of Association to convert the par value of the shares from Dutch Guilders to Euros, to reflect that AEX-Effectenbeurs N.V. (the "Amsterdam Exchange") is now called Euronext Amsterdam N.V. and to clarify the source of payment of interim dividends.
                         For       15,246,958
                         Against        1,700
                         Abstain        1,021

                  (vii) The approval to extend the authority of the Supervisory Board to issue and/or grant rights (including options to subscribe) on shares of the Company until May 10, 2006.
                         For       15,246,146
                         Against        2,637
                         Abstain          896

                  (viii) The approval to extend the authority of the Supervisory
                         Board to limit or exclude the preemptive rights of the shareholders of the Company until May 10, 2006.
                         For       15,234,583
                         Against       13,900
                         Abstain        1,196

                  (ix) The adoption of the Chicago Bridge & Iron 2001 Employee Stock Purchase Plan.
                         For       15,247,504
                         Against          300
                         Abstain        1,875

                  (x) The appointment of Arthur Andersen as the Company's independent public accountants for the fiscal year ending December 31, 2001.
                         For       15,247,858
                         Against           --
                         Abstain        1,821

Item 6.   Exhibits and Reports on Form 8-K

          (a)     Exhibits
          10.22   Revolving Credit Facility Agreement dated December 1, 2000
                  (b)  Amendment No. 2 dated March 26, 2001
                  (c)  Amendment No. 3 dated April 30, 2001

          (b)     Reports on Form 8-K
                  The Company filed current reports on Form 8-K during the three months ended March 31, 2001.

                  A report on Form 8-K was filed on February 22, 2001. Under
                  Item 2. (Acquisition or Disposition of Assets) the Company reported that it acquired substantially all of the assets (the "Assets") of the Engineered Construction Division and the Water Division (the "Divisions") of Pitt-Des Moines, Inc. ("PDM"). Under Item 5. (Other Events) it reported that it amended an agreement with First Reserve to grant a warrant to purchase common shares of the Company. Financial Statements of, Pro Forma Financial Information and Exhibits required were included under Item 7.

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Chicago Bridge & Iron Company N.V.



                                   /s/ Timothy J. Wiggins
                                   ----------------------------------

                                   By:  Chicago Bridge & Iron Company B.V.
                                   Its: Managing Director
                                   Timothy J. Wiggins
                                   Managing Director
                                   (Principal Financial Officer)





Date: May 15, 2001