Form 10-Q
period 2001-06-30
CHICAGO BRIDGE & IRON CO N V
filed 2001-08-14
CIK 1027884

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended June 30, 2001

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

                                 YES [X]     NO [ ]


The number of shares outstanding of a single class of common stock as of June 30, 2001 - 21,410,239

               CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION
                                                                      Page
    Consolidated Financial Statements
           Statements of Income
           Three and Six Months Ended June 30, 2001 and 2000             3

           Balance Sheets
           June 30, 2001 and December 31, 2000                           4

           Statements of Cash Flows
           Six Months Ended June 30, 2001 and 2000                       5

           Notes to Consolidated Financial Statements               6 - 10

           Management's Discussion and Analysis of
           Results of Operations and Financial Condition           11 - 14


PART II. OTHER INFORMATION                                              15



SIGNATURE PAGE                                                          16

               CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       THREE MONTHS             SIX MONTHS
                                                      ENDED JUNE 30,           ENDED JUNE 30,
                                                    2001         2000         2001         2000

Revenues                                       $ 263,857    $ 153,711    $ 499,225    $ 307,603

Cost of revenues                                 231,200      137,277      438,273      273,940
                                               ---------    ---------    ---------    ---------
   Gross profit                                   32,657       16,434       60,952       33,663

Selling and administrative expenses               16,663       10,562       32,531       21,021
Intangibles amortization                           1,321          152        2,510          294
Other operating income, net                           (7)      (1,436)        (266)      (2,069)
Special charges                                    1,480          748        2,252        1,518
                                               ---------    ---------    ---------    ---------
   Income from operations                         13,200        6,408       23,925       12,899

Interest expense                                  (2,133)      (1,466)      (4,493)      (2,437)
Interest income                                      448          170          951          265
                                               ---------    ---------    ---------    ---------
   Income before taxes and minority interest      11,515        5,112       20,383       10,727

Income tax expense                                (3,499)      (1,286)      (6,032)      (2,904)
                                               ---------    ---------    ---------    ---------
   Income before minority interest                 8,016        3,826       14,351        7,823

Minority interest in (income)                       (810)        (425)      (1,740)        (867)
                                               ---------    ---------    ---------    ---------
   Income from continuing operations               7,206        3,401       12,611        6,956

Discontinued operations (Note 3) :
   (Loss) from discontinued operations, net
       of taxes                                     (382)      (1,448)      (2,321)      (2,551)
   (Loss) on disposal of discontinued
     operations, net of taxes                     (9,898)        --         (9,898)        --
                                               ---------    ---------    ---------    ---------
   Net (loss) income                           ($  3,074)   $   1,953    $     392    $   4,405
                                               =========    =========    =========    =========

Net income (loss) per share Basic:
  Income from continuing operations            $    0.31    $    0.37    $    0.57    $    0.74
  (Loss) from discontinued operations              (0.44)       (0.16)       (0.55)       (0.27)
                                               ---------    ---------    ---------    ---------
Net (loss) income                              $   (0.13)   $    0.21    $    0.02    $    0.47
                                               =========    =========    =========    =========

Diluted:
  Income from continuing operations            $    0.30    $    0.36    $    0.55    $    0.72
  (Loss) from discontinued operations              (0.43)       (0.15)       (0.53)       (0.26)
                                               ---------    ---------    ---------    ---------
Net (loss) income                              $   (0.13)   $    0.21    $    0.02    $    0.46
                                               =========    =========    =========    =========

Weighted average shares outstanding
  Basic                                           23,068        9,198       22,054        9,363
  Diluted                                         24,039        9,447       22,805        9,630

  Dividends on shares
   Amount                                      $   1,285    $     552    $   2,688    $   1,109
   Per share                                   $    0.06    $    0.06    $    0.12    $    0.12











           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

               CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                               JUNE 30,    DECEMBER 31,
                                 ASSETS                                          2001         2000
Current assets
      Cash and cash equivalents                                              $  27,218    $   7,451
      Accounts receivable, net of allowance for doubtful
           accounts of $2,087 in 2001 and $1,340 in 2000                       174,607      125,259
      Contracts in progress with earned revenues
           exceeding related progress billings                                  66,088       57,888
      Deferred income taxes                                                     14,007       14,417
      Assets held for sale                                                       1,958       13,391
      Net assets of discontinued operations                                      1,473       11,614
      Other current assets                                                      13,213       10,740
                                                                             ---------    ---------
                Total current assets                                           298,564      240,760
                                                                             ---------    ---------

Property and equipment, net                                                    108,187       98,723
Long-term receivable                                                            19,785       19,785
Deferred income taxes                                                           29,184       28,332
Goodwill and other intangibles, net                                            172,841      137,436
Other non-current assets                                                        14,041       13,379
                                                                             ---------    ---------
                Total assets                                                 $ 642,602    $ 538,415
                                                                             =========    =========


                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
      Notes payable                                                          $      25    $     276
      Current maturity of long-term debt                                         5,700         --
      Accounts payable                                                          65,918       62,934
      Accrued liabilities                                                       57,561       58,389
      Contracts in progress with progress billings
           exceeding related earned revenues                                   106,187       58,927
      Income taxes payable                                                       4,276        3,321
                                                                             ---------    ---------
                Total current liabilities                                      239,667      183,847
                                                                             ---------    ---------

Long-term debt                                                                  96,000      101,800
Other non-current liabilities                                                   65,011       63,794
Minority interest in subsidiaries                                               34,029       33,227
                                                                             ---------    ---------
                Total liabilities                                              434,707      382,668
                                                                             ---------    ---------


Shareholders' equity
      Common stock, Euro .01 par value;
           authorized: 35,000,000 in 2001 and 2000;
           issued: 23,448,767 in 2001 and 17,743,030 in 2000;
           outstanding: 21,410,239 in 2001 and 17,729,108 in 2000                  221           91
      Additional paid-in capital                                               263,484      174,320
      Retained earnings                                                          6,330        8,626
      Stock held in Trust                                                      (16,435)     (17,193)
      Treasury stock, at cost: 2,038,528 in 2001 and 13,922 in 2000            (34,961)        (225)
      Accumulated other comprehensive income (loss) (Note 6)                   (10,744)      (9,872)
                                                                             ---------    ---------
                Total shareholders' equity                                     207,895      155,747
                                                                             ---------    ---------
                Total liabilities and shareholders' equity                   $ 642,602    $ 538,415
                                                                             =========    =========







           The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

               CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                          SIX MONTHS
                                                                                        ENDED JUNE 30,
                                                                                       2001        2000
Cash flows from operating activities
      Net income                                                                   $    392    $  4,405
      Adjustments to reconcile net income to net cash provided by operating activities
          Special charges, net of deferred income taxes of $766 and $516              1,486       1,002
          Payments related to special charges                                       (10,489)     (1,192)
          Depreciation and amortization                                              12,078       8,818
          Gain on sale of property and equipment                                       (266)     (2,069)
          Loss on discontinued operations                                            12,219       2,551
      Change in operating assets and liabilities (see below)                         20,896     (15,062)
                                                                                   --------    --------
          Net cash provided by/(used in) continuing operating activities             36,316      (1,547)
                                                                                   --------    --------
          Net cash provided by/(used in) discontinued operating activities              296      (4,899)
                                                                                   --------    --------
          Net cash provided by/(used in) operating activities                        36,612      (6,446)
                                                                                   --------    --------

Cash flows from investing activities
      Cost of business acquisition, net of cash acquired                             (5,030)    (11,489)
      Capital expenditures                                                           (3,837)     (3,610)
      Proceeds from sale of assets held for sale                                     13,992        --
      Proceeds from sale of property and equipment                                    1,551       3,770
                                                                                   --------    --------
          Net cash provided by/(used in) continuing investing activities              6,676     (11,329)
                                                                                   --------    --------
          Net cash (used in) discontinued investing activities                         (716)     (3,493)
                                                                                   --------    --------
          Net cash provided by/(used in) investing activities                         5,960     (14,822)
                                                                                   --------    --------

Cash flows from financing activities
      (Decrease)/increase in notes payable                                             (251)        344
      Net (repayment)/borrowing under Revolving Credit Facility                        (100)     29,400
      Purchase of treasury stock                                                    (35,401)    (18,559)
      Issuance of treasury stock                                                      1,672         559
      Issuance of common stock                                                       13,963        --
      Dividends paid                                                                 (2,688)     (1,109)
                                                                                   --------    --------
          Net cash (used in)/provided by continuing financing activities            (22,805)     10,635
                                                                                   --------    --------
          Net cash provided by discontinued financing activities                       --            15
                                                                                   --------    --------
          Net cash (used in)/provided by financing activities                       (22,805)     10,650
                                                                                   --------    --------


Increase/(decrease) in cash and cash equivalents                                     19,767     (10,618)
Cash and cash equivalents, beginning of the year                                      7,451      18,407
                                                                                   --------    --------
Cash and cash equivalents, end of the period                                       $ 27,218    $  7,789
                                                                                   ========    ========


Change in operating assets and liabilities
      Decrease in receivables, net                                                 $  2,488    $  6,968
      Decrease/(increase) in contracts in progress, net                              43,084      (5,685)
      (Decrease) in accounts payable                                                (24,181)     (3,023)
                                                                                   --------    --------
          Change in contract capital                                                 21,391      (1,740)
      (Increase) in other current assets                                               (844)     (1,493)
      Increase/(decrease) in income taxes payable                                     1,566        (777)
      Increase/(decrease) in accrued and other non-current liabilities                  519      (9,616)
      (Increase) in other                                                            (1,736)     (1,436)
                                                                                   --------    --------
          Total                                                                    $ 20,896    $(15,062)
                                                                                   ========    ========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

               CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

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

Forward Contracts - Although the Company does not engage in currency speculation, it periodically uses forward contracts to hedge currency transactions. Gains or losses on forward contracts are included in income. At June 30, 2001, the Company had $9,285 of outstanding foreign currency exchange contracts to sell Dutch guilders, $5,009 of outstanding foreign currency exchange contracts to sell Singapore dollars, $3,789 of outstanding foreign currency exchange contracts to buy Canadian dollars, $3,016 of outstanding foreign currency exchange contracts to buy Australian dollars, $787 of outstanding foreign currency exchange contracts to sell British pounds, $453 of outstanding foreign currency exchange contracts to buy Spanish pesetas and $62 of outstanding foreign currency exchange contracts to buy Euros. These forward contracts hedged intercompany loans utilized to finance non-U.S. subsidiaries and matured within 10 days after quarter end. The counterparties to the Company's forward contracts are major financial institutions, which the Company continually evaluates as to their creditworthiness. The Company has never experienced, nor does it anticipate, nonperformance by any of its counterparties.

New Accounting Standards - In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" ("SFAS 141") and SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). These pronouncements change the accounting for business combinations, goodwill and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. SFAS No. 142 states goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment at least annually. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, SFAS No. 142 will be effective for the Company on January 1, 2002. The Company is currently evaluating the intangible assets associated with its recent acquisitions and the provisions of SFAS 141 and SFAS 142 and the impact that adoption will have on the financial position and results of operations.

Reclassifications - Certain prior year amounts have been reclassified to conform with the current year presentation.

2.  SPECIAL CHARGES

During 2000 the Company accrued special charges related to a voluntary resignation offer, severance and other benefits and charges related to facilities. During the first half of 2001, the Company recorded severance costs related to involuntary terminations of employees in non-U.S. operations. In addition, the Company recorded continuing costs to downsize or lower costs at five facilities worldwide and certain integration costs. The following table sets forth the accrued expense balances and activity relating to special charges as of June 30, 2001.

                    Voluntary Resignation Offer,   Facilities
                    Severance and Other Benefits  and Integration   Total

December 31, 2000                      $ 10,874    $    838    $ 11,712
Special charges                           1,121       1,131       2,252
Cash payments                            (9,388)     (1,101)    (10,489)
                                       --------    --------    --------
June 30, 2001                          $  2,607    $    868    $  3,475
                                       ========    ========    ========

As previously announced in June 2001, the Company plans to move its worldwide administrative office from its current location in Plainfield, Illinois to the Houston, Texas area. No charges were recorded in the period ending June 30, 2001 related to the relocation. The Company expects to record a special charge in the third quarter for severance and related costs and will incur additional charges throughout the next twelve months related to this relocation.

3.  DISCONTINUED OPERATIONS

During the second quarter of 2001, the Company decided to exit its high purity piping business, UltraPure Systems ("UPS") due primarily to continuing weak market conditions in the microelectronics industry. The losses from discontinued operations are net of tax benefits of $84 and $361 for the three months ended, and $355 and $854 for the six months ended June 30, 2001 and 2000. The loss from disposal in the second quarter is net of a $2,338 tax benefit and includes the write-down of equipment (net of estimated proceeds), lease terminations, severance and relocation costs, and estimated losses during the phase-out period. As a result of this operation being classified as discontinued, prior periods have been restated. Revenues for these operations were $6,545 and $3,871 for the three months ended, and $14,653 and $5,478 for the six months ended June 30, 2001 and 2000.

The net assets of the discontinued operations have been segregated on the balance sheet. These net assets were $1,473 at June 30, 2001 and $11,614 at December 31, 2000 and consist of current assets and liabilities, goodwill, and net property and equipment.

The Company sold UPS Puerto Rico to former management in July 2001. The Company expects to sell substantially all of the property and equipment and wind-up all remaining operations by December 31, 2001.

4.  CURRENT MATURITY OF LONG-TERM DEBT AND LONG-TERM DEBT

In connection with the acquisition of Howe-Baker International, L.L.C. on December 28, 2000, the Company assumed a $5,700 note payable bearing interest at 6.00%, with accrued interest and principal due June 30, 2002. The weighted average interest rate on $96,000 of borrowings under the Company's Revolving Credit Facility was 5.96% at June 30, 2001.

5.  COMMON STOCK SUBJECT TO REDEMPTION

On February 7, 2001, the Company purchased substantially all of the assets of the Engineered Construction Division and the Water Division of Pitt-Des Moines, Inc. ("PDM"). Under the terms of the transaction, PDM had the right to require the Company to repurchase 2,040,816 shares at $17.15 per share, for a total price of $35,000. The Company had certain rights to call these shares prior to June 28, 2001. The $35,000 price of these shares was reflected on the Company's March 31, 2001 balance sheet as common stock subject to redemption. The Company repurchased these shares from PDM in June 2001.

6.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three and six months ended June 30, 2001 and 2000 is as follows:

                                                          Three Months           Six Months
                                                          Ended June 30,        Ended June 30,
                                                         2001       2000       2001       2000

Net (loss) income                                     $(3,074)   $ 1,953    $   392    $ 4,405
Other comprehensive income (loss), net of tax:
   Cumulative translation adjustment                      401       (222)      (351)    (1,166)
   Cash flow hedge of anticipated debt issuance          (521)      --         (521)      --
                                                      -------    -------    -------    -------
Comprehensive (loss) income                           $(3,194)   $ 1,731    $  (480)   $ 3,239
                                                      =======    =======    =======    =======

Accumulated other comprehensive income (loss) reported on the Company's balance sheet at June 30, 2001 includes ($10,223) of cumulative translation adjustment and ($521) of mark to market loss during June on the cash flow hedge for the anticipated private placement debt issuance [See Note 9].

7.   PER SHARE COMPUTATIONS

          (shares in thousands)                                                      Three Months             Six Months
                                                                                    Ended June 30,           Ended June 30,
                                                                                   2001        2000        2001        2000

Income from continuing operations                                              $  7,206    $  3,401    $ 12,611    $  6,956
(Loss) from discontinued operations                                             (10,280)     (1,448)    (12,219)     (2,551)
                                                                               --------    --------    --------    --------
Net (loss) income                                                              $ (3,074)   $  1,953    $    392    $  4,405
                                                                               ========    ========    ========    ========


Weighted average shares outstanding - Basic                                      23,068       9,198      22,054       9,363
    Effect of stock options                                                         931          55         681          60
    Effect of warrants                                                             --          --            37        --
    Effect of directors deferred fee shares                                          21          13          19          12
    Effect of performance share units                                              --          --          --            11
    Effect of restricted stock units                                                 19         181          14         184
                                                                               --------    --------    --------    --------
Weighted average shares outstanding - Diluted                                    24,039       9,447      22,805       9,630
                                                                               ========    ========    ========    ========



Net income (loss) per share

Basic:
Income (loss) from continuing operations                                       $   0.31    $   0.37    $   0.57    $   0.74
(Loss) from discontinued operations                                               (0.44)      (0.16)      (0.55)      (0.27)
                                                                               --------    --------    --------    --------
Net (loss) income per share                                                    $  (0.13)   $   0.21    $   0.02    $   0.47
                                                                               ========    ========    ========    ========

Diluted:
Income (loss) from continuing operations                                       $   0.30    $   0.36    $   0.55    $   0.72
(Loss) from discontinued operations                                               (0.43)      (0.15)      (0.53)      (0.26)
                                                                               --------    --------    --------    --------
Net (loss) income per share                                                    $  (0.13)   $   0.21    $   0.02    $   0.46
                                                                               ========    ========    ========    ========

8.  SEGMENT INFORMATION

                                                Three Months              Six Months
                                               Ended June 30,           Ended June 30,
                                             2001         2000        2001         2000
New Business Taken
North America                           $ 240,572    $ 127,759   $ 447,489    $ 230,630
Europe, Africa & Middle East               12,514        6,330      29,300       46,518
Asia Pacific                               10,905       15,123      15,931       29,126
Central & South America                    38,233        9,479     118,233       62,017
                                        ---------    ---------   ---------    ---------
     Total                              $ 302,224    $ 158,691   $ 610,953    $ 368,291
                                        =========    =========   =========    =========


Revenues
North America                           $ 178,368    $  70,150   $ 326,401    $ 142,783
Europe, Africa & Middle East               29,239       50,613      64,472       93,823
Asia Pacific                                8,043       15,809      16,140       31,976
Central & South America                    48,207       17,139      92,212       39,021
                                        ---------    ---------   ---------    ---------
     Total                              $ 263,857    $ 153,711   $ 499,225    $ 307,603
                                        =========    =========   =========    =========


Income (Loss) From Operations
North America                           $   8,849    $   3,320   $  16,633    $   6,451
Europe, Africa & Middle East               (1,056)       1,593      (1,349)       3,765
Asia Pacific                                 (253)         699        (467)          49
Central & South America                     5,660          796       9,108        2,634
                                        ---------    ---------   ---------    ---------
     Total                              $  13,200    $   6,408   $  23,925    $  12,899
                                        =========    =========   =========    =========

Income (Loss) From Operations
     Excluding Special Charges
North America                           $   9,691    $   3,638   $  17,634    $   7,137
Europe, Africa & Middle East                 (785)       1,866        (710)       4,253
Asia Pacific                                 (208)         781        (387)         211
Central & South America                     5,982          871       9,640        2,816
                                        ---------    ---------   ---------    ---------
     Total                              $  14,680    $   7,156   $  26,177    $  14,417
                                        =========    =========   =========    =========

9.  SUBSEQUENT EVENTS

In July 2001, the Company completed a $75 million private placement of senior notes to a group of institutional investors. The notes carry an interest rate of 7.34% and are due in 2007, with principal reductions annually from 2005 through 2007. Proceeds were used to reduce floating rate debt under the Company's existing $200 million revolving credit facility.

In connection with the departure from the Company of Mr. Timothy J. Wiggins, former Executive Vice President and Chief Financial Officer, he received compensation and benefits comparable to those payable pursuant to Section 5.1 of his Change in Control Severance Agreement (included as Exhibit 10.23 to the Company's 2000 Annual Report on Form 10-K).

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes.

RESULTS OF OPERATIONS

For the three months ended June 30, 2001, new business taken increased 90% to $302 million compared with $159 million in 2000. The most significant new contracts in the quarter were awarded to Howe-Baker and its subsidiaries in the U.S. and included a clean fuels revamp project valued in excess of $40 million, a refinery relocation project and a gas-to-liquids demonstration plant project. In an example of synergy from the Company's acquisition of Howe-Baker International, CB&I and Howe-Baker Engineers were awarded a joint natural gas project in South America during the quarter. Backlog at June 30, 2001 was $870 million compared with $549 million at the end of the second quarter 2000 and $597 million at year-end 2000.

In the following discussion of second quarter and six-month results, the 2000 periods have been restated to reclassify results to conform with the current year presentation. Second quarter revenues were $263.9 million compared with $153.7 million in 2000. Revenues for the first half of 2001 were $499.2 million compared with $307.6 million in 2000. The 2001 results included Howe-Baker International as of January 1, 2001, and the Pitt-Des Moines, Inc. (PDM) Water and Engineered Construction Divisions as of February 1, 2001. The increase was due to significantly higher revenues in North America, of which approximately 85% was due to the results of the acquired businesses. Higher revenues in the Central and South America region were the result of a significant volume of work put in place from new business awarded during the second half of 2000. The Company's revenues fluctuate based on the changing project mix and are dependent on the level and timing of customer releases of new business, and on other matters such as project schedules.

Gross profit for the three months ended June 30, 2001 was $32.7 million or 12.4% of revenues compared with $16.4 million or 10.7% of revenues in 2000. The improvement in gross margin was due primarily to the inclusion of higher margin work from Howe-Baker International and continuing improvements in project execution. Gross profit for the first half of 2001 was $61.0 million or 12.2% of revenues compared with $33.7 million or 10.9% of revenues in the comparable
2000 period.

Selling and administrative expenses were $16.7 million, or 6.3% of revenues, in the second quarter 2001 compared with $10.6 million, or 6.9% of revenues, in the 2000 period. In the first half of 2001, selling and administrative expenses were $32.5 million, or 6.5% of revenues, compared with $21.0 million, or 6.8% of revenues, in the 2000 period. The lower percent of revenues reflects the cost level reduction from the Company's actions during the fourth quarter of 2000 to right size its pre-acquisition operations.

In the second quarter of 2001, the Company recorded special charges of $1.5 million, consisting primarily of costs related to integration and rationalization of facilities, including severance costs. The Company expects to realize cost savings going forward and anticipates that the benefits from synergies will more than offset integration-related expenses in the second half of the year. Special charges of $0.7 million in the prior year quarter were for severance costs. The Company expects to incur additional streamlining and integration-related costs during the balance of 2001.

Excluding special charges, income from operations for the second quarter of 2001 was $14.7 million compared with operating income of $7.2 million for the second quarter of 2000. Operating income in the period was impacted by goodwill amortization resulting from the Company's recent acquisitions. Income from operations excluding special charges for the first six months of 2001 was $26.2 million compared with $14.4 million for the first half of 2000.

Income from continuing operations for the three months ended June 30, 2001 was $8.2 million or $0.34 per diluted share excluding special charges compared with $3.9 million or $0.41 per diluted share for the second quarter of 2000. The 110% increase in comparable income from continuing operations from quarter to quarter was offset at the per share level by the more than 150% increase in shares outstanding resulting from the Company's recent acquisitions. Weighted average shares outstanding increased to 24.0 million in the second quarter from 9.4 million in the comparable 2000 period. Income from continuing operations for the first six months of 2001 was $14.1 million or $0.62 per diluted share excluding special charges, compared with $8.0 million or $0.83 per diluted share for the first half of 2000.

Inclusive of discontinued operations and special charges, the net loss for the second quarter of 2001 was $3.1 million or $0.13 per diluted share, compared with net income of $2.0 million or $0.21 per diluted share for the second quarter of 2000. Net income for the first six months of 2001 was $0.4 million or $0.02 per diluted share, compared with net income of $4.4 million or $0.46 per diluted share for the first half of 2000.

FINANCIAL CONDITION

For the six months ended June 30, 2001, the Company generated cash from operations of $36.6 million. Cash flow from operating activities included a reduction in contract capital that provided $21.4 million in 2001. This reduction was achieved primarily from realization of contract capital from the acquired businesses and from the high level of activity in the Central and South America region.

Strong cash flow during the quarter resulted in net debt (total debt less cash and cash equivalents) being reduced to $74.5 million at June 30, 2001 from $96.8 million at the end of the first quarter. The reduction in debt was accomplished even as the Company purchased $35 million of its common stock from Pitt-Des Moines, Inc. during the quarter, as anticipated under the terms of the purchase agreement. The Company funded the purchase in part from the proceeds of the sale and leaseback of its administrative office. Capital expenditures during the quarter were $2.0 million compared with $1.5 million in the prior year period. Capital expenditures for the first six months of 2001 were $3.8 million compared with $3.6 million for the first half of 2000.

Subsequent to the end of the second quarter, the Company completed a $75 million private placement of senior notes to a group of institutional investors. The notes carry an interest rate of 7.34% and are due in 2007, with principal reductions annually from 2005 through 2007. Proceeds were used to reduce floating rate debt under the Company's existing $200 million revolving credit facility.

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

NEW ACCOUNTING STANDARD

As indicated in the Notes to the Consolidated Financial Statements, in June 2001, the Financial Accounting Standards Board issued SFAS 141 and SFAS No. 142. These pronouncements change the accounting for business combinations, goodwill and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. SFAS No. 142 states goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment at least annually. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, SFAS No. 142 will be effective for the Company on January 1, 2002. The Company is currently evaluating the intangible assets associated with its recent acquisitions and the provisions of SFAS 141 and SFAS 142 and the impact that adoption will have on the financial position and results of operations.


FORWARD LOOKING STATEMENTS

Any statements contained herein that are not based on historical fact are forward-looking statements and represent management's best judgment as to what may occur in the future. The actual outcome and results are not guaranteed, are subject to risks, uncertainties and assumptions and may differ materially from what is expressed. A variety of factors could cause business conditions and results to differ materially from what is contained in the forward-looking statements including, but not limited to, the Company's ability to realize cost savings from its expected execution performance; the uncertain timing and the funding of new contract awards; project cancellations and operations risks; cost overruns on fixed priced contracts; risks associated with percentage of completion accounting; increased competition; fluctuating revenues resulting from the cyclical nature of the individual markets in which the Company's customers operate; lower than expected activity in the hydrocarbon industry, demand from which is the largest component of the Company's revenue; lack of the liquidity needed to finance expenditures prior to the receipt of payment for the performance of contracts and to provide bid and performance bonds and letters of credit securing the Company's obligations under its bids and contracts; risks inherent in the Company's acquisition strategy and the ability to obtain financing for proposed acquisitions; and the Company's ability to integrate and successfully operate acquired businesses, including Howe-Baker International, L.L.C. and the Engineered Construction Division and the Water Division of Pitt-Des Moines, Inc., and the risks associated with those businesses. In addition, while all mandatory periods for antitrust review have passed, the Federal Trade Commission ("FTC") continues to review certain aspects of the Company's acquisition of PDM's assets and the Company continues to cooperate with the FTC. Additional factors are set forth in the Company's most recent Annual Report on Form 10-K, Quarterly Report on Form 10-Q and Current Report on Form 8-K (as amended) which describe other factors that could cause actual results to differ from such forward-looking statements, as well as the Company's other filings with the Securities and Exchange Commission. The Company does not undertake to update any forward-looking statements contained herein, whether as a result of new information, future events or otherwise.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material developments in the legal proceedings as described in Note 7 of the Notes to Consolidated Financial Statements submitted with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Item 4. Submission of Matters to a Vote of Security Holders

The results of the Annual Meeting of Shareholders of Chicago Bridge & Iron Company N.V. held on May 10, 2001 were included in the Company's Quarterly Report on Form 10-Q dated May 15, 2001.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

                 3 Articles of Association of the Company (unofficial English translation)

             10.23(a) Waiver to Certain Sections of Change of Control
                      Severance Agreements between the Company and Certain Executive Officers

         7(b)     Reports on Form 8-K
                  The Company filed a current report on Form 8-K on April 24, 2001. Under Item 5 (Other Events), the Company reported that its request to have its shares delisted and removed from trading on the Euronext Amsterdam N.V. (the "Amsterdam Exchange") was granted effective April 20, 2001. The shares have been and will be listed on the New York Stock Exchange, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          Chicago Bridge & Iron Company N.V.



                                          /s/ Richard E. Goodrich
                                          --------------------------------------

                                          By: Chicago Bridge & Iron Company B.V.
                                          Its:  Managing Director
                                          Richard E. Goodrich
                                          Managing Director
                                         (Principal Financial Officer)





Date:  August 14, 2001