Form 10-K/A
period 2000-12-31
CHICAGO BRIDGE & IRON CO N V
filed 2001-09-19
CIK 1027884

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendments to this Form 10-K/A. [ ]

Aggregate market value of common stock held by non-affiliates, based on a New York Stock Exchange closing price of $21.85 as of February 28, 2001, was $196,805,113.

The number of shares outstanding of a single class of common stock as of February 28, 2001 was 23,379,695.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2000 Annual Report to Shareholders          Part I and Part II
Portions of the 2001 Proxy Statement                        Part III

                                   FORM 10-K/A
                       CHICAGO BRIDGE & IRON COMPANY N.V.
                      For the Year Ended December 31, 2000


                                EXPLANATORY NOTE


This Form 10-K/A amends the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 as filed on March 29, 2001 and is being filed to reflect the effects of the Registrant's decision to exit its high purity piping business, UltraPure Systems. As a result of this operation being classified as a discontinued operation, amounts for all periods presented in the Registrant's consolidated financial statements and notes have been amended to reflect this reclassification to conform to this presentation. The items amended in this Form 10-K/A are Items 1 and 3 of Part I, Items 6, 7 and 8 of Part II and Item 14 of
Part IV. No other information included in the original report on Form 10-K is amended by this Form 10-K/A. The Registrant has not updated the disclosures in this Form 10-K/A to reflect any other events subsequent to the Registrant's initial filing of its Annual Report on Form 10-K on March 29, 2001. However, all Items have been presented in this Form 10-K/A for the convenience of the reader.

               CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES


                                TABLE OF CONTENTS

                                                                                                    PAGE
                                                                                                    ----
PART I.

         Item 1.       Business                                                                       4
         Item 2.       Properties                                                                     15
         Item 3.       Legal Proceedings                                                              16
         Item 4.       Submission of Matters to a Vote of Security Holders                            18



PART II.

         Item 5.       Market for Registrant's Common Equity and Related                              19
                              Stockholder Matters
         Item 6.       Selected Financial Data                                                        19
         Item 7.       Management's Discussion and Analysis of Results of                             19
                              Operations and Financial Condition
         Item 7A.      Quantitative and Qualitative Disclosures About Market Risk                     19
         Item 8.       Financial Statements and Supplementary Data                                    19
         Item 9.       Changes in and Disagreements with Accountants on                               19
                              Accounting and Financial Disclosure



PART III.

         Item 10.      Directors and Executive Officers of the Registrant                             20
         Item 11.      Executive Compensation                                                         22
         Item 12.      Security Ownership of Certain Beneficial Owners and                            22
                              Management
         Item 13.      Certain Relationships and Related Transactions                                 22



PART IV.

         Item 14.      Exhibits, Financial Statement Schedules and Reports                            23
                              on Form 8-K


SIGNATURES                                                                                            25


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

On December 28, 2000, the Company acquired Howe-Baker International, L.L.C. ("HBI") from WEDGE Group Incorporated ("WEDGE"), a private investment firm, that owned 100% of HBI. HBI, which was organized and began operations in 1947, is a global technology company specializing in the engineering and construction of hydrocarbon processing plants for customers in the refining, petrochemical and natural gas industries. HBI's subsidiary, Matrix Engineering, Ltd., provides a broad range of services to the petroleum refining and petrochemical industries, including engineering services, general industrial construction, construction management, fabrication and construction services. Callidus Technologies, L.L.C., another HBI subsidiary, designs and produces combustion equipment, such as burners, gas and liquid incinerators, flares and rotary kilns for the petrochemical, refining, pharmaceutical and wood products industries.

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

PRODUCT LINE INFORMATION



              REVENUES BY PRODUCT LINE
              (In millions)
                                                              2000           1999          1998
                                                              ----           ----          ----

              Flat Bottom Tanks                               $234           $296          $287
              Low Temperature/Cryogenic
                    Tanks and Systems                           91             82           108
              Repairs and Modifications                         79             67            64
              Specialty and Other Structures                    54             65           130
              Elevated Tanks                                    62             52            38
              Turnarounds                                       46             49            85
              Pressure Vessels                                  46             63            64

                                                                --             --            --
                    Total                                     $612           $674          $776
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

Specialty and Other Structures

These specialty and other structures are marketed to a diverse group of customers in such industries as metals and mining, power generation, telecommunications, aerospace and wastewater treatment, as well as government customers. Examples of these specialty structures include turnkey vacuum facilities for testing prototype spacecraft, rocket engines and satellites before launch; hydroelectric structures such as penstocks and spiral cases; and processing facilities or components used in the iron, aluminum and mining industries. These structures are typically made from bent and formed metal materials (carbon steel, stainless steel, special alloy steel and aluminum) and are fabricated and shipped as components to their final location for field assembly and welding.

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


COMPANY STRATEGY

The Company is committed to increasing shareholder value by seeking to build upon its established success and by growing its business in the global marketplace. It intends to accomplish this through the implementation of a strategy that is founded upon a vision, articulated through a mission and accomplished through strategic goals.

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

BACKLOG

The Company had a backlog of work to be completed on contracts of $597.4 million at December 31, 2000 (including backlog of $125.1 million of HBI) and $507.5 million at December 31, 1999. During 2000, the Company removed the $50.0 million remaining on the Tuban (T.P.P.I.) Project from backlog. Approximately 83% of the backlog as of December 31, 2000 is expected to be completed in 2001. New business taken represents the value of new project commitments received by the Company during a given period and is included in backlog until work is performed and revenue recognized or until cancellation. Backlog may also fluctuate with currency movements.

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

EMPLOYEES

The Company, including HBI, employed 5,294 people as of December 31, 2000. The Company believes it is a leader in the global field erection of storage tanks and other steel plate structures because of its project management and technological expertise, which are considered to be among its core competencies. To preserve these competencies, the Company recruits, develops and maintains ongoing training programs for engineers and field supervision personnel. Furthermore, the Company recognizes the importance of having the right people with the right skills in the right places to achieve its business objectives.

SEGMENT FINANCIAL INFORMATION

Financial information by geographic area of operation can be found on pages 57 and 58 of the Company's 2000 Annual Report to Shareholders, as amended, and is incorporated herein by reference.


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



Location                                  Type of Facility                                     Interest
--------                                  ----------------                                     --------

North America
Beaumont, Texas (1)                       Engineering, fabrication facility,                     Owned
                                            operations and administrative office
Beggs, Oklahoma (1)                       Fabrication facility                                   Owned
Clive, Iowa (2)                           Fabrication facility, warehouse, operations            Owned
                                            and administrative office
Fort Saskatchewan, Canada                 Warehouse, operations and                              Owned
                                            administrative office
Houston, Texas (3)                        Engineering, fabrication facility, warehouse,          Owned
                                            operations and administrative office
Kankakee, Illinois                        Warehouse                                              Owned
Pittsburgh, Pennsylvania (2)              Warehouse                                              Owned
Plainfield, Illinois (4)                  Engineering, operations and administrative             Owned
                                            office
Provo, Utah (2)                           Fabrication facility, warehouse, operations            Owned
                                            and administrative office
San Luis Obispo, California               Warehouse and fabrication facility                     Owned
Tulsa, Oklahoma (1)                        Engineering, fabrication facility,                    Leased
                                            operations and administrative office
Tyler, Texas (1)                           Engineering, fabrication facility, operations         Owned
                                            and administrative office
Warren, Pennsylvania (2)                  Fabrication facility                                   Leased

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


Kwinana, Australia                        Fabrication facility, warehouse and                    Leased
                                            administrative office

Central and South America
Puerto Ordaz, Venezuela                   Fabrication facility and warehouse                     Leased



(1) Acquired or leased these properties as a result of the HBI acquisition on December 28, 2000
(2) Acquired or leased these properties as a result of the PDM acquisition on February 7, 2001
(3) Warehouse and administrative offices anticipated to be sold within the next two years
(4) Anticipated to be sold and leased back by June 30, 2001

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

The Company is jointly and severally liable for certain liabilities of partnerships and joint ventures. At December 31, 2000, the Company and certain subsidiaries had provided $237,477,000 of performance bonds and letters of credit to support its contracting activities arising in the ordinary course of business. This amount fluctuates based on the level of contracting activity.

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

ITEM 6.  SELECTED FINANCIAL DATA

Information required by this item can be found on pages 32 and 33 of the Company's 2000 Annual Report to Shareholders, as amended, and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Information required by this item can be found on pages 34 through 38 of the Company's 2000 Annual Report to Shareholders, as amended, and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item can be found on pages 37 and 38 of the Company's 2000 Annual Report to Shareholders, as amended, and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated financial statements and Report of Independent Public Accountants can be found on pages 39 through 60 of the Company's 2000 Annual Report to Shareholders, as amended, and are incorporated herein by reference.

Quarterly financial data can be found on page 59 of the Company's 2000 Annual Report to Shareholders, as amended, and is incorporated herein by reference.

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


                                                                                                          Served in
Name                              Age   Position                                                        Position Since
----                              ---   --------                                                        --------------

Gerald M. Glenn                   58    Chairman of the Supervisory Board of the                               1997
                                            Company;
                                        Chairman, President and Chief Executive Officer                        1996
                                             and Director of CBIC;
                                        Chairman, President and Chief Executive Officer                        1997
                                             and Managing Director of CB&I B.V.
Stephen P. Crain                  47    Executive Vice President and Chief Marketing                           2000
                                             Officer of CBIC;
                                        Managing Director of CB&I B.V.                                         1998
Stephen M. Duffy                  51    Vice President - Human Resources and                                   1996
                                             Administration of CBIC
Richard E. Goodrich               57    Group Vice President - Western Hemisphere                              2000
                                             Operations of CBIC
Robert B. Jordan                  51    Executive Vice President and Chief                                     2000
                                             Operating Officer of CBIC;
                                        Managing Director of CB&I B.V.                                         1998
Keith A. Reed                     48    Corporate Controller and Chief Accounting                              1999
                                             Officer of CBIC
Timothy J. Wiggins                44    Executive Vice President and Chief Financial                           2000
                                             Officer and Director of CBIC;
                                        Vice President, Treasurer and Chief Financial                          1997
                                             Officer and Managing Director of CB&I B.V.
Robert H. Wolfe                   51    Secretary of the Company;                                              1997
                                        Vice President, General Counsel and Secretary of                       1996
                                             CBIC;
                                        Secretary of CB&I B.V.                                                 1997




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


Financial Statement Schedules

Supplemental Schedule V - Valuation and Qualifying Accounts and Reserves for each of the years ended December 31, 2000, 1999 and 1998 can be found on page 26 of this report.

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




Date: September 19, 2001

             SCHEDULE V. SUPPLEMENTAL INFORMATION ON VALUATION AND
                        QUALIFYING ACCOUNTS AND RESERVES

                       CHICAGO BRIDGE & IRON COMPANY N.V.
                 Valuation and Qualifying Accounts and Reserves
              For Each of the Three Years Ended December 31, 2000
                                 (in thousands)


                 COLUMN A             COLUMN B         COLUMN C         COLUMN D            COLUMN E
                 --------             --------         --------         --------            --------
                                                       ADDITIONS
                                       BALANCE        CHARGED TO                             BALANCE
                                         AT            COSTS AND                                AT
               DESCRIPTIONS           JANUARY 1       EXPENSES(1)      DEDUCTIONS(2)       DECEMBER 31
               ------------           ---------       --------         ----------          -----------

           Allowance for
             doubtful accounts
                  2000                 $1,054             552              (306)              $1,300

                  1999                 $2,050           1,326            (2,322)              $1,054

                  1998                 $1,909           1,232            (1,091)              $2,050




(1) Includes $537 of allowances obtained through the Company's acquisition of HBI.

(2) Deductions generally represent utilization of previously established reserves or adjustments to reverse unnecessary reserves due to subsequent collections.

                                  EXHIBIT INDEX



3 (9)      Amended Articles of Association of the Company (English translation)

4.1 (2)    Specimen Stock Certificate

10.1 (2) Form of Indemnification Agreement between the Company and its Supervisory and Managing Directors

10.2 (3)   The Company's Annual Incentive Compensation Plan

10.3 (4)   The Company's 1997 Long-Term Incentive Plan
           As amended September 1, 1998

10.4 (3)   The Company's Deferred Compensation Plan

10.5 (7)   The Company's Management Defined Contribution Plan
           As amended September 1, 1999

           (a) Agreement between the Company and Gerald M. Glenn dated September 1, 1999

           (b) Agreement between the Company and Timothy J. Wiggins dated September 1, 1999

10.6 (3)   The Company's Excess Benefit Plan

10.7 (2)   Form of the Company's Supplemental Executive Death Benefits Plan

10.8 (2) Employment Agreements Including Special Stock-Based, Long-Term Compensation Related to the Common Share Offering between the Company and Certain Executive Officers

10.9 (6) Form of Amended Termination Agreements between the Company and Certain Executive Officers

10.10 (2)  Separation Agreement

10.11 (2)  Form of Amended and Restated Tax Disaffiliation Agreement

10.12 (2)  Employee Benefits Separation Agreement

10.13 (2)  Conforming Agreement

10.14 (3)  Employment Agreement Letters between the Company and Robert B. Jordan

10.16 (4)      The Company's Supervisory Board of Directors Fee Payment Plan

10.17 (4)      The Company's Supervisory Board of Directors Stock Purchase Plan

10.18 (9)      The Chicago Bridge & Iron 1999 Long-Term Incentive Plan As
               amended December 15, 2000.

10.19 (5)      The Company's Incentive Compensation Program

10.20 (6)      The Company's Equity Forward Purchase Contract

10.21 (7)      Revolving Credit Facility Agreement dated September 30, 1999
               (a)  Termination Notice dated November 28, 2000

10.22 (8) (9)  Revolving Credit Facility Agreement dated December 1, 2000
               (a)  Amendment No. 1 dated February 6, 2001

10.23(9) Change of Control Severance Agreements between the Company and certain Executive Officers

13 (1)         Portion of the 2000 Annual Report to Shareholders, as amended

21 (9)         List of Significant Subsidiaries

23 (9)         Consent and Report of the Independent Public Accountants

23.1 (1)       Consent of the Independent Public Accountants, as amended
----------------------
(1)  Filed herewith

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

(9) Incorporated by reference from the Company's 2000 Form 10-K dated March 29, 2001