Form 10-Q/A
period 2001-03-31
CHICAGO BRIDGE & IRON CO N V
filed 2001-09-19
CIK 1027884

                                    FORM 10-Q/A
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


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

                                  FORM 10-Q/A
                       CHICAGO BRIDGE & IRON COMPANY N.V.
                      For the Quarter Ended March 31, 2001

                                EXPLANATORY NOTE

This Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 as filed on May 15, 2001 and is being filed to reflect the effects of the Registrant's decision to exit its high purity piping business, UltraPure Systems. As a result of this operation being classified as a discontinued operation, amounts for all periods presented in the Registrant's consolidated financial statements and notes have been amended to reflect this reclassification to conform to this presentation. The items amended in this Form 10-Q/A are Financial Information provided under Part I. No other information included in the original report on Form 10-Q is amended by this Form 10-Q/A. The Registrant has not updated the disclosures in this Form 10-Q/A to reflect any other events subsequent to the Registrant's initial filing of its Quarterly Report on Form 10-Q/A on May 15, 2001. However, all Items have been presented in this Form 10-Q/A for the convenience of the reader.

               CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION
                                                                            Page
         Consolidated Financial Statements
                  Statements of Income
                  Three Months Ended March 31, 2001 and 2000                  4

                  Balance Sheets
                  March 31, 2001 and December 31, 2000                        5

                  Statements of Cash Flows
                  Three Months Ended March 31, 2001 and 2000                  6

                  Notes to Consolidated Financial Statements             7 - 11

                  Management's Discussion and Analysis of
                  Results of Operations and Financial Condition         12 - 15


PART II. OTHER INFORMATION                                              16 - 18



SIGNATURES                                                                   19

               CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                      THREE MONTHS
                                                                    ENDED MARCH 31,
                                                                  2001            2000
Revenues                                                       $ 235,368        $ 153,892

Cost of revenues                                                 207,073          136,663
                                                               ---------        ---------
     Gross profit                                                 28,295           17,229

Selling and administrative expenses                               15,868           10,459
Intangibles amortization                                           1,189              142
Other operating income, net                                         (259)            (633)
Special charges                                                      772              770
                                                               ---------        ---------
     Income from operations                                       10,725            6,491

Interest expense                                                  (2,360)            (971)
Interest income                                                      503               95
                                                               ---------        ---------
     Income before taxes and minority interest                     8,868            5,615

Income tax expense                                                (2,533)          (1,618)
                                                               ---------        ---------
     Income before minority interest                               6,335            3,997

Minority interest in (income)                                       (930)            (442)
                                                               ---------        ---------
     Income from continuing operations                             5,405            3,555

Discontinued operations (Note 9):
     (Loss) from discontinued operations, net
       of taxes                                                   (1,939)          (1,103)
                                                               ---------        ---------
     Net income                                                $   3,466        $   2,452
                                                               =========        =========

Net income (loss) per share
Basic:
  Income from continuing operations                            $    0.25        $    0.37
  (Loss) from discontinued operations                              (0.09)           (0.11)
                                                               ---------        ---------
Net income                                                     $    0.16        $    0.26
                                                               =========        =========

Diluted:
  Income from continuing operations                            $    0.25        $    0.36
  (Loss) from discontinued operations                              (0.09)           (0.11)
                                                               ---------        ---------
Net income                                                     $    0.16        $    0.25
                                                               =========        =========

Weighted average shares outstanding
  Basic                                                           21,028            9,527
  Diluted                                                         21,559            9,812

Dividends on shares
     Amount                                                    $   1,403        $     557
     Per share                                                 $    0.06        $    0.06


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

               CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                       MARCH 31,           DECEMBER 31,
                                 ASSETS                                   2001                 2000
Current assets
       Cash and cash equivalents                                       $   9,128            $   7,451
       Accounts receivable, net of allowance for doubtful
            accounts of $1,302 in 2001 and $1,340 in 2000                161,105              125,259
       Contracts in progress with earned revenues
            exceeding related progress billings                           79,633               57,888
       Deferred income taxes                                              14,007               14,417
       Assets held for sale                                               13,391               13,391
       Net assets of discontinued operations                              13,275               11,614
       Other current assets                                               14,290               10,740
                                                                       ---------            ---------
                 Total current assets                                    304,829              240,760
                                                                       ---------            ---------

Property and equipment, net                                              111,851               98,723
Long-term receivable                                                      19,785               19,785
Deferred income taxes                                                     29,655               28,332
Goodwill and other intangibles, net                                      171,309              132,426
Other non-current assets                                                  13,087               18,389
                                                                       ---------            ---------
                 Total assets                                          $ 650,516            $ 538,415
                                                                       =========            =========


                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
       Notes payable                                                   $     245            $     276
       Current maturity of long-term debt                                     --                   --
       Accounts payable                                                   74,146               62,934
       Accrued liabilities                                                52,809               58,389
       Contracts in progress with progress billings
            exceeding related earned revenues                             68,939               58,927
       Income taxes payable                                                4,025                3,321
                                                                       ---------            ---------
                 Total current liabilities                               200,164              183,847
                                                                       ---------            ---------

Long-term debt                                                           105,500              101,800
Other non-current liabilities                                             64,762               63,794
Minority interest in subsidiaries                                         33,767               33,227
                                                                       ---------            ---------
                 Total liabilities                                       404,193              382,668
                                                                       ---------            ---------

Common stock subject to redemption                                        35,000                   --

Shareholders' equity
       Common stock, NLG .01 par value;
            authorized: 35,000,000 in 2001 and 2000;
            issued: 23,408,620 in 2001 and 17,743,030 in 2000;
            outstanding: 23,390,574 in 2001 and 17,729,108 in 2000           115                   91
       Additional paid-in capital                                        227,909              174,320
       Retained earnings                                                  10,689                8,626
       Stock held in Trust                                               (16,383)             (17,193)
       Treasury stock, at cost: 18,046 in 2001 and 13,922 in 2000           (383)                (225)
       Cumulative translation adjustment                                 (10,624)              (9,872)
                                                                       ---------            ---------
                 Total shareholders' equity                              211,323              155,747
                                                                       ---------            ---------

                                                                       ---------            ---------
                 Total liabilities and shareholders' equity            $ 650,516            $ 538,415
                                                                       =========            =========



The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

               CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                            THREE MONTHS
                                                                                           ENDED MARCH 31,
                                                                                       2001               2000
Cash flows from operating activities
      Net income                                                                    $  3,466           $  2,452
      Adjustments to reconcile net income to net cash provided by operating activities
           Special charges, net of deferred income taxes of $262 and $270                510                500
           Payments related to special charges                                        (8,323)              (680)
           Depreciation and amortization                                               5,911              4,357
           Gain on sale of property and equipment                                       (255)              (633)
           Loss on discontinued operations                                             1,939              1,103
      Change in operating assets and liabilities (see below)                          (3,686)           (20,603)
                                                                                    --------           --------
           Net cash (used in) continuing operating activities                           (438)           (13,504)
                                                                                    --------           --------
           Net cash (used in) discontinued operating activities                       (3,250)            (1,937)
                                                                                    --------           --------
           Net cash (used in) operating activities                                    (3,688)           (15,441)
                                                                                    --------           --------

Cash flows from investing activities
      Cost of business acquisition, net of cash acquired                              (9,915)            (9,190)
      Capital expenditures                                                            (1,840)            (2,087)
      Proceeds from sale of property and equipment                                       366              1,270
                                                                                    --------           --------
           Net cash (used in) continuing investing activities                        (11,389)           (10,007)
                                                                                    --------           --------
           Net cash (used in) discontinued investing activities                         (671)              (361)
                                                                                    --------           --------
           Net cash (used in) investing activities                                   (12,060)           (10,368)
                                                                                    --------           --------

Cash flows from financing activities
      (Decrease)/increase in notes payable                                               (31)               928
      Net borrowing under Revolving Credit Facility                                    3,700             31,100
      Purchase of treasury stock                                                        (354)           (18,528)
      Issuance of treasury stock                                                       1,013                251
      Issuance of common stock                                                        14,242                 --
      Dividends paid                                                                  (1,403)              (557)
                                                                                    --------           --------
           Net cash provided by continuing financing activities                       17,167             13,194
                                                                                    --------           --------
           Net cash provided by discontinued financing activities                        222                 --
                                                                                    --------           --------
           Net cash provided by financing activities                                  17,389             13,194
                                                                                    --------           --------


Increase/(decrease) in cash and cash equivalents                                       1,641            (12,615)
Change in cash and cash equivalents of discontinued operations                            36                140
Cash and cash equivalents, beginning of the year                                       7,451             18,357
                                                                                    --------           --------
Cash and cash equivalents, end of the period                                        $  9,128           $  5,832
                                                                                    ========           ========


Change in operating assets and liabilities
      Decrease in receivables, net                                                  $ 21,990           $ 11,040
      (Increase) in contracts in progress, net                                        (7,709)           (14,834)
      (Decrease) in accounts payable                                                 (15,953)            (8,977)
                                                                                    --------           --------
           Change in contract capital                                                 (1,672)           (12,771)
      (Increase) in other current assets                                                 (63)            (1,696)
      Increase in income taxes payable                                                 2,766                204
      (Decrease) in accrued and other non-current liabilities                         (3,065)            (5,130)
      (Increase) in other                                                             (1,652)            (1,210)
                                                                                    --------           --------
           Total                                                                    $ (3,686)          $(20,603)
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
                                                         ========                  ========            ========

4.   NOTES PAYABLE AND LONG-TERM DEBT

The weighted average interest rate on $245 of notes payable was 7.21% at March 31, 2001. The weighted average interest rate on $99,800 of borrowings under the Company's Revolving Credit Facility was 6.87% at March 31, 2001. In connection with the acquisition of Howe-Baker International, L.L.C. ("HBI") on December 28, 2000, the Company assumed a $5,700 note payable bearing interest at 6.00%, with accrued interest and principal due June 30, 2002.

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
                                                            =======        =======

7.   PER SHARE COMPUTATIONS


          (shares in thousands)                                    Three Months
                                                                  Ended March 31,
                                                                2001            2000
Income from continuing operations                             $ 5,405         $ 3,555
(Loss) from discontinued operations                            (1,939)         (1,103)
                                                              -------         -------
Net income                                                    $ 3,466         $ 2,452
                                                              =======         =======

Weighted average shares outstanding - Basic                    21,028           9,527
    Effect of stock options                                       431              66
    Effect of warrants                                             72              --
    Effect of directors deferred fee shares                        19              12
    Effect of restricted stock units                                9             185
    Effect of performance share units                              --              22
                                                              -------         -------
Weighted average shares outstanding - Diluted                  21,559           9,812
                                                              =======         =======

Net income per share

Basic:
Income from continuing operations                             $  0.25         $  0.37
(Loss) from discontinued operations                             (0.09)          (0.11)
                                                              -------         -------
Net income per share                                          $  0.16         $  0.26
                                                              =======         =======

Diluted:
Income from continuing operations                             $  0.25         $  0.36
(Loss) from discontinued operations                             (0.09)          (0.11)
                                                              -------         -------
Net income per share                                          $  0.16         $  0.25
                                                              =======         =======

8.   SEGMENT INFORMATION


                                                                  Three Months
                                                                 Ended March 31,
                                                            2001                 2000
New Business Taken
North America                                           $ 206,917             $ 102,871
Europe, Africa & Middle East                               16,786                40,188
Asia Pacific                                                5,026                14,003
Central & South America                                    80,000                52,538
                                                        ---------             ---------
     Total                                              $ 308,729             $ 209,600
                                                        =========             =========

Revenues
North America                                           $ 148,033             $  72,633
Europe, Africa & Middle East                               35,233                43,210
Asia Pacific                                                8,097                16,167
Central & South America                                    44,005                21,882
                                                        ---------             ---------
     Total                                              $ 235,368             $ 153,892
                                                        =========             =========

Income (Loss) From Operations
North America                                           $   7,784             $   3,131
Europe, Africa & Middle East                                 (293)                2,172
Asia Pacific                                                 (214)                 (650)
Central & South America                                     3,448                 1,838
                                                        ---------             ---------
     Total                                              $  10,725             $   6,491
                                                        =========             =========

Income (Loss) From Operations
     Excluding Special Charges
North America                                           $   7,943             $   3,499
Europe, Africa & Middle East                                   75                 2,387
Asia Pacific                                                 (179)                 (570)
Central & South America                                     3,658                 1,945
                                                        ---------             ---------
     Total                                              $  11,497             $   7,261
                                                        =========             =========

9.   SUBSEQUENT EVENT

DISCONTINUED OPERATIONS - During the second quarter of 2001, the Company decided to exit its high purity piping business, UltraPure Systems ("UPS") due primarily to continuing weak market conditions in the microelectronics industry. The losses from discontinued operations are net of tax benefits of $273 and $493 for the three months ended March 31, 2001 and 2000. As a result of this operation being classified as discontinued, prior periods have been restated. Revenues for these operations were $8,108 and $1,607 for the three months ended March 31, 2001 and 2000.

The net assets of the discontinued operations have been segregated on the balance sheet. These net assets were $13,275 at March 31, 2001 and $11,614 at December 31, 2000 and consist of current assets and liabilities, goodwill, and net property and equipment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes.

RESULTS OF OPERATIONS

For the three months ended March 31, 2001, new business taken increased 47% to $309 million compared with $210 million in 2000. New contract awards in the quarter included the previously announced Hamaca heavy oil tankage project in Venezuela, a cryogenic storage tank for a liquefied natural gas (LNG) import terminal in the United States, and an award to Howe-Baker Engineers for a gas-to-liquids processing facility. The Company expects improving market conditions driven by increased capital spending by the hydrocarbon industry, the rapidly expanding demand for more power generation capacity fueled by natural gas, clean fuel requirements and capacity constraints that are driving refinery retrofits and expansion, and continued strong demand worldwide for additional LNG facilities. The Company also continues to see strength in the North American water market for both storage and treatment facilities. Backlog at March 31, 2001 was $841 million compared with $558 million at the end of the first quarter 2000 and $597 million at year-end 2000.

In the following discussion of first quarter results, the 2000 periods have been restated to reclassify results to conform with the current year presentation. First quarter revenues were $235.4 million compared with $153.9 million in 2000. The first quarter 2001 results included Howe-Baker International as of January 1, 2001, and the Pitt-Des Moines, Inc. (PDM) Water and Engineered Construction Divisions as of February 1, 2001. The increase was due to significantly higher revenues in North America, including the results of the acquired companies, and higher revenues in the Central and South America region. For the balance of 2001, the Company expects improving volume in the Western Hemisphere will help offset lower revenues in Asia Pacific and the Europe, Africa, Middle East region, where an anticipated recovery in the latter part of the year is dependent on the volume of new project awards in the next two quarters. The Company anticipates consolidated revenues for 2001 should exceed $1.1 billion. The achievement of this revenue level is dependent in large measure on the timing of customer awards in the next several months. The Company's revenues fluctuate based on the changing project mix and are dependent on the level and timing of customer releases of new business, and on other matters such as project schedules.

Gross profit for the three months ended March 31, 2001 was $28.3 million, or 12.0% of revenues, compared with $17.2 million, or 11.2% of revenues, in 2000. The improvement in gross margin is due primarily to the inclusion of higher margin work from Howe-Baker International, along with continued improvements in project execution.

Selling and administrative expenses were $15.9 million, or 6.7% of revenues, in the first quarter 2001 compared with $10.5 million, or 6.8% of revenues, in the 2000 period. The decline reflects cost cutting in 2000 and elimination of duplication as part of the PDM integration.

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

Excluding special charges, income from operations for the first quarter of 2001 was $11.5 million compared with operating income of $7.3 million for the first quarter of 2000. Operating income in the period was impacted by goodwill amortization resulting from the Company's recent acquisitions.

Income from continuing operations for the three months ended March 31, 2001 was $5.9 million or $0.27 per diluted share excluding special charges compared with $4.1 million or $0.41 per diluted share for the first quarter of 2000. The 46% increase in comparable income from continuing operations from quarter to quarter was offset at the per share level by the 120% increase in shares outstanding resulting from the Company's recent acquisitions. Weighted average shares outstanding increased to 21.6 million in the first quarter from 9.8 million in the comparable 2000 period.

Inclusive of discontinued operations and special charges, the net income for the first quarter of 2001 was $3.5 million or $0.16 per diluted share, compared with net income of $2.5 million or $0.25 per diluted share for the first quarter of 2000.

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

FINANCIAL CONDITION

For the three months ended March 31, 2001, the Company used cash from operations of $3.7 million, primarily due to cash payments related to special charges recorded during the fourth quarter of 2000. Cash and cash equivalents at the end of the first quarter were $9.1 million compared with $7.5 million at the end of 2000. Total debt stood at $105.7 million at the end of the period, compared with $102.1 million at the end of 2000. The net increase in debt levels, during the three months ended March 31, 2001, reflects the cash payments for liabilities relating to the Company's fourth quarter 2000 voluntary resignation offer. Capital expenditures were $1.8 million during the quarter compared with $2.1 million in the prior year period.

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


                           For                  15,247,358
                           Against                       -
                           Abstain                   2,321

                  (iii) The approval of the distribution of profits for the year ended December 31, 2000 in the amount of US $0.24 per share previously paid as interim dividends.


                           For                  15,248,179
                           Against                       -
                           Abstain                   1,500

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


                           For                  15,234,583
                           Against                  13,900
                           Abstain                   1,196

                  (ix) The adoption of the Chicago Bridge & Iron 2001 Employee Stock Purchase Plan.


                           For                  15,247,504
                           Against                     300
                           Abstain                   1,875

                  (x) The appointment of Arthur Andersen as the Company's independent public accountants for the fiscal year ending December 31, 2001.


                           For                  15,247,858
                           Against                       -
                           Abstain                   1,821

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  10.22 Revolving Credit Facility Agreement dated December 1,
                        2000
                        (b)   Amendment No. 2 dated March 26, 2001*
                        (c)   Amendment No. 3 dated April 30, 2001*

                  *Previously filed in the Company's Form 10-Q dated
                   May 15, 2001.

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

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Chicago Bridge & Iron Company N.V.



                                       /s/ RICHARD E. GOODRICH
                                       -----------------------------------------
                                       By:  Chicago Bridge & Iron Company B.V.
                                       Its: Managing Director
                                       Richard E. Goodrich
                                       Managing Director
                                       (Principal Financial Officer)





Date:  September 19, 2001