Form 10-Q
period 2001-09-30
CHICAGO BRIDGE & IRON CO N V
filed 2001-11-14
CIK 1027884

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended September 30, 2001

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

                           YES   X         NO
                               ------         ------

The number of shares outstanding of a single class of common stock as of September 30, 2001 - 21,336,706

               CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION
                                                                            Page
         Consolidated Financial Statements
            Statements of Income
            Three and Nine Months Ended September 30, 2001 and 2000            3

            Balance Sheets
            September 30, 2001 and December 31, 2000                           4

            Statements of Cash Flows
            Nine Months Ended September 30, 2001 and 2000                      5

            Notes to Consolidated Financial Statements                    6 - 12

            Management's Discussion and Analysis of
            Results of Operations and Financial Condition                13 - 16


PART II. OTHER INFORMATION                                                17- 18



SIGNATURES                                                                    19

               CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                             THREE MONTHS                 NINE MONTHS
                                                          ENDED SEPTEMBER 30,          ENDED SEPTEMBER 30,
                                                         2001           2000           2001           2000
Revenues                                               $ 277,774      $ 149,552      $ 776,999      $ 457,155

Cost of revenues                                         243,759        134,194        682,032        408,134
                                                       ---------      ---------      ---------      ---------
    Gross profit                                          34,015         15,358         94,967         49,021

Selling and administrative expenses                       15,159         10,085         47,690         31,106
Intangibles amortization                                   1,309            148          3,819            442
Other operating income, net                                 (801)          (297)        (1,067)        (2,366)
Special charges (Note 2)                                   5,288            473          7,540          1,991
                                                       ---------      ---------      ---------      ---------
    Income from operations                                13,060          4,949         36,985         17,848

Interest expense                                          (2,011)        (1,338)        (6,504)        (3,775)
Interest income                                              517             64          1,468            329
                                                       ---------      ---------      ---------      ---------
    Income before taxes and minority interest             11,566          3,675         31,949         14,402

Income tax expense                                        (2,920)        (1,116)        (8,952)        (4,020)
                                                       ---------      ---------      ---------      ---------
    Income before minority interest                        8,646          2,559         22,997         10,382

Minority interest in (income) loss                          (626)           231         (2,366)          (636)
                                                       ---------      ---------      ---------      ---------
    Income from continuing operations                      8,020          2,790         20,631          9,746

Discontinued operations (Note 3) :
    (Loss) from discontinued operations,
      net of taxes                                             -         (1,572)        (2,321)        (4,123)
    (Loss) on disposal of discontinued operations,
      net of taxes                                             -              -         (9,898)             -

                                                       ---------      ---------      ---------      ---------
    Net income                                         $   8,020      $   1,218      $   8,412      $   5,623
                                                       =========      =========      =========      =========

Net income per share Basic:
    Income from continuing operations                  $    0.38      $    0.30      $    0.95      $    1.05
    (Loss) from discontinued operations                        -          (0.17)         (0.56)         (0.45)
                                                       ---------      ---------      ---------      ---------
    Net income                                         $    0.38      $    0.13      $    0.39      $    0.60
                                                       =========      =========      =========      =========

Diluted:
    Income from continuing operations                  $    0.36      $    0.30      $    0.91      $    1.02
    (Loss) from discontinued operations                        -          (0.17)         (0.54)         (0.43)
                                                       ---------      ---------      ---------      ---------
    Net income                                         $    0.36      $    0.13      $    0.37      $    0.59
                                                       =========      =========      =========      =========

Weighted average shares outstanding
    Basic                                                 21,382          9,235         21,829          9,320
    Diluted                                               22,295          9,432         22,634          9,563

Dividends on shares
    Amount                                             $   1,280      $     554      $   3,968      $   1,663
    Per share                                          $    0.06      $    0.06      $    0.18      $    0.18



The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

               CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                     SEPTEMBER 30,   DECEMBER 31,
                             ASSETS                                      2001           2000
Current assets
      Cash and cash equivalents                                       $  35,936      $   7,451
      Accounts receivable, net of allowance for doubtful
          accounts of $2,005 in 2001 and $1,340 in 2000                 159,508        125,259
      Contracts in progress with earned revenues
          exceeding related progress billings                            69,003         57,888
      Deferred income taxes                                              11,233         14,417
      Assets held for sale                                                1,958         13,391
      Net assets of discontinued operations (Note 2)                          -         11,614
      Other current assets                                               15,790         10,740
                                                                      ---------      ---------
               Total current assets                                     293,428        240,760
                                                                      ---------      ---------

Property and equipment, net                                             105,129         98,723
Long-term receivable                                                     19,785         19,785
Deferred income taxes                                                    30,471         28,332
Goodwill and other intangibles, net                                     172,504        137,436
Other non-current assets                                                 13,765         13,379
                                                                      ---------      ---------
               Total assets                                           $ 635,082      $ 538,415
                                                                      =========      =========


              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
      Notes payable                                                   $     286      $     276
      Current maturity of long-term debt (Note 4)                         5,700              -
      Accounts payable                                                   60,495         62,934
      Accrued liabilities                                                61,616         58,389
      Contracts in progress with progress billings
          exceeding related earned revenues                             112,903         58,927
      Net liabilities of discontinued operations (Note 2)                   722              -
      Income taxes payable                                                5,729          3,321
                                                                      ---------      ---------
               Total current liabilities                                247,451        183,847
                                                                      ---------      ---------

Long-term debt (Note 4)                                                  75,000        101,800
Other non-current liabilities                                            67,765         63,794
Minority interest in subsidiaries                                        34,408         33,227
                                                                      ---------      ---------
               Total liabilities                                        424,624        382,668
                                                                      ---------      ---------


Shareholders' equity
      Common stock, Euro .01 par value;
          authorized: 35,000,000 in 2001 and 2000;
          issued: 22,282,586 in 2001 and 17,743,030 in 2000;
          outstanding: 21,336,706 in 2001 and 17,729,108 in 2000            210             91
      Additional paid-in capital                                        240,070        174,320
      Retained earnings                                                  13,070          8,626
      Stock held in Trust (Note 5)                                      (13,913)       (17,193)
      Treasury stock, at cost: 945,880 in 2001 and 13,922 in 2000       (17,201)          (225)
      Accumulated other comprehensive income (loss) (Note 6)            (11,778)        (9,872)
                                                                      ---------      ---------
               Total shareholders' equity                               210,458        155,747
                                                                      ---------      ---------

                                                                      ---------      ---------
               Total liabilities and shareholders' equity             $ 635,082      $ 538,415
                                                                      =========      =========




The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

               CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  NINE MONTHS
                                                                                ENDED SEPTEMBER 30,
                                                                                2001         2000
Cash flows from operating activities
     Net income                                                               $  8,412      $  5,623
     Adjustments to reconcile net income to net cash provided by operating activities
         Special charges, net of deferred income taxes of $2,564 and $677        4,976         1,314
         Payments related to special charges                                   (13,014)       (1,931)
         Depreciation and amortization                                          18,419        12,908
         Gain on sale of property and equipment                                 (1,067)       (2,366)
         Loss on discontinued operations                                        12,219         4,123
     Change in operating assets and liabilities (see below)                     39,639       (14,105)
                                                                              --------      --------
         Net cash provided by/(used in) continuing operating activities         69,584         5,566
                                                                              --------      --------
         Net cash provided by/(used in) discontinued operating activities         (279)       (9,543)
                                                                              --------      --------
         Net cash provided by/(used in) operating activities                    69,305        (3,977)
                                                                              --------      --------

Cash flows from investing activities
     Cost of business acquisition, net of cash acquired                         (5,030)       (9,745)
     Capital expenditures                                                       (6,162)       (5,106)
     Proceeds from sale of assets held for sale                                 13,992             -
     Proceeds from sale of property and equipment                                2,438         4,598
                                                                              --------      --------
         Net cash provided by/(used in) continuing investing activities          5,238       (10,253)
                                                                              --------      --------
         Net cash (used in) discontinued investing activities                    2,013        (7,180)
                                                                              --------      --------
         Net cash provided by/(used in) investing activities                     7,251       (17,433)
                                                                              --------      --------

Cash flows from financing activities
     (Decrease)/increase in notes payable                                           10          (482)
     Proceeds from Private Placement                                            75,000             -
     Net (repayment)/borrowing under Revolving Credit Facility                 (96,100)       30,400
     Purchase of treasury stock                                                (38,691)      (18,671)
     Issuance of treasury stock                                                  2,053           806
     Issuance of common stock                                                   13,585             -
     Dividends paid                                                             (3,968)       (1,663)
                                                                              --------      --------
         Net cash (used in)/provided by continuing financing activities        (48,111)       10,390
                                                                              --------      --------
         Net cash provided by discontinued financing activities                      -            14
                                                                              --------      --------
         Net cash (used in)/provided by financing activities                   (48,111)       10,404
                                                                              --------      --------


Increase/(decrease) in cash and cash equivalents                                28,445       (11,006)
Change in cash and cash equivalents from discontinued operations                    40           282
Cash and cash equivalents, beginning of the year                                 7,451        18,357
                                                                              --------      --------
Cash and cash equivalents, end of the period                                  $ 35,936      $  7,633
                                                                              ========      ========


Change in operating assets and liabilities
     Decrease in receivables, net                                             $ 17,587      $ 13,316
     Decrease/(increase) in contracts in progress, net                          46,885        (6,508)
     (Decrease) in accounts payable                                            (29,604)       (7,795)
                                                                              --------      --------
         Change in contract capital                                             34,868          (987)
     (Increase) in other current assets                                         (3,421)       (1,519)
     Increase/(decrease) in income taxes payable                                 6,234        (2,585)
     Increase/(decrease) in accrued and other non-current liabilities            4,635        (7,056)
     (Increase) in other                                                        (2,677)       (1,958)
                                                                              --------      --------
         Total                                                                $ 39,639      $(14,105)
                                                                              ========      ========



The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

               CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

1.   SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited consolidated financial statements for Chicago Bridge & Iron Company N.V. and Subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2000 Annual Report on Form 10-K/A of the Company.

In the opinion of the Company, all adjustments necessary to present fairly the financial position of the Company and the results of its operations and cash flows for the period then ended have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Forward Contracts - Although the Company does not engage in currency speculation, it periodically uses forward contracts to hedge currency transactions. Gains or losses on forward contracts are included in income. At September 30, 2001, the Company had $10,920 of outstanding foreign currency exchange contracts to sell Dutch guilders, $7,648 of outstanding foreign currency exchange contracts to buy Canadian dollars, $5,220 of outstanding foreign currency exchange contracts to sell Singapore dollars, $4,427 of outstanding foreign currency exchange contracts to buy Euros, $2,320 of outstanding foreign currency exchange contracts to buy Australian dollars, $671 of outstanding foreign currency exchange contracts to sell British pounds and $670 of outstanding foreign currency exchange contracts to buy Spanish pesetas. These forward contracts hedged intercompany loans utilized to finance non-U.S. subsidiaries and matured within 10 days after quarter end. At September 30, 2001, the Company also had $655 of outstanding foreign currency exchange contracts to sell Euros. These forward contracts hedge contract costs to be incurred in U.S. dollars with revenues to be earned in Euros and mature in May 2002. The counterparties to the Company's forward contracts are major financial institutions, which the Company continually evaluates as to their creditworthiness. The Company has never experienced, nor does it anticipate, nonperformance by any of its counterparties.

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

2.   SPECIAL CHARGES

The following table sets forth the balances and 2001 activity relating to special charges as of September 30, 2001.

                    Personnel Costs    Facilities   Integration         Total

December 31, 2000          $ 10,874      $    838       $     -      $ 11,712
Special charges               6,081           457         1,002         7,540
Cash payments               (11,555)         (457)       (1,002)      (13,014)
Non-cash activities          (1,000)            -             -        (1,000)
                           --------      --------      --------      --------
September 30, 2001         $  4,400      $    838      $      -      $  5,238
                           ========      ========      ========      ========

Personnel costs include the voluntary resignation offer (from the fourth quarter of 2000), and severance and personal moving expenses associated with the closure, downsizing or relocation of offices. During 2001, the Company recorded severance charges related to the termination of 33 employees in the United States and 18 employees in non-U.S. operations. The third quarter charge was primarily related to the relocation of the Company's administrative office to The Woodlands, Texas, including costs associated with the separation of senior executives who have elected not to relocate, as well as moving-related and severance expenses. The Company will incur additional charges throughout the next twelve months related to this relocation.

The facilities category includes charges related to the sale, closure, downsizing or relocation of a facility. During 2000, the Company recorded charges to downsize or lower costs at five facilities worldwide and other exit costs including asset write-downs and lease termination costs. These charges were for the anticipated sale of three facilities and the termination of leases at two others. The sale of the Company's Plainfield administrative office, one of the three facilities anticipated to be sold, was completed during the second quarter. The remaining two facilities continue to be held for sale. The relocation from the two leased facilities has been completed as anticipated.

The integration category relates to initiatives associated with the integration of the Company's recent acquisitions. Although the integration of the Company's acquisitions is largely complete in many areas, the Company anticipates these costs will continue during the fourth quarter and into 2002.

3.  DISCONTINUED OPERATIONS

During the second quarter of 2001, the Company decided to exit its high purity piping business, UltraPure Systems ("UPS") due primarily to continuing weak market conditions in the microelectronics industry. The losses from discontinued operations are $1,572 and $4,123 (net of tax benefits of $732 and $1,586) for the three months and for the nine months ended September 30, 2000, and $2,321 (net of tax benefits of $355) for the nine months ended September 30, 2001. The loss from disposal of $9,898 recognized in the second quarter (net of a $2,338 tax benefit) includes the write-down of equipment (net of estimated proceeds), lease terminations, severance and relocation costs, and estimated losses during the phase-out period. As a result of this operation being classified as discontinued, prior periods have been restated. Revenues for these operations were $1,091 and $8,081 for the three months ended, and $15,744 and $13,559 for the nine months ended September 30, 2001 and 2000.

The net assets/liabilities of the discontinued operations have been segregated on the balance sheet. These consist of current assets and liabilities, goodwill, and net property and equipment. These net liabilities were $772 at September 30, 2001. The net assets of the discontinued operations were $11,614 at December 31, 2000.

The Company sold UPS Puerto Rico to former management in July 2001 and sold the business assets and operations of UPS North Carolina in August 2001. The wind-up of the discontinued high purity piping business continues to proceed on plan. The Company expects to sell substantially all of the property and equipment and wind-up all remaining operations by December 31, 2001.

4.   CURRENT MATURITY OF LONG-TERM DEBT AND LONG-TERM DEBT

In connection with the acquisition of Howe-Baker International, L.L.C. on December 28, 2000, the Company assumed a $5,700 note payable bearing interest at 6.00%, with accrued interest and principal due June 30, 2002.

In July 2001, the Company completed a $75 million private placement of senior notes to a group of institutional investors. The notes carry an interest rate of 7.34% and are due in 2007, with principal reductions annually from 2005 through 2007. Proceeds were used to reduce floating rate debt under the Company's revolving credit facility.

In August 2001, the Company's Revolving Credit Facility was amended by an Amended and Restated Credit Agreement. This amendment changed the Facility's terms from a three-year, unsecured $200,000 Facility to a four-year unsecured $125,000 Facility. The Company also entered into a 364-Day Credit Agreement with the same member banks which provides for $50,000 of debt borrowings and short-term letters of credit. Under these Agreements, the Facilities now provide for the annual extension of the termination date, subject to mutual agreement between the Company and participating banks. No debt borrowings are currently outstanding under these Agreements.

5.  STOCK HELD IN TRUST

In connection with the departure from the Company of Mr. Timothy J. Wiggins, former Executive Vice President and Chief Financial Officer, a transfer of 136,157 shares (valued at the original Trust amount of $18 per share) to Mr. Wiggins pursuant to Section 3.5 of his Change in Control Severance Agreement (included as Exhibit 10.23 to the Company's 2000 Annual Report on Form 10-K) occurred during the third quarter.

Other changes in this caption are the result of activity under the Company's Long-Term Incentive Plan.

6.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three and nine months ended September 30, 2001 and 2000 is as follows:

                                                           Three Months                     Nine Months
                                                         Ended September 30,             Ended September 30,
                                                        2001            2000            2001            2000
Net income                                             $ 8,020         $ 1,218         $ 8,412         $ 5,623
Other comprehensive income (loss), net of tax:
   Cumulative translation adjustment                    (1,056)           (730)         (1,407)         (1,896)
   Cash flow hedge of anticipated debt issuance             22               -            (499)              -
                                                       -------         -------         -------         -------
Comprehensive (loss) income                            $ 6,986         $   488         $ 6,506         $ 3,727
                                                       =======         =======         =======         =======

Accumulated other comprehensive income (loss) reported on the Company's balance sheet at September 30, 2001 includes ($11,279) of cumulative translation adjustment and a balance of ($499) of mark to market loss on the cash flow hedge for the anticipated private placement debt issuance [See Note 4].

7.   PER SHARE COMPUTATIONS

       (shares in thousands)                            Three Months                 Nine Months
                                                     Ended September 30,          Ended September 30,
                                                     2001          2000           2001           2000

Income from continuing operations                  $  8,020      $  2,790       $ 20,631       $  9,746
(Loss) from discontinued operations                       -        (1,572)       (12,219)        (4,123)
                                                   --------      --------       --------       --------
Net income                                         $  8,020      $  1,218       $  8,412       $  5,623
                                                   ========      ========       ========       ========


Weighted average shares outstanding - Basic          21,382         9,235         21,829          9,320
    Effect of stock options                             844            25            735             48
    Effect of warrants                                    -             -             23              -
    Effect of directors deferred fee shares              21            14             20             14
Effect of performance share units                         -             -              -              7
    Effect of restricted stock units                     48           158             27            174
                                                   --------      --------       --------       --------
Weighted average shares outstanding - Diluted        22,295         9,432         22,634          9,563
                                                   ========      ========       ========       ========
Net income per share

Basic:
Income from continuing operations                  $   0.38      $   0.30       $   0.95       $   1.05
(Loss) from discontinued operations                       -         (0.17)         (0.56)         (0.45)
                                                   --------      --------       --------       --------
Net income per share                               $   0.38      $   0.13       $   0.39       $   0.60
                                                   ========      ========       ========       ========

Diluted:
Income from continuing operations                  $   0.36      $   0.30       $   0.91       $   1.02
(Loss) from discontinued operations                       -         (0.17)         (0.54)         (0.43)
                                                   --------      --------       --------       --------
Net income per share                               $   0.36      $   0.13       $   0.37       $   0.59
                                                   ========      ========       ========       ========

8.  SEGMENT INFORMATION

                                          Three Months                   Nine Months
                                       Ended September 30,            Ended September 30,
                                       2001           2000            2001            2000

New Business Taken
North America                       $ 204,217       $  67,817       $ 651,706       $ 298,447
Europe, Africa & Middle East           24,151          10,241          53,451          56,759
Asia Pacific                            7,370          13,908          23,301          39,440
Central & South America                10,908          77,092         129,141         139,109
                                    ---------       ---------       ---------       ---------
     Total                          $ 246,646       $ 169,058       $ 857,599       $ 533,755
                                    =========       =========       =========       =========

Revenues
North America                       $ 194,122       $  85,345       $ 520,523       $ 228,128
Europe, Africa & Middle East           28,399          37,505          92,871         131,328
Asia Pacific                            9,863          12,716          26,003          44,692
Central & South America                45,390          13,986         137,602          53,007
                                    ---------       ---------       ---------       ---------
     Total                          $ 277,774       $ 149,552       $ 776,999       $ 457,155
                                    =========       =========       =========       =========

Income (Loss) From Operations
North America                       $   9,939       $   3,694       $  26,572       $  10,145
Europe, Africa & Middle East             (810)            169          (2,159)          3,934
Asia Pacific                             (775)          1,629          (1,242)          1,678
Central & South America                 4,706            (543)         13,814           2,091
                                    ---------       ---------       ---------       ---------
     Total                          $  13,060       $   4,949       $  36,985       $  17,848
                                    =========       =========       =========       =========
Income (Loss) From Operations
     Excluding Special Charges
North America                       $  13,447       $   3,799       $  31,081       $  10,936
Europe, Africa & Middle East              (67)            401            (777)          4,654
Asia Pacific                             (615)          1,683          (1,002)          1,894
Central & South America                 5,583            (461)         15,223           2,355
                                    ---------       ---------       ---------       ---------
     Total                          $  18,348       $   5,422       $  44,525       $  19,839
                                    =========       =========       =========       =========

9.  SUBSEQUENT EVENTS

Pursuant to registration rights granted in connection with the Howe-Baker International ("Howe-Baker") and the Pitt-Des Moines, Inc. ("PDM") Water and Engineered Construction Divisions ("the PDM Divisions") acquisitions, the Company has effective with the Securities and Exchange Commission a secondary shelf registration of 1,307,356 shares which may be offered and sold from time to time by certain selling shareholders. The selling shareholders may offer their shares of common stock from time to time through public or private transactions, on or off the New York Stock Exchange, at prevailing market prices or at privately negotiated prices. The Company will not receive any of the proceeds from the sale of the shares by the selling shareholders.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes.

RESULTS OF OPERATIONS

The 2001 results included Howe-Baker as of January 1, 2001, and the PDM Divisions as of February 1, 2001.

For the three months ended September 30, 2001, new business taken increased 46% to $247 million compared with $169 million in 2000. The most significant new contract in the quarter was the previously announced award of an oil sands project in Canada valued in excess of $40 million. In addition, Howe-Baker Engineers was awarded another natural gas project in South America during the quarter that resulted from a joint sales effort with CB&I. For the first nine months of 2001, new business taken increased 61% to $858 million compared with $534 million in the comparable 2000 period. The Company remains on track to achieve new business taken in excess of $1 billion this year. Backlog at September 30, 2001 was $843 million compared with $564 million at the end of the third quarter 2000 and $597 million at year-end 2000.

In the following discussion of third quarter and nine-month results, the 2000 periods have been restated to reclassify results to conform with the current year presentation. Third quarter revenues increased 86% to $277.8 million from $149.6 million in 2000. Revenues for the first nine months of 2001 increased 70% to $777.0 million from $457.2 million in 2000. The increase was due to significantly higher revenues in North America, of which approximately 85% was due to the results of the acquired businesses. Higher revenues in the Central and South America region were the result of a significant volume of work put in place from new business awarded during the second half of 2000 and the first quarter of 2001. The Company's revenues fluctuate based on the changing project mix and are dependent on the level and timing of customer releases of new business, and on other matters such as project schedules.

Gross profit for the three months ended September 30, 2001 was $34.0 million or 12.2% of revenues compared with $15.4 million or 10.3% of revenues in 2000. The improvement in gross margin was due primarily to the inclusion of higher margin work from Howe-Baker and sustained improvements in project execution. Gross profit for the first nine months of 2001 was $95.0 million or 12.2% of revenues compared with $49.0 million or 10.7% of revenues in the comparable 2000 period.

Selling and administrative expenses were $15.2 million, or 5.5% of revenues, in the third quarter of 2001 compared with $10.1 million, or 6.7% of revenues, in the 2000 period. In the first nine months of 2001, selling and administrative expenses were $47.7 million, or 6.1% of revenues, compared with $31.1 million, or 6.8% of revenues, in the 2000 period. The lower percent of revenues reflects the cost level reduction from the Company's actions during the fourth quarter of 2000 to right size its pre-acquisition operations.

During the third quarter of 2001, the Company incurred special charges of $5.3 million primarily related to the relocation of the Company's administrative office to The Woodlands, Texas, including costs associated with the separation of senior executives who have elected not to relocate, as well as other moving-related and severance expenses. The Company will incur additional charges throughout the next twelve months related to this relocation. Although the integration of the Company's acquisitions is largely complete in many areas, the Company anticipates these costs will continue during the fourth quarter and into 2002. Special charges of $0.5 million in the prior year quarter were for severance costs.

Excluding special charges, income from operations for the third quarter of 2001 more than tripled to $18.3 million compared with $5.4 million in the prior-year quarter. Operating income in the period was impacted by goodwill amortization resulting from the Company's recent acquisitions. Income from operations excluding special charges for the first nine months of 2001 increased 124% to $44.5 million from $19.8 million for the comparable 2000 period.

Net income from continuing operations excluding special charges for the three months ended September 30, 2001 more than tripled to $11.5 million or $0.52 per diluted share compared with $3.1 million or $0.33 per diluted share for the third quarter of 2000. As a result of recent acquisitions, weighted average shares outstanding were 22.3 million in the third quarter compared with 9.4 million in the comparable 2000 period. Net income from continuing operations excluding special charges for nine months of 2001 increased 132% to $25.6 million or $1.13 per diluted share compared with $11.1 million or $1.16 per diluted share for the first nine months of 2000.

Inclusive of discontinued operations and special charges, net income for the third quarter of 2001 was $8.0 million or $0.36 per diluted share, compared with net income of $1.2 million or $0.13 per diluted share for the third quarter of 2000. Net income for the first nine months of 2001 was $8.4 million or $0.37 per diluted share, compared with net income of $5.6 million or $0.59 per diluted share for the comparable 2000 period.

FINANCIAL CONDITION

For the nine months ended September 30, 2001, the Company generated cash from operations of $69.3 million. Cash flow from operating activities included a reduction in contract capital that provided $34.9 million in 2001. This reduction was achieved primarily from realization of contract capital from the acquired businesses and from the high level of activity in the North America and Central and South America region.

Continued strong cash flow during the quarter resulted in net debt (total debt less cash and cash equivalents) of $45.1 million at September 30, 2001, down from $96.6 million at the end of the first quarter. Capital expenditures during the quarter were $2.4 million compared with $1.5 million in the prior year period. Capital expenditures for the first nine months of 2001 were $6.2 million compared with $5.1 million for the comparable 2000 period. The Company is drawing upon its cash flows to support its previously announced modest stock buyback program.

During the third quarter, the Company completed a $75 million private placement of senior notes to a group of institutional investors. The notes carry an interest rate of 7.34% and are due in 2007, with principal reductions annually from 2005 through 2007. Proceeds were used to reduce floating rate debt under the Company's Revolving Credit Facility. In August 2001, the Company's Revolving Credit Facility was amended by an Amended and Restated Credit Agreement and the Company also entered into a 364-Day Credit Agreement. Under these Facilities the Company currently has a maximum aggregate commitment of $175 million for letters of credit and debt borrowing.

On October 25, 2001, the U.S. Federal Trade Commission ("FTC") announced its decision to file an administrative complaint challenging the Company's February 2001 acquisition of certain assets of the Engineered Construction Division of PDM. The FTC's complaint alleges that the acquisition violated Federal antitrust laws by substantially lessening competition in certain field erected specialty industrial storage tank product lines in the United States: LNG tanks, LPG tanks, LIN/LOX/LAR tanks, and thermal vacuum chambers. These product lines challenged by the FTC do not represent (or constitute) commercially viable markets in the United States. The FTC is seeking various remedies, including an order that would re-establish two distinct and separate viable and competing businesses engaged in the design, engineering, fabrication, construction and sale of the relevant product lines.

The Company believes the complaint is without substantive merit and intends to defend the action. The Company expects the impact of the FTC proceeding on its earnings will be minimal in the current year and in 2002.

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

FORWARD LOOKING STATEMENTS

Any statements contained herein that are not based on historical fact are forward-looking statements and represent management's best judgment as to what may occur in the future. The actual outcome and results are not guaranteed, are subject to risks, uncertainties and assumptions and may differ materially from what is expressed. A variety of factors could cause business conditions and results to differ materially from what is contained in the forward-looking statements including, but not limited to, the Company's ability to realize cost savings from its expected execution performance of contracts; the uncertain timing and the funding of new contract awards, and project cancellations and operating risks; cost overruns on fixed priced contracts; increased competition; fluctuating revenues resulting from a number of factors, including the cyclic nature of the individual markets in which the Company's customers operate; lower than expected activity in the hydrocarbon industry, demand from which is the largest component of the Company's revenue, or lower than expected growth in the Company's other primary end markets; the Company's ability to integrate and successfully operate acquired businesses and the risks associated with those businesses; and the ultimate outcome or effect of the FTC proceeding on the Company's business, financial condition and results of operations. Additional factors which could cause actual results to differ from such forward-looking statements are set forth in Amendment No. 1 to the Company's Form S-3 Registration Statement filed with the SEC on November 1, 2001. The Company does not undertake to update any forward-looking statements contained herein, whether as a result of new information, future events or otherwise.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On October 25, 2001, the U.S. Federal Trade Commission announced its decision to file an administrative complaint challenging the Company's February 2001 acquisition of certain assets of the Engineered Construction Division of PDM. The FTC's complaint alleges that the acquisition violated
Federal antitrust laws by substantially lessening competition in certain field erected specialty industrial storage tank product lines in the United States:
LNG tanks, LPG tanks, LIN/LOX/LAR tanks, and thermal vacuum chambers. These product lines challenged by the FTC do not represent (or constitute) commercially viable markets in the United States. The FTC is seeking various remedies, including an order that would re-establish two distinct and separate viable and competing businesses engaged in the design, engineering, fabrication, construction and sale of the relevant product lines.

The Company believes the complaint is without substantive merit and intends to defend the action. The Company is unable to assess the ultimate outcome or potential effect of this proceeding on its business, financial condition and results of operations.

There have been no other material developments in the legal proceedings as described in Note 7 of the Notes to Consolidated Financial Statements submitted with the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2000.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits
          10.24 Senior Executive Relocation Loan Agreements between the Company and Certain Executive Officers.
                    (a) Agreement between the Company and Gerald M. Glenn dated
                        September 13, 2001
                    (b) Agreement between the Company and Stephen P. Crain dated
                        September 13, 2001
                    (c) Agreement between the Company and Robert B. Jordan dated
                        September 13, 2001
                    (d) Agreement between the Company and Robert H. Wolfe dated
                        September 13, 2001

        7(b)   Reports on Form 8-K

               The Company filed a current report of Form 8-K/A on September 28, 2001 (amending a Form 8-K dated February 22, 2001), as the Company and PDM have amended their Asset Purchase Agreement with retroactive effect to February 7, 2001 to redefine certain terms and certain assets purchased in the transaction, resulting in revised PDM historical and the unaudited pro forma combined financial statements of CB&I and PDM. Exhibits required were included under Item 7.

               The Company filed a current report on Form 8-K on September 28, 2001. Under Item 5 (Other Events), the Company reported that it had completed a $75 million private placement of senior notes. The Company also reported that its Revolving Credit Facility Agreement had been amended by an Amended and Restated Credit Agreement, and that it had entered into a 364-Day Credit Agreement. Exhibits required were included under Item 7.

               The Company filed a current report on Form 8-K on November 1, 2001. Under Item 5 (Other Events), the Company reported that on October 25, 2001, the U.S. Federal Trade Commission announced its decision to file an administrative complaint challenging the Company's February 2001 acquisition of certain assets of the Engineered Construction Division of PDM. The Company also issued its press release dated November 1, 2001 announcing its results of operations for the third quarter ended September 30, 2001. Exhibits required were included under Item 7.

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


Date: November 14, 2001