Form 10-K405
period 2001-12-31
CHICAGO BRIDGE & IRON CO N V
filed 2002-04-01
CIK 1027884

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

  [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                   For the fiscal year ended December 31, 2001
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                   For the transition period from ____ to ____

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

Securities registered pursuant to Section 12(b) of the Act:
     Title of each class:             Name of each exchange on which registered:
      Common Stock; Euro .01 par value    New York Stock Exchange

              Securities registered pursuant to Section 12(g) of the Act: none Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

Aggregate market value of common stock held by non-affiliates, based on a New York Stock Exchange closing price of $28.46 as of February 28, 2002, was $262,786,605.

The number of shares outstanding of a single class of common stock as of February 28, 2002 was 21,005,567.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
Portions of the 2001 Annual Report to Shareholders            Part I and Part II
Portions of the 2002 Proxy Statement                          Part III

               CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES


                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
PART I.

       Item 1.  Business                                                       3
       Item 2.  Properties                                                    17
       Item 3.  Legal Proceedings                                             19
       Item 4.  Submission of Matters to a Vote of Security Holders           20



PART II.

       Item 5.  Market for Registrant's Common Equity and Related             21
                         Stockholder Matters
       Item 6.  Selected Financial Data                                       21
       Item 7.  Management's Discussion and Analysis of Results of            21
                         Operations and Financial Condition
       Item 7A. Quantitative and Qualitative Disclosures About Market Risk    21
       Item 8.  Financial Statements and Supplementary Data                   21
       Item 9.  Changes in and Disagreements with Accountants on              21
                         Accounting and Financial Disclosure



PART III.

       Item 10. Directors and Executive Officers of the Registrant            22
       Item 11. Executive Compensation                                        26
       Item 12. Security Ownership of Certain Beneficial Owners and           26
                         Management
       Item 13. Certain Relationships and Related Transactions                26



PART IV.

       Item 14. Exhibits, Financial Statement Schedules and Reports           27
                         on Form 8-K


SIGNATURES                                                                    29

                                     PART I

ITEM 1.  BUSINESS

HISTORICAL ORGANIZATION

     We are a global specialty engineering and construction (E&C) company serving the hydrocarbon, energy, power generation, and water and wastewater treatment industries. We have been helping our customers store and process the earth's natural resources for more than 100 years by supplying a comprehensive range of engineered steel structures and systems. Prior to January 12, 1996, our business was operated by Chicago Bridge & Iron Company, a wholly owned subsidiary of Chi Bridge Holdings, Inc. ("Holdings"), which in turn was a wholly-owned subsidiary of CBI Industries, Inc. ("Industries"). On January 12, 1996, pursuant to the merger agreement dated December 22, 1995, Industries became a subsidiary of Praxair, Inc. In March 1997, Holdings effected a reorganization (the "Reorganization") whereby Holdings transferred the business of Chicago Bridge & Iron Company to Chicago Bridge & Iron Company N.V., a corporation organized under the laws of The Netherlands. Effective March 26, 1997, an initial public offering of a majority of the shares of our common stock was made.

BUSINESS

     We offer a complete package of design, engineering, fabrication, construction and maintenance services. Our products include hydrocarbon processing plants, LNG terminals and peak shaving plants, bulk liquid terminals, water storage and treatment facilities, and other steel structures and their associated systems. Our customers include:

          - large U.S., multinational and state-owned oil companies, such as Shell, ExxonMobil, Koch Industries, BP Amoco, Phillips Petroleum, Conoco, Saudi Aramco and PDVSA;

          - leading engineer/procure/construct (EPC) companies, such as Fluor Daniel, Bechtel, Foster Wheeler, Kellogg Brown & Root, and Technip;

          - liquefied natural gas (LNG) and natural gas producers and distributors, such as Williams Energy Services, Distrigas and Woodside Energy Ltd.;

          - power generators, such as Conectiv, Constellation Power and Commonwealth Edison; and

          -    municipal and private water companies.

     We believe that our comprehensive global E&C capabilities and our broad range of products and services position us to capitalize on the expected growth in our primary end markets. Projects for the hydrocarbon, energy and power generation industries collectively represent a majority of our 2001 revenues. Growth in the hydrocarbon market is being driven by increasing global demand for oil and the need to meet more stringent environmental requirements worldwide. Growth in worldwide demand for natural gas for electricity generation has accelerated the development of LNG projects around the globe. For the period between 2002 and 2004, we are tracking more than 29 LNG opportunities worldwide with a combined value in excess of $1.8 billion. We are positioned to benefit from these market trends with our strengths in hydrocarbon process plants, petroleum storage terminals, natural gas processing, LNG storage, power plant component construction and thermal energy storage systems. In addition, the water and water treatment market is expected to maintain consistent growth, due in part to the need to comply with safe drinking water requirements in North America. We supply an extensive range of elevated and aboveground water storage tanks, as well as water treatment systems.

RECENT ACQUISITIONS

     Our recent acquisitions of Howe-Baker International, L.L.C. ("Howe-Baker") and the Engineered Construction and Water Divisions of Pitt-Des Moines, Inc. (the "PDM Divisions") have significantly enhanced our product and service offerings.

     Howe-Baker. On December 28, 2000, we acquired Howe-Baker, a globally recognized engineering and construction company which specializes in providing hydrocarbon processing plants to customers in the refining, petrochemical and natural gas industries. We expect to generate new business by leveraging Howe-Baker's advanced hydrocarbon processing engineering and technical capabilities across our worldwide marketing and execution platform. In a recent example of the strategic benefits of the acquisition, we were awarded a natural gas processing plant project in South America during the second quarter of 2001 and a gas/oil separation plant (GOSP) project in Saudi Arabia during the first quarter of 2002. Both awards were achieved by combining the global market presence of CB&I and the technological expertise of Howe-Baker.

     PDM Divisions. On February 7, 2001, we acquired the Engineered Construction and Water Divisions of Pitt-Des Moines, Inc., which specialize in the design and engineering, fabrication and construction of products for the petroleum, petrochemical, cryogenic, liquefied natural gas, defense and aerospace industries, as well as water storage and treatment facilities. This acquisition enhances our engineering and execution capabilities, provides access to an expanded customer base, and is producing significant synergies from the application of best practices and the elimination of duplicative costs.

COMPETITIVE STRENGTHS

     We believe that our core competencies enable us to deliver the best overall combination of experience, reliability, quality and performance that produces a lower-risk, higher-value equation for our customers. These core competencies, which we believe are significant competitive strengths, include:

     Worldwide Record of Excellence. We have established a record as a leader in the international Engineering & Construction industry by providing consistently superior project performance for more than 112 years. The addition of Howe-Baker and the PDM Divisions to our family has further enhanced our capabilities for excellence in project design and execution.

     Fully-Integrated Specialty Engineering & Construction Service Provider. We are one of a very few global E&C service providers that can deliver a project from conception to commissioning, including conceptual design, detail engineering, procurement, fabrication, field erection, mechanical installation, start-up assistance and operator training. We generally engineer what we build and build what we engineer, which allows us to provide our customers with innovative engineering solutions, aggressive schedules and work plans, and optimal quality and reliability.

     Global Execution Capabilities. With a global network of some 35 offices and established labor and supplier relationships, we have the ability to rapidly mobilize people, materials and equipment virtually anywhere in the world to execute projects in locations ranging from highly industrialized countries to the world's most remote regions. We completed nearly 700 projects in more than 50 different countries in 2001. Our global reach makes us an attractive partner for large, global energy and industrial companies with geographically dispersed operations and also allows us to allocate our internal resources to geographies and industries with the greatest current demand. At the same time, because of our long-standing presence in numerous markets around the world, we have a prominent position as a local contractor in those markets.

     History of Innovation. We established a reputation for product innovation when we introduced the first floating roof tank to the petroleum industry in 1923. We have since maintained a strong culture of developing technological innovations and currently possess some 75 active U.S. patents. We develop innovative technologies on behalf of our customers that are immediately applicable to improving hydrocarbon processing, storage technology and field erection procedures. Our acquisition of Howe-Baker has equipped us with well-established technology and proprietary know-how in refinery processes, desalting/dehydration, synthesis gas production and gas-to-liquids processing. Howe-Baker's recent acquisition of TPA, Inc., strengthens our technology and know-how in sulfur removal and recovery processes, an important element for the production of low sulfur transportation fuels.

     Our in-house engineering team includes internationally recognized experts in site-erected metal plate structures, pre-stress concrete structures, stress analysis, metallurgy, nondestructive examination, and cryogenic storage and processing. Many of our senior engineers sit on committees that have helped develop worldwide standards for storage structures and process vessels for the petroleum and water industries, including the American Petroleum Institute, American Water Works Association and American Society of Mechanical Engineers.

     Strong Focus on Project Risk Management. We are experienced in managing the risk associated with bidding on and executing complex projects, including extensive bid review and approval procedures. Our position as a fully-integrated E&C service provider, combined with our experience in risk management, allows us to execute global projects on a competitively bid fixed-price, lump-sum basis by actively controlling project costs. Lump-sum contracting, which is part of the ingrained culture at both CB&I and Howe-Baker, enables us to achieve historically higher returns versus those available from variable cost (cost-plus) contracts and provides significant advantages to the customer in terms of cost and schedule control. In addition, our ability to execute lump-sum contracts provides us with access to a growing segment of the E&C market that is demanding these types of contracts.

     Strong Safety Performance. Success in our industry depends in part on strong safety performance. Because of our long and outstanding safety record, we are invited to bid on projects for which other competitors do not qualify. According to the Bureau of Labor Statistics, the national average Lost Workday Cases Incidence Rate for construction companies similar to CB&I was 4.3 per 100 full-time employees for 2000 (the last reported year), while our comparable rate for such year was only 0.2 per hundred. Our excellent safety performance also translates directly to lower cost, timely completion of projects, and reduced risk to our employees, subcontractors and customers.

     Management Team with Deep Engineering & Construction Industry Experience. Members of our senior leadership team have an average of more than 20 years of experience in the E&C industry. In addition to their CB&I background, many of our senior managers have international experience with recognized EPC companies. Our experience, particularly in risk management and project execution, enables us to recognize and capitalize upon attractive opportunities in our primary end markets.

GROWTH STRATEGY

     We intend to increase shareholder value by executing the following growth strategies:

     Leveraging the Strengths of Howe-Baker and the PDM Divisions. Our recent acquisitions of Howe-Baker and the PDM Divisions have broadened our capabilities and resources to meet customer needs in our growing end markets. By leveraging Howe-Baker's process capabilities across our global sales and execution platform, we expect to grow this business significantly outside the United States. In addition, we are creating synergistic growth by integrating the PDM Divisions' storage tank technology, execution capabilities and customer relationships with our existing businesses to expand our product offerings. We will also focus on imparting best practices and technologies from each business throughout the organization.

     Expanding our Market Share in the High-Growth Energy Infrastructure Business. Rapid growth in LNG trade (approximately 8% per year since 1980) has created strong global demand for LNG transportation and storage systems. We intend to utilize our substantial expertise and experience in LNG and cryogenic systems to expand our presence in the worldwide sales of LNG infrastructure facilities. We have long been a leader in the turnkey design and construction of low temperature and cryogenic storage facilities, including LNG tanks, and have provided more than 40 turnkey terminals and peak shaving plants and more than 190 low temperature and cryogenic tanks. We expect that growing worldwide demand for natural gas, and the need to monetize stranded gas reserves, will create opportunities for Howe-Baker's gas processing and gas-to-liquids technologies. In addition, we expect greater opportunities for refinery revamp and expansion projects prompted by more stringent environmental regulations for transportation fuels.

     Marketing our Expanded Capabilities. We will continue to expand our marketing programs to identify and capitalize on attractive customer bases and end markets. We will focus our sales and marketing resources on cultivating and expanding relationships with large global companies in our target industry segments that traditionally have been heavy consumers of our products and services. We recently moved our administrative offices to The Woodlands, Texas (near Houston) to facilitate more frequent interaction with the energy and power generation community. We have also assigned senior members of our sales and marketing staff to pursue targeted prospects in high potential markets, focusing in particular on LNG projects and EPC opportunities utilizing the combined CB&I and Howe-Baker resources. We believe that our ability to identify attractive customers and rapid growth markets will provide a competitive advantage during changing market conditions.

     Continuing to Improve Project Execution and Cost Control. Consistently profitable E&C companies deliver projects at or above the initial estimated margin by effectively managing the construction process and controlling direct costs. We intend to maintain and enhance our successful track record in project execution (as measured by our internal metrics) through training and the application of best practices. In addition, identifying and controlling non-project expenses and capital expenditures is also an essential part of our ongoing efforts to improve profitability. Current programs include controlling staffing levels, limiting capital spending through leasing arrangements, and careful control of precontract expenses. Moreover, strategic investments in information technology have enabled us to lower communication costs, achieve a common reporting platform and deliver engineering documents electronically on a worldwide basis.

     Creating Growth from Acquisitions and Other Business Combinations. We are committed to achieving growth through selective acquisitions of businesses or assets that will expand or complement our current portfolio of products and services. Our recent acquisitions of Howe-Baker and the PDM Divisions were significant steps in the implementation of this strategy. We will continue to seek future acquisition targets that (i) enable us to provide more cost-effective solutions, (ii) are well-managed, (iii) have strong growth prospects, (iv) can be acquired without excessive leverage, (v) have above-average margins, (vi) give us the ability to leverage our core skills and infrastructure, (vii) have a strong cultural fit and (viii) are priced fairly.

PRODUCTS AND SERVICES

     We provide a wide range of innovative and value-added E&C products and services, including:

     Process Plants. Through our acquisition of Howe-Baker, we are able to provide E&C services for customers in the hydrocarbon industry, specializing in natural gas processing plants, refinery and petrochemical process units, and hydrogen and synthesis gas plants. Natural gas processing plants treat natural gas to meet pipeline requirements and to recover valuable liquids and other enhanced products, through such technologies as cryogenic separation, amine treating, dehydration and liquids fractionation. Refinery and petrochemical process units enable customers to extract products from the top and middle streams of the crude oil barrel using technologies such as electrical desalting, catalytic reforming, vacuum and atmospheric distillation, fuels and distillate hydrotreating, hydrodesulfurization, alkylation and isomerization. Synthesis gas plants generate industrial gases for use in a variety of industries through technologies such as steam methane and auto-thermal reforming, partial oxidation reactors and pressure swing adsorption purification.

     Refrigerated Storage and Process Systems. These facilities are used primarily for the storage and handling of liquefied gases. We specialize in providing refrigerated turnkey terminals and tanks. Refrigerated tanks are built from special steels and alloys that have properties to withstand cold temperatures at the storage pressure. These systems usually include special refrigeration systems to maintain the gases in liquefied form at the storage pressure. Applications extend from low temperature (+30(degree)F to -100(degree)F) to cryogenic (-100(degree)F to -423(degree)F). Customers in the petroleum, chemical, petrochemical, specialty gas, natural gas, power generation and agricultural industries use these tanks and systems to store and handle liquefied gases such as LNG, methane, ethane, ethylene, LPG, propane, propylene, butane, butadiene, anhydrous ammonia, oxygen, nitrogen, argon and hydrogen.

     Pressure Vessels. Pressure vessels are built primarily from high strength carbon steel plates which have been formed in one of our fabrication shops and are welded together at the job site.

Pressure vessels are constructed in a variety of shapes and sizes, some weighing in excess of 700 tons, with wall thickness in excess of four inches. Existing customers represent a cross section of the petroleum, petrochemical, chemical, and pulp and paper industries, where process applications of high pressure and/or temperature are required. Typical pressure vessel usage includes process and storage vessels in the petroleum, petrochemical, and chemical industry and as digesters in the pulp and paper industry. We have designed and erected pressure vessels throughout the world.

     Aboveground Storage Systems. Aboveground storage tanks are sold primarily to customers operating in the petroleum, petrochemical and chemical industries around the world. This industrial customer group includes nearly all of the major oil and chemical companies on every continent. Depending on the industry and application, flat bottom tanks can be used for storage of crude oil, refined products such as gasoline, raw water, potable water, chemicals, petrochemicals and a large variety of feedstocks for the manufacturing industry.

     Water Storage and Treatment. The water storage line includes single pedestal, fluted column and concrete pedestal tanks, as well as standpipes and reservoirs. These products have a capacity range of 25,000 gallons to in excess of 30,000,000 gallons. These structures provide potable water reserves and supply pressure to the water distribution system. Products for water and wastewater treatment include solids contact clarifiers, egg-shaped anaerobic digesters and standpipe mixing systems.

     Specialty and Other Structures. Our specialty and other structures are marketed to a diverse group of customers in such industries as metals and mining, power generation, telecommunications, aerospace, wastewater treatment, as well as government customers. Examples of specialty structures include processing facilities or components used in the iron, aluminum and mining industries, hydroelectric structures such as penstocks and spiral cases, and turnkey vacuum facilities (non-thermal) for testing prototype spacecraft, rocket engines and satellites before launch. In a recent highly technical project completed for the National Science Foundation, we produced stainless steel vacuum (non-thermal) beam tubes for the LIGO (Laser Interferometer Gravitational Wave Observatory) Project, which is designed to detect cosmic gravitational waves.

     Turnarounds. A turnaround is a planned shutdown of a refinery, chemical plant or other process unit for repair and maintenance of equipment and associated systems. The work is usually scheduled on a multi-shift, seven day-per-week basis to minimize downtime of the facility. Personnel, materials and equipment must come together at precisely the right time to accomplish this labor-intensive operation. This service often requires short cycle times and unique construction procedures. We offer this service to our customers in the petroleum, petrochemical and chemical industries throughout the world.

     Repairs and Modifications. Repair, maintenance and modification services are performed primarily on flat bottom tanks and pressure vessels. While we have focused on providing these services primarily in the United States, efforts are under way to expand these services throughout the world. Customers in the petroleum, chemical, petrochemical and water industries generally require these types of services.

COMPETITION

     We believe that we are a leading competitor in the product segments which we sell. Price, quality, reputation, safety record and timeliness of completion are the principal competitive factors within the industry. There are numerous regional, national and international competitors that offer products and services similar to ours.

MARKETING AND CUSTOMERS

     Through our global network of sales offices, we sell our products directly to hundreds of customers in a wide variety of industries. We rely primarily on direct contact between our technically qualified sales and engineering staff and our customers' engineering and contracting departments. Dedicated sales representatives are located in each of our global offices.

     Our largest customers, with many of whom we have had longstanding relationships, are primarily in the hydrocarbon sector and are inclusive of both major petroleum companies (i.e., Shell, ExxonMobil and Conoco) and large engineering and construction companies (i.e., Fluor, Bechtel, Kellogg Brown & Root and Technip).

     We are not dependent upon any single customer on an ongoing basis and the loss of any single customer would not have a material adverse effect on our business. On a pro forma combined basis, no single customer accounted for over 10% of our revenues during the last two years.


SEGMENT FINANCIAL INFORMATION

     Financial information by geographic area of operation can be found on pages 48 and 49 of the Company's 2001 Annual Report to Shareholders and is incorporated herein by reference.

BACKLOG/NEW BUSINESS TAKEN

     We had a backlog of work to be completed on contracts of $835.3 million as of December 31, 2001 compared with $597.4 million as of December 31, 2000. New business taken increased 70% to $1.2 billion for the year ended December 31, 2001 compared with $681 million for the year ended December 31, 2000.

New Business Taken
(in thousands)


                               Years Ended December 31,
                                  2001          2000
                                  ----          ----

North America                 $  818,459   $  384,346
Europe, Africa, Middle East       87,724       82,690
Asia Pacific                     105,788       57,033
Central and South America        148,403      156,707
                              ----------   ----------
Total New Business Taken      $1,160,374   $  680,776
                              ==========   ==========

TYPES OF CONTRACTS

     Contracts are usually awarded on a competitive bid basis. We are primarily a fixed-price, lump-sum contractor. Our significant experience in estimating and controlling project costs, combined with our knowledge of international logistics and execution, enable us to define and control the risks of fixed-price contracts.

RAW MATERIALS AND SUPPLIERS

     The principal raw materials that we use are metal plate and structural steel. These materials are available from numerous suppliers worldwide. We do not anticipate having difficulty obtaining adequate amounts of raw materials in the foreseeable future.

ENVIRONMENTAL MATTERS

     Our operations are subject to extensive and changing federal, state and foreign laws and regulations establishing health and environmental quality standards, including those governing discharges and pollutants into the air and water and the management and disposal of hazardous substances and wastes. We are also subject to laws and regulations governing remediation of contamination at facilities that we currently or formerly owned or operated or to which we send hazardous substances or wastes for treatment, recycling or disposal. We believe that we are currently in compliance, in all material respects, with all environmental laws and regulations.

PATENTS

     We hold patents and licenses for certain items incorporated into our products. However, none is so essential that its loss would materially affect our businesses. We continue to market our innovative tank building process called CoilBuild(TM) in which the tank shell is formed from continuous steel coils rather than individual plates. CoilBuild is particularly suited for smaller-diameter, stainless steel tanks used in certain petrochemical, chemical, pharmaceutical and food applications where corrosion resistance and cleanliness are vital. We have exclusive rights to the CoilBuild process in North America.

EMPLOYEES

     We employed over 7,200 persons as of December 31, 2001. Approximately 15% of our worldwide employees are represented by unions. Our unionized subsidiary, CBI Services, Inc., has agreements with various unions representing groups of its employees. The largest agreement is with the Boilermakers Union which represents some of our welders. We have multiple contracts with various Boilermakers Unions across the country, and each contract has a three-year term.

     We enjoy very good relations with all our unions and have not experienced a significant work stoppage in any of our facilities in over ten years. Additionally, to preserve our project management and technological expertise as core competencies, we recruit, develop and maintain ongoing training programs for engineers and field supervision personnel.

RISK FACTORS AND FORWARD LOOKING STATEMENTS

                                  RISK FACTORS

                      RISK FACTORS RELATING TO OUR BUSINESS

OUR REVENUES AND CASH FLOW MAY FLUCTUATE.

     Our revenues, cash flow and earnings may fluctuate from quarter to quarter due to a number of factors. Our businesses are dependent upon major construction projects in cyclical industries, including the hydrocarbon, chemical, electric and gas utility, and water and wastewater industries, for revenues and cash flow. The selection of, timing of or failure to obtain projects, delays in awards of projects, cancellations of projects or delays in completion of contracts could result in the under-utilization of our resources which could have a material adverse impact on our business, financial condition, results of operations and cash flows. Moreover, construction projects for which our services are contracted may require significant expenditures by us prior to receipt of relevant payments by a customer. Such expenditures could have a material adverse impact on our cash flows. Finally, revenues may be negatively affected by the winding down or completion of work on significant projects that were active in previous periods if such significant projects have not been replaced in the current period.

WE MAY NOT BE ABLE TO FULLY REALIZE THE REVENUE VALUE REPORTED IN OUR BACKLOG.

     We have a backlog of work to be completed on contracts. Backlog develops as a result of new business taken, which represents the revenue value of new project commitments received by us during a given period. Backlog consists of projects which have either (i) not yet been started or (ii) are in progress and are not yet complete. In the latter case, the revenue value reported in backlog is the remaining amount that has not yet been completed. From time to time, projects are cancelled that appeared to have a high certainty of going forward at the time they were recorded as new business taken. In the event of a project cancellation, we may be reimbursed for certain costs but typically have no contractual right to the total revenues reflected in our backlog. If we were to experience significant cancellations or delays of projects in our backlog, our financial condition would be adversely affected. Backlog may also fluctuate with currency movements.

OUR BUSINESS IS DEPENDENT UPON THE LEVEL OF ACTIVITY IN THE HYDROCARBON
INDUSTRY.

     In recent years, demand from the worldwide hydrocarbon industry has been the largest generator of our revenues. Numerous factors influence capital expenditure decisions in the hydrocarbon industry, including current and projected oil and gas prices; exploration, extraction, production and transportation costs; the discovery rate of new oil and gas reserves; the sale and expiration dates of leases and concessions; local and international political and economic conditions; technological advances; and the ability of oil and gas companies to generate capital. These factors are beyond our control. Our business, financial condition and results of operations may be materially adversely affected because of reduced activity in the hydrocarbon industry. In addition, we may be materially adversely affected by changing taxes, price controls and laws and regulations relating to the hydrocarbon industry.

WE COULD LOSE MONEY IF WE FAIL TO ACCURATELY ESTIMATE OUR COSTS OR FAIL TO EXECUTE WITHIN OUR COST ESTIMATES ON FIXED-PRICE, LUMP SUM CONTRACTS.

     Most of our net revenue is derived from fixed-price, lump-sum contracts. Under these contracts, we perform our services and provide our products at a fixed price and, as a result, benefit from cost savings, but we may be unable to recover for any cost overruns. If our cost estimates for a contract are inaccurate, or if we do not execute the contract within our cost estimates, cost overruns may cause us to incur losses or cause the project not to be as profitable as we expected. This, in turn, could have a material adverse effect on our business and results of operations.

Political and Economic Conditions in Foreign Countries in Which We Operate Could Adversely Affect Us.

     A significant number of our projects are performed outside the United States. We expect non-U.S. sales and operations to continue to contribute materially to our earnings for the foreseeable future. Non-U.S. contracts and operations expose us to risks inherent in doing business outside the United States, including:

          - unstable economic conditions in the foreign countries in which we make capital investments, operate and sell products and services;

          - the lack of well-developed legal systems in some countries in which we operate, which could make it difficult for us to enforce our contracts;

          -    expropriation of property;

          -    restriction on the right to convert or repatriate currency; and

          - political upheaval, including risks of loss due to civil strife, terrorism, acts of war, guerrilla activities and insurrections.

WE ARE EXPOSED TO FOREIGN EXCHANGE RISKS.

     We are exposed to market risk from changes in foreign currency exchange rates, which may adversely affect our results of operations and financial condition. We seek to minimize the risks from these foreign currency exchange rate fluctuations through our regular operating and financing activities and, when deemed appropriate, through limited use of foreign currency forward contracts. Our exposure to changes in foreign currency exchange rates arises from receivables, payables and firm commitments from international transactions, as well as intercompany loans used to finance non-U.S. subsidiaries. We do not use financial instruments for trading or speculative purposes.

OUR ACQUISITION STRATEGY INVOLVES A NUMBER OF RISKS.

     We intend to pursue growth through the opportunistic acquisition of companies or assets that will enable us to expand our product lines to provide more cost-effective customer solutions. We routinely review potential acquisitions. This strategy involves certain risks, including difficulties in the integration of operations and systems, the diversion of management's attention from other business concerns, and the potential loss of key employees of acquired companies. We may not be able to successfully integrate acquired businesses into our operations.

WE HAVE A RISK THAT OUR GOODWILL MAY BE IMPAIRED AND RESULT IN A CHARGE TO
INCOME.

     We accounted for the Howe-Baker and PDM Divisions acquisitions using the "purchase" method of accounting. Under the purchase method we recorded, at fair value, the assets acquired and liabilities assumed and we recorded as goodwill the difference between the cost of acquisition and the sum of the fair value of the tangible and identifiable assets acquired, less liabilities assumed. In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." These pronouncements change the accounting for business combinations, goodwill and intangible assets. SFAS No. 141 further clarifies the criteria to recognize intangible assets separately from goodwill. SFAS No. 142 states that goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment at least annually. If our goodwill or other intangible assets were determined to be impaired, the impairment would result in a charge to income from operations in the year of the impairment with a resulting decrease in net worth.

IF WE ARE UNABLE TO RETAIN KEY PERSONNEL, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

     Our business is dependent, to a large degree, upon the continued service of key members of our management. Our future success will also depend on our ability to attract, retain and motivate highly skilled personnel in various areas, including engineering, project management and senior management. If we do not succeed in retaining and motivating our current employees and attracting new high quality employees, our business could be adversely affected.

OUR PROJECTS EXPOSE US TO POTENTIAL PROFESSIONAL LIABILITY, PRODUCT LIABILITY, OR WARRANTY OR OTHER CLAIMS.

     We engineer and construct (and our products typically are installed in) large industrial facilities in which system failure can be disastrous. Notwithstanding the fact that we generally will not accept liability for consequential damages in our contracts, any catastrophic occurrence in excess of insurance limits at projects where our products are installed or services are performed could result in significant professional liability, product liability or warranty or other claims against us. Such liabilities could potentially exceed our current insurance coverage and the fees we derive from those products and services. A partially or completely uninsured claim, if successful and of a significant magnitude, could potentially result in substantial losses.

WE ARE EXPOSED TO POTENTIAL ENVIRONMENTAL LIABILITIES.

     We are subject to environmental laws and regulations, including those concerning:

          -    emissions into the air;

          -    discharge into waterways;

          - generation, storage, handling, treatment and disposal of waste materials; and

          -    health and safety.

     Our businesses often involve working around and with volatile, toxic and hazardous substances and other highly regulated materials, the improper characterization, handling or disposal of which could constitute violations of foreign, federal, state or local statutes and laws, and result in criminal and civil liabilities. Environmental laws and regulations generally impose limitations and standards for certain pollutants or waste materials and require us to obtain a permit and comply with various other requirements. Governmental authorities may seek to impose fines and penalties on us, or revoke or deny issuance or renewal of operating permits, for failure to comply with applicable laws and regulations.

     The environmental health and safety laws and regulations to which we are subject are constantly changing, and it is impossible to predict the effect of such laws and regulations on us in the future. We cannot assure that our operations will continue to comply with future laws and regulations or that these laws and regulations will not significantly adversely affect us.

     We work around and with volatile, toxic and hazardous substances, which exposes us to potential liability for personal injury or property damage caused by any release, spill or other accident involving such substances that occurs as a result of the conduct of such businesses. Although we maintain liability insurance, this insurance is subject to coverage limitations, deductibles and exclusions and may exclude coverage for losses or liabilities relating to pollution damage. We may incur liabilities that may not be covered by insurance policies, or, if covered, the dollar amount of such liabilities may exceed our policy limits. Even a partially uninsured claim, if successful and of significant magnitude, could have a material adverse effect on our business, financial condition and results of operations.

WE ARE UNCERTAIN AS TO THE OUTCOME OF A PENDING FEDERAL TRADE COMMISSION PROCEEDING.

     On October 25, 2001, the U.S. Federal Trade Commission ("FTC") announced its decision to file an administrative complaint (the "Complaint") challenging our February 2001 acquisition of certain assets of the Engineered Construction Division of PDM. The Complaint alleges that the acquisition violated Federal antitrust laws by substantially lessening competition in certain field erected specialty industrial storage tank product lines in the United States: LNG tanks, LPG tanks, LIN/LOX/LAR tanks, and thermal vacuum chambers. The FTC is seeking various remedies, including an order that would re-establish two distinct and separate viable competing businesses engaged in the design, engineering, fabrication, construction and sale of the relevant product lines.

     We believe that the Complaint is without merit and on February 4, 2002 filed a formal answer denying the substantive allegations in the Complaint. While we expect the impact of the FTC proceeding on our earnings will be minimal in 2002, we are unable to assess the ultimate outcome or potential effect of the Complaint on our business, financial condition and results of operation.

                  RISK FACTORS ASSOCIATED WITH OUR COMMON STOCK

LIMITED TRADING VOLUME OF OUR COMMON STOCK MAY CONTRIBUTE TO ITS PRICE
VOLATILITY.

     Our common stock is traded on The New York Stock Exchange ("NYSE"). From January 2, 2002 through March 26, 2002, the average daily trading volume for our common stock as reported by the NYSE was approximately 40,000 shares. We are uncertain as to whether a more active trading market in our common stock will develop. As a result, relatively small trades may have a significant impact on the price of our common stock.

CERTAIN PROVISIONS OF OUR ARTICLES OF ASSOCIATION, SHAREHOLDER AGREEMENTS AND NETHERLANDS LAW MAY HAVE POSSIBLE ANTI-TAKEOVER EFFECTS.

     WEDGE Engineering B.V. ("WEDGE"), an affiliate of WEDGE Group Incorporated, owns approximately 18% of our outstanding common shares and First Reserve Fund VIII, L.P. ("First Reserve") owns approximately 31.9% of our outstanding common shares. Both WEDGE and First Reserve are generally bound to vote, tender or otherwise act as recommended by the Supervisory Board with respect to proposed business combinations pursuant to their respective shareholder agreements. In addition, our Articles of Association and the applicable law of The Netherlands contain provisions that may be deemed to have anti-takeover effects. Among other things, these provisions provide for a staggered board of Supervisory Directors, a binding nomination process and supermajority voting requirements in the case of shareholder approval for certain significant transactions. Such provisions may delay, defer or prevent a takeover attempt that a shareholder might consider in the best interests of our shareholders. In addition, certain United States tax laws, including those described immediately below, may discourage third parties from accumulating significant blocks of our common stock.

EXISTING SHAREHOLDERS MAY SELL THEIR SHARES, WHICH COULD DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

     Under an existing shelf registration statement, 807,356 shares held by certain unaffiliated shareholders of the Company are eligible to be resold from time to time into the public market. If these shareholders sell a large number of these shares into the market, the market price of our common stock could decline as a result.

     WEDGE holds 3,852,764 shares of our common stock and First Reserve holds 6,810,895 shares of our common stock. WEDGE and First Reserve each have certain rights under their respective Shareholder Agreements to require us to register these shares of common stock under the Securities Act of 1933 to permit the public sale of such shares, as well as the ability to resell such shares into the public market pursuant to Rule 144. Significant sales of such shares, or the prospect of such sales, may depress the price of our shares.

WE HAVE A RISK OF BEING CLASSIFIED AS A CONTROLLED FOREIGN CORPORATION.

    As a company incorporated in The Netherlands, we would be classified as a "controlled foreign corporation" if any United States person acquires 10% or more of our common stock (including ownership through the attribution rules of Section 958 of the Internal Revenue Code of 1986, as amended (the "Code")) and the sum of the percentage ownership by all such persons exceeds 50% (by voting power or value) of our common stock. We do not believe we are a "controlled foreign corporation". However, we may be determined to be a controlled foreign corporation in the future. In the event that such a determination were made, all U.S. holders of 10% or more of our common stock would be subject to taxation under Subpart F of the Code. The ultimate consequences of this determination are fact-specific to each 10% or greater U.S. shareholder, but could include possible taxation of such U.S. shareholder on a pro rata portion of our income, even in the absence of any distribution of such income.

IF WE NEED TO SELL OR ISSUE ADDITIONAL SHARES OF COMMON STOCK AND/OR INCUR ADDITIONAL DEBT TO FINANCE FUTURE ACQUISITIONS, YOUR STOCK OWNERSHIP COULD BE DILUTED.

     Part of our business strategy is to expand into new markets and enhance our position in existing markets throughout the world through acquisition of complementary businesses. In order to successfully complete targeted acquisitions or fund our other activities, we may issue additional equity securities that could be dilutive to our earnings per share and to your stock ownership. We may also incur additional debt and amortize expenses related certain tangible assets if we acquire another company, and this could negatively impact our results of operations and stock price. To the extent an acquisition transaction financed by non-equity consideration results in additional goodwill, it will reduce our tangible net worth, which might have an adverse effect on our credit and bonding capacity.

                           FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward-looking statements. You should read carefully any statements containing the words "expect," "believe," "anticipate," "project," "estimate," "predict," "intend," "should," "could," "may," "might," or similar expressions or the negative of any of these terms.

     Forward-looking statements involve known and unknown risks and uncertainties. Various factors, such as those listed under "Risk Factors," may cause our actual results, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Among the factors that could cause our results to differ are the following:

          - our ability to realize cost savings from our expected execution performance of contracts;

          - the uncertain timing and the funding of new contract awards, and project cancellations and operations risks;

          -    the expected growth in our primary end markets does not occur;

          - cost overruns on fixed price contracts, and risks associated with percentage of completion accounting;

          - lack of necessary liquidity to finance expenditures prior to the receipt of payment for the performance of contracts and to provide bid and performance bonds and letters of credit securing our obligations under our bids and contracts;

          - risks inherent in our acquisition strategy and our ability to obtain financing for proposed acquisitions; and

          -    a broad downturn in the economy in general.

     Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future performance or results. We are not obligated to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should consider these risks when reading any forward-looking statements.

ITEM 2.  PROPERTIES

     We own or lease the properties used to conduct our business. The capacities of these facilities depend upon the composition of products being fabricated and constructed. As the product composition is constantly changing, the extent of utilization of these facilities cannot be accurately stated. We believe these facilities are adequate to meet our current requirements. The following list summarizes our principal properties:

Location                         Type of Facility                       Interest
--------                         ----------------                       --------

North America
Beaumont, Texas             Engineering, fabrication facility,             Owned
                             operations and administrative office
Beggs, Oklahoma             Fabrication facility                           Owned
Clive, Iowa                 Fabrication facility, warehouse, operations    Owned
                             and administrative office
Everett, Washington         Fabrication facility, warehouse, operations   Leased
                             and administrative office

Fort Saskatchewan, Canada   Warehouse, operations and                      Owned
                             administrative office
Houston, Texas (1)          Engineering, fabrication facility, warehouse,  Owned
                             operations and administrative office
Kankakee, Illinois          Warehouse                                      Owned
Liberty, Texas              Fabrication facility                          Leased
Pittsburgh, Pennsylvania    Warehouse                                      Owned
Plainfield, Illinois (2)    Engineering, operations and administrative    Leased
                             office
Provo, Utah                 Fabrication facility, warehouse, operations    Owned
                             and administrative office
San Luis Obispo,
California                  Warehouse and fabrication facility             Owned
Tulsa, Oklahoma             Engineering, fabrication facility,            Leased
                             operations and administrative office
Tyler, Texas                Engineering, fabrication facility,             Owned
                            operations and administrative office
Warren, Pennsylvania        Fabrication facility                          Leased
The Woodlands, Texas        Administrative office                         Leased

Europe, Africa, Middle East
Al Aujam, Saudi Arabia      Fabrication facility and warehouse             Owned
Dubai, United Arab Emirates Engineering, operations, administrative       Leased
                             office and warehouse                          Owned
Hoofddorp, The Netherlands  Principal executive office                    Leased
Secunda, South Africa       Fabrication facility and warehouse            Leased

Asia Pacific
Batangas, Philippines       Fabrication facility and warehouse            Leased
Cilegon, Indonesia          Fabrication facility and warehouse            Leased
Kwinana, Australia          Fabrication facility, warehouse and            Owned
                             administrative office
Laem Chabang, Thailand      Warehouse, operations and                     Leased
                             administrative office

Central and South America
Caracas, Venezuela          Administrative and engineering office         Leased
Puerto Ordaz, Venezuela     Fabrication facility and warehouse            Leased


(1)  Warehouse and administrative offices are assets held for sale.
(2)  Sold and leased back on June 30, 2001.

     We also own or lease a number of sales, administrative and field construction offices, warehouses and equipment maintenance centers strategically located throughout the world.

ITEM 3.  LEGAL PROCEEDINGS

Antitrust Proceedings. On October 25, 2001, the U.S. Federal Trade Commission ("FTC") announced its decision to file an administrative complaint (the "Complaint") challenging our February 2001 acquisition of certain assets of the Engineered Construction Division of PDM. The Complaint alleges that the acquisition violated Federal antitrust laws by substantially lessening competition in certain field erected specialty industrial storage tank product lines in the United States: LNG tanks, LPG tanks, LIN/LOX/LAR tanks, and thermal vacuum chambers. The FTC is seeking various remedies, including an order that would re-establish two distinct and separate viable and competing businesses engaged in the design, engineering, fabrication, construction and sale of the relevant product lines.

     We believe that the Complaint is without merit and on February 4, 2002, filed a formal answer denying the substantive allegations in the Complaint. While we expect the impact of the FTC proceeding on our earnings will be minimal in 2002, we are unable to assess the ultimate outcome or potential effect of the Complaint on our business, financial condition and results of operation.

Environmental Matters. Our facilities have operated for many years and substances which currently are or might be considered hazardous were used and disposed of at some locations, which will or may require us to make expenditures for remediation. In addition, we have agreed to indemnify parties to whom we have sold facilities for certain environmental liabilities arising from acts occurring before the dates those facilities were transferred. We are aware of no manifestation by a potential claimant of awareness by such claimant of a possible claim or assessment with respect to such facilities. We do not consider it to be probable that a claim will be asserted with respect to such facilities which claim is reasonably possible to have an unfavorable outcome, which in each case would be material to us. We believe that any potential liability for these matters will not have a material adverse effect on our business, financial condition or results of operations.

     We do not anticipate incurring material capital expenditures for environmental controls or for investigation or remediation of environmental conditions during the current or succeeding fiscal year. Nevertheless, we can give no assurance that we, or entities for which we may be responsible, will not incur liability in connection with the investigation and remediation of facilities we currently (or formerly) own or operate or other locations in a manner that could materially and adversely affect us.

Other Contingencies. We are a defendant in a number of other lawsuits arising in the normal course of our business. We believe that an estimate of the possible loss or range of possible loss relating to such matters cannot be made. While it is impossible at this time to determine with certainty the ultimate outcome of these lawsuits and although no assurance can be given with respect thereto, based on information currently available to us and based on our belief as to the reasonable likelihood of the outcomes of such matters, our management believes that adequate provision has been made for probable losses with respect thereto. We believe that the ultimate outcome, after provisions therefore, will not have a material adverse effect, either individually or in the aggregate, on our business, financial condition or results of operations. The adequacy of reserves applicable to the potential costs of being engaged in litigation and potential liabilities resulting from litigation are reviewed as developments in the litigation warrant.

     We are jointly and severally liable for certain liabilities of partnerships and joint ventures. At December 31, 2001, we and certain subsidiaries had provided $365,587,000 of performance bonds and letters of credit to support our contracting activities arising in the ordinary course of business. This amount fluctuates based on the level of contracting activity.

     We have elected to retain portions of anticipated losses through the use of deductibles and self-insured retentions for our exposures related to third party liability and workers' compensation. Liabilities in excess of these amounts are the responsibilities of an insurance carrier. To the extent we self insure for these exposures, reserves have been provided based on management's best estimates with input from our legal and insurance advisors. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the near term. Our management believes that the reasonably possible losses, if any, for these matters, to the extent not otherwise disclosed and net of recorded reserves, will not be material to our financial position or results of operations. At December 31, 2001, we had outstanding surety bonds and letters of credit of $19,968,000 relating to our insurance program.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2001.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Information required by this item can be found on page 51 of the 2001 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     Information required by this item can be found on pages 22 and 23 of the 2001 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Information required by this item can be found on pages 24 through 28 of the 2001 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information required by this item can be found on page 27 of the 2001 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated financial statements and Report of Independent Public Accountants can be found on pages 29 through 50 of the 2001 Annual Report to Shareholders and are incorporated herein by reference.

     Quarterly financial data can be found on page 50 of the 2001 Annual Report to Shareholders and is incorporated herein by reference.

     Additional financial information and schedules can be found in Part IV of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     We have neither changed our independent public accountants nor had any disagreements on accounting and financial disclosure with our independent public accountants during the prior two years.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the Supervisory Directors of Chicago Bridge & Iron Company N.V. ("CB&I N.V."), the executive officers of Chicago Bridge & Iron Company ("CBIC") and the Managing Directors of Chicago Bridge & Iron Company B.V. ("CB&I B.V."). As permitted under the law of The Netherlands, CB&I N.V. does not have executive officers. CB&I B.V. serves as the Managing Director of CB&I N.V.

Name                     Age          Position(s)
----                     ---          -----------
Gerald M. Glenn           59          Chairman of the Supervisory Board of CB&I
                                      N.V.; Chairman, President and Chief
                                      Executive Officer and Director of CBIC,
                                      Chairman, President and Chief Executive
                                      Officer and Managing Director of CB&I B.V.
Jerry H. Ballengee        63          Supervisory Director
J. Dennis Bonney          70          Supervisory Director
Ben A. Guill              50          Supervisory Director
J. Charles Jennett        61          Supervisory Director
Vincent L. Kontny         63          Supervisory Director
William E. Macaulay       56          Supervisory Director
Gary L. Neale             61          Supervisory Director
L. Donald Simpson         65          Supervisory Director
William H. White          46          Supervisory Director
Marsha C. Williams        50          Supervisory Director
Michael D. Winfield       62          Supervisory Director
Philip K. Asherman        50          Executive Vice President and Chief
                                      Marketing Officer of CBIC; Managing
                                      Director of CB&I B.V.
David P. Bordages         51          Vice President - Human Resources and
                                      Administration of CBIC
Stephen P. Crain          48          President - Western Hemisphere Operations
                                      of CBIC; Managing Director of CB&I B.V.
Richard E. Goodrich       57          Executive Vice President and Chief
                                      Financial Officer of CBIC; Managing
                                      Director of CB&I B.V.
Robert B. Jordan          51          Executive Vice President and Chief
                                      Operating Officer of CBIC;
                                      Managing Director of CB&I B.V.
Tom C. Rhodes             48          Vice President, Corporate Controller and
                                      Chief Accounting Officer of CBIC
Robert H. Wolfe           52          Secretary of CB&I N.V.; Vice President,
                                      General Counsel and Secretary of CBIC;
                                      Secretary of CB&I B.V.

     There are no family relationships between any executive officers and Supervisory Directors. Executive officers of CBIC are elected annually by the CBIC Board of Directors. The Managing Directors of CB&I B.V. serve until successors are elected.

     GERALD M. GLENN has served as Chairman of the Supervisory Board of CB&I N.V. since April 1997. He has been President and Chief Executive Officer of CBIC since May 1996, and has been a Managing Director of CB&I B.V. since March 1997. Since April 1994, Mr. Glenn has been a principal in The Glenn Group LLC. From November 1986 to April 1994, he served as Group President-Fluor Daniel, Inc.

     JERRY H. BALLENGEE has served as a Supervisory Director of the Company since April 1997. Since October 2001, he has served as Chairman of the Board of Morris Material Handling Company (MMH). He served as President and Chief Operating Officer of Union Camp Corporation from July 1994 to May 1999 and has served in various other executive capacities and as a member of the Board of Directors of Union Camp Corporation from 1988 to 1999 when the company was acquired by International Paper Company.

     J. DENNIS BONNEY has served as a Supervisory Director of the Company since April 1997. He served as Vice Chairman of the Board of Chevron Corporation from 1987 to 1995. He currently serves as Chairman of the Board of Aeromovel USA and Aeromovel Global Corporation. From 1996 to 1998, he was a director of Alumax Inc. and United Meridian Corporation.

     BEN A. GUILL has served as a Supervisory Director of the Company since January 2001. He is the President of First Reserve Corporation where he has served since September 1998. Prior to joining First Reserve Corporation, Mr. Guill was a Partner and Managing Director of Simmons & Company International, an investment banking firm located in Houston, Texas which focuses on the oil service and equipment industry. Mr. Guill had been with Simmons & Company since 1980. He is a member of the board of directors of National-Oilwell, Inc., Superior Energy Services, Inc., Destiny Resources Services Corp., James River Coal, Transmoutaigne Inc., T3 Energy Services Inc. and Dresser, Inc. Mr. Guill received his Bachelor of Arts Degree from Princeton University and his Masters Degree in Finance from the Wharton Graduate School of Business at the University of Pennsylvania.

     J. CHARLES JENNETT has served as a Supervisory Director of the Company since April 1997. Since 2001, he was served as President Emeritus of Texas A&M International University and was President from 1996 to 2001. He was Provost and Vice President of Academic Affairs at Clemson University from 1992 through 1996.

     VINCENT L. KONTNY has served as a Supervisory Director of the Company since April 1997. He has served since April 2000 as Chief Operating Officer of Washington Group International, which filed a petition under Chapter 11 of the U.S. Bankruptcy Code on May 14, 2001. Since 1992 he has been the owner and CEO of the Double Shoe Cattle Company. Mr. Kontny was President and Chief Operating Officer of Fluor Corporation from 1990 until September 1994.

     WILLIAM E. MACAULAY has served as a Supervisory Director of the Company since January 2001. He is the Chairman and Chief Executive Officer of First Reserve Corporation where he has been employed since 1983. First Reserve Corporation is the general partner of First Reserve Fund VIII, L.P. He is a member of the Board of Directors of Weatherford International, Inc., an oilfield services company; National Oilwell, Inc., a leading international provider of contract drilling and associated services related to the oil and gas exploration and production industry, both onshore and offshore; Superior Energy Services, Inc., a provider of specialized oilfield services and equipment; and Grant Prideco, Inc., a company engaged in drill stem technology development and drill pipe manufacturing. Mr. Macaulay holds a B.A. degree in Economics from City College of New York and an M.B.A. from the Wharton Graduate School of Business at the University of Pennsylvania, where he has also served as a member of the Executive Board.

     GARY L. NEALE has served as a Supervisory Director of the Company since April 1997. He is currently President, CEO and Chairman of the Board of NiSource, Inc., whose primary business is the distribution of electricity and gas through utility companies. Mr. Neale has served as a director of NiSource, Inc. since 1991, a director of Northern Indiana Public Service Company since 1989, and a director of Modine Manufacturing Company (heat transfer products) since 1977.

     L. DONALD SIMPSON has served as a Supervisory Director of the Company since April 1997. From December 1996 to December 1999, Mr. Simpson served as Executive Vice President of Great Lakes Chemical Corporation. Prior thereto, beginning in 1992, he served in various executive capacities at Great Lakes Chemical Corporation.

     WILLIAM H. WHITE has served as a Supervisory Director of the Company since January 2001. He has been the President, Chief Executive Officer and Vice Chairman of WEDGE Group Incorporated since April 1997. WEDGE is a diversified firm with subsidiaries in engineering and construction, hotel, oil and gas, and real estate businesses. Mr. White served as Deputy Secretary and Chief Operating Officer of the Department of Energy from 1993 to 1995. Prior to his service at the Department of Energy, Mr. White practiced law and served on the management committee of the law firm of Susman Godfrey L.L.P. and taught law at the University of Texas at Austin. Mr. White is a director of Pioneer Drilling Company (AMEX), a contract drilling company; and TGC Industries, Inc. (NASDAQ), a geophysical contracting firm. He serves on the board of North American Electric Reliability.

     MARSHA C. WILLIAMS has served as a Supervisory Director of the Company since April 1997. Since May 1998, she has served as Chief Administrative Officer of Crate & Barrel, a specialty retail company. Prior to that, she served as Vice President and Treasurer of Amoco Corporation from December 1997 to May 1998, and Treasurer from 1993 to 1997. Ms. Williams is a director of Selected Funds, Davis Funds and Modine Manufacturing Company (heat transfer products).

     MICHAEL D. WINFIELD has served as a Supervisory Director of the Company since January 2001. He has been a member of the Board of Managers of UOP L.L.C., a general partnership of Honeywell International Inc. and Dow Chemical Corporation engaged in the licensing of technologies to the oil refining and petrochemical industries since January 2001. From February 1992 until January 2001, he was President and Chief Executive Officer of UOP. Mr. Winfield has served as a director of Landauer Inc. (a firm providing services related to radiation monitoring) since 1994 and Metallurg, Inc. (a firm providing specialty metals, alloys and chemicals to the steel industry) since 2001. Mr. Winfield holds a degree in Chemical Engineering from Ohio State University and an M.B.A. from the University of Chicago.

     PHILIP K. ASHERMAN has been Executive Vice President and Chief Marketing Officer of CBIC since August 2001. From May 2001 to July 2001, he was Vice President - Strategic Sales, Eastern Hemisphere of CBIC. Prior thereto, Mr. Asherman was Senior Vice President of Fluor Global Services and held other executive positions with Fluor Daniel, Inc. operating subsidiaries.

     DAVID P. BORDAGES has been the Vice President - Human Resources and Administration of CBIC since February 2002. Prior to that time, Mr. Bordages was Vice President - Human Resources of the Fluor Corporation from April 1989 through February 2002.

     STEPHEN P. CRAIN has been President-Western Hemisphere Operations of CBIC since August 2001 and a Managing Director of CB&I B.V. since August 1998. From November 2000 to July 2001, he was Executive Vice President and Chief Marketing Officer of CBIC. From July 1997 to November 2000, Mr. Crain was Vice President - Global Sales and Marketing of CBIC. Prior to that time, Mr. Crain was employed by CBIC or its affiliates in an executive or management capacity.

     RICHARD E. GOODRICH has been the Executive Vice President and Chief Financial Officer of CBIC since July 2001. From November 2000 to July 2001, he was Group Vice President - Western Hemisphere Operations of CBIC. From February 1999 to November 2000, Mr. Goodrich was Vice President - Financial Operations of CBIC. Mr. Goodrich was the Vice President - Area Director of Finance, Western Hemisphere for CBIC from June 1998 through February 1999. Prior to that time, Mr. Goodrich was the Director of Strategic Planning - Energy and Chemicals Group of Fluor Daniel, Inc.

     ROBERT B. JORDAN has been the Executive Vice President of CBIC since November 2000 and the Chief Operating Officer of CBIC since March 2000 and a Managing Director of CB&I B. V. since February 1998. From February 1998 to November 2000, Mr. Jordan was Vice President - Operations of CBIC. From May 1996 to February 1998, Mr. Jordan was the Senior Vice President - Sales and Operations for the Process Division of BE&K Incorporated located in Birmingham, Alabama. Prior to that time, Mr. Jordan was the Senior Vice President - Sales and Operations for the Process and Industrial Division of Rust Engineering & Construction Inc.

     TOM C. RHODES has been the Corporate Controller of CBIC since August 2001. From November 2000 to August 2001, Mr. Rhodes was Vice President - Financial Operations for CBIC and from February 1999 to November 2000, he was Vice President - Area Director of Finance, Western Hemisphere of CBIC. Prior to that time, he was Finance Director of Americas Region for Fluor Daniel, Inc.

     ROBERT H. WOLFE has been the Vice President, General Counsel and Secretary of CBIC since November 1996, and the Secretary of CB&I N.V. since its inception. From June 1996 to November 1996, Mr. Wolfe served as a private consultant to Rust Engineering & Construction Inc. ("Rust"). Prior to that time, he served as Vice President, General Counsel and Secretary to Rust.

     Information appearing under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's 2002 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information appearing under "Executive Compensation" in the 2002 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information appearing under "Common Stock Ownership By Certain Persons and Management" in the 2002 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information appearing under "Certain Transactions and Relationships" in the 2002 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements

     The following consolidated financial statements and Report of Independent Public Accountants previously incorporated by reference under Item 8 of Part II of this report are herein incorporated by reference.

         Report of Independent Public Accountants
         Consolidated Statements of Income - For the years ended December 31,
              2001, 2000 and 1999
         Consolidated Balance Sheets - As of December 31, 2001 and 2000 Consolidated Statements of Cash Flows - For the years ended December
              31, 2001, 2000 and 1999
         Consolidated Statements of Changes in Shareholders' Equity - For the
              years ended December 31, 2001, 2000 and 1999
         Notes to Consolidated Financial Statements


Financial Statement Schedules

     Supplemental Schedule V - Valuation and Qualifying Accounts and Reserves for each of the years ended December 31, 2001, 2000 and 1999 can be found on page 31 of this report.

     Schedules, other than the one above, have been omitted because the schedules are either not applicable or the required information is shown in the financial statements or notes thereto previously incorporated by reference under
Item 8 of Part II of this report.

     Quarterly financial data for the years ended December 31, 2001 and 2000 is shown in the Notes to Consolidated Financial Statements previously incorporated by reference under Item 8 of Part II of this report.

     Our interest in 50 percent or less owned affiliates, when considered in the aggregate, does not constitute a significant subsidiary; therefore, summarized financial information has been omitted.

Exhibits

     The Exhibit Index on page 32 and Exhibits being filed are submitted as a separate section of this report.

Reports on Form 8-K

     We filed current reports on Form 8-K during the three months ended December 31, 2001.

     We filed a current report on From 8-K on November 1, 2001. Under Item 5 (Other Events), we reported that on October 25, 2001, the U.S. Federal Trade Commission announced its decision to file an administrative complaint challenging our February 2001 acquisition of certain assets of the Engineered Construction Division of PDM. We also issued a press release dated November 1, 2001 announcing our results of operations for the third quarter ended September 30, 2001. Exhibits required were included under Item 7.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Chicago Bridge & Iron Company N.V.

Date:  April 1, 2002                      /s/ Richard E. Goodrich
                                          --------------------------------------
                                          By: Chicago Bridge & Iron Company B.V.
                                          Its: Managing Director
                                          Richard E. Goodrich
                                          Managing Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 1, 2002.

Signature                                 Title

/s/ Gerald M. Glenn                       Chairman of the Supervisory Board
------------------------
Gerald M. Glenn                           of Registrant, and President, Chief
                                          Executive Officer of CBIC
                                         (Principal Executive Officer)

/s/ Richard E. Goodrich                   Executive Vice President and
------------------------
Richard E. Goodrich                       Chief Financial Officer of CBIC
                                         (Principal Financial Officer)

/s/ Tom C. Rhodes                         Vice President and Corporate
------------------------
Tom C. Rhodes                             Controller of CBIC
                                         (Principal Accounting Officer)

/s/ Jerry H. Ballengee                    Supervisory Director
------------------------
Jerry H. Ballengee

/s/ J. Dennis Bonney                      Supervisory Director
------------------------
J. Dennis Bonney

/s/ Ben A. Guill                          Supervisory Director
------------------------
Ben A. Guill

/s/ J. Charles Jennett                    Supervisory Director
------------------------
J. Charles Jennett

/s/ Vincent L. Kontny                     Supervisory Director
------------------------
Vincent L. Kontny

/s/ William E. Macaulay                   Supervisory Director
------------------------
William E. Macaulay

/s/ Gary L. Neale                         Supervisory Director
------------------------
Gary L. Neale

/s/ L. Donald Simpson                     Supervisory Director
------------------------
L. Donald Simpson

/s/ William H. White                      Supervisory Director
------------------------
William H. White

/s/ Marsha C. Williams                    Supervisory Director
------------------------
Marsha C. Williams

/s/ Michael D. Winfield                   Supervisory Director
------------------------
Michael D. Winfield


Registrant's Agent for Service in the United States

/s/ Robert H. Wolfe
------------------------
Robert H. Wolfe

        SCHEDULE V. SUPPLEMENTAL INFORMATION ON VALUATION AND QUALIFYING
                              ACCOUNTS AND RESERVES

                       CHICAGO BRIDGE & IRON COMPANY N.V.
                 Valuation and Qualifying Accounts and Reserves
               For Each of the Three Years Ended December 31, 2001
                                 (in thousands)


        Column A          Column B      Column C       Column D       Column E
        --------          --------      --------       --------       --------
                                        Additions
                          Balance      Charged to                      Balance
                             At         Costs and                        at
      Descriptions        January 1    Expenses(1)   Deductions(2)   December 31
      ------------        ---------     --------      ----------     -----------

     Allowance for
     doubtful accounts
         2001              $1,300          527           (571)            $1,256

         2000              $1,054          552           (306)            $1,300

         1999              $2,050         1,326         (2,322)           $1,054


(1) Includes $537 of allowances obtained through our acquisition of HBI in 2000.

(2) Deductions generally represent utilization of previously established reserves or adjustments to reverse unnecessary reserves due to subsequent collections.

                                  EXHIBIT INDEX



3 (11) Amended Articles of Association of the Company (English translation)

4.1 (2)        Specimen Stock Certificate

10.1 (2) Form of Indemnification Agreement between the Company and its Supervisory and Managing Directors

10.2 (3)       The Company's Annual Incentive Compensation Plan

10.3 (4)       The Company's 1997 Long-Term Incentive Plan
               As amended September 1, 1998

10.4 (3)       The Company's Deferred Compensation Plan

10.5           The Company's Management Defined Contribution Plan
               As amended September 1, 1999 (7)

               (a) Agreement between the Company and Gerald M. Glenn dated
                   September 1, 1999 (7)

               (b) Agreement between the Company and Timothy J. Wiggins dated
                   September 1, 1999 (7)

               (c) Amended Agreement between the Company and Gerald M. Glenn dated February 21, 2002 (1)

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

10.17 (4)      The Company's Supervisory Board of Directors Stock Purchase Plan

10.18 (9)      The Chicago Bridge & Iron 1999 Long-Term Incentive Plan As
               amended December 15, 2000.

10.19 (5)      The Company's Incentive Compensation Program

10.20 (6)      The Company's Equity Forward Purchase Contract

10.21          Revolving Credit Facility Agreement dated September 30, 1999 (7)
               (a) Termination Notice dated November 28, 2000 (9)

10.22          Revolving Credit Facility Agreement dated December 1, 2000 (9)
               (a) Amendment No. 1 dated February 6, 2001 (8)
               (b) Amendment No. 2 dated March 26, 2001 (10)
               (c) Amendment No. 3 dated April 30, 2001 (10)

10.23 (9)      Change of Control Severance Agreements between the Company and certain Executive Officers

10.23(a)(11)   Waiver to Certain Sections of Change of Control Severance
               Agreements between the Company and Certain Executive Officers

10.24 (12)     Senior Executive Relocation Loan Agreements between the Company and Certain Executive Officers.
               (a) Agreement between the Company and Gerald M. Glenn dated
                   September 13, 2001
               (b) Agreement between the Company and Stephen P. Crain dated
                   September 13, 2001
               (c) Agreement between the Company and Robert B. Jordan dated
                   September 13, 2001
               (d) Agreement between the Company and Robert H. Wolfe dated
                   September 13, 2001

13 (1)         Portion of the 2001 Annual Report to Shareholders

21 (1)         List of Significant Subsidiaries

23 (1)         Consent and Report of the Independent Public Accountants

99 (1)         Letter to Securities and Exchange Commission regarding
               Arthur Andersen.

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

(6) Incorporated by reference from the Company's 1999 Form 10-Q dated August 13, 1999

(7) Incorporated by reference from the Company's 1999 Form 10-Q dated November 12, 1999

(8) Incorporated by reference from the Company's Form 8-K dated January 18, 2000

(9) Incorporated by reference from the Company's 2000 Form 10-K dated March 29, 2001

(10) Incorporated by reference from the Company's 2001 Form 10-Q dated May 15, 2001

(11) Incorporated by reference from the Company's 2001 Form 10-Q dated August 14, 2001

(12) Incorporated by reference from the Company's 2001 Form 10-Q dated November 14, 2001