Form 10-Q
period 2002-03-31
CHICAGO BRIDGE & IRON CO N V
filed 2002-05-14
CIK 1027884

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended March 31, 2002

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

                                    YES  [X]         NO  [ ]


The number of shares outstanding of a single class of common stock as of March 31, 2002 - 21,035,271

               CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                                TABLE OF CONTENTS




PART I.  FINANCIAL INFORMATION
                                                                            Page
         Consolidated Financial Statements
                  Statements of Income
                  Three Months Ended March 31, 2002 and 2001                   3

                  Balance Sheets
                  March 31, 2002 and December 31, 2001                         4

                  Statements of Cash Flows
                  Three Months Ended March 31, 2002 and 2001                   5

                  Notes to Consolidated Financial Statements              6 - 11

                  Management's Discussion and Analysis of
                  Results of Operations and Financial Condition          12 - 14


PART II. OTHER INFORMATION

         Item 1 - Legal Proceedings                                           15
         Item 4 - Submission of Matters to a Vote of
                     Security Holders                                      15-17
         Item 5 - Other Information                                           17
         Item 6 - Exhibits and Reports on Form 8-K                            18


SIGNATURES                                                                    19

                  CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                         (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                       THREE MONTHS
                                                      ENDED MARCH 31,
                                                    2002         2001

Revenues                                         $ 259,272    $ 235,368

Cost of revenues                                   224,182      207,073

                                                 ---------    ---------
     Gross profit                                   35,090       28,295

Selling and administrative expenses                 17,907       15,868
Intangibles amortization                               626        1,189
Other operating income, net                           (419)        (259)
Special charges (Note 3)                             1,159          772
                                                 ---------    ---------
     Income from operations                         15,817       10,725

Interest expense                                    (1,813)      (2,360)
Interest income                                        346          503
                                                 ---------    ---------
     Income before taxes and minority interest      14,350        8,868

Income tax expense                                  (4,018)      (2,533)

                                                 ---------    ---------
     Income before minority interest                10,332        6,335

Minority interest in (income) loss                     (74)        (930)
                                                 ---------    ---------
     Income from continuing operations              10,258        5,405

Discontinued operations (Note 4):
     Loss from discontinued operations,
       net of taxes                                     --       (1,939)

                                                 ---------    ---------
     Net income                                  $  10,258    $   3,466
                                                 =========    =========

Net income per share
Basic:
     Income from continuing operations           $    0.49    $    0.25
     Loss from discontinued operations                  --        (0.09)
                                                 ---------    ---------
     Net income                                  $    0.49    $    0.16
                                                 =========    =========

Diluted:
     Income from continuing operations           $    0.47    $    0.25
     Loss from discontinued operations                  --        (0.09)
                                                 ---------    ---------
     Net income                                  $    0.47    $    0.16
                                                 =========    =========

Weighted average shares outstanding
     Basic                                          21,015       21,028
     Diluted                                        21,773       21,559

Dividends on shares
     Amount                                      $   1,262    $   1,403
     Per share                                   $    0.06    $    0.06






The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

               CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                         MARCH 31,   DECEMBER 31,
                                             ASSETS                        2002         2001
Current assets
     Cash and cash equivalents                                          $  39,540    $  50,478
     Accounts receivable, net of allowance for doubtful
          accounts of $1,844 in 2002 and $1,256 in 2001                   137,875      144,625
     Contracts in progress with earned revenues
          exceeding related progress billings                              72,681       71,549
     Deferred income taxes                                                 17,744       20,526
     Assets held for sale                                                   1,958        1,958
     Other current assets                                                  16,199       17,917

                                                                        ---------    ---------
               Total current assets                                       285,997      307,053
                                                                        ---------    ---------

Property and equipment, net                                               101,234      105,998
Long-term receivable                                                       19,785       19,785
Deferred income taxes                                                      22,477       21,475
Goodwill and other intangibles, net                                       182,688      173,953
Other non-current assets                                                   21,857       20,001

                                                                        ---------    ---------
               Total assets                                             $ 634,038    $ 648,265
                                                                        =========    =========


                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Notes payable                                                      $     125    $     155
     Current maturity of long-term debt                                     5,700        5,700
     Accounts payable                                                      66,334       73,636
     Accrued liabilities                                                   58,616       69,320
     Contracts in progress with progress billings
          exceeding related earned revenues                                92,550       99,306
     Income taxes payable                                                   4,055        9,154

                                                                        ---------    ---------
               Total current liabilities                                  227,380      257,271
                                                                        ---------    ---------

Long-term debt                                                             75,000       75,000
Other non-current liabilities                                              76,758       69,343
Minority interest in subsidiaries                                          33,406       34,428

                                                                        ---------    ---------
               Total liabilities                                          412,544      436,042
                                                                        ---------    ---------


Shareholders' equity
     Common stock, Euro .01 par value;
          authorized: 35,000,000 in 2002 and 2001;
          issued: 22,282,586 in 2002 and 2001;
          outstanding: 21,035,271 in 2002 and 20,979,821 in 2001              210          210
     Additional paid-in capital                                           241,173      241,559
     Retained earnings                                                     32,098       23,102
     Stock held in Trust                                                  (13,289)     (14,301)
     Treasury stock, at cost: 1,247,315 in 2002 and 1,302,765 in 2001     (24,432)     (25,279)
     Accumulated other comprehensive income (loss) (Note 5)               (14,266)     (13,068)

                                                                        ---------    ---------
               Total shareholders' equity                                 221,494      212,223
                                                                        ---------    ---------

                                                                        ---------    ---------
               Total liabilities and shareholders' equity               $ 634,038    $ 648,265
                                                                        =========    =========







The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

               CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                  THREE MONTHS
                                                                                 ENDED MARCH 31,
                                                                                2002        2001
Cash flows from operating activities
      Net income                                                             $ 10,258    $  3,466
      Adjustments to reconcile net income to net cash provided by operating activities
          Special charges, net of deferred income taxes of $394 and $262          765         510
          Payments related to special charges                                  (2,589)     (8,323)
          Depreciation and amortization                                         4,862       5,911
          Gain on sale of property and equipment                                 (419)       (255)
          Loss on discontinued operations                                          -        1,939
      Change in operating assets and liabilities (see below)                  (18,395)     (3,686)
                                                                             --------    --------
          Net cash provided by/(used in) continuing operating activities       (5,518)       (438)
                                                                             --------    --------
          Net cash provided by/(used in) discontinued operating activities         --      (3,250)
                                                                             --------    --------
          Net cash provided by/(used in) operating activities                  (5,518)     (3,688)
                                                                             --------    --------

Cash flows from investing activities
      Cost of business acquisition, net of cash acquired                       (4,658)     (9,915)
      Capital expenditures                                                     (2,678)     (1,840)
      Proceeds from sale of property and equipment                              2,348         366
                                                                             --------    --------
          Net cash provided by/(used in) continuing investing activities       (4,988)    (11,389)
                                                                             --------    --------
          Net cash (used in) discontinued investing activities                     --        (671)
                                                                             --------    --------
          Net cash provided by/(used in) investing activities                  (4,988)    (12,060)
                                                                             --------    --------

Cash flows from financing activities
      Decrease in notes payable                                                   (30)        (31)
      Net borrowing under Revolving Credit Facility                                --       3,700
      Purchase of treasury stock                                                 (296)       (354)
      Issuance of treasury stock                                                1,156       1,013
      Issuance of common stock                                                     --      14,242
      Dividends paid                                                           (1,262)     (1,403)
                                                                             --------    --------
          Net cash (used in)/provided by continuing financing activities         (432)     17,167
                                                                             --------    --------
          Net cash provided by discontinued financing activities                   --         222
                                                                             --------    --------
          Net cash (used in)/provided by financing activities                    (432)     17,389
                                                                             --------    --------


(Decrease)increase in cash and cash equivalents                               (10,938)      1,641
Change in cash and cash equivalents from discontinued operations                   --          36
Cash and cash equivalents, beginning of the year                               50,478       7,451
                                                                             --------    --------
Cash and cash equivalents, end of the period                                 $ 39,540    $  9,128
                                                                             ========    ========


Change in operating assets and liabilities
      Decrease in receivables, net                                           $  8,184    $ 21,990
      Decrease/(increase) in contracts in progress, net                        (7,888)     (7,709)
      Decrease in accounts payable                                             (7,389)    (15,953)
                                                                             --------    --------
          (Increase)/decrease in contract capital                              (7,093)     (1,672)
      Decrease/(increase) in other current assets                               2,040         (63)
      Increase/(decrease) in income taxes payable                              (2,593)      2,766
      Increase/(decrease) in accrued and other non-current liabilities         (7,563)     (3,065)
      Increase in other                                                        (3,186)     (1,652)
                                                                             --------    --------
          Total                                                              ($18,395)   ($ 3,686)
                                                                             ========    ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

               CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

1.   SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited consolidated financial statements for Chicago Bridge & Iron Company N.V. and Subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2001 Annual Report on Form 10-K of the Company.

In the opinion of the Company, all adjustments necessary to present fairly the financial position of the Company and the results of its operations and cash flows for the period then ended have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Forward Contracts - Although the Company does not engage in currency speculation, it periodically uses forward contracts to hedge currency transactions. Gains or losses on forward contracts are included in income. These forward contracts hedged intercompany loans utilized to finance non-U.S. subsidiaries and matured within 5 days after quarter end. Also, the Company had $121 of outstanding foreign currency exchange contracts to sell Euros. These forward contracts hedge contract costs to be incurred in U.S. dollars with revenues to be earned in Euros and mature in May 2002. The counterparties to the Company's forward contracts are major financial institutions, which the Company continually evaluates as to their creditworthiness. The Company has never experienced, nor does it anticipate, nonperformance by any of its counterparties.

The following table summarizes the Company's foreign currency hedge forward contracts for intercompany loans at March 31, 2002:

                                                                                          Weighted Average
Currency Sold              Currency Purchased                 Contract Amount                Contract Rate
----------------------------------------------------------------------------------------------------------
Singapore Dollars          U.S. Dollars                                $5,058                         1.82
Euros                      U.S. Dollars                                 3,882                         1.15
British Pounds             U.S. Dollars                                 1,318                         0.70
Canadian Dollars           U.S. Dollars                                 1,187                         1.59
U.S. Dollars               Australian Dollars                             869                         1.94
----------------------------------------------------------------------------------------------------------


New Accounting Standards - In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" ("SFAS 141") and SFAS 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). These pronouncements change the accounting for business combinations, goodwill and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. SFAS 142 states goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. The amortization of existing goodwill and indefinite-lived intangible assets at June 30, 2001 has ceased at January 1, 2002. Goodwill on acquisitions completed subsequent to June 30, 2001, is not amortized, but instead will be reviewed annually for impairment. The Company adopted these new statements effective as of January 1, 2002.

The following table provides comparative first quarter results for the effects resulting from the Company's adoption of SFAS 142:

                                                                Three Months
                                                               Ended March 31,
                                                              2002        2001

Net income                                                $   10,258   $   3,466
Add back: Goodwill amortization, (net of taxes of $317)         --           643
                                                          ----------   ---------
Pro forma net income                                      $   10,258   $   4,109
                                                          ==========   =========

Net income per share
   Basic:
     Net income                                           $     0.49   $    0.16
     Goodwill amortization, net of taxes                          --        0.03
                                                          ----------   ---------
     Pro forma net income                                 $     0.49   $    0.19
                                                          ==========   =========

   Diluted:
     Net income                                           $     0.47   $    0.16
     Goodwill amortization, net of taxes                          --        0.03
                                                          ----------   ---------
     Pro forma net income                                 $     0.47   $    0.19
                                                          ==========   =========


2.  ACQUISITIONS

On February 5, 2002, the Company purchased the assets and assumed certain liabilities of TPA, Inc. for approximately $4.7 million. The acquired business, which now operates as TPA Howe-Baker, Ltd., is a full-service engineer/procure/construct company specializing in sulfur removal and recovery technologies for the refining, gas processing and chemical manufacturing industries.

The purchase price was allocated to the net assets acquired based upon their estimated fair market values at the date of acquisition. Pro forma financial information has not been presented as this acquisition is not significant.

The balances included in the Consolidated Balance Sheets related to acquisitions completed in the last year are based upon preliminary information and are subject to change when additional information concerning final asset and liability valuations is obtained. Material changes to the preliminary allocations are not anticipated by management.


3.  SPECIAL CHARGES

The following table sets forth the accrual balances and 2002 activity relating to special charges as of March 31, 2002.

                      Personnel Costs   Facilities   Integration     Total

December 31, 2001             $ 4,811      $ 1,284    $    --      $ 6,095
Special charges                   872          184        103        1,159
Cash payments                  (1,942)        (544)      (103)      (2,589)
Non-cash activities                --          360         --          360
                              -------      -------    -------      -------
March 31, 2002                $ 3,741      $ 1,284    $    --      $ 5,025
                              =======      =======    =======      =======

Personnel costs include the voluntary resignation offer (from the fourth quarter of 2000), and severance and personal moving expenses associated with the closure, downsizing or relocation of offices. The 2002 charges and payments relate primarily to moving-related and severance expenses associated with the relocation of the Company's administrative office to The Woodlands, Texas.

The facilities category includes charges related to the sale, closure, downsizing or relocation of facilities. As previously disclosed, in the fourth quarter of 2001, the Company recorded a non-cash charge of $1,600 for the anticipated sale of its XL Technology Systems, Inc. subsidiary ("XL") to management employees. The sale of XL, which was completed in the first quarter of 2002, resulted in a $360 reversal of the original charge.

The integration category relates to initiatives associated with the integration of the Company's recent acquisitions. Although the integration of the Company's acquisitions is largely complete, the Company anticipates these costs will continue during the remainder of 2002.

The Company expects to incur approximately $2,000 in additional special charges during the remainder of 2002, consisting mainly of moving-related and severance expenses associated with the aforementioned administrative office relocation.

4.  DISCONTINUED OPERATIONS

During the second quarter of 2001, the Company decided to exit its high purity piping business, UltraPure Systems ("UPS") due primarily to continuing weak market conditions in the microelectronics industry. The losses from discontinued operations were $1,939 (net of tax benefit of $273) for the three months ended March 31, 2001. Revenues for these operations were $8,108 for the three months ended March 31, 2001.

The remaining net assets and liabilities of the discontinued operations were included in accrued liabilities at March 31, 2002 and December 31, 2001.

5.  COMPREHENSIVE INCOME

Comprehensive income for the three months ended March 31, 2002 and 2001 is as follows:

                                                                Three Months
                                                              Ended March 31,
                                                            2002          2001

Net income                                                $10,258       $ 3,466
Other comprehensive income (loss), net of tax:
   Cumulative translation adjustment                       (1,224)         (752)
   Cash flow hedge of anticipated debt issuance                26            --
                                                          -------       -------
Comprehensive income                                      $ 9,060       $ 2,714
                                                          =======       =======

The components of accumulated other comprehensive income (loss) are as follows:

                                    Currency        Unrealized                 Minimum         Accumulated Other
                                 Translation       Loss on Debt      Pension Liability             Comprehensive
                                  Adjustment        Securities              Adjustment              Income (Loss)
                                 -------------------------------------------------------------------------------
Balance at
 December 31, 2001                 $(12,475)            $(473)                  $(120)                 $(13,068)

Change in 2002
 (net of tax of $659
 and $14)                            (1,224)               26                      --                    (1,198)
                                 -------------------------------------------------------------------------------
Balance at March 31, 2002          $(13,699)            $(447)                  $(120)                 $(14,266)
                                 ===============================================================================


6.   PER SHARE COMPUTATIONS
          (shares in thousands)                             Three Months
                                                           Ended March 31,
                                                           2002      2001

Income from continuing operations                       $ 10,258   $  5,405
Loss from discontinued operations                             --     (1,939)
                                                        --------   --------
Net income                                              $ 10,258   $  3,466
                                                        ========   ========


Weighted average shares outstanding - Basic               21,015     21,028
    Effect of stock options                                  726        431
    Effect of restricted stock units                           9          9
    Effect of directors deferred fee shares                   23         19
    Effect of warrants                                        --         72
                                                        --------   --------
Weighted average shares outstanding - Diluted             21,773     21,559
                                                        ========   ========


Net income per share

Basic:
Income from continuing operations                       $   0.49   $   0.25
Loss from discontinued operations                             --      (0.09)
                                                        --------   --------
Net income                                              $   0.49   $   0.16
                                                        ========   ========

Diluted:
Income from continuing operations                       $   0.47   $   0.25
Loss from discontinued operations                             --      (0.09)
                                                        --------   --------
Net income                                              $   0.47   $   0.16
                                                        ========   ========

7.  SEGMENT INFORMATION

                                       Three Months
                                      Ended March 31,
                                    2002         2001
New Business Taken
North America                    $ 205,736    $ 206,917
Europe, Africa & Middle East       159,001       16,786
Asia Pacific                        43,313        5,026
Central & South America             16,191       80,000
                                 ---------    ---------
     Total                       $ 424,241    $ 308,729
                                 =========    =========


Revenues
North America                    $ 195,299    $ 148,033
Europe, Africa & Middle East        23,320       35,233
Asia Pacific                        11,000        8,097
Central & South America             29,653       44,005
                                 ---------    ---------
     Total                       $ 259,272    $ 235,368
                                 =========    =========


Income (Loss) From Operations
     Excluding Special Charges
North America                    $  10,518    $   7,943
Europe, Africa & Middle East           348           75
Asia Pacific                          (461)        (179)
Central & South America              6,571        3,658
                                 ---------    ---------
     Total                       $  16,976    $  11,497
                                 =========    =========

Income (Loss) From Operations
North America                    $   9,776    $   7,784
Europe, Africa & Middle East           112         (293)
Asia Pacific                          (510)        (214)
Central & South America              6,439        3,448
                                 ---------    ---------
      Total                      $  15,817    $  10,725
                                 =========    =========


8.   SUBSEQUENT EVENT

On April 25, 2002 the Company filed a registration statement with the Securities and Exchange Commission for the sale of 2,990,000 shares of its common stock (the "Offering"). The Offering includes 2,000,000 shares to be sold by WEDGE Engineering B.V., from which the Company will not receive any proceeds, and 600,000 shares for sale by the Company. The underwriter will have an option to buy up to 390,000 additional shares to cover over-allotments. The Company intends to use the proceeds from the Offering for general corporate purposes.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes.

RESULTS OF OPERATIONS

The 2001 results included the PDM Divisions as of February 1, 2001.

For the three months ended March 31, 2002, new business taken increased 37% to $424 million compared with $309 million in 2001. The most significant new contract in the quarter was the previously announced award of a gas/oil separation plant project in Saudi Arabia valued at $105 million. Backlog at March 31, 2002 was $997 million compared with $841 million at the end of the first quarter 2001 and $835 million at year-end 2001.

First quarter 2002 revenues increased 10% to $259.3 million from $235.4 million in 2001. Revenues increased in the North American region due to a higher volume of work currently being put in place by nearly all U.S. operating subsidiaries. Also contributing to the higher revenues was the impact of the PDM Divisions being included for the full quarter of 2002 compared with two months in the prior year quarter. The Company's revenues fluctuate based on the changing project mix and are dependent on the level and timing of customer releases of new business, and on other matters such as project schedules.

Gross profit for the three months ended March 31, 2002 was $35.1 million or 13.5% of revenues compared with $28.3 million or 12.0% of revenues in 2001. The improvement in gross margin was due primarily to cost savings achieved from integrating acquired companies, the inclusion of higher margin work from acquired companies and continued strong project execution.

Selling and administrative expenses were $17.9 million, or 6.9% of revenues, in the first quarter of 2002 compared with $15.9 million, or 6.7% of revenues, in the 2001 period. The absolute dollar increase relates to the impact of acquired operations and higher incentive compensation program costs.

During the first quarter of 2002, the Company incurred special charges of $1.2 million primarily related to the relocation of the Company's administrative office to The Woodlands, Texas, including moving-related costs and severance expenses. The Company expects to incur approximately $2 million in additional charges through year end, primarily related to the relocation of the administrative office.

Excluding special charges, income from operations for the first quarter of 2002 increased 48% to $17.0 million compared with $11.5 million in the prior-year quarter. The higher volume of work in North America favorably impacted operating income, while the Central & South America region benefited from strong project execution on the work put in place. Continued low revenues in the Europe, Africa, Middle East region were offset by focused cost control and strong project execution, enabling the region to post modest operating income. While the Asia Pacific region posted a small volume related loss in the first quarter, new business taken and prospects for the balance of 2002 have improved. The Company's adoption of SFAS 142, as fully described in Note 1 to the Consolidated Financial Statements, benefited first quarter income from operations by approximately $0.9 million.

Net income from continuing operations excluding special charges for the three months ended March 31, 2002 was $11.0 million or $0.51 per diluted share compared with $5.9 million or $0.27 per diluted share for the first quarter of 2001.

Inclusive of discontinued operations and special charges, net income for the first quarter of 2002 was $10.3 million or $0.47 per diluted share, compared with net income of $3.5 million or $0.16 per diluted share for the first quarter of 2001.

FINANCIAL CONDITION

For the three months ended March 31, 2002, the Company utilized $5.5 million of cash for operating activities. Cash flow used for operating activities included an increase in contract capital of $7.1 million and decrease in accrued and other non-current liabilities of $7.6 million. The changes in contract capital vary from year to year and are affected by the mix, stage of completion and commercial terms of contracts. The decrease in liabilities relates primarily to the funding of certain incentive compensation and employee benefit programs.

Capital expenditures during the quarter were $2.7 million compared with $1.8 million in the prior year period. For the three months ended March 31, 2002 the Company reported proceeds of $2.3 million related to the sale of property and equipment. The Company utilized $4.7 million for business acquisitions in the first quarter of 2002, attributable to the purchase of TPA, Inc. (see Note 2 to the Consolidated Financial Statements).

At March 31, 2002 and December 31, 2001 the Company's long-term debt stood at $75.0 million. Net debt (total debt less cash and cash equivalents) was $41.3 million at March 31, 2002, up from $30.4 million at year-end 2001. The Company currently has a maximum aggregate commitment of $175 million for letters of credit and debt borrowing under its revolving credit facilities.

On October 25, 2001, the U.S. Federal Trade Commission ("FTC") announced its decision to file an administrative complaint (the "Complaint") challenging the Company's February 2001 acquisition of certain assets of the Engineered Construction Division of PDM. The Complaint alleges that the acquisition violated Federal antitrust laws by substantially lessening competition in certain field erected specialty industrial storage tank product lines in the United States: LNG tanks, LPG tanks, LIN/LOX/LAR tanks, and thermal vacuum chambers. The FTC is seeking various remedies, including an order that would require us to divest sufficient assets and personnel to re-establish two distinct and separate viable competing businesses engaged in the design, engineering, fabrication, construction and sale of the relevant product lines.

The Company believes the complaint is without merit and on February 4, 2002 filed a formal answer denying the substantive allegations of the Complaint. The Company expects the impact of the FTC proceeding on its earnings will be minimal in 2002. However, the Company is unable to assess the ultimate outcome of the litigation or potential effect of any divestiture order or other remedy on our business, financial condition and results of operations.

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

NEW ACCOUNTING STANDARD

As indicated in the Notes to the Consolidated Financial Statements, in June 2001, the Financial Accounting Standards Board issued SFAS 141 and SFAS 142. These pronouncements change the accounting for business combinations, goodwill and intangible assets. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. SFAS 142 states goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment at least annually. The amortization of existing goodwill and indefinite-lived intangible assets at June 30, 2001 has ceased at January 1, 2002. Goodwill on acquisitions completed subsequent to June 30, 2001, is not amortized, but instead will be reviewed annually for impairment. The Company adopted these new statements effective as of January 1, 2002. See Note 1 to the Consolidated Financial Statements for a more detailed discussion on the impact of adopting these standards.

FORWARD LOOKING STATEMENTS

Any statements contained herein that are not based on historical fact are forward-looking statements and represent management's best judgment as to what may occur in the future. The actual outcome and results are not guaranteed, are subject to risks, uncertainties and assumptions and may differ materially from what is expressed. A variety of factors could cause business conditions and results to differ materially from what is contained in the forward-looking statements including, but not limited to, the Company's ability to realize cost savings from its expected execution performance of contracts; the uncertain timing and the funding of new contract awards, and project cancellations and operations risks; cost overruns on fixed priced contracts; increased competition; fluctuating revenues resulting from a number of factors, including the cyclic nature of the individual markets in which the Company's customers operate; lower than expected activity in the hydrocarbon industry, demand from which is the largest component of the Company's revenue, or lower than expected growth in the Company's other primary end markets; the Company's ability to integrate and successfully operate acquired businesses and the risks associated with those businesses; and the ultimate outcome or effect of the FTC proceeding on the Company's business, financial condition and results of operations. Additional factors which could cause actual results to differ from such forward-looking statements are set forth in the Company's Form S-3 Registration Statement filed with the SEC on April 25, 2002. The Company does not undertake to update any forward-looking statements contained herein, whether as a result of new information, future events or otherwise.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material developments in the legal proceedings as described in Note 11 of the Notes to Consolidated Financial Statements submitted with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.


Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The annual Meeting of Shareholders of Chicago Bridge & Iron Company N.V. was held on May 10, 2002. The following matters were voted upon and adopted at the meeting:

                   (i) Reappointment of J. Charles Jennett, Gary L. Neale, William H. White, and Marsha C. Williams as members of the Supervisory Board to serve until the Annual General Meeting of Shareholders in 2005, and to appoint Anthony
                        P. Banham as a member of the Supervisory Board to serve until the Annual General Meeting of 2004, and until their successors have been duly appointed.


                        First                   First Nominee              Second Nominee
                        Position            J.Charles Jennett            Timothy J.P. Moran         Abstain
                                            -----------------            ------------------         -------

                        For                       11,180,140                    1,347                  0

                        Second                  First Nominee              Second Nominee
                        Position                Gary L. Neale            Samuel C. Leventry         Abstain
                                                -------------            ------------------         -------

                        For                       11,179,815                    1,672                  0

                        Third                   First Nominee              Second Nominee
                        Position               William H. White           James M. Tidwell          Abstain
                                               ----------------           ----------------          -------

                        For                       11,180,595                      892                  0

                        Fourth                  First Nominee              Second Nominee
                        Position             Marsha C. Williams          David P. Bordages          Abstain
                                             ------------------          -----------------          -------

                        For                       11,181,011                      476                  0

                        Fifth                   First Nominee              Second Nominee
                        Position               Anthony P. Banham          Thomas R. Denison         Abstain
                                               -----------------          -----------------         -------

                        For                       11,179,982                      505                  0

                   (ii) The authorization to prepare the annual accounts and the annual report in the English language and to adopt the Dutch Statutory Annual Accounts of the Company for the fiscal year ended December 31, 2001.
                        For             17,251,628
                        Against                210
                        Abstain              8,500

                   (iii)The discharge of members of the Management Board and
                        the Supervisory Board from liability in respect of the exercise of their duties during the fiscal year ended December 31, 2001.
                        For             15,482,411
                        Against          1,012,999
                        Abstain            764,928

                   (iv) The approval of the distribution from profits for the year ended December 31, 2001 in the amount of US$0.24 per share previously paid as interim dividends.
                        For             17,250,416
                        Against              1,422
                        Abstain              8,500

                   (v) The approval to extend the authority of the Management Board to repurchase up to 30% of the issued share capital of the Company until November 10, 2003.
                        For             16,114,187
                        Against          1,136,643
                        Abstain              9,508

                   (vi) The approval to cancel shares to be acquired by the
                        Company in its own share capital.
                        For             17,248,785
                        Against                830
                        Abstain             10,720

                   (vii)The amendment of the Articles of Association to reflect changes in Dutch law and the Company's delisting from the Euronext Amsterdam N.V. and to increase the number of authorized shares.
                        For             15,355,808
                        Against          1,136,862
                        Abstain            767,668

                  (viii) The approval to extend the authority of the
                         Supervisory Board to issue and/or grant rights (including options to subscribe) on shares of the Company until May 10, 2007.
                         For       15,498,641
                         Against      995,189
                         Abstain      766,508

                   (ix) The approval to extend the authority of the Supervisory Board to limit or exclude the preemptive rights of the shareholders of the Company until May 10, 2007.
                         For       16,049,997
                         Against    1,187,504
                         Abstain       22,837

                   (x) To leave to the Supervisory Board the authority to appoint the Company's independent public accountants.
                         For       17,208,331
                         Against       31,958
                         Abstain       20,049

Item 5. Other Information

During 2000 and 2001, and through May 10, 2002, there were no disagreements with Arthur Andersen, CB&I's independent public accountants, on accounting principles or practices, financial statement disclosures, or auditing scope or procedures.

On May 10, 2002, the Company's shareholders voted for leaving it to the Company's Supervisory Board to appoint CB&I's independent public accountants. On May 10, 2002, CB&I's Supervisory Board approved the decision to engage Deloitte & Touche, as its new principal independent public accountants for 2002. Accordingly, on May 10, 2002, CB&I's management informed Arthur Andersen that the firm would no longer be engaged as its principal independent accountants. The change in auditors became effective on May 10, 2002 following the completion by Arthur Andersen of its review report on the financial statements of CB&I for the quarter ended March 31, 2002. The reports of Arthur Andersen on the consolidated financial statements of the Company for the years ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. Further, during 2000 and 2001, and through May 10, 2002, there have been no reportable events as defined in Commission Regulation S-K Item 304
(a)(1)(v).

CB&I has requested that Arthur Andersen furnish it with a letter addressed to the Commission stating whether or not it agrees with the above statements. Arthur Andersen's letter dated May 14, 2002, is filed as Exhibit 16 to this Form 10-Q.

During 2000 and 2001, and through May 10, 2002, CB&I did not consult with Deloitte & Touche regarding any of the matters or events as defined in Commission Regulation S-K Item 304(a)(2)(i) and (ii).

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
                  10.15 Employment Agreement Letter between the Company and David P. Bordages

                  16 Letter from Arthur Andersen re change in certifying accountant


         (b)      Reports on Form 8-K
                  The Company did not file a current report on Form 8-K during the three months ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         Chicago Bridge & Iron Company N.V.



                                         /s/ Richard E. Goodrich
                                         ---------------------------------------

                                         By:  Chicago Bridge & Iron Company B.V.
                                         Its:  Managing Director
                                         Richard E. Goodrich
                                         Managing Director
                                         (Principal Financial Officer)





Date: May 14, 2002