Form 10-K/A
period 2001-12-31
CHICAGO BRIDGE & IRON CO N V
filed 2002-06-03
CIK 1027884

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A

  (X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                   For the fiscal year ended December 31, 2001
                                       or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                   For the transition period from ____ to ____

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

                                   FORM 10-K/A
                       CHICAGO BRIDGE & IRON COMPANY N.V.
                      For the Year Ended December 31, 2001


                                EXPLANATORY NOTE


This Form 10-K/A amends the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 and is being filed to reflect amendments to Item 11 and 14.

               CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES


                                    PART III



ITEM 11. EXECUTIVE COMPENSATION

Information appearing under "Executive Compensation" in the Company's 2001 Proxy Statement is incorporated herein by reference.

The Summary Compensation Table on page 11 of the Company's 2001 Proxy Statement is amended with respect to Richard E. Goodrich to reflect that he was granted options to purchase 946 shares in 2001, 33,596 shares in 2000 and 3,200 shares in 1999.

In addition, footnote (3) to such table, on page 12 of the Company's 2001 Proxy Statement, is amended with respect to Robert B. Jordan to reflect that he held an aggregate of 11,787 restricted shares with a value of $314,713 at the end of the last completed fiscal year, based on the NYSE composite closing price of $26.70/share on December 31, 2001.

The Option/SAR Grants in Last Fiscal Year table on page 13 of the Company's 2001 Proxy Statement is amended by adding the following line and footnote:


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR


                                       Individual Grants                                         Grant Value Date
-----------------------------------------------------------------------------------------------------------------
           (a)                         (b)                  (c)            (d)          (e)            (f)

                                Number of
                                Securities
                                Underlying        % of Total Options/
                                Options/SARs      SARs Granted to       Exercise or                  Grant Date
                                Granted           Employees in          Base Price      Expiration   Present
Name                            (# Shares)        Fiscal Year           ($/Share)       Date         Value ($)
-----------------------------------------------------------------------------------------------------------------
Richard E. Goodrich (3)            600               0.5                  34.10         6/01/11       8,982
-----------------------------------------------------------------------------------------------------------------


(3) All options were granted at market value. Each option will terminate and cease to be exercisable if the Participant's employment with the Company terminates for any reason other than death, retirement, disability or dismissal for the convenience of the Company (other than involuntary termination of employment for willful misconduct or gross negligence). The options vest on June 1, 2008, but may vest on June 1, 2004 if the holder has held continuously until such date certain shares of stock awarded as restricted shares. The estimated grant date present value reflected in the previous table is determined using the Black-Scholes model. The material assumptions and adjustments incorporated in the Black-Scholes model in estimating the value of the options reflected in the previous table include the following:


         Exercise price on the options of $34.10 equal to the fair market value of the underlying stock on the date of grant.

         An option term of ten years.

         Interest rate of 5.28 percent that represents the interest rate on a U.S. Treasury security on the date of grant with a maturity date corresponding to that of the option term.



         Volatility of 45.58 percent calculated using daily stock prices for the three-year period prior to the grant date.

         Dividends at the rate of $0.24 per share representing the annualized dividends paid with respect to a share at the dates of each option grant.

         Reductions of approximately 11.53 percent for the grant to reflect the probability of forfeiture due to termination prior to vesting, and approximately 14.05 percent for the grant to reflect the probability of a shortened option term due to termination of employment prior to the option expiration date.

The following table is added to the Company's 2001 Proxy Statement on page 14 before the caption "Pension And Other Retirement Benefits":

LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

          In 2001, under the Incentive Plans, restricted stock was awarded.


(a)                        (b)                       (c)

                                                     Performance
                           Number of                 or Other
                           Shares, Units             Period Until
                           Or Other                  Maturation
Name                       Rights (#)                or Payout
--------------------------------------------------------------------------------
Gerald M. Glenn             7,393                    (1)

Stephen P. Crain            2,330                    (1)

Robert B. Jordan            3,270                    (1)

Richard E. Goodrich             0

Robert H. Wolfe             1,470                    (1)

(1) The restricted stock vests in three equal installments starting in February, 2002.

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

We filed a report on Form 8-K on November 1, 2001. Under Item 5 (Other Events), we reported that on October 25, 2001, the U.S. Federal Trade Commission announced its decision to file an administrative complaint challenging our February 2001 acquisition of certain assets of the Engineered Construction Division of PDM. We also issued a press release dated November 1, 2001 announcing our results of operations for the third quarter ended September 30, 2001. Exhibits required were included under Item 7.

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




Date: May 31, 2002

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

10.2 (3)          The Company's Annual Incentive Compensation Plan

10.3 (4)          The Company's 1997 Long-Term Incentive Plan As amended
                  September 1, 1998

10.4 (3)          The Company's Deferred Compensation Plan

10.5 The Company's Management Defined Contribution Plan As amended September 1, 1999 (7)

                  (a) Agreement between the Company and Gerald M. Glenn dated September 1, 1999 (7)
                  (b) Agreement between the Company and Timothy J. Wiggins dated September 1, 1999 (7)
                  (c) Amended Agreement between the Company and Gerald M. Glenn dated February 21, 2002 (13)

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

10.18 (9)         The Chicago Bridge & Iron 1999 Long-Term Incentive Plan As
                  amended December 15, 2000.

10.19 (5)         The Company's Incentive Compensation Program

10.20 (6)         The Company's Equity Forward Purchase Contract

10.21             Revolving Credit Facility Agreement dated September 30, 1999
                  (7)
                  (a)      Termination Notice dated November 28, 2000 (9)

10.22             Revolving Credit Facility Agreement dated December 1, 2000
                  (a)      Amendment No. 1 dated February 6, 2001 (8)
                  (b)      Amendment No. 2 dated March 26, 2001 (10)
                  (c)      Amendment No. 3 dated April 30, 2001 (10)

10.23 (9)         Change of Control Severance Agreements between the Company and certain Executive Officers

10.23a (11)       Waiver to Certain Sections of Change of Control Severance
                  Agreements between the Company and Certain Executive Officers

10.24 (12)        Senior Executive Relocation Loan Agreement between the Company and Certain Executive Officers.
                  (a)      Agreement between the Company and Gerald M. Glenn
                           dated September 13, 2001
                  (b)      Agreement between the Company and Stephen P. Crain
                           dated September 13, 2001
                  (c)      Agreement between the Company and Robert B. Jordan
                           dated September 13, 2001
                  (d)      Agreement between the Company and Robert H. Wolfe
                           dated September 13, 2001


13 (13)           Portion of the 2001 Annual Report to Shareholders

21 (13)           List of Significant Subsidiaries

23  (1)           Consent and Report of the Independent
                               Public Accountants

99 (13)           Letter to Securities and Exchange Commission regarding
                  Arthur Andersen

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

(5)      Incorporated by reference from the Company's 1999 Form 10-Q dated May
         14, 1999

(6) Incorporated by reference from the Company's 1999 Form 10-Q dated August 13, 1999

(7) Incorporated by reference from the Company's 1999 Form 10-Q dated November 12, 1999

(8)      Incorporated by reference from the Company's Form 8-K dated January 18,
         2000

(9) Incorporated by reference from the Company's 2001 Form 10-K dated March 29, 2001

(10)     Incorporated by reference from the Company's Form 10-Q dated May 15,
         2001

(11)     Incorporated by reference from the Company's Form 10-Q dated August 14,
         2001

(12) Incorporated by reference from the Company's Form 10-Q dated November 14, 2001

(13) Incorporated by reference from the Company's 2002 Form 10-K dated April 1, 2002