Form 10-Q
period 2002-06-30
CHICAGO BRIDGE & IRON CO N V
filed 2002-08-14
CIK 1027884

                                    FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended June 30, 2002

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


The number of shares outstanding of a single class of common stock as of July 31, 2002 - 22,122,592

               CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION
                                                                         Page
         Consolidated Financial Statements
              Statements of Income
              Three and Six Months Ended June 30, 2002 and 2001             3

              Balance Sheets
              June 30, 2002 and December 31, 2001                           4

              Statements of Cash Flows
              Six Months Ended June 30, 2002 and 2001                       5

              Notes to Consolidated Financial Statements               6 - 12

              Management's Discussion and Analysis of
              Results of Operations and Financial Condition           13 - 17


PART II. OTHER INFORMATION

         Item 1 - Legal Proceedings                                        18
         Item 6 - Exhibits and Reports on Form 8-K                         18


SIGNATURES                                                                 19

               CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                            THREE MONTHS                   SIX MONTHS
                                                           ENDED JUNE 30,                ENDED JUNE 30,
                                                        2002           2001           2002           2001
Revenues                                             $ 284,686      $ 263,857      $ 543,958      $ 499,225

Cost of revenues                                       246,548        231,200        470,730        438,273
                                                     ---------      ---------      ---------      ---------
    Gross profit                                        38,138         32,657         73,228         60,952

Selling and administrative expenses                     16,915         16,663         34,822         32,531
Intangibles amortization                                   588          1,321          1,214          2,510
Other operating income, net                               (104)            (7)          (523)          (266)
Special charges (Note 3)                                 1,115          1,480          2,274          2,252

                                                     ---------      ---------      ---------      ---------
    Income from operations                              19,624         13,200         35,441         23,925

Interest expense                                        (1,829)        (2,133)        (3,642)        (4,493)
Interest income                                            338            448            684            951

                                                     ---------      ---------      ---------      ---------
    Income before taxes and minority interest           18,133         11,515         32,483         20,383

Income tax expense                                      (5,077)        (3,499)        (9,095)        (6,032)

                                                     ---------      ---------      ---------      ---------
    Income before minority interest                     13,056          8,016         23,388         14,351

Minority interest in income                               (662)          (810)          (736)        (1,740)

                                                     ---------      ---------      ---------      ---------
    Income from continuing operations                   12,394          7,206         22,652         12,611

Discontinued operations (Note 4):
    Loss from discontinued operations,
      net of taxes                                           -           (382)             -         (2,321)
    Loss on disposal of discontinued operations,
      net of taxes                                           -         (9,898)             -         (9,898)

                                                     ---------      ---------      ---------      ---------
    Net income (loss)                                $  12,394      ($  3,074)     $  22,652      $     392
                                                     =========      =========      =========      =========

Net income (loss) per share
Basic:
    Income from continuing operations                $    0.59      $    0.31      $    1.08      $    0.57
    Loss from discontinued operations                        -          (0.44)             -          (0.55)
                                                     ---------      ---------      ---------      ---------
    Net income (loss)                                $    0.59      ($   0.13)     $    1.08      $    0.02
                                                     =========      =========      =========      =========

Diluted:
    Income from continuing operations                $    0.56      $    0.30      $    1.04      $    0.55
    Loss from discontinued operations                        -          (0.43)             -          (0.53)
                                                     ---------      ---------      ---------      ---------
    Net income (loss)                                $    0.56      ($   0.13)     $    1.04      $    0.02
                                                     =========      =========      =========      =========

Weighted average shares outstanding
    Basic                                               21,101         23,068         21,058         22,054
    Diluted                                             21,977         24,039         21,878         22,805

Dividends on shares
    Amount                                           $   1,267      $   1,285      $   2,529      $   2,688
    Per share                                        $    0.06      $    0.06      $    0.12      $    0.12


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

               CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           JUNE 30,     DECEMBER 31,
                         ASSETS                                              2002           2001
                                                                         (unaudited)
Current assets
     Cash and cash equivalents                                            $  35,360      $  50,478
     Accounts receivable, net of allowance for doubtful
          accounts of $1,806 in 2002 and $1,256 in 2001                     153,175        144,625
     Contracts in progress with earned revenues
          exceeding related progress billings                                85,713         71,549
     Deferred income taxes                                                   15,294         20,526
     Assets held for sale                                                     1,958          1,958
     Other current assets                                                    16,185         17,917
                                                                          ---------      ---------
              Total current assets                                          307,685        307,053
                                                                          ---------      ---------

Property and equipment, net                                                 107,221        105,998
Long-term receivable                                                         19,785         19,785
Deferred income taxes                                                        22,421         21,475
Goodwill and other intangibles, net                                         183,178        173,953
Other non-current assets                                                     23,026         20,001

                                                                          ---------      ---------
              Total assets                                                $ 663,316      $ 648,265
                                                                          =========      =========


         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Notes payable                                                        $     480      $     155
     Current maturity of long-term debt                                           -          5,700
     Accounts payable                                                        64,660         73,636
     Accrued liabilities                                                     67,015         69,320
     Contracts in progress with progress billings
          exceeding related earned revenues                                 112,581         99,306
     Income taxes payable                                                     4,030          9,154

                                                                          ---------      ---------
              Total current liabilities                                     248,766        257,271
                                                                          ---------      ---------

Long-term debt                                                               75,000         75,000
Other non-current liabilities                                                73,330         69,343
Minority interest in subsidiaries                                            33,118         34,428

                                                                          ---------      ---------
              Total liabilities                                             430,214        436,042
                                                                          ---------      ---------


Shareholders' equity
     Common stock, Euro .01 par value;
          authorized: 35,000,000 in 2002 and 2001;
          issued: 22,282,586 in 2002 and 2001;
          outstanding: 21,108,905 in 2002 and 20,979,821 in 2001                210            210
     Additional paid-in capital                                             239,942        241,559
     Retained earnings                                                       43,225         23,102
     Stock held in Trust                                                    (13,763)       (14,301)
     Treasury stock, at cost: 1,173,681 in 2002 and 1,302,765 in 2001       (22,552)       (25,279)
     Accumulated other comprehensive loss (Note 5)                          (13,960)       (13,068)

                                                                          ---------      ---------
              Total shareholders' equity                                    233,102        212,223
                                                                          ---------      ---------

                                                                          ---------      ---------
              Total liabilities and shareholders' equity                  $ 663,316      $ 648,265
                                                                          =========      =========




The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

               CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                    SIX MONTHS
                                                                                  ENDED JUNE 30,
                                                                               2002          2001
Cash flows from operating activities
      Net income                                                             $ 22,652      $    392
      Adjustments to reconcile net income to net cash provided by operating activities
          Special charges, net of deferred income taxes of $773 and $766        1,501         1,486
          Payments related to special charges                                  (3,578)      (10,489)
          Depreciation and amortization                                         9,893        12,078
          Gain on sale of property and equipment                                 (523)         (266)
          Loss on discontinued operations                                           -        12,219
      Change in operating assets and liabilities (see below)                  (24,039)       20,896
                                                                             --------      --------
          Net cash provided by continuing operating activities                  5,906        36,316
                                                                             --------      --------
          Net cash provided by discontinued operating activities                    -           296
                                                                             --------      --------
          Net cash provided by operating activities                             5,906        36,612
                                                                             --------      --------

Cash flows from investing activities
      Cost of business acquisition, net of cash acquired                       (4,658)       (5,030)
      Capital expenditures                                                    (12,618)       (3,837)
      Proceeds from sale of assets held for sale                                    -        13,992
      Proceeds from sale of property and equipment                              2,931         1,551
                                                                             --------      --------
          Net cash (used in)/provided by continuing investing activities      (14,345)        6,676
                                                                             --------      --------
          Net cash used in discontinued investing activities                        -          (716)
                                                                             --------      --------
          Net cash (used in)/provided by investing activities                 (14,345)        5,960
                                                                             --------      --------

Cash flows from financing activities
      Decrease in notes payable and current maturity of long-term debt         (5,375)         (251)
      Net repayment under Revolving Credit Facility                                 -          (100)
      Purchase of treasury stock                                                 (323)      (35,401)
      Issuance of treasury stock                                                2,095         1,672
      Issuance of common stock                                                      -        13,963
      Dividends paid                                                           (2,529)       (2,688)
      Other                                                                      (547)            -
                                                                             --------      --------
          Net cash used in financing activities                                (6,679)      (22,805)
                                                                             --------      --------


(Decrease)/increase in cash and cash equivalents                              (15,118)       19,767
Cash and cash equivalents, beginning of the year                               50,478         7,451
                                                                             --------      --------
Cash and cash equivalents, end of the period                                 $ 35,360      $ 27,218
                                                                             ========      ========


Change in operating assets and liabilities
      (Increase)/decrease in receivables, net                                 ($7,116)     $  2,488
      (Increase)/decrease in contracts in progress, net                          (889)       43,084
      Decrease in accounts payable                                             (9,063)      (24,181)
                                                                             --------      --------
          Change in contract capital                                          (17,068)       21,391
      Decrease/(increase) in other current assets                               2,054          (844)
      Increase in income taxes payable                                            267         1,566
      (Decrease)/increase in accrued and other non-current liabilities         (4,698)          519
      Increase in other                                                        (4,594)       (1,736)
                                                                             --------      --------
          Total                                                              ($24,039)     $ 20,896
                                                                             ========      ========


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

               CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (Unaudited)

1.   SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited consolidated financial statements for Chicago Bridge & Iron Company N.V. and Subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2001 Annual Report on Form 10-K/A of the Company.

In the opinion of the Company, all adjustments necessary to present fairly the financial position of the Company and the results of its operations and cash flows for the period then ended have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Forward Contracts - Although the Company does not engage in currency speculation, it periodically uses forward contracts to hedge currency transactions. Gains or losses on forward contracts are included in income. These forward contracts hedged intercompany loans utilized to finance non-U.S. subsidiaries and matured within five days after quarter end. Also, the Company had $341 and $525 of outstanding foreign currency exchange contracts to sell Euros and South African Rand, respectively. These forward contracts hedge foreign denominated revenues and costs and mature within the next seven months. The counterparties to the Company's forward contracts are major financial institutions, which the Company continually evaluates as to their creditworthiness. The Company has never experienced, nor does it anticipate, nonperformance by any of its counterparties.

The following table summarizes the Company's foreign currency hedge forward contracts for intercompany loans at June 30, 2002:

                                                               Weighted Average
Currency Sold         Currency Purchased    Contract Amount       Contract Rate
-------------------------------------------------------------------------------
Singapore Dollars     U.S. Dollars                   $5,153                1.79
Euros                 U.S. Dollars                    4,256                1.05
British Pounds        U.S. Dollars                    1,596                0.69
Canadian Dollars      U.S. Dollars                    1,238                1.53
U.S. Dollars          Australian Dollars              6,710                1.74
-------------------------------------------------------------------------------

New Accounting Standards - In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" ("SFAS No. 141") and SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS NO. 142"). These pronouncements change the accounting for business combinations, goodwill and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. SFAS No. 142 states goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. The amortization of existing goodwill and indefinite-lived intangible assets at June 30, 2001 has ceased at January 1, 2002. Goodwill on acquisitions completed subsequent to June 30, 2001, is not amortized, but instead will be reviewed annually for impairment. In connection with the adoption of these statements during the first quarter of 2002, the Company completed its goodwill impairment assessment and concluded that no transitional impairment charge was necessary.

The following table provides comparative second quarter and year-to-date results for the effects resulting from the Company's adoption of SFAS 142:

                                                  Three Months             Six Months
                                                 Ended June 30,          Ended June 30,
                                               2002         2001        2002         2001
Net income (loss)                            $ 12,394     ($3,074)    $ 22,652     $   392
Add back: Goodwill amortization
       (Net of taxes of $344 and $661)              -         699            -       1,342
                                             --------     -------     --------     -------
Pro forma net income (loss)                  $ 12,394     ($2,375)    $ 22,652     $ 1,734
                                             ========     =======     ========     =======

Net income per share
   Basic:
     Net income (loss)                       $   0.59      ($0.13)    $   1.08     $  0.02
     Goodwill amortization, net of taxes            -        0.03            -        0.06
                                             --------     -------     --------     -------
     Pro forma net income (loss)             $   0.59      ($0.10)    $   1.08     $  0.08
                                             ========     =======     ========     =======

   Diluted:
     Net income (loss)                       $   0.56      ($0.13)    $   1.04     $  0.02
     Goodwill amortization, net of taxes            -        0.03            -        0.06
                                             --------     -------     --------     -------
     Pro forma net income (loss)             $   0.56      ($0.10)    $   1.04     $  0.08
                                             ========     =======     ========     =======

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated assets' retirement costs. The new standard will be effective beginning January 1, 2003, and the Company is currently reviewing and evaluating the effects this standard will have on its future financial condition and results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment and/or disposal of long-lived assets. The Company adopted this statement effective January 1, 2002, and determined that it did not have any significant impact on its financial statements as of that date.

In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." The purpose of this statement is to update, clarify and simplify existing accounting standards. The Company adopted this statement effective April 1, 2002, and determined that it did not have any significant impact on its financial statements as of that date.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 replaces Issue 94-3. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. This statement is effective for our fiscal year beginning January 1, 2003.

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

3.   SPECIAL CHARGES

The following table sets forth the accrual balances and 2002 activity relating to special charges as of June 30, 2002.

                     Personnel Costs    Facilities   Integration      Total

December 31, 2001            $ 4,811       $ 1,284       $     -    $ 6,095
Special charges                1,813           388           433      2,634
Cash payments                 (3,117)          (28)         (433)    (3,578)
Non-cash activities                -          (360)            -       (360)
                             -------       -------       -------    -------


June 30, 2002                $ 3,507       $ 1,284       $     -    $ 4,791
                             =======       =======       =======    =======

Personnel costs include the voluntary resignation offer (from the fourth quarter of 2000), and severance and personal moving expenses associated with the closure, downsizing or relocation of offices. The 2002 charges and payments relate primarily to moving-related and severance expenses associated with the relocation of the Company's administrative office from Illinois to Texas.

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

The Company expects to incur less than $1,000 in additional special charges during the remainder of 2002, consisting mainly of moving-related and severance expenses associated with the aforementioned administrative office relocation.

4.   DISCONTINUED OPERATIONS

During the second quarter of 2001, the Company decided to exit its high purity piping business, UltraPure Systems, due primarily to continuing weak market conditions in the microelectronics industry. The losses from discontinued operations were $382 and $2,321 (net of tax benefit of $84 and $355) for the three and six months ended June 30, 2001, respectively. The loss from disposal of $9,898 in the prior year quarter is net of a $2,338 tax benefit and included a write-down of equipment (net of estimated proceeds), lease terminations, severance and relocation costs, and estimated losses during the phase out period. Revenues for these operations were $6,545 and $14,653 for the three and six months ended June 30, 2001, respectively.

5.   COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three and six months ended June 30, 2002 and 2001 is as follows:

                                                         Three Months              Six Months
                                                        Ended June 30,           Ended June 30,
                                                      2002         2001         2002         2001
Net income (loss)                                   $ 12,394     ($3,074)     $ 22,652      $  392
Other comprehensive income (loss), net of tax:
   Cumulative translation adjustment                     279         401          (946)       (351)
   Cash flow hedge of debt issuance                       27        (521)           53        (521)
                                                    --------     -------      --------      ------
Comprehensive income (loss)                         $ 12,700     ($3,194)     $ 21,759       ($480)
                                                    ========     =======      ========      ======

Accumulated other comprehensive income (loss) reported on the Company's balance sheet at June 30, 2002 includes ($13,420) of cumulative translation adjustment, ($420) of unrealized loss on debt securities and ($120) of minimum pension liability adjustments.


6.   PER SHARE COMPUTATIONS

          (shares in thousands)                        Three Months               Six Months
                                                      Ended June 30,            Ended June 30,
                                                    2002         2001          2002         2001
Income from continuing operations                 $ 12,394     $  7,206      $ 22,652     $ 12,611
(Loss) from discontinued operations                      -      (10,280)            -      (12,219)
                                                  --------     --------      --------     --------
Net income (loss)                                 $ 12,394      ($3,074)     $ 22,652     $    392
                                                  ========     ========      ========     ========


Weighted average shares outstanding - Basic         21,101       23,068        21,058       22,054
    Effect of stock options                            852          931           789          681
    Effect of restricted stock units                     -           19             9           14
    Effect of directors deferred fee shares             24           21            22           19
    Effect of warrants                                   -            -             -           37
                                                  --------     --------      --------     --------
Weighted average shares outstanding - Diluted       21,977       24,039        21,878       22,805
                                                  ========     ========      ========     ========


Net income (loss) per share

Basic:
Income from continuing operations                 $   0.59     $   0.31      $   1.08     $   0.57
Loss from discontinued operations                        -        (0.44)            -        (0.55)
                                                  --------     --------      --------     --------
Net (loss) income per share                       $   0.59       ($0.13)     $   1.08     $   0.02
                                                  ========     ========      ========     ========

Diluted:
Income from continuing operations                 $   0.56     $   0.30      $   1.04     $   0.55
Loss from discontinued operations                        -        (0.43)            -        (0.53)
                                                  --------     --------      --------     --------
Net (loss) income per share                       $   0.56       ($0.13)     $   1.04     $   0.02
                                                  ========     ========      ========     ========

7.   SEGMENT INFORMATION

The Company manages its operations by four geographic segments: North America; Europe, Africa, Middle East; Asia Pacific; and Central and South America. Each geographic area offers similar services. The Chief Executive Officer evaluates the performance of these four segments based on revenues and income from operations. Each segment's performance reflects the allocation of corporate costs, which were based primarily on revenues. Intersegment revenues are not material.

                                         Three Months                  Six Months
                                        Ended June 30,               Ended June 30,
                                      2002          2001           2002           2001
New Business Taken
North America                      $ 236,901     $ 240,572      $ 442,637      $ 447,489
Europe, Africa & Middle East          62,347        12,514        221,348         29,300
Asia Pacific                          53,330        10,905         96,643         15,931
Central & South America               58,756        38,233         74,947        118,233
                                   ---------     ---------      ---------      ---------
     Total                         $ 411,334     $ 302,224      $ 835,575      $ 610,953
                                   =========     =========      =========      =========


Revenues
North America                      $ 201,277     $ 178,368      $ 396,576      $ 326,401
Europe, Africa & Middle East          32,275        29,239         55,595         64,472
Asia Pacific                          20,771         8,043         31,771         16,140
Central & South America               30,363        48,207         60,016         92,212
                                   ---------     ---------      ---------      ---------
     Total                         $ 284,686     $ 263,857      $ 543,958      $ 499,225
                                   =========     =========      =========      =========


Income (Loss) From Operations
     Excluding Special Charges
North America                      $  12,734     $   9,691      $  23,252      $  17,634
Europe, Africa & Middle East             501          (785)           849           (710)
Asia Pacific                             269          (208)          (192)          (387)
Central & South America                7,235         5,982         13,806          9,640
                                   ---------     ---------      ---------      ---------
     Total                         $  20,739     $  14,680      $  37,715      $  26,177
                                   =========     =========      =========      =========

Income (Loss) From Operations
North America                      $  11,930     $   8,849      $  21,706      $  16,633
Europe, Africa & Middle East             383        (1,056)           495         (1,349)
Asia Pacific                             189          (253)          (321)          (467)
Central & South America                7,122         5,660         13,561          9,108
                                   ---------     ---------      ---------      ---------
     Total                         $  19,624     $  13,200      $  35,441      $  23,925
                                   =========     =========      =========      =========

8.   SUBSEQUENT EVENT

On July 1, 2002 the Company successfully priced a public offering of just over 3 million shares of its common stock. The offering consisted of 2.1 million secondary shares, for which the Company received no proceeds, and 1.005 million primary shares. The Company intends to use the proceeds from the primary shares of $25.5 million for general corporate purposes.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes.

RESULTS OF OPERATIONS

The 2001 results included the Pitt-Des Moines, Inc. (PDM) Water and Engineered Construction Divisions as of their effective acquisition date of February 1, 2001.

For the three months ended June 30, 2002, new business taken increased 36% to $411 million compared with $302 million in 2001. The most significant new contracts in the quarter were the previously announced hydrotreater project in Australia of approximately $50 million and a nuclear waste treatment facility in Washington of approximately $40 million. In another example of synergy from the Company's acquisition of Howe-Baker International, CB&I and Howe-Baker Engineers were jointly awarded a natural gas project in Trinidad during the quarter. New business taken for the first half of 2002 was $836 million compared with $611 million in 2001. Backlog at June 30, 2002 was $1.1 billion compared with $870 million at the end of the second quarter 2001 and $835 million at year-end 2001.

Revenues for the second quarter of 2002 grew 8% to $284.7 million compared with $263.9 million in 2001. Revenues were higher in the North America, Europe/Africa/Middle East (EAME) and Asia Pacific (AP) areas, but were lower in the Central and South America (CSA) region, as several large contracts neared completion in Venezuela. Revenues for the first half of 2002 increased 9% to $544.0 million compared with $499.2 million in 2001. The Company's revenues fluctuate based on the changing project mix and are dependent on the level and timing of customer releases of new business, and on other matters such as project schedules.

Gross profit for the three months ended June 30, 2002 was $38.1 million or 13.4% of revenues compared with $32.7 million or 12.4% of revenues in 2001. The improvement in gross margin was due primarily to a mix of higher margin work, ongoing cost reduction and continuing improvements in project execution. Gross profit for the first half of 2002 was $73.2 million or 13.5 % of revenues compared with $61.0 million or 12.2% of revenues in the comparable 2001 period.

Selling and administrative expenses for the three months ended June 30, 2002 were $16.9 million, or 5.9% of revenues compared with $16.7 million, or 6.3% of revenues in the comparable 2001 period. The lower percent of revenues reflects the impact of ongoing cost reduction programs. Selling and administrative expenses for the first half of 2002 were $34.8 million, or 6.4% compared with $32.5 million, or 6.5% of revenues in the comparable 2001 period. The increase relates to the impact of acquired operations and higher incentive compensation program costs.

During the second quarter of 2002 CB&I incurred previously announced special charges of $1.1 million, consisting primarily of moving-related and severance costs in conjunction with the relocation of the Company's administrative office. Special charges through June 30, 2002 totaled $2.3 million, comparable to the amount in the prior year period. The Company expects to incur additional special charges of less than $1 million for the remainder of the year.

Excluding special charges, second quarter 2002 income from operations increased 41% to $20.7 million compared with $14.7 million in the prior-year quarter. North American results increased primarily due to higher volume and project cost savings in U.S. operations. Modestly higher revenues in EAME, combined with cost control and strong project execution, enabled the region to post improved operating income. Higher volumes in the AP region produced an operating profit versus a year-earlier loss, and new business taken has improved, mainly in Australia. The CSA region continued to be profitable due to the existing backlog of work and recognition of project cost savings. The Company's adoption of SFAS No. 142, as more fully described in Note 1 to the Consolidated Financial Statements, benefited second quarter and the first half of 2002 income from operations by $0.9 million and $1.8 million, respectively. For the first six months of 2002, income from operations excluding special charges was $37.7 million compared with $26.2 million for the first half of 2001.

Net income for the second quarter of 2002 was $12.4 million or $0.56 per diluted share, compared with a net loss of $3.1 million or $0.13 per diluted share in the prior year period. The 2001 period included a $10.3 million loss (net of tax) related to discontinued operations. Net income for the first six months of 2002 was $22.7 million or $1.04 per diluted share, compared with net income of $0.4 million or $0.02 per diluted share for the comparable 2001 period.

FINANCIAL CONDITION

For the six months ended June 30, 2002 the Company generated $5.9 million of cash from operating activities, primarily attributable to net income. Cash utilized for operating activities included an increased investment in contract capital of $17.1 million, which related to completing large projects in CSA, and to a lesser extent, some volume related growth in North America. Changes in contract capital vary from year to year and are affected by the mix, stage of completion and commercial terms of contracts. Also included in cash flows utilized for operations was a $4.7 million decrease in other accrued liabilities due to the funding of certain incentive compensation and employee benefit programs.

Capital expenditures through June 30, 2002 were $12.6 million compared with $3.8 million in the prior year and included $7.1 million for the initial land acquisition and development costs of the Company's new administrative office in Texas. The Company also reported proceeds of $2.9 million related to the sale of property and equipment. Additionally, the Company utilized $4.7 million for business acquisitions, attributable to the purchase of TPA, Inc. (see Note 2 to the Consolidated Financial Statements).

At June 30, 2002 and December 31, 2001 the Company's long-term debt stood at $75.0 million. Net debt (total debt less cash and cash equivalents) was $40.1 million at June 30, 2002, up from $30.4 million at year-end 2001. Cash and cash equivalents totaled $35.4 million at the end of the second quarter compared with $50.5 million at year-end 2001. Cash usage during the first half of 2002 included the payment of a $5.7 million note assumed with the Howe-Baker acquisition. The Company anticipates that by utilizing cash generated from operations and funds provided under its revolving credit facilities, the Company will be able to meet its contract capital and capital expenditure needs for at least 24 months. The Company cannot give assurances that such funding will be available, as its ability to generate cash flows from operations and its ability to access funding under its revolving credit facilities may be impacted by a variety of business, economic, legislative, financial and other factors, which may be outside the Company's control. The Company also has a significant uncommitted bonding facility, primarily to support project-related obligations. A bonding facility termination or reduction could result in the Company utilizing letters of credit in place of performance bonds, thereby reducing available capacity under the revolving credit facilities. Although the Company does not anticipate a reduction or termination of the facility, there is no guarantee that it will continue to maintain such a facility to service its ordinary course obligations at reasonable terms.

On July 1, 2002 the Company successfully priced a public offering of just over 3 million shares of its common stock. The offering consisted of 2.1 million secondary shares, for which the Company received no proceeds, and 1.005 million primary shares. The Company intends to use the proceeds from the primary shares of $25.5 million for general corporate purposes.

On October 25, 2001, the U.S. Federal Trade Commission ("FTC") announced its decision to file an administrative complaint (the "Complaint") challenging the Company's February 2001 acquisition of certain assets of the Engineered Construction Division of PDM. The Complaint alleges that the acquisition violated Federal antitrust laws by substantially lessening competition in certain field erected specialty industrial storage tank product lines in the United States: LNG tanks, LPG tanks, LIN/LOX/LAR tanks, and thermal vacuum chambers. The FTC is seeking various remedies, including an order that would require the Company to divest sufficient assets and personnel to re-establish two distinct and separate viable competing businesses engaged in the design, engineering, fabrication, construction and sale of the relevant product lines.

The Company believes the complaint is without merit and on February 4, 2002 filed a formal answer denying the substantive allegations of the Complaint. The Company expects the impact of the FTC proceeding on its earnings will be minimal in 2002. However, the Company is unable to assess the ultimate outcome of the litigation or potential effect of any divestiture order or other remedy on its business, financial condition and results of operations.

OFF-BALANCE SHEET ARRANGEMENTS

The Company uses operating leases for facilities and equipment when they make economic sense. In 2001, the Company entered into a sale (for approximately $14.0 million) and leaseback transaction of its Plainfield, Illinois administrative office with a lease term of 20 years. The Company has no other off-balance sheet arrangements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in foreign currency exchange rates, which may adversely affect its results of operations and financial condition. The Company seeks to minimize the risks from these foreign currency exchange rate fluctuations through its regular operating and financing activities and, when deemed appropriate, through its limited use of foreign currency forward contracts. The fair value of these forward contracts approximated their carrying value at June 30, 2002. The Company's exposure to changes in foreign currency exchange rates arises from receivables, payables and firm commitments from international transactions, as well as intercompany loans used to finance non-U.S. subsidiaries denominated in currencies different than the transacting entity's functional currency. The Company does not use financial instruments for trading or speculative purposes.

NEW ACCOUNTING STANDARDS

As indicated in the Notes to the Consolidated Financial Statements, in June 2001, the Financial Accounting Standards Board issued SFAS No. 141 and SFAS No.
142. These pronouncements change the accounting for business combinations, goodwill and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. SFAS No. 142 states goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment at least annually. The amortization of existing goodwill and indefinite-lived intangible assets at June 30, 2001 has ceased at January 1, 2002. Goodwill on acquisitions completed subsequent to June 30, 2001 is not amortized, but instead will be reviewed annually for impairment. In connection with the adoption of these statements during the first quarter of 2002, the Company completed its goodwill impairment assessment and concluded that no transitional impairment charge was necessary. See Note 1 to the Consolidated Financial Statements for a more detailed discussion on the impact of adopting these standards.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated assets' retirement costs. The new standard will be effective beginning January 1, 2003, and the Company is currently reviewing and evaluating the effects this standard will have on its future financial condition and results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment and/or disposal of long-lived assets. The Company adopted this statement effective January 1, 2002, and determined that it did not have any significant impact on its financial statements as of that date.

In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." The purpose of this statement is to update, clarify and simplify existing accounting standards. The Company adopted this statement effective April 1, 2002, and determined that it did not have any significant impact on its financial statements as of that date.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 replaces Issue 94-3. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. This statement is effective for our fiscal year beginning January 1, 2003.

CRITICAL ACCOUNTING POLICIES

The Company recognizes revenues using the percentage of completion method. Contract revenues are accrued based generally on the percentage that costs-to-date bear to total estimated costs. The Company follows the guidance of the Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" ("SOP 81-1") for accounting policy relating to the Company's use of the percentage of completion method, estimating costs, revenue recognition and claim recognition. The use of estimated cost to complete each contract is a significant variable in the process of determining income earned and is a significant factor in the accounting for contracts. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Contract revenue reflects the original contract price adjusted for agreed upon change orders and estimated minimum recoveries of claims. Although successful, this contracting model has inherent risks. Losses expected to be incurred on contracts in progress are charged to income as soon as such losses are known. A significant portion of the Company's work is performed on a fixed price or lump sum basis. The balance of projects is primarily performed on variations of cost reimbursable and target price approaches. The Company has a history of proven success in estimating and bidding lump sum, fixed price contracts. However, due to the various estimates inherent in the Company's contract accounting, actual results could differ from those estimates.

FORWARD LOOKING STATEMENTS

Any statements contained herein that are not based on historical fact are forward-looking statements and represent management's best judgment as to what may occur in the future. The actual outcome and results are not guaranteed, are subject to risks, uncertainties and assumptions and may differ materially from what is expressed. A variety of factors could cause business conditions and results to differ materially from what is contained in the forward-looking statements including, but not limited to, the Company's ability to realize cost savings from its expected execution performance of contracts; the uncertain timing and the funding of new contract awards, and project cancellations and operations risks; cost overruns on fixed priced contracts; increased competition; fluctuating revenues resulting from a number of factors, including the cyclic nature of the individual markets in which the Company's customers operate; lower than expected activity in the hydrocarbon industry, demand from which is the largest component of the Company's revenue, or lower than expected growth in the Company's other primary end markets; the Company's ability to integrate and successfully operate acquired businesses and the risks associated with those businesses; and the ultimate outcome or effect of the FTC proceeding on the Company's business, financial condition and results of operations. Additional factors which could cause actual results to differ from such forward-looking statements are set forth in the Company's Form S-3 Registration Statement No. 333-86960 filed with the SEC on June 17, 2002. The Company does not undertake to update any forward-looking statements contained herein, whether as a result of new information, future events or otherwise.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material developments in the legal proceedings as described in Note 11 of the Notes to Consolidated Financial Statements submitted with the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

                  3 Amended Articles of Association of the Company (English Translation)

               99.1 Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               99.2 Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K
                       The Company did not file a current report on Form 8-K during the three months ended June 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         Chicago Bridge & Iron Company N.V.
                                         By:  Chicago Bridge & Iron Company B.V.
                                         Its: Managing Director



                                         /s/ Richard E. Goodrich
                                         ---------------------------------------
                                         Richard E. Goodrich
                                         Managing Director
                                         (Principal Financial Officer)





Date: August 14, 2002