Form 10-Q
period 2002-09-30
CHICAGO BRIDGE & IRON CO N V
filed 2002-11-13
CIK 1027884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2002

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

YES    ☒         NO    ☐

The number of shares outstanding of a single class of common stock as of October 31, 2002 — 22,154,595

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues	$275,831	$277,774	$819,789	$776,999
Cost of revenues	237,564	243,759	708,294	682,032

Gross profit	38,267	34,015	111,495	94,967
Selling and administrative expenses	16,830	15,159	51,652	47,690
Intangibles amortization	597	1,309	1,811	3,819
Other operating income, net	(228)	(801)	(751)	(1,067)
Special charges (Note 3)	727	5,288	3,001	7,540

Income from operations	20,341	13,060	55,782	36,985
Interest expense	(1,814)	(2,011)	(5,456)	(6,504)
Interest income	360	517	1,044	1,468

Income before taxes and minority interest	18,887	11,566	51,370	31,949
Income tax expense	(5,289)	(2,920)	(14,384)	(8,952)

Income before minority interest	13,598	8,646	36,986	22,997
Minority interest in income	(424)	(626)	(1,160)	(2,366)

Income from continuing operations	13,174	8,020	35,826	20,631
Discontinued operations (Note 4) :
Loss from discontinued operations, net of taxes	—	—	—	(2,321)
Loss on disposal of discontinued operations, net of taxes	—	—	—	(9,898)

Net income	$13,174	$8,020	$35,826	$8,412

Net income per share
Basic:
Income from continuing operations	$0.60	$0.38	$1.67	$0.95
Loss from discontinued operations	—	—	—	(0.56)

Net income	$0.60	$0.38	$1.67	$0.39

Diluted:
Income from continuing operations	$0.58	$0.36	$1.61	$0.91
Loss from discontinued operations	—	—	—	(0.54)

Net income	$0.58	$0.36	$1.61	$0.37

Weighted average shares outstanding
Basic	22,062	21,382	21,397	21,829
Diluted	22,791	22,295	22,186	22,634
Dividends on shares
Amount	$1,328	$1,280	$3,857	$3,968
Per share	$0.06	$0.06	$0.18	$0.18

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2002	December 31, 2001
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$86,500	$50,478
Accounts receivable, net of allowance for doubtful accounts of $2,001 in 2002 and $1,256 in 2001	153,401	144,625
Contracts in progress with earned revenues exceeding related progress billings	64,934	71,549
Deferred income taxes	14,501	20,526
Assets held for sale	1,958	1,958
Other current assets	16,704	17,917

Total current assets	337,998	307,053

Property and equipment, net	106,970	105,998
Long-term receivable	19,785	19,785
Deferred income taxes	18,796	21,475
Goodwill and other intangibles, net	185,578	173,953
Other non-current assets	23,858	20,001

Total assets	$692,985	$648,265

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Notes payable	$35	$155
Current maturity of long-term debt	—	5,700
Accounts payable	65,499	73,636
Accrued liabilities	70,457	69,320
Contracts in progress with progress billings exceeding related earned revenues	110,009	99,306
Income taxes payable	4,111	9,154

Total current liabilities	250,111	257,271

Long-term debt	75,000	75,000
Other non-current liabilities	64,789	69,343
Minority interest in subsidiaries	33,661	34,428

Total liabilities	423,561	436,042

Shareholders’ equity
Common stock, Euro .01 par value; authorized: 35,000,000 in 2002 and 2001; issued: 22,282,586 in 2002 and 2001; outstanding: 22,133,045 in 2002 and 20,979,821 in 2001	210	210
Additional paid-in capital	245,915	241,559
Retained earnings	55,071	23,102
Stock held in Trust	(12,351)	(14,301)
Treasury stock, at cost: 149,541 in 2002 and 1,302,765 in 2001	(3,525)	(25,279)
Accumulated other comprehensive loss (Note 5)	(15,896)	(13,068)

Total shareholders’ equity	269,424	212,223

Total liabilities and shareholders’ equity	$692,985	$648,265

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities
Net income	$35,826	$8,412
Adjustments to reconcile net income to net cash provided by operating activities
Special charges, net of deferred income taxes of $1,020 and $2,564	1,981	4,976
Payments related to special charges	(4,857)	(13,014)
Depreciation and amortization	15,045	18,419
Gain on sale of property and equipment	(751)	(1,067)
Loss on discontinued operations	—	12,219
Change in operating assets and liabilities (see below)	501	39,639

Net cash provided by continuing operating activities	47,745	69,584

Net cash used in discontinued operating activities	—	(279)

Net cash provided by operating activities	47,745	69,305

Cash flows from investing activities
Cost of business acquisition, net of cash acquired	(14,734)	(5,030)
Capital expenditures	(17,311)	(6,162)
Proceeds from sale of assets held for sale	—	13,992
Proceeds from sale of property and equipment	3,584	2,438

Net cash (used in)/provided by continuing investing activities	(28,461)	5,238

Net cash provided by discontinued investing activities	—	2,013

Net cash (used in)/provided by investing activities	(28,461)	7,251

Cash flows from financing activities
(Decrease)/increase in notes payable and current maturity of long-term debt	(5,820)	10
Proceeds from private placement	—	75,000
Net repayment under revolving credit facility	—	(96,100)
Purchase of treasury stock	(661)	(38,691)
Issuance of treasury stock	2,755	2,053
Issuance of common stock	24,321	13,585
Dividends paid	(3,857)	(3,968)

Net cash provided by/(used in) financing activities	16,738	(48,111)

Increase in cash and cash equivalents	36,022	28,445
Change in cash and cash equivalents from discontinued operations	—	40
Cash and cash equivalents, beginning of the year	50,478	7,451

Cash and cash equivalents, end of the period	$86,500	$35,936

Change in operating assets and liabilities
(Increase)/decrease in receivables, net	$(7,341)	$17,587
Decrease in contracts in progress, net	17,318	46,885
Decrease in accounts payable	(8,243)	(29,604)

Change in contract capital	1,734	34,868
Decrease/(increase) in other current assets	2,427	(3,421)
Increase in income taxes payable	5,013	6,234
(Decrease)/increase in accrued and other non-current liabilities	(2,528)	4,635
Increase in other	(6,145)	(2,677)

Total	$501	$39,639

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

(in thousands, except per share data)
(Unaudited)

1. Significant Accounting Policies

Basis of Presentation—The accompanying unaudited consolidated financial statements for Chicago Bridge & Iron Company N.V. and Subsidiaries (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2001 Annual Report on Form 10-K/A of the Company.

In the opinion of the Company, all adjustments necessary to present fairly the financial position of the Company as of September 30, 2002 and the results of its operations and cash flows for the period then ended have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Forward Contracts—Although the Company does not engage in currency speculation, it periodically uses forward contracts to hedge certain operating exposures, as well as intercompany loans utilized to finance non-U.S. subsidiaries. Gains or losses on these forward contracts are included in income. The fair value of these forward contracts approximated their carrying value in the financial statements at September 30, 2002. The counterparties to the Company’s forward contracts are major financial institutions, which the Company continually evaluates as to their creditworthiness. The Company has never experienced, nor does it anticipate, nonperformance by any of its counterparties.

At September 30, 2002 the Company’s forward contracts to hedge intercompany loans, which mature within two days following quarter end, are summarized as follows:

Currency Sold	Currency Purchased	Contract Amount	Weighted Average Contract Rate

Euros	U.S. Dollars	$ 1,565	1.01
British Pounds	U.S. Dollars	1,312	0.64
Canadian Dollars	U.S. Dollars	1,219	1.57
U.S. Dollars	Australian Dollars	11,848	1.84

At September 30, 2002 the Company’s forward contracts to hedge certain operating exposures, which mature within the next five months, include $3,392 and $306 to buy Euros and sell South African Rand, respectively.

New Accounting Standards – In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” (“SFAS No. 141”) and SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). These pronouncements change the accounting for business combinations, goodwill and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. SFAS No. 142 states goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually for impairment. The amortization of existing goodwill and indefinite-lived intangible assets at June 30, 2001 has ceased at January 1, 2002. Goodwill on acquisitions completed subsequent to June 30, 2001, is not amortized. In connection with the adoption of these statements during the first quarter of 2002, the Company completed its goodwill impairment assessment and concluded that no transitional impairment charge was necessary.

The following table provides comparative third quarter and year-to-date results for the effects resulting from the Company’s adoption of SFAS No. 142:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net income	$13,174	$8,020	$35,826	$8,412
Add back: Goodwill amortization (Net of taxes of $329 and $990)	—	668	—	2,010

Pro forma net income	$13,174	$8,688	$35,826	$10,422

Net income per share
Basic:
Net income	$0.60	$0.38	$1.67	$0.39
Goodwill amortization, net of taxes	—	0.03	—	0.09

Pro forma net income	$0.60	$0.41	$1.67	$0.48

Diluted:
Net income	$0.58	$0.36	$1.61	$0.37
Goodwill amortization, net of taxes	—	0.03	—	0.09

Pro forma net income	$0.58	$0.39	$1.61	$0.46

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated assets’ retirement costs. The new standard will be effective beginning January 1, 2003, and the Company is currently reviewing and evaluating the effects this standard will have on its future financial condition and results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement addresses financial accounting and reporting for the impairment and/or disposal of long-lived assets. The Company adopted this statement effective January 1, 2002, and determined that it did not have any significant impact on its financial statements as of that date.

In April 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections.” The purpose of this statement is to update, clarify and simplify existing accounting standards. The Company adopted this statement effective April 1, 2002, and determined that it did not have any significant impact on its financial statements as of that date.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 replaces Issue 94-3. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. This statement is effective for the Company’s fiscal year beginning January 1, 2003.

2. Acquisitions

On February 5, 2002, the Company purchased the assets and assumed certain liabilities of TPA, Inc. for $4,658. The acquired business, which now operates as TPA Howe-Baker, Ltd., is a full-service engineering/procuring/construction company specializing in sulfur removal and recovery technologies for the refining, gas processing and chemical manufacturing industries.

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

On September 5, 2002, the Company paid $7,596 for earnout obligations associated with the Howe-Baker International, L.L.C. acquisition.

Also during 2002, the Company paid $2,480 in legal fees to defend against the U.S. Federal Trade Commission administrative complaint as fully described in the Financial Condition section of Management’s Discussion and Analysis.

3. Special Charges

The following table sets forth the accrual balances and 2002 activity relating to special charges as of September 30, 2002.

	Personnel Costs	Facilities	Integration	Total
December 31, 2001	$4,811	$1,284	$—	$6,095
Special charges	2,556	367	438	3,361
Cash payments	(4,117)	(302)	(438)	(4,857)
Non-cash activities	—	(360)	—	(360)

September 30, 2002	$3,250	$989	$—	$4,239

Personnel costs include the voluntary resignation offer (from the fourth quarter of 2000), and severance and personal moving expenses associated with the closure, downsizing or relocation of offices. The 2002 charges and payments relate primarily to moving-related and severance expenses associated with the relocation of the Company’s administrative office from Illinois to Texas.

The facilities category includes charges related to the sale, closure, downsizing or relocation of facilities. As previously disclosed, in the fourth quarter of 2001, the Company recorded a non-cash charge of $1,600 for the anticipated sale of its XL Technology Systems, Inc. subsidiary (“XL”) to management employees. The sale of XL, which was completed in the first quarter of 2002, resulted in a $360 reversal of the original charge.

The integration category relates to initiatives associated with the integration of the Company’s recent acquisitions. Although the integration of the Company’s acquisitions is largely complete, the Company anticipates these costs will continue during the remainder of 2002.

The Company expects to incur less than $500 in additional special charges during the remainder of 2002, consisting mainly of moving-related and severance expenses associated with the aforementioned administrative office relocation.

4. Discontinued Operations

During the second quarter of 2001, the Company decided to exit its high purity piping business, UltraPure Systems, due primarily to continuing weak market conditions in the microelectronics industry. The losses from discontinued operations were $2,321 (net of tax benefit of $355) for the nine months ended September 30, 2001. The loss from disposal of $9,898 recognized in the prior year was net of a $2,338 tax benefit and included a write-down of equipment (net of estimated proceeds), lease terminations, severance and relocation costs, and estimated losses during the phase out period. Revenues for these operations were $1,091 and $15,744 for the three and nine months ended September 30, 2001, respectively.

5. Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 2002 and 2001 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net income	$13,174	$8,020	$35,826	$8,412
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	(1,962)	(1,056)	(2,907)	(1,407)
Cash flow hedge of debt issuance	26	22	79	(499)

Comprehensive income	$11,238	$6,986	$32,998	$6,506

Accumulated other comprehensive loss reported on the Company’s balance sheet at September 30, 2002 includes ($15,382) of cumulative translation adjustment, ($394) of unrealized loss on debt securities and ($120) of minimum pension liability adjustments.

6. Per Share Computations

(shares in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Income from continuing operations	$13,174	$8,020	$35,826	$20,631
Loss from discontinued operations	—	—	—	(12,219)

Net income	$13,174	$8,020	$35,826	$8,412

Weighted average shares outstanding—Basic	22,062	21,382	21,397	21,829
Effect of stock options	705	844	761	735
Effect of restricted stock units	2	48	6	27
Effect of directors deferred fee shares	22	21	22	20
Effect of warrants	—	—	—	23

Weighted average shares outstanding—Diluted	22,791	22,295	22,186	22,634

Net income per share
Basic:
Income from continuing operations	$0.60	$0.38	$1.67	$0.95
Loss from discontinued operations	—	—	—	(0.56)

Net income per share	$0.60	$0.38	$1.67	$0.39

Diluted:
Income from continuing operations	$0.58	$0.36	$1.61	$0.91
Loss from discontinued operations	—	—	—	(0.54)

Net income per share	$0.58	$0.36	$1.61	$0.37

7. Segment Information

The Company manages its operations by four geographic segments: North America; Europe, Africa, Middle East; Asia Pacific; and Central and South America. Each geographic area offers similar services. The Chief Executive Officer evaluates the performance of these four segments based on revenues and income from operations. Each segment’s performance reflects the allocation of corporate costs, which were based primarily on revenues. Intersegment revenues are not material.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
New Business Taken (1)
North America	$363,194	$204,217	$805,831	$651,706
Europe, Africa & Middle East	38,029	24,151	259,377	53,451
Asia Pacific	15,719	7,370	112,362	23,301
Central & South America	18,541	10,908	93,488	129,141

Total	$435,483	$246,646	$1,271,058	$857,599

Revenues
North America	$193,875	$194,122	$590,451	$520,523
Europe, Africa & Middle East	33,652	28,399	89,247	92,871
Asia Pacific	23,802	9,863	55,573	26,003
Central & South America	24,502	45,390	84,518	137,602

Total	$275,831	$277,774	$819,789	$776,999

Income (Loss) From Operations Excluding Special Charges
North America	$14,126	$13,447	$37,378	$31,081
Europe, Africa & Middle East	1,411	(67)	2,260	(777)
Asia Pacific	787	(615)	595	(1,002)
Central & South America	4,744	5,583	18,550	15,223

Total	$21,068	$18,348	$58,783	$44,525

Income (Loss) From Operations
North America	$13,626	$9,939	$35,332	$26,572
Europe, Africa & Middle East	1,316	(810)	1,811	(2,159)
Asia Pacific	715	(775)	394	(1,242)
Central & South America	4,684	4,706	18,245	13,814

Total	$20,341	$13,060	$55,782	$36,985

(1)
New business taken represents the value of new project commitments received by the Company during a given period. Such commitments are included in backlog until work is performed and revenue recognized or until cancellation.

Item 2—Management’s Discussion and Analysis of Results of Operations
and Financial Condition

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes.

Results of Operations

The 2001 results included the Pitt-Des Moines, Inc. (PDM) Water and Engineered Construction Divisions as of their effective acquisition date of February 1, 2001.

For the three months ended September 30, 2002, new business taken, as described in Note 7, increased 77% to $435 million compared with $247 million in 2001. The most significant new contract in the quarter was the previously announced clean fuels project for a major refiner in the United States. Additional significant awards during the quarter included a hydrogen plant and hydrotreater unit in the United States, a cryogenic gas plant in Peru, and tankage for a grassroots oil refinery in Papua New Guinea and for a water distribution facility in the United Arab Emirates. Backlog at September 30, 2002 grew to $1.3 billion compared with $843 million at the end of the third quarter 2001 and $835 million at year-end 2001.

Revenues for the third quarter of 2002 were $275.8 million compared with $277.8 million in 2001. Revenues were higher in the Europe/Africa/Middle East (EAME) and Asia Pacific (AP) areas, comparable in North America, but lower in the Central and South America (CSA) area, as several large contracts neared completion in this region. Revenues for the first nine months of 2002 increased 6% to $819.8 million compared with $777.0 million in 2001. The Company’s revenues fluctuate based on the changing project mix and are dependent on the level and timing of customer releases of new business and on other matters such as project schedules.

Gross profit for the three months ended September 30, 2002 was $38.3 million or 13.9% of revenues compared with $34.0 million or 12.2% of revenues in 2001. The improvement in gross margin was due primarily to a mix of higher margin work and continued improvement in project execution, resulting in project cost savings. Gross profit for the first nine months of 2002 was $111.5 million or 13.6% of revenues compared with $95.0 million or 12.2% of revenues in the comparable 2001 period.

Selling and administrative expenses for the three months ended September 30, 2002 were $16.8 million, or 6.1% of revenues compared with $15.2 million, or 5.5% of revenues in the comparable 2001 period. Selling and administrative expenses for the first nine months of 2002 were $51.7 million, or 6.3% of revenues compared with $47.7 million, or 6.1% of revenues in the comparable 2001 period. The increase relates to the impact of acquired operations and higher incentive compensation program costs.

During the third quarter of 2002 the Company incurred previously announced special charges of $0.7 million, consisting primarily of moving-related and severance costs in conjunction with the relocation of the Company’s administrative office. Special charges through September 30, 2002 totaled $3.0 million compared with $7.5 million recognized in the prior year period. The

Company expects to incur additional special charges of less than $0.5 million for the remainder of the year.

Excluding special charges, third quarter 2002 income from operations increased 15% to $21.1 million compared with $18.3 million in the prior-year quarter. North American results increased primarily due to project cost savings in U.S. operations. Higher revenues in the EAME and AP areas, combined with cost control and strong project execution, enabled both areas to post operating profits versus year-earlier losses. The CSA area continued to be profitable due to the existing backlog of work and recognition of project cost savings. The Company’s adoption of SFAS No. 142, as more fully described in Note 1 to the Consolidated Financial Statements, benefited third quarter and the first nine months of 2002 income from operations by $0.9 million and $2.7 million, respectively, by eliminating amortization of goodwill, effective January 1, 2002. For the first nine months of 2002, income from operations excluding special charges was $58.8 million compared with $44.5 million for the same period in 2001.

Net income for the third quarter of 2002 was $13.2 million or $0.58 per diluted share, compared with $8.0 million or $0.36 per diluted share in the prior year period. Net income for the first nine months of 2002 was $35.8 million or $1.61 per diluted share, compared with $8.4 million or $0.37 per diluted share in 2001. The 2001 nine-month period included a $12.2 million loss (net of tax) related to discontinued operations.

Financial Condition

For the nine months ended September 30, 2002, the Company generated $47.7 million of cash from operating activities, primarily attributable to net income and non-cash charges for depreciation and amortization. Cash generated from operating activities also included a $1.7 million decrease in contract capital. Changes in contract capital vary from year to year and are affected by the mix, stage of completion and commercial terms of contracts.

Capital expenditures through September 30, 2002 were $17.3 million compared with $6.2 million in the prior year period and included $8.7 million for the initial land acquisition and development costs of the Company’s new administrative office in Texas. The Company anticipates spending approximately $4.6 million for the remainder of 2002, and an additional $16.5 million in 2003 to complete the development of its new administrative office. The Company also reported proceeds of $3.6 million related to the sale of property and equipment. The Company’s utilization of cash included $14.7 million relative to business acquisitions, inclusive of a $7.6 million payment for earnout obligations associated with the Howe-Baker acquisition, $2.5 million payment for legal fees associated with the FTC proceeding, as well as $4.7 million for the purchase of TPA, Inc. (see Note 2 to the Consolidated Financial Statements).

At September 30, 2002 and December 31, 2001, the Company’s long-term debt stood at $75.0 million. Net cash (total cash and cash equivalents less debt) was $11.5 million at September 30, 2002, compared with net debt of $30.4 million at year-end 2001. Cash and cash equivalents totaled $86.5 million at the end of the third quarter compared with $50.5 million at year-end 2001. Cash sources during the quarter included $24.3 million of proceeds generated from the public offering of the Company’s common stock on July 1, 2002. The offering of just over 3 million shares consisted of 2.1 million secondary shares sold on behalf of the Company’s shareholder, WEDGE Group Inc. (WEDGE), for which the Company received no proceeds, and 1.005 million primary shares. The proceeds are net of $1.2 million of registration costs, of which

$0.9 million will be reimbursed by WEDGE. The Company intends to use the proceeds from the offering for general corporate purposes. The Company anticipates that by utilizing existing cash, cash generated from operations and funds provided under its revolving credit facilities, the Company will be able to meet its contract capital and capital expenditure needs for at least 24 months. The Company cannot give assurances that such funding will be available, as its ability to generate cash flows from operations and its ability to access funding under its revolving credit facilities may be impacted by a variety of business, economic, legislative, financial and other factors, which may be outside the Company’s control. The Company also has a significant uncommitted bonding facility, primarily to support project-related obligations. A bonding facility termination or reduction could result in the Company utilizing letters of credit in place of performance bonds, thereby reducing available capacity under the revolving credit facilities. Although the Company does not anticipate a reduction or termination of the facility, there is no guarantee that such a facility will be available to service the Company’s ordinary course obligations at reasonable terms.

On October 25, 2001, the U.S. Federal Trade Commission (“FTC”) announced its decision to file an administrative complaint (the “Complaint”) challenging the Company’s February 2001 acquisition of certain assets of the Engineered Construction Division of PDM. The Complaint alleges that the acquisition violated Federal antitrust laws by substantially lessening competition in certain field erected specialty industrial storage tank product lines in the United States: LNG tanks, LPG tanks, LIN/LOX/LAR tanks, and thermal vacuum chambers. The FTC is seeking various remedies, including an order that would require the Company to divest sufficient assets and personnel to re-establish two distinct and separate viable competing businesses engaged in the design, engineering, fabrication, construction and sale of the relevant product lines.

The Company believes the Complaint is without merit and on February 4, 2002 filed a formal answer denying the substantive allegations of the Complaint. Trial before an administrative judge began November 12, 2002. The Company expects the impact of the FTC proceeding on its earnings will be minimal in 2002. However, the Company is unable to assess the ultimate outcome of the litigation or potential effect of any divestiture order or other remedy on its business, financial condition and results of operations.

Off-Balance Sheet Arrangements

The Company uses operating leases for facilities and equipment when they make economic sense. In 2001, the Company entered into a sale (for approximately $14.0 million) and leaseback transaction of its Plainfield, Illinois administrative office with a lease term of 20 years. The leaseback structure is not subject to consolidation and the future payments are accounted for as an operating lease. The Company has no other off-balance sheet arrangements.

New Accounting Standards

As indicated in the Notes to the Consolidated Financial Statements, in June 2001, the Financial Accounting Standards Board issued SFAS No. 141 and SFAS No. 142. These pronouncements change the accounting for business combinations, goodwill and intangible assets. SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. SFAS No. 142 states goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed for impairment at least annually. The amortization of existing goodwill and indefinite-lived intangible assets at June 30, 2001 has ceased at January 1, 2002. Goodwill on acquisitions completed subsequent to June 30, 2001 is not amortized. In connection with the adoption of these statements during the first quarter of 2002, the Company completed its goodwill impairment assessment and concluded that no transitional impairment charge was necessary. See Note 1 to the Consolidated Financial Statements for a more detailed discussion on the impact of adopting these standards.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated assets’ retirement costs. The new standard will be effective beginning January 1, 2003, and the Company is currently reviewing and evaluating the effects this standard will have on its future financial condition and results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement addresses financial accounting and reporting for the impairment and/or disposal of long-lived assets. The Company adopted this statement effective January 1, 2002, and determined that it did not have any significant impact on its financial statements as of that date.

In April 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections.” The purpose of this statement is to update, clarify and simplify existing accounting standards. The Company adopted this statement effective April 1, 2002, and determined that it did not have any significant impact on its financial statements as of that date.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 replaces Issue 94-3. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. This statement is effective for the Company’s fiscal year beginning January 1, 2003.

Critical Accounting Policies

The Company recognizes revenues using the percentage of completion method. Contract revenues are accrued based generally on the percentage that costs-to-date bear to total estimated costs. The Company follows the guidance of the Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” for accounting policy relating to the Company’s use of the percentage of completion method, estimating costs, revenue recognition and claim recognition. The use of estimated cost to complete each contract is a significant variable in the process of determining income earned and is a significant factor in the accounting for contracts. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Contract revenue reflects the original contract price adjusted for agreed upon change orders and estimated minimum recoveries of claims. Although successful, this contracting model has inherent risks. Losses expected to be incurred on contracts in progress are charged to income as soon as such losses are known. A significant portion of the Company’s work is performed on a fixed price or lump sum basis. The balance of projects is primarily performed on variations of cost reimbursable and target price approaches. The Company has a history of proven success in estimating and bidding lump sum, fixed price contracts. However, due to the various estimates inherent in the Company’s contract accounting, actual results could differ from those estimates.

Forward Looking Statements

Any statements contained herein that are not based on historical fact are forward looking statements and represent management’s best judgment as to what may occur in the future. The actual outcome and results are not guaranteed, are subject to risks, uncertainties and assumptions and may differ materially from what is expressed. A variety of factors could cause business conditions and results to differ materially from what is contained in the forward-looking statements including, but not limited to, the Company’s ability to realize cost savings from its expected execution performance of contracts; the uncertain timing and the funding of new contract awards, and project cancellations and operations risks; cost overruns on fixed priced contracts; increased competition; fluctuating revenues resulting from a number of factors, including the cyclic nature of the individual markets in which the Company’s customers operate; lower than expected activity in the hydrocarbon industry, demand from which is the largest component of the Company’s revenue, or lower than expected growth in the Company’s other primary end markets; the Company’s ability to integrate and successfully operate acquired businesses and the risks associated with those businesses; and the ultimate outcome or effect of the FTC proceeding on the Company’s business, financial condition and results of operations. Additional factors which could cause actual results to differ from such forward-looking statements are set forth in the Company’s Form S-3 Registration Statement No. 333-86960 filed with the SEC on June 17, 2002. The Company does not undertake to update any forward-looking statements contained herein, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in foreign currency exchange rates, which may adversely affect its results of operations and financial condition. The Company seeks to minimize the risks from these foreign currency exchange rate fluctuations through its regular operating and financing activities and, when deemed appropriate, through its limited use of foreign currency forward contracts. The fair value of these forward contracts approximated their carrying value at September 30, 2002. The Company’s exposure to changes in foreign currency exchange rates arises from receivables, payables and firm commitments from international transactions, as well as intercompany loans used to finance non-U.S. subsidiaries denominated in currencies different than the transacting entity’s functional currency. The Company does not use financial instruments for trading or speculative purposes.

Item 4. Controls and Procedures

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Regarding the FTC proceeding, trial before an administrative judge began November 12, 2002.

There have been no additional material developments in the legal proceedings as described in Note 11 of the Notes to Consolidated Financial Statements submitted with the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2001.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1	Revolving Credit Facility Agreement dated August 19, 2002.

10.2	Revolving Credit Facility Agreement dated August 19, 2002.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Certification Pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.4	Certification Pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The Company did not file a current report on Form 8-K during the three months ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chicago Bridge & Iron Company N.V.
By: Chicago Bridge & Iron Company B.V.
Its: Managing Director

/s/ Richard E. Goodrich
Richard E. Goodrich
Managing Director
(Principal Financial Officer)

Date: November 13, 2002