Form 10-K
period 2002-12-31
CHICAGO BRIDGE & IRON CO N V
filed 2003-03-21
CIK 1027884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange

Act of 1934

For the fiscal year ended December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES     X     NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.    ☐

Aggregate market value of common stock held by non-affiliates, based on a New York Stock Exchange closing price of $15.11 as of March 1, 2003, was $352,415,169.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) YES     X     NO

The number of shares outstanding of a single class of common stock as of March 1, 2003 was 44,561,231.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2002 Annual Report to Shareholders                                         Part I and Part II

Portions of the 2003 Proxy Statement                                                                  Part III

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

PART I

Item 1. Business

We are a global specialty engineering, procurement and construction (EPC) company serving customers in several primary end markets, including hydrocarbon refining, natural gas, water and the energy sector in general. We have been helping our customers store and process the earth’s natural resources for more than 100 years by supplying a comprehensive range of engineered steel structures and systems. We offer a complete package of design, engineering, fabrication, procurement, construction and maintenance services. Our projects include hydrocarbon processing plants, LNG terminals and peak shaving plants, bulk liquid terminals, water storage and treatment facilities, and other steel structures and their associated systems. During 2002, we worked on more than 700 contracts for customers in a variety of industries. Over the last several years, our customers have included:

•	large U.S., multinational and state-owned oil companies, such as Shell, ExxonMobil, Valero Refining Company, BP, Conoco, Saudi Aramco and PDVSA;

•	leading EPC companies, such as Fluor, Bechtel, Foster Wheeler, KBR and Technip-Coflexip;

•	LNG and natural gas producers and distributors, such as Williams Energy Services, Distrigas and Woodside Energy; and

•	municipal and private water companies.

We had revenue of approximately $1.1 billion and income from continuing operations of approximately $50.1 million in 2002. Our revenue and income from continuing operations increased 6.2% and 57.1%, respectively, between 2001 and 2002. Our backlog was $1.3 billion at December 31, 2002. We employed approximately 7,000 persons worldwide as of December 31, 2002.

We believe that our principal end markets will continue to experience significant growth over time as global demand for oil, natural gas, energy, power and water increases. The Energy Information Administration (EIA) projects that global energy consumption will increase 60% between 1999 and 2020 primarily as a result of growing demand in developing economies. According to the EIA, natural gas is projected to be the fastest growing primary energy source worldwide, maintaining growth of 3.2% annually from 1999 to 2020 due principally to demand for electricity generation. We are tracking more than 30 LNG opportunities worldwide with combined potential revenue to the winning bidders in excess of $2.5 billion for the period between 2003 and 2005. In addition, global implementation of clean fuel and water standards is expected to drive additional infrastructure investment.

We believe that our comprehensive global EPC capabilities and our broad range of services position us to capitalize on the expected growth in our primary end markets. Our acquisitions of Howe-Baker International, L.L.C. (“Howe Baker”) and the Engineered Construction and Water Divisions of Pitt-Des Moines Inc. (“PDM Divisions”) have significantly enhanced our services. We are able to manage the entire scope of large-scale process plant design and installation projects in addition to turnkey storage facilities. Coupled with our demonstrated history of superior project execution and project risk management, we believe that our expanded capabilities will provide us with the opportunity for future revenue growth.

Material Acquisitions

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

Competitive Strengths

We believe that our core competencies enable us to deliver to our customers the best overall combination of experience, reliability, quality and performance which produces a lower-risk, higher value equation for our customers. These core competencies, which we believe are significant competitive strengths, include:

Worldwide Record of Excellence. We have established a record as a leader in the international engineering and construction industry by providing consistently superior project performance for more than 113 years. The addition of Howe-Baker and the PDM Divisions to our family has further enhanced our capabilities for excellence in project design and execution.

Fully-Integrated Specialty EPC Provider. We are one of a very few global EPC providers that can deliver a project from conception to commissioning, including conceptual design, detail engineering, procurement, fabrication, field erection, mechanical installation, start-up assistance and operator training. We generally engineer what we build and build what we engineer, which allows us to provide our customers with innovative engineering solutions, aggressive schedules and work plans, and optimal quality and reliability.

Global Execution Capabilities. With a global network of some 35 sales and operations offices and established labor and supplier relationships, we have the ability to rapidly mobilize people, materials and equipment to execute projects in locations ranging from highly industrialized countries to some of the world’s most remote regions. We completed nearly 700 projects in approximately 40 different countries in 2002. Our global reach makes us an attractive partner for large, global energy and industrial companies with geographically dispersed operations and also allows us to allocate our internal resources to geographies and industries with the greatest current demand. At the same time, because of our long-standing presence in numerous markets around the world, we have a prominent position as a local contractor in those markets.

History of Innovation. We have established a reputation for technical innovation ever since we introduced the first floating roof tank to the petroleum industry in 1923. We have since maintained a strong culture of developing technological innovations and currently possess approximately 75 active U.S. patents. We develop innovative technologies on behalf of our customers that are immediately applicable to improving hydrocarbon processing, storage technology and field erection procedures. Our acquisition of Howe-Baker has equipped us with well-established technology and proprietary know-how in refinery processes, desalting/dehydration, synthesis gas production and gas-to-liquids processing. Howe-Baker’s acquisition of TPA, Inc. in 2002 strengthens our technology and know-how in sulfur removal and recovery processes, an important element for the production of low sulfur transportation fuels.

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

Strong Safety Performance. Success in our industry depends in part on strong safety performance. Because of our long and outstanding safety record, we are sometimes invited to bid on projects for which other competitors do not qualify. According to the Bureau of Labor Statistics, the national average Lost Workday Cases Incidence Rate for construction companies similar to CB&I was 4.1 per 100 full-time employees for 2001 (the last reported year), while our comparable rate for such year was only 0.2 per 100. Our excellent safety performance also translates directly to lower cost, timely completion of projects, and reduced risk to our employees, subcontractors and customers.

Management Team with Deep Engineering & Construction Industry Experience. Members of our senior leadership team have an average of more than 25 years of experience in the E&C industry. In addition to their CB&I background, many of our senior managers have international experience with recognized EPC companies, such as Fluor, BE&K Incorporated, Rust Engineering and Stearns Catalytic. Our experience, particularly in risk management and project execution, enables us to recognize and capitalize upon attractive opportunities in our primary end markets.

Growth Strategy

We intend to increase shareholder value through the execution of the following growth strategies:

Leveraging the Strengths of Howe-Baker and the PDM Divisions. Our acquisitions of Howe-Baker and the PDM Divisions have broadened our capabilities and resources to meet customer needs in our end markets. By leveraging Howe-Baker’s process capabilities across our global sales and execution platform, we expect to expand this business significantly, particularly outside the United States. In addition, we are creating synergistic growth by integrating the PDM Divisions’ technology, execution capabilities and customer relationships with our existing businesses to expand our storage tank offerings. We will also focus on imparting best practices and technologies from each business throughout the organization.

Expanding our Market Share in the High-Growth Energy Infrastructure Business. Growth in LNG trade (approximately 8% per year since 1980, according to Energy Research Associates) has created strong global demand for LNG transportation and storage systems. We intend to utilize our substantial expertise and experience in LNG and cryogenic systems to expand our presence in the worldwide sales of LNG infrastructure facilities. We have long been a leader in the turnkey design and construction of low temperature and cryogenic storage facilities, including LNG tanks, and have provided more than 40 turnkey terminals and peak shaving plants and more than 190 low temperature and cryogenic tanks. We expect that growing worldwide demand for natural gas, and the need to monetize stranded gas reserves, will create opportunities for Howe-Baker’s gas processing and gas-to-liquids technologies. In addition, we expect greater opportunities for refinery revamp and expansion projects prompted by more stringent environmental regulations for transportation fuels.

Marketing our Expanded Capabilities. We will continue to expand our marketing programs to identify and capitalize on attractive customer bases and end markets. We will focus our sales and marketing resources on cultivating and expanding relationships with large global companies in our target industry segments that have been our traditional customers. We moved our administrative offices to The Woodlands, Texas (near Houston) to facilitate more frequent interaction with these customers. We have also assigned senior members of our sales and marketing staff to pursue targeted prospects in high potential markets, focusing in particular on LNG projects and EPC opportunities utilizing the combined CB&I and Howe-Baker resources. We believe that our ability to identify attractive customers and rapid growth markets will provide a competitive advantage during changing market conditions.

Continuing to Improve Project Execution and Cost Control. Consistently profitable EPC companies deliver projects at or above the initial estimated margin by effectively managing the construction process and controlling direct costs. We intend to maintain and enhance our successful track record in project execution (as measured by our internal metrics) through training and the application of best practices. In addition, identifying and controlling non-project expenses and capital expenditures is an essential part of our ongoing efforts to improve our profitability and return on investment. Current programs include controlling staffing levels, limiting capital spending through short-term rentals, and careful control of precontract expenses. Moreover, strategic investments in information technology have enabled us to lower communication costs, achieve a common reporting platform and deliver engineering documents electronically on a worldwide basis.

Creating Growth from Acquisitions and Other Business Combinations. We will continue to pursue growth through selective acquisitions of businesses or assets that will expand or complement our current portfolio of services. Our acquisitions of Howe-Baker and the PDM Divisions were significant steps in the implementation of this strategy. We will continue to seek future acquisition targets that (i) enable us to provide more cost-effective solutions, (ii) are well-managed, (iii) have strong growth prospects, (iv) can be acquired without excessive leverage, (v) have above-average margins, (vi) give us the ability to leverage our core skills and infrastructure, (vii) have a strong cultural fit and (viii) are priced fairly.

Services

We provide a wide range of innovative and value-added EPC services, including:

Process Plants. Through our acquisition of Howe-Baker, we are able to provide EPC services for customers in the hydrocarbon industry, specializing in natural gas processing plants, refinery and petrochemical process units, and hydrogen and synthesis gas plants. Natural gas processing plants treat natural gas to meet pipeline requirements and to recover valuable liquids and other enhanced products, through such technologies as cryogenic separation, amine treating, dehydration and liquids fractionation. Refinery and petrochemical process units enable customers to extract products from the top and middle streams of the crude oil barrel using technologies such as electrical desalting, catalytic reforming, vacuum and atmospheric distillation, fuels and distillate hydrotreating, hydrodesulfurization, alkylation and isomerization. Synthesis gas plants generate industrial gases for use in a variety of industries through technologies such as steam methane and auto-thermal reforming, partial oxidation reactors and pressure swing adsorption purification.

Low Temperature/Cryogenic Tanks and Systems. These facilities are used primarily for the storage and handling of liquefied gases. We specialize in providing refrigerated turnkey terminals and tanks. Refrigerated tanks are built from special steels and alloys that have properties to withstand cold temperatures at the storage pressure. These systems usually include special refrigeration systems to maintain the gases in liquefied form at the storage pressure. Applications extend from low temperature (+30F to -100F) to cryogenic (-100°F to -423°F). Customers in the petroleum, chemical, petrochemical, specialty gas, natural gas, power generation and agricultural industries use these tanks and systems to store and handle liquefied gases such as LNG, methane, ethane, ethylene, LPG, propane, propylene, butane, butadiene, anhydrous ammonia, oxygen, nitrogen, argon and hydrogen.

Pressure Vessels. Pressure vessels are built primarily from high strength carbon steel plates which have been formed in one of our fabrication shops and are welded together at the job site. Pressure vessels are constructed in a variety of shapes and sizes, some weighing in excess of 700 tons, with wall thickness in excess of four inches. Existing customers represent a cross section of the petroleum, petrochemical, chemical, and pulp and paper industries, where process applications of high pressure and/or temperature are required. Typical pressure vessel usage includes process and storage vessels in the petroleum, petrochemical, and chemical industry; digesters in the pulp and paper industry; and egg-shaped digesters for wastewater treatment. We have designed and erected pressure vessels throughout the world.

Aboveground Storage Systems (Flat Bottom Tanks). Aboveground storage tanks are sold primarily to customers operating in the petroleum, petrochemical and chemical industries around the world. This industrial customer group includes nearly all of the major oil and chemical companies on every continent. Depending on the industry and application, flat bottom tanks can be used for storage of crude oil, refined products such as gasoline, raw water, potable water, chemicals, petrochemicals and a large variety of feedstocks for the manufacturing industry.

Water Storage and Treatment (Elevated Tanks). The water storage line includes single pedestal spheroid, fluted column and concrete elevated tanks, as well as standpipes and reservoirs. These products have a capacity range of 25,000 gallons to in excess of 30,000,000 gallons. These structures provide potable water reserves and supply pressure to the water distribution system. Products for water treatment include solids contact clarifiers and standpipe mixing systems.

Specialty and Other Structures. Our specialty and other structures are marketed to a diverse group of customers in such industries as metals and mining, power generation, telecommunications, aerospace, as well as government customers. Examples of specialty structures include processing facilities or components used in the iron, aluminum and mining industries, hydroelectric structures such as penstocks and spiral cases, and turnkey vacuum facilities (non-thermal) for testing prototype spacecraft, rocket engines and satellites before launch. In a highly technical project completed for the National Science Foundation, we produced stainless steel vacuum (non-thermal) beam tubes for the LIGO (Laser Interferometer Gravitational Wave Observatory) Project, which is designed to detect cosmic gravitational waves.

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

Competition

We believe that we are a leading competitor worldwide in most of the services that we provide. Price, quality, reputation, safety record and timeliness of completion are the principal competitive factors within the industry. There are numerous regional, national and international competitors that offer services similar to ours.

Marketing And Customers

Through our global network of sales offices, we contract directly with hundreds of customers in a wide variety of industries. We rely primarily on direct contact between our technically qualified sales and engineering staff and our customers’ engineering and contracting departments. Dedicated sales representatives are located in each of our global offices.

Our significant customers, with many of whom we have had longstanding relationships, are primarily in the hydrocarbon sector and are inclusive of both major petroleum companies (i.e., Shell, ExxonMobil and Conoco) and large EPC companies (i.e., Fluor, Bechtel, KBR and Technip-Coflexip).

We are not dependent upon any single customer on an ongoing basis and the loss of any single customer would not have a material adverse effect on our business. No single customer accounted for over 10% of our revenues in either of the last two years.

Segment Financial Information

Financial information by geographic area of operation can be found in our 2002 Annual Report to Shareholders and is incorporated herein by reference.

Backlog/New Business Taken

We had a backlog of work to be completed on contracts of $1.3 billion as of December 31, 2002 compared with $835 million as of December 31, 2001. Due to the timing of awards and the sometimes long-term nature of our projects, certain backlog of our work may not be completed in the current fiscal year. New business taken was $1.6 billion for the year ended December 31, 2002 compared with $1.2 billion for the year ended December 31, 2001.

New Business Taken

	Years Ended December 31,
	2002	2001
	(in thousands)
North America	$1,014,375	$818,459
Europe, Africa, Middle East	375,897	87,724
Asia Pacific	139,907	105,788
Central and South America	110,949	148,403

Total New Business Taken	$1,641,128	$1,160,374

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

Environmental Matters

Our operations are subject to extensive and changing U.S. federal, state and local laws and regulations and laws outside the U.S. establishing health and environmental quality standards, including those governing discharges and pollutants into the air and water and the management and disposal of hazardous substances and wastes. We are also subject to laws and regulations governing remediation of contamination at facilities that we currently or formerly owned or operated or to which we send hazardous substances or wastes for treatment, recycling or disposal. We believe that we are currently in compliance, in all material respects, with all environmental laws and regulations.

Patents

We hold patents and licenses for certain items incorporated into our structures. However, none is so essential that its loss would materially affect our businesses. We continue to market our innovative tank building process called CoilBuild™ in which the tank shell is formed from continuous steel coils rather than individual plates. CoilBuild is particularly suited for smaller-diameter, stainless steel tanks used in certain petrochemical, chemical, pharmaceutical and food applications where corrosion resistance and cleanliness are vital. We have exclusive rights to the CoilBuild process in North America.

Employees

We employed approximately 7,000 persons as of December 31, 2002. Approximately 10% of our worldwide employees are represented by unions. Our unionized subsidiary, CBI Services, Inc., has agreements with various unions representing groups of its employees. The largest agreement is with the Boilermakers Union which represents some of our welders. We have multiple contracts with various Boilermakers Unions across the country, and each contract has a three-year term.

We enjoy good relations with our unions and have not experienced a significant work stoppage in any of our facilities in over ten years. Additionally, to preserve our project management and technological expertise as core competencies, we recruit, develop and maintain ongoing training programs for engineers and field supervision personnel.

RISK FACTORS AND FORWARD LOOKING STATEMENTS

RISK FACTORS

Risk Factors Relating to Our Business

Our Revenues and Cash Flow May Fluctuate.

Our revenues, cash flow and earnings may fluctuate from quarter to quarter due to a number of factors. Our revenues, cash flow and earnings are dependent upon major construction projects in cyclical industries, including the hydrocarbon refining, natural gas and water industries. The selection of, timing of or failure to obtain projects, delays in awards of projects, cancellations of projects or delays in completion of contracts could result in the under-utilization of our resources which could have a material adverse impact on our business, financial condition, results of operations and cash flows. Moreover, construction projects for which our services are contracted may require significant expenditures by us prior to receipt of relevant payments by a customer and may expose us to potential credit risk if such customer should encounter financial difficulties. Such expenditures could have a material adverse impact on our cash flows. Finally, revenues may be negatively affected by the winding down or completion of work on significant projects that were active in previous periods if such significant projects have not been replaced in the current period.

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

Our Business is Dependent Upon the Level of Activity in the Hydrocarbon Industry.

In recent years, demand from the worldwide hydrocarbon industry has been the largest generator of our revenues. Numerous factors influence capital expenditure decisions in the hydrocarbon industry, including current and projected oil and gas prices; exploration, extraction, production and transportation costs; the discovery rate of new oil and gas reserves; the sale and expiration dates of leases and concessions; local and international political and economic conditions, including war or conflict; technological advances; and the ability of oil and gas companies to generate capital. These factors are beyond our control. Our business, financial condition and results of operations may be materially adversely affected because of reduced activity in the hydrocarbon industry. In addition, we may be materially adversely affected by changing taxes, price controls and laws and regulations relating to the hydrocarbon industry.

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

Under our percentage-of-completion accounting method, the use of estimated cost to complete each contract is a significant variable in the process of determining income earned for a particular period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies.”

Political and Economic Conditions, Including War or Conflict, in Foreign Countries in Which We Operate Could Adversely Affect Us.

A significant number of our projects are performed outside the United States. We expect non-U.S. sales and operations to continue to contribute materially to our earnings for the foreseeable future. Non-U.S. contracts and operations expose us to risks inherent in doing business outside the United States, including:

•	unstable economic conditions in the non-U.S. countries in which we make capital investments, operate and sell products and services;

•	the lack of well-developed legal systems in some countries in which we operate, which could make it difficult for us to enforce our contracts;

•	expropriation of property;

•	restriction on the right to convert or repatriate currency; and

•	political upheaval, including risks of loss due to civil strife, acts of war, guerrilla activities, insurrections and acts of terrorism.

For example, we have current significant operations in the Middle East and Venezuela, areas currently experiencing political instability and conflict.

We Are Exposed to Foreign Exchange Risks.

We are exposed to market risk from changes in foreign currency exchange rates, which may adversely affect our results of operations and financial condition. We seek to minimize the risks from these foreign currency exchange rate fluctuations through our regular operating and financing activities and, when deemed appropriate, through our limited use of foreign currency forward contracts. Our exposure to changes in foreign currency exchange rates arises from receivables, payables and firm commitments from international transactions, as well as intercompany loans utilized to finance non-U.S. subsidiaries. We do not use financial instruments for trading or speculative purposes.

Our Acquisition Strategy Involves a Number of Risks.

We intend to pursue growth through the opportunistic acquisition of companies or assets that will enable us to expand our services to provide more cost-effective customer solutions. We routinely review potential acquisitions. This strategy involves certain risks, including difficulties in the integration of operations and systems, the diversion of management’s attention from other business concerns, and the potential loss of key employees of acquired companies. We may not be able to successfully integrate acquired businesses into our operations.

We Have a Risk That Our Goodwill May Be Impaired and Result in a Charge to Income.

We accounted for the Howe-Baker and PDM Divisions acquisitions using the “purchase” method of accounting. Under the purchase method we recorded, at fair value, the assets acquired and liabilities assumed and we recorded as goodwill the difference between the cost of acquisition and the sum of the fair value of the tangible and identifiable assets acquired, less liabilities assumed. At December 31, 2002, our goodwill balance was $157.9 million, attributable to the excess of the purchase price over the fair value of assets acquired relative to acquisitions within our North American segment. In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” These pronouncements change the accounting for business combinations, goodwill and intangible assets. SFAS No. 141 further clarifies the criteria to recognize intangible assets separately from goodwill. SFAS No. 142 states that goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment at least annually. We adopted these new standards effective as of January 1, 2002. In connection with the adoption of SFAS No. 142, during the first quarter of 2002, we completed our goodwill impairment assessment and concluded that no transitional impairment charge was necessary. Also, as of September 30, 2002, we completed our annual impairment assessment and concluded that no impairment charge was necessary. In the future, if our goodwill or other intangible assets were determined to be impaired, the impairment would result in a charge to income from operations in the year of the impairment with a resulting decrease in net worth.

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

Our Projects Expose Us to Potential Professional Liability, Product Liability, or Warranty or Other Claims.

We engineer and construct (and our structures typically are installed in) large industrial facilities in which system failure can be disastrous. Notwithstanding the fact that we generally will not accept liability for consequential damages in our contracts, any catastrophic occurrence in excess of insurance limits at projects where our structures are installed or services are performed could result in significant professional liability, product liability or warranty or other claims against us. Such liabilities could potentially exceed our current insurance coverage and the fees we derive from those structures and services. A partially or completely uninsured claim, if successful and of a significant magnitude, could potentially result in substantial losses.

We Are Exposed to Potential Environmental Liabilities.

We are subject to environmental laws and regulations, including those concerning:

•	emissions into the air;

•	discharge into waterways;

•	generation, storage, handling, treatment and disposal of waste materials; and

•	health and safety.

Our businesses often involve working around and with volatile, toxic and hazardous substances and other highly regulated materials, the improper characterization, handling or disposal of which could constitute violations of U.S., federal, state or local laws and regulations and laws outside the U.S. and result in criminal and civil liabilities. Environmental laws and regulations generally impose limitations and standards for certain pollutants or waste materials and require us to obtain a permit and comply with various other requirements. Governmental authorities may seek to impose fines and penalties on us, or revoke or deny issuance or renewal of operating permits, for failure to comply with applicable laws and regulations.

The environmental health and safety laws and regulations to which we are subject are constantly changing, and it is impossible to predict the effect of such laws and regulations on us in the future. We cannot assure that our operations will continue to comply with future laws and regulations or that these laws and regulations will not significantly adversely affect us.

We work around and with volatile, toxic and hazardous substances, which exposes us to potential liability for personal injury or property damage caused by any release, spill, exposure or other accident involving such substances that occurs as a result of the conduct of such businesses. In addition, we have agreed to indemnify parties to whom we have sold facilities for certain environmental liabilities from acts occurring before the dates those facilities were transferred. Although we maintain liability insurance, this insurance is subject to coverage limitations, deductibles and exclusions and may exclude coverage for losses or liabilities relating to pollution damage. We may incur liabilities that may not be covered by insurance policies, or, if covered, the dollar amount of such liabilities may exceed our policy limits. Even a partially uninsured claim, if successful and of significant magnitude, could have a material adverse effect on our business, financial condition and results of operations.

We Are Uncertain as to the Outcome of a Pending Federal Trade Commission Proceeding.

On October 25, 2001, the U.S. Federal Trade Commission (“FTC”) announced its decision to file an administrative complaint (the “Complaint”) challenging our February 2001 acquisition of certain assets of the Engineered Construction Division of PDM. The Complaint alleges that the acquisition violated Federal antitrust laws by substantially lessening competition in certain field erected specialty industrial storage tank product lines in the United States: LNG tanks, LPG tanks, LIN/LOX/LAR tanks, and thermal vacuum chambers. The FTC is seeking various remedies, including an order that would require us to divest sufficient assets and personnel to re-establish two distinct and separate viable competing businesses engaged in the design, engineering, fabrication, construction and sale of the relevant product lines.

We believe that the Complaint is without merit. A hearing before an FTC administrative law judge was completed on January 16, 2003 and we are awaiting the decision of the FTC judge. We expect the impact of the FTC proceeding on our earnings in 2003 will be minimal. While we are unable to assess the ultimate outcome of the litigation or potential effect of any divestiture order or other remedy on our business, financial condition and results of operation, certain of the remedies currently proposed by the FTC, if implemented, could have a material adverse effect on us.

We Are and Will Continue to be Involved in Litigation.

We have been and may from time to time be named as a defendant in legal actions claiming damages in connection with engineering and construction projects and other matters. These are typically claims that arise in the normal course of business, including employment-related claims and contractual disputes or claims for personal injury or property damage which occur in connection with services performed relating to project or construction sites. Contractual disputes normally involve claims relating to the performance of equipment design or other engineering services or project construction services provided by our subsidiaries. Management does not currently believe that pending contractual, personal injury or property damage claims will have a material adverse effect on our earnings or liquidity; however, such claims could have such an effect in the future.

Uncertainty in Enforcing United States Judgments Against Netherlands Corporations, Directors and Others

We are a Netherlands company and a significant portion of our assets are located outside the United States. In addition, certain members of our management and supervisory boards may be residents of countries other than the United States. As a result, effecting service of process on each person may be difficult, and judgments of United States courts, including judgments against us or members of our management or supervisory boards predicated on the civil liability provisions of the federal or state securities laws of the United States, may be difficult to enforce.

There Are Risks Related to Our Previous Use of Arthur Andersen LLP as Our Independent Public Accountant.

In June 2002, Arthur Andersen LLP, our former independent public accountant, was convicted of federal obstruction of justice charges arising from the Federal government’s investigation of Enron Corp. and subsequently has ceased practicing before the SEC. Although we replaced Arthur Andersen with Deloitte & Touche LLP effective May 10, 2002 as our principal independent public accountant, we have not engaged Deloitte & Touche to re-audit our consolidated financial statements for the fiscal years ended December 31, 2001 and 2000 and other periods with respect to certain businesses acquired by us whose financial statements were audited by Arthur Andersen.

We are required to file with the Securities and Exchange Commission (“SEC”) periodic reports containing financial statements audited or reviewed by an independent public accountant. Further, SEC rules require us to include or incorporate by reference in these reports audited financial statements for prior periods audited by Arthur Andersen. Our access to the public capital markets and our ability to comply with our reporting obligations in a timely manner, whether statutory or contractual, could be adversely affected if the SEC ceases accepting financial statements audited by Arthur Andersen. Moreover, some investors, including certain significant funds and institutional investors, underwriters and lenders, may choose not to hold, invest in or underwrite our securities or lend funds to us unless we cause the financial statements audited by Arthur Andersen to be re-audited and a new audit report to be issued by another firm of independent public accountants. Such a re-audit and issuance of a new report may not be possible and, in any event, would cause us substantial expense and delay in raising needed capital. Any delay or inability to raise capital caused by these circumstances could be disruptive and adversely affect the price and liquidity of our securities and may have a material adverse effect on our business and financial condition.

In light of the cessation of Arthur Andersen’s practice, we were unable to obtain a consent from Arthur Andersen to include its audit report in our Annual Report on Form 10-K with respect to the financial statements referred to above that were audited by Arthur Andersen. As a result, we filed this Annual Report on Form 10-K in reliance on Rule 437(a) under the Securities Act which relieves an issuer from the obligation to obtain the consent of Arthur Andersen in certain cases. Because Arthur Andersen has not consented to the inclusion of their report in this Annual Report on Form 10-K, it may become more difficult for you to seek remedies against Arthur Andersen in connection with any material misstatement or omission that may be contained in our financial statements and schedules for such periods audited by Arthur Andersen. Also, it is unlikely that any assets would be available from Arthur Andersen to satisfy any claims arising from that firm’s provision of auditing services to us, including any claims that may arise out of Arthur Andersen’s audit of our financial statements included or incorporated by reference in this Annual Report on Form 10-K.

Risk Factors Associated With Our Common Stock

Limited Trading Volume of Our Common Stock May Contribute to Its Price Volatility.

Our common stock is traded on The New York Stock Exchange (“NYSE”). For the fourth quarter of 2002, the average daily trading volume for our common stock as reported by the NYSE was approximately 29,420 shares (prior to our stock split in February 2003). Even if we achieve a wider dissemination by means of our recent stock split and the anticipated Offering referred to below, we are uncertain as to whether a more active trading market in our common stock will develop. As a result, relatively small trades may have a significant impact on the price of our common stock.

Certain Provisions of Our Articles of Association, a Shareholder Agreement and Netherlands Law May Have Possible Anti-Takeover Effects.

First Reserve Fund VIII, L.P. (“First Reserve”) and WEDGE Engineering B.V. (WEDGE Engineering”), an affiliate of WEDGE Group Incorporated (“WEDGE”), have recently requested us to register 6,105,528 shares (and up to 7,021,357 shares if the underwriters’ over-allotment option is exercised in full) in connection with a contemplated public offering (“the Offering”). Assuming the anticipated offering is consummated (but without giving effect to the exercise of any options, including the underwriters’ over-allotment option), First Reserve and WEDGE will own approximately 20.7% and 4.5% of our outstanding common shares, respectively. First Reserve (and its affiliates) is generally bound to vote, tender or otherwise act as recommended by the Supervisory Board with respect to proposed business combinations pursuant to the shareholder agreement to which it is party. In addition, our Articles of Association and the applicable law of The Netherlands contain provisions that may be deemed to have anti-takeover effects. Among other things, these provisions provide for a staggered board of Supervisory Directors, a binding nomination process and supermajority voting requirements in the case of shareholder approval for certain significant transactions. Such provisions may delay, defer or prevent a takeover attempt that a shareholder might consider in the best interests of our shareholders. In addition, certain United States tax laws, including those relating to possible classification as a “controlled foreign corporation” described below, may discourage third parties from accumulating significant blocks of our common stock.

A Small Number of Shareholders Own a Large Percentage of Our Stock and Their Interests May Conflict With The Interests of the Company and of Our Other Shareholders.

Assuming the anticipated offering is consummated (and assuming no exercise of the underwriters’ over-allotment option), First Reserve with 20.7% and WEDGE Engineering with 4.5% will own in excess of 25% of our common shares and will be in a position to influence our business and affairs. Although First Reserve is subject to standstill, voting and transfer restrictions in its shareholder agreement with us that limits its ability to control our business, policies and affairs, First Reserve has two designees on our Supervisory Board who are in a position to influence decisions of our Supervisory Board affecting the business and management of our company, including decisions on such matters as the issuance or repurchase of common stock, the declaration of dividends, mergers and other business combination transactions, as well as transactions which may involve First Reserve. The interests of First Reserve and WEDGE may conflict with our interests and interests of our other shareholders.

Existing Shareholders May Sell Their Shares, Which Could Depress the Market Price of Our Common Stock.

Our executive officers and directors own a substantial number of shares of common stock that are eligible to be resold into the public market pursuant to Rule 144 (or, in the case of one executive officer, pursuant to a registration right) under the Securities Act of 1933. If these shareholders sell a large number of these shares, the market price of our common stock could decline.

First Reserve and WEDGE Engineering each have certain rights to require us to register their shares of common stock under the Securities Act of 1933 to permit the public sale of such shares, as well as the ability to resell such shares into the public market pursuant to Rule 144. Significant sales of such shares, or the prospect of such sales, may depress the price of our shares.

We Have a Risk of Being Classified as a Controlled Foreign Corporation and Certain Shareholders Who Do Not Beneficially Own Shares May Lose the Benefit of Withholding Tax Reduction or Exemption Under Dutch Legislation.

As a company incorporated in The Netherlands, we would be classified as a “controlled foreign corporation” for United States federal income tax purposes if any United States person acquires 10% or more of our common stock (including ownership through the attribution rules of Section 958 of the Internal Revenue Code of 1986, as amended (the “Code”), each such person, a “U.S. 10% Shareholder”) and the sum of the percentage ownership by all U.S. 10% Shareholders exceeds 50% (by voting power or value) of our common stock. We do not believe we are a “controlled foreign corporation.” However, we may be determined to be a controlled foreign corporation in the future. In the event that such a determination were made, all U.S. 10% Shareholders would be subject to taxation under Subpart F of the Code. The ultimate consequences of this determination are fact-specific to each U.S. 10% Shareholder, but could include possible taxation of such U.S. 10% Shareholder on a pro rata portion of our income, even in the absence of any distribution of such income.

Under the double taxation convention in effect between The Netherlands and the United States (the “Treaty”), dividends paid by Chicago Bridge & Iron Company N.V. (“CB&I N.V.”) to a resident of the United States (other than an exempt organization or exempt pension organization) are generally eligible for a reduction of the 25% Netherlands withholding tax to 15%, or in the case of certain U.S. corporate shareholders owning at least 10% of the voting power of CB&I N.V., 5%, unless the common shares held by such resident are attributable to a business or part of a business that is, in whole or in part, carried on through a permanent establishment or a permanent representative in The Netherlands. Dividends received by exempt pension organizations and exempt organizations, as defined in the Treaty, are completely exempt from the withholding tax. A holder of common shares other than an individual will not be eligible for the benefits of the Treaty if such holder of common shares does not satisfy one or more of the tests set forth in the limitation on benefits provisions of Article 26 of the Treaty. According to an anti-dividend stripping provision, no exemption from, reduction of, or refund of, Netherlands withholding tax will be granted if the ultimate recipient of a dividend paid by CB&I N.V. is not considered to be the beneficial owner of such dividend.

If We Need to Sell or Issue Additional Shares of Common Stock and/or Incur Additional Debt to Finance Future Acquisitions, Your Stock Ownership Could Be Diluted.

Part of our business strategy is to expand into new markets and enhance our position in existing markets throughout the world through acquisition of complementary businesses. In order to successfully complete targeted acquisitions or fund our other activities, we may issue additional equity securities that could be dilutive to our earnings per share and to your stock ownership. Moreover, to the extent an acquisition transaction financed by non-equity consideration results in additional goodwill, it will reduce our tangible net worth, which might have an adverse effect on our credit and bonding capacity.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated in this report by reference contain forward-looking statements. You should read carefully any statements containing the words “expect,” “believe,” “anticipate,” “project,” “estimate,” “predict,” “intend,” “should,” “could,” “may,” “might,” or similar expressions or the negative of any of these terms.

Forward-looking statements involve known and unknown risks and uncertainties. Various factors, such as those listed under “Risk Factors,” may cause our actual results, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Among the factors that could cause our results to differ are the following:

•	our ability to realize cost savings from our expected execution performance of contracts;

•	the uncertain timing and the funding of new contract awards, and project cancellations and operations risks;

•	the expected growth in our primary end markets does not occur;

•	cost overruns on fixed price contracts, and risks associated with percentage of completion accounting;

•	increased competition;

•	lack of necessary liquidity to finance expenditures prior to the receipt of payment for the performance of contracts and to provide bid and performance bonds and letters of credit securing our obligations under our bids and contracts;

•	risks inherent in our acquisition strategy and our ability to obtain financing for proposed acquisitions;

•	adverse outcomes of pending claims or litigation or the possibility of new claims or litigation;

•	proposed revisions to U.S. tax laws that seek to increase income taxes payable by certain international companies;

•	a continued downturn in the economy in general; and

•	disruptions caused by possible war in the Middle East or terrorist attacks in the United States or other countries in which we operate.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future performance or results. We are not obligated to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should consider these risks when reading any forward-looking statements.

Item 2.    Properties

We own or lease the properties used to conduct our business. The capacities of these facilities depend upon the components of the structures being fabricated and constructed. As the mix of structures is constantly changing, the extent of utilization of these facilities cannot be accurately stated. We believe these facilities are adequate to meet our current requirements. The following list summarizes our principal properties:

Location	Type of Facility	Interest
North America
Beaumont, Texas	Engineering, fabrication facility, operations and administrative office	Owned
Beggs, Oklahoma	Fabrication facility	Owned
Clive, Iowa	Fabrication facility, warehouse, operations and administrative office	Owned
Everett, Washington	Fabrication facility, warehouse, operations and administrative office	Leased
Fort Saskatchewan, Canada	Warehouse, operations and administrative office	Owned
Houston, Texas(1)	Engineering, fabrication facility, warehouse, operations and administrative office	Owned
Kankakee, Illinois	Warehouse	Owned
Liberty, Texas	Fabrication facility	Leased
Pittsburgh, Pennsylvania	Warehouse	Owned
Plainfield, Illinois(2)	Engineering, operations and administrative office	Leased
Provo, Utah	Fabrication facility, warehouse, operations and administrative office	Owned
Richardson, Texas	Engineering and administrative office	Leased
San Luis Obispo, California	Warehouse and fabrication facility	Owned
Tulsa, Oklahoma	Engineering, fabrication facility, operations and administrative office	Leased
Tyler, Texas	Engineering, fabrication facility, operations and administrative office	Owned
Warren, Pennsylvania	Fabrication facility	Leased
The Woodlands, Texas(3)	Engineering, operations and administrative office	Leased

Europe, Africa, Middle East
Al Aujam, Saudi Arabia	Fabrication facility and warehouse	Owned
Dubai, United Arab Emirates	Engineering, operations, administrative office and warehouse	Leased

Hoofddorp, the Netherlands	Principal executive office	Leased
Secunda, South Africa	Fabrication facility and warehouse	Leased

Asia Pacific
Bangkok, Thailand	Administrative office	Leased
Batangas, Philippines	Fabrication facility and warehouse	Leased
Cilegon, Indonesia	Fabrication facility and warehouse	Leased
Kwinana, Australia	Fabrication facility, warehouse and administrative office	Owned

Central and South America
Caracas, Venezuela	Administrative and engineering office	Leased
Puerto Ordaz, Venezuela	Fabrication facility and warehouse	Leased

(1)	Warehouse and administrative office are held for sale.
(2)	Sold and leased back to us on June 30, 2001.
(3)	We are presently constructing a new administrative office in The Woodlands, Texas. We are considering a sale and leaseback or similar financing structure for this facility at a future date.

We also own or lease a number of sales, administrative and field construction offices, warehouses and equipment maintenance centers strategically located throughout the world.

Item 3.    Legal Proceedings

Antitrust Proceedings. On October 25, 2001, the U.S. Federal Trade Commission (“FTC”) announced its decision to file an administrative complaint (“the Complaint”) challenging our February 2001 acquisition of certain assets of the Engineered Construction Division of PDM. The Complaint alleges that the acquisition violated Federal antitrust laws by substantially lessening competition in certain field erected specialty industrial storage tank product lines in the United States: LNG tanks, LPG tanks, LIN/LOX/LAR tanks, and thermal vacuum chambers. The FTC is seeking various remedies, including an order that would require us to divest sufficient assets and personnel to re-establish two distinct and separate viable and competing businesses engaged in the design, engineering, fabrication, construction, and sale of the relevant product lines.

We believe the Complaint is without merit. A hearing before an FTC administrative law judge was completed on January 16, 2003 and we are awaiting the decision of the FTC judge We expect the impact of the FTC proceeding on our earnings will be minimal in 2003. While we are unable to assess the ultimate outcome of the litigation or potential effect of any divestiture order or other remedy on our business, financial condition and results of operations, certain of the remedies currently proposed by the FTC, if implemented, could have a material adverse effect on us.

Environmental Matters. Our facilities have operated for many years and substances, which currently are or might be considered hazardous, were used and disposed of at some locations, which will or may require us to make expenditures for remediation. In addition, we have agreed to indemnify parties to whom we have sold facilities for certain environmental liabilities arising from acts occurring before the dates those facilities were transferred. We are aware of no manifestation by a potential claimant of awareness by such claimant of a possible claim or assessment with respect to such facilities. We do not consider it to be probable that a claim will be asserted with respect to such facilities which claim is reasonably possible to have an unfavorable outcome, which in each case would be material to us. We believe that any potential liability for these matters will not have a material adverse effect on our business, financial condition or results of operations.

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

Other. We are a defendant in a number of other lawsuits arising in the normal course of our business. We believe that an estimate of the possible loss or range of possible loss relating to such matters cannot be made. While it is impossible at this time to determine with certainty the ultimate outcome of these lawsuits and although no assurance can be given with respect thereto, based on information currently available to us and our belief as to the reasonable likelihood of the outcomes of such matters, our management believes that adequate provision has been made for probable losses with respect thereto. We believe that the ultimate outcome, after provisions and insurance, will not have a material adverse effect, either individually or in the aggregate, on our business, financial condition or results of operations. The adequacy of reserves applicable to the potential costs of being engaged in litigation and potential liabilities resulting from litigation are reviewed as developments in the litigation warrant.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2002.

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters

Information required by this item can be found in the 2002 Annual Report to Shareholders and is incorporated herein by reference.

Item 6.    Selected Financial Data

Information required by this item can be found in the 2002 Annual Report to Shareholders and is incorporated herein by reference.

Item 7.    Management’s Discussion and Analysis of Results of Operations and Financial Condition

Information required by this item can be found in the 2002 Annual Report to Shareholders and is incorporated herein by reference.

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk

Information required by this item can be found in the 2002 Annual Report to Shareholders and is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data

Consolidated financial statements and Report of Independent Public Accountants can be found in the 2002 Annual Report to Shareholders and are incorporated herein by reference.

Quarterly financial data can be found in the 2002 Annual Report to Shareholders and is incorporated herein by reference.

Additional financial information and schedules can be found in Part IV of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During 2001, and through May 10, 2002, there were no disagreements with our former independent public accountants, on accounting principles or practices, financial statement disclosures, or auditing scope or procedures. Additionally, since engaging Deloitte & Touche on May 10, 2002, we have not had any disagreements on accounting principles or practices, financial statement disclosures, or auditing scope or procedures.

On May 10, 2002, our shareholders voted for leaving it to our Supervisory Board to appoint our independent public accountants. On May 10, 2002, our Supervisory Board approved the decision to engage Deloitte & Touche as our new principal independent public accountants for 2002. Accordingly, on May 10, 2002, our management informed Arthur Andersen that the firm would no longer be engaged as our principal independent accountants. The change in auditors became effective on May 10, 2002 following the completion by Arthur Andersen of its review of our financial statements for the quarter ended March 31, 2002. The report of Arthur Andersen on our consolidated financial statements for the year ended December 31, 2001 did not contain any adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. Further, during 2001 and through May 10, 2002, there were no reportable events as defined in Commission Regulation S-K Item 304 (a)(1)(v) with Arthur Andersen.

We requested that Arthur Andersen furnish us with a letter addressed to the Commission stating whether or not it agreed with the above statements. Arthur Andersen’s letter dated May 14, 2002 was filed as Exhibit 16 to our Form 10-Q dated May 14, 2002.

During 2001, and through May 10, 2002, we did not consult with Deloitte & Touche regarding any of the matters or events as defined in Commission Regulation S-K Item 304(a)(2)(i) and (ii).

PART III

Item 10.    Directors and Executive Officers of the Registrant

The following table sets forth certain information regarding the Supervisory Directors of Chicago Bridge & Iron Company N.V. (“CB&I N.V.”), the executive officers of Chicago Bridge & Iron Company (“CBIC”) and certain Managing Directors of Chicago Bridge & Iron Company B.V. (“CB&I B.V.”). As permitted under the law of The Netherlands, CB&I N.V. does not have executive officers. CB&I B.V. serves as the Managing Director of CB&I N.V.

Name	Age	Position(s)
Gerald M. Glenn	60	Chairman of the Supervisory Board of CB&I N.V.; Chairman, President and Chief Executive Officer and Director of CBIC; Chairman, President and Chief Executive Officer and Managing Director of CB&I B.V.
Jerry H. Ballengee	65	Supervisory Director
Anthony P. Banham	59	Supervisory Director
Ben A. Guill	52	Supervisory Director
J. Charles Jennett	62	Supervisory Director
Vincent L. Kontny	65	Supervisory Director
Gary L. Neale	63	Supervisory Director
L. Donald Simpson	67	Supervisory Director
Marsha C. Williams	51	Supervisory Director
Philip K. Asherman	52	Executive Vice President and Chief Marketing Officer of CBIC; Managing Director of CB&I B.V.
David P. Bordages	52	Vice President—Human Resources and Administration of CBIC
Stephen P. Crain	49	President—Western Hemisphere Operations of CBIC; Managing Director of CB&I B.V.
Richard E. Goodrich	59	Executive Vice President and Chief Financial Officer of CBIC; Managing Director of CB&I B.V.
Robert B. Jordan	53	Executive Vice President and Chief Operating Officer of CBIC; Managing Director of CB&I B.V.
Tom C. Rhodes	49	Vice President, Corporate Controller and Chief Accounting Officer of CBIC
Robert H. Wolfe	53	Secretary of CB&I N.V.;Vice President, General Counsel and Secretary of CBIC; Secretary of CB&I B.V.

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

JERRY H. BALLENGEE has served as a Supervisory Director of the Company since April 1997. Since October, 2001 he has served as Chairman of the Board of Morris Material Handling Company (MMH). Mr. Ballengee served as President and Chief Operating Officer of Union Camp Corporation from July 1994 to May 1999 and served in various other executive capacities and as a member of the Board of Directors of Union Camp Corporation from 1988 to 1999 when the company was acquired by International Paper Company.

ANTHONY P. BANHAM has served as a Supervisory Director since May 10, 2002. He is Vice Chairman of Simmons & Company International, an investment banking firm located in Houston, Texas that focuses on the energy industry. Mr. Banham has been with Simmons & Company since 1976. Prior to joining Simmons & Company, he spent nine years working for Hawker Siddeley Aviation Ltd. in a variety of management capacities. He is past President of the British American Business Association in Houston, a Chairman of the Awty International School Board of Trustees, and a member of the Board of Trustees of the Houston Museum of Natural Science.

BEN A. GUILL has served as a Supervisory Director of the Company since January 2001. He is the President of First Reserve Corporation, a Connecticut-based private equity investment firm, where he has served since October 1998. First Reserve Corporation is the general partner of First Reserve Fund VIII, L.P. Prior to joining First Reserve Corporation, Mr. Guill was a Partner and Managing Director of Simmons & Company International, an investment banking firm located in Houston, Texas which focuses on the energy industry. Mr. Guill had been with Simmons & Company since 1980. He is a member of the board of directors of National-Oilwell, Inc., Superior Energy Services, Inc., Destiny Resource Services Corporation, Dresser, Inc., T-3 Energy Services, Inc., TransMontaigne Inc., and Quanta Services Inc. Mr. Guill received his Bachelor of Arts Degree from Princeton University and his Masters Degree in Finance from the Wharton School of Business at the University of Pennsylvania.

J. CHARLES JENNETT has served as a Supervisory Director of the Company since April 1997. Dr. Jennett is a private engineering consultant. He served as President of Texas A&M International University from 1996 to 2001, when he became President Emeritus. He was Provost and Vice President of Academic Affairs at Clemson University from 1992 through 1996.

VINCENT L. KONTNY has served as a Supervisory Director of the Company since April 1997. He recently retired as Chief Operating Officer of Washington Group International (serving in such position since April 2000), which filed a petition under Chapter 11 of the U.S. Bankruptcy Code on May 14, 2001. Since 1992 he has been the owner and CEO of the Double Shoe Cattle Company. Mr. Kontny was President and Chief Operating Officer of Fluor Corporation from 1990 until September 1994.

GARY L. NEALE has served as a Supervisory Director of the Company since April 1997. He is currently President, CEO and Chairman of the Board of NiSource, Inc., whose primary business is the distribution of electricity, gas and water through utility companies. Mr.

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

MARSHA C. WILLIAMS has served as a Supervisory Director of the Company since April 1997. Since August 2002, she has served as Executive Vice President and Chief Financial Officer of Equity Office Properties Trust, a public real estate investment trust that is an owner and manager of office buildings. From May 1998 to August 2002, she served as Chief Administrative Officer of Crate & Barrel, a specialty retail company. Prior to that, she served as Vice President and Treasurer of Amoco Corporation from December 1997 to May 1998, and Treasurer from 1993 to 1997. Ms. Williams is a director of Selected Funds, Davis Funds and Modine Manufacturing Company (heat transfer products).

PHILIP K. ASHERMAN has been Executive Vice President and Chief Marketing Officer of CBIC since August 2001. From May 2001 to July 2001, he was Vice President — Strategic Sales, Eastern Hemisphere of CBIC. Prior thereto, Mr. Asherman was Senior Vice President of Fluor Global Services and held other executive positions with Fluor Daniel, Inc. operating subsidiaries.

DAVID P. BORDAGES has been the Vice President — Human Resources and Administration of CBIC since February 2002. Prior to that time, Mr. Bordages was Vice President — Human Resources of the Fluor Corporation from April 1989 through February 2002.

STEPHEN P. CRAIN has been President-Western Hemisphere Operations of CBIC since August 2001 and a Managing Director of CB&I B.V. since August 1998. From November 2000 to July 2001, he was Executive Vice President and Chief Marketing Officer of CBIC. From July 1997 to November 2000, Mr. Crain was Vice President — Global Sales and Marketing of CBIC. Prior to that time, Mr. Crain was employed by CBIC or its affiliates in an executive or management capacity.

RICHARD E. GOODRICH has been the Executive Vice President and Chief Financial Officer of CBIC since July 2001. From November 2000 to July 2001, he was Group Vice President — Western Hemisphere Operations of CBIC. From February 1999 to November 2000, Mr. Goodrich was Vice President — Financial Operations of CBIC. Mr. Goodrich was the Vice President — Area Director of Finance, Western Hemisphere for CBIC from June 1998 through February 1999. Prior to that time, Mr. Goodrich was the Director of Strategic Planning — Energy and Chemicals Group of Fluor Daniel, Inc.

ROBERT B. JORDAN has been the Executive Vice President of CBIC since November 2000 and the Chief Operating Officer of CBIC since March 2000 and a Managing Director of CB&I B. V. since February 1998. From February 1998 to November 2000, Mr. Jordan was Vice President — Operations of CBIC. From May 1996 to February 1998, Mr. Jordan was the Senior Vice President — Sales and Operations for the Process Division of BE&K Incorporated located in Birmingham, Alabama. Prior to that time, Mr. Jordan was the Senior Vice President — Sales and Operations for the Process and Industrial Division of Rust Engineering & Construction Inc.

TOM C. RHODES has been the Corporate Controller of CBIC since August 2001. From November 2000 to August 2001, Mr. Rhodes was Vice President — Financial Operations for CBIC and from February 1999 to November 2000, he was Vice President — Area Director of Finance, Western Hemisphere of CBIC. Prior to that time, he was Finance Director of Americas Region for Fluor Daniel, Inc.

ROBERT H. WOLFE has been the Vice President, General Counsel and Secretary of CBIC since November 1996, and the Secretary of CB&I N.V. since its inception. From June 1996 to November 1996, Mr. Wolfe served as a private consultant to Rust Engineering & Construction Inc. (“Rust”). Prior to that time, he served as Vice President, General Counsel and Secretary to Rust.

Information appearing under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2003 Proxy Statement is incorporated herein by reference.

Item 11.    Executive Compensation

Information appearing under “Executive Compensation” in the 2003 Proxy Statement is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Information appearing under “Common Stock Ownership By Certain Persons and Management” in the 2003 Proxy Statement is incorporated herein by reference.

The following table summarizes information, as of December 31, 2002, relating to our equity compensation plans pursuant to which grants of options or other rights to acquire shares of our common stock may be granted from time to time.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,639,338	$9.59	3,059,306
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	4,639,338	$9.59	3,059,306

Item 13.    Certain Relationships and Related Transactions

Information appearing under “Certain Transactions and Relationships” in the 2003 Proxy Statement is incorporated herein by reference.

Item 14.    Controls and Procedures

Within the 90-day period prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the CEO and CFO have concluded the our disclosure controls and procedures are effective in recording, processing, summarizing and reporting information required to be disclosed in our periodic filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of our evaluation.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statements

The following consolidated financial statements and Report of Independent Public Accountants previously incorporated by reference under Item 8 of Part II of this report are herein incorporated by reference.

Reports of Independent Public Accountants

Consolidated Statements of Income—For the years ended December 31, 2002, 2001 and 2000

Consolidated Balance Sheets—As of December 31, 2002 and 2001

Consolidated Statements of Cash Flows—For the years ended December 31, 2002, 2001 and 2000

Consolidated Statements of Changes in Shareholders’ Equity—For the years ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

Financial Statement Schedules

Supplemental Schedule II—Valuation and Qualifying Accounts and Reserves for each of the years ended December 31, 2002, 2001 and 2000 can be found on page 32 of this report.

Schedules, other than the one above, have been omitted because the schedules are either not applicable or the required information is shown in the financial statements or notes thereto previously incorporated by reference under Item 8 of Part II of this report.

Quarterly financial data for the years ended December 31, 2002 and 2001 is shown in the Notes to Consolidated Financial Statements previously incorporated by reference under Item 8 of Part II of this report.

Our interest in 50 percent or less owned affiliates, when considered in the aggregate, does not constitute a significant subsidiary; therefore, summarized financial information has been omitted.

Exhibits

The Exhibit Index on page 33 and Exhibits being filed are submitted as a separate section of this report.

Reports on Form 8-K

No current reports were filed on Form 8-K during the three months ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chicago Bridge & Iron Company N.V.

Date: March 21, 2003	/s/ Richard E. Goodrich
By: Chicago Bridge & Iron Company B.V.
Its: Managing Director
Richard E. Goodrich
Managing Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 21, 2003.

Signature	Title

/s/ Gerald M. Glenn Gerald M. Glenn	Chairman of the Supervisory Board of Registrant, and President, Chief Executive Officer of CBIC (Principal Executive Officer)

/s/ Richard E. Goodrich Richard E. Goodrich	Executive Vice President and Chief Financial Officer of CBIC (Principal Financial Officer)

/s/ Tom C. Rhodes Tom C. Rhodes	Vice President and Corporate Controller of CBIC (Principal Accounting Officer)

/s/ Jerry H. Ballengee	Supervisory Director
Jerry H. Ballengee

/s/ Anthony P. Banham	Supervisory Director
Anthony P. Banham

/s/ Ben A. Guill	Supervisory Director
Ben A. Guill

/s/ J. Charles Jennett	Supervisory Director
J. Charles Jennett

/s/ Vincent L. Kontny Vincent L. Kontny	Supervisory Director

/s/ Gary L. Neale Gary L. Neale	Supervisory Director

/s/ L. Donald Simpson L. Donald Simpson	Supervisory Director

/s/ Marsha C. Williams Marsha C. Williams	Supervisory Director

Registrant’s Agent for Service in the United States

/s/ Robert H. Wolfe Robert H. Wolfe

Schedule II. Supplemental Information on Valuation and Qualifying

Accounts and Reserves

CHICAGO BRIDGE & IRON COMPANY N.V.

Valuation and Qualifying Accounts and Reserves

For Each of the Three Years Ended December 31, 2002

(in thousands)

Column A	Column B	Column C	Column D	Column E
Descriptions	Balance At January 1	Additions Charged to Costs and Expenses(1)	Deductions(2)	Balance at December 31
Allowance for doubtful accounts
2002	$1,256	$2,564	($1,546)	$2,274
2001	1,300	527	(571)	1,256
2000	1,054	552	(306)	1,300

(1)	Includes $537 of allowances obtained through our acquisition of HBI in 2000.

(2)	Deductions generally represent utilization of previously established reserves or adjustments to reverse unnecessary reserves due to subsequent collections.

EXHIBIT INDEX

3(14)	Amended Articles of Association of the Company (English translation)

4.1(2)	Specimen Stock Certificate

4.2

Shareholder Agreement dated as of December 28, 2000 (as amended by an Amendment thereto dated as of February 7, 2001) among WEDGE Group Incorporated, Registrant and certain shareholders of Registrant is incorporated by reference to (i) Exhibit 7 of Registrant’s Current Report on Form 8-K dated January 8, 2001 and (ii) Exhibit 7 of Registrant’s Current Report on Form 8-K dated February 22, 2001.

4.3(1)	Amendment No. 2 to Shareholder Agreement dated as of March 19, 2003 among WEDGE Group Incorporated, the Company and certain shareholders of the Company.

4.4

Shareholder Agreement dated as of December 28, 2000 (as amended by an Amendment thereto dated as of February 7, 2001) among First Reserve Fund VIII L.P., Registrant and certain shareholders of Registrant is incorporated by reference to (i) Exhibit 6 of Registrant’s Current Report on Form 8-K dated January 8, 2001 and (ii) Exhibit 6 of Registrant’s Current Report on Form 8-K dated February 22, 2001.

10.1(2)	Form of Indemnification Agreement between the Company and its Supervisory and Managing Directors

10.2(3)	The Company’s Annual Incentive Compensation Plan

10.3(4)	The Company’s 1997 Long-Term Incentive Plan As amended September 1, 1998

10.4(3)	The Company Deferred Compensation Plan

10.5	The Company’s Management Defined Contribution Plan As amended September 1, 1999 (7)

(a) Agreement between the Company and Gerald M. Glenn dated September 1, 1999 (7)

(b) Amended Agreement between the Company and Gerald M. Glenn dated February 21, 2002 (12)

10.6(3)	The Company’s Excess Benefit Plan

10.7(2)	Form of the Company’s Supplemental Executive Death Benefits Plan

10.8(2)	Employment Agreements Including Special Stock-Based, Long-Term Compensation Related to the Common Share Offering between the Company and Certain Executive Officers

10.9(6)	Form of Amended Termination Agreements between the Company and Certain Executive Officers

10.10(2)	Separation Agreement

10.11(2)	Form of Amended and Restated Tax Disaffiliation Agreement

10.12(2)	Employee Benefits Separation Agreement

10.13(2)	Conforming Agreement

10.14(3)	Employment Agreement Letters between the Company and Robert B. Jordan

10.15(4)	The Company’s Supervisory Board of Directors Fee Payment Plan

10.16(4)	The Company’s Supervisory Board of Directors Stock Purchase Plan

10.17(9)	The Chicago Bridge & Iron 1999 Long-Term Incentive Plan As amended December 15, 2000.

10.18(5)	The Company’s Incentive Compensation Program

10.19(6)	The Company’s Equity Forward Purchase Contract

10.20(9)	Change of Control Severance Agreements between the Company and certain Executive Officers

10.20(a)(10)	Waiver to Certain Sections of Change of Control Severance Agreements between the Company and Certain Executive Officers

10.21(11)	Senior Executive Relocation Loan Agreements between the Company and Certain Executive Officers.

(a) Agreement between the Company and Gerald M. Glenn dated September 13, 2001

(b) Agreement between the Company and Stephen P. Crain dated September 13, 2001

(c) Agreement between the Company and Robert B. Jordan dated September 13, 2001

(d) Agreement between the Company and Robert H. Wolfe dated September 13, 2001

10.22(13)	Employment Agreement Letter between the Company and David P. Bordages

10.23(15)	364-Day “Revolving Credit Facility Agreement dated August 19, 2002”

10.24(15)	Four-Year “Revolving Credit Facility Agreement dated August 19, 2002”

13(1)	Portion of the 2002 Annual Report to Shareholders

16(13)	Letter regarding change in Certifying Auditor

21(1)	List of Significant Subsidiaries

23(1)	Consent and Report of the Independent Public Accountants

99.1(12)	Letter to Securities and Exchange Commission regarding Arthur Andersen

99.2(1)	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3(1)	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.4(1)	Certification Pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.5(1)	Certification Pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith

(2)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-18065)

(3)	Incorporated by reference from the Company’s 1997 Form 10-K dated March 31, 1998

(4)	Incorporated by reference from the Company’s 1998 Form 10-Q dated November 12, 1998

(5)	Incorporated by reference from the Company’s 1999 Form 10-Q dated May 14, 1999

(6)	Incorporated by reference from the Company’s 1999 Form 10-Q dated August 13, 1999

(7)	Incorporated by reference from the Company’s 1999 Form 10-Q dated November 12, 1999

(8)	Incorporated by reference from the Company’s Form 8-K dated January 18, 2000

(9)	Incorporated by reference from the Company’s 2000 Form 10-K dated March 29, 2001

(10)	Incorporated by reference from the Company’s 2001 Form 10-Q dated August 14, 2001

(11)	Incorporated by reference from the Company’s 2001 Form 10-Q dated November 14, 2001

(12)	Incorporated by reference from the Company’s 2001 Form 10-K dated April 1, 2002

(13)	Incorporated by reference from the Company’s 2002 Form 10-Q dated May 14, 2002

(14)	Incorporated by reference from the Company’s 2002 Form 10-Q dated August 14, 2002

(15)	Incorporated by reference from the Company’s 2002 Form 10-Q dated November 13, 2002