Form 10-Q
period 2003-03-31
CHICAGO BRIDGE & IRON CO N V
filed 2003-05-15
CIK 1027884

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2003

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

YES  [X]       NO  [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the exchange act).

YES  [X]       NO  [   ]

The number of shares outstanding of a single class of common stock as of March 31, 2003 - 44,456,725

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
Table of Contents

		Page
PART I	FINANCIAL INFORMATION
Item 1	Consolidated Financial Statements
	Statements of Income
	Three Months Ended March 31, 2003 and 2002	3
	Balance Sheets
	March 31, 2003 and December 31, 2002	4
	Statements of Cash Flows
	Three Months Ended March 31, 2003 and 2002	5
	Notes to Consolidated Financial Statements	6
Item 2	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	13
Item 3	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4	Controls and Procedures	19
PART II	OTHER INFORMATION
Item 1	Legal Proceedings	19
Item 6	Exhibits and Reports on Form 8-K	20
SIGNATURES		21

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Revenues	$322,309	$259,272
Cost of revenues	282,648	224,182

Gross profit	39,661	35,090
Selling and administrative expenses	19,198	17,907
Intangibles amortization (Note 4)	638	626
Other operating income, net	(136)	(419)
Exit costs	—	1,159

Income from operations	19,961	15,817
Interest expense	(1,687)	(1,813)
Interest income	466	346

Income before taxes and minority interest	18,740	14,350
Income tax expense	(5,611)	(4,018)

Income before minority interest	13,129	10,332
Minority interest in income	(365)	(74)

Net income	$12,764	$10,258

Net income per share (Note 1):
Basic	$0.29	$0.24
Diluted	$0.28	$0.24
Weighted average shares outstanding:
Basic	44,394	42,030
Diluted	46,248	43,546
Dividends on shares:
Amount	$1,776	$1,262
Per share	$0.04	$0.03

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2003	2002

	(Unaudited)
Assets
Cash and cash equivalents	$98,840	$102,536
Accounts receivable, net of allowance for doubtful accounts of $1,940 in 2003 and $2,274 in 2002	155,742	172,933
Contracts in progress with earned revenues exceeding related progress billings	98,152	76,211
Deferred income taxes	15,059	17,105
Assets held for sale	1,958	1,958
Other current assets	12,105	11,680

Total current assets	381,856	382,423

Property and equipment, net	113,628	109,271
Long-term receivable	19,785	19,785
Deferred income taxes	7,533	8,277
Goodwill	159,509	157,903
Other intangibles	32,918	33,556
Other non-current assets	35,964	29,221

Total assets	$751,193	$740,436

Liabilities
Notes payable	$19	$14
Accounts payable	77,286	84,413
Accrued liabilities	59,918	74,655
Contracts in progress with progress billings exceeding related earned revenues	136,679	122,357
Income taxes payable	4,218	5,631

Total current liabilities	278,120	287,070

Long-term debt	75,000	75,000
Other non-current liabilities	69,060	62,461
Minority interest in subsidiaries	34,571	33,758

Total liabilities	456,751	458,289

Shareholders’ Equity
Common stock, Euro .01 par value; authorized: 80,000,000 in 2003 and 2002; issued: 44,565,172 in 2003 and 2002; outstanding: 44,456,725 in 2003 and 44,325,744 in 2002	450	210
Additional paid-in capital	244,733	245,916
Retained earnings	78,812	68,064
Stock held in Trust	(11,690)	(12,332)
Treasury stock, at cost; 108,447 in 2003 and 239,428 in 2002	(1,392)	(2,836)
Accumulated other comprehensive loss	(16,471)	(16,875)

Total shareholders’ equity	294,442	282,147

Total liabilities and shareholders’ equity	$751,193	$740,436

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Cash Flows from Operating Activities
Net income	$12,764	$10,258
Adjustments to reconcile net income to net cash provided by operating activities:
Exit costs, net of deferred income taxes of $0 and $394	—	765
Payments related to exit costs	(1,395)	(2,589)
Depreciation and amortization	4,855	4,862
Gain on sale of property and equipment	(136)	(419)
Change in operating assets and liabilities (see below)	(10,461)	(18,395)

Net cash provided by/(used in) operating activities	5,627	(5,518)

Cash Flows from Investing Activities
Cost of business acquisitions, net of cash acquired	(450)	(4,658)
Capital expenditures	(8,539)	(2,678)
Proceeds from sale of property and equipment	371	2,348

Net cash used in investing activities	(8,618)	(4,988)

Cash Flows from Financing Activities
Increase/(decrease) in notes payable	5	(30)
Purchase of treasury stock	(220)	(296)
Issuance of treasury stock	1,286	1,156
Dividends paid	(1,776)	(1,262)

Net cash used in financing activities	(705)	(432)

Decrease in cash and cash equivalents	(3,696)	(10,938)
Cash and cash equivalents, beginning of the year	102,536	50,478

Cash and cash equivalents, end of the period	$98,840	$39,540

Change in Operating Assets and Liabilities
Decrease in receivables, net	$17,191	$8,184
Increase in contracts in progress, net	(7,619)	(7,888)
Decrease in accounts payable	(7,127)	(7,389)

Change in contract capital	2,445	(7,093)
(Increase)/decrease in other current assets	(425)	2,040
Increase/(decrease) in income taxes payable and deferred income taxes	1,377	(2,593)
Decrease in accrued and other non-current liabilities	(7,733)	(7,563)
Increase in other	(6,125)	(3,186)

Total	$(10,461)	$(18,395)

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003
(in thousands, except per share data)
(Unaudited)

1.   Significant Accounting Policies

Basis of Presentation — The accompanying unaudited consolidated financial statements for Chicago Bridge & Iron Company N.V. and Subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our 2002 Annual Report on Form 10-K.

In our opinion, all adjustments necessary to present fairly our financial position as of March 31, 2003 and the results of our operations and cash flows for the period then ended have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

New Accounting Standards — In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated assets’ retirement costs. We adopted this statement effective January 1, 2003, and determined that it did not have a significant impact on our financial statements as of that date.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 replaces Issue 94-3. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We adopted this statement effective January 1, 2003, and determined that it did not have a significant impact on our financial statements as of that date.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” This standard permits two additional transition methods for entities that adopt the fair-value-based method of accounting for stock-based employee compensation and amends the disclosure requirements in both annual and interim financial statements. We will continue to apply Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options. The amended interim disclosure requirements of SFAS No. 148 are presented in our Stock Plans discussion.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” The interpretation states that certain variable interest entities may be required to be consolidated into the results of operations and financial position of the entity that is the primary beneficiary. The change may be made prospectively with a cumulative-effect adjustment in the period first applied or by restating previously issued financial statements. The interpretation becomes effective July 1, 2003. We are currently assessing the impact, if any, that the new interpretation will have on our consolidated financial statements.

Stock Plans — We account for stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock, subject to any vesting provisions.

Had compensation expense for the Employee Stock Purchase Plan and stock options granted under the Incentive Plans been determined consistent with the fair value method of FASB Statement No. 123 (using the Black-Scholes pricing model), our net income and net income per common share would have been reduced to the following pro forma amounts:

	Three Months Ended
	March 31,

	2003	2002

Net Income
As reported net income	$12,764	$10,258
Pro forma net income	$11,841	$9,448
Net Income Per Share - Basic
As reported net income	$0.29	$0.24
Pro forma net income	$0.27	$0.22
Net Income Per Share - Diluted
As reported net income	$0.28	$0.24
Pro forma net income	$0.26	$0.22

Using the Black-Scholes option-pricing model, the fair value of each option grant is estimated on the date of grant based on the following weighted-average assumptions:

	Three Months Ended
	March 31,

	2003	2002

Risk-free interest rate	3.29%	4.80%
Expected dividend yield	1.08%	0.89%
Expected volatility	36.53%	42.95%
Expected life in years	6	6

Per Share Computations

Basic earnings per share (EPS) is calculated by dividing our net income by the weighted average number of common shares outstanding for the period, which includes stock held in trust. Diluted EPS reflects the assumed conversion of all dilutive securities, consisting of employee stock options, restricted shares and directors deferred fee shares. Excluded from our per share calculations for the quarter were 211 shares, as they were considered antidilutive due to their exercise price exceeding the market price of the shares.

The following schedule reconciles the income and shares utilized in the basic and diluted EPS computations:

	Three Months Ended
	March 31,

	2003	2002

Net income	$12,764	$10,258

Weighted average shares outstanding — basic	44,394	42,030
Effect of stock options	1,803	1,452
Effect of restricted shares	2	18
Effect of directors deferred fee shares	49	46

Weighted average shares outstanding — diluted	46,248	43,546

Net income per share
Basic	$0.29	$0.24
Diluted	$0.28	$0.24

2.   Exit or Disposal Costs

Effective January 1, 2003, we were required to record costs for exit or disposal activities in accordance with SFAS No. 146. However, there were no exit or disposal activities initiated after January 1, 2003. Moving, replacement personnel and integration costs will be recorded as incurred. The change for the three months ended March 31, 2003 in our accrued expense balances relating to exit or disposal activities were as follows:

		Facilities
	Personnel	and Other	Total

Balance at December 31, 2002	$3,621	$492	$4,113
Cash payments	(1,395)	—	(1,395)

Balance at March 31, 2003	$2,226	$492	$2,718

Personnel — Personnel accruals include severance and personal moving costs associated with the relocation, closure or downsizing of offices and a voluntary resignation offer.

Facilities and Other — Facilities and other accruals include costs related to the sale, closure, downsizing or relocation of operations.

3.   Comprehensive Income

Comprehensive income for the three months ended March 31, 2003 and 2002 is as follows:

	Three Months
	Ended March 31,

	2003	2002

Net income	$12,764	$10,258
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	378	(1,224)
Cash flow hedge of debt issuance	26	26

Comprehensive income	$13,168	$9,060

Accumulated other comprehensive loss reported on our balance sheet at March 31, 2003 includes $15,105 of cumulative translation adjustment, $342 of unrealized loss on debt securities and $1,024 of minimum pension liability adjustments.

4.   Goodwill and Other Intangibles

Goodwill

General — At March 31, 2003 and December 31, 2002, our goodwill balances were $159,509 and $157,903 respectively, attributable to the excess of the purchase price over the fair value of assets acquired relative to acquisitions within our North America segment. The increase reflects additional purchase consideration related to contingent earnout obligations associated with our Howe-Baker acquisition.

Impairment Testing — SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”) prescribed a two-phase process for impairment testing of goodwill, which is performed annually, absent any indicators of impairment. The first phase screens for impairment, while the second phase (if necessary) measures the impairment. We have elected to perform our annual analysis at the end of the third calendar quarter of each year. No indicators of impairment were identified during the first quarter of 2003.

Other Intangible Assets

The following table provides information concerning our other intangible assets as of March 31, 2003 and December 31, 2002:

	March 31, 2003		December 31, 2002

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets
Technology (3 to 11 years)	$6,221	$(2,814)	$6,221	$(2,487)
Non-compete agreements (4 to 8 years)	4,810	(1,986)	4,810	(1,766)
Strategic alliances, customer contracts, patents (3 to 11 years)	2,775	(805)	2,775	(714)

Total	$13,806	$(5,605)	$13,806	$(4,967)

Unamortized intangible assets
Tradenames	$24,717		$24,717

5.   Financial Instruments

Forward Contracts — At March 31, 2003 our forward contracts to hedge intercompany loans, which mature within eight days following quarter end, are summarized as follows:

			Weighted Average
Currency Sold	Currency Purchased	Contract Amount	Contract Rate

Euros	U.S. Dollars	$3,658	0.91
British Pounds	U.S. Dollars	954	0.63
U.S. Dollars	Canadian Dollars	1,360	1.47
U.S. Dollars	Australian Dollars	19,013	1.63

At March 31, 2003 our forward contracts to economically hedge certain operating exposures, which mature within the next five months, included $6,446 and $125 to buy Euros and sell South African Rand, respectively. These contracts were not designated as “hedges” under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

6.   Segment Information

We manage our operations by four geographic segments: North America; Europe, Africa, Middle East; Asia Pacific; and Central and South America. Each geographic area offers similar services.

The Chief Executive Officer evaluates the performance of these four segments based on revenues and income from operations excluding exit costs. Each segment’s performance reflects the allocation of corporate costs, which were based primarily on revenues. Intersegment revenues are not material.

	Three Months Ended
	March 31,

	2003	2002

Revenues
North America	$204,150	$195,299
Europe, Africa, Middle East	58,953	23,320
Asia Pacific	41,032	11,000
Central and South America	18,174	29,653

Total revenues	$322,309	$259,272

Income From Operations, Excluding Exit Costs
North America	$11,500	$10,518
Europe, Africa, Middle East	3,560	348
Asia Pacific	1,313	(461)
Central and South America	3,588	6,571

Total income from operations, excluding exit costs	$19,961	$16,976

Exit Costs	$—	$1,159

Income From Operations
North America	$11,500	$9,776
Europe, Africa, Middle East	3,560	112
Asia Pacific	1,313	(510)
Central and South America	3,588	6,439

Total income from operations	$19,961	$15,817

7.   Commitments and Contingencies

Antitrust Proceedings — On October 25, 2001, the U.S. Federal Trade Commission (“FTC”) announced its decision to file an administrative complaint (the “Complaint”) challenging our February 2001 acquisition of certain assets of the Engineered Construction Division of Pitt-Des Moines Inc. (“PDM”). The FTC’s Complaint alleges that our acquisition of these assets violated Section 7 of the Clayton Antitrust Act and Section 5 of the Federal Trade Commission Act by threatening to substantially lessen competition in four specific markets in which both we and PDM had competed in the United States: liquefied natural gas storage tanks constructed in the United States as well as associated facilities; liquefied nitrogen, liquefied oxygen and liquefied argon storage tanks constructed in the United States; low pressure gas storage tanks constructed in the United States; and field erected thermal vacuum chambers (used for the testing of satellites) constructed in the United States. The FTC’s Complaint asserts that the consequence of the acquisition will be increased prices in these four markets.

A trial before an FTC Administrative Law Judge was concluded on January 16, 2003. We believe that the FTC’s Complaint is without merit because of the low barriers to entry for competitors who wish to enter these markets, the actual entry by certain such competitors into these markets since the acquisition, the low post-acquisition prices and post-acquisition competitive success of our competitors in these markets, the sophistication of our customers in these markets, and the de minimus amount of commerce in the United States affected by the transaction. Evidence concerning these and other issues was presented to the FTC Administrative Law Judge during the trial. A decision from the FTC Administrative Law Judge is currently expected by mid-June, 2003.

We expect the impact of the FTC proceeding on our earnings in 2003 will be minimal. While we are unable to assess the ultimate outcome of the litigation or potential effect of any divestiture order or other remedy on our business, financial condition and results of operations, certain of the remedies currently proposed by the FTC, if implemented, could have a material adverse effect on us.

We are a defendant in a number of lawsuits arising in the normal course of business. Management, based on information available at the end of each reporting period as to the reasonable likelihood of the outcomes of such matters, determines an accrual for probable losses. During the quarter ended March 31, 2003, we increased our litigation accrual and cost of revenues by $1 million related to personal injury litigation where settlement was reached. Also, during the quarter, we were named as a defendant in a number of other personal injury lawsuits, as to which we do not currently believe the asserted claims will have a material adverse effect on our results of operations or financial position. We have historically been successful in defending ourself in similar legal actions and plan to vigorously defend against these recent claims. As a matter of standard policy, we continually review our litigation accrual and as further information is known on pending cases, increases or decreases, as appropriate, may be recorded in accordance with Statement of Financial Accounting Standard No. 5, “ Accounting for Contingencies”.

8.   Subsequent Event

On April 29, 2003, we acquired certain assets of Petrofac Inc., an engineering, procurement and construction (EPC) company servicing the hydrocarbon processing industry, for consideration of $25.6 million. The acquired operations, including approximately 230 employees located in facilities in Tyler, Texas, will be fully integrated with our process and technology group and will expand our capacity to engineer, fabricate and install EPC projects for the oil refining, oil production, gas treating and petrochemical industries.

Item 2 - Management’s Discussion and Analysis of Financial Condition
and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes.

Results of Operations

For the three months ended March 31, 2003, new business taken was $324.7 million compared with $424.2 million in 2002. The Qatif 2 gas/oil separation plant project in Saudi Arabia, valued at $105 million, was awarded in the first quarter of 2002, while there were no awards of this magnitude in the first quarter of 2003. New contracts during the quarter included an award for a butane storage facility in China and three clean fuels-related projects in the United States. Backlog at March 31, 2003 stood at $1.3 billion compared with $997 million at the end of the first quarter of 2002 and $1.3 billion at year-end 2002.

Revenues for the first quarter of 2003 grew 24% to $322.3 million from $259.3 million in the first quarter of 2002. Revenues increased substantially in the Europe, Africa, Middle East (EAME) and the Asia Pacific (AP) segments, due primarily to the strong backlog going into the year, with large projects now under way in Saudi Arabia and Australia. Revenues increased in the North America segment, due mainly to a higher volume of process-related work, but declined in the Central and South America (CSA) segment, as a result of lower new awards during 2002 in certain Latin American markets.

Gross profit for the three months ended March 31, 2003 was $39.7 million or 12.3% of revenues compared with $35.1 million or 13.5% of revenues in 2002. Gross margin performance was consistent with as-sold margins, but slightly lower than the previous year due to the mix of projects being executed in the first quarter.

Selling and administrative expenses for the three months ended March 31, 2003 were $19.2 million, or 6.0% of revenues compared with $17.9 million, or 6.9% of revenues in the comparable 2002 period.

No exit or disposal cost activities were initiated in the first quarter of 2003. During the first quarter of 2002 we incurred exit costs of $1.2 million, consisting mainly of moving-related and severance costs in connection with the relocation of our administrative office from Illinois to Texas.

Income from operations for the first quarter of 2003 increased 26% to $20.0 million from $15.8 million in the prior year quarter. North America segment results increased primarily as a result of a higher volume of process-related work and good project performance in the industrial storage business. Increased revenues in the EAME segment combined with strong project execution enabled the region to post significantly improved operating income. The AP segment posted strong operating results in the first quarter compared with a loss in the prior year, as improved results in Australia and new work in China more than offset weak economic conditions in the rest of Southeast Asia. Operating income decreased in the CSA segment, reflecting lower revenues.

Net income for the first quarter of 2003 was $12.8 million or $0.28 per diluted share compared with $10.3 million or $0.24 per diluted share for the first quarter of 2002.

Liquidity and Capital Resources

At March 31, 2003, cash and cash equivalents equaled $98.8 million. During the first quarter of 2003, our operations generated $5.6 million of cash flows, attributable to strong profitability. The overall positive cash flow was partially offset by payments to fund incentive compensation and employee benefit programs.

In the first quarter of 2003, we expended $8.5 million for capital expenditures, which included $4.8 million for the construction costs of our new administrative office in Texas. Additionally, we reported proceeds of $0.4 million related to the sale of property and equipment. Our utilization of cash also included $0.5 million to purchase the remaining 50% interest in our CBI Sino Thai, Ltd subsidiary. Subsequent to March 31, 2003, we purchased certain assets of Petrofac Inc., for approximately $25.6 million. We paid $10.0 million of cash at closing and agreed to pay $7.9 million on or before June 27, 2003, and the remaining $7.7 million in various installments prior to May 2004.

In connection with our acquisition of Howe-Baker, we assumed two earnout arrangements, which are contingent upon the performance of the underlying acquired entities, that have and will continue to require us to make cash payments to the previous owners. One of the arrangements expires in July 2004 while the other arrangement was scheduled to expire on or before December 31, 2008, subject to certain of our call rights and the put rights of the previous owners. On April 30, 2003 we notified the previous owners relating to one of these earnout arrangements of our intent to exercise our call option to settle the earnout obligation recognized through December 31, 2002 and limit the remaining earnout period to expire on December 31, 2005, with a final cash payment by June 2006. If the call option is exercised, we will be required to make a $12.6 million cash payment in June 2003 to settle the earnout obligation recognized through December 31, 2002. At March 31, 2003 our total contingent earnout obligations totaled $11.2 million, of which $9.9 million is reported in minority interest in subsidiaries, and $1.3 million is reported in accrued liabilities. Consistent with the provisions of SFAS No. 141, “Business Combinations,” any additional purchase consideration will be allocated to goodwill when recognized. We continue to evaluate and selectively pursue opportunities for expansion of our business through acquisition of complementary businesses. These acquisitions, if they arise, may involve the use of cash or, depending upon the size and terms of the acquisition, may require debt or equity financing.

Net cash flows utilized for financing activities were $0.7 million. $1.8 million was utilized for cash dividends.

Our primary internal source of liquidity is cash flow generated from operations. Capacity under revolving credit agreements is also available, if necessary, to fund operating or investing activities. We have a four-year $125 million revolving credit facility and a 364-day $50 million revolving credit facility which terminate in August 2006 and August 2003, respectively. Both facilities are committed and unsecured. As of March 31, 2003, no direct borrowings existed under either facility, but we had issued $73.1 million of letters of credit under the four-year facility. As of March 31, 2003, we had $101.9 million of available capacity under these facilities for future operating or investing needs. The facilities contain certain restrictive covenants including minimum levels of net worth, interest coverage, fixed charge and leverage ratios, among other restrictions. The facilities also place restrictions on us with regard to subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, and mergers and acquisitions, among other restrictions. Our $75 million of senior notes also contain a number of restrictive covenants, including minimum levels of net worth and debt and fixed charge ratios, among other restrictions. The notes also place restrictions on us with regard to investments, other debt, subsidiary indebtedness, sales of assets, liens, nature of business conducted and mergers, among other restrictions. We were in compliance with all covenants at March 31, 2003.

We also have various short-term, uncommitted revolving credit facilities across several geographic regions of approximately $215 million. These facilities are generally used to provide letters of credit or bank guarantees to customers in the ordinary course of business to support advance payments, as performance guarantees or in lieu of retention on our contracts. At March 31, 2003, we had available capacity of $84 million under these uncommitted facilities. In addition to providing letters of credit or bank guarantees, we also issue surety bonds in the ordinary course of business to support our contract performance.

As of March 31, 2003, the following commitments were in place to support our ordinary course obligations:

		Amounts of Commitments by Expiration Period

(In thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Letters of Credit/Bank Guarantees	$204,117	$96,383	$92,312	$15,385	$37
Surety Bonds	319,990	267,042	52,923	25	—

Total Commitments	$524,107	$363,425	$145,235	$15,410	$37

Note: Includes $17,808 of letters of credit and surety bonds issued in support of our insurance program.

For the remainder of 2003, capital expenditures are anticipated to be in the $22.5 to $27.5 million range, which includes approximately $12.0 million for completion of our new administrative office. We believe funds generated by operations, amounts available under existing credit facilities and external sources of liquidity, such as the issuance of debt and equity instruments, will be sufficient to finance capital expenditures and working capital needs for the foreseeable future. However, there can be no assurance that such funding will be available, as our ability to generate cash flows from operations and our ability to access funding under the revolving credit facilities may be impacted by a variety of business, economic, legislative, financial and other factors which may be outside of our control. Additionally, while we currently have a significant, uncommitted bonding facility, primarily to support various commercial provisions in our engineering and construction contracts, a termination or reduction of the bonding facility could result in the utilization of letters of credit in lieu of performance bonds, thereby reducing our available capacity under the revolving credit facilities. Although we do not anticipate a reduction or termination of the bonding facility, there can be no assurance that such a facility will be available at reasonable terms to service our ordinary course obligations.

Antitrust Proceedings — On October 25, 2001, the U.S. Federal Trade Commission (“FTC”) announced its decision to file an administrative complaint (the “Complaint”) challenging our February 2001 acquisition of certain assets of the Engineered Construction Division of PDM. The FTC’s Complaint alleges that our acquisition of these assets violated Section 7 of the Clayton Antitrust Act and Section 5 of the Federal Trade Commission Act by threatening to substantially lessen competition in four specific markets in which both we and PDM had competed in the United States: liquefied natural gas storage tanks constructed in the United States as well as associated facilities; liquefied nitrogen, liquefied oxygen and liquefied argon storage tanks constructed in the United States; low pressure gas storage tanks constructed in the United States; and field erected thermal vacuum chambers (used for the testing of satellites) constructed in the United States. The FTC’s Complaint asserts that the consequence of the acquisition will be increased prices in these four markets.

A trial before an FTC Administrative Law Judge was concluded on January 16, 2003. We believe that the FTC’s Complaint is without merit because of the low barriers to entry for competitors who wish to enter these markets, the actual entry by certain such competitors into these markets since the acquisition, the low post-acquisition prices and post-acquisition competitive success of our competitors in these markets, the sophistication of our customers in these markets, and the de minimus amount of commerce in the United States affected by the transaction. Evidence concerning these and other issues was presented to the FTC Administrative Law Judge during the trial. A decision from the FTC Administrative Law Judge is currently expected by mid-June, 2003.

We expect the impact of the FTC proceeding on our earnings in 2003 will be minimal. While we are unable to assess the ultimate outcome of the litigation or potential effect of any divestiture order or other remedy on our business, financial condition and results of operations, certain of the remedies currently proposed by the FTC, if implemented, could have a material adverse effect on us.

Other Proceedings — We are a defendant in a number of lawsuits arising in the normal course of business. Management, based on information available at the end of each reporting period as to the reasonable likelihood of the outcomes of such matters, determines an accrual for probable losses. During the quarter ended March 31, 2003, we increased our litigation accrual and cost of revenues by $1 million related to personal injury litigation where settlement was reached. Also, during the quarter, we were named as a defendant in a number of other personal injury lawsuits, as to which we do not currently believe the asserted claims will have a material adverse effect on our results of operations or financial position. We have historically been successful in defending ourself in similar legal actions and plan to vigorously defend against these recent claims. As a matter of standard policy, we continually review our litigation accrual and as further information is known on pending cases, increases or decreases, as appropriate, may be recorded in accordance with Statement of Financial Accounting Standard No. 5, “Accounting for Contingencies”.

Off-Balance Sheet Arrangements

We use operating leases for facilities and equipment when they make economic sense. In 2001, we entered into a sale (for approximately $14.0 million) and leaseback transaction of our Plainfield, Illinois administrative office with a lease term of 20 years. The leaseback structure’s future payments are accounted for as an operating lease. Rentals under this and all other lease commitments are reflected in rental expense.

We have no other off-balance sheet arrangements.

New Accounting Standards

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated assets’ retirement costs. We adopted this statement effective January 1, 2003, and determined that it did not have a significant impact on our financial statements as of that date.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 replaces Issue 94-3. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We adopted this statement effective January 1, 2003, and determined that it did not have a significant impact on our financial statements as of that date.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” This standard permits two additional transition methods for entities that adopt the fair-value-based method of accounting for stock-based employee compensation and amends the disclosure requirements in both annual and interim financial statements. We will continue to apply Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options. The amended interim disclosure requirements of SFAS No. 148 are provided in the notes to the Consolidated Financial Statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” The interpretation states that certain variable interest entities may be required to be consolidated into the results of operations and financial position of the entity that is the primary beneficiary. The change may be made prospectively with a cumulative-effect adjustment in the period first applied or by restating previously issued financial statements. The interpretation becomes effective July 1, 2003. We are currently assessing the impact, if any, that the new interpretation will have on our consolidated financial statements.

Critical Accounting Policies

The discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition — We recognize revenues using the percentage-of-completion method. Contract revenues are accrued based generally on the percentage that costs-to-date bear to total estimated costs. We follow the guidance of Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” for accounting policy relating to our use of the percentage-of-completion method, estimating costs, revenue recognition and claim recognition. The use of estimated cost to complete each contract, while the most widely recognized method used for percentage-of-completion accounting, is a significant variable in the process of determining income earned and is a significant factor in the accounting for contracts. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Contract revenue reflects the original contract price adjusted for agreed-upon change orders and estimated minimum recoveries of claims. Although successful, this contracting model has inherent risks. Losses expected to be incurred on contracts in progress are charged to income as soon as such losses are known. A significant portion of our work is performed on a fixed price or lump sum basis. The balance of projects is primarily performed on variations of cost reimbursable and target price approaches. Progress billings in accounts receivable are currently due and exclude retentions until such amounts are due in accordance with contract terms. We have a history of proven success in estimating and bidding lump sum, fixed price contracts. However, due to the various estimates inherent in our contract accounting, actual results could differ from those estimates.

Credit Extension — We extend credit to customers and other parties in the normal course of business only after a review of the potential customer’s credit worthiness. Additionally, management reviews the commercial terms of all significant contracts before entering into a contractual arrangement. We regularly review outstanding receivables and provide for estimated losses through an allowance for doubtful accounts. In evaluating the level of established reserves, management makes judgments regarding the parties’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required.

Estimated Reserves for Insurance Matters — We maintain insurance coverage for various aspects of our business and operations. However, we retain a portion of anticipated losses through the use of deductibles and self-insured retentions for our exposures related to third-party liability and workers’ compensation. Management regularly reviews estimates of reported and unreported claims and provides for losses through insurance reserves. As claims develop and additional information becomes available, adjustments to loss reserves may be required.

Recoverability of Goodwill — Effective January 1, 2002, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 142 states that goodwill and indefinite-lived intangible assets are no longer to be amortized but are to be reviewed annually for impairment. The goodwill impairment analysis required under SFAS No. 142 requires us to allocate goodwill to our reporting units, compare the fair value of each reporting unit with our carrying amount, including goodwill, and then, if necessary, record a goodwill impairment charge in an amount equal to the excess, if any, of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. The primary method that we employ to estimate these fair values is the discounted cash flow method. This methodology is based, to a large extent, on assumptions about future events, which may or may not occur as anticipated, and such deviations could have a significant impact on the estimated fair values calculated. These assumptions include, but are not limited to, estimates of future growth rates, discount rates and terminal values of reporting units. See further discussion in Note 4 to the Consolidated Financial Statements. Our goodwill balance at March 31, 2003 was $159.5 million.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. You should read carefully any statements containing the words “expect,” “believe,” “anticipate,” “project,” “estimate,” “predict,” “intend,” “should,” “could,” “may,” “might,” or similar expressions or the negative of any of these terms.

Forward-looking statements involve known and unknown risks and uncertainties. Various factors may cause our actual results, performance or achievements to be materially different from those expressed or implied by any forward-looking statements. Among the factors that could cause our results to differ are the following:

•	our ability to realize cost savings from our expected execution performance of contracts;

•	the uncertain timing and the funding of new contract awards, and project cancellations and operations risks;

•	the expected growth in our primary end markets does not occur;

•	cost overruns on fixed price contracts, and risks associated with percentage of completion accounting;

•	increased competition;

•	lack of necessary liquidity to finance expenditures prior to the receipt of payment for the performance of contracts and to provide bid and performance bonds and letters of credit securing our obligations under our bids and contracts;

•	risks inherent in our acquisition strategy and our ability to obtain financing for proposed acquisitions;

•	adverse outcomes of pending claims or litigation or the possibility of new claims or litigation;

•	proposed revisions to U.S. tax laws that seek to increase income taxes payable by certain international companies;

•	a continued downturn in the economy in general; and

•	disruptions caused by war in the Middle East or terrorist attacks in the United States or other countries in which we operate.

Additional factors which could cause actual results to differ from such forward-looking statements are set forth in our 2002 Annual Report on Form 10-K.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future performance or results. We are not obligated to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should consider these risks when reading any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in foreign currency exchange rates, which may adversely affect our results of operations and financial condition. One exposure to fluctuating exchange rates relates to the effects of translating the financial statements of our foreign subsidiaries, which are denominated in currencies other than the U.S. dollar, into the U.S. dollar. The foreign currency translation adjustments are recognized in shareholders’ equity in accumulated other comprehensive income (loss) as cumulative translation adjustment, net of tax. We generally do not hedge our exposure to potential foreign currency translation adjustments.

Another form of foreign currency exposure relates to our foreign subsidiaries normal contracting activities. We generally try to limit our exposure to foreign currency fluctuations in most of our engineering and construction contracts through provisions that require client payments in U.S. dollars or other currencies corresponding to the currency in which costs are incurred. As a result, we generally do not need to hedge foreign currency cash flows for contract work performed.

In certain circumstances, we use forward exchange contracts to hedge foreign currency transactions where construction contracts do not contain foreign currency provisions, where intercompany loans and or borrowings are in place with non-U.S. subsidiaries or the transaction is for a non-contract-related expenditure. If the timing or amount of foreign denominated cash flows varies we incur foreign exchange gains or losses, which are included in the consolidated statements of income. We do not use financial instruments for trading or speculative purposes.

The carrying value of our cash and cash equivalents, accounts receivable, accounts payable, notes payable and forward contracts approximates their fair values because of the short term nature of these instruments. See further discussion on financial instruments in Note 5 to the Consolidated Financial Statements.

Item 4. Controls and Procedures

Within the 90-day period prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective in recording, processing, summarizing and reporting information required to be disclosed in our periodic filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of our evaluation.

PART II.        OTHER INFORMATION

Item 1.  Legal Proceedings

On October 25, 2001, the U.S. Federal Trade Commission (“FTC”) announced its decision to file an administrative complaint (the “Complaint”) challenging our February 2001 acquisition of certain assets of the Engineered Construction Division of PDM. The FTC’s Complaint alleges that our acquisition of these assets violated Section 7 of the Clayton Antitrust Act and Section 5 of the Federal Trade Commission Act by threatening to substantially lessen competition in four specific markets in which both we and PDM had competed in the United States: liquefied natural gas storage tanks constructed in the United States as well as associated facilities; liquefied nitrogen, liquefied oxygen and liquefied argon storage tanks constructed in the United States; low pressure gas storage tanks constructed in the United States; and field erected thermal vacuum chambers (used for the testing of satellites) constructed in the United States. The FTC’s Complaint asserts that the consequence of the acquisition will be increased prices in these four markets.

A trial before an FTC Administrative Law Judge was concluded on January 16, 2003. We believe that the FTC’s Complaint is without merit because of the low barriers to entry for competitors who wish to enter these markets, the actual entry by certain such competitors into these markets since the acquisition, the low post-acquisition prices and post-acquisition competitive success of our competitors in these markets, the sophistication of our customers in these markets, and the de minimus amount of commerce in the United States affected by the transaction. Evidence concerning these and other issues was presented to the FTC Administrative Law Judge during the trial. A decision from the FTC Administrative Law Judge is currently expected by mid-June, 2003.

We expect the impact of the FTC proceeding on our earnings in 2003 will be minimal. While we are unable to assess the ultimate outcome of the litigation or potential effect of any divestiture order or other remedy on our business, financial condition and results of operations, certain of the remedies currently proposed by the FTC, if implemented, could have a material adverse effect on us.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

	99.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K
We filed a current report on Form 8-K on January 27, 2003. Under Item 5 (Other Events), we reported that we had declared a two-for-one stock split in the form of a stock dividend to shareholders of record at the close of business on February 3, 2003. We also announced that we would increase our post-split interim dividend from $0.03 to $0.04 per share per quarter subject to the discretion of our shareholders (in the case of annual dividends), our Management Board and our Supervisory Board, and general business conditions, legal restrictions on the payment of dividends and other factors, including covenants in our various credit and loan agreements. Under Item 7 (Financial Statements and Exhibits), we filed a press release dated January 22, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chicago Bridge & Iron Company N.V.
By: Chicago Bridge & Iron Company B.V.
Its: Managing Director

/s/ Richard E. Goodrich

Richard E. Goodrich
Managing Director
(Principal Financial Officer)

Date: May 14, 2003

CERTIFICATION PURSUANT TO

RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gerald M. Glenn, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Chicago Bridge & Iron Company N.V.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function);

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ GERALD M. GLENN

Gerald M. Glenn
Chief Executive Officer

Date: May 14, 2003

2

CERTIFICATION PURSUANT TO

RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard E. Goodrich, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Chicago Bridge & Iron Company N.V.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have;

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function);

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ RICHARD E. GOODRICH

Richard E. Goodrich
Chief Financial Officer

Date: May 14, 2003

EXHIBIT INDEX

Exhibits

99.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.