Form 10-Q
period 2003-06-30
CHICAGO BRIDGE & IRON CO N V
filed 2003-08-14
CIK 1027884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2003

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

YES    ☒        NO    ☐

The number of shares outstanding of a single class of common stock as of July 31, 2003 – 45,940,339

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Revenues	$389,309	$284,686	$711,618	$543,958
Cost of revenues	339,954	246,548	622,602	470,730

Gross profit	49,355	38,138	89,016	73,228
Selling and administrative expenses	23,887	16,915	43,085	34,822
Intangibles amortization (Note 6)	649	588	1,287	1,214
Other operating income, net	(345)	(104)	(481)	(523)
Exit costs	—	1,115	—	2,274

Income from operations	25,164	19,624	45,125	35,441
Interest expense	(1,558)	(1,829)	(3,245)	(3,642)
Interest income	510	338	976	684

Income before taxes and minority interest	24,116	18,133	42,856	32,483
Income tax expense	(7,307)	(5,077)	(12,918)	(9,095)

Income before minority interest	16,809	13,056	29,938	23,388
Minority interest in income	(345)	(662)	(710)	(736)

Net income	$16,464	$12,394	$29,228	$22,652

Net income per share (Note 1):
Basic	$0.37	$0.29	$0.66	$0.54
Diluted	$0.35	$0.28	$0.63	$0.52
Weighted average shares outstanding:
Basic	44,604	42,202	44,500	42,116
Diluted	46,863	43,954	46,557	43,756
Dividends on shares:
Amount	$1,786	$1,267	$3,562	$2,529
Per share	$0.04	$0.03	$0.08	$0.06

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2003	2002
	(Unaudited)
Assets
Cash and cash equivalents	$57,445	$102,536
Accounts receivable, net of allowance for doubtful accounts of $1,524 in 2003 and $2,274 in 2002	177,558	172,933
Contracts in progress with costs and estimated earnings exceeding related progress billings	121,160	76,211
Deferred income taxes	15,675	17,105
Assets held for sale	1,958	1,958
Note receivable	19,785	—
Other current assets	24,865	11,680

Total current assets	418,446	382,423

Property and equipment, net	126,371	109,271
Long-term receivable	—	19,785
Deferred income taxes	6,156	8,277
Goodwill	210,616	157,903
Other intangibles	32,269	33,556
Other non-current assets	45,784	29,221

Total assets	$839,642	$740,436

Liabilities
Notes payable	$6,764	$14
Accounts payable	117,980	84,413
Accrued liabilities	77,783	74,655
Contracts in progress with progress billings exceeding related costs and estimated earnings	128,992	122,357
Income taxes payable	7,592	5,631
Minority interest in subsidiaries—current	32,396	—

Total current liabilities	371,507	287,070

Long-term debt	75,000	75,000
Other non-current liabilities	74,610	62,461
Minority interest in subsidiaries	5,206	33,758

Total liabilities	526,323	458,289

Shareholders’ Equity
Common stock, Euro .01 par value; authorized: 80,000,000 in 2003 and 2002; issued: 44,909,740 in 2003 and 44,565,172 in 2002; outstanding: 44,771,654 in 2003 and 44,325,744 in 2002	454	210
Additional paid-in capital	249,261	245,916
Retained earnings	93,490	68,064
Stock held in Trust	(12,356)	(12,332)
Treasury stock, at cost; 138,086 in 2003 and 239,428 in 2002	(3,080)	(2,836)
Accumulated other comprehensive loss	(14,450)	(16,875)

Total shareholders’ equity	313,319	282,147

Total liabilities and shareholders’ equity	$839,642	$740,436

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2003	2002
Cash Flows from Operating Activities
Net income	$29,228	$22,652
Adjustments to reconcile net income to net cash provided by operating activities:
Exit costs, net of deferred income taxes of $0 and $773	—	1,501
Payments related to exit costs	(1,445)	(3,578)
Depreciation and amortization	9,770	9,893
Gain on sale of property and equipment	(481)	(523)
Change in operating assets and liabilities (see below)	(12,061)	(24,039)

Net cash provided by operating activities	25,011	5,906

Cash Flows from Investing Activities
Cost of business acquisitions, net of cash acquired	(48,612)	(4,658)
Capital expenditures	(20,363)	(12,618)
Proceeds from sale of property and equipment	1,009	2,931

Net cash used in investing activities	(67,966)	(14,345)

Cash Flows from Financing Activities
Decrease in notes payable	—	(5,375)
Purchase of treasury stock	(1,213)	(323)
Issuance of treasury stock	2,529	2,095
Issuance of common stock	510	—
Dividends paid	(3,562)	(2,529)
Other	(400)	(547)

Net cash used in financing activities	(2,136)	(6,679)

Decrease in cash and cash equivalents	(45,091)	(15,118)
Cash and cash equivalents, beginning of the year	102,536	50,478

Cash and cash equivalents, end of the period	$57,445	$35,360

Change in Operating Assets and Liabilities
Decrease/(increase) in receivables, net	$6,414	$(7,116)
Increase in contracts in progress, net	(35,066)	(889)
Increase/(decrease) in accounts payable	33,272	(9,063)

Change in contract capital	4,620	(17,068)
(Increase)/decrease in other current assets	(1,258)	2,054
Increase in income taxes payable and deferred income taxes	5,520	267
Decrease in accrued and other non-current liabilities	(7,145)	(4,698)
Increase in other	(13,798)	(4,594)

Total	$(12,061)	$(24,039)

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

(in thousands, except per share data)

(Unaudited)

1.    Significant Accounting Policies

Basis of Presentation—The accompanying unaudited consolidated financial statements for Chicago Bridge & Iron Company N.V. and Subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, our unaudited consolidated financial statements include all adjustments necessary for a fair presentation of our financial position as of June 30, 2003, and our results of operations for each of the three-month and six-month periods ended June 30, 2003 and 2002 and our cash flows for each of the six-month periods ended June 30, 2003 and 2002. The consolidated balance sheet at December 31, 2002 is derived from the December 31, 2002 audited consolidated financial statements. Although management believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and cash flows for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our 2002 Annual Report on Form 10-K.

New Accounting Standards—In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated assets’ retirement costs. We adopted this statement effective January 1, 2003, and determined that it did not have a significant impact on our financial statements as of that date.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation— Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” This standard permits two additional transition methods for entities that adopt the fair-value-based method of accounting for stock-based employee compensation and amends the disclosure requirements in both annual and interim financial statements. We will continue to apply Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options. The amended interim disclosure requirements of SFAS No. 148 are presented below in our Stock Plans discussion.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”) which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” The interpretation states that certain variable interest entities may be required to be consolidated

CHICAGO BRIDGE & IRON COMPANY, N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

into the results of operations and financial position of the entity that is the primary beneficiary. The change may be made prospectively with a cumulative-effect adjustment in the period first applied or by restating previously issued financial statements. The interpretation became effective July 1, 2003. The adoption of FIN 46 is not expected to have a material effect on our consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 provides clarification on financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The new pronouncement is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively. We do not believe the adoption of SFAS No. 149 will have a material impact on our consolidated financial statements.

Stock Plans—We account for stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock, subject to any vesting provisions.

Had compensation expense for the Employee Stock Purchase Plan and stock options granted under the Incentive Plans been determined consistent with the fair value method of FASB Statement No. 123 (using the Black-Scholes pricing model), our net income and net income per common share would have been reduced to the following pro forma amounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Net Income
As reported net income	$16,464	$12,394	$29,228	$22,652
Pro forma net income	$15,533	$11,509	$27,374	$20,957

Net Income Per Share—Basic
As reported net income	$0.37	$0.29	$0.66	$0.54
Pro forma net income	$0.35	$0.27	$0.62	$0.50

Net Income Per Share—Diluted
As reported net income	$0.35	$0.28	$0.63	$0.52
Pro forma net income	$0.33	$0.26	$0.59	$0.48

Using the Black-Scholes option-pricing model, the fair value of each option grant is estimated on the date of grant based on the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Risk-free interest rate	3.29%	4.96%	3.29%	4.77%
Expected dividend yield	1.08%	0.75%	1.08%	0.86%
Expected volatility	48.60%	42.20%	48.60%	42.79%
Expected life in years	6	6	6	6

Per Share Computations—Basic earnings per share (EPS) is calculated by dividing our net income by the weighted average number of common shares outstanding for the period, which includes stock held in trust.

CHICAGO BRIDGE & IRON COMPANY, N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Diluted EPS reflects the assumed conversion of all dilutive securities, consisting of employee stock options, restricted shares and directors deferred fee shares.

The following schedule reconciles the income and shares utilized in the basic and diluted EPS computations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Net income	$16,464	$12,394	$29,228	$22,652

Weighted average shares outstanding—basic	44,604	42,202	44,500	42,116
Effect of stock options	2,207	1,704	2,005	1,578
Effect of restricted shares	3	—	3	18
Effect of directors deferred fee shares	49	48	49	44

Weighted average shares outstanding—diluted	46,863	43,954	46,557	43,756

Net income per share
Basic	$0.37	$0.29	$0.66	$0.54
Diluted	$0.35	$0.28	$0.63	$0.52

2.    Acquisitions

Petrofac Inc.—On April 29, 2003, we acquired certain assets and assumed certain liabilities of Petrofac Inc., an engineering, procurement and construction (EPC) company servicing the hydrocarbon processing industry for consideration of $26.2 million including transaction costs, $19.5 million of which was paid in the second quarter. The remaining $6.7 million, which is reflected as notes payable on the June 30, 2003 Consolidated Balance Sheet, is payable in various installments through the second quarter of 2004. The acquired operations located in Tyler, Texas, will be fully integrated within our North America segment’s Howe-Baker unit and will expand our capacity to engineer, fabricate and install EPC projects for the oil refining, oil production, gas treating and petrochemical industries. The purchase price was allocated to the net assets acquired based upon their estimated fair market values at the date of acquisition and the balance was recorded as goodwill. The net assets and operating results have been included in our financial statements from the date of acquisition. Financial information has not been disclosed separately as the amounts were not material to our overall financial condition or results of operations.

John Brown Hydrocarbons Limited—On May 30, 2003, we acquired certain assets and assumed certain liabilities of John Brown Hydrocarbons Limited (“John Brown”), for consideration of $29.2 million including transaction costs, net of cash acquired. The transaction was subject to certain post-closing adjustments which resulted in the former owner owing us $9.4 million. The payment, which is subject to mutual agreement between us and the former owner, is expected in the fourth quarter of 2003. Therefore, the balance is reflected in other current assets on the June 30, 2003 Consolidated Balance Sheet. John Brown provides comprehensive engineering, program and construction management services in the offshore, onshore and pipeline sectors of the hydrocarbon industry, as well as for LNG terminals and flue gas desulfurization plants. The acquired operations located in London, Moscow, the Caspian Region and Canada, will be integrated into our Europe, Africa, Middle East (“EAME”) segment. This addition is expected to strengthen our international engineering and execution platform and expand our capabilities into the upstream oil and gas sector. The purchase price was allocated to the net assets acquired based upon their estimated fair market values at the date of acquisition and the balance was recorded as goodwill. The net assets and operating results have been included in our financial statements from the date of acquisition. Financial information has not been disclosed separately as the amounts were not material to our overall financial condition or results of operations.

CHICAGO BRIDGE & IRON COMPANY, N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The balances included in the Consolidated Balance Sheets related to acquisitions completed in the last 12 months are based upon preliminary information and are subject to change when additional information concerning final asset and liability valuations is obtained. Material changes to the preliminary allocations are not anticipated by management.

3.    Contingent Earnout Obligations

In connection with our acquisition of Howe-Baker in 2000, we assumed two earnout arrangements, which are contingent upon the performance of the underlying acquired entities, that have and will continue to require us to make cash payments to the previous owners. One of the arrangements expires in July 2004 (of which $3.1 million is included in accrued liabilities) while the other arrangement was scheduled to expire on or before December 31, 2008 (“2008 Earnout”), subject to certain of our call rights and the put rights of the previous owners. At June 30, 2003 our combined contingent earnout obligations totaled $37.0 million, of which $32.4 million is reported in minority interest in subsidiaries-current and $4.6 million is reported in accrued liabilities.

On April 30, 2003 we exercised our call option related to the 2008 Earnout to settle the earnout obligation recognized through December 31, 2002 and limit the remaining earnout period to expire on December 31, 2005, with a final cash payment by June 2006. We currently expect to satisfy the $32.4 million obligation recognized through December 31, 2002 through a $12.4 million cash payment and collection of the note receivable due from the previous owners. Consistent with the provisions of SFAS No. 141, “Business Combinations,” any additional purchase consideration with respect to these contingent earnout obligations will be allocated to goodwill when recognized.

4.    Exit or Disposal Costs

Effective January 1, 2003, we were required to record costs for exit or disposal activities in accordance with SFAS No. 146. However, there were no exit or disposal activities initiated after January 1, 2003. Moving, replacement personnel and integration costs will be recorded as incurred. The changes for the six months ended June 30, 2003 in our accrued expense balances relating to exit or disposal activities were as follows:

	Personnel	Facilities and Other	Total
Balance at December 31, 2002	$3,621	$492	$4,113
Cash payments	(1,445)	—	(1,445)

Balance at June 30, 2003	$2,176	$492	$2,668

Personnel accruals include severance and personal moving costs associated with the relocation, closure or downsizing of offices and a voluntary resignation offer. Facilities and other accruals include costs related to the sale, closure, downsizing or relocation of operations.

5.    Comprehensive Income

Comprehensive income for the three and six months ended June 30, 2003 and 2002 is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2003	2002	2003	2002
Net income	$16,464	$12,394	$29,228	$22,652
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	1,995	279	2,373	(946)
Cash flow hedge of debt issuance	26	27	52	53

Comprehensive income	$18,485	$12,700	$31,653	$21,759

CHICAGO BRIDGE & IRON COMPANY, N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated other comprehensive loss reported on our balance sheet at June 30, 2003 includes $13,110 of cumulative translation adjustment, $316 of unrealized loss on debt securities and $1,024 of minimum pension liability adjustments.

6.    Goodwill and Other Intangibles

Goodwill

General—At June 30, 2003 and December 31, 2002, our goodwill balances were $210,616 and $157,903 respectively, attributable to the excess of the purchase price over the fair value of assets acquired relative to acquisitions within our North America and EAME segments. The increase reflects the excess of the purchase price over the fair value of assets acquired relative to our acquisitions of Petrofac Inc. and John Brown and additional purchase consideration related to contingent earnout obligations associated with our Howe-Baker acquisition.

The change in goodwill by segment for the six months ended June 30, 2003 is as follows:

	North America	EAME	Total
Balance at December 31, 2002	$157,903	$—	$157,903
Acquisitions and contingent earnout obligations:	37,109	15,604	52,713

Balance at June 30, 2003	$195,012	$15,604	$210,616

Impairment Testing—SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”) prescribed a two-phase process for impairment testing of goodwill, which is performed annually, absent any indicators of impairment. The first phase screens for impairment, while the second phase (if necessary) measures the impairment. We have elected to perform our annual analysis at the end of the third calendar quarter of each year. No indicators of impairment have been identified during 2003.

Other Intangible Assets

The following table provides information concerning our other intangible assets as of June 30, 2003 and December 31, 2002:

	June 30, 2003		December 31, 2002
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets
Technology (3 to 11 years)	$6,221	$(3,141)	$6,221	$(2,487)
Non-compete agreements (4 to 8 years)	4,810	(2,207)	4,810	(1,766)
Strategic alliances, customer contracts, patents (3 to 11 years)	2,775	(906)	2,775	(714)

Total	$13,806	$(6,254)	$13,806	$(4,967)

Unamortized intangible assets
Tradenames	$24,717		$24,717

CHICAGO BRIDGE & IRON COMPANY, N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Financial Instruments

Forward Contracts—At June 30, 2003 our forward contracts to hedge intercompany loans, which mature within 16 days following quarter end, are summarized as follows:

Currency Sold	Currency Purchased	Contract Amount	Weighted Average Contract Rate
Euros	U.S. Dollars	$ 4,528	0.85
British Pounds	U.S. Dollars	1,233	0.61
U.S. Dollars	Canadian Dollars	2,251	1.34
U.S. Dollars	Australian Dollars	22,983	1.49

At June 30, 2003 our forward contracts to economically hedge certain operating exposures, which mature within the next five months, included $8,637 and $1,301 to buy Euros and sell South African Rand, respectively. These contracts were not designated as “hedges” under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The carrying value of our forward contracts approximates their fair values because of the short-term nature of these instruments.

8.    Segment Information

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Revenues
North America	$239,046	$201,277	$443,196	$396,576
Europe, Africa, Middle East	77,688	32,275	136,641	55,595
Asia Pacific	51,574	20,771	92,606	31,771
Central and South America	21,001	30,363	39,175	60,016

Total revenues	$389,309	$284,686	$711,618	$543,958

Income From Operations, Excluding Exit Costs
North America	$18,150	$12,734	$29,650	$23,252
Europe, Africa, Middle East	2,343	501	5,903	849
Asia Pacific	2,986	269	4,299	(192)
Central and South America	1,685	7,235	5,273	13,806

Total income from operations, excluding exit costs	$25,164	$20,739	$45,125	$37,715

Exit Costs	$—	$1,115	$—	$2,274

Income From Operations
North America	$18,150	$11,930	$29,650	$21,706
Europe, Africa, Middle East	2,343	383	5,903	495
Asia Pacific	2,986	189	4,299	(321)
Central and South America	1,685	7,122	5,273	13,561

Total income from operations	$25,164	$19,624	$45,125	$35,441

CHICAGO BRIDGE & IRON COMPANY, N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Commitments and Contingencies

Antitrust Proceedings—On October 25, 2001, the U.S. Federal Trade Commission (the “FTC” or the “Commission”) announced its decision to file an administrative complaint (the “Complaint”) challenging our February 2001 acquisition of certain assets of the Engineered Construction Division of Pitt-Des Moines, Inc. (PDM). The FTC’s Complaint alleged that our acquisition of these assets violated Section 7 of the Clayton Antitrust Act and Section 5 of the Federal Trade Commission Act by threatening to substantially lessen competition in four specific markets in which both we and PDM had competed in the United States: liquefied natural gas storage tanks and associated facilities constructed in the United States; liquefied nitrogen, liquefied oxygen and liquefied argon storage tanks constructed in the United States; liquefied petroleum gas storage tanks constructed in the United States; and field erected thermal vacuum chambers (used for the testing of satellites) constructed in the United States. The FTC’s Complaint asserts that the consequence of the acquisition will be increased prices in these four markets.

A trial before an FTC Administrative Law Judge was concluded on January 16, 2003. On June 12, 2003, the FTC Administrative Law Judge issued his ruling. The ruling found that our acquisition of PDM assets threatens to substantially lessen competition in the four markets identified above in which both CB&I and PDM participated. As a result of this finding by the FTC Administrative Law Judge, we have been ordered to divest within 180 days of a final order all physical assets, intellectual property and any uncompleted construction contracts of the PDM Divisions that we acquired from PDM to a purchaser approved by the FTC that is able to utilize those assets as a viable competitor.

We believe the FTC Administrative Law Judge’s ruling is inconsistent with the law and the facts presented at trial. We have appealed the ruling to the full Federal Trade Commission. The FTC Staff has also appealed the ruling to the full Federal Trade Commission. Until the FTC order becomes final, we expect the impact on our earnings will be minimal. However, the remedies contained in the order, if implemented, could have an adverse effect on us, including an expense relating to a potential write-down of the net book value of the divested assets.

Other Proceedings—We are a defendant in a number of lawsuits arising in the normal course of business, including among others, lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products, and we have in place appropriate insurance coverage for the type of work that we have performed. During the quarter ended March 31, 2003, we increased our litigation accrual and cost of revenues by approximately $1 million related to asbestos cases where settlement was reached. This settlement was paid in June 2003. Also, during the six months ended June 30, 2003, we were named as a defendant in additional asbestos-related lawsuits. To date, we have been able to dismiss or settle all such claims without a material impact on our operating results or financial position and do not currently believe that the asserted claims will have a material adverse effect on our future results of operations or financial position. As a matter of standard policy, we continually review our litigation accrual and as further information is known on pending cases, increases or decreases, as appropriate, may be recorded in accordance with Statement of Financial Accounting Standard No. 5, “Accounting for Contingencies.”

10.    Subsequent Events

On July 2, 2003 we successfully closed a public offering of 9.9 million shares of our common stock. The offering consisted of 8.9 million secondary shares, for which we received no proceeds, and 1 million primary shares. We intend to use the proceeds from the primary shares of approximately $20.3 million for general corporate purposes, including payment of the remaining consideration owed on the Petrofac Inc. acquisition.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes.

Results of Operations

For the three months ended June 30, 2003, new business taken, representing the value of new project commitments received during a given period, increased 31% to $539 million compared with $411 million in 2002. These commitments are included in backlog until work is performed and revenue is recognized or until cancellation. Significant new contracts during the quarter included liquefied natural gas (LNG) terminal projects in Russia and the southeastern United States, three clean fuels projects in the U.S. and refrigerated storage projects in Australia and Qatar. New business taken for the first half of 2003 was $863 million compared with $836 million for the same period last year. Backlog at June 30, 2003, stood at $1.6 billion compared with $1.1 billion at the end of the second quarter 2002 and $1.3 billion at year end 2002.

Revenues for the second quarter of 2003 grew 37% to $389.3 million from $284.7 million in the second quarter of 2002. Revenues more than doubled in the Europe, Africa, Middle East (EAME) and Asia Pacific (AP) segments, due primarily to the strong backlog going into the year, with large projects now under way in Saudi Arabia, Nigeria and Australia. Revenues increased in North America, due mainly to a higher volume of process-related work, but declined in the Central and South America (CSA) segment as a result of lower new awards during 2002 and early 2003 in certain Latin American markets. Revenues for the first half of 2003 increased 31% to $711.6 million compared with $544.0 million for the comparable 2002 period.

Gross profit for the three months ended June 30, 2003 increased 29% to $49.4 million or 12.7% of revenues compared with 12.3% of revenues in the first quarter of 2003 and 13.4% of revenues for the comparable period in 2002. Gross margin performance was consistent with as-sold margins, but slightly lower than the previous year due to the mix of projects being executed in the period. For the first half of 2003, gross profit increased 22% to $89.0 million compared with $73.2 million in the first six months of 2002.

Selling and administrative expenses for the three months ended June 30, 2003 were $23.9 million, or 6.1% of revenues compared with $16.9 million, or 5.9% of revenues in the comparable 2002 period. The increase compared with 2002 relates primarily to higher incentive compensation program costs, higher insurance costs and the impact of acquired operations. For the first half of 2003, selling and administrative expenses increased 24% to $43.1 million compared with $34.8 million in the first six months of 2002, however 2003 costs as a percentage of revenues declined to 6.1% compared with 6.4% in the 2002 period.

No exit costs or other special charges were recorded in the second quarter or first half of 2003. In 2002, the Company reported exit costs of $1.1 million in the second quarter and $2.3 million for the first six months.

Second quarter 2003 income from operations increased 28% to $25.2 million compared with $19.6 million in second quarter 2002. North American results increased primarily due to the significantly higher volume of engineering, procurement and construction (EPC) projects for the hydrocarbon industry. Higher revenues and project cost savings led to improved operating income in the EAME segment, while the AP segment benefited from several significant projects currently under way in Australia. Operating income declined in the CSA segment due to lower revenues and a lack of comparable project cost savings that were generated in the prior year period when several major contracts were nearing completion. For the first half of 2003, income from operations increased 27% to $45.1 million compared with $35.4 million in the comparable 2002 period.

Liquidity and Capital Resources

At June 30, 2003, cash and cash equivalents equaled $57.4 million. During the first six months of 2003, our operations generated $25.0 million of cash flows, attributable to strong profitability.

In the first half of 2003, we used $20.4 million for capital expenditures, which included $12.5 million for the construction costs of our new administrative office in Texas. Additionally, we reported proceeds of $1.0 million related to the sale of property and equipment. Our utilization of cash also included $48.6 million to fund our acquisitions of Petrofac Inc. (“Petrofac”) and John Brown Hydrocarbons Limited (“John Brown”).

We acquired certain assets and assumed certain liabilities of Petrofac for consideration of $26.2 million including transaction costs, $19.5 million of which was paid in the second quarter. The remaining $6.7 million, which is reflected as notes payable on the June 30, 2003 Consolidated Balance Sheet, is payable in various installments through the second quarter of 2004.

We acquired certain assets and assumed certain liabilities of John Brown for consideration of $29.2 million including transaction costs, net of cash acquired. The transaction was subject to certain post-closing adjustments which resulted in the former owner owing us $9.4 million. The payment, which is subject to mutual agreement between us and the former owner, is expected in the fourth quarter of 2003. The balance is reflected in other current assets on the June 30, 2003 Consolidated Balance Sheet.

In connection with our acquisition of Howe-Baker in 2000, we assumed two earnout arrangements, which are contingent upon the performance of the underlying acquired entities, that have and will continue to require us to make cash payments to the previous owners. One of the arrangements expires in July 2004 (of which $3.1 million is included in accrued liabilities) while the other arrangement was scheduled to expire on or before December 31, 2008 (“2008 Earnout”), subject to certain of our call rights and the put rights of the previous owners. At June 30, 2003 our combined contingent earnout obligations totaled $37.0 million, of which $32.4 million is reported in minority interest in subsidiaries-current and $4.6 million is reported in accrued liabilities.

On April 30, 2003 we exercised our call option related to the 2008 Earnout to settle the earnout obligation recognized through December 31, 2002 and limit the remaining earnout period to expire on December 31, 2005, with a final cash payment by June 2006. We currently expect to satisfy the $32.4 million obligation recognized through December 31, 2002 through a $12.4 million cash payment and collection of the note receivable due from the previous owners. Consistent with the provisions of SFAS No. 141, “Business Combinations,” any additional purchase consideration with respect to these contingent earnout obligations will be allocated to goodwill when recognized. We continue to evaluate and selectively pursue opportunities for expansion of our business through acquisition of complementary businesses. These acquisitions, if they arise, may involve the use of cash or, depending upon the size and terms of the acquisition, may require debt or equity financing.

On July 2, 2003, we successfully closed a public offering of 9.9 million shares of our common stock. The offering consisted of 8.9 million secondary shares, for which we received no proceeds, and 1 million primary shares. We intend to use the proceeds from the primary shares of approximately $20.3 million for general corporate purposes, including payment of the remaining consideration owed on the Petrofac Inc. acquisition.

Net cash flows utilized for financing activities were $2.1 million. $3.6 million was utilized for cash dividends.

Our primary internal source of liquidity is cash flow generated from operations. Capacity under revolving credit agreements is also available, if necessary, to fund operating or investing activities. We have a four-year $125 million revolving credit facility and a 364-day $50 million revolving credit facility which terminate in August 2006 and August 2003, respectively. Both facilities are committed and unsecured. As of June 30, 2003, no direct borrowings existed under either facility, but we had issued $84.1 million of letters of credit under the four-year facility and $0.2 million under the 364-day facility. As of June 30, 2003, we had $90.7 million of available capacity under these facilities for future operating or investing needs. The facilities contain certain restrictive covenants including minimum levels of net worth, interest coverage, fixed charge and leverage ratios, among other restrictions. The facilities also place restrictions on us with regard to subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, and mergers and acquisitions, among other restrictions.

Our $75 million of senior notes also contain a number of restrictive covenants, including minimum levels of net worth and debt and fixed charge ratios, among other restrictions. The notes also place restrictions on us with regard to investments, other debt, subsidiary indebtedness, sales of assets, liens, nature of business conducted and mergers, among other restrictions. We were in compliance with all covenants at June 30, 2003.

We also have various short-term, uncommitted revolving credit facilities across several geographic regions of approximately $230 million. These facilities are generally used to provide letters of credit or bank guarantees to customers in the ordinary course of business to support advance payments, as performance guarantees or in lieu of retention on our contracts. At June 30, 2003, we had available capacity of $103.5 million under these uncommitted facilities. In addition to providing letters of credit or bank guarantees, we also issue surety bonds in the ordinary course of business to support our contract performance.

As of June 30, 2003, the following commitments were in place to support our ordinary course obligations:

	Amounts of Commitments by Expiration Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)
Letters of Credit/Bank Guarantees	$210,854	$100,901	$103,733	$6,179	$41
Surety Bonds	302,339	250,465	51,844	30	—

Total Commitments	$513,193	$351,366	$155,577	$6,209	$41

Note: Includes $17,808 of letters of credit and surety bonds issued in support of our insurance program.

For the remainder of 2003, capital expenditures are anticipated to be in the $15.0 to $20.0 million range. We believe funds generated by operations, amounts available under existing credit facilities and external sources of liquidity, such as the issuance of debt and equity instruments, will be sufficient to finance capital expenditures, the settlement of earnout obligations and working capital needs for the foreseeable future. However, there can be no assurance that such funding will be available, as our ability to generate cash flows from operations and our ability to access funding under the revolving credit facilities may be impacted by a variety of business, economic, legislative, financial and other factors which may be outside of our control. Additionally, while we currently have a significant, uncommitted bonding facility, primarily to support various commercial provisions in our engineering and construction contracts, a termination or reduction of the bonding facility could result in the utilization of letters of credit in lieu of performance bonds, thereby reducing our available capacity under the revolving credit facilities. Although we do not anticipate a reduction or termination of the bonding facility, there can be no assurance that such a facility will be available at reasonable terms to service our ordinary course obligations.

Antitrust Proceedings—On October 25, 2001, the U.S. Federal Trade Commission (the “FTC” or the “Commission”) announced its decision to file an administrative complaint (the “Complaint”) challenging our February 2001 acquisition of certain assets of the Engineered Construction Division of Pitt-Des Moines, Inc. (PDM). The FTC’s Complaint alleged that our acquisition of these assets violated Section 7 of the Clayton Antitrust Act and Section 5 of the Federal Trade Commission Act by threatening to substantially lessen competition in four specific markets in which both we and PDM had competed in the United States: liquefied natural gas storage tanks and associated facilities constructed in the United States; liquefied nitrogen, liquefied oxygen and liquefied argon storage tanks constructed in the United States; liquefied petroleum gas storage tanks constructed in the United States; and field erected thermal vacuum chambers (used for the testing of satellites) constructed in the United States. The FTC’s Complaint asserts that the consequence of the acquisition will be increased prices in these four markets.

A trial before an FTC Administrative Law Judge was concluded on January 16, 2003. On June 12, 2003, the FTC Administrative Law Judge issued his ruling. The ruling found that our acquisition of PDM assets threatens to substantially lessen competition in the four markets identified above in which both CB&I and PDM participated. As a result of this finding by the FTC Administrative Law Judge, we have been ordered to divest within 180 days of a final order all physical assets, intellectual property and any uncompleted construction contracts of the PDM Divisions that we acquired from PDM to a purchaser approved by the FTC that is able to utilize those assets as a viable competitor.

We believe the FTC Administrative Law Judge’s ruling is inconsistent with the law and the facts presented at trial. We have appealed the ruling to the full Federal Trade Commission. The FTC Staff has also appealed the ruling to the full Federal Trade Commission. Until the FTC order becomes final, we expect the impact on our earnings will be minimal. However, the remedies contained in the order, if implemented, could have an adverse effect on us, including an expense relating to a potential write-down of the net book value of the divested assets.

In addition, we were served with a subpoena for documents on July 23, 2003, by the Philadelphia office of the U.S. Department of Justice, Antitrust Division. The subpoena seeks documents which are in part related to matters that were the subject of testimony in the FTC administrative law trial, as well as documents relating to other parts of CB&I’s Water and Industrial Divisions. We intend to cooperate fully with the investigation.

Other Proceedings—We are a defendant in a number of lawsuits arising in the normal course of business, including among others, lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products, and we have in place appropriate insurance coverage for the type of work that we have performed. During the quarter ended March 31, 2003, we increased our litigation accrual and cost of revenues by approximately $1 million related to asbestos cases where settlement was reached. This settlement was paid in June 2003. Also, during the six months ended June 30, 2003, we were named as a defendant in additional asbestos-related lawsuits. To date, we have been able to dismiss or settle all such claims without a material impact on our operating results or financial position and do not currently believe that the asserted claims will have a material adverse effect on our future results of operations or financial position. As a matter of standard policy, we continually review our litigation accrual and as further information is known on pending cases, increases or decreases, as appropriate, may be recorded in accordance with Statement of Financial Accounting Standard No. 5, “Accounting for Contingencies.”

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

New Accounting Standards

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated assets’ retirement costs. We adopted this statement effective January 1, 2003, and determined that it did not have a significant impact on our financial statements as of that date.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation— Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” This standard permits two additional transition methods for entities that adopt the fair-value-based method of accounting for stock-based employee compensation and amends the disclosure requirements in both annual and interim financial statements. We will continue to apply Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options. The amended interim disclosure requirements of SFAS No. 148 have been incorporated into Note 1 of our Consolidated Financial Statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”) which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” The interpretation states that certain variable interest entities may be required to be consolidated into the results of operations and financial position of the entity that is the primary beneficiary. The change may be made prospectively with a cumulative-effect adjustment in the period first applied or by restating previously issued financial statements. The interpretation became effective July 1, 2003. The adoption of FIN 46 is not expected to have a material effect on our consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 provides clarification on financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. The new pronouncement is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively. We do not believe the adoption of SFAS No. 149 will have a material impact on our consolidated financial statements.

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

We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition—We recognize revenues using the percentage-of-completion method. Contract revenues are accrued based generally on the percentage that costs-to-date bear to total estimated costs. We follow the guidance of Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” for accounting policy relating to our use of the percentage-of-completion method, estimating costs, revenue recognition and claim recognition. The use of estimated cost to complete each contract, while the most widely recognized method used for percentage-of-completion accounting, is a significant variable in the process of determining income earned and is a significant factor in the accounting for contracts. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Contract revenue reflects the original contract price adjusted for agreed-upon change orders and estimated minimum recoveries of claims. Although successful, this contracting model has inherent risks. Losses expected to be incurred on contracts in progress are charged to income as soon as such losses are known. A significant portion of our work is performed on a fixed price or lump sum basis. The balance of projects is primarily performed on variations of cost reimbursable and target price approaches. Progress billings in accounts receivable are currently due and exclude retentions until such amounts are due in accordance with contract terms. We have a history of proven success in estimating and bidding lump sum, fixed price contracts. However, due to the various estimates inherent in our contract accounting, actual results could differ from those estimates.

Credit Extension—We extend credit to customers and other parties in the normal course of business only after a review of the potential customer’s creditworthiness. Additionally, management reviews the commercial terms of all significant contracts before entering into a contractual arrangement. We regularly review outstanding receivables and provide for estimated losses through an allowance for doubtful accounts. In evaluating the level of established reserves, management makes judgments regarding the parties’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required.

Estimated Reserves for Insurance Matters—We maintain insurance coverage for various aspects of our business and operations. However, we retain a portion of anticipated losses through the use of deductibles and self-insured retentions for our exposures related to third-party liability and workers’ compensation. Management regularly reviews estimates of reported and unreported claims and provides for losses through insurance reserves. As claims develop and additional information becomes available, adjustments to loss reserves may be required.

Recoverability of Goodwill—Effective January 1, 2002, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets” which states that goodwill and indefinite-lived intangible assets are no longer to be amortized but are to be reviewed annually for impairment. The goodwill impairment analysis required under SFAS No. 142 requires us to allocate goodwill to our reporting units, compare the fair value of each reporting unit with our carrying amount, including goodwill, and then, if necessary, record a goodwill impairment charge in an amount equal to the excess, if any, of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. The primary method that we employ to estimate these fair values is the discounted cash flow method. This methodology is based, to a large extent, on assumptions about future events, which may or may not occur as anticipated, and such deviations could have a significant impact on the estimated fair values calculated. These assumptions include, but are not limited to, estimates of future growth rates, discount rates and terminal values of reporting units. See further discussion in Note 6 to the Consolidated Financial Statements. Our goodwill balance at June 30, 2003 was $210.6 million.

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

Additional factors which could cause actual results to differ from such forward-looking statements are set forth in our Prospectus filed on Form 424 B3 with the SEC on June 27, 2003.

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

In certain circumstances, we use forward exchange contracts to hedge foreign currency transactions where construction contracts do not contain foreign currency provisions, where intercompany loans and or borrowings are in place with non-U.S. subsidiaries, or the transaction is for a non-contract-related expenditure. If the timing or amount of foreign denominated cash flows varies we incur foreign exchange gains or losses, which are included in the consolidated statements of income. We do not use financial instruments for trading or speculative purposes.

The carrying value of our cash and cash equivalents, accounts receivable, accounts payable, notes payable and forward contracts approximates their fair values because of the short-term nature of these instruments. See further discussion on financial instruments in Note 7 to the Consolidated Financial Statements.

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

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

Antitrust Proceedings—On October 25, 2001, the U.S. Federal Trade Commission (the “FTC” or the “Commission”) announced its decision to file an administrative complaint (the “Complaint”) challenging our February 2001 acquisition of certain assets of the Engineered Construction Division of Pitt-Des Moines, Inc. (PDM). The FTC’s Complaint alleged that our acquisition of these assets violated Section 7 of the Clayton Antitrust Act and Section 5 of the Federal Trade Commission Act by threatening to substantially lessen competition in four specific markets in which both we and PDM had competed in the United States: liquefied natural gas storage tanks and associated facilities constructed in the United States; liquefied nitrogen, liquefied oxygen and liquefied argon storage tanks constructed in the United States; liquefied petroleum gas storage tanks constructed in the United States; and field erected thermal vacuum chambers (used for the testing of satellites) constructed in the United States. The FTC’s Complaint asserts that the consequence of the acquisition will be increased prices in these four markets.

A trial before an FTC Administrative Law Judge was concluded on January 16, 2003. On June 12, 2003, the FTC Administrative Law Judge issued his ruling. The ruling found that our acquisition of PDM assets threatens to substantially lessen competition in the four markets identified above in which both CB&I and PDM participated. As a result of this finding by the FTC Administrative Law Judge, we have been ordered to divest within 180 days of a final order all physical assets, intellectual property and any uncompleted construction contracts of the PDM Divisions that we acquired from PDM to a purchaser approved by the FTC that is able to utilize those assets as a viable competitor.

We believe the FTC Administrative Law Judge’s ruling is inconsistent with the law and the facts presented at trial. We have appealed the ruling to the full Federal Trade Commission. The FTC Staff has also appealed the ruling to the full Federal Trade Commission. Until the FTC order becomes final, we expect the impact on our earnings will be minimal. However, the remedies contained in the order, if implemented, could have an adverse effect on us, including an expense relating to a potential write-down of the net book value of the divested assets.

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification Pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

We filed a current report on Form 8-K on May 1, 2003. Under Item 9 (Regulation FD Disclosure), pursuant to Item 12 (Results of Operations and Financial Condition) we filed a copy of our press release dated April 30, 2003 announcing financial results for the quarter ended March 31, 2003.

We filed a current report on Form 8-K on May 1, 2003. Under Item 5 (Other Events and Regulation FD Disclosure) we reported our announcement of our intent to sell 1,000,000 shares of our common stock in conjunction with our previously announced secondary public offering.

We filed a current report on Form 8-K on June 16, 2003. Under Item 5 (Other Events and Regulation FD Disclosure) we reported our May 30, 2003 acquisition of certain assets and the assumption of certain liabilities of John Brown Hydrocarbons Limited. We also filed a copy of our press release dated June 13, 2003 in response to a June 12, 2003 ruling by an administrative law judge of the U.S. Federal Trade Commission (“FTC”) in regard to an administrative complaint filed by the FTC on October 25, 2001 challenging our February 2001 acquisition of certain assets of the Engineered Construction Division of Pitt-Des Moines Inc.

We filed a current report on Form 8-K on July 1, 2003. Under Item 5 (Other Events and Regulation FD Disclosure) we reported that our counsel was served with the FTC Staff’s notice of appeal of unspecified aspects of the June 12, 2003 Order of the FTC Administrative Law Judge in our pending FTC proceeding. We also reported our decision to file an appeal of the adverse aspects of the Judge’s ruling.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chicago Bridge & Iron Company N.V. By: Chicago Bridge & Iron Company B.V. Its: Managing Director

/s/ RICHARD E. GOODRICH
Richard E. Goodrich Managing Director (Principal Financial Officer)

Date: August 13, 2003