Form 10-Q
period 2003-09-30
CHICAGO BRIDGE & IRON CO N V
filed 2003-11-14
CIK 1027884

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2003

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

YES (X)          NO (  )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the exchange act).

YES (X)          NO (  )

The number of shares outstanding of a single class of common stock as of October 31, 2003 – 46,228,881

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
Table of Contents

Page
PART I. FINANCIAL INFORMATION
Item 1 Consolidated Financial Statements
Statements of Income Three and Nine Months Ended September 30, 2003 and 2002	3
Balance Sheets September 30, 2003 and December 31, 2002	4
Statements of Cash Flows Nine Months Ended September 30, 2003 and 2002	5
Notes to Consolidated Financial Statements	6
Item 2 Management’s Discussion and Analysis of
Financial Condition and Results of Operations	14
Item 3 Quantitative and Qualitative Disclosures About Market Risk	18
Item 4 Controls and Procedures	19
PART II. OTHER INFORMATION
Item 1 Legal Proceedings	19
Item 6 Exhibits and Reports on Form 8-K	20
SIGNATURES	21

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Revenues	$429,123	$275,831	$1,140,741	$819,789
Cost of revenues	377,610	237,564	1,000,212	708,294

Gross profit	51,513	38,267	140,529	111,495
Selling and administrative expenses	25,050	16,830	68,135	51,652
Intangibles amortization (Note 6)	650	597	1,937	1,811
Other operating income, net	(2,249)	(228)	(2,730)	(751)
Exit costs	—	727	—	3,001

Income from operations	28,062	20,341	73,187	55,782
Interest expense	(1,648)	(1,814)	(4,893)	(5,456)
Interest income	85	360	1,061	1,044

Income before taxes and minority interest	26,499	18,887	69,355	51,370
Income tax expense	(8,055)	(5,289)	(20,973)	(14,384)

Income before minority interest	18,444	13,598	48,382	36,986
Minority interest in income	(416)	(424)	(1,126)	(1,160)

Net income	$18,028	$13,174	$47,256	$35,826

Net income per share (Note 1):
Basic	$0.39	$0.30	$1.05	$0.84
Diluted	$0.37	$0.29	$1.00	$0.81
Weighted average shares outstanding:
Basic	45,986	44,124	45,001	42,794
Diluted	48,527	45,582	47,219	44,372
Dividends on shares:
Amount	$1,842	$1,328	$5,404	$3,857
Per share	$0.04	$0.03	$0.12	$0.09

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2003	2002

	(Unaudited)
Assets
Cash and cash equivalents	$95,381	$102,536
Accounts receivable, net of allowance for doubtful accounts of $1,412 in 2003 and $2,274 in 2002	176,188	172,933
Contracts in progress with costs and estimated earnings exceeding related progress billings	158,913	76,211
Deferred income taxes	15,696	17,105
Assets held for sale	—	1,958
Note receivable	19,785	—
Other current assets	22,280	11,680

Total current assets	488,243	382,423

Property and equipment, net	127,146	109,271
Long-term receivable	—	19,785
Deferred income taxes	4,303	8,277
Goodwill	217,135	157,903
Other intangibles	31,619	33,556
Other non-current assets	39,715	29,221

Total assets	$908,161	$740,436

Liabilities
Notes payable	$5,332	$14
Accounts payable	122,066	84,413
Accrued liabilities	88,606	74,655
Contracts in progress with progress billings exceeding related costs and estimated earnings	140,722	122,357
Income taxes payable	11,313	5,631
Minority interest in subsidiaries - current	32,396	—

Total current liabilities	400,435	287,070

Long-term debt	75,000	75,000
Other non-current liabilities	72,887	62,461
Minority interest in subsidiaries	5,746	33,758

Total liabilities	554,068	458,289

Shareholders’ Equity
Common stock, Euro .01 par value; shares authorized: 80,000,000 in 2003 and 2002; shares issued: 46,081,872 in 2003 and 44,565,172 in 2002; shares outstanding: 46,074,752 in 2003 and 44,325,744 in 2002	468	210
Additional paid-in capital	269,871	245,916
Retained earnings	109,676	68,064
Stock held in Trust	(11,618)	(12,332)
Treasury stock, at cost; shares: 7,120 in 2003 and 239,428 in 2002	(199)	(2,836)
Accumulated other comprehensive loss	(14,105)	(16,875)

Total shareholders’ equity	354,093	282,147

Total liabilities and shareholders’ equity	$908,161	$740,436

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2003	2002

Cash Flows from Operating Activities
Net income	$47,256	$35,826
Adjustments to reconcile net income to net cash provided by operating activities:
Exit costs, net of deferred income taxes of $1,020 in 2002	—	1,981
Payments related to exit costs	(1,511)	(4,857)
Depreciation and amortization	15,559	15,045
Gain on sale of property and equipment	(2,730)	(751)
Change in operating assets and liabilities (see below)	(8,936)	501

Net cash provided by operating activities	49,638	47,745

Cash Flows from Investing Activities
Cost of business acquisitions, net of cash acquired	(54,448)	(14,734)
Capital expenditures	(27,586)	(17,311)
Proceeds from sale of property and equipment	6,489	3,584

Net cash used in investing activities	(75,545)	(28,461)

Cash Flows from Financing Activities
Decrease in notes payable	(7)	(5,820)
Purchase of treasury stock	(2,027)	(661)
Issuance of treasury stock	4,200	2,755
Issuance of common stock	21,990	24,321
Dividends paid	(5,404)	(3,857)

Net cash provided by financing activities	18,752	16,738

(Decrease)/increase in cash and cash equivalents	(7,155)	36,022
Cash and cash equivalents, beginning of the year	102,536	50,478

Cash and cash equivalents, end of the period	$95,381	$86,500

Change in Operating Assets and Liabilities
Decrease/(increase) in receivables, net	$7,784	$(7,341)
(Increase)/decrease in contracts in progress, net	(61,090)	17,318
Increase/(decrease) in accounts payable	31,069	(8,243)

Change in contract capital	(22,237)	1,734
(Increase)/decrease in other current assets	(2,763)	2,427
Increase in income taxes payable and deferred income taxes	11,073	5,013
Increase/(decrease) in accrued and other non-current liabilities	10,118	(2,528)
Increase in other	(5,127)	(6,145)

Total	$(8,936)	$501

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003
(in thousands, except per share data)
(Unaudited)

1.     Significant Accounting Policies

Basis of Presentation—The accompanying unaudited consolidated financial statements for Chicago Bridge & Iron Company N.V. and Subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, our unaudited consolidated financial statements include all adjustments necessary for a fair presentation of our financial position as of September 30, 2003, and our results of operations for each of the three-month and nine-month periods ended September 30, 2003 and 2002 and our cash flows for each of the nine-month periods ended September 30, 2003 and 2002. The consolidated balance sheet at December 31, 2002 is derived from the December 31, 2002 audited consolidated financial statements. Although management believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and cash flows for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our 2002 Annual Report on Form 10-K.

New Accounting Standards—In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated assets’ retirement costs. Our adoption of this statement effective January 1, 2003 did not have a significant impact on our financial statements as of that date.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 replaces Issue 94-3. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Our adoption of this statement effective January 1, 2003 did not have a significant impact on our financial statements as of that date.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” This standard permits two additional transition methods for entities that adopt the fair-value-based method of accounting for stock-based employee compensation and amends the disclosure requirements in both annual and interim financial statements. We will continue to apply Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options. The amended interim disclosure requirements of SFAS No. 148 are presented below in our Stock Plans discussion.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”) which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” The interpretation states that certain variable interest entities may be required to be consolidated into the results of operations and financial position of the entity that is the primary beneficiary. The change may be made prospectively with a cumulative-effect adjustment in the period first applied or by restating previously issued financial statements. Our adoption of this interpretation effective July 1, 2003 did not have a significant impact on our financial statements as of that date.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 provides clarification on financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. This statement is effective for contracts entered into or modified after June 30, 2003 and will be applied prospectively. Our adoption of this statement effective July 1, 2003 did not have a significant impact on our financial statements as of that date.

Earnings Per Share Computations—Basic earnings per share (EPS) is calculated by dividing our net income by the weighted average number of common shares outstanding for the period, which includes stock held in trust. Diluted EPS reflects the assumed conversion of all dilutive securities, consisting of employee stock options, restricted shares and directors deferred fee shares.

The following schedule reconciles the income and shares utilized in the basic and diluted EPS computations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net income	$18,028	$13,174	$47,256	$35,826

Weighted average shares outstanding - basic	45,986	44,124	45,001	42,794
Effect of stock options	2,491	1,410	2,169	1,522
Effect of restricted shares	—	4	—	12
Effect of directors deferred fee shares	50	44	49	44

Weighted average shares outstanding - diluted	48,527	45,582	47,219	44,372

Net income per share
Basic	$0.39	$0.30	$1.05	$0.84
Diluted	$0.37	$0.29	$1.00	$0.81

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

Had compensation expense for the Employee Stock Purchase Plan and stock options granted under the Incentive Plans been determined consistent with the fair value method of SFAS No. 123 (using the Black-Scholes pricing model), our net income and net income per common share would have been reduced to the following pro forma amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net Income
As reported net income	$18,028	$13,174	$47,256	$35,826
Pro forma net income	$17,071	$12,279	$44,446	$33,236
Net Income Per Share - Basic
As reported net income	$0.39	$0.30	$1.05	$0.84
Pro forma net income	$0.37	$0.28	$0.99	$0.78
Net Income Per Share - Diluted
As reported net income	$0.37	$0.29	$1.00	$0.81
Pro forma net income	$0.35	$0.27	$0.94	$0.75

Using the Black-Scholes option-pricing model, the fair value of each option grant is estimated on the date of grant based on the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Risk-free interest rate	3.06%	4.21%	3.28%	4.75%
Expected dividend yield	0.69%	0.85%	1.05%	0.86%
Expected volatility	47.84%	41.82%	48.52%	42.74%
Expected life in years	6	6	6	6

2.     Acquisitions

Petrofac Inc.—On April 29, 2003, we acquired certain assets and assumed certain liabilities of Petrofac Inc., an engineering, procurement and construction (EPC) company servicing the hydrocarbon processing industry for consideration of $26.2 million including transaction costs, of which $19.5 million and $1.4 million were paid in the second and third quarters of 2003, respectively. The remaining $5.3 million, which is reflected as notes payable on the September 30, 2003 Consolidated Balance Sheet, is payable in various installments through the second quarter of 2004. The acquired operations located in Tyler, Texas, will be fully integrated within our North America segment’s CB&I Howe-Baker unit and will expand our capacity to engineer, fabricate and install EPC projects for the oil refining, oil production, gas treating and petrochemical industries.

John Brown Hydrocarbons Limited—On May 30, 2003, we acquired certain assets and assumed certain liabilities of John Brown Hydrocarbons Limited (“John Brown”), for consideration of $30.2 million including transaction costs, net of cash acquired. The transaction was subject to certain mutually agreed upon post-closing adjustments that resulted in the former owner owing us $5.1 million to be settled in the fourth quarter of 2003. Therefore, the balance is reflected in other current assets on the September 30, 2003 Consolidated Balance Sheet. John Brown provides comprehensive engineering, program and construction management services in the offshore, onshore and pipeline sectors of the hydrocarbon industry, as well as for LNG terminals and flue gas desulfurization plants. The acquired operations, located in London, Moscow, the Caspian Region and Canada, will be integrated into our Europe, Africa, Middle East (“EAME”) segment. This addition is expected to strengthen our international engineering and execution platform and expand our capabilities into the upstream oil and gas sector.

The purchase prices for the above acquisitions were allocated to the net assets acquired based upon their estimated fair market values on the date of acquisition and the balances were recorded as goodwill. The net assets and operating results have been included in our financial statements from the respective dates of the acquisitions. Financial information has not been disclosed separately as the amounts were not material to our overall financial condition or results of operations.

The balances included in the Consolidated Balance Sheets related to acquisitions completed in the last 12 months are based upon preliminary information and are subject to change when additional information concerning final asset and liability valuations is obtained. Material changes to the preliminary allocations are not anticipated by management.

3.     Contingent Earnout Obligations

In connection with our acquisition of Howe-Baker in 2000, we assumed two earnout arrangements which are contingent upon the performance of the underlying acquired entities. One of the arrangements which has and will continue to require us to make cash payments to the previous owners expires in July 2004 (of which $1.5 million is included in accrued liabilities), while the other arrangement was scheduled to expire on or before December 31, 2008 (“2008 Earnout”), subject to certain of our call rights and the put rights of the previous owners.

On April 30, 2003 we exercised our call option related to the 2008 Earnout and in October 2003, we settled all obligations of the 2008 Earnout through a $20.6 million cash payment and collection of the note receivable from the previous owners.

At September 30, 2003 our combined contingent earnout obligations totaled $42.2 million, of which $32.4 million is reported in minority interest in subsidiaries-current and $9.8 million is reported in accrued liabilities. Consistent with the provisions of SFAS No. 141, “Business Combinations,” any additional purchase consideration with respect to these contingent obligations is allocated to goodwill when recognized.

4.     Exit or Disposal Costs

Effective January 1, 2003, we were required to record costs for exit or disposal activities in accordance with SFAS No. 146. However, there were no exit or disposal activities initiated after January 1, 2003. Moving, replacement personnel and integration costs will be recorded as incurred. The changes for the nine months ended September 30, 2003 in our accrued expense balances relating to exit or disposal activities were as follows:

		Facilities
	Personnel	and Other	Total

Balance at December 31, 2002	$3,621	$492	$4,113
Cash payments	(1,511)	—	(1,511)

Balance at September 30, 2003	$2,110	$492	$2,602

Personnel accruals include severance and personal moving costs associated with the relocation, closure or downsizing of offices and a voluntary resignation offer. Facilities and other accruals include costs related to the sale, closure, downsizing or relocation of operations.

5.     Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 2003 and 2002 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net income	$18,028	$13,174	$47,256	$35,826
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment	319	(1,962)	2,692	(2,907)
Cash flow hedge of debt issuance	26	26	78	79

Comprehensive income	$18,373	$11,238	$50,026	$32,998

Accumulated other comprehensive loss reported on our balance sheet at September 30, 2003 includes $12,791 of cumulative translation adjustment, $290 of unrealized loss on debt securities and $1,024 of minimum pension liability adjustments.

6.     Goodwill and Other Intangibles

Goodwill

General—At September 30, 2003 and December 31, 2002, our goodwill balances were $217,135 and $157,903 respectively, attributable to the excess of the purchase price over the fair value of assets acquired relative to acquisitions within our North America and EAME segments. The increase reflects the excess of the purchase price over the fair value of assets acquired relative to our acquisitions of Petrofac Inc. and John Brown and additional purchase consideration related to contingent earnout obligations associated with our Howe-Baker acquisition.

The change in goodwill by segment for the nine months ended September 30, 2003 is as follows:

	North America	EAME	Total

Balance at December 31, 2002	$157,903	$—	$157,903
Acquisitions and contingent earnout obligations	41,322	17,910	59,232

Balance at September 30, 2003	$199,225	$17,910	$217,135

Impairment Testing—SFAS No. 142 “Goodwill and Other Intangible Assets” prescribed a two-phase process for impairment testing of goodwill, which is performed annually, absent any indicators of impairment. The first phase screens for impairment, while the second phase (if necessary) measures the impairment. We have elected to perform our annual analysis during the fourth quarter based on goodwill balances as of the end of the third calendar quarter. No indicators of impairment have been identified during 2003.

Other Intangible Assets

The following table provides information concerning our other intangible assets resulting from acquisitions within our North America segment as of September 30, 2003 and December 31, 2002:

	September 30, 2003		December 31, 2002

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets
Technology (3 to 11 years)	$6,221	$(3,469)	$6,221	$(2,487)
Non-compete agreements (4 to 8 years)	4,810	(2,428)	4,810	(1,766)
Strategic alliances, customer contracts, patents (3 to 11 years)	2,775	(1,007)	2,775	(714)

Total	$13,806	$(6,904)	$13,806	$(4,967)

Unamortized intangible assets
Tradenames	$24,717		$24,717

7.     Financial Instruments

Forward Contracts—At September 30, 2003 our forward contracts to hedge intercompany loans, which mature within 41 days following quarter end, are summarized as follows:

			Weighted Average
Currency Sold	Currency Purchased	Contract Amount	Contract Rate

Euros	U.S. Dollars	$4,964	0.92
South African Rand	U.S. Dollars	209	7.18
U.S. Dollars	British Pounds	1,723	0.61
U.S. Dollars	Canadian Dollars	2,221	1.35
U.S. Dollars	Australian Dollars	13,730	1.58

At September 30, 2003 our forward contracts to economically hedge certain operating exposures, which mature within the next eleven months, included $10,386 to buy Euros, $394 to buy British Pounds, and $150 to sell South African Rand. These contracts were not designated as “hedges” under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The carrying value of our forward contracts approximates their fair values because of the short-term nature of these instruments.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Revenues
North America	$256,222	$193,875	$699,418	$590,451
Europe, Africa, Middle East	92,771	33,652	229,412	89,247
Asia Pacific	56,974	23,802	149,580	55,573
Central and South America	23,156	24,502	62,331	84,518

Total revenues	$429,123	$275,831	$1,140,741	$819,789

Income From Operations, Excluding Exit Costs
North America	$21,255	$14,126	$50,905	$37,378
Europe, Africa, Middle East	2,691	1,411	8,594	2,260
Asia Pacific	2,003	787	6,302	595
Central and South America	2,113	4,744	7,386	18,550

Total income from operations, excluding exit costs	$28,062	$21,068	$73,187	$58,783

Exit Costs	$—	$727	$—	$3,001

Income From Operations
North America	$21,255	$13,626	$50,905	$35,332
Europe, Africa, Middle East	2,691	1,316	8,594	1,811
Asia Pacific	2,003	715	6,302	394
Central and South America	2,113	4,684	7,386	18,245

Total income from operations	$28,062	$20,341	$73,187	$55,782

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

We believe the FTC Administrative Law Judge’s ruling is inconsistent with the law and the facts presented at trial. We have appealed the ruling to the full Federal Trade Commission. The FTC Staff has also appealed the ruling to the full Federal Trade Commission. On November 12, 2003, oral arguments were held before the full Federal Trade Commission that will issue its decision in due course. Until the FTC order becomes final, we expect the impact on our earnings will be minimal. However, the remedies contained in the order, if implemented, could have an adverse effect on us, including an expense relating to a potential write-down of the net book value of the assets subject to the FTC order if an involuntary disposal of the assets is required.

In addition, we were served with a subpoena for documents on July 23, 2003, by the Philadelphia office of the U.S. Department of Justice, Antitrust Division. The subpoena seeks documents which are in part related to matters that were the subject of testimony in the FTC administrative law trial, as well as documents relating to CB&I’s Water Division. We are cooperating fully with the investigation.

Other Proceedings—We are a defendant in a number of lawsuits arising in the normal course of business, including among others, lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products, and we have in place appropriate insurance coverage for the type of work that we have performed. During the nine months ended September 30, 2003, we were named as a defendant in additional asbestos-related lawsuits. To date, we have been able to dismiss or settle all such claims without a material impact on our operating results or financial position and do not currently believe that the asserted claims will have a material adverse effect on our future results of operations or financial position. As a matter of standard policy, we continually review our litigation accrual and as further information is known on pending cases, increases or decreases, as appropriate, may be recorded in accordance with SFAS No. 5, “Accounting for Contingencies.”

Item 2 - Management’s Discussion and Analysis of Financial Condition
and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes.

Results of Operations

For the three months ended September 30, 2003, new business taken, representing the value of new project commitments received during a given period, increased to $445 million compared with $435 million in 2002. These commitments are included in backlog until work is performed and revenue is recognized or until cancellation. Significant new contracts during the quarter included a liquefied natural gas (LNG) terminal project in the southern United States. New business taken for the first nine months of 2003 was $1.31 billion compared with $1.27 billion for the same period last year. Backlog at September 30, 2003, stood at $1.6 billion compared with $1.3 billion at the end of the third quarter 2002.

Revenues for the third quarter of 2003 grew 56% to $429.1 million from $275.8 million in the third quarter of 2002. Revenues increased more than 175% in the Europe, Africa, Middle East (EAME) segment, due to strong backlog going into the year and the inclusion of post-acquisition revenues from the John Brown Hydrocarbons Limited acquisition made on May 30, 2003. Revenues more than doubled in the Asia Pacific (AP) segment, due primarily to large projects now under way in China and Australia. Revenues increased in North America, due mainly to a higher volume of process-related work, but declined slightly in the Central and South America (CSA) segment as a result of lower new awards in certain Latin American markets. Revenues for the first nine months of 2003 increased 39% to $1.14 billion compared with $819.8 million for the comparable 2002 period.

Gross profit for the three months ended September 30, 2003 increased 35% to $51.5 million or 12.0% of revenues compared with 13.9% of revenues for the comparable period in 2002. Gross margin performance was consistent with as-sold margins but was lower than the previous year due to the mix and timing of projects being executed in the period. For the first nine months of 2003, gross profit increased 26% to $140.5 million compared with $111.5 million in the first nine months of 2002.

Selling and administrative expenses for the three months ended September 30, 2003 were $25.1 million, or 5.8% of revenues compared with $16.8 million, or 6.1% of revenues in the comparable 2002 period. The absolute dollar increase compared with 2002 relates primarily to higher incentive compensation program costs, higher insurance costs and the impact of acquired operations. For the first nine months of 2003, selling and administrative expenses increased 32% to $68.1 million compared with $51.7 million in the first nine months of 2002, however 2003 costs as a percentage of revenues declined to 6.0% compared with 6.3% in the 2002 period.

No exit costs or other special charges were recorded in the third quarter or first nine months of 2003. In 2002, we reported exit costs of $0.7 million in the third quarter and $3.0 million for the first nine months.

Third quarter 2003 income from operations increased 38% to $28.1 million compared with $20.3 million in third quarter 2002. North American results increased primarily due to the significantly higher volume of process-related EPC projects for the hydrocarbon industry. Higher revenues and project cost savings led to improved operating income in the EAME segment, while the AP segment benefited from several significant projects currently under way. Operating income declined in the CSA segment due to lower revenues and the recognition in 2002 of cost savings on several major contracts nearing completion. Third quarter income from operations benefited from a gain on the sale of real estate near our Plainfield, Illinois facility. For the first nine months of 2003, income from operations increased 31% to $73.2 million compared with $55.8 million in the year-earlier period.

Liquidity and Capital Resources

At September 30, 2003, cash and cash equivalents equaled $95.4 million. During the first nine months of 2003, our operations generated $49.6 million of cash flows, attributable to strong profitability.

In the first nine months of 2003, we used $27.6 million for capital expenditures, which included $15.5 million for the construction costs of our new administrative office in Texas. Additionally, we reported proceeds of $6.5 million related to the sale of property and equipment, primarily from the sale of real estate near our Plainfield, Illinois facility. Our utilization of cash also included $51.0 million to fund our acquisitions of Petrofac Inc. (“Petrofac”) and John Brown Hydrocarbons Limited (“John Brown”) and a $3.4 million payment for earnout obligations associated with our Howe-Baker acquisition.

We acquired certain assets and assumed certain liabilities of Petrofac for consideration of $26.2 million including transaction costs, of which $19.5 million and $1.4 million were paid in the second and third quarters of 2003, respectively. The remaining $5.3 million, which is reflected as notes payable on the September 30, 2003 Consolidated Balance Sheet, is payable in various installments through the second quarter of 2004.

We acquired certain assets and assumed certain liabilities of John Brown for consideration of $30.2 million including transaction costs, net of cash acquired. The transaction was subject to certain mutually agreed upon post-closing adjustments that resulted in the former owner owing us $5.1 million to be settled in the fourth quarter of 2003. Therefore, the balance is reflected in other current assets on the September 30, 2003 Consolidated Balance Sheet.

In connection with our acquisition of Howe-Baker in 2000, we assumed two earnout arrangements which are contingent upon the performance of the underlying acquired entities. One of the arrangements which has and will continue to require us to make cash payments to the previous owners expires in July 2004 while the other arrangement was scheduled to expire on or before December 31, 2008 (“2008 Earnout”), subject to certain of our call rights and the put rights of the previous owners.

On April 30, 2003 we exercised our call option related to the 2008 Earnout and in October 2003, we settled all obligations of the 2008 Earnout through a $20.6 million cash payment and collection of the note receivable due from the previous owners. We continue to evaluate and selectively pursue opportunities for expansion of our business through acquisition of complementary businesses. These acquisitions, if they arise, may involve the use of cash or, depending upon the size and terms of the acquisition, may require debt or equity financing.

Net cash flows provided by financing activities were $18.8 million including proceeds from a public offering of 9.9 million shares of our common stock. The offering consisted of 8.9 million secondary shares, for which we received no proceeds, and 1 million primary shares. We utilized the proceeds from the primary shares of approximately $20.3 million for general corporate purposes, including settlement of the 2008 Earnout. Cash dividends of $5.4 million were paid during the first nine months of 2003.

Our primary internal source of liquidity is cash flow generated from operations. Capacity under revolving credit agreements is also available, if necessary, to fund operating or investing activities. We have a three-year $233 million revolving credit facility and a five-year $117 million letter of credit facility, which terminate in August 2006 and August 2008, respectively. Both facilities are committed and unsecured. As of September 30, 2003, no direct borrowings existed under either facility, but we had issued $102.5 million of letters of credit under the three-year facility. The five-year facility was not utilized. As of September 30, 2003, we had $247.5 million of available capacity under these facilities for future operating or investing needs. The facilities contain certain restrictive covenants including minimum levels of net worth, fixed charge and leverage ratios, among other restrictions. The facilities also place restrictions on us with regard to subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, and mergers and acquisitions, among other restrictions. Our $75 million of senior notes also contain a number of restrictive covenants, including minimum levels of net worth and debt and fixed charge ratios, among other restrictions. The notes also place restrictions on us with regard to investments, other debt, subsidiary indebtedness, sales of assets, liens, nature of business conducted and mergers, among other restrictions. We were in compliance with all covenants at September 30, 2003.

We also have various short-term, uncommitted revolving credit facilities across several geographic regions of approximately $259.3 million. These facilities are generally used to provide letters of credit or bank guarantees to customers in the ordinary course of business to support advance payments, as performance guarantees or in lieu of retention on our contracts. At September 30, 2003, we had available capacity of $112.8 million under these uncommitted facilities. In addition to providing letters of credit or bank guarantees, we also issue surety bonds in the ordinary course of business to support our contract performance.

As of September 30, 2003, the following commitments were in place to support our ordinary course obligations:

	Amounts of Commitments by Expiration Period

(In thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Letters of Credit/Bank Guarantees	$249,001	$123,012	$90,101	$26,246	$9,642
Surety Bonds	332,288	263,360	67,341	1,587	—

Total Commitments	$581,289	$386,372	$157,442	$27,833	$9,642

Note: Includes $17,808 of letters of credit issued in support of our insurance program.

For the remainder of 2003, capital expenditures are anticipated to be in the $7.0 to $10.0 million range. We believe funds generated by operations, amounts available under existing credit facilities and external sources of liquidity, such as the issuance of debt and equity instruments, will be sufficient to finance capital expenditures, the settlement of earnout obligations, the settlement of commitments and contingencies (as fully described in Note 9 of the Notes to the Consolidated Financial Statements) and working capital needs for the foreseeable future. However, there can be no assurance that such funding will be available, as our ability to generate cash flows from operations and our ability to access funding under the revolving credit facilities may be impacted by a variety of business, economic, legislative, financial and other factors which may be outside of our control. Additionally, while we currently have a significant, uncommitted bonding facility, primarily to support various commercial provisions in our engineering and construction contracts, a termination or reduction of the bonding facility could result in the utilization of letters of credit in lieu of performance bonds, thereby reducing our available capacity under the revolving credit facilities. Although we do not anticipate a reduction or termination of the bonding facility, there can be no assurance that such a facility will be available at reasonable terms to service our ordinary course obligations.

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

New Accounting Standards

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated assets’ retirement costs. Our adoption of this statement effective January 1, 2003 did not have a significant impact on our financial statements as of that date.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 replaces Issue 94-3. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Our adoption of this statement effective January 1, 2003 did not have a significant impact on our financial statements as of that date.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” This standard permits two additional transition methods for entities that adopt the fair-value-based method of accounting for stock-based employee compensation and amends the disclosure requirements in both annual and interim financial statements. We will continue to apply Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options. The amended interim disclosure requirements of SFAS No. 148 have been incorporated into Note 1 of our Consolidated Financial Statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”) which is an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” The interpretation states that certain variable interest entities may be required to be consolidated into the results of operations and financial position of the entity that is the primary beneficiary. The change may be made prospectively with a cumulative-effect adjustment in the period first applied or by restating previously issued financial statements. Our adoption of this interpretation effective July 1, 2003 did not have a significant impact on our financial statements as of that date.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 provides clarification on financial accounting and reporting of derivative instruments and hedging activities and requires contracts with similar characteristics to be accounted for on a comparable basis. This statement is effective for contracts entered into or modified after June 30, 2003 and will be applied prospectively. Our adoption of this statement effective July 1, 2003 did not have a significant impact on our financial statements as of that date.

Critical Accounting Policies

In general, there have been no significant changes in our critical accounting policies since December 31, 2002. For a detailed discussion of these policies, please see Item 7 of our annual report on Form 10-K for the year ended December 31, 2002.

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

We believe the FTC Administrative Law Judge’s ruling is inconsistent with the law and the facts presented at trial. We have appealed the ruling to the full Federal Trade Commission. The FTC Staff has also appealed the ruling to the full Federal Trade Commission. On November 12, 2003, oral arguments were held before the full Federal Trade Commission that will issue its decision in due course. Until the FTC order becomes final, we expect the impact on our earnings will be minimal. However, the remedies contained in the order, if implemented, could have an adverse effect on us, including an expense relating to a potential write-down of the net book value of the assets subject to the FTC order if an involuntary disposal of the assets is required.

In addition, we were served with a subpoena for documents on July 23, 2003, by the Philadelphia office of the U.S. Department of Justice, Antitrust Division. The subpoena seeks documents which are in part related to matters that were the subject of testimony in the FTC administrative law trial, as well as documents relating to CB&I’s Water Division. We are cooperating fully with the investigation.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

10.1	Three-Year Revolving Credit Facility Agreement dated August 22, 2003

10.2	Five-Year Revolving Credit Facility Agreement dated August 22, 2003

31.1	Certification Pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

We filed a current report on Form 8-K on July 31, 2003. Under Item 9 (Regulation FD Disclosure), pursuant to Item 12 (Results of Operations and Financial Condition) we filed a copy of our press release dated July 30, 2003 announcing financial results for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chicago Bridge & Iron Company N.V.
By: Chicago Bridge & Iron Company B.V.
Its: Managing Director

/s/ RICHARD E. GOODRICH

Richard E. Goodrich
Managing Director
(Principal Financial Officer)

Date: November 13, 2003

Index to Exhibits

10.1	Three-Year Revolving Credit Facility Agreement dated August 22, 2003

10.2	Five-Year Revolving Credit Facility Agreement dated August 22, 2003

31.1	Certification Pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.