Form 10-K
period 2003-12-31
CHICAGO BRIDGE & IRON CO N V
filed 2004-03-15
CIK 1027884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003
or
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES (X)   NO (  )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. (   )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) YES (X)  NO (  )

Aggregate market value of common stock held by non-affiliates, based on a New York Stock Exchange closing price of $22.68 as of June 30, 2003, was $1,015,421,113.

The number of shares outstanding of a single class of common stock as of March 1, 2004 was 47,055,250.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2003 Annual Report to Shareholders	Part I and Part II
Portions of the 2004 Proxy Statement	Part III

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

PART I

Item 1. Business

          Founded in 1889, CB&I is one of the world’s leading engineering, procurement and construction (EPC) companies, specializing in lump-sum turnkey projects for customers that produce, process, store and distribute the world’s natural resources. With more than 60 locations and 10,000 employees throughout the world, we capitalize on our global expertise and local knowledge to reliably and safely deliver projects virtually anywhere. CB&I is a fully integrated EPC service provider, offering a complete package of conceptual design, engineering, procurement, fabrication, field erection, mechanical installation and commissioning. Our projects include hydrocarbon processing plants, liquefied natural gas (LNG) terminals and peak shaving plants, offshore structures, pipelines, bulk liquid terminals, water storage and treatment facilities, and other steel structures and their associated systems. We also provide a broad range of repair and maintenance services, including complete turnarounds for petroleum refining and petrochemical plants. During 2003, we worked on more than 700 contracts for customers in a variety of industries. Over the last several years, our customers have included:

•	large U.S., multinational and state-owned oil companies, such as Shell, ExxonMobil, Valero Refining Company, BP, Conoco, Saudi Aramco and PDVSA;

•	leading EPC companies, such as Fluor, Bechtel, KBR and Technip-Coflexip;

•	LNG and natural gas producers and distributors, such as Williams Energy Services, Distrigas and Woodside Energy; and

•	municipal and private water companies.

     We had revenue of approximately $1.6 billion and net income of approximately $66.0 million in 2003. Our revenue and net income increased 40% and 32%, respectively, between 2002 and 2003. Our backlog was $1.6 billion at December 31, 2003. We employed approximately 10,000 persons worldwide as of December 31, 2003.

Services

     We provide a wide range of innovative and value-added EPC services, including:

     Process and Technology. We provide EPC services for customers in the hydrocarbon industry, specializing in natural gas processing plants, refinery and petrochemical process units, and hydrogen and synthesis gas plants. We also provide offshore structures for oil and gas production and pipelines for product distribution. Natural gas processing plants treat natural gas to meet pipeline requirements and to recover valuable liquids and other enhanced products, through such technologies as cryogenic separation, amine treating, dehydration and liquids fractionation. Refinery and petrochemical process units enable customers to extract products from the top and middle streams of the crude oil barrel using technologies such as electrical desalting, catalytic reforming, vacuum and atmospheric distillation, fuels and distillate hydrotreating, hydrodesulfurization, alkylation and isomerization. Synthesis gas plants generate industrial gases for use in a variety of industries through technologies such as steam methane and auto-thermal reforming, partial oxidation reactors and pressure swing adsorption purification.

     Low Temperature/Cryogenic Tanks and Systems. These facilities are used primarily for the storage and handling of liquefied gases. We specialize in providing refrigerated turnkey terminals and tanks. Refrigerated tanks are built from special steels and alloys that have properties to withstand cold temperatures at the storage pressure. These systems usually include special refrigeration systems to maintain the gases in liquefied form at the storage pressure. Applications extend from low temperature (+30 F to –100 F) to cryogenic (-100 F to –423 F). Customers in the petroleum, chemical, petrochemical, specialty gas, natural gas, power generation and agricultural industries use these tanks and systems to store and handle liquefied gases such as LNG, methane, ethane, ethylene, LPG, propane, propylene, butane, butadiene, anhydrous ammonia, oxygen, nitrogen, argon and hydrogen.

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

     Standard Tanks. Our standard tanks include above ground storage systems and water storage and treatment structures. Aboveground storage tanks are sold primarily to customers operating in the petroleum, petrochemical and chemical industries around the world. This industrial customer group includes nearly all of the major oil and chemical companies on every continent. Aboveground tanks can be used for storage of crude oil, refined products such as gasoline, raw water, potable water, chemicals, petrochemicals and a large variety of feedstocks for the manufacturing industry. The water storage line includes single pedestal spheroid, fluted column and concrete elevated tanks, as well as standpipes and reservoirs. These structures have a capacity range of 25,000 gallons to in excess of 30,000,000 gallons. Water Storage structures provide potable water reserves and supply pressure to the water distribution system. The water treatment line includes solids contact clarifiers and standpipe mixing systems.

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

     Repairs and Turnarounds. Repair, maintenance and modification services are performed primarily on flat bottom tanks and pressure vessels for customers in the petroleum, chemical, petrochemical and water industries. A turnaround is a planned shutdown of a refinery, chemical plant or other process unit for repair and maintenance of equipment and associated systems. The work is usually scheduled on a multi-shift, seven day-per-week basis to minimize downtime of the facility. Personnel, materials and equipment must come together at precisely the right time to accomplish this labor-intensive operation. This service often requires short cycle times and unique construction procedures. We offer this service to our customers in the petroleum, petrochemical and chemical industries throughout the world.

2003 Acquisitions

On April 29, 2003, we acquired certain assets and assumed certain liabilities of Petrofac Inc., an EPC company serving the hydrocarbon processing industry for consideration of $26.3 million including transaction costs. The acquired operations located in Tyler, Texas have been fully integrated within our North America segment’s CB&I Howe-Baker unit and expand our capacity to engineer, fabricate and install EPC projects for the oil refining, oil production, gas treating and petrochemical industries.

On May 30, 2003, we acquired certain assets and assumed certain liabilities of John Brown Hydrocarbons Limited (“John Brown”), for consideration of $30.0 million including transaction costs, net of cash acquired. John Brown provides comprehensive engineering, program and construction management services for the offshore, onshore and pipeline sectors of the hydrocarbon industry, as well as for LNG terminals and flue gas desulfurization plants. The acquired operations, located in London, Moscow, the Caspian Region and Canada, have been integrated into our Europe, Africa, Middle East segment. This addition strengthens our international engineering and execution platform and expands our capabilities into the upstream oil and gas sector.

Competitive Strengths

     We believe that our core competencies enable us to deliver to our customers the best overall combination of experience, reliability, quality and performance which produces a lower-risk, higher value equation for our customers. These core competencies, which we believe are significant competitive strengths, include:

     Worldwide Record of Excellence. We have established a record as a leader in the international engineering and construction industry by providing consistently superior project performance for more than 114 years. Our acquisitions over the past three years have further enhanced our capabilities for excellence in project design and execution.

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

     Global Execution Capabilities. With a global network of some 60 sales and operations offices and established labor and supplier relationships, we have the ability to rapidly mobilize people, materials and equipment to execute projects in locations ranging from highly industrialized countries to some of the world’s most remote regions. We completed nearly 700 projects in approximately 50 different countries in 2003. Our global reach makes us an attractive partner for large, global energy and industrial companies with geographically dispersed operations and also allows us to allocate our internal resources to geographies and industries with the greatest current demand. At the same time, because of our long-standing presence in numerous markets around the world, we have a prominent position as a local contractor in those markets.

     History of Innovation. We have established a reputation for technical innovation ever since we introduced the first floating roof tank to the petroleum industry in 1923. We have since maintained a strong culture of developing technological innovations and currently possess approximately 75 active U.S. patents. We develop innovative technologies on behalf of our customers that are immediately applicable to improving hydrocarbon processing, storage technology and field erection procedures. We are equipped with well-established technology and proprietary know-how in refinery processes, desalting/dehydration, synthesis gas production and gas-to-liquids processing. Our acquisition of TPA, Inc. in 2002 strengthens our technology and know-how in sulfur removal and recovery processes, an important element for the production of low sulfur transportation fuels.

     Our in-house engineering team includes internationally recognized experts in site-erected metal plate structures, pre-stress concrete structures, stress analysis, metallurgy, nondestructive examination, and cryogenic storage and processing. Many of our senior engineers are long-standing members of committees that have helped develop worldwide standards for storage structures and process vessels for the petroleum and water industries, including the American Petroleum Institute, American Water Works Association and American Society of Mechanical Engineers.

     Strong Focus on Project Risk Management. We are experienced in managing the risk associated with bidding on and executing complex projects. Our position as a fully-integrated EPC service provider, combined with our experience in risk management and active project cost control, allows us to execute global projects on a competitively bid fixed-price, lump-sum basis. Lump-sum contracting enables us to achieve historically higher returns versus those available from variable cost (cost-plus) contracts and provides significant advantages to the customer in terms of cost and schedule control. In addition, our ability to execute lump-sum contracts provides us with access to a growing segment of the E&C market that is demanding these types of contracts.

     Strong Safety Performance. Success in our industry depends in part on strong safety performance. Because of our long and outstanding safety record, we are sometimes invited to bid on projects for which other competitors do not qualify. According to the Bureau of Labor Statistics, the national Lost Workday Cases Incidence Rate for construction companies similar to CB&I was 4.1 per 100 full-time employees for 2002 (the last reported year), while our rate for 2003 was only 0.2 per 100. Our excellent safety performance also translates directly to lower cost, timely completion of projects, and reduced risk to our employees, subcontractors and customers.

     Management Team with Extensive Engineering & Construction Industry Experience. Members of our senior leadership team have an average of more than 25 years of experience in the E&C industry. Our experience, particularly in risk management and project execution, enables us to recognize and capitalize upon attractive opportunities in our primary end markets.

Growth Strategy

     We intend to increase shareholder value through the execution of the following growth strategies:

     Leveraging the Strengths of Our Acquisitions. Our acquisitions over the past three years have broadened our capabilities and resources to meet customer needs in our end markets. We expect to leverage any acquisitions across our global sales and execution platform. We will also focus on imparting best practices and technologies from each business throughout the organization.

     Expanding our Market Share in the High-Growth Energy Infrastructure Business. Growth in LNG trade (approximately 6.5% per year since 1992, according to CEDIGAZ) has created strong global demand for LNG transportation and storage systems. We intend to utilize our substantial expertise and experience in LNG and cryogenic systems to expand our presence in the worldwide sales of LNG infrastructure facilities. We have long been a leader in the turnkey design and construction of low temperature and cryogenic (“LT&C”) storage facilities, having provided nearly 200 LNG tanks, more than 175 LT&C terminals and over 1,100 LT&C tanks. We expect that growing worldwide demand for natural gas, and the need to monetize stranded gas reserves, will create opportunities for our gas processing and gas-to-liquids technologies. In addition, we expect greater opportunities for refinery revamp and expansion projects prompted by more stringent environmental regulations for transportation fuels.

     Marketing our Expanded Capabilities. We will continue to expand our marketing programs to identify and capitalize on attractive customer bases and end markets. We will focus our sales and marketing resources on cultivating and expanding relationships with select strategic customers within our target industry segments. We have assigned senior members of our sales and marketing staff to pursue targeted prospects in high potential markets, focusing in particular on LNG projects and EPC opportunities. We believe that our ability to identify attractive customers and rapid growth markets will provide a competitive advantage during changing market conditions.

     Continuing to Improve Project Execution and Cost Control. Consistently profitable EPC companies deliver projects at or above the initial estimated margin by effectively managing the construction process and controlling direct costs. We intend to maintain and enhance our successful track record in project execution through training and the application of best practices. In addition, identifying and controlling non-project expenses and capital expenditures is an essential part of our ongoing efforts to improve our profitability and return on investment. Current programs include controlling staffing levels, limiting capital spending through short-term rentals, and careful control of precontract expenses. Moreover, strategic investments in information technology have enabled us to lower communication costs, achieve a common reporting platform and deliver engineering documents electronically on a worldwide basis.

     Creating Growth from Acquisitions and Other Business Combinations. We will continue to pursue growth through selective acquisitions of businesses or assets that will expand or complement our current portfolio of services and meet our stringent acquisition criteria.

Competition

     We believe that we are a leading competitor worldwide in many of the services that we provide. Price, quality, reputation, safety record and timeliness of completion are the principal competitive factors within the industry. There are numerous regional, national and international competitors that offer services similar to ours.

Marketing And Customers

     Through our global network of sales offices, we contract directly with hundreds of customers in a targeted range of industries that produce, process, store and distribute the world’s natural resources. We rely primarily on direct contact between our technically qualified sales and engineering staff and our customers’ engineering and contracting departments. Dedicated sales representatives are located in each of our global offices.

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

Segment Financial Information

     Financial information by geographic area of operation can be found in our 2003 Annual Report to Shareholders and is incorporated herein by reference.

Backlog/New Business Taken

     We had a backlog of work to be completed on contracts of $1.6 billion as of December 31, 2003 compared with $1.3 billion as of December 31, 2002. Due to the timing of awards and the long-term nature of some of our projects, certain backlog of our work may not be completed in the current fiscal year. New business taken was $1.7 billion for the year ended December 31, 2003 compared with $1.6 billion for the year ended December 31, 2002.

New Business Taken

	Years Ended December 31,
	2003	2002
	(in thousands)
North America	$1,105,369	$1,014,375
Europe, Africa, Middle East	380,493	375,897
Asia Pacific	147,238	139,907
Central and South America	75,110	110,949

Total New Business Taken	$1,708,210	$1,641,128

Types Of Contracts

     Contracts are usually awarded on a competitive bid basis. We are primarily a fixed-price, lump-sum contractor. Our significant experience in estimating and controlling project costs,

combined with our knowledge of international logistics and execution, enable us to define and control the risks of fixed-price contracts.

Raw Materials And Suppliers

     The principal raw materials that we use are metal plate, structural steel, and pipe and fittings. Substantial portions of these materials are available from numerous suppliers worldwide under long-term agreements. We do not anticipate being unable to obtain adequate amounts of these raw materials in the foreseeable future. However, the price and availability of these raw materials may vary significantly from year to year due to various factors, including material shortages and costs, producer capacity, customer demand, market conditions and imposition of U.S. tariffs on imported steel.

Environmental Matters

     Our operations are subject to extensive and changing U.S. federal, state and local laws and regulations and laws outside the U.S. establishing health and environmental quality standards, including those governing discharges and pollutants into the air and water and the management and disposal of hazardous substances and wastes. This exposes us to potential liability for personal injury or property damage caused by any release, spill, exposure or other accident involving such substances or wastes.

     In connection with the historical operation of our facilities, substances which currently are or might be considered hazardous were used or disposed of at some sites that will or may require us to make expenditures for remediation. In addition, we have agreed to indemnify parties to whom we have sold facilities for certain environmental liabilities arising from acts occurring before the dates those facilities were transferred. We are not aware of any manifestation by a potential claimant of its awareness of a possible claim or assessment with respect to any such facility.

     We believe that we are currently in compliance, in all material respects, with all environmental laws and regulations. We do not anticipate that we will incur material capital expenditures for environmental controls or for investigation or remediation of environmental conditions during this year or next year.

Patents

     We hold patents and licenses for certain items incorporated into our structures. However, none is so essential that its loss would materially affect our business.

Employees

     We employed approximately 10,000 persons as of December 31, 2003. Approximately 13% of our worldwide employees are represented by unions. Our unionized subsidiary, CBI Services, Inc., has agreements with various unions representing groups of its employees. The largest agreement is with the Boilermakers Union which represents some of our welders. We have multiple contracts with various Boilermakers Unions across the country, and each contract generally has a three-year term.

     We enjoy good relations with our unions and have not experienced a significant work stoppage in any of our facilities in over ten years. Additionally, to preserve our project management and technological expertise as core competencies, we recruit, develop and maintain ongoing training programs for engineers and field supervision personnel.

RISK FACTORS AND FORWARD LOOKING STATEMENTS

RISK FACTORS

     Any of the following risks, if they materialize, could adversely affect our business, financial condition or operating results.

RISK FACTORS RELATING TO OUR BUSINESS

Our Revenues, Cash Flow and Earnings May Fluctuate Creating Potential Liquidity Issues and Possible Under-Utilization of our Assets.

     Our revenues, cash flow and earnings may fluctuate from quarter to quarter due to a number of factors. Our revenues, cash flow and earnings are dependent upon major construction projects in cyclical industries, including the hydrocarbon refining, natural gas and water industries. The selection of, timing of or failure to obtain projects, delays in awards of projects, cancellations of projects or delays in completion of contracts could result in the under-utilization of our assets and reduce our cash flows. Moreover, construction projects for which our services are contracted may require significant expenditures by us prior to receipt of relevant payments by a customer and may expose us to potential credit risk if such customer should encounter financial difficulties. Such expenditures could reduce our cash flows and necessitate increased borrowings under our credit facilities (interest payments on our outstanding debt during 2003 totaled approximately $5.5 million). Finally, the winding down or completion of work on significant projects that were active in previous periods will reduce our revenues and earnings if such significant projects have not been replaced in the current period.

Our Revenues and Earnings May Be Adversely Affected by a Reduced Level of Activity in the Hydrocarbon Industry.

     In recent years, demand from the worldwide hydrocarbon industry has been the largest generator of our revenues. Numerous factors influence capital expenditure decisions in the hydrocarbon industry, including:

•	current and projected oil and gas prices;

•	exploration, extraction, production and transportation costs;

•	the discovery rate of new oil and gas reserves;

•	the sale and expiration dates of leases and concessions;

•	local and international political and economic conditions, including war or conflict;

•	technological advances; and

•	the ability of oil and gas companies to generate capital.

In addition, changing taxes, price controls and laws and regulations may reduce the level of activity in the hydrocarbon industry. These factors are beyond our control. Reduced activity in the hydrocarbon industry would result in a reduction of our revenues and earnings and possible under-utilization of our assets.

We Could Lose Money if We Fail to Accurately Estimate Our Costs or Fail to Execute Within Our Cost Estimates on Fixed-Price, Lump Sum Contracts.

     Most of our net revenue is derived from fixed-price, lump-sum contracts. Under these contracts, we perform our services and provide our products at a fixed price and, as a result, benefit from cost savings, but we may be unable to recover for any cost overruns. If our cost estimates for a contract are inaccurate, or if we do not execute the contract within our cost estimates, cost overruns may cause us to incur losses or cause the project not to be as profitable as we expected. This, in turn, could negatively impact our cash flow and earnings. The revenue, cost and gross profit realized on such contracts can vary, sometimes substantially, from the original projections due to changes in a variety of factors, including but not limited to:

•	unanticipated technical problems with the structures or systems being supplied by us, which may require that we spend our own money to remedy the problem;

•	changes in the costs of components, materials or labor;

•	difficulties in obtaining required governmental permits or approvals;

•	changes in local laws and regulations;

•	changes in local labor conditions;

•	project modifications creating unanticipated costs;

•	delays caused by local weather conditions; and

•	our suppliers’ or subcontractors’ failure to perform.

These risks are exacerbated if the duration of the project is long-term because there is an increased risk that the circumstances upon which we based our original bid will change in a manner that increases its costs. In addition, we sometimes bear the risk of delays caused by unexpected conditions or events.

     Under our percentage-of-completion accounting method, the use of estimated cost to complete each contract is a significant variable in the process of determining income earned for a particular period.

Our Acquisition Strategy Involves a Number of Risks.

     We intend to pursue growth through the opportunistic acquisition of companies or assets that will enable us to expand our product lines to provide more cost-effective customer solutions. We routinely review potential acquisitions. However, we may be unable to implement this growth strategy if we cannot reach agreement on potential strategic acquisitions on acceptable terms or for other reasons. Moreover, our acquisition strategy involves certain risks, including:

•	difficulties in the integration of operations and systems;

•	the key personnel and customers of the acquired company may terminate their relationships with the acquired company;

•	we may experience additional financial and accounting challenges and complexities in areas such as tax planning, treasury management and financial reporting;

•	we may assume or be held liable for risks and liabilities (including for environmental-related costs) as a result of our acquisitions, some of which we may not discover during our due diligence;

•	our ongoing business may be disrupted or receive insufficient management attention; and

•	we may not be able to realize the cost savings or other financial benefits we anticipated.

     Future acquisitions may require us to obtain additional equity or debt financing, which may not be available on attractive terms. Moreover, to the extent an acquisition transaction financed by non-equity consideration results in additional goodwill, it will reduce our tangible net worth, which might have an adverse effect on our credit and bonding capacity.

Our Projects Expose Us to Potential Professional Liability, Product Liability, or Warranty or Other Claims.

     We engineer and construct (and our structures typically are installed in) large industrial facilities in which system failure can be disastrous. We may also be subject to claims resulting from the subsequent operations of facilities we have installed. In addition, our operations are subject to the usual hazards inherent in providing engineering and construction services, such as the risk of work accidents, fire or explosion. These hazards can cause personal injury and loss of life, business interruptions, property damage, pollution and environmental damage. We may be subject to claims as a result of these hazards.

     Notwithstanding that we generally will not accept liability for consequential damages in our contracts, any catastrophic occurrence in excess of insurance limits at projects where our structures are installed or services are performed could result in significant professional liability, product liability or warranty or other claims against us. Such liabilities could potentially exceed our current insurance coverage and the fees we derive from those structures and services. Such claims could also make it difficult for us to obtain adequate insurance coverage in the future at a reasonable cost. Clients or subcontractors that have agreed to indemnify us against such losses may refuse or be unable to pay us. A partially or completely uninsured claim, if successful and of a significant magnitude, could result in substantial losses and reduce cash available for our operations.

   We Are Exposed to Potential Environmental Liabilities.

     We are subject to environmental laws and regulations, including those concerning:

•	emissions into the air;

•	discharge into waterways;

•	generation, storage, handling, treatment and disposal of waste materials; and

•	health and safety.

     Our businesses often involve working around and with volatile, toxic and hazardous substances and other highly regulated materials, the improper characterization, handling or disposal of which could constitute violations of U.S. federal, state or local laws and regulations and laws outside the U.S., and result in criminal and civil liabilities. Environmental laws and regulations generally impose limitations and standards for certain pollutants or waste materials and require us to obtain a permit and comply with various other requirements. Governmental authorities may seek to impose fines and penalties on us, or revoke or deny issuance or renewal of operating permits, for failure to comply with applicable laws and regulations. We are also exposed to potential liability for personal injury or property damage caused by any release, spill, exposure or other accident involving such substances or materials.

     The environmental health and safety laws and regulations to which we are subject are constantly changing, and it is impossible to predict the effect of such laws and regulations on us in the future. We cannot assure you that our operations will continue to comply with future laws and regulations or that these laws and regulations will not cause us to incur significant costs or adopt more costly methods of operation.

     In connection with the historical operation of our facilities, substances that currently are or might be considered hazardous were used or disposed of at some sites that will or may require us to make expenditures for remediation. In addition, we have agreed to indemnify parties to whom we have sold facilities for certain environmental liabilities from acts occurring before the dates those facilities were transferred.

     Although we maintain liability insurance, this insurance is subject to coverage limitations, deductibles and exclusions and may exclude coverage for losses or liabilities relating to pollution damage. We may incur liabilities that may not be covered by insurance policies, or, if covered, the dollar amount of such liabilities may exceed our policy limits. Such claims could also make it more difficult for us to obtain adequate insurance coverage in the future at a reasonable cost. A partially or completely uninsured claim, if successful and of significant magnitude, could cause us to suffer a significant loss and reduce cash available for our operations.

Certain Remedies Ordered in a Federal Trade Commission Proceeding Could Adversely Affect Us.

     On October 25, 2001, the U.S. Federal Trade Commission (the “FTC” or the “Commission”) announced its decision to file an administrative complaint (the “Complaint”) challenging our February 2001 acquisition of certain assets of the Engineered Construction Division of Pitt-Des Moines, Inc. (“PDM”) that we acquired together with certain assets of the Water Division of PDM (the Engineered Construction and Water Divisions of PDM are hereafter sometimes referred to as the “PDM Divisions”). The FTC’s Complaint alleged that the acquisition violated Section 7 of the Clayton Antitrust Act and Section 5 of the Federal Trade Commission Act by threatening to substantially lessen competition in four specific markets in which both we and PDM had competed in the United States; liquefied natural gas storage tanks and associated facilities constructed in the United States, liquefied nitrogen, liquefied oxygen and liquefied argon storage tanks constructed in the United States; liquefied petroleum gas storage tanks constructed in the United States; and field erected thermal vacuum chambers (used for the testing of satellites) constructed in the United States. The FTC’s Complaint asserted that the consequence of the acquisition will be increased prices in these four markets.

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

     We believe the FTC Administrative Law Judge’s ruling is inconsistent with the law and facts presented at trial. We have appealed the ruling to the full Federal Trade Commission. In addition, the FTC Staff has appealed the sufficiency of the remedies contained in the ruling to the full Federal Trade Commission. Pending issuance of a final order by the Commission, we are subject to an interim order designed to preserve the status quo of the PDM assets, including a requirement that we notify the FTC 60 days before taking any action to dispose of any PDM assets at our Provo, Utah fabrication facility. On November 12, 2003, oral arguments were held before the Commission, which will issue its decision in due course. Until the FTC order becomes final, we expect the impact on our earnings will be minimal. However, the remedies contained in the order, if implemented, could have an adverse effect on us, including an expense relating to a potential write-down of the net book value of the divested assets. If additional remedies sought by the FTC Staff are also implemented by the full Commission, there may be additional adverse financial effects on us.

We Cannot Predict the Outcome of the Current Investigation by the Antitrust Division of the U.S. Department of Justice in Philadelphia.

     We were served with a subpoena for documents on July 23, 2003 by the Philadelphia office of the U.S. Department of Justice, Antitrust Division. The subpoena seeks documents that are in part related to matters that were the subject of testimony in the FTC administrative law trial, as well as documents relating to our Water Division. We are cooperating fully with the investigation. We cannot assure you that proceedings will not result from this investigation.

We Are and Will Continue to be Involved in Litigation That Could Negatively Impact Our Earnings and Financial Condition.

     We have been and may from time to time be named as a defendant in legal actions claiming damages in connection with engineering and construction projects and other matters. These are typically claims that arise in the normal course of business, including employment-related claims and contractual disputes or claims for personal injury (including asbestos-related lawsuits) or property damage which occur in connection with services performed relating to project or construction sites. Contractual disputes normally involve claims relating to the performance of equipment design or other engineering services or project construction services provided by our subsidiaries. Management does not currently believe that pending contractual, personal injury or property damage claims will have a material adverse effect on our earnings or liquidity; however, such claims could have such an effect in the future. We may incur liabilities that may not be covered by insurance policies, or, if covered, the dollar amount of such liabilities may exceed our policy limits or fall below applicable deductibles. A partially or completely uninsured claim, if successful and of significant magnitude, could cause us to suffer a significant loss and reduce cash available for our operations.

We May Not Be Able to Fully Realize the Revenue Value Reported in Our Backlog.

     We have a backlog of work to be completed on contracts. Backlog develops as a result of new business taken, which represents the revenue value of new project commitments received by us during a given period. Backlog consists of projects which have either (i) not yet been started or (ii) are in progress and are not yet complete. In the latter case, the revenue value reported in backlog is the remaining value associated with work that has not yet been completed. From time to time, projects are cancelled that appeared to have a high certainty of going forward at the time they were recorded as new business taken. In the event of a project cancellation, we may be reimbursed for certain costs but typically have no contractual right to the total revenues reflected in our backlog. In addition to being unable to recover certain direct costs, cancelled projects may also result in additional unrecoverable costs due to the resulting under-utilization of our assets.

Political and Economic Conditions, Including War or Conflict, in Foreign Countries in Which We Operate Could Adversely Affect Us.

     A significant number of our projects are performed outside the United States, including in developing countries with political and legal systems that are significantly different from those found in the United States. We expect non-U.S. sales and operations to continue to contribute materially to our earnings for the foreseeable future. Non-U.S. contracts and operations expose us to risks inherent in doing business outside the United States, including:

•	unstable economic conditions in the non-U.S. countries in which we make capital investments, operate and sell products and services;

•	the lack of well-developed legal systems in some countries in which we operate, which could make it difficult for us to enforce our contracts;

•	expropriation of property;

•	restriction on the right to convert or repatriate currency; and

•	political upheaval and international hostilities, including risks of loss due to civil strife, acts of war, guerrilla activities, insurrections and acts of terrorism.

     Political instability risks may arise from time to time on a country-by-country (not geographic segment) basis where we happen to have a large active project. Having reduced our current activity in Venezuela to a low level and having no current projects in Iraq, we do not believe we have any material risks at the present time attributable to political instability.

We Are Exposed to Possible Losses from Foreign Exchange Risks.

     We are exposed to market risk from changes in foreign currency exchange rates. Our exposure to changes in foreign currency exchange rates arises from receivables, payables and firm commitments from international transactions, as well as intercompany loans used to finance non-U.S. subsidiaries. We may incur losses from foreign currency exchange rate fluctuations if we are unable to convert foreign currency in a timely fashion. We seek to minimize the risks from these foreign currency exchange rate fluctuations through a combination of contracting methodology and, when deemed appropriate, use of foreign currency forward contracts. Regional differences have little bearing on how we view or handle our currency exposure, as we approach all these activities in the same manner. We do not use financial instruments for trading or speculative purposes.

We Have a Risk that Our Goodwill May be Impaired and Result in a Charge to Income.

     We have accounted for our acquisitions using the “purchase” method of accounting. Under the purchase method we recorded, at fair value, assets acquired and liabilities assumed and we recorded as goodwill the difference between the cost of acquisitions and the sum of the fair value of tangible and identifiable assets acquired, less liabilities assumed. At December 31, 2003, our goodwill balance was $219.0 million, attributable to the excess of the purchase price over the fair value of assets acquired relative to acquisitions within our North America segment and our Europe, Africa, Middle East segment. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” our recorded goodwill balance is not amortized but instead is subject to an impairment review on at least an annual basis. Since our adoption of SFAS No. 142 during the first quarter of 2002, we have had no indicators of impairment. In the future, if our goodwill or other intangible assets were determined to be impaired, the impairment would result in a charge to income from operations in the year of the impairment with a resulting decrease in our recorded net worth.

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

Uncertainty in Enforcing United States Judgments Against Netherlands Corporations, Directors and Others Could Create Difficulties for Holders of Our Securities.

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

There Are Risks Related to Our Previous Use of Arthur Andersen LLP as Our Independent Public Accountant.

     In June 2002, Arthur Andersen LLP, our former independent public accountant, was convicted of federal obstruction of justice charges arising from the Federal government’s investigation of Enron Corp. and subsequently has ceased practicing before the Securities and Exchange Commission (“SEC”). Although we replaced Arthur Andersen with Deloitte & Touche LLP effective May 10, 2002 as our principal independent public accountant, we have not engaged Deloitte & Touche to re-audit our consolidated financial statements for the fiscal year ended December 31, 2001.

     In light of the cessation of Arthur Andersen’s practice, we were unable to obtain a consent from Arthur Andersen to include its audit report in our Annual Report on Form 10-K with respect to the 2001 financial statements that were audited by Arthur Andersen. As a result, we filed this Annual Report on Form 10-K in reliance on Rule 437(a) under the Securities Act of 1933 which relieves an issuer from the obligation to obtain the consent of Arthur Andersen in certain cases. Because Arthur Andersen has not consented to the inclusion of their report in this Annual Report on Form 10-K, you may be unable to seek remedies against Arthur Andersen under applicable securities laws for any untrue statement of a material fact contained in the financial statements audited by Arthur Andersen or any omission of a material fact required to be stated in those financial statements. Also, it is unlikely that any assets would be available from Arthur Andersen to satisfy any claims.

Risk Factors Associated with Our Common Stock

Certain Provisions of Our Articles of Association and Netherlands Law May Have Possible Anti-Takeover Effects.

     Our Articles of Association and the applicable law of The Netherlands contain provisions that may be deemed to have anti-takeover effects. Among other things, these provisions provide for a staggered board of Supervisory Directors, a binding nomination process and supermajority voting requirements in the case of shareholder approval for certain significant transactions. Such provisions may delay, defer or prevent a takeover attempt that a shareholder might consider in the best interests of our shareholders. In addition, certain United States tax laws, including those relating to possible classification as a “controlled foreign corporation” described below, may discourage third parties from accumulating significant blocks of our common shares.

Existing Shareholders May Sell Their Shares, Which Could Depress the Market Price of Our Common Stock.

     Our executive officers and directors own approximately 1,400,000 of our common shares that are immediately eligible to be sold into the public market pursuant to Rule 144 (and in the case of Mr. Gerald M. Glenn our Chairman, President and Chief Executive Officer and WEDGE Engineering B.V., a current shareholder, pursuant to a registration right) under the Securities Act of 1933. If these shareholders sell a large number of these shares, the market price of our common stock could decline.

We Have a Risk of Being Classified as a Controlled Foreign Corporation and Certain Shareholders Who Do Not Beneficially Own Shares May Lose the Benefit of Withholding Tax Reduction or Exemption Under Dutch Legislation.

     As a company incorporated in The Netherlands, we would be classified as a “controlled foreign corporation” for United States federal income tax purposes if any United States person acquires 10% or more of our common shares (including ownership through the attribution rules of Section 958 of the Internal Revenue Code of 1986, as amended (the “Code”), each such person, a “U.S. 10% Shareholder”) and the sum of the percentage ownership by all U.S. 10% Shareholders exceeds 50% (by voting power or value) of our common shares. We do not believe we are a “controlled foreign corporation.” However, we may be determined to be a controlled foreign corporation in the future. In the event that such a determination were made, all U.S. 10% Shareholders would be subject to taxation under Subpart F of the Code. The ultimate consequences of this determination are fact-specific to each U.S. 10% Shareholder, but could include possible taxation of such U.S. 10% Shareholder on a pro rata portion of our income, even in the absence of any distribution of such income.

     Under the double taxation convention in effect between The Netherlands and the United States (the “Treaty”), dividends paid by CB&I N.V. to a resident of the United States (other than an exempt organization or exempt pension organization) are generally eligible for a reduction of the 25% Netherlands withholding tax to 15%, or in the case of certain U.S. corporate shareholders owning at least 10% of the voting power of CB&I N.V., 5%, unless the common shares held by such resident are attributable to a business or part of a business that is, in whole or in part, carried on through a permanent establishment or a permanent representative in The Netherlands. Dividends received by exempt pension organizations and exempt organizations, as defined in the Treaty, are completely exempt from the withholding tax. A holder of common shares other than an individual will not be eligible for the benefits of the Treaty if such holder of common shares does not satisfy one or more of the tests set forth in the limitation on benefits provisions of Article 26 of the Treaty. According to an anti-dividend stripping provision, no exemption from, reduction of, or refund of, Netherlands withholding tax will be granted if the ultimate recipient of a dividend paid by CB&I N.V. is not considered to be the beneficial owner of such dividend.

If We Need to Sell or Issue Additional Common Shares to Finance Future Acquisitions, Your Share Ownership Could be Diluted.

     Part of our business strategy is to expand into new markets and enhance our position in existing markets throughout the world through acquisition of complementary businesses. In order to successfully complete targeted acquisitions or fund our other activities, we may issue additional equity securities that could dilute our earnings per share and your share ownership.

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K and the documents incorporated in this report by reference contain forward-looking statements. You should read carefully any statements containing the words “expect,” “believe,” “anticipate,” “project,” “estimate,” “predict,” “intend,” “should,” “could,” “may,” “might,” or similar expressions or the negative of any of these terms.

     Forward-looking statements involve known and unknown risks and uncertainties. In addition to the material risks listed under “Risk Factors,” that may cause our actual results, performance or achievements to be materially different from those expressed or implied by any forward-looking statements, the following factors could also cause our results to differ from such statements:

•	our ability to realize cost savings from our expected execution performance of contracts;

•	the uncertain timing and the funding of new contract awards, and project cancellations and operations risks;

•	the expected growth in our primary end markets does not occur;

•	cost overruns on fixed price contracts, and risks associated with percentage of completion accounting;

•	changes in the costs of or delivery schedule for components and materials;

•	increased competition;

•	lack of necessary liquidity to finance expenditures prior to the receipt of payment for the performance of contracts and to provide bid and performance bonds and letters of credit securing our obligations under our bids and contracts;

•	risks inherent in our acquisition strategy and our ability to obtain financing for proposed acquisitions;

•	adverse outcomes of pending claims or litigation or the possibility of new claims or litigation;

•	proposed revisions to U.S. tax laws that seek to increase income taxes payable by certain international companies;

•	a downturn in the economy in general; and

•	disruptions caused by war in the Middle East or terrorist attacks in the United States or other countries in which we operate.

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

Location	Type of Facility	Interest
North America
Beaumont, Texas	Engineering, fabrication facility, operations and administrative office	Owned

Beggs, Oklahoma	Fabrication facility and operations office	Owned

Clive, Iowa	Fabrication facility, warehouse, operations and administrative office	Owned

Everett, Washington	Fabrication facility, warehouse, operations and administrative office	Leased

Fort Saskatchewan, Canada	Warehouse, operations and administrative office	Owned

Franklin, Tennessee	Warehouse	Owned

Houston, Texas (1)	Engineering, fabrication facility, warehouse, operations and administrative office	Owned

Kankakee, Illinois	Warehouse	Owned

Liberty, Texas	Fabrication facility	Leased

Pittsburgh, Pennsylvania	Warehouse	Owned

Plainfield, Illinois (2)	Engineering, operations and administrative office	Leased

Provo, Utah	Fabrication facility, warehouse, operations and administrative office	Owned

Richardson, Texas	Engineering and administrative office	Leased

San Luis Obispo, California	Warehouse and fabrication facility	Owned

Tulsa, Oklahoma	Engineering and administrative office	Leased

Tyler, Texas	Engineering, fabrication facility, operations and administrative office	Owned

Warren, Pennsylvania	Fabrication facility	Leased

The Woodlands, Texas	Engineering, operations and administrative office	Owned

Europe, Africa, Middle East

Al Aujam, Saudi Arabia	Fabrication facility and warehouse	Owned

Dubai, United Arab Emirates	Engineering, operations, administrative office and warehouse	Leased

Hoofddorp, the Netherlands	Principal executive office	Leased

London, England	Engineering, operations and administrative office	Leased

Secunda, South Africa	Fabrication facility and warehouse	Leased

Location	Type of Facility	Interest
Asia Pacific

Bangkok, Thailand	Administrative office	Leased

Batangas, Philippines	Fabrication facility and warehouse	Leased

Blacktown, Australia	Engineering, operations and administrative office	Leased

Jakarta, Indonesia	Sales Office	Leased

Kwinana, Australia	Fabrication facility, warehouse and administrative office	Owned

Shanghai, China	Commercial office	Leased

Central and South America

Caracas, Venezuela	Administrative and engineering office	Leased

Puerto Ordaz, Venezuela	Fabrication facility and warehouse	Leased

(1) Warehouse and administrative office are held for sale.

(2) Sold and leased back to us on June 30, 2001.

     We also own or lease a number of sales, administrative and field construction offices, warehouses and equipment maintenance centers strategically located throughout the world.

Item 3. Legal Proceedings

     Antitrust Proceedings. On October 25, 2001, the U.S. Federal Trade Commission (the “FTC” or the “Commission”) announced its decision to file an administrative complaint (the “Complaint”) challenging our February 2001 acquisition of certain assets of the Engineered Construction Division of Pitt-Des Moines, Inc. (“PDM”) that we acquired together with certain assets of the Water Division of PDM (the Engineered Construction and Water Divisions of PDM are hereafter sometimes referred to as the “PDM Divisions”). The FTC’s Complaint alleged that the acquisition violated Section 7 of the Clayton Antitrust Act and Section 5 of the Federal Trade Commission Act by threatening to substantially lessen competition in four specific markets in which both we and PDM had competed in the United States; liquefied natural gas storage tanks and associated facilities constructed in the United States, liquefied nitrogen, liquefied oxygen and liquefied argon storage tanks constructed in the United States; liquefied petroleum gas storage tanks constructed in the United States; and field erected thermal vacuum chambers (used for the testing of satellites) constructed in the United States. The FTC’s Complaint asserted that the consequence of the acquisition will be increased prices in these four markets.

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

     We believe the FTC Administrative Law Judge’s ruling is inconsistent with the law and facts presented at trial. We have appealed the ruling to the full Federal Trade Commission. In addition, the FTC Staff has appealed the sufficiency of the remedies contained in the ruling to the full Federal Trade Commission. Pending issuance of a final order by the Commission, we are subject to an interim order designed to preserve the status quo of the PDM assets, including a requirement that we notify the FTC 60 days before taking any action to dispose of any PDM assets at our Provo, Utah fabrication facility. On November 12, 2003, oral arguments were held before the Commission, which will issue its decision in due course. Until the FTC order becomes final, we expect the impact on our earnings will be minimal. However, the remedies contained in the order, if implemented, could have an adverse effect on us, including an expense relating to a potential write-down of the net book value of the divested assets. If additional remedies sought by the FTC Staff are also implemented by the full Commission, there may be additional adverse financial effects on us.

     In addition, we were served with a subpoena for documents on July 23, 2003 by the Philadelphia office of the U.S. Department of Justice, Antitrust Division. The subpoena seeks documents that are in part related to matters that were the subject of testimony in the FTC administrative law trial, as well as documents relating to our Water Division. We are cooperating fully with the investigation. We cannot assure you that proceedings will not result from this investigation.

     Environmental Matters. Our operations are subject to extensive and changing U.S. federal, state and local laws and regulations and laws outside the U.S. establishing health and environmental quality standards, including those governing discharges and pollutants into the air and water and the management and disposal of hazardous substances and wastes. This exposes us to potential liability for personal injury or property damage caused by any release, spill, exposure or other accident involving such substances or wastes.

     In connection with the historical operation of our facilities, substances which currently are or might be considered hazardous were used or disposed of at some sites that will or may require us to make expenditures for remediation. In addition, we have agreed to indemnify parties to whom we have sold facilities for certain environmental liabilities arising from acts occurring before the dates those facilities were transferred. We are not aware of any manifestation by a potential claimant of its awareness of a possible claim or assessment with respect to any such facility.

     We believe that we are currently in compliance, in all material respects, with all environmental laws and regulations. We do not anticipate that we will incur material capital expenditures for environmental controls or for investigation or remediation of environmental conditions during 2004 or 2005.

     Other. We are a defendant in a number of lawsuits arising in the normal course of business, including among others, lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products, and we have in place appropriate insurance coverage for the type of work that we have performed. During 2003, we were named as a defendant in additional asbestos-related lawsuits. To date, we have been able to dismiss or settle all such claims without a material impact on our operating results or financial position and do not currently believe that the asserted claims will have a material adverse effect on our future results of operations or financial position. As a matter of standard policy, we continually review our litigation accrual and as further information is known on pending cases, increases or decreases, as appropriate, may be recorded in accordance with SFAS No. 5, “Accounting for Contingencies.”

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2003.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

     Information required by this item can be found in the 2003 Annual Report to Shareholders and is incorporated herein by reference.

Item 6. Selected Financial Data

     Information required by this item can be found in the 2003 Annual Report to Shareholders and is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Information required by this item can be found in the 2003 Annual Report to Shareholders and is incorporated herein by reference.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

     Information required by this item can be found in the 2003 Annual Report to Shareholders and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

     Consolidated financial statements and Report of Independent Public Accountants can be found in the 2003 Annual Report to Shareholders and are incorporated herein by reference.

     Quarterly financial data can be found in the 2003 Annual Report to Shareholders and is incorporated herein by reference.

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

     On May 10, 2002, our shareholders voted for leaving it to our Supervisory Board to appoint our independent public accountants. On May 10, 2002, our Supervisory Board approved the decision to engage Deloitte & Touche, as our new principal independent public accountants for 2002. Accordingly, on May 10, 2002, our management informed Arthur Andersen that the firm would no longer be engaged as its principal independent accountants. The change in auditors became effective on May 10, 2002 following the completion by Arthur Andersen of its review of our financial statements for the quarter ended March 31, 2002. The report of Arthur Andersen on our consolidated financial statements for the year ended December 31, 2001 did not contain any adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. Further, during 2001 and through May 10, 2002, there were no reportable events as defined in Commission Regulation S-K Item 304 (a)(1)(v) with Arthur Andersen.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this report, under the supervision and with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), an evaluation of the effectiveness of our disclosure controls and procedures was performed. Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

Changes in internal controls over financial reporting

     There were no changes in our internal controls over financial reporting that occurred during the three month period ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The Company has adopted a code of ethics that applies to the CEO, the CFO and the Corporate Controller, as well as the Company’s directors and all employees. This code of ethics can be found at our internet website “www.cbiepc.com” and is incorporated herein by reference.

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

Name	Age	Position(s)
Gerald M. Glenn	61	Chairman of the Supervisory Board of CB&I N.V.; Chairman, President and Chief Executive Officer and Director of CBIC; Chairman, President and Chief Executive Officer and Managing Director of CB&I B.V.

Jerry H. Ballengee	66	Supervisory Director

L. Richard Flury	56	Supervisory Director

J. Charles Jennett	63	Supervisory Director

Vincent L. Kontny	66	Supervisory Director

Gary L. Neale	64	Supervisory Director

L. Donald Simpson	68	Supervisory Director

Marsha C. Williams	52	Supervisory Director

Philip K. Asherman	53	Executive Vice President and Chief Marketing Officer of CBIC; Managing Director of CB&I B.V.

David P. Bordages	53	Vice President - Human Resources and Administration of CBIC

Stephen P. Crain	50	President - Western Hemisphere Operations of CBIC; Managing Director of CB&I B.V.

Richard E. Goodrich	60	Executive Vice President and Chief Financial Officer of CBIC; Managing Director of CB&I B.V.

Robert B. Jordan	54	Executive Vice President and Chief Operating Officer of CBIC; Managing Director of CB&I B.V.

Tom C. Rhodes	50	Vice President, Corporate Controller and Chief Accounting Officer of CBIC

Robert H. Wolfe	54	Secretary of CB&I N.V.;Vice President, General Counsel and Secretary of CBIC; Secretary of CB&I B.V.

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

     L. RICHARD FLURY has served as a Supervisory Director of the Company since May 8, 2003 and was a consultant to the Supervisory Board from May 2002 to May 2003. He retired from his position as Chief Executive, Gas and Power for BP plc on December 31, 2001, which position he had held since June 1999. Prior to the integration of Amoco and BP, which was announced in August, 1998, he served as Executive Vice President of Amoco Corporation with chief executive responsibilities for the Exploration and Production sector from January 1996 to December 1998. He also served in various other executive capacities with Amoco since 1988. He is a director of the Questar Corporation.

     J. CHARLES JENNETT has served as a Supervisory Director of the Company since April 1997. Dr. Jennett is a private engineering consultant. He served as President of Texas A&M International University from 1996 to 2001, when he became President Emeritus. He was Provost and Vice President of Academic Affairs at Clemson University from 1992 through 1996.

     VINCENT L. KONTNY has served as a Supervisory Director of the Company since April 1997. He retired in 2002 as Chief Operating Officer of Washington Group International (serving in such position since April 2000), which filed a petition under Chapter 11 of the U.S. Bankruptcy Code on May 14, 2001. Since 1992 he has been the owner and CEO of the Double Shoe Cattle Company. Mr. Kontny was President and Chief Operating Officer of Fluor Corporation from 1990 until September 1994.

     GARY L. NEALE has served as a Supervisory Director of the Company since April 1997. He is currently President, CEO and Chairman of the Board of NiSource, Inc., whose primary business is the transportation and distribution of natural gas and generation and distribution of electricity. Mr. Neale has served as a director of NiSource, Inc. since 1991, a director of Northern Indiana Public Service Company since 1989, and a director of Modine Manufacturing Company (heat transfer products) since 1977.

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

     STEPHEN P. CRAIN has been President — Western Hemisphere Operations of CBIC since August 2001 and a Managing Director of CB&I B.V. since August 1998. From November 2000 to July 2001, he was Executive Vice President and Chief Marketing Officer of CBIC. From July 1997 to November 2000, Mr. Crain was Vice President — Global Sales and Marketing of CBIC. Prior to that time, Mr. Crain was employed by CBIC or its affiliates in an executive or management capacity.

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

     ROBERT B. JORDAN has been an Executive Vice President of CBIC since November 2000, the Chief Operating Officer of CBIC since March 2000 and a Managing Director of CB&I B.V. since February 1998. From February 1998 to November 2000, Mr. Jordan was Vice President — Operations of CBIC. From May 1996 to February 1998, Mr. Jordan was the Senior Vice President — Sales and Operations for the Process Division of BE&K Incorporated located in Birmingham, Alabama. Prior to that time, Mr. Jordan was the Senior Vice President — Sales and Operations for the Process and Industrial Division of Rust Engineering & Construction Inc.

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

     Information appearing under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2004 Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation

     Information appearing under “Executive Compensation” in the 2004 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Information appearing under “Common Stock Ownership By Certain Persons and Management” in the 2004 Proxy Statement is incorporated herein by reference.

     The following table summarizes information, as of December 31, 2003, relating to our equity compensation plans pursuant to which grants of options or other rights to acquire our common shares may be granted from time to time.

Equity Compensation Plan Information

	Number of securities to be	Weighted-average
	issued upon exercise of	exercise price of	Number of securities remaining available for
	outstanding options, warrants	outstanding options,	future issuance under equity compensation plans
Plan Category	and rights	warrants and rights	(excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,581,569	$10.82	2,361,892
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	3,581,569	$10.82	2,361,892

Item 13. Certain Relationships and Related Transactions

     Information appearing under “Certain Transactions” in the 2004 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

     Information appearing under “Appointment of Our Independent Public Accountants” in the 2004 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statements

     The following consolidated financial statements and Report of Independent Public Accountants previously incorporated by reference under Item 8 of Part II of this report are herein incorporated by reference.

Report of Independent Public Accountants
Consolidated Statements of Income - For the years ended December 31, 2003, 2002 and 2001
Consolidated Balance Sheets - As of December 31, 2003 and 2002
Consolidated Statements of Cash Flows - For the years ended December 31, 2003, 2002 and 2001
Consolidated Statements of Changes in Shareholders’ Equity - For the years ended December 31, 2003, 2002 and 2001
Notes to Consolidated Financial Statements

Financial Statement Schedules

     Supplemental Schedule II - Valuation and Qualifying Accounts and Reserves for each of the years ended December 31, 2003, 2002 and 2001 can be found on page 32 of this report.

     Schedules, other than the one above, have been omitted because the schedules are either not applicable or the required information is shown in the financial statements or notes thereto previously incorporated by reference under Item 8 of Part II of this report.

     Quarterly financial data for the years ended December 31, 2003 and 2002 is shown in the Notes to Consolidated Financial Statements previously incorporated by reference under Item 8 of Part II of this report.

     Our interest in 50 percent or less owned affiliates, when considered in the aggregate, does not constitute a significant subsidiary; therefore, summarized financial information has been omitted.

Exhibits

     The Exhibit Index on page 33 and Exhibits being filed are submitted as a separate section of this report.

Reports on Form 8-K

     We filed a current report on Form 8-K on October 30, 2003. Under Item 12 (Results of Operations and Financial Condition), we filed a copy of our press release dated October 29, 2003 announcing financial results for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chicago Bridge & Iron Company N.V.

Date: March 12, 2004	/s/ Richard E. Goodrich

By: Chicago Bridge & Iron Company B.V.
Its: Managing Director
Richard E. Goodrich
Managing Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 12, 2004.

Signature	Title

/s/ Gerald M. Glenn Gerald M. Glenn	Chairman of the Supervisory Board of Registrant, and President, Chief Executive Officer of CBIC (Principal Executive Officer)
/s/ Richard E. Goodrich Richard E. Goodrich	Executive Vice President and Chief Financial Officer of CBIC (Principal Financial Officer)
/s/ Tom C. Rhodes Tom C. Rhodes	Vice President and Corporate Controller of CBIC (Principal Accounting Officer)
/s/ Jerry H. Ballengee Jerry H. Ballengee	Supervisory Director
/s/ L. Richard Flury L. Richard Flury	Supervisory Director
/s/ J. Charles Jennett J. Charles Jennett	Supervisory Director
/s/ Vincent L. Kontny Vincent L. Kontny	Supervisory Director

Signature	Title
/s/ Gary L. Neale Gary L. Neale	Supervisory Director
/s/ L. Donald Simpson L. Donald Simpson	Supervisory Director
/s/ Marsha C. Williams Marsha C. Williams	Supervisory Director
Registrant’s Agent for Service in the United States
/s/ Robert H. Wolfe Robert H. Wolfe

Schedule II. Supplemental Information on Valuation and Qualifying
Accounts and Reserves

CHICAGO BRIDGE & IRON COMPANY N.V.
Valuation and Qualifying Accounts and Reserves
For Each of the Three Years Ended December 31, 2003
(in thousands)

Column A	Column B	Column C	Column D	Column E
		Additions
	Balance	Charged to		Balance
	At	Costs and		at
Descriptions	January 1	Expenses	Deductions(1)	December 31
Allowance for doubtful accounts
2003	$2,274	$684	($1,780)	$1,178
2002	1,256	2,564	(1,546)	2,274
2001	1,300	527	(571)	1,256

(1)	Deductions generally represent utilization of previously established reserves or adjustments to reverse unnecessary reserves due to subsequent collections.

EXHIBIT INDEX

3 (13)	Amended Articles of Association of the Company (English translation)

4.1 (2)	Specimen Stock Certificate

4.2	Shareholder Agreement dated as of December 28, 2000 (as amended by an Amendment thereto dated as of February 7, 2001) among WEDGE Group Incorporated, Registrant and certain shareholders of Registrant is incorporated by reference to (i) Exhibit 7 of Registrant’s Current Report on Form 8-K dated January 8, 2001 and (ii) Exhibit 7 of Registrant’s Current Report on Form 8-K dated February 22, 2001.

4.3 (14)	Amendment No. 2 to Shareholder Agreement dated as of March 19, 2003 among WEDGE Group Incorporated, the Company and certain shareholders of the Company.

10.1 (2)	Form of Indemnification Agreement between the Company and its Supervisory and Managing Directors

10.2 (3)	The Company’s Annual Incentive Compensation Plan

10.3 (4)	The Company’s 1997 Long-Term Incentive Plan As amended September 1, 1998

10.4 (3)	The Company’s Deferred Compensation Plan

(a) Amendment of Section 4.4 of the CB&I Deferred Compensation Plan (1)

10.5	The Company’s Management Defined Contribution Plan As amended September 1, 1999 (7)

(a) Agreement between the Company and Gerald M. Glenn dated September 1, 1999 (7)

(b) Amended Agreement between the Company and Gerald M. Glenn dated February 21, 2002 (11)

(c) Amended Agreement between the Company and Gerald M. Glenn dated May 8, 2003 (1)

10.6 (3)	The Company’s Excess Benefit Plan

10.7 (2)	Form of the Company’s Supplemental Executive Death Benefits Plan

10.8 (2)	Employment Agreements Including Special Stock-Based, Long-Term Compensation Related to the Common Share Offering between the Company and Certain Executive Officers

10.9 (6)	Form of Amended Termination Agreements between the Company and Certain Executive Officers

10.10 (2)	Separation Agreement

10.11 (2)	Form of Amended and Restated Tax Disaffiliation Agreement

10.12 (2)	Employee Benefits Separation Agreement

10.13 (2)	Conforming Agreement

10.14 (3)	Employment Agreement Letters between the Company and Robert B. Jordan

10.15 (4)	The Company’s Supervisory Board of Directors Fee Payment Plan

10.16 (4)	The Company’s Supervisory Board of Directors Stock Purchase Plan

10.17 (8)	The Chicago Bridge & Iron 1999 Long-Term Incentive Plan As amended December 15, 2000.

10.18 (5)	The Company’s Incentive Compensation Program

10.19 (6)	The Company’s Equity Forward Purchase Contract

10.20 (8)	Change of Control Severance Agreements between the Company and certain Executive Officers

10.20(a)(9)	Waiver to Certain Sections of Change of Control Severance Agreements between the Company and Certain Executive Officers

10.21 (10)	Senior Executive Relocation Loan Agreements between the Company and Certain Executive Officers.

(a) Agreement between the Company and Gerald M. Glenn dated September 13, 2001

(b) Agreement between the Company and Stephen P. Crain dated September 13, 2001

(c) Agreement between the Company and Robert B. Jordan dated September 13, 2001

(d) Agreement between the Company and Robert H. Wolfe dated September 13, 2001

10.22 (12)	Employment Agreement Letter between the Company and David P. Bordages

10.23 (15)	Three-Year Revolving Credit Facility Agreement dated August 22, 2003

10.24 (15)	Five-Year Revolving Credit Facility Agreement dated August 22, 2003

13 (1)	Portion of the 2003 Annual Report to Shareholders

16 (12)	Letter regarding change in Certifying Auditor

21 (1)	List of Significant Subsidiaries

23 (1)	Consent and Report of the Independent Public Accountants

31.1 (1)	Certification Pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (1)	Certification Pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (1)	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (1)	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 (11)	Letter to Securities and Exchange Commission regarding Arthur Andersen

(1) Filed herewith

(2)Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-18065)

(3) Incorporated by reference from the Company’s 1997 Form 10-K dated March 31, 1998

(4) Incorporated by reference from the Company’s 1998 Form 10-Q dated November 12, 1998

(5) Incorporated by reference from the Company’s 1999 Form 10-Q dated May 14, 1999

(6) Incorporated by reference from the Company’s 1999 Form 10-Q dated August 13, 1999

(7) Incorporated by reference from the Company’s 1999 Form 10-Q dated November 12, 1999

(8) Incorporated by reference from the Company’s 2000 Form 10-K dated March 29, 2001

(9) Incorporated by reference from the Company’s 2001 Form 10-Q dated August 14, 2001

(10) Incorporated by reference from the Company’s 2001 Form 10-Q dated November 14, 2001

(11) Incorporated by reference from the Company’s 2001 Form 10-K dated April 1, 2002

(12) Incorporated by reference from the Company’s 2002 Form 10-Q dated May 14, 2002

(13) Incorporated by reference from the Company’s 2002 Form 10-Q dated August 14, 2002

(14) Incorporated by reference from the Company’s 2002 Form 10-K dated March 21, 2003

(15) Incorporated by reference from the Company’s 2003 Form 10-Q dated November 13, 2003