Form 10-Q
period 2004-03-31
CHICAGO BRIDGE & IRON CO N V
filed 2004-05-10
CIK 1027884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-12815

Chicago Bridge & Iron Company N.V.

Incorporated in The Netherlands	IRS Identification Number: Not Applicable

Polarisavenue 31

2132 JH Hoofddorp
The Netherlands
31-23-5685660
(Address and telephone number of principal executive offices)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the exchange act).     Yes ☑          No ☐

      The number of shares outstanding of a single class of common stock as of April 30, 2004 — 47,496,506

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

		Page

PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements	2
	Statements of Income
	Three Months Ended March 31, 2004 and 2003	2
	Balance Sheets
	March 31, 2004 and December 31, 2003	3
	Statements of Cash Flows
	Three Months Ended March 31, 2004 and 2003	4
	Notes to Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	17
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	17
Item 6.	Exhibits and Reports on Form 8-K	19
SIGNATURES		20
Three-Year Revolving Credit Facility Agreement
Certification pursuant to Section 302
Certification pursuant to Section 302
Certification pursuant to Section 906
Certification pursuant to Section 906

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,

	2004	2003

Revenue	$443,553	$322,309
Cost of revenue	396,790	282,648

Gross profit	46,763	39,661
Selling and administrative expenses	23,847	19,198
Intangibles amortization (Note 3)	506	638
Other operating income, net	(23)	(136)

Income from operations	22,433	19,961
Interest expense	(1,726)	(1,687)
Interest income	206	466

Income before taxes and minority interest	20,913	18,740
Income tax expense	(6,692)	(5,611)

Income before minority interest	14,221	13,129
Minority interest in loss (income)	383	(365)

Net income	$14,604	$12,764

Net income per share (Note 1):
Basic	$0.31	$0.29
Diluted	$0.30	$0.28
Weighted average shares outstanding:
Basic	47,021	44,394
Diluted	49,315	46,248
Dividends on shares:
Amount	$1,884	$1,776
Per share	$0.04	$0.04

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2004	2003

	(Unaudited)
ASSETS
Cash and cash equivalents	$81,794	$112,918
Accounts receivable, net of allowance for doubtful accounts of $1,128 in 2004 and $1,178 in 2003	252,716	200,521
Contracts in progress with costs and estimated earnings exceeding related progress billings	132,285	142,235
Deferred income taxes	25,615	23,509
Other current assets	20,881	33,244

Total current assets	513,291	512,427

Property and equipment, net	122,324	124,505
Non-current contract retentions	8,043	11,254
Deferred income taxes	1,695	2,876
Goodwill	223,009	219,033
Other intangibles	30,443	30,949
Other non-current assets	27,392	31,318

Total assets	$926,197	$932,362

LIABILITIES
Notes payable	$493	$1,901
Accounts payable	129,041	143,258
Accrued liabilities	83,944	95,237
Contracts in progress with progress billings exceeding related costs and estimated earnings	134,873	130,497
Income taxes payable	5,101	5,359

Total current liabilities	353,452	376,252

Long-term debt	75,000	75,000
Other non-current liabilities	85,142	85,038
Minority interest in subsidiaries	6,504	6,908

Total liabilities	520,098	543,198

Shareholders’ Equity
Common stock, Euro .01 par value; shares authorized: 80,000,000 in 2004 and 2003; shares issued: 47,136,762 in 2004 and 46,697,732 in 2003; shares outstanding: 47,101,758 in 2004 and 46,694,415 in 2003	481	475
Additional paid-in capital	290,661	283,625
Retained earnings	139,241	126,521
Stock held in Trust	(12,444)	(11,719)
Treasury stock, at cost; 35,004 in 2004 and 3,317 in 2003	(954)	(108)
Accumulated other comprehensive loss	(10,886)	(9,630)

Total shareholders’ equity	406,099	389,164

Total liabilities and shareholders’ equity	$926,197	$932,362

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2004	2003

Cash Flows from Operating Activities
Net income	$14,604	$12,764
Adjustments to reconcile net income to net cash provided by operating activities:
Payments related to exit costs	(1,141)	(1,395)
Depreciation and amortization	5,292	4,855
Gain on sale of property and equipment	(23)	(136)
Change in operating assets and liabilities (see below)	(46,279)	(10,461)

Net cash (used in)/provided by operating activities	(27,547)	5,627

Cash Flows from Investing Activities
Cost of business acquisitions	(1,820)	(450)
Capital expenditures	(2,748)	(8,539)
Proceeds from sale of property and equipment	229	371

Net cash used in investing activities	(4,339)	(8,618)

Cash Flows from Financing Activities
Increase in notes payable	17	5
Purchase of treasury stock	(930)	(220)
Issuance of treasury stock	—	1,286
Issuance of common stock	3,559	—
Dividends paid	(1,884)	(1,776)

Net cash provided by/(used in) financing activities	762	(705)

Decrease in cash and cash equivalents	(31,124)	(3,696)
Cash and cash equivalents, beginning of the year	112,918	102,536

Cash and cash equivalents, end of the period	$81,794	$98,840

Change in Operating Assets and Liabilities
(Increase)/decrease in receivables, net	$(52,195)	$17,323
Decrease/(increase) in contracts in progress, net	14,326	(9,675)
Decrease in non-current contract retentions	3,211	1,924
Decrease in accounts payable	(14,217)	(7,127)

Change in contract capital	(48,875)	2,445
Decrease/(increase) in other current assets	13,365	(425)
Increase in income taxes payable and deferred income taxes	307	1,377
Decrease in accrued and other non-current liabilities	(13,627)	(7,733)
Decrease/(increase) in other	2,551	(6,125)

Total	$(46,279)	$(10,461)

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(In thousands, except per share data)
(Unaudited)

1.	Significant Accounting Policies

      Basis of Presentation — The accompanying unaudited consolidated financial statements for Chicago Bridge & Iron Company N.V. and Subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, our unaudited consolidated financial statements include all adjustments necessary for a fair presentation of our financial position as of March 31, 2004, and our results of operations and cash flows for each of the three-month periods ended March 31, 2004 and 2003. The consolidated balance sheet at December 31, 2003 is derived from the December 31, 2003 audited consolidated financial statements. Although management believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and cash flows for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our 2003 Annual Report on Form 10-K.

      Reclassification of Prior Year Balances — Certain prior year balances have been reclassified to conform with the current year presentation.

      Revenue Recognition — Revenue is recognized using the percentage-of-completion method. A significant portion of our work is performed on a fixed price or lump sum basis. The balance of our work is performed on variations of cost reimbursable and target price approaches. Contract revenue is accrued based on the percentage that actual costs-to-date bear to total estimated costs. We utilize this cost-to-cost approach as we believe this method is less subjective than relying on assessments of physical progress. We follow the guidance of the Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” for accounting policy relating to our use of the percentage-of-completion method, estimating costs, revenue recognition and claim recognition. The use of estimated cost to complete each contract, while the most widely recognized method used for percentage-of-completion accounting, is a significant variable in the process of determining income earned and is a significant factor in the accounting for contracts. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates.

      Contract revenue reflects the original contract price adjusted for agreed upon change orders and estimated minimum recoveries of claims. We recognize claims when it is probable that the claim will result in additional contract revenue and the amount of the claim can be reliably estimated. Claims are only recorded to the extent that contract costs relating to the claim have been incurred. At March 31, 2004 and December 31, 2003, we had net outstanding claims recognized of $4,250 and $6,970, respectively. Losses expected to be incurred on contracts in progress are charged to income in the period such losses are known.

      Cost and estimated earnings to date in excess of progress billings on contracts in process represent the cumulative revenue recognized less the cumulative billings to the customer. Any billed revenue that has not been collected is reported as accounts receivable. Unbilled revenue is reported as contracts in progress with costs and estimated earnings exceeding related progress billings on the consolidated balance sheet. The timing of when we bill our customers is generally contingent on completion of certain phases of the work as stipulated in the contract. Progress billings in accounts receivable at March 31, 2004 and December 31, 2003 were currently due and included retentions totaling $39,579 and $32,533, respectively, to be collected within one year. Contract retentions collectible beyond one year are included in non-current contract retentions on our

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated balance sheets. Cost of revenue includes direct contract costs such as material and construction labor, and indirect costs which are attributable to contract activity.

      New Accounting Standards — In December 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised standard requires annual and interim disclosures in addition to those in the original standard concerning the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. This statement is effective for fiscal years ending after December 15, 2003. See Note 5 for the interim disclosure requirements of SFAS No. 132.

      Earnings Per Share Computations — Basic earnings per share (“EPS”) is calculated by dividing our net income by the weighted average number of common shares outstanding for the period, which includes stock held in trust. Diluted EPS reflects the assumed conversion of all dilutive securities, consisting of employee stock options/restricted shares/performance shares and directors deferred fee shares.

      The following schedule reconciles the income and shares utilized in the basic and diluted EPS computations:

	Three Months Ended
	March 31,

	2004	2003

Net income	$14,604	$12,764

Weighted average shares outstanding — basic	47,021	44,394
Effect of stock options/restricted shares/performance shares	2,241	1,805
Effect of directors deferred fee shares	53	49

Weighted average shares outstanding — diluted	49,315	46,248

Net income per share
Basic	$0.31	$0.29
Diluted	$0.30	$0.28

      Stock Plans — We account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock, subject to any vesting provisions. Reported net income does not include any compensation expense associated with stock options, but does include compensation expense associated with restricted stock and performance share awards.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Had compensation expense for the Employee Stock Purchase Plan and Long-Term Incentive Plans been determined consistent with the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation” (using the Black-Scholes pricing model for stock options), our net income and net income per common share would have reflected the following pro forma amounts:

	Three Months Ended
	March 31,

	2004	2003

Net Income, as reported	$14,604	$12,764

Add: Stock-based compensation for restricted stock and performance share awards included in reported net income, net of tax	1,011	76
Deduct: Stock-based compensation determined under the fair value method, net of tax	(1,321)	(999)

Pro forma net income	$14,294	$11,841

Basic EPS
As reported	$0.31	$0.29
Pro forma	$0.30	$0.27

Diluted EPS
As reported	$0.30	$0.28
Pro forma	$0.29	$0.26

      Using the Black-Scholes option-pricing model, the fair value of each option grant is estimated on the date of grant based on the following weighted-average assumptions:

	Three Months
	Ended March 31,

	2004	2003

Risk-free interest rate	3.58%	3.29%
Expected dividend yield	0.57%	1.08%
Expected volatility	46.30%	48.58%
Expected life in years	6	6

2.	Comprehensive Income

      Comprehensive income for the three months ended March 31, 2004 and 2003 is as follows:

	Three Months Ended
	March 31,

	2004	2003

Net income	$14,604	$12,764
Other comprehensive (loss) income, net of tax:
Cumulative translation adjustment	(616)	378
Change in unrealized loss on debt securities	26	26
Change in unrealized fair value of cash flow hedges	(666)	—

Comprehensive income	$13,348	$13,168

      Accumulated other comprehensive loss reported on our balance sheet at March 31, 2004 includes the following, net of tax: $10,535 of cumulative translation adjustment, $237 of unrealized loss on debt securities, ($651) of unrealized fair value of cash flow hedges and $765 of minimum pension liability adjustments.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Goodwill and Other Intangibles

Goodwill

      General — At March 31, 2004 and December 31, 2003, our goodwill balances were $223,009 and $219,033, respectively, attributable to the excess of the purchase price over the fair value of assets acquired relative to acquisitions within our North America and EAME segments.

      The increase in goodwill primarily relates to direct acquisition costs associated with our 2003 acquisitions of Petrofac and John Brown, a contingent earnout obligation associated with our 2000 acquisition of Howe-Baker International L.L.C. (“Howe-Baker”), the impact of foreign currency translation and a reduction in accordance with SFAS No. 109, “Accounting for Income Taxes,” where tax goodwill exceeded book goodwill.

      The change in goodwill by segment for the three months ended March 31, 2004 is as follows:

	North America	EAME	Total

Balance at December 31, 2003	$199,210	$19,823	$219,033
Costs associated with prior year acquisitions and contingent earnout obligations	3,500	476	3,976

Balance at March 31, 2004	$202,710	$20,299	$223,009

      Impairment Testing — SFAS No. 142 “Goodwill and Other Intangible Assets” prescribes a two-phase process for impairment testing of goodwill, which is performed annually, absent any indicators of impairment. The first phase screens for impairment, while the second phase (if necessary) measures the impairment. We have elected to perform our annual analysis during the fourth quarter of each year based upon goodwill balances as of the end of the third calendar quarter. Although no indicators of impairment have been identified during 2004, there can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Other Intangible Assets

      In accordance with SFAS No. 142, the following table provides information concerning our other intangible assets for the periods ended March 31, 2004 and December 31, 2003:

	March 31, 2004		December 31, 2003

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets
Technology (3 to 11 years)	$6,221	$(4,008)	$6,221	$(3,795)
Non-compete agreements (4 to 8 years)	4,810	(2,869)	4,810	(2,648)
Strategic alliances, customer contracts, patents (3 to 11 years)	2,695	(1,123)	2,695	(1,051)

Total	$13,726	$(8,000)	$13,726	$(7,494)

Unamortized intangible assets
Tradenames	$24,717		$24,717

      The changes in other intangibles relate to additional amortization expense.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Financial Instruments

      Forward Contracts — At March 31, 2004 our forward contracts to hedge intercompany loans and certain operating exposures are summarized as follows:

			Weighted Average
Currency Sold	Currency Purchased	Contract Amount	Contract Rate

Forward contracts to hedge intercompany loans:(1)
Euro	U.S. Dollar	$6,032	0.83
U.S. Dollar	British Pound	$8,650	0.55
U.S. Dollar	Australian Dollar	$5,829	1.36
U.S. Dollar	Canadian Dollar	$5,309	1.33
U.S. Dollar	South African Rand	$722	6.89
Forward contracts to hedge certain operating exposures:(2)
U.S. Dollar	Euro	$39,659	0.83
U.S. Dollar	Qatari Rial	$5,437	3.63
U.S. Dollar	British Pound	$1,144	0.56
U.S. Dollar	Japanese Yen	$477	104.82

(1)	Contracts mature within six days of quarter-end.

(2)	Contracts mature within ten months of quarter-end and were designated as “cash flow hedges” under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” At March 31, 2004, the fair value of these contracts, recorded as an asset on our consolidated balance sheet, was $1,002 (see Note 2). Any hedge ineffectiveness was not significant.

5.	Retirement Benefits

      We previously disclosed in our financial statements for the year ended December 31, 2003, that in 2004 we expected to contribute $4,929 and $3,006 to our defined benefit and other postretirement plans, respectively. The following table provides contribution information for our defined benefit and postretirement plans as of March 31, 2004:

	Defined	Other
	Benefit	Postretirement
	Plans	Benefits

Contributions made through March 31, 2004	$1,142	$890
Remaining contributions expected for 2004	3,582	2,056

Total contributions expected for 2004	$4,724	$2,946

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table provides combined information for our defined benefit and other postretirement plans:

Components of Net Periodic Benefit Cost

			Other
	Defined		Postretirement
	Benefit Plans		Benefits

Three Months Ended March 31,	2004	2003	2004	2003

Service cost	$1,589	$49	$316	$420
Interest cost	711	244	491	423
Expected return on plan assets	(858)	(301)	—	—
Amortization of prior service costs	11	2	(67)	(25)
Recognized net actuarial loss	106	103	65	23

Net periodic benefit cost	$1,559	$97	$805	$841

6.	Segment Information

      We manage our operations by four geographic segments: North America; Europe, Africa, Middle East; Asia Pacific; and Central and South America. Each geographic segment offers similar services.

      The Chief Executive Officer evaluates the performance of these four segments based on revenue and income from operations. Each segment’s performance reflects the allocation of corporate costs, which were based primarily on revenue. Intersegment revenue was not material.

	Three Months Ended
	March 31,

	2004	2003

Revenue
North America	$257,050	$204,150
Europe, Africa, Middle East	105,912	58,953
Asia Pacific	58,638	41,032
Central and South America	21,953	18,174

Total revenue	$443,553	$322,309

Income From Operations
North America	$14,700	$11,500
Europe, Africa, Middle East	3,451	3,560
Asia Pacific	1,680	1,313
Central and South America	2,602	3,588

Total income from operations	$22,433	$19,961

7.	Commitments and Contingencies

      Antitrust Proceedings — On October 25, 2001, the U.S. Federal Trade Commission (the “FTC” or the “Commission”) announced its decision to file an administrative complaint (the “Complaint”) challenging our February 2001 acquisition of certain assets of the Engineered Construction Division of PDM that we acquired together with certain assets of the Water Division of PDM (The Engineered Construction and Water Divisions of PDM are hereafter sometimes referred to as the “PDM Divisions”). The FTC’s Complaint alleged that the acquisition violated Section 7 of the Clayton Antitrust Act and Section 5 of the Federal Trade Commission Act by threatening to substantially lessen competition in four specific markets in which both we and PDM had competed in the United States: liquefied natural gas storage tanks and associated facilities

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

constructed in the United States; liquefied nitrogen, liquefied oxygen and liquefied argon storage tanks constructed in the United States; liquefied petroleum gas storage tanks constructed in the United States; and field erected thermal vacuum chambers (used for the testing of satellites) constructed in the United States. The FTC’s Complaint asserted that the consequence of the acquisition will be increased prices in these four markets.

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

      Environmental Matters — Our operations are subject to extensive and changing U.S. federal, state and local laws and regulations and laws outside the U.S. establishing health and environmental quality standards, including those governing discharges and pollutants into the air and water and the management and disposal of hazardous substances and wastes. This exposes us to potential liability for personal injury or property damage caused by any release, spill, exposure or other accident involving such substances or wastes.

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

      We believe that we are currently in compliance, in all material respects, with all environmental laws and regulations. We do not anticipate that we will incur material capital expenditures for environmental controls or for investigation or remediation of environmental conditions during the remainder of 2004 or 2005.

      Contingent Earnout Obligations — In connection with our acquisition of Howe-Baker in 2000, we assumed two earnout arrangements contingent upon the performance of the underlying acquired entities. One of the arrangements which has and will continue to require us to make cash payments to the previous owners expires in July 2004 (of which $7.0 million is included in accrued liabilities), while the other arrangement was settled during 2003.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Consistent with the provisions of SFAS No. 141, “Business Combinations,” any additional purchase consideration with respect to the remaining contingent obligation is allocated to goodwill when recognized.

      Other — We are a defendant in a number of lawsuits arising in the normal course of business, including among others, lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products, and we have in place appropriate insurance coverage for the type of work that we have performed. During the first quarter of 2004, we were named as a defendant in additional asbestos-related lawsuits. To date, we have been able to dismiss or settle all such claims without a material impact on our operating results or financial position and do not currently believe that the asserted claims will have a material adverse effect on our future results of operations or financial position. As a matter of standard policy, we continually review our litigation accrual and as further information is known on pending cases, increases or decreases, as appropriate, may be recorded in accordance with SFAS No. 5, “Accounting for Contingencies.”

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is provided to assist readers in understanding our financial performance during the periods presented and significant trends, which may impact our future performance. This discussion should be read in conjunction with our Consolidated Financial Statements and the related notes thereto included elsewhere in this quarterly report.

      We are a global specialty engineering, procurement and construction company serving customers in several primary end markets, including hydrocarbon refining, natural gas, water and the energy sector in general. We have been helping our customers store and process the earth’s natural resources for more than 100 years by supplying a comprehensive range of engineered steel structures and systems. We offer a complete package of design, engineering, fabrication, procurement, construction and maintenance services. Our projects include hydrocarbon processing plants, liquefied natural gas (“LNG”) terminals and peak shaving plants, offshore structures, pipelines, bulk liquid terminals, water storage and treatment facilities, and other steel structures and their associated systems. We have been continuously engaged in the engineering and construction industry since our founding in 1889.

Results of Operations

      New Business Taken/ Backlog — During the three months ended March 31, 2004, new business taken, representing the value of new project commitments received during a given period, was $347.7 million, compared with $324.7 million in 2003. These commitments are included in backlog until work is performed and revenue is recognized or until cancellation. New business during the quarter included the previously announced LNG storage terminal in Equatorial Guinea, large storage tank projects in Australia and the Middle East, and process-related work in North America. Our strength in growing markets, such as LNG and clean fuel, together with the increased demand for lump sum, turnkey contracting, continues to differentiate us from our competitors. Synergistic benefits from recent acquisitions are also expected to favorably impact the remainder of 2004.

      Backlog at March 31, 2004 increased 14% to $1.5 billion, compared with $1.3 billion at March 31, 2003.

      Revenue — Revenue during the three months ended March 31, 2004 grew 38% to $443.6 million from $322.3 million in the first quarter of 2003. The growth was primarily attributable to the strong backlog going into 2004, which produced significant revenue growth as projects moved into the field construction phase. Our revenue fluctuates based on the changing project mix and is dependent on the amount and timing of new awards, and on other matters such as project schedules. During the quarter, revenue increased 26% in the North America segment, 80% in the Europe, Africa, Middle East (“EAME”) segment, 43% in the Asia Pacific (“AP”) segment and 21% in the Central and South America (“CSA”) segment. The increase in the North America segment was primarily due to a higher volume of process-related work. Revenue growth in the EAME segment benefited from the second quarter 2003 acquisition of John Brown. The increase in the AP segment was primarily due to large projects under way in China and Australia, while CSA’s revenue growth resulted from projects sold in 2003 moving into the field construction phase.

      Gross Profit — Gross profit for the quarter increased 18% to $46.8 million or 10.5% of revenue compared with 12.3% of revenue for the comparable period in 2003. The decrease as a percentage of revenue was partially attributable to the recognition of costs for change order work performed on certain large projects, for which we are currently pursuing change order approval. If these changes are approved, associated revenues will be recognized at such time.

      Selling and Administrative Expenses — Selling and administrative expense for the three months ended March 31, 2004 was $23.8 million, or 5.4% of revenue, compared with $19.2 million, or 6.0% of revenue, for the comparable period in 2003. The absolute dollar increase compared with 2003 relates primarily to higher incentive compensation program costs and the impact of operations acquired in the second quarter of 2003.

      Income from Operations — Income from operations in the first quarter of 2004 increased 12% to $22.4 million, compared with $20.0 million in the comparable 2003 period. The North America and AP segments benefited from higher revenue and continued control of overhead costs and administrative expenses.

Operating income declined in the EAME segment slightly, while the decrease in the CSA segment was a result of project mix.

Liquidity and Capital Resources

      At March 31, 2004, cash and cash equivalents totaled $81.8 million.

      Operating — During the first three months of 2004, our operations utilized $27.5 million of cash flows, primarily due to growth in working capital. An increase in accounts receivable and payments to fund incentive compensation and employee benefit programs account for the majority of the growth. The level of working capital varies from period to period and is affected by the mix, stage of completion and commercial terms of contracts.

      Investing — In the first three months of 2004, we incurred $2.7 million for capital expenditures. For 2004, capital expenditures are anticipated to be in the $20.0 to $25.0 million range. Our utilization of cash also included $1.8 million of deferred purchase consideration and direct acquisition costs related to our 2003 acquisitions.

      In connection with our acquisition of Howe-Baker International, L.L.C. (“Howe-Baker”), in 2000, we assumed two earnout arrangements contingent upon the performance of the underlying acquired entities. One of the arrangements, which has and will continue to require us to make cash payments to the previous owners expires in July 2004 (of which $7.0 million is included in accrued liabilities), while the other arrangement was settled in 2003.

      We continue to evaluate and selectively pursue opportunities for expansion of our business through acquisition of complementary businesses. These acquisitions, if they arise, may involve the use of cash or, depending upon the size and terms of the acquisition, may require debt or equity financing.

      Financing — Net cash flows provided by financing activities were $0.8 million. Cash dividends of $1.9 million were paid during the first three months of 2004.

      Our primary source of liquidity is cash flow generated from operations. Capacity under revolving credit agreements is also available, if necessary, to fund operating or investing activities. We have a three-year $233.3 million revolving credit facility and a five-year $116.7 million letter of credit facility, which terminate in August 2006 and August 2008, respectively. Both facilities are committed and unsecured. As of March 31, 2004, no direct borrowings existed under the revolving credit facility, but we had issued $141.3 million of letters of credit under the three-year facility and $20.1 million under the five-year facility. As of March 31, 2004, we had $188.6 million of available capacity under these facilities. The facilities contain certain restrictive covenants including minimum levels of net worth, fixed charge and leverage ratios, among other restrictions. The facilities also place restrictions on us with regard to subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, and mergers and acquisitions, among other restrictions. We were in compliance with all covenants at March 31, 2004.

      We also have various short-term, uncommitted revolving credit facilities across several geographic regions of approximately $238.0 million. These facilities are generally used to provide letters of credit or bank guarantees to customers in the ordinary course of business to support advance payments, as performance guarantees or in lieu of retention on our contracts. At March 31, 2004, we had available capacity of $83.7 million under these uncommitted facilities. In addition to providing letters of credit or bank guarantees, we also issue surety bonds in the ordinary course of business to support our contract performance.

      As of March 31, 2004, the following commitments were in place to support our ordinary course obligations:

	Amounts of Commitments by Expiration Period

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

	(In thousands)
Letters of Credit/ Bank Guarantees	$315,691	$185,261	$120,784	$9,646	$—
Surety Bonds	376,471	276,357	99,919	195	—

Total Commitments	$692,162	$461,618	$220,703	$9,841	$—

Note: Includes $22,308 of letters of credit issued in support of our insurance program.

      We believe funds generated by operations, amounts available under existing credit facilities and external sources of liquidity, such as the issuance of debt and equity instruments, will be sufficient to finance capital expenditures, the settlement of earnout obligations, the settlement of commitments and contingencies (as fully described in Note 7 to our Consolidated Financial Statements) and working capital needs for the foreseeable future. However, there can be no assurance that such funding will be available, as our ability to generate cash flows from operations and our ability to access funding under the revolving credit facilities may be impacted by a variety of business, economic, legislative, financial and other factors which may be outside of our control. Additionally, while we currently have a significant, uncommitted bonding facility, primarily to support various commercial provisions in our engineering and construction contracts, a termination or reduction of the bonding facility could result in the utilization of letters of credit in lieu of performance bonds, thereby reducing our available capacity under the revolving credit facilities. Although we do not anticipate a reduction or termination of the bonding facility, there can be no assurance that such a facility will be available at reasonable terms to service our ordinary course obligations.

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

New Accounting Standards

      In December 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised standard requires annual and interim disclosures in addition to those in the original standard concerning the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. This statement is effective for fiscal years ending after December 15, 2003. See Note 5 to our Consolidated Financial Statements for the interim disclosure requirements of SFAS No. 132.

Critical Accounting Policies

      In general, there have been no significant changes in our critical accounting policies since December 31, 2003. For a detailed discussion of these policies, please see Item 7 of our annual report on Form 10-K for the year ended December 31, 2003. The following provides further clarification to our revenue recognition policy:

      Revenue Recognition — Revenue is recognized using the percentage-of-completion method. A significant portion of our work is performed on a fixed price or lump sum basis. The balance of our work is performed on variations of cost reimbursable and target price approaches. Contract revenue is accrued based on the percentage that actual costs-to-date bear to total estimated costs. We utilize this cost-to-cost approach as we believe this method is less subjective than relying on assessments of physical progress. We follow the guidance of the Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” for accounting policy relating to our use of the percentage-of-completion method, estimating costs, revenue recognition and claim recognition. The use of estimated cost to complete each contract, while the most widely recognized method used for percentage-of-completion accounting, is a significant variable in the process of determining income earned and is a significant factor in the accounting for contracts. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates.

      Contract revenue reflects the original contract price adjusted for agreed upon change orders and estimated minimum recoveries of claims. We recognize claims when it is probable that the claim will result in additional contract revenue and the amount of the claim can be reliably estimated. Claims are only recorded to the extent that contract costs relating to the claim have been incurred. At March 31, 2004 and

December 31, 2003, we had net outstanding claims recognized of $4.3 million and $7.0 million, respectively. Losses expected to be incurred on contracts in progress are charged to income in the period such losses are known.

Forward-Looking Statements

      This quarterly report on Form 10-Q contains forward-looking statements. You should read carefully any statements containing the words “expect,” “believe,” “anticipate,” “project,” “estimate,” “predict,” “intend,” “should,” “could,” “may,” “might,” or similar expressions or the negative of any of these terms.

      Forward-looking statements involve known and unknown risks and uncertainties. In addition to the material risks listed under “Risk Factors,” as set forth in our Form 10-K dated March 12, 2004, that may cause our actual results, performance or achievements to be materially different from those expressed or implied by any forward-looking statements, the following factors could also cause our results to differ from such statements:

•	our ability to realize cost savings from our expected execution performance of contracts;

•	the uncertain timing and the funding of new contract awards, and project cancellations and operations risks;

•	the expected growth in our primary end markets does not occur;

•	cost overruns on fixed price contracts, and risks associated with percentage of completion accounting;

•	changes in the costs of or delivery schedule for components and materials;

•	increased competition;

•	fluctuating revenues resulting from a number of factors, including the cyclic nature of the individual markets in which our customers operate;

•	lack of necessary liquidity to finance expenditures prior to the receipt of payment for the performance of contracts and to provide bid and performance bonds and letters of credit securing our obligations under our bids and contracts;

•	risks inherent in our acquisition strategy and our ability to obtain financing for proposed acquisitions;

•	adverse outcomes of pending claims or litigation or the possibility of new claims or litigation;

•	proposed revisions to U.S. tax laws that seek to increase income taxes payable by certain international companies;

•	a downturn in the economy in general;

•	disruptions caused by war in the Middle East or terrorist attacks in the United States or other countries in which we operate; and

•	the ultimate outcome or effect of the pending FTC proceeding on our business, financial condition and results of operations.

      Although we believe the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future performance or results. We are not obligated to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should consider these risks when reading any forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to market risk from changes in foreign currency exchange rates, which may adversely affect our results of operations and financial condition. One exposure to fluctuating exchange rates relates to the effects of translating the financial statements of our non-U.S. subsidiaries, which are denominated in currencies other than the U.S. dollar, into the U.S. dollar. The foreign currency translation adjustments are recognized in shareholders’ equity in accumulated other comprehensive income (loss) as cumulative translation adjustment, net of tax. We generally do not hedge our exposure to potential foreign currency translation adjustments.

      Another form of foreign currency exposure relates to our non-U.S. subsidiaries’ normal contracting activities. We generally try to limit our exposure to foreign currency fluctuations in most of our engineering and construction contracts through provisions that require client payments in U.S. dollars or other currencies corresponding to the currency in which costs are incurred. As a result, we generally do not need to hedge foreign currency cash flows for contract work performed. However, where construction contracts do not contain foreign currency provisions, we use forward exchange contracts to hedge foreign currency transaction exposure. The gains and losses on these contracts offset changes in the value of the related exposures. As of March 31, 2004, the notional amount of cash flow hedge contracts outstanding was $46.7 million, and the fair value of these contracts was an asset of approximately $1.0 million. The terms of these contracts generally do not exceed one year.

      In circumstances where intercompany loans and/or borrowings are in place with non-U.S. subsidiaries, we will also use forward contracts. If the timing or amount of foreign-denominated cash flows varies, we incur foreign exchange gains or losses, which are included in the consolidated statements of income. We do not use financial instruments for trading or speculative purposes.

      We maintain operations and have construction projects in Venezuela, which continued to experience negative political and economic conditions during the first three months of 2004. As a result, the Venezuelan Bolivar, which devalued more than 85% against the U.S. dollar in 2002, was subject to trading restrictions in 2003 and the first three months of 2004. As of March 31, 2004, we had $1.3 million of net assets in Venezuela that are subject to foreign currency translation adjustments. As noted above, the exposure on our construction projects is generally limited by contractual provisions. However, we will continue to face currency exposure on our net assets.

      The carrying value of our cash and cash equivalents, accounts receivable, accounts payable, notes payable and forward contracts approximates their fair values because of the short-term nature of these instruments. See Note 4 to our Consolidated Financial Statements for quantification of our financial instruments.

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

      Antitrust Proceedings — On October 25, 2001, the U.S. Federal Trade Commission (the “FTC” or the “Commission”) announced its decision to file an administrative complaint (the “Complaint”) challenging our February 2001 acquisition of certain assets of the Engineered Construction Division of PDM that we acquired together with certain assets of the Water Division of PDM (The Engineered Construction and Water Divisions of PDM are hereafter sometimes referred to as the “PDM Divisions”). The FTC’s Complaint alleged that the acquisition violated Section 7 of the Clayton Antitrust Act and Section 5 of the Federal Trade Commission Act by threatening to substantially lessen competition in four specific markets in which both we and PDM had competed in the United States: liquefied natural gas storage tanks and associated facilities constructed in the United States; liquefied nitrogen, liquefied oxygen and liquefied argon storage tanks constructed in the United States; liquefied petroleum gas storage tanks constructed in the United States; and field erected thermal vacuum chambers (used for the testing of satellites) constructed in the United States.

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

      Environmental Matters — Our operations are subject to extensive and changing U.S. federal, state and local laws and regulations and laws outside the U.S. establishing health and environmental quality standards, including those governing discharges and pollutants into the air and water and the management and disposal of hazardous substances and wastes. This exposes us to potential liability for personal injury or property damage caused by any release, spill, exposure or other accident involving such substances or wastes.

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

      We believe that we are currently in compliance, in all material respects, with all environmental laws and regulations. We do not anticipate that we will incur material capital expenditures for environmental controls or for investigation or remediation of environmental conditions during the remainder of 2004 or 2005.

      Other — We are a defendant in a number of lawsuits arising in the normal course of business, including among others, lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products, and we have in place appropriate insurance coverage for the type of work that we have performed. During the first quarter of 2004, we were named as a defendant in additional asbestos-related lawsuits. To date, we have been able to dismiss or settle all such claims without a material impact on our operating results or financial position and do not currently believe that the asserted claims will have a material adverse effect on our future results of operations or financial position. As a matter of standard policy, we continually review our litigation accrual and as further information is known on pending cases, increases or decreases, as appropriate, may be recorded in accordance with SFAS No. 5, “Accounting for Contingencies.”

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

10	.23a	Amendment to Three-Year Revolving Credit Facility Agreement dated January 12, 2004
31.1		Certification Pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification Pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

      We filed a current report on Form 8-K on January 22, 2004. Under Item 5 (Other Events and Regulation FD Disclosure) we announced a secondary public offering of approximately 6.1 million shares being offered by First Reserve Fund VIII, L.P.

      We filed a current report on Form 8-K on January 22, 2004. Under Item 12 (Results of Operations and Financial Condition) we furnished a copy of our press release dated January 22, 2004 reaffirming fourth quarter/full-year 2003 earnings guidance.

      We filed a current report on Form 8-K on February 11, 2004. Under Item 12 (Results of Operations and Financial Condition) we furnished a copy of our press release dated February 11, 2004 announcing financial results for the quarter and year ended December 31, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICAGO BRIDGE & IRON COMPANY N.V.

By: Chicago Bridge & Iron Company B.V.
Its: Managing Director

/s/ RICHARD E. GOODRICH

Richard E. Goodrich
Managing Director
(Principal Financial Officer)

Date: May 10, 2004

INDEX TO EXHIBITS

10	.23a	Amendment to Three-Year Revolving Credit Facility Agreement dated January 12, 2004
31.1		Certification Pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification Pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.