Form 10-Q
period 2004-06-30
CHICAGO BRIDGE & IRON CO N V
filed 2004-08-09
CIK 1027884

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2004

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

The number of shares outstanding of a single class of common stock as of July 31, 2004 — 47,838,345

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

Page
PART I. FINANCIAL INFORMATION
Item 1 Consolidated Financial Statements
Statements of Income Three and Six Months Ended June 30, 2004 and 2003	3
Balance Sheets June 30, 2004 and December 31, 2003	4
Statements of Cash Flows Six Months Ended June 30, 2004 and 2003	5
Notes to Consolidated Financial Statements	6
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3 Quantitative and Qualitative Disclosures About Market Risk	19
Item 4 Controls and Procedures	19
PART II. OTHER INFORMATION
Item 1 Legal Proceedings	20
Item 4 Submission of Matters to a Vote of Security Holders	21
Item 6 Exhibits and Reports on Form 8-K	23
SIGNATURES	24
Amended Articles of Association
Amendments of Sections 2.13 & 4.3 of CB&I Excess Benefits Plan
Amendment to 3-Year & 5-Year Credit Agreements
Amendment to 3-Year & 5-Year Credit Agreements
Certification pursuant to Section 302
Certification pursuant to Section 302
Certification pursuant to Section 906
Certification pursuant to Section 906

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenue	$415,373	$389,309	$858,926	$711,618
Cost of revenue	385,808	339,954	782,598	622,602

Gross profit	29,565	49,355	76,328	89,016
Selling and administrative expenses	23,616	23,887	47,463	43,085
Intangibles amortization (Note 3)	519	649	1,025	1,287
Other operating income, net	(97)	(345)	(120)	(481)

Income from operations	5,527	25,164	27,960	45,125
Interest expense	(1,734)	(1,558)	(3,460)	(3,245)
Interest income	243	510	449	976

Income before taxes and minority interest	4,036	24,116	24,949	42,856
Income tax expense	(1,292)	(7,307)	(7,984)	(12,918)

Income before minority interest	2,744	16,809	16,965	29,938
Minority interest in loss (income)	2,200	(345)	2,583	(710)

Net income	$4,944	$16,464	$19,548	$29,228

Net income per share (Note 1):
Basic	$0.10	$0.37	$0.41	$0.66
Diluted	$0.10	$0.35	$0.40	$0.63
Weighted average shares outstanding:
Basic	47,566	44,604	47,294	44,500
Diluted	49,491	46,863	49,403	46,557
Dividends on shares:
Amount	$1,909	$1,786	$3,793	$3,562
Per share	$0.04	$0.04	$0.08	$0.08

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2004	2003
	(Unaudited)
Assets
Cash and cash equivalents	$116,939	$112,918
Accounts receivable, net of allowance for doubtful accounts of $1,128 in 2004 and $1,178 in 2003	245,890	200,521
Contracts in progress with costs and estimated earnings exceeding related progress billings	118,207	142,235
Deferred income taxes	25,049	23,509
Other current assets	24,156	33,244

Total current assets	530,241	512,427

Property and equipment, net	121,371	124,505
Non-current contract retentions	8,516	11,254
Deferred income taxes	6,199	2,876
Goodwill	232,166	219,033
Other intangibles	29,924	30,949
Other non-current assets	27,671	31,318

Total assets	$956,088	$932,362

Liabilities
Notes payable	$1,014	$1,901
Accounts payable	127,905	143,258
Accrued liabilities	85,091	95,237
Contracts in progress with progress billings exceeding related costs and estimated earnings	141,982	130,497
Income taxes payable	—	5,359

Total current liabilities	355,992	376,252

Long-term debt	75,000	75,000
Other non-current liabilities	104,029	85,038
Minority interest in subsidiaries	4,292	6,908

Total liabilities	539,313	543,198

Shareholders’ Equity
Common stock, Euro .01 par value; shares authorized: 125,000,000 in 2004 and 80,000,000 in 2003; shares issued: 47,771,328 in 2004 and 46,697,732 in 2003; shares outstanding: 47,734,939 in 2004 and 46,694,415 in 2003	489	475
Additional paid-in capital	299,916	283,625
Retained earnings	142,276	126,521
Stock held in Trust	(12,309)	(11,719)
Treasury stock, at cost; 36,389 in 2004 and 3,317 in 2003	(1,146)	(108)
Accumulated other comprehensive loss	(12,451)	(9,630)

Total shareholders’ equity	416,775	389,164

Total liabilities and shareholders’ equity	$956,088	$932,362

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
Cash Flows from Operating Activities
Net income	$19,548	$29,228
Adjustments to reconcile net income to net cash provided by operating activities:
Payments related to exit costs	(1,300)	(1,445)
Depreciation and amortization	10,814	9,770
Gain on sale of property and equipment	(120)	(481)
Change in operating assets and liabilities (see below)	(21,929)	(12,061)

Net cash provided by operating activities	7,013	25,011

Cash Flows from Investing Activities
Cost of business acquisitions, net of cash acquired	(1,866)	(48,612)
Capital expenditures	(7,554)	(20,363)
Proceeds from sale of property and equipment	537	1,009

Net cash used in investing activities	(8,883)	(67,966)

Cash Flows from Financing Activities
Increase in notes payable	1,013	—
Purchase of treasury stock	(1,036)	(1,213)
Issuance of treasury stock	—	2,529
Issuance of common stock	9,707	110
Dividends paid	(3,793)	(3,562)

Net cash provided by/(used in) financing activities	5,891	(2,136)

Increase/(decrease) in cash and cash equivalents	4,021	(45,091)
Cash and cash equivalents, beginning of the year	112,918	102,536

Cash and cash equivalents, end of the period	$116,939	$57,445

Change in Operating Assets and Liabilities
(Increase)/decrease in receivables, net	$(45,368)	$5,390
Decrease/(increase) in contracts in progress, net	35,513	(29,719)
Decrease/(increase) in non-current contract retentions	2,738	(4,323)
(Decrease)/increase in accounts payable	(15,353)	33,272

Change in contract capital	(22,470)	4,620
Decrease/(increase) in other current assets	9,775	(1,258)
(Decrease)/increase in income taxes payable and deferred income taxes	(624)	5,520
Decrease in accrued and other non-current liabilities	(7,222)	(7,145)
Increase in other	(1,388)	(13,798)

Total	$(21,929)	$(12,061)

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(in thousands, except per share data)
(Unaudited)

1. Significant Accounting Policies

Basis of Presentation-The accompanying unaudited consolidated financial statements for Chicago Bridge & Iron Company N.V. and Subsidiaries (“CB&I”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, our unaudited consolidated financial statements include all adjustments necessary for a fair presentation of our financial position as of June 30, 2004, and our results of operations and cash flows for each of the three-month and six-month periods ended June 30, 2004 and 2003. The consolidated balance sheet at December 31, 2003 is derived from the December 31, 2003 audited consolidated financial statements. Although management believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and cash flows for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our 2003 Annual Report on Form 10-K.

Reclassification of Prior Year Balances-Certain prior year balances have been reclassified to conform with the current year presentation.

Revenue Recognition-Revenue is recognized using the percentage-of-completion method. A significant portion of our work is performed on a fixed price or lump sum basis. The balance of our work is performed on variations of cost reimbursable and target price approaches. Contract revenue is accrued based on the percentage that actual costs-to-date bear to total estimated costs. We utilize this cost-to-cost approach as we believe this method is less subjective than relying on assessments of physical progress. We follow the guidance of the Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” for accounting policy relating to our use of the percentage-of-completion method, estimating costs, revenue recognition and claim recognition. The use of estimated cost to complete each contract, while the most widely recognized method used for percentage-of-completion accounting, is a significant variable in the process of determining income earned and is a significant factor in the accounting for contracts. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates.

Contract revenue reflects the original contract price adjusted for agreed upon change orders and estimated minimum recoveries of claims. We recognize claims when it is probable that the claim will result in additional contract revenue and the amount of the claim can be reliably estimated. Claims are only recorded to the extent that contract costs relating to the claim have been incurred. At June 30, 2004 and December 31, 2003, we had net outstanding claims recognized of $8,550 and $6,970, respectively. Losses expected to be incurred on contracts in progress are charged to income in the period such losses are known. Provisions for additional costs associated with contracts projected to be in a loss position at June 30, 2004 resulted in a $31,400 and $46,300 charge to income in the three and six month periods ended June 30, 2004, respectively.

Cost and estimated earnings to date in excess of progress billings on contracts in process represent the cumulative revenue recognized less the cumulative billings to the customer. Any billed revenue that has not been collected is reported as accounts receivable. Unbilled revenue is reported as contracts in progress with costs and estimated earnings exceeding related progress billings on the consolidated balance sheet. The timing of when we bill our customers is generally contingent on completion of certain phases of the work as stipulated in the contract. Progress billings in accounts receivable at June 30, 2004 and December 31, 2003 were currently due and included retentions totaling $37,673 and $32,533, respectively, to be collected within one year. Contract retentions collectible beyond one year are included in non-current contract retentions on our consolidated balance sheets. Cost of revenue includes direct contract costs such as material and construction labor, and indirect costs which are attributable to contract activity.

New Accounting Standards-In December 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised standard requires annual and interim disclosures in addition to those in the original standard concerning the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. This statement is effective for fiscal years ending after December 15, 2003. See Note 5 for the interim disclosure requirements of SFAS No. 132 (revised 2003).

In May 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which supersedes FSP 106-1. FSP 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) for employers that sponsor postretirement health care plans that provide prescription drug benefits. FSP 106-2 also requires certain disclosures regarding the effect of the federal subsidy provided by the Act. FSP 106-2 is effective for the first interim and annual period beginning after June 15, 2004. We are currently evaluating the effect that adoption of FSP 106-2 will have on our financial condition or results of operations.

Earnings Per Share Computations-Basic earnings per share (“EPS”) is calculated by dividing our net income by the weighted average number of common shares outstanding for the period, which includes stock held in trust. Diluted EPS reflects the assumed conversion of all dilutive securities, consisting of employee stock options/restricted shares/performance shares and directors deferred fee shares. Excluded from our per share calculations for the three and six month periods ended June 30, 2004 were 424 shares and 64 shares, respectively, as they were considered antidilutive.

The following schedule reconciles the income and shares utilized in the basic and diluted EPS computations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$4,944	$16,464	$19,548	$29,228

Weighted average shares outstanding — basic	47,566	44,604	47,294	44,500
Effect of stock options/restricted shares/performance shares	1,872	2,210	2,056	2,008
Effect of directors deferred fee shares	53	49	53	49

Weighted average shares outstanding — diluted	49,491	46,863	49,403	46,557

Net income per share
Basic	$0.10	$0.37	$0.41	$0.66
Diluted	$0.10	$0.35	$0.40	$0.63

Stock Plans-We account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock, subject to any vesting provisions. Reported net income does not include any compensation expense associated with stock options, but does include compensation expense associated with restricted stock and performance share awards.

Had compensation expense for the Employee Stock Purchase Plan and Long-Term Incentive Plans been determined consistent with the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation” (using the Black-Scholes pricing model for stock options), our net income and net income per common share would have reflected the following pro forma amounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net Income, as reported	$4,944	$16,464	$19,548	$29,228

Add: Stock-based compensation for restricted stock and performance share awards included in reported net income, net of tax	(404)	695	607	771
Deduct: Stock-based compensation determined under the fair value method, net of tax	(33)	(1,626)	(1,354)	(2,625)

Pro forma net income	$4,507	$15,533	$18,801	$27,374

Basic EPS
As reported	$0.10	$0.37	$0.41	$0.66
Pro forma	$0.09	$0.35	$0.40	$0.62

Diluted EPS
As reported	$0.10	$0.35	$0.40	$0.63
Pro forma	$0.09	$0.33	$0.38	$0.59

Using the Black-Scholes option-pricing model, the fair value of each option grant is estimated on the date of grant based on the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Risk-free interest rate	4.41%	3.29%	3.63%	3.29%
Expected dividend yield	0.55%	1.08%	0.57%	1.08%
Expected volatility	46.09%	48.60%	46.29%	48.60%
Expected life in years	6	6	6	6

2. Comprehensive Income

Comprehensive income for the three and six months ended June 30, 2004 and 2003 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$4,944	$16,464	$19,548	$29,228
Other comprehensive (loss) income, net of tax:
Cumulative translation adjustment	(1,387)	1,995	(2,003)	2,373
Change in unrealized loss on debt securities	26	26	52	52
Change in unrealized fair value of cash flow hedges	(204)	—	(870)	—

Comprehensive income	$3,379	$18,485	$16,727	$31,653

Accumulated other comprehensive loss reported on our balance sheet at June 30, 2004 includes the following, net of tax: $11,922 of cumulative translation adjustment, $211 of unrealized loss on debt securities, ($447) of unrealized fair value of cash flow hedges and $765 of minimum pension liability adjustments.

3. Goodwill and Other Intangibles

Goodwill

General-At June 30, 2004 and December 31, 2003, our goodwill balances were $232,166 and $219,033, respectively, attributable to the excess of the purchase price over the fair value of net assets acquired relative to acquisitions within our North America and EAME segments.

The increase in goodwill primarily relates to direct acquisition costs and final asset and liability valuations associated with our 2003 acquisitions of Petrofac and John Brown, a contingent earnout obligation associated with our 2000 acquisition of Howe-Baker International L.L.C. (“Howe-Baker”), the impact of foreign currency translation and a reduction in accordance with SFAS No. 109, “Accounting for Income Taxes,” where tax goodwill exceeded book goodwill.

The change in goodwill by segment for the six months ended June 30, 2004 is as follows:

	North America	EAME	Total
Balance at December 31, 2003	$199,210	$19,823	$219,033
Adjustments associated with prior year acquisitions and contingent earnout obligations	5,417	7,716	13,133

Balance at June 30, 2004	$204,627	$27,539	$232,166

Impairment Testing-SFAS No. 142 “Goodwill and Other Intangible Assets” prescribes a two-phase process for impairment testing of goodwill, which is performed annually, absent any indicators of impairment. The first phase screens for impairment, while the second phase (if necessary) measures the impairment. We have elected to perform our annual analysis during the fourth quarter of each year based upon goodwill balances as of the end of the third calendar quarter. Although no indicators of impairment have been identified during 2004, there can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Other Intangible Assets

In accordance with SFAS No. 142, the following table provides information concerning our other intangible assets for the periods ended June 30, 2004 and December 31, 2003:

	June 30, 2004		December 31, 2003
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets
Technology (3 to 11 years)	$6,221	$(4,220)	$6,221	$(3,795)
Non-compete agreements (4 to 8 years)	4,810	(3,090)	4,810	(2,648)
Strategic alliances, customer contracts, patents (3 to 11 years)	2,695	(1,209)	2,695	(1,051)

Total	$13,726	$(8,519)	$13,726	$(7,494)

Unamortized intangible assets
Tradenames	$24,717		$24,717

The changes in other intangibles relate to additional amortization expense.

4. Financial Instruments

Forward Contracts-At June 30, 2004 our forward contracts to hedge intercompany loans and certain operating exposures are summarized as follows:

		Contract	Weighted Average
Currency Sold	Currency Purchased	Amount (1)	Contract Rate
Forward contracts to hedge intercompany loans: (2)
Euro	U.S. Dollar	$8,326	0.82
U.S. Dollar	Canadian Dollar	$9,651	1.36
U.S. Dollar	British Pound	$9,067	0.55
U.S. Dollar	Australian Dollar	$6,849	1.44
U.S. Dollar	South African Rand	$2,988	6.43
Forward contracts to hedge certain operating exposures:(3)
U.S. Dollar	Euro	$26,809	0.82
U.S. Dollar	South African Rand	$7,491	6.67
U.S. Dollar	Qatari Rial	$3,763	3.63
U.S. Dollar	British Pound	$666	0.56
U.S. Dollar	Japanese Yen	$477	104.82

(1)	Represents notional U.S. dollar equivalent at inception of contract.

(2)	Contracts generally mature within seven days of quarter-end.

(3)	Contracts mature within one year of quarter-end and were designated as “cash flow hedges” under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” At June 30, 2004, the fair value of these contracts, recorded in other current assets on our consolidated balance sheets, was $687 (see Note 2). Any hedge ineffectiveness was not significant.

5. Retirement Benefits

We previously disclosed in our financial statements for the year ended December 31, 2003, that in 2004 we expected to contribute $4,929 and $3,006 to our defined benefit and other postretirement plans, respectively. The following table provides contribution information for our defined benefit and postretirement plans as of June 30, 2004:

	Defined	Other Postretirement
	Benefit Plans	Benefits
Contributions made through June 30, 2004	$2,288	$1,626
Remaining contributions expected for 2004	2,478	1,318

Total contributions expected for 2004	$4,766	$2,944

The following table provides combined information for our defined benefit and other postretirement plans:

Components of Net Periodic Benefit Cost

	Defined		Other Postretirement
	Benefit Plans		Benefits
	2004	2003	2004	2003
Three months ended June 30,
Service cost	$1,412	$435	$316	$420
Interest cost	399	269	490	448
Expected return on plan assets	(510)	(332)	—	—
Amortization of prior service costs	4	3	(67)	(26)
Recognized net actuarial loss	70	103	65	24

Net periodic benefit cost	$1,375	$478	$804	$866

	2004	2003	2004	2003
Six months ended June 30,
Service cost	$2,840	$484	$632	$840
Interest cost	801	513	981	871
Expected return on plan assets	(1,025)	(633)	—	—
Amortization of prior service costs	8	5	(134)	(51)
Recognized net actuarial loss	141	206	130	47

Net periodic benefit cost	$2,765	$575	$1,609	$1,707

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenue
North America	$242,752	$239,046	$499,802	$443,196
Europe, Africa, Middle East	112,236	77,688	218,148	136,641
Asia Pacific	42,694	51,574	101,332	92,606
Central and South America	17,691	21,001	39,644	39,175

Total revenue	$415,373	$389,309	$858,926	$711,618

Income (Loss) From Operations
North America	$10,155	$18,150	$24,855	$29,650
Europe, Africa, Middle East	(8,150)	2,343	(4,699)	5,903
Asia Pacific	870	2,986	2,550	4,299
Central and South America	2,652	1,685	5,254	5,273

Total income from operations	$5,527	$25,164	$27,960	$45,125

7. Commitments and Contingencies

Antitrust Proceedings-On October 25, 2001, the U.S. Federal Trade Commission (the “FTC” or the “Commission”) announced its decision to file an administrative complaint (the “Complaint”) challenging our February 2001 acquisition of certain assets of the Engineered Construction Division of PDM that we acquired together with certain assets of the Water Division of PDM (The Engineered Construction and Water Divisions of PDM are hereafter sometimes referred to as the “PDM Divisions”). The FTC’s Complaint alleged that the acquisition violated Section 7 of the Clayton Antitrust Act and Section 5 of the Federal Trade Commission Act by threatening to substantially lessen competition in four specific markets in which both we and PDM had competed in the United States: liquefied natural gas storage tanks and associated facilities constructed in the United States; liquefied nitrogen, liquefied oxygen and liquefied argon storage tanks constructed in the United States; liquefied petroleum gas storage tanks constructed in the United States; and field erected thermal vacuum chambers (used for the testing of satellites) constructed in the United States. The FTC’s Complaint asserted that the consequence of the acquisition will be increased prices in these four markets.

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

Environmental Matters-Our operations are subject to extensive and changing U.S. federal, state and local laws and regulations and laws outside the U.S. establishing health and environmental quality standards, including those governing discharges and pollutants into the air and water and the management and disposal of hazardous substances and wastes. This exposes us to potential liability for personal injury or property damage caused by any release, spill, exposure or other accident involving such substances or wastes.

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

Contingent Earnout Obligations-In connection with our acquisition of Howe-Baker in 2000, we assumed two earnout arrangements contingent upon the performance of the underlying acquired entities. One of the arrangements which has and will continue to require us to make cash payments to the previous owners expires in July 2004 (of which $9.6 million is included in accrued liabilities and expected to be paid in the third quarter of 2004), while the other arrangement was settled during 2003.

Consistent with the provisions of SFAS No. 141, “Business Combinations,” any additional purchase consideration with respect to the remaining contingent obligation is allocated to goodwill when recognized.

Other-We are a defendant in a number of lawsuits arising in the normal course of business, including among others, lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products, and we have in place appropriate insurance coverage for the type of work that we have performed. During 2004, we were named as a defendant in additional asbestos-related lawsuits. To date, we have been able to dismiss or settle all such claims without a material impact on our operating results or financial position and do not currently believe that the asserted claims will have a material adverse effect on our future results of operations or financial position. As a matter of standard policy, we continually review our litigation accrual and as further information is known on pending cases, increases or decreases, as appropriate, may be recorded in accordance with SFAS No. 5, “Accounting for Contingencies.”

Item 2 — Management’s Discussion and Analysis of Financial Condition
and Results of Operations

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

Results of Operations

New Business Taken/Backlog-During the three months ended June 30, 2004, new business taken, representing the value of new project commitments received during a given period, was $398.3 million, compared with $538.6 million in 2003. These commitments are included in backlog until work is performed and revenue is recognized or until cancellation. New business during the quarter included an LNG terminal expansion project and hydrogen plant projects in North America. New business taken for the first half of 2004 was $746.0 million, compared with $863.3 million for the same period last year. We anticipate new business for the full year 2004 to be $1.8 billion to $1.9 billion.

Backlog at June 30, 2004 decreased 11% to $1.5 billion compared with $1.6 billion at June 30, 2003.

Revenue-Revenue during the three months ended June 30, 2004 grew 7% to $415.4 million from $389.3 million in the second quarter of 2003. Our revenue fluctuates based on the changing project mix and is dependent on the amount and timing of new awards and on other matters such as project schedules. During the quarter, revenue increased 2% in the North America segment and 44% in the Europe, Africa, Middle East (“EAME”) segment, which included revenue from CBI John Brown, acquired May 30, 2003. Revenue declined 17% in the Asia Pacific (“AP”) segment and 16% in the Central and South America (“CSA”) segment, primarily due to the timing of project execution in the field.

Gross Profit-Gross profit for the quarter decreased 40% to $29.6 million, or 7.1% of revenue, compared with 12.7% of revenue for the comparable period in 2003. The decrease was primarily attributable to the recognition of potentially unrecoverable costs on two projects, one in our EAME segment’s Saudi Arabia region that is nearing completion and the other in our North America segment that has been completed.

Saudi Arabian Project

The Saudi project was forecasted to close in a loss position of $1.4 million as of the end of 2003. In the first quarter of 2004 we recognized unanticipated costs for work performed on the project for which we are contractually obligated without the benefit of immediate owner approval. The increased costs were provided for in the period, resulting in a total charge of $6.9 million in the first quarter.

Events in the Saudi Arabia region of our EAME segment during the second quarter resulted in an unanticipated level of uncertainty and instability in the region. As a result of disruptions, real or perceived, caused by terrorist activity beginning in May 2004, we incurred additional costs and encountered unexpected difficulties and delays on the Saudi project due to increased physical security requirements and the inefficiencies, delays and disruption caused by the need to replace employees choosing to depart the Kingdom. In the second quarter we increased our estimate of all costs expected to be incurred to complete the project. As the project is still forecasted to result in a loss, additional provision for such loss was made, resulting in a $16.4 million charge in the second quarter.

Other than the Saudi project, we have active smaller projects in the Saudi Arabia region of our EAME segment where terrorist activity might significantly increase our costs or cause a delay in the completion of a project. We have taken steps to reduce risks from terrorist activity, including moving certain employees and support services out of Saudi Arabia and continuing to implement appropriate security measures at our jobsites and facilities. While no assurances can be given, we do not believe that we have any material risks at the present time attributable to terrorist activity in Saudi Arabia.

North American Project

On the North America segment project, a major general contractor for us (Jones LG LLC) filed for bankruptcy in late September 2003, and we undertook to takeover and complete the project on an expedited basis to ensure that our significant client’s requirements were met. During the fourth quarter of 2003, work that had been performed by the contractor’s subcontractors was suspended at a critical stage pending authorization from the bankruptcy court to proceed. Also during the fourth quarter of 2003, the general contractor gave us an estimate of the amount of the work completed and remaining to be completed. Late in the fourth quarter, we began to mobilize and believed we could perform within the budget. During the first quarter of 2004, costs increased from the impact of our taking over the work and included the continuation of mobilization; hiring and deployment of craft labor; selection of subcontractors and planning and organization of the takeover of the work and performance of work that had not been satisfactorily completed by the general contractor or its subcontractors. An $8.0 million charge to earnings was recognized in the first quarter for the increase in forecasted total costs and the resulting reduced forecasted gross margin on the project.

During the second quarter of 2004, our forecast of total project costs increased as a result of a series of unexpected events that required us to perform unplanned work and incur unforecasted costs including the rework of components of the most critical equipment on the project; decreases in labor productivity and longer than anticipated equipment utilization. Additionally, commissioning and preparation for startup of the facility began before construction was complete and much of the work had to be completed on an expedited basis in order to support an aggressive commissioning and start up program, necessitating additional costs. Due to these previously unforeseen costs, the project was now forecasted to result in a negative gross margin. As a result, a provision for such loss was made, resulting in a $15.0 million charge to earnings in the second quarter.

As of June 30, 2004, we have not recognized revenue for unapproved change orders or claims associated with these projects.

For the first half of 2004, gross profit decreased 14% to $76.3 million compared with $89.0 million in the first six months of 2003 primarily as a result of the Saudi Arabian and North American projects as discussed above.

Selling and Administrative Expenses-Selling and administrative expense for the three months ended June 30, 2004 was $23.6 million, or 5.7% of revenue, compared with $23.9 million, or 6.1% of revenue, for the comparable period in 2003.

Income from Operations-Income from operations in the second quarter of 2004 decreased 78% to $5.5 million, compared with $25.2 million in the comparable 2003 period, primarily due to the impact of the loss provisions for the North America and EAME segment projects as previously discussed.

Liquidity and Capital Resources

At June 30, 2004, cash and cash equivalents totaled $116.9 million.

Operating-During the first six months of 2004, our operations generated $7.0 million of cash flows, due to the impact of profitability being offset by growth in working capital. The level of working capital varies from period to period and is affected by the mix, stage of completion and commercial terms of contracts.

Investing-In the first six months of 2004, we incurred $7.6 million for capital expenditures. For 2004, capital expenditures are anticipated to be in the $20.0 to $25.0 million range. Our utilization of cash also included $1.9 million of deferred purchase consideration and direct acquisition costs related to our 2003 acquisitions.

In connection with our acquisition of Howe-Baker International, L.L.C. (“Howe-Baker”), in 2000 we assumed two earnout arrangements contingent upon the performance of the underlying acquired entities. One of the arrangements, which has and will continue to require us to make cash payments to the previous owners expires in July 2004 (of which $9.6 million is included in accrued liabilities and expected to be paid in the third quarter of 2004), while the other arrangement was settled in 2003.

We continue to evaluate and selectively pursue opportunities for expansion of our business through acquisition of complementary businesses. These acquisitions, if they arise, may involve the use of cash or, depending upon the size and terms of the acquisition, may require debt or equity financing.

Financing-Net cash flows provided by financing activities were $5.9 million, primarily attributable to the issuance of common stock resulting from the exercise of stock options. Cash dividends of $3.8 million were paid during the first six months of 2004.

Our primary source of liquidity is cash flow generated from operations. Capacity under revolving credit agreements is also available, if necessary, to fund operating or investing activities. We have a three-year $233.3 million revolving credit facility and a five-year $116.7 million letter of credit facility, which terminate in August 2006 and August 2008, respectively. Both facilities are committed and unsecured. As of June 30, 2004, no direct borrowings existed under the revolving credit facility, but we had issued $121.7 million of letters of credit under the three-year facility and $15.3 million under the five-year facility. As of June 30, 2004, we had $213.0 million of available capacity under these facilities. The facilities contain certain restrictive covenants including minimum levels of net worth, fixed charge and leverage ratios, among other restrictions. The facilities also place restrictions on us with regard to subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, and mergers and acquisitions, among other restrictions. We were in compliance with all covenants at June 30, 2004.

We also have various short-term, uncommitted revolving credit facilities across several geographic regions of approximately $275.4 million. These facilities are generally used to provide letters of credit or bank guarantees to customers in the ordinary course of business to support advance payments, as performance guarantees or in lieu of retention on our contracts. At June 30, 2004, we had available capacity of $123.5 million under these uncommitted facilities. In addition to providing letters of credit or bank guarantees, we also provide surety bonds in the ordinary course of business to support our contract performance.

As of June 30, 2004, the following commitments were in place to support our ordinary course obligations:

	Amounts of Commitments by Expiration Period
(In thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Letters of Credit/Bank Guarantees	$288,881	$173,339	$101,489	$14,053	$—
Surety Bonds	439,410	346,803	92,337	241	29

Total Commitments	$728,291	$520,142	$193,826	$14,294	$29

Note: Includes $22,308 of letters of credit issued in support of our insurance program.

We believe funds generated by operations, amounts available under existing credit facilities and external sources of liquidity, such as the issuance of debt and equity instruments, will be sufficient to finance capital expenditures, the settlement of earnout obligations, the settlement of commitments and contingencies (as fully described in Note 7 to our Consolidated Financial Statements) and working capital needs for the foreseeable future. However, there can be no assurance that such funding will be available, as our ability to generate cash flows from operations and our ability to access funding under the revolving credit facilities may be impacted by a variety of business, economic, legislative, financial and other factors which may be outside of our control. Additionally, while we currently have significant, uncommitted bonding facilities, primarily to support various commercial provisions in our engineering and construction contracts, a termination or reduction of these bonding facilities could result in the utilization of letters of credit in lieu of performance bonds, thereby reducing our available capacity under the revolving credit facilities. There can be no assurance that such facilities will be available at reasonable terms to service our ordinary course obligations.

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

New Accounting Standards

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised standard requires annual and interim disclosures in addition to those in the original standard concerning the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. This statement is effective for fiscal years ending after December 15, 2003. See Note 5 to our Consolidated Financial Statements for the interim disclosure requirements of SFAS No. 132 (revised 2003).

In May 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which supersedes FSP 106-1. FSP 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) for employers that sponsor postretirement health care plans that provide prescription drug benefits. FSP 106-2 also requires certain disclosures regarding the effect of the federal subsidy provided by the Act. FSP 106-2 is effective for the first interim and annual period beginning after June 15, 2004. We are currently evaluating the effect that adoption of FSP 106-2 will have on our financial condition or results of operations.

Critical Accounting Policies

In general, there have been no significant changes in our critical accounting policies since December 31, 2003. For a detailed discussion of these policies, please see Item 7 of our annual report on Form 10-K for the year ended December 31, 2003. The following provides further clarification to our revenue recognition policy:

Revenue Recognition-Revenue is recognized using the percentage-of-completion method. A significant portion of our work is performed on a fixed price or lump sum basis. The balance of our work is performed on variations of cost reimbursable and target price approaches. Contract revenue is accrued based on the percentage that actual costs-to-date bear to total estimated costs. We utilize this cost-to-cost approach as we believe this method is less subjective than relying on assessments of physical progress. We follow the guidance of the Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” for accounting policy relating to our use of the percentage-of-completion method, estimating costs, revenue recognition and claim recognition. The use of estimated cost to complete each contract, while the most widely recognized method used for percentage-of-completion accounting, is a significant variable in the process of determining income earned and is a significant factor in the accounting for contracts. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates.

Contract revenue reflects the original contract price adjusted for agreed upon change orders and estimated minimum recoveries of claims. We recognize claims when it is probable that the claim will result in additional contract revenue and the amount of the claim can be reliably estimated. Claims are only recorded to the extent that contract costs relating to the claim have been incurred. At June 30, 2004 and December 31, 2003, we had net outstanding claims recognized of $8.6 million and $7.0 million, respectively. Losses expected to be incurred on contracts in progress are charged to income in the period such losses are known.

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

Forward-looking statements involve known and unknown risks and uncertainties. In addition to the material risks listed under “Risk Factors,” as set forth in our Form 10-K dated March 12, 2004, that may cause our actual results, performance or achievements to be materially different from those expressed or implied by any forward-looking statements, the following factors could also cause our results to differ from such statements:

•	our ability to realize cost savings from our expected execution performance of contracts;

•	the uncertain timing and the funding of new contract awards, and project cancellations and operating risks;

•	cost overruns on fixed price contracts;

•	risks associated with percentage of completion accounting;

•	changes in the costs or availability of or delivery schedule for components and materials;

•	increased competition;

•	fluctuating revenues resulting from a number of factors, including the cyclic nature of the individual markets in which our customers operate;

•	lower than expected activity in the hydrocarbon industry, demand from which is the largest component of our revenue;

•	the expected growth in our primary end markets does not occur;

•	risks inherent in our acquisition strategy and our ability to obtain financing for proposed acquisitions;

•	our ability to integrate and successfully operate acquired businesses and the risks associated with those businesses;

•	adverse outcomes of pending claims or litigation or the possibility of new claims or litigation;

•	the ultimate outcome or effect of the pending FTC proceeding on our business, financial condition and results of operations.

•	lack of necessary liquidity to finance expenditures prior to the receipt of payment for the performance of contracts and to provide bid and performance bonds and letters of credit securing our obligations under our bids and contracts;

•	proposed revisions to U.S. tax laws that seek to increase income taxes payable by certain international companies;

•	political and economic conditions including, but not limited to, war, conflict or civil or economic unrest in countries in which we operate; and

•	a downturn in the economy in general.

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

Another form of foreign currency exposure relates to our non-U.S. subsidiaries’ normal contracting activities. We generally try to limit our exposure to foreign currency fluctuations in most of our engineering and construction contracts through provisions that require client payments in U.S. dollars or other currencies corresponding to the currency in which costs are incurred. As a result, we generally do not need to hedge foreign currency cash flows for contract work performed. However, where construction contracts do not contain foreign currency provisions, we use forward exchange contracts to hedge foreign currency transaction exposure. The gains and losses on these contracts offset changes in the value of the related exposures. As of June 30, 2004, the notional amount of cash flow hedge contracts outstanding was $39.2 million, and the fair value of these contracts was an asset of approximately $0.7 million. The terms of these contracts generally do not exceed one year.

In circumstances where intercompany loans and/or borrowings are in place with non-U.S. subsidiaries, we will also use forward contracts. If the timing or amount of foreign-denominated cash flows varies, we incur foreign exchange gains or losses, which are included in the consolidated statements of income. We do not use financial instruments for trading or speculative purposes.

We maintain operations and have construction projects in Venezuela, which continued to experience negative political and economic conditions during the first six months of 2004. As a result, the Venezuelan Bolivar, which devalued more than 85% against the U.S. dollar in 2002, was subject to trading restrictions in 2003 and the first six months of 2004. As of June 30, 2004, we had $1.6 million of net assets in Venezuela that are subject to foreign currency translation adjustments. As noted above, the exposure on our construction projects is generally limited by contractual provisions. However, we will continue to face currency exposure on our net assets.

The carrying value of our cash and cash equivalents, accounts receivable, accounts payable, notes payable and forward contracts approximates their fair values because of the short-term nature of these instruments. See Note 4 to our Consolidated Financial Statements for quantification of our financial instruments.

Item 4. Controls and Procedures

Disclosure Controls and Procedures-As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon such evaluation, the CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls-There was no significant change in our internal controls over financial reporting that occurred during our most recently completed fiscal quarter, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Antitrust Proceedings-On October 25, 2001, the U.S. Federal Trade Commission (the “FTC” or the “Commission”) announced its decision to file an administrative complaint (the “Complaint”) challenging our February 2001 acquisition of certain assets of the Engineered Construction Division of PDM that we acquired together with certain assets of the Water Division of PDM (The Engineered Construction and Water Divisions of PDM are hereafter sometimes referred to as the “PDM Divisions”). The FTC’s Complaint alleged that the acquisition violated Section 7 of the Clayton Antitrust Act and Section 5 of the Federal Trade Commission Act by threatening to substantially lessen competition in four specific markets in which both we and PDM had competed in the United States: liquefied natural gas storage tanks and associated facilities constructed in the United States; liquefied nitrogen, liquefied oxygen and liquefied argon storage tanks constructed in the United States; liquefied petroleum gas storage tanks constructed in the United States; and field erected thermal vacuum chambers (used for the testing of satellites) constructed in the United States. The FTC’s Complaint asserted that the consequence of the acquisition will be increased prices in these four markets.

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

Environmental Matters-Our operations are subject to extensive and changing U.S. federal, state and local laws and regulations and laws outside the U.S. establishing health and environmental quality standards, including those governing discharges and pollutants into the air and water and the management and disposal of hazardous substances and wastes. This exposes us to potential liability for personal injury or property damage caused by any release, spill, exposure or other accident involving such substances or wastes.

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

Other-We are a defendant in a number of lawsuits arising in the normal course of business, including among others, lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products, and we have in place appropriate insurance coverage for the type of work that we have performed. During 2004, we were named as a defendant in additional asbestos-related lawsuits. To date, we have been able to dismiss or settle all such claims without a material impact on our operating results or financial position and do not currently believe that the asserted claims will have a material adverse effect on our future results of operations or financial position. As a matter of standard policy, we continually review our litigation accrual and as further information is known on pending cases, increases or decreases, as appropriate, may be recorded in accordance with SFAS No. 5, “Accounting for Contingencies.”

Item 4. Submission of Matters to a Vote of Security Holders

The annual Meeting of Shareholders of Chicago Bridge & Iron Company N.V. was held on May 13, 2004. The following matters were voted upon and adopted at the meeting:

(i)	Reappointment of Jerry H. Ballengee and L. Donald Simpson as members of the Supervisory Board to serve until the Annual General Meeting of Shareholders in 2007 and until their successors have been duly appointed.

	First Nominee	Second Nominee
	Jerry H. Ballengee	David P. Bordages	Abstain
First Position For	24,773,224	1,611,384	680,505

	First Nominee	Second Nominee
	L. Donald Simpson	Samuel C. Leventry	Abstain
Second Position For	24,392,849	2,061,005	1,188,172

(ii)	The authorization to prepare the annual accounts and the annual report in the English language and to adopt the Dutch Statutory Annual Accounts of the Company for the fiscal year ended December 31, 2003.

For	25,050,417
Against	4,729
Abstain	233,727

(iii)	The discharge of members of the Management Board and the Supervisory Board from liability in respect of the exercise of their duties during the fiscal year ended December 31, 2003.

For	19,490,758
Against	4,836,663
Abstain	961,452

(iv)	The approval of the distribution from profits for the year ended December 31, 2003 in the amount of US $0.16 per share previously paid as interim dividends and the interim distribution in kind in the form of one share for each issued share.

For	24,866,660
Against	4,792
Abstain	417,421

(v)	The approval to extend the authority of the Management Board to repurchase up to 30% of the issued share capital of the Company until November 13, 2005.

For	15,048,486
Against	8,077
Abstain	62,310

(vi)	The approval to cancel shares to be acquired by the Company in its own share capital.

For	24,797,971
Against	40,199
Abstain	450,703

(vii)	The approval to extend the authority of the Supervisory Board to issue and/or grant rights (including options to subscribe) on shares of the Company and to limit and exclude pre-emption rights until May 13, 2009.

For	18,922,473
Against	5,820,909
Abstain	545,491

(viii)	The amendment of the Articles of Association to increase the number of authorized shares.

For	23,284,063
Against	1,488,861
Abstain	515,949

(ix)	To appoint the Company’s independent public accountants.

For	24,362,630
Against	143,260
Abstain	782,983

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3	Amended Articles of Association of the Company (English translation)

10.6a	Amendments of Sections 2.13 and 4.3 of the CB&I Excess Benefit Plan

10.23b	Amendment to the Three-Year and Five-Year Credit Agreements

10.24a	Amendment to the Three-Year and Five-Year Credit Agreements

31.1	Certification Pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

We filed a current report on Form 8-K on April 29, 2004. Under Item 12 (Results of Operations and Financial Condition) we furnished a copy of our press release dated April 29, 2004 announcing financial results for the quarter ended March 31, 2004.

We filed a current report on Form 8-K on June 4, 2004. Under Item 5 (Other Events and Regulation FD Disclosure) we filed a copy of our press release dated June 4, 2004 announcing a revision to our second quarter and full-year 2004 expectations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chicago Bridge & Iron Company N.V.
By: Chicago Bridge & Iron Company B.V.
Its: Managing Director

/s/ RICHARD E. GOODRICH

Richard E. Goodrich
Managing Director
(Principal Financial Officer)

Date: August 9, 2004

Exhibit Index

3	Amended Articles of Association of the Company (English translation)

10.6a	Amendments of Sections 2.13 and 4.3 of the CB&I Excess Benefit Plan

10.23b	Amendment to the Three-Year and Five-Year Credit Agreements

10.24a	Amendment to the Three-Year and Five-Year Credit Agreements

31.1	Certification Pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.