Form 10-Q
period 2004-09-30
CHICAGO BRIDGE & IRON CO N V
filed 2004-11-09
CIK 1027884

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

     ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2004

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

YES☒     NO☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the exchange act).

YES☒     NO☐

The number of shares outstanding of a single class of common stock as of October 31, 2004 – 48,115,928

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue	$465,539	$429,123	$1,324,465	$1,140,741
Cost of revenue	405,869	377,610	1,188,467	1,000,212

Gross profit	59,670	51,513	135,998	140,529
Selling and administrative expenses	23,347	25,050	70,810	68,135
Intangibles amortization (Note 3)	404	650	1,429	1,937
Other operating expense (income), net	180	(2,249)	60	(2,730)

Income from operations	35,739	28,062	63,699	73,187
Interest expense	(2,380)	(1,648)	(5,840)	(4,893)
Interest income	717	85	1,166	1,061

Income before taxes and minority interest	34,076	26,499	59,025	69,355
Income tax expense	(11,494)	(8,055)	(19,478)	(20,973)

Income before minority interest	22,582	18,444	39,547	48,382
Minority interest in (income) loss	(962)	(416)	1,621	(1,126)

Net income	$21,620	$18,028	$41,168	$47,256

Net income per share (Note 1):
Basic	$0.45	$0.39	$0.87	$1.05
Diluted	$0.44	$0.37	$0.83	$1.00
Weighted average shares outstanding:
Basic	47,879	45,986	47,490	45,001
Diluted	49,465	48,527	49,424	47,219
Dividends on shares:
Amount	$1,919	$1,842	$5,712	$5,404
Per share	$0.04	$0.04	$0.12	$0.12

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2004	2003
	(Unaudited)
Assets
Cash and cash equivalents	$143,259	$112,918
Accounts receivable, net of allowance for doubtful accounts of $1,429 in 2004 and $1,178 in 2003	230,600	200,521
Contracts in progress with costs and estimated earnings exceeding related progress billings	147,559	142,235
Deferred income taxes	24,663	23,509
Other current assets	26,787	33,244

Total current assets	572,868	512,427

Property and equipment, net	119,701	124,505
Non-current contract retentions	9,232	11,254
Deferred income taxes	5,135	2,876
Goodwill	232,364	219,033
Other intangibles	29,520	30,949
Other non-current assets	29,156	31,318

Total assets	$997,976	$932,362

Liabilities
Notes payable	$8,577	$1,901
Current maturity of long-term debt	25,000	—
Accounts payable	128,614	143,258
Accrued liabilities	86,929	95,237
Contracts in progress with progress billings exceeding related costs and estimated earnings	148,855	130,497
Income taxes payable	4,817	5,359

Total current liabilities	402,792	376,252

Long-term debt	50,000	75,000
Other non-current liabilities	100,266	85,038
Minority interest in subsidiaries	4,927	6,908

Total liabilities	557,985	543,198

Shareholders’ Equity
Common stock, Euro .01 par value; shares authorized: 125,000,000 in 2004 and 80,000,000 in 2003;
shares issued: 48,012,530 in 2004 and 46,697,732 in 2003;
shares outstanding: 47,963,599 in 2004 and 46,694,415 in 2003	491	475
Additional paid-in capital	302,822	283,625
Retained earnings	161,977	126,521
Stock held in Trust	(11,693)	(11,719)
Treasury stock, at cost; 48,931 in 2004 and 3,317 in 2003	(1,495)	(108)
Accumulated other comprehensive loss	(12,111)	(9,630)

Total shareholders’ equity	439,991	389,164

Total liabilities and shareholders’ equity	$997,976	$932,362

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Cash Flows from Operating Activities
Net income	$41,168	$47,256
Adjustments to reconcile net income to net cash provided by operating activities:
Payments related to exit costs	(1,327)	(1,511)
Depreciation and amortization	16,511	15,559
Loss (Gain) on sale of property and equipment	60	(2,730)
Change in operating assets and liabilities (see below)	(18,519)	(8,936)

Net cash provided by operating activities	37,893	49,638

Cash Flows from Investing Activities
Cost of business acquisitions, net of cash acquired	(10,475)	(54,448)
Capital expenditures	(11,977)	(27,586)
Proceeds from sale of property and equipment	1,122	6,489

Net cash used in investing activities	(21,330)	(75,545)

Cash Flows from Financing Activities
Increase/(decrease) in notes payable	8,576	(7)
Purchase of treasury stock	(1,386)	(2,027)
Issuance of treasury stock	—	4,200
Issuance of common stock	12,300	21,990
Dividends paid	(5,712)	(5,404)

Net cash provided by financing activities	13,778	18,752

Increase/(decrease) in cash and cash equivalents	30,341	(7,155)
Cash and cash equivalents, beginning of the year	112,918	102,536

Cash and cash equivalents, end of the period	$143,259	$95,381

Change in Operating Assets and Liabilities
(Increase)/decrease in receivables, net	$(30,079)	$1,004
Decrease/(increase) in contracts in progress, net	13,028	(47,906)
Decrease/(increase) in non-current contract retentions	2,022	(6,404)
(Decrease)/increase in accounts payable	(14,644)	31,069

Change in contract capital	(29,673)	(22,237)
Decrease/(increase) in other current assets	7,193	(2,763)
Increase in income taxes payable and deferred income taxes	7,014	11,073
(Decrease)/increase in accrued and other non-current liabilities	(662)	10,118
Increase in other	(2,391)	(5,127)

Total	$(18,519)	$(8,936)

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(in thousands, except per share data)
(Unaudited)

1. Significant Accounting Policies

Basis of Presentation—The accompanying unaudited consolidated financial statements for Chicago Bridge & Iron Company N.V. and Subsidiaries (“CB&I”) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, our unaudited consolidated financial statements include all adjustments necessary for a fair presentation of our financial position as of September 30, 2004, our results of operations for each of the three-month and nine-month periods ended September 30, 2004 and 2003, and our cash flows for each of the nine-month periods ended September 30, 2004 and 2003. The consolidated balance sheet at December 31, 2003 is derived from the December 31, 2003 audited consolidated financial statements. Although management believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and cash flows for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited interim consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our 2003 Annual Report on Form 10-K.

Reclassification of Prior Year Balances—Certain prior year balances have been reclassified to conform with the current year presentation.

Revenue Recognition—Revenue is recognized using the percentage-of-completion method. A significant portion of our work is performed on a fixed price or lump sum basis. The balance of our work is performed on variations of cost reimbursable and target price approaches. Contract revenue is accrued based on the percentage that actual costs-to-date bear to total estimated costs. We utilize this cost-to-cost approach as we believe this method is less subjective than relying on assessments of physical progress. We follow the guidance of the Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” for accounting policy relating to our use of the percentage-of-completion method, estimating costs, revenue recognition and claim recognition. The use of estimated cost to complete each contract, while the most widely recognized method used for percentage-of-completion accounting, is a significant variable in the process of determining income earned and is a significant factor in the accounting for contracts. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates.

Contract revenue reflects the original contract price adjusted for approved change orders and estimated minimum recoveries of unapproved change orders and claims. We recognize unapproved change orders and claims to the extent that related costs have been incurred when it is probable that they will result in additional contract revenue and their value can be reliably estimated. At September 30, 2004 and December 31, 2003, we had net outstanding unapproved change orders/claims recognized of $23,404 and $6,970, respectively. Losses expected to be incurred on contracts in progress are charged to income in the period such losses are known. Provisions for additional costs associated with contracts projected to be in a significant loss position at September 30, 2004 resulted in a $2,103 and $48,403 charge to income in the three and nine month periods ended September 30, 2004, respectively.

Cost and estimated earnings to date in excess of progress billings on contracts in process represent the cumulative revenue recognized less the cumulative billings to the customer. Any billed revenue that has not been collected is reported as accounts receivable. Unbilled revenue is reported as contracts in progress with costs and estimated earnings exceeding related progress billings on the consolidated balance sheet. The timing of when we bill our customers is generally contingent on completion of certain phases of the work as stipulated in the contract. Progress billings in accounts receivable at September 30, 2004 and December 31, 2003 were currently due and included retentions totaling $30,635 and $32,533, respectively, to be collected within one year. Contract retentions collectible beyond one year are included in non-current contract retentions on our consolidated balance sheets. Cost of revenue includes direct contract costs such as material and construction labor, and indirect costs which are attributable to contract activity.

New Accounting Standards—In December 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised standard requires annual and interim disclosures in addition to those in the original standard concerning the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. This statement is effective for fiscal years ending after December 15, 2003. See Note 5 for the interim disclosure requirements of SFAS No. 132 (revised 2003).

In May 2004, the FASB issued FASB Staff Position (“FSP”) No. 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which supersedes FSP 106-1. FSP 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) for employers that sponsor postretirement health care plans that provide prescription drug benefits. FSP 106-2 also requires certain disclosures regarding the effect of the federal subsidy provided by the Act. FSP 106-2 is effective for the first interim and annual period beginning after June 15, 2004. Although we are currently evaluating our qualification status for any Medicare Prescription Drug subsidies, the effect of our adoption of FSP 106-2 is not anticipated to have a significant impact on our financial condition or results of operations.

Earnings Per Share Computations—Basic earnings per share (“EPS”) is calculated by dividing our net income by the weighted average number of common shares outstanding for the period, which includes stock held in trust. Diluted EPS reflects the assumed conversion of all dilutive securities, consisting of employee stock options/restricted shares/performance shares and directors deferred fee shares.

The following schedule reconciles the income and shares utilized in the basic and diluted EPS computations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$21,620	$18,028	$41,168	$47,256

Weighted average shares outstanding — basic	47,879	45,986	47,490	45,001
Effect of stock options/restricted shares/performance shares	1,533	2,491	1,881	2,169
Effect of directors deferred fee shares	53	50	53	49

Weighted average shares outstanding — diluted	49,465	48,527	49,424	47,219

Net income per share
Basic	$0.45	$0.39	$0.87	$1.05
Diluted	$0.44	$0.37	$0.83	$1.00

Stock Plans—We account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock, subject to any vesting provisions. Reported net income does not include any compensation expense associated with stock options, but does include compensation expense associated with restricted stock and performance share awards.

Had compensation expense for the Employee Stock Purchase Plan and Long-Term Incentive Plans been determined consistent with the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation” (using the Black-Scholes pricing model for stock options), our net income and net income per common share would have reflected the following pro forma amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net Income, as reported	$21,620	$18,028	$41,168	$47,256

Add: Stock-based compensation for restricted stock and performance share awards included in reported net income, net of tax	(87)	933	520	1,704
Deduct: Stock-based compensation determined under the fair value method, net of tax	(651)	(1,890)	(2,005)	(4,514)

Pro forma net income	$20,882	$17,071	$39,683	$44,446

Basic EPS
As reported	$0.45	$0.39	$0.87	$1.05
Pro forma	$0.44	$0.37	$0.84	$0.99

Diluted EPS
As reported	$0.44	$0.37	$0.83	$1.00
Pro forma	$0.42	$0.35	$0.80	$0.94

Using the Black-Scholes option-pricing model, the fair value of each option grant is estimated on the date of grant based on the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Risk-free interest rate	4.18%	3.06%	3.81%	3.28%
Expected dividend yield	0.58%	0.69%	0.57%	1.05%
Expected volatility	45.95%	47.84%	46.18%	48.52%
Expected life in years	6	6	6	6

2. Comprehensive Income

Comprehensive income for the three and nine months ended September 30, 2004 and 2003 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$21,620	$18,028	$41,168	$47,256
Other comprehensive (loss) income, net of tax:
Cumulative translation adjustment	282	319	(1,721)	2,692
Change in unrealized loss on debt securities	26	26	78	78
Change in unrealized fair value of cash flow hedges	32	—	(838)	—

Comprehensive income	$21,960	$18,373	$38,687	$50,026

Accumulated other comprehensive loss reported on our balance sheet at September 30, 2004 includes the following, net of tax: $11,640 of cumulative translation adjustment, $185 of unrealized loss on debt securities, ($479) of unrealized fair value of cash flow hedges and $765 of minimum pension liability adjustments.

3. Goodwill and Other Intangibles

Goodwill

General—At September 30, 2004 and December 31, 2003, our goodwill balances were $232,364 and $219,033, respectively, attributable to the excess of the purchase price over the fair value of net assets acquired relative to acquisitions within our North America and EAME segments.

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

The change in goodwill by segment for the nine months ended September 30, 2004 is as follows:

	North America	EAME	Total
Balance at December 31, 2003	$199,210	$19,823	$219,033
Adjustments associated with prior year acquisitions and contingent earnout obligations	5,551	7,780	13,331

Balance at September 30, 2004	$204,761	$27,603	$232,364

Impairment Testing—SFAS No. 142 “Goodwill and Other Intangible Assets” prescribes a two-phase process for impairment testing of goodwill, which is performed annually, absent any indicators of impairment. The first phase screens for impairment, while the second phase (if necessary) measures the impairment. We have elected to perform our annual analysis during the fourth quarter of each year based upon goodwill balances as of the end of the third calendar quarter. Although no indicators of impairment have been identified during 2004, there can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Other Intangible Assets

In accordance with SFAS No. 142, the following table provides information concerning our other intangible assets for the periods ended September 30, 2004 and December 31, 2003:

	September 30, 2004		December 31, 2003
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets
Technology (3 to 11 years)	$6,221	$(4,431)	$6,221	$(3,795)
Non-compete agreements (4 to 8 years)	4,810	(3,210)	4,810	(2,648)
Strategic alliances, customer contracts, patents (3 to 11 years)	2,695	(1,282)	2,695	(1,051)

Total	$13,726	$(8,923)	$13,726	$(7,494)

Unamortized intangible assets
Tradenames	$24,717		$24,717

The changes in other intangibles relate to additional amortization expense.

4. Financial Instruments

Forward Contracts—At September 30, 2004 our forward contracts to hedge intercompany loans and certain operating exposures are summarized as follows:

		Contract	Weighted Average
Currency Sold	Currency Purchased	Amount (1)	Contract Rate
Forward contracts to hedge intercompany loans: (2)
Euro	U.S. Dollar	$9,576	0.83
U.S. Dollar	British Pound	$12,790	0.56
U.S. Dollar	Canadian Dollar	$12,422	1.30
U.S. Dollar	Australian Dollar	$4,385	1.44
U.S. Dollar	South African Rand	$582	6.44
Forward contracts to hedge certain operating exposures: (3)
U.S. Dollar	Euro	$13,465	0.84
U.S. Dollar	South African Rand	$7,491	6.67
U.S. Dollar	Qatari Rial	$1,884	3.63
U.S. Dollar	British Pound	$662	0.56
U.S. Dollar	Japanese Yen	$477	104.82

(1)	Represents notional U.S. dollar equivalent at inception of contract.

(2)	Contracts generally mature within six days of quarter-end.

(3)	Contracts mature within nine months of quarter-end and were designated as “cash flow hedges” under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” At September 30, 2004, the fair value of these contracts, recorded in other current assets on our consolidated balance sheets, was $736 (see Note 2). Any hedge ineffectiveness was not significant.

5. Retirement Benefits

We previously disclosed in our financial statements for the year ended December 31, 2003, that in 2004 we expected to contribute $4,929 and $3,006 to our defined benefit and other postretirement plans, respectively. The following table provides contribution information for our defined benefit and postretirement plans as of September 30, 2004:

	Defined	Other Postretirement
	Benefit Plans	Benefits
Contributions made through September 30, 2004	$3,524	$2,361
Remaining contributions expected for 2004	1,106	582

Total contributions expected for 2004	$4,630	$2,943

The following table provides combined information for our defined benefit and other postretirement plans:

Components of Net Periodic Benefit Cost

	Defined		Other Postretirement
	Benefit Plans		Benefits
Three months ended September 30,	2004	2003	2004	2003
Service cost	$1,378	$821	$316	$419
Interest cost	1,202	294	490	474
Expected return on plan assets	(1,383)	(366)	—	—
Amortization of prior service costs	4	2	(67)	(25)
Recognized net actuarial loss	72	102	65	24

Net periodic benefit cost	$1,273	$853	$804	$892

Nine months ended September 30,	2004	2003	2004	2003
Service cost	$4,218	$1,305	$948	$1,259
Interest cost	2,003	807	1,471	1,345
Expected return on plan assets	(2,408)	(999)	—	—
Amortization of prior service costs	12	7	(201)	(76)
Recognized net actuarial loss	213	308	195	71

Net periodic benefit cost	$4,038	$1,428	$2,413	$2,599

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue
North America	$263,054	$256,222	$762,856	$699,418
Europe, Africa, Middle East	144,516	92,771	362,664	229,412
Asia Pacific	38,182	56,974	139,514	149,580
Central and South America	19,787	23,156	59,431	62,331

Total revenue	$465,539	$429,123	$1,324,465	$1,140,741

Income From Operations
North America	$22,525	$21,255	$47,380	$50,905
Europe, Africa, Middle East	8,879	2,691	4,180	8,594
Asia Pacific	1,088	2,003	3,638	6,302
Central and South America	3,247	2,113	8,501	7,386

Total income from operations	$35,739	$28,062	$63,699	$73,187

7. Commitments and Contingencies

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

Environmental Matters—Our operations are subject to extensive and changing U.S. federal, state and local laws and regulations and laws outside the U.S. establishing health and environmental quality standards, including those governing discharges and pollutants into the air and water and the management and disposal of hazardous substances and wastes. This exposes us to potential liability for personal injury or property damage caused by any release, spill, exposure or other accident involving such substances or wastes.

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

Other—We are a defendant in a number of lawsuits arising in the normal course of business, including among others, lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products, and we have in place appropriate insurance coverage for the type of work that we have performed. During 2004, we were named as a defendant in additional asbestos-related lawsuits. To date, the claims which have been resolved have been dismissed or settled without a material impact on our operating results or financial position and we do not currently believe that unresolved asserted claims will have a material adverse effect on our future results of operations or financial position. As a matter of standard policy, we continually review our litigation accrual and as further information is known on pending cases, increases or decreases, as appropriate, may be recorded in accordance with SFAS No. 5, “Accounting for Contingencies.”

Item 2 — Management’s Discussion and Analysis of Financial Condition
and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is provided to assist readers in understanding our financial performance during the periods presented and significant trends which may impact our future performance. This discussion should be read in conjunction with our Consolidated Financial Statements and the related notes thereto included elsewhere in this quarterly report.

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

Results of Operations

New Business Taken/Backlog—During the three months ended September 30, 2004, new business taken, representing the value of new project commitments received during a given period, was $503.7 million, compared with $444.7 million in the third quarter of 2003. These commitments are included in backlog until work is performed and revenue is recognized or until cancellation. Significant new business during the quarter included an LNG peak shaving project and refinery clean fuels projects in North America. New business taken for the first nine months of 2004 was $1.25 billion, compared with $1.31 billion for the same period last year.

Backlog at September 30, 2004 stood at $1.51 billion compared with $1.65 billion at September 30, 2003.

Revenue—Revenue during the three months ended September 30, 2004 increased 8% to $465.5 million from $429.1 million in the third quarter of 2003. Our revenue fluctuates based on the changing project mix and is dependent on the amount and timing of new awards and on other matters such as project schedules. During the quarter, revenue increased 3% in the North America segment and 56% in the Europe, Africa, Middle East (“EAME”) segment. Revenue declined 33% in the Asia Pacific (“AP”) segment, primarily in Australia, and 15% in the Central and South America (“CSA”) segment. Revenue for the first nine months of 2004 increased 16% to $1.32 billion, compared with $1.14 billion in the year-earlier period.

Gross Profit—Gross profit for the quarter increased 16% to $59.7 million, or 12.8% of revenue, compared with 12.0% of revenue for the comparable period in 2003. The increase was primarily attributable to the timing and mix of projects being executed. For the first nine months of 2004, gross profit was $136.0 million compared with $140.5 million in the comparable 2003 period. Year-to-date gross profit decreased primarily due to the recognition of potentially unrecoverable costs on two projects, one in our EAME segment’s Saudi Arabia region that is substantially complete and the other in our North America segment that has been completed.

Saudi Arabian Project

The Saudi project was forecasted to close in a loss position of $1.4 million as of the end of 2003. In the first quarter of 2004 we recognized unanticipated costs for work performed on the project for which we were contractually obligated without the benefit of immediate owner approval. The increased costs were provided for in the period, resulting in a total charge of $6.9 million in the first quarter.

Events in the Saudi Arabia region of our EAME segment during the second quarter resulted in an unanticipated level of uncertainty and instability in the region. As a result of disruptions, real or perceived, caused by terrorist activity beginning in May 2004, we incurred additional costs and encountered unexpected difficulties and delays on the Saudi project due to increased physical security requirements and the inefficiencies, delays and disruption caused by the need to replace employees choosing to depart the Kingdom. In the second quarter we increased our estimate of all costs expected to be incurred to complete the project. As the project was still forecasted to result in a loss in the second quarter, additional provision for such loss was made, resulting in a $16.4 million charge in the second quarter.

As of September 30, 2004, we have recognized $0.5 million of revenue for unapproved change orders for the project. Provision for additional loss on the project resulted in a $2.1 million charge to earnings in the third quarter.

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

North American Project

On the North America segment project, a major general contractor for us (Jones LG LLC) filed for bankruptcy in late September 2003, and we undertook to take over and complete the project on an expedited basis to ensure that our significant client’s requirements were met. During the fourth quarter of 2003, work that had been performed by the contractor’s subcontractors was suspended at a critical stage pending authorization from the bankruptcy court to proceed. Also during the fourth quarter of 2003, the general contractor gave us an estimate of the amount of the work completed and remaining to be completed. Late in the fourth quarter, we began to mobilize and believed we could perform within the budget. During the first quarter of 2004, costs increased from the impact of our taking over the work and included the continuation of mobilization; hiring and deployment of craft labor; selection of subcontractors and planning and organization of the takeover of the work and performance of work that had not been satisfactorily completed by the general contractor or its subcontractors. An $8.0 million charge to earnings was recognized in the first quarter for the increase in forecasted total costs and the resulting reduced forecasted gross margin on the project.

During the second quarter of 2004, our forecast of total project costs increased as a result of a series of unexpected events that required us to perform unplanned work and incur unforecasted costs including the rework of components of the most critical equipment on the project, decreases in labor productivity and longer than anticipated equipment utilization. Additionally, commissioning and preparation for startup of the facility began before construction was complete and much of the work had to be completed on an expedited basis in order to support an aggressive commissioning and start up program, necessitating additional costs. Due to these previously unforeseen costs, the project was now forecasted to result in a negative gross margin. As a result, a provision for such loss was made, resulting in a $15.0 million charge to earnings in the second quarter.

Selling and Administrative Expenses—Selling and administrative expense for the three months ended September 30, 2004 was $23.3 million, or 5.0% of revenue, compared with $25.1 million, or 5.8% of revenue, for the comparable period in 2003. The absolute dollar decrease compared with 2003 primarily relates to lower incentive program costs.

Income from Operations—Income from operations in the third quarter of 2004 increased 27% to $35.7 million, compared with $28.1 million in the comparable 2003 period, primarily due to the combination of higher revenue in the EAME segment and continued control of overhead and administrative expenses. For the first nine months of 2004, income from operations was $63.7 million, compared with $73.2 million in the first nine months of 2003.

Income Tax Expense—Income tax expense for the three months ended September 30, 2004 and 2003 was $11.4 million, or 33.7% of pre-tax income and $8.1 million, or 30.4% of pre-tax income, respectively. The rate increase compared to 2003 is due to a larger portion of our taxable income being attributable to North America and the United Kingdom.

Liquidity and Capital Resources

At September 30, 2004, cash and cash equivalents totaled $143.3 million.

Operating—During the first nine months of 2004, our operations generated $37.9 million of cash flows.

Investing—In the first nine months of 2004, we incurred $12.0 million for capital expenditures. For 2004, capital expenditures are anticipated to be in the $15.0 to $20.0 million range. Our utilization of cash also included $10.5 million of deferred purchase consideration, including $8.6 million of contingent consideration associated with our acquisition of Howe-Baker International, L.L.C. (“Howe-Baker”) in 2000.

In connection with our acquisition of Howe-Baker we assumed two earnout arrangements contingent upon the performance of the underlying acquired entities. One of the arrangements, which has and will continue to require us to make cash payments to the previous owners, expired in July 2004 (of which $1.4 million is included in accrued liabilities with final settlement expected in the first quarter of 2005), while the other arrangement was settled during 2003.

We continue to evaluate and selectively pursue opportunities for expansion of our business through acquisition of complementary businesses. These acquisitions, if they arise, may involve the use of cash or may require debt or equity financing.

Financing—Net cash flows provided by financing activities were $13.8 million, primarily attributable to the issuance of common stock resulting from the exercise of stock options and short-term international borrowings. Cash dividends of $5.7 million were paid during the first nine months of 2004.

Our primary source of liquidity is cash flow generated from operations. Capacity under revolving credit agreements is also available, if necessary, to fund operating or investing activities. We have a three-year $233.3 million revolving credit facility and a five-year $116.7 million letter of credit facility, which terminate in August 2006 and August 2008, respectively. Both facilities are committed and unsecured. As of September 30, 2004, no direct borrowings existed under the revolving credit facility, but we had issued $83.5 million of letters of credit under the three-year facility and $51.0 million under the five-year facility. As of September 30, 2004, we had $215.5 million of available capacity under these facilities. The facilities contain certain restrictive covenants including minimum levels of net worth, fixed charge and leverage ratios. The facilities also place other restrictions on us including subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, and mergers and acquisitions. We were in compliance with all covenants at September 30, 2004.

We also have various short-term, uncommitted revolving credit facilities across several geographic regions of approximately $284.2 million. These facilities are generally used to provide letters of credit or bank guarantees to customers in the ordinary course of business to support advance payments, as performance guarantees or in lieu of retention on our contracts. At September 30, 2004, we had available capacity of $123.6 million under these uncommitted facilities. In addition to providing letters of credit or bank guarantees, we also provide surety bonds in the ordinary course of business to support our contract performance.

As of September 30, 2004, the following commitments were in place to support our ordinary course obligations:

		Amounts of Commitments by Expiration Period
(In thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Letters of Credit/Bank Guarantees	$295,063	$188,609	$92,400	$14,054	$—
Surety Bonds	427,338	342,921	84,142	275	—

Total Commitments	$722,401	$531,530	$176,542	$14,329	$—

Note: Includes $22,235 of letters of credit issued in support of our insurance program.

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

In May 2004, the FASB issued FASB Staff Position (“FSP”) No. 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which supersedes FSP 106-1. FSP 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) for employers that sponsor postretirement health care plans that provide prescription drug benefits. FSP 106-2 also requires certain disclosures regarding the effect of the federal subsidy provided by the Act. FSP 106-2 is effective for the first interim and annual period beginning after June 15, 2004. Although we are currently evaluating our qualification status for any Medicare Prescription Drug subsidies, the effect of our adoption of FSP 106-2 is not anticipated to have a significant impact on our financial condition or results of operations.

Critical Accounting Policies

In general, there have been no significant changes in our critical accounting policies since December 31, 2003. For a detailed discussion of these policies, please see Item 7 of our annual report on Form 10-K for the year ended December 31, 2003. The following provides further clarification to our revenue recognition policy:

Revenue Recognition—Revenue is recognized using the percentage-of-completion method. A significant portion of our work is performed on a fixed price or lump sum basis. The balance of our work is performed on variations of cost reimbursable and target price approaches. Contract revenue is accrued based on the percentage that actual costs-to-date bear to total estimated costs. We utilize this cost-to-cost approach as we believe this method is less subjective than relying on assessments of physical progress. We follow the guidance of the Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” for accounting policy relating to our use of the percentage-of-completion method, estimating costs, revenue recognition and claim recognition. The use of estimated cost to complete each contract, while the most widely recognized method used for percentage-of-completion accounting, is a significant variable in the process of determining income earned and is a significant factor in the accounting for contracts. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates.

Contract revenue reflects the original contract price adjusted for approved change orders and estimated minimum recoveries of unapproved change orders and claims. We recognize unapproved change orders and claims to the extent that related costs have been incurred when it is probable that they will result in additional contract revenue and their value can be reliably estimated. At September 30, 2004 and December 31, 2003, we had net outstanding unapproved change orders/claims recognized of $23.4 million and $7.0 million, respectively. Losses expected to be incurred on contracts in progress are charged to income in the period such losses are known. Provisions for additional costs associated with contracts projected to be in a significant loss position at September 30, 2004 resulted in a $2.1 million and $48.4 million charge to income in the three and nine month periods ended September 30, 2004, respectively.

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

Forward-looking statements involve known and unknown risks and uncertainties. In addition to the material risks listed under “Risk Factors,” as set forth in our Form 10-K dated March 12, 2004, that may cause our actual results, performance or achievements to be materially different from those expressed or implied by any forward-looking statements, the following factors could also cause our results to differ from such statements:

•	our ability to realize cost savings from our expected execution performance of contracts;

•	the uncertain timing and the funding of new contract awards, and project cancellations and operating risks;

•	cost overruns on fixed price contracts;

•	risks associated with percentage of completion accounting;

•	changes in the costs or availability of or delivery schedule for components and materials;

•	increased competition;

•	fluctuating revenues resulting from a number of factors, including the cyclic nature of the individual markets in which our customers operate;

•	lower than expected activity in the hydrocarbon industry, demand from which is the largest component of our revenue;

•	the expected growth in our primary end markets does not occur;

•	risks inherent in our acquisition strategy and our ability to obtain financing for proposed acquisitions;

•	our ability to integrate and successfully operate acquired businesses and the risks associated with those businesses;

•	adverse outcomes of pending claims or litigation or the possibility of new claims or litigation;

•	the ultimate outcome or effect of the pending FTC proceeding and DOJ investigation on our business, financial condition and results of operations.

•	lack of necessary liquidity to finance expenditures prior to the receipt of payment for the performance of contracts and to provide bid and performance bonds and letters of credit securing our obligations under our bids and contracts;

•	proposed and actual revisions to U.S. tax laws that seek to increase income taxes payable by certain international companies;

•	political and economic conditions including, but not limited to, war, conflict or civil or economic unrest in countries in which we operate; and

•	a downturn in the economy in general.

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

Another form of foreign currency exposure relates to our non-U.S. subsidiaries’ normal contracting activities. We generally try to limit our exposure to foreign currency fluctuations in most of our engineering and construction contracts through provisions that require client payments in U.S. dollars or other currencies corresponding to the currency in which costs are incurred. As a result, we generally do not need to hedge foreign currency cash flows for contract work performed. However, where construction contracts do not contain foreign currency provisions, we use forward exchange contracts to hedge foreign currency transaction exposure. The gains and losses on these contracts offset changes in the value of the related exposures. As of September 30, 2004, the notional amount of cash flow hedge contracts outstanding was $24.0 million, and the fair value of these contracts was an asset of approximately $0.7 million. The terms of these contracts generally do not exceed one year.

In circumstances where intercompany loans and/or borrowings are in place with non-U.S. subsidiaries, we will also use forward contracts. If the timing or amount of foreign-denominated cash flows varies, we incur foreign exchange gains or losses, which are included in the consolidated statements of income. We do not use financial instruments for trading or speculative purposes.

We maintain operations and have construction projects in Venezuela, which continued to experience negative political and economic conditions during the first nine months of 2004. As a result, the Venezuelan Bolivar, which devalued more than 85% against the U.S. dollar in 2002, was subject to trading restrictions in 2003 and the first nine months of 2004. As of September 30, 2004, we had $0.8 million of net assets in Venezuela that are subject to foreign currency translation adjustments. As noted above, the exposure on our construction projects is generally limited by contractual provisions. However, we will continue to face currency exposure on our net assets.

The carrying value of our cash and cash equivalents, accounts receivable, accounts payable, notes payable and forward contracts approximates their fair values because of the short-term nature of these instruments. See Note 4 to our Consolidated Financial Statements for quantification of our financial instruments.

Item 4. Controls and Procedures

Disclosure Controls and Procedures—As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon such evaluation, the CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls—There was no significant change in our internal controls over financial reporting that occurred during our most recently completed fiscal quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Environmental Matters—Our operations are subject to extensive and changing U.S. federal, state and local laws and regulations and laws outside the U.S. establishing health and environmental quality standards, including those governing discharges and pollutants into the air and water and the management and disposal of hazardous substances and wastes. This exposes us to potential liability for personal injury or property damage caused by any release, spill, exposure or other accident involving such substances or wastes.

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

Other—We are a defendant in a number of lawsuits arising in the normal course of business, including among others, lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products, and we have in place appropriate insurance coverage for the type of work that we have performed. During 2004, we were named as a defendant in additional asbestos-related lawsuits. To date, the claims which have been resolved have been dismissed or settled without a material impact on our operating results or financial position and we do not currently believe that unresolved asserted claims will have a material adverse effect on our future results of operations or financial position. As a matter of standard policy, we continually review our litigation accrual and as further information is known on pending cases, increases or decreases, as appropriate, may be recorded in accordance with SFAS No. 5, “Accounting for Contingencies.”

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

We filed a current report on Form 8-K on July 29, 2004. Under Item 12 (Results of Operations and Financial Condition) we furnished a copy of our press release dated July 29, 2004 announcing financial results for the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chicago Bridge & Iron Company N.V.
	By:	Chicago Bridge & Iron Company B.V.
Its: Managing Director

/s/ RICHARD E. GOODRICH
Richard E. Goodrich
Date: November 8, 2004	Managing Director (Principal Financial Officer)

EXHIBIT INDEX

31.1	Certification Pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.