Form 10-K
period 2004-12-31
CHICAGO BRIDGE & IRON CO N V
filed 2005-03-11
CIK 1027884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) YES ☑  NO ☐

Aggregate market value of common stock held by non-affiliates, based on a New York Stock Exchange closing price of $27.85 as of June 30, 2004, was $1,329,418,051.

The number of shares outstanding of a single class of common stock as of March 1, 2005 was 48,479,383.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2004 Annual Report to Shareholders	Part I and Part II
Portions of the 2005 Proxy Statement	Part III

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

PART I

Item 1. Business

     Founded in 1889, CB&I is one of the world’s leading engineering, procurement and construction (EPC) companies, specializing in lump-sum turnkey projects for customers that produce, process, store and distribute the world’s natural resources. With more than 60 locations and approximately 11,000 employees throughout the world, we capitalize on our global expertise and local knowledge to reliably and safely deliver projects virtually anywhere. CB&I is a fully integrated EPC service provider, offering a complete package of conceptual design, engineering, procurement, fabrication, field erection, mechanical installation and commissioning. Our projects include hydrocarbon processing plants, liquefied natural gas (LNG) terminals and peak shaving plants, offshore structures, pipelines, bulk liquid terminals, water storage and treatment facilities, and other steel structures and their associated systems. We also provide a broad range of repair and maintenance services, including complete turnarounds for petroleum refining and petrochemical plants. During 2004, we worked on more than 700 contracts for customers in a variety of industries. Over the last several years, our customers have included:

•	large U.S., multinational and state-owned oil companies, such as Shell, ExxonMobil, Marathon, Valero Refining Company, Premcor, BP, ConocoPhillips, Saudi Aramco and PDVSA;

•	leading EPC companies, such as Chiyoda, Bechtel, KBR and Technip;

•	LNG and natural gas producers and distributors, such as Dominion, Yankee Gas and Woodside Energy; and

•	municipal and private water companies.

     We had revenue of approximately $1.9 billion and net income of approximately $65.9 million in 2004. Our revenue increased 18% between 2003 and 2004. Our backlog was $2.3 billion at December 31, 2004. We employed approximately 11,000 persons worldwide as of December 31, 2004.

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

     Pressure Vessels. Pressure vessels are built primarily from high strength carbon steel plates which have been formed in one of our fabrication shops and are welded together at the job site. Pressure vessels are constructed in a variety of shapes and sizes, some weighing in excess of 700 tons, with wall thickness in excess of four inches. Existing customers represent a cross-section of the petroleum, petrochemical, chemical, and pulp and paper industries, where process applications of high pressure and/or temperature are required. Typical pressure vessel usage includes process and storage vessels in the petroleum, petrochemical, and chemical industry; digesters in the pulp and paper industry; and egg-shaped digesters for wastewater treatment. We have designed and erected pressure vessels throughout the world.

     Standard Tanks. Our standard tanks include above ground storage systems and water storage and treatment structures. Aboveground storage tanks are sold primarily to customers operating in the petroleum, petrochemical and chemical industries around the world. This industrial customer group includes nearly all of the major oil and chemical companies on every continent. Above ground tanks can be used for storage of crude oil, refined products such as gasoline, raw water, potable water, chemicals, petrochemicals and a large variety of feedstocks for the manufacturing industry. The water storage line includes single pedestal spheroid, fluted column and concrete elevated tanks, as well as standpipes and reservoirs. These structures have a capacity range of 25,000 gallons to in excess of 30,000,000 gallons. Water storage structures provide potable water reserves and supply pressure to the water distribution system. The water treatment line includes solids contact clarifiers and standpipe mixing systems.

     Specialty and Other Structures. Our specialty and other structures are marketed to a diverse group of customers. Examples of specialty structures include processing facilities or components used in the iron, aluminum and mining industries, hydroelectric structures such as penstocks and spiral cases and other unique engineered structures.

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

Certain Acquisitions

On April 29, 2003, we acquired certain assets and assumed certain liabilities of Petrofac Inc., an EPC company serving the hydrocarbon processing industry for consideration of $26.6 million including transaction costs. The acquired operations located in Tyler, Texas have been fully integrated within our North America segment’s CB&I Howe-Baker unit and expand our capacity to engineer, fabricate and install EPC projects for the oil refining, oil production, gas treating and petrochemical industries.

On May 30, 2003, we acquired certain assets and assumed certain liabilities of John Brown Hydrocarbons Limited (“John Brown”), for consideration of $29.6 million including transaction costs, net of cash acquired. John Brown provides comprehensive engineering, program and construction management services for the offshore, onshore and pipeline sectors of the hydrocarbon industry, as well as for LNG terminals and flue gas desulfurization plants. The acquired operations, located in London, Moscow, the Caspian Region and Canada, have been integrated into our Europe, Africa, Middle East segment. This addition has strengthened our international engineering and execution platform and expanded our capabilities into the upstream oil and gas sector.

Competitive Strengths

     We believe that our core competencies enable us to deliver to our customers the best overall combination of experience, reliability, quality and performance which produces a lower-risk, higher value equation for our customers. These core competencies, which we believe are significant competitive strengths, include:

     Worldwide Record of Excellence. We have established a record as a leader in the international engineering and construction industry by providing consistently superior project performance for more than 115 years. Our acquisitions over the past five years have further enhanced our capabilities for excellence in project design and execution.

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

     Global Execution Capabilities. With a global network of some 60 sales and operations offices and established labor and supplier relationships, we have the ability to rapidly mobilize people, materials and equipment to execute projects in locations ranging from highly industrialized countries to some of the world’s most remote regions. We completed more than 700 projects in approximately 45 different countries in 2004. Our global reach makes us an attractive partner for large, global energy and industrial companies with geographically dispersed operations and also allows us to allocate our internal resources to geographies and industries with the greatest current demand. At the same time, because of our long-standing presence in numerous markets around the world, we have a prominent position as a local contractor in those markets.

     History of Innovation. We have established a reputation for technical innovation ever since we introduced the first floating roof tank to the petroleum industry in 1923. We have since maintained a strong culture of developing technological innovations and currently possess approximately 70 active U.S. patents. We develop innovative technologies on behalf of our customers that are immediately applicable to improving hydrocarbon processing, storage technology and field erection procedures. We are equipped with well-established technology and proprietary know-how in refinery processes, desalting/dehydration, synthesis gas production, gas-to-liquids processing and sulfur removal and recovery processes, an important element for the production of low sulfur transportation fuels.

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

     Strong Health, Safety and Environmental (“HSE”) Performance. Success in our industry depends in part on strong HSE performance. Because of our long and outstanding safety record, we are sometimes invited to bid on projects for which other competitors do not qualify. According to the Bureau of Labor Statistics, the Lost Workday Case Incidence Rate for construction companies similar to CB&I was 3.9 per 100 full-time employees for 2003 (the last reported year), while our rate for 2004 was only 0.06 per 100. Our excellent HSE performance also translates directly to lower cost, timely completion of projects, and reduced risk to our employees, subcontractors and customers.

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

Growth Strategy

     We intend to increase shareholder value through the execution of the following growth strategies:

     Leveraging the Strengths of Our Acquisitions. Our acquisitions over the past five years have broadened our capabilities and resources to meet customer needs in our end markets. We expect to leverage any acquisitions across our global sales and execution platform. We will also focus on imparting best practices and technologies from each business throughout the organization.

     Expanding our Market Share in the High-Growth Energy Infrastructure Business. Growth in LNG trade (approximately 7.3% per year since 1993, according to CEDIGAZ) has created strong global demand for LNG transportation and storage systems. We intend to utilize our substantial expertise and experience in LNG and cryogenic systems to expand our presence in the worldwide sales of LNG infrastructure facilities. We have long been a leader in the turnkey design and construction of low temperature and cryogenic (“LT&C”) storage facilities, having engineered and constructed nearly 200 LNG tanks, more than 175 LT&C terminals and over 1,100 LT&C tanks. We expect that growing worldwide demand for natural gas, and the need to monetize stranded gas reserves, will create opportunities for our gas processing and gas-to-liquids technologies. In addition, we expect greater opportunities for refinery revamp and expansion projects prompted by more stringent environmental regulations for transportation fuels.

     Marketing our Expanded Capabilities. We will continue to expand our marketing programs to identify and capitalize on attractive customer bases and end markets. We will focus our sales and marketing resources on cultivating and expanding relationships with select strategic customers within our target market segments. We have assigned senior members of our sales and marketing staff to pursue targeted prospects in high potential markets, focusing in particular on LNG projects and lump-sum turnkey EPC opportunities. We believe that our ability to identify attractive customers and rapid growth markets will provide a competitive advantage during changing market conditions.

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

Competition

     We believe we are a leading competitor worldwide in many of the services we provide. Price, quality, reputation, safety record and timeliness of completion are the principal competitive factors within the industry. There are numerous regional, national and international competitors that offer services similar to ours.

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

     Our significant customers, with many of whom we have had longstanding relationships, are primarily in the hydrocarbon sector and are inclusive of both major petroleum companies (i.e., Shell, ExxonMobil and ConocoPhillips) and large EPC companies (i.e., Chiyoda, Bechtel, KBR and Technip).

     We are not dependent upon any single customer on an ongoing basis and the loss of any single customer would not have a material adverse effect on our business. No single customer accounted for over 10% of our revenue in either of the last two years.

Segment Financial Information

     Financial information by geographic area of operation can be found in our 2004 Annual Report to Shareholders and is incorporated herein by reference.

Backlog/New Business Taken

     We had a backlog of work to be completed on contracts of $2.3 billion as of December 31, 2004 compared with $1.6 billion as of December 31, 2003. Due to the timing of awards and the long-term nature of some of our projects, certain backlog of our work may not be completed in the current fiscal year. New business taken was $2.6 billion for the year ended December 31, 2004 compared with $1.7 billion for the year ended December 31, 2003.

New Business Taken

	Years Ended December 31,
	2004	2003
	(in thousands)
North America	$1,448,055	$1,105,369
Europe, Africa, Middle East	962,299	380,493
Asia Pacific	135,226	147,238
Central and South America	68,969	75,110

Total New Business Taken	$2,614,549	$1,708,210

Types Of Contracts

     Contracts are usually awarded on a competitive bid basis. We are primarily a fixed-price, lump-sum contractor. Our significant experience in estimating and controlling project costs, combined with our knowledge of international logistics and execution, enable us to define and control the risks of fixed-price contracts.

Raw Materials And Suppliers

     The principal raw materials that we use are metal plate, structural steel, pipe, fittings and selected engineered equipment such as pumps, valves, compressors, motors and electrical and instrumentation components. Most of these materials are available from numerous suppliers worldwide with some furnished under negotiated supply agreements. We anticipate being able to obtain these materials for the foreseeable future. The price, availability and schedule validities offered by our suppliers, however, may vary significantly from year to year due to various factors. These include supplier consolidations, supplier raw material shortages and costs, surcharges, supplier capacity, customer demand, market conditions and any duties and tariffs imposed on the materials.

     We make planned use of subcontractors where it assists us in meeting our clients’ requirements with regard to schedule, cost or technical expertise. These subcontractors may range from small local entities to companies with global capabilities, some of which may be utilized on a repetitive or preferred basis. We anticipate being able to locate and contract with qualified subcontractors in all global areas where we do business.

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

     We believe that we are currently in compliance, in all material respects, with all environmental laws and regulations. We do not anticipate that we will incur material capital expenditures for environmental controls or for investigation or remediation of environmental conditions during 2005 or 2006.

Patents

     We hold patents and licenses for certain items incorporated into our structures. However, none is so essential that its loss would materially affect our business.

Employees

     We employed approximately 11,000 persons as of December 31, 2004. The percentage of our worldwide employees represented by unions generally ranges between 5 and 10 percent. Our unionized subsidiary, CBI Services, Inc., has agreements with various unions representing groups of its employees. The largest agreement is with the Boilermakers Union which represents some of our welders. We have multiple contracts with various Boilermakers Unions across the country, and each contract generally has a three-year term.

     We enjoy good relations with our unions and have not experienced a significant work stoppage in any of our facilities in over ten years. Additionally, to preserve our project management and technological expertise as core competencies, we recruit, develop and maintain ongoing training programs for engineers and field supervision personnel.

RISK FACTORS

     Any of the following risks (which are not the only risks we face), if they materialize, could adversely affect our business, financial condition or operating results.

Risk Factors Relating to Our Business

Our Revenue, Cash Flow and Earnings May Fluctuate Creating Potential Liquidity Issues and Possible Under-Utilization of our Assets.

     Our revenue, cash flow and earnings may fluctuate from quarter to quarter due to a number of factors. Our revenue, cash flow and earnings are dependent upon major construction projects in cyclical industries, including the hydrocarbon refining, natural gas and water industries. The selection of, timing of or failure to obtain projects, delays in awards of projects, cancellations of projects or delays in completion of contracts could result in the under-utilization of our assets and reduce our cash flows. Moreover, construction projects for which our services are contracted may require significant expenditures by us prior to receipt of relevant payments by a customer and may expose us to potential credit risk if such customer should encounter financial difficulties. Such expenditures could reduce our cash flows and necessitate increased borrowings under our credit facilities (interest payments on our outstanding debt during 2004 totaled approximately $5.5 million). Finally, the winding down or completion of work on significant projects that were active in previous periods will reduce our revenue and earnings if such significant projects have not been replaced in the current period.

Our Revenue and Earnings May Be Adversely Affected by a Reduced Level of Activity in the Hydrocarbon Industry.

     In recent years, demand from the worldwide hydrocarbon industry has been the largest generator of our revenue. Numerous factors influence capital expenditure decisions in the hydrocarbon industry, including:

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

In addition, changing taxes, price controls and laws and regulations may reduce the level of activity in the hydrocarbon industry. These factors are beyond our control. Reduced activity in the hydrocarbon industry would result in a reduction of our revenue and earnings and possible under-utilization of our assets.

We Could Lose Money if We Fail to Accurately Estimate Our Costs or Fail to Execute Within Our Cost Estimates on Fixed-Price, Lump-Sum Contracts.

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

     Our Acquisition Strategy Involves a Number of Risks.

          We intend to pursue growth through the opportunistic acquisition of companies or assets that will enable us to expand our project types to provide more cost-effective customer solutions. We routinely review potential acquisitions. However, we may be unable to implement this growth strategy if we cannot reach agreement on potential strategic acquisitions on acceptable terms or for other reasons. Moreover, our acquisition strategy involves certain risks, including:

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

     Notwithstanding that we generally will not accept liability for consequential damages in our contracts, any catastrophic occurrence in excess of insurance limits at projects where our structures are installed or services are performed could result in significant professional liability, product liability or warranty or other claims against us. Such liabilities could potentially exceed our current insurance coverage and the fees we derive from those structures and services. Such claims could also make it difficult for us to obtain adequate insurance coverage in the future at a reasonable cost. Clients or subcontractors that have agreed to indemnify us against such losses may refuse or be unable to pay us. A partially or completely uninsured claim, if successful and of significant magnitude, could result in substantial losses and reduce cash available for our operations.

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

Certain Remedies Ordered in a Federal Trade Commission Order Could Adversely Effect Us.

          In October 2001, the U.S. Federal Trade Commission (the “FTC” or the “Commission”) filed an administrative complaint (the “Complaint”) challenging our February 2001 acquisition of certain assets of the Engineered Construction Division of Pitt-Des Moines, Inc. (“PDM”) that we acquired together with certain assets of the Water Division of PDM (The Engineered Construction and Water Divisions of PDM are hereafter sometimes referred to as the “PDM Divisions”). The Complaint alleged that the acquisition violated Federal antitrust laws by threatening to substantially lessen competition in four specific markets in which both CB&I and PDM had competed in the United States: liquefied nitrogen, liquefied oxygen and liquefied argon (LIN/LOX/LAR) storage tanks; liquefied petroleum gas (LPG) storage tanks; liquefied natural gas (LNG) storage tanks and associated facilities; and field erected thermal vacuum chambers (used for the testing of satellites).

          On June 12, 2003, an FTC Administrative Law Judge ruled that our acquisition of PDM assets threatened to substantially lessen competition in the four markets identified above in which both CB&I and PDM participated and ordered us to divest within 180 days of a final order all physical assets, intellectual property and any uncompleted construction contracts of the PDM Divisions that we acquired from PDM to a purchaser approved by the FTC that is able to utilize those assets as a viable competitor.

          We appealed the ruling to the full Federal Trade Commission. In addition, the FTC Staff appealed the sufficiency of the remedies contained in the ruling to the full Federal Trade Commission. On January 6, 2005, the Commission issued its Opinion and Final Order. According to the FTC’s Opinion, we would be required to divide our industrial division, including employees, into two separate operating divisions, CB&I and New PDM, and to divest New PDM to a purchaser approved by the FTC within 180 days of the Order becoming final.

          We believe that the FTC’s Order and Opinion are inconsistent with the law and the facts presented at trial and in the appeal to the Commission. Therefore, we have filed with the FTC a petition to reconsider the FTC Order and Opinion. If our petition is unsuccessful, we intend to file a notice of appeal of the FTC Order and Opinion with the United States Court of Appeals. We are not required to divest any assets until we have exhausted all appeal processes available to us, including the United States Supreme Court. Because the remedies described in the Order and Opinion are neither consistent nor clear, we have not been able to quantify the potential effect on our financial statements. However, the remedies contained in the Order, depending on how and to the extent they are implemented, could have an adverse effect on us, including an expense relating to a potential write-down of the net book value of divested assets.

We Cannot Predict the Outcome of the Current Investigation by the Antitrust Division of the U.S. Department of Justice in Philadelphia.

           We were served with a subpoena for documents on July 23, 2003 by the Philadelphia office of the U.S. Department of Justice, Antitrust Division (“DOJ”), seeking documents that are in part related to matters that were the subject of testimony in the FTC proceeding, as well as documents relating to our Water Division. In addition to the requested documents, certain of our current and former employees have testified before the investigative grand jury. We are cooperating fully with the investigation. We cannot assure you that proceedings will not result from this investigation.

We Are and Will Continue to be Involved in Litigation That Could Negatively Impact Our Earnings and Financial Condition.

          We have been and may from time to time be named as a defendant in legal actions claiming damages in connection with engineering and construction projects and other matters. These are typically claims that arise in the normal course of business, including employment-related claims and contractual disputes or claims for personal injury (including asbestos-related lawsuits) or property damage which occur in connection with services performed relating to project or construction sites. Contractual disputes normally involve claims relating to the performance of equipment, design or other engineering services or project construction services provided by our subsidiaries. Management does not currently believe that pending contractual, personal injury or property damage claims will have a material adverse effect on our earnings or liquidity; however, such claims could have such an effect in the future. We may incur liabilities that may not be covered by insurance policies, or, if covered, the dollar amount of such liabilities may exceed our policy limits or fall below applicable deductibles. A partially or completely uninsured claim, if successful and of significant magnitude, could cause us to suffer a significant loss and reduce cash available for our operations.

We May Not Be Able to Fully Realize the Revenue Value Reported in Our Backlog.

          We have a backlog of work to be completed on contracts. Backlog develops as a result of new business taken, which represents the revenue value of new project commitments received by us during a given period. Backlog consists of projects which have either (i) not yet been started or (ii) are in progress and are not yet complete. In the latter case, the revenue value reported in backlog is the remaining value associated with work that has not yet been completed. From time to time, projects are cancelled that appeared to have a high certainty of going forward at the time they were recorded as new business taken. In the event of a project cancellation, we may be reimbursed for certain costs but typically have no contractual right to the total revenue reflected in our backlog. In addition to being unable to recover certain direct costs, cancelled projects may also result in additional unrecoverable costs due to the resulting under-utilization of our assets.

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

          Political instability risks may arise from time to time on a country-by-country (not geographic segment) basis where we happen to have a large active project. For example, disruptions caused by terrorist activity in Saudi Arabia in May 2004 caused us to incur additional costs and experience unexpected difficulties in completing a significant project in that country. However, having reduced our current activity in Venezuela to a low level, having only smaller active projects in Saudi Arabia and having no current projects in Iraq, we do not believe we have any material risks at the present time attributable to political instability.

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

We Have a Risk that Our Goodwill and Indefinite-Lived Intangible Assets May be Impaired and Result in a Charge to Income.

          We have accounted for our acquisitions using the “purchase” method of accounting. Under the purchase method we recorded, at fair value, assets acquired and liabilities assumed, and we recorded as goodwill the difference between the cost of acquisitions and the sum of the fair value of tangible and identifiable intangible assets acquired, less liabilities assumed. Indefinite-lived intangible assets were segregated from goodwill and recorded based upon expected future recovery of the underlying assets. At December 31, 2004, our goodwill balance was $233.4 million, attributable to the excess of the purchase price over the fair value of assets acquired relative to acquisitions within our North America segment and our Europe, Africa, Middle East segment. Our indefinite-lived intangible assets balance as of December 31, 2004 was $24.9 million primarily attributable to tradenames purchased in conjunction with the 2000 Howe-Baker International acquisition. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” our recorded goodwill and indefinite-lived intangible asset balances are not amortized but instead are subject to an impairment review on at least an annual basis. Since our adoption of SFAS No. 142 during the first quarter of 2002, we have had no indicators of impairment. In the future, if our goodwill or other intangible assets were determined to be impaired, the impairment would result in a charge to income from operations in the year of the impairment with a resulting decrease in our recorded net worth.

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

          You may be unable to seek remedies against Arthur Andersen under applicable securities laws for any untrue statement of a material fact contained in our past financial statements audited by Arthur Andersen or any omission of a material fact required to be stated in those financial statements. Also, it is unlikely that any assets would be available from Arthur Andersen to satisfy any claims.

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

Existing Shareholders May Sell Their Shares, Which Could Depress the Market Price of Our Common Stock.

          Our executive officers and directors own approximately 1,000,000 of our common shares that are immediately eligible to be sold into the public market pursuant to Rule 144 under the Securities Act of 1933. Our insider trading policy permits our officers and directors to establish pre-approved stock trading plans pursuant to Rule 10b5-1 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). If these shareholders sell a large number of these shares, including any sales under a Rule 10b5-1 sales plan, the market price of our common stock could decline.

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

     Under the double taxation convention in effect between The Netherlands and the United States (the “Treaty”), dividends paid by CB&I N.V. to a resident of the United States (other than an exempt organization or exempt pension organization) are generally eligible for a reduction of the 25% Netherlands withholding tax to 15%, or in the case of certain U.S. corporate shareholders owning at least 10% of the voting power of CB&I N.V., 5%, unless the common shares held by such resident are attributable to a business or part of a business that is, in whole or in part, carried on through a permanent establishment or a permanent representative in The

Netherlands. Dividends received by exempt pension organizations and exempt organizations, as defined in the Treaty, are completely exempt from the withholding tax. A holder of common shares other than an individual will not be eligible for the benefits of the Treaty if such holder of common shares does not satisfy one or more of the tests set forth in the limitation on benefits provisions of Article 26 of the Treaty. According to an anti-dividend stripping provision, no exemption from, reduction of, or refund of, Netherlands withholding tax will be granted if the ultimate recipient of a dividend paid by CB&I N.V. is not considered to be the beneficial owner of such dividend. The ability of a holder of common shares to take a credit against its U.S. taxable income for Netherlands withholding tax may be limited.

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

FORWARD-LOOKING STATEMENTS

          This Annual Report on Form 10-K and the documents incorporated in this report by reference contains forward-looking statements. You should read carefully any statements containing the words “expect,” “believe,” “anticipate,” “project,” “estimate,” “predict,” “intend,” “should,” “could,” “may,” “might,” or similar expressions or the negative of any of these terms.

          Forward-looking statements involve known and unknown risks and uncertainties. In addition to the material risks listed under “Risk Factors” that may cause our actual results, performance or achievements to be materially different from those expressed or implied by any forward-looking statements, the following factors could also cause our results to differ from such statements:

•	our ability to realize cost savings from our expected execution performance of contracts;

•	the uncertain timing and the funding of new contract awards, and project cancellations and operating risks;

•	cost overruns on fixed price, target price or similar contracts;

•	risks associated with percentage of completion accounting;

•	our ability to settle or negotiate unapproved change orders and claims;

•	changes in the costs or availability of or delivery schedule for components and materials and labor;

•	increased competition;

•	fluctuating revenue resulting from a number of factors, including the cyclical nature of the individual markets in which our customers operate;

•	lower than expected activity in the hydrocarbon industry, demand from which is the largest component of our revenue;

•	lower than expected growth in our primary end markets, including but not limited to LNG and clean fuels;

•	risks inherent in our acquisition strategy and our ability to obtain financing for proposed acquisitions;

•	our ability to integrate and successfully operate acquired businesses and the risks associated with those businesses;

•	adverse outcomes of pending claims or litigation or the possibility of new claims or litigation;

•	the ultimate outcome or effect of the pending FTC order and DOJ investigation on our business, financial condition and results of operations;

•	lack of necessary liquidity to finance expenditures prior to the receipt of payment for the performance of contracts and to provide bid and performance bonds and letters of credit securing our obligations under our bids and contracts;

•	proposed and actual revisions to U.S. and non-U.S. tax laws, and interpretation of said laws, and U.S. tax treaties with non-U.S. countries (including The Netherlands), that seek to increase income taxes payable;

•	political and economic conditions including, but not limited to, war, conflict or civil or economic unrest in countries in which we operate; and

•	a downturn or disruption in the economy in general.

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

Location	Type of Facility	Interest
North America
Beaumont, Texas	Engineering, fabrication facility, operations and administrative office	Owned

Location	Type of Facility	Interest
Clive, Iowa	Fabrication facility, warehouse, operations and administrative office	Owned
Everett, Washington	Fabrication facility, warehouse, operations and administrative office	Leased
Fort Saskatchewan, Canada	Warehouse, operations and administrative office	Owned
Franklin, Tennessee	Warehouse	Owned
Houston, Texas (1)	Engineering, fabrication facility, warehouse, operations and administrative office	Owned
Houston, Texas	Engineering and administrative office	Leased
Kankakee, Illinois	Warehouse	Owned
Liberty, Texas	Fabrication facility	Leased
Niagara Falls, Canada	Engineering and administrative office	Leased
Pittsburgh, Pennsylvania	Engineering, operations and administrative office	Leased
Pittsburgh, Pennsylvania	Warehouse	Owned
Plainfield, Illinois (2)	Engineering, operations and administrative office	Leased
Provo, Utah	Fabrication facility, warehouse, operations and administrative office	Owned
Richardson, Texas	Engineering and administrative office	Leased
San Luis Obispo, California	Warehouse and fabrication facility	Owned
Tyler, Texas	Engineering, fabrication facility, operations and administrative office	Owned
Warren, Pennsylvania	Fabrication facility	Leased
The Woodlands, Texas	Engineering, operations and administrative office	Owned

Europe, Africa, Middle East
Al Aujam, Saudi Arabia	Fabrication facility and warehouse	Owned
Dubai, United Arab Emirates	Engineering, operations, administrative office and warehouse	Leased
Hoofddorp, The Netherlands	Principal executive office	Leased
London, England	Engineering, operations and administrative office	Leased
Secunda, South Africa	Fabrication facility and warehouse	Leased

Asia Pacific
Bangkok, Thailand	Administrative office	Leased
Batangas, Philippines	Fabrication facility and warehouse	Leased
Blacktown, Australia	Engineering, operations and administrative office	Leased
Jakarta, Indonesia	Sales office	Leased
Kwinana, Australia	Fabrication facility, warehouse and administrative office	Owned
Shanghai, China	Sales office	Leased
Tokyo, Japan	Sales office	Leased

Central and South America
Caracas, Venezuela	Administrative and engineering office	Leased
Puerto Ordaz, Venezuela	Fabrication facility and warehouse	Leased

(1) Warehouse and administrative office are held for sale.

(2) Sold and leased back to us on June 30, 2001.

     We also own or lease a number of sales, administrative and field construction offices, warehouses and equipment maintenance centers strategically located throughout the world.

Item 3. Legal Proceedings

Antitrust Proceedings.

     In October 2001, the U.S. Federal Trade Commission (the “FTC” or the “Commission”) filed an administrative complaint (the “Complaint”) challenging our February 2001 acquisition of certain assets of the Engineered Construction Division of Pitt-Des Moines, Inc. (“PDM”) that we acquired together with certain assets of the Water Division of PDM (The Engineered Construction and Water Divisions of PDM are hereafter sometimes referred to as the “PDM Divisions”). The Complaint alleged that the acquisition violated Federal antitrust laws by threatening to substantially lessen competition in four specific markets in which both CB&I and PDM had competed in the United States: liquefied nitrogen, liquefied oxygen and liquefied argon (LIN/LOX/LAR) storage tanks; liquefied petroleum gas (LPG) storage tanks; liquefied natural gas (LNG) storage tanks and associated facilities; and field erected thermal vacuum chambers (used for the testing of satellites).

     On June 12, 2003, an FTC Administrative Law Judge ruled that our acquisition of PDM assets threatened to substantially lessen competition in the four markets identified above in which both CB&I and PDM participated and ordered us to divest within 180 days of a final order all physical assets, intellectual property and any uncompleted construction contracts of the PDM Divisions that we acquired from PDM to a purchaser approved by the FTC that is able to utilize those assets as a viable competitor.

     We appealed the ruling to the full Federal Trade Commission. In addition, the FTC Staff appealed the sufficiency of the remedies contained in the ruling to the full Federal Trade Commission. On January 6, 2005, the Commission issued its Opinion and Final Order. According to the FTC’s Opinion, we would be required to divide our industrial division, including employees, into two separate operating divisions, CB&I and New PDM, and to divest New PDM to a purchaser approved by the FTC within 180 days of the Order becoming final.

     We believe that the FTC’s Order and Opinion are inconsistent with the law and the facts presented at trial and in the appeal to the Commission. Therefore, we have filed with the FTC a petition to reconsider the FTC Order and Opinion. If our petition is unsuccessful, we intend to file a notice of appeal of the FTC Order and Opinion with the United States Court of Appeals. We are not required to divest any assets until we have exhausted all appeal processes available to us, including the United States Supreme Court. Because the remedies described in the Order and Opinion are neither consistent nor clear, we have not been able to quantify the potential effect on our financial statements. However, the remedies contained in the Order, depending on how and to the extent they are implemented, could have an adverse effect on us, including an expense relating to a potential write-down of the net book value of divested assets.

     In addition, we were served with a subpoena for documents on July 23, 2003 by the Philadelphia office of the U.S. Department of Justice, Antitrust Division, seeking documents that are in part related to matters that were the subject of testimony in the FTC proceeding, as well as documents relating to our Water Division. In addition to the requested documents, certain of our current and former employees have testified before the investigative grand jury. We are cooperating fully with the investigation. We cannot assure you that proceedings will not result from this investigation.

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

     We believe that we are currently in compliance, in all material respects, with all environmental laws and regulations. We do not anticipate that we will incur material capital expenditures for environmental controls or for investigation or remediation of environmental conditions during 2005 or 2006.

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2004.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     Information required by this item can be found in the 2004 Annual Report to Shareholders and is incorporated herein by reference.

Item 6. Selected Financial Data

     Information required by this item can be found in the 2004 Annual Report to Shareholders and is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Information required by this item can be found in the 2004 Annual Report to Shareholders and is incorporated herein by reference.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

     Information required by this item can be found in the 2004 Annual Report to Shareholders and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

     Consolidated financial statements and Report of Independent Registered Public Accounting Firm can be found in the 2004 Annual Report to Shareholders and are incorporated herein by reference.

     Quarterly financial data can be found in the 2004 Annual Report to Shareholders and is incorporated herein by reference.

     Additional financial information and schedules can be found in Part IV of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     During 2004, there were no disagreements with our independent registered public accounting firm, Deloitte & Touche LLP, on accounting principles or practices, financial statement disclosures, or auditing scope or procedures.

Item 9A. Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

     Information required by this section of item 9A can be found in the 2004 Annual Report to Shareholders and is incorporated herein by reference.

Attestation Report of the Independent Registered Public Accounting Firm

     Our management’s assessment of the effectiveness of our internal control our financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as indicated in their report, which can be found in the 2004 Annual Report to shareholders and is incorporated herein by reference.

Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this annual report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon such evaluation, the CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls Over Financial Reporting

     There were no changes in our internal controls over financial reporting that occurred during the three month period ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The Company has adopted a code of ethics that applies to the CEO, the CFO and the Corporate Controller, as well as the Company’s directors and all employees. This code of ethics can be found at our Internet website “www.cbi.com” and is incorporated herein by reference.

     The following table sets forth certain information regarding the Supervisory Directors of Chicago Bridge & Iron Company N.V. (“CB&I N.V.”), the executive officers of Chicago Bridge & Iron Company (“CBIC”) and certain Managing Directors of Chicago Bridge & Iron Company B.V. (“CB&I B.V.”). As permitted under the law of The Netherlands, CB&I N.V. does not have executive officers. CB&I B.V. is the Managing Director of CB&I N.V.

Name	Age	Position(s)
Gerald M. Glenn	62	Chairman of the Supervisory Board of CB&I N.V.;
		Chairman, President and Chief Executive Officer and Director of CBIC; Chairman, President and Chief Executive Officer and Managing Director of CB&I B.V.
Jerry H. Ballengee	67	Supervisory Director
L. Richard Flury	57	Supervisory Director
J. Charles Jennett	64	Supervisory Director
Vincent L. Kontny	67	Supervisory Director
Gary L. Neale	65	Supervisory Director
L. Donald Simpson	69	Supervisory Director
Marsha C. Williams	53	Supervisory Director
Philip K. Asherman	54	Executive Vice President and Chief Marketing Officer of CBIC; Managing Director of CB&I B.V.
David P. Bordages	54	Vice President — Human Resources and Administration of CBIC; Nominee for Supervisory Director
Stephen P. Crain	51	President — Western Hemisphere Operations of CBIC
Richard E. Goodrich	61	Executive Vice President and Chief Financial Officer of CBIC; Managing Director of CB&I B.V.
Robert B. Jordan	55	Executive Vice President and Chief Operating Officer of CBIC
Tom C. Rhodes	51	Vice President, Corporate Controller and Chief Accounting Officer of CBIC
Walter G. Browning	57	Secretary of CB&I N.V.;Vice President, General Counsel and Secretary of CBIC; Secretary of CB&I B.V.
Samuel C. Leventry	55	Nominee for Supervisory Director (Vice President, Technology Services)
Richard A. Byers	57	Nominee for Supervisory Director (Vice President and Treasurer of CBIC)

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

     L. RICHARD FLURY has served as a Supervisory Director of the Company since May 8, 2003 and was a consultant to the Supervisory Board from May 2002 to May 2003. He retired from his position as Chief Executive, Gas and Power for BP plc on December 31, 2001, which position he had held since June 1999. Prior to the integration of Amoco and BP, he served as Executive Vice President of Amoco Corporation with chief executive responsibilities for the Exploration and Production sector from January 1996 to December 1998. He also served in various other executive capacities with Amoco since 1988. He is a director of both the Questar Corporation and Callon Petroleum Company.

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

     GARY L. NEALE has served as a Supervisory Director of the Company since April 1997. He is currently CEO and Chairman of the Board of NiSource, Inc., whose primary business is the transportation and distribution of natural gas and generation and distribution of electricity. Mr. Neale has served as a director of NiSource, Inc. since 1991, a director of Northern Indiana Public Service Company since 1989, and a director of Modine Manufacturing Company (heat transfer products) since 1977.

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

     PHILIP K. ASHERMAN has been Executive Vice President and Chief Marketing Officer of CBIC since August 2001 and a Managing Director of CB&I B.V. since October 2004. From May 2001 to July 2001, he was Vice President — Strategic Sales, Eastern Hemisphere of CBIC. Prior thereto, Mr. Asherman was Senior Vice President of Fluor Global Services and held other executive positions with Fluor Daniel, Inc. operating subsidiaries.

     DAVID P. BORDAGES has been the Vice President — Human Resources and Administration of CBIC since February 2002. Prior to that time, Mr. Bordages was Vice President — Human Resources of the Fluor Corporation from April 1989 through February 2002.

     STEPHEN P. CRAIN has been President-Western Hemisphere Operations of CBIC since August 2001. From November 2000 to July 2001, he was Executive Vice President and Chief Marketing Officer of CBIC. From July 1997 to November 2000, Mr. Crain was Vice President — Global Sales and Marketing of CBIC. Prior to that time, Mr. Crain was employed by CBIC or its affiliates in an executive or management capacity.

     RICHARD E. GOODRICH has been the Executive Vice President and Chief Financial Officer of CBIC since July 2001 and a Managing Director of a CB&I B.V. since October 2004. From November 2000 to July 2001, he was Group Vice President — Western Hemisphere Operations of CBIC. From February 1999 to November 2000, Mr. Goodrich was Vice President — Financial Operations of CBIC. Mr. Goodrich was the Vice President — Area Director of Finance, Western Hemisphere for CBIC from June 1998 through February 1999. Prior to that time, Mr. Goodrich was the Director of Strategic Planning — Energy and Chemicals Group of Fluor Daniel, Inc.

     ROBERT B. JORDAN has been an Executive Vice President of CBIC since November 2000 and the Chief Operating Officer of CBIC since March 2000. From February 1998 to November 2000, Mr. Jordan was Vice President — Operations of CBIC. From May 1996 to February 1998, Mr. Jordan was the Senior Vice President — Sales and Operations for the Process Division of BE&K Incorporated located in Birmingham, Alabama. Prior to that time, Mr. Jordan was the Senior Vice President — Sales and Operations for the Process and Industrial Division of Rust Engineering & Construction Inc.

     TOM C. RHODES has been the Corporate Controller of CBIC since August 2001. From November 2000 to August 2001, Mr. Rhodes was Vice President — Financial Operations for CBIC and from February 1999 to November 2000, he was Vice President — Area Director of Finance, Western Hemisphere of CBIC. Prior to that time, he was Finance Director of Americas Region for Fluor Daniel, Inc.

     WALTER G. BROWNING has been the Vice President, General Counsel and Secretary of CBIC since March 2004 and has served as Secretary of CB&I N.V. since March 2004. From February 2002 to March 2004, Mr. Browning served as Assistant General Counsel-Western Hemisphere of CBIC. From 1997 to 2002, Mr. Browning was in private law practice. From 1976 to 1997, Mr. Browning served in various legal positions with Rust International, including as its Senior Vice President and General Counsel.

     SAMUEL C. LEVENTRY has served as Vice President — Technology Services of CBIC since January 2001. From 1997 to 2001 Mr. Leventry served as Vice President —Engineering for CBIC and from 1995 to 1997 he was Product Manager — Pressure Vessels and Spheres for CBIC. Prior to that time, he was Product Engineering Manager — Special Plate Structures for CBIC. Mr. Leventry has been employed by CBIC for more than 34 years in various engineering positions.

     RICHARD A. BYERS has served as Vice President and Treasurer of CBIC since November 2003. From April 1987 to March 2002, Mr. Byers was Chief Financial Officer of Pitt-Des Moines, Inc.

     Information appearing under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2005 Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation

     Information appearing under “Executive Compensation” in the 2005 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information appearing under “Common Stock Ownership By Certain Persons and Management” in the 2005 Proxy Statement is incorporated herein by reference.

     The following table summarizes information, as of December 31, 2004, relating to our equity compensation plans pursuant to which grants of options or other rights to acquire our common shares may be granted from time to time.

Equity Compensation Plan Information

	Number of securities to be	Weighted-average
	issued upon exercise of	exercise price of
	outstanding options, warrants	outstanding options,	Number of securities remaining available for
Plan Category	and rights	warrants and rights	future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,154,392	$12.38	1,952,107
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	2,154,392	$12.38	1,952,107

Item 13. Certain Relationships and Related Transactions

     Information appearing under “Certain Transactions” in the 2005 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

     Information appearing under “Committees of the Supervisory Board — Audit Fees” in the 2005 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

     The following consolidated financial statements and Report of Independent Registered Public Accounting Firm previously incorporated by reference under Item 8 of Part II of this report are herein incorporated by reference.

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Income — For the years ended December 31, 2004, 2003 and 2002

Consolidated Balance Sheets — As of December 31, 2004 and 2003

Consolidated Statements of Cash Flows — For the years ended December 31, 2004, 2003 and 2002

Consolidated Statements of Changes in Shareholders’ Equity — For the years ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

Financial Statement Schedules

     Supplemental Schedule II — Valuation and Qualifying Accounts and Reserves for each of the years ended December 31, 2004, 2003 and 2002 can be found on page 33 of this report.

     Schedules, other than the one above, have been omitted because the schedules are either not applicable or the required information is shown in the financial statements or notes thereto previously incorporated by reference under Item 8 of Part II of this report.

     Quarterly financial data for the years ended December 31, 2004 and 2003 is shown in the Notes to Consolidated Financial Statements previously incorporated by reference under Item 8 of Part II of this report.

     Our interest in 50 percent or less owned affiliates, when considered in the aggregate, does not constitute a significant subsidiary; therefore, summarized financial information has been omitted.

Exhibits

     The Exhibit Index on page 34 and Exhibits being filed are submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chicago Bridge & Iron Company N.V.

Date: March 11, 2005	/s/ Richard E. Goodrich

By: Chicago Bridge & Iron Company B.V.
Its: Managing Director
Richard E. Goodrich
Managing Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 11, 2005.

Signature	Title
/s/ Gerald M. Glenn	Chairman of the Supervisory Board
of Registrant, and President, Chief
Gerald M. Glenn	Executive Officer of CBIC
(Principal Executive Officer)

/s/ Richard E. Goodrich	Executive Vice President and Chief
Financial Officer of CBIC
Richard E. Goodrich	(Principal Financial Officer)

/s/ Tom C. Rhodes	Vice President and Corporate
Controller of CBIC
Tom C. Rhodes	(Principal Accounting Officer)

/s/ Jerry H. Ballengee	Supervisory Director

Jerry H. Ballengee

/s/ L. Richard Flury	Supervisory Director

L. Richard Flury

/s/ J. Charles Jennett	Supervisory Director

J. Charles Jennett

/s/ Vincent L. Kontny	Supervisory Director

Vincent L. Kontny

Signature	Title
/s/ Gary L. Neale	Supervisory Director

Gary L. Neale

/s/ L. Donald Simpson	Supervisory Director

L. Donald Simpson

/s/ Marsha C. Williams	Supervisory Director

Marsha C. Williams

Registrant’s Agent for Service in the United States

/s/ Walter G. Browning

Walter G. Browning

Schedule II. Supplemental Information on Valuation and Qualifying
Accounts and Reserves

CHICAGO BRIDGE & IRON COMPANY N.V.
Valuation and Qualifying Accounts and Reserves
For Each of the Three Years Ended December 31, 2004
(in thousands)

Column A	Column B	Column C	Column D	Column E
		Additions
	Balance	Charged to		Balance
	At	Costs and		at
Descriptions	January 1	Expenses	Deductions(1)	December 31
Allowance for doubtful accounts
2004	$1,178	$826	$(1,278)	$726
2003	2,274	684	(1,780)	1,178
2002	1,256	2,564	(1,546)	2,274

(1) Deductions generally represent utilization of previously established reserves or adjustments to reverse unnecessary reserves due to subsequent collections.

EXHIBIT INDEX

3(16)	Amended Articles of Association of the Company (English translation)

4.1(2)	Specimen Stock Certificate

10.1(2)	Form of Indemnification Agreement between the Company and its Supervisory and Managing Directors

10.2 (3)	The Company’s Annual Incentive Compensation Plan

10.3 (1)	The Company’s 1997 Long-Term Incentive Plan As amended May 1, 2002

10.4 (3)	The Company’s Deferred Compensation Plan

(a) Amendment of Section 4.4 of the CB&I Deferred Compensation Plan (14)

10.5 (7)	The Company’s Management Defined Contribution Plan As amended September 1, 1999

(a) Agreement between the Company and Gerald M. Glenn dated September 1, 1999 (7)

(b) Amended Agreement between the Company and Gerald M. Glenn dated February 21, 2002 (11)

(c) Amended Agreement between the Company and Gerald M. Glenn dated May 8, 2003 (14)

10.6 (3)	The Company’s Excess Benefit Plan

(a) Amendments of Sections 2.13 and 4.3 of the CB&I Excess Benefit Plan (16)

10.7 (2)	Form of the Company’s Supplemental Executive Death Benefits Plan

10.8 (2)	Employment Agreements Including Special Stock-Based, Long-Term Compensation Related to the Common Share Offering between the Company and Certain Executive Officers

10.9 (6)	Form of Amended Termination Agreements between the Company and Certain Executive Officers

10.10 (2)	Separation Agreement

10.11 (2)	Form of Amended and Restated Tax Disaffiliation Agreement

10.12 (2)	Employee Benefits Separation Agreement

10.13 (2)	Conforming Agreement

10.15 (4)	The Company’s Supervisory Board of Directors Fee Payment Plan

10.16 (4)	The Company’s Supervisory Board of Directors Stock Purchase Plan

10.17 (1)	The Chicago Bridge & Iron 1999 Long-Term Incentive Plan As Amended May 1, 2002.

10.18 (5)	The Company’s Incentive Compensation Program

10.19 (6)	The Company’s Equity Forward Purchase Contract

10.20 (8)	Change of Control Severance Agreements between the Company and Certain Executive Officers

10.20(a) (9)	Waiver to Certain Sections of Change of Control Severance Agreements between the Company and Certain Executive Officers

10.21 (10)	Senior Executive Relocation Loan Agreements between the Company and Certain Executive Officers.

(a) Agreement between the Company and Gerald M. Glenn dated September 13, 2001

(b) Agreement between the Company and Stephen P. Crain dated September 13, 2001

(c) Agreement between the Company and Robert B. Jordan dated September 13, 2001

(d) Agreement between the Company and Robert H. Wolfe dated September 13, 2001

10.23 (13)	Three-Year Revolving Credit Facility Agreement dated August 22, 2003

(a) Amendment to Three-Year Revolving Credit Facility Agreement dated January 12, 2004 (13)

(b) Amendment to the Three-Year and Five-Year Credit Agreements (16)

10.24 (13)	Five-Year Revolving Credit Facility Agreement dated August 22, 2003

(a) Amendment to the Three-Year and Five-Year Credit Agreements (16)

10.25 (1)	Chicago Bridge & Iron Savings Plan as amended and restated as of January 1, 1997 and including the First, Second, Third, Fourth and Fifth Amendments

(a) Sixth Amendment to the Chicago Bridge & Iron Savings Plan (1)

(b) Seventh Amendment to the Chicago Bridge & Iron Savings Plan (1)

13 (1)	Portion of the 2004 Annual Report to Shareholders

16 (12)	Letter Regarding Change in Certifying Auditor

21 (1)	List of Significant Subsidiaries

23 (1)	Consent and Report of the Independent Registered Public Accounting Firm

31.1 (1)	Certification Pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (1)	Certification Pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (1)	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (1)	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 (11)	Letter to Securities and Exchange Commission regarding Arthur Andersen

______________________

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

(9) Incorporated by reference from the Company’s 2001 Form 10-Q dated August 14, 2001

(10) Incorporated by reference from the Company’s 2001 Form 10-Q dated November 14, 2001

(11) Incorporated by reference from the Company’s 2001 Form 10-K dated April 1, 2002

(12) Incorporated by reference from the Company’s 2002 Form 10-Q dated May 14, 2002

(13) Incorporated by reference from the Company’s 2003 Form 10-Q dated November 13, 2003

(14) Incorporated by reference from the Company’s 2003 Form 10-K dated March 21, 2004

(15) Incorporated by reference from the Company’s 2004 Form 10-Q dated May 10, 2004

(16) Incorporated by reference from the Company’s 2004 Form 10-Q dated August 9, 2004