Form 10-Q
period 2005-03-31
CHICAGO BRIDGE & IRON CO N V
filed 2005-05-10
CIK 1027884

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2005

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

YES ☑   NO ☐

The number of shares outstanding of a single class of common stock as of April 30, 2005 – 97,615,490

CHICAGO BRIDGE & IRON COMPANY N.V.

CHICAGO BRIDGE & IRON COMPANY N.V.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004

Revenue	$478,783	$443,553
Cost of revenue	427,920	396,790
Selling and administrative expenses	25,517	23,847
Intangibles amortization	386	506
Other operating income, net	(102)	(23)

Income from operations	25,062	22,433
Interest expense	(2,232)	(1,726)
Interest income	1,365	206

Income before taxes and minority interest	24,195	20,913
Income tax expense	(8,105)	(6,692)

Income before minority interest	16,090	14,221
Minority interest in (income) loss	(340)	383

Net income	$15,750	$14,604

Net income per share (1):
Basic	$0.16	$0.16
Diluted	$0.16	$0.15

Weighted average shares outstanding(1):
Basic	96,779	94,042
Diluted	99,998	98,630

Dividends on shares:
Amount	$2,913	$1,884
Per share(1)	$0.03	$0.02

(1)	On February 25, 2005, we declared a two-for-one stock split effective in the form of a stock dividend paid March 31, 2005 to stockholders of record at the close of business on March 21, 2005. The above share and per share amounts reflect the impact of the stock split for both periods presented.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2005	2004
	(Unaudited)

Assets
Cash and cash equivalents	$237,427	$236,390
Accounts receivable, net of allowance for doubtful accounts of $1,496 in 2005 and $726 in 2004	255,784	252,377
Contracts in progress with costs and estimated earnings exceeding related progress billings	155,266	135,902
Deferred income taxes	30,143	26,794
Other current assets	31,818	33,816

Total current assets	710,438	685,279

Property and equipment, net	119,868	119,474
Non-current contract retentions	6,812	5,635
Deferred income taxes	6,404	3,293
Goodwill	232,712	233,386
Other intangibles	28,960	29,346
Other non-current assets	26,068	26,305

Total assets	$1,131,262	$1,102,718

Liabilities

Notes payable	$7,481	$9,704
Current maturity of long-term debt	25,000	25,000
Accounts payable	171,712	180,362
Accrued liabilities	91,602	89,104
Contracts in progress with progress billings exceeding related costs and estimated earnings	188,259	169,470
Income taxes payable	3,520	7,550

Total current liabilities	487,574	481,190

Long-term debt	50,000	50,000
Other non-current liabilities	103,332	97,155
Minority interest in subsidiaries	5,318	5,135

Total liabilities	646,224	633,480

Shareholders’ Equity (1)

Common stock, Euro .01 par value; shares authorized: 125,000,000 in 2005 and 2004; shares issued: 97,639,252 in 2005 and 96,929,168 in 2004; shares outstanding: 97,515,164 in 2005 and 96,831,306 in 2004	1,140	497
Additional paid-in capital	326,218	313,337
Retained earnings	196,998	184,793
Stock held in Trust	(12,773)	(13,425)
Treasury stock, at cost; 124,088 in 2005 and 97,862 in 2004	(2,077)	(1,495)
Accumulated other comprehensive loss	(24,468)	(14,469)

Total shareholders’ equity	485,038	469,238

Total liabilities and shareholders’ equity	$1,131,262	$1,102,718

(1)	On February 25, 2005, we declared a two-for-one stock split effective in the form of a stock dividend paid March 31, 2005 to stockholders of record at the close of business on March 21, 2005. The above share amounts reflect the impact of the stock split for both periods presented.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004

Cash Flows from Operating Activities

Net income	$15,750	$14,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,594	5,292
Gain on sale of property and equipment	(102)	(23)
Change in operating assets and liabilities (see below)	(14,600)	(47,420)

Net cash provided by (used in) operating activities	6,642	(27,547)

Cash Flows from Investing Activities

Cost of business acquisitions, net of cash acquired	—	(1,820)
Capital expenditures	(5,653)	(2,748)
Proceeds from sale of property and equipment	403	229

Net cash used in investing activities	(5,250)	(4,339)

Cash Flows from Financing Activities

(Decrease) increase in notes payable	(2,223)	17
Purchase of treasury stock	(600)	(930)
Issuance of common stock	5,381	3,559
Dividends paid	(2,913)	(1,884)

Net cash (used in) provided by financing activities	(355)	762

Increase (decrease) in cash and cash equivalents	1,037	(31,124)
Cash and cash equivalents, beginning of the year	236,390	112,918

Cash and cash equivalents, end of the period	$237,427	$81,794

Change in Operating Assets and Liabilities

Increase in receivables, net	$(3,407)	$(52,195)
(Increase) decrease in contracts in progress, net	(575)	14,326
(Increase) decrease in non-current contract retentions	(1,177)	3,211
Decrease in accounts payable	(8,650)	(14,217)
(Increase) decrease in other current assets	(123)	13,365
(Decrease) increase in income taxes payable and deferred income taxes	(816)	307
Decrease in accrued and other non-current liabilities	(1,621)	(14,768)
Decrease in other	1,769	2,551

Total	$(14,600)	$(47,420)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(in thousands, except per share data)
(Unaudited)

1. Significant Accounting Policies

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements for Chicago Bridge & Iron Company N.V. (“CB&I”) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, our unaudited condensed consolidated financial statements include all adjustments necessary for a fair presentation of our financial position as of March 31, 2005, our results of operations for each of the three-month periods ended March 31, 2005 and 2004, and our cash flows for each of the three-month periods ended March 31, 2005 and 2004. The condensed consolidated balance sheet at December 31, 2004 is derived from the December 31, 2004 audited consolidated financial statements. Although management believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and cash flows for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our 2004 Annual Report on Form 10-K.

Reclassification of Prior Year Balances—Certain prior year balances have been reclassified to conform with the current year presentation.

Revenue Recognition—Revenue is recognized using the percentage-of-completion method. A significant portion of our work is performed on a fixed price or lump sum basis. The balance of our work is performed on variations of cost reimbursable and target price approaches. Contract revenue is accrued based on the percentage that actual costs-to-date bear to total estimated costs. We utilize this cost-to-cost approach as we believe this method is less subjective than relying on assessments of physical progress. We follow the guidance of the Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” for accounting policies relating to our use of the percentage-of-completion method, estimating costs, revenue recognition and unapproved change order/claim recognition. The use of estimated cost to complete each contract, while the most widely recognized method used for percentage-of-completion accounting, is a significant variable in the process of determining income earned and is a significant factor in the accounting for contracts. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates.

Contract revenue reflects the original contract price adjusted for approved change orders and estimated minimum recoveries of unapproved change orders and claims. We recognize unapproved change orders and claims to the extent that related costs have been incurred when it is probable that they will result in additional contract revenue and their value can be reliably estimated. At March 31, 2005, we had outstanding unapproved change orders/claims recognized of $51,628, net of reserves, of which $41,760 is associated with an ongoing project in our Europe, Africa, Middle East (“EAME”) segment. While this project is substantially complete, we have not reached agreement with regards to the final value of certain change orders and agreements. However, as of March 31, 2005 we had received cash advances totaling $31,300 to fund a portion of the costs associated with these change orders and agreements. Net outstanding unapproved change orders/claims recognized as of December 31, 2004 were $46,133.

Losses expected to be incurred on contracts in progress are charged to earnings in the period such losses are known. Provisions for additional costs associated with contracts projected to be in a significant loss position at March 31,

2005 resulted in a $2,321 charge to earnings in the three-month period ended March 31, 2005. Charges to earnings in the comparable period of 2004 were $14,900.

Cost and estimated earnings to date in excess of progress billings on contracts in process represent the cumulative revenue recognized less the cumulative billings to the customer. Any billed revenue that has not been collected is reported as accounts receivable. Unbilled revenue is reported as contracts in progress with costs and estimated earnings exceeding related progress billings on the condensed consolidated balance sheet. The timing of when we bill our customers is generally contingent on completion of certain phases of the work as stipulated in the contract. Progress billings in accounts receivable at March 31, 2005 and December 31, 2004 include retentions totaling $39,488 and $36,095, respectively, to be collected within one year. Contract retentions collectible beyond one year are included in non-current contract retentions on our condensed consolidated balance sheets. Cost of revenue includes direct contract costs such as material and construction labor, and indirect costs which are attributable to contract activity.

New Accounting Standards—In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”. This standard requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Compensation cost will generally be based on the grant-date fair value of the equity or liability instrument issued, and will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) applies to all awards granted for fiscal years beginning after June 15, 2005, to awards modified, repurchased, or cancelled after that date and to the portion of outstanding awards for which the requisite service has not yet been rendered. We do not anticipate applying the modified version of retrospective application under which financial statements for prior periods are adjusted. Pro forma results, which approximate the historical impact of this standard, are presented under the stock plans heading of this note.

Per Share Computations—Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding for the period, which includes the vested portion of stock held in trust. Diluted EPS reflects the assumed conversion of all dilutive securities, consisting of employee stock options/restricted shares/performance shares and directors deferred fee shares.

The following schedule reconciles the income and shares utilized in the basic and diluted EPS computations:

	Three Months Ended
	March 31,
	2005	2004

Net income	$15,750	$14,604

Weighted average shares outstanding — basic	96,779	94,042
Effect of stock options/restricted shares/performance shares	3,110	4,482
Effect of directors deferred fee shares	109	106

Weighted average shares outstanding — diluted	99,998	98,630

Net income per share

Basic	$0.16	$0.16
Diluted	$0.16	$0.15

On February 25, 2005, we declared a two-for one stock split effective in the form of a stock dividend paid March 31, 2005 to stockholders of record at the close of business on March 21, 2005. All share and per share amounts have been adjusted for the stock split for all periods presented throughout this Form 10-Q.

Stock Plans—We account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock, subject to any vesting provisions. Reported net income does not include any compensation expense associated with stock options, but does include compensation expense associated with restricted stock and performance share awards.

Had compensation expense for the Employee Stock Purchase Plan and Long-Term Incentive Plans been determined consistent with the fair value method of SFAS No. 123, “Share-Based Payment” (using the Black-Scholes pricing model for stock options), our net income and net income per common share would have reflected the following pro forma amounts:

	Three Months Ended
	March 31,
	2005	2004

Net Income, as reported	$15,750	$14,604

Add: Stock-based compensation for restricted stock and performance share awards included in reported net income, net of tax	1,969	1,011

Deduct: Stock-based compensation determined under the fair value method, net of tax	(1,813)	(1,321)

Pro forma net income	$15,906	$14,294

Basic EPS

As reported	$0.16	$0.16
Pro forma	$0.16	$0.15

Diluted EPS

As reported	$0.16	$0.15
Pro forma	$0.16	$0.14

Using the Black-Scholes option-pricing model, the fair value of each option grant is estimated on the date of grant based on the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2005	2004

Risk-free interest rate	4.24%	3.58%
Expected dividend yield	0.53%	0.57%
Expected volatility	44.99%	46.30%
Expected life in years	6	6

The changes in common stock, additional paid in capital, stock held in trust and treasury stock since December 31, 2004 primarily relate to activity associated with our stock plans. Our common stock also reflects the impact of our stock split in the form of a stock dividend paid March 31, 2005.

2. Comprehensive Income

Comprehensive income for the three months ended March 31, 2005 and 2004 is as follows:

	Three Months Ended
	March 31,
	2005	2004

Net income	$15,750	$14,604
Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(1,475)	(616)
Change in unrealized loss on debt securities	27	26
Change in unrealized fair value of cash flow hedges	(8,532)	(666)
Change in minimum pension liability adjustment	(19)	—

Comprehensive income	$5,751	$13,348

Accumulated other comprehensive loss reported on our balance sheet at March 31, 2005 includes the following, net of tax: $12,771 of currency translation adjustment loss, $131 of unrealized loss on debt securities, $10,354* of unrealized fair value loss on cash flow hedges and $1,212 of minimum pension liability adjustments.

*   Recorded under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Offsetting the unrealized loss on cash flow hedges is an unrealized gain on the underlying transactions, to be recognized when settled.

3. Goodwill and Other Intangibles

Goodwill

General—At March 31, 2005 and December 31, 2004, our goodwill balances were $232,712 and $233,386, respectively, attributable to the excess of the purchase price over the fair value of assets acquired relative to acquisitions within our North America and EAME segments.

The decrease in goodwill primarily relates to the impact of foreign currency translation and a reduction in accordance with SFAS No. 109, “Accounting for Income Taxes,” where tax goodwill exceeded book goodwill.

The change in goodwill by segment for the three months ended March 31, 2005 is as follows:

	North America	EAME	Total

Balance at December 31, 2004	$204,452	$28,934	$233,386

Adjustments associated with:
Foreign currency translation	—	(375)	(375)
Tax goodwill in excess of book goodwill	(299)	—	(299)

Balance at March 31, 2005	$204,153	$28,559	$232,712

Impairment Testing—SFAS No. 142 “Goodwill and Other Intangible Assets” states goodwill and indefinite-lived intangible assets are no longer amortized to earnings, but instead are reviewed for impairment at least annually via a two-phase process, absent any indicators of impairment. The first phase screens for impairment, while the second phase (if necessary) measures impairment. We have elected to perform our annual analysis during the fourth quarter of each year based upon goodwill and indefinite-lived intangible balances as of the beginning of the fourth quarter. Although no indicators of impairment have been identified during 2005, there can be no assurance that future goodwill or other intangible asset impairment tests will not result in a charge to earnings.

Other Intangible Assets

In accordance with SFAS No. 142, the following table provides information concerning our other intangible assets for the periods ended March 31, 2005 and December 31, 2004:

	March 31, 2005		December 31, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets
Technology (5 to 10 years)	$4,914	$(3,475)	$4,914	$(3,261)
Non-compete agreements (8 years)	3,100	(1,700)	3,100	(1,600)
Strategic alliances, customer contracts, patents (5 to 11 years)	2,564	(1,299)	2,564	(1,227)

Total	$10,578	$(6,474)	$10,578	$(6,088)

Unamortized intangible assets
Tradenames	$24,717		$24,717
Minimum Pension Liability Adjustment	139		139

	$24,856		$24,856

The changes in other intangibles relate to additional amortization expense.

4. Financial Instruments

Forward Contracts—At March 31, 2005 our forward contracts to hedge intercompany loans and certain operating exposures are summarized as follows:

		Contract	Weighted Average
Currency Sold	Currency Purchased	Amount (1)	Contract Rate

Forward contracts to hedge intercompany loans: (2)
Euro	U.S. Dollar	$12,430	0.76
U.S. Dollar	British Pound	$10,381	0.53
U.S. Dollar	Canadian Dollar	$14,824	1.24
South African Rand	U.S. Dollar	$2,480	6.01
U.S. Dollar	Australian Dollar	$16,183	1.27

Forward contracts to hedge certain operating exposures: (3)
U.S. Dollar	Euro	$37,206	0.76
British Pound	U.S. Dollar	$53,233	0.55
U.S. Dollar	South African Rand	$7,491	6.68
U.S. Dollar	Japanese Yen	$484	103.23
British Pound	Euro	£156,378	1.39

(1)	Represents notional U.S. dollar equivalent at inception of contract, with the exception of forward contracts to sell 156,378 British Pounds for 217,107 Euros. These contracts are denominated in British Pounds and equate to approximately $295,499 at March 31, 2005 .

(2)	These contracts, for which we do not seek hedge accounting treatment under SFAS No. 133, generally mature within seven days of quarter-end and are marked-to-market through the condensed consolidated income statement.

(3)	Contracts, which hedge firm commitments, generally mature within three years of quarter-end and were designated as “cash flow hedges” under SFAS No. 133. At March 31, 2005, the total notional amount exceeded the total fair value of these contracts by $14,791, net. Of this amount, $1,002 was recorded in other current assets, $5,354 was recorded in accrued liabilities and $10,439 was recorded in other non-current liabilities on our condensed consolidated balance sheet. Any hedge ineffectiveness was not significant.

5. Retirement Benefits

We previously disclosed in our financial statements for the year ended December 31, 2004, that in 2005 we expected to contribute $5,166 and $2,103 to our defined benefit and other postretirement plans, respectively. The following table provides contribution information for our defined benefit and postretirement plans as of March 31, 2005:

	Defined	Other Postretirement
	Benefit Plans	Benefits
Contributions made through March 31, 2005	$1,126	$314
Remaining contributions expected for 2005	3,452	1,638

Total contributions expected for 2005	$4,578	$1,952

The following table provides combined information for our defined benefit and other postretirement plans:

Components of Net Periodic Benefit Cost

	Defined		Other Postretirement
	Benefit Plans		Benefits
Three months ended March 31,	2005	2004	2005	2004

Service cost	$1,255	$1,589	$369	$316
Interest cost	1,443	711	546	491
Expected return on plan assets	(1,721)	(858)	—	—
Amortization of prior service costs	4	11	(67)	(67)
Recognized net actuarial loss	28	106	82	65

Net periodic benefit cost	$1,009	$1,559	$930	$805

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

	Three Months Ended
	March 31,
	2005	2004

Revenue

North America	$303,204	$257,050
Europe, Africa, Middle East	120,547	105,912
Asia Pacific	37,736	58,638
Central and South America	17,296	21,953

Total revenue	$478,783	$443,553

Income From Operations

North America	$21,885	$14,700
Europe, Africa, Middle East	687	3,451
Asia Pacific	1,938	1,680
Central and South America	552	2,602

Total income from operations	$25,062	$22,433

7. Commitments and Contingencies

Antitrust Proceedings— In October 2001, the U.S. Federal Trade Commission (the “FTC” or the “Commission”) filed an administrative complaint (the “Complaint”) challenging our February 2001 acquisition of certain assets of the Engineered Construction Division of Pitt-Des Moines, Inc. (“PDM”) that we acquired together with certain assets of the Water Division of PDM (the Engineered Construction and Water Divisions of PDM are hereafter sometimes referred to as the “PDM Divisions”). The Complaint alleged that the acquisition violated Federal antitrust laws by threatening to substantially lessen competition in four specific markets in the United States: liquefied nitrogen, liquefied oxygen and liquefied argon (LIN/LOX/LAR) storage tanks; liquefied petroleum gas (LPG) storage tanks; liquefied natural gas (LNG) storage tanks and associated facilities; and field erected thermal vacuum chambers (used for the testing of satellites).

On June 12, 2003, an FTC Administrative Law Judge ruled that our acquisition of PDM assets threatened to substantially lessen competition in the four markets identified above and ordered us to divest within 180 days of a final order all physical assets, intellectual property and any uncompleted construction contracts of the PDM Divisions that we acquired from PDM to a purchaser approved by the FTC that is able to utilize those assets as a viable competitor.

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

We believe that the FTC’s Order and Opinion are inconsistent with the law and the facts presented at trial, in the appeal to the Commission, and new evidence following the close of the record. Therefore, we have filed with the

FTC a petition to reconsider the FTC Order and Opinion. We filed a notice of appeal of the FTC Order and Opinion with the United States Court of Appeals for the Fifth Circuit in March 2005. Pursuant to a request by the FTC with which we concurred, the appellate proceedings have been stayed from April 4, 2005 for a period of up to 180 days while the FTC considers and rules on our petition and a petition by the FTC Staff. We are not required to divest any assets until we have exhausted all appeal processes available to us, including the United States Supreme Court. Because the remedies described in the Order and Opinion are neither consistent nor clear, we have not been able to quantify the potential effect on our financial statements. However, the remedies contained in the Order, depending on how and to the extent they are implemented, could have an adverse effect on us, including an expense relating to a potential write-down of the net book value of divested assets.

In addition, we were served with a subpoena for documents on July 23, 2003 by the Philadelphia office of the U.S. Department of Justice, Antitrust Division (“DOJ”), seeking documents that were in part related to matters that were the subject of testimony in the FTC proceeding, as well as documents relating to our Water Division. In addition to the requested documents, certain of our current and former employees testified before the investigative grand jury. On March 30, 2005, the DOJ informed us that it was closing the investigation.

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

We believe that we are currently in compliance, in all material respects, with all environmental laws and regulations. We do not anticipate that we will incur material capital expenditures for environmental controls or for investigation or remediation of environmental conditions during the remainder of 2005 or 2006.

Other—We are a defendant in a number of lawsuits arising in the normal course of business, including among others, lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products, and we have in place appropriate insurance coverage for the type of work that we have performed. During 2005, we were named as a defendant in additional asbestos-related lawsuits. To date, the claims which have been resolved have been dismissed or settled without a material impact on our operating results or financial position and we do not currently believe that unresolved asserted claims will have a material adverse effect on our future results of operations or financial position. As a matter of standard policy, we continually review our litigation accrual and as further information is known on pending cases, increases or decreases, as appropriate, may be recorded in accordance with SFAS No. 5, “Accounting for Contingencies.”

Item 2 — Management’s Discussion and Analysis of Financial Condition
and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is provided to assist readers in understanding our financial performance during the periods presented and significant trends which may impact our future performance. This discussion should be read in conjunction with our condensed consolidated financial statements and the related notes thereto included elsewhere in this quarterly report.

We are a global specialty engineering, procurement and construction (“EPC”) company serving customers in a number of key industries including oil and gas; petrochemical and chemical; power; water and wastewater; and metals and mining. We have been helping our customers produce, process, store and distribute the earth’s natural resources for more than 100 years by supplying a comprehensive range of engineered steel structures and systems. We offer a complete package of design, engineering, fabrication, procurement, construction and maintenance services. Our projects include hydrocarbon processing plants, liquefied natural gas (“LNG”) terminals and peak shaving plants, offshore structures, pipelines, bulk liquid terminals, water storage and treatment facilities, and other steel structures and their associated systems. We have been continuously engaged in the engineering and construction industry since our founding in 1889.

Results of Operations

New Business Taken/Backlog— During the three months ended March 31, 2005, new business taken, representing the value of new project commitments received during a given period, was $1.4 billion, compared with $348 million in the comparable 2004 period. These commitments are included in backlog until work is performed and revenue is recognized or until cancellation. Approximately 60% of the new business taken during the first quarter of 2005 was for contracts awarded in the Europe, Africa, Middle East (“EAME”) segment. New business during the quarter included the previously announced LNG import terminal in the United Kingdom, the second phase award for an LNG import terminal in Wales and significant clean fuels awards in North America. We anticipate new business in 2005 to range between $2.2 and $2.4 billion in 2005.

Backlog increased $1.8 billion, or 118%, to $3.3 billion at March 31, 2005 compared to the year-earlier period, primarily due to the significant LNG import terminal and clean fuel awards in the United Kingdom and United States, respectively.

Revenue— Revenue during the three months ended March 31, 2005 of $478.8 million increased $35.2 million, or 8%, compared with the comparable period in 2004. Revenue grew $46.2 million, or 18%, in the North America segment as a result of higher backlog going into the year, progress on U.S. LNG projects and turnaround work. Revenue increased 14% in the EAME segment, due mainly to the ramp-up of LNG work in the United Kingdom. Revenue declined 36% in the Asia Pacific (“AP”) segment, as several major projects in Australia wound up in 2004, and was 21% lower in the Central and South America (“CSA”) segment. We anticipate total revenue for 2005 will be between $2.0 and $2.2 billion.

Selling and Administrative Expenses— Selling and administrative expenses for the first three months of 2005 were $25.5 million, or 5.3% of revenue, compared with $23.8 million, or 5.4% of revenue, for the comparable period in 2004. The absolute dollar increase compared with 2004 primarily relates to higher incentive program costs and higher professional fees associated with Sarbanes-Oxley compliance.

Income from Operations—Income from operations for the first quarter of 2005 was $25.1 million, representing a $2.6 million increase compared with the comparable 2004 period. The $7.2 million increase in our North America segment resulted from higher volume and a $6.2 million impact from significantly lower project cost provisions than experienced in 2004. Our AP segment increased $0.3 million, benefiting from the project mix and favorable execution that resulted in project savings. Operating income in our EAME segment declined $2.8 million primarily as a result of the project mix and, to a lesser extent, a $2.3 million impact from revenue for unapproved change orders for which profit has not yet been recognized. Partially offsetting the overall EAME decrease is a $6.5 million impact from a lack of significant project cost provisions as experienced in 2004. Operating income in our CSA segment declined $2.1 million due mainly to lower volume.

We have recorded $51.6 million of unapproved claims/change orders at cost, net of reserves, of which $41.8 million is associated with an ongoing project in our EAME segment. While this project is substantially complete, we have not reached agreement with regards to the final value of certain change orders and agreements. However, as of March 31, 2005, we had received cash advances totaling $31.3 million to fund a portion of the costs associated with these change orders and agreements. If the final settlement is less than the revenue recognized on these changes through March 31, 2005, our results of operations could be negatively impacted.

Interest Expense and Interest Income— Interest expense for the first quarter 2005 increased $0.5 million from the prior year to $2.2 million, primarily due to interest associated with our contingent tax obligations and higher foreign short-term borrowings. Interest income for the first quarter 2005 increased $1.2 million compared to the prior year due to higher short-term investment levels and higher associated returns.

Income Tax Expense— Income tax expense for the three months ended March 31, 2005 and 2004 was $8.1 million, or 33.5% of pre-tax income, and $6.7 million, or 32% of pre-tax income, respectively. The rate increase compared to 2004 is due to a larger portion of our business being executed in North America and the United Kingdom.

Liquidity and Capital Resources

At March 31, 2005, cash and cash equivalents totaled $237.4 million.

Operating—During the first three months of 2005, our operations generated $6.6 million of cash flows as solid profitability was partially offset by increased working capital levels.

Investing— In the first three months of 2005, we incurred $5.7 million for capital expenditures. For 2005, our capital expenditures are anticipated to be in the $25.0 to $30.0 million range.

We continue to evaluate and selectively pursue opportunities for expansion of our business through acquisition of complementary businesses. These acquisitions, if they arise, may involve the use of cash or may require debt or equity financing.

Financing— Net cash flows utilized in financing activities were $0.4 million. Cash provided by financing activities during the first quarter of 2005 included $5.4 million from the issuance of common stock, primarily from the exercise of stock options. Cash utilized during the quarter for financing activities included $2.2 million for the repayment of short-term international borrowings and $2.9 million for the payment of cash dividends. In February 2005, we announced a two-for-one stock split in the form of a stock dividend, as well as a 50% increase in our annual dividend from $0.08 to $0.12 per share on a split adjusted basis. As a result, our 2005 dividend is expected to be in the $11.0 to $12.0 million range. During the third quarter of 2005, the first of three equal annual installments of $25 million is due on our senior notes.

Our primary internal source of liquidity is cash flow generated from operations. Capacity under revolving credit agreements is also available, if necessary, to fund operating or investing activities. We have a three-year $233.3 million revolving credit facility and a five-year $116.7 million letter of credit facility, which terminate in August 2006 and August 2008, respectively. Both facilities are committed and unsecured. As of March 31, 2005, no direct borrowings existed under the revolving credit facility, but we had issued $86.8 million of letters of credit under the three-year facility and $70.1 million under the five-year facility. As of March 31, 2005, we had $193.1 million of available capacity under these facilities. The facilities contain certain restrictive covenants including minimum levels of net worth, fixed charge and leverage ratios, among other restrictions. The facilities also place restrictions on us with regard to subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, and mergers and acquisitions, among other restrictions. We were in compliance with all covenants at March 31, 2005.

We also have various short-term, uncommitted revolving credit facilities across several geographic regions of approximately $413.7 million. These facilities are generally used to provide letters of credit or bank guarantees to customers in the ordinary course of business to support advance payments, as performance guarantees or in lieu of retention on our contracts. At March 31, 2005, we had available capacity of $160.6 million under these uncommitted facilities. In addition to providing letters of credit or bank guarantees, we also issue surety bonds in the ordinary course of business to support our contract performance.

Our $75.0 million of senior notes also contain a number of restrictive covenants, including a maximum leverage ratio and minimum levels of net worth and debt and fixed charge ratios, among other restrictions. The notes also place restrictions on us with regard to investments, other debt, subsidiary indebtedness, sales of assets, liens, nature of business conducted and mergers, among other restrictions. We were in compliance with all covenants at March 31, 2005.

As of March 31, 2005, the following commitments were in place to support our ordinary course obligations:

	Amounts of Commitments by Expiration Period
(In thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Letters of Credit/Bank Guarantees	$409,959	$165,740	$127,699	$116,520	$—
Surety Bonds	426,204	351,576	74,572	56	—

Total Commitments	$836,163	$517,316	$202,271	$116,576	$—

Note: Includes $20,824 of letters of credit and surety bonds issued in support of our insurance program.

We believe cash on hand, funds generated by operations, amounts available under existing credit facilities and external sources of liquidity, such as the issuance of debt and equity instruments, will be sufficient to finance capital expenditures, the settlement of commitments and contingencies (as fully described in Note 7 to our condensed consolidated financial statements) and working capital needs for the foreseeable future. However, there can be no assurance that such funding will be available, as our ability to generate cash flows from operations and our ability to access funding under the revolving credit facilities may be impacted by a variety of business, economic, legislative, financial and other factors which may be outside of our control. Additionally, while we currently have significant, uncommitted bonding facilities, primarily to support various commercial provisions in our engineering and construction contracts, a termination or reduction of these bonding facilities could result in the utilization of letters of credit in lieu of performance bonds, thereby reducing our available capacity under the revolving credit facilities. Although we do not anticipate a reduction or termination of the bonding facilities, there can be no assurance that such facilities will be available at reasonable terms to service our ordinary course obligations.

We are a defendant in a number of lawsuits arising in the normal course of business, including among others, lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products, and we have in place appropriate insurance coverage for the type of work that we have performed. During 2005, we were named as a defendant in additional asbestos-related lawsuits. To date, the claims which have been resolved have been dismissed or settled without a material impact on our operating results or financial position and we do not currently believe that unresolved asserted claims will have a material adverse effect on our future results of operations or financial position. As a matter of standard policy, we continually review our litigation accrual and as further information is known on pending cases, increases or decreases, as appropriate, may be recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies.”

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

New Accounting Standards

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. This standard requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Compensation cost will generally be based on the grant-date fair value of the equity or liability instrument issued, and will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) applies to all awards granted for fiscal years beginning after June 15, 2005, to awards modified, repurchased, or cancelled after that date and to the portion of outstanding awards for which the requisite service has not yet been rendered. We do not anticipate applying the modified version of retrospective application under which financial statements for prior periods are adjusted. Pro forma results, which approximate the historical impact of this standard, are presented under the stock plans heading of Note 1 to our condensed consolidated financial statements.

Critical Accounting Estimates

The discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Our management has discussed the development and selection of our critical accounting estimates with the Audit Committee of our Supervisory Board of Directors. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

Revenue Recognition — Revenue is recognized using the percentage-of-completion method. A significant portion of our work is performed on a fixed price or lump sum basis. The balance of our work is performed on variations of cost reimbursable and target price approaches. Contract revenue is accrued based on the percentage that actual costs-to-date bear to total estimated costs. We utilize this cost-to-cost approach as we believe this method is less subjective than relying on assessments of physical progress. We follow the guidance of the Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” for accounting policies relating to our use of the percentage-of-completion method, estimating costs, revenue recognition and unapproved change order/claim recognition. The use of estimated cost to complete each contract, while the most widely recognized method used for percentage-of-completion accounting, is a significant variable in the process of determining income earned and is a significant factor in the accounting for contracts. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates.

Contract revenue reflects the original contract price adjusted for approved change orders and estimated minimum recoveries of unapproved change orders and claims. We recognize unapproved change orders and claims to the extent that related costs have been incurred when it is probable that they will result in additional contract revenue and their value can be reliably estimated. At March 31, 2005, we had outstanding unapproved change orders/claims recognized of $51.6 million, net of reserves, of which $41.8 million is associated with an ongoing project in our EAME segment. While this project is substantially complete, we have not reached agreement with regards to the final value of certain change orders and agreements. However, as of March 31, 2005 we had received cash advances totaling $31.3 million to fund a portion of the costs associated with these change orders and agreements. Net outstanding unapproved change orders/claims recognized as of December 31, 2004 were $46.1 million. Losses expected to be incurred on contracts in progress are charged to income in the period such losses are known.

Credit Extension — We extend credit to customers and other parties in the normal course of business only after a review of the potential customer’s creditworthiness. Additionally, management reviews the commercial terms of all significant contracts before entering into a contractual arrangement. We regularly review outstanding receivables and provide for estimated losses through an allowance for doubtful accounts. In evaluating the level of established reserves, management makes judgments regarding the parties’ ability to make required payments, economic events and other factors. As the financial condition of these parties changes, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required.

Estimated Reserves for Insurance Matters — We maintain insurance coverage for various aspects of our business and operations. However, we retain a portion of anticipated losses through the use of deductibles and self-insured retentions for our exposures related to third-party liability and workers’ compensation. Management regularly reviews estimates of reported and unreported claims through analysis of historical and projected trends, in conjunction with actuaries and other consultants, and provides for losses through insurance reserves. As claims develop and additional information becomes available, adjustments to loss reserves may be required. If actual results are not consistent with our assumptions, we may be exposed to gains or losses that could be material.

Recoverability of Goodwill — Effective January 1, 2002, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets,” which states that goodwill and indefinite-lived intangible assets are no longer to be amortized but are to be reviewed annually for impairment. The goodwill impairment analysis required under SFAS No. 142 requires us to allocate goodwill to our reporting units, compare the fair value of each reporting unit with our carrying amount, including goodwill, and then, if necessary, record a goodwill impairment charge in an amount equal to the excess, if any, of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. The primary method we employ to estimate these fair values is the discounted cash flow method. This methodology is based, to a large extent, on assumptions about future events which may or may not occur as anticipated, and such deviations could have a significant impact on the estimated fair values calculated. These assumptions include, but are not limited to, estimates of future growth rates, discount rates and terminal values of reporting units. Our goodwill balance at March 31, 2005, was $232.7 million.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. You should read carefully any statements containing the words “expect,” “believe,” “anticipate,” “project,” “estimate,” “predict,” “intend,” “should,” “could,” “may,” “might,” or similar expressions or the negative of any of these terms.

Forward-looking statements involve known and unknown risks and uncertainties. In addition to the material risks described under “Risk Factors,” as set forth in our Form 10-K filed with the Securities Exchange Commission and dated March 11, 2005, that may cause our actual results, performance or achievements to be materially different from those expressed or implied by any forward-looking statements, the following factors could also cause our results to differ from such statements:

•	our ability to realize cost savings from our expected execution performance of contracts;

•	the uncertain timing and the funding of new contract awards, and project cancellations and operating risks;

•	cost overruns on fixed price, target price or similar contracts;

•	risks associated with percentage-of-completion accounting;

•	our ability to settle or negotiate unapproved change orders and claims;

•	changes in the costs or availability of or delivery schedule for components and materials and labor;

•	increased competition;

•	fluctuating revenue resulting from a number of factors, including the cyclical nature of the individual markets in which our customers operate;

•	lower than expected activity in the hydrocarbon industry, demand from which is the largest component of our revenue;

•	lower than expected growth in our primary end markets, including but not limited to LNG and clean fuels;

•	risks inherent in our acquisition strategy and our ability to obtain financing for proposed acquisitions;

•	our ability to integrate and successfully operate acquired businesses and the risks associated with those businesses;

•	adverse outcomes of pending claims or litigation or the possibility of new claims or litigation;

•	the ultimate outcome or effect of the pending Federal Trade Commission (“FTC”) order on our business, financial condition and results of operations;

•	lack of necessary liquidity to finance expenditures prior to the receipt of payment for the performance of contracts and to provide bid and performance bonds and letters of credit securing our obligations under our bids and contracts;

•	proposed and actual revisions to U.S. and non-U.S. tax laws, and interpretation of said laws, and U.S. tax treaties with non-U.S. countries (including the Netherlands), that seek to increase income taxes payable;

•	political and economic conditions including, but not limited to, war, conflict or civil or economic unrest in countries in which we operate; and

•	a downturn or disruption in the economy in general.

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

Another form of foreign currency exposure relates to our non-U.S. subsidiaries’ normal contracting activities. We generally try to limit our exposure to foreign currency fluctuations in most of our engineering and construction contracts through provisions that require client payments in U.S. dollars or other currencies corresponding to the currency in which costs are incurred. As a result, we generally do not need to hedge foreign currency cash flows for contract work performed. However, where construction contracts do not contain foreign currency provisions, we use forward exchange contracts to hedge foreign currency transaction exposure on expected cash flows for firm commitments. The gains and losses on these contracts offset changes in the value of the related exposures. As of March 31, 2005, the notional amount of cash flow hedge contracts outstanding was $287.4 million, and the total notional amount exceeded the total fair value of these contracts by approximately $14.8 million. The maturities of these contracts extend up to three years.

In circumstances where intercompany loans and/or borrowings are in place with non-U.S. subsidiaries, we will also use forward contracts. If the timing or amount of foreign-denominated cash flows vary, we incur foreign exchange gains or losses, which are included in the condensed consolidated statements of income. We do not use financial instruments for trading or speculative purposes.

The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and notes payable approximates their fair values because of the short-term nature of these instruments. See Note 4 to our condensed consolidated financial statements for quantification of our financial instruments.

Item 4. Controls and Procedures

Disclosure Controls and Procedures — As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon such evaluation, the CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls — There were no changes in our internal controls over financial reporting that occurred during the three month period ended March 31 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Antitrust Proceedings — In October 2001, the U.S. Federal Trade Commission (the “FTC” or the “Commission”) filed an administrative complaint (the “Complaint”) challenging our February 2001 acquisition of certain assets of the Engineered Construction Division of Pitt-Des Moines, Inc. (“PDM”) that we acquired together with certain assets of the Water Division of PDM (the Engineered Construction and Water Divisions of PDM are hereafter sometimes referred to as the “PDM Divisions”). The Complaint alleged that the acquisition violated Federal antitrust laws by threatening to substantially lessen competition in four specific markets in the United States: liquefied nitrogen, liquefied oxygen and liquefied argon (LIN/LOX/LAR) storage tanks; liquefied petroleum gas (LPG) storage tanks; liquefied natural gas (LNG) storage tanks and associated facilities; and field erected thermal vacuum chambers (used for the testing of satellites).

On June 12, 2003, an FTC Administrative Law Judge ruled that our acquisition of PDM assets threatened to substantially lessen competition in the four markets identified above and ordered us to divest within 180 days of a final order all physical assets, intellectual property and any uncompleted construction contracts of the PDM Divisions that we acquired from PDM to a purchaser approved by the FTC that is able to utilize those assets as a viable competitor.

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

We believe that the FTC’s Order and Opinion are inconsistent with the law and the facts presented at trial, in the appeal to the Commission, and new evidence following the close of the record. Therefore, we have filed with the

FTC a petition to reconsider the FTC Order and Opinion. We filed a notice of appeal of the FTC Order and Opinion with the United States Court of Appeals for the Fifth Circuit in March 2005. Pursuant to a request by the FTC with which we concurred, the appellate proceedings have been stayed from April 4, 2005 for a period of up to 180 days while the FTC considers and rules on our petition and a petition by the FTC Staff. We are not required to divest any assets until we have exhausted all appeal processes available to us, including the United States Supreme Court. Because the remedies described in the Order and Opinion are neither consistent nor clear, we have not been able to quantify the potential effect on our financial statements. However, the remedies contained in the Order, depending on how and to the extent they are implemented, could have an adverse effect on us, including an expense relating to a potential write-down of the net book value of divested assets.

In addition, we were served with a subpoena for documents on July 23, 2003 by the Philadelphia office of the U.S. Department of Justice, Antitrust Division (“DOJ”), seeking documents that were in part related to matters that were the subject of testimony in the FTC proceeding, as well as documents relating to our Water Division. In addition to the requested documents, certain of our current and former employees testified before the investigative grand jury. On March 30, 2005, the DOJ informed us that it was closing the investigation.

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

We believe that we are currently in compliance, in all material respects, with all environmental laws and regulations. We do not anticipate that we will incur material capital expenditures for environmental controls or for investigation or remediation of environmental conditions during the remainder of 2005 or 2006.

Other — We are a defendant in a number of lawsuits arising in the normal course of business, including among others, lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products, and we have in place appropriate insurance coverage for the type of work that we have performed. During 2005, we were named as a defendant in additional asbestos-related lawsuits. To date, the claims which have been resolved have been dismissed or settled without a material impact on our operating results or financial position and we do not currently believe that unresolved asserted claims will have a material adverse effect on our future results of operations or financial position. As a matter of standard policy, we continually review our litigation accrual and as further information is known on pending cases, increases or decreases, as appropriate, may be recorded in accordance with SFAS No. 5, “Accounting for Contingencies.”

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
Its: Managing Director

/s/ RICHARD E. GOODRICH
Richard E. Goodrich
Managing Director (Principal Financial Officer)

Date: May 9, 2005

Exhibit Index

Exhibit
Numbers	Exhibits
31.1	Certification Pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.