Form 10-Q
period 2005-06-30
CHICAGO BRIDGE & IRON CO N V
filed 2005-08-08
CIK 1027884

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
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
YES ☑ NO ☐
The number of shares outstanding of a single class of common stock as of July 31, 2005 — 97,739,187

CHICAGO BRIDGE & IRON COMPANY N.V.

PART I. FINANCIAL INFORMATION

Page
Item 1 Condensed Consolidated Financial Statements
Statements of Income
Three and Six Months Ended June 30, 2005 and 2004	3

Balance Sheets
June 30, 2005 and December 31, 2004	4

Statements of Cash Flows
Six Months Ended June 30, 2005 and 2004	5

Notes to Condensed Consolidated Financial Statements	6

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3 Quantitative and Qualitative Disclosures About Market Risk	20

Item 4 Controls and Procedures	21

PART II.OTHER INFORMATION

Item 1 Legal Proceedings	21

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 4 Submission of Matters to a Vote of Security Holders	23

Item 6 Exhibits	25

SIGNATURES	27
Amended Articles of Association
1997 Long-Term Incentive Plan - Restricted Stock Award
1997 Long-Term Incentive Plan - Performance Share Grant
1999 Long-Term Incentive Plan - Restricted Stock Award
1999 Long-Term Incentive Plan - Performance Share Grant
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 1350
Certification Pursuant to Section 1350

CHICAGO BRIDGE & IRON COMPANY N.V.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenue	$549,322	$415,373	$1,028,105	$858,926
Cost of revenue	488,762	385,808	916,682	782,598
Selling and administrative expenses	28,262	23,616	53,779	47,463
Intangibles amortization	386	519	772	1,025
Other operating income, net	(1,631)	(97)	(1,733)	(120)

Income from operations	33,543	5,527	58,605	27,960
Interest expense	(2,681)	(1,734)	(4,913)	(3,460)
Interest income	1,439	243	2,804	449

Income before taxes and minority interest	32,301	4,036	56,496	24,949
Income tax expense	(10,256)	(1,292)	(18,361)	(7,984)

Income before minority interest	22,045	2,744	38,135	16,965
Minority interest in (income) loss	(934)	2,200	(1,274)	2,583

Net income	$21,111	$4,944	$36,861	$19,548

Net income per share (1):
Basic	$0.22	$0.05	$0.38	$0.21
Diluted	$0.21	$0.05	$0.37	$0.20

Weighted average shares outstanding (1):
Basic	97,582	95,132	97,347	94,588
Diluted	99,894	98,982	99,932	98,806

Dividends on shares:
Amount	$2,936	$1,909	$5,849	$3,793
Per share (1)	$0.03	$0.02	$0.06	$0.04

(1)	On February 25, 2005, we declared a two-for-one stock split effective in the form of a stock dividend paid March 31, 2005 to stockholders of record at the close of business on March 21, 2005. The above share and per share amounts reflect the impact of the stock split for all periods presented.
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2005	2004
	(Unaudited)

Assets
Cash and cash equivalents	$220,916	$236,390
Accounts receivable, net of allowance for doubtful accounts of $1,233 in 2005 and $726 in 2004	317,268	252,377
Contracts in progress with costs and estimated earnings exceeding related progress billings	184,683	135,902
Deferred income taxes	31,087	26,794
Other current assets	41,186	33,816

Total current assets	795,140	685,279

Property and equipment, net	124,431	119,474
Non-current contract retentions	7,012	5,635
Deferred income taxes	5,618	3,293
Goodwill	231,493	233,386
Other intangibles	28,574	29,346
Other non-current assets	27,572	26,305

Total assets	$1,219,840	$1,102,718

Liabilities

Notes payable	$7,665	$9,704
Current maturity of long-term debt	25,000	25,000
Accounts payable	193,403	180,362
Accrued liabilities	101,718	89,104
Contracts in progress with progress billings exceeding related costs and estimated earnings	224,452	169,470
Income taxes payable	5,420	7,550

Total current liabilities	557,658	481,190

Long-term debt	50,000	50,000
Other non-current liabilities	102,976	97,155
Minority interest in subsidiaries	5,821	5,135

Total liabilities	716,455	633,480

Shareholders’ Equity (1)

Common stock, Euro .01 par value; shares authorized: 250,000,000 in 2005 and 125,000,000 in 2004; shares issued: 97,942,454 in 2005 and 96,929,168 in 2004; shares outstanding: 97,624,738 in 2005 and 96,831,306 in 2004	1,144	497
Additional paid-in capital	333,851	313,337
Retained earnings	215,173	184,793
Stock held in Trust	(14,381)	(13,425)
Treasury stock, at cost; 317,716 in 2005 and 97,862 in 2004	(6,099)	(1,495)
Accumulated other comprehensive loss	(26,303)	(14,469)

Total shareholders’ equity	503,385	469,238

Total liabilities and shareholders’ equity	$1,219,840	$1,102,718

(1)	On February 25, 2005, we declared a two-for-one stock split effective in the form of a stock dividend paid March 31, 2005 to stockholders of record at the close of business on March 21, 2005. The above share amounts reflect the impact of the stock split for both periods presented.
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Cash Flows from Operating Activities

Net income	$36,861	$19,548
Adjustments to reconcile net income to net cash provided by operating activities:
Payments related to exit costs	—	(1,300)
Depreciation and amortization	9,854	10,814
Long-term incentive plan amortization	6,565	1,003
Gain on sale of property and equipment	(1,733)	(120)
Change in operating assets and liabilities (see below)	(48,177)	(22,932)

Net cash provided by operating activities	3,370	7,013

Cash Flows from Investing Activities

Cost of business acquisitions, net of cash acquired	—	(1,866)
Capital expenditures	(14,196)	(7,554)
Proceeds from sale of property and equipment	2,165	537

Net cash used in investing activities	(12,031)	(8,883)

Cash Flows from Financing Activities

(Decrease) increase in notes payable	(2,039)	1,013
Purchase of treasury stock	(4,622)	(1,036)
Issuance of common stock	7,270	9,707
Dividends paid	(5,849)	(3,793)
Other	(1,573)	—

Net cash (used in) provided by financing activities	(6,813)	5,891

(Decrease) increase in cash and cash equivalents	(15,474)	4,021
Cash and cash equivalents, beginning of the year	236,390	112,918

Cash and cash equivalents, end of the period	$220,916	$116,939

Change in Operating Assets and Liabilities

Increase in receivables, net	$(64,891)	$(45,368)
Decrease in contracts in progress, net	6,201	35,513
(Increase) decrease in non-current contract retentions	(1,377)	2,738
Increase (decrease) in accounts payable	13,041	(15,353)
(Increase) decrease in other current assets	(9,657)	9,775
Increase (decrease) in income taxes payable and deferred income taxes	2,767	(624)
Increase (decrease) in accrued and other non-current liabilities	4,043	(7,222)
Decrease (increase) in other	1,696	(2,391)

Total	$(48,177)	$(22,932)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(in thousands, except per share data)
(Unaudited)
1. Significant Accounting Policies
Basis of Presentation—The accompanying unaudited condensed consolidated financial statements for Chicago Bridge & Iron Company N.V. (“CB&I”) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, our unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our financial position as of June 30, 2005, our results of operations for each of the three-month and six-month periods ended June 30, 2005 and 2004, and our cash flows for each of the six-month periods ended June 30, 2005 and 2004. The condensed consolidated balance sheet at December 31, 2004 is derived from the December 31, 2004 audited consolidated financial statements. Although management believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and cash flows for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our 2004 Annual Report on Form 10-K.
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
Contract revenue reflects the original contract price adjusted for approved change orders and estimated minimum recoveries of unapproved change orders and claims. We recognize unapproved change orders and claims to the extent that related costs have been incurred when it is probable that they will result in additional contract revenue and their value can be reliably estimated. At June 30, 2005, we had outstanding unapproved change orders/claims recognized of $52,150, net of reserves. To date, we have received substantial cash advances to fund a portion of the costs associated with these unapproved change orders/claims. Net outstanding unapproved change orders/claims recognized as of December 31, 2004 were $46,133.
Losses expected to be incurred on contracts in progress are charged to earnings in the period such losses are known. Provisions for additional costs associated with contracts projected to be in a significant loss position at June 30, 2005 resulted in a $934 and $3,255 charge to earnings in the three and six month periods ended June 30, 2005. Charges to earnings in the comparable periods of 2004 were $31,400 and $46,300.

Cost and estimated earnings to date in excess of progress billings on contracts in process represent the cumulative revenue recognized less the cumulative billings to the customer. Any billed revenue that has not been collected is reported as accounts receivable. Unbilled revenue is reported as contracts in progress with costs and estimated earnings exceeding related progress billings on the condensed consolidated balance sheets. The timing of when we bill our customers is generally contingent on completion of certain phases of the work as stipulated in the contract. Progress billings in accounts receivable at June 30, 2005 and December 31, 2004 include retentions totaling $44,071 and $36,095, respectively, to be collected within one year. Contract retentions collectible beyond one year are included in non-current contract retentions on our condensed consolidated balance sheets. Cost of revenue includes direct contract costs such as material and construction labor, and indirect costs which are attributable to contract activity.
New Accounting Standards—In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”. This standard requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Compensation cost will generally be based on the grant-date fair value of the equity or liability instrument issued, and will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) applies to all awards granted for fiscal years beginning after June 15, 2005, to awards modified, repurchased, or cancelled after that date and to the portion of outstanding awards for which the requisite service has not yet been rendered. We do not anticipate applying the modified version of retrospective application under which financial statements for prior periods are adjusted. Pro forma results, which approximate the historical impact of this standard, are presented under the stock plans heading of this note.
Per Share Computations—Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding for the period, which includes the vested portion of stock held in trust. Diluted EPS reflects the assumed conversion of dilutive securities, consisting of employee stock options/restricted shares/performance shares where performance criteria have been met and directors deferred fee shares.
The following schedule reconciles the income and shares utilized in the basic and diluted EPS computations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$21,111	$4,944	$36,861	$19,548

Weighted average shares outstanding — basic	97,582	95,132	97,347	94,588
Effect of stock options/restricted shares/performance shares	2,203	3,744	2,476	4,112
Effect of directors deferred fee shares	109	106	109	106

Weighted average shares outstanding — diluted	99,894	98,982	99,932	98,806

Net income per share

Basic	$0.22	$0.05	$0.38	$0.21
Diluted	$0.21	$0.05	$0.37	$0.20
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
Had compensation expense for the Employee Stock Purchase Plan and Long-Term Incentive Plans been determined consistent with the fair value method of SFAS No. 123, “Share-Based Payment” (using the Black-Scholes pricing model for stock options), our net income and net income per common share would have reflected the following pro forma amounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net Income, as reported	$21,111	$4,944	$36,861	$19,548

Add: Stock-based compensation for restricted stock and performance share awards included in reported net income, net of tax	2,011	(404)	3,980	607

Deduct: Stock-based compensation determined under the fair value method, net of tax	(1,696)	(33)	(3,509)	(1,354)

Pro forma net income	$21,426	$4,507	$37,332	$18,801

Basic EPS

As reported	$0.22	$0.05	$0.38	$0.21
Pro forma	$0.22	$0.05	$0.38	$0.20

Diluted EPS

As reported	$0.21	$0.05	$0.37	$0.20
Pro forma	$0.21	$0.05	$0.37	$0.19

Using the Black-Scholes option-pricing model, the fair value of each option grant is estimated on the date of grant based on the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Risk-free interest rate	4.24%	4.41%	4.24%	3.63%
Expected dividend yield	0.53%	0.55%	0.53%	0.57%
Expected volatility	44.99%	46.09%	44.99%	46.29%
Expected life in years	6	6	6	6

The changes in common stock, additional paid in capital, stock held in trust and treasury stock since December 31, 2004 primarily relate to activity associated with our stock plans. Our common stock also reflects the impact of our stock split in the form of a stock dividend paid March 31, 2005.

2. Comprehensive Income
Comprehensive income for the three and six months ended June 30, 2005 and 2004 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income	$21,111	$4,944	$36,861	$19,548
Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(176)	(1,387)	(1,651)	(2,003)
Change in unrealized loss on debt securities	28	26	55	52
Change in unrealized fair value of cash flow hedges	(1,687)	(204)	(10,219)	(870)
Change in minimum pension liability adjustment	—	—	(19)	—

Comprehensive income	$19,276	$3,379	$25,027	$16,727

Accumulated other comprehensive loss reported on our balance sheet at June 30, 2005 includes the following, net of tax: $12,947 of currency translation adjustment loss, $103 of unrealized loss on debt securities, $12,041* of unrealized fair value loss on cash flow hedges and $1,212 of minimum pension liability adjustments.
* Recorded under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Offsetting the unrealized loss on cash flow hedges is an unrealized gain on the underlying transactions, to be recognized when settled.
3. Goodwill and Other Intangibles
Goodwill
General—At June 30, 2005 and December 31, 2004, our goodwill balances were $231,493 and $233,386, respectively, attributable to the excess of the purchase price over the fair value of assets acquired relative to acquisitions within our North America and Europe, Africa, Middle East segments.
The decrease in goodwill primarily relates to the impact of foreign currency translation and a reduction in accordance with SFAS No. 109, “Accounting for Income Taxes,” where tax goodwill exceeded book goodwill.
The change in goodwill by segment for the six months ended June 30, 2005 is as follows:

	North America	EAME	Total

Balance at December 31, 2004	$204,452	$28,934	$233,386
Adjustments associated with:
Foreign currency translation	—	(1,295)	(1,295)
Tax goodwill in excess of book goodwill	(598)	—	(598)

Balance at June 30, 2005	$203,854	$27,639	$231,493

Impairment Testing—SFAS No. 142, “Goodwill and Other Intangible Assets,” states goodwill and indefinite-lived intangible assets are no longer amortized to earnings, but instead are reviewed for impairment at least annually via a two-phase process, absent any indicators of impairment. The first phase screens for impairment, while the second phase (if necessary) measures impairment. We have elected to perform our annual analysis during the fourth quarter of each year based upon goodwill and indefinite-lived intangible balances as of the beginning of the fourth quarter. Although no indicators of impairment have been identified during 2005, there can be no assurance that future goodwill or other intangible asset impairment tests will not result in a charge to earnings.

Other Intangible Assets
In accordance with SFAS No. 142, the following table provides information concerning our other intangible assets for the periods ended June 30, 2005 and December 31, 2004:

	June 30, 2005		December 31, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets
Technology (5 to 10 years)	$4,914	$(3,690)	$4,914	$(3,261)
Non-compete agreements (8 years)	3,100	(1,799)	3,100	(1,600)
Strategic alliances, customer contracts, patents (5 to 11 years)	2,564	(1,371)	2,564	(1,227)

Total	$10,578	$(6,860)	$10,578	$(6,088)

Unamortized intangible assets
Tradenames	$24,717		$24,717
Minimum Pension Liability Adjustment	139		139

	$24,856		$24,856

The changes in other intangibles relate to additional amortization expense.
4. Financial Instruments
Forward Contracts—At June 30, 2005, our forward contracts to hedge intercompany loans and certain operating exposures are summarized as follows:

		Contract	Weighted Average
Currency Sold	Currency Purchased	Amount (1)	Contract Rate

Forward contracts to hedge intercompany loans: (2)
Euro	U.S. Dollar	$12,453	0.82
U.S. Dollar	British Pound	$11,567	0.55
U.S. Dollar	Canadian Dollar	$13,245	1.24
U.S. Dollar	South African Rand	$3,078	6.91
U.S. Dollar	Australian Dollar	$14,367	1.32

Forward contracts to hedge certain operating exposures: (3)
U.S. Dollar	Euro	$26,620	0.75
British Pound	U.S. Dollar	$50,817	0.55
U.S. Dollar	South African Rand	$2,930	6.49
British Pound	Euro	$155,692	1.39

(1)	Represents notional U.S. dollar equivalent at inception of contract, with the exception of forward contracts to sell 155,692 British Pounds for 216,763 Euros. These contracts are denominated in British Pounds and equate to approximately $279,067 at June 30, 2005.

(2)	These contracts, for which we do not seek hedge accounting treatment under SFAS No. 133, generally mature within seven days of quarter-end and are marked-to-market through the condensed consolidated income statement, generally offsetting any translation gains/losses of the underlying transactions.

(3)	Contracts, which hedge firm commitments, generally mature within three years of quarter-end and were designated as “cash flow hedges” under SFAS No. 133. At June 30, 2005, the total notional amount exceeded the total present value of these contracts by $17,202, net. Of this amount, $836 was recorded in other current assets, $1,576 was recorded in other non-current assets, $10,214 was recorded in accrued liabilities and $9,400 was recorded in other non-current liabilities on our condensed consolidated balance sheet. Any hedge ineffectiveness was not significant.
5. Retirement Benefits
We previously disclosed in our financial statements for the year ended December 31, 2004, that in 2005 we expected to contribute $5,166 and $2,103 to our defined benefit and other postretirement plans, respectively. The following table provides contribution information for our defined benefit and postretirement plans as of June 30, 2005:

	Defined	Other Postretirement
	Benefit Plans	Benefits
Contributions made through June 30, 2005	$2,250	$608
Remaining contributions expected for 2005	2,304	637

Total contributions expected for 2005	$4,554	$1,245

Components of Net Periodic Benefit Cost

	Defined		Other Postretirement
	Benefit Plans		Benefits
Three months ended June 30,	2005	2004	2005	2004

Service cost	$1,168	$1,412	$369	$316
Interest cost	1,423	399	544	490
Expected return on plan assets	(1,693)	(510)	—	—
Amortization of prior service costs	7	4	(67)	(67)
Recognized net actuarial loss	48	70	152	65

Net periodic benefit cost	$953	$1,375	$998	$804

Six months ended June 30,	2005	2004	2005	2004

Service cost	$2,423	$2,840	$738	$632
Interest cost	2,866	801	1,090	981
Expected return on plan assets	(3,414)	(1,025)	—	—
Amortization of prior service costs	11	8	(134)	(134)
Recognized net actuarial loss	76	141	234	130

Net periodic benefit cost	$1,962	$2,765	$1,928	$1,609

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenue

North America	$357,342	$242,752	$660,546	$499,802
Europe, Africa, Middle East	121,540	112,236	242,087	218,148
Asia Pacific	51,390	42,694	89,126	101,332
Central and South America	19,050	17,691	36,346	39,644

Total revenue	$549,322	$415,373	$1,028,105	$858,926

Income From Operations

North America	$24,390	$10,155	$46,275	$24,855
Europe, Africa, Middle East	4,755	(8,150)	5,442	(4,699)
Asia Pacific	2,381	870	4,319	2,550
Central and South America	2,017	2,652	2,569	5,254

Total income from operations	$33,543	$5,527	$58,605	$27,960

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

We believe that the FTC’s Order and Opinion are inconsistent with the law and the facts presented at trial, in the appeal to the Commission, and new evidence following the close of the record. Therefore, we have filed with the FTC a petition to reconsider the FTC Order and Opinion. We filed a notice of appeal of the FTC Order and Opinion with the United States Court of Appeals for the Fifth Circuit in March 2005. Pursuant to a request by the FTC with which we concurred, the appellate proceedings have been stayed from April 4, 2005 for a period of up to 180 days while the FTC considers and issues its final ruling on our petition and a petition by the FTC Staff. We are not required to divest any assets until we have exhausted all appeal processes available to us, including the United States Supreme Court. Because the remedies described in the Order and Opinion are neither consistent nor clear, we have not been able to quantify the potential effect on our financial statements. However, the remedies contained in the Order, depending on how and to the extent they are implemented, could have an adverse effect on us, including an expense relating to a potential write-down of the net book value of divested assets.
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
8. Financing Arrangements
We entered into an amended and restated credit agreement (the “Credit Agreement”) dated as of May 12, 2005 with JPMorgan Chase Bank, N.A., as administrative agent and Bank of America, N.A., as syndication agent. The Credit Agreement is a committed and unsecured five-year revolving credit agreement with an aggregate capacity of $600,000, which may be increased to $700,000. The Credit Agreement amended and restated our previous three-year and five-year credit agreements, each dated as of August 22, 2003.

The Credit Agreement provides for a $600,000 revolving loan facility, the entire amount of which is available to issue performance letters of credit and/or up to $350,000 of which is available for revolving loans for general corporate purposes, including working capital purposes and financing permitted acquisitions, and to issue financial letters of credit. The Credit Agreement expires and is repayable on May 12, 2010.
The Credit Agreement contains certain restrictive covenants, including a maximum leverage ratio and minimum levels of net worth and fixed charges, among other restrictions . The Credit Agreement also places restrictions on us with regard to subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, and mergers and acquisitions, among other restrictions. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the credit facilities as well as letter of credit fees on outstanding instruments. The interest rate, letter of credit fee and commitment fee percentages are based upon our then applicable leverage ratio.

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
Results of Operations
New Business Taken/Backlog—During the three months ended June 30, 2005, new business taken, representing the value of new project commitments received during a given period, was $550.5 million, compared with $398.3 million in the same 2004 period. These commitments are included in backlog until work is performed and revenue is recognized or until cancellation. Approximately 56% of the new business taken during the second quarter of 2005 was for contracts awarded in the North America segment. New business during the quarter included the previously announced LNG import terminal in China, refinery sulfur processing projects in the United States and storage projects in the Middle East. New business taken for the first half of 2005 was $2.0 billion compared with $746.0 million for the same period last year. We currently anticipate new business in 2005 to range between $3.0 and $3.1 billion.
Backlog increased $1.7 billion or 115% to $3.1 billion at June 30, 2005 compared with the year-earlier period, primarily due to the significant new awards during the last three quarters.
Revenue—Revenue during the three months ended June 30, 2005 of $549.3 million increased $133.9 million, or 32% compared with the same period in 2004. Revenue grew $114.6 million, or 47% in the North America segment as a result of higher backlog going into the year and a larger volume of process-related work. Revenue increased 8% in the Europe, Africa, Middle East (“EAME”) segment, due mainly to the continued ramp-up of LNG work in the United Kingdom. Revenue increased 20% in the Asia Pacific (“AP”) segment due to higher volume in Australia, and was 8% higher in the Central and South America (“CSA”) segment. Revenue for the first six months of 2005 increased $169.2 million to $1.0 billion, compared with $858.9 million in the year-earlier period for the reasons noted in the quarterly discussion above. We currently anticipate total revenue for 2005 will be between $2.0 and $2.2 billion.
Selling and Administrative Expenses—Selling and administrative expenses for the three months ended June 30, 2005 were $28.3 million, or 5.1% of revenue, compared with $23.6 million, or 5.7% of revenue, for the comparable period in 2004. Selling and administrative expenses for the six months ended June 30, 2005 were $53.8 million, or 5.2% of revenue, compared with $47.5 million, or 5.5% of revenue, for the comparable period in 2004. The absolute dollar increase compared with 2004 for the quarter and six months ended June 30, 2005 primarily relates to higher incentive program costs, as well as higher professional fees associated with Sarbanes-Oxley compliance.
Income from Operations—Income from operations for the second quarter of 2005 was $33.5 million, representing a $28.0 million increase compared with the comparable 2004 period. The increases in our North America and EAME segments resulted from higher volume and a $14.3 and $16.2 million impact, respectively, from significantly lower project cost provisions than experienced in 2004. These increases were partly offset by the mix of projects executed during the periods. Operating income in our AP segment increased $1.5 million primarily as a result of higher volume and project cost savings in Australia. Operating income in our CSA segment declined $0.6 million. Income from operations for the first six months of 2005 was $58.6 million, compared with $28.0 million in the first six months of 2004. The $30.6 million increase is attributable to higher revenue and significantly lower project cost provisions than experienced in 2004. The overall increase was partly offset by the mix of projects executed.
We have recorded $52.2 million of unapproved change orders/claims at cost, net of reserves. To date, we have received substantial cash advances to fund a portion of the costs associated with these unapproved change orders/claims. If the final settlement is less than the revenue recognized on these changes through June 30, 2005, our results of operations could be negatively impacted.
Interest Expense and Interest Income—Interest expense for the second quarter 2005 increased $0.9 million from the prior year to $2.7 million, primarily due to higher foreign short-term borrowings, interest associated with tax obligations and costs associated with increasing the capacity of our revolving credit facility. Interest income for the second quarter 2005 increased $1.2 million compared to the prior year due to higher short-term investment levels and higher associated yields.
Income Tax Expense—Income tax expense for the three months ended June 30, 2005 and 2004 was $10.3 million, or 31.8% of pre-tax income, and $1.3 million, or 32% of pre-tax income, respectively. Income tax expense for the six months ended June 30, 2005 and 2004 was $18.4 million, or 32.5% of pre-tax income, and $8.0 million, or 32% of pre-tax income, respectively. Changes in United Kingdom tax legislation, which occurred subsequent to the second quarter 2005, are anticipated to increase our 2005 annual effective tax rate to an estimated 33.5%.
Minority Interest in (Income) Loss—Minority interest in income for the three months ended June 30, 2005 was $0.9 million compared with minority interest in loss of $2.2 million for the comparable period in 2004. Minority interest in income for the six months ended June 30, 2005 was $1.3 million compared with minority interest in loss of $2.6 million for the comparable period in 2004. The change compared with 2004 for the quarter and six months ended June 30, 2005 primarily relates to recognition during 2004, of our minority partner’s share of significant project cost provisions within our EAME segment.
Liquidity and Capital Resources
At June 30, 2005, cash and cash equivalents totaled $220.9 million.
Operating – During the first six months of 2005, our operations generated $3.4 million of cash flows, as profitability was partially offset by growth in working capital. The increased working capital primarily reflects requirements for several large projects in the beginning stages of progress. The level of working capital varies from period to period and is affected by the mix, stage of completion and commercial terms of contracts.
Investing – In the first six months of 2005, we incurred $14.2 million for capital expenditures. For 2005, capital expenditures are anticipated to be in the $30.0 to $35.0 million range.
We continue to evaluate and selectively pursue opportunities for expansion of our business through acquisition of complementary businesses. These acquisitions, if they arise, may involve the use of cash or may require debt or equity financing.
Financing – Net cash flows utilized in financing activities were $6.8 million. Cash provided by financing activities included $7.3 million from the issuance of common stock, primarily from the exercise of stock options. Cash utilized during the six month period included approximately $4.0 million to repurchase 191,500 shares of our stock at an average price of $20.76 per share. Uses of cash also included $5.8 million for the payment of dividends. Our 2005 dividend is expected to be in the $11.0 to $12.0 million range. On July 15, 2005 we paid the first of three annual installments of $25 million on our senior notes.
Our primary internal source of liquidity is cash flow generated from operations. Capacity under revolving credit agreements is also available, if necessary, to fund operating or investing activities. We have a five-year $600 million, committed and unsecured revolving credit facility, which terminates in May 2010. As of June 30, 2005, no direct borrowings existed under the revolving credit facility, but we had issued $140.6 million of letters of credit under the five-year facility. As of June 30, 2005, we had $459.4 million of available capacity under this facility. The facility contains certain restrictive covenants, including a maximum leverage ratio and minimum levels of net worth and fixed charges, among other restrictions. The facility also places restrictions on us with regard to subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, and mergers and acquisitions, among other restrictions. We were in compliance with all covenants at June 30, 2005.
We also have various short-term, uncommitted revolving credit facilities across several geographic regions of approximately $479.5 million. These facilities are generally used to provide letters of credit or bank guarantees to customers in the ordinary course of business to support advance payments, as performance guarantees or in lieu of retention on our contracts. At June 30, 2005, we had available capacity of $201.1 million under these uncommitted facilities. In addition to providing letters of credit or bank guarantees, we also issue surety bonds in the ordinary course of business to support our contract performance.
Our senior notes also contain a number of restrictive covenants, including a maximum leverage ratio and minimum levels of net worth and debt and fixed charge ratios, among other restrictions. The notes also place restrictions on us with regard to investments, other debt, subsidiary indebtedness, sales of assets, liens, nature of business conducted and mergers, among other restrictions. We were in compliance with all covenants at June 30, 2005.
As of June 30, 2005, the following commitments were in place to support our ordinary course obligations:

	Amounts of Commitments by Expiration Period
(In thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Letters of Credit/Bank Guarantees	$418,963	$199,886	$97,129	$121,948	$—
Surety Bonds	343,797	264,660	75,573	3,564	—

Total Commitments	$762,760	$464,546	$172,702	$125,512	$—

Note: Includes $35,604 of letters of credit and surety bonds issued in support of our insurance program.
We believe cash on hand, funds generated by operations, amounts available under existing credit facilities and external sources of liquidity, such as the issuance of debt and equity instruments, will be sufficient to finance capital expenditures, the settlement of commitments and contingencies (as fully described in Note 7 to our condensed consolidated financial statements) and working capital needs for the foreseeable future. However, there can be no assurance that such funding will be available, as our ability to generate cash flows from operations and our ability to access funding under the revolving credit facility may be impacted by a variety of business, economic, legislative, financial and other factors which may be outside of our control. Additionally, while we currently have significant, uncommitted bonding facilities, primarily to support various commercial provisions in our engineering and construction contracts, a termination or reduction of these bonding facilities could result in the utilization of letters of credit in lieu of performance bonds, thereby reducing our available capacity under the revolving credit facility. Although we do not anticipate a reduction or termination of the bonding facilities, there can be no assurance that such facilities will be available at reasonable terms to service our ordinary course obligations.
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
Off-Balance Sheet Arrangements
We use operating leases for facilities and equipment when they make economic sense. In 2001, we entered into a sale (for approximately $14.0 million) and leaseback transaction of our Plainfield, Illinois administrative office with a lease term of 20 years, which is accounted for as an operating lease. Rentals under this and all other lease commitments are reflected in rental expense.
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
We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:
Revenue Recognition— Revenue is recognized using the percentage-of-completion method. A significant portion of our work is performed on a fixed price or lump sum basis. The balance of our work is performed on variations of cost reimbursable and target price approaches. Contract revenue is accrued based on the percentage that actual costs-to-date bear to total estimated costs. We utilize this cost-to-cost approach as we believe this method is less subjective than relying on assessments of physical progress. We follow the guidance of the Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” for accounting policies relating to our use of the percentage-of-completion method, estimating costs, revenue recognition and unapproved change order/claim recognition. The use of estimated cost to complete each contract, while the most widely recognized method used for percentage-of-completion accounting, is a significant variable in the process of determining income earned and is a significant factor in the accounting for contracts. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates.
Contract revenue reflects the original contract price adjusted for approved change orders and estimated minimum recoveries of unapproved change orders and claims. We recognize unapproved change orders and claims to the extent that related costs have been incurred when it is probable that they will result in additional contract revenue and their value can be reliably estimated. At June 30, 2005, we had outstanding unapproved change orders/claims recognized of $52.2 million, net of reserves. To date, we have received substantial cash advances to fund a portion of the costs associated with these unapproved change orders/claims. Net outstanding unapproved change orders/claims recognized as of December 31, 2004 were $46.1 million. Losses expected to be incurred on contracts in progress are charged to income in the period such losses are known.
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
Recoverability of Goodwill—Effective January 1, 2002, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets,” which states that goodwill and indefinite-lived intangible assets are no longer to be amortized but are to be reviewed annually for impairment. The goodwill impairment analysis required under SFAS No. 142 requires us to allocate goodwill to our reporting units, compare the fair value of each reporting unit with our carrying amount, including goodwill, and then, if necessary, record a goodwill impairment charge in an amount equal to the excess, if any, of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. The primary method we employ to estimate these fair values is the discounted cash flow method. This methodology is based, to a large extent, on assumptions about future events which may or may not occur as anticipated, and such deviations could have a significant impact on the estimated fair values calculated. These assumptions include, but are not limited to, estimates of future growth rates, discount rates and terminal values of reporting units. Our goodwill balance at June 30, 2005, was $231.5 million.
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

•our ability to integrate and successfully operate acquired businesses and the risks associated with those businesses;

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in foreign currency exchange rates, which may adversely affect our results of operations and financial condition. One exposure to fluctuating exchange rates relates to the effects of translating the financial statements of our non-U.S. subsidiaries, which are denominated in currencies other than the U.S. dollar, into the U.S. dollar. The foreign currency translation adjustments are recognized in shareholders’ equity in accumulated other comprehensive income (loss) as cumulative translation adjustment, net of any applicable tax. We generally do not hedge our exposure to potential foreign currency translation adjustments.
Another form of foreign currency exposure relates to our non-U.S. subsidiaries’ normal contracting activities. We generally try to limit our exposure to foreign currency fluctuations in most of our engineering and construction contracts through provisions that require client payments in U.S. dollars or other currencies corresponding to the currency in which costs are incurred. As a result, we generally do not need to hedge foreign currency cash flows for contract work performed. However, where construction contracts do not contain foreign currency provisions, we generally use forward exchange contracts to hedge foreign currency transaction exposure on expected cash flows for firm commitments. The gains and losses on these contracts offset changes in the value of the related exposures.

As of June 30, 2005, the notional amount of cash flow hedge contracts outstanding was $257.8 million, and the total notional amount exceeded the total present value of these contracts by approximately $17.2 million. The maturities of these contracts extend up to three years.
In circumstances where intercompany loans and/or borrowings are in place with non-U.S. subsidiaries, we will also use forward contracts, which generally offset any translation gains/losses of the underlying transactions. If the timing or amount of foreign-denominated cash flows vary, we incur foreign exchange gains or losses, which are included in the condensed consolidated statements of income. We do not use financial instruments for trading or speculative purposes.
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
Changes in Internal Controls—There were no changes in our internal controls over financial reporting that occurred during the three-month period ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Antitrust Proceedings—In October 2001, the U.S. Federal Trade Commission (the “FTC” or the “Commission”) filed an administrative complaint (the “Complaint”) challenging our February 2001 acquisition of certain assets of the Engineered Construction Division of Pitt-Des Moines, Inc. (“PDM”) that we acquired together with certain assets of the Water Division of PDM (the Engineered Construction and Water Divisions of PDM are hereafter sometimes referred to as the “PDM Divisions”). The Complaint alleged that the acquisition violated Federal antitrust laws by threatening to substantially lessen competition in four specific markets in the United States: liquefied nitrogen, liquefied oxygen and liquefied argon (LIN/LOX/LAR) storage tanks; liquefied petroleum gas (LPG) storage tanks; liquefied natural gas (LNG) storage tanks and associated facilities; and field erected thermal vacuum chambers (used for the testing of satellites).
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
We believe that the FTC’s Order and Opinion are inconsistent with the law and the facts presented at trial, in the appeal to the Commission, and new evidence following the close of the record. Therefore, we have filed with the FTC a petition to reconsider the FTC Order and Opinion. We filed a notice of appeal of the FTC Order and Opinion with the United States Court of Appeals for the Fifth Circuit in March 2005. Pursuant to a request by the FTC with which we concurred, the appellate proceedings have been stayed from April 4, 2005 for a period of up to 180 days while the FTC considers and issues its final ruling on our petition and a petition by the FTC Staff. We are not required to divest any assets until we have exhausted all appeal processes available to us, including the United States Supreme Court. Because the remedies described in the Order and Opinion are neither consistent nor clear, we have not been able to quantify the potential effect on our financial statements. However, the remedies contained in the Order, depending on how and to the extent they are implemented, could have an adverse effect on us, including an expense relating to a potential write-down of the net book value of divested assets.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

			c) Total Number of	d) Maximum Number of
			Shares Purchased as	Shares that May Yet Be
	a) Total Number of Shares	b) Average Price Paid	Part of Publicly	Purchased Under the
Period (1)	Purchased	per Share	Announced Plan	Plan (2)
May 2005	191,500	$20.7571	191,500	9,508,500
(5/16/05-5/25/05)

Total	191,500	$20.7571	191,500	9,508,500

(1)	The existing stock repurchase program was announced on May 16, 2005 and expires November 13, 2006.

(2)	Under the existing stock repurchase program, the approved amount of the repurchase totals up to 10% of our issued share capital (or over 9,700,000 shares).
Item 4. Submission of Matters to a Vote of Security Holders
The annual Meeting of Shareholders of Chicago Bridge & Iron Company N.V. was held on May 13, 2005. The following matters were voted upon and adopted at the meeting:
(i)	Reappointment of J. Charles Jennett, Gary L. Neale and Marsha C. Williams as members of the Supervisory Board to serve until the Annual General Meeting of Shareholders in 2008 and until their successors have been duly appointed.

	First Nominee	Second Nominee
First Position	J. Charles Jennett	David P. Bordages
For	27,996,281	4,002,595

	First Nominee	Second Nominee
Second Position	Gary L. Neale	Samuel C. Leventry
For	27,994,532	4,004,344

	First Nominee	Second Nominee
Third Position	Marsha C. Williams	Richard A. Byers
For	27,109,227	4,889,649
(ii)	The authorization to prepare the annual accounts and the annual report in the English language and to adopt the Dutch Statutory Annual Accounts of the Company for the fiscal year ended December 31, 2004.

For	31,767,136
Against	300
Abstain	231,440
(iii)	The discharge of members of the Management Board from liability in respect of the exercise of their duties during the fiscal year ended December 31, 2004.

For	29,141,118
Against	2,504,006
Abstain	353,752
(iv)	The discharge of members of the Supervisory Board from liability in respect of the exercise of their duties during the fiscal year ended December 31, 2004.

For	29,540,543
Against	2,105,381
Abstain	352,952
(v)	The approval of the distribution from profits for the year ended December 31, 2004 in the amount of US $0.16 per share previously paid as interim dividends and the interim distribution in kind in the form of one share for each issued share.

For	31,974,856
Against	21,820
Abstain	2,200
(vi)	The approval of a compensation policy for the Management Board whereby the Management Board will not be entitled to any compensation.

For	31,783,363
Against	67,919
Abstain	147,594
(vii)	The approval of the compensation of the Supervisory Directors who are not employees including an increase in the annual retainer for all Supervisory Directors from $25,000 to $30,000 and an increase in the additional annual retainer for the chairman of the Audit Committee from $5,000 to $10,000.

For	31,771,846
Against	73,746
Abstain	153,284
(viii)	The approval to extend the authority of the Management Board, acting with the approval of the Supervisory Board, to repurchase up to 10% of the issued share capital of the Company until November 13, 2006 on the open market, through privately negotiated transactions or in one or more self tender offers for a price per share not less than the nominal value of a share and not higher than 110% of the most recently available (as of the time of repurchase) price of a share on any securities exchange where the Company’s shares are traded.

For	31,511,079
Against	378,573
Abstain	109,224

(ix)	The approval to extend the authority of the Supervisory Board to issue and/or grant rights (including options to subscribe) on shares of the Company and to limit and exclude pre-emption rights until May 13, 2010.

For	29,357,088
Against	2,491,846
Abstain	149,942
(x)	The amendment of the Articles of Association to increase the number of authorized shares in accordance with the draft prepared by the Management Board and approved by the Supervisory Board and to authorize each lawyer, each civil law notary and each deputy civil law notary of Baker & McKenzie Amsterdam N.V. jointly as well as severally, to apply for the ministerial statement of non-objection on the draft deed of an amendment of the Articles of Association, to amend said draft in such a way as might appear necessary in order to obtain the statement of no objection and to have executed and to sign the deed of amendment of the Articles of Association.

For	30,510,688
Against	562,308
Abstain	925,880
(xi)	The adoption of an amendment to the Chicago Bridge & Iron 1999 Long-Term Incentive Plan.

For	31,096,507
Against	755,935
Abstain	146,434
(xii)	The adoption of an amendment to the Chicago Bridge & Iron Incentive Plan.

For	31,770,104
Against	83,538
Abstain	145,234
(xiii)	To ratify the appointment of the Company’s independent public accountants.

For	31,800,742
Against	160,534
Abstain	37,600
Item 6. Exhibits
(a) Exhibits
3(1) Amended Articles of Association of the Company (English Translation)

10.1(2) Chicago Bridge & Iron 1997 Long-Term Incentive Plan, as amended
(a)(1) Form of Agreement and Acknowledgement of Restricted Stock Award

(b)(1) Form of Agreement and Acknowledgement of Performance Share Grant

10.2(3) Chicago Bridge & Iron 1999 Long-Term Incentive Plan, as amended
(a)(1) Form of Agreement and Acknowledgement of Restricted Stock Award

(b)(1) Form of Agreement and Acknowledgement of Performance Share Grant

(c)(4) Form of Agreement and Acknowledgement of the 2005 Restricted Stock Award
10.3(3) Chicago Bridge & Iron 1999 Incentive Compensation Plan, as amended

10.4(5) Amended and Restated Credit Agreement dated as of May 12, 2005
(a)(6) Amendment No. 1 to Amended and Restated Credit Agreement dated as of May 12, 2005
31.1(1)	Certification Pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification Pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith

(2)	Incorporated by reference from the Company’s Form 10-K dated March 11, 2005

(3)	Incorporated by reference from the Company’s Form 8-K dated May 25, 2005

(4)	Incorporated by reference from the Company’s Form 8-K dated April 20, 2005

(5)	Incorporated by reference from the Company’s Form 8-K dated May 17, 2005

(6)	Incorporated by reference from the Company’s Form 8-K dated May 24, 2005

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chicago Bridge & Iron Company N.V.
By: Chicago Bridge & Iron Company B.V.
Its: Managing Director

/s/ RICHARD E. GOODRICH

Richard E. Goodrich
Managing Director (Principal Financial Officer)
Date: August 8, 2005

EXHIBIT INDEX
3	Amended Articles of Association of the Company (English Translation)

10.1(a)	Form of Agreement and Acknowledgement of Restricted Stock Award

10.1(b)	Form of Agreement and Acknowledgement of Performance Share Grant

10.2(a)	Form of Agreement and Acknowledgement of Restricted Stock Award

10.2(b)	Form of Agreement and Acknowledgement of Performance Share Grant

31.1	Certification Pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.