Form 10-Q
period 2005-09-30
CHICAGO BRIDGE & IRON CO N V
filed 2006-06-01
CIK 1027884

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended September 30, 2005
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
YES ☐  NO ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act
Large accelerated filer ☑  Accelerated filer ☐  Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐  NO  ☑
The number of shares outstanding of a single class of common stock as of May 1, 2006 — 97,754,840.

CHICAGO BRIDGE & IRON COMPANY N.V.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenue	$555,337	$465,539	$1,582,895	$1,324,465
Cost of revenue	569,032	405,869	1,493,573	1,188,467

Gross (loss) profit	(13,695)	59,670	89,322	135,998
Selling and administrative expenses	22,739	23,347	76,518	70,810
Intangibles amortization	385	404	1,157	1,429
Other operating (income) expense, net	(601)	180	(2,334)	60

(Loss) income from operations	(36,218)	35,739	13,981	63,699
Interest expense	(1,781)	(2,380)	(6,694)	(5,840)
Interest income	1,589	717	4,393	1,166

(Loss) income before taxes and minority interest	(36,410)	34,076	11,680	59,025
Income tax benefit (expense)	5,870	(11,494)	(10,251)	(19,478)

(Loss) income before minority interest	(30,540)	22,582	1,429	39,547
Minority interest in (income) loss	(1,340)	(962)	(2,614)	1,621

Net (loss) income	$(31,880)	$21,620	$(1,185)	$41,168

Net (loss) income per share (1):
Basic	$(0.33)	$0.23	$(0.01)	$0.43
Diluted (Note 1)	$(0.33)	$0.22	$(0.01)	$0.42

Weighted average shares outstanding (1):
Basic	97,754	95,758	97,496	94,980
Diluted	97,754	98,930	97,496	98,848

Cash dividends on shares:
Amount	$2,943	$1,919	$8,792	$5,712
Per share (1)	$0.03	$0.02	$0.09	$0.06

(1)	On February 25, 2005, we declared a two-for-one stock split effective in the form of a stock dividend paid March 31, 2005 to stockholders of record at the close of business on March 21, 2005. The above share and per share amounts reflect the impact of the stock split for all periods presented.
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2005	2004
	(Unaudited)

Assets
Cash and cash equivalents	$227,577	$236,390
Accounts receivable, net of allowance for doubtful accounts of $2,608 in 2005 and $726 in 2004	367,629	252,377
Contracts in progress with costs and estimated earnings exceeding related progress billings	184,962	135,902
Deferred income taxes	28,049	26,794
Other current assets	44,584	33,816

Total current assets	852,801	685,279

Property and equipment, net	132,006	119,474
Non-current contract retentions	7,424	5,635
Deferred income taxes	3,470	3,293
Goodwill	231,052	233,386
Other intangibles	28,189	29,346
Other non-current assets	20,723	26,305

Total assets	$1,275,665	$1,102,718

Liabilities

Notes payable	$6,812	$9,704
Current maturity of long-term debt	25,000	25,000
Accounts payable	204,851	180,362
Accrued liabilities	131,804	89,104
Contracts in progress with progress billings exceeding related costs and estimated earnings	319,302	169,470
Income taxes payable	—	7,550

Total current liabilities	687,769	481,190

Long-term debt	25,000	50,000
Other non-current liabilities	94,848	97,155
Minority interest in subsidiaries	6,451	5,135

Total liabilities	814,068	633,480

Shareholders’ Equity (1)

Common stock, Euro .01 par value; shares authorized: 250,000,000 in 2005 and 125,000,000 in 2004; shares issued: 98,407,908 in 2005 and 96,929,168 in 2004; shares outstanding: 98,074,898 in 2005 and 96,831,306 in 2004	1,146	497
Additional paid-in capital	332,143	313,337
Retained earnings	174,184	184,793
Stock held in Trust	(14,918)	(13,425)
Treasury stock, at cost; 333,010 in 2005 and 97,862 in 2004	(6,448)	(1,495)
Accumulated other comprehensive loss	(24,510)	(14,469)

Total shareholders’ equity	461,597	469,238

Total liabilities and shareholders’ equity	$1,275,665	$1,102,718

(1)	On February 25, 2005, we declared a two-for-one stock split effective in the form of a stock dividend paid March 31, 2005 to stockholders of record at the close of business on March 21, 2005. The above share amounts reflect the impact of the stock split for both periods presented.
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004

Cash Flows from Operating Activities

Net (loss) income	$(1,185)	$41,168
Adjustments to reconcile net income to net cash provided by operating activities:
Payments related to exit costs	—	(1,327)
Depreciation and amortization	13,340	16,511
Long-term incentive plan amortization	2,437	859
Loss on foreign currency hedge ineffectiveness	2,715	—
(Gain) loss on sale of property and equipment	(2,334)	60
Change in operating assets and liabilities (see below)	34,907	(19,378)

Net cash provided by operating activities	49,880	37,893

Cash Flows from Investing Activities

Cost of business acquisitions, net of cash acquired	(1,828)	(10,475)
Capital expenditures	(26,066)	(11,977)
Proceeds from sale of property and equipment	3,860	1,122

Net cash used in investing activities	(24,034)	(21,330)

Cash Flows from Financing Activities

(Decrease) increase in notes payable	(2,892)	8,576
Repayment of private placement debt	(25,000)	—
Purchase of treasury stock	(4,956)	(1,386)
Issuance of common stock	8,554	12,300
Dividends paid	(8,792)	(5,712)
Other	(1,573)	—

Net cash (used in) provided by financing activities	(34,659)	13,778

(Decrease) increase in cash and cash equivalents	(8,813)	30,341
Cash and cash equivalents, beginning of the year	236,390	112,918

Cash and cash equivalents, end of the period	$227,577	$143,259

Change in Operating Assets and Liabilities

Increase in receivables, net	$(115,252)	$(30,079)
Decrease in contracts in progress, net	100,772	13,028
(Increase) decrease in non-current contract retentions	(1,789)	2,022
Increase (decrease) in accounts payable	24,489	(14,644)
(Increase) decrease in other current assets	(9,526)	7,193
(Decrease) increase in income taxes payable and deferred income taxes	613	7,014
Increase (decrease) in accrued and other non-current liabilities	29,752	(662)
Decrease (increase) in other	5,848	(3,250)

Total	$34,907	$(19,378)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(in thousands, except per share data)
(Unaudited)
1. Significant Accounting Policies
Basis of Presentation—The accompanying unaudited condensed consolidated financial statements for Chicago Bridge & Iron Company N.V. (“CB&I”) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, our unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our financial position as of September 30, 2005, our results of operations for each of the three-month and nine-month periods ended September 30, 2005 and 2004, and our cash flows for each of the nine-month periods ended September 30, 2005 and 2004. The condensed consolidated balance sheet at December 31, 2004 is derived from the December 31, 2004 audited consolidated financial statements. Although management believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and cash flows for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our 2004 Annual Report on Form 10-K.
Restatement of Quarterly Information—We recently concluded that certain errors in our financial statements for the second quarter of 2005 related to accounting for project segmentation/intercompany eliminations, project cost estimates not updated, and derivatives required correction. The errors were not material to prior year financial statements. We have restated our second quarter 2005 financial statements. The impact of restating our second quarter was a reduction of $6.2 million of net income or $0.06 per share.
The segmentation/intercompany eliminations error was the result of allocating portions of one contract to different business units within the Company at differing profit margin rates and without eliminating intercompany profits. U.S. GAAP requires that a single contract be recorded unless specific criteria have been met, at the overall contract margin rate. For project cost estimates we found that a project subcontractor cost forecast had not been updated for changes from a lump sum contract to a higher cost time and materials contract. With respect to the accounting for derivatives, losses were incurred on certain foreign currency derivatives used to hedge certain material purchases where hedge effectiveness was lost due to extended delays in the actual purchase of the materials. U.S. GAAP requires immediate recognition of the loss or gain on the derivative in these circumstances and the offsetting gain or loss on the material purchase being hedged is recognized over the life of the project as an adjustment to the overall project margin.
Revenue Recognition—Revenue is primarily recognized using the percentage-of-completion method. A significant portion of our work is performed on a fixed-price or lump-sum basis. The balance of our work is performed on variations of cost reimbursable and target price approaches. Contract revenue is accrued based on the percentage that actual costs-to-date bear to total estimated costs. We utilize this cost-to-cost approach as we believe this method is less subjective than relying on assessments of physical progress. We follow the guidance of the Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” for accounting policies relating to our use of the percentage-of-completion method, estimating costs, revenue recognition and unapproved change order/claim recognition. The use of estimated cost to complete each contract, while the most widely recognized method used for percentage-of-completion accounting, is a significant variable in the process of determining income earned and is a significant factor in the accounting for contracts. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates.
Contract revenue reflects the original contract price adjusted for approved change orders and estimated minimum recoveries of unapproved change orders and claims. We recognize unapproved change orders and claims to the extent that related costs have been incurred when it is probable that they will result in additional contract revenue and their value can be reliably estimated. At September 30, 2005, we had outstanding unapproved change orders/claims recognized of $47,970, net of reserves, of which $43,500 is associated with a completed project in our Europe, Africa. Middle East (“EAME”) segment. Regarding the change orders/claims associated with the EAME segment project, we have received substantial cash advances. While we have received a settlement offer for more than the cash received through September 30, 2005, we believe our net exposure is approximately $11,075, which represents the contract price less cash received to date. If in the future we determine collection of the $43,500 of unapproved change orders/claims is not probable, it would result in a charge to earnings in the period such determination is made. Net outstanding unapproved change orders/claims recognized as of December 31, 2004 were $46,133.
Losses expected to be incurred on contracts in progress are charged to earnings in the period such losses are known. Provisions for additional costs associated with contracts projected to be in a significant loss position at September 30, 2005 resulted in $45,830 and $52,399 of charges to earnings in the three and nine month periods ended September 30, 2005. Charges to earnings in the comparable periods of 2004 were $2,103 and $48,403.

Cost and estimated earnings to date in excess of progress billings on contracts in process represent the cumulative revenue recognized less the cumulative billings to the customer. Any billed revenue that has not been collected is reported as accounts receivable. Unbilled revenue is reported as contracts in progress with costs and estimated earnings exceeding related progress billings on the condensed consolidated balance sheets. The timing of when we bill our customers is generally contingent on completion of certain phases of the work as stipulated in the contract. Progress billings in accounts receivable at September 30, 2005 and December 31, 2004 include retentions totaling $45,160 and $36,095, respectively, to be collected within one year. Contract retentions collectible beyond one year are included in non-current contract retentions on the condensed consolidated balance sheets. Cost of revenue includes direct contract costs such as material and construction labor, and indirect costs which are attributable to contract activity.
As discussed under “Item 4. Controls and Procedures” of this Form 10-Q, management identified certain control deficiencies in our internal controls relating to project accounting, and as a result, concluded that these deficiencies constituted a material weakness in our internal control over financial reporting. In light of this material weakness, we implemented processes and performed additional procedures designed to ensure that the financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (see “Item 4. Controls and Procedures”).
Foreign Currency—The nature of our business activities involves the management of various financial and market risks, including those related to changes in currency exchange rates. The effects of translating financial statements of foreign operations into our reporting currency are recognized in shareholders’ equity in accumulated other comprehensive loss as cumulative translation adjustment, net of tax, which includes tax credits associated with the translation adjustment. Foreign currency exchange gains (losses) are included in the condensed consolidated statements of income, and the losses for the nine months ended 2005 were primarily attributable to the mark-to-market of hedges where it became probable that their underlying forecasted transaction would not occur within their originally specified periods of time. Other amounts pertain to foreign currency exchange transactional gains and losses.
New Accounting Standards — In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). This standard requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Compensation cost will generally be based on the grant-date fair value of the equity or liability instrument issued, and will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) applies to all awards granted for fiscal years beginning after June 15, 2005, to awards modified, repurchased, or cancelled after that date and to the portion of outstanding awards for which the requisite service has not yet been rendered. For share-based awards that accelerate the vesting terms based upon retirement, SFAS No. 123(R) requires compensation cost to be recognized through the date that the employee first becomes eligible for retirement, rather than upon actual retirement as is currently practiced. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under the current guidelines. We anticipate applying the modified prospective method as prescribed under SFAS No. 123(R) upon adoption. Pro forma results, which approximate the historical impact of this standard, are presented under the stock plans heading of this note.
Staff Accounting Bulletin 107 (“SAB 107”) was issued in March of 2005 and provides guidance on implementing SFAS No. 123(R). SAB 107 will impact our accounting for stock held in trust upon the adoption of SFAS No. 123(R) as it requires for share-based payments that could require the employer to redeem the equity instruments for cash that the redemption amount should be classified outside of permanent equity (temporary equity). While the stock held in trust contains a put feature back to us, the stock held in trust is presented as permanent equity in our historical financial statements with an offsetting stock held in trust contra equity account as allowed under existing rules. SAB 107 also requires that if the share-based payments are based on fair value (which is our case) subsequent increases or decreases in the fair value do not impact income applicable to common shareholders but temporary equity should be recorded at fair value with changes in fair value reflected by offsetting impacts recorded directly to retained earnings. As a result, at adoption of SFAS No. 123(R), we will record $40,324 of redeemable common stock with an offsetting decrease to additional paid in capital to reflect the fair value of share-based payments that could require cash funding by us. Subsequent movements in the fair value of the $40,324 of redeemable common stock will be recorded to retained earnings. There will be no effect on earnings per share.
In October 2005, the FASB issued FASB Staff Position (“FSP”) FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FAS 123(R)” (“FSP 123(R)-2”). FSP 123(R)-2 provides guidance on the application of grant date as defined in SFAS No. 123(R). In accordance with this standard, a grant date of an award exists if a) the award is a unilateral grant and b) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. We will adopt this standard when we adopt SFAS No. 123(R), and we do not anticipate that it will have a material impact on our consolidated financial position, results of operations or cash flows.
In November 2005, the FASB issued FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). FSP 123(R)-3 provides an elective alternative method that establishes a computational component to arrive at the beginning balance of the additional paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact of the additional paid-in-capital pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123(R). We are currently evaluating this transition method.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—A replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for, and reporting of, a change in accounting principles. This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Under previous guidance, changes in accounting principle were recognized as a cumulative effect in the net income of the period of the change. SFAS No. 154 requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. Additionally, this Statement requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a “restatement.” The provisions in SFAS No. 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We intend to adopt the disclosure requirements upon the effective date of the pronouncement. We do not believe that the adoption of this pronouncement will have a material effect on our consolidated financial position, results of operations or cash flows.
In June 2005, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. Adoption of this standard is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.
In October 2005, the FASB issued FSP No. 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP 13-1”). Generally, the staff position requires companies to expense rental costs incurred during a construction period. FSP 13-1 is effective for fiscal years beginning after December 15, 2005. We do not believe that the adoption of this pronouncement will have a material effect on our consolidated financial position, results of operations or cash flows.
Per Share Computations—Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding for the period, which includes the vested portion of stock held in trust. Diluted EPS reflects the assumed conversion of dilutive securities, consisting of employee stock options/restricted shares/performance shares, where performance criteria have been met, and directors’ deferred fee shares.

The following schedule reconciles the income and shares utilized in the basic and diluted EPS computations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net (loss) income	$(31,880)	$21,620	$(1,185)	$41,168

Weighted average shares outstanding — basic	97,754	95,758	97,496	94,980
Effect of stock options/restricted shares/performance shares (1)	—	3,066	—	3,762
Effect of directors’ deferred fee shares (1)	—	106	—	106

Weighted average shares outstanding — diluted	97,754	98,930	97,496	98,848

Net (loss) income per share

Basic	$(0.33)	$0.23	$(0.01)	$0.43
Diluted (1)	$(0.33)	$0.22	$(0.01)	$0.42

(1)	The effect of restricted stock and performance share units, directors’ deferred fee shares and stock options were not included in the calculation of diluted earnings per share for the 2005 periods as they were antidilutive due to the net loss for the three and nine months ended September 30, 2005.
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
Had compensation expense for the Employee Stock Purchase Plan and Long-Term Incentive Plans been determined consistent with the fair value method of SFAS No. 123, “Share-Based Payment” (using the Black-Scholes pricing model for stock options), our net income and net income per common share would have reflected the following pro forma amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net (loss) income, as reported	$(31,880)	$21,620	$(1,185)	$41,168

Add: Stock-based compensation for restricted stock and performance share awards included in reported net income, net of tax	(2,506)	(87)	1,474	520

Deduct: Stock-based compensation determined under the fair value method, net of tax	611	(651)	(2,898)	(2,005)

Pro forma net (loss) income	$(33,775)	$20,882	$(2,609)	$39,683

Basic EPS

As reported	$(0.33)	$0.23	$(0.01)	$0.43
Pro forma	$(0.35)	$0.22	$(0.03)	$0.42

Diluted EPS

As reported	$(0.33)	$0.22	$(0.01)	$0.42
Pro forma	$(0.35)	$0.21	$(0.03)	$0.40

Using the Black-Scholes option-pricing model, the fair value of each option grant is estimated on the date of grant based on the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Risk-free interest rate	3.96%	4.18%	4.13%	3.81%
Expected dividend yield	0.53%	0.58%	0.53%	0.57%
Expected volatility	44.57%	45.95%	44.82%	46.18%
Expected life in years	6	6	6	6

The changes in common stock, additional paid in capital, stock held in trust and treasury stock since December 31, 2004 primarily relate to activity associated with our stock plans. Our common stock also reflects the impact of our stock split in the form of a stock dividend paid March 31, 2005.

2. Comprehensive (Loss) Income
Comprehensive (loss) income for the three and nine months ended September 30, 2005 and 2004 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net (loss) income	$(31,880)	$21,620	$(1,185)	$41,168
Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(5,419)	282	(7,070)	(1,721)
Change in unrealized loss on debt securities	9	26	64	78
Change in unrealized fair value of cash flow hedges	5,022	32	(2,940)	(838)
Change in minimum pension liability adjustment	(76)	—	(95)	—

Comprehensive (loss) income	$(32,344)	$21,960	$(11,226)	$38,687

Accumulated other comprehensive loss reported on our balance sheet at September 30, 2005 includes the following, net of tax: $18,366 of currency translation adjustment loss, $94 of unrealized loss on debt securities, $4,762* of unrealized fair value loss on cash flow hedges and $1,288 of minimum pension liability adjustments.
* Recorded under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Offsetting the unrealized loss on cash flow hedges is an unrealized gain on the underlying transactions, to be recognized when settled.
3. Goodwill and Other Intangibles
Goodwill
General—At September 30, 2005 and December 31, 2004, our goodwill balances were $231,052 and $233,386, respectively, attributable to the excess of the purchase price over the fair value of assets acquired relative to acquisitions within our North America and Europe, Africa, Middle East (“EAME”) segments.
The decrease in goodwill primarily relates to the impact of foreign currency translation and a reduction in accordance with SFAS No. 109, “Accounting for Income Taxes,” where tax goodwill exceeded book goodwill, partially offset by the settlement of a contingent earnout obligation associated with our 2000 acquisition of Howe-Baker International L.L.C.
The change in goodwill by segment for the nine months ended September 30, 2005 is as follows:

	North America	EAME	Total

Balance at December 31, 2004	$204,452	$28,934	$233,386

Foreign currency translation, tax goodwill in excess of book goodwill and contingent earnout obligation	(823)	(1,511)	(2,334)

Balance at September 30, 2005	$203,629	$27,423	$231,052

Impairment Testing—SFAS No. 142, “Goodwill and Other Intangible Assets,” states that goodwill and indefinite-lived intangible assets are no longer amortized to earnings, but instead are reviewed for impairment at least annually via a two-phase process, absent any indicators of impairment. The first phase screens for impairment, while the second phase (if necessary) measures impairment. We have elected to perform our annual analysis during the fourth quarter of each year based upon goodwill and indefinite-lived intangible balances as of the beginning of the fourth quarter. Although no indicators of impairment have been identified during 2005, there can be no assurance that future goodwill or other intangible asset impairment tests will not result in a charge to earnings.
Other Intangible Assets
In accordance with SFAS No. 142, the following table provides information concerning our other intangible assets for the periods ended September 30, 2005 and December 31, 2004:

	September 30, 2005		December 31, 2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets
Technology (5 to 10 years)	$4,914	$(3,901)	$4,914	$(3,261)
Non-compete agreements (8 years)	3,100	(1,900)	3,100	(1,600)
Strategic alliances, customer contracts, patents (5 to 11 years)	2,564	(1,444)	2,564	(1,227)

Total	$10,578	$(7,245)	$10,578	$(6,088)

Unamortized intangible assets
Tradenames	$24,717		$24,717
Minimum Pension Liability Adjustment	139		139

	$24,856		$24,856

The change in other intangibles relates to additional amortization expense.
4. Financial Instruments
Forward Contracts—At September 30, 2005, our forward contracts to hedge intercompany loans and certain operating exposures are summarized as follows:

		Contract	Weighted Average
Currency Sold	Currency Purchased	Amount (1)	Contract Rate

Forward contracts to hedge intercompany loans: (2)
Euro	U.S. Dollar	$13,675	0.80
U.S. Dollar	British Pound	$14,782	0.55
U.S. Dollar	Canadian Dollar	$8,044	1.19
U.S. Dollar	South African Rand	$3,258	6.31
U.S. Dollar	Australian Dollar	$16,726	1.30

Forward contracts to hedge certain operating exposures: (3)
U.S. Dollar	Euro	$58,914	0.80
British Pound	U.S. Dollar	$45,045	0.55
U.S. Dollar	South African Rand	$1,480	6.62
British Pound	Euro	£132,815	1.39

(1)	Represents notional U.S. dollar equivalent at inception of contract, with the exception of forward contracts to sell 132,815 British Pounds for 184,312 Euros. These contracts are denominated in British Pounds and equate to approximately $234,963 at September 30, 2005.

(2)	These contracts, for which we do not seek hedge accounting treatment under SFAS No. 133, generally mature within seven days of quarter-end and are marked-to-market through cost of revenue within the condensed consolidated income statement, generally offsetting any translation gains/losses of the underlying transactions.

(3)	Contracts, which hedge foreign currency exposure of forecasted transactions and firm commitments, mature within three years of quarter-end and were designated as “cash flow hedges” under SFAS No. 133. Certain of these hedges became ineffective as it became probable that their underlying forecasted transaction would not occur within their originally specified periods of time. The loss associated with these instruments’ change in fair value totaled $2,715 and was recognized within cost of revenue in the condensed consolidated statement of income for the nine months ended September 30, 2005. At September 30, 2005, the total notional amount exceeded the total present value of these contracts by $9,518, net, including the foreign currency exchange loss related to ineffectiveness. Of the total mark-to-market, $1,242 was recorded in other current assets, $868 was recorded in other non-current assets, $8,145 was recorded in accrued liabilities and $3,483 was recorded in other non-current liabilities on the condensed consolidated balance sheet. The total unrealized fair value loss on cash flow hedges recorded in accumulated other comprehensive loss and totaling $4,762, net of tax of $2,041, is expected to be reclassified to earnings in the fourth quarter of 2005 and during 2006 due to settlement of the related contracts. If the counterparties to the exchange contracts do not fulfill their obligations to deliver the contracted currencies, we could be at risk for any currency related fluctuations.
5. Retirement Benefits
We previously disclosed in our financial statements for the year ended December 31, 2004, that in 2005 we expected to contribute $5,166 and $2,103 to our defined benefit and other postretirement plans, respectively. The following table provides contribution information for our defined benefit and postretirement plans as of September 30, 2005:

	Defined	Other Postretirement
	Benefit Plans	Benefits
Contributions made through September 30, 2005	$3,475	$967
Remaining contributions expected for 2005	1,043	367

Total contributions expected for 2005	$4,518	$1,334

Components of Net Periodic Benefit Cost

	Defined		Other Postretirement
	Benefit Plans		Benefits
Three months ended September 30,	2005	2004	2005	2004
Service cost	$1,133	$1,378	$369	$316
Interest cost	1,371	1,202	541	490
Expected return on plan assets	(1,641)	(1,383)	—	—
Amortization of prior service costs	6	4	(67)	(67)
Recognized net actuarial loss	38	72	116	65

Net periodic benefit cost	$907	$1,273	$959	$804

Nine months ended September 30,	2005	2004	2005	2004
Service cost	$3,556	$4,218	$1,107	$948
Interest cost	4,237	2,003	1,631	1,471
Expected return on plan assets	(5,055)	(2,408)	—	—
Amortization of prior service costs	17	12	(201)	(201)
Recognized net actuarial loss	114	213	350	195

Net periodic benefit cost	$2,869	$4,038	$2,887	$2,413

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenue
North America	$340,127	$263,054	$1,000,327	$762,856
Europe, Africa, Middle East	129,055	144,516	370,874	362,664
Asia Pacific	64,902	38,182	153,817	139,514
Central and South America	21,253	19,787	57,877	59,431

Total revenue	$555,337	$465,539	$1,582,895	$1,324,465

(Loss) income from operations

North America	$(17,059)	$22,525	$23,617	$47,380
Europe, Africa, Middle East	(26,024)	8,879	(22,074)	4,180
Asia Pacific	4,324	1,088	7,050	3,638
Central and South America	2,541	3,247	5,388	8,501

Total (loss) income from operations	$(36,218)	$35,739	$13,981	$63,699

7. Commitments and Contingencies
We have been and may from time to time be named as a defendant in legal actions claiming damages in connection with engineering and construction projects and other matters. These are typically claims that arise in the normal course of business, including employment-related claims and contractual disputes or claims for personal injury or property damage which occur in connection with services performed relating to project or construction sites. Contractual disputes normally involve claims relating to the timely completion of projects, performance of equipment, design or other engineering services or project construction services provided by our subsidiaries. Management does not currently believe that pending contractual, personal injury or property damage claims will have a material adverse effect on our earnings or liquidity.
Antitrust Proceedings—In October 2001, the U.S. Federal Trade Commission (the “FTC” or the “Commission”) filed an administrative complaint (the “Complaint”) challenging our February 2001 acquisition of certain assets of the Engineered Construction Division of Pitt-Des Moines, Inc. (“PDM”) that we acquired together with certain assets of the Water Division of PDM (The Engineered Construction and Water Divisions of PDM are hereafter sometimes referred to as the “PDM Divisions”). The Complaint alleged that the acquisition violated Federal antitrust laws by threatening to substantially lessen competition in four specific business lines in the United States: liquefied nitrogen, liquefied oxygen and liquefied argon (LIN/LOX/LAR) storage tanks; liquefied petroleum gas (LPG) storage tanks; liquefied natural gas (LNG) storage tanks and associated facilities; and field erected thermal vacuum chambers (used for the testing of satellites) (the “Relevant Products”).
On June 12, 2003, an FTC Administrative Law Judge ruled that our acquisition of PDM assets threatened to substantially lessen competition in the four business lines identified above and ordered us to divest within 180 days of a final order all physical assets, intellectual property and any uncompleted construction contracts of the PDM Divisions that we acquired from PDM to a purchaser approved by the FTC that is able to utilize those assets as a viable competitor.

We appealed the ruling to the full Federal Trade Commission. In addition, the FTC Staff appealed the sufficiency of the remedies contained in the ruling to the full Federal Trade Commission. On January 6, 2005, the Commission issued its Opinion and Final Order. According to the FTC’s Opinion, we would be required to divide our industrial division, including employees, into two separate operating divisions, CB&I and New PDM, and to divest New PDM to a purchaser approved by the FTC within 180 days of the Order becoming final. By order dated August 30, 2005, the FTC issued its final ruling substantially denying our petition to reconsider and upholding the Final Order as modified.
We believe that the FTC’s Order and Opinion are inconsistent with the law and the facts presented at trial, in the appeal to the Commission, as well as new evidence following the close of the record. We have filed a petition for review of the FTC Order and Opinion with the United States Court of Appeals for the Fifth Circuit. We are not required to divest any assets until we have exhausted all appeal processes available to us, including the United States Supreme Court. Because (i) the remedies described in the Order and Opinion are neither consistent nor clear, (ii) the needs and requirements of any purchaser of divested assets could impact the amount and type of possible additional assets, if any, to be conveyed to the purchaser to constitute it as a viable competitor in the Relevant Products beyond those contained in the PDM Divisions, and (iii) the demand for the Relevant Products is constantly changing, we have not been able to definitively quantify the potential effect on our financial statements. The divested entity could include, among other things, certain fabrication facilities, equipment, contracts and employees of CB&I. The remedies contained in the Order, depending on how and to the extent they are ultimately implemented to establish a viable competitor in the Relevant Products, could have an adverse effect on us, including the possibility of a potential write-down of the net book value of divested assets, a loss of revenue relating to divested contracts and costs associated with a divestiture.
Securities Class Action—As previously announced, a class action shareholder lawsuit was filed on February 17, 2006 against us, Gerald M. Glenn, Robert B. Jordan, and Richard E. Goodrich in the United States District Court for the Southern District of New York entitled Welmon v. Chicago Bridge & Iron Co. NV, et al. (No. 06 CV 1283). The complaint was filed on behalf of a purported class consisting of all those who purchased or otherwise acquired our securities from March 9, 2005 through February 3, 2006 and were damaged thereby.
The action asserts claims under the U.S. securities laws and alleges, among other things, that we materially overstated our financial results during the class period by misapplying percentage-of-completion accounting and did not follow our publicly stated revenue recognition policies.
Since the initial lawsuit, eleven other suits containing substantially similar allegations and with similar, but not exactly the same, class periods have been filed and have been consolidated in the Southern District of New York.
Under the initial scheduling order, a single Consolidated Amended Complaint is to be filed on or before June 19, 2006. Although we believe that we have meritorious defenses to the claims made in each of the above actions and intend to contest them vigorously, we do not anticipate filing a response until such time as the Consolidated Amended Complaint is filed.
Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. As of September 30, 2005, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 2,829 plaintiffs, and of those claims, approximately 471 claims were pending and 2,358 have been closed through dismissals or settlements. As of September 30, 2005, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount per claim of approximately one thousand dollars. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. We review each case on its own merits and make accruals based on the probability of loss and our ability to estimate the amount of liability and related expenses, if any. We do not currently believe that any unresolved asserted claims will have a material adverse effect on our future results of operations or financial position and at September 30, 2005, we had accrued $1,261 for liability and related expenses. We are unable to quantify estimated recoveries for recognized and unrecognized contingent losses, if any, that may be expected to be recoverable through insurance, indemnification arrangements or other sources because of the variability in the coverage amounts, deductibles, limitations and viability of carriers with respect to our insurance policies for the years in question.
Other—We were served with a subpoena for documents on August 15, 2005 by the Securities and Exchange Commission in connection with its investigation titled “In the Matter of Halliburton Company, File No. HO-9968,” relating to an LNG construction project on Bonny Island, Nigeria, where we served as one of several subcontractors to a Halliburton affiliate. We are cooperating fully with such investigation.
Environmental Matters—Our operations are subject to extensive and changing U.S. federal, state and local laws and regulations, as well as laws of other nations, that establish health and environmental quality standards. These standards, among others, relate to air and water pollutants and the management and disposal of hazardous substances and wastes. We are exposed to potential liability for personal injury or property damage caused by any release, spill, exposure or other accident involving such substances or wastes.
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
8. Income Taxes
The year to date rate increase compared with 2004 was primarily due to the U.S./non-U.S. income mix, the establishment of valuation allowances against foreign losses primarily generated from the EAME segment projects, recording of tax reserves, provision to tax return adjustments and foreign withholding taxes.
9. Financing Arrangements
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
The Credit Agreement contains certain restrictive covenants, including a minimum fixed charge coverage ratio and a minimum net worth level, among other restrictions. The Credit Agreement also places restrictions on us with regard to subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, and mergers and acquisitions, among other restrictions. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the credit facility as well as letter of credit fees on outstanding instruments. The interest, letter of credit fee and commitment fee percentages are based upon our quarterly leverage ratio.
Waivers to the Credit Agreement—As a result of a delay in furnishing financial information for the quarter ended September 30, 2005, we would have been in technical default of covenants related to our revolving credit facility and our senior notes, had waivers not been obtained. On November 14, 2005, we obtained waivers from the bank group and senior noteholders, extending the deadline of our quarterly financial submissions until January 13, 2006. On January 13, 2006, we obtained waivers from the bank group and senior noteholders which extended the deadline until April 1, 2006. On March 30, 2006, we obtained waivers from the bank group and senior noteholders which extended the deadline of our quarterly and fiscal year end 2005 and first quarter 2006 financial submissions until May 31, 2006. On May 31, 2006, we obtained waivers from the bank group and senior noteholders which extended the deadline of our quarterly and fiscal year end 2005 and first quarter 2006 financial submissions until June 16, 2006 and extended the deadline for providing a three year budget until September 30, 2006. Upon obtaining these waivers, we were in compliance with all debt covenants at September 30, 2005.
10. Subsequent Events
Senior Executive Changes—In February 2006, our Supervisory Board announced the terminations of Gerald M. Glenn as Chairman, President and Chief Executive Officer, and Robert B. Jordan as Executive Vice President and Chief Operating Officer, effective February 3, 2006. The Supervisory Board elected Philip K. Asherman as President and Chief Executive Officer and Jerry H. Ballengee as non-executive Chairman. On February 14, 2006, Richard A. Byers resigned as Vice President and acting Chief Financial Officer and Richard E. Goodrich was named acting Chief Financial Officer.
Dutch Court Proceedings—On February 13, 2006, Gerald M. Glenn filed suit against us in the Dutch courts seeking “reinstatement” to his positions as a member of the Supervisory Board of CB&I and as a member of the Managing Board of Directors of Chicago Bridge & Iron Company B.V. (“B.V.”), our indirect wholly-owned subsidiary. Mr. Glenn did not seek to be reappointed as Chairman, President and CEO.
We agreed to provide Mr. Glenn, in his capacity as a member of the CB&I and B.V. Boards, certain documents and information related to our Audit Committee inquiry and, in accordance with his corporate duties and responsibilities as a Board member, the same documents and information that have been made available to the other members of the CB&I and B.V. Boards.
The suit against us in the Dutch courts was dismissed on March 3, 2006.
On May 2, 2006, we executed an Agreement and Mutual Release with Mr. Glenn (see exhibit 10.5 to this Form 10-Q).

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
We are a global engineering, procurement and construction (“EPC”) company serving customers in a number of key industries including oil and gas; petrochemical and chemical; power; water and wastewater; and metals and mining. We have been helping our customers produce, process, store and distribute the world’s natural resources for more than 100 years by supplying a comprehensive range of engineered steel structures and systems. We offer a complete package of design, engineering, fabrication, procurement, construction and maintenance services. Our projects include hydrocarbon processing plants, liquefied natural gas (“LNG”) terminals and peak shaving plants, offshore structures, pipelines, bulk liquid terminals, water storage and treatment facilities, and other steel structures and their associated systems. We have been continuously engaged in the engineering and construction industry since our founding in 1889.
Recent Developments
Audit Committee Inquiry
In October 2005, and in connection with the preparation of our results for the third quarter of 2005, the Audit Committee (the “Audit Committee”) of the Supervisory Board of CB&I received a memo from a senior member of its accounting department alleging accounting improprieties primarily with respect to draft financial results for the third quarter. As a result we did not release the draft financial results nor file our Form 10-Q for the quarter ended September 30, 2005 until the issues in the memo were investigated and resolved. The memo included concerns primarily associated with the accounting for claims on two projects as well as the assessment of costs to complete on two projects. The Audit Committee, composed of independent outside directors, promptly initiated an independent inquiry with respect to these matters and engaged legal counsel and accounting advisors to assist in that inquiry.
The Audit Committee has completed its inquiry, which primarily focused on the circumstances surrounding the preparation of draft results for our 2005 third quarter, including accounting entries made or proposed to be made with respect thereto, and management’s role in that process. The inquiry also dealt with certain other matters related to prior periods. During the course of the Audit Committee inquiry, our management undertook a separate review of the issues raised in the memo and inquiry and the internal controls relating thereto. We have completed our review and concluded that, as they relate to the memo and inquiry, the condensed consolidated financial statements for prior periods are fairly presented as previously issued. We also evaluated the issues raised in the memo and made corrections to the draft third quarter results. The final results for the third quarter of 2005 are included in this Form 10-Q filed concurrently with our 2005 Form 10-K.
Restatement of Quarterly Information
Separate from the issues that were the focus of the inquiry, we recently concluded that certain errors in our financial statements for the second quarter of 2005 related to accounting for project segmentation/intercompany eliminations, project cost estimates not updated, and derivatives required correction. The errors were not material to prior year financial statements. We have restated our second quarter 2005 financial statements. The impact of restating our second quarter was a reduction of $6.2 million of net income or $0.06 per share.
The segmentation/intercompany eliminations error was the result of allocating portions of one contract to different business units within the Company at differing profit margin rates and without eliminating intercompany profits. U.S. GAAP requires that a single contract be recorded unless specific criteria have been met, at the overall contract margin rate. For project cost estimates we found that a project subcontractor cost forecast had not been updated for changes from a lump sum contract to a higher cost time and materials contract. With respect to the accounting for derivatives, losses were incurred on certain foreign currency derivatives used to hedge certain material purchases where hedge effectiveness was lost due to extended delays in the actual purchase of the materials. U.S. GAAP requires immediate recognition of the loss or gain on the derivative in these circumstances and the offsetting gain or loss on the material purchase being hedged is recognized over the life of the project as an adjustment to the overall project margin.
Material Weaknesses
In connection with the aforementioned Audit Committee inquiry and our review of internal controls over financial reporting, we identified the following material weaknesses:
Control Environment — An entity level material weakness existed related to the control environment component of internal control over financial reporting. The ineffective control environment related to management communication and actions that, in certain instances, overly emphasized meeting earnings targets resulting in or contributing to the lack of adherence to existing internal control procedures and U.S. GAAP. Additionally, we did not provide adequate support and resources at appropriate levels to prevent and detect lack of compliance with our existing policies and procedures.
Project Accounting — A material weakness existed related to controls over project accounting. On certain projects, cost estimates were not updated to reflect current information and insufficient measures were taken to independently verify uniform and reliable cost estimates by certain field locations, and on some contracts revenues were initially recorded on change orders/claims without proper support or verification. Additionally, insufficient measures were taken to determine that when one Company subsidiary subcontracts a portion of a customer contract to another subsidiary that the profit margin on the subcontract was consistent with the profit margin on the overall contract with the customer and intercompany profit was eliminated as required by U.S. GAAP.
Because of the material weaknesses described above, our management concluded that our internal control over financial reporting was not effective. In light of these issues, we delayed filing both our third quarter and annual audited financial statements and performed additional analyses and other procedures to determine that our condensed consolidated financial statements included in this Form 10-Q were prepared in accordance with U.S. GAAP. These measures included, among other things, an extensive review of certain of our existing contracts to determine proper reporting of financial performance. As a result of these and other expanded procedures, we concluded that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
We have implemented or will implement enhancements to our internal control over financial reporting which are designed to address the two material weaknesses and add additional rigor to internal controls.
Management Changes
In February 2006, our Supervisory Board announced the terminations of Gerald M. Glenn as Chairman, President and Chief Executive Officer, and Robert B. Jordan as Executive Vice President and Chief Operating Officer, effective February 3, 2006. The Supervisory Board elected Philip K. Asherman as President and Chief Executive Officer and Jerry H. Ballengee as non-executive Chairman. On February 14, 2006, Richard A. Byers resigned as Vice President and acting Chief Financial Officer and Richard E. Goodrich was named acting Chief Financial Officer.
Results of Operations
New Business Taken/Backlog—During the three months ended September 30, 2005, new business taken, representing the value of new project commitments received during a given period, was $681.9 million, compared with $503.7 million in the comparable 2004 period. These commitments are included in backlog until work is performed and revenue is recognized or until cancellation. Approximately 54% of the new business taken during the third quarter of 2005 was for contracts awarded in the North America segment. New business during the quarter included the previously announced LNG import terminal in Canada and the liquefied petroleum gas and petrochemical storage award in the Middle East. New business taken for the first nine months of 2005 was $2.6 billion compared with $1.2 billion for the same period last year.
Backlog increased $1.8 billion or 116% to $3.3 billion at September 30, 2005 compared with the year-earlier period, primarily due to the significant new awards during the last twelve months.
Revenue—Revenue during the three months ended September 30, 2005 of $555.3 million increased $89.8 million, or 19%, compared with the same period in 2004. Revenue grew $77.1 million, or 29% in the North America segment as a result of higher backlog going into the year and a larger volume of LNG and process related work in the U.S. Revenue decreased 11% in the Europe, Africa, Middle East (“EAME”) segment, due mainly to the effects of provisions for a project forecasted to be in a significant loss position during the third quarter of 2005, partially offset by the significant LNG projects under way in the United Kingdom. Revenue increased 70% in the Asia Pacific (“AP”) segment due to higher volume in Australia, and was 7% higher in the Central and South America (“CSA”) segment due to higher backlog going into the year and higher new awards. Revenue for the first nine months of 2005 increased $258.4 million to $1.6 billion, compared with $1.3 billion in the year-earlier period for the reasons noted in the quarterly discussion above.
Gross (Loss) Profit— Gross (loss) profit for the three and nine months ended 2005 was ($13.7) million and $89.3 million, or 5.6% of revenue, respectively, compared with $59.7 million, or 12.8% of revenue, and $136.0 million, or 10.3% of revenue, for the comparable periods of 2004. The 2005 and 2004 results were impacted by several key factors including the following:
•	In both periods, we recognized potentially unrecoverable costs on certain projects forecasted to close in a significant loss position. For the nine months ended September 30, total provisions charged to earnings during 2005 were comparable to 2004.

•	During 2005, we increased forecasted construction costs to complete several projects in the U.S., primarily related to third party construction sublets. As further described below, these forecasted costs increased substantially during the third quarter of 2005 due to tight market conditions, which were further impacted by Hurricanes Katrina and Rita.

•	During the first half of 2004 we reported substantial savings on several U.S. projects that were substantially complete. In 2005, we did not experience similar savings and as a result of revisions to total cost estimates on certain U.S. projects anticipated savings were not fully realized in 2005.

•	During the three and nine months ended September 30, 2005 we reported significant foreign currency exchange losses, primarily attributable to the mark-to-market of hedges, compared with exchange gains in the comparable periods of 2004.

•	During 2005, we incurred significant legal and consulting fees to pursue claims recovery on several projects. During 2004, we incurred minimal fees associated with claims pursuit and negotiated recovery of a claim that had been previously written off.
North America
Our North America segment was impacted by several key factors, including recognition of potentially unrecoverable costs on two projects, one that is substantially complete and another that was partially canceled and is currently on hold, as well as increases in forecasted costs to complete several projects in the U.S. resulting from higher than expected construction costs, primarily related to third party construction sublets. Our third party construction sublet costs increased substantially during the third quarter of 2005 due to tight market conditions, which were further impacted by the effects of Hurricanes Katrina and Rita. The reconstruction effort led by FEMA attracted a large portion of construction capacity, raising cost profiles and making resources scarce for other work in the U.S. unrelated to Gulf Coast reconstruction efforts. The impact of these factors is expected to be limited to certain projects in backlog, as escalation clauses, cost adjustments, or similar protections have been included in our bids for new projects.
North America Projects in a Loss Position
Our gross profit was negatively affected by the provision for potentially unrecoverable costs on a non-construction, fabrication-only project in the U.S. The project was scheduled for completion by the end of 2006, but a dispute arose. We have ceased fabrication and we and our customer have filed legal claims against one another for breach of contract. Because the contract is currently forecasted to result in a loss, provision for such loss was made resulting in a $9.4 million charge to earnings in the first nine months of 2005. The loss does not include possible additional losses that might be incurred in connection with the termination dispute.
A second project, where we had engineering, procurement and construction responsibility, was forecasted to close in a profitable position through the first quarter of 2005. However, as the project moved into the construction phase during the second quarter, construction costs increased substantially as a result of engineering changes and the cost escalation factors previously described above. As the project was forecasted to close in a loss position in the second quarter, provision for such loss was made, resulting in a $5.8 million charge to earnings in the period. During the third quarter, there were additional unexpected increases in third party sublet costs primarily as a result of scarcity of resources due to Hurricanes Katrina and Rita. As such, provisions for additional losses were made in the third quarter, resulting in a $4.9 million charge to earnings in this period. Total provisions charged to earnings during the first nine months of 2005 for this project were $9.6 million.
During the first nine months of 2004, we had recognized charges of $23.0 million relative to unrecoverable costs associated with a completed contract in this segment. No significant provisions were charged to earnings for this project during the first nine months of 2005.
EAME
The decrease in the EAME segment for the three and nine months ended September 30, 2005, was primarily attributable to provisions for a project forecasted to be in a loss position, as further described below, higher legal costs associated with the pursuit of claims recovery and progress on a mix of lower margin work compared with the comparable periods of 2004. Provisions charged to income in the first nine months of 2004 within this segment for an unrelated project in a loss position within our Saudi region were $25.4 million. There were no significant charges to earnings during the first nine months of 2005 for this project.
EAME Project in a Loss Position
A project in the Europe region of our EAME segment was forecasted to close in a profitable position through the second quarter of 2005. However, in the third quarter of 2005, our forecast of total project costs increased as a result of a series of unforeseen events. We had previously committed to completing a section of the project prior to the winter season on an accelerated basis. However, due to the early onset of harsh weather conditions, savings from the expected early completion were not realized and additional costs were required for demobilization, storage and remobilization procedures. These procedures required additional costs for various items, including expatriate civil supervision, termination benefits for local direct hire employees and retraining of civil workers to be hired to complete this work upon remobilization. Also impacting the project was a shortage of available local specialty material. This required substantial increases in cost estimates due to increased market prices for the material and unexpected freight costs during a period of escalating fuel prices. As a result of these previously unforeseen events, in the third quarter of 2005 we increased our estimate of all costs expected to be incurred to complete the project. As the project was forecasted to result in a loss in the third quarter, provision for such loss was made in the period. Also during the third quarter, as a result of a change in the probability of collection of certain claims previously recognized to the extent of identified cost incurred, we established a $3.0 million reserve for such claims. These increased forecasted costs and reserves were provided for in the period, resulting in a total charge of $33.2 million in the third quarter. Total provisions charged to earnings during the first nine months of 2005 for this project were $31.1 million.
Other
At September 30, 2005, we had outstanding unapproved change orders/claims recognized of $48.0 million, net of reserves, of which $43.5 million is associated with a completed project in our EAME segment. Regarding the change orders/claims associated with the EAME segment project, we have received substantial cash advances. While we have received a settlement offer for more than the cash received through September 30, 2005, we believe our net exposure is approximately $11.1 million, which represents the contract price less cash received to date. If in the future we determine collection of the $43.5 million of unapproved change orders/claims is not probable, it would result in a charge to earnings in the period such determination is made. Net outstanding unapproved change orders/claims recognized as of December 31, 2004 were $46.1 million.
Selling and Administrative Expenses—Selling and administrative expenses for the three months ended September 30, 2005 were $22.7 million, or 4.1% of revenue, compared with $23.3 million, or 5.0% of revenue, for the comparable period in 2004. Selling and administrative expenses for the nine months ended September 30, 2005 were $76.5 million, or 4.8% of revenue, compared with $70.8 million, or 5.3% of revenue, for the comparable period in 2004. The absolute dollar increase compared with 2004 for the nine months ended September 30, 2005 primarily relates to increased professional fees, including fees relating to the proceedings involving the U.S. Federal Trade Commission.
(Loss) Income from Operations—During the three and nine months ended September 30, 2005, (loss) income from operations was ($36.2) million and $14.0 million, respectively, representing a $72.0 million and $49.7 million decrease compared with the comparable periods of 2004. As described above, our results were unfavorably impacted by lower gross profit levels.
Interest Expense and Interest Income—Interest expense for the third quarter 2005 decreased $0.6 million from the prior year to $1.8 million, primarily due to a scheduled principal installment payment of $25 million on our senior notes, partially offset by interest associated with our contingent tax obligations. Interest income for the third quarter 2005 increased $0.9 million compared to the prior year due to higher short-term investment levels and higher associated yields.
Income Tax Benefit (Expense)—Income tax benefit for the three months ended September 30, 2005 was $5.9 million resulting from significant operating losses as discussed above, compared to income tax expense of $11.5 million, or 33.7% of pre-tax income for the comparable 2004 period. Income tax expense for the nine months ended September 30, 2005 and 2004 was $10.3 million, or 87.8% of pre-tax income, and $19.5 million, or 33.0% of pre-tax income, respectively. The year to date rate increase compared with 2004 was primarily due to the U.S./non-U.S. income mix, the establishment of valuation allowances against foreign losses primarily generated from the previously discussed EAME segment projects, recording of tax reserves, provision to tax return adjustments and foreign withholding taxes.
Minority Interest in (Income) Loss—Minority interest in income for the three months ended September 30, 2005 was $1.3 million compared with $1.0 million for the comparable period in 2004. Minority interest in income for the nine months ended September 30, 2005 was $2.6 million compared with minority interest in loss of $1.6 million for the comparable period in 2004. The year-to-date change compared with 2004 primarily relates to recognition during 2004 of our minority partner’s share of significant project cost provisions within our EAME segment.
Liquidity and Capital Resources
As a result of a delay in furnishing financial information for the quarter ended September 30, 2005, we would have been in technical default of covenants related to our revolving credit facility and our senior notes, had waivers not been obtained. On November 14, 2005, we obtained waivers from the bank group and senior noteholders, extending the deadline of our quarterly financial submissions until January 13, 2006. On January 13, 2006, we obtained waivers from the bank group and senior noteholders which extended the deadline until April 1, 2006. On March 30, 2006, we obtained waivers from the bank group and senior noteholders which extended the deadline of our quarterly and fiscal year end 2005 and first quarter 2006 financial submissions until May 31, 2006. On May 31, 2006, we obtained waivers from the bank group and senior noteholders which extended the deadline of our quarterly and fiscal year end 2005 and first quarter 2006 financial submissions until June 16, 2006 and extended the deadline for providing a three year budget until September 30, 2006. Upon obtaining these waivers, we were in compliance with all debt covenants at September 30, 2005.
At September 30, 2005, cash and cash equivalents totaled $227.6 million.
Operating – During the first nine months of 2005, our operations generated $49.9 million of cash flows primarily attributable to decreased working capital levels.
Investing – In the first nine months of 2005, we incurred $26.1 million for capital expenditures, primarily for field equipment to support projects in our EAME and North America segments. We continue to evaluate and selectively pursue opportunities for expansion of our business through acquisition of complementary businesses. These acquisitions, if they arise, may involve the use of cash or may require debt or equity financing.
Financing – Net cash flows utilized in financing activities were $34.7 million. Cash provided by financing activities included $8.6 million from the issuance of common stock, primarily from the exercise of stock options. Cash utilized during the nine month period included the payment of the first of three equal annual installments of $25.0 million on our senior notes during the third quarter and approximately $4.0 million to repurchase 191,500 shares of our stock at an average price of $20.76 per share. Uses of cash also included $8.8 million for the payment of dividends.
Subsequent to September 30, 2005, a former executive received, pursuant to and as required by the Management Defined Contribution Plan dated March 26, 1997 (“Plan”), distribution of approximately 2.5 million restricted stock units from a rabbi trust. To satisfy our responsibility under the Plan for all applicable tax withholding, we withheld approximately 0.9 million shares, as treasury shares, and utilized $20.1 million of cash to pay withholding tax on this taxable share distribution.
Our primary internal source of liquidity is cash flow generated from operations. Capacity under a revolving credit facility is also available, if necessary, to fund operating or investing activities. We have a five-year $600.0 million, committed and unsecured revolving credit facility, which terminates in May 2010. As of September 30, 2005, no direct borrowings were outstanding under the revolving credit facility, but we had issued $162.8 million of letters of credit under the five-year facility. As of September 30, 2005, we had $437.2 million of available capacity under this facility. The facility contains certain restrictive covenants, including a minimum fixed charge coverage ratio and a minimum net worth level, among other restrictions. The facility also places restrictions on us with regard to subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, and mergers and acquisitions, among other restrictions.
We also have various short-term, uncommitted revolving credit facilities across several geographic regions of approximately $602.3 million. These facilities are generally used to provide letters of credit or bank guarantees to customers in the ordinary course of business to support advance payments, as performance guarantees or in lieu of retention on our contracts. At September 30, 2005, we had available capacity of $282.6 million under these uncommitted facilities. In addition to providing letters of credit or bank guarantees, we also issue surety bonds in the ordinary course of business to support our contract performance.
As previously referenced, we issue letters of credit and bank guarantees in the ordinary course of business for performance, advance payments from the customer, or in lieu of retention. Subsequent to September 30, 2005, we provided $21.5 million of cash collateral as support for a bank guarantee issued under a U.K. banking facility. Under the terms of the collateral agreement, the cash will remain restricted until the guarantee has terminated, expired or has been replaced by another bank. We intend to replace or remove the bank guarantee, thereby removing the restriction on our cash.
Our senior notes also contain a number of restrictive covenants, including a maximum leverage ratio and minimum levels of net worth and debt and fixed charge ratios, among other restrictions. The notes also place restrictions on us with regard to investments, other debt, subsidiary indebtedness, sales of assets, liens, nature of business conducted and mergers, among other restrictions.
As of September 30, 2005, the following commitments were in place to support our ordinary course obligations:

	Amounts of Commitments by Expiration Period
(In thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Letters of Credit/Bank Guarantees	$482,484	$213,503	$190,236	$78,745	$—
Surety Bonds	368,025	297,466	69,008	1,551	—

Total Commitments	$850,509	$510,969	$259,244	$80,296	$—

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
We are a defendant in a number of lawsuits arising in the normal course of business and we have in place appropriate insurance coverage for the type of work that we have performed. As a matter of standard policy, we review our litigation accrual quarterly and as further information is known on pending cases, increases or decreases, as appropriate, may be recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies.”
For a discussion of pending litigation, including lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed, matters involving the U.S. Federal Trade Commission and securities class action lawsuits against us, see Note 7 to our condensed consolidated financial statements.
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
We have no other significant off-balance sheet arrangements.
New Accounting Standards
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). This standard requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Compensation cost will generally be based on the grant-date fair value of the equity or liability instrument issued, and will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) applies to all awards granted for fiscal years beginning after June 15, 2005, to awards modified, repurchased, or cancelled after that date and to the portion of outstanding awards for which the requisite service has not yet been rendered. For share-based awards that accelerate the vesting terms based upon retirement, SFAS No. 123(R) requires compensation cost to be recognized through the date that the employee first becomes eligible for retirement, rather than upon actual retirement as is currently practiced. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under the current guidelines. We anticipate applying the modified prospective method as prescribed under SFAS No. 123(R) upon adoption. Pro forma results, which approximate the historical impact of this standard, are presented under the stock plans heading of Note 1 to our condensed consolidated financial statements.
Staff Accounting Bulletin 107 (“SAB 107”) was issued in March of 2005 and provides guidance on implementing SFAS No. 123(R). SAB 107 will impact our accounting for stock held in trust upon the adoption of SFAS No. 123(R) as it requires for share-based payments that could require the employer to redeem the equity instruments for cash that the redemption amount should be classified outside of permanent equity (temporary equity). While the stock held in trust contains a put feature back to us, the stock held in trust is presented as permanent equity in our historical financial statements with an offsetting stock held in trust contra equity account as allowed under existing rules. SAB 107 also requires that if the share-based payments are based on fair value (which is our case) subsequent increases or decreases in the fair value do not impact income applicable to common shareholders but temporary equity should be recorded at fair value with changes in fair value reflected by offsetting impacts recorded directly to retained earnings. As a result, at adoption of SFAS No. 123(R), we will record $40.3 million of redeemable common stock with an offsetting decrease to additional paid in capital to reflect the fair value of share-based payments that could require cash funding by us. Subsequent movements in the fair value of the $40.3 million of redeemable common stock will be recorded to retained earnings. There will be no effect on earnings per share.
In October 2005, the FASB issued FASB Staff Position (“FSP”) FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FAS 123(R)” (“FSP 123(R)-2”). FSP 123(R)-2 provides guidance on the application of grant date as defined in SFAS No. 123(R). In accordance with this standard, a grant date of an award exists if a) the award is a unilateral grant and b) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. We will adopt this standard when we adopt SFAS No. 123(R), and we do not anticipate that it will have a material impact on our consolidated financial position, results of operations or cash flows.
In November 2005, the FASB issued FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). FSP 123(R)-3 provides an elective alternative method that establishes a computational component to arrive at the beginning balance of the additional paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact of the additional paid-in-capital pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123(R). We are currently evaluating this transition method.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—A replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for, and reporting of, a change in accounting principles. This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Under previous guidance, changes in accounting principle were recognized as a cumulative effect in the net income of the period of the change. SFAS No. 154 requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. Additionally, this Statement requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a “restatement.” The provisions in SFAS No. 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We intend to adopt the disclosure requirements upon the effective date of the pronouncement. We do not believe that the adoption of this pronouncement will have a material effect on our consolidated financial position, results of operations or cash flows.
In June 2005, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. Adoption of this standard is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.
In October 2005, the FASB issued FSP No. 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP 13-1”). Generally, the staff position requires companies to expense rental costs incurred during a construction period. FSP 13-1 is effective for fiscal years beginning after December 15, 2005. We do not believe that the adoption of this pronouncement will have a material effect on our consolidated financial position, results of operations or cash flows.
Critical Accounting Estimates
The discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Our management has discussed the development and selection of our critical accounting estimates with the Audit Committee of our Supervisory Board of Directors. Actual results may differ from these estimates under different assumptions or conditions.
We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:
Revenue Recognition— Revenue is primarily recognized using the percentage-of-completion method. A significant portion of our work is performed on a fixed-price or lump-sum basis. The balance of our work is performed on variations of cost reimbursable and target price approaches. Contract revenue is accrued based on the percentage that actual costs-to-date bear to total estimated costs. We utilize this cost-to-cost approach as we believe this method is less subjective than relying on assessments of physical progress. We follow the guidance of the Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” for accounting policies relating to our use of the percentage-of-completion method, estimating costs, revenue recognition and unapproved change order/claim recognition. The use of estimated cost to complete each contract, while the most widely recognized method used for percentage-of-completion accounting, is a significant variable in the process of determining income earned and is a significant factor in the accounting for contracts. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates.
Contract revenue reflects the original contract price adjusted for approved change orders and estimated minimum recoveries of unapproved change orders and claims. We recognize unapproved change orders and claims to the extent that related costs have been incurred when it is probable that they will result in additional contract revenue and their value can be reliably estimated. At September 30, 2005, we had outstanding unapproved change orders/claims recognized of $48.0 million, net of reserves, of which $43.5 million in associated with a completed project in our EAME segment. Regarding the change orders/claims associated with the EAME segment project, we have received substantial cash advances. While we have received a settlement offer for more than the cash received through September 30, 2005, we believe our net exposure is approximately $11.1 million, which represents the contract price less cash received to date. If in the future we determine collection of the $43.5 million of unapproved change orders/claims is not probable, it would result in a charge to earnings in the period such determination is made. Net outstanding unapproved change orders/claims recognized as of December 31, 2004 were $46.1 million.
Losses expected to be incurred on contracts in progress are charged to earnings in the period such losses are known. Provisions for additional costs associated with contracts projected to be in a significant loss position at September 30, 2005 resulted in $45.8 million and $52.3 million of charges to earnings in the three and nine month periods ended September 30, 2005. Charges to earnings in the comparable periods of 2004 were $2.1 million and $48.4 million.
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

Financial Instruments— Although we do not engage in currency speculation, we periodically use forward contracts to mitigate certain operating exposures, as well as hedge intercompany loans utilized to finance non-U.S. subsidiaries. Forward contracts utilized to mitigate operating exposures are generally designated as “cash flow hedges” under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Therefore, gains and losses associated with marking highly effective instruments to market are included in accumulated other comprehensive loss on the condensed consolidated balance sheets, while the gains and losses associated with instruments deemed ineffective during the period were recognized within cost of revenue in the condensed consolidated statements of income. Additionally, gains or losses on forward contracts to hedge intercompany loans are included within cost of revenue in the condensed consolidated statements of income. Our other financial instruments are not significant.
Income Taxes—Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The final realization of the deferred tax asset depends on our ability to generate sufficient taxable income of the appropriate character in the future and in appropriate jurisdictions.
Under the guidance of SFAS No. 5, we provide for income taxes in situations where we have and have not received tax assessments. Taxes are provided in those instances where we consider it probable that additional taxes will be due in excess of amounts reflected in income tax returns filed worldwide. As a matter of standard policy, we continually review our exposure to additional income taxes due and as further information is known, increases or decreases, as appropriate, may be recorded in accordance with SFAS No. 5.
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
Recoverability of Goodwill—Effective January 1, 2002, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets,” which states that goodwill and indefinite-lived intangible assets are no longer to be amortized but are to be reviewed annually for impairment. The goodwill impairment analysis required under SFAS No. 142 requires us to allocate goodwill to our reporting units, compare the fair value of each reporting unit with our carrying amount, including goodwill, and then, if necessary, record a goodwill impairment charge in an amount equal to the excess, if any, of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. The primary method we employ to estimate these fair values is the discounted cash flow method. This methodology is based, to a large extent, on assumptions about future events which may or may not occur as anticipated, and such deviations could have a significant impact on the estimated fair values calculated. These assumptions include, but are not limited to, estimates of future growth rates, discount rates and terminal values of reporting units. Our goodwill balance at September 30, 2005, was $231.1 million.
Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements. You should read carefully any statements containing the words “expect,” “believe,” “anticipate,” “project,” “estimate,” “predict,” “intend,” “should,” “could,” “may,” “might,” or similar expressions or the negative of any of these terms.
Forward-looking statements involve known and unknown risks and uncertainties. In addition to the material risks described in “Item 1A. Risk Factors” of this Form 10-Q, that may cause our actual results, performance or achievements to be materially different from those expressed or implied by any forward-looking statements, the following factors could also cause our results to differ from such statements:
•	our ability to realize cost savings from our expected execution performance of contracts;

•	the uncertain timing and the funding of new contract awards, and project cancellations and operating risks;

•	cost overruns on fixed price, target price or similar contracts;

•	risks associated with percentage-of-completion accounting;

•	our ability to settle or negotiate unapproved change orders and claims;

•	changes in the costs or availability of, or delivery schedule for, components, materials, labor or subcontractors;

•	adverse impacts from weather may affect our performance and timeliness of completion, which could lead to increased costs and affect the costs or availability of, or delivery schedule for, components, materials, labor or subcontractors;

•	increased competition;

•	fluctuating revenue resulting from a number of factors, including the cyclical nature of the individual markets in which our customers operate;

•	lower than expected activity in the hydrocarbon industry, demand from which is the largest component of our revenue;

•	lower than expected growth in our primary end markets, including but not limited to LNG and clean fuels;

•	risks inherent in our acquisition strategy and our ability to obtain financing for proposed acquisitions;

•	our ability to integrate and successfully operate acquired businesses and the risks associated with those businesses;

•	adverse outcomes of pending claims or litigation or the possibility of new claims or litigation, including pending securities class action litigation, and the potential effect on our business, financial condition and results of operations;

•	the ultimate outcome or effect of the pending Federal Trade Commission order on our business, financial condition and results of operations;

•	two material weaknesses have been identified in our internal control over financial reporting, which could adversely affect our ability to report our financial condition and results of operations accurately and on a timely basis;

•	lack of necessary liquidity to finance expenditures prior to the receipt of payment for the performance of contracts and to provide bid and performance bonds and letters of credit securing our obligations under our bids and contracts;

•	proposed and actual revisions to U.S. and non-U.S. tax laws, and interpretation of said laws, and U.S. tax treaties with non-U.S. countries (including the Netherlands), that seek to increase income taxes payable;

•	political and economic conditions including, but not limited to, war, conflict or civil or economic unrest in countries in which we operate; and

•	a downturn or disruption in the economy in general.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in foreign currency exchange rates, which may adversely affect our results of operations and financial condition. One exposure to fluctuating exchange rates relates to the effects of translating the financial statements of our non-U.S. subsidiaries, which are denominated in currencies other than the U.S. dollar, into the U.S. dollar. The foreign currency translation adjustments are recognized in shareholders’ equity in accumulated other comprehensive loss as cumulative translation adjustment, net of any applicable tax. We generally do not hedge our exposure to potential foreign currency translation adjustments.
Another form of foreign currency exposure relates to our non-U.S. subsidiaries’ normal contracting activities. We generally try to limit our exposure to foreign currency fluctuations in most of our engineering, procurement and construction contracts through provisions that require customer payments in U.S. dollars or other currencies corresponding to the currency in which costs are incurred. As a result, we generally do not need to hedge foreign currency cash flows for contract work performed. However, where construction contracts do not contain foreign currency provisions, we generally use forward exchange contracts to hedge foreign currency exposure of forecasted transactions and firm commitments. The gains and losses on these contracts are intended to offset changes in the value of the related exposures. However, certain of these hedges became ineffective during the year as it became probable that their underlying forecasted transaction would not occur within their originally specified periods of time. The loss associated with these instruments’ change in fair value totaled $2.7 million and was recognized within cost of revenue in the condensed consolidated statement of income. As of September 30, 2005, the notional amount of cash flow hedge contracts outstanding was $250.3 million, and the total notional amount exceeded the total present value of these contracts by approximately $9.5 million. The terms of these contracts extend up to three years.
In circumstances where intercompany loans and/or borrowings are in place with non-U.S. subsidiaries, we will also use forward contracts which generally offset any translation gains/losses of the underlying transactions. If the timing or amount of foreign-denominated cash flows vary, we incur foreign exchange gains or losses, which are included within cost of revenue in the condensed consolidated statements of income. We do not use financial instruments for trading or speculative purposes.
The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and notes payable approximates their fair values because of the short-term nature of these instruments. See Note 4 to our condensed consolidated financial statements for quantification of our financial instruments.
Item 4. Controls and Procedures
Disclosure Controls and Procedures— Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are controls and other procedures that are designed to provide reasonable assurance that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and acting Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this Form 10-Q, our management, with the participation of our CEO and our acting CFO, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. In making this evaluation, our management considered the material weaknesses discussed below and based on this evaluation, our CEO and acting CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2005.
In light of the material weaknesses described below, we delayed filing our third quarter financial statements and performed additional analyses and other procedures to determine that our condensed consolidated financial statements included in this Form 10-Q were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These measures included, among other things, an extensive review of certain of our existing contracts to ensure proper reporting of financial performance. As a result of these and other expanded procedures, we concluded that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.
Changes in Internal Controls— Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Our evaluation was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Based on our evaluation under the framework in Internal Control – Integrated Framework, our principal executive officer and principal financial officer concluded our internal control over financial reporting was not effective as of September 30, 2005. Management reviewed the results of its assessment with the Audit Committee of our Supervisory Board, and based on this assessment, management determined that there were two material weaknesses in our internal control over financial reporting. A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
Management concluded we had the following two material weaknesses in our internal control over financial reporting as of September 30, 2005:
1.	Control Environment - An entity level material weakness existed related to the control environment component of internal control over financial reporting. The ineffective control environment related to management communication and actions that, in certain instances, overly emphasized meeting earnings targets resulting in or contributing to the lack of adherence to existing internal control procedures and U.S. GAAP. Additionally, we did not provide adequate support and resources at appropriate levels to prevent and detect lack of compliance with our existing policies and procedures. This material weakness could affect our ability to provide accurate financial information and it specifically resulted in certain adjustments to the draft financial statements for the third quarter.

2.	Project Accounting — A material weakness existed related to controls over project accounting. On certain projects, cost estimates were not updated to reflect current information and insufficient measures were taken to independently verify uniform and reliable cost estimates by certain field locations, and on some contracts revenues were initially recorded on change orders/claims without proper support or verification. Additionally, insufficient measures were taken to determine that when one Company subsidiary subcontracts a portion of a customer contract to another subsidiary that the profit margin on the subcontract was consistent with the profit margin on the overall contract with the customer and intercompany profit was eliminated as required by U.S. GAAP. This material weakness could affect project related accounts, and it specifically resulted in adjustments to revenue and cost of sales on certain contracts in connection with our restatement of previously reported financial statements for the second quarter of 2005 and in connection with our preparation of draft financial statements for the third quarter of 2005.
Included in our system of internal control are written policies, an organizational structure providing division of responsibilities, the selection and training of qualified personnel and a program of financial and operations reviews by our professional staff of corporate auditors. There were no changes in our internal controls over financial reporting that occurred during the three-month period ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, during the three month period ended December 31, 2005, and continuing through the date of this filing, we evaluated and where necessary adjusted, and in some instances, implemented, compensating internal controls and will continue to monitor and where required remediate controls in an ongoing process to strengthen and improve the internal control over financial reporting as well as the level of assurance regarding the accuracy of our financial information. We have identified the following steps to enhance reasonable assurance of achieving our desired control objectives:
Control Environment
•	Separate the functions of procurement and project controls from operations in a new organizational structure with an independent reporting line.

•	Reiterate the necessity to provide continuing education of risks and responsibilities required of a public company for executive and business unit management.

•	Increase the visibility, role and involvement of the compliance program and related processes.

•	Emphasize compliance with applicable policies and internal controls through management training and accountability at all levels.

•	Install new upper and mid-level managers with demonstrated commitment to encouraging independent and thorough analysis of project cost and claim estimation.

•	Separate the positions of CEO and Chairman of the Board.
Project Accounting
•	Assign responsibility to a project controls function to proactively document, expedite and communicate the activities and outcomes of the project change management process.

•	Assign responsibility to a project controls function to proactively review, analyze and forecast project costs independently from operations.

•	Enhance operational and financial review process, at the business unit level, for all projects worldwide.

•	Reiterate to all financial controllers the requirements of Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”).

•	Emphasize need to monitor compliance with policies and internal controls through internal audit and financial compliance function, periodic reviews and audits.

•	Develop company or corporate level controls to monitor significant projects on a periodic basis.
Management recognizes that many of the enhancements require continual monitoring and evaluation for effectiveness, which will depend on maintaining a strong internal audit and financial compliance function. The development of these actions has been an evolving and iterative process and will continue as we evaluate our internal controls over financial reporting.

Management will review progress on these activities on a consistent and ongoing basis at the CEO level, across the senior management team and in conjunction with our Audit Committee and Supervisory Board. We also plan on taking additional steps to elevate company awareness and communications of these important issues through formal channels such as company meetings, departmental meetings and training.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We have been and may from time to time be named as a defendant in legal actions claiming damages in connection with engineering and construction projects and other matters. These are typically claims that arise in the normal course of business, including employment-related claims and contractual disputes or claims for personal injury or property damage which occur in connection with services performed relating to project or construction sites. Contractual disputes normally involve claims relating to the timely completion of projects, performance of equipment, design or other engineering services or project construction services provided by our subsidiaries. Management does not currently believe that pending contractual, personal injury or property damage claims will have a material adverse effect on our earnings or liquidity.
Antitrust Proceedings—In October 2001, the U.S. Federal Trade Commission (the “FTC” or the “Commission”) filed an administrative complaint (the “Complaint”) challenging our February 2001 acquisition of certain assets of the Engineered Construction Division of Pitt-Des Moines, Inc. (“PDM”) that we acquired together with certain assets of the Water Division of PDM (The Engineered Construction and Water Divisions of PDM are hereafter sometimes referred to as the “PDM Divisions”). The Complaint alleged that the acquisition violated Federal antitrust laws by threatening to substantially lessen competition in four specific business lines in the United States: liquefied nitrogen, liquefied oxygen and liquefied argon (LIN/LOX/LAR) storage tanks; liquefied petroleum gas (LPG) storage tanks; liquefied natural gas (LNG) storage tanks and associated facilities; and field erected thermal vacuum chambers (used for the testing of satellites) (the “Relevant Products”).
On June 12, 2003, an FTC Administrative Law Judge ruled that our acquisition of PDM assets threatened to substantially lessen competition in the four business lines identified above and ordered us to divest within 180 days of a final order all physical assets, intellectual property and any uncompleted construction contracts of the PDM Divisions that we acquired from PDM to a purchaser approved by the FTC that is able to utilize those assets as a viable competitor.
We appealed the ruling to the full Federal Trade Commission. In addition, the FTC Staff appealed the sufficiency of the remedies contained in the ruling to the full Federal Trade Commission. On January 6, 2005, the Commission issued its Opinion and Final Order. According to the FTC’s Opinion, we would be required to divide our industrial division, including employees, into two separate operating divisions, CB&I and New PDM, and to divest New PDM to a purchaser approved by the FTC within 180 days of the Order becoming final. By order dated August 30, 2005, the FTC issued its final ruling substantially denying our petition to reconsider and upholding the Final Order as modified.
We believe that the FTC’s Order and Opinion are inconsistent with the law and the facts presented at trial, in the appeal to the Commission, as well as new evidence following the close of the record. We have filed a petition for review of the FTC Order and Opinion with the United States Court of Appeals for the Fifth Circuit. We are not required to divest any assets until we have exhausted all appeal processes available to us, including the United States Supreme Court. Because (i) the remedies described in the Order and Opinion are neither consistent nor clear, (ii) the needs and requirements of any purchaser of divested assets could impact the amount and type of possible additional assets, if any, to be conveyed to the purchaser to constitute it as a viable competitor in the Relevant Products beyond those contained in the PDM Divisions, and (iii) the demand for the Relevant Products is constantly changing, we have not been able to definitely quantify the potential effect on our financial statements. The divested entity could include, among other things, certain fabrication facilities, equipment, contracts and employees of CB&I. The remedies contained in the Order, depending on how and to the extent they are ultimately implemented to establish a viable competitor in the Relevant Products, could have an adverse effect on us, including the possibility of a potential write-down of the net book value of divested assets, a loss of revenue relating to divested contracts and costs associated with a divestiture.
Securities Class Action—As previously announced, a class action shareholder lawsuit was filed on February 17, 2006 against us, Gerald M. Glenn, Robert B. Jordan, and Richard E. Goodrich in the United States District Court for the Southern District of New York entitled Welmon v. Chicago Bridge & Iron Co. NV, et al. (No. 06 CV 1283). The complaint was filed on behalf of a purported class consisting of all those who purchased or otherwise acquired our securities from March 9, 2005 through February 3, 2006 and were damaged thereby.
The action asserts claims under the U.S. securities laws and alleges, among other things, that we materially overstated our financial results during the class period by misapplying percentage-of-completion accounting and did not follow our publicly stated revenue recognition policies.
Since the initial lawsuit, eleven other suits containing substantially similar allegations and with similar, but not exactly the same, class periods have been filed and have been consolidated in the Southern District of New York.
Under the initial scheduling order, a single Consolidated Amended Complaint is to be filed on or before June 19, 2006. Although we believe that we have meritorious defenses to the claims made in each of the above actions and intend to contest them vigorously, we do not anticipate filing a response until such time as the Consolidated Amended Complaint is filed.
Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. As of September 30, 2005, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 2,829 plaintiffs, and of those claims, approximately 471 claims were pending and 2,358 have been closed through dismissals or settlements. As of September 30, 2005, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount per claim of approximately one thousand dollars. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. We review each case on its own merits and make accruals based on the probability of loss and our ability to estimate the amount of liability and related expenses, if any. We do not currently believe that any unresolved asserted claims will have a material adverse effect on our future results of operations or financial position and at September 30, 2005, we had accrued $1,261 for liability and related expenses. We are unable to quantify estimated recoveries for recognized and unrecognized contingent losses, if any, that may be expected to be recoverable through insurance, indemnification arrangements or other sources because of the variability in the coverage amounts, deductibles, limitations and viability of carriers with respect to our insurance policies for the years in question.
Other—We were served with a subpoena for documents on August 15, 2005 by the Securities and Exchange Commission in connection with its investigation titled “In the Matter of Halliburton Company, File No. HO-9968,” relating to an LNG construction project on Bonny Island, Nigeria, where we served as one of several subcontractors to a Halliburton affiliate. We are cooperating fully with such investigation.
Environmental Matters—Our operations are subject to extensive and changing U.S. federal, state and local laws and regulations, as well as laws of other nations, that establish health and environmental quality standards. These standards, among others, relate to air and water pollutants and the management and disposal of hazardous substances and wastes. We are exposed to potential liability for personal injury or property damage caused by any release, spill, exposure or other accident involving such substances or wastes.
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
Item 1A. Risk Factors
The section entitled “Risk Factors” under “Item 1. Business” of our Form 10-K for the year ended December 31, 2004 includes a detailed discussion of our risk factors. The information presented below updates, and supersedes the risk factor information disclosed in the Form 10-K filed March 11, 2005.
Risk Factors Relating to Our Business
We Are Currently Subject to Securities Class Action Litigation, the Unfavorable Outcome of Which Might Have a Material Adverse Effect on Our Financial Condition, Results of Operations and Cash Flow.
As previously announced, a class action shareholder lawsuit was filed on February 17, 2006 against us, Gerald M. Glenn, Robert B. Jordan, and Richard E. Goodrich in the United States District Court for the Southern District of New York entitled Welmon v. Chicago Bridge & Iron Co. NV, et al. (No. 06 CV 1283). The complaint was filed on behalf of a purported class consisting of all those who purchased or otherwise acquired our securities from March 9, 2005 through February 3, 2006 and were damaged thereby.
The action asserts claims under the U.S. securities laws and alleges, among other things, that we materially overstated our financial results during the class period by misapplying percentage-of-completion accounting and did not follow our publicly stated revenue recognition policies.
Since the initial lawsuit, eleven other suits containing substantially similar allegations and with similar, but not exactly the same, class periods have been filed and have been consolidated in the Southern District of New York.
Under the initial scheduling order, a single Consolidated Amended Complaint is to be filed on or before June 19, 2006. Although we believe that we have meritorious defenses to the claims made in each of the above actions and intend to contest them vigorously, we do not anticipate filing a response until such time as the Consolidated Amended Complaint is filed.
An adverse result could reduce our available cash and necessitate increased borrowings under our credit facility, leaving less capacity available for letters of credit to support our new business, or result in our inability to comply with the covenants of our credit facility and other financing arrangements.
Our Revenue, Cash Flow and Earnings May Fluctuate, Creating Potential Liquidity Issues and Possible Under-Utilization of Our Assets.
Our revenue, cash flow and earnings may fluctuate from quarter to quarter due to a number of factors. Our revenue, cash flow and earnings are dependent upon major construction projects in cyclical industries, including the hydrocarbon refining, natural gas and water industries. The selection of, timing of or failure to obtain projects, delays in awards of projects, cancellations of projects or delays in completion of contracts could result in the under-utilization of our assets and reduce our cash flows. Moreover, construction projects for which our services are contracted may require significant expenditures by us prior to receipt of relevant payments by a customer and may expose us to potential credit risk if such customer should encounter financial difficulties. Such expenditures could reduce our cash flows and necessitate increased borrowings under our credit facilities. Finally, the winding down or completion of work on significant projects that were active in previous periods will reduce our revenue and earnings if such significant projects have not been replaced in the current period.

Our New Business Awards and Liquidity May Be Adversely Affected by Bonding Capacity.
A portion of our new business requires the support of bid, performance, payment and retention bonds. Our primary use of surety bonds is to support water and wastewater treatment and standard tank projects in the U.S. A restriction, reduction, termination or change in surety agreements could limit our ability to bid on new project opportunities, thereby limiting our awards for new business, or increase our letter of credit utilization in lieu of bonds, thereby reducing availability under our credit facilities.
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
In addition, changing taxes, price controls, and laws and regulations may reduce the level of activity in the hydrocarbon industry. These factors are beyond our control. Reduced activity in the hydrocarbon industry could result in a reduction of our revenue and earnings and possible under-utilization of our assets.
Intense Competition in the Engineering and Construction Industry Could Reduce Our Market Share and Earnings.
We serve markets that are highly competitive and in which a large number of multinational companies compete. In particular, the engineering, procurement and construction markets are highly competitive and require substantial resources and capital investment in equipment, technology and skilled personnel. Competition also places downward pressure on our contract prices and margins. Intense competition is expected to continue in these markets, presenting us with significant challenges in our ability to maintain strong growth rates and acceptable margins. If we are unable to meet these competitive challenges, we could lose market share to our competitors and experience an overall reduction in our earnings.
We Could Lose Money if We Fail to Accurately Estimate Our Costs or Fail to Execute Within Our Cost Estimates on Fixed-Price, Lump-Sum Contracts.
Most of our net revenue is derived from fixed-price, lump-sum contracts. Under these contracts, we perform our services and execute our projects at a fixed price and, as a result, benefit from cost savings, but we may be unable to recover any cost overruns. If our cost estimates for a contract are inaccurate, or if we do not execute the contract within our cost estimates, we may incur losses or the project may not be as profitable as we expected. In addition, we are sometimes required to incur costs in connection with modifications to a contract (change orders) that may be unapproved by the customer as to scope and/or price, or to incur unanticipated costs (claims), including costs for customer-caused delays, errors in specifications or designs, or contract termination, that we may not be able to recover from our customer, or otherwise. These, in turn, could negatively impact our cash flow and earnings. The revenue, cost and gross profit realized on such contracts can vary, sometimes substantially, from the original projections due to changes in a variety of factors, including but not limited to:
•	unanticipated technical problems with the structures or systems being supplied by us, which may require that we spend our own money to remedy the problem;

•	changes in the costs of components, materials, labor or subcontractors;

•	difficulties in obtaining required governmental permits or approvals;

•	changes in local laws and regulations;

•	changes in local labor conditions;

•	project modifications creating unanticipated costs;

•	delays caused by local weather conditions; and

•	our suppliers’ or subcontractors’ failure to perform.
These risks are exacerbated if the duration of the project is long-term because there is an increased risk that the circumstances upon which we based our original bid will change in a manner that increases costs. In addition, we sometimes bear the risk of delays caused by unexpected conditions or events.
Our Use of the Percentage-of-Completion Method of Accounting Could Result in a Reduction or Reversal of Previously Recorded Revenue and Profit.
Revenue is primarily recognized using the percentage-of-completion method. A significant portion of our work is performed on a fixed-price or lump-sum basis. The balance of our work is performed on variations of cost reimbursable and target price approaches. Contract revenue is accrued based on the percentage that actual costs-to-date bear to total estimated costs. We utilize this cost-to-cost approach as we believe this method is less subjective than relying on assessments of physical progress. We follow the guidance of the Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” for accounting policies relating to our use of the percentage-of-completion method, estimating costs, revenue recognition, and unapproved change order/claim recognition. The use of estimated cost to complete each contract, while the most widely recognized method used for percentage-of-completion accounting, is a significant variable in the process of determining income earned and is a significant factor in the accounting for contracts. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates, which may result in a reduction or reversal of previously recorded revenue and profit.
We Have Identified Two Material Weaknesses in our Internal Control Over Financial Reporting, Which Could Adversely Affect our Ability to Report our Financial Condition and Results of Operations Accurately and on a Timely Basis.
In connection with our Audit Committee inquiry and our review of internal controls over financial reporting, we have identified two material weaknesses in our internal control. For a discussion of our internal control over financial reporting and a description of the identified two material weaknesses, see “Item 4. Controls and Procedures.”
Material weaknesses in our internal control over financial reporting could adversely impact our ability to provide timely and accurate financial information, as recently occurred. While we have implemented or will implement enhancements to our internal control over financial reporting which are designed to address the two material weaknesses and add additional rigor to internal controls, if we are unsuccessful in implementing or following our remediation plan, or fail to update our internal controls as our business evolves or to integrate acquired businesses into our control systems, we may not be able to timely or accurately report our financial condition, results of operations or cash flows, or maintain effective disclosure controls and procedures. If we are unable to report financial information timely and accurately or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions by the Securities and Exchange Commission (“SEC”) and the New York Stock Exchange (“NYSE”), including a delisting from the NYSE, securities litigation, events of default under our credit facilities and senior note agreement, and a general loss of investor confidence, any one of which could adversely affect our business prospects and the valuation of our common stock. In addition, we may not be able to raise capital through the issuance of additional common shares or complete an acquisition utilizing our common shares.
Our Acquisition Strategy Involves a Number of Risks.
We intend to pursue growth through the opportunistic acquisition of companies or assets that will enable us to broaden the types of projects we execute and also expand into new markets to provide more cost-effective customer solutions. We routinely review potential acquisitions. However, we may be unable to implement this growth strategy if we cannot identify suitable companies or assets, reach agreement on potential strategic acquisitions on acceptable terms or for other reasons. Moreover, our acquisition strategy involves certain risks, including:
•	difficulties in the integration of operations and systems;

•	the key personnel and customers of the acquired company may terminate their relationships with the acquired company;

•	we may experience additional financial and accounting challenges and complexities in areas such as tax planning, treasury management, financial reporting and internal controls;

•	we may assume or be held liable for risks and liabilities (including for environmental-related costs) as a result of our acquisitions, some of which we may not discover during our due diligence;

•	our ongoing business may be disrupted or receive insufficient management attention; and

•	we may not be able to realize the cost savings or other financial benefits we anticipated.
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
Our Projects Expose Us to Potential Professional Liability, Product Liability, or Warranty or Other Claims.
We engineer and construct (and our structures typically are installed in) large industrial facilities in which system failure can be disastrous. We may also be subject to claims resulting from the subsequent operations of facilities we have installed. In addition, our operations are subject to the usual hazards inherent in providing engineering and construction services, such as the risk of work accidents, fires and explosions. These hazards can cause personal injury and loss of life, business interruptions, property damage, pollution and environmental damage. We may be subject to claims as a result of these hazards.
Although we generally do not accept liability for consequential damages in our contracts, any catastrophic occurrence in excess of insurance limits at projects where our structures are installed or services are performed could result in significant professional liability, product liability, warranty and other claims against us. These liabilities could exceed our current insurance coverage and the fees we derive from those structures and services. These claims could also make it difficult for us to obtain adequate insurance coverage in the future at a reasonable cost. Clients or subcontractors that have agreed to indemnify us against such losses may refuse or be unable to pay us. A partially or completely uninsured claim, if successful, could result in substantial losses and reduce cash available for our operations.
We Are Exposed to Potential Environmental Liabilities.
We are subject to environmental laws and regulations, including those concerning:
•	emissions into the air;

•	discharge into waterways;

•	generation, storage, handling, treatment and disposal of waste materials; and

•	health and safety.
Our businesses often involve working around and with volatile, toxic and hazardous substances and other highly regulated materials, the improper characterization, handling or disposal of which could constitute violations of U.S. federal, state or local laws and regulations and laws of other nations, and result in criminal and civil liabilities. Environmental laws and regulations generally impose limitations and standards for certain pollutants or waste materials and require us to obtain permits and comply with various other requirements. Governmental authorities may seek to impose fines and penalties on us, or revoke or deny issuance or renewal of operating permits for failure to comply with applicable laws and regulations. We are also exposed to potential liability for personal injury or property damage caused by any release, spill, exposure or other accident involving such substances or materials.
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
Although we maintain liability insurance, this insurance is subject to coverage limitations, deductibles and exclusions and may exclude coverage for losses or liabilities relating to pollution damage. We may incur liabilities that may not be covered by insurance policies, or, if covered, the dollar amount of such liabilities may exceed our policy limits. Such claims could also make it more difficult for us to obtain adequate insurance coverage in the future at a reasonable cost. A partially or completely uninsured claim, if successful, could cause us to suffer a significant loss and reduce cash available for our operations.
Certain Remedies Ordered in a Federal Trade Commission Order Could Adversely Affect Us.
In October 2001, the U.S. Federal Trade Commission (the “FTC” or the “Commission”) filed an administrative complaint (the “Complaint”) challenging our February 2001 acquisition of certain assets of the Engineered Construction Division of Pitt-Des Moines, Inc. (“PDM”) that we acquired together with certain assets of the Water Division of PDM (The Engineered Construction and Water Divisions of PDM are hereafter sometimes referred to as the “PDM Divisions”). The Complaint alleged that the acquisition violated Federal antitrust laws by threatening to substantially lessen competition in four specific business lines in the United States: liquefied nitrogen, liquefied oxygen and liquefied argon (LIN/LOX/LAR) storage tanks; liquefied petroleum gas (LPG) storage tanks; liquefied natural gas (LNG) storage tanks and associated facilities; and field erected thermal vacuum chambers (used for the testing of satellites) (the “Relevant Products”).

On June 12, 2003, an FTC Administrative Law Judge ruled that our acquisition of PDM assets threatened to substantially lessen competition in the four business lines identified above and ordered us to divest within 180 days of a final order all physical assets, intellectual property and any uncompleted construction contracts of the PDM Divisions that we acquired from PDM to a purchaser approved by the FTC that is able to utilize those assets as a viable competitor.
We appealed the ruling to the full Federal Trade Commission. In addition, the FTC Staff appealed the sufficiency of the remedies contained in the ruling to the full Federal Trade Commission. On January 6, 2005, the Commission issued its Opinion and Final Order. According to the FTC’s Opinion, we would be required to divide our industrial division, including employees, into two separate operating divisions, CB&I and New PDM, and to divest New PDM to a purchaser approved by the FTC within 180 days of the Order becoming final. By order dated August 30, 2005, the FTC issued its final ruling substantially denying our petition to reconsider and upholding the Final Order as modified.
We believe that the FTC’s Order and Opinion are inconsistent with the law and the facts presented at trial, in the appeal to the Commission, as well as new evidence following the close of the record. We have filed a petition for review of the FTC Order and Opinion with the United States Court of Appeals for the Fifth Circuit. We are not required to divest any assets until we have exhausted all appeal processes available to us, including the United States Supreme Court. Because (i) the remedies described in the Order and Opinion are neither consistent nor clear, (ii) the needs and requirements of any purchaser of divested assets could impact the amount and type of possible additional assets, if any, to be conveyed to the purchaser to constitute it as a viable competitor in the Relevant Products beyond those contained in the PDM Divisions, and (iii) the demand for the Relevant Products is constantly changing, we have not been able to definitively quantify the potential effect on our financial statements. The divested entity could include, among other things, certain fabrication facilities, equipment, contracts and employees of CB&I. The remedies contained in the Order, depending on how and to the extent they are ultimately implemented to establish a viable competitor in the Relevant Products, could have an adverse effect on us, including the possibility of a potential write-down of the net book value of divested assets, a loss of revenue relating to divested contracts and costs associated with a divestiture.
We Cannot Predict the Outcome of the Current Investigation by the Securities and Exchange Commission in Connection with its Investigation Titled “In the Matter of Halliburton Company, File No. HO-9968.”
We were served with a subpoena for documents on August 15, 2005 by the SEC in connection with its investigation titled “In the Matter of Halliburton Company, File No. HO-9968,” relating to an LNG construction project on Bonny Island, Nigeria, where we served as one of several subcontractors to a Halliburton affiliate. We are cooperating fully with such investigation.
We Are and Will Continue to Be Involved in Litigation That Could Negatively Impact Our Earnings and Financial Condition.
We have been and may from time to time be named as a defendant in legal actions claiming damages in connection with engineering and construction projects and other matters. These are typically claims that arise in the normal course of business, including employment-related claims and contractual disputes or claims for personal injury (including asbestos-related lawsuits) or property damage which occur in connection with services performed relating to project or construction sites. Contractual disputes normally involve claims relating to the timely completion of projects, performance of equipment, design or other engineering services or project construction services provided by our subsidiaries. Management does not currently believe that pending contractual, personal injury or property damage claims will have a material adverse effect on our earnings or liquidity; however, such claims could have such an effect in the future. We may incur liabilities that may not be covered by insurance policies, or, if covered, the dollar amount of such liabilities may exceed our policy limits or fall below applicable deductibles. A partially or completely uninsured claim, if successful and of significant magnitude, could cause us to suffer a significant loss and reduce cash available for our operations.

We May Not Be Able to Fully Realize the Revenue Value Reported in Our Backlog.
We have a backlog of work to be completed on contracts totaling $3.3 billion as of September 30, 2005. Backlog develops as a result of new business taken, which represents the revenue value of new project commitments received by us during a given period. Backlog consists of projects which have either (i) not yet been started or (ii) are in progress and are not yet complete. In the latter case, the revenue value reported in backlog is the remaining value associated with work that has not yet been completed. We cannot guarantee that the revenue projected in our backlog will be realized, or if realized, will result in earnings. From time to time, projects are cancelled that appeared to have a high certainty of going forward at the time they were recorded as new business taken. In the event of a project cancellation, we may be reimbursed for certain costs but typically have no contractual right to the total revenue reflected in our backlog. In addition to being unable to recover certain direct costs, cancelled projects may also result in additional unrecoverable costs due to the resulting under-utilization of our assets. Finally, poor project or contract performance could also unfavorably impact our earnings.
Political and Economic Conditions, Including War or Conflict, in Non-U.S. Countries in Which We Operate Could Adversely Affect Us.
A significant number of our projects are performed outside the United States, including in developing countries with political and legal systems that are significantly different from those found in the United States. We expect non-U.S. sales and operations to continue to contribute materially to our earnings for the foreseeable future. Non-U.S. contracts and operations expose us to risks inherent in doing business outside the United States, including:
•	unstable economic conditions in the non-U.S. countries in which we make capital investments, operate and provide services;

•	the lack of well-developed legal systems in some countries in which we operate, which could make it difficult for us to enforce our contracts;

•	expropriation of property;

•	restriction on the right to convert or repatriate currency; and

•	political upheaval and international hostilities, including risks of loss due to civil strife, acts of war, guerrilla activities, insurrections and acts of terrorism.
Political instability risks may arise from time to time on a country-by-country (not geographic segment) basis where we happen to have a large active project. For example, we continue to operate in Saudi Arabia where terrorist activity might significantly increase our costs or cause a delay in the completion of a project. However, we believe that the recent level of threat from terrorists in Saudi Arabia has been reduced and at present, we are contracting for and building our standard work projects with a minimum level of expatriate employees. We will continue with this strategy until risks of terrorist activity are reduced to a level where expatriate employees and additional support services can be maintained in Saudi Arabia. Having reduced our current activity in Venezuela to a low level, having the aforementioned strategy in Saudi Arabia and having no current projects in Iraq, we do not believe we have any material risks at the present time attributable to political instability.
We Are Exposed to Possible Losses from Foreign Exchange Risks.
We are exposed to market risk from changes in foreign currency exchange rates. Our exposure to changes in foreign currency exchange rates arises from receivables, payables, forecasted transactions and firm commitments from international transactions, as well as intercompany loans used to finance non-U.S. subsidiaries. We may incur losses from foreign currency exchange rate fluctuations if we are unable to convert foreign currency in a timely fashion. We seek to minimize the risks from these foreign currency exchange rate fluctuations through a combination of contracting methodology and, when deemed appropriate, use of foreign currency forward contracts. In circumstances where we utilize forward contracts, our results of operations might be negatively impacted if the underlying transactions occur at different times or in different amounts than originally anticipated. Regional differences have little bearing on how we view or handle our currency exposure, as we approach all these activities in the same manner. We do not use financial instruments for trading or speculative purposes.
We Have a Risk that Our Goodwill and Indefinite-Lived Intangible Assets May be Impaired and Result in a Charge to Income.
We have accounted for our past acquisitions using the “purchase” method of accounting. Under the purchase method we recorded, at fair value, assets acquired and liabilities assumed, and we recorded as goodwill the difference between the cost of acquisitions and the sum of the fair value of tangible and identifiable intangible assets acquired, less liabilities assumed. Indefinite-lived intangible assets were segregated from goodwill and recorded based upon expected future recovery of the underlying assets. At September 30, 2005, our goodwill balance was $231.1 million, attributable to the excess of the purchase price over the fair value of assets acquired relative to acquisitions within our North America segment and our Europe, Africa, Middle East segment. Our indefinite-lived intangible assets balance as of September 30, 2005, was $24.9 million, primarily attributable to tradenames purchased in conjunction with the 2000 Howe-Baker International acquisition. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), our recorded goodwill and indefinite-lived intangible asset balances are not amortized but instead are subject to an impairment review on at least an annual basis. Since our adoption of SFAS No. 142 during the first quarter of 2002, we have had no indicators of impairment. In the future, if our goodwill or other intangible assets were determined to be impaired, the impairment would result in a charge to income from operations in the year of the impairment with a resulting decrease in our recorded net worth.
If We Are Unable to Attract and Retain Key Personnel, Our Business Could Be Adversely Affected.
Our future success depends on our ability to attract, retain and motivate highly skilled personnel in various areas, including engineering, project management and senior management. If we do not succeed in retaining and motivating our current employees and attracting new high quality employees, our business could be adversely affected.
Uncertainty in Enforcing United States Judgments Against Netherlands Corporations, Directors and Others Could Create Difficulties for Holders of Our Securities.
We are a Netherlands company and a significant portion of our assets are located outside the United States. In addition, members of our management and supervisory boards may be residents of countries other than the United States. As a result, effecting service of process on each person may be difficult, and judgments of United States courts, including judgments against us or members of our management or supervisory boards predicated on the civil liability provisions of the federal or state securities laws of the United States, may be difficult to enforce.
There Are Risks Related to Our Previous Use of Arthur Andersen LLP as Our Independent Public Accountant.
In 2002, Arthur Andersen LLP, our former independent public accountant, ceased practicing before the SEC. Although we immediately replaced Arthur Andersen with Deloitte & Touche LLP effective May 10, 2002, as our independent registered public accountant, we did not engage Deloitte & Touche to re-audit our Consolidated Financial Statements for the fiscal year ended December 31, 2001. Our current independent registered public accountant is Ernst & Young LLP, who has also not been engaged to re-audit our Consolidated Financial Statements for the fiscal year ended December 31, 2001.
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

Risk Factors Associated with Our Common Stock
Our Revenue Is Unpredictable, our Operating Results Are Likely to Fluctuate from Quarter to Quarter, and if We Fail to Meet Expectations of Securities Analysts or Investors, Our Stock Price Could Decline Significantly.
Our revenue and earnings may fluctuate from quarter to quarter due to a number of factors, including the selection of, timing of, or failure to obtain projects, delays in awards of projects, cancellations of projects, delays in the completion of contracts and the timing of approvals of change orders or recoveries of claims against our customers. It is likely that in some future quarters our operating results may fall below the expectations of investors, as they did in 2005. In this event, the trading price of our common stock could decline significantly.
Certain Provisions of Our Articles of Association and Netherlands Law May Have Possible Anti-Takeover Effects.
Our Articles of Association and the applicable law of The Netherlands contain provisions that may be deemed to have anti-takeover effects. Among other things, these provisions provide for a staggered board of Supervisory Directors, a binding nomination process and supermajority shareholder voting requirements for certain significant transactions. Such provisions may delay, defer or prevent takeover attempts that shareholders might consider in the best interests of shareholders. In addition, certain United States tax laws, including those relating to possible classification as a “controlled foreign corporation” described below, may discourage third parties from accumulating significant blocks of our common shares.
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
Under the double taxation convention in effect between The Netherlands and the United States (the “Treaty”), dividends paid by Chicago Bridge & Iron Company N.V. (“CB&I N.V.”) to a resident of the United States (other than an exempt organization or exempt pension organization) are generally eligible for a reduction of the 25% Netherlands withholding tax to 15%, or in the case of certain U.S. corporate shareholders owning at least 10% of the voting power of CB&I N.V., 5%, unless the common shares held by such residents are attributable to a business or part of a business that is, in whole or in part, carried on through a permanent establishment or a permanent representative in The Netherlands. Dividends received by exempt pension organizations and exempt organizations, as defined in the Treaty, are completely exempt from the withholding tax. A holder of common shares other than an individual will not be eligible for the benefits of the Treaty if such holder of common shares does not satisfy one or more of the tests set forth in the limitation on benefits provisions of Article 26 of the Treaty. According to an anti-dividend stripping provision, no exemption from, reduction of, or refund of, Netherlands withholding tax will be granted if the ultimate recipient of a dividend paid by CB&I N.V. is not considered to be the beneficial owner of such dividend. The ability of a holder of common shares to take a credit against its U.S. taxable income for Netherlands withholding tax may be limited.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
     (a) Exhibits
10.1(2) Note Purchase Agreement dated as of July 1, 2001
(a)(5) Limited Waiver dated as of November 14, 2005 to the Note Purchase Agreement dated July 1, 2001

(b)(6) Limited Waiver dated as of January 13, 2006 to the Note Purchase Agreement dated July 1, 2001

(c)(9) Limited Waiver dated as of March 30, 2006 to the Note Purchase Agreement dated July 1, 2001

(d)(1) Limited Waiver dated as of May 30, 2006 to the Note Purchase Agreement dated July 1, 2001
10.2(3) Amended and Restated Five-Year Revolving Credit Facility Agreement dated May 12, 2005
(a)(5) Waiver dated as of November 14, 2005 to the Amended and Restated Five-Year Credit Agreement

(b)(6) Waiver dated as of January 13, 2006 to the Amended and Restated Five-Year Credit Agreement

(c)(9) Waiver dated as of March 30, 2006 to the Amended and Restated Five-Year Credit Agreement

(d)(1) Waiver dated as of May 31, 2006 to the Amended and Restated Five-Year Credit Agreement
10.3(4) Severance Agreement and Release and Waiver between the Company and Richard E. Goodrich dated October 8, 2005
(a)(8) Letter Agreement dated February 13, 2006 amending the Severance Agreement and Release and Waiver between the Company and Richard E. Goodrich

(b)(9) Letter Agreement dated March 31, 2006 amending the Severance Agreement and Release and Waiver between the Company and Richard E. Goodrich

(c)(10) Letter Agreement dated April 28, 2006 amending the Severance Agreement and Release and Waiver between the Company and Richard E. Goodrich
10.4(7) Stay Bonus Agreement between the Company and Tommy C. Rhodes dated January 27, 2006

10.5(10) Agreement and Mutual Release between Chicago Bridge & Iron Company (Delaware), Chicago Bridge & Iron Company N.V., Chicago Bridge & Iron Company B.V. and Gerald M. Glenn, executed May 2, 2006

31.1(1) Certification Pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1) Certification Pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1) Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1) Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith

(2)	Incorporated by reference from the Company’s 2001 Form 8-K dated September 17, 2001

(3)	Incorporated by reference from the Company’s 2005 Form 8-K dated May 25, 2005

(4)	Incorporated by reference from the Company’s 2005 Form 8-K dated October 11, 2005

(5)	Incorporated by reference from the Company’s 2005 Form 8-K dated November 17, 2005

(6)	Incorporated by reference from the Company’s 2006 Form 8-K dated January 13, 2006

(7)	Incorporated by reference from the Company’s 2006 Form 8-K dated February 2, 2006

(8)	Incorporated by reference from the Company’s 2006 Form 8-K dated February 15, 2006

(9)	Incorporated by reference from the Company’s 2006 Form 8-K dated March 31, 2006

(10)	Incorporated by reference from the Company’s 2006 Form 8-K dated May 4, 2006

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chicago Bridge & Iron Company N.V.

/s/ PHILIP K. ASHERMAN Philip K. Asherman
(Authorized Signer)

/s/ RICHARD E. GOODRICH Richard E. Goodrich
(Acting Principal Financial Officer)
Date: May 31, 2006

EXHIBIT INDEX
Exhibits
10.1(2) Note Purchase Agreement dated as of July 1, 2001
(a)(5) Limited Waiver dated as of November 14, 2005 to the Note Purchase Agreement dated July 1, 2001

(b)(6) Limited Waiver dated as of January 13, 2006 to the Note Purchase Agreement dated July 1, 2001

(c)(9) Limited Waiver dated as of March 30, 2006 to the Note Purchase Agreement dated July 1, 2001

(d)(1) Limited Waiver dated as of May 30, 2006 to the Note Purchase Agreement dated July 1, 2001
10.2(3) Amended and Restated Five-Year Revolving Credit Facility Agreement dated May 12, 2005
(a)(5) Waiver dated as of November 14, 2005 to the Amended and Restated Five-Year Credit Agreement

(b)(6) Waiver dated as of January 13, 2006 to the Amended and Restated Five-Year Credit Agreement

(c)(9) Waiver dated as of March 30, 2006 to the Amended and Restated Five-Year Credit Agreement

(d)(1) Waiver dated as of May 31, 2006 to the Amended and Restated Five-Year Credit Agreement
10.3(4) Severance Agreement and Release and Waiver between the Company and Richard E. Goodrich dated October 8, 2005
(a)(8) Letter Agreement dated February 13, 2006 amending the Severance Agreement and Release and Waiver between the Company and Richard E. Goodrich

(b)(9) Letter Agreement dated March 31, 2006 amending the Severance Agreement and Release and Waiver between the Company and Richard E. Goodrich
(c)(10) Letter Agreement dated April 28, 2006 amending the Severance Agreement and Release and Waiver between the Company and Richard E. Goodrich
10.4(7) Stay Bonus Agreement between the Company and Tommy C. Rhodes dated January 27, 2006

10.5(10) Agreement and Mutual Release between Chicago Bridge & Iron Company (Delaware), Chicago Bridge & Iron Company N.V., Chicago Bridge & Iron Company B.V. and Gerald M. Glenn, executed May 2, 2006

31.1(1) Certification Pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1) Certification Pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1) Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1) Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith

(2)	Incorporated by reference from the Company’s 2001 Form 8-K dated September 17, 2001

(3)	Incorporated by reference from the Company’s 2005 Form 8-K dated May 25, 2005

(4)	Incorporated by reference from the Company’s 2005 Form 8-K dated October 11, 2005

(5)	Incorporated by reference from the Company’s 2005 Form 8-K dated November 17, 2005

(6)	Incorporated by reference from the Company’s 2006 Form 8-K dated January 13, 2006

(7)	Incorporated by reference from the Company’s 2006 Form 8-K dated February 2, 2006

(8)	Incorporated by reference from the Company’s 2006 Form 8-K dated February 15, 2006

(9)	Incorporated by reference from the Company’s 2006 Form 8-K dated March 31, 2006

(10)	Incorporated by reference from the Company’s 2006 Form 8-K dated May 4, 2006