Form 10-K
period 2005-12-31
CHICAGO BRIDGE & IRON CO N V
filed 2006-06-01
CIK 1027884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐     NO ☑

If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  YES ☐     NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☐     NO ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐     NO ☑

Aggregate market value of common stock held by non-affiliates, based on a New York Stock Exchange closing price of $22.86 as of June 30, 2005, was $2,238,475,614.

The number of shares outstanding of a single class of common stock as of May 1, 2006 was 97,754,840.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2006 Proxy Statement	Part III

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

PART I

Item 1.	Business

Founded in 1889, Chicago Bridge & Iron Company N.V. and Subsidiaries (“CB&I”) is one of the world’s leading engineering, procurement and construction (“EPC”) companies, specializing in lump-sum turnkey projects for customers that produce, process, store and distribute the world’s natural resources. With more than 60 locations and approximately 10,000 employees worldwide, we capitalize on our global expertise and local knowledge to reliably and safely deliver projects virtually anywhere. CB&I is a fully integrated EPC service provider, offering a complete package of conceptual design, engineering, procurement, fabrication, field erection, mechanical installation and commissioning. Our projects include hydrocarbon processing plants, liquefied natural gas (“LNG”) terminals and peak shaving plants, offshore structures, pipelines, bulk liquid terminals, water storage and treatment facilities, and other steel structures and their associated systems. We also provide a broad range of repair and maintenance services, including complete turnarounds for petroleum refining and petrochemical plants. During 2005, we worked on approximately 650 contracts for customers in a variety of industries. Over the last several years, our customers have included:

•	large U.S., multinational and state-owned oil companies, such as Shell, ExxonMobil, Marathon, Valero Energy Corporation, BP, ConocoPhillips, Chevron, Saudi Aramco, Qatar Petroleum and Plus Petrol;

•	large EPC companies, such as Chiyoda, Bechtel, KBR and Technip;

•	LNG and natural gas producers and distributors, such as Dominion, Yankee Gas, South Hook LNG and Grain LNG;

•	municipal and private water companies.

Services

We provide a wide range of innovative and value-added EPC services, including:

Process and Technology.  We provide EPC services for customers in the hydrocarbon industry, specializing in natural gas processing plants, refinery and petrochemical process units, and hydrogen and synthesis gas plants. We also provide offshore structures for oil and gas production and pipelines for product distribution. Natural gas processing plants treat natural gas to meet pipeline requirements and to recover valuable liquids and other enhanced products, through such technologies as cryogenic separation, amine treatment, dehydration and liquids fractionation. Refinery and petrochemical process units enable customers to extract products from the top and middle streams of the crude oil barrel using technologies such as catalytic reforming, vacuum and atmospheric distillation, fuels and distillate hydrotreating, hydrodesulfurization, alkylation and isomerization. Synthesis gas plants generate industrial gases for use in a variety of industries through technologies such as steam methane and auto-thermal reforming, partial oxidation reactors and pressure swing adsorption purification.

Low Temperature/Cryogenic Tanks and Systems.  These facilities are used primarily for the storage and handling of liquefied gases. We specialize in providing refrigerated turnkey terminals and tanks. Refrigerated tanks are built from special steels and alloys that have properties to withstand cold temperatures at the storage pressure. These systems usually include special refrigeration systems to maintain the gases in liquefied form at the storage pressure. Applications extend from low temperature (+30 F to −100 F) to cryogenic (−100 F to −423 F). Customers in the petroleum, chemical, petrochemical, specialty gas, natural gas, power generation and agricultural industries use these tanks and systems to store and handle liquefied gases such as LNG, methane, ethane, ethylene, liquefied petroleum gas (“LPG”), propane, propylene, butane, butadiene, anhydrous ammonia, oxygen, nitrogen, argon and hydrogen.

Pressure Vessels.  Pressure vessels are built primarily from high strength carbon steel plates which may be formed in one of our fabrication shops and are welded together at the job site. Pressure vessels are constructed in a variety of shapes and sizes, some weighing in excess of 700 tons, with wall thickness in excess of four inches. Existing customers represent a cross-section of the petroleum, petrochemical, chemical, and pulp and paper industries, where process applications of high pressure and/or temperature are required. Typical pressure vessel usage includes process and storage vessels in the petroleum, petrochemical, and chemical industry; digesters in the pulp and paper industry; and egg-shaped digesters for wastewater treatment. We have designed and erected pressure vessels throughout the world.

Standard Tanks.  Our standard tanks include aboveground storage systems and water storage and treatment structures. Aboveground storage tanks are sold primarily to customers operating in the petroleum, petrochemical and chemical industries. This industrial customer group includes nearly all of the world’s major oil and chemical companies. Aboveground tanks can be used for storage of crude oil, refined products such as gasoline, raw water, potable water, chemicals, petrochemicals and a large variety of feedstocks for the manufacturing industry. The water storage line includes single pedestal spheroid, fluted column and concrete elevated tanks, as well as standpipes and reservoirs. These structures have a capacity range from 25,000 gallons to more than 30,000,000 gallons. Water storage structures provide potable water reserves and supply pressure to the water distribution system. The water treatment line includes solids contact clarifiers and standpipe mixing systems.

Specialty and Other Structures.  Our specialty and other structures are marketed to a diverse group of customers. Examples of specialty structures include processing facilities or components used in the iron, aluminum and mining industries, hydroelectric structures such as penstocks and spiral cases, and other unique engineered structures.

Repairs and Turnarounds.  Repair, maintenance and modification services are performed primarily on flat bottom tanks and pressure vessels for customers in the petroleum, chemical, petrochemical and water industries. A turnaround is a planned shutdown of a refinery, chemical plant or other process unit for repair and maintenance of equipment and associated systems. The work is usually scheduled on a multi-shift, seven day-per-week basis to minimize downtime of the facility. This service often requires short cycle times and unique construction procedures. We offer this service worldwide to our customers in the petroleum, petrochemical and chemical industries.

Certain Acquisitions

On April 29, 2003, we acquired certain assets and assumed certain liabilities of Petrofac Inc., an EPC company serving the hydrocarbon processing industry, for $26.6 million, including transaction costs. The acquired operations, located in Tyler, Texas, have been fully integrated into our North America segment’s CB&I Howe-Baker unit and have expanded our capacity to engineer, fabricate and install EPC projects for the oil refining, oil production, gas treating and petrochemical industries.

On May 30, 2003, we acquired certain assets and assumed certain liabilities of John Brown Hydrocarbons Limited (“John Brown”), for $29.6 million, including transaction costs, net of cash acquired. John Brown provides comprehensive engineering, program and construction management services for the offshore, onshore and pipeline sectors of the hydrocarbon industry, as well as for LNG terminals. The acquired operations, located in London, Moscow, the Caspian Region and Canada, have been integrated into our Europe, Africa, Middle East segment. This addition has strengthened our international engineering and execution platform and expanded our capabilities into the upstream oil and gas sector.

Competitive Strengths

Our core competencies, which we believe are significant competitive strengths, include:

Worldwide Record of Excellence.  We have established a record as a leader in the international engineering and construction industry by providing consistently superior project performance for 116 years.

Fully-Integrated Specialty EPC Provider.  We are one of a very few global EPC providers that can deliver a project from conception to commissioning, including conceptual design, detail engineering, procurement, fabrication, field erection, mechanical installation, start-up assistance and operator training. We generally design what we build and build what we design, allowing us to provide innovative engineering solutions, aggressive schedules and work plans, and optimal quality and reliability.

Global Execution Capabilities.  With a global network of some 60 sales and operations offices and established labor and supplier relationships, we have the ability to rapidly mobilize people, materials and equipment to execute projects in locations ranging from highly industrialized countries to some of the world’s more remote regions. We completed approximately 650 projects in 35 different countries in 2005. Our global reach makes us an attractive partner for large, global energy and industrial companies with geographically dispersed operations and also allows us to allocate our internal resources to geographies and industries with the greatest current demand. At the same time, because of our long-standing presence in numerous markets around the world, we have a prominent position as a local contractor in those markets.

History of Innovation.  We have established a reputation for technical innovation ever since we introduced the first floating roof storage tank to the petroleum industry in 1923. We have since maintained a strong culture of developing technological innovations and currently possess approximately 70 active U.S. patents. We develop innovative technologies on behalf of our customers that are immediately applicable to improving hydrocarbon processing, storage technology and field erection procedures. We are equipped with well-established technology and proprietary know-how in refinery processes, synthesis gas production, gas-to-liquids processing, natural gas processing and sulfur removal and recovery processes, an important element for the production of low sulfur transportation fuels.

Our in-house engineering team includes internationally recognized experts in site-erected metal plate structures, pre-stressed concrete structures, stress analysis, welding technology, nondestructive examination, and cryogenic storage and processing. Several of our senior engineers are long-standing members of committees that have helped develop worldwide standards for storage structures and process vessels for the petroleum and water industries, including the American Petroleum Institute, American Water Works Association and American Society of Mechanical Engineers.

Strong Focus on Project Risk Management.  We are experienced in managing the risk associated with bidding on and executing complex projects. Our position as a fully-integrated EPC service provider allows us to execute global projects on a competitively bid fixed-price, lump-sum basis. In addition, our ability to execute lump-sum contracts provides us with access to a growing segment of the E&C market that is demanding these types of contracts.

Strong Health, Safety and Environmental (“HSE”) Performance.  Success in our industry depends in part on strong HSE performance. Because of our long and outstanding safety record, we are sometimes invited to bid on projects for which other competitors do not qualify. According to the U.S. Bureau of Labor Statistics (“BLS”), the national Lost Workday Case Incidence Rate for construction companies similar to CB&I was 3.6 per 100 full-time employees for 2004 (the latest reported year), while our rate for 2005 was only 0.04 per 100. The national BLS figure for Recordable Incidence Rate was 3.2 per 100 workers, while our rate was only 0.52. Our excellent HSE performance also translates directly to lower cost, timely completion of projects, and reduced risk to our employees, subcontractors and customers.

Management Team with Extensive Engineering and Construction Industry Experience.  Members of our senior leadership team have an average of more than 25 years of experience in the engineering and construction industry.

Growth Strategy

We intend to increase shareholder value through the execution of the following growth strategies:

Expanding our Market Share in the High-Growth Energy Infrastructure Business.  Growing worldwide demand for energy has led to a sustained period of historically high oil and natural gas prices. In turn, these factors have prompted an upsurge in capital spending in the oil and gas industry that is predicted to last for several years. We believe we will benefit from this higher spending curve in a number of areas where we can draw upon our experience and technical capabilities.

In the natural gas market, higher demand and pricing are prompting the development of new LNG import and export facilities and the expansion of existing import terminals, as well increased development of unconventional natural gas reserves. LNG must be stored at cryogenic temperatures and then regassified for introduction into the natural gas pipeline grid. The desire to monetize stranded gas could also lead to the development of gas-to-liquids (“GTL”) projects. We have capabilities in cryogenic storage and systems which are used to store and regassify LNG; in natural gas processing systems that treat and condition natural gas for consumer use; and in the design and construction of process units used for the conversion of natural gas to liquid fuels.

In the refining market, higher demand and pricing, combined with declining reserves of sweet crude, are prompting refiners to add capacity and to improve their ability to process heavier and more sour grades of crude. Heavy crude requires more intense processing to remove sulfur, nitrogen, heavy metals and other contaminants and to yield higher-value products. Refiners are also adding process units to produce low sulfur gasoline and diesel to meet stricter worldwide clean fuels regulations. We have capabilities in such areas as hydrogen production, hydrodesulfurization, sulfur removal and recovery, catalytic conversion and heavy-wall process vessels that enable refiners to process heavy crude and to produce clean fuels.

Creating Growth from Acquisitions and Other Business Combinations.  On an opportunistic basis, we may pursue growth through selective acquisitions of businesses or assets that will expand or complement our current portfolio of services and meet our stringent acquisition criteria. We expect to capitalize on any acquisitions across our global sales and execution platform. We will also focus on imparting best practices and technologies from acquired businesses throughout the organization.

Competition

We operate in an intensely competitive environment. Price, timeliness of completion, quality, safety record and reputation are the principal competitive factors within the industry. There are numerous regional, national and global competitors that offer services similar to ours.

Marketing and Customers

Through our global network of sales offices, we contract directly with hundreds of customers in a targeted range of industries that produce, process, store and distribute the world’s natural resources. We rely primarily on direct contact between our technically qualified sales and engineering staff and our customers’ engineering and contracting departments. Dedicated sales employees are located throughout our global offices.

Our significant customers, with many of which we have had longstanding relationships, are primarily in the hydrocarbon sector and include major petroleum companies, e.g., Chevron, Shell, ExxonMobil and ConocoPhillips, and large EPC companies, e.g., Chiyoda, Bechtel, KBR and Technip.

We are not dependent upon any single customer on an ongoing basis and do not believe the loss of any single customer would have a material adverse effect on our business. For the year ended December 31, 2005, we had one customer within our North America segment that accounted for more than 10% of our total revenue. Revenue for Valero Energy Corporation totaled approximately $244.5 million or 11% of our total revenue. No single customer accounted for more than 10% of our revenue in 2004.

Segment Financial Information

Financial information by geographic area of operation can be found in the section entitled “Results of Operations” in “Item 8. Financial Statements and Supplementary Data.”

Backlog/New Business Taken

We had a backlog of work to be completed on contracts of $3.2 billion as of December 31, 2005, compared with $2.3 billion as of December 31, 2004. Due to the timing of awards and the long-term nature of some of our projects, certain backlog of our work may not be completed in the current fiscal year. New business taken was almost $3.3 billion for the year ended December 31, 2005, compared with approximately $2.6 billion for the year ended December 31, 2004.

New Business Taken

	Years Ended December 31,
	2005	2004
	(In thousands)

North America	$1,518,317	$1,448,055
Europe, Africa, Middle East	1,196,567	962,299
Asia Pacific	426,265	135,226
Central and South America	138,296	68,969

Total New Business Taken	$3,279,445	$2,614,549

Types of Contracts

Our contracts are usually awarded on a competitive bid basis. We are primarily a fixed-price, lump-sum contractor. The balance of our work is performed on variations of cost reimbursable and target price approaches.

Raw Materials and Suppliers

The principal raw materials that we use are metal plate, structural steel, pipe, fittings and selected engineered equipment such as pumps, valves, compressors, motors and electrical and instrumentation components. Most of these materials are available from numerous suppliers worldwide with some furnished under negotiated supply agreements. We anticipate being able to obtain these materials for the foreseeable future. The price, availability and schedule validities offered by our suppliers, however, may vary significantly from year to year due to various factors. These include supplier consolidations, supplier raw material shortages and costs, surcharges, supplier capacity, customer demand, market conditions, and any duties and tariffs imposed on the materials.

We make planned use of subcontractors where it assists us in meeting customer requirements with regard to schedule, cost or technical expertise. These subcontractors may range from small local entities to companies with global capabilities, some of which may be utilized on a repetitive or preferred basis. We anticipate being able to locate and contract with qualified subcontractors in all global areas where we do business.

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

We believe that we are currently in compliance, in all material respects, with all environmental laws and regulations. We do not anticipate that we will incur material capital expenditures for environmental controls or for investigation or remediation of environmental conditions during 2006 or 2007.

Patents

We hold patents and licenses for certain items incorporated into our structures. However, none is so essential that its loss would materially affect our business.

Employees

We employed approximately 10,000 persons worldwide as of December 31, 2005. With respect to our total number of employees, as of December 31, 2005, we had 3,218 salaried employees and 6,773 hourly and craft employees. The number of hourly and craft employees varies in relation to the number and size of projects we have in process at any particular time. The percentage of our employees represented by unions generally ranges between 5 and 10 percent. Our unionized subsidiary, CBI Services, Inc., has agreements with various unions representing groups of its employees, the largest of which is with the Boilermakers Union. We have multiple contracts with various Boilermakers Unions, and each contract generally has a three-year term.

We enjoy good relations with our unions and have not experienced a significant work stoppage in any of our facilities in more than 10 years. Additionally, to preserve our project management and technological expertise as core competencies, we recruit, develop and maintain ongoing training programs for engineers and field supervision personnel.

Item 1A.	Risk Factors

Any of the following risks (which are not the only risks we face) could have material adverse effects on our financial condition, operating results and cash flow.

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

Our Revenue, Cash Flow and Earnings May Fluctuate, Creating Potential Liquidity Issues and Possible Under-Utilization of Our Assets.

Our revenue, cash flow and earnings may fluctuate from quarter to quarter due to a number of factors. Our revenue, cash flow and earnings are dependent upon major construction projects in cyclical industries, including the hydrocarbon refining, natural gas and water industries. The selection of, timing of or failure to obtain projects, delays in awards of projects, cancellations of projects or delays in completion of contracts could result in the under-utilization of our assets and reduce our cash flows. Moreover, construction projects for which our services are contracted may require significant expenditures by us prior to receipt of relevant payments by a customer and may expose us to potential credit risk if such customer should encounter financial difficulties. Such expenditures could reduce our cash flows and necessitate increased borrowings under our credit facilities (interest payments on our outstanding debt during 2005 totaled approximately $8.7 million). Finally, the winding down or completion of work on significant projects that were active in previous periods will reduce our revenue and earnings if such significant projects have not been replaced in the current period.

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

In connection with our Audit Committee inquiry and our review of internal controls over financial reporting, we have identified two material weaknesses in our internal control. For a discussion of our internal control over financial reporting and a description of the identified two material weaknesses, see “Item 9A. Controls and Procedures.”

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

We May Not Be Able to Fully Realize the Revenue Value Reported in Our Backlog.

We have a backlog of work to be completed on contracts totaling $3.2 billion as of December 31, 2005. Backlog develops as a result of new business taken, which represents the revenue value of new project commitments received by us during a given period. Backlog consists of projects which have either (i) not yet been started or (ii) are in progress and are not yet complete. In the latter case, the revenue value reported in backlog is the remaining value associated with work that has not yet been completed. We cannot guarantee that the revenue projected in our backlog will be realized, or if realized, will result in earnings. From time to time, projects are cancelled that appeared to have a high certainty of going forward at the time they were recorded as new business taken. In the event of a project cancellation, we may be reimbursed for certain costs but typically have no contractual right to the total revenue reflected in our backlog. In addition to being unable to recover certain direct costs, cancelled projects may also result in additional unrecoverable costs due to the resulting under-utilization of our assets. Finally, poor project or contract performance could also unfavorably impact our earnings.

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

We Have a Risk that Our Goodwill and Indefinite-Lived Intangible Assets May be Impaired and Result in a Charge to Income.

We have accounted for our past acquisitions using the “purchase” method of accounting. Under the purchase method we recorded, at fair value, assets acquired and liabilities assumed, and we recorded as goodwill the difference between the cost of acquisitions and the sum of the fair value of tangible and identifiable intangible assets acquired, less liabilities assumed. Indefinite-lived intangible assets were segregated from goodwill and recorded based upon expected future recovery of the underlying assets. At December 31, 2005, our goodwill balance was $230.1 million, attributable to the excess of the purchase price over the fair value of assets acquired relative to acquisitions within our North America segment and our Europe, Africa, Middle East segment. Our indefinite-lived intangible assets balance as of December 31, 2005, was $24.9 million, primarily attributable to tradenames purchased in conjunction with the 2000 Howe-Baker International acquisition. In accordance with Statement of Financial Accounting Standards (“SFAS’) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), our recorded goodwill and indefinite-lived intangible asset balances are not amortized but instead are subject to an impairment review on at least an annual basis. Since our adoption of SFAS No. 142 during the first quarter of 2002, we have had no indicators of impairment. In the future, if our goodwill or other intangible assets were determined to be impaired, the impairment would result in a charge to income from operations in the year of the impairment with a resulting decrease in our recorded net worth.

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

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements. You should read carefully any statements containing the words “expect,” “believe,” “anticipate,” “project,” “estimate,” “predict,” “intend,” “should,” “could,” “may,” “might,” or similar expressions or the negative of any of these terms.

Forward-looking statements involve known and unknown risks and uncertainties. In addition to the material risks listed under “Item 1A. Risk Factors” that may cause our actual results, performance or achievements to be materially different from those expressed or implied by any forward-looking statements, the following factors could also cause our results to differ from such statements:

•	our ability to realize cost savings from our expected execution performance of contracts;

•	the uncertain timing and the funding of new contract awards, and project cancellations and operating risks;

•	cost overruns on fixed price, target price or similar contracts;

•	risks associated with percentage-of-completion accounting;

•	our ability to settle or negotiate unapproved change orders and claims;

•	changes in the costs or availability of, or delivery schedule for, components, materials, labor or subcontractors;

•	adverse impacts from weather may affect our performance and timeliness of completion, which could lead to increased costs and affect the costs or availability of, or delivery schedule for, components, materials, labor or subcontractors;

•	increased competition;

•	fluctuating revenue resulting from a number of factors, including the cyclical nature of the individual markets in which our customers operate;

•	lower than expected activity in the hydrocarbon industry, demand from which is the largest component of our revenue;

•	lower than expected growth in our primary end markets, including but not limited to LNG and clean fuels;

•	risks inherent in our acquisition strategy and our ability to obtain financing for proposed acquisitions;

•	our ability to integrate and successfully operate acquired businesses and the risks associated with those businesses;

•	adverse outcomes of pending claims or litigation or the possibility of new claims or litigation, including pending securities class action litigation, and the potential effect on our business, financial condition and results of operations;

•	the ultimate outcome or effect of the pending FTC order on our business, financial condition and results of operations;

•	two material weaknesses have been identified in our internal control over financial reporting, which could adversely affect our ability to report our financial condition and results of operations accurately and on a timely basis;

•	lack of necessary liquidity to finance expenditures prior to the receipt of payment for the performance of contracts and to provide bid and performance bonds and letters of credit securing our obligations under our bids and contracts;

•	proposed and actual revisions to U.S. and non-U.S. tax laws, and interpretation of said laws, and U.S. tax treaties with non-U.S. countries (including The Netherlands), that seek to increase income taxes payable;

•	political and economic conditions including, but not limited to, war, conflict or civil or economic unrest in countries in which we operate; and

•	a downturn or disruption in the economy in general.

Although we believe the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future performance or results. We are not obligated to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should consider these risks when reading any forward-looking statements.

Access to SEC filings is available free of charge at our Internet website, “www.cbi.com.”

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own or lease the properties used to conduct our business. The capacities of these facilities depend upon the components of the structures being fabricated and constructed. The mix of structures is constantly changing, and, consequently, we cannot accurately state the extent of utilization of these facilities. We believe these facilities are adequate to meet our current requirements. The following list summarizes our principal properties:

Location	Type of Facility	Interest

North America
Beaumont, Texas	Engineering, fabrication facility, operations and administrative office	Owned
Birmingham, Alabama	Warehouse	Leased
Clive, Iowa	Fabrication facility, warehouse, operations and administrative office	Owned
Everett, Washington	Fabrication facility, warehouse, operations and administrative office	Leased
Fort Saskatchewan, Canada	Warehouse, operations and administrative office	Owned
Franklin, Tennessee	Warehouse	Owned
Houston, Texas	Engineering and fabrication facility	Owned
Houston, Texas	Engineering and administrative office	Leased
Houston, Texas	Warehouse	Leased
Kankakee, Illinois	Warehouse	Owned
Liberty, Texas	Fabrication facility	Leased
Niagara Falls, Canada	Engineering and administrative office	Leased
Pittsburgh, Pennsylvania	Engineering, operations and administrative office	Leased
Pittsburgh, Pennsylvania	Warehouse	Owned
Plainfield, Illinois (1)	Engineering, operations and administrative office	Leased
Provo, Utah	Fabrication facility, warehouse, operations and administrative office	Owned
Richardson, Texas	Engineering and administrative office	Leased
San Luis Obispo, California	Warehouse and fabrication facility	Owned
Tyler, Texas	Engineering, fabrication facility, operations and administrative office	Owned
Warren, Pennsylvania	Fabrication facility	Leased
The Woodlands, Texas	Engineering, operations and administrative office	Owned
Europe, Africa, Middle East
Al Aujam, Saudi Arabia	Fabrication facility and warehouse	Owned
Dubai, United Arab Emirates	Engineering, operations, administrative office and warehouse	Leased
Hoofddorp, The Netherlands	Principal executive office	Leased
London, England	Engineering, operations and administrative office	Leased
Secunda, South Africa	Fabrication facility and warehouse	Leased

Location	Type of Facility	Interest

Asia Pacific
Bangkok, Thailand	Administrative office	Leased
Batangas, Philippines	Fabrication facility and warehouse	Leased
Blacktown, Australia	Engineering, operations and administrative office	Leased
Kwinana, Australia	Fabrication facility, warehouse and administrative office	Owned
Shanghai, China	Sales office	Leased
Tokyo, Japan	Sales office	Leased
Central and South America
Caracas, Venezuela	Administrative and engineering office	Leased
Puerto Ordaz, Venezuela	Fabrication facility and warehouse	Leased

(1)	Sold and leased back to us on June 30, 2001.

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

Securities Class Action — As previously announced, a class action shareholder lawsuit was filed on February 17, 2006 against us, Gerald M. Glenn, Robert B. Jordan, and Richard E. Goodrich in the United States District Court for the Southern District of New York entitled Welmon v. Chicago Bridge & Iron Co. NV, et al. (No. 06 CV 1283). The complaint was filed on behalf of a purported class consisting of all those who purchased or otherwise acquired our securities from March 9, 2005 through February 3, 2006 and were damaged thereby.

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

Asbestos Litigation — We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. As of December 31, 2005, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 2,900 plaintiffs, and of those claims, approximately 467 claims were pending and 2,433 have been closed through dismissals or settlements. As of December 31, 2005, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount per claim of approximately one thousand dollars. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. We review each case on its own merits and make accruals based on the probability of loss and our ability to estimate the amount of liability and related expenses, if any. We do not currently believe that any unresolved asserted claims will have a material adverse effect on our future results of operations or financial position and at December 31, 2005, we had accrued $1,348 for liability and related expenses. We are unable to quantify estimated recoveries for recognized and unrecognized contingent losses, if any, that may be expected to be recoverable through insurance, indemnification arrangements or other sources because of the variability in the coverage amounts, deductibles, limitations and viability of carriers with respect to our insurance policies for the years in question.

Other — We were served with a subpoena for documents on August 15, 2005 by the Securities and Exchange Commission in connection with its investigation titled “In the Matter of Halliburton Company, File No. HO-9968,” relating to an LNG construction project on Bonny Island, Nigeria, where we served as one of several subcontractors to a Halliburton affiliate. We are cooperating fully with such investigation.

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

We believe that we are currently in compliance, in all material respects, with all environmental laws and regulations. We do not anticipate that we will incur material capital expenditures for environmental controls or for investigation or remediation of environmental conditions during 2006 or 2007.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2005.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is traded on the New York Stock Exchange. As of May 1, 2006, we had approximately 20,000 shareholders. The following table presents the range of Common Stock prices on the New York Stock Exchange and the cash dividends paid per share of common stock for the years ended December 31, 2005 and 2004:

	Range of Common Stock Prices			Dividends
	High	Low	Close	per Share

Year Ended December 31, 2005
Fourth Quarter	$32.75	$19.49	$25.21	$0.03
Third Quarter	$33.00	$22.83	$31.09	$0.03
Second Quarter	$25.25	$18.25	$22.86	$0.03
First Quarter	$23.87	$17.83	$22.02	$0.03
Year Ended December 31, 2004
Fourth Quarter	$20.56	$14.49	$20.00	$0.02
Third Quarter	$15.23	$13.25	$15.00	$0.02
Second Quarter	$15.18	$10.80	$13.93	$0.02
First Quarter	$16.25	$12.25	$13.92	$0.02

Item 6.	Selected Financial Data

We derived the following summary financial and operating data for the five years ended December 31, 2001 through 2005 from our audited Consolidated Financial Statements, except for “Other Data.” You should read this information together with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements, including the related notes, appearing in “Item 8. Financial Statements and Supplementary Data.”

Years Ended December 31,	2005(8)	2004(7)	2003	2002(6)	2001
	(In thousands, except per share and employee data)

Income Statement Data
Revenue	$2,257,517	$1,897,182	$1,612,277	$1,148,478	$1,081,824
Cost of revenue	2,109,113	1,694,871	1,415,715	992,927	945,048

Gross profit	148,404	202,311	196,562	155,551	136,776
Selling and administrative expenses	106,937	98,503	93,506	73,155	67,519
Intangibles amortization	1,499	1,817	2,548	2,529	5,819
Other operating income, net(1)	(10,267)	(88)	(2,833)	(1,818)	(691)
Exit costs/special charges(2)	—	—	—	3,972	9,686

Income from operations	50,235	102,079	103,341	77,713	54,443
Interest expense	(8,858)	(8,232)	(6,579)	(7,114)	(8,392)
Interest income	6,511	2,233	1,300	1,595	1,854

Income before taxes and minority interest	47,888	96,080	98,062	72,194	47,905
Income tax expense	(28,379)	(31,284)	(29,713)	(20,233)	(13,480)

Income before minority interest	19,509	64,796	68,349	51,961	34,425
Minority interest in (income) loss	(3,532)	1,124	(2,395)	(1,812)	(2,503)

Income from continuing operations	15,977	65,920	65,954	50,149	31,922

Discontinued operations:(3)
Loss from discontinued operations, net of taxes	—	—	—	—	(2,321)
Loss on disposal of discontinued operations, net of taxes	—	—	—	—	(9,898)

Net income	$15,977	$65,920	$65,954	$50,149	$19,703

Per Share Data(2)(5)
Net income — basic
Income from continuing operations	$0.16	$0.69	$0.73	$0.58	$0.37
Loss from discontinued operations	—	—	—	—	(0.14)

Net income	$0.16	$0.69	$0.73	$0.58	$0.23

Net income — diluted
Income from continuing operations	$0.16	$0.67	$0.69	$0.56	$0.36
Loss from discontinued operations	—	—	—	—	(0.14)

Net income	$0.16	$0.67	$0.69	$0.56	$0.22

Cash dividends	$0.12	$0.08	$0.08	$0.06	$0.06

Years Ended December 31,	2005(8)	2004(7)	2003	2002(6)	2001
	(In thousands, except per share and employee data)

Balance Sheet Data
Goodwill	$230,126	$233,386	$219,033	$157,903	$138,444
Total assets	$1,377,819	$1,102,718	$932,362	$754,613	$665,975
Long-term debt	$25,000	$50,000	$75,000	$75,000	$75,000
Total shareholders’ equity	$483,668	$469,238	$389,164	$282,147	$212,223

Cash Flow Data
Cash flows from operating activities	$164,999	$132,769	$90,366	$72,030	$105,796
Cash flows from investing activities	$(26,350)	$(26,051)	$(102,030)	$(36,957)	$(35,775)
Cash flows from financing activities	$(41,049)	$16,754	$22,046	$16,985	$(27,034)

Other Financial Data
Gross profit percentage	6.6%	10.7%	12.2%	13.5%	12.6%
Depreciation and amortization	$18,216	$22,498	$21,431	$19,661	$25,105
Capital expenditures	$36,869	$17,430	$31,286	$23,927	$8,917

Other Data
New business taken(4)	$3,279,445	$2,614,549	$1,708,210	$1,641,128	$1,160,374
Backlog(4)	$3,199,395	$2,339,114	$1,590,381	$1,310,987	$835,255
Number of employees:
Salaried	3,218	3,204	2,895	2,152	2,054
Hourly and craft	6,773	7,824	7,337	4,770	5,204

(1)	Other operating income, net, generally represents gains on the sale of technology, property, plant and equipment.

(2)	In 2002, we recognized special charges of $4.0 million. Included in the 2002 special charges were $3.4 million for personnel costs including severance and personal moving expenses associated with the relocation of our administrative offices, $0.5 million for integration costs related to integration initiatives associated with the acquisition of the Engineered Construction and Water Divisions (“PDM Divisions”) of Pitt-Des Moines, Inc. and $0.4 million for facilities costs relating to the closure and relocation of facilities. During 2002, we also recorded income of $0.4 million in relation to adjustments associated with the sale of our XL Technology Systems, Inc. subsidiary. In 2001, we recognized special charges of $9.7 million. Included in the 2001 special charges were $5.7 million for personnel costs including severance and personal moving expenses associated with the relocation, closure or downsizing of offices, and our voluntary resignation offer; $2.8 million for facilities and other charges related to the sale, closure, downsizing or relocation of operations; and $1.2 million for integration costs primarily related to integration initiatives associated with the PDM Divisions acquisition.

(3)	During the second quarter of 2001, we decided to discontinue our high purity piping business, UltraPure Systems, due primarily to continuing weak market conditions in the microelectronics industry. The loss on disposal of discontinued operations of $9.9 million after tax includes the write-down of equipment (net of proceeds), lease terminations, severance and other costs, and losses during the phase-out period. Our actions necessary to discontinue UltraPure Systems were essentially complete at December 31, 2001.

(4)	New business taken represents the value of new project commitments received by us during a given period. These commitments are included in backlog until work is performed and revenue is recognized or until cancellation. Backlog may also fluctuate with currency movements.

(5)	On February 25, 2005, we declared a two-for-one stock split effective in the form of a stock dividend paid March 31, 2005, to stockholders of record at the close of business on March 21, 2005. The per share amounts reflect the impact of the stock split for all periods presented.

(6)	We changed our method of accounting for goodwill upon adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. See Note 5 to our Consolidated Financial Statements included within “Item 8. Financial Statements and Supplementary Data.”

(7)	Included in our 2004 results of operations were losses associated with the recognition of potentially unrecoverable costs on two projects, one in our Europe, Africa, Middle East (“EAME”) segment’s Saudi Arabia region and the other in our North America segment, as fully described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(8)	Included in our 2005 results of operations were losses associated with the recognition of potentially unrecoverable costs on four projects, two in our North America segment and two in our EAME segment, as fully described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is provided to assist readers in understanding our financial performance during the periods presented and significant trends which may impact our future performance. This discussion should be read in conjunction with our Consolidated Financial Statements and the related notes thereto included within “Item 8. Financial Statements and Supplementary Data.”

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

The Audit Committee has completed its inquiry, which primarily focused on the circumstances surrounding the preparation of draft results for our 2005 third quarter, including accounting entries made or proposed to be made with respect thereto, and management’s role in that process. The inquiry also dealt with certain other matters related to prior periods. During the course of the Audit Committee inquiry, our management undertook a separate review of the issues raised in the memo and inquiry and the internal controls relating thereto. We have completed our review and concluded that, as they relate to the memo and inquiry, the consolidated financial statements for prior periods are fairly presented as previously issued. We also evaluated the issues raised in the memo and made corrections to the draft third quarter results. The final results for the third quarter of 2005 are included in the Form 10-Q for such quarter filed concurrently with the filing of this Form 10-K.

Restatement of Quarterly Information

Separate from the issues that were the focus of the inquiry, we recently concluded that certain errors in our financial statements for the second quarter of 2005 related to accounting for project segmentation/intercompany eliminations, project cost estimates not updated, and derivatives required correction. The errors were not material to prior year financial statements. We have restated our second quarter 2005 financial statements as described in Note 16 to our audited financial statements. The impact of restating our second quarter was a reduction of $6.2 million of net income or $0.06 per share.

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

Material Weaknesses

In connection with the aforementioned Audit Committee inquiry and our review of internal controls over financial reporting, we identified the following material weaknesses as of December 31, 2005:

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

Because of the material weaknesses described above, our management concluded that as of December 31, 2005, our internal control over financial reporting was not effective. In light of these issues, we delayed filing both our third quarter and annual audited financial statements and performed additional analyses and other procedures to determine that our Consolidated Financial Statements included in this Form 10-K were prepared in accordance with U.S. GAAP. These measures included, among other things, an extensive review of certain of our existing contracts to determine proper reporting of financial performance. As a result of these and other expanded procedures, we concluded that the Consolidated Financial Statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

RESULTS OF OPERATIONS

Our new business taken, revenue and income from operations in the following geographic segments are as follows:

Years Ended December 31,	2005	2004	2003
	(In thousands)

New Business Taken(1)
North America	$1,518,317	$1,448,055	$1,105,369
Europe, Africa, Middle East	1,196,567	962,299	380,493
Asia Pacific	426,265	135,226	147,238
Central and South America	138,296	68,969	75,110

Total new business taken	$3,279,445	$2,614,549	$1,708,210

Revenue
North America	$1,359,878	$1,130,096	$970,851
Europe, Africa, Middle East	582,918	508,735	329,947
Asia Pacific	222,720	175,883	218,201
Central and South America	92,001	82,468	93,278

Total revenue	$2,257,517	$1,897,182	$1,612,277

Income (Loss) From Operations
North America	$43,799	$73,709	$67,762
Europe, Africa, Middle East	(11,969)	12,625	17,384
Asia Pacific	8,898	4,445	6,000
Central and South America	9,507	11,300	12,195

Total income from operations	$50,235	$102,079	$103,341

(1)	New business taken represents the value of new project commitments received by us during a given period. These commitments are included in backlog until work is performed and revenue is recognized or until cancellation.

2005 VERSUS 2004

New Business Taken/Backlog — In 2005, new business taken was $3.3 billion, compared with $2.6 billion in 2004. Approximately 46% of our new business taken during 2005 was for contracts awarded in North America. During 2005, North America’s new business taken increased 5% due to major awards in units that process heavy crude and improve refinery throughput in the United States (“U.S.”) and an LNG award in Canada. New business taken in our Europe, Africa, Middle East (“EAME”) segment increased 24%, attributable to LNG import terminal awards in the United Kingdom, as well as liquefied petroleum gas and petrochemical storage awards in the Middle East. New business taken in our Asia Pacific (“AP”) segment increased 215%, primarily due to a large LNG terminal and tank award in China. New business taken in the Central and South America (“CSA”) segment increased 101% due to the award of a natural gas processing plant in South America. In 2006, we anticipate new business to range between $3.5 and $4.0 billion based on the strength of the oil and gas market, our expertise in refining, processing and storage, as well as our position in high growth geographies such as China, the Middle East and parts of Africa.

Due to our strong performance in new business taken, our backlog has increased from $2.3 billion in 2004 to $3.2 billion in 2005. We expect our backlog to continue to grow in keeping with our strong new business taken.

Revenue — Revenue in 2005 of $2.3 billion increased $360 million, or 19%, compared with 2004. Our revenue fluctuates based on the changing project mix and is dependent on the amount and timing of new awards, and on other matters such as project schedules. During 2005, revenue increased 20% in the North America segment, 15% in the EAME segment, 27% in the AP segment and 12% in the CSA segment. The increase in the North America segment was primarily a result of higher backlog going into the year and a larger volume of LNG and process related work in the U.S. Revenue growth in the EAME segment resulted from the significant LNG projects under way in the United Kingdom. AP’s increase was primarily attributable to higher volume in Australia, while CSA’s increase was a result of higher backlog going into the year and higher new awards. We anticipate total revenue for 2006 will be between $2.6 and $2.9 billion. Based upon the current backlog and prospects for new awards, we expect the majority of our 2006 revenue growth to come in the North America and EAME segments.

Gross Profit — Gross profit in 2005 was $148.4 million, or 6.6% of revenue, compared with $202.3 million, or 10.7% of revenue, in 2004. The 2005 and 2004 results were impacted by several key factors including the following:

•	In both periods, we recognized potentially unrecoverable costs on certain projects forecasted to close in a significant loss position. Total provisions charged to earnings during 2005 were comparable to 2004.

•	During 2005, we increased forecasted construction costs to complete several projects in the U.S., primarily related to third party construction sublets. As further described below, these forecasted costs increased substantially during the second half of 2005 due to tight market conditions, which were further impacted by Hurricanes Katrina and Rita.

•	During 2004 we reported substantial savings on several U.S. projects that were substantially complete. In 2005, we did not experience similar savings and as a result of revisions to total cost estimates on certain U.S. projects anticipated savings were not fully realized in 2005.

•	As fully described under the foreign currency heading of Note 2 to our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data,” in 2005 we reported significant foreign currency exchange losses, primarily attributable to the mark-to-market of hedges, compared with exchange gains in 2004.

•	During 2005, we incurred significant legal and consulting fees to pursue claims recovery on several projects. During 2004, we incurred minimal fees associated with claims pursuit and negotiated recovery of a claim that had been previously written off.

North America

Our North America segment was impacted by several key factors, including recognition of potentially unrecoverable costs on two projects, one that is substantially complete and another that was partially canceled and is currently on hold, as well as increases in forecasted costs to complete several projects in the U.S. resulting from higher than expected construction costs, primarily related to third party construction sublets. Our third party construction sublet costs increased substantially during the second half of 2005 due to tight market conditions, which were further impacted by the effects of Hurricanes Katrina and Rita. The reconstruction effort led by FEMA attracted a large portion of construction capacity, raising cost profiles and making resources scarce for other work in the U.S. unrelated to Gulf Coast reconstruction efforts. The impact of these factors is expected to be limited to certain projects in backlog, as escalation clauses, cost adjustments, or similar protections have been included in our bids for new projects.

North America Projects in a Loss Position

Our gross profit was negatively affected by the provision for potentially unrecoverable costs on a non-construction, fabrication-only project in the U.S. The project was scheduled for completion by the end of 2006, but a dispute arose. We have ceased fabrication and we and our customer have filed legal claims against one another for breach of contract. Because the contract is currently forecasted to result in a loss, provision for such loss was made resulting in a $9.4 million charge to earnings in 2005. The loss does not include possible additional losses that might be incurred in connection with the termination dispute.

A second project, where we had engineering, procurement and construction responsibility, was forecasted to close in a profitable position through the first quarter of 2005. However, as the project moved into the construction phase during the second quarter, construction costs increased substantially as a result of engineering changes and the cost escalation factors previously described above. As the project was forecasted to close in a loss position in the second quarter, provision for such loss was made, resulting in a $5.8 million charge to earnings in the period. During the third and fourth quarters, there were additional unexpected increases in third party sublet costs primarily as a result of scarcity of resources due to Hurricanes Katrina and Rita. As such, provisions for additional losses were made in the third quarter, resulting in a $4.9 million charge to earnings in this period. Total provisions charged to earnings during 2005 for this project were $9.6 million. The project was substantially complete at December 31, 2005.

During 2004, we had recognized charges of $23.0 million relative to unrecoverable costs associated with a completed contract in this segment. No significant provisions were charged to earnings for this project during 2005.

EAME

The decrease in the EAME segment was primarily attributable to provisions for a project forecasted to be in a loss position, as further described below, higher legal costs associated with the pursuit of claims recovery and progress on a mix of lower margin work compared with 2004. Also impacting the segment were adjustments to projected costs to complete a project in our Middle East region which experienced delays for which we intend to submit and pursue change orders and claims, and losses attributable to the mark-to-market of hedges deemed to be ineffective. Provisions charged to income in 2004 within this segment for an unrelated project in a loss position within our Saudi region were $26.6 million. There were no significant charges to earnings during 2005 for this project.

EAME Project in a Loss Position

A project in the Europe region of our EAME segment was forecasted to close in a profitable position through the second quarter of 2005. However, in the third quarter of 2005, our forecast of total project costs increased as a result of a series of unforeseen events. We had previously committed to completing a section of the project prior to the winter season on an accelerated basis. However, due to the early onset of harsh weather conditions, savings from the expected early completion were not realized and additional costs were required for demobilization, storage and remobilization procedures. These procedures required additional costs for various items, including expatriate civil supervision, termination benefits for local direct hire employees and retraining of civil workers to be hired to complete this work upon remobilization. Also impacting the project was a shortage of available local specialty material. This required substantial increases in cost estimates due to increased market prices for the material and unexpected freight costs during a period of escalating fuel prices. As a result of these previously unforeseen events, in the third quarter of 2005 we increased our estimate of all costs expected to be incurred to complete the project. As the project was forecasted to result in a loss in the third quarter, provision for such loss was made in the period. Also during the third quarter, as a result of a change in the probability of collection of certain claims previously recognized to the extent of identified cost incurred, we established a $3.0 million reserve for such claims. These increased forecasted costs and reserves were provided for in the period, resulting in a total charge of $33.2 million in the third quarter. Total provisions charged to earnings during 2005 for this project were $31.1 million.

Other

At December 31, 2005, we had outstanding unapproved change orders/claims recognized of $48.5 million, net of reserves, of which $43.5 million is associated with a completed project in our EAME segment. Regarding the change orders/claims associated with the EAME segment project, we have received substantial cash advances. While we have received a settlement offer for more than the cash received through December 31, 2005, we believe our net exposure is approximately $11.1 million, which represents the contract price less cash received to date. If in the future we determine collection of the $43.5 million of unapproved change orders/claims is not probable, it would result in a charge to earnings in the period such determination is made. As of December 31, 2004, we had outstanding unapproved change orders/claims recognized of $46.1 million, net of reserves.

Selling and Administrative Expenses — Selling and administrative expenses were $106.9 million, or 4.7% of revenue, in 2005, compared with $98.5 million, or 5.2% of revenue, in 2004. The absolute dollar increase compared with 2004 related primarily to increased professional fees, including fees relating to the inquiry conducted by our Supervisory Board’s Audit Committee and the proceedings involving the U.S. Federal Trade Commission.

Income from Operations — During 2005, income from operations was $50.2 million, representing a $51.8 million decrease compared with 2004. As described above, our results were unfavorably impacted during the year by lower gross profit levels, as well as increased selling, general and administrative costs. The overall decrease was partially offset by higher revenue volume and increased gains on the sale of property, plant, equipment and technology, primarily attributable to a $7.9 million gain associated with the sale of non-core business related technology.

Interest Expense and Interest Income — Interest expense increased $0.6 million from the prior year to $8.9 million, primarily due to higher foreign short-term borrowing levels and interest associated with our contingent tax obligations, partially offset by the impact of a scheduled principle installment payment of $25.0 million on our senior notes. Interest income increased $4.3 million from 2004 to $6.5 million primarily due to higher short-term investment levels and associated returns.

Income Tax Expense — Income tax expense for 2005 and 2004 was $28.4 million, or 59.3% of pre-tax income, and $31.3 million, or 32.6% of pre-tax income, respectively. The rate increase compared with 2004 was primarily due to the U.S./non-U.S. income mix, the establishment of valuation allowances against foreign losses primarily generated from the previously discussed EAME segment projects, recording of tax reserves, provision to tax return adjustments and foreign withholding taxes. As of December 31, 2005, we had approximately $23.9 million of U.S. net operating loss carryforwards (“NOLs”), none of which were subject to limitation under Internal Revenue Code Section 382. We expect our 2006 rate to return to a more normal level of 30.0% to 35.0%.

We operate in more than 60 locations worldwide and, therefore, are subject to the jurisdiction of multiple taxing authorities. Determination of taxable income in any given jurisdiction requires the interpretation of applicable tax laws, regulations, treaties, tax pronouncements and other tax agreements. As a result, we are subject to tax assessments in such jurisdictions, including assessments related to the determination of taxable income, transfer pricing and the application of tax treaties, among others. We believe we have adequately provided for any such known or anticipated assessments. We believe that the majority of the amount currently provided under Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies” (“SFAS No. 5”), will not be settled in the next twelve months and such possible settlement will not have a significant impact on our liquidity.

Minority Interest in (Income) Loss — Minority interest in income in 2005 was $3.5 million compared with minority interest in loss of $1.1 million in 2004. The change from 2004 primarily relates to the prior year recognition of our minority partner’s share of losses within our EAME segment.

2004 VERSUS 2003

New Business Taken/Backlog — New business taken was $2.6 billion during 2004, compared with $1.7 billion in 2003. Approximately 55% of the new business taken during 2004 was for contracts awarded in North America. During 2004, new business taken increased 31% in the North America segment, due primarily to significant LNG expansion and peak shaving awards in the United States. New business taken for the EAME segment increased

153% primarily due to the award of an LNG import terminal project in the United Kingdom valued in excess of $700.0 million. New business taken in our AP segment decreased 8% primarily due to fewer standard tank awards in China and Thailand. New business taken in the CSA segment decreased 8% during 2004 as a result of fewer LNG awards in the Caribbean.

Backlog increased $748.7 million or 47% to $2.3 billion at December 31, 2004, primarily due to the LNG import terminal new award in the United Kingdom, noted above.

Revenue — Revenue in 2004 of $1.9 billion increased $285 million, or 18% compared with 2003. The growth over 2003 was primarily attributable to strong backlog going into 2004 and progress on significant projects in our North America and EAME segments. During 2004, revenue increased 16% in the North America segment and 54% in the EAME segment, but declined 19% in the AP segment and 12% in the CSA segment. The increase in the North America segment related primarily to higher volumes of LNG and turnaround projects in the United States. Revenue growth in the EAME segment resulted from significant LNG projects under way in Nigeria and Russia and the inclusion of a full year of revenue from the John Brown Hydrocarbons Limited (“John Brown”) acquisition made in 2003. AP’s decrease is primarily attributable to the completion of significant projects in Australia, while CSA’s decline was a result of fewer new awards in certain Latin American markets.

Gross Profit — Gross profit in 2004 was $202.3 million, or 10.7% of revenue, compared with $196.6 million, or 12.2% of revenue, in 2003. Gross profit as a percentage of revenue fell primarily as a result of the recognition of potentially unrecoverable costs on two projects, one in our EAME segment’s Saudi Arabia region and the other in our North America segment. The overall decrease as a percentage of revenue was partially offset by the impact of strong project execution, which resulted in cost savings.

Saudi Arabian Project

The Saudi project was forecasted to close in a loss position of $1.4 million as of the end of 2003. In the first quarter of 2004, we recognized unanticipated costs for work performed on the project for which we were contractually obligated without the benefit of immediate owner approval. The increased costs were provided for in the period, resulting in a total charge of $6.9 million in the first quarter. Events in the Saudi Arabia region of our EAME segment during the second quarter resulted in an unanticipated level of uncertainty and instability in the region. As a result of disruptions, real or perceived, caused by terrorist activity beginning in May 2004, we incurred additional costs and encountered unexpected difficulties and delays on the Saudi project due to increased physical security requirements and the inefficiencies, delays and disruption caused by the need to replace employees choosing to depart the Kingdom. In the second quarter, we increased our estimate of all costs expected to be incurred to complete the project. As the project was still forecasted to result in a loss in the second quarter, additional provision for such loss was made, resulting in a $16.4 million charge in the second quarter. Provision for additional loss on the project resulted in a $2.1 million charge to earnings in the third quarter and $1.2 million in the fourth quarter. Total provisions charged to earnings during 2004 for this project were $26.6 million.

At December 31, 2004, we had not recognized revenue for unapproved change orders or claims associated with this project. However, we intend to continue pursuing customer approval. If these change orders or claims are approved, associated revenue will be recognized at such time, which would impact future operating results. The project was essentially complete at December 31, 2004.

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

During the second quarter of 2004, our forecast of total project costs increased as a result of a series of unexpected events that required us to perform unplanned work and incur unforecasted costs including the rework of components of the most critical equipment on the project, decreases in labor productivity and longer than anticipated equipment utilization. Additionally, commissioning and preparation for start-up of the facility began before construction was complete and much of the work had to be completed on an expedited basis in order to support an aggressive commissioning and start-up program, necessitating additional costs. Due to these previously unforeseen costs, the project was now forecasted to result in a negative gross margin. As a result, a provision for such loss was made, resulting in a $15.0 million charge to earnings in the second quarter. Total provisions charged to earnings during 2004 for this project were $23.0 million. At December 31, 2004, the project was complete.

Other

At December 31, 2004, we had recorded $46.1 million of unapproved claims/change orders at cost, net of reserves, of which $36.8 million was associated with an ongoing project in our EAME segment. While this project was substantially complete, we had not reached agreement regarding the final value of certain change orders and agreements. As of December 31, 2004, we had received cash advances totaling $17.8 million to fund a portion of the costs associated with the change orders and agreements. Subsequent to year-end 2004, we received an additional $10.0 million of funding associated with the change orders and agreements and reached agreement on an additional $3.5 million.

Selling and Administrative Expenses — Selling and administrative expenses were $98.5 million, or 5.2% of revenue, in 2004, compared with $93.5 million, or 5.8% of revenue, in 2003. The absolute dollar increase compared with 2003 related primarily to increased professional fees and labor costs associated with Sarbanes-Oxley documentation and compliance testing, higher incentive program costs and the full-year impact of operations acquired in the second quarter of 2003.

Income from Operations — Income from operations in 2004 was $102.1 million, representing a $1.3 million decrease compared with 2003. Operating income decreased due to the recognition of potentially unrecoverable costs on the North America and EAME segment projects discussed above, partially offset by higher revenue volume, cost savings attributable to strong project execution, and higher fixed cost coverage related to overhead and selling and administrative expenses.

Interest Expense and Interest Income — Interest expense increased $1.7 million from the prior year to $8.2 million, primarily due to fees associated with our increased capacity on revolving credit facilities and higher foreign short-term borrowing levels. Interest income increased $0.9 million from 2003 to $2.2 million primarily due to higher short-term investment levels.

Income Tax Expense — Income tax expense for 2004 and 2003 was $31.3 million, or 32.6% of pre-tax income, and $29.7 million, or 30.3% of pre-tax income, respectively. The rate increase compared with 2003 is primarily due to the establishment of valuation allowances on non-U.S. losses and adjustments to tax reserves. As of December 31, 2004, we had U.S. NOLs of approximately $30.5 million, of which $6.4 million was subject to limitation under Internal Revenue Code Section 382. The U.S. NOLs will expire from 2019 to 2024.

Minority Interest in (Income) Loss — Minority interest in loss in 2004 was $1.1 million compared with minority interest in income of $2.4 million in 2003. The change over 2003 primarily relates to recognition of our minority partner’s share of losses resulting from the Saudi Arabian project discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As a result of a delay in furnishing financial information for the quarter ended September 30, 2005, we would have been in technical default of covenants related to our revolving credit facility and our senior notes, had waivers not been obtained. On November 14, 2005, we obtained waivers from the bank group and senior noteholders, extending the deadline of our quarterly financial submissions until January 13, 2006. On January 13, 2006, we obtained waivers from the bank group and senior noteholders which extended the deadline until April 1, 2006. On March 30, 2006, we obtained waivers from the bank group and senior noteholders which extended the deadline of our quarterly and fiscal year end 2005 and first quarter 2006 financial submissions until May 31, 2006. On May 31, 2006, we obtained waivers from the bank group and senior noteholders which extended the deadline of our quarterly and fiscal year end 2005 and first quarter 2006 financial submissions until June 16, 2006 and extended the deadline for providing a three year budget until September 30, 2006. Upon obtaining these waivers, we were in compliance with all debt covenants at December 31, 2005.

At December 31, 2005, cash and cash equivalents totaled $334.0 million.

Operating — During 2005, our operations generated $165.0 million of cash flows, primarily attributable to decreased working capital levels.

Investing — In 2005, we incurred $36.9 million for capital expenditures, primarily for field equipment to support projects in our EAME and North America segments. Cash provided by investing activities during 2005 included proceeds from the sale of technology, property, plant and equipment.

We continue to evaluate and selectively pursue opportunities for expansion of our business through acquisition of complementary businesses. These acquisitions, if they arise, may involve the use of cash or may require debt or equity financing.

Financing — Net cash flows used in financing activities were $41.0 million. Cash utilized during 2005 included payment of the first of three equal annual installments of $25.0 million on our senior notes during the third quarter, the repayment of $7.7 million of short-term international borrowings and approximately $5.0 million to repurchase shares of our stock. Cash dividends of $11.7 million paid during 2005 increased $4.1 million over 2004 resulting from a 50% increase in our annual dividend from $0.08 to $0.12 per share. Cash provided by financing activities during 2005 included $9.5 million from the issuance of common stock, primarily from the exercise of stock options.

Subsequent to December 31, 2005, a former executive received, pursuant to and as required by the Management Defined Contribution Plan dated March 26, 1997 (“Plan”), distribution of approximately 2.5 million restricted stock units from a rabbi trust. To satisfy our responsibility under the Plan for all applicable tax withholding, we withheld approximately 0.9 million shares, as treasury shares, and utilized $20.1 million of cash to pay withholding tax on this taxable share distribution.

Our primary internal source of liquidity is cash flow generated from operations. Capacity under a revolving credit facility is also available, if necessary, to fund operating or investing activities. We have a five-year $600.0 million, committed and unsecured revolving credit facility, which terminates in May 2010. As of December 31, 2005, no direct borrowings were outstanding under the revolving credit facility, but we had issued $181.3 million of letters of credit under the five-year facility. As of December 31, 2005, we had $418.7 million of available capacity under this facility. The facility contains certain restrictive covenants, including a minimum fixed charge coverage ratio and a minimum net worth level, among other restrictions. The facility also places restrictions on us with regard to subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, and mergers and acquisitions, among other restrictions.

We also have various short-term, uncommitted revolving credit facilities across several geographic regions of approximately $560.7 million. These facilities are generally used to provide letters of credit or bank guarantees to customers in the ordinary course of business to support advance payments, as performance guarantees, or in lieu of retention on our contracts. At December 31, 2005, we had available capacity of $215.7 million under these uncommitted facilities. In addition to providing letters of credit or bank guarantees, we also issue surety bonds in the ordinary course of business to support our contract performance. For a further discussion of letters of credit and surety bonds, see Note 10 to our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

As previously referenced, we issue letters of credit and bank guarantees in the ordinary course of business for performance, advance payments from the customer, or in lieu of retention. Subsequent to December 31, 2005, we have provided approximately $21.5 million of cash collateral as support for a bank guarantee issued under a U.K.

banking facility. Under the terms of the collateral agreement, the cash will remain restricted until the guarantee has terminated, expired or has been replaced by another bank. We intend to replace or remove the bank guarantee, thereby removing the restriction on our cash.

Our $50.0 million of senior notes also contain a number of restrictive covenants, including a maximum leverage ratio and minimum levels of net worth and debt and fixed charge ratios, among other restrictions. The notes also place restrictions on us with regard to investments, other debt, subsidiary indebtedness, sales of assets, liens, nature of business conducted and mergers, among other restrictions.

As of December 31, 2005, the following commitments were in place to support our ordinary course obligations:

	Amounts by Expiration Period
Commitments	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)

Letters of credit/bank guarantees	$526,259	$194,858	$242,199	$79,177	$10,025
Surety bonds	305,616	255,762	49,854	—	—

Total commitments	$831,875	$450,620	$292,053	$79,177	$10,025

Note: Letters of credit includes $35,604 of letters of credit issued in support of our insurance program.

Contractual obligations at December 31, 2005 are summarized below:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)

Senior notes(1)	$55,505	$28,670	$26,835	$—	$—
Operating leases(2)	81,127	24,315	23,176	16,208	17,428
Purchase obligations(3)	—	—	—	—	—
Self-insurance obligations(4)	21,240	21,240	—	—	—
Pension funding obligations(5)	3,973	3,973	—	—	—
Postretirement benefit funding obligations(5)	1,848	1,848	—	—	—

Total contractual obligations	$163,693	$80,046	$50,011	$16,208	$17,428

(1)	Includes interest accruing at a rate of 7.34%.

(2)	Subsequent to December 31, 2005, we terminated an existing facility lease agreement that was to expire in 2010 and concurrently entered into a new facility lease agreement that expires in 2021. Total future minimum payments under the new lease, which are not reflected in the table, exceed the total payments under the terminated lease by approximately $60.0 million.

(3)	In the ordinary course of business, we enter into purchase commitments to satisfy our requirements for materials and supplies for contracts that have been awarded. These purchase commitments, that are to be recovered from our customers, are generally settled in less than one year. We do not enter into long-term purchase commitments on a speculative basis for fixed or minimum quantities.

(4)	Amount represents expected 2006 payments associated with our self-insurance program. Payments beyond one year have not been included as non-current amounts are not determinable on a year-by-year basis.

(5)	Amounts represent expected 2006 contributions to fund our defined benefit and other postretirement plans, respectively. Contributions beyond one year have not been included as amounts are not determinable.

We believe cash on hand, funds generated by operations, amounts available under existing credit facilities and external sources of liquidity, such as the issuance of debt and equity instruments, will be sufficient to finance capital expenditures, the settlement of commitments and contingencies (as fully described in Note 10 to our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data”) and working capital needs for the foreseeable future. However, there can be no assurance that such funding will be available, as our ability to generate cash flows from operations and our ability to access funding under the revolving credit facility may be impacted by a variety of business, economic, legislative, financial and other factors which may be outside of our control. Additionally, while we currently have significant, uncommitted bonding facilities, primarily to support various commercial provisions in our engineering and construction contracts, a termination or reduction of these bonding facilities could result in the utilization of letters of credit in lieu of performance bonds, thereby reducing our available capacity under the revolving credit facility. Although we do not anticipate a reduction or termination of the bonding facilities, there can be no assurance that such facilities will be available at reasonable terms to service our ordinary course obligations.

We are a defendant in a number of lawsuits arising in the normal course of business and we have in place appropriate insurance coverage for the type of work that we have performed. As a matter of standard policy, we review our litigation accrual quarterly and as further information is known on pending cases, increases or decreases, as appropriate, may be recorded in accordance with SFAS No. 5.

For a discussion of pending litigation, including lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed, matters involving the U.S. Federal Trade Commission and securities class action lawsuits against us, see Note 10 to our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

OFF-BALANCE SHEET ARRANGEMENTS

We use operating leases for facilities and equipment when they make economic sense. In 2001, we entered into a sale (for approximately $14.0 million) and leaseback transaction of our Plainfield, Illinois administrative office with a lease term of 20 years, which is accounted for as an operating lease. Rentals under this and all other lease commitments are reflected in rental expense and future rental commitments as summarized in Note 10 to our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

We have no other significant off-balance sheet arrangements.

NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). This standard requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Compensation cost will generally be based on the grant-date fair value of the equity or liability instrument issued, and will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) applies to all awards granted for fiscal years beginning after June 15, 2005, to awards modified, repurchased, or cancelled after that date and to the portion of outstanding awards for which the requisite service has not yet been rendered. For share-based awards that accelerate the vesting terms based upon retirement, SFAS No. 123(R) requires compensation cost to be recognized through the date that the employee first becomes eligible for retirement, rather than upon actual retirement as is currently practiced. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under the current guidelines. We anticipate applying the modified prospective method as prescribed under SFAS No. 123(R) upon adoption. Pro forma results, which approximate the historical impact of this standard, are presented under the stock plans heading of Note 2 to our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

Staff Accounting Bulletin 107 (“SAB 107”) was issued in March of 2005 and provides guidance on implementing SFAS No. 123(R). SAB 107 will impact our accounting for stock held in trust (Note 11 to our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data”) upon the adoption of SFAS No. 123(R) as it requires for share-based payments that could require the employer to redeem the equity instruments for cash that the redemption amount should be classified outside of permanent equity (temporary equity). While the stock held in trust contains a put feature back to us, the stock held in trust is presented as permanent equity in our historical financial statements with an offsetting stock held in trust contra equity account as allowed under existing rules. SAB 107 also requires that if the share-based payments are based on fair value (which is our case) subsequent increases or decreases in the fair value do not impact income applicable to common shareholders but temporary equity should be recorded at fair value with changes in fair value reflected by offsetting impacts recorded directly to retained earnings. As a result, at adoption of SFAS No. 123(R), we will record $40.3 million of redeemable common stock with an offsetting decrease to additional paid in capital to reflect the fair value of share-based payments that could require cash funding by us. Subsequent movements in the fair value of the $40.3 million of redeemable common stock will be recorded to retained earnings. There will be no effect on earnings per share.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — A replacement of Accounting Principles Board (“APB”) Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for, and reporting of, a change in accounting principles. This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Under previous guidance, changes in accounting principle were recognized as a cumulative effect in the net income of the period of the change. SFAS No. 154 requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. Additionally, this Statement requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a “restatement.” The provisions in SFAS No. 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We intend to adopt the disclosure requirements upon the effective date of the pronouncement. We do not believe that the adoption of this pronouncement will have a material effect on our consolidated financial position, results of operations or cash flows.

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

CRITICAL ACCOUNTING ESTIMATES

The discussion and analysis of financial condition and results of operations are based upon our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Our management has discussed the development and selection of our critical accounting estimates with the Audit Committee of our Supervisory Board of Directors. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition — Revenue is primarily recognized using the percentage-of-completion method. A significant portion of our work is performed on a fixed-price or lump-sum basis. The balance of our work is performed on variations of cost reimbursable and target price approaches. Contract revenue is accrued based on the percentage that actual costs-to-date bear to total estimated costs. We utilize this cost-to-cost approach as we believe this method is less subjective than relying on assessments of physical progress. We follow the guidance of the Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” for accounting policies relating to our use of the percentage-of-completion method, estimating costs, revenue recognition, and unapproved change order/claim recognition. The use of estimated cost to complete each contract, while the most widely recognized method used for percentage-of-completion accounting, is a significant variable in the process of determining income earned and is a significant factor in the accounting for contracts. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates.

Contract revenue reflects the original contract price adjusted for approved change orders and estimated minimum recoveries of unapproved change orders and claims. We recognize unapproved change orders and claims to the extent that related costs have been incurred when it is probable that they will result in additional contract revenue and their value can be reliably estimated. At December 31, 2005, we had outstanding unapproved change orders/claims recognized of $48.5 million, net of reserves, of which $43.5 million is associated with a completed project in our EAME segment. Regarding the change orders/claims associated with the EAME segment project, we have received substantial cash advances. While we have received a settlement offer for more than the cash received through December 31, 2005, we believe our net exposure is approximately $11.1 million, which represents the contract price less cash received to date. If in the future we determine collection of the $43.5 million of unapproved change orders/claims is not probable, it would result in a charge to earnings in the period such determination is made. As of December 31, 2004, we had outstanding unapproved change orders/claims recognized of $46.1 million net of reserves.

Losses expected to be incurred on contracts in progress are charged to earnings in the period such losses are known. Provisions for additional costs associated with contracts projected to be in a significant loss position at December 31, 2005, resulted in $53.0 million of charges to earnings during 2005. Charges to earnings during 2004 were $53.5 million.

As discussed under “Item 9A. Controls and Procedures,” of this Form 10-K, management identified certain control deficiencies in our internal controls relating to project accounting, and as a result, concluded that these deficiencies constituted a material weakness in our internal control over financial reporting. In light of this material weakness, we implemented processes and performed additional procedures designed to ensure that the financial statements were prepared in accordance with GAAP (see “Item 9A. Controls and Procedures”).

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

Financial Instruments — Although we do not engage in currency speculation, we periodically use forward contracts to mitigate certain operating exposures, as well as hedge intercompany loans utilized to finance non-U.S. subsidiaries. Forward contracts utilized to mitigate operating exposures are generally designated as “cash flow hedges” under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Therefore, gains and losses associated with marking highly effective instruments to market are included in accumulated other comprehensive loss on the Consolidated Balance Sheets, while the gains and losses associated with instruments deemed ineffective during the period are recognized within cost of revenue in the Consolidated Statements of Income. Additionally, gains or losses on forward contracts to hedge intercompany loans are included within cost of revenue in the Consolidated Statements of Income. Our other financial instruments are not significant.

Income Taxes — Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The final realization of the deferred tax asset depends on our ability to generate sufficient taxable income of the appropriate character in the future and in appropriate jurisdictions.

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

Estimated Reserves for Insurance Matters — We maintain insurance coverage for various aspects of our business and operations. However, we retain a portion of anticipated losses through the use of deductibles and self-insured retentions for our exposures related to third-party liability and workers’ compensation. Management regularly reviews estimates of reported and unreported claims through analysis of historical and projected trends, in conjunction with actuaries and other consultants, and provides for losses through insurance reserves. As claims develop and additional information becomes available, adjustments to loss reserves may be required. If actual results are not consistent with our assumptions, we may be exposed to gains or losses that could be material. A 10% change in our self-insurance reserves at December 31, 2005, would have impacted our net income by approximately $1.5 million for the year ended December 31, 2005.

Recoverability of Goodwill — Effective January 1, 2002, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which states that goodwill and indefinite-lived intangible assets are no longer to be amortized but are to be reviewed annually for impairment. The goodwill impairment analysis required under SFAS No. 142 requires us to allocate goodwill to our reporting units, compare the fair value of each reporting unit with our carrying amount, including goodwill, and then, if necessary, record a goodwill impairment charge in an amount equal to the excess, if any, of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. The primary method we employ to estimate these fair values is the discounted cash flow method. This methodology is based, to a large extent, on assumptions about future events which may or may not occur as anticipated, and such deviations could have a significant impact on the estimated fair values calculated. These assumptions include, but are not limited to, estimates of future growth rates, discount rates and terminal values of reporting units. See further discussion in Note 5 to our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.” Our goodwill balance at December 31, 2005, was $230.1 million.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Another form of foreign currency exposure relates to our non-U.S. subsidiaries’ normal contracting activities. We generally try to limit our exposure to foreign currency fluctuations in most of our engineering, procurement and construction contracts through provisions that require customer payments in U.S. dollars or other currencies corresponding to the currency in which costs are incurred. As a result, we generally do not need to hedge foreign currency cash flows for contract work performed. However, where construction contracts do not contain foreign currency provisions, we generally use forward exchange contracts to hedge foreign currency exposure of forecasted transactions and firm commitments. The gains and losses on these contracts are intended to offset changes in the value of the related exposures. However, certain of these hedges became ineffective during the year as it became probable that their underlying forecasted transaction would not occur within their originally specified periods of time. The loss associated with these instruments’ change in fair value totaled $6.5 million and was recognized within cost of revenue in the 2005 Consolidated Statement of Income. At December 31, 2005, the notional amount of cash flow hedge contracts outstanding was $297.2 million, and the total notional amount exceeded the total present value of these contracts by approximately $9.4 million. The terms of these contracts extend up to three years.

In circumstances where intercompany loans and/or borrowings are in place with non-U.S. subsidiaries, we will also use forward contracts which generally offset any translation gains/losses of the underlying transactions. If the timing or amount of foreign-denominated cash flows vary, we incur foreign exchange gains or losses, which are included within cost of revenue in the Consolidated Statements of Income. We do not use financial instruments for trading or speculative purposes.

The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and notes payable approximates their fair values because of the short-term nature of these instruments. At December 31, 2005 and 2004, the fair value of our fixed rate long-term debt was $25.7 million and $53.1 million, respectively, based on the current market rates for debt with similar credit risk and maturities. See Note 8 to our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for quantification of our financial instruments.

Item 8.	Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Our evaluation was based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the framework in Internal Control — Integrated Framework, our principal executive officer and principal financial officer concluded our internal control over financial reporting was not effective as of December 31, 2005.

A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management concluded we had the following two material weaknesses in our internal control over financial reporting as of December 31, 2005:

1. Control Environment — An entity level material weakness existed related to the control environment component of internal control over financial reporting. The ineffective control environment related to management communication and actions that, in certain instances, overly emphasized meeting earnings targets resulting in or contributing to the lack of adherence to existing internal control procedures and U.S. GAAP. Additionally we did not provide adequate support and resources at appropriate levels to prevent and detect lack of compliance with our existing policies and procedures. This material weakness could affect our ability to provide accurate financial information and it specifically resulted in certain adjustments to the draft financial statements for the third quarter.

2. Project Accounting — A material weakness existed related controls over project accounting. On certain projects, cost estimates were not updated to reflect current information and insufficient measures were taken to independently verify uniform and reliable cost estimates by certain field locations, and on some contracts revenues were initially recorded on change orders/claims without proper support or verification. Additionally, insufficient measures were taken to determine that when one Company subsidiary subcontracts a portion of a customer contract to another subsidiary that the profit margin on the subcontract was consistent with the profit margin on the overall contract with the customer and intercompany profit was eliminated as required by U.S. GAAP. This material weakness could affect project related accounts, and it specifically resulted in adjustments to revenue and cost of sales on certain contracts in connection with our restatement of previously reported financial statements for the second quarter of 2005 and in connection with our preparation of draft financial statements for the third quarter of 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Philip K. Asherman Philip K. Asherman President and Chief Executive Officer	/s/ Richard E. Goodrich Richard E. Goodrich Acting Chief Financial Officer

May 25, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Supervisory Board and Shareholders of
Chicago Bridge & Iron Company N.V.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Chicago Bridge & Iron Company N.V. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weaknesses identified in management’s assessment and described below, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Chicago Bridge & Iron Company N.V. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

Control Environment — An entity level material weakness existed related to the control environment component of internal control over financial reporting. The ineffective control environment related to management communication and actions that, in certain instances, overly emphasized meeting earnings targets resulting in or contributing to the lack of adherence to existing internal control procedures and U.S. GAAP. Additionally management did not provide adequate support and resources at appropriate levels to prevent and detect lack of compliance with the Company’s existing policies and procedures. This material weakness could affect the Company’s ability to provide accurate financial information and it specifically resulted in certain adjustments to the draft financial statements for the third quarter.

Project Accounting — A material weakness existed related to controls over project accounting. On certain projects, cost estimates were not updated to reflect current information and insufficient measures were taken to independently verify uniform and reliable cost estimates by certain field locations, and on some contracts revenues were initially recorded on change orders/claims without proper support or verification. Additionally, insufficient measures were taken to determine that when one Company subsidiary subcontracts a portion of a customer contract to another subsidiary that the profit margin on the subcontract was consistent with the profit margin on the overall contract with the customer and intercompany profit was eliminated as required by U.S. GAAP. This material weakness could affect project related accounts, and it specifically resulted in adjustments to revenue and cost of sales on certain contracts in connection with the Company’s restatement of previously reported financial statements for the second quarter of 2005 and in connection with the Company’s preparation of draft financial statements for the third quarter of 2005.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statements, and this report does not affect our report dated May 25, 2006 on those financial statements.

In our opinion, management’s assessment that Chicago Bridge & Iron Company N.V. and subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Chicago Bridge & Iron Company N.V. and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2005, based on the COSO control criteria.

/s/  Ernst & Young LLP

Houston, Texas
May 25, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Supervisory Board and Shareholders of
Chicago Bridge & Iron Company N.V.

We have audited the accompanying consolidated balance sheet of Chicago Bridge & Iron Company N.V. and subsidiaries (the “Company”) as of December 31, 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 2005 listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chicago Bridge & Iron Company N.V. and subsidiaries at December 31, 2005, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein. We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Chicago Bridge & Iron Company N.V.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 25, 2006 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/  Ernst & Young LLP

Houston, Texas
May 25, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Supervisory Board of
Chicago Bridge & Iron Company N.V.

We have audited the accompanying consolidated balance sheet of Chicago Bridge & Iron Company N.V. (a Netherlands corporation) and subsidiaries (the “Company”) as of December 31, 2004, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Chicago Bridge & Iron Company N.V. and subsidiaries at December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/  DELOITTE & TOUCHE LLP

Houston, Texas
March 11, 2005

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31,	2005	2004	2003
	(In thousands, except per share data)

Revenue	$2,257,517	$1,897,182	$1,612,277
Cost of revenue	2,109,113	1,694,871	1,415,715

Gross profit	148,404	202,311	196,562
Selling and administrative expenses	106,937	98,503	93,506
Intangibles amortization (Note 5)	1,499	1,817	2,548
Other operating income, net	(10,267)	(88)	(2,833)

Income from operations	50,235	102,079	103,341
Interest expense	(8,858)	(8,232)	(6,579)
Interest income	6,511	2,233	1,300

Income before taxes and minority interest	47,888	96,080	98,062
Income tax expense (Note 13)	(28,379)	(31,284)	(29,713)

Income before minority interest	19,509	64,796	68,349
Minority interest in (income) loss	(3,532)	1,124	(2,395)

Net income	$15,977	$65,920	$65,954

Net income per share (Note 2) (1)
Basic	$0.16	$0.69	$0.73
Diluted	$0.16	$0.67	$0.69

Cash dividends on shares
Amount	$11,738	$7,648	$7,257
Per Share(1)	$0.12	$0.08	$0.08

(1)	On February 25, 2005, we declared a two-for-one stock split effective in the form of a stock dividend paid March 31, 2005, to stockholders of record at the close of business on March 21, 2005. The above per share amounts reflect the impact of the stock split for all periods presented.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,	2005	2004
	(In thousands, except share data)

ASSETS
Cash and cash equivalents	$333,990	$236,390
Accounts receivable, net of allowance for doubtful accounts of $2,300 in 2005 and $726 in 2004	379,044	252,377
Contracts in progress with costs and estimated earnings exceeding related progress billings (Note 4)	157,096	135,902
Deferred income taxes (Note 13)	27,770	26,794
Other current assets	52,703	33,816

Total current assets	950,603	685,279

Property and equipment, net (Note 6)	137,718	119,474
Non-current contract retentions	10,414	5,635
Deferred income taxes (Note 13)	—	3,293
Goodwill (Note 5)	230,126	233,386
Other intangibles, net of accumulated amortization of $3,297 in 2005 and $6,088 in 2004 (Note 5)	27,865	29,346
Other non-current assets	21,093	26,305

Total assets	$1,377,819	$1,102,718

LIABILITIES
Notes payable (Note 7)	$2,415	$9,704
Current maturity of long-term debt (Note 7)	25,000	25,000
Accounts payable	259,365	180,362
Accrued liabilities (Note 6)	123,801	89,104
Contracts in progress with progress billings exceeding related costs and estimated earnings (Note 4)	346,122	169,470
Income taxes payable	1,940	7,550

Total current liabilities	758,643	481,190

Long-term debt (Note 7)	25,000	50,000
Other non-current liabilities (Note 6)	100,811	97,155
Deferred income taxes (Note 13)	2,989	—
Minority interest in subsidiaries	6,708	5,135

Total liabilities	894,151	633,480

Commitments and contingencies (Note 10)	—	—

SHAREHOLDERS’ EQUITY
Common stock, Euro .01 par value; shares authorized: 250,000,000 in 2005 and 125,000,000 in 2004; shares issued: 98,466,426 in 2005 and 96,929,168 in 2004; shares outstanding: 98,133,416 in 2005 and 96,831,306 in 2004	1,146	497
Additional paid-in capital	334,620	313,337
Retained earnings	188,400	184,793
Stock held in Trust (Note 11)	(15,464)	(13,425)
Treasury stock, at cost	(6,448)	(1,495)
Accumulated other comprehensive loss (Note 11)	(18,586)	(14,469)

Total shareholders’ equity	483,668	469,238

Total liabilities and shareholders’ equity	$1,377,819	$1,102,718

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
	(In thousands)

Cash Flows from Operating Activities
Net income	$15,977	$65,920	$65,954
Adjustments to reconcile net income to net cash provided by operating activities:
Payments related to exit costs/special charges	—	(1,503)	(1,511)
Depreciation and amortization	18,216	22,498	21,431
Long-term incentive plan amortization	3,249	2,662	3,962
Gain on sale of technology, property, plant and equipment	(10,267)	(88)	(2,833)
Loss on foreign currency hedge ineffectiveness	6,546	—	—
Change in operating assets and liabilities (see below)	131,278	43,280	3,363

Net cash provided by operating activities	164,999	132,769	90,366

Cash Flows from Investing Activities
Cost of business acquisitions, net of cash acquired	(1,828)	(10,551)	(79,029)
Capital expenditures	(36,869)	(17,430)	(31,286)
Proceeds from sale of assets held for sale	—	—	4,935
Proceeds from sale of technology, property, plant and equipment	12,347	1,930	3,350

Net cash used in investing activities	(26,350)	(26,051)	(102,030)

Cash Flows from Financing Activities
(Decrease) increase in notes payable	(7,289)	9,703	(13)
Repayment of private placement debt	(25,000)	—	—
Issuance of common stock	9,507	16,085	27,084
Purchase of treasury stock	(4,956)	(1,386)	(2,029)
Issuance of treasury stock	—	—	4,261
Dividends paid	(11,738)	(7,648)	(7,257)
Other	(1,573)	—	—

Net cash (used in) provided by financing activities	(41,049)	16,754	22,046

Increase in cash and cash equivalents	97,600	123,472	10,382
Cash and cash equivalents, beginning of the year	236,390	112,918	102,536

Cash and cash equivalents, end of the year	$333,990	$236,390	$112,918

Change in Operating Assets and Liabilities
(Increase) decrease in receivables, net	$(126,667)	$(51,856)	$10,614
Decrease (increase) in contracts in progress, net	155,458	45,306	(80,479)
(Increase) decrease in non-current contract retentions	(4,779)	5,619	(4,867)
Increase in accounts payable	79,003	37,104	49,048
(Increase) decrease in other current assets	(17,018)	499	(7,679)
Increase in income taxes payable and deferred income taxes	8,810	12,957	12,701
Increase (decrease) in accrued and other non-current liabilities	26,745	(5,436)	21,904
Decrease (increase) in other	9,726	(913)	2,121

Total	$131,278	$43,280	$3,363

Supplemental Cash Flow Disclosures
Cash paid for interest	$8,683	$6,670	$7,341
Cash paid for income taxes (net of refunds)	$19,890	$6,113	$16,557

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

									Accumulated
	Common Stock		Additional		Stock Held in Trust		Treasury Stock		Other	Total
	Number of		Paid-In	Retained	Number of		Number of		Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Shares	Amount	Income (Loss)	Equity
	(In thousands)

Balance at January 1, 2003	88,652	$210	$245,916	$68,064	2,900	$(12,332)	478	$(2,836)	$(16,875)	$282,147
Comprehensive income	—	—	—	65,954	—	—	—	—	7,245	73,199
Stock dividends to common shareholders	—	240	—	(240)	—	—	—	—	—	—
Dividends to common shareholders	—	—	—	(7,257)	—	—	—	—	—	(7,257)
Long-Term Incentive Plan amortization	—	—	3,962	—	—	—	—	—	—	3,962
Issuance of treasury stock to Trust	10	—	18	—	10	(70)	(10)	52	—	—
Issuance of common stock to Trust	80	1	869	—	80	(870)	—	—	—	—
Release of Trust shares	—	—	(1,553)	—	(260)	1,553	—	—	—	—
Purchase of treasury stock	(384)	—	—	—	—	—	384	(4,152)	—	(4,152)
Issuance of treasury stock	846	—	(2,567)	—	—	—	(846)	6,828	—	4,261
Issuance of common stock	4,184	24	36,980	—	—	—	—	—	—	37,004

Balance at December 31, 2003	93,388	475	283,625	126,521	2,730	(11,719)	6	(108)	(9,630)	389,164
Comprehensive income (loss)	—	—	—	65,920	—	—	—	—	(4,839)	61,081
Dividends to common shareholders	—	—	—	(7,648)	—	—	—	—	—	(7,648)
Long-Term Incentive Plan amortization	—	—	2,662	—	—	—	—	—	—	2,662
Issuance of common stock to Trust	168	1	2,555	—	168	(2,556)	—	—	—	—
Release of Trust shares	—	—	(850)	—	(138)	850	—	—	—	—
Purchase of treasury stock	(92)	—	1	—	—	—	92	(1,387)	—	(1,386)
Issuance of common stock	3,368	21	25,344	—	—	—	—	—	—	25,365

Balance at December 31, 2004	96,832	497	313,337	184,793	2,760	(13,425)	98	(1,495)	(14,469)	469,238
Comprehensive income (loss)	—	—	—	15,977	—	—	—	—	(4,117)	11,860
Stock dividends to common shareholders	—	632	—	(632)	—	—	—	—	—	—
Dividends to common shareholders	—	—	—	(11,738)	—	—	—	—	—	(11,738)
Long-Term Incentive Plan amortization	—	—	3,249	—	—	—	—	—	—	3,249
Issuance of common stock to Trust	129	2	3,321	—	129	(3,323)	—	—	—	—
Release of Trust shares	—	—	(1,284)	—	(115)	1,284	—	—	—	—
Purchase of treasury stock	(235)	—	(3)	—	—	—	235	(4,953)	—	(4,956)
Issuance of common stock	1,407	15	16,000	—	—	—	—	—	—	16,015

Balance at December 31, 2005	98,133	$1,146	$334,620	$188,400	2,774	$(15,464)	333	$(6,448)	$(18,586)	$483,668

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

1.	ORGANIZATION AND NATURE OF OPERATIONS

Organization — Chicago Bridge & Iron Company N.V. (a company organized under the laws of The Netherlands) and Subsidiaries is a global engineering, procurement and construction (“EPC”) company serving customers in a number of key industries including oil and gas; petrochemical and chemical; power; water and wastewater; and metals and mining. We have been helping our customers produce, process, store and distribute the world’s natural resources for more than 100 years by supplying a comprehensive range of engineered steel structures and systems. We offer a complete package of design, engineering, fabrication, procurement, construction and maintenance services. Our projects include hydrocarbon processing plants, liquefied natural gas (“LNG”) terminals and peak shaving plants, offshore structures, pipelines, bulk liquid terminals, water storage and treatment facilities, and other steel structures and their associated systems. We have been continuously engaged in the engineering and construction industry since our founding in 1889.

Nature of Operations — Projects for the worldwide natural gas, petroleum and petrochemical industries accounted for a majority of our revenue in 2005, 2004 and 2003. Numerous factors influence capital expenditure decisions in this industry, which are beyond our control. Therefore, no assurance can be given that our business, financial condition and results of operations will not be adversely affected because of reduced activity due to the price of oil or changing taxes, price controls and laws and regulations related to the petroleum and petrochemical industry.

The percentage of our employees represented by unions generally ranges between 5 and 10 percent. Our unionized subsidiary, CBI Services, Inc., which is within our North America segment, has agreements with various unions representing groups of its employees, the largest of which is with the Boilermakers Union. We have multiple contracts with various Boilermakers Unions, and each contract generally has a three-year term.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Consolidation — These financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The Consolidated Financial Statements include all majority owned subsidiaries. Significant intercompany balances and transactions are eliminated in consolidation. Investments in non-majority owned affiliates are accounted for by the equity method. For the years ended December 31, 2005 and 2004, we did not have any significant non-majority owned affiliates.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosed amounts of contingent assets and liabilities, and the reported amounts of revenue and expenses. We believe the most significant estimates and judgments are associated with revenue recognition on engineering and construction contracts, recoverability tests that must be periodically performed with respect to goodwill and intangible asset balances, valuation of accounts receivable, financial instruments and deferred tax assets, and the determination of liabilities related to self-insurance programs. If the underlying estimates and assumptions upon which the financial statements are based change in the future, actual amounts may differ from those included in the accompanying Consolidated Financial Statements.

Revenue Recognition — Revenue is primarily recognized using the percentage-of-completion method. A significant portion of our work is performed on a fixed-price or lump-sum basis. The balance of our work is performed on variations of cost reimbursable and target price approaches. Contract revenue is accrued based on the percentage that actual costs-to-date bear to total estimated costs. We utilize this cost-to-cost approach as we believe this method is less subjective than relying on assessments of physical progress. We follow the guidance of the Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” for accounting policies relating to our use of the percentage-of-completion method, estimating costs, revenue recognition, and unapproved change order/claim recognition. The use of estimated cost to complete each

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contract, while the most widely recognized method used for percentage-of-completion accounting, is a significant variable in the process of determining income earned and is a significant factor in the accounting for contracts. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates.

Contract revenue reflects the original contract price adjusted for approved change orders and estimated minimum recoveries of unapproved change orders and claims. We recognize unapproved change orders and claims to the extent that related costs have been incurred when it is probable that they will result in additional contract revenue and their value can be reliably estimated. At December 31, 2005, we had outstanding unapproved change orders/claims recognized of $48,520, net of reserves, of which $43,500 is associated with a completed project in our Europe, Africa, Middle East (“EAME”) segment. Regarding the change orders/claims associated with the EAME segment project, we have received substantial cash advances. While we have received a settlement offer for more than the cash received through December 31, 2005, we believe our net exposure is approximately $11,075, which represents the contract price less cash received to date. If in the future we determine collection of the $43,500 of unapproved change orders/claims is not probable, it would result in a charge to earnings in the period such determination is made. As of December 31, 2004, we had outstanding unapproved change orders/claims recognized of $46,133, net of reserves.

Losses expected to be incurred on contracts in progress are charged to earnings in the period such losses are known. Provisions for additional costs associated with contracts projected to be in a significant loss position at December 31, 2005, resulted in $53,027 of charges to earnings during 2005. Charges to earnings during 2004 were $53,493.

Cost and estimated earnings to date in excess of progress billings on contracts in process represent the cumulative revenue recognized less the cumulative billings to the customer. Any billed revenue that has not been collected is reported as accounts receivable. Unbilled revenue is reported as contracts in progress with costs and estimated earnings exceeding related progress billings on the Consolidated Balance Sheets. The timing of when we bill our customers is generally contingent on completion of certain phases of the work as stipulated in the contract. Progress billings in accounts receivable at December 31, 2005 and 2004, included retentions totaling $57,541 and $36,095, respectively, to be collected within one year. Contract retentions collectible beyond one year are included in non-current contract retentions on the consolidated balance sheets and totaled $10,414 ($9,042 expected to be collected in 2007 and $1,372 in 2008) and $5,635 at December 31, 2005 and 2004, respectively. Cost of revenue includes direct contract costs such as material and construction labor, and indirect costs which are attributable to contract activity.

As discussed under “Item 9A. Controls and Procedures” of this Form 10-K, management identified certain control deficiencies in our internal controls relating to project accounting, and as a result, concluded that these deficiencies constituted a material weakness in our internal control over financial reporting. In light of this material weakness, we implemented processes and performed additional procedures designed to ensure that the financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (see “Item 9A. Controls and Procedures”).

Precontract Costs — Precontract costs are generally charged to cost of revenue as incurred, but, in certain cases, may be deferred to the balance sheet if specific probability criteria are met. There were no precontract costs deferred as of December 31, 2005 or 2004.

Research and Development — Expenditures for research and development activities, which are charged to expense as incurred, amounted to $4,319 in 2005, $4,141 in 2004 and $4,403 in 2003.

Depreciation and Amortization — Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives: buildings and improvements, 10 to 40 years; plant and field equipment, 3

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to 20 years. Renewals and betterments, which substantially extend the useful life of an asset, are capitalized and depreciated. Depreciation expense was $16,717 in 2005, $20,681 in 2004 and $18,883 in 2003.

Goodwill and indefinite-lived intangibles are no longer amortized in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) (see Note 5). Finite-lived other intangibles are amortized on a straight-line basis over 8 to 11 years, while other intangibles with indefinite useful lives are not amortized.

Impairment of Long-Lived Assets — Management reviews tangible assets and finite-lived intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation is required, the estimated cash flows associated with the asset or asset group will be compared to the asset’s carrying amount to determine if an impairment exists. See Note 5 for additional discussion relative to goodwill and indefinite-lived intangibles impairment testing.

Per Share Computations — Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding for the period, which includes the vested portion of stock held in trust. Diluted EPS reflects the assumed conversion of dilutive securities, consisting of employee stock options/restricted shares/performance shares, where performance criteria have been met, and directors’ deferred fee shares.

The following schedule reconciles the income and shares utilized in the basic and diluted EPS computations:

Years Ended December 31,	2005	2004	2003

Net income	$15,977	$65,920	$65,954

Weighted average shares outstanding — basic	97,583,233	95,367,052	90,629,616
Effect of stock options/restricted shares/performance shares	2,073,423	3,275,030	4,325,762
Effect of directors’ deferred fee shares	109,808	359,368	98,624

Weighted average shares outstanding — diluted	99,766,464	99,001,450	95,054,002

Net income per share
Basic	$0.16	$0.69	$0.73
Diluted	$0.16	$0.67	$0.69

On February 25, 2005, we declared a two-for-one stock split effective in the form of a stock dividend paid March 31, 2005, to stockholders of record at the close of business on March 21, 2005. All share and per share amounts have been adjusted for the stock split for all periods presented throughout this Form 10-K.

Cash Equivalents — Cash equivalents are considered to be all highly liquid securities with original maturities of three months or less.

Concentrations of Credit Risk — The majority of accounts receivable and contract work in progress are from clients in the natural gas, petroleum and petrochemical industries around the world. Most contracts require payments as projects progress or in certain cases, advance payments. We generally do not require collateral, but in most cases can place liens against the property, plant or equipment constructed or terminate the contract if a material default occurs. We maintain reserves for potential credit losses.

Foreign Currency — The nature of our business activities involves the management of various financial and market risks, including those related to changes in currency exchange rates. The effects of translating financial statements of foreign operations into our reporting currency are recognized in shareholders’ equity in accumulated other comprehensive loss as cumulative translation adjustment, net of tax, which includes tax credits associated with the translation adjustment. Foreign currency exchange gains/(losses) are included in the consolidated statements of income, and were ($8,056) in 2005, $2,380 in 2004 and $1,002 in 2003. The losses in 2005 were primarily attributable to the mark-to-market of hedges where it became probable that their underlying forecasted

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transaction would not occur within their originally specified periods of time. Other amounts pertain to foreign currency exchange transactional gains and losses.

Financial Instruments — Although we do not engage in currency speculation, we periodically use forward contracts to mitigate certain operating exposures, as well as hedge intercompany loans utilized to finance non-U.S. subsidiaries. Forward contracts utilized to mitigate operating exposures are generally designated as “cash flow hedges” under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Therefore, gains and losses associated with marking highly effective instruments to market are included in accumulated other comprehensive loss on the Consolidated Balance Sheets, while the gains and losses associated with instruments deemed ineffective during the period are recognized within cost of revenue in the Consolidated Statements of Income. Additionally, gains or losses on forward contracts to hedge intercompany loans are included within cost of revenue in the Consolidated Statements of Income. Our other financial instruments are not significant.

Stock Plans — We account for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock, subject to any vesting provisions. Reported net income does not include any compensation expense associated with stock options, but does include compensation expense associated with restricted stock and performance share awards. See Note 12 for additional discussion relative to our stock plans.

Had compensation expense for the Employee Stock Purchase Plan and Long-Term Incentive Plans been determined consistent with the fair value method of SFAS No. 123, “Share-Based Payment,” (using the Black-Scholes pricing model for stock options), our net income and net income per common share would have reflected the following pro forma amounts:

Years Ended December 31,	2005	2004	2003

Net income, as reported	$15,977	$65,920	$65,954

Add: Stock-based compensation for restricted stock and performance share awards included in reported net income, net of tax	1,966	1,611	2,397
Deduct: Stock-based compensation determined under the fair value method, net of tax	(3,919)	(3,137)	(5,340)

Pro forma net income	$14,024	$64,394	$63,011

Basic EPS
As reported	$0.16	$0.69	$0.73
Pro forma	$0.14	$0.68	$0.70

Diluted EPS
As reported	$0.16	$0.67	$0.69
Pro forma	$0.14	$0.65	$0.66

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Using the Black-Scholes option-pricing model, the fair value of each option grant is estimated on the date of grant based on the following weighted-average assumptions:

	2005	2004	2003

Risk-free interest rate	4.13%	3.81%	3.28%
Expected dividend yield	0.53%	0.57%	1.05%
Expected volatility	44.82%	46.18%	48.52%
Expected life in years	6	6	6

Income Taxes — Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The final realization of the deferred tax asset depends on our ability to generate sufficient taxable income of the appropriate character in the future and in appropriate jurisdictions.

New Accounting Standards — In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). This standard requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Compensation cost will generally be based on the grant-date fair value of the equity or liability instrument issued, and will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) applies to all awards granted for fiscal years beginning after June 15, 2005, to awards modified, repurchased, or cancelled after that date and to the portion of outstanding awards for which the requisite service has not yet been rendered. For share-based awards that accelerate the vesting terms based upon retirement, SFAS No. 123(R) requires compensation cost to be recognized through the date that the employee first becomes eligible for retirement, rather than upon actual retirement as is currently practiced. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under the current guidelines. We anticipate applying the modified prospective method as prescribed under SFAS No. 123(R) upon adoption. Pro forma results, which approximate the historical impact of this standard, are presented under the stock plans heading of this note.

Staff Accounting Bulletin 107 (“SAB 107”) was issued in March of 2005 and provides guidance on implementing SFAS No. 123(R). SAB 107 will impact our accounting for stock held in trust (Note 11) upon the adoption of SFAS No. 123(R) as it requires for share-based payments that could require the employer to redeem the equity instruments for cash that the redemption amount should be classified outside of permanent equity (temporary equity). While the stock held in trust contains a put feature back to us, the stock held in trust is presented as permanent equity in our historical financial statements with an offsetting stock held in trust contra equity account as allowed under existing rules. SAB 107 also requires that if the share-based payments are based on fair value (which is our case) subsequent increases or decreases in the fair value do not impact income applicable to common shareholders but temporary equity should be recorded at fair value with changes in fair value reflected by offsetting impacts recorded directly to retained earnings. As a result, at adoption of SFAS No. 123(R), we will record $40,324 of redeemable common stock with an offsetting decrease to additional paid in capital to reflect the fair value of share-based payments that could require cash funding by us. Subsequent movements in the fair value of the $40,324 of redeemable common stock will be recorded to retained earnings. There will be no effect on earnings per share.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — A replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for, and reporting of, a change in accounting principles. This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Under previous guidance, changes in accounting principle were recognized as a cumulative effect in the net income of the period of the change. SFAS No. 154 requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. Additionally, this Statement requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a “restatement.” The provisions in SFAS No. 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We intend to adopt the disclosure requirements upon the effective date of the pronouncement. We do not believe that the adoption of this pronouncement will have a material effect on our consolidated financial position, results of operations or cash flows.

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

3.	ACQUISITIONS

  2005 and 2004

During 2005 and 2004, we increased our purchase consideration by $389 and $6,529, respectively, related to contingent earnout obligations associated with the 2000 Howe-Baker International L.L.C. (“Howe-Baker”) acquisition. As we settled this earnout obligation in 2005, no further adjustments to the purchase price will be made. Adjustments to the initial purchase price allocation of our 2003 acquisitions are reflected below.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  2003

On April 29, 2003, we acquired certain assets and assumed certain liabilities of Petrofac Inc. (“Petrofac”), an EPC company serving the hydrocarbon processing industry, for $26,616, including transaction costs, of which $24,355 was paid during 2003. The remaining purchase price, $1,900, was reflected as notes payable on the December 31, 2003 Consolidated Balance Sheet, and was paid in monthly installments through the second quarter of 2004. The acquired operations, located in Tyler, Texas, have been fully integrated into our North America segment’s CB&I Howe-Baker unit and have expanded our capacity to engineer, fabricate and install EPC projects for the oil refining, oil production, gas treating and petrochemical industries.

On May 30, 2003, we acquired certain assets and assumed certain liabilities of John Brown Hydrocarbons Limited (“John Brown”), for $29,631, including transaction costs, net of cash acquired. John Brown provides comprehensive engineering, program and construction management services for the offshore, onshore and pipeline sectors of the hydrocarbon industry, as well as for LNG terminals. The acquired operations, located in London, Moscow, the Caspian Region and Canada, have been integrated into our Europe, Africa, Middle East (“EAME”) segment. This addition has strengthened our international engineering and execution platform and expanded our capabilities into the upstream oil and gas sector.

The purchase prices, including transaction costs, for the above acquisitions were allocated to the net assets acquired based upon their estimated fair market values on the date of acquisition and the balance of $52,760 was recorded as goodwill. The net assets and operating results have been included in our financial statements from the respective dates of the acquisitions. Pro-forma financial information has not been disclosed separately as the amounts were not material to our overall financial condition or results of operations. The following table summarizes the purchase price allocation of Petrofac and John Brown net assets acquired at the date of acquisition:

Purchase Price Allocation	2003

Current assets	$28,032
Property, plant and equipment	4,306
Goodwill	52,760
Current liabilities	14,332
Non-current liabilities	14,519

Total Consideration	$56,247

The change in the initial purchase price allocation since December 31, 2003, primarily relates to an adjustment resulting from the valuation of pension liabilities associated with our acquisition of John Brown.

Also during 2003, we increased our purchase consideration by $17,901 related to contingent earnout obligations associated with the Howe-Baker acquisition.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	CONTRACTS IN PROGRESS

Contract terms generally provide for progress billings based on completion of certain phases of the work. The excess of costs and estimated earnings for construction contracts over progress billings on contracts in progress is reported as a current asset and the excess of progress billings over costs and estimated earnings on contracts in progress is reported as a current liability as follows:

December 31,	2005	2004

Contracts in Progress
Revenue recognized on contracts in progress	$5,451,837	$4,213,625
Billings on contracts in progress	(5,640,863)	(4,247,193)

	$(189,026)	$(33,568)

Shown on balance sheet as:
Contracts in progress with costs and estimated earnings exceeding related progress billings	$157,096	$135,902
Contracts in progress with progress billings exceeding related costs and estimated earnings	(346,122)	(169,470)

	$(189,026)	$(33,568)

5.	GOODWILL AND OTHER INTANGIBLES

  Goodwill

General — At December 31, 2005 and 2004, our goodwill balance was $230,126 and $233,386, respectively, attributable to the excess of the purchase price over the fair value of assets acquired relative to acquisitions within our North America and EAME segments.

Aggregate goodwill was reduced by $3,260 during 2005 primarily due to foreign currency translation of goodwill associated with our 2003 acquisition of John Brown, and a reduction in accordance with SFAS No. 109, “Accounting for Income Taxes,” where tax goodwill exceeded book goodwill, partially offset by the settlement of a contingent earnout obligation associated with our 2000 acquisition of Howe-Baker. The change in goodwill by segment for 2004 and 2005 is as follows:

	North America	EAME	Total

Balance at December 31, 2003	$199,210	$19,823	$219,033
Resolution of pre-acquisition contingencies, foreign currency translation and contingent earnout obligations	5,242	9,111	14,353

Balance at December 31, 2004	204,452	28,934	233,386
Foreign currency translation, tax goodwill in excess of book goodwill and contingent earnout obligation	(1,420)	(1,840)	(3,260)

Balance at December 31, 2005	$203,032	$27,094	$230,126

Impairment Testing — SFAS No. 142 states that goodwill and indefinite-lived intangible assets are no longer amortized to earnings, but instead are reviewed for impairment at least annually via a two-phase process, absent any indicators of impairment. The first phase screens for impairment, while the second phase (if necessary) measures impairment. We have elected to perform our annual analysis during the fourth quarter of each year based upon goodwill and indefinite-lived intangible balances as of the beginning of the fourth quarter. Upon completion of our 2005 impairment test, no impairment charge was necessary. Impairment testing for goodwill was accomplished by comparing an estimate of discounted future cash flows to the net book value of each reporting unit. Multiples of

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

each reporting unit’s earnings before interest, taxes, depreciation and amortization were also utilized in our analysis as a comparative measure. Impairment testing of indefinite-lived intangible assets, which primarily consist of tradenames associated with the 2000 Howe-Baker acquisition, was accomplished by demonstrating recovery of the underlying intangible assets, utilizing an estimate of discounted future cash flows. There can be no assurance that future goodwill or other intangible asset impairment tests will not result in a charge to earnings.

  Other Intangible Assets

In accordance with SFAS No. 142, the following table provides information concerning our other intangible assets for the years ended December 31, 2005 and 2004:

	2005		2004
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets Technology (10 years)	$1,276	$(478)	$4,914	$(3,261)
Non-compete agreements (8 years)	3,100	(2,000)	3,100	(1,600)
Strategic alliances, customer contracts, patents (11 years)	1,866	(819)	2,564	(1,227)

Total	$6,242	$(3,297)	$10,578	$(6,088)

Unamortized intangible assets Tradenames	$24,717		$24,717
Minimum pension liability adjustment	203		139

	$24,920		$24,856

The change in other intangibles compared with 2004 relates to amortization and adjustments to eliminate fully amortized intangible assets. Also, in the fourth quarter of 2005, we sold non-core business-related technology previously acquired as part of the 2000 Howe-Baker acquisition. Gains from the sale of $7,922 were recorded within other operating income in our 2005 Consolidated Statement of Income. Intangible amortization for the years ended 2005, 2004 and 2003 was $1,499, $1,817 and $2,548, respectively. For the years ended 2006, 2007, 2008, 2009 and 2010, amortization of existing intangibles is anticipated to be $702, $702, $602, $302 and $302, respectively.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	SUPPLEMENTAL BALANCE SHEET DETAIL

December 31,	2005	2004

Components of Property and Equipment
Land and improvements	$22,130	$21,879
Buildings and improvements	60,830	52,626
Plant and field equipment	173,666	156,576

Total property and equipment	256,626	231,081
Accumulated depreciation	(118,908)	(111,607)

Net property and equipment	$137,718	$119,474

Components of Accrued Liabilities
Payroll, vacation, bonuses and profit-sharing	$34,938	$26,978
Self-insurance/retention reserves	21,240	14,740
Postretirement benefit obligations	1,848	2,103
Interest payable	1,672	2,670
Pension obligations	361	369
Contract cost and other accruals	63,742	42,244

Accrued liabilities	$123,801	$89,104

Components of Other Non-Current Liabilities
Postretirement benefit obligations	$29,921	$27,550
Income tax reserve	15,431	15,892
Pension obligations	15,510	16,294
Self-insurance/retention reserves	14,393	16,022
Other	25,556	21,397

Other non-current liabilities	$100,811	$97,155

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	DEBT

The following summarizes our outstanding debt at December 31:

	2005	2004

Current:
Notes payable	$2,415	$9,704
Current maturity of long-term debt	25,000	25,000

Current debt	$27,415	$34,704

Long-Term:
Notes:
7.34% Senior Notes maturing July 2007. Principal due in equal annual installments of $25,000 in 2006 and 2007.
Interest payable semi-annually	$25,000	$50,000
Revolving credit facility:
$600,000 five-year revolver expiring May 2010. Interest at prime plus a margin or the British Bankers Association settlement rate plus a margin as described below	—	—

Long-term debt	$25,000	$50,000

Notes payable as of December 31, 2005 and 2004, consisted of short-term borrowings under commercial credit facilities. The borrowings had a weighted average interest rate of 9.22% and 4.68% at December 31, 2005 and 2004, respectively.

As of December 31, 2005, no direct borrowings were outstanding under our committed and unsecured five-year $600,000 revolving credit facility (terminates May 2010), but we had issued $181,259 of letters of credit under the facility. As of December 31, 2005, we had $418,741 of available capacity under the facility for future operating or investing needs. The facility contains certain restrictive covenants, including a minimum fixed charge coverage ratio and a minimum net worth level, among other restrictions. The facility also places restrictions on us with regard to subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, and mergers and acquisitions, among other restrictions. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the credit facility as well as letter of credit fees on outstanding instruments. The interest, letter of credit fee and commitment fee percentages are based upon our quarterly leverage ratio.

Additionally, we have various other short-term uncommitted revolving credit facilities of approximately $560,714. These facilities are generally used to provide letters of credit or bank guarantees to customers in the ordinary course of business to support advance payments, as performance guarantees or in lieu of retention on our contracts. At December 31, 2005, we had available capacity of $215,714 under these uncommitted facilities.

Our $50,000 of senior notes also contain a number of restrictive covenants, including a maximum leverage ratio and minimum levels of net worth and debt and fixed charge ratios, among other restrictions. The notes also place restrictions on us with regard to investments, other debt, subsidiary indebtedness, sales of assets, liens, nature of business conducted and mergers, among other restrictions.

As a result of a delay in furnishing financial information for the quarter ended September 30, 2005, we would have been in technical default of covenants related to our revolving credit facility and our senior notes, had waivers not been obtained. On November 14, 2005, we obtained waivers from the bank group and senior noteholders, extending the deadline of our quarterly financial submissions until January 13, 2006. On January 13, 2006, we obtained waivers from the bank group and senior noteholders which extended the deadline until April 1, 2006. On

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

March 30, 2006, we obtained waivers from the bank group and senior noteholders which extended the deadline of our quarterly and fiscal year end 2005 and first quarter 2006 financial submissions until May 31, 2006. On May 31, 2006, we obtained waivers from the bank group and senior noteholders which extended the deadline of our quarterly and fiscal year end 2005 and first quarter 2006 financial submissions until June 16, 2006 and extended the deadline for providing a three year budget until September 30, 2006. Upon obtaining these waivers, we were in compliance with all debt covenants at December 31, 2005.

Capitalized interest was insignificant in 2005, 2004 and 2003.

8.	FINANCIAL INSTRUMENTS

Forward Contracts — At December 31, 2005, our forward contracts to hedge intercompany loans and certain operating exposures are summarized as follows:

		Contract	Weighted Average
Currency Sold	Currency Purchased	Amount(1)	Contract Rate

Forward contracts to hedge intercompany loans:(2)
Euro	U.S. Dollar	$13,615	0.85
U.S. Dollar	British Pound	$71,323	0.58
U.S. Dollar	Canadian Dollar	$10,983	1.15
U.S. Dollar	South African Rand	$3,320	6.29
U.S. Dollar	Australian Dollar	$17,771	1.35
Forward contracts to hedge certain operating exposures:(3)
U.S. Dollar	Euro	$73,736	0.81
U.S. Dollar	Swiss Francs	$3,683	1.25
U.S. Dollar	Japanese Yen	$14,019	115.00
British Pound	U.S. Dollar	$14,706	0.54
British Pound	Euro	£121,307	1.40
British Pound	Swiss Francs	£4,579	2.20
British Pound	Japanese Yen	£2,554	192.84

(1)	Represents notional U.S. dollar equivalent at inception of contract, with the exception of forward contracts to sell: 121,307 British Pounds for 169,982 Euros, 4,579 British Pounds for 10,080 Swiss Francs, and 2,554 British Pounds for 492,515 Japanese Yen. These contracts are denominated in British Pounds and equate to approximately $220,497 at December 31, 2005.

(3)	These contracts, for which we do not seek hedge accounting treatment under SFAS No. 133, generally mature within seven days of year-end and are marked-to-market through cost of revenue within the Consolidated Income Statement, generally offsetting any translation gains/losses of the underlying transactions.

(3)	Contracts, which hedge foreign currency exposure of forecasted transactions and firm commitments, mature within three years of year-end and were designated as “cash flow hedges” under SFAS No. 133. Certain of these hedges became ineffective during the year as it became probable that their underlying forecasted transaction would not occur within their originally specified periods of time. The loss associated with these instruments’ change in fair value totaled $6,546 and was recognized within cost of revenue in the 2005 Consolidated Statement of Income. At December 31, 2005, the total notional amount exceeded the total present value of these contracts by $9,445, net, including the foreign currency exchange loss related to ineffectiveness. Of the total mark-to-market, $1,869 was recorded in other current assets, $1,174 was recorded in other non-current assets,

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$9,115 was recorded in accrued liabilities and $3,373 was recorded in other non-current liabilities on the 2005 Consolidated Balance Sheet. The total unrealized fair value loss on cash flow hedges recorded in accumulated other comprehensive loss and totaling $2,029, net of tax of $870, is expected to be reclassified to earnings during 2006 due to settlement of the related contracts. If the counterparties to the exchange contracts do not fulfill their obligations to deliver the contracted currencies, we could be at risk for any currency related fluctuations.

Fair Value — The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and notes payable approximates their fair values because of the short term nature of these instruments. At December 31, 2005 and 2004, the fair value of our fixed rate long-term debt was $25,658 and $53,091, respectively, based on current market rates for debt with similar credit risk and maturities.

9.	RETIREMENT BENEFITS

Defined Contribution Plans — We sponsor two contributory defined contribution plans for eligible employees which consist of a voluntary pre-tax salary deferral feature, a matching contribution, and a profit-sharing contribution in the form of cash or our common stock to be determined annually. For the years ended December 31, 2005, 2004 and 2003, we expensed $10,606, $9,880 and $11,340, respectively, for these plans.

In addition, we sponsor several other defined contribution plans that cover salaried and hourly employees for which we do not provide matching contributions. The cost of these plans to us was not significant in 2005, 2004 and 2003.

Defined Benefit and Other Postretirement Plans — We currently sponsor various defined benefit pension plans covering certain employees of our North America and EAME segments. In connection with the John Brown acquisition, we assumed certain pension obligations related to its employees.

We also provide certain health care and life insurance benefits for our retired employees through three health care and life insurance benefit programs. In connection with the John Brown acquisition in 2003, we assumed certain postretirement benefit obligations related to their employees. Retiree health care benefits are provided under an established formula, which limits costs based on prior years of service of retired employees. These plans may be changed or terminated by us at any time.

We use a December 31 measurement date for the majority of our plans. During 2006, we expect to contribute $3,973 and $1,848 to our defined benefit and other postretirement plans, respectively.

The following tables provide combined information for our defined benefit and other postretirement plans:

	Defined Benefit Plans			Other Postretirement Plans
Components of Net Periodic Benefit Cost	2005	2004	2003	2005	2004	2003

Service cost	$4,658	$5,633	$2,898	$1,475	$1,265	$1,679
Interest cost	5,593	4,854	1,150	2,172	1,965	1,871
Expected return on plan assets	(6,681)	(5,587)	(1,429)	—	—	—
Amortization of prior service costs	24	18	9	(269)	(269)	(101)
Recognized net actuarial loss	126	289	411	466	260	94

Net periodic benefit expense (income)	$3,720	$5,207	$3,039	$3,844	$3,221	$3,543

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Change in Benefit Obligation	2005	2004	2005	2004

Benefit obligation at beginning of year	$103,946	$25,300	$37,764	$31,701
Acquisition(1)	—	57,892	—	—
Service cost	4,658	5,633	1,475	1,265
Interest cost	5,593	4,854	2,172	1,965
Actuarial loss	10,204	6,730	149	5,075
Effect of plan change	—	—	—	—
Plan participants’ contributions	1,183	760	1,472	1,014
Benefits paid	(2,337)	(1,961)	(2,855)	(3,681)
Currency translation	(9,884)	4,738	(618)	425

Benefit obligation at end of year	$113,363	$103,946	$39,559	$37,764

Change in Plan Assets	2005	2004	2005	2004

Fair value at beginning of year	$91,501	$25,952	$—	$—
Acquisition(1)	—	46,272	—	—
Actual return on plan assets	15,052	11,766	—	—
Benefits paid	(2,337)	(1,961)	(2,855)	(3,681)
Employer contribution	4,110	4,204	1,383	2,667
Plan participants’ contributions	1,183	760	1,472	1,014
Currency translation	(8,122)	4,508	—	—

Fair value at end of year	$101,387	$91,501	$—	$—

Funded status	$(11,976)	$(12,445)	$(39,559)	$(37,764)
Unrecognized net prior service costs	299	242	(2,151)	(2,420)
Unrecognized net actuarial loss	7,320	5,985	9,941	10,531

Net amount recognized	$(4,357)	$(6,218)	$(31,769)	$(29,653)

Amounts recognized in the balance sheet consist of:
Prepaid benefit cost	$8,882	$8,476	$—	$—
Intangible asset	203	139	—	—
Accrued benefit cost	(15,871)	(16,663)	(31,769)	(29,653)
Accumulated other comprehensive loss, before taxes	2,429	1,830	—	—

Net amount recognized	$(4,357)	$(6,218)	$(31,769)	$(29,653)

(1)	The 2004 acquisition amounts above reflect final asset and liability valuations associated with our 2003 acquisition of John Brown.

The accumulated benefit obligation for all defined benefit plans was $104,228 and $91,900 at December 31, 2005 and 2004, respectively.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects information for defined benefit plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
	2005	2004

Projected benefit obligation	$104,380	$95,069
Accumulated benefit obligation	$95,245	$83,024
Fair value of plan assets	$85,994	$76,407

	Defined Benefit Plans		Other Postretirement Plans
Additional Information	2005	2004	2005	2004

Increase in minimum liability included in other comprehensive income	$599	$653	n/a	n/a
Weighted-average assumptions used to determine benefit obligations at December 31,
Discount rate	4.89%	5.50%	5.58%	5.70%
Rate of compensation increase(1)	4.20%	4.65%	n/a	n/a
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31,
Discount rate	4.93%	5.54%	5.65%	6.18%
Expected long-term return on plan assets(2)	7.13%	7.36%	n/a	n/a
Rate of compensation increase(1)	4.20%	4.65%	n/a	n/a

(1)	The rate of compensation increase in the table relates solely to one defined benefit plan. The rate of compensation increase for our other plans is not applicable as benefits under certain plans are based upon years of service, while the remaining plans primarily cover retirees, whereby future compensation is not a factor.

(2)	The expected long-term rate of return on the defined benefit plan assets was derived using historical returns by asset category and expectations for future capital market performance.

The following table includes the plans’ expected benefit payments for the next 10 years:

Year	Defined Benefit Plans	Other Postretirement Plans

2006	$3,633	$4,496
2007	$4,144	$5,116
2008	$4,484	$6,014
2009	$4,816	$7,039
2010	$5,195	$8,174
2011-2015	$32,179	$62,415

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Defined Benefit Plans — The defined benefit plans’ assets consist primarily of short-term fixed income funds and long-term investments, including equity and fixed-income securities. The following table provides weighted-average asset allocations at December 31, 2005 and 2004, by asset category:

	Target	Plan Assets at December 31,
Asset Category	Allocations	2005	2004

Equity securities	70-80%	75%	74%
Debt securities	20-30%	22%	22%
Real estate	0-5%	1%	1%
Other	0-10%	2%	3%

Total	100%	100%	100%

Our investment strategy for benefit plan assets is to maintain a diverse portfolio to maximize a return over the long-term, subject to an appropriate level of risk. Our defined benefit plans’ assets are managed by external investment managers with oversight by our internal investment committee.

The medical plan for retirees, other than those covered by the Howe-Baker and John Brown programs, offers a defined dollar benefit; therefore, a one percentage point increase or decrease in the assumed rate of medical inflation would not affect the accumulated postretirement benefit obligation, service cost or interest cost. Under the Howe-Baker programs, health care cost trend rates are projected at annual rates ranging from 8.5% in 2006 down to 5.0% in 2013. Under the John Brown program, the assumed rate of health care cost inflation is a level 9.0% per annum. Increasing/(decreasing) the assumed health care cost trends by one percentage point for the Howe-Baker and John Brown programs is estimated to increase/(decrease) the total of the service and interest cost components of net postretirement health care cost for the year ended December 31, 2005 and the accumulated postretirement benefit obligation at December 31, 2005 as follows:

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease

Effect on total of service and interest cost	$66	$(56)
Effect on postretirement benefit obligation	$885	$(762)

Multi-employer Pension Plans — We made contributions to certain union sponsored multi-employer pension plans of $9,907, $10,372 and $6,417 in 2005, 2004 and 2003, respectively. Benefits under these defined benefit plans are generally based on years of service and compensation levels. Under U.S. legislation regarding such pension plans, a company is required to continue funding its proportionate share of a plan’s unfunded vested benefits in the event of withdrawal (as defined by the legislation) from a plan or plan termination. We participate in a number of these pension plans, and the potential obligation as a participant in these plans may be significant. The information required to determine the total amount of this contingent obligation, as well as the total amount of accumulated benefits and net assets of such plans, is not readily available.

Obligations to Former Parent — In connection with the 1997 reorganization and initial public offering, we agreed to make fixed payments to our former parent to fund certain defined benefit and postretirement benefit obligations. The remaining obligations were $7,241 and $9,082 at December 31, 2003, for defined benefit and postretirement benefit obligations, respectively. We settled these previously accrued obligations during the fourth quarter of 2004 with cash payments of $7,736 and $9,695 for the defined benefit and postretirement benefit obligations, respectively. Interest expense, which was accruing at a contractual rate of 7.5% per year associated with the defined benefit obligations totaled $495 and $639 for 2004 and 2003, respectively, and the postretirement benefit obligation, which was also accruing interest at 7.5% totaled $613 and $791 for 2004 and 2003, respectively.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	COMMITMENTS AND CONTINGENCIES

Leases — Certain facilities and equipment, including project-related field equipment, are rented under operating leases that expire at various dates through 2021. Rent expense on operating leases totaled $27,047, $34,785 and $20,242 in 2005, 2004 and 2003, respectively.

Future minimum payments under non-cancelable operating leases having initial terms of one year or more are as follows:

Amount

2006	$24,315
2007	12,534
2008	10,642
2009	9,935
2010	6,273
Thereafter	17,428

Total	$81,127

Subsequent to December 31, 2005, we terminated an existing facility lease agreement that was to expire in 2010 and concurrently entered into a new facility lease agreement that expires in 2021. Total future minimum payments under the new lease, which are not reflected in the table, exceed the total payments under the terminated lease by approximately $60,000.

In the normal course of business, we enter into lease agreements with cancellation provisions as well as agreements with initial terms of less than one year. The costs related to these leases have been reflected in rent expense but have been appropriately excluded from the future minimum payments presented above. Amounts related to assets under capital leases were immaterial for the periods presented.

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

Securities Class Action — As previously announced, a class action shareholder lawsuit was filed on February 17, 2006 against us, Gerald M. Glenn, Robert B. Jordan, and Richard E. Goodrich in the United States District Court for the Southern District of New York entitled Welmon v. Chicago Bridge & Iron Co. NV, et al. (No. 06 CV 1283). The complaint was filed on behalf of a purported class consisting of all those who purchased or otherwise acquired our securities from March 9, 2005 through February 3, 2006 and were damaged thereby.

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

Asbestos Litigation — We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. As of December 31, 2005, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 2,900 plaintiffs, and of those claims, approximately 467 claims were pending and 2,433 have been closed through dismissals or settlements. As of December 31, 2005, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount per claim of approximately one thousand dollars. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. We review each case on its own merits and make accruals based on the probability of loss and our ability to estimate the amount of liability and related expenses, if any. We do not currently believe that any unresolved asserted claims will have a material adverse effect on our future results of operations or financial

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

position and at December 31, 2005, we had accrued $1,348 for liability and related expenses. We are unable to quantify estimated recoveries for recognized and unrecognized contingent losses, if any, that may be expected to be recoverable through insurance, indemnification arrangements or other sources because of the variability in the coverage amounts, deductibles, limitations and viability of carriers with respect to our insurance policies for the years in question.

Other — We were served with a subpoena for documents on August 15, 2005 by the Securities and Exchange Commission in connection with its investigation titled “In the Matter of Halliburton Company, File No. HO-9968,” relating to an LNG construction project on Bonny Island, Nigeria, where we served as one of several subcontractors to a Halliburton affiliate. We are cooperating fully with such investigation.

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

We believe that we are currently in compliance, in all material respects, with all environmental laws and regulations. We do not anticipate that we will incur material capital expenditures for environmental controls or for investigation or remediation of environmental conditions during 2006 or 2007.

Letters of Credit/Bank Guarantees/Surety Bonds

Ordinary Course Commitments — In the ordinary course of business, we may obtain surety bonds and letters of credit, which we provide to our customers to secure advance payment, our performance under the contracts or in lieu of retention being withheld on our contracts. In the event of our non-performance under a contract and an advance being made by a bank pursuant to a draw on a letter of credit, the advance would become a borrowing under a credit facility and thus our direct obligation. Where a surety incurs such a loss, an indemnity agreement between the parties and us may require payment from our excess cash or a borrowing under our revolving credit facilities. When a contract is completed, the contingent obligation terminates and the bonds or letters of credit are returned. At December 31, 2005, we had provided $796,271 of surety bonds and letters of credit to support our contracting activities in the ordinary course of business. This amount fluctuates based on the mix and level of contracting activity.

Insurance — We have elected to retain portions of anticipated losses, if any, through the use of deductibles and self-insured retentions for our exposures related to third-party liability and workers’ compensation. Liabilities in excess of these amounts are the responsibilities of an insurance carrier. To the extent we are self-insured for these exposures, reserves (Note 6) have been provided based on management’s best estimates with input from our legal and insurance advisors. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the near term. Our management believes that the reasonably possible losses, if any, for these matters, to the extent not otherwise disclosed and net of recorded reserves, will not be material to our financial position or results of operations. At December 31, 2005, we had outstanding surety bonds and letters of credit of $35,604 relating to our insurance program.

Income Taxes — Under the guidance of SFAS No. 5, we provide for income taxes in situations where we have and have not received tax assessments. Taxes are provided in those instances where we consider it probable that

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

additional taxes will be due in excess of amounts reflected in income tax returns filed worldwide. As a matter of standard policy, we continually review our exposure to additional income taxes due and as further information is known, increases or decreases, as appropriate, may be recorded in accordance with SFAS No. 5.

11.	SHAREHOLDERS’ EQUITY

Stock Split — On February 25, 2005, we declared a two-for-one stock split effective in the form of a stock dividend paid March 31, 2005, to shareholders of record at the close of business on March 21, 2005. The effect of the stock split has been reflected in the Consolidated Financial Statements and Notes to the Consolidated Financial Statements for all periods presented.

Stock Held in Trust — During 1999, we established a rabbi trust (the “Trust”) to hold 2,822,240 unvested restricted stock units (valued at $4.50 per share) for two executive officers. The restricted stock units, which vested in March 2000, entitle the participants to receive one common share for each stock unit on the earlier of (i) the first business day after termination of employment, or (ii) a change of control. The total value of the shares initially placed in the Trust was $12,735. The shares held in trust contain a put feature back to us which could require us to redeem the equity instruments for cash upon termination of employment. As a result, at adoption of SFAS No. 123(R), we will record $40.3 million of redeemable common stock with an offsetting decrease to additional paid in capital to reflect the fair value of this share-based payment that could require cash funding by us. Subsequent movements in the fair value of the $40.3 million of redeemable common stock will be recorded to retained earnings. There will be no effect on earnings per share.

Subsequent to December 31, 2005, we distributed 2,485,352 restricted stock units from the Trust upon termination of employment of a former executive. Approximately 901,532 units were withheld as treasury shares to pay withholding tax on the distribution. Our stock held in trust is considered outstanding for basic and diluted EPS computations as of December 31, 2005.

From time to time, we grant restricted shares to key employees under our Long-Term Incentive Plans. The restricted shares are transferred to the Trust and held until the vesting restrictions lapse, at which time the shares are released from the Trust and distributed to the employees.

Treasury Stock — Under Dutch law and our Articles of Association, we may hold no more than 10% of our issued share capital at any time.

Accumulated Other Comprehensive Income (Loss) — The components of accumulated other comprehensive income (loss) are as follows:

	Currency	Unrealized	Minimum	Unrealized Fair	Accumulated Other
	Translation	Loss on Debt	Pension Liability	Value of Cash	Comprehensive
	Adjustment	Securities(1)	Adjustment	Flow Hedges(2)	Income (Loss)

Balance at January 1, 2003	$(15,483)	$(368)	$(1,024)	$—	$(16,875)
Change in 2003 [net of tax of ($2,996), ($56), ($140) and ($709)]	5,564	105	259	1,317	7,245

Balance at December 31, 2003	(9,919)	(263)	(765)	1,317	(9,630)
Change in 2004 [net of tax of $725, ($55), $225 and $1,659]	(1,377)	105	(428)	(3,139)	(4,839)

Balance at December 31, 2004	(11,296)	(158)	(1,193)	(1,822)	(14,469)
Change in 2005 [net of tax of $261, ($55), $82 and ($90)]	(3,476)	83	(517)	(207)	(4,117)

Balance at December 31, 2005	$(14,772)	$(75)	$(1,710)	$(2,029)	$(18,586)

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	The unrealized loss on debt securities resulted from a mark-to-market loss on a cash flow hedge for our $75,000 private placement debt issuance in 2001.

(2)	The unrealized fair value loss on cash flow hedges is recorded under the provisions of SFAS No. 133. Offsetting the unrealized loss on cash flow hedges is an unrealized gain on the underlying transactions, to be recognized when settled. See Note 8 for additional discussion relative to our financial instruments.

12.	STOCK PLANS

Employee Stock Purchase Plan — During 2001, the shareholders adopted an employee stock purchase plan under which sale of 2,000,000 shares of our common stock has been authorized. Employees may purchase shares at a discount on a quarterly basis through regular payroll deductions of up to 8% of their compensation. The shares are purchased at 85% of the closing price per share on the first trading day following the end of the calendar quarter. As of December 31, 2005, 930,669 shares remain available for purchase.

Long-Term Incentive Plans — Under our 1997 and 1999 Long-Term Incentive Plans, as amended (the “Incentive Plans”), we can issue shares in the form of stock options, performance shares or restricted shares. Total compensation expense of $3,249, $2,662 and $3,962, was recognized for the Incentive Plans in 2005, 2004 and 2003, respectively. Of the 16,727,020 shares authorized for grant under the Incentive Plans, 2,176,905 shares remain available for grant at December 31, 2005.

Stock Options — Stock options are generally granted at the fair market value on the date of grant and expire after 10 years. Options granted to executive officers and other key employees typically vest over a three- to four-year period, while options granted to Supervisory Directors vest over a one-year period. The following table summarizes the changes in stock options for the years ended December 31, 2005, 2004 and 2003:

					Weighted Average
		Exercise Price per			Exercise Price per
	Stock Options	Share			Share

Outstanding at January 1, 2003	9,278,676	$2.30	-	$8.53	$4.80
Granted	798,106	$7.28	-	$11.57	$7.70
Forfeited	(108,688)	$4.17	-	$11.57	$4.38
Exercised	(2,804,956)	$2.30	-	$8.47	$4.08

Outstanding at December 31, 2003	7,163,138	$2.75	-	$11.57	$5.41
Granted	128,218	$13.28	-	$14.48	$14.02
Forfeited	(69,034)	$6.49	-	$14.48	$7.51
Exercised	(2,913,538)	$3.28	-	$8.47	$4.58

Outstanding at December 31, 2004	4,308,784	$2.75	-	$14.48	$6.19
Granted	67,148	$21.38	-	$23.66	$22.72
Forfeited	(25,444)	$3.38	-	$23.66	$8.48
Exercised	(1,143,055)	$2.75	-	$8.46	$5.40

Outstanding at December 31, 2005	3,207,433	$2.75	-	$23.66	$6.80

The weighted average fair value of options granted during 2005, 2004 and 2003 was $10.57, $6.55 and $3.50, respectively. The number of outstanding fixed stock options exercisable at December 31, 2004 and 2003 was 2,648,610 and 4,652,360, respectively. These options had a weighted average exercise price of $5.25 and $4.57 at December 31, 2004 and 2003, respectively.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding
		Weighted Average		Options Exercisable
Range of	Number	Remaining	Weighted Average	Number	Weighted Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$ 2.75 - $ 5.71	1,102,218	3.5	$4.16	999,270	$4.07
$ 6.25 - $11.57	1,915,633	6.5	$7.31	1,017,011	$7.20
$13.28 - $23.66	189,582	8.6	$17.08	—	$—

	3,207,433	5.6	$6.80	2,016,281	$5.65

Restricted Shares — Restricted shares granted to employees generally vest over four years and are recognized as compensation cost utilizing a graded vesting method, while restricted shares granted to directors vest over one year. During 2005, 163,000 restricted shares were granted with a weighted-average grant-date fair value of $22.91. During 2004, 205,900 restricted shares were granted with a weighted-average grant-date fair value of $14.91. During 2003, 88,998 restricted shares were granted with a weighted-average grant-date fair value of $10.06.

Performance Shares — Performance shares generally vest over three years, subject to achievement of specific Company performance goals. During 2005, 262,600 performance shares were granted with a weighted-average grant-date fair value of $20.75. During 2004, 430,820 performance shares were granted with a weighted-average grant-date fair value of $13.60. During 2003, 387,026 performance shares were granted with a weighted-average grant-date fair value of $7.40.

13.	INCOME TAXES

Years Ended December 31,	2005	2004	2003

Sources of Income Before Income Taxes and Minority Interest
U.S.	$36,671	$44,741	$45,612
Non-U.S.	11,217	51,339	52,450

Total	$47,888	$96,080	$98,062

Income Tax Expense
Current income taxes
U.S. — Federal(1)	$(7,973)	$(15,756)	$(6,750)
U.S. — State	1,084	(1,208)	(1,177)
Non-U.S.	(20,146)	(16,529)	(10,579)

Total current income taxes	(27,035)	(33,493)	(18,506)

Deferred income taxes
U.S. — Federal(2)	(3,023)	(4,274)	(7,552)
U.S. — State	(1,409)	329	(262)
Non-U.S.	3,088	6,154	(3,393)

Total deferred income taxes	(1,344)	2,209	(11,207)

Total income tax expense	$(28,379)	$(31,284)	$(29,713)

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Tax benefits of $6,482, $9,330 and $7,152 associated with the exercise of employee stock options were allocated to equity and recorded in additional paid-in capital in the years ended December 31, 2005, 2004 and 2003, respectively.

(2)	During 2005, we utilized $1,921 of deferred tax asset related to U.S. net operating loss carryforwards (“NOLs”). During 2004 we added $2,425 of deferred tax asset related to U.S. net operating losses. During 2003, we utilized $3,338 of deferred tax asset related to NOLs.

Reconciliation of Income Taxes at The Netherlands’ Statutory Rate and Income Tax (Expense) Benefit
Tax expense at statutory rate	$(15,085)	$(33,147)	$(33,831)
State income taxes	(351)	(1,009)	(765)
Meals and entertainment	(1,819)	(1,577)	(1,390)
Valuation allowance	(6,602)	(287)	(306)
Mark-to-market adjustment	(1,867)	—	—
Tax exempt interest	1,481	—	—
Statutory tax rate differential	(1,755)	6,306	8,714
Foreign branch taxes (net of federal benefit)	(1,363)	(1,143)	(406)
Extraterritorial income exclusion	1,468	2,669	2,477
Contingent liability accrual	(2,521)	—	—
Other, net	35	(3,096)	(4,206)

Income tax expense	$(28,379)	$(31,284)	$(29,713)

Effective tax rate	59.3%	32.6%	30.3%

Our statutory rate was The Netherlands’ rate of 31.5% in 2005 and 34.5% in 2004 and 2003.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The principal temporary differences included in deferred income taxes reported on the December 31, 2005 and 2004 balance sheets were:

December 31,	2005	2004

Current Deferred Taxes
Tax benefit of U.S. Federal operating losses and credits	$8,373	$10,663
Contract revenue and costs	10,430	10,117
Employee compensation and benefit plan reserves	1,390	1,387
Legal reserves	5,743	—
Other	1,834	4,627

Current deferred tax asset	$27,770	$26,794

Non-Current Deferred Taxes
Tax benefit of U.S. State operating losses and credits	$51,253	$53,562
Tax benefit of non-U.S. operating losses and credits	25,114	15,228
Employee compensation and benefit plan reserves	12,094	—
Non-U.S. activity	3,297	8,723
Insurance reserves	6,410	7,165
Legal reserve	1,677	1,838
Other	—	2,208

Non-current deferred tax asset	99,845	88,724
Less: valuation allowance	(70,512)	(58,136)

	29,333	30,588
Depreciation and amortization	(31,663)	(26,834)
Employee compensation and benefit plan reserves	—	(461)
Other	(659)	—

Non-current deferred tax liability	(32,322)	(27,295)

Net non-current deferred tax (liability) asset	$(2,989)	$3,293

Net deferred tax asset	$24,781	$30,087

As of December 31, 2005, neither Netherlands income taxes nor Canadian, U.S., or other withholding taxes have been accrued on the estimated $175,495 of undistributed earnings of our Canadian, U.S., and subsidiary companies thereof, because it is our intention not to remit these earnings. We intend to permanently reinvest the undistributed earnings of our Canadian subsidiary and our U.S. companies and their subsidiaries in their businesses and, therefore, have not provided for deferred taxes on such unremitted foreign earnings. We did not record any Netherlands deferred income taxes on undistributed earnings of our other subsidiaries and affiliates at December 31, 2005. If any such undistributed earnings were distributed, the Netherlands participation exemption should become available under current law to significantly reduce or eliminate any resulting Netherlands income tax liability.

As of December 31, 2005, we had United States net operating loss carryforwards (“NOLs”) of approximately $23,923, none of which were subject to limitation under Internal Revenue Code Section 382. The United States NOLs will expire in 2019 to 2024. As of December 31, 2005, we had U.S.-State NOLs of approximately $866,407. We believe that it is more likely than not that $589,741 of the U.S.-State NOLs will not be utilized. Therefore, a valuation allowance has been placed against $589,741 of U.S.-State NOLs. The U.S.-State NOLs will expire in 2006 to 2024. The total amount of our U.S.-State NOLs reflects the fact that a given subsidiary’s NOL is reported in all states in which the subsidiary is registered to do business. Therefore, a subsidiary’s NOL may be counted in

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

multiple jurisdictions in a given tax year, as it is required to follow state regulations for NOLs in each state in which the subsidiary is registered to do business. As of December 31, 2005, we had non-U.S. NOLs totaling $81,552. We believe that it is more likely than not that $64,685 of the non-U.S. NOLs will not be utilized. Therefore, a valuation allowance has been placed against $64,685 of non-U.S. NOLs. Not withstanding NOLs having an indefinite carryforward, the non-U.S. NOLs will expire from 2006 to 2026.

14.	SEGMENT INFORMATION

We manage our operations by four geographic segments: North America; Europe, Africa, Middle East; Asia Pacific; and Central and South America. Each geographic segment offers similar services.

The Chief Executive Officer evaluates the performance of these four segments based on revenue and income from operations. Each segment’s performance reflects the allocation of corporate costs, which were based primarily on revenue. For the year ended December 31, 2005, we had one customer within our North America segment that accounted for more than 10% of our total revenue. Revenue for this customer totaled approximately $244,536 or 11% of our total revenue. Intersegment revenue is not material.

The following table presents revenue by geographic segment:

Years Ended December 31,	2005	2004	2003

Revenue
North America	$1,359,878	$1,130,096	$970,851
Europe, Africa, Middle East	582,918	508,735	329,947
Asia Pacific	222,720	175,883	218,201
Central and South America	92,001	82,468	93,278

Total revenue	$2,257,517	$1,897,182	$1,612,277

The following table indicates revenue for individual countries in excess of 10% of consolidated revenue during any of the three years ended December 31, 2005, based on where we performed the work:

Years Ended December 31,	2005	2004	2003

United States	$1,279,535	$1,051,257	$901,871
United Kingdom	$337,451	$127,199	$33,047
Australia	$160,657	$112,217	$175,180

The following tables present income from operations, assets and capital expenditures by geographic segment:

Years Ended December 31,	2005	2004	2003

Income (Loss) From Operations
North America	$43,799	$73,709	$67,762
Europe, Africa, Middle East	(11,969)	12,625	17,384
Asia Pacific	8,898	4,445	6,000
Central and South America	9,507	11,300	12,195

Total income from operations	$50,235	$102,079	$103,341

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31,

Assets
North America	$1,013,741	$832,669	$725,836
Europe, Africa, Middle East	254,745	198,728	140,917
Asia Pacific	70,323	36,660	38,336
Central and South America	39,010	34,661	27,273

Total assets	$1,377,819	$1,102,718	$932,362

Our revenue earned and assets attributable to operations in The Netherlands were not significant in any of the three years ended December 31, 2005. Our long-lived assets are considered to be net property and equipment. Approximately 70% of these assets were located in the United States at December 31, 2005, while the other 30% were strategically located throughout the world.

Years Ended December 31,	2005	2004	2003

Capital Expenditures
North America	$12,868	$6,375	$23,991
Europe, Africa, Middle East	22,216	10,698	6,926
Asia Pacific	987	318	212
Central and South America	798	39	157

Total capital expenditures	$36,869	$17,430	$31,286

Although we manage our operations by the four geographic segments, revenue by project type is shown below:

Years Ended December 31,	2005	2004	2003

Revenue
Process and Technology	$737,857	$665,607	$582,712
Low Temperature/Cryogenic Tanks and Systems	654,739	456,449	285,334
Standard Tanks	424,265	418,684	368,946
Specialty and Other Structures	223,479	153,841	116,059
Repairs and Turnarounds	168,259	135,071	167,994
Pressure Vessels	48,918	67,530	91,232

Total revenue	$2,257,517	$1,897,182	$1,612,277

15.	SUBSEQUENT EVENTS

Waivers to the Credit Agreement — As a result of a delay in furnishing financial information for the quarter ended September 30, 2005, we would have been in technical default of covenants related to our revolving credit facility and our senior notes, had waivers not been obtained. On November 14, 2005, we obtained waivers from the bank group and senior noteholders, extending the deadline of our quarterly financial submissions until January 13, 2006. On January 13, 2006, we obtained waivers from the bank group and senior noteholders which extended the deadline until April 1, 2006. On March 30, 2006, we obtained waivers from the bank group and senior noteholders which extended the deadline of our quarterly and fiscal year end 2005 and first quarter 2006 financial submissions until May 31, 2006. On May 31, 2006, we obtained waivers from the bank group and senior noteholders which extended the deadline of our quarterly and fiscal year end 2005 and first quarter 2006 financial submissions until June 16, 2006 and extended the deadline for providing a three year budget until September 30, 2006.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Executive Changes — In February 2006, our Supervisory Board announced the terminations of Gerald M. Glenn as Chairman, President and Chief Executive Officer, and Robert B. Jordan as Executive Vice President and Chief Operating Officer, effective February 3, 2006. The Supervisory Board elected Philip K. Asherman as President and Chief Executive Officer and Jerry H. Ballengee as non-executive Chairman. On February 14, 2006, Richard A. Byers resigned as Vice President and acting Chief Financial Officer and Richard E. Goodrich was named acting Chief Financial Officer.

Dutch Court Proceedings — On February 13, 2006, Gerald M. Glenn filed suit against us in the Dutch courts seeking “reinstatement” to his positions as a member of the Supervisory Board of CB&I and as a member of the Managing Board of Directors of Chicago Bridge & Iron Company B.V. (“B.V.”), our indirect wholly-owned subsidiary. Mr. Glenn did not seek to be reappointed as Chairman, President and CEO.

We agreed to provide Mr. Glenn, in his capacity as a member of the CB&I and B.V. Boards, certain documents and information related to our Audit Committee inquiry and, in accordance with his corporate duties and responsibilities as a Board member, the same documents and information that have been made available to the other members of the CB&I and B.V. Boards.

The suit against us in the Dutch courts was dismissed on March 3, 2006.

On May 2, 2006, we executed an Agreement and Mutual Release with Mr. Glenn (see Exhibit 10.19 to this Form 10-K).

16.	QUARTERLY OPERATING RESULTS (UNAUDITED)

Quarterly Operating Results — The following table sets forth our selected unaudited consolidated income statement information on a quarterly basis for the two years ended December 31, 2005:

		Restated
Quarter Ended 2005	March 31	June 30(1)	Sept. 30(2)	Dec. 31(3)
	(In thousands, except per share data)

Revenue	$478,783	$548,775	$555,337	$674,622
Cost of revenue	427,920	496,621	569,032	615,540

Gross Profit (Loss)	50,863	52,154	(13,695)	59,082
Selling and administrative expenses	25,517	28,262	22,739	30,419
Intangibles amortization	386	386	385	342
Other operating income, net	(102)	(1,631)	(601)	(7,933)

Income (loss) from operations	25,062	25,137	(36,218)	36,254
Interest expense	(2,232)	(2,681)	(1,781)	(2,164)
Interest income	1,365	1,439	1,589	2,118

Income (loss) before taxes and minority interest	24,195	23,895	(36,410)	36,208
Income tax (expense) benefit	(8,105)	(8,016)	5,870	(18,128)

Income (loss) before minority interest	16,090	15,879	(30,540)	18,080
Minority interest in income	(340)	(934)	(1,340)	(918)

Net income (loss)	$15,750	$14,945	$(31,880)	$17,162

Net income (loss) per share
Basic	$0.16	$0.15	$(0.33)	$0.18
Diluted	$0.16	$0.15	$(0.33)	$0.17

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quarter Ended 2004	March 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share data)

Revenue	$443,553	$415,373	$465,539	$572,717
Cost of revenue	396,790	385,808	405,869	506,404

Gross Profit	46,763	29,565	59,670	66,313
Selling and administrative expenses	23,847	23,616	23,347	27,693
Intangibles amortization	506	519	404	388
Other operating (income) loss, net	(23)	(97)	180	(148)

Income from operations	22,433	5,527	35,739	38,380
Interest expense	(1,726)	(1,734)	(2,380)	(2,392)
Interest income	206	243	717	1,067

Income before taxes and minority interest	20,913	4,036	34,076	37,055
Income tax expense	(6,692)	(1,292)	(11,494)	(11,806)

Income before minority interest	14,221	2,744	22,582	25,249
Minority interest in loss (income)	383	2,200	(962)	(497)

Net income	$14,604	$4,944	$21,620	$24,752

Net income per share
Basic	$0.16	$0.05	$0.23	$0.26
Diluted	$0.15	$0.05	$0.22	$0.25

(1)	As noted in our “Item 7. Management’s Discussion & Analysis of Financial Condition and Results of Operations,” we discovered errors in our second quarter 2005 financial statements which had a material effect on our results of operations for the period. Accordingly, we have restated the quarterly results for the second quarter of 2005 in the table presented above. The errors were not material to prior year financial statements or the first quarter of 2005.

The primary issues, which resulted in a $8,406 reduction in income from operations or $0.06 per share, are as follows:

1.	Losses on derivative contracts, which amounted to $2.2 million or $0.02 per share, were incurred on certain foreign currency derivatives used to hedge certain material purchases where and because of extended delays in the actual purchase of the materials, we should have recorded the loss (or gain) on the derivative contract while the offsetting gain (or loss) on the material purchase is recognized over the life of the project as an adjustment to the overall project margin. Instead of recording the net loss on certain derivative contracts as an increase to cost of revenues, the item was recorded as a deferred charge on the balance sheet. Although the hedges were established to offset their underlying exposures over the lives of their respective projects, they did not meet the requirements of SFAS No. 133 to defer recognition of changes in their fair value until settlement.

2.	Costs incurred for subcontractor services on two related projects, which amounted to $4.0 million or $0.03 per share, were not updated to reflect a change from a lump sum contract to a higher cost time and materials contract. The proper recognition of subcontractor costs incurred in the second quarter and inclusion in the cost estimate would have increased cost of revenue for the period. We made the determination that these costs were improperly excluded from the project while preparing our third quarter 2005 financial results.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Revenue and gross profit were overstated due to a project segmentation/intercompany elimination error, that resulted from allocating portions of certain contracts to different business units within the Company at different gross profit rates and without eliminating intercompany profits and which amounted to $1.2 million or $0.01 per share. Although the error resulted in a decrease to our previously reported second quarter results, the overall profitability of the underlying projects will not be impacted as the adjustment will effectively unwind over the remaining lives of the projects.

The impact of the issues noted above on revenue and selling and administrative expenses, as reported in our June 30, 2005 Form 10-Q, is immaterial to these individual financial statement line items. However, the impact at the income from operations level is material and we have restated our June 10-Q segmentation table and associated results of operations discussion as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Income From Operations
North America	$18,791	$10,155	$40,676	$24,855
Europe, Africa, Middle East	3,263	(8,150)	3,950	(4,699)
Asia Pacific	788	870	2,726	2,550
Central and South America	2,295	2,652	2,847	5,254

Total income from operations	$25,137	$5,527	$50,199	$27,960

Income from Operations — Income from operations for the second quarter of 2005 was $25.1 million, representing a $19.6 million increase compared with the comparable 2004 period. The increases in our North America and EAME segments resulted from higher volume and an $11.0 and $16.2 million impact, respectively, from significantly lower project cost provisions than experienced in 2004 as the prior period included $31.4 million of provisions associated with two loss projects. These increases were partly offset by the mix of projects executed during the periods. Operating income in our AP and CSA segments declined $0.1 million and $0.4 million, respectively. Income from operations for the first six months of 2005 was $50.2 million, compared with $28.0 million in the first six months of 2004. The $22.2 million increase is attributable to higher revenue and significantly lower project cost provisions than experienced in 2004. The overall increase was partly offset by the mix of projects executed.

(2)	The loss from operations in the third quarter 2005 primarily relates to three loss projects, increased costs associated with Hurricanes Katrina and Rita including the increased project cost projections as a result of the tight labor market in Gulf Coast regions and the correction of errors of $2.1 million before tax and $0.4 million after tax related to prior years that were not considered material to past years or the current year and were recorded during the quarter.

(3)	Included in our fourth quarter 2005 results of operations was a $7.9 million gain on the sale of technology included within other operating income, net.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act are controls and other procedures that are designed to provide reasonable assurance that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and acting Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.

In connection with the preparation of this Form 10-K, our management, with the participation of our CEO and our acting CFO, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. In making this evaluation, our management considered the material weaknesses discussed below and based on this evaluation, our CEO and acting CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2005.

In light of the material weaknesses described below, we delayed filing both our third quarter and annual audited financial statements and performed additional analyses and other procedures to determine that our Consolidated Financial Statements included in this Form 10-K were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These measures included, among other things, an extensive review of certain of our existing contracts to determine proper reporting of financial performance. As a result of these and other expanded procedures, we concluded that the Consolidated Financial Statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Management’s Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Our evaluation was based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the framework in Internal Control — Integrated Framework, our principal executive officer and principal financial officer concluded our internal control over financial reporting was not effective as of December 31, 2005. Management reviewed the results of its assessment with the Audit Committee of our Supervisory Board, and based on this assessment, management determined that there were two material weaknesses in our internal control over financial reporting. A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management concluded we had the following two material weaknesses in our internal control over financial reporting as of December 31, 2005:

1. Control Environment — An entity level material weakness existed related to the control environment component of internal control over financial reporting. The ineffective control environment related to management communication and actions that, in certain instances, overly emphasized meeting earnings targets resulting in or contributing to the lack of adherence to existing internal control procedures and U.S. GAAP. Additionally, we did not provide adequate support and resources at appropriate levels to prevent and detect lack of compliance with our existing policies and procedures. This material weakness could affect our ability to provide accurate financial information and it specifically resulted in certain adjustments to the draft financial statements for the third quarter.

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

Attestation Report of the Independent Registered Public Accounting Firm

Our management’s assessment of the effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as indicated in their report, which can be found in “Item 8, Financial Statements and Supplementary Data” and is incorporated herein by reference.

Changes in Internal Controls Over Financial Reporting

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

We have adopted a code of ethics that applies to the CEO, the CFO and the Corporate Controller, as well as our directors and all employees. This code of ethics can be found at our Internet website “www.cbi.com” and is incorporated herein by reference.

We submitted a Section 12(a) CEO certification to the New York Stock Exchange in 2005. Also during 2005, we filed with the Securities and Exchange Commission certifications, pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as Exhibits 31.1 and 31.2 to this Form 10-K.

The following table sets forth certain information regarding the Supervisory Directors of Chicago Bridge & Iron Company N.V. (“CB&I N.V.”), nominees to the Supervisory Board and the executive officers of Chicago Bridge & Iron Company (“CBIC”).

Name	Age	Position(s)

Jerry H. Ballengee	68	Supervisory Director and Non-Executive Chairman of CB&I N.V.
L. Richard Flury	58	Supervisory Director
J. Charles Jennett	65	Supervisory Director
Vincent L. Kontny	68	Supervisory Director
Gary L. Neale	66	Supervisory Director
L. Donald Simpson	70	Supervisory Director
Marsha C. Williams	55	Supervisory Director
Philip K. Asherman	55	President and Chief Executive Officer of CBIC
David P. Bordages	55	Vice President — Human Resources and Administration of CBIC; Nominee for Supervisory Director
Walter G. Browning	58	Secretary of CB&I N.V; Vice President, General Counsel and Secretary of CBIC
Richard E. Goodrich	62	Acting Chief Financial Officer of CBIC
Tom C. Rhodes	52	Vice President, Corporate Controller and Chief Accounting Officer of CBIC
Ronald E. Blum	57	Executive Vice President — Global Business Development of CBIC
Samuel C. Leventry	56	Nominee for Supervisory Director (Vice President, Technology Services of CBIC)
Luciano Reyes	35	Nominee for Supervisory Director (Vice President and Treasurer of CBIC)

There are no family relationships between any executive officers and Supervisory Directors. Executive officers of CBIC are elected annually by the CBIC Board of Directors.

JERRY H. BALLENGEE has served as a Supervisory Director of the Company since April 1997 and as non-executive Chairman since February 3, 2006. Since October 2001, he has served as Chairman of the Board of Morris Material Handling Company (MMH). Mr. Ballengee served as President and Chief Operating Officer of Union Camp Corporation from July 1994 to May 1999 and served in various other executive capacities and as a member of the Board of Directors of Union Camp Corporation from 1988 to 1999 when the company was acquired by International Paper Company.

L. RICHARD FLURY has served as a Supervisory Director of the Company since May 8, 2003, and was a consultant to the Supervisory Board from May 2002 to May 2003. He retired from his position as Chief Executive, Gas and Power for BP plc on December 31, 2001, which position he had held since June 1999. Prior to the integration of Amoco and BP, he served as Executive Vice President of Amoco Corporation with chief executive responsibilities for the Exploration and Production sector from January 1996 to December 1998. He also served in various other executive capacities with Amoco since 1988. He is a director of the Questar Corporation and Callon Petroleum Company.

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

GARY L. NEALE has served as a Supervisory Director of the Company since April 1997. He is Chairman of the Board of NiSource, Inc., whose primary business is the distribution of electricity and gas through utility companies. Mr. Neale served as Chief Executive Officer of NiSource, Inc. from 1993 to 2005, a director of Northern Indiana Public Service Company since 1989, and a director of Modine Manufacturing Company (heat transfer products) since 1977.

L. DONALD SIMPSON has served as a Supervisory Director of the Company since April 1997. From December 1996 to December 1999, Mr. Simpson served as Executive Vice President of Great Lakes Chemical Corporation. Prior thereto, beginning in 1992, he served in various executive capacities at Great Lakes Chemical Corporation.

MARSHA C. WILLIAMS has served as a Supervisory Director of the Company since April 1997. Since August 2002, she has served as Executive Vice President and Chief Financial Officer of Equity Office Properties Trust, a public real estate investment trust that is an owner and manager of office buildings. From May 1998 to August 2002, she served as Chief Administrative Officer of Crate & Barrel, a specialty retail company. Prior to that, she served as Vice President and Treasurer of Amoco Corporation from December 1997 to May 1998, and Treasurer from 1993 to 1997. Ms. Williams is a director of Selected Funds, Davis Funds and Modine Manufacturing Company, Inc. (heat transfer products).

PHILIP K. ASHERMAN has been President and Chief Executive Officer of CBIC since February 2006. From August 2001 to January 2006, he served as Executive Vice President and Chief Marketing Officer of CBIC. From May 2001 to July 2001, he was Vice President — Strategic Sales, Eastern Hemisphere of CBIC. Prior thereto, Mr. Asherman accumulated more than 20 years of experience in global operations and business development positions in the Engineering and Construction (E&C) industry.

DAVID P. BORDAGES has been Vice President — Human Resources and Administration of CBIC since February 2002. Prior to that time, Mr. Bordages served in senior human resources positions in the E&C industry for 20 years.

WALTER G. BROWNING has been Vice President, General Counsel and Secretary of CBIC since March 2004 and has served as Secretary of CB&I N.V. since March 2004. From February 2002 to March 2004, Mr. Browning served as Assistant General Counsel — Western Hemisphere of CBIC. From 1997 to 2002, Mr. Browning was in private law practice. From 1976 to 1997, Mr. Browning served in various legal positions with a major engineering and construction company, including Senior Vice President and General Counsel.

RICHARD E. GOODRICH has served as acting Chief Financial Officer since February 2006. From July 2001 to October 2005 he served as Executive Vice President and Chief Financial Officer. From November 2000 to July 2001, he was Group Vice President — Western Hemisphere Operations of CBIC. From February 1999 to November 2000, Mr. Goodrich was Vice President — Financial Operations of CBIC. Mr. Goodrich was the Vice President — Area Director of Finance, Western Hemisphere for CBIC from June 1998 through February 1999. Prior to that time, Mr. Goodrich held a number of operational and finance positions in the E&C industry.

TOM C. RHODES has been Corporate Controller of CBIC since August 2001. From November 2000 to August 2001, Mr. Rhodes was Vice President — Financial Operations for CBIC and from February 1999 to November 2000, he was Vice President — Area Director of Finance, Western Hemisphere of CBIC. Prior to that time, he served in finance and senior management positions in the E&C industry.

RONALD E. BLUM has served as Executive Vice President — Global Business Development since March 2006 and Vice President — Global LNG Sales of CBIC from August 2004 to March 2006. Previously, Mr. Blum led business development for EAME, CBI Services and the former PDM Engineered Construction division.

SAMUEL C. LEVENTRY has served as Vice President — Technology Services of CBIC since January 2001. From 1997 to 2001 Mr. Leventry served as Vice President — Engineering for CBIC and from 1995 to 1997 he was Product Manager — Pressure Vessels and Spheres for CBIC. Prior to that time, he was Product Engineering

Manager — Special Plate Structures for CBIC. Mr. Leventry has been employed by CBIC for more than 35 years in various engineering positions.

LUCIANO REYES has served as Vice President and Treasurer of CBIC since February 2006. Prior to February 2006, he served as Manager-Treasury Operations. Mr. Reyes joined CBIC in December 1998 and served as Treasury Analyst. Prior to joining CBIC, Mr. Reyes held various finance positions in industry and with a number of financial institutions.

Information appearing under “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2006 Proxy Statement is incorporated herein by reference.

Item 11.	Executive Compensation

Information appearing under “Executive Compensation” in the 2006 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information appearing under “Common Stock Ownership By Certain Persons and Management” in the 2006 Proxy Statement is incorporated herein by reference.

The following table summarizes information, as of December 31, 2005, relating to our equity compensation plans pursuant to which grants of options or other rights to acquire our common shares may be granted from time to time.

Equity Compensation Plan Information

	Number of Securities to be	Weighted-Average	Number of Securities
	Issued Upon Exercise of	Exercise Price of	Remaining Available for
	Outstanding Options,	Outstanding Options,	Future Issuance Under
Plan Category	Warrants and Rights	Warrants and Rights	Equity Compensation Plans

Equity compensation plans approved by security holders	3,207,433	$6.80	3,107,574
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	3,207,433	$6.80	3,107,574

Item 13.	Certain Relationships and Related Transactions

Information appearing under “Certain Transactions” in the 2006 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information appearing under “Committees of the Supervisory Board — Audit Fees” in the 2006 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

The following Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firms included under Item 8 of Part II of this report are herein incorporated by reference.

Reports of Independent Registered Public Accounting Firms

Consolidated Statements of Income — For the years ended December 31, 2005, 2004 and 2003

Consolidated Balance Sheets — As of December 31, 2005 and 2004

Consolidated Statements of Cash Flows — For the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Changes in Shareholders’ Equity — For the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

Financial Statement Schedules

Supplemental Schedule II — Valuation and Qualifying Accounts and Reserves for each of the years ended December 31, 2005, 2004 and 2003 can be found on page 87 of this report.

Schedules, other than the one above, have been omitted because the schedules are either not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto previously included under Item 8 of Part II of this report.

Quarterly financial data for the years ended December 31, 2005 and 2004 is shown in the Notes to Consolidated Financial Statements previously included under Item 8 of Part II of this report.

Our interest in 50 percent or less owned affiliates, when considered in the aggregate, does not constitute a significant subsidiary; therefore, summarized financial information has been omitted.

Exhibits

The Exhibit Index on page 88 and Exhibits being filed are submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chicago Bridge & Iron Company N.V.

/s/  Philip K. Asherman
Philip K. Asherman
(Authorized Signer)

Date: May 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 31, 2006.

Signature	Title

/s/ Philip K. Asherman Philip K. Asherman	President and Chief Executive Officer (Principal Executive Officer)

/s/ Richard E. Goodrich Richard E. Goodrich	Acting Chief Financial Officer (Principal Financial Officer)

/s/ Tom C. Rhodes Tom C. Rhodes	Vice President, Corporate Controller and Chief Accounting Officer of CBIC (Principal Accounting Officer)

/s/ Jerry H. Ballengee Jerry H. Ballengee	Supervisory Director and Non-Executive Chairman of CB&I N.V.

/s/ L. Richard Flury L. Richard Flury	Supervisory Director

/s/ J. Charles Jennett J. Charles Jennett	Supervisory Director

/s/ Vincent L. Kontny Vincent L. Kontny	Supervisory Director

/s/ Gary L. Neale Gary L. Neale	Supervisory Director

/s/ L. Donald Simpson L. Donald Simpson	Supervisory Director

/s/ Marsha C. Williams Marsha C. Williams	Supervisory Director
Registrant’s Agent for Service in the United States

/s/ Walter G. Browning Walter G. Browning

Schedule II. Supplemental Information on Valuation and Qualifying
Accounts and Reserves

CHICAGO BRIDGE & IRON COMPANY N.V.

Valuation and Qualifying Accounts and Reserves
For Each of the Three Years Ended December 31, 2005
(In thousands)

Column A	Column B	Column C	Column D	Column E
		Additions
		Charged to
	Balance at	Costs and		Balance at
Descriptions	January 1	Expenses	Deductions(1)	December 31

Allowance for doubtful accounts
2005	$726	$2,174	$(600)	$2,300
2004	$1,178	$826	$(1,278)	$726
2003	2,274	684	(1,780)	1,178

(1)	Deductions generally represent utilization of previously established reserves or adjustments to reverse unnecessary reserves due to subsequent collections.

EXHIBIT INDEX

3	(17)	Amended Articles of Association of the Company (English translation)

4	(2)	Specimen Stock Certificate

10	.1(2)	Form of Indemnification Agreement between the Company and its Supervisory and Managing Directors

10	.2(11)	The Company’s 1997 Long-Term Incentive Plan

As amended May 1, 2002

(a) Form of Agreement and Acknowledgement of Restricted Stock Award(17)

(b) Form of Agreement and Acknowledgement of Performance Share Grant(17)

10	.3(3)	The Company’s Deferred Compensation Plan

(a) Amendment of Section 4.4 of the CB&I Deferred Compensation Plan(9)

10	.4(3)	The Company’s Excess Benefit Plan

(a) Amendments of Sections 2.13 and 4.3 of the CB&I Excess Benefit Plan(10)

10	.5(2)	Form of the Company’s Supplemental Executive Death Benefits Plan

10	.6(2)	Separation Agreement

10	.7(2)	Form of Amended and Restated Tax Disaffiliation Agreement

10	.8(2)	Employee Benefits Separation Agreement

10	.9(2)	Conforming Agreement

10	.10(4)	The Company’s Supervisory Board of Directors Fee Payment Plan

10	.11(4)	The Company’s Supervisory Board of Directors Stock Purchase Plan

10	.12(16)	The Chicago Bridge & Iron 1999 Long-Term Incentive Plan

As Amended May 13, 2005

(a) Form of Agreement and Acknowledgement of the 2005 Restricted Stock Award(13)

(b) Form of Agreement and Acknowledgement of Restricted Stock Award(17)

(c) Form of Agreement and Acknowledgement of Performance Share Grant(17)

10	.13(5)	The Company’s Incentive Compensation Program

10.14		Note Purchase Agreement dated as of July 1, 2001(6)

(a) Limited Waiver dated as of November 14, 2005 to the Note Purchase Agreement dated July 1, 2001(19)

(b) Limited Waiver dated as of January 13, 2006 to the Note Purchase Agreement dated July 1, 2001(20)

(c) Limited Waiver dated as of March 30, 2006 to the Note Purchase Agreement dated July 1, 2001(23)

(d) Limited waiver dated as of May 30, 2006 to the Note Purchase Agreement dated July 1, 2001(25)

10.15		Amended and Restated Five-Year Revolving Credit Facility Agreement dated May 12, 2005(14)

(a) Amendment to the Amended and Restated Five-Year Credit Agreement(15)

(b) Waiver dated as of November 14, 2005 to the Amended and Restated Five-Year Credit Agreement(19)

(c) Waiver dated as of January 13, 2006 to the Amended and Restated Five-Year Credit Agreement(20)

(d) Waiver dated as of March 30, 2006 to the Amended and Restated Five-Year Credit Agreement(23)

(e) Waiver dated as of May 31, 2006 to the Amended and Restated Five-Year Credit Agreement(25)

10	.16(11)	Chicago Bridge & Iron Savings Plan as amended and restated as of January 1, 1997 and including the First, Second, Third, Fourth and Fifth Amendments

(a) Sixth Amendment to the Chicago Bridge & Iron Savings Plan(11)

(b) Seventh Amendment to the Chicago Bridge & Iron Savings Plan(11)

10	.17(18)	Severance Agreement and Release and Waiver between the Company and Richard E. Goodrich dated October 8, 2005

(a) Letter Agreement dated February 13, 2006 amending the Severance Agreement and Release and Waiver between the Company and Richard E. Goodrich(22)

(b) Letter Agreement dated March 31, 2006 amending the Severance Agreement and Release and Waiver between the Company and Richard E. Goodrich(23)

(c) Letter Agreement dated April 28, 2006 amending the Severance Agreement and Release and Waiver between the Company and Richard E. Goodrich(24)

10	.18(21)	Stay Bonus Agreement between the Company and Tommy C. Rhodes dated January 27, 2006

10	.19(24)	Agreement and Mutual Release between Chicago Bridge & Iron Company (Delaware), Chicago Bridge & Iron Company N.V., Chicago Bridge & Iron Company B.V. and Gerald M. Glenn, executed May 2, 2006

16	.1(8)	Letter Regarding Change in Certifying Auditor

16	.2(12)	Letter Regarding Change in Certifying Auditor

21	(1)	List of Significant Subsidiaries

23	.1(1)	Consent and Report of the Independent Registered Public Accounting Firm

23	.2(1)	Consent and Report of the Independent Registered Public Accounting Firm

23	.3(1)	Consent and Report of the Independent Registered Public Accounting Firm

31	.1(1)	Certification Pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31	.2(1)	Certification Pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	.1(1)	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32	.2(1)	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	.1(7)	Letter to Securities and Exchange Commission regarding Arthur Andersen

(1)	Filed herewith

(2)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-18065)

(3)	Incorporated by reference from the Company’s 1997 Form 10-K dated March 31, 1998

(4)	Incorporated by reference from the Company’s 1998 Form 10-Q dated November 12, 1998

(5)	Incorporated by reference from the Company’s 1999 Form 10-Q dated May 14, 1999

(6)	Incorporated by reference from the Company’s 2001 Form 8-K dated September 17, 2001

(7)	Incorporated by reference from the Company’s 2001 Form 10-K dated April 1, 2002

(8)	Incorporated by reference from the Company’s 2002 Form 10-Q dated May 14, 2002

(9)	Incorporated by reference from the Company’s 2003 Form 10-K dated March 21, 2004

(10)	Incorporated by reference from the Company’s 2004 Form 10-Q dated August 9, 2004

(11)	Incorporated by reference from the Company’s 2004 Form 10-K dated March 11, 2005

(12)	Incorporated by reference from the Company’s 2005 Form 8-K dated April 5, 2005

(13)	Incorporated by reference from the Company’s 2005 Form 8-K dated April 20, 2005

(14)	Incorporated by reference from the Company’s 2005 Form 8-K dated May 17, 2005

(15)	Incorporated by reference from the Company’s 2005 Form 8-K dated May 24, 2005

(16)	Incorporated by reference from the Company’s 2005 Form 8-K dated May 25, 2005

(17)	Incorporated by reference from the Company’s 2005 Form 10-Q dated August 8, 2005

(18)	Incorporated by reference from the Company’s 2005 Form 8-K dated October 11, 2005

(19)	Incorporated by reference from the Company’s 2005 Form 8-K dated November 17, 2005

(20)	Incorporated by reference from the Company’s 2006 Form 8-K dated January 13, 2006

(21)	Incorporated by reference from the Company’s 2006 Form 8-K dated February 2, 2006

(22)	Incorporated by reference from the Company’s 2006 Form 8-K dated February 15, 2006

(23)	Incorporated by reference from the Company’s 2006 Form 8-K dated March 31, 2006

(24)	Incorporated by reference from the Company’s 2006 Form 8-K dated May 4, 2006

(25)	Incorporated by reference from the Company’s 2006 Form 10-Q dated May 31, 2006