Form 10-Q
period 2006-03-31
CHICAGO BRIDGE & IRON CO N V
filed 2006-06-02
CIK 1027884

FORM 10-Q
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 31, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☑ Yes     ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).
     ☐ Yes      ☑ No
The number of shares outstanding of a single class of common stock as of May 1, 2006 – 97,754,840.

CHICAGO BRIDGE & IRON COMPANY N.V.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005

Revenue	$646,596	$478,783
Cost of revenue	587,396	427,920

Gross profit	59,200	50,863
Selling and administrative expenses	38,949	25,517
Intangibles amortization	177	386
Other operating income, net	(90)	(102)

Income from operations	20,164	25,062
Interest expense	(2,389)	(2,232)
Interest income	2,850	1,365

Income before taxes and minority interest	20,625	24,195
Income tax expense	(6,468)	(8,105)

Income before minority interest	14,157	16,090
Minority interest in income	(821)	(340)

Net income	$13,336	$15,750

Net income per share:
Basic	$0.14	$0.16
Diluted	$0.13	$0.16

Weighted average shares outstanding:
Basic	97,390	96,779
Diluted	99,264	99,998

Cash dividends on shares:
Amount	$2,919	$2,913
Per share	$0.03	$0.03
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2006	2005

	(Unaudited)
Assets
Cash and cash equivalents	$319,020	$333,990
Restricted cash	21,480	—
Accounts receivable, net of allowance for doubtful accounts of $2,489 in 2006 and $2,300 in 2005	417,165	379,044
Contracts in progress with costs and estimated earnings exceeding related progress billings	137,803	157,096
Deferred income taxes	39,642	27,770
Other current assets	58,086	52,703

Total current assets	993,196	950,603

Property and equipment, net	144,831	137,718
Non-current contract retentions	13,762	10,414
Goodwill	229,813	230,126
Other intangibles	27,688	27,865
Other non-current assets	20,129	21,093

Total assets	$1,429,419	$1,377,819

Liabilities
Notes payable	$2,669	$2,415
Current maturity of long-term debt	25,000	25,000
Accounts payable	245,643	259,365
Accrued liabilities	116,201	123,801
Contracts in progress with progress billings exceeding related costs and estimated earnings	401,345	346,122
Income taxes payable	—	1,940

Total current liabilities	790,858	758,643

Long-term debt	25,000	25,000
Other non-current liabilities	101,443	100,811
Deferred income taxes	3,424	2,989
Minority interest in subsidiaries	7,132	6,708

Total liabilities	927,857	894,151

Redeemable Common Stock	38,012	—

Shareholders’ Equity
Common stock, Euro .01 par value; shares authorized: 250,000,000 in 2006 and 2005; shares issued: 98,555,250 in 2006 and 98,466,426 in 2005; shares outstanding: 97,303,790 in 2006 and 98,133,416 in 2005	1,147	1,146
Additional paid-in capital	308,630	334,620
Retained earnings	201,128	188,400
Stock held in Trust	(4,658)	(15,464)
Treasury stock, at cost; 1,251,460 in 2006 and 333,010 in 2005	(26,999)	(6,448)
Accumulated other comprehensive loss	(15,698)	(18,586)

Total shareholders’ equity	463,550	483,668

Total liabilities, redeemable common stock and shareholders’ equity	$1,429,419	$1,377,819

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005

Cash Flows from Operating Activities

Net income	$13,336	$15,750
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,611	5,594
Long-term incentive plan amortization	7,848	3,254
Loss on foreign currency hedge ineffectiveness	1,934	—
Gain on sale of property and equipment	(90)	(102)
Excess tax benefits from share-based compensation	(15,966)	—
Change in operating assets and liabilities (see below)	12,238	(17,854)

Net cash provided by operating activities	24,911	6,642

Cash Flows from Investing Activities

Capital expenditures	(12,790)	(5,653)
Increase in restricted cash	(21,480)	—
Proceeds from sale of property and equipment	355	403

Net cash used in investing activities	(33,915)	(5,250)

Cash Flows from Financing Activities

Increase (decrease) in notes payable	254	(2,223)
Purchase of treasury stock	(20,551)	(600)
Issuance of common stock	1,284	5,381
Dividends paid	(2,919)	(2,913)
Excess tax benefits from share-based compensation	15,966	—

Net cash used in financing activities	(5,966)	(355)

(Decrease) increase in cash and cash equivalents	(14,970)	1,037
Cash and cash equivalents, beginning of the year	333,990	236,390

Cash and cash equivalents, end of the period	$319,020	$237,427

Change in Operating Assets and Liabilities

Increase in receivables, net	$(38,121)	$(3,407)
Decrease (increase) in contracts in progress, net	74,516	(575)
Increase in non-current contract retentions	(3,348)	(1,177)
Decrease in accounts payable	(13,722)	(8,650)
Increase in other current assets	(3,524)	(123)
Increase (decrease) in income taxes payable and deferred income taxes	1,744	(816)
Decrease in accrued and other non-current liabilities	(6,244)	(1,621)
Decrease (increase) in other	937	(1,485)

Total	$12,238	$(17,854)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(in thousands, except per share data)
(Unaudited)
1. Significant Accounting Policies
Basis of Presentation—The accompanying unaudited condensed consolidated financial statements for Chicago Bridge & Iron Company N.V. (“CB&I”) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In the opinion of management, our unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our financial position as of March 31, 2006, our results of operations for each of the three-month periods ended March 31, 2006 and 2005, and our cash flows for each of the three-month periods ended March 31, 2006 and 2005. The condensed consolidated balance sheet at December 31, 2005 is derived from the December 31, 2005 audited consolidated financial statements. Although management believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations and cash flows for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our 2005 Annual Report on Form 10-K.
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
Contract revenue reflects the original contract price adjusted for approved change orders and estimated minimum recoveries of unapproved change orders and claims. We recognize unapproved change orders and claims to the extent that related costs have been incurred when it is probable that they will result in additional contract revenue and their value can be reliably estimated. At March 31, 2006, we had outstanding unapproved change orders/claims recognized of $47,285, net of reserves, of which $43,500 is associated with a completed project in our Europe, Africa, Middle East (“EAME”) segment. Regarding the change orders/claims associated with the EAME segment project, we have received substantial cash advances. While we have received a settlement offer for more than the cash received through March 31, 2006, we believe our net exposure is approximately $11,075, which represents the contract price less cash received to date. If in the future we determine collection of the $43,500 of unapproved change orders/claims is not probable, it would result in a charge to earnings in the period such determination is made. Net outstanding unapproved change orders/claims recognized as of December 31, 2005 were $48,520.

Losses expected to be incurred on contracts in progress are charged to earnings in the period such losses are known. In the three month period ended March 31, 2006, there were no significant provisions for additional costs associated with contracts projected to be in a significant loss position at March 31, 2006. Charges to earnings in the comparable period of 2005 were $2,321.
Cost and estimated earnings to date in excess of progress billings on contracts in process represent the cumulative revenue recognized less the cumulative billings to the customer. Any billed revenue that has not been collected is reported as accounts receivable. Unbilled revenue is reported as contracts in progress with costs and estimated earnings exceeding related progress billings on the condensed consolidated balance sheets. The timing of when we bill our customers is generally contingent on completion of certain phases of the work as stipulated in the contract. Progress billings in accounts receivable at March 31, 2006 and December 31, 2005 include retentions totaling $59,915 and $57,541, respectively, to be collected within one year. Contract retentions collectible beyond one year are included in non-current contract retentions on the condensed consolidated balance sheets. Cost of revenue includes direct contract costs such as material and construction labor, and indirect costs which are attributable to contract activity.
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
Foreign Currency—The nature of our business activities involves the management of various financial and market risks, including those related to changes in currency exchange rates. The effects of translating financial statements of foreign operations into our reporting currency are recognized in shareholders’ equity in accumulated other comprehensive income/loss as cumulative translation adjustment, net of tax, which includes tax credits associated with the translation adjustment. Foreign currency exchange gains/losses are included in the condensed consolidated statements of income. The losses for the three months ended March 31, 2006 were primarily attributable to the mark-to-market of forward points that are deemed to be inherently ineffective and hedges where it became probable that their underlying forecasted transaction would not occur within their originally specified periods of time. Other amounts pertain to foreign currency exchange transactional gains and losses.
New Accounting Standards—In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). This standard requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Compensation cost will generally be based on the grant-date fair value of the equity or liability instrument issued, and will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) applies to all awards granted for fiscal years beginning after June 15, 2005, to awards modified, repurchased, or cancelled after that date and to the portion of outstanding awards for which the requisite service has not yet been rendered. For share-based awards that accelerate the vesting terms based upon retirement, SFAS No. 123(R) requires compensation cost to be recognized through the date that the employee first becomes eligible for retirement, rather than upon actual retirement, as was previously practiced. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. We adopted SFAS No. 123(R) effective January 1, 2006, by applying the modified prospective method as prescribed under the statement as described in Note 2 to our consolidated financial statements.
Staff Accounting Bulletin 107 (“SAB 107”) was issued in March of 2005 and provides guidance on implementing SFAS No. 123(R). SAB 107 impacts our accounting for stock held in trust upon the adoption of SFAS No. 123(R) as it requires for share-based payments that could require the employer to redeem the equity instruments for cash that the redemption amount should be classified outside of permanent equity (temporary equity). While the stock held in trust contains a put feature back to us, the stock held in trust is presented as permanent equity in our historical financial statements with an offsetting stock held in trust contra equity account as allowed under existing rules. SAB 107 also requires that if the share-based payments are based on fair value (which is our case) subsequent increases or decreases in the fair value do not impact income applicable to common shareholders but temporary equity should be recorded at fair value with changes in fair value reflected by offsetting impacts recorded directly to retained earnings. As a result, at adoption of SFAS No. 123(R), we recorded $40,324 as redeemable common stock with an offsetting decrease to additional paid in capital to reflect the fair value of share-based payments that could require cash funding by us. As of March 31, 2006, the fair value of the redeemable common stock was $38,012. Movements in the fair value of the redeemable common stock are recorded to retained earnings. There is no effect on our earnings per share calculation.
In October 2005, the FASB issued FASB Staff Position (“FSP”) FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FAS 123(R)” (“FSP 123(R)-2”). FSP 123(R)-2 provides guidance on the application of grant date as defined in SFAS No. 123(R). In accordance with this standard, a grant date of an award exists if a) the award is a unilateral grant and b) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. We adopted this pronouncement effective January 1, 2006, and determined that it did not have a significant impact on our financial statements.
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
In February 2006, the FASB issued FSP FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” The FSP, which will become effective in the second quarter of 2006 for calendar year-end companies, requires an entity to classify employee stock options and similar instruments with contingent cash settlement features as equity awards under SFAS No. 123(R), provided that: (1) the contingent event that permits or requires cash settlement is not considered probable of occurring, (2) the contingent event is not within the control of the employee, and (3) the award includes no other features that would require liability classification. We do not believe that the adoption of this pronouncement will have a material effect on our consolidated financial position, results of operations or cash flows.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—A replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for, and reporting of, a change in accounting principles. This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Under previous guidance, changes in accounting principle were recognized as a cumulative effect in the net income of the period of the change. SFAS No. 154 requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. Additionally, this Statement requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a “restatement.” The provisions in SFAS No. 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Our adoption of this standard effective January 1, 2006 has not had a material effect on our consolidated financial position, results of operations or cash flows.
In October 2005, the FASB issued FSP No. 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP 13-1”). Generally, the staff position requires companies to expense rental costs incurred during a construction period. FSP 13-1 is effective for fiscal years beginning after December 15, 2005. We adopted the new pronouncement effective January 1, 2006, and anticipate that the effect of applying FSP 13-1 will result in the acceleration of rental expense of approximately $2,441 from future periods of the rental term into fiscal year 2006.
Per Share Computations—Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of dilutive securities, consisting of employee stock options/restricted shares/performance shares where performance criteria have been met and directors’ deferred fee shares.
The following schedule reconciles the income and shares utilized in the basic and diluted EPS computations:

	Three Months Ended
	March 31,
	2006	2005

Net income	$13,336	$15,750

Weighted average shares outstanding — basic	97,390	96,779
Effect of stock options/restricted shares/performance shares	1,763	3,110
Effect of directors’ deferred fee shares	111	109

Weighted average shares outstanding — diluted	99,264	99,998

Net income per share

Basic	$0.14	$0.16
Diluted	$0.13	$0.16
2. Stock Plans
We have various types of stock-based compensation plans. These plans are administered by the Organization and Compensation Committee of our Board of Supervisory Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions, performance measures, and other provisions of the award. See note 12 of our Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, for additional information related to these stock-based compensation plans. At March 31, 2006, shares available for future stock option grants to employees and directors under existing plans were 1,848,987.
Effective January 1, 2006, we adopted SFAS No. 123(R) utilizing the modified prospective transition method. Prior to the adoption of SFAS No. 123(R) we accounted for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (the intrinsic value method), and accordingly, recognized no compensation expense for stock option grants.
Under the modified prospective transition method, SFAS No. 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Compensation cost recognized in fiscal year 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). As allowed under SFAS No. 123(R), prior periods were not restated to reflect the impact of adopting the new standard.
As a result of adopting SFAS No. 123(R) on January 1, 2006, our income before taxes, net income and basic and diluted earnings per share for the three months ended March 31, 2006, were $2,583, $1,731, and $0.02 lower, respectively, than if we had continued to account for stock-based compensation under APB Opinion No. 25. This decrease is primarily the result of recognizing compensation expense for performance-based awards based upon a grant date fair value rather than a current fair value as was previously done under the provisions of APB No. 25. As of March 31, 2006 there was $13,357 of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 1.5 years. During the three months ended March 31, 2006 and 2005, we recognized $7,850 and $3,254, respectively, of share-based compensation as selling and administrative expense in the accompanying condensed consolidated statements of income. Upon adoption of SFAS No. 123(R), we recorded an immaterial cumulative effect from changing our policy from recognizing forfeitures as they occur to a policy of recognizing expense based on our expectation of the awards that will vest over the requisite service period for our restricted stock awards.
We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options are sold over the exercise prices of the options. In addition, we receive a tax deduction upon the vesting of restricted stock and performance shares for the excess of the price at the date of vesting over the grant date fair value of the award. Prior to adoption of SFAS No. 123(R), we reported these tax benefits as operating cash flows in our condensed consolidated statement of cash flows. In accordance with SFAS No. 123(R), we revised our condensed consolidated statement of cash flows presentation to report the benefits of tax deductions for share-based compensation in excess of recognized compensation cost as financing cash flows. For the three months ended March 31, 2006, $15,966 of a tax benefit was reported as a financing cash flow rather than operating cash flow.
The following table illustrates the effect on operating results and per share information had the Company accounted for stock-based compensation in accordance with SFAS No. 123 for the three months ended March 31, 2005:

Net income:
As reported	$15,750
Add: Stock-based employee compensation reported in net income, net of taxes	1,969
Deduct: Stock-based employee compensation under the fair value method for all awards, net of taxes	(1,813)

Pro forma	$15,906

Basic net income per share:
As reported	$0.16

Pro forma	$0.16

Diluted net income per share:
As reported	$0.16

Pro forma	$0.16

Stock Options—Stock options are generally granted at the fair market value on the date of grant and expire after 10 years. Options granted to executive officers and other key employees typically vest over a three- to four-year period, while options granted to Supervisory Directors vest over a one-year period. The share-based expense for these awards was determined based on the calculated Black-Scholes fair value of the stock option at the date of grant applied to the total number of options that were anticipated to fully vest. Net cash proceeds from the exercise of stock options were $198 for the three months ended March 31, 2006. The actual income tax benefit realized from stock option exercises is $245 for the same period. The following table represents stock option activity for the three months ended March 31, 2006:

			Weighted Average
		Weighted Average	Remaining	Aggregate Intrinsic
	Shares	Exercise Price	Contractual Life	Value

Outstanding options at beginning of year	3,207,433	$6.80
Granted	28,730	$24.83
Exercised	37,177	$5.33		$767

Outstanding options at end of period	3,198,986	$6.98	5.4	$54,445
Outstanding exercisable at end of period	2,527,119	$5.98	5.0	$45,550

Using the Black-Scholes option-pricing model, the fair value of each option grant is estimated on the date of grant based on the following weighted-average assumptions:

	March 31,
	2006	2005

Risk-free interest rate	4.60%	4.24%
Expected dividend yield	0.48%	0.53%
Expected volatility	42.66%	44.99%
Expected life in years	6	6
Weighted-Average grant-date fair value	$11.42	$10.64

The assumptions above are based on multiple factors, including historical exercise patterns, expected future exercising patterns and the historical volatility of our stock price.
Restricted Shares–Our plans also allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to these awards is being amortized to compensation expense over the period the restrictions lapse. Restricted shares granted to employees generally vest over four years and are recognized as compensation cost utilizing a graded vesting method, while restricted shares granted to directors vest over one year. The share-based expense for these awards was determined based on the market price of our stock at the date of grant applied to the total number of shares that were anticipated to fully vest.
During the three months ended March 31, 2006, 389,981 restricted shares were granted with a weighted-average grant-date fair value of $23.80. During 2005, 163,000 restricted shares were granted with a weighted-average grant-date fair value of $22.91. During the three months ended March 31, 2006, the total fair value of restricted shares vested was $1,783. During 2005, the total fair value of shares vested was $2,548. The following table represents restricted share activity for the three months ended March 31, 2006:

		Weighted-Average
	March 31,	Grant-Date
	2006	Fair Value

Nonvested restricted stock
Nonvested restricted stock at beginning of year	2,774,443	$5.79
Nonvested restricted stock granted	389,981	$23.80
Nonvested restricted stock distributed	(2,557,177)	$4.79

Nonvested restricted stock at end of period	607,247	$21.57

Directors’ shares subject to restrictions
Directors’ shares subject to restrictions at beginning of year	30,800	$21.17

Directors’ shares subject to restrictions at end of period	30,800	$21.17

Performance Shares—Performance shares generally vest over three years and are expensed ratably over the vesting term, subject to achievement of specific Company performance goals. The share-based expense for these awards was determined based on the market price of our stock at the date of grant applied to the total number of shares that were anticipated to fully vest. There have been no performance share grants during 2006. During 2005, 262,600 performance shares were granted with a weighted-average grant-date fair value of $20.75.

The changes in common stock, additional paid in capital, stock held in trust and treasury stock since December 31, 2005 primarily relate to activity associated with our stock plans. Effective February 6, 2006, a former executive received, pursuant to and as required by the Management Defined Contribution Plan dated March 26, 1997 (“Plan”), distribution of 2,485,352 restricted stock units from a rabbi trust. To satisfy our responsibility under the Plan for all applicable tax withholding, we withheld 901,532 shares, as treasury shares.
3. Comprehensive Income
Comprehensive income for the three months ended March 31, 2006 and 2005 is as follows:

	Three Months Ended
	March 31,
	2006	2005

Net income	$13,336	$15,750
Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(219)	(1,475)
Change in unrealized loss on debt securities	19	27
Change in unrealized fair value of cash flow hedges *	3,088	(8,532)
Change in minimum pension liability adjustment	—	(19)

Comprehensive income	$16,224	$5,751

Accumulated other comprehensive loss reported on our balance sheet at March 31, 2006 includes the following, net of tax: $14,991 of currency translation adjustment loss, $56 of unrealized loss on debt securities, $1,059 of unrealized fair value gain on cash flow hedges and $1,710 of minimum pension liability adjustments.

*	Recorded under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Offsetting the unrealized gain/(loss) on cash flow hedges is an unrealized (loss)/gain on the underlying transactions, to be recognized when settled.
4. Goodwill and Other Intangibles
Goodwill
General—At March 31, 2006 and December 31, 2005, our goodwill balances were $229,813 and $230,126, respectively, attributable to the excess of the purchase price over the fair value of assets acquired relative to acquisitions within our North America and Europe, Africa, Middle East (“EAME”) segments.
The decrease in goodwill primarily relates to the impact of foreign currency translation and a reduction in accordance with SFAS No. 109, “Accounting for Income Taxes,” where tax goodwill exceeded book goodwill.
The change in goodwill by segment for the three months ended March 31, 2006 is as follows:

	North America	EAME	Total

Balance at December 31, 2005	$203,032	$27,094	$230,126

Adjustments associated with:
Foreign currency translation and tax goodwill in excess of book goodwill reduction	(436)	123	(313)

Balance at March 31, 2006	$202,596	$27,217	$229,813

Impairment Testing—SFAS No. 142, “Goodwill and Other Intangible Assets,” states goodwill and indefinite-lived intangible assets are no longer amortized to earnings, but instead are reviewed for impairment at least annually via a two-phase process, absent any indicators of impairment. The first phase screens for impairment, while the second phase (if necessary) measures impairment. We have elected to perform our annual analysis during the fourth quarter of each year based upon goodwill and indefinite-lived intangible balances as of the beginning of the fourth quarter. Although no indicators of impairment have been identified during 2006, there can be no assurance that future goodwill or other intangible asset impairment tests will not result in a charge to earnings.
Other Intangible Assets
In accordance with SFAS No. 142, the following table provides information concerning our other intangible assets for the periods ended March 31, 2006 and December 31, 2005:

	March 31, 2006		December 31, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets
Technology (10 years)	$1,276	$(511)	$1,276	$(478)
Non-compete agreements (8 years)	3,100	(2,099)	3,100	(2,000)
Strategic alliances, customer contracts, patents (11 years)	1,866	(864)	1,866	(819)

Total	$6,242	$(3,474)	$6,242	$(3,297)

Unamortized intangible assets
Tradenames	$24,717		$24,717
Minimum Pension Liability Adjustment	203		203

	$24,920		$24,920

The changes in other intangibles relate to additional amortization expense.

5. Financial Instruments
Forward Contracts—At March 31, 2006, our forward contracts to hedge intercompany loans and certain operating exposures are summarized as follows:

		Contract	Weighted Average
Currency Sold	Currency Purchased	Amount (1)	Contract Rate

Forward contracts to hedge intercompany loans: (2)
U.S. Dollar	British Pound	$54,387	0.57
U.S. Dollar	Canadian Dollar	$19,985	1.14
U.S. Dollar	South African Rand	$3,446	6.17
U.S. Dollar	Australian Dollar	$10,261	1.33

Forward contracts to hedge certain operating exposures: (3)
U.S. Dollar	Euro	$66,664	0.80
British Pound	U.S. Dollar	$9,326	0.54
U.S. Dollar	Swiss Francs	$3,683	1.25
U.S. Dollar	Japanese Yen	$14,020	114.99
British Pound	Euro	£102,403	1.40
British Pound	Swiss Francs	£3,906	2.19
British Pound	Japanese Yen	£1,805	191.00

(1)	Represents notional U.S. dollar equivalent at inception of contract, with the exception of forward contracts to sell: 102,403 British Pounds for 143,082 Euros, 3,906 British Pounds for 8,568 Swiss Francs, and 1,805 British Pounds for 344,760 Japanese Yen. These contracts are denominated in British Pounds and equate to approximately $187,535 at March 31, 2006 .

(2)	These contracts, for which we do not seek hedge accounting treatment under SFAS No. 133, generally mature within seven days of quarter-end and are marked-to-market through the condensed consolidated income statement, generally offsetting any translation gains/losses of the underlying transactions.

(3)	Contracts, which hedge forecasted transactions and firm commitments, generally mature within three years of quarter-end and were designated as “cash flow hedges” under SFAS No. 133. However, changes in the timing or the amount of the expected cash flows being hedged resulted in certain hedges becoming ineffective during the three months ended March 31, 2006. The loss associated with these instruments’ change in fair value totaled $1,934 and was recognized within cost of revenue in the 2006 condensed consolidated statement of income. There were no amounts excluded from our assessment of ineffectiveness. At March 31, 2006, the total notional amount exceeded the total present value of these contracts by $5,424, net, including the foreign currency exchange loss related to ineffectiveness. Of the total mark-to-market, $3,728 was recorded in other current assets, $1,036 was recorded in other non-current assets, $8,537 was recorded in accrued liabilities and $1,651 was recorded in other non-current liabilities on the condensed consolidated balance sheet.

6. Retirement Benefits
We previously disclosed in our financial statements for the year ended December 31, 2005, that in 2006 we expected to contribute $3,973 and $1,848 to our defined benefit and other postretirement plans, respectively. The following table provides contribution information for our defined benefit and postretirement plans as of March 31, 2006:

	Defined	Other Postretirement
	Benefit Plans	Benefits
Contributions made through March 31, 2006	$1,005	$668
Remaining contributions expected for 2006	3,020	1,410

Total contributions expected for 2006	$4,025	$2,078

Components of Net Periodic Benefit Cost

	Defined		Other Postretirement
	Benefit Plans		Benefits
Three months ended March 31,	2006	2005	2006	2005

Service cost	$1,194	$1,255	$385	$369
Interest cost	1,429	1,443	562	546
Expected return on plan assets	(1,908)	(1,721)	—	—
Amortization of prior service costs	6	4	(32)	(67)
Recognized net actuarial loss	38	28	73	82

Net periodic benefit cost	$759	$1,009	$988	$930

7. Segment Information
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

	Three Months Ended
	March 31,
	2006	2005

Revenue

North America	$358,232	$303,204
Europe, Africa, Middle East	213,879	120,547
Asia Pacific	47,711	37,736
Central and South America	26,774	17,296

Total revenue	$646,596	$478,783

Income From Operations

North America	$3,130	$21,885
Europe, Africa, Middle East	15,967	687
Asia Pacific	444	1,938
Central and South America	623	552

Total income from operations	$20,164	$25,062

8. Commitments and Contingencies
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
Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. As of March 31, 2006, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 2,954 plaintiffs, and of those claims, approximately 480 claims were pending and 2,474 have been closed through dismissals or settlements. As of March 31, 2006, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount per claim of approximately one thousand dollars. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. We review each case on its own merits and make accruals based on the probability of loss and our ability to estimate the amount of liability and related expenses, if any. We do not currently believe that any unresolved asserted claims will have a material adverse effect on our future results of operations or financial position and at March 31, 2006, we had accrued $1,078 for liability and related expenses. We are unable to quantify estimated recoveries for recognized and unrecognized contingent losses, if any, that may be expected to be recoverable through insurance, indemnification arrangements or other sources because of the variability in the coverage amounts, deductibles, limitations and viability of carriers with respect to our insurance policies for the years in question.
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
We believe that we are currently in compliance, in all material respects, with all environmental laws and regulations. We do not anticipate that we will incur material capital expenditures for environmental controls or for investigation or remediation of environmental conditions during the remainder of 2006 or 2007.
9. Financing Arrangements
Waivers to our Credit Agreement—As a result of a delay in furnishing financial information for the quarter ended September 30, 2005, we would have been in technical default of covenants relating to our revolving credit facility and our senior notes, had waivers not been obtained. On November 14, 2005, we obtained waivers from the bank group and senior noteholders, extending the deadline of our quarterly financial submissions until January 13, 2006. On January 13, 2006, we obtained waivers from the bank group and senior noteholders which extended the deadline until April 1, 2006. On March 30, 2006, we obtained waivers from the bank group and senior noteholders which extended the deadline of our quarterly and fiscal year end 2005 and first quarter 2006 financial submissions until May 31, 2006. On May 31, 2006, we obtained waivers from the bank group and senior noteholders which extended the deadline of our quarterly and fiscal year end 2005 and first quarter 2006 financial submissions until June 16, 2006 and extended the deadline for providing a three-year budget until September 30, 2006. Upon obtaining these waivers, we were in compliance with all debt covenants at March 31, 2006.

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
Results of Operations
New Business Taken/Backlog—During the three months ended March 31, 2006, new business taken, representing the value of new project commitments received during a given period, was $872.4 million, compared with $1.4 billion in the comparable 2005 period. These commitments are included in backlog until work is performed and revenue is recognized or until cancellation. New business during the quarter included a gas processing facility in Angola, a liquefied petroleum gas (“LPG”) storage tank project in the Middle East and process-related work in the United States. Major awards during the first three months of 2005 included two large LNG import terminals in the United Kingdom. We currently anticipate new business in 2006 to range between $3.5 and $4.0 billion.
Backlog increased $160.4 million or 5% to $3.4 billion at March 31, 2006 compared with the year-earlier period.
Revenue—Revenue during the three months ended March 31, 2006 of $646.6 million increased $167.8 million, or 35% compared with the comparable period in 2005. Revenue grew $55.0 million, or 18% in the North America segment as a result of a larger volume of process-related work in the United States. Revenue increased $93.3 million or 77% in the Europe, Africa, Middle East (“EAME”) segment due mainly to continued progress on LNG projects in the United Kingdom. Revenue increased 26% in the Asia Pacific (“AP”) segment due to the continued ramp-up of LNG work in China, and was 55% higher in the Central and South America (“CSA”) segment as a result of higher backlog going into the year. We currently anticipate total revenue for 2006 will be between $2.6 and $2.9 billion.
Gross Profit—Gross profit in the first quarter of 2006 was $59.2 million, or 9.2% of revenue, compared with $50.9 million, or 10.6%, for the same period in 2005. The 2006 and 2005 results were impacted by multiple key factors including the following:
•	As discussed in our 2005 Form 10-K, we increased forecasted construction costs to complete several projects, primarily in the U.S. The impact of the 2005 forecast adjustments reduced the overall level of profitability reported on these jobs in 2006. The ongoing impact of these adjustments issues is expected to be limited to certain projects in backlog, as escalation clauses, cost adjustments, or similar protections have been included in our bids for new projects.

•	During 2005, we reported significant incremental earnings from savings on several projects, primarily in the U.S. In 2006, we did not experience similar savings.
At March 31, 2006 we had outstanding unapproved change orders/claims recognized of $47.3 million, net of reserves, of which $43.5 million is associated with a completed project in our EAME segment. Regarding the change orders/claims associated with the EAME segment project, we have received substantial cash advances. While we have received a settlement offer for more than the cash received through March 31, 2006, we believe our net exposure is approximately $11.1 million, which represents the contract price less cash received to date. If in the future we determine collection of the $43.5 million of unapproved change orders/claims is not probable, it would result in a charge to earnings in the period such determination is made. Net outstanding unapproved change orders/claims recognized as of December 31, 2005 were $48.5 million.
Selling and Administrative Expenses—Selling and administrative expenses for the three months ended March 31, 2006 were $38.9 million, or 6.0% of revenue, compared with $25.5 million, or 5.3% of revenue, for the comparable period in 2005. The absolute dollar increase compared with 2005 primarily relates to the following factors:
•	Increased incentive program costs, including, pursuant to SFAS No. 123(R), the effect of accelerating stock compensation charges for employees becoming eligible for retirement during the award’s vesting period;

•	Professional fees, including legal fees associated with concluding the Audit Committee inquiry, incremental fees to complete the 2005 annual audit and fees relating to the proceedings involving the U.S. Federal Trade Commission;

•	A severance agreement and the effect of accelerating stock compensation charges associated with the departure of former executives; and

•	A retention bonus for an executive.
We adopted SFAS No. 123(R) on January 1, 2006 by applying the modified prospective method. Prior to adoption, we accounted for our share-based compensation awards using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. As of March 31, 2006, there was $13.4 million of unrecognized compensation cost related to share-based payments which is expected to be recognized over a weighted-average period of 1.5 years. See Note 2 to our condensed consolidated financial statements for more information related to our adoption of SFAS No. 123(R).
Income from Operations—Income from operations for the first quarter of 2006 was $20.2 million, compared with $25.1 million for the comparable 2005 period. As described above, our results were unfavorably impacted by higher selling and administrative costs and lower gross profit levels, partially offset by increased revenue volume.
North America
Our North America segment was negatively impacted by lower gross profit levels and a significant portion of the higher selling and administrative costs outlined above. Partially offsetting the overall decrease was an increase in revenue over the prior year quarter.
EAME
Our EAME segment reported substantially higher operating income over first quarter 2005 due primarily to a significant increase in revenue.
Asia Pacific
Our Asia Pacific segment was negatively impacted by recognition of potentially unrecoverable costs on a project in Australia.
Interest Expense and Interest Income—Interest expense for the first quarter 2006 increased $0.2 million from the prior year to $2.4 million, primarily due to fees associated with waivers obtained to extend the deadline of our quarterly and fiscal year end 2005 and first quarter 2006 financial submissions, partially offset by lower interest on our senior notes due to a scheduled principal installment payment of $25.0 million on our senior notes, in the third quarter of 2005. Interest income for the first quarter 2006 increased $1.5 million compared to the prior year due to higher short-term investment levels and higher associated yields.
Income Tax Expense—Income tax expense for the three months ended March 31, 2006 and 2005 was $6.5 million, or 31.4% of pre-tax income, and $8.1 million, or 33.5% of pre-tax income, respectively.

Minority Interest in Income—Minority interest in income for the three months ended March 31, 2006 was $0.8 million compared with $0.3 million for the comparable period in 2005. The change compared with 2005 primarily relates to our minority partner’s share of higher operating income for certain contracting entities within our EAME segment.
Liquidity and Capital Resources
As a result of a delay in furnishing financial information for the quarter ended September 30, 2005, we would have been in technical default of our revolving credit facility covenants and our senior notes, had waivers not been obtained. On November 14, 2005, we obtained waivers from the bank group and senior noteholders, extending the deadline of our quarterly financial submissions until January 13, 2006. On January 13, 2006, we obtained waivers from the bank group and senior noteholders which extended the deadline until April 1, 2006. On March 30, 2006, we obtained waivers from the bank group and senior noteholders which extended the deadline of our quarterly and fiscal year end 2005 and first quarter 2006 financial submissions until May 31, 2006. On May 31, 2006, we obtained waivers from the bank group and senior noteholders which extended the deadline of our quarterly and fiscal year-end 2005 and first quarter 2006 financial submissions until June 16, 2006 and extended the deadline for providing a three-year budget until September 30, 2006. Upon obtaining these waivers, we were in compliance with all debt covenants at March 31, 2006.
At March 31, 2006, cash and cash equivalents totaled $319.0 million.
Operating – During the first three months of 2006, our operations generated $24.9 million of cash flows, as profitability and decreased working capital levels were partially offset by the $16.0 million reclassification of benefits of tax deductions in excess of recognized compensation cost from an operating to a financing cash flow as required by SFAS No. 123(R).
Investing – In the first three months of 2006 we incurred $12.8 million for capital expenditures. Also during the first three months of 2006, we provided $21.5 million of cash collateral to support a bank guarantee issued under a U.K. banking facility, as discussed below. For 2006, capital expenditures are anticipated to be in the $50.0 to $55.0 million range.
We continue to evaluate and selectively pursue opportunities for expansion of our business through acquisition of complementary businesses. These acquisitions, if they arise, may involve the use of cash or may require debt or equity financing.
Financing – Net cash flows utilized in financing activities were $6.0 million due primarily to $20.6 million of cash payments for withholding taxes on taxable share distributions, being partly offset by the $16.0 million reclassification of benefits of tax deductions in excess of recognized compensation cost, as discussed above. Uses of cash also included $2.9 million for the payment of dividends. Our 2006 dividend is expected to be in the $11.0 to $12.0 million range. Cash provided by financing activities included $1.3 million from the issuance of common stock, primarily from the exercise of stock options.
Effective February 6, 2006, a former executive received, pursuant to and as required by the Management Defined Contribution Plan dated March 26, 1997 (“Plan”), distribution of approximately 2.5 million restricted stock units from a rabbi trust. To satisfy our responsibility under the Plan for all applicable tax withholding, we withheld approximately 0.9 million shares, as treasury shares, and utilized $20.1 million of cash to pay withholding tax on this taxable share distribution.
Our primary internal source of liquidity is cash flow generated from operations. Capacity under a revolving credit facility is also available, if necessary, to fund operating or investing activities. We have a five-year $600.0 million, committed and unsecured revolving credit facility, which terminates in May 2010. As of March 31, 2006, no direct borrowings were outstanding under the revolving credit facility, but we had issued $306.5 million of letters of credit and had $293.5 million of available capacity under this facility. The facility contains certain restrictive covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum net worth level, among other restrictions. The facility also places restrictions on us with regard to subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, and mergers and acquisitions, among other restrictions.
We also have various short-term, uncommitted revolving credit facilities across several geographic regions of approximately $567.0 million. These facilities are generally used to provide letters of credit or bank guarantees to customers in the ordinary course of business to support advance payments, as performance guarantees or in lieu of retention on our contracts. At March 31, 2006, we had available capacity of $210.4 million under these uncommitted facilities. In addition to providing letters of credit or bank guarantees, we also issue surety bonds in the ordinary course of business to support our contract performance.
As previously referenced, we issue letters of credit and bank guarantees in the ordinary course of business for performance, advance payments from the customer, or in lieu of retention. As of March 31, 2006, we had provided $21.5 million of cash collateral as support for a bank guarantee issued under a U.K. banking facility. Under the terms of the collateral agreement, the cash will remain restricted until the guarantee has terminated, expired or has been replaced by another bank. We intend to replace or remove the bank guarantee, thereby removing the restriction on our cash.
Our senior notes also contain a number of restrictive covenants, including a maximum leverage ratio and minimum levels of net worth and debt and fixed charge ratios, among other restrictions. The notes also place restrictions on us with regard to investments, other debt, subsidiary indebtedness, sales of assets, liens, nature of business conducted and mergers, among other restrictions.
As of March 31, 2006, the following commitments were in place to support our ordinary course obligations:

	Amounts of Commitments by Expiration Period
(In thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Letters of Credit/Bank Guarantees	$663,141	$343,698	$139,502	$169,916	$10,025
Surety Bonds	321,885	244,991	70,113	6,781	—

Total Commitments	$985,026	$588,689	$209,615	$176,697	$10,025
-
Note: Includes $40,604 of letters of credit and surety bonds issued in support of our insurance program.
We believe cash on hand, funds generated by operations, amounts available under existing credit facilities and external sources of liquidity, such as the issuance of debt and equity instruments, will be sufficient to finance capital expenditures, the settlement of commitments and contingencies (as fully described in Note 8 to our condensed consolidated financial statements) and working capital needs for the foreseeable future. However, there can be no assurance that such funding will be available, as our ability to generate cash flows from operations and our ability to access funding under the revolving credit facility may be impacted by a variety of business, economic, legislative, financial and other factors which may be outside of our control. Additionally, while we currently have significant, uncommitted bonding facilities, primarily to support various commercial provisions in our engineering and construction contracts, a termination or reduction of these bonding facilities could result in the utilization of letters of credit in lieu of performance bonds, thereby reducing our available capacity under the revolving credit facility. Although we do not anticipate a reduction or termination of the bonding facilities, there can be no assurance that such facilities will be available at reasonable terms to service our ordinary course obligations.
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

For a discussion of pending litigation, including lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed, matters involving the U.S. Federal Trade Commission and securities class action lawsuits against us, see Note 8 to our condensed consolidated financial statements.
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
New Accounting Standards
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). This standard requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Compensation cost will generally be based on the grant-date fair value of the equity or liability instrument issued, and will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) applies to all awards granted for fiscal years beginning after June 15, 2005, to awards modified, repurchased, or cancelled after that date and to the portion of outstanding awards for which the requisite service has not yet been rendered. For share-based awards that accelerate the vesting terms based upon retirement, SFAS No. 123(R) requires compensation cost to be recognized through the date that the employee first becomes eligible for retirement, rather than upon actual retirement, as was previously practiced. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. We adopted SFAS No. 123(R) effective January 1, 2006, by applying the modified prospective method as prescribed under the statement, as described in Note 2 to our consolidated financial statements.
Staff Accounting Bulletin 107 (“SAB 107”) was issued in March of 2005 and provides guidance on implementing SFAS No. 123(R). SAB 107 impacts our accounting for stock held in trust upon the adoption of SFAS No. 123(R) as it requires for share-based payments that could require the employer to redeem the equity instruments for cash that the redemption amount should be classified outside of permanent equity (temporary equity). While the stock held in trust contains a put feature back to us, the stock held in trust is presented as a permanent equity in our historical financial statements with an offsetting stock held in trust contra equity account as allowed under existing rules. SAB 107 also requires that if the share-based payments are based on fair value (which is our case) subsequent increases or decreases in the fair value do not impact income applicable to common shareholders but temporary equity should be recorded at fair value with changes in fair value reflected by offsetting impacts recorded directly to retained earnings. As a result, at adoption of SFAS No. 123(R), we recorded $40.3 million as redeemable common stock with an offsetting decrease to additional paid in capital to reflect the fair value of share-based payments that could require cash funding by us. As of March 31, 2006, the fair value of the redeemable common stock was $38.0 million. Movements in the fair value of the redeemable common stock are recorded to retained earnings. There is no effect on our earnings per share calculation.
In October 2005, the FASB issued FASB Staff Position (“FSP”) FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FAS 123(R)” (“FSP 123(R)-2”). FSP 123(R)-2 provides guidance on the application of grant date as defined in SFAS No. 123(R). In accordance with this standard, a grant date of an award exists if a) the award is a unilateral grant and b) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. We adopted this pronouncement effective January 1, 2006, and determined that it did not have a significant impact on our financial statements.

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
In February 2006, the FASB issued FSP FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” The FSP, which will become effective in the second quarter of 2006 for calendar year-end companies, requires an entity to classify employee stock options and similar instruments with contingent cash settlement features as equity awards under SFAS No. 123(R), provided that: (1) the contingent event that permits or requires cash settlement is not considered probable of occurring, (2) the contingent event is not within the control of the employee, and (3) the award includes no other features that would require liability classification. We do not believe that the adoption of this pronouncement will have a material effect on our consolidated financial position, results of operations or cash flows.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—A replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for, and reporting of, a change in accounting principles. This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Under previous guidance, changes in accounting principle were recognized as a cumulative effect in the net income of the period of the change. SFAS No. 154 requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. Additionally, this Statement requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a “restatement.” The provisions in SFAS No. 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Our adoption of this standard effective January 1, 2006 has not had a material effect on our consolidated financial position, results of operations or cash flows.
In October 2005, the FASB issued FSP No. 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP 13-1”). Generally, the staff position requires companies to expense rental costs incurred during a construction period. FSP 13-1 is effective for fiscal years beginning after December 15, 2005. We adopted the new pronouncement effective January 1, 2006, and anticipate that the effect of applying FSP 13-1 will result in the acceleration of rental expense of approximately $2.4 million from future periods of the rental term into fiscal year 2006.
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
We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

Revenue Recognition—Revenue is primarily recognized using the percentage-of-completion method. A significant portion of our work is performed on a fixed-price or lump sum basis. The balance of our work is performed on variations of cost reimbursable and target price approaches. Contract revenue is accrued based on the percentage that actual costs-to-date bear to total estimated costs. We utilize this cost-to-cost approach as we believe this method is less subjective than relying on assessments of physical progress. We follow the guidance of the Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” for accounting policies relating to our use of the percentage-of-completion method, estimating costs, revenue recognition and unapproved change order/claim recognition. The use of estimated cost to complete each contract, while the most widely recognized method used for percentage-of-completion accounting, is a significant variable in the process of determining income earned and is a significant factor in the accounting for contracts. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates.
Contract revenue reflects the original contract price adjusted for approved change orders and estimated minimum recoveries of unapproved change orders and claims. We recognize unapproved change orders and claims to the extent that related costs have been incurred when it is probable that they will result in additional contract revenue and their value can be reliably estimated. At March 31, 2006, we had outstanding unapproved change orders/claims recognized of $47.3 million, net of reserves, of which $43.5 million is associated with a completed project in our EAME segment. Regarding the change orders/claims associated with the EAME segment project, we have received substantial cash advances. While we have received a settlement offer for more than the cash received through March 31, 2006, we believe our net exposure is approximately $11.1 million, which represents the contract price less cash received to date. If in the future we determine collection of the $43.5 million of unapproved change orders/claims is not probable, it would result in a charge to earnings in the period such determination is made. Net outstanding unapproved change orders/claims recognized as of December 31, 2005 were $48.5 million.
Losses expected to be incurred on contracts in progress are charged to earnings in the period such losses are known. In the three month period ended March 31, 2006, there were no charges to earnings associated with provisions for additional costs associated with contracts projected to be in a significant loss position at March 31, 2006. Charges to earnings in the comparable period of 2005 were $2.3 million.
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
Financial Instruments—Although we do not engage in currency speculation, we periodically use forward contracts to mitigate certain operating exposures, as well as hedge intercompany loans utilized to finance non-U.S. subsidiaries. Forward contracts utilized to mitigate operating exposures are generally designated as “cash flow hedges” under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Therefore, gains and losses associated with marking highly effective instruments to market are included in accumulated other comprehensive loss on the condensed consolidated balance sheets, while the gains and losses associated with instruments deemed ineffective during the period were recognized within cost of revenue in the condensed consolidated statements of income. Additionally, gains or losses on forward contracts to hedge intercompany loans are included within cost of revenue in the condensed consolidated statements of income. Our other financial instruments are not significant.

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
Recoverability of Goodwill—Effective January 1, 2002, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets,” which states that goodwill and indefinite-lived intangible assets are no longer to be amortized but are to be reviewed annually for impairment. The goodwill impairment analysis required under SFAS No. 142 requires us to allocate goodwill to our reporting units, compare the fair value of each reporting unit with our carrying amount, including goodwill, and then, if necessary, record a goodwill impairment charge in an amount equal to the excess, if any, of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. The primary method we employ to estimate these fair values is the discounted cash flow method. This methodology is based, to a large extent, on assumptions about future events which may or may not occur as anticipated, and such deviations could have a significant impact on the estimated fair values calculated. These assumptions include, but are not limited to, estimates of future growth rates, discount rates and terminal values of reporting units. Our goodwill balance at March 31, 2006, was $229.8 million.
Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements. You should read carefully any statements containing the words “expect,” “believe,” “anticipate,” “project,” “estimate,” “predict,” “intend,” “should,” “could,” “may,” “might,” or similar expressions or the negative of any of these terms.
Forward-looking statements involve known and unknown risks and uncertainties. In addition to the material risks described in “Item 1A. Risk Factors,” as set forth in our Form 10-K for the year ended December 31, 2005 filed with the Securities Exchange Commission, that may cause our actual results, performance or achievements to be materially different from those expressed or implied by any forward-looking statements, the following factors could also cause our results to differ from such statements:
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
Another form of foreign currency exposure relates to our non-U.S. subsidiaries’ normal contracting activities. We generally try to limit our exposure to foreign currency fluctuations in most of our engineering, procurement and construction contracts through provisions that require customer payments in U.S. dollars or other currencies corresponding to the currency in which costs are incurred. As a result, we generally do not need to hedge foreign currency cash flows for contract work performed. However, where construction contracts do not contain foreign currency provisions, we generally use forward exchange contracts to hedge foreign currency exposure of forecasted transactions and firm commitments. The gains and losses on these contracts are intended to offset changes in the value of the related exposures. However, certain of these hedges became ineffective during the year as it became probable that their underlying forecasted transaction would not occur within their originally specified periods of time. The loss associated with these instruments’ change in fair value totaled $1.9 million and was recognized within cost of revenue in the condensed consolidated statement of income. As of March 31, 2006, the notional amount of cash flow hedge contracts outstanding was $262.6 million, and the total notional amount exceeded the total present value of these contracts by approximately $5.4 million. The terms of these contracts extend up to three years.
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
The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and notes payable approximates their fair values because of the short-term nature of these instruments. See Note 5 to our condensed consolidated financial statements for quantification of our financial instruments.
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
In connection with the preparation of this Form 10-Q, our management, with the participation of our CEO and our acting CFO, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. In making this evaluation, our management considered the material weaknesses discussed below and based on this evaluation, our CEO and acting CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2006.
In light of the material weaknesses described below, we delayed filing our third quarter and annual audited 2005 as well as our first quarter 2006 financial statements and performed additional analyses and other procedures to determine that our condensed consolidated financial statements included in this Form 10-Q were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These measures included, among other things, an extensive review of certain of our existing contracts to ensure proper reporting of financial performance. As a result of these and other expanded procedures, we concluded that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Changes in Internal Controls—Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
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
Based on our evaluation under the framework in Internal Control – Integrated Framework, our principal executive officer and principal financial officer concluded our internal control over financial reporting was not effective as of March 31, 2006. A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
Management concluded we had the following two material weaknesses in our internal control over financial reporting as of March 31, 2006:
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
Included in our system of internal control are written policies, an organizational structure providing division of responsibilities, the selection and training of qualified personnel and a program of financial and operations reviews by our professional staff of corporate auditors. There were no changes in our internal controls over financial reporting that occurred during the three-month period ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, during the three month period ended December 31, 2005, and continuing through the date of this filing, we evaluated and where necessary adjusted, and in some instances, implemented, compensating internal controls and will continue to monitor and where required remediate controls in an ongoing process to strengthen and improve the internal control over financial reporting as well as the level of assurance regarding the accuracy of our financial information. We have identified the following steps to enhance reasonable assurance of achieving our desired control objectives:
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
We believe that the FTC’s Order and Opinion are inconsistent with the law and the facts presented at trial, in the appeal to the Commission, as well as new evidence following the close of the record. We have filed a petition for review of the FTC Order and Opinion with the United States Court of Appeals for the Fifth Circuit. We are not required to divest any assets until we have exhausted all appeal processes available to us, including the United States Supreme Court. Because (i) the remedies described in the Order and Opinion are neither consistent nor clear, (ii) the needs and requirements of any purchaser of divested assets could impact the amount and type of possible additional assets, if any, to be conveyed to the purchaser to constitute it as a viable competitor in the Relevant Products beyond those contained in the PDM Divisions, and (iii) the demand for the Relevant Products is constantly changing, we have not been able to definitely quantify the potential effect on our financial statements. The divested entity could include, among other things, certain fabrication facilities, equipment contracts and employees of CB&I. The remedies contained in the Order, depending on how and to the extent they are ultimately implemented to establish a viable competitor in the Relevant Products, could have an adverse effect on us, including the possibility of a potential write-down of the net book value of divested assets, a loss of revenue relating to divested contracts and costs associated with a divestiture.

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
Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. As of March 31, 2006, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 2,954 plaintiffs, and of those claims, approximately 480 claims were pending and 2,474 have been closed through dismissals or settlements. As of March 31, 2006, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount per claim of approximately one thousand dollars. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. We review each case on its own merits and make accruals based on the probability of loss and our ability to estimate the amount of liability and related expenses, if any. We do not currently believe that any unresolved asserted claims will have a material adverse effect on our future results of operations or financial position and at March 31, 2006, we had accrued $1.1 million for liability and related expenses. We are unable to quantify estimated recoveries for recognized and unrecognized contingent losses, if any, that may be expected to be recoverable through insurance, indemnification arrangements or other sources because of the variability in the coverage amounts, deductibles, limitations and viability of carriers with respect to our insurance policies for the years in question.
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

We believe that we are currently in compliance, in all material respects, with all environmental laws and regulations. We do not anticipate that we will incur material capital expenditures for environmental controls or for investigation or remediation of environmental conditions during the remainder of 2006 or 2007.
Item 1A. Risk Factors
          No changes from Form 10-K filed on May 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          None.
Item 3. Defaults Upon Senior Securities
          None.
Item 4. Submission of Matters to a Vote of Security Holders
          None.
Item 5. Other Information
          Senior Executive Changes — Effective February 3, 2006, our Supervisory Board announced the terminations of Gerald M. Glenn as Chairman, President and Chief Executive Officer, and Robert B. Jordan as Executive Vice President and Chief Operating Officer. The Supervisory Board elected Philip K. Asherman as President and Chief Executive Officer and Jerry H. Ballengee as non-executive Chairman. On February 14, 2006, Richard A. Byers resigned as Vice President and acting Chief Financial Officer and Richard E. Goodrich was named acting Chief Financial Officer. On May 2, 2006, we executed an Agreement and Mutual Release with Mr. Glenn.
Item 6. Exhibits
(a)	Exhibits
10.1(2) Note Purchase Agreement dated as of July 1, 2001
(a)(5) Limited Waiver dated as of November 14, 2005 to the Note Purchase Agreement dated July 1, 2001

(b)(6) Limited Waiver dated as of January 13, 2006 to the Note Purchase Agreement dated July 1, 2001

(c)(9) Limited Waiver dated as of March 30, 2006 to the Note Purchase Agreement dated July 1, 2001

(d)(11) Limited Waiver dated as of May 30, 2006 to the Note Purchase Agreement dated July 1, 2001
10.2(3) Amended and Restated Five-Year Revolving Credit Facility Agreement dated May 12, 2005
(a)(5) Waiver dated as of November 14, 2005 to the Amended and Restated Five-Year Credit Agreement

(b)(6) Waiver dated as of January 13, 2006 to the Amended and Restated Five-Year Credit Agreement

(c)(9) Waiver dated as of March 30, 2006 to the Amended and Restated Five-Year Credit Agreement

(d)(11) Waiver dated as of May 31, 2006 to the Amended and Restated Five-Year Credit Agreement
10.3(4) Severance Agreement and Release and Waiver between the Company and Richard E. Goodrich dated October 8, 2005
(a)(8) Letter Agreement dated February 13, 2006 amending the Severance Agreement and Release and Waiver between the Company and Richard E. Goodrich

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

32.1(1) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith

(2)	Incorporated by reference from the Company’s 2001 Form 8-K dated September 17, 2001

(3)	Incorporated by reference from the Company’s 2005 Form 8-K dated May 25, 2005

(4)	Incorporated by reference from the Company’s 2005 Form 8-K dated October 11, 2005

(5)	Incorporated by reference from the Company’s 2005 Form 8-K dated November 17, 2005

(6)	Incorporated by reference from the Company’s 2006 Form 8-K dated January 13, 2006

(7)	Incorporated by reference from the Company’s 2006 Form 8-K dated February 2, 2006

(8)	Incorporated by reference from the Company’s 2006 Form 8-K dated February 15, 2006

(9)	Incorporated by reference from the Company’s 2006 Form 8-K dated March 31, 2006

(10)	Incorporated by reference from the Company’s 2006 Form 8-K dated May 4, 2006

(11)	Incorporated by reference from the Company’s 2005 Form 10-Q dated May 31, 2006

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chicago Bridge & Iron Company N.V.

/s/ PHILIP K. ASHERMAN

Philip K. Asherman
(Authorized Signer)

/s/ RICHARD E. GOODRICH

Richard E. Goodrich
(Acting Principal Financial Officer)

Date: June 1, 2006

Exhibit Index

Exhibits	Description of Exhibit

10.1(2)	Note Purchase Agreement dated as of July 1, 2001

(a)(5) Limited Waiver dated as of November 14, 2005 to the Note Purchase Agreement dated July 1, 2001

(b)(6) Limited Waiver dated as of January 13, 2006 to the Note Purchase Agreement dated July 1, 2001

(c)(9) Limited Waiver dated as of March 30, 2006 to the Note Purchase Agreement dated July 1, 2001

(d)(11) Limited Waiver dated as of May 30, 2006 to the Note Purchase Agreement dated July 1, 2001

10.2(3)	Amended and Restated Five-Year Revolving Credit Facility Agreement dated May 12, 2005

(a)(5) Waiver dated as of November 14, 2005 to the Amended and Restated Five-Year Credit Agreement

(b)(6) Waiver dated as of January 13, 2006 to the Amended and Restated Five-Year Credit Agreement

(c)(9) Waiver dated as of March 30, 2006 to the Amended and Restated Five-Year Credit Agreement

(d)(11) Waiver dated as of May 31, 2006 to the Amended and Restated Five-Year Credit Agreement

10.3(4)	Severance Agreement and Release and Waiver between the Company and Richard E. Goodrich dated October 8, 2005

(a)(8) Letter Agreement dated February 13, 2006 amending the Severance Agreement and Release and Waiver between the Company and Richard E. Goodrich

(b)(9) Letter Agreement dated March 31, 2006 amending the Severance Agreement and Release and Waiver between the Company and Richard E. Goodrich

(c)(10) Letter Agreement dated April 28, 2006 amending the Severance Agreement and Release and Waiver between the Company and Richard E. Goodrich

10.4(7)	Stay Bonus Agreement between the Company and Tommy C. Rhodes dated January 27, 2006

10.5(10)	Agreement and Mutual Release between Chicago Bridge & Iron Company (Delaware), Chicago Bridge & Iron Company N.V., Chicago Bridge & Iron Company B.V. and Gerald M. Glenn, executed May 2, 2006

31.1(1)	Certification pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith

(2)	Incorporated by reference from the Company’s 2001 Form 8-K dated September 17, 2001

(3)	Incorporated by reference from the Company’s 2005 Form 8-K dated May 25, 2005

(4)	Incorporated by reference from the Company’s 2005 Form 8-K dated October 11, 2005

(5)	Incorporated by reference from the Company’s 2005 Form 8-K dated November 17, 2005

(6)	Incorporated by reference from the Company’s 2006 Form 8-K dated January 13, 2006

(7)	Incorporated by reference from the Company’s 2006 Form 8-K dated February 2, 2006

(8)	Incorporated by reference from the Company’s 2006 Form 8-K dated February 15, 2006

(9)	Incorporated by reference from the Company’s 2006 Form 8-K dated March 31, 2006

(10)	Incorporated by reference from the Company’s 2006 Form 8-K dated May 4, 2006

(11)	Incorporated by reference from the Company’s 2005 Form 10-Q dated May 31, 2006