Form 10-Q
period 2006-06-30
CHICAGO BRIDGE & IRON CO N V
filed 2006-08-09
CIK 1027884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       ☑ Yes       ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).       ☐ Yes       ☑ No
The number of shares outstanding of a single class of common stock as of July 31, 2006 – 97,310,015.

CHICAGO BRIDGE & IRON COMPANY N.V.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
		2005		2005
	2006	Restated (1)	2006	Restated (1)

Revenue	$744,187	$548,775	$1,390,783	$1,027,558
Cost of revenue	670,469	496,621	1,257,865	924,541

Gross profit	73,718	52,154	132,918	103,017
Selling and administrative expenses	29,533	28,262	68,482	53,779
Intangibles amortization	1,134	386	1,311	772
Other operating income, net	(344)	(1,631)	(434)	(1,733)

Income from operations	43,395	25,137	63,559	50,199
Interest expense	(2,324)	(2,681)	(4,713)	(4,913)
Interest income	4,138	1,439	6,988	2,804

Income before taxes and minority interest	45,209	23,895	65,834	48,090
Income tax expense	(11,307)	(8,016)	(17,775)	(16,121)

Income before minority interest	33,902	15,879	48,059	31,969
Minority interest in income	(1,284)	(934)	(2,105)	(1,274)

Net income	$32,618	$14,945	$45,954	$30,695

Net income per share:
Basic	$0.34	$0.15	$0.47	$0.32
Diluted	$0.33	$0.15	$0.46	$0.31

Weighted average shares outstanding:
Basic	97,216	97,582	97,302	97,347
Diluted	98,967	99,894	99,115	99,932

Cash dividends on shares:
Amount	$2,934	$2,936	$5,853	$5,849
Per share	$0.03	$0.03	$0.06	$0.06

(1)	As discussed in our 2005 Form 10-K and further discussed in Note 1 to our condensed consolidated financial statements, we discovered errors in our second quarter 2005 financial statements which had a material effect on our results of operations for the period. Accordingly, we have restated the quarterly and year-to-date results for the period ended June 30, 2005 as presented above and throughout this Form 10-Q.
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2006	2005
	(Unaudited)

Assets

Cash and cash equivalents	$457,302	$333,990
Restricted cash	22,965	—
Accounts receivable, net of allowance for doubtful accounts of $2,508 in 2006 and $2,300 in 2005	459,431	379,044
Contracts in progress with costs and estimated earnings exceeding related progress billings	111,951	157,096
Deferred income taxes	38,665	27,770
Other current assets	71,673	52,703

Total current assets	1,161,987	950,603

Property and equipment, net	167,828	137,718
Non-current contract retentions	17,296	10,414
Goodwill	230,017	230,126
Other intangibles	26,554	27,865
Other non-current assets	20,243	21,093

Total assets	$1,623,925	$1,377,819

Liabilities

Notes payable	$1,759	$2,415
Current maturity of long-term debt	25,000	25,000
Accounts payable	281,165	259,365
Accrued liabilities	117,558	123,801
Contracts in progress with progress billings exceeding related costs and estimated earnings	530,231	346,122
Income taxes payable	—	1,940

Total current liabilities	955,713	758,643

Long-term debt	25,000	25,000
Other non-current liabilities	96,995	100,811
Deferred income taxes	6,106	2,989
Minority interest in subsidiaries	7,588	6,708

Total liabilities	1,091,402	894,151

Redeemable Common Stock	38,249	—

Shareholders’ Equity

Common stock, Euro .01 par value; shares authorized: 250,000,000 in 2006 and 2005; shares issued: 98,858,388 in 2006 and 98,466,426 in 2005; shares outstanding: 97,632,832 in 2006 and 98,133,416 in 2005	1,151	1,146
Additional paid-in capital	316,616	334,620
Retained earnings	230,574	188,400
Stock held in Trust	(14,175)	(15,464)
Treasury stock, at cost; 1,225,556 shares in 2006 and 333,010 shares in 2005	(27,846)	(6,448)
Accumulated other comprehensive loss	(12,046)	(18,586)

Total shareholders’ equity	494,274	483,668

Total liabilities, redeemable common stock and shareholders’ equity	$1,623,925	$1,377,819

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
		2005
	2006	Restated (1)

Cash Flows from Operating Activities

Net income	$45,954	$30,695
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,860	9,854
Long-term incentive plan amortization	10,566	6,565
(Gain) loss on foreign currency hedge ineffectiveness	(1,221)	2,257
Gain on sale of property and equipment	(434)	(1,733)
Excess tax benefits from share-based compensation	(16,958)	—
Change in operating assets and liabilities (see below)	150,883	(44,268)

Net cash provided by operating activities	202,650	3,370

Cash Flows from Investing Activities

Capital expenditures	(43,166)	(14,196)
Increase in restricted cash	(22,965)	—
Proceeds from sale of property and equipment	2,077	2,165

Net cash used in investing activities	(64,054)	(12,031)

Cash Flows from Financing Activities

Decrease in notes payable	(656)	(2,039)
Purchase of treasury stock	(29,115)	(4,622)
Issuance of common stock	3,382	7,270
Dividends paid	(5,853)	(5,849)
Excess tax benefits from share-based compensation	16,958	—
Other	—	(1,573)

Net cash used in financing activities	(15,284)	(6,813)

Increase (decrease) in cash and cash equivalents	123,312	(15,474)
Cash and cash equivalents, beginning of the year	333,990	236,390

Cash and cash equivalents, end of the period	$457,302	$220,916

Change in Operating Assets and Liabilities

Increase in receivables, net	$(80,387)	$(64,891)
Decrease in contracts in progress, net	229,254	6,748
Increase in non-current contract retentions	(6,882)	(1,377)
Increase in accounts payable	21,800	13,041
Increase in other current assets	(17,415)	(9,657)
Increase in income taxes payable and deferred income taxes	6,939	527
(Decrease) increase in accrued and other non-current liabilities	(4,842)	9,645
Decrease in other	2,416	1,696

Total	$150,883	$(44,268)

(1)	As discussed in our 2005 Form 10-K and further discussed in Note 1 to our condensed consolidated financial statements, we discovered errors in our second quarter 2005 financial statements which had a material effect on our results of operations for the period. Accordingly, we have restated the cash flow results for the six month period ended June 30, 2005 as presented above.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(in thousands, except per share data)
(Unaudited)
1. Significant Accounting Policies
Basis of Presentation—The accompanying unaudited condensed consolidated financial statements for Chicago Bridge & Iron Company N.V. (“CB&I” or the “Company”) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, our unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our financial position as of June 30, 2006, our results of operations for each of the three-month and six-month periods ended June 30, 2006 and 2005, and our cash flows for each of the six-month periods ended June 30, 2006 and 2005. The condensed consolidated balance sheet at December 31, 2005 is derived from the December 31, 2005 audited consolidated financial statements. Although management believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations and cash flows for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2005.
Restatement of Quarterly Information —As discussed in our Form 10-K for the year ended December 31, 2005, we concluded that certain errors in our financial statements for the second quarter of 2005 related to accounting for project segmentation/intercompany eliminations, project cost estimates not updated, and derivatives, required correction. We have restated our second quarter 2005 financial statements. The impact of restating our second quarter was a reduction of $6,166 of net income or $0.06 per share.
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
Contract revenue reflects the original contract price adjusted for approved change orders and estimated minimum recoveries of unapproved change orders and claims. We recognize unapproved change orders and claims to the extent that related costs have been incurred when it is probable that they will result in additional contract revenue and their value can be reliably estimated. At June 30, 2006, we had no material outstanding unapproved change orders/claims recognized. Outstanding unapproved change orders/claims recognized, net of reserves, as of December 31, 2005 were $48,520. The decrease in outstanding unapproved change orders/claims during the three months ended June 30, 2006 is due primarily to a final settlement associated with a completed project in our Europe, Africa, Middle East (“EAME”) segment. The settlement did not have a significant effect on our reported results.

Losses expected to be incurred on contracts in progress are charged to earnings in the period such losses are known. In the three-month and six-month periods ended June 30, 2006, there were no material provisions for additional costs associated with contracts projected to be in a significant loss position at June 30, 2006. Charges to earnings in the comparable periods of 2005 were $4,248 and $6,569.
Cost and estimated earnings to date in excess of progress billings on contracts in process represent the cumulative revenue recognized less the cumulative billings to the customer. Any billed revenue that has not been collected is reported as accounts receivable. Unbilled revenue is reported as contracts in progress with costs and estimated earnings exceeding related progress billings on the condensed consolidated balance sheets. The timing of when we bill our customers is generally contingent on completion of certain phases of the work as stipulated in the contract. Progress billings in accounts receivable at June 30, 2006 and December 31, 2005 include retentions totaling $57,701 and $57,541, respectively, to be collected within one year. Contract retentions collectible beyond one year are included in non-current contract retentions on the condensed consolidated balance sheets. Cost of revenue includes direct contract costs such as material and construction labor, and indirect costs which are attributable to contract activity.
As discussed under “Item 4. Controls and Procedures” of this Form 10-Q, as of December 31, 2005, management identified certain control deficiencies in our internal controls relating to project accounting, and as a result, concluded that these deficiencies constituted a material weakness in our internal control over financial reporting. In light of this material weakness, we implemented processes and performed additional procedures designed to ensure that the financial statements were prepared in accordance with U.S. GAAP (see “Item 4. Controls and Procedures”). These additional analysis procedures were also performed in preparation of this Form 10-Q.
Foreign Currency—The nature of our business activities involves the management of various financial and market risks, including those related to changes in currency exchange rates. The effects of translating financial statements of foreign operations into our reporting currency are recognized in shareholders’ equity in accumulated other comprehensive income/loss as cumulative translation adjustment, net of tax, which includes tax credits associated with the translation adjustment. Foreign currency exchange gains/losses are included in the condensed consolidated statements of income. The gains/losses for the six months ended June 30, 2006 and June 30, 2005 were primarily attributable to the mark-to-market of forward points that are deemed to be inherently ineffective and hedges where it became probable that their underlying forecasted transactions would not occur within their originally specified periods of time. Other amounts pertain to foreign currency exchange transactional gains and losses.
New Accounting Standards—In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). This standard requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Compensation cost will generally be based on the grant-date fair value of the equity or liability instrument issued, and will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) applies to all awards granted for fiscal years beginning after June 15, 2005 to awards modified, repurchased, or cancelled after that date and to the portion of outstanding awards for which the requisite service has not yet been rendered. For share-based awards that accelerate the vesting terms based upon retirement, SFAS No. 123(R) requires compensation cost to be recognized through the date that the employee first becomes eligible for retirement, rather than upon actual retirement, as was previously practiced. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. We adopted SFAS No. 123(R) effective January 1, 2006, by applying the modified prospective method as prescribed under the statement as described in Note 2 to our condensed consolidated financial statements.
Staff Accounting Bulletin 107 (“SAB 107”) issued in March 2005, which provides guidance on implementing SFAS No. 123(R), impacts our accounting for stock held in trust upon the adoption of SFAS No. 123(R). For share-based payments that could require the employer to redeem the equity instruments for cash, SAB 107 requires the redemption amount to be classified outside of permanent equity (temporary equity). While the stock held in trust contains a put feature back to us, the stock held in trust is presented as permanent equity in our historical financial statements with an offsetting stock held in trust contra equity account as allowed under existing rules. SAB 107 also requires that if the share-based payments are based on fair value (which is our case), subsequent increases or decreases in the fair value do not impact income applicable to common shareholders, but temporary equity should be recorded at fair value with changes in fair value reflected by offsetting impacts recorded directly to retained earnings. As a result, at adoption of SFAS No. 123(R), we recorded $40,324 as redeemable common stock with an offsetting decrease to additional paid-in capital to reflect the fair value of share-based payments that could require cash funding by us. As of June 30, 2006, the fair value of the redeemable common stock was $38,249. Movements in the fair value of the redeemable common stock are recorded to retained earnings. There is no effect on our earnings per share calculation.
In October 2005, the FASB issued FASB Staff Position (“FSP”) FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FAS 123(R)”, which provides guidance on the application of grant date as defined in SFAS No. 123(R). In accordance with this standard, a grant date of an award exists if (1 the award is a unilateral grant and (2 the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. We adopted this pronouncement effective January 1, 2006 and determined that it did not have a significant impact on our financial statements.
In November 2005, the FASB issued FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). FSP 123(R)-3 provides an elective alternative method that establishes a computational component to arrive at the beginning balance of the additional paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact of the additional paid-in capital pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123(R). Our election must be made no later than January 1, 2007. We are currently evaluating this transition method.
In February 2006, the FASB issued FSP FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” This FSP requires an entity to classify employee stock options and similar instruments with contingent cash settlement features as equity awards under SFAS No. 123(R), provided that: (1 the contingent event that permits or requires cash settlement is not considered probable of occurring, (2 the contingent event is not within the control of the employee, and (3 the award includes no other features that would require liability classification. We adopted this pronouncement effective in the second quarter of 2006 and determined that it did not have a material effect on our consolidated financial position, results of operations or cash flows.
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
In October 2005, the FASB issued FSP No. 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP 13-1”). Generally, this FSP requires companies to expense rental costs incurred during a construction period. FSP 13-1 is effective for fiscal years beginning after December 15, 2005. We adopted the new pronouncement effective January 1, 2006, and anticipate that the effect of applying FSP 13-1 will result in the acceleration of rental expense of approximately $2,441 from future rental term periods into fiscal year 2006.
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the consolidated balance sheets prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are currently evaluating the effect, if any, that the adoption of FIN 48 will have on our consolidated financial position, results of operations and cash flow.
Per Share Computations—Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of dilutive securities, consisting of employee stock options, restricted shares, performance shares (where performance criteria have been met) and directors’ deferred fee shares.
The following schedule reconciles the income and shares utilized in the basic and diluted EPS computations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		Restated		Restated

Net income	$32,618	$14,945	$45,954	$30,695

Weighted average shares outstanding — basic	97,216	97,582	97,302	97,347
Effect of stock options/restricted shares/performance shares
	1,656	2,203	1,710	2,476
Effect of directors’ deferred fee shares	95	109	103	109

Weighted average shares outstanding — diluted	98,967	99,894	99,115	99,932

Net income per share

Basic	$0.34	$0.15	$0.47	$0.32
Diluted	$0.33	$0.15	$0.46	$0.31
2. Stock Plans
We have various types of stock-based compensation plans. These plans are administered by the Organization and Compensation Committee of our Board of Supervisory Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions, performance measures, and other provisions of the award. See note 12 of our Consolidated Financial Statements in our 2005 Form 10-K for additional information related to these stock-based compensation plans. At June 30, 2006, shares available for future stock option, restricted share or performance share grants to employees and directors under existing plans were 2,444,017.
Effective January 1, 2006, we adopted SFAS No. 123(R) utilizing the modified prospective transition method. Prior to the adoption of SFAS No. 123(R) we accounted for stock option grants in accordance with Accounting Principles

Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”)(the intrinsic value method), and accordingly, recognized no compensation expense for stock option grants.
Under the modified prospective transition method, SFAS No. 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Compensation cost recognized in fiscal year 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and compensation cost for all share-based payments granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). As allowed under SFAS No. 123(R), prior periods were not restated to reflect the impact of adopting the new standard.
As a result of adopting SFAS No. 123(R) on January 1, 2006, our income before taxes, net income and basic and diluted earnings per share for the six months ended June 30, 2006 were $3,612, $2,637 and $0.03 lower, respectively, than if we had continued to account for stock-based compensation under APB No. 25. This decrease is primarily the result of the effect of accelerating stock compensation charges for employees becoming eligible for retirement during the award’s vesting period, partially offset by recognizing compensation expense for performance-based awards based upon a grant date fair value rather than a current fair value as was previously done under the provisions of APB No. 25. As of June 30, 2006, there was $11,681 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted-average period of 1.5 years. During the six months ended June 30, 2006 and 2005, we recognized $10,566 and $6,565, respectively, of share-based compensation as selling and administrative expense in the accompanying condensed consolidated statements of income. Upon adoption of SFAS No. 123(R), we recorded an immaterial cumulative effect from changing our policy from recognizing forfeitures as they occur to a policy of recognizing expense based on our expectation of the awards that will vest over the requisite service period for our restricted stock awards.
We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options are sold over the exercise prices of the options. In addition, we receive a tax deduction upon the vesting of restricted stock and performance shares for the excess of the price at the date of vesting over the grant-date fair value of the award. Prior to adoption of SFAS No. 123(R), we reported these tax benefits as operating cash flows in our condensed consolidated statement of cash flows. In accordance with SFAS No. 123(R), we revised our condensed consolidated statement of cash flows presentation to report the benefits of tax deductions for share-based compensation in excess of recognized compensation cost as financing cash flows effective January 1, 2006. For the six months ended June 30, 2006, $16,958 of tax benefit was reported as a financing cash flow rather than an operating cash flow.

The following table illustrates the effect on operating results and per share information had we accounted for stock-based compensation in accordance with SFAS No. 123 for the three and six months ended June 30, 2005:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income:
As reported (restated)	$14,945	$30,695
Add: Stock-based employee compensation reported in net income, net of taxes	2,011	3,980
Deduct: Stock-based employee compensation under the fair value method for all awards, net of taxes	(1,696)	(3,509)

Pro forma	$15,260	$31,166

Basic net income per share:
As reported (restated)	$0.15	$0.32

Pro forma	$0.16	$0.32

Diluted net income per share:
As reported (restated)	$0.15	$0.31

Pro forma	$0.15	$0.31

Stock Options—Stock options are generally granted at the fair market value on the date of grant and expire after 10 years. Options granted to executive officers and other key employees typically vest over a three- to four-year period, while options granted to Supervisory Directors vest over a one-year period. The share-based expense for these awards was determined based on the calculated Black-Scholes fair value of the stock option at the date of grant applied to the total number of options that were anticipated to fully vest. Net cash proceeds from the exercise of stock options were $1,218 for the six months ended June 30, 2006. The actual income tax benefit realized from stock option exercises is $1,269 for the same period. The following table represents stock option activity for the six months ended June 30, 2006:

			Weighted Average
		Weighted Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Life (in Years)	Value

Outstanding options at beginning of year	3,207,433	$6.80
Granted	33,730	$24.82
Forfeited	101,883	$7.94
Exercised	206,398	$5.90		$4,050

Outstanding options at end of period	2,932,882	$6.99	5.2	$50,206
Outstanding exercisable at end of period	2,363,915	$5.98	4.8	$42,955

Using the Black-Scholes option-pricing model, the fair value of each option grant is estimated on the date of grant based on the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Risk-free interest rate	5.05%	4.24%	4.67%	4.24%
Expected dividend yield	0.48%	0.53%	0.48%	0.53%
Expected volatility	42.52%	44.99%	42.64%	44.99%
Expected life in years	6	6	6	6
Weighted-average, grant-date fair value	$11.57	$10.19	$11.44	$10.59

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
During the six months ended June 30, 2006, 398,431 restricted shares were granted with a weighted-average grant-date fair value of $23.78. During 2005, 163,000 restricted shares were granted with a weighted-average grant-date fair value of $22.91. During the six months ended June 30, 2006, the total fair value of restricted shares vested was $2,802. During 2005, the total fair value of shares vested was $2,548. The following table represents restricted share activity for the six months ended June 30, 2006:

		Weighted-Average
	June 30,	Grant-Date
	2006	Fair Value
Nonvested restricted stock
Nonvested restricted stock at beginning of year	2,774,443	$5.79
Nonvested restricted stock granted	398,431	$23.78
Nonvested restricted stock forfeited	7,400	$22.42
Nonvested restricted stock distributed	2,569,677	$4.81

Nonvested restricted stock at end of period	595,797	$23.79

Directors’ shares subject to restrictions
Directors’ shares subject to restrictions at beginning of year	30,800	$21.17
Directors’ shares subject to restrictions granted	30,800	$23.60
Directors’ shares subject to restrictions distributed	30,800	$21.17

Directors’ shares subject to restrictions at end of period	30,800	$23.60

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
The changes in common stock, additional paid-in capital, stock held in trust and treasury stock since December 31, 2005 primarily relate to activity associated with our stock plans. Effective February 6, 2006, a former executive received, pursuant to and as required by our Management Defined Contribution Plan dated March 26, 1997 (“Plan”), distribution of 2,485,352 restricted stock units from a rabbi trust. To satisfy our responsibility under the Plan for all applicable tax withholding, we withheld 901,532 shares as treasury shares.

3. Comprehensive Income
Comprehensive income for the three and six months ended June 30, 2006 and 2005 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		Restated		Restated

Net income	$32,618	$14,945	$45,954	$30,695
Other comprehensive (loss) income, net of tax:
Currency translation adjustment	3,588	(176)	3,369	(1,651)
Change in unrealized loss on debt securities	18	28	37	55
Change in unrealized fair value of cash flow hedges (1)(a)	46	(108)	3,134	(8,640)
Change in minimum pension liability adjustment	—	—	—	(19)

Comprehensive income	$36,270	$14,689	$52,494	$20,440

(1) As discussed in Note 1 to our condensed consolidated financial statements, we discovered errors in our second quarter 2005 financial statements which had a material effect on our results of operations for the period. Accordingly, we have restated the quarterly and year-to-date net income for the period ended June 30, 2005 as presented above and throughout this quarterly report. Additionally, as one of the errors was associated with recognition of the loss or gain on derivatives, the change in unrealized fair value of cash flow hedges disclosed above was restated.
(a) Recorded under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Offsetting the unrealized gain/loss on cash flow hedges is an unrealized loss/gain on the underlying transactions, to be recognized when settled.
Accumulated other comprehensive loss reported on our balance sheet at June 30, 2006 includes the following, net of tax: $11,403 of currency translation adjustment loss, $38 of unrealized loss on debt securities, $1,105 of unrealized fair value gain on cash flow hedges and $1,710 of minimum pension liability adjustments. The total unrealized fair value gain on cash flow hedges recorded in accumulated other comprehensive loss as of June 30, 2006 totaled $1,105, net of tax of $474. Of this amount, $1,180 of unrealized fair value gain, net of tax of $506, is expected to be reclassified into earnings during the next twelve months due to settlement of the related contracts.
4. Goodwill and Other Intangibles
Goodwill
General—At June 30, 2006 and December 31, 2005, our goodwill balances were $230,017 and $230,126, respectively, attributable to the excess of the purchase price over the fair value of assets acquired relative to acquisitions within our North America and EAME segments.
The decrease in goodwill primarily relates to a reduction in accordance with SFAS No. 109, “Accounting for Income Taxes,” where tax goodwill exceeded book goodwill, partially offset by the impact of foreign currency translation.

The change in goodwill by segment for the six months ended June 30, 2006 is as follows:

	North America	EAME	Total

Balance at December 31, 2005	$203,032	$27,094	$230,126

Adjustments associated with tax goodwill in excess of book goodwill and foreign currency translation	(901)	792	(109)

Balance at June 30, 2006	$202,131	$27,886	$230,017

Impairment Testing—SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) states that goodwill and indefinite-lived intangible assets are no longer amortized to earnings, but instead are reviewed for impairment at least annually via a two-phase process, absent any indicators of impairment. The first phase screens for impairment, while the second phase (if necessary) measures impairment. We have elected to perform our annual analysis during the fourth quarter of each year based upon goodwill and indefinite-lived intangible balances as of the beginning of the fourth quarter. No indicators of goodwill impairment have been identified during 2006. However, an impairment loss on other intangibles was identified and recognized during the second quarter of 2006, as described below. There can be no assurance that future goodwill or other intangible asset impairment tests will not result in additional charges to earnings.
Other Intangible Assets
In accordance with SFAS No. 142, the following table provides information concerning our other intangible assets for the periods ended June 30, 2006 and December 31, 2005:

	June 30, 2006		December 31, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets
Technology (10 years)	$1,276	$(542)	$1,276	$(478)
Non-compete agreements (8 years)	3,100	(2,200)	3,100	(2,000)
Strategic alliances, customer contracts, patents (11 years)	—	—	1,866	(819)

Total	$4,376	$(2,742)	$6,242	$(3,297)

Unamortized intangible assets
Tradenames	$24,717		$24,717
Minimum Pension Liability Adjustment	203		203

	$24,920		$24,920

The changes in other intangibles relate to additional amortization expense and an impairment loss within the North America segment. The total impairment loss was approximately $957 and was recognized within intangibles amortization in the 2006 condensed consolidated statement of income.

5. Financial Instruments
Forward Contracts—Although we do not engage in currency speculation, we periodically use forward contracts to mitigate certain operating exposures, as well as hedge intercompany loans utilized to finance non-U.S. subsidiaries. At June 30, 2006, our forward contracts to hedge intercompany loans and certain operating exposures are summarized as follows:

		Contract	Weighted Average
Currency Sold	Currency Purchased	Amount (1)	Contract Rate

Forward contracts to hedge intercompany loans: (2)
U.S. Dollar	British Pound	$42,303	0.53
U.S. Dollar	Canadian Dollar	$11,929	1.09
U.S. Dollar	South African Rand	$2,650	6.57
U.S. Dollar	Australian Dollar	$26,100	1.34

Forward contracts to hedge certain operating exposures: (3)
U.S. Dollar	Euro	$52,487	0.80
British Pound	U.S. Dollar	$5,566	0.53
U.S. Dollar	Swiss Francs	$3,701	1.24
U.S. Dollar	Japanese Yen	$12,796	113.42
British Pound	Euro	£75,359	1.40
British Pound	Swiss Francs	£2,544	2.18
British Pound	Japanese Yen	£1,805	191.00

(1)	Represents notional U.S. dollar equivalent at inception of the contract, with the exception of forward contracts to sell: 75,359 British Pounds for 105,242 Euros, 2,544 British Pounds for 5,544 Swiss Francs, and 1,805 British Pounds for 344,760 Japanese Yen. These contracts are denominated in British Pounds and equate to approximately $147,429 at June 30, 2006.

(2)	These contracts, for which we do not seek hedge accounting treatment under SFAS No. 133, generally mature within seven days of quarter-end and are marked-to-market through the condensed consolidated income statement, generally offsetting any translation gains/losses on the underlying transactions.

(3)	Contracts, which hedge forecasted transactions and firm commitments, generally mature within two years of quarter-end and were designated as “cash flow hedges” under SFAS No. 133. We exclude from our hedge assessment analysis the time value component of the fair value of our derivative positions. This time value component is recognized as ineffectiveness within cost of revenue in the condensed consolidated statement of income and was a loss totaling approximately $1,076 during the six months ended June 30, 2006. Additionally, certain of these hedges became ineffective during the year as it became probable that their underlying forecasted transactions would not occur within their originally specified periods of time. The gain associated with these instruments’ change in fair value totaled $2,297 and was recognized within cost of revenue in the 2006 condensed consolidated statement of income. The total unrealized fair value gain associated with our hedges for the six months ended June 30, 2006 was $1,221. At June 30, 2006, the total notional amount exceeded the total present value of these contracts by $3,746, net, including the foreign currency exchange gain related to ineffectiveness. Of the total mark-to-market, $3,424 was recorded in other current assets, $361 was recorded in other non-current assets, $6,762 was recorded in accrued liabilities and $769 was recorded in other non-current liabilities on the condensed consolidated balance sheet.

6. Retirement Benefits
We previously disclosed in our financial statements for the year ended December 31, 2005 that in 2006 we expected to contribute $3,973 and $1,848 to our defined benefit and other postretirement plans, respectively. The following table provides updated contribution information for our defined benefit and postretirement plans as of June 30, 2006:

	Defined	Other Postretirement
	Benefit Plans	Benefits
Contributions made through June 30, 2006	$2,041	$299
Remaining contributions expected for 2006	2,072	981

Total contributions expected for 2006	$4,113	$1,280

Components of Net Periodic Benefit Cost

	Defined		Other Postretirement
	Benefit Plans		Benefits
Three months ended June 30,	2006	2005	2006	2005

Service cost	$1,202	$1,168	$385	$369
Interest cost	1,481	1,423	564	544
Expected return on plan assets	(1,979)	(1,693)	—	—
Amortization of prior service costs	6	7	(30)	(67)
Recognized net actuarial loss	39	48	73	152

Net periodic benefit cost	$749	$953	$992	$998

Six months ended June 30,	2006	2005	2006	2005

Service cost	$2,396	$2,423	$770	$738
Interest cost	2,910	2,866	1,126	1,090
Expected return on plan assets	(3,887)	(3,414)	—	—
Amortization of prior service costs	12	11	(62)	(134)
Recognized net actuarial loss	77	76	146	234

Net periodic benefit cost	$1,508	$1,962	$1,980	$1,928

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

	Three Months Ended		Six Months Ended
	June 30,		March 31,
	2006	2005	2006	2005
		Restated		Restated

Revenue

North America	$407,475	$356,996	$765,707	$660,200
Europe, Africa, Middle East	245,810	121,272	459,689	241,819
Asia Pacific	61,621	51,179	109,332	88,915
Central and South America	29,281	19,328	56,055	36,624

Total revenue	$744,187	$548,775	$1,390,783	$1,027,558

Income From Operations

North America	$21,233	$18,791	$24,363	$40,676
Europe, Africa, Middle East	13,139	3,263	29,106	3,950
Asia Pacific	5,864	788	6,308	2,726
Central and South America	3,159	2,295	3,782	2,847

Total income from operations	$43,395	$25,137	$63,559	$50,199

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
Securities Class Action—A class action shareholder lawsuit was filed on February 17, 2006 against us, Gerald M. Glenn, Robert B. Jordan, and Richard E. Goodrich in the United States District Court for the Southern District of New York entitled Welmon v. Chicago Bridge & Iron Co. NV, et al. (No. 06 CV 1283). The complaint was filed on behalf of a purported class consisting of all those who purchased or otherwise acquired our securities from March 9, 2005 through February 3, 2006 and were damaged thereby.
The action asserts claims under the U.S. securities laws and alleges, among other things, that we materially overstated our financial results during the class period by misapplying percentage-of-completion accounting and did not follow our publicly stated revenue recognition policies.
Since the initial lawsuit, other suits containing substantially similar allegations and with similar, but not exactly the same, class periods were filed.
On July 5, 2006, a single Consolidated Amended Complaint was filed in the Welmon action in the Southern District of New York consolidating all previously filed actions. We and the individual defendants plan to file a motion to dismiss the Complaint, which is currently scheduled to be heard by the Court in October 2006 after briefing is completed. Although we believe that we have meritorious defenses to the claims made in the above action and intend to contest it vigorously, an adverse resolution of the action could have a material adverse effect on our financial position and results of operations in the period in which the lawsuit is resolved.
Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. As of June 30, 2006, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 2,972 plaintiffs, and of those claims, approximately 387 claims were pending and 2,585 have been closed through dismissals or settlements. As of June 30, 2006, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount per claim of approximately one thousand dollars. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any.

We review each case on its own merits and make accruals based on the probability of loss and our ability to estimate the amount of liability and related expenses, if any. We do not currently believe that any unresolved asserted claims will have a material adverse effect on our future results of operations or financial position and at June 30, 2006 we had accrued $879 for liability and related expenses. We are unable to quantify estimated recoveries for recognized and unrecognized contingent losses, if any, that may be expected to be recoverable through insurance, indemnification arrangements or other sources because of the variability in the coverage amounts, deductibles, limitations and viability of carriers with respect to our insurance policies for the years in question.
Other—We were served with subpoenas for documents on August 15, 2005 and January 24, 2006 by the Securities and Exchange Commission in connection with its investigation titled “In the Matter of Halliburton Company, File No. HO-9968,” relating to an LNG construction project on Bonny Island, Nigeria, where we served as one of several subcontractors to a Halliburton affiliate. We are cooperating fully with such investigation.
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
Recent Developments
Restatement of Quarterly Information
As discussed in our Form 10-K for the year ended December 31, 2005, we concluded that certain errors in our financial statements for the second quarter of 2005 related to accounting for project segmentation/intercompany eliminations, project cost estimates not updated and derivatives required correction. We have restated our second quarter 2005 financial statements. The impact of restating our second quarter was a reduction of $6.2 million of net income or $0.06 per share.
Results of Operations
New awards/Backlog—During the three months ended June 30, 2006, new awards, representing the value of new project commitments received during a given period, was $636.8 million, compared with $550.5 million in the same 2005 period. These commitments are included in backlog until work is performed and revenue is recognized or until cancellation. Approximately 70% of the new awards during the second quarter of 2006 was for contracts awarded in the North America segment. New awards during the quarter included an oil sands project in Canada, a hydrogen plant in the United States and storage projects in North America and the Middle East. New awards for the first half of 2006 was $1.5 billion compared with $2.0 billion in the same period last year.
Backlog increased $197.4 million or 6% to $3.3 billion at June 30, 2006 compared with the year-earlier period.
Revenue—Revenue during the three months ended June 30, 2006 of $744.2 million increased $195.4 million, or 36%, compared with the corresponding period in 2005. Revenue grew $50.5 million, or 14%, in the North America segment, primarily as a result of progress on process-related work in the United States. Revenue increased $124.5 million, or 103%, in the Europe, Africa, Middle East (“EAME”) segment due mainly to continued progress on two LNG projects in the United Kingdom, which accounted for approximately 23% of the Company’s total revenue for the three months ended June 30, 2006. Revenue increased 20% in the Asia Pacific segment due to the continued ramp-up of LNG work in China, and was 51% higher in the Central and South America segment as a result of higher backlog going into the year. Revenue for the first six months of 2006 increased $363.2 million to $1.4 billion, compared with $1.0 billion in the year-earlier period, for the reasons noted in the quarterly discussion above.
Gross Profit—Gross profit in the second quarter of 2006 was $73.7 million, or 9.9% of revenue, compared with $52.2 million, or 9.5%, for the same period in 2005. The increase in gross profit level in the second quarter of

2006 compared with 2005 is primarily due to project cost savings in our Asia Pacific segment, gains recognized on derivative transactions within our EAME segment (compared with losses in the prior year period) and negative project cost adjustments recognized in our North America segment in the prior year period. Gross profit in the first six months of 2006 was $132.9 million, or 9.6% of revenue, versus $103.0 million, or 10.0%, for the same period in 2005. Our gross profit percentages vary dependant upon the mix of work being executed.
At June 30, 2006, we had no material outstanding unapproved change orders/claims recognized. Outstanding unapproved change orders/claims recognized, net of reserves as of December 31, 2005 were $48.5 million. The decrease in outstanding unapproved change orders/claims during the three months ended June 30, 2006 is due primarily to a final settlement associated with a completed project in our EAME segment. The settlement did not have a significant effect on our reported results.
Selling and Administrative Expenses—Selling and administrative expenses for the three months ended June 30, 2006 were $29.5 million, or 4.0% of revenue, compared with $28.3 million, or 5.2% of revenue, for the comparable period in 2005. The absolute dollar increase compared with 2005 for the quarter ended June 30, 2006 primarily relates to higher professional fees.
Selling and administrative expenses for the six months ended June 30, 2006 were $68.5 million, or 4.9% of revenue, versus $53.8 million, or 5.2% of revenue, for the comparable period in 2005. The absolute dollar increase compared with 2005 primarily relates to the following factors:
•	Increased incentive program costs, including, pursuant to SFAS No. 123(R), the effect of accelerating stock compensation charges for employees becoming eligible for retirement during the award’s vesting period;

•	Professional fees, including legal fees associated with concluding the Audit Committee inquiry, incremental accounting fees necessary to complete the 2005 annual audit, and fees relating to pending securities class action litigation and proceedings involving the U.S. Federal Trade Commission (the “FTC”);

•	A severance agreement and the effect of accelerating stock compensation charges associated with the departure of former executives; and

•	A retention bonus for an executive.
We adopted SFAS No. 123(R) on January 1, 2006 by applying the modified prospective method. Prior to adoption, we accounted for our share-based compensation awards using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. As of June 30, 2006, there was $11.7 million of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted-average period of 1.5 years. See Note 2 to our condensed consolidated financial statements for more information related to our adoption of SFAS No. 123(R).
Income from Operations—Income from operations for the three and six months ended June 30, 2006 was $43.4 million and $63.6 million, respectively, compared with $25.1 million and $50.2 million for the corresponding 2005 periods. As described above, our second quarter results were favorably impacted by increased revenue volume and gross profit levels, partly offset by higher selling and administrative costs.
Interest Expense and Interest Income—Interest expense for the second quarter 2006 decreased $0.4 million compared to the prior year primarily due to lower interest expense on our senior notes resulting from a scheduled principal installment payment of $25.0 million made in the third quarter of 2005. Interest income for the second quarter 2006 increased $2.7 million compared to the prior year period due to higher short-term investment levels and higher associated yields.
Income Tax Expense—Income tax expense for the three months ended June 30, 2006 and 2005 was $11.3 million, or 25.0% of pre-tax income, and $8.0 million, or 33.5% of pre-tax income, respectively. Income tax expense for the six months ended June 30, 2006 and 2005 was $17.8 million, or 27.0% of pre-tax income, and $16.1 million, or 33.5% of pre-tax income, respectively. The rate decrease for the three and six months ended June 30, 2006 compared with the corresponding periods of 2005 is primarily due to a shift towards more non-U.S. income and increased income in certain low tax rate non-U.S. jurisdictions.

Minority Interest in Income—Minority interest in income for the three months ended June 30, 2006 was $1.3 million compared with $0.9 million for the comparable period in 2005. Minority interest in income for the six months ended June 30, 2006 was $2.1 million versus $1.3 million for the comparable period in 2005. The change compared with 2005 primarily relates to our minority partner’s share of higher operating income for certain contracting entities within our EAME segment.
Liquidity and Capital Resources
At June 30, 2006, cash and cash equivalents totaled $457.3 million.
Operating–During the first six months of 2006, our operations generated $202.7 million of cash flows, as profitability and decreased contracts in progress levels were partially offset by the $17.0 million reclassification of benefits of tax deductions in excess of recognized compensation cost from an operating to a financing cash flow as required by SFAS No. 123(R). The decrease in contracts in progress primarily resulted from advance payments from customers and cash collections on projects within our North America and EAME segments, respectively.
Investing–In the first six months of 2006, we incurred $43.2 million for capital expenditures, including the purchase of a fabrication facility in the United States and project related equipment. Also during the first six months of 2006, we provided $23.0 million of cash collateral to support a bank guarantee issued under a U.K. banking facility, as discussed below. For the full year 2006, capital expenditures are anticipated to be in the $75.0 to $85.0 million range.
We continue to evaluate and selectively pursue opportunities for expansion of our business through acquisition of complementary businesses. These acquisitions, if they arise, may involve the use of cash or may require debt or equity financing.
Financing–Net cash flows utilized in financing activities were $15.3 million. Purchases of treasury stock totaled $29.1 million (1.3 million shares at an average price of $22.68 per share) and included cash payments of $20.7 million for withholding taxes on taxable share distributions, for which we withheld approximately 0.9 million shares, and approximately $8.5 million for the repurchase of 360,700 shares of our stock. These were partly offset by the $17.0 million reclassification of benefits of tax deductions in excess of recognized compensation cost, as discussed above. Uses of cash also included $5.9 million for the payment of dividends. Our annual 2006 dividend is expected to be in the $11.0 to $12.0 million range. On July 15, 2006 we paid the second of three annual installments of $25 million on our senior notes. Cash provided by financing activities included $3.4 million from the issuance of common shares, primarily from the exercise of stock options.
Our primary internal source of liquidity is cash flow generated from operations. Capacity under a revolving credit facility is also available, if necessary, to fund operating or investing activities. We have a five-year $600.0 million, committed and unsecured revolving credit facility, which terminates in May 2010. As of June 30, 2006, no direct borrowings were outstanding under the revolving credit facility, but we had issued $328.3 million of letters of credit and had $271.7 million of available capacity under this facility. The facility contains certain restrictive covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum net worth level, among other restrictions. The facility also places restrictions on us with regard to subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, and mergers and acquisitions, among other restrictions.
We also have various short-term, uncommitted revolving credit facilities across several geographic regions of approximately $556.0 million. These facilities are generally used to provide letters of credit or bank guarantees to customers in the ordinary course of business to support advance payments, as performance guarantees or in lieu of retention on our contracts. At June 30, 2006, we had available capacity of $210.1 million under these uncommitted facilities. In addition to providing letters of credit or bank guarantees, we also issue surety bonds in the ordinary course of business to support our contract performance.
As previously referenced, we issue letters of credit and bank guarantees in the ordinary course of business for performance, advance payments from the customer, or in lieu of retention. As of June 30, 2006, we had provided $23.0 million of cash collateral as support for a bank guarantee issued under a U.K. banking facility. Under the terms of the collateral agreement, the cash will remain restricted until the guarantee has terminated, expired or has been replaced by another bank. We intend to replace or remove the bank guarantee, thereby removing the restriction on our cash.
Our senior notes also contain a number of restrictive covenants, including a maximum leverage ratio and minimum levels of net worth and debt and fixed charge ratios, among other restrictions. The notes also place restrictions on us with regard to investments, other debt, subsidiary indebtedness, sales of assets, liens, nature of business conducted and mergers, among other restrictions.
As of June 30, 2006, the following commitments were in place to support our ordinary course obligations:

	Amounts of Commitments by Expiration Period
(In thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Letters of Credit/Bank Guarantees	$674,180	$291,703	$262,498	$109,954	$10,025
Surety Bonds	312,125	242,123	69,977	25	—

Total Commitments	$986,305	$533,826	$332,475	$109,979	$10,025

Note: Includes $33,878 of letters of credit and surety bonds issued in support of our insurance program.
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
We are a defendant in a number of lawsuits arising in the normal course of business and we have in place appropriate insurance coverage for the type of work that we have performed. As a matter of standard policy, we review our litigation accrual quarterly and as further information is known on pending cases, increases or decreases, as appropriate, may be recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies” (“SFAS No. 5”).
For a discussion of pending litigation, including lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed, matters involving the FTC and securities class action lawsuits against us, see Note 8 to our condensed consolidated financial statements.
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
Other than the commitments to support our ordinary course obligations, as described above, we have no other significant off-balance sheet arrangements.
New Accounting Standards
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). This standard requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Compensation cost will generally be based on the grant-date fair value of the equity or liability instrument issued, and will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) applies to all awards granted for fiscal years beginning after June 15, 2005 to awards modified, repurchased, or cancelled after that date and to the portion of outstanding awards for which the requisite service has not yet been rendered. For share-based awards that accelerate the vesting terms based upon retirement, SFAS No. 123(R) requires compensation cost to be recognized through the date that the employee first becomes eligible for retirement, rather than upon actual retirement, as was previously practiced. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. We adopted SFAS No. 123(R) effective January 1, 2006, by applying the modified prospective method as prescribed under the statement, as described in Note 2 to our condensed consolidated financial statements.
Staff Accounting Bulletin 107 (“SAB 107”) issued in March 2005, which provides guidance on implementing SFAS No. 123(R) impacts our accounting for stock held in trust upon the adoption of SFAS No. 123(R). For share-based payments that could require the employer to redeem the equity instruments for cash, SAB 107 requires the redemption amount to be classified outside of permanent equity (temporary equity). While the stock held in trust contains a put feature back to us, the stock held in trust is presented as a permanent equity in our historical financial statements with an offsetting stock held in trust contra equity account as allowed under existing rules. SAB 107 also requires that if the share-based payments are based on fair value (which is our case), subsequent increases or decreases in the fair value do not impact income applicable to common shareholders but temporary equity should be recorded at fair value with changes in fair value reflected by offsetting impacts recorded directly to retained earnings. As a result, at adoption of SFAS No. 123(R), we recorded $40.3 million as redeemable common stock with an offsetting decrease to additional paid-in capital to reflect the fair value of share-based payments that could require cash funding by us. As of June 30, 2006, the fair value of the redeemable common stock was $38.2 million. Movements in the fair value of the redeemable common stock are recorded to retained earnings. There is no effect on our earnings per share calculation.
In October 2005, the FASB issued FASB Staff Position (“FSP”) FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FAS 123(R)”, which provides guidance on the application of grant date as defined in SFAS No. 123(R). In accordance with this standard, a grant date of an award exists if (1 the award is a unilateral grant and (2 the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. We adopted this pronouncement effective January 1, 2006 and determined that it did not have a significant impact on our financial statements.
In November 2005, the FASB issued FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). FSP 123(R)-3 provides an elective alternative method that establishes a computational component to arrive at the beginning balance of the additional paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact of the additional paid-in capital pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123(R). Our election must be made no later than January 1, 2007. We are currently evaluating this transition method.

In February 2006, the FASB issued FSP FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” This FSP requires an entity to classify employee stock options and similar instruments with contingent cash settlement features as equity awards under SFAS No. 123(R), provided that: (1 the contingent event that permits or requires cash settlement is not considered probable of occurring, (2 the contingent event is not within the control of the employee, and (3 the award includes no other features that would require liability classification. We adopted this pronouncement effective in the second quarter of 2006 and determined that it did not have a material effect on our consolidated financial position, results of operations or cash flows.
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
In October 2005, the FASB issued FSP No. 13-1, “Accounting for Rental Costs Incurred During a Construction Period” (“FSP 13-1”). Generally, this FSP requires companies to expense rental costs incurred during a construction period. FSP 13-1 is effective for fiscal years beginning after December 15, 2005. We adopted the new pronouncement effective January 1, 2006, and anticipate that the effect of applying FSP 13-1 will result in the acceleration of rental expense of approximately $2.4 million from future rental term periods into fiscal year 2006.
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the consolidated balance sheets prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are currently evaluating the effect , if any, that the adoption of FIN 48 will have on our consolidated financial position, results of operations and cash flow.
Critical Accounting Estimates
The discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Our management has discussed the development and selection of our critical accounting estimates with the Audit Committee of our Supervisory Board of Directors. Actual results may differ from these estimates under different assumptions or conditions.

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
Contract revenue reflects the original contract price adjusted for approved change orders and estimated minimum recoveries of unapproved change orders and claims. We recognize unapproved change orders and claims to the extent that related costs have been incurred when it is probable that they will result in additional contract revenue and their value can be reliably estimated. At June 30, 2006, we had no material outstanding unapproved change orders/claims recognized. Outstanding unapproved change orders/claims recognized, net of reserves, as of December 31, 2005 were $48.5 million. The decrease in outstanding unapproved change orders/claims during the three months ended June 30, 2006 is due primarily to a final settlement associated with a completed project in our EAME segment. The settlement did not have a significant effect on our reported results.
Losses expected to be incurred on contracts in progress are charged to earnings in the period such losses are known. In the three and six month periods ended June 30, 2006, there were no material charges to earnings associated with provisions for additional costs associated with contracts projected to be in a significant loss position at June 30, 2006. Charges to earnings in the comparable periods of 2005 were $4.2 and $6.6 million, respectively.
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
Financial Instruments—Although we do not engage in currency speculation, we periodically use forward contracts to mitigate certain operating exposures, as well as hedge intercompany loans utilized to finance non-U.S. subsidiaries. Forward contracts utilized to mitigate operating exposures are generally designated as “cash flow hedges” under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Therefore, gains and losses associated with marking highly effective instruments to market are included in accumulated other comprehensive loss on the condensed consolidated balance sheets, while the gains and losses associated with instruments deemed ineffective during the period have been recognized within cost of revenue in the condensed consolidated statements of income. Additionally, gains or losses on forward contracts to hedge intercompany loans are included within cost of revenue in the condensed consolidated statements of income. Our other financial instruments are not significant.
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
Recoverability of Goodwill and Other Intangibles—Effective January 1, 2002, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) which states that goodwill and indefinite-lived intangible assets are no longer to be amortized but are to be reviewed annually for impairment. The goodwill impairment analysis required under SFAS No. 142 requires us to allocate goodwill to our reporting units, compare the fair value of each reporting unit with our carrying amount, including goodwill, and then, if necessary, record a goodwill impairment charge in an amount equal to the excess, if any, of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. The primary method we employ to estimate these fair values is the discounted cash flow method. This methodology is based, to a large extent, on assumptions about future events which may or may not occur as anticipated, and such deviations could have a significant impact on the estimated fair values calculated. These assumptions include, but are not limited to, estimates of future growth rates, discount rates and terminal values of reporting units. Our goodwill balance at June 30, 2006 was $230.0 million. We evaluate our other intangible assets for recovery on at least an annual basis, or if indicators of impairment exist utilizing a discounted cash flow method. At June 30, 2006, our other intangible asset balance was $26.6 million.
Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements. You should read carefully any statements containing the words “expect,” “believe,” “anticipate,” “project,” “estimate,” “predict,” “intend,” “should,” “could,” “may,” “might,” or similar expressions or the negative of any of these terms.
Forward-looking statements involve known and unknown risks and uncertainties. In addition to the material risks described in “Item 1A. Risk Factors,” as set forth in our Form 10-K for the year ended December 31, 2005 filed with the SEC, that may cause our actual results, performance or achievements to be materially different from those expressed or implied by any forward-looking statements, the following factors could also cause our results to differ from such statements:
•	our ability to realize cost savings from our expected execution performance of contracts;

•	the uncertain timing and the funding of new contract awards, and project cancellations and operating risks;

•	cost overruns on fixed price, target price or similar contracts;

•	risks associated with percentage-of-completion accounting;

•	our ability to settle or negotiate unapproved change orders and claims;

•	changes in the costs or availability of, or delivery schedule for, components, materials, labor or subcontractors;

•	weather conditions that may affect our performance and timeliness of completion, which could lead to increased costs and adversely affect the costs or availability of, or delivery schedule for, components, materials, labor or subcontractors;

•	increased competition;

•	fluctuating revenue resulting from a number of factors, including the cyclical nature of the individual markets in which our customers operate;

•	lower than expected activity in the hydrocarbon industry, demand from which is the largest component of our revenue;

•	lower than expected growth in our primary end markets, including but not limited to LNG and clean fuels;

•	risks inherent in our acquisition strategy and our ability to obtain financing for proposed acquisitions;

•	our ability to integrate and successfully operate acquired businesses and the risks associated with those businesses;

•	adverse outcomes of pending claims or litigation or the possibility of new claims or litigation, including, but not limited to, pending securities class action litigation, and the potential effect on our business, financial condition and results of operations;

•	the ultimate outcome or effect of the pending FTC order on our business, financial condition and results of operations;

•	two previously identified material weaknesses in our internal control over financial reporting that could adversely affect our ability to report our financial condition and results of operations accurately and on a timely basis;

•	lack of necessary liquidity to finance expenditures prior to the receipt of payment for the performance of contracts and to provide bid and performance bonds and letters of credit securing our obligations under our bids and contracts;

•	proposed and actual revisions to U.S. and non-U.S. tax laws, and interpretation of said laws, and U.S. tax treaties with non-U.S. countries (including the Netherlands), that seek to increase income taxes payable;

•	political and economic conditions including, but not limited to, war, conflict or civil or economic unrest in countries in which we operate; and

•	a downturn or disruption in the economy in general.
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
Another form of foreign currency exposure relates to our non-U.S. subsidiaries’ normal contracting activities. We generally try to limit our exposure to foreign currency fluctuations in most of our engineering, procurement and construction contracts through provisions that require customer payments in U.S. dollars or other currencies corresponding to the currency in which costs are incurred. As a result, we generally do not need to hedge foreign currency cash flows for contract work performed. However, where construction contracts do not contain foreign currency provisions, we generally use forward exchange contracts to hedge foreign currency exposure of forecasted transactions and firm commitments. The gains and losses on these contracts are intended to offset changes in the value of the related exposures. We exclude from our hedge assessment analysis the time value component of the fair value of our derivative positions. This time value component is recognized as ineffectiveness within cost of revenue in the condensed consolidated statement of income. Additionally, certain of these hedges became ineffective during the year as it became probable that their underlying forecasted transaction would not occur within their originally specified periods of time. The gain associated with these instruments’ change in fair value totaled $2.3 million and has been recognized within cost of revenue in the 2006 condensed consolidated statement of income. The total unrealized fair value gain associated with our hedges for the six months ended June 30, 2006 was $1.2 million. As of June 30, 2006, the notional amount of cash flow hedge contracts outstanding was $210.8 million, and the total notional amount exceeded the total present value of these contracts by approximately $3.7 million. The terms of these contracts extend up to two years.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures— Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are controls and other procedures that are designed to provide reasonable assurance that the information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure.
In connection with the preparation of this Form 10-Q, our management, with the participation of our CEO and our CFO, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. In making this evaluation, our management considered the material weaknesses identified in 2005, as discussed below and based on the status of remediation efforts, our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2006.
In light of the material weaknesses described below, we delayed filing our third quarter and annual audited 2005 as well as our first quarter 2006 financial statements and performed additional analyses and other procedures to determine that our condensed consolidated financial statements included in these filings were prepared in accordance with U.S. GAAP. These additional analysis procedures were also performed in preparation of this Form 10-Q. These measures included, among other things, an extensive review of certain of our existing contracts to ensure proper reporting of financial performance. As a result of these and other expanded procedures, we concluded that the condensed consolidated financial statements included in this Form 10-Q have been presented in conformity with U.S. GAAP applicable to interim financial information.
Changes in Internal Controls—Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.
Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our financial statements.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting for the year ended December 31, 2005. Our evaluation was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management was not able to conclude that the following two material weaknesses reported in our Form 10-K for the year ended December 31, 2005 had been fully remediated as of June 30, 2006. Accordingly, we were not able to conclude that our internal control over financial reporting was effective as of June 30, 2006.
1.	Control Environment — An entity level material weakness existed related to the control environment component of internal control over financial reporting. The ineffective control environment related to management communication and actions that, in certain instances, overly emphasized meeting earnings targets resulting in or contributing to the lack of adherence to existing internal control procedures and U.S. GAAP. Additionally, we did not provide adequate support and resources at appropriate levels to prevent and detect lack of compliance with our existing policies and procedures. This material weakness could affect our ability to provide accurate financial information and it specifically resulted in certain adjustments to the draft financial statements for the third quarter of 2005.

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
Included in our system of internal control are written policies, an organizational structure providing division of responsibilities, the selection and training of qualified personnel and a program of financial and operations reviews by our professional staff of corporate auditors. There were no changes in our internal controls over financial reporting that occurred during the three-month period ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, during the three month period ended June 30, 2006, and continuing through the date of this filing, we evaluated and where necessary adjusted, and in some instances, implemented, compensating internal controls and will continue to monitor and where required remediate controls in an ongoing process to strengthen and improve our internal control over financial reporting as well as the level of assurance regarding the accuracy of our financial information. We are progressing in the implementation of the following steps to enhance reasonable assurance of achieving our desired control objectives:
Control Environment
•	Separate the functions of procurement and project controls from operations in a new organizational structure with an independent reporting line.

•	Reiterate the necessity to provide continuing education of risks and responsibilities required of a public company for executive and business unit management.

•	Increase the visibility, role and involvement of the compliance program and related processes.

•	Emphasize compliance with applicable policies and internal controls through management training and accountability at all levels.

•	Install new upper and mid-level managers with demonstrated commitment to encouraging independent and thorough analysis of project cost and claim estimation.

•	Separate the positions of CEO and Chairman of the Supervisory Board.
Project Accounting
•	Assign responsibility to a project controls function to proactively document, expedite and communicate the activities and outcomes of the project change management process.

•	Assign responsibility to a project controls function to proactively review, analyze and forecast project costs independently from operations.

•	Enhance operational and financial review process, at the business unit level, for all projects worldwide.

•	Reiterate to all financial controllers the requirements of Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”).

•	Emphasize need to monitor compliance with policies and internal controls through internal audit and financial compliance function, periodic reviews and audits.

•	Develop company or corporate level controls to monitor significant projects on a periodic basis.
Management recognizes that many of the enhancements require continual monitoring and evaluation for effectiveness, which will depend on maintaining a strong internal audit and financial compliance function. The development of these actions has been an evolving and iterative process and will continue as we evaluate our internal controls over financial reporting.
Management reviews progress on these activities on a consistent and ongoing basis at the CEO and CFO level, across the senior management team and in conjunction with our Audit Committee and Supervisory Board. We also have taken additional steps to elevate Company awareness and develop communications of these important issues through formal channels such as Company meetings, departmental meetings and training.

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

Securities Class Action—A class action shareholder lawsuit was filed on February 17, 2006 against us, Gerald M. Glenn, Robert B. Jordan, and Richard E. Goodrich in the United States District Court for the Southern District of New York entitled Welmon v. Chicago Bridge & Iron Co. NV, et al. (No. 06 CV 1283). The complaint was filed on behalf of a purported class consisting of all those who purchased or otherwise acquired our securities from March 9, 2005 through February 3, 2006 and were damaged thereby.
The action asserts claims under the U.S. securities laws and alleges, among other things, that we materially overstated our financial results during the class period by misapplying percentage-of-completion accounting and did not follow our publicly stated revenue recognition policies.
Since the initial lawsuit, other suits containing substantially similar allegations and with similar, but not exactly the same, class periods were filed.
On July 5, 2006, a single Consolidated Amended Complaint was filed in the Welmon action in the Southern District of New York consolidating all previously filed actions. We and the individual defendants plan to file a motion to dismiss the Complaint, which is currently scheduled to be heard by the Court in October 2006 after briefing is completed. Although we believe that we have meritorious defenses to the claims made in the above action and intend to contest it vigorously, an adverse resolution of the action could have a material adverse effect on our financial position and results of operations in the period in which the lawsuit is resolved.
Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. As of June 30, 2006, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 2,972 plaintiffs, and of those claims, approximately 387 claims were pending and 2,585 have been closed through dismissals or settlements. As of June 30, 2006, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount per claim of approximately one thousand dollars. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. We review each case on its own merits and make accruals based on the probability of loss and our ability to estimate the amount of liability and related expenses, if any. We do not currently believe that any unresolved asserted claims will have a material adverse effect on our future results of operations or financial position and at June 30, 2006 we had accrued $0.9 million for liability and related expenses. We are unable to quantify estimated recoveries for recognized and unrecognized contingent losses, if any, that may be expected to be recoverable through insurance, indemnification arrangements or other sources because of the variability in the coverage amounts, deductibles, limitations and viability of carriers with respect to our insurance policies for the years in question.
Other—We were served with subpoenas for documents on August 15, 2005 and January 24, 2006 by the Securities and Exchange Commission in connection with its investigation titled “In the Matter of Halliburton Company, File No. HO-9968,” relating to an LNG construction project on Bonny Island, Nigeria, where we served as one of several subcontractors to a Halliburton affiliate. We are cooperating fully with such investigation.
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
Item 1A. Risk Factors
     No changes from our Form 10-K filed on May 31, 2006, except that the description of the securities class action litigation set forth in the first risk factor in our Form 10-K is hereby superseded and updated by the description of such litigation set forth above in this quarterly report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities(3)

			c) Total Number of	d) Maximum Number of
			Shares Purchased as	Shares that May Yet Be
	a) Total Number of Shares	b) Average Price Paid	Part of Publicly	Purchased Under the
Period (1)	Purchased	per Share	Announced Plan	Plan (2)
June 2006	360,700	$23.4431	552,200	9,147,800
(6/1/06-6/27/06)

Total	360,700	$23.4431	552,200	9,147,800

(1)	On June 1, 2006, we announced the resumption and extension through January 28, 2008 of our existing stock repurchase program, which was originally initiated on May 16, 2005.

(2)	Under the existing stock repurchase program, the approved amount of the repurchase totals up to 10% of our issued share capital (or over 9,700,000 shares).

(3)	Table does not include shares withheld for tax purposes or forfeitures under our equity plans.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
The Annual General Meeting of Shareholders of Chicago Bridge & Iron Company N.V. was held on July 28, 2006. The following matters were voted upon and adopted at the meeting:
(i)	Reappointment of L. Richard Flury and Vincent L. Kontny and appointment of Philip K. Asherman as members of the Supervisory Board to serve until the Annual General Meeting of Shareholders in 2009 and until their successors have been duly appointed.

	First Nominee	Second Nominee
First Position	L. Richard Flury	David P. Bordages
For	50,842,565	6,073,896

	First Nominee	Second Nominee
Second Position	Vincent L. Kontny	Samuel C. Leventry
For	52,003,702	3,572,289

	First Nominee	Second Nominee
Third Position	Philip K. Asherman	Luciano Reyes
For	53,454,677	3,480,044
(ii)	Appointment of Chicago Bridge & Iron Company B.V. as a member of the Management Board to serve until the Annual General Meeting of Shareholders in 2010 and until its successor has been duly appointed.

	First Nominee	Second Nominee
	Chicago Bridge & Iron	Lealand Finance
First Position	Company B.V.	Company B.V.
For	22,864,784	4,229,899
(iii)	The authorization to prepare the annual accounts and the annual report in the English language and to adopt the Dutch Statutory Annual Accounts of the Company for the fiscal year ended December 31, 2005.

For	53,906,401
Against	34,262
Abstain	1,510,593
(iv)	The discharge of members of the Management Board from liability in respect of the exercise of their duties during the fiscal year ended December 31, 2005.

For	48,153,224
Against	4,983,964
Abstain	2,314,068
(v)	The discharge of members of the Supervisory Board from liability in respect of the exercise of their duties during the fiscal year ended December 31, 2005.

For	48,130,195
Against	5,012,273
Abstain	2,308,788
(vi)	The approval of the distribution from profits for the year ended December 31, 2005 in the amount of US $0.12 per share previously paid as interim dividends.

For	54,233,906
Against	25,640
Abstain	1,191,710

(vii)	The approval of the compensation of the non-executive chairman of the Supervisory Board to include an increase in the annual retainer from $30,000 to $90,000.

For	52,099,261
Against	2,994,054
Abstain	357,941
(viii)	The approval to extend the authority of the Management Board, acting with the approval of the Supervisory Board, to repurchase up to 10% of the issued share capital of the Company until January 28, 2008 on the open market, through privately negotiated transactions or in one or more self tender offers for a price per share not less than the nominal value of a share and not higher than 110% of the most recently available (as of the time of repurchase) price of a share on any securities exchange where the Company’s shares are traded.

For	55,056,013
Against	74,634
Abstain	320,509
(ix)	The approval to extend the authority of the Supervisory Board to issue and/or grant rights (including options to subscribe) on shares of the Company and to limit and exclude pre-emption rights until July 28, 2011.

For	51,363,891
Against	3,755,608
Abstain	331,757
(x)	To ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm.

For	55,149,622
Against	265,622
Abstain	36,012
Item 5. Other Information
     None.
Item 6. Exhibits
     (a) Exhibits
10.1(2)	Chicago Bridge & Iron Savings Plan as amended and restated as of January 1, 1997 and including the First, Second, Third, Fourth, Fifth, Sixth and Seventh Amendments
(a)(1)	Eighth Amendment to the Chicago Bridge & Iron Savings Plan

31.1(1)	Certification Pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification Pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith

(2)	Incorporated by reference from the Company’s 2004 Form 10-K dated March 11, 2005

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chicago Bridge & Iron Company N.V.
By: Chicago Bridge & Iron Company B.V.
Its: Managing Director

/s/ RONALD A. BALLSCHMIEDE

Ronald A. Ballschmiede
Managing Director
(Principal Financial Officer)
Date: August 9, 2006

INDEX TO EXHIBITS
10.1(2)	Chicago Bridge & Iron Savings Plan as amended and restated as of January 1, 1997 and including the First, Second, Third, Fourth, Fifth, Sixth and Seventh Amendments
(a)(1)	Eighth Amendment to the Chicago Bridge & Iron Savings Plan
31.1(1)	Certification Pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification Pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith

(2)	Incorporated by reference from the Company’s 2004 Form 10-K dated March 11, 2005