Form 10-Q
period 2006-09-30
CHICAGO BRIDGE & IRON CO N V
filed 2006-11-09
CIK 1027884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes     ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☑ No
     The number of shares outstanding of the registrant’s common stock as of October 31, 2006 – 97,258,009.

CHICAGO BRIDGE & IRON COMPANY N.V.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenue	$860,983	$555,337	$2,251,766	$1,582,895
Cost of revenue	784,639	569,032	2,042,504	1,493,573

Gross profit (loss)	76,344	(13,695)	209,262	89,322
Selling and administrative expenses	34,136	22,739	102,618	76,518
Intangibles amortization	133	385	1,444	1,157
Other operating loss (income), net	175	(601)	(259)	(2,334)

Income (loss) from operations	41,900	(36,218)	105,459	13,981
Interest expense	(1,269)	(1,781)	(5,982)	(6,694)
Interest income	5,717	1,589	12,705	4,393

Income (loss) before taxes and minority interest	46,348	(36,410)	112,182	11,680
Income tax (expense) benefit	(11,953)	5,870	(29,728)	(10,251)

Income (loss) before minority interest	34,395	(30,540)	82,454	1,429
Minority interest in income	(1,963)	(1,340)	(4,068)	(2,614)

Net income (loss)	$32,432	$(31,880)	$78,386	$(1,185)

Net income (loss) per share:
Basic	$0.34	$(0.33)	$0.81	$(0.01)
Diluted	$0.33	$(0.33)	$0.79	$(0.01)
Weighted average shares outstanding:
Basic	96,581	97,754	97,059	97,496
Diluted	98,325	97,754	98,849	97,496
Dividends on shares:
Amount	$2,909	$2,943	$8,762	$8,792
Per share	$0.03	$0.03	$0.09	$0.09
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2006	2005

	(Unaudited)

Assets
Cash and cash equivalents	$630,386	$333,990
Accounts receivable, net of allowance for doubtful accounts of $872 in 2006 and $2,300 in 2005	509,383	379,044
Contracts in progress with costs and estimated earnings exceeding related progress billings	103,972	157,096
Deferred income taxes	29,057	27,770
Other current assets	89,838	52,703

Total current assets	1,362,636	950,603

Property and equipment, net	180,168	137,718
Non-current contract retentions	17,880	10,414
Goodwill	229,610	230,126
Other intangibles	26,421	27,865
Other non-current assets	19,828	21,093

Total assets	$1,836,543	$1,377,819

Liabilities

Notes payable	$1,341	$2,415
Current maturity of long-term debt	25,000	25,000
Accounts payable	389,589	259,365
Accrued liabilities	160,039	123,801
Contracts in progress with progress billings exceeding related costs and estimated earnings	597,363	346,122
Income taxes payable	—	1,940

Total current liabilities	1,173,332	758,643

Long-term debt	—	25,000
Other non-current liabilities	101,435	100,811
Deferred income taxes	8,124	2,989
Minority interest in subsidiaries	7,958	6,708

Total liabilities	1,290,849	894,151

Redeemable Common Stock (1,583,820 shares)	38,107	—

Shareholders’ Equity

Common stock, Euro .01 par value; shares authorized: 250,000,000 in 2006 and 2005; shares issued: 98,961,460 in 2006 and 98,466,426 in 2005; shares outstanding: 96,970,139 in 2006 and 98,133,416 in 2005	1,152	1,146
Additional paid-in capital	319,935	334,620
Retained earnings	260,241	188,400
Stock held in Trust	(15,099)	(15,464)
Treasury stock, at cost; 1,991,321 shares in 2006 and 333,010 shares in 2005	(47,031)	(6,448)
Accumulated other comprehensive loss	(11,611)	(18,586)

Total shareholders’ equity	507,587	483,668

Total liabilities, redeemable common stock and shareholders’ equity	$1,836,543	$1,377,819

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
 (Unaudited)

	Nine Months Ended
	September 30,
	2006	2005

Cash Flows from Operating Activities

Net income (loss)	$78,386	$(1,185)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,245	13,340
Long-term incentive plan amortization	13,028	2,437
(Gain) loss on foreign currency hedge ineffectiveness	(316)	2,715
Gain on sale of property and equipment	(259)	(2,334)
Excess tax benefits from share-based compensation	(17,382)	—
Change in operating assets and liabilities (see below)	320,852	34,907

Net cash provided by operating activities	414,554	49,880

Cash Flows from Investing Activities

Cost of business acquisitions, net of cash acquired	—	(1,828)
Capital expenditures	(60,690)	(26,066)
Proceeds from sale of property and equipment	2,266	3,860

Net cash used in investing activities	(58,424)	(24,034)

Cash Flows from Financing Activities

Decrease in notes payable	(1,074)	(2,892)
Repayment of private placement debt	(25,000)	(25,000)
Purchase of treasury stock	(50,514)	(4,956)
Issuance of common stock	4,945	8,554
Issuance of treasury stock	380	—
Dividends paid	(5,853)	(8,792)
Excess tax benefits from share-based compensation	17,382	—
Other	—	(1,573)

Net cash used in financing activities	(59,734)	(34,659)

Increase (decrease) in cash and cash equivalents	296,396	(8,813)
Cash and cash equivalents, beginning of the year	333,990	236,390

Cash and cash equivalents, end of the period	$630,386	$227,577

Change in Operating Assets and Liabilities

Increase in receivables, net	$(130,339)	$(115,252)
Decrease in contracts in progress, net	304,365	100,772
Increase in non-current contract retentions	(7,466)	(1,789)
Increase in accounts payable	130,224	24,489
Increase in other current assets	(23,277)	(9,526)
Increase in income taxes payable and deferred income taxes	6,779	613
Increase in accrued and other non-current liabilities	36,657	29,752
Decrease in other	3,909	5,848

Total	$320,852	$34,907

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(in thousands, except per share data)
(Unaudited)
1. Significant Accounting Policies
Basis of Presentation—The accompanying unaudited condensed consolidated financial statements for Chicago Bridge & Iron Company N.V. (“CB&I” or the “Company”) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, our unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our financial position as of September 30, 2006, our results of operations for each of the three-month and nine-month periods ended September 30, 2006 and 2005, and our cash flows for each of the nine-month periods ended September 30, 2006 and 2005. The condensed consolidated balance sheet at December 31, 2005 is derived from the December 31, 2005 audited consolidated financial statements. Although management believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations and cash flows for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2005.
Revenue Recognition—Revenue is primarily recognized using the percentage-of-completion method. A significant portion of our work is performed on a fixed-price or lump-sum basis. The balance of our work is performed on variations of cost reimbursable and target price approaches. Contract revenue is accrued based on the percentage that actual costs-to-date bear to total estimated costs. We utilize this cost-to-cost approach as we believe this method is less subjective than relying on assessments of physical progress. We follow the guidance of the Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” for accounting policies relating to our use of the percentage-of-completion method, estimating costs, revenue recognition and unapproved change order/claim recognition. Under the cost-to-cost approach, while the most widely recognized method used for percentage-of-completion accounting, the use of estimated cost to complete each contract is a significant variable in the process of determining income earned and is a significant factor in the accounting for contracts. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates.
Contract revenue reflects the original contract price adjusted for approved change orders and estimated minimum recoveries of unapproved change orders and claims. We recognize unapproved change orders and claims to the extent that related costs have been incurred when it is probable that they will result in additional contract revenue and their value can be reliably estimated. At September 30, 2006, we had no material outstanding unapproved change orders/claims recognized. Outstanding unapproved change orders/claims recognized, net of reserves, as of December 31, 2005, were $48,520. The decrease in outstanding unapproved change orders/claims is due primarily to a final settlement associated with a completed project in our Europe, Africa, Middle East (“EAME”) segment during the second quarter of 2006. The settlement did not have a significant effect on our reported results.
Losses expected to be incurred on contracts in progress are charged to earnings in the period such losses are known. In the three-month and nine-month periods ended September 30, 2006, there were no material provisions for additional costs associated with contracts projected to be in a significant loss position at September 30, 2006. Charges to earnings in the comparable periods of 2005 were $45,830 and $52,399.

Cost and estimated earnings to date in excess of progress billings on contracts in process represent the cumulative revenue recognized less the cumulative billings to the customer. Any billed revenue that has not been collected is reported as accounts receivable. Unbilled revenue is reported as contracts in progress with costs and estimated earnings exceeding related progress billings on the condensed consolidated balance sheets. The timing of when we bill our customers is generally contingent on completion of certain phases of the work as stipulated in the contract. Progress billings in accounts receivable at September 30, 2006 and December 31, 2005 include retentions totaling $61,681 and $57,541, respectively, to be collected within one year. Contract retentions collectible beyond one year are included in non-current contract retentions on the condensed consolidated balance sheets. Cost of revenue includes direct contract costs such as material and construction labor, and indirect costs which are attributable to contract activity.
As discussed under “Item 4. Controls and Procedures” of this Form 10-Q, as of December 31, 2005, management identified certain control deficiencies in our internal controls relating to project accounting, and as a result, concluded that these deficiencies constituted a material weakness in our internal control over financial reporting. In light of this material weakness, we implemented processes and performed additional analyses and other procedures designed to ensure that the financial statements were prepared in accordance with U.S. GAAP (see “Item 4. Controls and Procedures”). These additional analyses and procedures were also performed in preparation of this Form 10-Q.
Foreign Currency—The nature of our business activities involves the management of various financial and market risks, including those related to changes in currency exchange rates. The effects of translating financial statements of foreign operations into our reporting currency are recognized in shareholders’ equity in accumulated other comprehensive income/loss as cumulative translation adjustment, net of tax, which includes tax credits associated with the translation adjustment. Foreign currency exchange gains/losses are included as a cost of revenue in the condensed consolidated statements of income. The gains/losses for the nine months ended September 30, 2006 and September 30, 2005 were primarily attributable to the mark-to-market of forward points that are deemed to be inherently ineffective on hedging instruments utilized to offset foreign currency exposure, and hedges where it became probable that their underlying forecasted transactions would not occur within their originally specified periods of time. The mark-to-market of hedges deemed to be effective are included in other comprehensive income in our condensed consolidated balance sheets. Other foreign exchange gain/loss amounts pertain to foreign currency exchange transactional gains and losses.
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
Staff Accounting Bulletin (“SAB”) 107 (“SAB 107”) issued in March 2005, which provides guidance on implementing SFAS No. 123(R), impacts our accounting for stock held in trust upon the adoption of SFAS No. 123(R). For share-based payments that could require the employer to redeem the equity instruments for cash, SAB 107 requires the redemption amount to be classified outside of permanent equity (temporary equity). While the stock held in trust contains a put feature back to us, the stock held in trust is presented as permanent equity in our historical financial statements with an offsetting stock held in trust contra equity account as allowed under existing rules. SAB 107 also requires that if the share-based payments are based on fair value (which is our case), subsequent increases or decreases in the fair value do not impact income applicable to common shareholders, but temporary equity should be recorded at fair value with changes in fair value reflected by offsetting impacts recorded directly to retained earnings. As a result, at adoption of SFAS No. 123(R), we recorded $40,324 as redeemable common stock with an offsetting decrease to additional paid-in capital to reflect the fair value of share-based payments that could require cash funding by us. As of September 30, 2006, the fair value of the redeemable common stock was $38,107. Movements in the fair value of the redeemable common stock are recorded to retained earnings. There is no effect on our earnings per share calculation.
In October 2005, the FASB issued FASB Staff Position (“FSP”) FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FAS 123(R)”, which provides guidance on the application of grant date as defined in SFAS No. 123(R). In accordance with this standard, a grant date of an award exists if (1) the award is a unilateral grant and (2) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. We adopted this pronouncement effective January 1, 2006 and determined that it did not have a significant impact on our financial statements.
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the effect, if any, that the adoption of this standard will have on our consolidated financial position and results of operations.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer to (1) recognize in its statement of financial position the funded status of a benefit plan (other than a multiemployer plan) measured as the difference between the fair value of plan assets and the benefit obligation and to recognize changes in that funded status in the year in which the changes occur through comprehensive income, (2) recognize, in comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employer’s Accounting for Pensions” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” (3) measure defined benefit plan assets and obligations as of the date of the employer’s statement of financial position and (4) disclose additional information in the notes to the financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. The requirements of SFAS No. 158 are to be applied prospectively upon adoption. For publicly traded companies, the requirements to recognize the funded status of a defined benefit postretirement plan and provide related disclosures are effective for fiscal years ending after December 15, 2006, while the requirement to measure plan assets and benefit obligations as of the date of the employer’s statement of financial position is effective for fiscal years ending after December 15, 2008. We are currently evaluating the effect that the adoption of this standard will have on our consolidated financial position and results of operations.
Per Share Computations—Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of dilutive securities, consisting of employee stock options, restricted shares, performance shares (where performance criteria have been met) and directors’ deferred fee shares.
The following schedule reconciles the income and shares utilized in the basic and diluted EPS computations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income (loss)	$32,432	$(31,880)	$78,386	$(1,185)

Weighted average shares outstanding — basic	96,581	97,754	97,059	97,496
Effect of stock options/restricted shares/performance shares (1)	1,682	—	1,701	—
Effect of directors’ deferred fee shares (1)	62	—	89	—

Weighted average shares outstanding — diluted	98,325	97,754	98,849	97,496

Net income (loss) per share

Basic	$0.34	$(0.33)	$0.81	$(0.01)
Diluted (1)	$0.33	$(0.33)	$0.79	$(0.01)

(1)	The effect of stock options, restricted stock and performance share units, and directors’ deferred fee shares were not included in the calculation of diluted earnings per share for the 2005 periods as they were antidilutive due to the net loss for the three and nine months ended September 30, 2005.
2. Stock Plans
We have various types of stock-based compensation plans. These plans are administered by the Organization and Compensation Committee of our Board of Supervisory Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions, performance measures, and other provisions of the award. See note 12 of our Consolidated Financial Statements in our 2005 Form 10-K for additional information related to these stock-based compensation plans. At September 30, 2006, shares available for future stock option, restricted share or performance share grants to employees and directors under existing plans were 2,453,534.
Effective January 1, 2006, we adopted SFAS No. 123(R) utilizing the modified prospective transition method. Prior to the adoption of SFAS No. 123(R), we accounted for stock option grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) (the intrinsic value method), and accordingly, recognized no compensation expense for stock option grants.
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
As a result of adopting SFAS No. 123(R) on January 1, 2006, our income before taxes, net income and basic and diluted earnings per share for the nine months ended September 30, 2006 were $3,087, $2,269 and $0.02 lower, respectively, than if we had continued to account for stock-based compensation under APB No. 25. This difference is primarily the result of SFAS No. 123(R) requiring the effect of accelerating stock compensation charges for employees becoming eligible for retirement during the award’s vesting period, partially offset by recognizing compensation expense for performance-based awards based upon a grant date fair value rather than a current fair value as was previously done under the provisions of APB No. 25. As of September 30, 2006, there was $9,308 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted-average period of 1.4 years. During the nine months ended September 30, 2006 and 2005, we recognized $13,028 and $2,437, respectively, of share-based compensation as selling and administrative expense in the accompanying condensed consolidated statements of income. Upon adoption of SFAS No. 123(R), we recorded an immaterial cumulative effect from changing our policy from recognizing forfeitures as they occur to a policy of recognizing expense based on our expectation of the awards that will vest over the requisite service period of the awards.
We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options are sold over the exercise prices of the options. In addition, we receive a tax deduction upon the vesting of restricted stock and performance shares for the price of the award at the date of vesting. Prior to adoption of SFAS No. 123(R), we reported these tax benefits as operating cash flows in our condensed consolidated statement of cash flows. In accordance with SFAS No. 123(R), we revised our condensed consolidated statement of cash flows presentation to report the benefits of tax deductions for share-based compensation in excess of recognized compensation cost as financing cash flows effective January 1, 2006. For the nine months ended September 30, 2006, $17,382 of tax benefit was reported as a financing cash flow rather than an operating cash flow.
The following table illustrates the effect on operating results and per share information had we accounted for stock-based compensation in accordance with SFAS No. 123 for the three and nine months ended September 30, 2005:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net loss:
As reported	$(31,880)	$(1,185)
Add: Stock-based employee compensation reported in net loss, net of taxes	(2,506)	1,474
Deduct: Stock-based employee compensation under the fair value method for all awards, net of taxes	611	(2,898)

Pro forma	$(33,775)	$(2,609)

Basic net loss per share:
As reported	$(0.33)	$(0.01)

Pro forma	$(0.35)	$(0.03)

Diluted net loss per share:
As reported	$(0.33)	$(0.01)

Pro forma	$(0.35)	$(0.03)

Stock Options—Stock options are generally granted at the fair market value on the date of grant and expire after 10 years. Options granted to executive officers and other key employees typically vest over a three- to four-year period, while options granted to Supervisory Directors vest over a one-year period. The share-based expense for these awards was determined based on the calculated Black-Scholes fair value of the stock option at the date of grant applied to the total number of options that were anticipated to fully vest. Net cash proceeds from the exercise of stock options were $1,896 for the nine months ended September 30, 2006. The actual income tax benefit realized from stock option exercises is $1,779 for the same period. The following table represents stock option activity for the nine months ended September 30, 2006:

			Weighted Average
	Number of	Weighted Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Life (in Years)	Value

Outstanding options at beginning of year	3,207,433	$6.80
Granted	38,130	$24.74
Forfeited	107,161	$8.06
Exercised	308,472	$6.15		$5,990

Outstanding options at end of period	2,829,930	$7.07	4.9	$48,088
Exercisable options at end of period	2,296,262	$6.02	4.5	$41,430

Using the Black-Scholes option-pricing model, the fair value of each option grant is estimated on the date of grant based on the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Risk-free interest rate	5.11%	3.96%	4.72%	4.13%
Expected dividend yield	0.50%	0.53%	0.48%	0.53%
Expected volatility	43.09%	44.57%	42.69%	44.82%
Expected life in years	6	6	6	6
Weighted-average, grant-date fair value	$11.38	$10.53	$11.44	$10.57

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
During the nine months ended September 30, 2006, 473,531 restricted shares (including 30,800 directors’ shares subject to restrictions) were granted with a weighted-average grant-date fair value of $23.74. During 2005, 163,000 restricted shares were granted with a weighted-average grant-date fair value of $22.91. During the nine months ended September 30, 2006, the total fair value of restricted shares vested was $3,067. During 2005, the total fair value of restricted shares vested was $2,548. The following table represents restricted share activity for the nine months ended September 30, 2006:

		Weighted-Average
	September 30,	Grant-Date
	2006	Fair Value
Nonvested restricted stock
Nonvested restricted stock at beginning of year	2,774,443	$5.57
Nonvested restricted stock granted	442,731	$23.75
Nonvested restricted stock forfeited	8,700	$22.45
Nonvested restricted stock distributed	2,580,677	$4.82

Nonvested restricted stock at end of period	627,797	$24.05

Directors’ shares subject to restrictions
Directors’ shares subject to restrictions at beginning of year	30,800	$21.17
Directors’ shares subject to restrictions granted	30,800	$23.60
Directors’ shares subject to restrictions distributed	30,800	$21.17

Directors’ shares subject to restrictions at end of period	30,800	$23.60

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
3. Comprehensive Income (Loss)
Comprehensive income (loss) for the three and nine months ended September 30, 2006 and 2005 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income (loss)	$32,432	$(31,880)	$78,386	$(1,185)
Other comprehensive income (loss), net of tax:
Currency translation adjustment	1,778	(5,419)	5,147	(7,070)
Change in unrealized loss on debt securities	13	9	50	64
Change in unrealized fair value of cash flow hedges (1)	(1,356)	5,022	1,778	(2,940)
Change in minimum pension liability adjustment	—	(76)	—	(95)

Comprehensive income (loss)	$32,867	$(32,344)	$85,361	$(11,226)

(1)	Recorded under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Offsetting the unrealized gain/loss on cash flow hedges is an unrealized loss/gain on the underlying transactions, to be recognized when settled.
Accumulated other comprehensive loss reported on our balance sheet at September 30, 2006 includes the following, net of tax: $9,625 of currency translation adjustment loss, $25 of unrealized loss on debt securities, $251 of unrealized fair value loss on cash flow hedges and $1,710 of minimum pension liability adjustments. The total unrealized fair value loss on cash flow hedges recorded in accumulated other comprehensive loss as of September 30, 2006 totaled $251, net of tax of $108. Of this amount, $323 of unrealized fair value loss, net of tax of $138, is expected to be reclassified into earnings during the next twelve months due to settlement of the related contracts.
4. Goodwill and Other Intangibles
Goodwill
General—At September 30, 2006 and December 31, 2005, our goodwill balances were $229,610 and $230,126, respectively, attributable to the excess of the purchase price over the fair value of assets acquired relative to acquisitions within our North America and EAME segments.
The decrease in goodwill primarily relates to a reduction in accordance with SFAS No. 109, “Accounting for Income Taxes,” where tax goodwill exceeded book goodwill, partially offset by the impact of foreign currency translation.
The change in goodwill by segment for the nine months ended September 30, 2006 is as follows:

	North America	EAME	Total

Balance at December 31, 2005	$203,032	$27,094	$230,126

Adjustments associated with tax goodwill in excess of book goodwill and foreign currency translation	(1,360)	844	(516)

Balance at September 30, 2006	$201,672	$27,938	$229,610

Impairment Testing—SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) states that goodwill and indefinite-lived intangible assets are no longer amortized to earnings, but instead are reviewed for impairment at least annually via a two-phase process, absent any indicators of impairment. The first phase screens for impairment, while the second phase (if necessary) measures impairment. We have elected to perform our annual analysis during the fourth quarter of each year based upon goodwill and indefinite-lived intangible balances as of the beginning of the fourth quarter. No indicators of goodwill impairment have been identified during 2006. However, an impairment loss on other intangibles was identified and recognized during the second quarter of 2006, as described below. There can be no assurance that future goodwill or other intangible asset impairment tests will not result in additional charges to earnings.
Other Intangible Assets
In accordance with SFAS No. 142, the following table provides information concerning our other intangible assets for the periods ended September 30, 2006 and December 31, 2005:

	September 30, 2006		December 31, 2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets
Technology (10 years)	$1,276	$(575)	$1,276	$(478)
Non-compete agreements (8 years)	3,100	(2,300)	3,100	(2,000)
Strategic alliances, customer contracts, patents (11 years)	—	—	1,866	(819)

Total	$4,376	$(2,875)	$6,242	$(3,297)

Unamortized intangible assets
Tradenames	$24,717		$24,717
Minimum Pension Liability Adjustment	203		203

	$24,920		$24,920

The changes in other intangibles relate to additional amortization expense and an impairment loss recognized within the North America segment during the second quarter of 2006. The total impairment loss was approximately $957 and was recognized within intangibles amortization in the 2006 condensed consolidated statement of income.
5. Financial Instruments
Forward Contracts—Although we do not engage in currency speculation, we periodically use forward contracts to mitigate certain operating exposures, as well as hedge intercompany loans utilized to finance non-U.S. subsidiaries.

At September 30, 2006, our forward contracts to hedge intercompany loans and certain operating exposures are summarized as follows:

		Contract	Weighted Average
Currency Sold	Currency Purchased	Amount (1)	Contract Rate

Forward contracts to hedge intercompany loans:(2)
U.S. Dollar	British Pound	$82,818	0.53
U.S. Dollar	Canadian Dollar	$11,895	1.10
U.S. Dollar	South African Rand	$2,431	7.30
U.S. Dollar	Australian Dollar	$34,685	1.31

Forward contracts to hedge certain operating exposures: (3)
U.S. Dollar	Euro	$34,051	0.80
British Pound	U.S. Dollar	$8,217	0.54
U.S. Dollar	Swiss Francs	$4,158	1.09
Australian Dollar	U.S. Dollar	$1,473	1.33
U.S. Dollar	Japanese Yen	$10,106	113.29
British Pound	Euro	£94,026	1.42
British Pound	Swiss Francs	£2,544	2.18
British Pound	Japanese Yen	£1,572	219.35

(1)	Represents notional U.S. dollar equivalent at inception of the contract, with the exception of forward contracts to sell: 94,026 British Pounds for 133,962 Euros, 2,544 British Pounds for 5,544 Swiss Francs, and 1,572 British Pounds for 344,760 Japanese Yen. These contracts are denominated in British Pounds and equate to approximately $183,330 at September 30, 2006 .

(2)	These contracts, for which we do not seek hedge accounting treatment under SFAS No. 133, generally mature within seven days of quarter-end and are marked-to-market through the condensed consolidated income statement, generally offsetting any translation gains/losses on the underlying transactions.

(3)	Contracts, which hedge forecasted transactions and firm commitments, generally mature within two years of quarter-end and were designated as “cash flow hedges” under SFAS No. 133. We exclude forward points from our hedge assessment analysis which represent the time value component of the fair value of our derivative positions. This time value component is recognized as ineffectiveness within cost of revenue in the condensed consolidated statement of income and was a loss totaling approximately $1,323 during the nine months ended September 30, 2006. Additionally, certain of these hedges became ineffective during the year as it became probable that their underlying forecasted transactions would not occur within their originally specified period of time. The gain associated with these instruments’ change in fair value totaled $1,639 and was recognized within cost of revenue in the 2006 condensed consolidated statement of income. The total unrealized fair value gain associated with our hedges for the nine months ended September 30, 2006 was $316. At September 30, 2006, the total fair value of these contracts was $6,589, including the foreign currency exchange gain related to ineffectiveness. Of the total mark-to-market, $2,412 was recorded in other current assets, $384 was recorded in other non-current assets, $8,746 was recorded in accrued liabilities and $639 was recorded in other non-current liabilities on the condensed consolidated balance sheet.

6. Retirement Benefits
We previously disclosed in our financial statements for the year ended December 31, 2005 that in 2006 we expected to contribute $3,973 and $1,848 to our defined benefit and other postretirement plans, respectively. The following table provides updated contribution information for our defined benefit and postretirement plans as of September 30, 2006:

	Defined	Other Postretirement
	Benefit Plans	Benefits
Contributions made through September 30, 2006	$3,071	$563
Remaining contributions expected for 2006	1,028	504

Total contributions expected for 2006	$4,099	$1,067

Components of Net Periodic Benefit Cost

	Defined		Other Postretirement
	Benefit Plans		Benefits
Three months ended September 30,	2006	2005	2006	2005

Service cost	$1,215	$1,133	$385	$369
Interest cost	1,505	1,371	566	541
Expected return on plan assets	(2,022)	(1,641)	—	—
Amortization of prior service costs	6	6	(29)	(67)
Recognized net actuarial loss	25	38	73	116

Net periodic benefit cost	$729	$907	$995	$959

Nine months ended September 30,	2006	2005	2006	2005

Service cost	$3,611	$3,556	$1,155	$1,107
Interest cost	4,415	4,237	1,692	1,631
Expected return on plan assets	(5,909)	(5,055)	—	—
Amortization of prior service costs	18	17	(91)	(201)
Recognized net actuarial loss	102	114	219	350

Net periodic benefit cost	$2,237	$2,869	$2,975	$2,887

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenue

North America	$436,225	$340,127	$1,201,932	$1,000,327
Europe, Africa, Middle East	341,568	129,055	801,257	370,874
Asia Pacific	53,021	64,902	162,353	153,817
Central and South America	30,169	21,253	86,224	57,877

Total revenue	$860,983	$555,337	$2,251,766	$1,582,895

Income (Loss) From Operations

North America	$22,980	$(17,059)	$47,343	$23,617
Europe, Africa, Middle East	14,689	(26,024)	43,795	(22,074)
Asia Pacific	4,210	4,324	10,518	7,050
Central and South America	21	2,541	3,803	5,388

Total income (loss) from operations	$41,900	$(36,218)	$105,459	$13,981

Our total assets of $1,836,543 for the period ended September 30, 2006 increased $458,724, or 33% compared with $1,377,819 at December 31, 2005. Although our assets have increased, primarily due to higher cash and accounts receivable balances in our North America and EAME segments, our working capital levels have remained stable in comparison to those at December 31, 2005. Our working capital levels may fluctuate based upon the stage of completion of our projects and the timing of billings and collections.
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
In June 2003, an FTC Administrative Law Judge ruled that our acquisition of PDM assets threatened to substantially lessen competition in the four business lines identified above and ordered us to divest within 180 days of a final order all physical assets, intellectual property and any uncompleted construction contracts of the PDM Divisions that we acquired from PDM to a purchaser approved by the FTC that is able to utilize those assets as a viable competitor.
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
We believe that the FTC’s Order and Opinion are inconsistent with the law and the facts presented at trial, in the appeal to the Commission, as well as new evidence following the close of the record. We have filed a petition for review of the FTC Order and Opinion with the United States Court of Appeals for the Fifth Circuit. We are not required to divest any assets until we have exhausted all appeal processes available to us, including appeal to the United States Supreme Court. Because (i) the remedies described in the Order and Opinion are neither consistent nor clear, (ii) the needs and requirements of any purchaser of divested assets could impact the amount and type of possible additional assets, if any, to be conveyed to the purchaser to constitute it as a viable competitor in the Relevant Products beyond those contained in the PDM Divisions, and (iii) the demand for the Relevant Products is constantly changing, we have not been able to definitively quantify the potential effect on our financial statements. The divested entity could include, among other things, certain fabrication facilities, equipment, contracts and employees of CB&I. The remedies contained in the Order, depending on how and to the extent they are ultimately implemented to establish a viable competitor in the Relevant Products, could have an adverse effect on us, including the possibility of a potential write-down of the net book value of divested assets, a loss of revenue relating to divested contracts and costs associated with a divestiture.
Securities Class Action—A class action shareholder lawsuit was filed on February 17, 2006 against us, Gerald M. Glenn, Robert B. Jordan, and Richard E. Goodrich in the United States District Court for the Southern District of New York entitled Welmon v. Chicago Bridge & Iron Co. NV, et al. (No. 06 CV 01283). The complaint was filed on behalf of a purported class consisting of all those who purchased or otherwise acquired our securities from March 9, 2005 through February 3, 2006 and were damaged thereby.
The action asserts claims under the U.S. securities laws in connection with various public statements made by the defendants during the class period and alleges, among other things, that we misapplied percentage-of-completion accounting and did not follow our publicly stated revenue recognition policies.
Since the initial lawsuit, other suits containing substantially similar allegations and with similar, but not exactly the same, class periods were filed.
On July 5, 2006, a single Consolidated Amended Complaint was filed in the Welmon action in the Southern District of New York consolidating all previously filed actions. We and the individual defendants filed a motion to dismiss the Complaint, which was denied by the Court. Although we believe that we have meritorious defenses to the claims made in the above action and intend to contest it vigorously, an adverse resolution of the action could have a material adverse effect on our financial position and results of operations in the period in which the lawsuit is resolved.
Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. As of September 30, 2006, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 4,541 plaintiffs, and of those claims, approximately 1,934 claims were pending and 2,607 have been closed through dismissals or settlements. As of September 30, 2006, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount per claim of approximately one thousand dollars. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. We review each case on its own merits and make accruals based on the probability of loss and our ability to estimate the amount of liability and related expenses, if any. We do not currently believe that any unresolved asserted claims will have a material adverse effect on our future results of operations or financial position and at September 30, 2006 we had accrued $932 for liability and related expenses. We are unable to quantify estimated recoveries for recognized and unrecognized contingent losses, if any, that may be expected to be recoverable through insurance, indemnification arrangements or other sources because of the variability in the coverage amounts, deductibles, limitations and viability of carriers with respect to our insurance policies for the years in question.
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
9. Subsequent Events
Credit Agreement
We entered into a second amended and restated credit agreement (the “Credit Agreement”) dated as of October 13, 2006 with JPMorgan Chase Bank, National Association, as administrative agent and Bank of America, N.A., as syndication agent. The Credit Agreement is a committed and unsecured five-year revolving credit agreement with an aggregate capacity of $850 million which may be increased to $1 billion. The Credit Agreement amended and restated our previous five-year credit agreement dated as of May 12, 2005.
The Credit Agreement provides for an $850 million revolving loan facility, the entire amount of which is available to issue performance letters of credit, with a sub-limit of up to $425 million which is available to issue financial letters of credit and/or to draw revolving loans for general corporate purposes. The Credit Agreement expires and is repayable on October 13, 2011.
The Credit Agreement contains certain restrictive covenants, including a minimum net worth level, a fixed charge coverage ratio and a maximum leverage ratio. The Credit Agreement also places restrictions on us with regard to subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, affiliate transactions, sales and leasebacks, and mergers and acquisitions, among other restrictions. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the credit facilities as well as letter of credit fees on outstanding instruments. The interest rates, letter of credit fee and commitment fee percentages are based upon our then applicable leverage ratio.
LC Agreements
We entered into three committed and unsecured letter of credit and term loan agreements (the “LC Agreements”) dated as of November 6, 2006 with Bank of America, N.A. as administrative agent, JPMorgan Chase Bank, National Association, and various private placement note investors. Under the terms of the LC Agreements, either banking institution can issue letters of credit (the “LC Issuers”).
In the aggregate, the LC Agreements provide up to $275 million of capacity. Although the facility is available for term loans, we expect to use it primarily to facilitate the issuance of performance and financial letters of credit in the ordinary course of business. Tranche A of the LC Agreements is a five-year, $50 million facility and Tranche B is a 5-year, $100 million facility, both of which we may terminate prior to their stated maturities of November 6, 2011. Tranche C of the LC Agreements is an eight-year, $125 million facility expiring on November 6, 2014 that we may cancel without penalty after the sixth-year of its term.
The LC Agreements contain certain restrictive covenants, such as a minimum net worth level, a minimum fixed charge coverage ratio and a maximum leverage ratio. The LC Agreements also include restrictions with regard to subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, affiliate transactions, sales and leasebacks, and mergers and acquisitions, among other restrictions. In the event of default under the LC Agreements, including our failure to reimburse a draw against an issued letter of credit, the LC Issuer could transfer its claim against us, to the extent such amount is due and payable by us under the LC Agreements, to the private placement note investors, creating a term loan that is due and payable no later than the stated maturity of the respective LC Agreement. In addition to quarterly letter of credit fees and to the extent that a term loan is in effect, we would be assessed a floating rate of interest over LIBOR.
Put Agreement
As previously reported, pursuant to an agreement between the Company and a former executive, a distribution of shares to the former executive during the first quarter of 2006 included a put provision that required the Company to redeem the shares for cash upon exercise of the put. On November 8, 2006, the former executive exercised the put, requiring the Company, pursuant to the agreement to redeem 1,456,720 shares for a price, as determined under the agreement of approximately $38 million. We anticipate settling this obligation by November 13, 2006.

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
Results of Operations
New Awards/Backlog—During the three months ended September 30, 2006, new awards, representing the value of new project commitments received during a given period, were $1.9 billion, compared with $681.9 million in the same 2005 period. These commitments are included in backlog until work is performed and revenue is recognized or until cancellation. Approximately 71% of the new awards during the third quarter of 2006 were for contracts awarded in the North America segment. New awards during the quarter included an LNG import terminal in the United States, valued at $1.1 billion, two hydrogen plants in the United States and an LNG expansion project in Australia. New awards for the first nine months of 2006 were $3.5 billion compared with $2.6 billion in the same period last year.
Backlog increased $1.1 billion or 35% to $4.4 billion at September 30, 2006 compared with the year-earlier period.
Revenue—Revenue during the three months ended September 30, 2006 of $861.0 million increased $305.6 million, or 55%, compared with the corresponding period in 2005. Revenue grew $96.1 million, or 28% in the North America segment, primarily as a result of progress on storage and process-related work in the United States. Revenue increased $212.5 million, or 165%, in the Europe, Africa, Middle East (“EAME”) segment due mainly to continued progress on two LNG projects in the United Kingdom, which accounted for approximately 28% of the Company’s total revenue for the three months ended September 30, 2006. Revenue decreased 18% in the Asia Pacific segment due to lower volume in Australia, and was 42% higher in the Central and South America segment as a result of higher backlog going into the year.
Gross Profit (Loss)—Gross profit in the third quarter of 2006 was $76.3 million, or 8.9% of revenue, compared with a $13.7 million gross loss for the same period in 2005. The increase in gross profit level in the third quarter of 2006 compared with 2005 is primarily due to the 2005 negative project cost adjustments recognized in our North America and EAME segments. Benefiting the EAME segment was a claim recovery on a substantially completed project, lower losses recognized on derivative transactions and higher legal fees recognized in the prior year period associated with the pursuit of claims recovery, partly offset by higher pre-contract costs. The Asia Pacific segment benefited from settlements on completed projects while our Central and South America segment was impacted by negative project cost adjustments and higher pre-contract cost, as compared to project cost savings recognized in the prior year period. Gross profit in the first nine months of 2006 was $209.3 million, or 9.3% of revenue, versus $89.3 million, or 5.6% of revenue, for the same period in 2005. Our gross profit percentages vary dependant upon the mix of work being executed.

At September 30, 2006, we had no material outstanding unapproved change orders/claims recognized. Outstanding unapproved change orders/claims recognized, net of reserves as of December 31, 2005 were $48.5 million. The decrease in outstanding unapproved change orders/claims is due primarily to a final settlement associated with a completed project in our EAME segment during the second quarter of 2006. The settlement did not have a significant effect on our reported results.
Selling and Administrative Expenses—Selling and administrative expenses for the three months ended September 30, 2006 were $34.1 million, or 4.0% of revenue, compared with $22.7 million, or 4.1% of revenue, for the comparable period in 2005. The absolute dollar increase compared with 2005 for the quarter ended September 30, 2006 primarily relates to higher incentive program costs.
Selling and administrative expenses for the nine months ended September 30, 2006 were $102.6 million, or 4.6% of revenue, versus $76.5 million, or 4.8% of revenue, for the comparable period in 2005. The absolute dollar increase compared with 2005 primarily relates to the following factors:
•	increased incentive program costs, including, pursuant to SFAS No. 123(R), the effect of accelerating stock compensation charges for employees becoming eligible for retirement during the award’s vesting period;

•	professional fees, including legal fees associated with concluding the Audit Committee inquiry, initiated during the fourth quarter of 2005, incremental accounting fees necessary to complete the 2005 annual audit, and fees relating to pending securities class action litigation and proceedings involving the U.S. Federal Trade Commission (the “FTC”);

•	a severance agreement and the effect of accelerating stock compensation charges associated with the departure of former executives; and

•	a retention bonus for an executive.
We adopted SFAS No. 123(R) on January 1, 2006 by applying the modified prospective method. Prior to adoption, we accounted for our share-based compensation awards using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. As of September 30, 2006, there was $9.3 million of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted-average period of 1.4 years. See Note 2 to our condensed consolidated financial statements for more information related to our adoption of SFAS No. 123(R).
Income (Loss) from Operations—Income from operations for the three and nine months ended September 30, 2006 was $41.9 million and $105.5 million, respectively, compared with a loss of $36.2 million and income of $14.0 million for the corresponding 2005 periods. As described above, our third quarter results were favorably impacted by increased revenue volume and gross profit levels, partly offset by higher selling and administrative costs.
Interest Expense and Interest Income—Interest expense for the third quarter 2006 decreased $0.5 million compared to the prior year primarily due to lower interest expense on our senior notes resulting from a scheduled principal installment payment of $25.0 million made at the beginning of the third quarter of 2006. Interest income for the third quarter 2006 increased $4.1 million compared to the prior year period due to higher short-term investment levels and higher associated yields.
Income Tax (Expense) Benefit—Income tax expense for the three months ended September 30, 2006 was $12.0 million, or 25.8% of pre-tax income, compared with an income tax benefit of $5.9 million, in the prior year period. Income tax expense for the nine months ended September 30, 2006 and 2005 was $29.7 million, or 26.5% of pre-tax income, and $10.3 million, or 87.8% of pre-tax income, respectively. The income tax benefit for the three months ended September 30, 2005 resulted from significant operating losses during that period. The rate decrease for the nine months ended September 30, 2006 compared with the corresponding period of 2005 is primarily due to the U.S. / non-U.S. income mix, the reversal of foreign valuation allowances and the 2005 impact of the establishment of valuation allowances against foreign losses, the recording of tax reserves, provision to return adjustments and foreign withholding tax.
Minority Interest in Income—Minority interest in income for the three months ended September 30, 2006 was $2.0 million compared with $1.3 million for the comparable period in 2005. Minority interest in income for the nine months ended September 30, 2006 was $4.1 million versus $2.6 million for the comparable period in 2005. The change compared with 2005 primarily relates to higher operating income for certain contracting entities.
Liquidity and Capital Resources
At September 30, 2006, cash and cash equivalents totaled $630.4 million.
Operating–During the first nine months of 2006, our operations generated $414.6 million of cash flows, as profitability and decreased contracts in progress levels were partially offset by the $17.4 million reclassification of benefits of tax deductions in excess of recognized compensation cost from an operating to a financing cash flow as required by SFAS No. 123(R). The decrease in contracts in progress primarily resulted from advance payments from customers and cash collections on projects within our North America and EAME segments, respectively.
Investing–In the first nine months of 2006, we incurred $60.7 million for capital expenditures, including the purchase of a fabrication facility in the United States and project related equipment. For the full year 2006, capital expenditures are anticipated to be in the $75.0 to $85.0 million range.
We continue to evaluate and selectively pursue opportunities for expansion of our business through acquisition of complementary businesses. These acquisitions, if they arise, may involve the use of cash or may require debt or equity financing.
Financing–During the first nine months of 2006, net cash flows utilized in financing activities were $59.7 million. Purchases of treasury stock totaled $50.5 million (2.1 million shares at an average price of $23.51 per share) that included cash payments of $20.7 million for withholding taxes on taxable share distributions, for which we withheld approximately 0.9 million shares, and approximately $29.8 million for the repurchase of 1.2 million shares of our stock. On July 15, 2006, we paid the second of three equal annual installments of $25.0 million on our senior notes. These were partly offset by the $17.4 million reclassification of benefits of tax deductions in excess of recognized compensation cost, as discussed above. Uses of cash also included $5.9 million for the payment of dividends. Dividends declared in the third quarter 2006 totaling $2.9 million were paid subsequent to quarter-end. Our annual 2006 dividend is expected to be in the $11.0 to $12.0 million range. Cash provided by financing activities included $4.9 million from the issuance of common shares, primarily from the exercise of stock options.
As previously reported, pursuant to an agreement between the Company and a former executive, a distribution of shares to the former executive during the first quarter of 2006 included a put provision that required the Company to redeem the shares for cash upon exercise of the put. On November 8, 2006, the former executive exercised the put, requiring the Company, pursuant to the agreement to redeem 1.5 million shares for a price, as determined under the agreement of approximately $38.4 million. We anticipate settling this obligation by November 13, 2006.
Our primary internal source of liquidity is cash flow generated from operations. Capacity under a revolving credit facility is also available, if necessary, to fund operating or investing activities. As of September 30, we had a five-year $600.0 million, committed and unsecured revolving credit facility, which was scheduled to terminate in May 2010. As of September 30, 2006, no direct borrowings were outstanding under the revolving credit facility, but we had issued $423.7 million of letters of credit and had $176.3 million of available capacity under this facility. The facility contained certain restrictive covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum net worth level, among other restrictions. The facility also placed restrictions on us with regard to subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, and mergers and acquisitions, among other restrictions.
Subsequent to September 30, 2006, we entered into a second amended and restated credit agreement and three committed and unsecured letter of credit and term loan agreements which have expanded the available capacity under our facilities. For further discussion of these agreements, see Note 9 to our condensed consolidated financial statements.
We also have various short-term, uncommitted revolving credit facilities across several geographic regions of approximately $535.5 million. These facilities are generally used to provide letters of credit or bank guarantees to customers in the ordinary course of business to support advance payments, as performance guarantees or in lieu of retention on our contracts. At September 30, 2006, we had available capacity of $177.1 million under these uncommitted facilities. In addition to providing letters of credit or bank guarantees, we also issue surety bonds in the ordinary course of business to support our contract performance.

Our senior notes also contain a number of restrictive covenants, including a maximum leverage ratio and minimum levels of net worth and debt and fixed charge ratios, among other restrictions. The notes also place restrictions on us with regard to investments, other debt, subsidiary indebtedness, sales of assets, liens, nature of business conducted and mergers, among other restrictions.
As of September 30, 2006, the following commitments were in place to support our ordinary course obligations:

	Amounts of Commitments by Expiration Period
(In thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Letters of Credit/Bank Guarantees	$782,110	$290,490	$397,315	$84,280	$10,025
Surety Bonds	282,003	243,446	38,547	10	—

Total Commitments	$1,064,113	$533,936	$435,862	$84,290	$10,025

Note: Includes $33,878 of letters of credit and surety bonds issued in support of our insurance program.
We believe cash on hand, funds generated by operations, amounts available under new and existing credit facilities and external sources of liquidity, such as the issuance of debt and equity instruments, will be sufficient to finance capital expenditures, the settlement of commitments and contingencies (as described in Note 8 to our condensed consolidated financial statements), the repurchase of shares under our existing stock repurchase program and working capital needs for the foreseeable future. However, there can be no assurance that such funding will be available, as our ability to generate cash flows from operations and our ability to access funding under the revolving credit facility may be impacted by a variety of business, economic, legislative, financial and other factors which may be outside of our control. Additionally, while we currently have significant, uncommitted bonding facilities, primarily to support various commercial provisions in our engineering and construction contracts, a termination or reduction of these bonding facilities could result in the utilization of letters of credit in lieu of performance bonds, thereby reducing our available capacity under the revolving credit facility. Although we do not anticipate a reduction or termination of the bonding facilities, there can be no assurance that such facilities will be available at reasonable terms to service our ordinary course obligations.
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
Staff Accounting Bulletin (“SAB”) 107 (“SAB 107”) issued in March 2005, which provides guidance on implementing SFAS No. 123(R) impacts our accounting for stock held in trust upon the adoption of SFAS No. 123(R). For share-based payments that could require the employer to redeem the equity instruments for cash, SAB 107 requires the redemption amount to be classified outside of permanent equity (temporary equity). While the stock held in trust contains a put feature back to us, the stock held in trust is presented as permanent equity in our historical financial statements with an offsetting stock held in trust contra equity account as allowed under existing rules. SAB 107 also requires that if the share-based payments are based on fair value (which is our case), subsequent increases or decreases in the fair value do not impact income applicable to common shareholders but temporary equity should be recorded at fair value with changes in fair value reflected by offsetting impacts recorded directly to retained earnings. As a result, at adoption of SFAS No. 123(R), we recorded $40.3 million as redeemable common stock with an offsetting decrease to additional paid-in capital to reflect the fair value of share-based payments that could require cash funding by us. As of September 30, 2006, the fair value of the redeemable common stock was $38.1 million. Movements in the fair value of the redeemable common stock are recorded to retained earnings. There is no effect on our earnings per share calculation.
In October 2005, the FASB issued FASB Staff Position (“FSP”) FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FAS 123(R)”, which provides guidance on the application of grant date as defined in SFAS No. 123(R). In accordance with this standard, a grant date of an award exists if (1) the award is a unilateral grant and (2) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. We adopted this pronouncement effective January 1, 2006 and determined that it did not have a significant impact on our financial statements.
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the effect, if any, that the adoption of this standard will have on our consolidated financial position and results of operations.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer to (1) recognize in its statement of financial position the funded status of a benefit plan (other than a multiemployer plan) measured as the difference between the fair value of plan assets and the benefit obligation and to recognize changes in that funded status in the year in which the changes occur through comprehensive income, (2) recognize, in comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employer’s Accounting for Pensions” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (3) measure defined benefit plan assets and obligations as of the date of the employer’s statement of financial position and (4) disclose additional information in the notes to the financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. The requirements of SFAS No. 158 are to be applied prospectively upon adoption. For publicly traded companies, the requirements to recognize the funded status of a defined benefit postretirement plan and provide related disclosures are effective for fiscal years ending after December 15, 2006, while the requirement to measure plan assets and benefit obligations as of the date of the employer’s statement of financial position is effective for fiscal years ending after December 15, 2008. We are currently evaluating the effect that the adoption of this standard will have on our consolidated financial position and results of operations.

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
We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:
Revenue Recognition—Revenue is primarily recognized using the percentage-of-completion method. A significant portion of our work is performed on a fixed-price or lump sum basis. The balance of our work is performed on variations of cost reimbursable and target price approaches. Contract revenue is accrued based on the percentage that actual costs-to-date bear to total estimated costs. We utilize this cost-to-cost approach as we believe this method is less subjective than relying on assessments of physical progress. We follow the guidance of the Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” for accounting policies relating to our use of the percentage-of-completion method, estimating costs, revenue recognition and unapproved change order/claim recognition. Under the cost-to-cost approach, while the most widely recognized method used for percentage-of-completion accounting, the use of estimated cost to complete each contract is a significant variable in the process of determining income earned and is a significant factor in the accounting for contracts. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates.
Contract revenue reflects the original contract price adjusted for approved change orders and estimated minimum recoveries of unapproved change orders and claims. We recognize unapproved change orders and claims to the extent that related costs have been incurred when it is probable that they will result in additional contract revenue and their value can be reliably estimated. At September 30, 2006, we had no material outstanding unapproved change orders/claims recognized. Outstanding unapproved change orders/claims recognized, net of reserves, as of December 31, 2005 were $48.5 million. The decrease in outstanding unapproved change orders/claims is due primarily to a final settlement associated with a completed project in our EAME segment during the second quarter of 2006. The settlement did not have a significant effect on our reported results.
Losses expected to be incurred on contracts in progress are charged to earnings in the period such losses are known. In the three-month and nine-month periods ended September 30, 2006, there were no material provisions for additional costs associated with contracts projected to be in a significant loss position at September 30, 2006. Charges to earnings in the comparable periods of 2005 were $45.8 million and $52.4 million.
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
Recoverability of Goodwill and Other Intangibles—Effective January 1, 2002, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) which states that goodwill and indefinite-lived intangible assets are no longer to be amortized but are to be reviewed annually for impairment. The goodwill impairment analysis required under SFAS No. 142 requires us to allocate goodwill to our reporting units, compare the fair value of each reporting unit with our carrying amount, including goodwill, and then, if necessary, record a goodwill impairment charge in an amount equal to the excess, if any, of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. The primary method we employ to estimate these fair values is the discounted cash flow method. This methodology is based, to a large extent, on assumptions about future events which may or may not occur as anticipated, and such deviations could have a significant impact on the estimated fair values calculated. These assumptions include, but are not limited to, estimates of future growth rates, discount rates and terminal values of reporting units. Our goodwill balance at September 30, 2006 was $229.6 million. We evaluate our other intangible assets for recovery on at least an annual basis, or if indicators of impairment exist utilizing a discounted cash flow method. At September 30, 2006, our other intangible asset balance was $26.4 million.
Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements. Generally, forward looking statements contain the words “expect,” “believe,” “anticipate,” “project,” “estimate,” “predict,” “intend,” “should,” “could,” “may,” “might,” or similar expressions or the negative of any of these terms.
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
•	our ability to realize cost savings from our expected performance of contracts;

•	the uncertain timing and the funding of new contract awards, and project cancellations and operating risks;

•	cost overruns on fixed price, target price or similar contracts;

•	risks associated with percentage-of-completion accounting;

•	our ability to settle or negotiate unapproved change orders and claims;

•	changes in the costs or availability of, or delivery schedule for, components, materials, labor or subcontractors;

•	weather conditions that may affect our performance and timeliness of completion, which could lead to increased costs and adversely affect the costs or availability of, or delivery schedule for, components, materials, labor or subcontractors;

•	increased competition;

•	fluctuating revenue resulting from a number of factors, including the cyclical nature of the individual markets in which our customers operate;

•	lower than expected activity in the hydrocarbon industry, demand from which is the largest component of our revenue;

•	lower than expected growth in our primary end markets, including but not limited to LNG and clean fuels;

•	risks inherent in our acquisition strategy and our ability to obtain financing for proposed acquisitions;

•	our ability to integrate and successfully operate acquired businesses and the risks associated with those businesses;

•	adverse outcomes of pending claims or litigation or the possibility of new claims or litigation, including, but not limited to, pending securities class action litigation, and the potential effect on our business, financial condition and results of operations;

•	the ultimate outcome or effect of the pending FTC order on our business, financial condition and results of operations;

•	two previously identified material weaknesses in our internal control over financial reporting that could adversely affect our ability to report our financial condition and results of operations accurately and on a timely basis;

•	lack of necessary liquidity to finance expenditures prior to the receipt of payment for the performance of contracts and to provide bid and performance bonds and letters of credit securing our obligations under our bids and contracts;

•	proposed and actual revisions to U.S. and non-U.S. tax laws, and interpretation of said laws, and U.S. tax treaties with non-U.S. countries (including the Netherlands), that seek to increase income taxes payable;

•	political and economic conditions including, but not limited to, war, conflict or civil or economic unrest in countries in which we operate; and

•	a downturn or disruption in the economy in general.
Although we believe the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future performance or results. Except as required by law, we do not undertake to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should consider these risks when reading any forward-looking statements.

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
Another form of foreign currency exposure relates to our non-U.S. subsidiaries’ normal contracting activities. We generally try to limit our exposure to foreign currency fluctuations in most of our engineering, procurement and construction contracts through provisions that require customer payments in U.S. dollars or other currencies corresponding to the currency in which costs are incurred. As a result, we generally do not need to hedge foreign currency cash flows for contract work performed. However, where construction contracts do not contain foreign currency provisions, we generally use forward exchange contracts to hedge foreign currency exposure of forecasted transactions and firm commitments. The gains and losses on these contracts are intended to offset changes in the value of the related exposures. We exclude from our hedge assessment analysis the time value component of the fair value of our derivative positions. This time value component is recognized as ineffectiveness within cost of revenue in the condensed consolidated statement of income. Additionally, certain of these hedges became ineffective during the year as it became probable that their underlying forecasted transaction would not occur within their originally specified periods of time. The gain associated with these instruments’ change in fair value totaled $1.6 million and has been recognized within cost of revenue in the condensed consolidated statement of income for the nine months ended September 30, 2006. The total unrealized fair value gain associated with our hedges for the nine months ended September 30, 2006 was $0.3 million. As of September 30, 2006, the notional amount of cash flow hedge contracts outstanding was $222.0 million, and the total fair value of these contracts was approximately $6.6 million. The terms of these contracts extend up to two years.
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
In connection with the preparation of this Form 10-Q, our management, with the participation of our CEO and our CFO, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. In making this evaluation, our management considered the material weaknesses identified in our Form 10-K for the year ended December 31, 2005, as discussed below. Our CEO and CFO concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2006 because, as discussed below, the process of performing testing on its enhanced internal controls over financial reporting has not been completed.

In light of the material weaknesses described below, we delayed filing our third quarter and annual audited 2005 as well as our first quarter 2006 financial statements and performed additional analyses and other procedures to determine that our condensed consolidated financial statements included in these filings were prepared in accordance with U.S. GAAP. These additional analyses and procedures were also performed in preparation of this Form 10-Q, and included, among other things, an extensive review of certain of our existing contracts to ensure proper reporting of financial performance. As a result of these and other expanded procedures, we concluded that the condensed consolidated financial statements included in this Form 10-Q have been presented in conformity with U.S. GAAP applicable to interim financial information.
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
Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.
Under the supervision and with the participation of our management, including our CEO and CFO, we previously conducted an evaluation of the effectiveness of our internal control over financial reporting for the year ended December 31, 2005. Our evaluation was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a control deficiency, or a combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has implemented enhancements to its internal control over financial reporting as part of an ongoing effort to address the two material weaknesses reported in our Form 10-K for the year ended December 31, 2005, as described below. Based upon the controls that are in place, management believes that the current design adequately addresses the two material weaknesses. However, the Company is in the process of performing testing on its enhanced internal controls over financial reporting. Because the testing has not been completed, we are not able to conclude that our internal control over financial reporting was effective as of September 30, 2006. The material weaknesses we identified as of December 31, 2005 are summarized below.
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
Included in our system of internal control are written policies, an organizational structure providing division of responsibilities, the selection and training of qualified personnel and a program of financial and operations reviews by our professional staff of corporate auditors. As outlined below, we implemented changes in our internal controls over financial reporting during the three-month period ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as of September 30, 2006, and continuing through the date of this filing, we are in the process of evaluating our internal controls and will continue to monitor controls in an ongoing process to strengthen and improve our internal control over financial reporting as well as the level of assurance regarding the accuracy of our financial information. We have implemented the following steps to enhance reasonable assurance of achieving our desired control objectives:
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
In June 2003, an FTC Administrative Law Judge ruled that our acquisition of PDM assets threatened to substantially lessen competition in the four business lines identified above and ordered us to divest within 180 days of a final order all physical assets, intellectual property and any uncompleted construction contracts of the PDM Divisions that we acquired from PDM to a purchaser approved by the FTC that is able to utilize those assets as a viable competitor.
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
We believe that the FTC’s Order and Opinion are inconsistent with the law and the facts presented at trial, in the appeal to the Commission, as well as new evidence following the close of the record. We have filed a petition for review of the FTC Order and Opinion with the United States Court of Appeals for the Fifth Circuit. We are not required to divest any assets until we have exhausted all appeal processes available to us, including appeal to the United States Supreme Court. Because (i) the remedies described in the Order and Opinion are neither consistent nor clear, (ii) the needs and requirements of any purchaser of divested assets could impact the amount and type of possible additional assets, if any, to be conveyed to the purchaser to constitute it as a viable competitor in the Relevant Products beyond those contained in the PDM Divisions, and (iii) the demand for the Relevant Products is constantly changing, we have not been able to definitely quantify the potential effect on our financial statements. The divested entity could include, among other things, certain fabrication facilities, equipment contracts and employees of CB&I. The remedies contained in the Order, depending on how and to the extent they are ultimately implemented to establish a viable competitor in the Relevant Products, could have an adverse effect on us, including the possibility of a potential write-down of the net book value of divested assets, a loss of revenue relating to divested contracts and costs associated with a divestiture.

Securities Class Action—A class action shareholder lawsuit was filed on February 17, 2006 against us, Gerald M. Glenn, Robert B. Jordan, and Richard E. Goodrich in the United States District Court for the Southern District of New York entitled Welmon v. Chicago Bridge & Iron Co. NV, et al. (No. 06 CV 01283). The complaint was filed on behalf of a purported class consisting of all those who purchased or otherwise acquired our securities from March 9, 2005 through February 3, 2006 and were damaged thereby.
The action asserts claims under the U.S. securities laws in connection with various public statements made by the defendants during the class period and alleges, among other things, that we misapplied percentage-of-completion accounting and did not follow our publicly stated revenue recognition policies.
Since the initial lawsuit, other suits containing substantially similar allegations and with similar, but not exactly the same, class periods were filed.
On July 5, 2006, a single Consolidated Amended Complaint was filed in the Welmon action in the Southern District of New York consolidating all previously filed actions. We and the individual defendants filed a motion to dismiss the Complaint, which was denied by the Court. Although we believe that we have meritorious defenses to the claims made in the above action and intend to contest it vigorously, an adverse resolution of the action could have a material adverse effect on our financial position and results of operations in the period in which the lawsuit is resolved.
Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. As of September 30, 2006, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 4,541 plaintiffs, and of those claims, approximately 1,934 claims were pending and 2,607 have been closed through dismissals or settlements. As of September 30, 2006, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount per claim of approximately one thousand dollars. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. We review each case on its own merits and make accruals based on the probability of loss and our ability to estimate the amount of liability and related expenses, if any. We do not currently believe that any unresolved asserted claims will have a material adverse effect on our future results of operations or financial position and at September 30, 2006 we had accrued $0.9 million for liability and related expenses. We are unable to quantify estimated recoveries for recognized and unrecognized contingent losses, if any, that may be expected to be recoverable through insurance, indemnification arrangements or other sources because of the variability in the coverage amounts, deductibles, limitations and viability of carriers with respect to our insurance policies for the years in question.
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
Item 1A. Risk Factors
     There have been no material changes to the Risk Factors disclosure included in our Form 10-K filed on May 31, 2006, except that the description of the securities class action litigation set forth in the first risk factor in our Form 10-K is hereby superseded and updated by the description of such litigation set forth above in this quarterly report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities (3)

			c) Total Number of	d) Maximum Number of
			Shares Purchased as	Shares that May Yet Be
	a) Total Number of Shares	b) Average Price Paid	Part of Publicly	Purchased Under the
Period (1)	Purchased	per Share	Announced Plan	Plan (2)
July 2006 (7/3/06-7/31/06)	440,600	$23.6496	992,800	8,707,200
August 2006 (8/1/06-8/31/06)	398,700	$25.8017	1,391,500	8,308,500
September 2006 (9/1/06 - 9/30/06)	25,000	$26.8942	1,416,500	8,283,500

Total	864,300	$24.7362	1,416,500	8,283,500

(1)	On June 1, 2006, we announced the resumption and extension through January 28, 2008 of our existing stock repurchase program, which was originally initiated on May 16, 2005.

(2)	Under the existing stock repurchase program, the authorized amount of the repurchase totals up to 10% of our issued share capital (or approximately 9,700,000 shares).

(3)	Table does not include shares withheld for tax purposes or forfeitures under our equity plans.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
     The result of matters voted upon and adopted at the Company’s Annual General Meeting of Shareholders held on July 28, 2006 were previously reported in our Form 10-Q for the period ended June 30, 2006.
     No other matters were submitted to a vote of security holders.
Item 5. Other Information
None.

Item 6. Exhibits
     (a) Exhibits

10.1(1)	Second Amended and Restated Credit Agreement dated as of October 13, 2006 among Chicago Bridge & Iron Company N.V., the Subsidiary Borrowers, the Lenders party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, and Bank of America, N.A., as Syndication Agent

10.2(1)	Series A Credit and Term Loan Agreement dated as of November 6, 2006 among Chicago Bridge & Iron Company N.V., the Co-Obligors, the Lenders party thereto, Bank of America N.A. as Administrative Agent and JPMorgan Chase Bank, National Association, as Letter of Credit Issuer.

10.3(1)	Series B Credit and Term Loan Agreement dated as of November 6, 2006 among Chicago Bridge & Iron Company N.V., the Co-Obligors, the Lenders party thereto, Bank of America N.A. as Administrative Agent and JPMorgan Chase Bank, National Association, as Letter of Credit Issuer.

10.4(1)	Series C Credit and Term Loan Agreement dated as of November 6, 2006 among Chicago Bridge & Iron Company N.V., the Co-Obligors, the Lenders party thereto, Bank of America N.A. as Administrative Agent and JPMorgan Chase Bank, National Association, as Letter of Credit Issuer.

31.1(1)	Certification Pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification Pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Its: Managing Director

/s/ RONALD A. BALLSCHMIEDE
Ronald A. Ballschmiede
Managing Director (Principal Financial Officer)
Date: November 8, 2006

Exhibit Index
Exhibits
Description of Exhibit

10.1(1)	Second Amended and Restated Credit Agreement dated as of October 13, 2006 among Chicago Bridge & Iron Company N.V., the Subsidiary Borrowers, the Lenders party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, and Bank of America, N.A., as Syndication Agent

10.2(1)	Series A Credit and Term Loan Agreement dated as of November 6, 2006 among Chicago Bridge & Iron Company N.V., the Co-Obligors, the Lenders party thereto, Bank of America N.A. as Administrative Agent and JPMorgan Chase Bank, National Association, as Letter of Credit Issuer.

10.3(1)	Series B Credit and Term Loan Agreement dated as of November 6, 2006 among Chicago Bridge & Iron Company N.V., the Co-Obligors, the Lenders party thereto, Bank of America N.A. as Administrative Agent and JPMorgan Chase Bank, National Association, as Letter of Credit Issuer.

10.4(1)	Series C Credit and Term Loan Agreement dated as of November 6, 2006 among Chicago Bridge & Iron Company N.V., the Co-Obligors, the Lenders party thereto, Bank of America N.A. as Administrative Agent and JPMorgan Chase Bank, National Association, as Letter of Credit Issuer.

31.1(1)	Certification Pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification Pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Filed herewith