Form 10-K
period 2006-12-31
CHICAGO BRIDGE & IRON CO N V
filed 2007-03-01
CIK 1027884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐     NO ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  YES ☐     NO ☑

Aggregate market value of common stock held by non-affiliates, based on a New York Stock Exchange closing price of $24.15 as of June 30, 2006, was $2,357,832,893.

The number of shares outstanding of the registrant’s common stock as of February 1, 2007 was 96,069,195.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2007 Proxy Statement	Part III

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

PART I

Item 1.	Business

Founded in 1889, Chicago Bridge & Iron Company N.V. and Subsidiaries (“CB&I” or “the Company”) is one of the world’s leading engineering, procurement and construction (“EPC”) companies, specializing in projects for customers that produce, process, store and distribute the world’s natural resources. With more than 60 locations and approximately 12,000 employees worldwide, we capitalize on our global expertise and local knowledge to reliably and safely deliver projects virtually anywhere. CB&I is a fully integrated EPC service provider, offering a complete package of conceptual design, engineering, procurement, fabrication, field erection, mechanical installation and commissioning. Our projects include hydrocarbon processing plants, liquefied natural gas (“LNG”) terminals and peak shaving plants, offshore structures, pipelines, bulk liquid terminals, water storage and treatment facilities, and other steel structures and their associated systems. During 2006, we executed more than 500 projects for customers in a variety of industries. Over the last several years, our customers have included:

•	large U.S., multinational and state-owned oil companies, such as BP, British Gas, Chevron, CNOOC Petroleum, ConocoPhillips, ExxonMobil, Marathon, Pluspetrol, Qatar Petroleum, Saudi Aramco, Shell and Valero Energy Corporation;

•	LNG and natural gas producers and distributors, such as Dominion, Golden Pass LNG, Grain LNG, South Hook LNG, Southern LNG and Yankee Gas; and

•	municipal and private water companies.

Services

We provide a wide range of innovative and value-added EPC services, including:

Liquefied Natural Gas (LNG).  LNG terminals and similar facilities are used for the production, handling, storage and distribution of liquefied gases. We specialize in providing turnkey liquefaction and regasification facilities consisting of terminals, tanks, and associated systems. These facilities usually include special refrigeration equipment to maintain the gases in liquefied form at the storage pressure. We also provide LNG tanks on a stand-alone basis. Process equipment and refrigerated or cryogenic tanks are built from special steels and alloys that have properties to withstand cold temperatures. Applications extend from low temperature (+30 F to −100 F) to cryogenic (−100 F to −423 F). Customers for these facilities or tanks are primarily from the petroleum, natural gas, power generation and agricultural industries.

Refining and Related Processes.  We provide EPC services for customers in the hydrocarbon industry, specializing in refinery and petrochemical process units, gas processing plants, and hydrogen and synthesis gas plants. Refinery and petrochemical process units enable customers to extract products from the top, middle and bottom streams of the crude oil barrel using technologies such as catalytic reforming, vacuum and atmospheric distillation, fuels and distillate hydrotreating, hydrodesulfurization, alkylation, coking, and isomerization. Gas processing plants treat natural gas to meet pipeline requirements and to recover valuable liquids and other enhanced products, through such technologies as cryogenic separation, amine treatment, dehydration and liquids fractionation. Synthesis gas plants generate industrial gases for use in a variety of industries through technologies such as steam methane and auto-thermal reforming, partial oxidation reactors and pressure swing adsorption purification. CB&I also provides engineering services for offshore structures for oil and gas production and pipelines for product distribution.

Steel Plate Structures.  Steel plate structures include above ground storage tanks, pressure vessels, and other specialty structures. Above ground storage tanks are sold primarily to customers operating in the petroleum, petrochemical and chemical industries. This industrial customer group includes nearly all of the world’s major oil and chemical companies. Above ground tanks can be used for storage of crude oil, refined products such as gasoline, chemicals, petrochemicals and a large variety of feedstocks for the manufacturing industry. In addition, CB&I provides structures for water storage and treatment as well as liquefied petroleum gas (“LPG”) and liquefied nitrogen/liquefied oxygen (“LIN/LOX”) tanks. Pressure vessels are built primarily from high strength carbon steel plates which may be formed in one of our fabrication shops and are welded together at the job site. Pressure vessels are constructed in a variety of shapes and sizes, some weighing in excess of 700 tons, with wall thickness in excess of four inches. Typical pressure vessel usage includes process and storage vessels in the petroleum, petrochemical, and chemical industries and egg-shaped digesters for wastewater treatment. Other specialty structures are marketed to a diverse group of customers. Examples of specialty structures include processing facilities or components used in the mining industries. We have designed and erected tanks, pressure vessels, and other specialty structures throughout the world.

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

Competitive Strengths

Our core competencies, which we believe are significant competitive strengths, include:

Worldwide Record of Excellence.  We have an established record as a leader in the international engineering and construction industry by providing consistently superior project performance for 117 years.

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

Global Execution Capabilities.  With a global network of some 60 sales and operations offices and established labor and supplier relationships, we have the ability to rapidly mobilize people, materials and equipment to execute projects in locations ranging from highly industrialized countries to some of the world’s more remote regions. We executed more than 500 projects in 40 different countries in 2006. Our global reach makes us an attractive partner for large, global energy and industrial companies with geographically dispersed operations and also allows us to allocate our internal resources to geographies and industries with the greatest current demand. At the same time, because of our long-standing presence in numerous markets around the world, we have a prominent position as a local contractor in those markets.

History of Innovation.  We have established a reputation for technical innovation ever since we introduced the first floating roof storage tank to the petroleum industry in 1923. We have since maintained a strong culture of developing technological innovations and currently possess over 60 active U.S. patents. We develop innovative technologies on behalf of our customers that are immediately applicable to improving hydrocarbon processing, storage technology and field erection procedures. We are equipped with well-established technology and proprietary know-how in refinery processes, synthesis gas production, gas-to-liquids processing, natural gas processing and sulfur removal and recovery processes, an important element for the production of low sulfur transportation fuels.

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

Strong Focus on Project Risk Management.  We are experienced in managing the risk associated with bidding on and executing complex projects. Our position as a fully-integrated EPC service provider allows us to execute global projects on a competitively bid fixed-price, lump-sum basis. In addition, our ability to execute lump-sum contracts provides us with access to a growing segment of the Engineering and Construction (“E&C”) market that is demanding these types of contracts.

Strong Health, Safety and Environmental (“HSE”) Performance.  Success in our industry depends in part on strong HSE performance. Because of our long and outstanding safety record, we are sometimes invited to bid on projects for which other competitors do not qualify. According to the U.S. Bureau of Labor Statistics (“BLS”), the national Lost Workday Case Incidence Rate for construction companies similar to CB&I was 3.6 per 100 full-time employees for 2005 (the latest reported year), while our rate for 2006 was only 0.08 per 100. The national BLS figure for Recordable Incidence Rate was 3.2 per 100 workers for 2005 (the latest reported year), while our rate for 2006 was only 0.40. Our excellent HSE performance also translates directly to lower cost, timely completion of projects, and reduced risk to our employees, subcontractors and customers.

Management Team with Extensive Engineering and Construction Industry Experience.  Members of our senior leadership team have an average of more than 25 years of experience in the engineering and construction industry.

Growth Strategy

We intend to increase shareholder value through the execution of the following growth strategies:

Expanding our Position in the High-Growth Energy Infrastructure Business.  Growing worldwide demand for energy has led to a sustained period of historically high oil and natural gas prices. In turn, these factors have prompted an upsurge in capital spending in the oil and gas industry that is predicted to last for several years. We believe we will benefit from this higher spending curve in a number of areas where we can draw upon our experience and technical capabilities.

In the natural gas market, higher demand and pricing are prompting the development of new LNG import and export facilities and the expansion of existing import terminals, as well as increased development of unconventional natural gas reserves. LNG must be stored at cryogenic temperatures and then regassified for introduction into the natural gas pipeline grid. The desire to monetize stranded gas could also lead to the development of gas-to-liquids (“GTL”) projects. We have capabilities in cryogenic storage and systems which are used to store and regassify LNG; in natural gas processing systems that treat and condition natural gas for consumer use; and in the design and construction of process units used for the conversion of natural gas to liquid fuels.

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

Competition

We operate in a competitive environment. Price, timeliness of completion, quality, safety record and reputation are the principal competitive factors within the industry. There are numerous regional, national and global competitors that offer services similar to ours.

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

Our significant customers, with many of which we have had longstanding relationships, are primarily in the hydrocarbon sector and include major petroleum companies, e.g., British Gas, Chevron, ConocoPhillips, ExxonMobil, Golden Pass LNG, Shell, South Hook LNG and Valero Energy Corporation.

We are not dependent upon any single customer on an ongoing basis and do not believe the loss of any single customer would have a material adverse effect on our business. For the year ended December 31, 2006, we had one customer within our North America segment and one customer within our Europe, Africa, Middle East (“EAME”) segment that each accounted for more than 10% of our total revenue. Revenue from Valero Energy Corporation totaled approximately $353.5 million or 11% of our total revenue, and revenue from South Hook LNG totaled approximately $515.4 million or 16% of our total revenue. For the year ended December 31, 2005, we had one customer within our North America segment that accounted for more than 10% of our total revenue. Revenue from Valero Energy Corporation totaled approximately $244.5 million or 11% of our total revenue. No single customer accounted for more than 10% of our revenue in 2004.

Segment Financial Information

Financial information by geographic area of operation can be found in the section entitled “Results of Operations” in Item 7 and Financial Statements and Supplementary Data in Item 8.

Backlog/New Awards

We had a backlog of work to be completed on contracts of $4.6 billion as of December 31, 2006, compared with $3.2 billion as of December 31, 2005. Due to the timing of awards and the long-term nature of some of our projects, certain backlog of our work may not be completed in the current fiscal year as our revenue is anticipated to be approximately $3.8 to $4.1 billion in 2007. New awards were over $4.4 billion for the year ended December 31, 2006, compared with approximately $3.3 billion for the year ended December 31, 2005.

	Years Ended December 31,
	2006	2005
	(In thousands)

North America	$2,753,121	$1,518,317
Europe, Africa, Middle East	1,143,941	1,196,567
Asia Pacific	324,445	426,265
Central and South America	207,776	138,296

Total New Awards	$4,429,283	$3,279,445

Types of Contracts

Our contracts are usually awarded on a competitive bid and negotiated basis. We are primarily a fixed-price, lump-sum contractor. The balance of our work is performed on variations of cost reimbursable and target price approaches.

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

Environmental Matters

Our operations are subject to extensive and changing U.S. federal, state and local laws and regulations, as well as laws of other nations, that establish health and environmental quality standards. These standards, among others, relate to air and water pollutants and the management and disposal of hazardous substances and wastes. We are exposed to potential liability for personal injury or property damage caused by any release, spill, exposure or other accident involving such pollutants, substances or wastes.

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

We believe that we are currently in compliance, in all material respects, with all environmental laws and regulations. We do not anticipate that we will incur material capital expenditures for environmental controls or for investigation or remediation of environmental conditions during 2007 or 2008.

Patents

We hold patents and licenses for certain items incorporated into our structures. However, none is so essential that its loss would materially affect our business.

Employees

We employed approximately 12,000 persons worldwide as of December 31, 2006. With respect to our total number of employees, as of December 31, 2006, we had 3,863 salaried employees and 8,238 hourly and craft employees. The number of hourly and craft employees varies in relation to the number and size of projects we have in process at any particular time. The percentage of our employees represented by unions generally ranges between 5 and 10 percent. Our unionized subsidiary, CBI Services, Inc., has agreements with various unions representing groups of its employees, the largest of which is with the Boilermakers Union. We have multiple agreements with various Boilermakers Unions, and each contract generally has a three-year term.

We enjoy good relations with our unions and have not experienced a significant work stoppage in any of our facilities in more than 10 years. Additionally, to preserve our project management and technological expertise as core competencies, we recruit, develop and maintain ongoing training programs for engineers and field supervision personnel.

Available Information

We make available our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), free of charge through our internet website at www.cbi.com as soon as reasonably practicable after we electronically file such material with or furnish it to the Securities Exchange Commission (the “SEC”).

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

Our New Awards and Liquidity May Be Adversely Affected by Bonding and Letter of Credit Capacity.

A portion of our new awards requires the support of bid, performance, payment and retention bonds. Our primary use of surety bonds is to support water and wastewater treatment and standard tank projects in the U.S. A restriction, reduction, termination or change in surety agreements could limit our ability to bid on new project opportunities, thereby limiting our new awards, or increase our letter of credit utilization in lieu of bonds, thereby reducing availability under our credit facilities.

Our Revenue and Earnings May Be Adversely Affected by a Reduced Level of Activity in the Hydrocarbon Industry.

In recent years, demand from the worldwide hydrocarbon industry has been the largest generator of our revenue. Numerous factors influence capital expenditure decisions in the hydrocarbon industry, including:

•	current and projected oil and gas prices;

•	exploration, extraction, production and transportation costs;

•	the discovery rate of new oil and gas reserves;

•	the sale and expiration dates of leases and concessions;

•	local and international political and economic conditions, including war or conflict;

•	technological advances;

•	the ability of oil and gas companies to generate capital; and

•	demand for hydrocarbon production.

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

•	unanticipated technical problems with the structures or systems being supplied by us, which may require that we spend our own money to remedy the problem;

•	changes in the costs of components, materials, labor or subcontractors;

•	failure to properly estimate costs of engineering, material, equipment or labor;

•	difficulties in obtaining required governmental permits or approvals;

•	changes in local laws and regulations;

•	changes in local labor conditions;

•	project modifications creating unanticipated costs;

•	delays caused by local weather conditions;

•	our suppliers’ or subcontractors’ failure to perform; and

•	exacerbation of any one or more of these factors as projects grow in size and complexity.

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

Our Use of the Percentage-of-Completion Method of Accounting Could Result in a Reduction or Reversal of Previously Recorded Revenue and Profit.

Revenue is primarily recognized using the percentage-of-completion method. A significant portion of our work is performed on a fixed-price or lump-sum basis. The balance of our work is performed on variations of cost reimbursable and target price approaches. Contract revenue is accrued based on the percentage that actual costs-to-date bear to total estimated costs. We utilize this cost-to-cost approach as we believe this method is less subjective than relying on assessments of physical progress. We follow the guidance of the Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” for accounting policies relating to our use of the percentage-of-completion method, estimating costs, revenue recognition, combining and segmenting contracts and unapproved change order/claim recognition. Under the cost-to-cost approach, while the most widely recognized method used for percentage-of-completion accounting, the use of estimated cost to complete each contract is a significant variable in the process of determining income earned and is a significant factor in the accounting for contracts. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates, which may result in a reduction or reversal of previously recorded revenue and profit.

Acquisitions Involve a Number of Risks.

We may pursue growth through the opportunistic acquisition of companies or assets that will enable us to broaden the types of projects we execute and also expand into new markets. We may be unable to implement this growth strategy if we cannot identify suitable companies or assets, reach agreement on potential strategic acquisitions on acceptable terms or for other reasons. Moreover, an acquisition involves certain risks, including:

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

We were served with subpoenas for documents on August 15, 2005 and January 24, 2006 by the Securities and Exchange Commission in connection with its investigation titled “In the Matter of Halliburton Company, File No. HO-9968,” relating to an LNG construction project on Bonny Island, Nigeria, where we served as one of several subcontractors to a Halliburton affiliate. We are cooperating fully with such investigation.

We Are and Will Continue to Be Involved in Litigation That Could Negatively Impact Our Earnings and Financial Condition.

We have been and may from time to time be named as a defendant in legal actions claiming damages in connection with engineering and construction projects and other matters. These are typically claims that arise in the normal course of business, including employment-related claims and contractual disputes or claims for personal injury (including asbestos-related lawsuits) or property damage which occur in connection with services performed relating to project or construction sites. Contractual disputes normally involve claims relating to the timely completion of projects, performance of equipment, design or other engineering services or project construction services provided by our subsidiaries. Management does not currently believe that pending contractual, employment-related personal injury or property damage claims will have a material adverse effect on our earnings or liquidity; however, such claims could have such an effect in the future. We may incur liabilities that may not be covered by insurance policies, or, if covered, the dollar amount of such liabilities may exceed our policy limits or fall below applicable deductibles. A partially or completely uninsured claim, if successful and of significant magnitude, could cause us to suffer a significant loss and reduce cash available for our operations.

We May Not Be Able to Fully Realize the Revenue Value Reported in Our Backlog.

We have a backlog of work to be completed on contracts totaling $4.6 billion as of December 31, 2006. Backlog develops as a result of new awards, which represent the revenue value of new project commitments received by us during a given period. Backlog consists of projects which have either (i) not yet been started or (ii) are in progress but are not yet complete. In the latter case, the revenue value reported in backlog is the remaining value associated with work that has not yet been completed. We cannot guarantee that the revenue projected in our backlog will be realized, or if realized, will result in earnings. From time to time, projects are cancelled that appeared to have a high certainty of going forward at the time they were recorded as new awards. In the event of a project cancellation, we may be reimbursed for certain costs but typically have no contractual right to the total revenue reflected in our backlog. In addition to being unable to recover certain direct costs, cancelled projects may also result in additional unrecoverable costs due to the resulting under-utilization of our assets. Finally, poor project or contract performance could also unfavorably impact our earnings.

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

We Have a Risk that Our Goodwill and Indefinite-Lived Intangible Assets May be Impaired and Result in a Charge to Income.

We have accounted for our past acquisitions using the “purchase” method of accounting. Under the purchase method we recorded, at fair value, assets acquired and liabilities assumed, and we recorded as goodwill the difference between the cost of acquisitions and the sum of the fair value of tangible and identifiable intangible assets acquired, less liabilities assumed. Indefinite-lived intangible assets were segregated from goodwill and recorded based upon expected future recovery of the underlying assets. At December 31, 2006, our goodwill balance was $229.5 million, attributable to the excess of the purchase price over the fair value of assets acquired relative to acquisitions within our North America segment and our Europe, Africa, Middle East segment. Our indefinite-lived intangible assets balance as of December 31, 2006, was $24.7 million, attributable to tradenames purchased in conjunction with the 2000 Howe-Baker International acquisition. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), our recorded goodwill and indefinite-lived intangible asset balances are not amortized but instead are subject to an impairment review on at least an annual basis. Since our adoption of SFAS No. 142 during the first quarter of 2002, we had no indicators of impairment on goodwill or indefinite-lived intangible assets. However, an impairment loss on other amortized intangibles was identified and recognized during the second quarter of 2006 within the North America segment. The total impairment loss was approximately $1.0 million and was recognized within intangibles amortization in the 2006 consolidated statement of income. In the future, if our remaining goodwill or other intangible assets were determined to be impaired, the impairment would result in a charge to income from operations in the year of the impairment with a resulting decrease in our recorded net worth.

If We Are Unable to Attract and Retain Key Personnel, Our Business Could Be Adversely Affected.

Our future success depends on our ability to attract, retain and motivate highly skilled personnel in various areas, including engineering, project management, procurement, project controls, finance and senior management. If we do not succeed in retaining and motivating our current employees and attracting new high quality employees, our business could be adversely affected.

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

Our revenue and earnings may fluctuate from quarter to quarter due to a number of factors, including the selection of, timing of, or failure to obtain projects, delays in awards of projects, cancellations of projects, delays in the completion of contracts and the timing of approvals of change orders or recoveries of claims against our customers. It is likely that in some future quarters our operating results may fall below the expectations of investors. In this event, the trading price of our common stock could decline significantly.

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

As a company incorporated in The Netherlands, we would be classified as a “controlled foreign corporation” for United States federal income tax purposes if any United States person acquires 10% or more of our common shares (including ownership through the attribution rules of Section 958 of the Internal Revenue Code of 1986, as amended (the “Code”), each such person, a “U.S. 10% Shareholder”) and the sum of the percentage ownership by all U.S. 10% Shareholders exceeds 50% (by voting power or value) of our common shares. We do not believe we are a controlled foreign corporation. However, we may be determined to be a controlled foreign corporation in the future. In the event that such a determination were made, all U.S. 10% Shareholders would be subject to taxation under Subpart F of the Code. The ultimate consequences of this determination are fact-specific to each U.S. 10% Shareholder, but could include possible taxation of such U.S. 10% Shareholder on a pro rata portion of our income, even in the absence of any distribution of such income.

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

Forward-looking statements involve known and unknown risks and uncertainties. In addition to the material risks listed under “Item 1A. Risk Factors” that may cause our actual results, performance or achievements to be materially different from those expressed or implied by any forward-looking statements, the following factors could also cause our results to differ from such statements:

•	our ability to realize cost savings from our expected execution performance of contracts;

•	the uncertain timing and the funding of new contract awards, and project cancellations and operating risks;

•	cost overruns on fixed price, target price or similar contracts whether as the result of improper estimates or otherwise;

•	risks associated with percentage-of-completion accounting;

•	our ability to settle or negotiate unapproved change orders and claims;

•	changes in the costs or availability of, or delivery schedule for, equipment, components, materials, labor or subcontractors;

•	adverse impacts from weather may affect our performance and timeliness of completion, which could lead to increased costs and affect the costs or availability of, or delivery schedule for, equipment, components, materials, labor or subcontractors;

•	increased competition;

•	fluctuating revenue resulting from a number of factors, including the cyclical nature of the individual markets in which our customers operate;

•	lower than expected activity in the hydrocarbon industry, demand from which is the largest component of our revenue;

•	lower than expected growth in our primary end markets, including but not limited to LNG and clean fuels;

•	risks inherent in acquisitions and our ability to obtain financing for proposed acquisitions;

•	our ability to integrate and successfully operate acquired businesses and the risks associated with those businesses;

•	adverse outcomes of pending claims or litigation or the possibility of new claims or litigation, including but not limited to pending securities class action litigation, and the potential effect on our business, financial condition and results of operations;

•	the ultimate outcome or effect of the pending FTC order on our business, financial condition and results of operations;

•	lack of necessary liquidity to finance expenditures prior to the receipt of payment for the performance of contracts and to provide bid and performance bonds and letters of credit securing our obligations under our bids and contracts;

•	proposed and actual revisions to U.S. and non-U.S. tax laws, and interpretation of said laws, and U.S. tax treaties with non-U.S. countries (including The Netherlands), that seek to increase income taxes payable;

•	political and economic conditions including, but not limited to, war, conflict or civil or economic unrest in countries in which we operate; and

•	a downturn or disruption in the economy in general.

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

Location	Type of Facility	Interest

North America
Beaumont, Texas	Engineering, fabrication facility, operations and administrative office	Owned
Birmingham, Alabama	Warehouse	Owned
Clive, Iowa	Fabrication facility, warehouse, operations and administrative office	Owned
Everett, Washington	Fabrication facility, warehouse, operations and administrative office	Leased
Fort Saskatchewan, Canada	Warehouse, operations and administrative office	Owned
Edmonton, Canada	Administrative office	Leased
Franklin, Tennessee	Warehouse	Owned
Houston, Texas	Engineering and fabrication facility	Owned
Houston, Texas	Engineering and administrative office	Leased
Houston, Texas	Warehouse	Leased
Kankakee, Illinois	Warehouse	Owned
Liberty, Texas	Fabrication facility	Leased
Niagara Falls, Canada	Engineering and administrative office	Leased
Pittsburgh, Pennsylvania	Engineering, operations and administrative office	Leased

Location	Type of Facility	Interest

Plainfield, Illinois	Engineering, operations and administrative office	Leased
Provo, Utah	Fabrication facility, warehouse, operations and administrative office	Owned
Richardson, Texas	Engineering and administrative office	Leased
San Luis Obispo, California	Warehouse and fabrication facility	Owned
Tyler, Texas	Engineering, fabrication facilities, operations and administrative office	Owned
Warren, Pennsylvania	Fabrication facility	Leased
The Woodlands, Texas	Engineering, operations and administrative office	Owned
Europe, Africa, Middle East
Al Aujam, Saudi Arabia Dubai, United Arab Emirates	Fabrication facility and warehouse Engineering, operations, administrative office and warehouse	Owned Leased
Ajman, United Arab Emirates Hoofddorp, The Netherlands	Engineering office Principal executive office	Leased Leased
London, England	Engineering, operations and administrative office	Leased
Secunda, South Africa	Fabrication facility and warehouse	Leased
West Bay, Doha Qatar	Administrative and engineering office	Leased
Asia Pacific
Bangkok, Thailand	Administrative office	Leased
Batangas, Philippines	Fabrication facility and warehouse	Leased
Blacktown, Australia	Engineering, operations and administrative office	Leased
Kwinana, Australia	Fabrication facility, warehouse and administrative office	Owned
Shanghai, China	Sales office	Leased
Tokyo, Japan	Sales office	Leased
Central and South America
Caracas, Venezuela	Administrative and engineering office	Leased
Puerto Ordaz, Venezuela	Fabrication facility and warehouse	Leased

We also own or lease a number of sales, administrative and field construction offices, warehouses and equipment maintenance centers strategically located throughout the world.

Item 3.	Legal Proceedings

We have been and may from time to time be named as a defendant in legal actions claiming damages in connection with engineering and construction projects and other matters. These are typically claims that arise in the normal course of business, including employment-related claims and contractual disputes or claims for personal injury or property damage which occur in connection with services performed relating to project or construction sites. Contractual disputes normally involve claims relating to the timely completion of projects, performance of equipment, design or other engineering services or project construction services provided by our subsidiaries. Management does not currently believe that pending contractual, employment-related personal injury or property damage claims will have a material adverse effect on our earnings or liquidity.

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

Securities Class Action — A class action shareholder lawsuit was filed on February 17, 2006 against us, Gerald M. Glenn, Robert B. Jordan, and Richard E. Goodrich in the United States District Court for the Southern District of New York entitled Welmon v. Chicago Bridge & Iron Co. NV, et al. (No. 06 CV 1283). The complaint was filed on behalf of a purported class consisting of all those who purchased or otherwise acquired our securities from March 9, 2005 through February 3, 2006 and were damaged thereby.

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

Asbestos Litigation — We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. As of December 31, 2006, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 4,549 plaintiffs, and of those claims, approximately 1,918 claims were pending and 2,631 have been closed through dismissals or settlements. As of December 31, 2006, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount per claim of approximately one thousand dollars. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. We review each case on its own merits and make accruals based on the probability of loss and our ability to estimate the amount of liability and related expenses, if any. We do not currently believe that any unresolved asserted claims will have a material adverse effect on our future results of operations or financial position and at December 31, 2006 we had accrued $0.8 million for liability and related expenses. We are unable to quantify estimated recoveries for recognized and unrecognized contingent losses, if any, that may be expected to be recoverable through insurance, indemnification arrangements or other sources because of the variability in the coverage amounts, deductibles, limitations and viability of carriers with respect to our insurance policies for the years in question.

Other — We were served with subpoenas for documents on August 15, 2005 and January 24, 2006 by the Securities and Exchange Commission in connection with its investigation titled “In the Matter of Halliburton Company, File No. HO-9968,” relating to an LNG construction project on Bonny Island, Nigeria, where we served as one of several subcontractors to a Halliburton affiliate. We are cooperating fully with such investigation.

Environmental Matters — Our operations are subject to extensive and changing U.S. federal, state and local laws and regulations, as well as laws of other nations, that establish health and environmental quality standards. These standards, among others, relate to air and water pollutants and the management and disposal of hazardous substances and wastes. We are exposed to potential liability for personal injury or property damage caused by any release, spill, exposure or other accident involving such pollutants, substances or wastes.

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

We believe that we are currently in compliance, in all material respects, with all environmental laws and regulations. We do not anticipate that we will incur material capital expenditures for environmental controls or for investigation or remediation of environmental conditions during 2007 or 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2006.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is traded on the New York Stock Exchange. As of February 1, 2007, we had approximately 17,600 shareholders. The following table presents the range of Common Stock prices on the New York Stock Exchange and the cash dividends paid per share of common stock for the years ended December 31, 2006 and 2005:

	Range of Common Stock Prices			Dividends
	High	Low	Close	Per Share

Year Ended December 31, 2006
Fourth Quarter	$29.75	$23.17	$27.34	$0.03
Third Quarter	$27.78	$22.75	$24.06	$0.03
Second Quarter	$27.50	$21.78	$24.15	$0.03
First Quarter	$31.85	$19.60	$24.00	$0.03
Year Ended December 31, 2005
Fourth Quarter	$32.75	$19.49	$25.21	$0.03
Third Quarter	$33.00	$22.83	$31.09	$0.03
Second Quarter	$25.25	$18.25	$22.86	$0.03
First Quarter	$23.87	$17.83	$22.02	$0.03

Any future cash dividends will depend upon our results of operations, financial condition, cash requirements, availability of surplus and such other factors as our Board of Directors may deem relevant.

The following table provides information for the three months ending December 31, 2006 about purchases by the Company of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities(3)

	(a) Total	(b) Average	(c) Shares Purchased as	(d) Shares that May Yet Be
	Number of	Price Paid	Part of Publicly	Purchased Under the
Period(1)	Shares Purchased	per Share	Announced Plan	Plan(2)

October 2006 (10/1/06-10/31/06)	—	$—	1,416,500	8,283,500
November 2006 (11/1/06-11/30/06)	300,000	$28.5496	1,716,500	7,983,500
December 2006 (12/1/06-12/31/06)	325,000	$28.3390	2,041,500	7,658,500

Total	625,000	$28.4401	2,041,500	7,658,500

(1)	On June 1, 2006, we announced the resumption and extension through January 28, 2008 of our existing stock repurchase program, which was originally initiated on May 16, 2005 and re-approved on July 22, 2006.

(2)	Under the existing stock repurchase program, the authorized amount of the repurchase totals up to 10% of our issued share capital (or approximately 9,700,000 shares).

(3)	Table does not include the repurchase of redeemable common stock, shares withheld for tax purposes or forfeitures under our equity plans.

Item 6.	Selected Financial Data

We derived the following summary financial and operating data for the five years ended December 31, 2002 through 2006 from our audited Consolidated Financial Statements, except for “Other Data.” You should read this information together with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements, including the related notes, appearing in “Item 8. Financial Statements and Supplementary Data.”

	Years Ended December 31,
	2006	2005(6)	2004(5)	2003	2002
	(In thousands, except per share and employee data)

Income Statement Data
Revenue	$3,125,307	$2,257,517	$1,897,182	$1,612,277	$1,148,478
Cost of revenue	2,843,554	2,109,113	1,694,871	1,415,715	992,927

Gross profit	281,753	148,404	202,311	196,562	155,551
Selling and administrative expenses	133,769	106,937	98,503	93,506	73,155
Intangibles amortization	1,572	1,499	1,817	2,548	2,529
Other operating loss (income), net(1)	773	(10,267)	(88)	(2,833)	(1,818)
Exit costs/special charges(2)	—	—	—	—	3,972

Income from operations	145,639	50,235	102,079	103,341	77,713
Interest expense	(4,751)	(8,858)	(8,232)	(6,579)	(7,114)
Interest income	20,420	6,511	2,233	1,300	1,595

Income before taxes and minority interest	161,308	47,888	96,080	98,062	72,194
Income tax expense	(38,127)	(28,379)	(31,284)	(29,713)	(20,233)

Income before minority interest	123,181	19,509	64,796	68,349	51,961
Minority interest in (income) loss	(6,213)	(3,532)	1,124	(2,395)	(1,812)

Net income	$116,968	$15,977	$65,920	$65,954	$50,149

Per Share Data(4)
Net income — basic	$1.21	$0.16	$0.69	$0.73	$0.58
Net income — diluted	$1.19	$0.16	$0.67	$0.69	$0.56
Cash dividends	$0.12	$0.12	$0.08	$0.08	$0.06

Balance Sheet Data
Goodwill	$229,460	$230,126	$233,386	$219,033	$157,903
Total assets	$1,835,010	$1,377,819	$1,102,718	$932,362	$754,613
Long-term debt	$—	$25,000	$50,000	$75,000	$75,000
Total shareholders’ equity	$542,435	$483,668	$469,238	$389,164	$282,147

Cash Flow Data
Cash flows from operating activities	$476,129	$164,999	$132,769	$90,366	$72,030
Cash flows from investing activities	$(78,599)	$(26,350)	$(26,051)	$(102,030)	$(36,957)
Cash flows from financing activities	$(112,071)	$(41,049)	$16,754	$22,046	$16,985

Other Financial Data
Gross profit percentage	9.0%	6.6%	10.7%	12.2%	13.5%
Depreciation and amortization	$28,026	$18,216	$22,498	$21,431	$19,661
Capital expenditures	$80,352	$36,869	$17,430	$31,286	$23,927

	Years Ended December 31,
	2006	2005(6)	2004(5)	2003	2002
	(In thousands, except per share and employee data)

Other Data
New awards(3)	$4,429,283	$3,279,445	$2,614,549	$1,708,210	$1,641,128
Backlog(3)	$4,560,629	$3,199,395	$2,339,114	$1,590,381	$1,310,987
Number of employees:
Salaried	3,863	3,218	3,204	2,895	2,152
Hourly and craft	8,238	6,773	7,824	7,337	4,770

(1)	Other operating loss (income), net, generally represents losses (gains) on the sale of technology, property, plant and equipment.

(2)	In 2002, we recognized special charges of $4.0 million. Included in the 2002 special charges were $3.4 million for personnel costs including severance and personal moving expenses associated with the relocation of our administrative offices, $0.5 million for integration costs related to integration initiatives associated with the acquisition of the PDM Divisions and $0.4 million for facilities costs relating to the closure and relocation of facilities. During 2002, we also recorded income of $0.4 million in relation to adjustments associated with the sale of our XL Technology Systems, Inc. subsidiary.

(3)	New awards represent the value of new project commitments received by us during a given period. These commitments are included in backlog until work is performed and revenue is recognized or until cancellation. Backlog may also fluctuate with currency movements.

(4)	On February 25, 2005, we declared a two-for-one stock split effective in the form of a stock dividend paid March 31, 2005, to stockholders of record at the close of business on March 21, 2005. The per share amounts reflect the impact of the stock split for all periods presented.

(5)	Included in our 2004 results of operations were losses associated with the recognition of potentially unrecoverable costs on two projects, one in our EAME segment’s Saudi Arabia region and the other in our North America segment, as fully described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(6)	Included in our 2005 results of operations were losses associated with the recognition of potentially unrecoverable costs on four projects, two in our North America segment and two in our EAME segment, as fully described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We are a global EPC company serving customers in a number of key industries including oil and gas; petrochemical and chemical; power; water and wastewater; and metals and mining. We have been helping our customers produce, process, store and distribute the world’s natural resources for more than 100 years by supplying a comprehensive range of engineered steel structures and systems. We offer a complete package of design, engineering, fabrication, procurement, construction and maintenance services. Our projects include hydrocarbon processing plants, LNG terminals and peak shaving plants, offshore structures, pipelines, bulk liquid terminals, water storage and treatment facilities, and other steel structures and their associated systems. We have been continuously engaged in the engineering and construction industry since our founding in 1889.

RESULTS OF OPERATIONS

Our new awards, revenue and income from operations in the following geographic segments are as follows:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

New Awards(1)
North America	$2,753,121	$1,518,317	$1,448,055
Europe, Africa, Middle East	1,143,941	1,196,567	962,299
Asia Pacific	324,445	426,265	135,226
Central and South America	207,776	138,296	68,969

Total new awards	$4,429,283	$3,279,445	$2,614,549

Revenue
North America	$1,676,694	$1,359,878	$1,130,096
Europe, Africa, Middle East	1,101,813	582,918	508,735
Asia Pacific	234,764	222,720	175,883
Central and South America	112,036	92,001	82,468

Total revenue	$3,125,307	$2,257,517	$1,897,182

Income (Loss) From Operations
North America	$79,164	$43,799	$73,709
Europe, Africa, Middle East	46,079	(11,969)	12,625
Asia Pacific	16,219	8,898	4,445
Central and South America	4,177	9,507	11,300

Total income from operations	$145,639	$50,235	$102,079

(1)	New awards represent the value of new project commitments received by us during a given period. These commitments are included in backlog until work is performed and revenue is recognized or until cancellation.

2006 VERSUS 2005

New Awards/Backlog — New awards in 2006 of $4.4 billion, increased $1.1 billion, or 35% compared with 2005. Approximately 62% of our new awards during 2006 were for contracts awarded in North America. During 2006, North America’s new awards increased 81% due to a major LNG import terminal award in the United States (“U.S.”), valued at $1.1 billion. New awards in our EAME segment decreased 4%, attributable to the impact of LNG import terminal awards in the United Kingdom during 2005, partly offset by two major awards in the Middle East and growth on the United Kingdom LNG terminals during 2006. New awards in our Asia Pacific (“AP”) segment decreased 24%, primarily due to the impact of a large LNG terminal and tank award in China during 2005, partly offset by the award of a major LNG expansion project in Australia during 2006. New awards in the Central and South America (“CSA”) segment increased 50% due to oil refinery process related awards in the Caribbean. In 2007, we anticipate new awards to range between $5.0 and $5.5 billion based on the strength of the oil and gas market, our expertise, strong client relationships, as well as our positions in South America and Asia Pacific.

Due to our strong performance in new awards, our backlog has increased from $3.2 billion in 2005 to $4.6 billion in 2006. We expect our backlog to continue to grow in keeping with our strong anticipated new awards.

Revenue — Revenue in 2006 of $3.1 billion increased $867.8 million, or 38%, compared with 2005. Our revenue fluctuates based on the changing project mix and is dependent on the amount and timing of new awards, project schedules, durations and other matters. During 2006, revenue increased 23% in the North America segment, 89% in the EAME segment, 5% in the AP segment, and 22% in the CSA segment. The increase in the North

America segment was primarily a result of higher backlog going into the year for refinery related work coupled with the award of the LNG terminal noted above. Revenue growth in the EAME segment resulted from continued progress on two LNG projects in the United Kingdom, which accounted for approximately 23% of the Company’s total revenue during 2006, and strong progress on steel plate structure projects in the region. AP remained comparable to 2005 as the continued LNG work in China was partly offset by lower volume in Australia. CSA’s increase was a result of higher backlog going into the year. We anticipate total revenue for 2007 will be between $3.8 and $4.1 billion. Based upon the current backlog and prospects for new awards, we expect 2007 revenue growth in all segments, particularly CSA.

Gross Profit — Gross profit in 2006 was $281.8 million, or 9.0% of revenue, compared with $148.4 million, or 6.6% of revenue, in 2005. The 2006 and 2005 results were impacted by several key factors including the following:

•	In 2005, we recognized a $53.0 million charge to earnings for unrecoverable costs on certain projects forecasted to close in a significant loss position. Total provisions charged to earnings during 2006 for projects forecasted to close in a loss position were not significant.

•	During 2005, we increased forecasted construction costs to complete several projects in the U.S., primarily related to third party construction sublets.

•	In 2005 we reported higher foreign currency exchange losses, primarily attributable to the mark-to-market of hedges.

•	During 2005, we incurred significant legal and consulting fees to pursue claims recovery on several projects. During 2006, fees associated with claims pursuit were not significant and we negotiated recovery of a claim on a substantially completed project.

North America

The increase compared with 2005 is primarily due to the 2005 negative project cost adjustments. During 2005, our North America segment was impacted by several key factors, including recognition of unrecoverable costs on two projects, one that is now complete and another that is substantially complete, as well as increases in forecasted costs to complete several projects in the U.S. resulting from higher than expected construction costs, primarily related to third party construction sublets. These forecasted costs increased substantially during the second half of 2005 due to tight market conditions, which were further impacted by Hurricanes Katrina and Rita.

EAME

The improvement compared with 2005 is primarily attributable to the following:

•	During 2005, we recognized a $31.1 million provision for a project forecasted to be in a loss position. No significant provisions were charged to earnings for this project in 2006.

•	During 2006, we negotiated recovery of a claim, while in 2005, we incurred significant legal and consulting fees to pursue claims recovery.

•	Also during 2005, we recognized adjustments to projected costs to complete a project in our Middle East region which experienced delays.

•	During 2006, we recorded lower losses on derivative transactions, when compared with 2005. The 2005 losses were attributable to the mark-to-market of hedges deemed to be ineffective.

Partially offsetting the overall improvement from 2005 were increased forecasted construction costs on a specific project, primarily related to third party sublets and the impact of labor productivity issues stemming from the inclement weather conditions. The majority of these costs impacted the last half of 2006.

Other

The AP segment benefited from project savings and settlements on completed projects in 2006, while our CSA segment was impacted by negative project cost adjustments and higher pre-contract costs.

At December 31, 2006, we had no material outstanding unapproved change orders/claims recognized. Outstanding unapproved change orders/claims recognized, net of reserves, as of December 31, 2005 were $48.5 million. The decrease in outstanding unapproved change orders/claims is due primarily to a final settlement associated with a completed project in our EAME segment during the second quarter of 2006. The settlement did not have a significant effect on our reported results.

Selling and Administrative Expenses — Selling and administrative expenses were $133.8 million, or 4.3% of revenue, in 2006, compared with $106.9 million, or 4.7% of revenue, in 2005. The absolute dollar increase compared with 2005 related primarily to the following factors:

•	increased incentive program costs (of approximately $14.0 million), primarily performance based compensation costs and pursuant to SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), the effect of accelerating stock compensation charges for employees becoming eligible for retirement during the award’s vesting period;

•	increased professional fees, including incremental accounting fees necessary to complete the 2005 annual audit, higher 2006 base audit fees and fees relating to legal matters; and

•	severance and retention agreements and the effect of accelerating stock compensation charges associated with the departure of former executives.

We adopted SFAS No. 123(R) on January 1, 2006 by applying the modified prospective method. Prior to adoption, we accounted for our share-based compensation awards using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. As of December 31, 2006, there was $9.1 million of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted-average period of 1.8 years. See Note 12 to our Consolidated Financial Statements for more information related to our adoption of SFAS No. 123(R).

Income from Operations — During 2006, income from operations was $145.6 million, representing a $95.4 million increase compared with 2005. As described above, our results were favorably impacted by higher revenue volume and gross profit levels. The overall increase was partially offset by increased selling, general and administrative costs and the impact of the recognition of gains on the sale of property, plant, equipment and technology during 2005, which included a $7.9 million gain associated with the sale of non-core business related technology.

Interest Expense and Interest Income — Interest expense decreased $4.1 million from the prior year to $4.8 million, primarily due to the impact of a scheduled principle installment payment of $25.0 million on our senior notes and a favorable settlement of contingent tax obligations. Interest income increased $13.9 million from 2005 to $20.4 million primarily due to higher short-term investment levels and associated yields.

Income Tax Expense — Income tax expense for 2006 and 2005 was $38.1 million, or 23.6% of pre-tax income, and $28.4 million, or 59.3% of pre-tax income, respectively. The rate decrease compared with 2005 was primarily due to the U.S./non-U.S. income mix, the reversal of foreign valuation allowances, the release of tax reserves and provision to tax return adjustments. As of December 31, 2006, we had approximately $27.7 million of U.S. net operating loss carryforwards (“NOLs”), none of which were subject to limitation under Internal Revenue Code Section 382. We expect our 2007 rate to return to the upper end of our historical range of 28% to 32%.

We operate in more than 60 locations worldwide and, therefore, are subject to the jurisdiction of multiple taxing authorities. Determination of taxable income in any given jurisdiction requires the interpretation of applicable tax laws, regulations, treaties, tax pronouncements and other tax agreements. As a result, we are subject to tax assessments in such jurisdictions, including assessments related to the determination of taxable income, transfer pricing and the application of tax treaties, among others. We believe we have adequately provided for any such known or anticipated assessments. We believe that the majority of the amount currently provided under SFAS No. 5, “Accounting for Contingencies” (“SFAS No. 5”), will not be settled in the next twelve months and such possible settlement will not have a significant impact on our liquidity.

Minority Interest in Income — Minority interest in income in 2006 was $6.2 million compared with minority interest in income of $3.5 million in 2005. The change from 2005 primarily relates to higher operating income for certain entities.

2005 VERSUS 2004

New Awards/Backlog — In 2005, new awards were $3.3 billion, compared with $2.6 billion in 2004. Approximately 46% of our new awards during 2005 were for contracts awarded in North America. During 2005, North America’s new awards increased 5% due to major awards in units that process heavy crude and improve refinery throughput in the U.S. and an LNG award in Canada. New awards in our EAME segment increased 24%, attributable to LNG import terminal awards in the United Kingdom, as well as liquefied petroleum gas and petrochemical storage awards in the Middle East. New awards in our AP segment increased 215%, primarily due to a large LNG import terminal award in China. New awards in the CSA segment increased 101% due to the award of a natural gas processing plant in South America.

Due to our strong performance in new awards, our backlog increased from $2.3 billion in 2004 to $3.2 billion in 2005.

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

Gross Profit — Gross profit in 2005 was $148.4 million, or 6.6% of revenue, compared with $202.3 million, or 10.7% of revenue, in 2004. The 2005 and 2004 results were impacted by several key factors including the following:

•	In both periods, we recognized unrecoverable costs on certain projects forecasted to close in a significant loss position. Total provisions charged to earnings during 2005 were comparable to 2004.

•	During 2005, we increased forecasted construction costs to complete several projects in the U.S., primarily related to third party construction sublets. As further described below, these forecasted costs increased substantially during the second half of 2005 due to tight market conditions, which were further impacted by Hurricanes Katrina and Rita.

•	During 2004, we reported substantial savings on several U.S. projects that were substantially complete. In 2005, we did not experience similar savings and as a result of revisions to total cost estimates on certain U.S. projects anticipated savings were not fully realized in 2005.

•	In 2005, we reported significant foreign currency exchange losses, primarily attributable to the mark-to-market of hedges, compared with exchange gains in 2004.

•	During 2005, we incurred significant legal and consulting fees to pursue claims recovery on several projects. During 2004, we incurred minimal fees associated with claims pursuit and negotiated recovery of a claim that had been previously written off.

North America

Our North America segment was impacted by several key factors, including recognition of potentially unrecoverable costs on two projects, one that was substantially complete and another that was partially canceled, as well as increases in forecasted costs to complete several projects in the U.S. resulting from higher than expected construction costs, primarily related to third party construction sublets. Our third party construction sublet costs increased substantially during the second half of 2005 due to tight market conditions, which were further impacted by the effects of Hurricanes Katrina and Rita. The reconstruction effort led by FEMA attracted a large portion of construction capacity, raising cost profiles and making resources scarce for other work in the U.S. unrelated to Gulf Coast reconstruction efforts.

North America Projects in a Loss Position

Our gross profit was negatively affected by the provision for unrecoverable costs on a non-construction, fabrication-only project in the U.S. The project was scheduled for completion by the end of 2006, but a dispute arose. We ceased fabrication and we and our customer filed legal claims against one another for breach of contract. Because the contract was forecasted to result in a loss, provision for such loss was made resulting in a $9.4 million charge to earnings in 2005. This dispute was resolved in 2006 with no significant impact on our earnings.

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

EAME

The decrease in the EAME segment was primarily attributable to provisions for a project forecasted to be in a loss position, as further described below, higher legal costs associated with the pursuit of claims recovery and progress on a mix of lower margin work compared with 2004. Also impacting the segment were adjustments to projected costs to complete a project in our Middle East region which experienced delays for which we intended to submit and pursue change orders and claims, and losses attributable to the mark-to-market of hedges deemed to be ineffective. Provisions charged to income in 2004 within this segment for an unrelated project in a loss position within our Saudi region were $26.6 million. There were no significant charges to earnings during 2005 for this project.

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

Other

At December 31, 2005 we had outstanding unapproved change orders/claims recognized of $48.5 million, net of reserves, of which $43.5 million was associated with a completed project in our EAME segment. As of December 31, 2004, we had outstanding unapproved change orders/claims recognized of $46.1 million, net of reserves.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, cash and cash equivalents totaled $619.4 million.

Operating — During 2006, our operations generated $476.1 million of cash flows, as profitability and lower cash investments in contracts in progress were partially offset by the $23.7 million reclassification of benefits of tax deductions in excess of recognized compensation cost from an operating to a financing cash flow activity as required by SFAS No. 123(R). The decrease in contracts in progress primarily resulted from advance payments from customers and timely cash collections on projects within our North America and EAME segments, respectively. The level of working capital, of which contracts in progress is a significant component, varies from period to period and is affected by the mix, stage of completion and commercial terms of contracts. We expect an increase in our working capital levels during 2007, primarily on our larger projects, which would decrease our available cash.

Investing — In 2006, we incurred $80.4 million for capital expenditures, including the purchase and renovation of a fabrication facility in the United States and purchase of project related equipment, primarily to support projects in our North America and EAME segments. For 2007, capital expenditures are anticipated to be in the $120.0 to $135.0 million range.

We continue to evaluate and selectively pursue opportunities for expansion of our business through acquisition of complementary businesses. These acquisitions, if they arise, may involve the use of cash or may require debt or equity financing.

Financing — During 2006, net cash flows utilized in financing activities were $112.1 million. The primary uses of cash included the following:

•	Purchases of treasury stock totaled $106.7 million (4.2 million shares at an average price of $25.22 per share) that included cash payments of $20.7 million for withholding taxes on taxable share distributions, for which we withheld approximately 0.9 million shares, approximately $47.6 million for the repurchase of 1.9 million shares of our stock as part of our buy-back program and $38.4 million for the repurchase of 1.5 million shares of redeemable common stock, as discussed below.

•	In July 2006, we paid the second of three equal annual installments of $25.0 million on our senior notes.

•	We paid cash dividends of $11.6 million.

The overall use of cash was partially offset by the impact of the following:

•	A $23.7 million reclassification of benefits of tax deductions in excess of recognized compensation cost, as discussed above, and

•	$12.4 million from the issuance of common and treasury shares, primarily from the exercise of stock options.

Pursuant to an agreement between the Company and a former executive, a distribution of shares to the former executive during the first quarter of 2006 included a put provision that required the Company to redeem the shares for cash upon exercise of the put. In November 2006, the former executive exercised the put, and the Company redeemed 1.5 million shares for a market price of $38.4 million.

Our primary internal source of liquidity is cash flow generated from operations. Capacity under a revolving credit facility is also available, if necessary, to fund operating or investing activities. We have a five-year $850.0 million, committed and unsecured revolving credit facility, which terminates in October 2011. As of December 31, 2006, no direct borrowings were outstanding under the revolving credit facility, but we had issued $255.1 million of letters of credit under the five-year facility. Such letters of credit are generally issued to customers in the ordinary course of business to support advance payments, as performance guarantees, or in lieu of retention on our contracts. As of December 31, 2006, we had $594.9 million of available capacity under this facility. The facility contains certain restrictive covenants, including a maximum leverage ratio, minimum fixed charge coverage ratio and a minimum net worth level, among other restrictions. The facility also places restrictions on us with regard to subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, and mergers and acquisitions, among other restrictions.

In addition to the revolving credit facility, we have three committed and unsecured letter of credit and term loan agreements (the “LC Agreements”) with Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, National Association, and various private placement note investors. Under the terms of the LC Agreements, either banking institution can issue letters of credit (the “LC Issuers”). In the aggregate, the LC Agreements provide up to $275.0 million of capacity. As of December 31, 2006, no direct borrowings were outstanding under the LC Agreements, but we had issued $206.1 million of letters of credit among all three tranches of LC Agreements. Tranche A, a $50.0 million facility, had not issued any letters of credit while Tranche B, a $100.0 million facility, was fully utilized. Both Tranche A and Tranche B are five-year uncommitted facilities which terminate in November 2011. Tranche C is an eight-year, $125.0 million facility expiring in November 2014. As of December 31, 2006, we had issued $106.1 million of letters of credit under Tranche C, leaving $18.9 million of available capacity. The LC Agreements contain certain restrictive covenants, such as a minimum net worth level, a minimum fixed charge coverage ratio and a maximum leverage ratio. The LC Agreements also include restrictions with regard to subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, affiliate transactions, sales and leasebacks, and mergers and acquisitions, among other restrictions. In the event of default under the LC Agreements, including our failure to reimburse a draw against an issued letter of credit, the LC Issuer could transfer its claim against us, to the extent such amount is due and payable by us under the LC Agreements, to the private placement note investors, creating a term loan that is due and payable no later than the stated maturity of the respective LC Agreement. In addition to quarterly letter of credit fees and, to the extent that a term loan is in effect, we would be assessed a floating rate of interest over LIBOR.

We also have various short-term, uncommitted revolving credit facilities across several geographic regions of approximately $521.3 million. These facilities are generally used to provide letters of credit or bank guarantees to customers in the ordinary course of business to support advance payments, as performance guarantees, or in lieu of retention on our contracts. At December 31, 2006, we had available capacity of $71.9 million under these uncommitted facilities. In addition to providing letters of credit or bank guarantees, we also issue surety bonds in the ordinary course of business to support our contract performance. For a further discussion of letters of credit and surety bonds, see Note 10 to our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

Our $25.0 million of senior notes also contain a number of restrictive covenants, including a maximum leverage ratio and minimum levels of net worth and fixed charge ratios, among other restrictions. The notes also place restrictions on us with regard to investments, other debt, subsidiary indebtedness, sales of assets, liens, nature of business conducted and mergers, among other restrictions.

As of December 31, 2006, the following commitments were in place to support our ordinary course obligations:

	Amounts by Expiration Period
		Less Than			After
Commitments	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)

Letters of credit/bank guarantees	$910,555	$257,068	$562,212	$81,250	$10,025
Surety bonds	274,396	238,062	36,334	—	—

Total commitments	$1,184,951	$495,130	$598,546	$81,250	$10,025

Note: Letters of credit include $34,793 of letters of credit issued in support of our insurance program.

Contractual obligations at December 31, 2006 are summarized below:

	Payments Due by Period
		Less Than			After
Contractual	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(In thousands)

Senior notes(1)	$26,835	$26,835	—	—	—
Operating leases	163,396	23,325	28,997	24,732	86,342
Purchase obligations(2)	—	—	—	—	—
Self-insurance obligations(3)	15,581	15,581	—	—	—
Pension funding obligations(4)	6,339	6,339	—	—	—
Postretirement benefit funding obligations(4)	1,502	1,502	—	—	—

Total contractual obligations	$213,653	$73,582	$28,997	$24,732	$86,342

(1)	Includes interest accruing at a rate of 7.34%.

(2)	In the ordinary course of business, we enter into purchase commitments to satisfy our requirements for materials and supplies for contracts that have been awarded. These purchase commitments, that are to be recovered from our customers, are generally settled in less than one year. We do not enter into long-term purchase commitments on a speculative basis for fixed or minimum quantities.

(3)	Amount represents expected 2007 payments associated with our self-insurance program. Payments beyond one year have not been included as non-current amounts are not determinable on a year-by-year basis.

(4)	Amounts represent expected 2007 contributions to fund our defined benefit and other postretirement plans, respectively. Contributions beyond one year have not been included as amounts are not determinable.

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

OFF-BALANCE SHEET ARRANGEMENTS

We use operating leases for facilities and equipment when they make economic sense. In 2001, we entered into a sale (for approximately $14.0 million) and leaseback transaction of our Plainfield, Illinois administrative office with a lease term of 20 years, which is accounted for as an operating lease. Minimum lease payments over the next five years of the lease from 2007 through 2011 for this facility are expected to be approximately $1.6 million per year. Rentals under this and all other lease commitments are reflected in rental expense and future rental commitments as summarized in Note 10 to our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

Other than the commitments to support our ordinary course obligations, as described above, we have no other significant off-balance sheet arrangements.

NEW ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R). This standard requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Compensation cost will generally be based on the grant-date fair value of the equity or liability instrument issued, and will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) applies to all awards granted for fiscal years beginning after June 15, 2005 to awards modified, repurchased, or cancelled after that date and to the portion of outstanding awards for which the requisite service has not yet been rendered. For share-based awards that accelerate the vesting terms based upon retirement, SFAS No. 123(R) requires compensation cost to be recognized through the date that the employee first becomes eligible for retirement, rather than upon actual retirement, as was previously practiced. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. We adopted SFAS No. 123(R) effective January 1, 2006, by applying the modified prospective method as prescribed under the statement and described in Note 12 to our Consolidated Financial Statements.

Staff Accounting Bulletin (“SAB”) 107 (“SAB 107”), issued in March 2005, provides guidance on implementing SFAS No. 123(R) and impacted our accounting for stock held in trust upon the adoption of SFAS No. 123(R). For share-based payments that could require the employer to redeem the equity instruments for cash, SAB 107 requires the redemption amount to be classified outside of permanent equity (temporary equity). While a portion of our stock held in trust contained a put feature back to us, the stock held in trust was presented as permanent equity in our historical financial statements with an offsetting stock held in trust contra equity account as allowed under existing rules. SAB 107 also requires that if the share-based payments are based on fair value (which is our case), subsequent increases or decreases in the fair value do not impact income applicable to common shareholders but temporary equity should be recorded at fair value with changes in fair value reflected by offsetting impacts recorded directly to retained earnings. As a result, at adoption of SFAS No. 123(R), we recorded $39.7 million as redeemable common stock with an offsetting decrease to additional paid-in capital to reflect the fair value of this share-based payment that could require cash funding by us. During the fourth quarter of 2006, a former executive exercised the put feature, requiring the Company to redeem 1,456,720 shares for a price as determined under the agreement of $38.4 million. The movement in the fair value of the redeemable common stock from $39.7 million to $38.4 million was recorded as a decrease to retained earnings.

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

In November 2005, the FASB issued FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). FSP 123(R)-3 provides an elective alternative method that establishes a computational component to arrive at the beginning balance of the additional paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact of the additional paid-in capital pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123(R). We have elected this alternative method to arrive at the beginning balance of our additional paid-in capital pool and the subsequent impact of fully vested and outstanding awards.

In February 2006, the FASB issued FSP FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” This FSP requires an entity to classify employee stock options and similar instruments with contingent cash settlement features as equity awards under SFAS No. 123(R), provided that: (1) the contingent event that permits or requires cash settlement is not considered probable of occurring, (2) the contingent event is not within the control of the employee, and (3) the award includes no other features that would require liability classification. We adopted this pronouncement in the second quarter of 2006 and determined that it did not have a material effect on our consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for, and reporting of, a change in accounting principles. This Statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Under previous guidance, changes in accounting principle were recognized as a cumulative effect in the net income of the period of the change. SFAS No. 154 requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. Additionally, this Statement requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a “restatement.” The provisions in SFAS No. 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Our adoption of this standard, effective January 1, 2006, has not had a material effect on our consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the consolidated balance sheets prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The adoption of FIN 48 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the effect, if any, that the adoption of this standard will have on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer to (1) recognize in its statement of financial position the funded status of a benefit plan (other than a multiemployer plan) measured as the difference between the fair value of plan assets and the benefit obligation and to recognize changes in that funded status in the year in which the changes occur through comprehensive income, (2) recognize, in comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employer’s Accounting for Pensions” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” (3) measure defined benefit plan assets and obligations as of the date of the employer’s statement of financial position, and (4) disclose additional information in the notes to the financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. The requirements of SFAS No. 158 are to be applied prospectively upon adoption. For publicly traded companies, the requirements to recognize the funded status of a defined benefit postretirement plan and provide related disclosures are effective for fiscal years ending after December 15, 2006, while the requirement to measure plan assets and benefit obligations as of the date of the employer’s statement of financial position is effective for fiscal years ending after December 15, 2008. We use a December 31 measurement date for all of our plans. Refer to Note 9 to our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for the effect that the adoption of this standard had on our consolidated financial position.

CRITICAL ACCOUNTING ESTIMATES

The discussion and analysis of financial condition and results of operations are based upon our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Our management has discussed the development and selection of our critical accounting estimates with the Audit Committee of our Supervisory Board of Directors. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition — Revenue is primarily recognized using the percentage-of-completion method. A significant portion of our work is performed on a fixed-price or lump-sum basis. The balance of our work is performed on variations of cost reimbursable and target price approaches. Contract revenue is accrued based on the percentage that actual costs-to-date bear to total estimated costs. We utilize this cost-to-cost approach as we believe this method is less subjective than relying on assessments of physical progress. We follow the guidance of the Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” for accounting policies relating to our use of the percentage-of-completion method, estimating costs, revenue recognition, combining and segmenting contracts and unapproved change order/claim recognition. Under the cost-to-cost approach, while the most widely recognized method used for percentage-of-completion accounting, the use of estimated cost to complete each contract is a significant variable in the process of determining income earned and is a significant factor in the accounting for contracts. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates.

Contract revenue reflects the original contract price adjusted for approved change orders and estimated minimum recoveries of unapproved change orders and claims. We recognize unapproved change orders and claims to the extent that related costs have been incurred when it is probable that they will result in additional contract revenue and their value can be reliably estimated. At December 31, 2006, we had no material outstanding unapproved change orders/claims recognized. At December 31, 2005, we had outstanding unapproved change orders/claims recognized of $48.5 million, net of reserves. The decrease in outstanding unapproved change orders/claims is due primarily to a final settlement associated with a completed project in our EAME segment during the second quarter of 2006. The settlement did not have a significant effect on our reported results.

Losses expected to be incurred on contracts in progress are charged to earnings in the period such losses are known. For the year ended December 31, 2006, there were no material provisions for additional costs associated with contracts projected to be in a significant loss position at December 31, 2006. Charges to earnings during 2005 and 2004 were $53.0 million and $53.5 million, respectively.

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

Financial Instruments — Although we do not engage in currency speculation, we periodically use forward contracts to mitigate certain operating exposures, as well as hedge intercompany loans utilized to finance non-U.S. subsidiaries. Forward contracts utilized to mitigate operating exposures are generally designated as “cash flow hedges” under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Therefore, gains and losses, exclusive of forward points, associated with marking highly effective instruments to market are included in accumulated other comprehensive loss on the Consolidated Balance Sheets, while the gains and losses associated with instruments deemed ineffective during the period are recognized within cost of revenue in the Consolidated Statements of Income. Changes in the fair value of forward points are recognized within cost of revenue in the Consolidated Statements of Income. Additionally, gains or losses on forward contracts to hedge intercompany loans are included within cost of revenue in the Consolidated Statements of Income. Our other financial instruments are not significant.

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

Estimated Reserves for Insurance Matters — We maintain insurance coverage for various aspects of our business and operations. However, we retain a portion of anticipated losses through the use of deductibles and self-insured retentions for our exposures related to third-party liability and workers’ compensation. Management regularly reviews estimates of reported and unreported claims through analysis of historical and projected trends, in conjunction with actuaries and other consultants, and provides for losses through insurance reserves. As claims develop and additional information becomes available, adjustments to loss reserves may be required. If actual results are not consistent with our assumptions, we may be exposed to gains or losses that could be material. A 10% change in our self-insurance reserves at December 31, 2006, would have impacted our net income by approximately $2.0 million for the year ended December 31, 2006.

Recoverability of Goodwill — Effective January 1, 2002, we adopted SFAS No. 142, which states that goodwill and indefinite-lived intangible assets are no longer to be amortized but are to be reviewed annually for impairment. The goodwill impairment analysis required under SFAS No. 142 requires us to allocate goodwill to our reporting units, compare the fair value of each reporting unit with our carrying amount, including goodwill, and then, if necessary, record a goodwill impairment charge in an amount equal to the excess, if any, of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. The primary method we employ to estimate these fair values is the discounted cash flow method. This methodology is based, to a large extent, on assumptions about future events which may or may not occur as anticipated, and such deviations could have a significant impact on the estimated fair values calculated. These assumptions include, but are not limited to, estimates of future growth rates, discount rates and terminal values of reporting units. See further discussion in Note 5 to our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.” Our goodwill balance at December 31, 2006, was $229.5 million.

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

Another form of foreign currency exposure relates to our non-U.S. subsidiaries’ normal contracting activities. We generally try to limit our exposure to foreign currency fluctuations in most of our engineering, procurement and construction contracts through provisions that require customer payments in U.S. dollars or other currencies corresponding to the currency in which costs are incurred. As a result, we generally do not need to hedge foreign currency cash flows for contract work performed. However, where construction contracts do not contain foreign currency provisions, we generally use forward exchange contracts to hedge foreign currency exposure of forecasted transactions and firm commitments. Our primary foreign currency exchange rate exposure hedged includes the Euro, Swiss Franc, Japanese Yen and U.S. Dollar. The gains and losses on these contracts are intended to offset changes in the value of the related exposures. However, certain of these hedges became ineffective during the year as it became probable that their underlying forecasted transaction would not occur within their originally specified periods of time, or at all. The gain associated with these instruments’ change in fair value totaled $3.3 million and was recognized within cost of revenue in the 2006 Consolidated Statement of Income. At December 31, 2006, the notional amount of cash flow hedge contracts outstanding was $142.5 million. The total unrealized fair value gain associated with our hedges for 2006 was $2.1 million. The total net fair value of these contracts, including the foreign currency exchange gain related to ineffectiveness, was $4.0 million. The terms of these contracts extend up to two years. The potential change in fair value for these contracts from a hypothetical ten percent change in quoted foreign currency exchange rates would be approximately $0.4 million and $0.9 million at December 31, 2006 and 2005, respectively.

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

The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and notes payable approximates their fair values because of the short-term nature of these instruments. At December 31, 2006, we had no long-term debt. At December 31, 2005, the fair value of our fixed rate long-term debt was $25.7 million based on the current market rates for debt with similar credit risk and maturity. See Note 8 to our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for quantification of our financial instruments.

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

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the underlying transactions, including the acquisition and disposition of assets; (ii) provide reasonable assurance that our assets are safeguarded and transactions are executed in accordance with management’s and our directors’ authorization and are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

Based on our evaluation under the framework in Internal Control — Integrated Framework, our principal executive officer and principal financial officer concluded our internal control over financial reporting was effective as of December 31, 2006. The conclusion of our principal executive officer and principal financial officer is based on the recognition that there are inherent limitations in all systems of internal control, including the possibility of human error and the circumvention or overriding of controls. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Philip K. Asherman Philip K. Asherman President and Chief Executive Officer	/s/ Ronald A. Ballschmiede Ronald A. Ballschmiede Executive Vice President and Chief Financial Officer

February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Supervisory Board and Shareholders of
Chicago Bridge & Iron Company N.V.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Chicago Bridge & Iron Company N.V. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Chicago Bridge & Iron Company N.V. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Chicago Bridge & Iron Company N.V. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Chicago Bridge & Iron Company N.V. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Chicago Bridge & Iron Company N.V. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006. Our audits also included the financial statement schedule for each of the two years in the period ended December 31, 2006 listed in the Index at Item 15. Our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Houston, Texas
February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Supervisory Board and Shareholders of
Chicago Bridge & Iron Company N.V.

We have audited the accompanying consolidated balance sheets of Chicago Bridge & Iron Company N.V. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006. Our audits also included the financial statement schedule for each of the two years in the period ended December 31, 2006 listed in the Index at Item 15. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits. The consolidated financial statements and financial statement schedule of the Company for the year ended December 31, 2004, before the retrospective application to the disclosures for the change in accounting discussed in Notes 2 and 12 to the consolidated financial statements, were audited by other auditors whose report dated March 11, 2005 expressed an unqualified opinion on those statements and schedule.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chicago Bridge & Iron Company N.V. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, such 2005 and 2006 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 2 and 12 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.” Our audit procedures with respect to the 2004 consolidated financial statement disclosures to retrospectively apply this adoption included evaluating the disclosure and tests of the assumptions and methods used by the Company. In our opinion, such disclosures are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2004 consolidated financial statements of the Company other than with respect to the retrospective disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2004 consolidated financial statements taken as a whole. In addition as discussed in Note 2 to the consolidated financial statements, in 2006 the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R).”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Chicago Bridge & Iron Company N.V. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Supervisory Board of
Chicago Bridge & Iron Company N.V.

We have audited, before the effects of the retrospective disclosures related to the adoption of the new accounting standard discussed in Note 2 and Note 12 to the consolidated financial statements, the accompanying consolidated statements of income, changes in shareholders’ equity and cash flows of Chicago Bridge & Iron Company N.V. (a Netherlands corporation) and subsidiaries (the “Company”) for the year ended December 31, 2004. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements, before the effect of the retrospective disclosures related to the adoption of the new accounting standard discussed in Note 2 and Note 12 to the consolidated financial statements, present fairly, in all material respects, the results of operations and the cash flows of Chicago Bridge & Iron Company N.V. and subsidiaries for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We were not engaged to audit, review, or apply any procedures to the retrospective disclosures related to the adoption of the new accounting standard discussed in Note 2 and Note 12 to the consolidated financial statements and, accordingly, we do not express an opinion or any other form of assurance about whether such retrospective disclosures are appropriate and have been properly applied. Those retrospective disclosures were audited by other auditors.

/s/  DELOITTE & TOUCHE LLP

Houston, Texas
March 11, 2005

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)

Revenue	$3,125,307	$2,257,517	$1,897,182
Cost of revenue	2,843,554	2,109,113	1,694,871

Gross profit	281,753	148,404	202,311
Selling and administrative expenses	133,769	106,937	98,503
Intangibles amortization (Note 5)	1,572	1,499	1,817
Other operating loss (income), net	773	(10,267)	(88)

Income from operations	145,639	50,235	102,079
Interest expense	(4,751)	(8,858)	(8,232)
Interest income	20,420	6,511	2,233

Income before taxes and minority interest	161,308	47,888	96,080
Income tax expense (Note 13)	(38,127)	(28,379)	(31,284)

Income before minority interest	123,181	19,509	64,796
Minority interest in (income) loss	(6,213)	(3,532)	1,124

Net income	$116,968	$15,977	$65,920

Net income per share (Note 2)
Basic	$1.21	$0.16	$0.69
Diluted	$1.19	$0.16	$0.67

Cash dividends on shares
Amount	$11,641	$11,738	$7,648
Per share	$0.12	$0.12	$0.08

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except share data)

ASSETS
Cash and cash equivalents	$619,449	$333,990
Accounts receivable, net of allowance for doubtful accounts of $2,008 in 2006 and $2,300 in 2005	489,008	379,044
Contracts in progress with costs and estimated earnings exceeding related progress billings (Note 4)	101,134	157,096
Deferred income taxes (Note 13)	42,158	27,770
Other current assets	94,639	52,703

Total current assets	1,346,388	950,603

Property and equipment, net (Note 6)	194,644	137,718
Non-current contract retentions	17,305	10,414
Goodwill (Note 5)	229,460	230,126
Other intangibles, net of accumulated amortization of $3,003 in 2006 and $3,297 in 2005 (Note 5)	26,090	27,865
Other non-current assets	21,123	21,093

Total assets	$1,835,010	$1,377,819

LIABILITIES
Notes payable (Note 7)	$781	$2,415
Current maturity of long-term debt (Note 7)	25,000	25,000
Accounts payable	373,668	259,365
Accrued liabilities (Note 6)	130,443	123,801
Contracts in progress with progress billings exceeding related costs and estimated earnings (Note 4)	654,836	346,122
Income taxes payable	3,030	1,940

Total current liabilities	1,187,758	758,643

Long-term debt (Note 7)	—	25,000
Other non-current liabilities (Note 6)	93,536	100,811
Deferred income taxes (Note 13)	5,691	2,989
Minority interest in subsidiaries	5,590	6,708

Total liabilities	1,292,575	894,151

Commitments and contingencies (Note 10)	—	—
SHAREHOLDERS’ EQUITY
Common stock, Euro .01 par value; shares authorized: 250,000,000 in 2006 and 2005; shares issued: 99,019,462 in 2006 and 98,466,426 in 2005; shares outstanding: 95,967,024 in 2006 and 98,133,416 in 2005	1,153	1,146
Additional paid-in capital	355,939	334,620
Retained earnings	292,431	188,400
Stock held in Trust (Note 11)	(15,231)	(15,464)
Treasury stock, at cost	(80,040)	(6,448)
Accumulated other comprehensive loss (Note 11)	(11,817)	(18,586)

Total shareholders’ equity	542,435	483,668

Total liabilities and shareholders’ equity	$1,835,010	$1,377,819

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Cash Flows from Operating Activities
Net income	$116,968	$15,977	$65,920
Adjustments to reconcile net income to net cash provided by operating activities:
Payments related to exit costs/special charges	—	—	(1,503)
Depreciation and amortization	28,026	18,216	22,498
Long-term incentive plan amortization	16,271	3,249	2,662
Loss (gain) on sale of technology, property, plant and equipment	773	(10,267)	(88)
(Gain) loss on foreign currency hedge ineffectiveness	(2,108)	6,546	—
Excess tax benefits from share-based compensation	(23,670)	—	—
Change in operating assets and liabilities (see below)	339,869	131,278	43,280

Net cash provided by operating activities	476,129	164,999	132,769

Cash Flows from Investing Activities
Cost of business acquisitions, net of cash acquired	—	(1,828)	(10,551)
Capital expenditures	(80,352)	(36,869)	(17,430)
Proceeds from sale of technology, property, plant and equipment	1,753	12,347	1,930

Net cash used in investing activities	(78,599)	(26,350)	(26,051)

Cash Flows from Financing Activities
(Decrease) increase in notes payable	(1,634)	(7,289)	9,703
Repayment of private placement debt	(25,000)	(25,000)	—
Excess tax benefits from share-based compensation	23,670	—	—
Purchase of treasury stock	(106,724)	(4,956)	(1,386)
Issuance of common stock	6,043	9,507	16,085
Issuance of treasury stock	6,357	—	—
Dividends paid	(11,641)	(11,738)	(7,648)
Other	(3,142)	(1,573)	—

Net cash (used in) provided by financing activities	(112,071)	(41,049)	16,754

Increase in cash and cash equivalents	285,459	97,600	123,472
Cash and cash equivalents, beginning of the year	333,990	236,390	112,918

Cash and cash equivalents, end of the year	$619,449	$333,990	$236,390

Change in Operating Assets and Liabilities
Increase in receivables, net	$(109,964)	$(126,667)	$(51,856)
Change in contracts in progress, net	364,676	155,458	45,306
(Increase) decrease in non-current contract retentions	(6,891)	(4,779)	5,619
Increase in accounts payable	114,303	79,003	37,104
(Increase) decrease in other current assets	(40,729)	(17,018)	499
Increase in income taxes payable and deferred income taxes	14,733	8,810	12,957
Increase (decrease) in accrued and other non-current liabilities	2,827	26,745	(5,436)
Decrease (increase) in other	914	9,726	(913)

Total	$339,869	$131,278	$43,280

Supplemental Cash Flow Disclosures
Cash paid for interest	$9,280	$8,683	$6,670
Cash paid for income taxes (net of refunds)	$20,521	$19,890	$6,113

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

									(Note 11)
									Accumulated
	Common Stock		Additional		Stock Held in Trust		Treasury Stock		Other	Total
	Number of		Paid-In	Retained	Number of		Number of		Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Shares	Amount	Income (Loss)	Equity
	(In thousands)

Balance at January 1, 2004	93,388	$475	$283,625	$126,521	2,730	$(11,719)	6	$(108)	$(9,630)	$389,164
Comprehensive income (loss)	—	—	—	65,920	—	—	—	—	(4,839)	61,081
Dividends to common shareholders	—	—	—	(7,648)	—	—	—	—	—	(7,648)
Long-Term Incentive Plan amortization	—	—	2,662	—	—	—	—	—	—	2,662
Issuance of common stock to Trust	168	1	2,555	—	168	(2,556)	—	—	—	—
Release of Trust shares	—	—	(850)	—	(138)	850	—	—	—	—
Purchase of treasury stock	(92)	—	1	—	—	—	92	(1,387)	—	(1,386)
Issuance of common stock	3,368	21	25,344	—	—	—	—	—	—	25,365

Balance at January 1, 2005	96,832	497	313,337	184,793	2,760	(13,425)	98	(1,495)	(14,469)	469,238
Comprehensive income (loss)	—	—	—	15,977	—	—	—	—	(4,117)	11,860
Stock dividends to common shareholders	—	632	—	(632)	—	—	—	—	—	—
Dividends to common shareholders	—	—	—	(11,738)	—	—	—	—	—	(11,738)
Long-Term Incentive Plan amortization	—	—	3,249	—	—	—	—	—	—	3,249
Issuance of common stock to Trust	129	2	3,321	—	129	(3,323)	—	—	—	—
Release of Trust shares	—	—	(1,284)	—	(115)	1,284	—	—	—	—
Purchase of treasury stock	(235)	—	(3)	—	—	—	235	(4,953)	—	(4,956)
Issuance of common stock	1,407	15	16,000	—	—	—	—	—	—	16,015

Balance at January 1, 2006	98,133	1,146	334,620	188,400	2,774	(15,464)	333	(6,448)	(18,586)	483,668
Comprehensive income	—	—	—	116,968	—	—	—	—	6,769	123,737
Dividends to common shareholders	—	—	—	(11,641)	—	—	—	—	—	(11,641)
Long-Term Incentive Plan amortization	—	—	16,271	—	—	—	—	—	—	16,271
Issuance of treasury stock to Trust	439	—	1,996	—	439	(10,778)	(439)	8,782	—	—
Release of Trust shares	—	—	4,822	—	(2,581)	11,011	—	—	—	15,833
Purchase of treasury stock	(2,774)	—	(1)	—	—	—	2,774	(68,338)	—	(68,339)
Redemption of common stock	(1,457)	—	1,296	(1,296)	—	—	1,457	(38,385)	—	(38,385)
Issuance of common stock	553	7	7,714	—	—	—	—	—	—	7,721
Issuance of treasury stock	1,073	—	(10,779)	—	—	—	(1,073)	24,349	—	13,570

Balance at December 31, 2006	95,967	$1,153	$355,939	$292,431	632	$(15,231)	3,052	$(80,040)	$(11,817)	$542,435

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

Nature of Operations — Projects for the worldwide natural gas, petroleum and petrochemical industries accounted for a majority of our revenue in 2006, 2005 and 2004. Numerous factors influence capital expenditure decisions in this industry, which are beyond our control. Therefore, no assurance can be given that our business, financial condition and results of operations will not be adversely affected because of reduced activity due to the price of oil or changing taxes, price controls and laws and regulations related to the petroleum and petrochemical industry.

The percentage of our employees represented by unions generally ranges between 5 and 10 percent. Our unionized subsidiary, CBI Services, Inc., which is within our North America segment, has agreements with various unions representing groups of its employees, the largest of which is with the Boilermakers Union. We have multiple agreements with various Boilermakers Unions, and each contract generally has a three-year term.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Consolidation — These financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The Consolidated Financial Statements include all majority owned subsidiaries. Significant intercompany balances and transactions are eliminated in consolidation. Investments in non-majority owned affiliates are accounted for by the equity method. For the years ended December 31, 2006 and 2005, we did not have any significant non-majority owned affiliates.

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

Revenue Recognition — Revenue is primarily recognized using the percentage-of-completion method. A significant portion of our work is performed on a fixed-price or lump-sum basis. The balance of our work is performed on variations of cost reimbursable and target price approaches. Contract revenue is accrued based on the percentage that actual costs-to-date bear to total estimated costs. We utilize this cost-to-cost approach as we believe this method is less subjective than relying on assessments of physical progress. We follow the guidance of the Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” for accounting policies relating to our use of the percentage-of-completion method, estimating costs, revenue recognition, combining and segmenting contracts and unapproved change order/claim recognition. Under

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the cost-to-cost approach, while the most widely recognized method used for percentage-of-completion accounting, the use of estimated cost to complete each contract is a significant variable in the process of determining income earned and is a significant factor in the accounting for contracts. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates.

Contract revenue reflects the original contract price adjusted for approved change orders and estimated minimum recoveries of unapproved change orders and claims. We recognize unapproved change orders and claims to the extent that related costs have been incurred when it is probable that they will result in additional contract revenue and their value can be reliably estimated. At December 31, 2006, we had no material outstanding unapproved change orders/claims recognized. At December 31, 2005, we had outstanding unapproved change orders/claims recognized of $48,520, net of reserves. The decrease in outstanding unapproved change orders/claims is due primarily to a final settlement associated with a completed project in our Europe, Africa, Middle East (“EAME”) segment during the second quarter of 2006. The settlement did not have a significant effect on our reported results.

Losses expected to be incurred on contracts in progress are charged to earnings in the period such losses are known. For the year ended December 31, 2006, there were no material provisions for additional costs associated with contracts projected to be in a significant loss position at December 31, 2006. Charges to earnings during 2005 and 2004 were $53,027 and $53,493, respectively.

Costs and estimated earnings to date in excess of progress billings on contracts in progress represent the cumulative revenue recognized less the cumulative billings to the customer. Any billed revenue that has not been collected is reported as accounts receivable. Unbilled revenue is reported as contracts in progress with costs and estimated earnings exceeding related progress billings on the Consolidated Balance Sheets. The timing of when we bill our customers is generally based on advance billing terms or contingent on completion of certain phases of the work as stipulated in the contract. Progress billings in accounts receivable at December 31, 2006 and 2005, included retentions totaling $62,723 and $57,541, respectively, to be collected within one year. Contract retentions collectible beyond one year are included in non-current contract retentions on the consolidated balance sheets and totaled $17,305 ($10,761 expected to be collected in 2008 and $6,544 in 2009) and $10,414 at December 31, 2006 and 2005, respectively. Cost of revenue includes direct contract costs such as material and construction labor, and indirect costs which are attributable to contract activity.

Precontract Costs — Precontract costs are generally charged to cost of revenue as incurred, but, in certain cases, may be deferred to the balance sheet if specific probability criteria are met. There were no significant precontract costs deferred as of December 31, 2006 or 2005.

Research and Development — Expenditures for research and development activities, which are charged to expense as incurred, amounted to $4,738 in 2006, $4,319 in 2005 and $4,141 in 2004.

Depreciation and Amortization — Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives: buildings and improvements, 10 to 40 years; plant and field equipment, 2 to 20 years. Renewals and betterments, which substantially extend the useful life of an asset, are capitalized and depreciated. Depreciation expense was $26,454 in 2006, $16,717 in 2005 and $20,681 in 2004.

Goodwill and indefinite-lived intangibles are no longer amortized in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) (see Note 5). Finite-lived other intangibles are amortized on a straight-line basis over 8 to 10 years, while other intangibles with indefinite useful lives are not amortized.

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

The following schedule reconciles the income and shares utilized in the basic and diluted EPS computations:

	Years Ended December 31,
	2006	2005	2004

Net income	$116,968	$15,977	$65,920

Weighted average shares outstanding — basic	96,811,342	97,583,233	95,367,052
Effect of stock options/restricted shares/performance shares	1,615,633	2,073,423	3,275,030
Effect of directors’ deferred fee shares	82,353	109,808	359,368

Weighted average shares outstanding — diluted	98,509,328	99,766,464	99,001,450

Net income per share
Basic	$1.21	$0.16	$0.69
Diluted	$1.19	$0.16	$0.67

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

Foreign Currency — The nature of our business activities involves the management of various financial and market risks, including those related to changes in currency exchange rates. The effects of translating financial statements of foreign operations into our reporting currency are recognized in shareholders’ equity in accumulated other comprehensive loss as cumulative translation adjustment, net of tax, which includes tax credits associated with the translation adjustment. Foreign currency exchange (losses)/gains are included in the consolidated statements of income, and were ($3,356) in 2006, ($8,056) in 2005 and $2,380 in 2004.

Financial Instruments — Although we do not engage in currency speculation, we periodically use forward contracts to mitigate certain operating exposures, as well as hedge intercompany loans utilized to finance non-U.S. subsidiaries. Forward contracts utilized to mitigate operating exposures are generally designated as “cash flow hedges” under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Therefore, gains and losses, exclusive of forward points, associated with marking highly effective instruments to market are included in accumulated other comprehensive loss on the Consolidated Balance Sheets, while the gains and losses associated with instruments deemed ineffective during the period are recognized within cost of revenue in the Consolidated Statements of Income. Changes in the fair value of forward points are

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized within cost of revenue in the Consolidated Statements of Income. Additionally, gains or losses on forward contracts to hedge intercompany loans are included within cost of revenue in the Consolidated Statements of Income. Our other financial instruments are not significant.

Stock Plans — Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), utilizing the modified prospective transition method. Prior to the adoption of SFAS No. 123(R), we accounted for stock option grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related Interpretations (the intrinsic value method), and accordingly, recognized no compensation expense for stock option grants. See Note 12 for additional discussion relative to our stock plans.

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

Under the guidance of SFAS No. 5, “Accounting for Contingencies” (“SFAS No. 5”), we provide for income taxes in situations where we have and have not received tax assessments. Taxes are provided in those instances where we consider it probable that additional taxes will be due in excess of amounts reflected in income tax returns filed worldwide. As a matter of standard policy, we continually review our exposure to additional income taxes due and as further information is known, increases or decreases, as appropriate, may be recorded in accordance with SFAS No. 5.

New Accounting Standards — In December 2004, the FASB issued SFAS No. 123(R). This standard requires compensation costs related to share-based payment transactions to be recognized in the financial statements. Compensation cost will generally be based on the grant-date fair value of the equity or liability instrument issued, and will be recognized over the period that an employee provides service in exchange for the award. SFAS No. 123(R) applies to all awards granted for fiscal years beginning after June 15, 2005, to awards modified, repurchased, or cancelled after that date and to the portion of outstanding awards for which the requisite service has not yet been rendered. For share-based awards that accelerate the vesting terms based upon retirement, SFAS No. 123(R) requires compensation cost to be recognized through the date that the employee first becomes eligible for retirement, rather than upon actual retirement as was previously practiced. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. We adopted SFAS No. 123(R) effective January 1, 2006, by applying the modified prospective method as prescribed under the statement and described in Note 12 to our Consolidated Financial Statements.

Staff Accounting Bulletin (“SAB”) 107 (“SAB 107”), issued in March 2005, provides guidance on implementing SFAS No. 123(R) and impacted our accounting for stock held in trust upon the adoption of SFAS No. 123(R). For share-based payments that could require the employer to redeem the equity instruments for cash, SAB 107 requires the redemption amount to be classified outside of permanent equity (temporary equity). While a portion of our stock held in trust contained a put feature back to us, the stock held in trust was presented as permanent equity in our historical financial statements with an offsetting stock held in trust contra equity account as allowed under existing rules. SAB 107 also requires that if the share-based payments are based on fair value (which is our case), subsequent increases or decreases in the fair value do not impact income applicable to common shareholders but temporary equity should be recorded at fair value with changes in fair value reflected by offsetting impacts recorded directly to retained earnings. As a result, at adoption of SFAS No. 123(R), we recorded $39,681 as redeemable common stock with an offsetting decrease to additional paid-in capital to reflect the fair value of this share-based payment that could require cash funding by us. During the fourth quarter of 2006, a former executive

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exercised the put feature requiring the Company to redeem 1,456,720 shares for a price as determined under the agreement of $38,385. The movement in the fair value of the redeemable common stock from $39,681 to $38,385 was recorded as a decrease to retained earnings.

In October 2005, the FASB issued FASB Staff Position (“FSP”) FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FAS 123(R),” which provides guidance on the application of grant date as defined in SFAS No. 123(R). In accordance with this standard, a grant date of an award exists if (1) the award is a unilateral grant and (2) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. We adopted this pronouncement effective January 1, 2006 and determined that it did not have a significant impact on our financial statements.

In November 2005, the FASB issued FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). FSP 123(R)-3 provides an elective alternative method that establishes a computational component to arrive at the beginning balance of the additional paid-in capital pool related to employee compensation and a simplified method to determine the subsequent impact of the additional paid-in-capital pool of employee awards that are fully vested and outstanding upon the adoption of SFAS No. 123(R). We have elected this alternative method to arrive at the beginning balance of our additional paid-in capital pool and the subsequent impact of fully vested and outstanding awards.

In February 2006, the FASB issued FSP FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” This FSP requires an entity to classify employee stock options and similar instruments with contingent cash settlement features as equity awards under SFAS No. 123(R), provided that: (1) the contingent event that permits or requires cash settlement is not considered probable of occurring, (2) the contingent event is not within the control of the employee, and (3) the award includes no other features that would require liability classification. We adopted this pronouncement in the second quarter of 2006 and determined that it did not have a material effect on our consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for, and reporting of, a change in accounting principles. This Statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Under previous guidance, changes in accounting principle were recognized as a cumulative effect in the net income of the period of the change. SFAS No. 154 requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. Additionally, this Statement requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle and that correction of errors in previously issued financial statements should be termed a “restatement.” The provisions in SFAS No. 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Our adoption of this standard, effective January 1, 2006, has not had a material effect on our consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the consolidated balance sheets prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effect adjustment recorded to the beginning balance of retained earnings. The adoption of FIN 48 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the effect, if any, that the adoption of this standard will have on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires an employer to (1) recognize in its statement of financial position the funded status of a benefit plan (other than a multiemployer plan) measured as the difference between the fair value of plan assets and the benefit obligation and to recognize changes in that funded status in the year in which the changes occur through comprehensive income, (2) recognize, in comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87, “Employer’s Accounting for Pensions” or SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” (3) measure defined benefit plan assets and obligations as of the date of the employer’s statement of financial position, and (4) disclose additional information in the notes to the financial statements about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. The requirements of SFAS No. 158 are to be applied prospectively upon adoption. For publicly traded companies, the requirements to recognize the funded status of a defined benefit postretirement plan and provide related disclosures are effective for fiscal years ending after December 15, 2006, while the requirement to measure plan assets and benefit obligations as of the date of the employer’s statement of financial position is effective for fiscal years ending after December 15, 2008. We use a December 31 measurement date for all of our plans. Refer to Note 9 for the effect that the adoption of this standard had on our consolidated financial position.

3.	ACQUISITIONS

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

Contract terms generally provide for progress billings on advance terms or based on completion of certain phases of the work. The excess of costs and estimated earnings for construction contracts over progress billings on contracts in progress is reported as a current asset and the excess of progress billings over costs and estimated earnings on contracts in progress is reported as a current liability as follows:

	December 31,
	2006	2005

Contracts in Progress
Revenue recognized on contracts in progress	$7,692,954	$5,451,837
Billings on contracts in progress	(8,246,656)	(5,640,863)

	$(553,702)	$(189,026)

Shown on balance sheet as:
Contracts in progress with costs and estimated earnings exceeding related progress billings	$101,134	$157,096
Contracts in progress with progress billings exceeding related costs and estimated earnings	(654,836)	(346,122)

	$(553,702)	$(189,026)

5.	GOODWILL AND OTHER INTANGIBLES

Goodwill

General — At December 31, 2006 and 2005, our goodwill balances were $229,460 and $230,126, respectively, attributable to the excess of the purchase price over the fair value of assets acquired relative to acquisitions within our North America and EAME segments.

The decrease in goodwill primarily relates to a reduction in accordance with SFAS No. 109, “Accounting for Income Taxes,” where tax goodwill exceeded book goodwill, partially offset by foreign currency translation. The change in goodwill by segment for 2005 and 2006 is as follows:

	North America	EAME	Total

Balance at December 31, 2004	$204,452	$28,934	$233,386
Foreign currency translation, tax goodwill in excess of book goodwill and contingent earnout obligation	(1,420)	(1,840)	(3,260)

Balance at December 31, 2005	203,032	27,094	230,126
Foreign currency translation and tax goodwill in excess of book goodwill	(1,882)	1,216	(666)

Balance at December 31, 2006	$201,150	$28,310	$229,460

Impairment Testing — SFAS No. 142 states that goodwill and indefinite-lived intangible assets are no longer amortized to earnings, but instead are reviewed for impairment at least annually via a two-phase process, absent any indicators of impairment. The first phase screens for impairment, while the second phase (if necessary) measures impairment. We have elected to perform our annual analysis during the fourth quarter of each year based upon goodwill and indefinite-lived intangible balances as of the beginning of the fourth quarter. Upon completion of our 2006 impairment test for goodwill, no impairment charge was necessary. Impairment testing for goodwill was accomplished by comparing an estimate of discounted future cash flows to the net book value of each reporting unit. Impairment testing of indefinite-lived intangible assets, which consist of tradenames associated with the 2000

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Howe-Baker acquisition, was accomplished by demonstrating recovery of the underlying intangible assets, utilizing an estimate of discounted future cash flows. An impairment loss on other intangibles was identified and recognized during the second quarter of 2006, as described below. There can be no assurance that future goodwill or other intangible asset impairment tests will not result in additional charges to earnings.

Other Intangible Assets

In accordance with SFAS No. 142, the following table provides information concerning our other intangible assets for the years ended December 31, 2006 and 2005:

	2006		2005
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets
Technology (10 years)	$1,276	$(603)	$1,276	$(478)
Non-compete agreements (8 years)	3,100	(2,400)	3,100	(2,000)
Strategic alliances, customer contracts, patents (11 years)	—	—	1,866	(819)

Total	$4,376	$(3,003)	$6,242	$(3,297)

Unamortized intangible assets
Tradenames	$24,717		$24,717
Minimum pension liability adjustment	—		203

	$24,717		$24,920

The changes in other intangibles compared with 2005 relate to additional amortization expense and an impairment loss recognized within the North America segment during the second quarter of 2006. The total impairment loss was approximately $957 and was recognized within intangibles amortization in the 2006 Consolidated Statement of Income. Intangible amortization for the years ended 2006, 2005 and 2004 was $1,572, $1,499 and $1,817, respectively. For the years ended 2007, 2008, 2009, 2010 and 2011, amortization of existing intangibles is anticipated to be $528, $428, $128, $128 and $128, respectively.

6.	SUPPLEMENTAL BALANCE SHEET DETAIL

	December 31,
	2006	2005

Components of Property and Equipment
Land and improvements	$34,360	$22,130
Buildings and improvements	76,325	60,830
Plant and field equipment	224,615	173,666

Total property and equipment	335,300	256,626
Accumulated depreciation	(140,656)	(118,908)

Net property and equipment	$194,644	$137,718

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2006	2005

Components of Accrued Liabilities
Payroll, vacation, bonuses and profit-sharing	$43,319	$34,938
Self-insurance/retention/other reserves	15,581	21,240
Postretirement benefit obligations	1,502	1,848
Interest payable	942	1,672
Pension obligations	359	361
Contract cost and other accruals	68,740	63,742

Accrued liabilities	$130,443	$123,801

Components of Other Non-Current Liabilities
Postretirement benefit obligations	$32,204	$29,921
Pension obligations	14,306	15,510
Income tax reserve	13,861	15,431
Self-insurance/retention/other reserves	10,920	14,393
Other	22,245	25,556

Other non-current liabilities	$93,536	$100,811

7.	DEBT

The following summarizes our outstanding debt at December 31:

	2006	2005

Current:
Notes payable	$781	$2,415
Current maturity of long-term debt	25,000	25,000

Current debt	$25,781	$27,415

Long-Term:
Notes:
7.34% Senior Notes maturing July 2007. Principal due in final annual installment of $25,000 in 2007. Interest payable semi-annually	$—	$25,000
Revolving credit facility:
$850,000 five-year revolver expiring October 2011. Interest at prime plus a margin or the British Bankers Association settlement rate plus a margin as described below	—	—

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006	2005

LC Agreements:
$50,000 five-year, letter of credit and term loan facility expiring November 2011. Interest on term loans at 0.85% over the British Bankers Association settlement rate	—	—
$100,000 five-year, letter of credit and term loan facility expiring November 2011. Interest on term loans at 0.90% over the British Bankers Association settlement rate	—	—
$125,000 eight-year, letter of credit and term loan facility expiring November 2014. Interest on term loans at 1.00% over the British Bankers Association settlement rate	—	—

Long-term debt	$—	$25,000

Notes payable as of December 31, 2006 and 2005, consisted of short-term borrowings under commercial credit facilities. The borrowings had a weighted average interest rate of 6.60% and 9.22% at December 31, 2006 and 2005, respectively.

As of December 31, 2006, no direct borrowings were outstanding under our committed and unsecured five-year $850,000 revolving credit facility, which terminates in October 2011, but we had issued $255,119 of letters of credit under the facility. As of December 31, 2006, we had $594,881 of available capacity under the facility for future operating or investing needs. The facility contains certain restrictive covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum net worth level, among other restrictions. The facility also places restrictions on us with regard to subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, and mergers and acquisitions, among other restrictions. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the credit facility as well as letter of credit fees on outstanding instruments. The interest, letter of credit fee and commitment fee percentages are based upon our quarterly leverage ratio.

In addition to the revolving credit facility, we have three committed and unsecured letter of credit and term loan agreements (the “LC Agreements”) with Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, National Association, and various private placement note investors. Under the terms of the LC Agreements, either banking institution can issue letters of credit (the “LC Issuers”). In the aggregate, the LC Agreements provide up to $275,000 of capacity. As of December 31, 2006, no direct borrowings were outstanding under the LC Agreements, but we had issued $206,085 of letters of credit among all three tranches of LC Agreements. Tranche A, a $50,000 facility, had not issued any letters of credit while Tranche B, a $100,000 facility, was fully utilized. Both Tranche A and Tranche B are five-year uncommitted facilities which terminate in November 2011. Tranche C is an eight-year, $125,000 facility expiring in November 2014. As of December 31, 2006, we had issued $106,085 of letters of credit under Tranche C, resulting in $18,915 of available capacity. The LC Agreements contain certain restrictive covenants, such as a minimum net worth level, a minimum fixed charge coverage ratio and a maximum leverage ratio. The LC Agreements also include restrictions with regard to subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, affiliate transactions, sales and leasebacks, and mergers and acquisitions, among other restrictions. In the event of default under the LC Agreements, including our failure to reimburse a draw against an issued letter of credit, the LC Issuer could transfer its claim against us, to the extent such amount is due and payable by us under the LC Agreements, to the private placement note investors, creating a term loan that is due and payable no later than the stated maturity of the respective LC Agreement. In addition to quarterly letter of credit fees and to the extent that a term loan is in effect, we would be assessed a floating rate of interest over LIBOR.

Additionally, we have various other short-term uncommitted revolving credit facilities of approximately $521,299. These facilities are generally used to provide letters of credit or bank guarantees to customers in the

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ordinary course of business to support advance payments, as performance guarantees or in lieu of retention on our contracts. At December 31, 2006, we had available capacity of $71,948 under these uncommitted facilities.

Our $25,000 of senior notes also contain a number of restrictive covenants, including a maximum leverage ratio and minimum levels of net worth and debt and fixed charge ratios, among other restrictions. The notes also place restrictions on us with regard to investments, other debt, subsidiary indebtedness, sales of assets, liens, nature of business conducted and mergers, among other restrictions.

Capitalized interest was insignificant in 2006, 2005 and 2004.

8.	FINANCIAL INSTRUMENTS

Forward Contracts — Although we do not engage in currency speculation, we periodically use forward contracts to mitigate certain operating exposures, as well as hedge intercompany loans utilized to finance non-U.S. subsidiaries.

At December 31, 2006, our forward contracts to hedge intercompany loans and certain operating exposures are summarized as follows:

		Contract	Weighted Average
Currency Sold	Currency Purchased	Amount(1)	Contract Rate

Forward contracts to hedge intercompany loans:(2)
U.S. Dollar	British Pound	$143,421	0.50
U.S. Dollar	Canadian Dollar	$17,480	1.14
U.S. Dollar	South African Rand	$2,544	7.11
U.S. Dollar	Australian Dollar	$44,727	1.26
Forward contracts to hedge certain operating exposures:(3)
U.S. Dollar	Euro	$31,019	0.79
U.S. Dollar	Swiss Francs	$3,133	1.23
U.S. Dollar	Japanese Yen	$10,106	113.29
Australian Dollar	U.S. Dollar	$736	1.33
British Pound	U.S. Dollar	$7,957	0.53
British Pound	Euro	£50,431	1.42
British Pound	Swiss Francs	£2,544	2.18
British Pound	Japanese Yen	£1,531	225.15

(1)	Represents notional U.S. dollar equivalent at the inception of the contract, with the exception of forward contracts to sell: 50,431 British Pounds for 71,438 Euros, 2,544 British Pounds for 5,544 Swiss Francs, and 1,531 British Pounds for 344,760 Japanese Yen. These contracts are denominated in British Pounds and equate to approximately $106,916 at December 31, 2006.

(2)	These contracts, for which we do not seek hedge accounting treatment under SFAS No. 133, generally mature within seven days of year-end and are marked-to-market through the consolidated income statement, generally offsetting any translation gains/losses on the underlying transactions.

(3)	Contracts, which hedge forecasted transactions and firm commitments, mature within two years of year-end and were designated as “cash flow hedges” under SFAS No. 133. We exclude forward points from our hedge assessment analysis which represent the time value component of the fair value of our derivative positions. This time value component is recognized as ineffectiveness within cost of revenue in the consolidated statement of income and was a loss totaling approximately $1,153 during 2006. Additionally, certain of these hedges became ineffective during the year as it became probable that their underlying forecasted transaction would not occur within their originally specified periods of time. The gain associated with these instruments’ change in fair

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value totaled $3,261 and was recognized within cost of revenue in the 2006 consolidated statement of income. The total unrealized fair value gain associated with our hedges for 2006 was $2,108. At December 31, 2006, the total fair value of these contracts was $4,009, including the foreign currency exchange gain related to ineffectiveness. Of the total mark-to-market, $3,076 was recorded in other current assets, $111 was recorded in other non-current assets, $7,158 was recorded in accrued liabilities and $38 was recorded in other non-current liabilities on the consolidated balance sheet. If the counterparties to the exchange contracts do not fulfill their obligations to deliver the contracted currencies, we could be at risk for any currency-related fluctuations.

Fair Value — The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and notes payable approximates their fair value because of the short term nature of these instruments. At December 31, 2006, we had no long-term debt. At December 31, 2005, the fair value of our fixed rate long-term debt was $25,658 based on current market rates for debt with similar credit risk and maturity.

9.	RETIREMENT BENEFITS

Defined Contribution Plans — We sponsor two contributory defined contribution plans for eligible employees which consist of a voluntary pre-tax salary deferral feature, a matching contribution, and a savings plan contribution in the form of cash or our common stock to be determined annually. For the years ended December 31, 2006, 2005 and 2004, we expensed $17,573, $10,606 and $9,880, respectively, for these plans.

In addition, we sponsor several other defined contribution plans that cover salaried and hourly employees for which we do not provide matching contributions. The cost of these plans to us was not significant in 2006, 2005 and 2004.

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

We use a December 31 measurement date for all of our plans. During 2007, we expect to contribute $6,339 and $1,502 to our defined benefit and other postretirement plans, respectively.

The following tables provide combined information for our defined benefit and other postretirement plans:

	Defined Benefit Plans			Other Postretirement Plans
	2006	2005	2004	2006	2005	2004

Components of Net Periodic Benefit Cost
Service cost	$4,763	$4,658	$5,633	$1,540	$1,475	$1,265
Interest cost	5,964	5,593	4,854	2,263	2,172	1,965
Expected return on plan assets	(7,960)	(6,681)	(5,587)	—	—	—
Amortization of prior service costs	25	24	18	(269)	(269)	(269)
Recognized net actuarial loss	133	126	289	443	466	260

Net periodic benefit expense	$2,925	$3,720	$5,207	$3,977	$3,844	$3,221

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006	2005	2006	2005

Change in Projected Benefit Obligation
Benefit obligation at beginning of year	$113,363	$103,946	$39,559	$37,764
Service cost	4,763	4,658	1,540	1,475
Interest cost	5,964	5,593	2,263	2,172
Actuarial loss (gain)	857	10,204	(9,250)	149
Plan participants’ contributions	1,502	1,183	1,717	1,472
Benefits paid	(3,090)	(2,337)	(2,811)	(2,855)
Currency translation	14,141	(9,884)	688	(618)

Benefit obligation at end of year	$137,500	$113,363	$33,706	$39,559

Change in Plan Assets
Fair value at beginning of year	$101,387	$91,501	$—	$—
Actual return on plan assets	10,298	15,052	—	—
Benefits paid	(3,090)	(2,337)	(2,811)	(2,855)
Employer contribution	7,245	4,110	1,094	1,383
Plan participants’ contributions	1,502	1,183	1,717	1,472
Currency translation	12,492	(8,122)	—	—

Fair value at end of year	$129,834	$101,387	$—	$—

Funded status	$(7,666)	$(11,976)	$(33,706)	$(39,559)
Unrecognized net prior service costs (credits)	275	299	(1,881)	(2,151)
Unrecognized net actuarial loss	6,088	7,320	489	9,941
Amounts recognized in the balance sheet consist of:
Prepaid benefit cost within other non-current assets	$6,999	$8,882	$—	$—
Intangible asset within other intangibles	—	203	—	—
Accrued benefit cost within accrued liabilities	(359)	—	(1,502)	—
Accrued benefit cost within other non-current liabilities	(14,306)	(15,871)	(32,204)	(31,769)

Net amount recognized	$(7,666)	$(6,786)	$(33,706)	$(31,769)

Accumulated other comprehensive loss, before taxes	$6,363	$2,429	$(1,392)	$—

The accumulated benefit obligation for all defined benefit plans was $125,726 and $104,228 at December 31, 2006 and 2005, respectively.

The following table reflects information for defined benefit plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
	2006	2005

Projected benefit obligation	$10,327	$104,380
Accumulated benefit obligation	$10,327	$95,245
Fair value of plan assets	$6,319	$85,994

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Defined Benefit Plans		Other Postretirement Plans
	2006	2005	2006	2005

Additional Information
Increase in minimum liability included in other comprehensive income	$—	$599	n/a	n/a
Weighted-average assumptions used to determine benefit obligations at December 31,
Discount rate	5.22%	4.89%	5.81%	5.58%
Rate of compensation increase(1)	4.40%	4.20%	n/a	n/a
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31,
Discount rate	4.92%	4.93%	5.61%	5.65%
Expected long-term return on plan assets(2)	7.36%	7.13%	n/a	n/a
Rate of compensation increase(1)	4.40%	4.20%	n/a	n/a

(1)	The rate of compensation increase in the table relates solely to one defined benefit plan. The rate of compensation increase for our other plans is not applicable as benefits under certain plans are based upon years of service, while the remaining plans primarily cover retirees, whereby future compensation is not a factor.

(2)	The expected long-term rate of return on the defined benefit plan assets was derived using historical returns by asset category and expectations for future capital market performance.

The following table includes the plans’ expected benefit payments for the next 10 years (with respect to the other postretirement plans, the amounts shown below represent the Company’s expected payments for these plans for the referenced years as these plans are unfunded):

	Defined Benefit	Other Postretirement
Year	Plans	Plans

2007	$4,095	$1,502
2008	$4,484	$1,664
2009	$4,867	$1,800
2010	$5,101	$1,930
2011	$5,469	$2,072
2012-2016	$31,685	$13,438

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We adopted the first phase of SFAS No. 158 for the year ended December 31, 2006. Accordingly, the following table illustrates the incremental effect of adoption on individual balance sheet line items as of December 31, 2006:

	Before		After
	Application of		Application of
	SFAS No. 158	Adjustments	SFAS No. 158

Other non-current assets	$22,740	$(1,617)	$21,123
Other intangibles, net of amortization	26,279	(189)	26,090
Total assets	$1,836,816	$(1,806)	$1,835,010

Accrued liabilities	$130,106	$337	$130,443
Total current liabilities	1,187,421	337	1,187,758
Other non-current liabilities	93,137	399	93,536
Deferred income taxes	6,239	(548)	5,691
Total liabilities	1,292,387	188	1,292,575
Accumulated other comprehensive loss	(9,823)	(1,994)	(11,817)
Total shareholders’ equity	544,429	(1,994)	542,435
Total liabilities and shareholders’ equity	$1,836,816	$(1,806)	$1,835,010

Defined Benefit Plans — The defined benefit plans’ assets consist primarily of short-term fixed-income funds and long-term investments, including equity and fixed-income securities. The following table provides weighted-average asset allocations at December 31, 2006 and 2005, by asset category:

	Target	Plan Assets at December 31,
Asset Category	Allocations	2006	2005

Equity securities	70-80%	75%	75%
Debt securities	20-30%	20%	22%
Real estate	0-5%	0%	1%
Other	0-10%	5%	2%

Total	100%	100%	100%

Our investment strategy for defined benefit plan assets is to maintain a diverse portfolio to maximize a return over the long-term, subject to an appropriate level of risk. Our defined benefit plans’ assets are managed by external investment managers with oversight by our internal investment committee.

The medical plan for retirees, other than those covered by our program in the United Kingdom, offers a defined dollar benefit; therefore, a one percentage point increase or decrease in the assumed rate of medical inflation would not affect the accumulated postretirement benefit obligation, service cost or interest cost. Under our program in the United Kingdom, the assumed rate of health care cost inflation is a level 9.0% per annum. Increasing/(decreasing) the assumed health care cost trends by one percentage point for our United Kingdom program is estimated to increase/(decrease) the total of the service and interest cost components of net postretirement health care cost for the year ended December 31, 2006 and the accumulated postretirement benefit obligation at December 31, 2006 as follows:

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease

Effect on total of service and interest cost	$29	$(26)
Effect on postretirement benefit obligation	$508	$(437)

Multi-employer Pension Plans — We made contributions to certain union sponsored multi-employer pension plans of $7,264, $9,907 and $10,372 in 2006, 2005 and 2004, respectively. Benefits under these defined benefit

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plans are generally based on years of service and compensation levels. Under U.S. legislation regarding such pension plans, a company is required to continue funding its proportionate share of a plan’s unfunded vested benefits in the event of withdrawal (as defined by the legislation) from a plan or plan termination. We participate in a number of these pension plans, and the potential obligation as a participant in these plans may be significant. The information required to determine the total amount of this contingent obligation, as well as the total amount of accumulated benefits and net assets of such plans, is not readily available.

10.	COMMITMENTS AND CONTINGENCIES

Leases — Certain facilities and equipment, including project-related field equipment, are rented under operating leases that expire at various dates through 2021. Rent expense on operating leases totaled $25,687, $27,047 and $34,785 in 2006, 2005 and 2004, respectively.

Future minimum payments under non-cancelable operating leases having initial terms of one year or more are as follows:

Amount

2007	$23,325
2008	15,434
2009	13,563
2010	12,536
2011	12,196
Thereafter	86,342

Total	$163,396

In the normal course of business, we enter into lease agreements with cancellation provisions as well as agreements with initial terms of less than one year. The costs related to these leases have been reflected in rent expense but have been appropriately excluded from the future minimum payments presented above.

Legal Proceedings — We have been and may from time to time be named as a defendant in legal actions claiming damages in connection with engineering and construction projects and other matters. These are typically claims that arise in the normal course of business, including employment-related claims and contractual disputes or claims for personal injury or property damage which occur in connection with services performed relating to project or construction sites. Contractual disputes normally involve claims relating to the timely completion of projects, performance of equipment, design or other engineering services or project construction services provided by our subsidiaries. Management does not currently believe that pending contractual, employment-related personal injury or property damage claims will have a material adverse effect on our earnings or liquidity.

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

Securities Class Action — A class action shareholder lawsuit was filed on February 17, 2006 against us, Gerald M. Glenn, Robert B. Jordan, and Richard E. Goodrich in the United States District Court for the Southern District of New York entitled Welmon v. Chicago Bridge & Iron Co. NV, et al. (No. 06 CV 1283). The complaint was filed on behalf of a purported class consisting of all those who purchased or otherwise acquired our securities from March 9, 2005 through February 3, 2006 and were damaged thereby.

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

Asbestos Litigation — We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. As of December 31, 2006, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 4,549 plaintiffs, and of those claims, approximately 1,918 claims were pending and 2,631 have been closed through dismissals or settlements. As of December 31, 2006, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount per claim of approximately one thousand dollars. With respect to unasserted asbestos claims, we cannot identify a

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. We review each case on its own merits and make accruals based on the probability of loss and our ability to estimate the amount of liability and related expenses, if any. We do not currently believe that any unresolved asserted claims will have a material adverse effect on our future results of operations or financial position and at December 31, 2006, we had accrued $839 for liability and related expenses. We are unable to quantify estimated recoveries for recognized and unrecognized contingent losses, if any, that may be expected to be recoverable through insurance, indemnification arrangements or other sources because of the variability in the coverage amounts, deductibles, limitations and viability of carriers with respect to our insurance policies for the years in question.

Other — We were served with subpoenas for documents on August 15, 2005 and January 24, 2006 by the Securities and Exchange Commission in connection with its investigation titled “In the Matter of Halliburton Company, File No. HO-9968,” relating to an LNG construction project on Bonny Island, Nigeria, where we served as one of several subcontractors to a Halliburton affiliate. We are cooperating fully with such investigation.

Environmental Matters — Our operations are subject to extensive and changing U.S. federal, state and local laws and regulations, as well as laws of other nations, that establish health and environmental quality standards. These standards, among others, relate to air and water pollutants and the management and disposal of hazardous substances and wastes. We are exposed to potential liability for personal injury or property damage caused by any release, spill, exposure or other accident involving such pollutants, substances or wastes.

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

We believe that we are currently in compliance, in all material respects, with all environmental laws and regulations. We do not anticipate that we will incur material capital expenditures for environmental controls or for investigation or remediation of environmental conditions during 2007 or 2008.

Letters of Credit/Bank Guarantees/Surety Bonds

Ordinary Course Commitments — In the ordinary course of business, we may obtain surety bonds and letters of credit, which we provide to our customers to secure advance payment, our performance under the contracts or in lieu of retention being withheld on our contracts. In the event of our non-performance under a contract and an advance being made by a bank pursuant to a draw on a letter of credit, the advance would become a borrowing under a credit facility and thus our direct obligation. Where a surety incurs such a loss, an indemnity agreement between the parties and us may require payment from our excess cash or a borrowing under our revolving credit facilities. When a contract is completed, the contingent obligation terminates and the bonds or letters of credit are returned. At December 31, 2006, we had provided $1,150,158 of surety bonds and letters of credit to support our contracting activities in the ordinary course of business. This amount fluctuates based on the mix and level of contracting activity.

Insurance — We have elected to retain portions of anticipated losses, if any, through the use of deductibles and self-insured retentions for our exposures related to third-party liability and workers’ compensation. Liabilities in excess of these amounts are the responsibilities of an insurance carrier. To the extent we are self-insured for these exposures, reserves (Note 6) have been provided based on management’s best estimates with input from our legal and insurance advisors. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the near term. Our management believes that the reasonably possible losses, if any, for these matters, to the extent not otherwise disclosed and net of recorded reserves, will not be material to our financial

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

position or results of operations. At December 31, 2006, we had outstanding surety bonds and letters of credit of $34,793 relating to our insurance program.

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

Stock Held in Trust — During 1999, we established a rabbi trust (the “Trust”) to hold 2,822,240 unvested restricted stock units (valued at $4.50 per share) for two executive officers. The restricted stock units, which vested in March 2000, entitled the participants to receive one common share for each stock unit on the earlier of (i) the first business day after termination of employment, or (ii) a change of control. The total value of the shares initially placed in the Trust was $12,735. While one executive officer’s shares were distributed in 2001 upon his termination, the shares held in trust for the remaining executive officer contained a put feature back to us which had the ability to require us to redeem the equity instruments for cash upon termination of employment. As a result, at adoption of SFAS No. 123(R) on January 1, 2006, we recorded $39,681 of redeemable common stock in the mezzanine section of our consolidated balance sheet, with an offsetting decrease to additional paid-in capital to reflect the fair value of this share-based payment that could require cash funding by us with subsequent movements in the fair value of the $39,681 of redeemable common stock recorded to retained earnings.

During the first quarter of 2006, we distributed 2,485,352 restricted stock units from the Trust upon termination of employment of the executive. Approximately 901,532 units were withheld as treasury shares to pay withholding tax on the distribution. On November 8, 2006, the former executive exercised the put, requiring the Company, pursuant to the agreement to redeem 1,456,720 shares for a market price as determined under the agreement of $38,385. This obligation was settled during the fourth quarter of 2006. The movement in the fair value of the redeemable common stock from $39,681 to $38,385 was recorded as a decrease to retained earnings.

Our stock held in trust is considered outstanding for diluted EPS computations as of December 31, 2006.

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

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Income (Loss) — The components of accumulated other comprehensive income (loss) are as follows:

		Unrealized	Minimum	Unrealized	Unrecognized	Unrecognized	Accumulated
	Currency	Loss on	Pension	Fair Value	Net Prior	Net Actuarial	Other
	Translation	Debt	Liability	of Cash Flow	Service	Pension	Comprehensive
	Adjustment	Securities	Adjustment(1)	Hedges(2)	Pension Credits(3)	Losses(3)	Income (Loss)

Balance at January 1, 2004	$(9,919)	$(263)	$(765)	$1,317	$—	$—	$(9,630)
Change in 2004 [net of tax of $725, ($55), $225 and $1,659]	(1,377)	105	(428)	(3,139)	—	—	(4,839)

Balance at December 31, 2004	(11,296)	(158)	(1,193)	(1,822)	—	—	(14,469)
Change in 2005 [net of tax of $261, ($55), $82 and ($90)]	(3,476)	83	(517)	(207)	—	—	(4,117)

Balance at December 31, 2005	(14,772)	(75)	(1,710)	(2,029)	—	—	(18,586)
Change in 2006 [net of tax of ($3,337), ($26), ($719), ($998), ($410) and $1,677]	6,375	59	1,710	2,329	1,196	(4,900)	6,769

Balance at December 31, 2006	$(8,397)	$(16)	$—	$300	$1,196	$(4,900)	$(11,817)

(1)	No longer applicable under SFAS No. 158.

(2)	The unrealized fair value gain on cash flow hedges is recorded under the provisions of SFAS No. 133. The total unrealized fair value gain on cash flow hedges recorded in accumulated other comprehensive income as of December 31, 2006 totaled $300, net of tax of $129. Of this amount, $199 of unrealized gain, net of tax of $85, is expected to be reclassified into earnings in the next 12 months. Offsetting the unrealized gain on cash flow hedges is an unrealized loss on the underlying transactions, to be recognized when settled. See Note 8 for additional discussion relative to our financial instruments.

(3)	During the fiscal year ending December 31, 2007, we expect to recognize $245 and $103 of previously unrecognized net prior service pension credits and net actuarial pension losses, respectively.

12.	STOCK PLANS

Long-Term Incentive Plans — Under our 1997 and 1999 Long-Term Incentive Plans, as amended (the “Incentive Plans”), we can issue shares in the form of stock options, performance shares or restricted shares. These plans are administered by the Organization and Compensation Committee of our Board of Supervisory Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions, performance measures, and other provisions of the award. Total share-based compensation expense of $15,281, $3,249 and $2,662, was recognized for the Incentive Plans in 2006, 2005 and 2004, respectively, as selling and administrative expense in the accompanying consolidated statements of income. The total recognized tax benefit related to our share-based compensation expense for all our stock plans was $4,508, $977 and $901 in 2006, 2005 and 2004, respectively. Of the 16,727,020 shares authorized for grant under the Incentive Plans, 2,455,824 shares remain available for future stock option, restricted share or performance share grants to employees and directors at December 31, 2006.

During 2001, the shareholders adopted an employee stock purchase plan under which sale of 2,000,000 shares of our common stock has been authorized. Employees may purchase shares at a discount on a quarterly basis through regular payroll deductions of up to 8% of their compensation. The shares are purchased at 85% of the closing price per share on the first trading day following the end of the calendar quarter. Compensation expense of $990 was recognized in 2006 as selling and administrative expense in the accompanying consolidated statement of income for the difference between the fair value and the price paid. As of December 31, 2006, 727,502 shares remain available for purchase.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective January 1, 2006, we adopted SFAS No. 123(R) utilizing the modified prospective transition method. Prior to the adoption of SFAS No. 123(R), we accounted for stock option grants in accordance with APB No. 25 (the intrinsic value method), and accordingly, recognized no compensation expense for stock option grants.

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

As a result of adopting SFAS No. 123(R) on January 1, 2006, our income before taxes, net income and basic and diluted earnings per share for the year ended December 31, 2006 were $2,635, $2,012 and $0.02 per share lower, respectively, than if we had continued to account for stock-based compensation under APB No. 25. This difference is primarily the result of SFAS No. 123(R) requiring the recognition of expense from the aforementioned employee stock purchase plan, the recognition of expense from the vesting of stock option awards and the effect of accelerating stock compensation charges for employees becoming eligible for retirement during the award’s vesting period, partially offset by recognizing compensation expense for performance-based awards based upon a grant date fair value rather than a remeasured value as was previously practiced under the provisions of APB No. 25. As of December 31, 2006, there was $9,077 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted-average period of 1.8 years. Upon adoption of SFAS No. 123(R), we recorded an immaterial cumulative effect from changing our policy from recognizing forfeitures as they occur to a policy of recognizing expense based on our expectation of the awards that will vest over the requisite service period of the awards.

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options are sold over the exercise prices of the options. In addition, we receive a tax deduction upon the vesting of restricted stock and performance shares for the price of the award at the date of vesting. Prior to adoption of SFAS No. 123(R), we reported these tax benefits as operating cash flows in our consolidated statement of cash flows. In accordance with SFAS No. 123(R), we revised our consolidated statement of cash flows presentation to report the benefits of tax deductions for share-based compensation in excess of recognized compensation cost as financing cash flows effective January 1, 2006. For 2006, $23,670 of excess tax benefits was reported as a financing cash flow rather than an operating cash flow.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on operating results and per share information had we accounted for stock-based compensation in accordance with SFAS No. 123 for 2005 and 2004:

	2005	2004

Net income:
As reported	$15,977	$65,920
Add: Stock-based employee compensation reported in net income, net of tax	1,966	1,611
Deduct: Stock-based employee compensation under the fair value method for all awards, net of tax	(3,919)	(3,137)

Pro forma	$14,024	$64,394

Basic net loss per share:
As reported	$0.16	$0.69

Pro forma	$0.14	$0.68

Diluted net loss per share:
As reported	$0.16	$0.67

Pro forma	$0.14	$0.65

Stock Options — Stock options are generally granted at the market value on the date of grant and expire after 10 years. Options granted to executive officers and other key employees typically vest over a three- to four-year period, while options granted to Supervisory Directors vest over a one-year period. The share-based expense for these awards was determined based on the calculated Black-Scholes fair value of the stock option at the date of grant applied to the total number of options that were anticipated to fully vest. The weighted-average per share fair value of options granted during 2006, 2005 and 2004 was $11.44, $10.57 and $6.55, respectively. The aggregate intrinsic value of options exercised during 2006, 2005 and 2004 was $27,074, $18,519, and $27,002, respectively. From the exercise of stock options in 2006, we received net cash proceeds of $7,861 and realized an actual income tax benefit of $8,734. The following table represents stock option activity for 2006:

		Weighted Average	Weighted Average
	Number of	Exercise Price	Remaining Contractual	Aggregate Intrinsic
	Shares	per Share	Life (In Years)	Value

Outstanding options at beginning of year	3,207,433	$6.80
Granted	38,130	$24.74
Forfeited	113,101	$8.24
Exercised	1,324,041	$5.94

Outstanding options at end of period(1)	1,808,421	$7.72	4.8	$35,475
Exercisable options at end of period	1,599,179	$6.32	4.4	$33,621

(1)	Of the outstanding options at the end of the period, we currently estimate that 1,678,215 shares will ultimately vest. These shares have a weighted-average per share exercise price of $7.72, a weighted-average remaining contractual life of 4.8 years and an aggregate intrinsic value of $32,921.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Using the Black-Scholes option-pricing model, the fair value of each option grant is estimated on the date of grant based on the following weighted-average assumptions:

	2006	2005	2004

Risk-free interest rate	4.72%	4.13%	3.81%
Expected dividend yield	0.48%	0.53%	0.57%
Expected volatility	42.69%	44.82%	46.18%
Expected life in years	6	6	6

Expected volatility is based on historical volatility of our stock. We use historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Restricted Shares — Our plans also allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to these awards is being amortized to compensation expense over the period the restrictions lapse. Restricted shares granted to employees generally vest over four years with graded vesting and are recognized as compensation cost utilizing a straight-line basis. Restricted shares granted to directors vest over one year. The share-based compensation expense for these awards was determined based on the market price of our stock at the date of grant applied to the total number of shares that were anticipated to fully vest.

During 2006, 480,531 restricted shares (including 30,800 directors’ shares subject to restrictions) were granted with a weighted-average per share grant-date fair value of $23.81. During 2005, 163,000 restricted shares were granted with a weighted-average per share grant-date fair value of $22.91. During 2004, 205,900 restricted shares were granted with a weighted-average per share grant-date fair value of $14.91. The total fair value of restricted shares vested was $3,067, $2,548 and $1,911 during 2006, 2005 and 2004, respectively.

The following table represents restricted share activity for 2006:

		Weighted-Average
		per Share
		Grant-Date
	2006	Fair Value

Nonvested restricted stock
Nonvested restricted stock at beginning of year	2,774,443	$5.57
Nonvested restricted stock granted	449,731	$23.83
Nonvested restricted stock forfeited	11,076	$22.63
Nonvested restricted stock distributed	2,580,677	$4.82

Nonvested restricted stock at end of year	632,421	$24.08

Directors’ shares subject to restrictions
Directors’ shares subject to restrictions at beginning of year	30,800	$21.17
Directors’ shares subject to restrictions granted	30,800	$23.60
Directors’ shares subject to restrictions distributed	30,800	$21.17

Directors’ shares subject to restrictions at end of year	30,800	$23.60

The changes in common stock, additional paid-in capital and stock held in trust since December 31, 2005 primarily relate to activity associated with our stock plans. Effective February 6, 2006, a former executive received, pursuant to and as required by our Management Defined Contribution Plan dated March 26, 1997 (“Plan”), distribution of 2,485,352 restricted stock units from a rabbi trust. To satisfy our responsibility under the Plan for all

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

applicable tax withholding, we withheld 901,532 shares as treasury shares. Additions to our rabbi trust during 2006 included grants of 449,731 restricted stock units associated with our long-term incentive program as noted in the table above.

Performance Shares — Performance shares generally vest over three years and are expensed ratably over the vesting term, subject to achievement of specific Company performance goals. As a result of performance conditions being met during 2006, we recognized $5,960 of expense. The share-based compensation expense for these awards was determined based on the market price of our stock at the date of grant applied to the total number of shares that were anticipated to fully vest. There were no performance share grants during 2006. During 2005, 262,600 performance shares were granted with a weighted-average per share grant-date fair value of $20.75. During 2004, 430,820 performance shares were granted with a weighted-average per share grant-date fair value of $13.60. During 2007, we expect to distribute 351,415 performance shares upon vesting and achievement of performance goals.

13.	INCOME TAXES

	Years Ended December 31,
	2006	2005	2004

Sources of Income Before Income Taxes and Minority Interest
U.S.	$73,392	$36,671	$44,741
Non-U.S.	87,916	11,217	51,339

Total	$161,308	$47,888	$96,080

Income Tax (Expense) Benefit
Current income taxes
U.S. — Federal(1)	$(24,536)	$(7,973)	$(15,756)
U.S. — State	(2,032)	1,084	(1,208)
Non-U.S.	(24,293)	(20,146)	(16,529)

Total current income taxes	(50,861)	(27,035)	(33,493)

Deferred income taxes
U.S. — Federal(2)	3,037	(3,023)	(4,274)
U.S. — State	404	(1,409)	329
Non-U.S.	9,293	3,088	6,154

Total deferred income taxes	12,734	(1,344)	2,209

Total income tax expense	$(38,127)	$(28,379)	$(31,284)

(1)	Tax benefits of $24,463, $6,482 and $9,330 associated with share-based compensation were allocated to equity and recorded in additional paid-in capital in the years ended December 31, 2006, 2005 and 2004, respectively.

(2)	Added $2,425 Deferred Tax Asset related to U.S. NOL’s in 2004.

Utilized $1,921 Deferred Tax Asset related to U.S. NOL’s in 2005.

Utilized $328 Deferred Tax Asset related to U.S. NOL’s in 2006.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of Income Taxes at The Netherlands’ Statutory Rate and Income Tax (Expense) Benefit
Pretax income at statutory rate(1)	$(47,747)	$(15,085)	$(33,147)
U.S. State income taxes	(978)	(351)	(1,009)
Meals and entertainment	(2,160)	(1,819)	(1,577)
Valuation allowance	1,202	(6,602)	(287)
Mark-to-market adjustment	193	(1,867)	—
Tax exempt interest	5,407	2,161	—
Statutory tax rate differential	6,230	(1,755)	6,306
Foreign branch taxes (net of federal benefit)	(4,666)	(1,363)	(1,143)
Extraterritorial income exclusion	1,534	1,468	2,669
Contingent liability accrual	1,850	(2,521)	—
Other, net	1,008	(645)	(3,096)

Income tax expense	$(38,127)	$(28,379)	$(31,284)

Effective tax rate	23.6%	59.3%	32.6%

(1)	Our statutory rate was The Netherlands’ rate of 29.6% in 2006, 31.5% in 2005 and 34.5% in 2004.

The principal temporary differences included in deferred income taxes reported on the December 31, 2006 and 2005 balance sheets were:

	December 31,
	2006	2005

Current Deferred Taxes
Tax benefit of U.S. Federal operating losses and credits	$9,692	$8,373
Contract revenue and costs	26,704	10,430
Employee compensation and benefit plan reserves	1,614	1,390
Legal reserves	2,623	5,743
Other	1,525	1,834

Current deferred tax asset	$42,158	$27,770

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2006	2005

Non-Current Deferred Taxes
Tax benefit of U.S. Federal operating losses and credits	$73	$—
Tax benefit of U.S. State operating losses and credits, net	1,802	2,190
Tax benefit of non-U.S. operating losses and credits	26,908	25,114
Employee compensation and benefit plan reserves	15,787	12,094
Non-U.S. activity	367	3,297
Insurance reserves	4,658	6,410
Legal reserve	1,790	1,677

Non-current deferred tax asset	51,385	50,782
Less: valuation allowance	(15,867)	(21,449)

	35,518	29,333
Depreciation and amortization	(38,857)	(31,663)
Other	(2,352)	(659)

Non-current deferred tax liability	(41,209)	(32,322)

Net non-current deferred tax liability	$(5,691)	$(2,989)

Net deferred tax asset	$36,467	$24,781

As of December 31, 2006, neither Netherlands income taxes nor Canadian, U.S., or other withholding taxes have been accrued on the estimated $250,342 of undistributed earnings of our Canadian, U.S., and subsidiary companies thereof, because it is our intention not to remit these earnings. We intend to permanently reinvest the undistributed earnings of our Canadian subsidiary and our U.S. companies and their subsidiaries in their businesses and, therefore, have not provided for deferred taxes on such unremitted foreign earnings. We did not record any Netherlands deferred income taxes on undistributed earnings of our other subsidiaries and affiliates at December 31, 2006. If any such undistributed earnings were distributed, the Netherlands participation exemption should become available under current law to significantly reduce or eliminate any resulting Netherlands income tax liability.

As of December 31, 2006, we had U.S. net operating loss carryforwards (“NOL’s”) of approximately $27,691. The U.S. NOL’s expire from 2019 to 2024. As of December 31, 2006, we had U.S.-State NOL’s of approximately $30,037, net of apportionment. We believe that it is more likely than not that $5,872 of the U.S.-State NOL’s, net of apportionment will not be utilized. Therefore, a valuation allowance has been placed against $5,872 of U.S.-State NOL’s. The U.S.-State NOL’s will expire from 2007 to 2025. As of December 31, 2006, we had Non-U.S. NOL’s totaling $87,960. We believe that it is more likely than not that $49,054 of the Non-U.S. NOL’s will not be utilized. Therefore, a valuation allowance has been placed against $49,054 of Non-U.S. NOL’s. Our valuation allowance decreased from $21,449 at December 31, 2005 to $15,867 at December 31, 2006, primarily related to the utilization of NOL’s in certain EAME operations. Not including NOL’s having an indefinite carryforward, the Non-U.S. NOL’s will expire from 2007 to 2022.

14.	SEGMENT INFORMATION

We manage our operations by four geographic segments: North America; Europe, Africa, Middle East; Asia Pacific; and Central and South America. Each geographic segment offers similar services.

The Chief Executive Officer evaluates the performance of these four segments based on revenue and income from operations. Each segment’s performance reflects the allocation of corporate costs, which were based primarily on revenue. For the year ended December 31, 2006, we had one customer within our North America segment and

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

one customer within our EAME segment that each accounted for more than 10% of our total revenue. Revenue for these customers totaled approximately $353,496 or 11% and $515,426 or 16% of our total revenue, respectively. Intersegment revenue is not material.

The following table presents revenue by geographic segment:

	Years Ended December 31,
	2006	2005	2004

Revenue
North America	$1,676,694	$1,359,878	$1,130,096
Europe, Africa, Middle East	1,101,813	582,918	508,735
Asia Pacific	234,764	222,720	175,883
Central and South America	112,036	92,001	82,468

Total revenue	$3,125,307	$2,257,517	$1,897,182

The following table indicates revenue for individual countries in excess of 10% of consolidated revenue during any of the three years ended December 31, 2006, based on where we performed the work:

	Years Ended December 31,
	2006	2005	2004

United States	$1,520,107	$1,279,535	$1,051,257
United Kingdom	$766,937	$337,451	$127,199

The following tables present income (loss) from operations, assets and capital expenditures by geographic segment:

	Years Ended December 31,
	2006	2005	2004

Income (Loss) From Operations
North America	$79,164	$43,799	$73,709
Europe, Africa, Middle East	46,079	(11,969)	12,625
Asia Pacific	16,219	8,898	4,445
Central and South America	4,177	9,507	11,300

Total income from operations	$145,639	$50,235	$102,079

	December 31,
	2006	2005	2004

Assets
North America	$1,293,477	$1,013,741	$832,669
Europe, Africa, Middle East	433,988	254,745	198,728
Asia Pacific	69,534	70,323	36,660
Central and South America	38,011	39,010	34,661

Total assets	$1,835,010	$1,377,819	$1,102,718

Our revenue earned and assets attributable to operations in The Netherlands were not significant in any of the three years ended December 31, 2006. Our long-lived assets are considered to be net property and equipment. Approximately 65% of these assets were located in the United States at December 31, 2006, while the other 35% were strategically located throughout the world.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2006	2005	2004

Capital Expenditures
North America	$42,931	$12,868	$6,375
Europe, Africa, Middle East	32,832	22,216	10,698
Asia Pacific	4,202	987	318
Central and South America	387	798	39

Total capital expenditures	$80,352	$36,869	$17,430

Although we manage our operations by the four geographic segments, revenue by project type is shown below:

	Years Ended December 31,
	2006	2005	2004

Revenue
Liquefied natural gas	$1,390,197	$654,739	$456,449
Refining and related processes	1,039,611	906,116	800,678
Steel plate structures	695,499	696,662	640,055

Total revenue	$3,125,307	$2,257,517	$1,897,182

15.	QUARTERLY OPERATING RESULTS (UNAUDITED)

Quarterly Operating Results — The following table sets forth our selected unaudited consolidated income statement information on a quarterly basis for the two years ended December 31, 2006:

	Quarter Ended 2006
	March 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share data)

Revenue	$646,596	$744,187	$860,983	$873,541
Cost of revenue	587,396	670,469	784,639	801,050

Gross Profit	59,200	73,718	76,344	72,491
Selling and administrative expenses	38,949	29,533	34,136	31,151
Intangibles amortization	177	1,134	133	128
Other operating (income) loss, net	(90)	(344)	175	1,032

Income from operations	20,164	43,395	41,900	40,180
Interest expense	(2,389)	(2,324)	(1,269)	1,231	(1)
Interest income	2,850	4,138	5,717	7,715

Income before taxes and minority interest	20,625	45,209	46,348	49,126
Income tax expense	(6,468)	(11,307)	(11,953)	(8,399	)(1)

Income before minority interest	14,157	33,902	34,395	40,727
Minority interest in income	(821)	(1,284)	(1,963)	(2,145)

Net income	$13,336	$32,618	$32,432	$38,582

Net income per share
Basic	$0.14	$0.34	$0.34	$0.40
Diluted	$0.13	$0.33	$0.33	$0.40

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended 2005
	March 31	June 30	Sept. 30(2)	Dec. 31(3)
	(In thousands, except per share data)

Revenue	$478,783	$548,775	$555,337	$674,622
Cost of revenue	427,920	496,621	569,032	615,540

Gross Profit (Loss)	50,863	52,154	(13,695)	59,082
Selling and administrative expenses	25,517	28,262	22,739	30,419
Intangibles amortization	386	386	385	342
Other operating income, net	(102)	(1,631)	(601)	(7,933)

Income (loss) from operations	25,062	25,137	(36,218)	36,254
Interest expense	(2,232)	(2,681)	(1,781)	(2,164)
Interest income	1,365	1,439	1,589	2,118

Income (loss) before taxes and minority interest	24,195	23,895	(36,410)	36,208
Income tax (expense) benefit	(8,105)	(8,016)	5,870	(18,128)

Income (loss) before minority interest	16,090	15,879	(30,540)	18,080
Minority interest in income	(340)	(934)	(1,340)	(918)

Net income (loss)	$15,750	$14,945	$(31,880)	$17,162

Net income (loss) per share
Basic	$0.16	$0.15	$(0.33)	$0.18
Diluted	$0.16	$0.15	$(0.33)	$0.17

(1)	Our tax and interest expense benefited in the fourth quarter of 2006 from a favorable settlement of contingent tax obligations.

(2)	The loss from operations in the third quarter 2005 primarily relates to three loss projects and increased costs associated with Hurricanes Katrina and Rita, including the increased project cost projections as a result of the tight labor market in Gulf Coast regions.

(3)	Included in our fourth quarter 2005 results of operations was a $7.9 million gain on the sale of technology included within other operating income, net.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting, which can be found in “Item 8. Financial Statements and Supplementary Data,” is incorporated herein by reference.

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

Attestation Report of the Independent Registered Public Accounting Firm

Our management’s assessment of the effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as indicated in their report, which can be found in “Item 8. Financial Statements and Supplementary Data” and is incorporated herein by reference.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three month period ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We completed the testing of the enhanced internal controls over financial reporting which were implemented throughout the first three quarters of 2006. These enhanced internal controls addressed control weaknesses identified as of December 31, 2005 including two material weaknesses. Management’s report on internal controls as of December 31, 2006 is included in “Item 8. Financial Statements and Supplementary Data.”

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

We have adopted a code of ethics that applies to the CEO, the CFO and the Corporate Controller, as well as our directors and all employees. Our code of ethics can be found at our Internet website “www.cbi.com” and is incorporated herein by reference.

We submitted a Section 12(a) CEO certification to the New York Stock Exchange in 2006. Also during 2006, we filed with the Securities and Exchange Commission certifications, pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as Exhibits 31.1 and 31.2 to this Form 10-K.

The following table sets forth certain information regarding the Supervisory Directors of Chicago Bridge & Iron Company N.V. (“CB&I N.V.”), nominees to the Supervisory Board and the executive officers of Chicago Bridge & Iron Company (“CBIC”).

Name	Age	Position(s)

Jerry H. Ballengee	69	Supervisory Director and Non-Executive Chairman of CB&I N.V.
L. Richard Flury	59	Supervisory Director
J. Charles Jennett	66	Supervisory Director
Vincent L. Kontny	69	Supervisory Director
Gary L. Neale	67	Supervisory Director
L. Donald Simpson	71	Supervisory Director
Marsha C. Williams	56	Supervisory Director
Philip K. Asherman	56	President and Chief Executive Officer of CBIC
David P. Bordages	56	Vice President — Human Resources and Administration of CBIC; Nominee for Supervisory Director
Walter G. Browning	59	Secretary of CB&I N.V.; Vice President, General Counsel and Secretary of CBIC
Ronald A. Ballschmiede	51	Executive Vice President — Chief Financial Officer of CBIC
Travis L. Stricker	36	Corporate Controller and Chief Accounting Officer of CBIC
Ronald E. Blum	57	Executive Vice President — Global Business Development of CBIC
John W. Redmon	58	Executive Vice President — Operations of CBIC
Samuel C. Leventry	57	Nominee for Supervisory Director (Vice President, Technology Services of CBIC)
Michael Underwood	63	Nominee for Supervisory Director

There are no family relationships between any executive officers and Supervisory Directors. Executive officers of CBIC are elected annually by the CBIC Board of Directors.

JERRY H. BALLENGEE has served as a Supervisory Director of the Company since April 1997 and as non-executive Chairman since February 3, 2006. From October, 2001 until May 2006 he served as Chairman of the Board of Morris Material Handling Company (“MMH”). MMH was sold to KCI Konecranes last May. Mr. Ballengee served as President and Chief Operating Officer of Union Camp Corporation from July 1994 to May 1999 and served in various other executive capacities and as a member of the Board of Directors of Union Camp Corporation from 1988 to 1999 when the company was acquired by International Paper Company. He is Chairman of the Supervisory Board’s Nominating Committee and Strategic Initiatives Committee and a member of the Corporate Governance Committee and Audit Committee.

L. RICHARD FLURY has served as a Supervisory Director of the Company since May 8, 2003, and was a consultant to the Supervisory Board since May 2002. He retired from his position as Chief Executive, Gas and Power for BP plc on December 31, 2001, which position he had held since June 1999. Prior to the integration of Amoco and BP, which was announced in August 1998, he served as Executive Vice President of Amoco Corporation with chief executive responsibilities for the Exploration and Production sector from January 1996 to December 1998. He also served in various other executive capacities with Amoco since 1988. He is a director of the Questar Corporation and Callon Petroleum Company. He is a member of the Audit Committee, Corporate Governance Committee, Nominating Committee and Strategic Initiatives Committee.

J. CHARLES JENNETT has served as a Supervisory Director of the Company since April 1997. Dr. Jennett is a private engineering consultant. He served as President of Texas A&M International University from 1996 to 2001, when he became President Emeritus. He was Provost and Vice President of Academic Affairs at Clemson

University from 1992 through 1996. Dr. Jennett is a member of the Supervisory Board’s Nominating Committee, Organization and Compensation Committee and Corporate Governance Committee.

VINCENT L. KONTNY has served as a Supervisory Director of the Company since April 1997. He retired as Chief Operating Officer of Washington Group International (serving in such position since April 2000), which filed a petition under Chapter 11 of the U.S. Bankruptcy Code on May 14, 2001. Since 1992 he has been the owner and CEO of the Double Shoe Cattle Company. Mr. Kontny was President and Chief Operating Officer of Fluor Corporation from 1990 until September 1994. Mr. Kontny is Chairman of the Supervisory Board’s Organization and Compensation Committee and is a member of the Audit Committee and Corporate Governance Committee.

GARY L. NEALE has served as a Supervisory Director of the Company since April 1997. He is Chairman of the Board of NiSource, Inc., whose primary business is the distribution of electricity and gas through utility companies. Mr. Neale served as Chief Executive Officer of NiSource, Inc. from 1993 to 2005, a director of Northern Indiana Public Service Company since 1989, and a director of Modine Manufacturing Company (heat transfer products) since 1977. Mr. Neale is Chairman of the Supervisory Board’s Corporate Governance Committee and a member of the Organization and Compensation Committee.

L. DONALD SIMPSON has served as a Supervisory Director of the Company since April 1997. From December 1996 to December 1999, Mr. Simpson served as Executive Vice President of Great Lakes Chemical Corporation. Prior thereto, beginning in 1992, he served in various executive capacities at Great Lakes Chemical Corporation. He is a member of the Supervisory Board’s Organization and Compensation Committee and Corporate Governance Committee.

MARSHA C. WILLIAMS has served as a Supervisory Director of the Company since April 1997. From August 2002 until February 9, 2007, she served as Executive Vice President and Chief Financial Officer of Equity Office Properties Trust, a public real estate investment trust that was an owner and manager of office buildings. From May 1998 to August 2002, she served as Chief Administrative Officer of Crate & Barrel, a specialty retail company. Prior to that, she served as Vice President and Treasurer of Amoco Corporation from December 1997 to May 1998, and Treasurer from 1993 to 1997. Ms. Williams is a director of Selected Funds, Davis Funds and Modine Manufacturing Company, Inc. (heat transfer products). Ms. Williams is Chairman of the Supervisory Board’s Audit Committee and a member of Corporate Governance Committee.

PHILIP K. ASHERMAN has been President and Chief Executive Officer of CBIC since February 2006 and a Managing Director of Chicago Bridge & Iron Company B.V. since October 2004. From August 2001 to January 2006, he served as Executive Vice President and Chief Marketing Officer of CB&I. From May 2001 to July 2001, he was Vice President — Strategic Sales, Eastern Hemisphere of CB&I. Prior thereto, Mr. Asherman was Senior Vice President of Fluor Global Services and held other executive positions with Fluor Daniel, Inc. operating subsidiaries.

DAVID P. BORDAGES has served as Vice President — Human Resources and Administration of CBIC since February 25, 2002. Mr. Bordages was Vice President — Human Resources of the Fluor Corporation from April 1989 through February 2002.

WALTER G. BROWNING has been the Vice President, General Counsel and Secretary of CBIC since March 2004 and has served as Secretary of CB&I N.V. since March 2004. From February 2002 to March 2004, Mr. Browning served as Assistant General Counsel — Western Hemisphere of CBIC. From 1997 to 2002, Mr. Browning was in private law practice. From 1976 to 1997, Mr. Browning served in various legal positions with Rust International (“Rust”), including Senior Vice President and General Counsel to Rust.

RONALD A. BALLSCHMIEDE has served as Executive Vice President and Chief Financial Officer of CBIC since June 2006. Prior to joining CB&I, he was with Deloitte & Touche LLP, joining the firm as partner in 2002. Previously, he had been with Arthur Andersen LLP since 1977, becoming a partner in 1989.

TRAVIS L. STRICKER has served as Corporate Controller and Chief Accounting Officer of CBIC since June 2006. He joined CB&I in 2001 and has served most recently as Assistant Controller. Prior to that time, he held senior finance positions with PDM and had public accounting experience with PricewaterhouseCoopers LLP.

RONALD E. BLUM has served as Executive Vice President — Global Business Development of CBIC since March 2006. Previously, he served as Vice President — Global LNG Sales of CBIC from August 2004 to March

2006. Prior to that time, he led business development for EAME, CBI Services and the former PDM Engineered Construction division.

JOHN W. REDMON has served as Executive Vice President — Operations of CBIC since May 2006. Previously, he was in charge of the Company’s Risk Management group with responsibility for Project Controls, Procurement, Estimating, and Health, Safety, and Environmental. Previously, he was Executive Vice President and Chief Operating Officer of BE&K, Inc. Prior to that time he spent 25 years with Brown & Root, Inc. where he progressed through project management roles to leadership positions in business units, culminating in the position of Executive Vice President and Chief Operating Officer.

SAMUEL C. LEVENTRY has served as Vice President — Technology Services of CBIC since January 2001. Prior to that, he was Vice President — Engineering from April 1997 to January 2001, Product Manager — Pressure Vessels and Spheres from April 1995 to April 1997 and Product Engineering Manager — Special Plate Structures for CBIC. Mr. Leventry has been employed by CBIC for more than 36 years in various engineering positions.

MICHAEL UNDERWOOD had a 35-year career in public accounting. From 2002 to 2003 he was a Director for Deloitte and Touche. Prior to that time, he served as partner for Arthur Andersen LLP. He is currently a Director of Dresser-Rand.

Information appearing under “Committees of the Supervisory Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2007 Proxy Statement is incorporated herein by reference.

Item 11.	Executive Compensation

Information appearing under “Executive Compensation” in the 2007 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information appearing under “Common Stock Ownership By Certain Persons and Management” in the 2007 Proxy Statement is incorporated herein by reference.

The following table summarizes information, as of December 31, 2006, relating to our equity compensation plans pursuant to which grants of options or other rights to acquire our common shares may be granted from time to time.

Equity Compensation Plan Information

Weighted-Average
	Number of Securities to be	Exercise Price of	Number of Securities
	Issued Upon Exercise of	Outstanding Options,	Remaining Available for
	Outstanding Options, Warrants	Warrants	Future Issuance Under
Plan Category	and Rights	and Rights	Equity Compensation Plans

Equity compensation plans approved by security holders	1,808,421	$7.72	3,183,326
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,808,421	$7.72	3,183,326

Item 13.	Certain Relationships and Related Transactions

Information appearing under “Certain Transactions” in the 2007 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information appearing under “Committees of the Supervisory Board — Audit Fees” in the 2007 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

The following Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firms included under Item 8 of Part II of this report are herein incorporated by reference.

Reports of Independent Registered Public Accounting Firms
Consolidated Statements of Income — For the years ended December 31, 2006, 2005 and 2004
Consolidated Balance Sheets — As of December 31, 2006 and 2005
Consolidated Statements of Cash Flows — For the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Changes in Shareholders’ Equity — For the years ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements

Financial Statement Schedules

Supplemental Schedule II — Valuation and Qualifying Accounts and Reserves for each of the years ended December 31, 2006, 2005 and 2004 can be found on page 82 of this report.

Schedules, other than the one above, have been omitted because the schedules are either not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto previously included under Item 8 of Part II of this report.

Quarterly financial data for the years ended December 31, 2006 and 2005 is shown in the Notes to Consolidated Financial Statements previously included under Item 8 of Part II of this report.

Our interest in 50 percent or less owned affiliates, when considered in the aggregate, does not constitute a significant subsidiary; therefore, summarized financial information has been omitted.

Exhibits

The Exhibit Index on page 83 and Exhibits being filed are submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chicago Bridge & Iron Company N.V.

/s/ Philip K. Asherman
Philip K. Asherman
(Authorized Signer)

Date: February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2007.

Signature	Title

/s/ Philip K. Asherman Philip K. Asherman	President and Chief Executive Officer (Principal Executive Officer)

/s/ Ronald A. Ballschmiede Ronald A. Ballschmiede	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Travis L. Stricker Travis L. Stricker	Corporate Controller and Chief Accounting Officer of CBIC (Principal Accounting Officer)

/s/ Jerry H. Ballengee Jerry H. Ballengee	Supervisory Director and Non-Executive Chairman of CB&I N.V.

/s/ L. Richard Flury L. Richard Flury	Supervisory Director

/s/ J. Charles Jennett J. Charles Jennett	Supervisory Director

/s/ Vincent L. Kontny Vincent L. Kontny	Supervisory Director

/s/ Gary L. Neale Gary L. Neale	Supervisory Director

/s/ L. Donald Simpson L. Donald Simpson	Supervisory Director

/s/ Marsha C. Williams Marsha C. Williams	Supervisory Director

Registrant’s Agent for Service in the United States

/s/ Walter G. Browning Walter G. Browning

Schedule II. Supplemental Information on Valuation and Qualifying
Accounts and Reserves

CHICAGO BRIDGE & IRON COMPANY N.V.
Valuation and Qualifying Accounts and Reserves
For Each of the Three Years Ended December 31, 2006

Column A	Column B	Column C	Column D	Column E
		Additions
	Balance	Charged to		Balance
	At	Costs and		at
Descriptions	January 1	Expenses	Deductions(1)	December 31
	(In thousands)

Allowance for doubtful accounts
2006	$2,300	$1,391	$(1,683)	$2,008
2005	$726	$2,174	$(600)	$2,300
2004	$1,178	$826	$(1,278)	$726

(1)	Deductions generally represent utilization of previously established reserves or adjustments to reverse unnecessary reserves due to subsequent collections.

EXHIBIT INDEX

3(15)		Amended Articles of Association of the Company (English translation)
4(2)		Specimen Stock Certificate
10	.1(2)	Form of Indemnification Agreement between the Company and its Supervisory and Managing Directors
10.2		The Company’s 1997 Long-Term Incentive Plan as amended May 1, 2002(9)
(a) Form of Agreement and Acknowledgement of Restricted Stock Award(15)
(b) Form of Agreement and Acknowledgement of Performance Share Grant(15)
10	.3(3)	The Company’s Deferred Compensation Plan
(a) Amendment of Section 4.4 of the CB&I Deferred Compensation Plan(7)
10	.4(3)	The Company’s Excess Benefit Plan
(a) Amendments of Sections 2.13 and 4.3 of the CB&I Excess Benefit Plan(8)
10	.5(2)	Form of the Company’s Supplemental Executive Death Benefits Plan
10	.6(2)	Separation Agreement
10	.7(2)	Form of Amended and Restated Tax Disaffiliation Agreement
10	.8(2)	Employee Benefits Separation Agreement
10	.9(2)	Conforming Agreement
10	.10(4)	The Company’s Supervisory Board of Directors Fee Payment Plan
10	.11(4)	The Company’s Supervisory Board of Directors Stock Purchase Plan
10.12		The Chicago Bridge & Iron 1999 Long-Term Incentive Plan as Amended May 13, 2005(14)
(a) Form of Agreement and Acknowledgement of the 2005 Restricted Stock Award(11)
(b) Form of Agreement and Acknowledgement of Restricted Stock Award(15)
(c) Form of Agreement and Acknowledgement of Performance Share Grant(15)
10	.13(5)	The Company’s Incentive Compensation Program
10.14		Note Purchase Agreement dated as of July 1, 2001(6)
(a) Limited Waiver dated as of November 14, 2005 to the Note Purchase Agreement dated July 1, 2001(17)
(b) Limited Waiver dated as of January 13, 2006 to the Note Purchase Agreement dated July 1, 2001(18)
(c) Limited Waiver dated as of March 30, 2006 to the Note Purchase Agreement dated July 1, 2001(21)
(d) Limited Waiver dated as of May 30, 2006 to the Note Purchase Agreement dated July 1, 2001(23)
10	.15(25)	Second Amended and Restated Credit Agreement dated October 13, 2006
10.16		Chicago Bridge & Iron Savings Plan as amended and restated as of January 1, 1997 and including the First, Second, Third, Fourth, Fifth, Sixth and Seventh Amendments(1)
(a) Eighth Amendment to the Chicago Bridge & Iron Savings Plan(24)
(b) Ninth Amendment to the Chicago Bridge & Iron Savings Plan(1)
(c) Tenth Amendment to the Chicago Bridge & Iron Savings Plan(1)
10.17		Severance Agreement and Release and Waiver between the Company and Richard E. Goodrich dated October 8, 2005(16)
(a) Letter Agreement dated February 13, 2006 amending the Severance Agreement and Release and Waiver between the Company and Richard E. Goodrich(20)
(b) Letter Agreement dated March 31, 2006 amending the Severance Agreement and Release and Waiver between the Company and Richard E. Goodrich(21)
(c) Letter Agreement dated April 28, 2006 amending the Severance Agreement and Release and Waiver between the Company and Richard E. Goodrich(22)
10	.18(19)	Stay Bonus Agreement between the Company and Tommy C. Rhodes dated January 27, 2006
10	.19(22)	Agreement and Mutual Release between Chicago Bridge & Iron Company (Delaware), Chicago Bridge & Iron Company N.V., Chicago Bridge & Iron Company B.V. and Gerald M. Glenn, executed May 2, 2006

10	.20(25)	Series A Credit and Term Loan Agreement dated as of November 6, 2006 among Chicago Bridge & Iron Company N.V., the Co-Obligors, the Lenders party thereto, Bank of America N.A. as Administrative Agent and JPMorgan Chase Bank, National Association, as Letter of Credit Issuer
10	.21(25)	Series B Credit and Term Loan Agreement dated as of November 6, 2006 among Chicago Bridge & Iron Company N.V., the Co-Obligors, the Lenders party thereto, Bank of America N.A. as Administrative Agent and JPMorgan Chase Bank, National Association, as Letter of Credit Issuer
10	.22(25)	Series C Credit and Term Loan Agreement dated as of November 6, 2006 among Chicago Bridge & Iron Company N.V., the Co-Obligors, the Lenders party thereto, Bank of America N.A. as Administrative Agent and JPMorgan Chase Bank, National Association, as Letter of Credit Issuer
16	.2(10)	Letter Regarding Change in Certifying Auditor
21(1)		List of Significant Subsidiaries
23	.1(1)	Consent and Report of the Independent Registered Public Accounting Firm
23	.2(1)	Consent and Report of the Independent Registered Public Accounting Firm
31	.1(1)	Certification Pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2(1)	Certification Pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1(1)	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2(1)	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith

(2)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-18065)

(3)	Incorporated by reference from the Company’s 1997 Form 10-K dated March 31, 1998

(4)	Incorporated by reference from the Company’s 1998 Form 10-Q dated November 12, 1998

(5)	Incorporated by reference from the Company’s 1999 Form 10-Q dated May 14, 1999

(6)	Incorporated by reference from the Company’s 2001 Form 8-K dated September 17, 2001

(7)	Incorporated by reference from the Company’s 2003 Form 10-K dated March 21, 2004

(8)	Incorporated by reference from the Company’s 2004 Form 10-Q dated August 9, 2004

(9)	Incorporated by reference from the Company’s 2004 Form 10-K dated March 11, 2005

(10)	Incorporated by reference from the Company’s 2005 Form 8-K dated April 5, 2005

(11)	Incorporated by reference from the Company’s 2005 Form 8-K dated April 20, 2005

(12)	Incorporated by reference from the Company’s 2005 Form 8-K dated May 17, 2005

(13)	Incorporated by reference from the Company’s 2005 Form 8-K dated May 24, 2005

(14)	Incorporated by reference from the Company’s 2005 Form 8-K dated May 25, 2005

(15)	Incorporated by reference from the Company’s 2005 Form 10-Q dated August 8, 2005

(16)	Incorporated by reference from the Company’s 2005 Form 8-K dated October 11, 2005

(17)	Incorporated by reference from the Company’s 2005 Form 8-K dated November 17, 2005

(18)	Incorporated by reference from the Company’s 2006 Form 8-K dated January 13, 2006

(19)	Incorporated by reference from the Company’s 2006 Form 8-K dated February 2, 2006

(20)	Incorporated by reference from the Company’s 2006 Form 8-K dated February 15, 2006

(21)	Incorporated by reference from the Company’s 2006 Form 8-K dated March 31, 2006

(22)	Incorporated by reference from the Company’s 2006 Form 8-K dated May 4, 2006

(23)	Incorporated by reference from the Company’s 2005 Form 10-Q dated May 31, 2006

(24)	Incorporated by reference from the Company’s 2006 Form 10-Q dated August 9, 2006

(25)	Incorporated by reference from the Company’s 2006 Form 10-Q dated November 8, 2006