Form 10-Q
period 2007-03-31
CHICAGO BRIDGE & IRON CO N V
filed 2007-05-03
CIK 1027884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes      ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     The number of shares outstanding of the registrant’s common stock as of April 30, 2007 – 96,439,335.

CHICAGO BRIDGE & IRON COMPANY N.V.
Table of Contents

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Revenue	$857,305	$646,596
Cost of revenue	773,966	587,396

Gross profit	83,339	59,200
Selling and administrative expenses	36,838	38,949
Intangibles amortization	132	177
Other operating income, net	(428)	(90)

Income from operations	46,797	20,164
Interest expense	(1,078)	(2,389)
Interest income	8,071	2,850

Income before taxes and minority interest	53,790	20,625
Income tax expense	(16,137)	(6,468)

Income before minority interest	37,653	14,157
Minority interest in income	(1,058)	(821)

Net income	$36,595	$13,336

Net income per share:
Basic	$0.38	$0.14
Diluted	$0.38	$0.13

Weighted average shares outstanding:
Basic	95,533	97,390
Diluted	96,738	99,264

Cash dividends on shares:
Amount	$3,860	$2,919
Per share	$0.04	$0.03
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)

Assets
Cash and cash equivalents	$683,128	$619,449
Accounts receivable, net of allowance for doubtful accounts of $1,547 in 2007 and $2,008 in 2006	439,047	489,008
Contracts in progress with costs and estimated earnings exceeding related progress billings	161,451	101,134
Deferred income taxes	31,342	42,158
Other current assets	55,267	44,041

Total current assets	1,370,235	1,295,790

Property and equipment, net	203,836	194,644
Non-current contract retentions	10,364	17,305
Goodwill	228,974	229,460
Other intangibles	25,958	26,090
Other non-current assets	25,803	21,123

Total assets	$1,865,170	$1,784,412

Liabilities

Notes payable	$278	$781
Current maturity of long-term debt	25,000	25,000
Accounts payable	374,408	373,668
Accrued liabilities	111,774	130,443
Contracts in progress with progress billings exceeding related costs and estimated earnings	675,151	604,238
Income taxes payable	600	3,030

Total current liabilities	1,187,211	1,137,160

Other non-current liabilities	99,629	93,536
Deferred income taxes	4,491	5,691
Minority interest in subsidiaries	6,648	5,590

Total liabilities	1,297,979	1,241,977

Shareholders’ Equity

Common stock, Euro .01 par value; shares authorized: 250,000,000 in 2007 and 2006; shares issued: 99,073,635 in 2007 and 99,019,462 in 2006; shares outstanding: 96,334,991 in 2007 and 95,967,024 in 2006	1,154	1,153
Additional paid-in capital	350,846	355,939
Retained earnings	323,366	292,431
Stock held in Trust	(21,750)	(15,231)
Treasury stock, at cost; 2,738,644 shares in 2007 and 3,052,438 shares in 2006	(75,769)	(80,040)
Accumulated other comprehensive loss	(10,656)	(11,817)

Total shareholders’ equity	567,191	542,435

Total liabilities and shareholders’ equity	$1,865,170	$1,784,412

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Cash Flows from Operating Activities

Net income	$36,595	$13,336
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,193	5,611
Long-term incentive plan amortization	6,871	7,848
Gain on sale of property, plant and equipment	(428)	(90)
Loss on foreign currency hedge ineffectiveness	617	1,934
Excess tax benefits from share-based compensation	(3,610)	(15,966)
Change in operating assets and liabilities (see below)	56,293	12,238

Net cash provided by operating activities	103,531	24,911

Cash Flows from Investing Activities

Capital expenditures	(22,518)	(12,790)
Increase in restricted cash	—	(21,480)
Proceeds from sale of property, plant and equipment	1,405	355

Net cash used in investing activities	(21,113)	(33,915)

Cash Flows from Financing Activities

(Decrease) increase in notes payable	(503)	254
Excess tax benefits from share-based compensation	3,610	15,966
Purchase of treasury stock	(20,945)	(20,551)
Issuance of common stock	1,262	1,284
Issuance of treasury stock	1,697	—
Dividends paid	(3,860)	(2,919)

Net cash used in financing activities	(18,739)	(5,966)

Increase (decrease) in cash and cash equivalents	63,679	(14,970)
Cash and cash equivalents, beginning of the year	619,449	333,990

Cash and cash equivalents, end of the period	$683,128	$319,020

Change in Operating Assets and Liabilities

Decrease (increase) in receivables, net	$49,961	$(38,121)
Change in contracts in progress, net	10,596	74,516
Decrease (increase) in non-current contract retentions	6,941	(3,348)
Increase (decrease) in accounts payable	740	(13,722)
Increase in other current and non-current assets	(16,419)	(2,697)
Change in income taxes payable and deferred income taxes	10,601	1,744
Decrease in accrued and other non-current liabilities	(7,660)	(6,244)
Decrease in other	1,533	110

Total	$56,293	$12,238

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007
(in thousands, except per share data)
(Unaudited)
1. Significant Accounting Policies
Basis of Presentation—The accompanying unaudited condensed consolidated financial statements for Chicago Bridge & Iron Company N.V. (“CB&I” or the “Company”) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, our unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our financial position as of March 31, 2007, our results of operations for each of the three-month periods ended March 31, 2007 and 2006, and our cash flows for each of the three-month periods ended March 31, 2007 and 2006. The condensed consolidated balance sheet at December 31, 2006 is derived from the December 31, 2006 audited consolidated financial statements. Certain prior year balances have been reclassified to conform to our current year presentation. Specifically, prepayment balances associated with our contracts have been reclassified from other current assets to contracts in progress balances on our December 31, 2006 condensed consolidated balance sheet.
Although management believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations and cash flows for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2006.
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
Contract revenue reflects the original contract price adjusted for approved change orders and estimated minimum recoveries of unapproved change orders and claims. We recognize unapproved change orders and claims to the extent that related costs have been incurred when it is probable that they will result in additional contract revenue and their value can be reliably estimated. At March 31, 2007 and December 31, 2006, we had no material outstanding unapproved change orders/claims recognized.
Losses expected to be incurred on contracts in progress are charged to earnings in the period such losses are known. There were no significant provisions for additional costs associated with contracts projected to be in a material loss position during the periods ended March 31, 2007 or 2006.

Costs and estimated earnings to date in excess of progress billings on contracts in progress represent the cumulative revenue recognized less the cumulative billings to the customer. Any billed revenue that has not been collected is reported as accounts receivable. Unbilled revenue is reported as contracts in progress with costs and estimated earnings exceeding related progress billings on the condensed consolidated balance sheets. The timing of when we bill our customers is generally based on advance billing terms or contingent on completion of certain phases of the work as stipulated in the contract. Progress billings in accounts receivable at March 31, 2007 and December 31, 2006 include retentions totaling $76,905 and $62,723, respectively, to be collected within one year. Contract retentions collectible beyond one year are included in non-current contract retentions on the condensed consolidated balance sheets. Cost of revenue includes direct contract costs such as material and construction labor, and indirect costs which are attributable to contract activity.
Foreign Currency—The nature of our business activities involves the management of various financial and market risks, including those related to changes in currency exchange rates. The effects of translating financial statements of foreign operations into our reporting currency are recognized in shareholders’ equity in accumulated other comprehensive loss as cumulative translation adjustment, net of tax, which includes tax credits associated with the translation adjustment. Foreign currency exchange gains/losses are included in the condensed consolidated statements of income within cost of revenue.
New Accounting Standards—On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of our adoption of FIN 48, we recognized an approximate $1,800 increase in our liability for unrecognized tax benefits, which was accounted for as a cumulative-effect adjustment to our beginning retained earnings balance. Including the impact of adoption of FIN 48, our unrecognized tax benefits totaled $15,800.
We are subject to taxation in the United States and various states and foreign jurisdictions. We have significant operations in the United States, The Netherlands, Canada and the United Kingdom. Tax years remaining subject to examination by worldwide tax jurisdictions vary by country and legal entity, but are generally open for tax years ending after 2001, and in certain cases back to 1997.
To the extent penalties, if any, would be assessed on any underpayment of income tax, such amounts are accrued and classified as a component of income tax expense in our financial statements. Interest is included in interest expense on our consolidated statement of income.
We do not anticipate significant changes in the balance of our unrecognized tax benefits in the next twelve months.
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the effect, if any, that the adoption of this standard will have on our consolidated financial position, results of operations or cash flows.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. U.S. GAAP has required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The FASB has indicated it believes that SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.
SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, that the adoption of this standard will have on our consolidated financial position, results of operations or cash flows.
Per Share Computations—Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of dilutive securities, consisting of employee stock options, restricted shares, performance shares (where performance criteria have been met) and directors’ deferred fee shares.
The following schedule reconciles the income and shares utilized in the basic and diluted EPS computations:

	Three Months Ended
	March 31,
	2007	2006

Net income	$36,595	$13,336

Weighted average shares outstanding — basic	95,533	97,390
Effect of stock options/restricted shares/performance shares	1,142	1,763
Effect of directors’ deferred fee shares	63	111

Weighted average shares outstanding — diluted	96,738	99,264

Net income per share

Basic	$0.38	$0.14
Diluted	$0.38	$0.13
2. Stock Plans
During the three months ended March 31, 2007 and 2006, we recognized $6,871 and $7,848, respectively, of stock-based compensation expense reported as selling and administrative expense in the accompanying condensed consolidated statements of income. See Note 12 of our Consolidated Financial Statements in our 2006 Form 10-K for additional information related to our stock-based compensation plans.
During the three months ended March 31, 2007, we granted 149,329 stock options with a weighted-average per share fair value of $13.55 and a weighted-average exercise price per share of $30.07. Using the Black-Scholes option-pricing model, the fair value of each option grant was estimated on the date of grant based on the following weighted-average assumptions: risk-free interest rate of 4.59%, expected dividend yield of 0.53%, expected volatility of 41.72 and an expected life of 6 years.
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
During the three months ended March 31, 2007, 376,738 restricted shares and 192,655 performance shares were granted with a weighted-average per share grant-date fair value of $30.41 and $30.48, respectively.

The changes in common stock, additional paid-in capital, stock held in trust and treasury stock since December 31, 2006 primarily relate to activity associated with our stock plans. Our treasury stock also reflects the impact of our share repurchase program.
3. Comprehensive Income
Comprehensive income for the three months ended March 31, 2007 and 2006 is as follows:

	Three Months Ended
	March 31,
	2007	2006

Net income	$36,595	$13,336
Other comprehensive income (loss), net of tax:
Currency translation adjustment	635	(219)
Change in unrealized loss on debt securities	10	19
Change in unrealized fair value of cash flow hedges (1)	543	3,088
Change in unrecognized net prior service pension credits	(46)	—
Change in unrecognized net actuarial pension losses	19	—

Comprehensive income	$37,756	$16,224

(1)	Recorded under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Offsetting the unrealized gain/loss on cash flow hedges is an unrealized loss/gain on the underlying transactions, to be recognized when settled.
Accumulated other comprehensive loss reported on our balance sheet at March 31, 2007 includes the following, net of tax: $7,762 of currency translation adjustment loss, $7 of unrealized loss on debt securities, $843 of unrealized fair value gain on cash flow hedges, $1,151 of unrecognized net prior service pension credits and $4,881 of unrecognized net actuarial pension losses. The total unrealized fair value gain on cash flow hedges recorded in accumulated other comprehensive loss as of March 31, 2007 totaled $843, net of tax of $361. Of this amount, $808 of unrealized fair value gain, net of tax of $346, is expected to be reclassified into earnings during the next twelve months due to settlement of the related contracts.
4. Goodwill and Other Intangibles
Goodwill
At March 31, 2007 and December 31, 2006, our goodwill balances were $228,974 and $229,460, respectively, attributable to the excess of the purchase price over the fair value of assets acquired relative to acquisitions within our North America and Europe, Africa, Middle East (“EAME”) segments.
The decrease in goodwill primarily relates to a reduction in accordance with SFAS No. 109, “Accounting for Income Taxes,” where tax goodwill exceeded book goodwill in our North America segment.
The change in goodwill by segment for the three months ended March 31, 2007 is as follows:

	North America	EAME	Total

Balance at December 31, 2006	$201,150	$28,310	$229,460

Adjustments associated with tax goodwill in excess of book goodwill and foreign currency translation	(472)	(14)	(486)

Balance at March 31, 2007	$200,678	$28,296	$228,974

Impairment Testing—SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) states that goodwill and indefinite-lived intangible assets are no longer amortized to earnings, but instead are reviewed for impairment at least annually via a two-phase process, absent any indicators of impairment. The first phase screens for impairment, while the second phase (if necessary) measures impairment. We have elected to perform our annual analysis during the fourth quarter of each year based upon goodwill and indefinite-lived intangible balances as of the beginning of the fourth quarter. Impairment testing of goodwill is accomplished by comparing an estimate of discounted future cash flows to the net book value of each reporting unit. Impairment testing of indefinite-lived intangible assets, which consist of tradenames, is accomplished by demonstrating recovery of the underlying intangible assets, utilizing an estimate of discounted future cash flows. No indicators of goodwill or other intangible asset impairment have been identified during 2007. There can be no assurance that future goodwill or other intangible asset impairment tests will not result in charges to earnings.
Other Intangible Assets
In accordance with SFAS No. 142, the following table provides information concerning our other intangible assets for the periods ended March 31, 2007 and December 31, 2006:

	March 31, 2007		December 31, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets
Technology (10 years)	$1,276	$(635)	$1,276	$(603)
Non-compete agreements (8 years)	3,100	(2,500)	3,100	(2,400)

Total	$4,376	$(3,135)	$4,376	$(3,003)

Unamortized intangible assets
Tradenames	$24,717		$24,717

	$24,717		$24,717

The change in other intangibles relates to additional amortization.

5. Financial Instruments
Although we do not engage in currency speculation, we periodically use hedges, primarily forward contracts, to mitigate certain operating exposures, as well as hedge intercompany loans utilized to finance non-U.S. subsidiaries. At March 31, 2007, our outstanding contracts to hedge intercompany loans and certain operating exposures are summarized as follows:

		Contract	Weighted Average
Currency Sold	Currency Purchased	Amount (1)	Contract Rate

Forward contracts to hedge intercompany loans:(2)
U.S. Dollar	British Pound	$150,918	0.52
U.S. Dollar	Canadian Dollar	$23,980	1.17
U.S. Dollar	South African Rand	$2,482	7.46
U.S. Dollar	Australian Dollar	$51,974	1.28

Contracts to hedge certain operating exposures:(3)
U.S. Dollar	Euro	$27,110	0.77
U.S. Dollar	Swiss Francs	$2,027	1.23
U.S. Dollar	Japanese Yen	$9,813	114.05
Australian Dollar	U.S. Dollar	$386	1.34
British Pound	U.S. Dollar	$3,337	0.49
British Pound	Euro	£38,238	1.44
British Pound	Swiss Francs	£232	2.17

(1)	Represents notional U.S. dollar equivalent at inception of the contract, with the exception of forward contracts to sell: 38,238 British Pounds for 55,123 Euros and 232 British Pounds for 504 Swiss Francs. These contracts are denominated in British Pounds and equate to approximately $75,490 at March 31, 2007.

(2)	These contracts, for which we do not seek hedge accounting treatment under SFAS No. 133, generally mature within seven days of quarter-end and are marked-to-market through the condensed consolidated income statement, generally offsetting any translation gains/losses on the underlying transactions.

(3)	Represent primarily forward contracts which hedge forecasted transactions and firm commitments and generally mature within two years of quarter-end. Certain of these hedges were designated as “cash flow hedges” under SFAS No. 133. We exclude forward points from our hedge assessment analysis which represent the time value component of the fair value of our derivative positions. This time value component is recognized as ineffectiveness within cost of revenue in the condensed consolidated statement of income and was an unrealized loss totaling approximately $503 during the three months ended March 31, 2007. Additionally, certain of these hedges had become ineffective as it became probable that their underlying forecasted transactions will not occur within their originally specified period of time. The unrealized hedge fair value loss associated with these ineffective instruments as well as instruments for which we do not seek hedge accounting treatment totaled $114 and was recognized within cost of revenue in the 2007 condensed consolidated statement of income. The total unrealized hedge fair value loss recognized within cost of revenue for the three months ended March 31, 2007 was $617. At March 31, 2007, the total fair value of our outstanding contracts was $1,174, including the total foreign currency exchange loss related to ineffectiveness. Of the total mark-to-market, $2,293 was recorded in other current assets, $56 was recorded in other non-current assets, $3,520 was recorded in accrued liabilities and $3 was recorded in other non-current liabilities on the condensed consolidated balance sheet.

6. Retirement Benefits
We previously disclosed in our financial statements for the year ended December 31, 2006 that in 2007, we expected to contribute $6,339 and $1,502 to our defined benefit and other postretirement plans, respectively. The following table provides updated contribution information for our defined benefit and postretirement plans as of March 31, 2007:

	Defined	Other Postretirement
	Benefit Plans	Benefits
Contributions made through March 31, 2007	$1,141	$141
Remaining contributions expected for 2007	4,261	1,111

Total contributions expected for 2007	$5,402	$1,252

Components of Net Periodic Benefit Cost

	Defined		Other Postretirement
	Benefit Plans		Benefits
Three months ended March 31,	2007	2006	2007	2006

Service cost	$1,232	$1,194	$321	$385
Interest cost	1,811	1,429	497	562
Expected return on plan assets	(2,405)	(1,908)	—	—
Amortization of prior service costs	6	6	(67)	(32)
Recognized net actuarial loss	22	38	3	73

Net periodic benefit cost	$666	$759	$754	$988

7. Segment Information
We manage our operations by four geographic segments: North America; Europe, Africa, Middle East; Asia Pacific; and Central and South America. Each geographic segment offers similar services.
The Chief Executive Officer evaluates the performance of these four segments based on revenue and income from operations. Each segment’s performance reflects the allocation of corporate costs, which were based primarily on revenue. Intersegment revenue is eliminated in consolidation.

	Three Months Ended
	March 31,
	2007	2006

Revenue
North America	$430,144	$358,232
Europe, Africa, Middle East	282,984	213,879
Asia Pacific	85,421	47,711
Central and South America	58,756	26,774

Total revenue	$857,305	$646,596

Income From Operations
North America	$29,516	$3,130
Europe, Africa, Middle East	8,016	15,967
Asia Pacific	5,797	444
Central and South America	3,468	623

Total income from operations	$46,797	$20,164

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
We believe that the FTC’s Order and Opinion are inconsistent with the law and the facts presented at trial, in the appeal to the Commission, as well as new evidence following the close of the record. We have filed a petition for review of the FTC Order and Opinion with the United States Court of Appeals for the Fifth Circuit. Oral arguments are currently scheduled for May 2, 2007. In addition to the legal proceedings, we also continue to explore a negotiated resolution of this matter with the FTC. We are not required to divest any assets until we have exhausted all appeal processes available to us, including appeal to the United States Supreme Court. Because (i) the remedies described in the Order and Opinion are neither consistent nor clear, (ii) the needs and requirements of any purchaser of divested assets could impact the amount and type of possible additional assets, if any, to be conveyed to the purchaser to constitute it as a viable competitor in the Relevant Products beyond those contained in the PDM Divisions, and (iii) the demand for the Relevant Products is constantly changing, we have not been able to definitively quantify the potential effect on our financial statements. The divested entity could include, among other things, certain fabrication facilities, equipment, contracts and employees of CB&I. The remedies contained in the Order, depending on how and to the extent they are ultimately implemented to establish a viable competitor in the Relevant Products, could have an adverse effect on us, including the possibility of a potential write-down of the net book value of divested assets, a loss of revenue relating to divested contracts and costs associated with a divestiture.
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
On July 5, 2006, a single Consolidated Amended Complaint was filed in the Welmon action in the Southern District of New York consolidating all previously filed actions. We and the individual defendants filed a motion to dismiss the Complaint, which was denied by the Court. On March 2, 2007, the lead plaintiffs filed a motion for class certification, and we and the individual defendants filed an opposition to class certification on April 2, 2007. The Court has scheduled a hearing on the motion for class certification on May 29, 2007. Although we believe that we have meritorious defenses to the claims made in the above action and intend to contest it vigorously, an adverse resolution of the action could have a material adverse effect on our financial position and results of operations in the period in which the lawsuit is resolved.
Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. As of March 31, 2007, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 4,574 plaintiffs, and of those claims, approximately 1,942 claims were pending and 2,632 have been closed through dismissals or settlements. As of March 31, 2007, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount per claim of approximately one thousand dollars. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. We review each case on its own merits and make accruals based on the probability of loss and our ability to estimate the amount of liability and related expenses, if any. We do not currently believe that any unresolved asserted claims will have a material adverse effect on our future results of operations or financial position and at March 31, 2007 we had accrued $896 for liability and related expenses. We are unable to quantify estimated recoveries for recognized and unrecognized contingent losses, if any, that may be expected to be recoverable through insurance, indemnification arrangements or other sources because of the variability in the coverage amounts, deductibles, limitations and viability of carriers with respect to our insurance policies for the years in question.
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
We believe that we are currently in compliance, in all material respects, with all environmental laws and regulations. We do not anticipate that we will incur material capital expenditures for environmental controls or for investigation or remediation of environmental conditions during the remainder of 2007 or 2008.

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
Results of Operations
New Awards/Backlog—During the three months ended March 31, 2007, new awards, representing the value of new project commitments received during a given period, were $2.1 billion, compared with $872.4 million in the same 2006 period. These commitments are included in backlog until work is performed and revenue is recognized or until cancellation. Approximately 75% of the new awards during the first quarter of 2007 were for contracts awarded in the Central and South America segment, primarily from an LNG liquefaction award in Peru, valued in excess of $1.5 billion.
Backlog increased $2.3 billion or 68% to $5.7 billion at March 31, 2007 compared with the year-earlier period, primarily due to the above noted award in Peru. Partly offsetting the increase during the three months ended March 31, 2007, was an approximate $60.0 million reduction of backlog from a Canadian LNG tank project cancellation.
Revenue—Revenue during the three months ended March 31, 2007 of $857.3 million increased $210.7 million, or 33%, compared with the corresponding period in 2006. Revenue grew $71.9 million, or 20% in the North America segment, primarily as a result of growth in LNG work in the region. Revenue increased $69.1 million, or 32%, in the Europe, Africa, Middle East (“EAME”) segment due mainly to continued progress on two LNG projects in the United Kingdom that experienced growth in the second half of 2006. These two projects accounted for approximately 23% of the Company’s total revenue for the three months ended March 31, 2007. Revenue increased 79% in the Asia Pacific segment as a result of higher backlog going into the year, and revenue was 119% higher in the Central and South America segment, mainly due to the higher level of new awards in the quarter.
Gross Profit—Gross profit in the first quarter of 2007 was $83.3 million, or 9.7% of revenue, compared with $59.2 million, or 9.2% of revenue, for the same period in 2006. The increase in gross profit level as a percentage of revenue in the first quarter of 2007 compared with the comparable period of 2006 is due to the factors described below.
North America
Our North America segment was impacted by the following factors:
• Our 2007 gross profit benefited from cancellation provisions associated with the LNG tank project in Canada.
• Our 2006 gross profit was lower as a result of the impact of increased forecasted construction costs to complete several projects recognized during the last half of 2005.

• Partly offsetting the 2007 overall improvement were higher than anticipated labor costs on a project in the United States. The project is scheduled to be completed in the second quarter of 2007.
EAME
Our EAME segment was unfavorably impacted by increased forecasted construction costs on certain projects, primarily related to third party sublets and the impact of labor productivity.
Other
Our AP segment was unfavorably impacted during 2006 by the recognition of increased costs to complete a project in Australia, while our CSA segment benefited in the current period from higher revenue volume.
At March 31, 2007 and December 31, 2006, we had no material outstanding unapproved change orders/claims recognized.
Selling and Administrative Expenses—Selling and administrative expenses for the three months ended March 31, 2007 were $36.8 million, or 4.3% of revenue, compared with $38.9 million, or 6.0% of revenue, for the comparable period in 2006. The decrease in absolute dollars compared with 2006 primarily relates to costs recognized during 2006 associated with the following factors:
• Professional fees, including legal fees associated with concluding the Audit Committee inquiry and proceedings involving the U.S. Federal Trade Commission;
• A severance agreement and the effect of accelerating stock compensation charges associated with the departure of former executives; and
• A retention bonus for an executive.
Income from Operations—Income from operations for the three months ended March 31, 2007 was $46.8 million, compared with $20.2 million for the corresponding 2006 period. As described above, our first quarter 2007 results were favorably impacted by higher revenue volume, improved gross profit levels and lower selling and administrative costs.
Interest Expense and Interest Income—Interest expense for the three months ended March 31, 2007 was $1.1 million, compared with $2.4 million for the corresponding 2006 period. The $1.3 million decrease was primarily due to lower interest expense on our senior notes, resulting from a scheduled principal installment payment of $25.0 million in the third quarter of 2006, and fees recognized during the comparable period of 2006 associated with waivers obtained to extend the deadline of filings outstanding at that time. Interest income for the first quarter 2007 of $8.1 million increased $5.2 million compared to the prior year period due to higher short-term investment levels and higher associated yields.
Income Tax Expense—Income tax expense for the three months ended March 31, 2007 was $16.1 million, or 30.0% of pre-tax income, compared with an income tax expense of $6.5 million, or 31.4%, in the prior year period. The rate decrease compared with the corresponding period of 2006 is primarily due to the U.S./non-U.S. income mix.
Minority Interest in Income—Minority interest in income for the three months ended March 31, 2007 was $1.1 million compared with $0.8 million for the comparable period in 2006. The increase compared with 2006 relates to higher operating income for certain entities.

Liquidity and Capital Resources
At March 31, 2007, cash and cash equivalents totaled $683.1 million.
Operating–During the first three months of 2007, our operations generated $103.5 million of cash flows, as a result of profitability and decreased accounts receivable levels. The decrease in accounts receivable primarily resulted from cash collections on projects within our CSA and EAME segments.
Investing–In the first three months of 2007, we incurred $22.5 million for capital expenditures, primarily in support of projects in our North America and EAME segments.
We continue to evaluate and selectively pursue opportunities for expansion of our business through acquisition of complementary businesses. These acquisitions, if they arise, may involve the use of cash or may require debt or equity financing.
Financing–During the first three months of 2007, net cash flows utilized in financing activities were $18.7 million. Purchases of treasury stock totaled $20.9 million (0.7 million shares at an average price of $29.85 per share) that included cash payments of $3.0 million for withholding taxes on taxable share distributions, for which we withheld approximately 0.1 million shares, and approximately $17.9 million for the repurchase of 0.6 million shares of our stock. These were partly offset by a $3.6 million reclassification of benefits of tax deductions in excess of recognized compensation cost from an operating to a financing cash flow as required by SFAS No. 123(R). Uses of cash also included $3.9 million for the payment of dividends. Our annual 2007 dividend is expected to be in the $15.0 to $16.0 million range. Cash provided by financing activities included $1.7 and $1.3 million from the issuance of treasury and common shares, respectively, primarily from the exercise of stock options.
Our primary internal source of liquidity is cash flow generated from operations. Capacity under a revolving credit facility is also available, if necessary, to fund operating or investing activities. We have a five-year $850.0 million, committed and unsecured revolving credit facility, which terminates in October 2011. As of March 31, 2007, no direct borrowings were outstanding under the revolving credit facility, but we had issued $255.0 million of letters of credit and $595.0 million of available capacity remained under this five-year facility. Such letters of credit are generally issued to customers in the ordinary course of business to support advance payments, as performance guarantees, or in lieu of retention on our contracts. The facility contains certain restrictive covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum net worth level, among other restrictions. The facility also places restrictions on us with regard to subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, and mergers and acquisitions, among other restrictions.
In addition to the revolving credit facility, we have three committed and unsecured letter of credit and term loan agreements (the “LC Agreements”) with Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, National Association, and various private placement note investors. Under the terms of the LC Agreements, either banking institution can issue letters of credit (the “LC Issuers”). In the aggregate, the LC Agreements provide up to $275.0 million of capacity. As of March 31, 2007, no direct borrowings were outstanding under the LC Agreements, but we had issued $275.0 million of letters of credit among all three tranches of LC Agreements. Tranche A, a $50.0 million facility, Tranche B, a $100.0 million facility, and Tranche C, a $125.0 million facility were all fully utilized. Both Tranche A and Tranche B are five-year uncommitted facilities which terminate in November 2011. Tranche C is an eight-year facility expiring in November 2014. The LC Agreements contain certain restrictive covenants, such as a minimum net worth level, a minimum fixed charge coverage ratio and a maximum leverage ratio. The LC Agreements also include restrictions with regard to subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, affiliate transactions, sales and leasebacks, and mergers and acquisitions, among other restrictions. In the event of default under the LC Agreements, including our failure to reimburse a draw against an issued letter of credit, the LC Issuer could transfer its claim against us, to the extent such amount is due and payable by us under the LC Agreements, to the private placement note investors, creating a term loan that is due and payable no later than the stated maturity of the respective LC Agreement. In addition to quarterly letter of credit fees and, to the extent that a term loan is in effect, we would be assessed a floating rate of interest over LIBOR.

We also have various short-term, uncommitted revolving credit facilities across several geographic regions of approximately $574.6 million. These facilities are generally used to provide letters of credit or bank guarantees to customers in the ordinary course of business to support advance payments, as performance guarantees or in lieu of retention on our contracts. At March 31, 2007, we had available capacity of $99.9 million under these uncommitted facilities. In addition to providing letters of credit or bank guarantees, we also issue surety bonds in the ordinary course of business to support our contract performance.
In addition, we have $25.0 million of senior notes outstanding that also contain a number of restrictive covenants, including a maximum leverage ratio and minimum levels of net worth and fixed charge ratios, among other restrictions. The notes also place restrictions on us with regard to investments, other debt, subsidiary indebtedness, sales of assets, liens, nature of business conducted and mergers, among other restrictions.
As of March 31, 2007, the following commitments were in place to support our ordinary course obligations:

	Amounts of Commitments by Expiration Period
(In thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Letters of Credit/Bank Guarantees	$1,004,664	$277,387	$385,967	$331,285	$10,025
Surety Bonds	260,632	216,381	44,221	30	—

Total Commitments	$1,265,296	$493,768	$430,188	$331,315	$10,025

Note: Letters of credit include $37,893 of letters of credit issued in support of our insurance program.
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
For a discussion of pending litigation, including lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed, matters involving the United States Federal Trade Commission and securities class action lawsuits against us, see Note 8 to our condensed consolidated financial statements.

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
New Accounting Standards
On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of our adoption of FIN 48, we recognized an approximate $1.8 million increase in our liability for unrecognized tax benefits, which was accounted for as a cumulative-effect adjustment to our beginning retained earnings balance. Including the impact of adoption of FIN 48, our unrecognized tax benefits totaled $15.8 million.
We are subject to taxation in the United States and various states and foreign jurisdictions. We have significant operations in the United States, The Netherlands, Canada and the United Kingdom. Tax years remaining subject to examination by worldwide tax jurisdictions vary by country and legal entity, but are generally open for tax years ending after 2001, and in certain cases back to 1997.
To the extent penalties, if any, would be assessed on any underpayment of income tax, such amounts are accrued and classified as a component of income tax expense in our financial statements. Interest is included in interest expense on our consolidated statement of income.
We do not anticipate significant changes in the balance of our unrecognized tax benefits in the next twelve months.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. U.S. GAAP has required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings. The FASB has indicated it believes that SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.
SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” SFAS No. 159 is effective for fiscal years beginning after

November 15, 2007. We are currently evaluating the impact, if any, that the adoption of this standard will have on our consolidated financial position, results of operations or cash flows.
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
Contract revenue reflects the original contract price adjusted for approved change orders and estimated minimum recoveries of unapproved change orders and claims. We recognize unapproved change orders and claims to the extent that related costs have been incurred when it is probable that they will result in additional contract revenue and their value can be reliably estimated. At March 31, 2007 and December 31, 2006, we had no material outstanding unapproved change orders/claims recognized.
Losses expected to be incurred on contracts in progress are charged to earnings in the period such losses are known. There were no significant provisions for additional costs associated with contracts projected to be in a material loss position during the periods ended March 31, 2007 or 2006.
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
Financial Instruments—Although we do not engage in currency speculation, we periodically use hedges, primarily forward contracts, to mitigate certain operating exposures, as well as hedge intercompany loans utilized to finance non-U.S. subsidiaries. Hedge contracts utilized to mitigate operating exposures are generally designated as “cash flow hedges” under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Therefore, gains and losses, exclusive of forward points, associated with marking highly effective instruments to market are included in accumulated other comprehensive loss on the condensed consolidated balance sheets, while the gains and losses associated with instruments deemed ineffective during the period and instruments for which we do not seek hedge accounting treatment are recognized within cost of revenue in the condensed consolidated statements of income. Changes in the fair value of forward points are recognized within cost of revenue in the condensed consolidated statements of income. Additionally, gains or losses on forward contracts to hedge intercompany loans are included within cost of revenue in the condensed consolidated statements of income. Our other financial instruments are not significant.
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
Under the guidance of FIN 48, we provide for income taxes in situations where we have and have not received tax assessments. Taxes are provided in those instances where we consider it probable that additional taxes will be due in excess of amounts reflected in income tax returns filed worldwide. As a matter of standard policy, we continually review our exposure to additional income taxes due and as further information is known, increases or decreases, as appropriate, may be recorded in accordance with FIN 48.
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
Recoverability of Goodwill and Indefinite-Lived Intangible Assets—Effective January 1, 2002, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) which states that goodwill and indefinite-lived intangible assets are no longer to be amortized but are to be reviewed annually for impairment.
The goodwill impairment analysis required under SFAS No. 142 requires us to allocate goodwill to our reporting units, compare the fair value of each reporting unit with our carrying amount, including goodwill, and then, if necessary, record a goodwill impairment charge in an amount equal to the excess, if any, of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. The primary method we employ to estimate these fair values is the discounted cash flow method. This methodology is based, to a large extent, on assumptions about future events which may or may not occur as anticipated, and such deviations could have a significant impact on the estimated fair values calculated. These assumptions include, but are not limited to, estimates of future growth rates, discount rates and terminal values of reporting units. Our goodwill balance at March 31, 2007 was $229.0 million.
SFAS No. 142 also requires us to compare the fair value of our indefinite-lived intangible assets to the carrying amount. Impairment testing of our indefinite-lived intangible assets, which consist of tradenames, is accomplished by demonstrating recovery of the underlying intangible assets, also utilizing an estimate of discounted future cash flows. Our indefinite-lived intangible asset balance at March 31, 2007 was $24.7 million.

Forward-Looking Statements
This quarterly report on Form 10-Q contains forward-looking statements. You should read carefully any statements containing the words “expect,” “believe,” “anticipate,” “project,” “estimate,” “predict,” “intend,” “should,” “could,” “may,” “might,” or similar expressions or the negative of any of these terms.
Forward-looking statements involve known and unknown risks and uncertainties. In addition to the material risks listed under “Item 1A. Risk Factors,” as set forth in our Form 10-K for the year ended December 31, 2006 filed with the SEC, that may cause our actual results, performance or achievements to be materially different from those expressed or implied by any forward-looking statements, the following factors could also cause our results to differ from such statements:
•	our ability to realize cost savings from our expected execution performance of contracts;

•	the uncertain timing and the funding of new contract awards, and project cancellations and operating risks;

•	cost overruns on fixed price, target price or similar contracts whether as the result of improper estimates or otherwise;

•	risks associated with percentage-of-completion accounting;

•	our ability to settle or negotiate unapproved change orders and claims;

•	changes in the costs or availability of, or delivery schedule for, equipment, components, materials, labor or subcontractors;

•	adverse impacts from weather may affect our performance and timeliness of completion, which could lead to increased costs and affect the costs or availability of, or delivery schedule for, equipment, components, materials, labor or subcontractors;

•	increased competition;

•	fluctuating revenue resulting from a number of factors, including the cyclical nature of the individual markets in which our customers operate;

•	lower than expected activity in the hydrocarbon industry, demand from which is the largest component of our revenue;

•	lower than expected growth in our primary end markets, including but not limited to LNG and refining and related processes;

•	risks inherent in acquisitions and our ability to obtain financing for proposed acquisitions;

•	our ability to integrate and successfully operate acquired businesses and the risks associated with those businesses;

•	adverse outcomes of pending claims or litigation or the possibility of new claims or litigation, including, but not limited to, pending securities class action litigation, and the potential effect on our business, financial condition and results of operations;

•	the ultimate outcome or effect of the pending FTC order on our business, financial condition and results of operations;

•	lack of necessary liquidity to finance expenditures prior to the receipt of payment for the performance of contracts and to provide bid and performance bonds and letters of credit securing our obligations under our bids and contracts;

•	proposed and actual revisions to U.S. and non-U.S. tax laws, and interpretation of said laws, and U.S. tax treaties with non-U.S. countries (including The Netherlands), that seek to increase income taxes payable;

•	political and economic conditions including, but not limited to, war, conflict or civil or economic unrest in countries in which we operate; and

•	a downturn or disruption in the economy in general.
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
Another form of foreign currency exposure relates to our non-U.S. subsidiaries’ normal contracting activities. We generally try to limit our exposure to foreign currency fluctuations in most of our engineering, procurement and construction contracts through provisions that require customer payments in U.S. dollars or other currencies corresponding to the currency in which costs are incurred. As a result, we generally do not need to hedge foreign currency cash flows for contract work performed. However, where construction contracts do not contain foreign currency provisions, we primarily use forward exchange contracts to hedge foreign currency exposure of forecasted transactions and firm commitments. Our primary foreign currency exchange rate exposure hedged includes the Euro, Swiss Franc, Japanese Yen and U.S. Dollar. The gains and losses on these contracts are intended to offset changes in the value of the related exposures. However, certain of these hedges have become ineffective as it has become probable that their underlying forecasted transaction will not occur within their originally specified periods of time, or at all. The unrealized hedge fair value loss associated with these ineffective instruments as well as instruments for which we do not seek hedge accounting treatment totaled $0.1 million and was recognized within cost of revenue in the condensed consolidated statement of income for the three months ended March 31, 2007. As of March 31, 2007, the notional amount of cash flow hedge contracts outstanding was $110.7 million. The total unrealized hedge fair value loss recognized within cost of revenue for the three months ended March 31, 2007 was $0.6 million. The terms of our contracts extend up to two years. The potential change in fair value for our outstanding contracts from a hypothetical ten percent change in quoted foreign currency exchange rates would be approximately $0.1 million at March 31, 2007.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures— As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon such evaluation, the CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Controls —There were no changes in our internal controls over financial reporting that occurred during the three-month period ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We believe that the FTC’s Order and Opinion are inconsistent with the law and the facts presented at trial, in the appeal to the Commission, as well as new evidence following the close of the record. We have filed a petition for review of the FTC Order and Opinion with the United States Court of Appeals for the Fifth Circuit. Oral arguments are currently scheduled for May 2, 2007. In addition to the legal proceedings, we also continue to explore a negotiated resolution of this matter with the FTC. We are not required to divest any assets until we have exhausted all appeal processes available to us, including appeal to the United States Supreme Court. Because (i) the remedies described in the Order and Opinion are neither consistent nor clear, (ii) the needs and requirements of any purchaser of divested assets could impact the amount and type of possible additional assets, if any, to be conveyed to the purchaser to constitute it as a viable competitor in the Relevant Products beyond those contained in the PDM Divisions, and (iii) the demand for the Relevant Products is constantly changing, we have not been able to definitively quantify the potential effect on our financial statements. The divested entity could include, among other things, certain fabrication facilities, equipment, contracts and employees of CB&I. The remedies contained in the Order, depending on how and to the extent they are ultimately implemented to establish a viable competitor in the Relevant Products, could have an adverse effect on us, including the possibility of a potential write-down of the net book value of divested assets, a loss of revenue relating to divested contracts and costs associated with a divestiture.

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
On July 5, 2006, a single Consolidated Amended Complaint was filed in the Welmon action in the Southern District of New York consolidating all previously filed actions. We and the individual defendants filed a motion to dismiss the Complaint, which was denied by the Court. On March 2, 2007, the lead plaintiffs filed a motion for class certification, and we and the individual defendants filed an opposition to class certification on April 2, 2007. The Court has scheduled a hearing on the motion for class certification on May 29, 2007. Although we believe that we have meritorious defenses to the claims made in the above action and intend to contest it vigorously, an adverse resolution of the action could have a material adverse effect on our financial position and results of operations in the period in which the lawsuit is resolved.
Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. As of March 31, 2007, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 4,574 plaintiffs, and of those claims, approximately 1,942 claims were pending and 2,632 have been closed through dismissals or settlements. As of March 31, 2007, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount per claim of approximately one thousand dollars. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. We review each case on its own merits and make accruals based on the probability of loss and our ability to estimate the amount of liability and related expenses, if any. We do not currently believe that any unresolved asserted claims will have a material adverse effect on our future results of operations or financial position and at March 31, 2007 we had accrued $0.9 million for liability and related expenses. We are unable to quantify estimated recoveries for recognized and unrecognized contingent losses, if any, that may be expected to be recoverable through insurance, indemnification arrangements or other sources because of the variability in the coverage amounts, deductibles, limitations and viability of carriers with respect to our insurance policies for the years in question.
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
We believe that we are currently in compliance, in all material respects, with all environmental laws and regulations. We do not anticipate that we will incur material capital expenditures for environmental controls or for investigation or remediation of environmental conditions during the remainder of 2007 or 2008.
Item 1A. Risk Factors
     There have been no material changes to the Risk Factors disclosure included in our Form 10-K filed on March 1, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities (3)

				d) Maximum Number
			c) Total Number of	of Shares that May
			Shares Purchased as	Yet Be
	a) Total Number of Shares	b) Average Price Paid	Part of Publicly	Purchased Under the
Period (1)	Purchased	per Share	Announced Plan	Plan (2)
January 2007	—	$—	2,041,500	7,658,500
(1/1/07-1/31/07)
February 2007	—	$—	2,041,500	7,658,500
(2/1/07-2/28/07)
March 2007	600,700	$29.8389	2,642,200	7,057,800
(3/1/07 - 3/31/07)

Total	600,700	$29.8389	2,642,200	7,057,800

(1)	On June 1, 2006, we announced the resumption and extension through January 28, 2008 of our existing stock repurchase program, which was originally initiated on May 16, 2005.

(2)	Under the existing stock repurchase program, the authorized amount of the repurchase totals up to 10% of our issued share capital (or approximately 9,700,000 shares).

(3)	Table does not include shares withheld for tax purposes or forfeitures under our equity plans.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits
(a) Exhibits

31.1	(1)	Certification Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	(1)	Certification Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chicago Bridge & Iron Company N.V.
By: Chicago Bridge & Iron Company B.V.
Its: Managing Director

/s/ RONALD A. BALLSCHMIEDE
Ronald A. Ballschmiede
Managing Director (Principal Financial Officer)
Date: May 2, 2007

Index to Exhibits

31.1	(1)	Certification Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	(1)	Certification Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	(1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith