Form 10-Q
period 2007-06-30
CHICAGO BRIDGE & IRON CO N V
filed 2007-08-02
CIK 1027884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-12815
CHICAGO BRIDGE & IRON COMPANY N.V.
(Exact Name of Registrant as Specified in Its Charter)

Incorporated in The Netherlands	IRS Identification Number: Not Applicable
(State of Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
Large accelerated filer    ☑       Accelerated filer    ☐       Non-accelerated filer    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       ☐ Yes    ☑ No
The number of shares outstanding of the registrant’s common stock as of July 31, 2007 – 96,462,086.

CHICAGO BRIDGE & IRON COMPANY N.V.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenue	$1,011,367	$744,187	$1,868,672	$1,390,783
Cost of revenue	949,208	670,469	1,723,174	1,257,865

Gross profit	62,159	73,718	145,498	132,918
Selling and administrative expenses	31,671	29,533	68,509	68,482
Intangibles amortization	132	1,134	264	1,311
Other operating loss (income), net	237	(344)	(191)	(434)

Income from operations	30,119	43,395	76,916	63,559
Interest expense	(917)	(2,324)	(1,995)	(4,713)
Interest income	8,051	4,138	16,122	6,988

Income before taxes and minority interest	37,253	45,209	91,043	65,834
Income tax expense	(9,354)	(11,307)	(25,491)	(17,775)

Income before minority interest	27,899	33,902	65,552	48,059
Minority interest in income	(1,783)	(1,284)	(2,841)	(2,105)

Net income	$26,116	$32,618	$62,711	$45,954

Net income per share:
Basic	$0.27	$0.34	$0.66	$0.47
Diluted	$0.27	$0.33	$0.65	$0.46

Weighted average shares outstanding:
Basic	95,638	97,216	95,586	97,302
Diluted	96,644	98,967	96,691	99,115

Cash dividends on shares:
Amount	$3,857	$2,934	$7,717	$5,853
Per share	$0.04	$0.03	$0.08	$0.06
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)

Assets

Cash and cash equivalents	$661,253	$619,449
Accounts receivable, net of allowance for doubtful accounts of $1,250 in 2007 and $2,008 in 2006	504,168	489,008
Contracts in progress with costs and estimated earnings exceeding related progress billings	184,200	101,134
Deferred income taxes	34,636	42,158
Other current assets	61,570	44,041

Total current assets	1,445,827	1,295,790

Property and equipment, net	222,501	194,644
Non-current contract retentions	11,880	17,305
Goodwill	228,648	229,460
Other intangibles	25,826	26,090
Other non-current assets	22,958	21,123

Total assets	$1,957,640	$1,784,412

Liabilities

Notes payable	$203	$781
Current maturity of long-term debt	25,000	25,000
Accounts payable	427,839	373,668
Accrued liabilities	117,143	130,443
Contracts in progress with progress billings exceeding related costs and estimated earnings	680,554	604,238
Income taxes payable	50	3,030

Total current liabilities	1,250,789	1,137,160

Other non-current liabilities	99,732	93,536
Deferred income taxes	6,244	5,691
Minority interest in subsidiaries	8,432	5,590

Total liabilities	1,365,197	1,241,977

Shareholders’ Equity

Common stock, Euro .01 par value; shares authorized: 250,000,000 in 2007 and 2006; shares issued: 99,073,635 in 2007 and 99,019,462 in 2006; shares outstanding: 96,385,716 in 2007 and 95,967,024 in 2006	1,154	1,153
Additional paid-in capital	350,489	355,939
Retained earnings	345,625	292,431
Stock held in trust	(21,889)	(15,231)
Treasury stock, at cost; 2,687,919 shares in 2007 and 3,052,438 shares in 2006	(77,110)	(80,040)
Accumulated other comprehensive loss	(5,826)	(11,817)

Total shareholders’ equity	592,443	542,435

Total liabilities and shareholders’ equity	$1,957,640	$1,784,412

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006

Cash Flows from Operating Activities

Net income	$62,711	$45,954
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,520	13,860
Long-term incentive plan amortization	9,901	10,566
Gain on sale of property, plant and equipment	(191)	(434)
Unrealized loss (gain) on foreign currency hedge ineffectiveness	1,333	(1,221)
Excess tax benefits from share-based compensation	(5,395)	(16,958)
Change in operating assets and liabilities (see below)	33,271	150,883

Net cash provided by operating activities	117,150	202,650

Cash Flows from Investing Activities

Capital expenditures	(49,366)	(43,166)
Increase in restricted cash	—	(22,965)
Proceeds from sale of property, plant and equipment	1,719	2,077

Net cash used in investing activities	(47,647)	(64,054)

Cash Flows from Financing Activities

Decrease in notes payable	(578)	(656)
Excess tax benefits from share-based compensation	5,395	16,958
Purchase of treasury stock	(30,860)	(29,115)
Issuance of common stock	1,280	3,382
Issuance of treasury stock	4,781	—
Dividends paid	(7,717)	(5,853)

Net cash used in financing activities	(27,699)	(15,284)

Increase in cash and cash equivalents	41,804	123,312
Cash and cash equivalents, beginning of the year	619,449	333,990

Cash and cash equivalents, end of the period	$661,253	$457,302

Change in Operating Assets and Liabilities

Increase in receivables, net	$(15,160)	$(80,387)
Change in contracts in progress, net	(6,750)	229,254
Decrease (increase) in non-current contract retentions	5,425	(6,882)
Increase in accounts payable	54,171	21,800
Increase in other current and non-current assets	(20,349)	(17,415)
Change in income taxes payable and deferred income taxes	11,100	6,939
Decrease in accrued and other non-current liabilities	(2,192)	(4,842)
Decrease in other	7,026	2,416

Total	$33,271	$150,883

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
(in thousands, except per share data)
(Unaudited)
1. Significant Accounting Policies
Basis of Presentation—The accompanying unaudited condensed consolidated financial statements for Chicago Bridge & Iron Company N.V. (“CB&I” or the “Company”) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, our unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our financial position as of June 30, 2007, our results of operations for each of the three-month and six-month periods ended June 30, 2007 and 2006, and our cash flows for each of the six-month periods ended June 30, 2007 and 2006. The condensed consolidated balance sheet at December 31, 2006 is derived from the December 31, 2006 audited consolidated financial statements. Certain prior year balances have been reclassified to conform to our current year presentation. Specifically, prepayment balances associated with our contracts have been reclassified from other current assets to contracts in progress balances on our December 31, 2006 condensed consolidated balance sheet.
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
Revenue Recognition—Revenue is primarily recognized using the percentage-of-completion method. A significant portion of our work is performed on a fixed-price or lump-sum basis. The balance of our work is performed on variations of cost reimbursable and target price approaches. Contract revenue is accrued based on the percentage that actual costs-to-date bear to total estimated costs. We utilize this cost-to-cost approach as we believe this method is less subjective than relying on assessments of physical progress. We follow the guidance of the Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” (“SOP 81-1”) for accounting policies relating to our use of the percentage-of-completion method, estimating costs, revenue recognition, including the recognition of profit incentives, combining and segmenting contracts and unapproved change order/claim recognition. Under the cost-to-cost approach, while the most widely recognized method used for percentage-of-completion accounting, the use of estimated cost to complete each contract is a significant variable in the process of determining income earned and is a significant factor in the accounting for contracts. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates.
Contract revenue reflects the original contract price adjusted for approved change orders and estimated minimum recoveries of unapproved change orders and claims. We recognize revenue associated with unapproved change orders and claims to the extent that related costs have been incurred when recovery is probable and the value can be reliably estimated. At June 30, 2007, we had an outstanding unapproved change order of $46,099 factored into the determination of revenue and estimated costs for the associated project. At December 31, 2006, we had no material outstanding unapproved change orders/claims.
Losses expected to be incurred on contracts in progress are charged to earnings in the period such losses are known. Provisions for additional costs associated with a contract projected to be in a significant loss position at June 30,

2007 resulted in a $15,355 charge to earnings in the three-month period and $25,165 during the six-month period ended June 30, 2007. This contract is now substantially complete. There were no significant provisions for additional costs associated with contracts projected to be in a material loss position in the comparable periods of 2006.
Costs and estimated earnings to date in excess of progress billings on contracts in progress represent the cumulative revenue recognized less the cumulative billings to the customer. Any billed revenue that has not been collected is reported as accounts receivable. Unbilled revenue is reported as contracts in progress with costs and estimated earnings exceeding related progress billings on the condensed consolidated balance sheets. The timing of when we bill our customers is generally based on advance billing terms or contingent upon completion of certain phases of the work as stipulated in the contract. Progress billings in accounts receivable at June 30, 2007 and December 31, 2006 include retentions totaling $66,453 and $62,723, respectively, to be collected within one year. Contract retentions collectible beyond one year are included in non-current contract retentions on the condensed consolidated balance sheets. Cost of revenue includes direct contract costs such as material and construction labor, and indirect costs which are attributable to contract activity.
Foreign Currency—The nature of our business activities involves the management of various financial and market risks, including those related to changes in currency exchange rates. The effects of translating financial statements of foreign operations into our reporting currency are recognized in shareholders’ equity within accumulated other comprehensive loss as cumulative translation adjustment, net of tax, which includes tax credits associated with the translation adjustment. Foreign currency exchange gains/losses are included in the condensed consolidated statements of income within cost of revenue.
New Accounting Standards—On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of our adoption of FIN 48, we recognized an approximate $1,800 increase in our liability for unrecognized tax benefits, which was accounted for as a cumulative-effect adjustment to our beginning retained earnings balance. Including the impact of adoption of FIN 48, our unrecognized tax benefits totaled approximately $16,400.
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
The following schedule reconciles the income and shares utilized in the basic and diluted EPS computations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income	$26,116	$32,618	$62,711	$45,954

Weighted average shares outstanding — basic	95,638	97,216	95,586	97,302
Effect of stock options/restricted shares/performance shares	943	1,656	1,042	1,710
Effect of directors’ deferred fee shares	63	95	63	103

Weighted average shares outstanding — diluted	96,644	98,967	96,691	99,115

Net income per share

Basic	$0.27	$0.34	$0.66	$0.47
Diluted	$0.27	$0.33	$0.65	$0.46
2. Stock Plans
During the three and six months ended June 30, 2007, we recognized $3,030 and $9,901, respectively, of compensation expense reported as selling and administrative expense in the accompanying condensed consolidated statements of income versus $2,718 and $10,566 in the comparable periods of 2006. See Note 12 of our Consolidated Financial Statements in our 2006 Form 10-K for additional information related to our stock-based compensation plans.
During the six months ended June 30, 2007, we granted 153,929 stock options with a weighted-average fair value and exercise price per share of $13.64 and $30.27, respectively. Using the Black-Scholes option-pricing model, the fair value of each option grant is estimated on the date of grant based on the following weighted-average assumptions: risk-free interest rate of 4.59%, expected dividend yield of 0.53%, expected volatility of 41.69% and an expected life of 6 years.

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
During the six months ended June 30, 2007, 413,938 restricted shares and 192,655 performance shares were granted with a weighted-average per share grant-date fair value of $31.11 and $30.48, respectively.
The changes in common stock, additional paid-in capital, stock held in trust and treasury stock since December 31, 2006 primarily relate to activity associated with our stock plans. Our treasury stock also reflects the impact of our share repurchase program.
3. Comprehensive Income
Comprehensive income for the three and six months ended June 30, 2007 and 2006 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income	$26,116	$32,618	$62,711	$45,954
Other comprehensive income (loss), net of tax:
Currency translation adjustment	5,219	3,588	5,854	3,369
Change in unrealized loss on debt securities	6	18	16	37
Change in unrealized fair value of cash flow hedges (1)	(369)	46	174	3,134
Change in unrecognized net prior service pension credits	(45)	—	(91)	—
Change in unrecognized net actuarial pension losses	19	—	38	—

Comprehensive income	$30,946	$36,270	$68,702	$52,494

(1)	Recorded under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Offsetting the unrealized gain/loss on cash flow hedges is an unrealized loss/gain on the underlying transactions, to be recognized when settled.
Accumulated other comprehensive loss reported on our balance sheet at June 30, 2007 includes the following, net of tax: $2,543 of currency translation adjustment loss, $473 of unrealized fair value gain on cash flow hedges, $1,105 of unrecognized net prior service pension credits and $4,861 of unrecognized net actuarial pension losses. The total unrealized fair value gain on cash flow hedges recorded in accumulated other comprehensive loss as of June 30, 2007 totaled $473, net of tax of $203. Of this amount, $351 of unrealized fair value gain, net of tax of $150, is expected to be reclassified into earnings during the next twelve months due to settlement of the related contracts.
4. Goodwill and Other Intangibles
Goodwill
At June 30, 2007 and December 31, 2006, our goodwill balances were $228,648 and $229,460, respectively, attributable to the excess of the purchase price over the fair value of assets acquired relative to acquisitions within our North America and Europe, Africa, Middle East (“EAME”) segments.
The decrease in goodwill primarily relates to a reduction in accordance with SFAS No. 109, “Accounting for Income Taxes,” where tax goodwill exceeded book goodwill in our North America segment, partially offset by the impact of foreign currency translation within our EAME segment.

The change in goodwill by segment for the six months ended June 30, 2007 is as follows:

	North America	EAME	Total

Balance at December 31, 2006	$201,150	$28,310	$229,460

Adjustments associated with tax goodwill in excess of book goodwill and foreign currency translation	(959)	147	(812)

Balance at June 30, 2007	$200,191	$28,457	$228,648

Impairment Testing—SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), states that goodwill and indefinite-lived intangible assets are no longer amortized to earnings, but instead are reviewed for impairment at least annually via a two-phase process, absent any indicators of impairment. The first phase screens for impairment, while the second phase (if necessary) measures impairment. We have elected to perform our annual analysis during the fourth quarter of each year based upon goodwill and indefinite-lived intangible balances as of the beginning of the fourth quarter. Impairment testing of goodwill is accomplished by comparing an estimate of discounted future cash flows to the net book value of each reporting unit. Impairment testing of indefinite-lived intangible assets, which consist of tradenames, is accomplished by demonstrating recovery of the underlying intangible assets, utilizing an estimate of discounted future cash flows. No indicators of goodwill or other intangible asset impairment have been identified during 2007. There can be no assurance that future goodwill or other intangible asset impairment tests will not result in charges to earnings.
Other Intangible Assets
In accordance with SFAS No. 142, the following table provides information concerning our other intangible assets for the periods ended June 30, 2007 and December 31, 2006:

	June 30, 2007		December 31, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets
Technology (10 years)	$1,276	$(667)	$1,276	$(603)
Non-compete agreements (8 years)	3,100	(2,600)	3,100	(2,400)

Total	$4,376	$(3,267)	$4,376	$(3,003)

Unamortized intangible assets
Tradenames	$24,717		$24,717

	$24,717		$24,717

The change in other intangibles relates to additional amortization.

5. Financial Instruments
Although we do not engage in currency speculation, we periodically use hedges, primarily forward contracts, to mitigate certain operating exposures, as well as hedge intercompany loans utilized to finance non-U.S. subsidiaries. At June 30, 2007, our outstanding contracts to hedge intercompany loans and certain operating exposures are summarized as follows:

		Contract	Weighted Average
Currency Sold	Currency Purchased	Amount (1)	Contract Rate

Forward contracts to hedge intercompany loans: (2)
U.S. Dollar	British Pound	$43,470	0.50
U.S. Dollar	Canadian Dollar	$36,500	1.05
U.S. Dollar	South African Rand	$2,654	7.13
U.S. Dollar	Australian Dollar	$61,345	1.19

Contracts to hedge certain operating exposures: (3)
U.S. Dollar	Euro	$56,726	0.74
U.S. Dollar	Swiss Francs	$2,059	1.21
British Pound	U.S. Dollar	$2,311	0.47
British Pound	Euro	£12,555	1.44

(1)	Represents the notional U.S. dollar equivalent at inception of the contract, with the exception of forward contracts to sell 12,555 British Pounds for 18,124 Euros. These contracts are denominated in British Pounds and equate to approximately $25,220 at June 30, 2007.

(2)	These contracts, for which we do not seek hedge accounting treatment under SFAS No. 133, generally mature within seven days of quarter-end and are marked-to-market within cost of revenue in the condensed consolidated income statement, generally offsetting any translation gains/losses on the underlying transactions.

(3)	Represent primarily forward contracts which hedge forecasted transactions and firm commitments and generally mature within two years of quarter-end. Certain of these hedges were designated as “cash flow hedges” under SFAS No. 133. We exclude forward points, which represent the time value component of the fair value of our derivative positions, from our hedge assessment analysis. This time value component is recognized as ineffectiveness within cost of revenue in the condensed consolidated statement of income and was an unrealized loss totaling approximately $1,196 during the six months ended June 30, 2007. Additionally, certain of these hedges have become ineffective as it has become probable that their underlying forecasted transactions will not occur within their originally specified periods of time, or at all. The unrealized hedge fair value loss associated with these ineffective instruments, as well as instruments for which we do not seek hedge accounting treatment, totaled $137 and was recognized within cost of revenue in the 2007 condensed consolidated statement of income. The total unrealized hedge fair value loss recognized within cost of revenue for the six months ended June 30, 2007 was $1,333. At June 30, 2007, the total fair value of our outstanding contracts was $395, including the total foreign currency exchange loss related to ineffectiveness. Of the total mark-to-market, $962 was recorded in other current assets, $29 was recorded in other non-current assets and $1,386 was recorded in accrued liabilities on the condensed consolidated balance sheet.

6. Retirement Benefits
We previously disclosed in our financial statements for the year ended December 31, 2006 that in 2007, we expected to contribute $6,339 and $1,502 to our defined benefit and other postretirement plans, respectively. The following table provides updated contribution information for our defined benefit and postretirement plans as of June 30, 2007:

	Defined	Other Postretirement
	Benefit Plans	Benefits
Contributions made through June 30, 2007	$2,425	$259
Remaining contributions expected for 2007	3,898	752

Total contributions expected for 2007	$6,323	$1,011

Components of Net Periodic Benefit Cost

	Defined		Other Postretirement
	Benefit Plans		Benefits
Three months ended June 30,	2007	2006	2007	2006

Service cost	$1,220	$1,202	$321	$385
Interest cost	1,842	1,481	498	564
Expected return on plan assets	(2,441)	(1,979)	—	—
Amortization of prior service costs	6	6	(67)	(30)
Recognized net actuarial loss	25	39	3	73

Net periodic benefit cost	$652	$749	$755	$992

Six months ended June 30,	2007	2006	2007	2006

Service cost	$2,452	$2,396	$642	$770
Interest cost	3,653	2,910	995	1,126
Expected return on plan assets	(4,846)	(3,887)	—	—
Amortization of prior service costs	12	12	(134)	(62)
Recognized net actuarial loss	47	77	6	146

Net periodic benefit cost	$1,318	$1,508	$1,509	$1,980

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenue

North America	$456,386	$407,475	$886,530	$765,707
Europe, Africa, Middle East	339,499	245,810	622,483	459,689
Asia Pacific	97,949	61,621	183,370	109,332
Central and South America	117,533	29,281	176,289	56,055

Total revenue	$1,011,367	$744,187	$1,868,672	$1,390,783

Income (Loss) From Operations

North America	$18,742	$21,233	$48,258	$24,363
Europe, Africa, Middle East	(7,402)	13,139	614	29,106
Asia Pacific	8,628	5,864	14,425	6,308
Central and South America	10,151	3,159	13,619	3,782

Total income from operations	$30,119	$43,395	$76,916	$63,559

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
We appealed the ruling to the full FTC. In addition, the FTC Staff appealed the sufficiency of the remedies contained in the ruling to the full FTC. On January 6, 2005, the Commission issued its Opinion and Final Order. According to the FTC’s Opinion, we would be required to divide our industrial division, including employees, into two separate operating divisions, CB&I and New PDM, and to divest New PDM to a purchaser approved by the FTC within 180 days of the Order becoming final. By order dated August 30, 2005, the FTC issued its final ruling substantially denying our petition to reconsider and upholding the Final Order as modified.
We believe that the FTC’s Order and Opinion are inconsistent with the law and the facts presented at trial, in the appeal to the Commission, as well as new evidence following the close of the record. We have filed a petition for review of the FTC Order and Opinion with the United States Court of Appeals for the Fifth Circuit. Oral arguments occurred on May 2, 2007. In addition to the legal proceedings, we also continue to explore a negotiated resolution of this matter with the FTC. We are not required to divest any assets until we have exhausted all appeal processes available to us, including appeal to the United States Supreme Court. Because (i) the remedies described in the Order and Opinion are neither consistent nor clear, (ii) the needs and requirements of any purchaser of divested assets could impact the amount and type of possible additional assets, if any, to be conveyed to the purchaser to constitute it as a viable competitor in the Relevant Products beyond those contained in the PDM Divisions, and (iii) the demand for the Relevant Products is constantly changing, we have not been able to definitively quantify the potential effect on our financial statements. The divested entity could include, among other things, certain fabrication facilities, equipment, contracts and employees of CB&I. The remedies contained in the Order, depending on how and to the extent they are ultimately implemented to establish a viable competitor in the Relevant Products, could have an adverse effect on us, including the possibility of a potential write-down of the net book value of divested assets, a loss of revenue relating to divested contracts and costs associated with a divestiture.
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
On July 5, 2006, a single Consolidated Amended Complaint was filed in the Welmon action in the Southern District of New York consolidating all previously filed actions. We and the individual defendants filed a motion to dismiss the Complaint, which was denied by the Court. On March 2, 2007, the lead plaintiffs filed a motion for class certification, and we and the individual defendants filed an opposition to class certification on April 2, 2007. After an initial hearing on the motion for class certification held on May 29, 2007, the Court scheduled another hearing to be held on November 19-20, 2007, to resolve factual issues regarding the typicality and adequacy of the proposed class representatives. Although we believe that we have meritorious defenses to the claims made in the above action and intend to contest it vigorously, an adverse resolution of the action could have a material adverse effect on our financial position and results of operations in the period in which the lawsuit is resolved.
Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. As of June 30, 2007, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 4,592 plaintiffs, and of those claims, approximately 1,950 claims were pending and 2,642 have been closed through dismissals or settlements. As of June 30, 2007, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount per claim of approximately one thousand dollars. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. We review each case on its own merits and make accruals based on the probability of loss and our ability to estimate the amount of liability and related expenses, if any. We do not currently believe that any unresolved asserted claims will have a material adverse effect on our future results of operations or financial position and at June 30, 2007 we had accrued $930 for liability and related expenses. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that may be expected to be recoverable because of the variability in the coverage amounts, deductibles, limitations and viability of carriers with respect to our insurance policies for the years in question.
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
Results of Operations
New Awards/Backlog—During the three months ended June 30, 2007, new awards, representing the value of new project commitments received during a given period, were $2.0 billion, compared with $636.8 million in the same 2006 period. These commitments are included in backlog until work is performed and revenue is recognized or until cancellation. Approximately 38% of the new awards during the second quarter of 2007 were for contracts awarded in the Central and South America (“CSA”) segment, while 31% were for contracts awarded in the EAME segment. Significant awards during the quarter included the engineering, procurement and construction of an LNG regasification terminal in Chile, valued at approximately $775.0 million, and approximately $500.0 million for an LNG import terminal expansion in the United Kingdom. New awards for the six months ended June 30, 2007 was $4.1 billion compared with $1.5 billion in the same period last year. The increase over the comparable prior year period was primarily due to awards within our CSA segment.
Backlog increased $3.4 billion or 102% to $6.8 billion at June 30, 2007 compared with the year-earlier period, primarily due to new awards in our CSA segment.
Revenue—Revenue during the three months ended June 30, 2007 of $1.0 billion increased $267.2 million, or 36%, compared with the corresponding period in 2006. Revenue grew $48.9 million, or 12%, in the North America segment. Revenue increased $93.7 million, or 38%, in the EAME segment due mainly to continued progress on two LNG projects in the United Kingdom. These two projects accounted for approximately 21% of the Company’s total revenue for the three months ended June 30, 2007. Revenue increased 59% in the Asia Pacific (“AP”) segment as a result of higher backlog going into the year, and revenue was 301% higher in the CSA segment, mainly due to the higher level of new awards. Revenue during the six months ended June 30, 2007 of $1.9 billion increased $477.9 million or 34% compared with the corresponding period in 2006. We anticipate that a higher volume of our revenue will be generated in the CSA segment as a result of the significant increase in new awards.
Gross Profit—Gross profit in the second quarter of 2007 was $62.2 million, or 6.1% of revenue, compared with $73.7 million, or 9.9% of revenue, for the same period in 2006. The decrease in gross profit level as a percentage of revenue in the second quarter of 2007 compared with the comparable period of 2006 is due to the factors described below. Gross profit in the first six months of 2007 was $145.5 million, or 7.8% of revenue, versus $132.9 million, or 9.6% of revenue, for the same period in 2006.
•	Our North America segment recognized a $15.4 million charge to earnings during the three months ended June 30, 2007 for a project in a loss position, which is now substantially complete. For the six months ended June 30, 2007, we recognized $25.2 million of charges to earnings associated with this project. These charges related primarily to higher than anticipated labor costs and modifications to our field execution approach.

Also impacting the North America segment was an increase in the forecasted costs to complete a project that required additional engineering costs for extensive customer modifications and an overall schedule extension.

•	Our EAME segment was unfavorably impacted by increased forecasted construction costs on two projects in the United Kingdom. We increased our forecasted costs to complete these projects as a result of lower than expected labor productivity and schedule impacts, which increased our project management and field labor estimates and associated subcontract costs. Partially offsetting the above noted impact, an unapproved change order of $46.1 million was factored into the determination of revenue for one project. This unapproved change order, which is anticipated to be settled within the next six months, relates to additional costs attributable to a change in customer specifications for materials.

As a result of the above noted factors, we recognized a $35.0 million charge to earnings during the second quarter associated with these two projects. If the final settlement is less than the unapproved change order, labor productivity does not improve, as expected, or subcontractor issues are not resolved for amounts currently included in our estimates, our future results of operations would be negatively impacted.

•	Both our AP and CSA segments were favorably impacted by the higher level of new awards in these regions.
Selling and Administrative Expenses—Selling and administrative expenses for the three months ended June 30, 2007 were $31.7 million, or 3.1% of revenue, compared with $29.5 million, or 4.0% of revenue, for the comparable period in 2006. Selling and administrative expenses for the six months ended June 30, 2007 were $68.5 million, or 3.7% of revenue, versus $68.5 million, or 4.9% of revenue, for the comparable period in 2006.
Income from Operations—Income from operations for the three and six months ended June 30, 2007 was $30.1 million and $76.9 million, respectively, compared with $43.4 million and $63.6 million for the corresponding 2006 periods. As described above, our second quarter 2007 results were favorably impacted by higher revenue volume, offset by lower gross profit levels and higher selling and administrative costs.
Interest Expense and Interest Income—Interest expense for the second quarter 2007 was $0.9 million, compared with $2.3 million for the corresponding 2006 period. The $1.4 million decrease was primarily due to lower interest expense on our senior notes, resulting from a scheduled principal installment payment of $25.0 million in the third quarter of 2006 and lower interest resulting from the favorable settlement of contingent tax obligations in the second half of 2006. Interest income for the second quarter 2007 of $8.1 million increased $3.9 million compared to the prior year period due to higher short-term investment levels and higher associated yields.
Income Tax Expense—Income tax expense for the three months ended June 30, 2007 was $9.4 million, or 25.1% of pre-tax income, compared with an income tax expense of $11.3 million, or 25.0%, in the prior year period. Income tax expense for the six months ended June 30, 2007 was $25.5 million, or 28.0% of pre-tax income, compared with income tax expense of $17.8 million, or 27.0% in the prior year period.
Minority Interest in Income—Minority interest in income for the three months ended June 30, 2007 was $1.8 million compared with $1.3 million for the comparable period in 2006. Minority interest in income for the six months ended June 30, 2006 was $2.8 million versus $2.1 million for the comparable period in 2006. The increase compared with 2006 relates to higher operating income for certain entities.
Liquidity and Capital Resources
At June 30, 2007, cash and cash equivalents totaled $661.3 million.
Operating-During the first six months of 2007, our operations generated $117.2 million of cash flows as a result of profitability and increased accounts payable levels. The increase in accounts payable primarily resulted from projects within our CSA segment.

Investing-In the first six months of 2007, we incurred $49.4 million for capital expenditures, primarily in support of projects in our North America and EAME segments.
We continue to evaluate and selectively pursue opportunities for expansion of our business through acquisition of complementary businesses. These acquisitions, if they arise, may involve the use of cash or may require debt or equity financing.
Financing-During the first six months of 2007, net cash flows utilized in financing activities were $27.7 million. Purchases of treasury stock totaled $30.9 million (approximately 1.0 million shares at an average price of $31.62 per share) that included cash payments of $3.2 million for withholding taxes on taxable share distributions, for which we withheld approximately 0.1 million shares, and approximately $27.7 million for the repurchase of 0.9 million shares of our stock. These were partly offset by a $5.4 million reclassification of benefits of tax deductions in excess of recognized compensation cost from an operating to a financing cash flow as required by SFAS No. 123(R). Uses of cash also included $7.7 million for the payment of dividends. Our annual 2007 dividend is expected to be in the $15.0 to $16.0 million range. Cash provided by financing activities included $4.8 and $1.3 million from the issuance of treasury and common shares, respectively, primarily as a result of the exercise of stock options. On July 15, 2007, we paid the final of three annual installments of $25.0 million on our senior notes.
Our primary internal source of liquidity is cash flow generated from operations. Capacity under our revolving credit facility is also available, if necessary, to fund our operating and investing activities. We have a five-year $850.0 million, committed and unsecured revolving credit facility, which terminates in October 2011. As of June 30, 2007, no direct borrowings were outstanding under the revolving credit facility, but we had issued $339.7 million of letters of credit and $510.3 million of available capacity remained under this five-year facility. Such letters of credit are generally issued to customers in the ordinary course of business to support advance payments, as performance guarantees, or in lieu of retention on our contracts. The facility contains certain restrictive covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum net worth level, among other restrictions. The facility also places restrictions on us with regard to subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, and mergers and acquisitions, among other restrictions.
In addition to the revolving credit facility, we have three committed and unsecured letter of credit and term loan agreements (the “LC Agreements”) with Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, National Association, and various private placement note investors. Under the terms of the LC Agreements, either banking institution can issue letters of credit (the “LC Issuers”). In the aggregate, the LC Agreements provide up to $275.0 million of capacity. As of June 30, 2007, no direct borrowings were outstanding under the LC Agreements, but we had issued $274.5 million of letters of credit among all three tranches of LC Agreements. Tranche A, a $50.0 million facility, and Tranche B, a $100.0 million facility, were fully utilized. Tranche C, a $125.0 million facility, had $0.5 million of available capacity remaining at June 30, 2007. Both Tranche A and Tranche B are five-year uncommitted facilities which terminate in November 2011. Tranche C is an eight-year facility expiring in November 2014. The LC Agreements contain certain restrictive covenants, such as a minimum net worth level, a minimum fixed charge coverage ratio and a maximum leverage ratio. The LC Agreements also include restrictions with regard to subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, affiliate transactions, sales and leasebacks, and mergers and acquisitions, among other restrictions. In the event of default under the LC Agreements, including our failure to reimburse a draw against an issued letter of credit, the LC Issuer could transfer its claim against us, to the extent such amount is due and payable by us under the LC Agreements, to the private placement note investors, creating a term loan that is due and payable no later than the stated maturity of the respective LC Agreement. In addition to quarterly letter of credit fees and, to the extent that a term loan is in effect, we would be assessed a floating rate of interest over LIBOR.
We also have various short-term, uncommitted revolving credit facilities across several geographic regions of approximately $760.0 million. These facilities are generally used to provide letters of credit or bank guarantees to customers in the ordinary course of business to support advance payments, as performance guarantees or in lieu of retention on our contracts. At June 30, 2007, we had available capacity of $281.0 million under these uncommitted facilities. In addition to providing letters of credit or bank guarantees, we also issue surety bonds in the ordinary course of business to support our contract performance.

In addition, as of June 30, 2007, we had $25.0 million of senior notes outstanding that contained a number of restrictive covenants, including a maximum leverage ratio and minimum levels of net worth and fixed charge ratios, among other restrictions. The notes also placed restrictions on us with regard to investments, other debt, subsidiary indebtedness, sales of assets, liens, nature of business conducted and mergers, among other restrictions. The final $25.0 million installment of senior notes was paid on July 13, 2007.
As of June 30, 2007, the following commitments were in place to support our ordinary course obligations:

	Amounts of Commitments by Expiration Period
(In thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Letters of Credit/Bank Guarantees	$1,093,207	$291,924	$621,650	$160,025	$19,608
Surety Bonds	277,003	218,181	58,767	55	—

Total Commitments	$1,370,210	$510,105	$680,417	$160,080	$19,608

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
Off-Balance Sheet Arrangements
We use operating leases for facilities and equipment when they make economic sense. In 2001, we entered into a sale (for approximately $14.0 million) and leaseback transaction of our Plainfield, Illinois administrative office with a lease term of 20 years, which is accounted for as an operating lease. Minimum lease payments over the next five years of the lease, from 2007 through 2011, for this facility are expected to be approximately $1.6 million per year.
Other than the commitments to support our ordinary course obligations, as described above, we have no other significant off-balance sheet arrangements.
New Accounting Standards
For a discussion of new accounting standards, see the applicable section included within Note 1 to our condensed consolidated financial statements.

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
We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:
Revenue Recognition—Revenue is primarily recognized using the percentage-of-completion method. A significant portion of our work is performed on a fixed-price or lump sum basis. The balance of our work is performed on variations of cost reimbursable and target price approaches. Contract revenue is accrued based on the percentage that actual costs-to-date bear to total estimated costs. We utilize this cost-to-cost approach as we believe this method is less subjective than relying on assessments of physical progress. We follow the guidance of SOP 81-1, for accounting policies relating to our use of the percentage-of-completion method, estimating costs, revenue recognition, including the recognition of profit incentives, combining and segmenting contracts and unapproved change order/claim recognition. Under the cost-to-cost approach, while the most widely recognized method used for percentage-of-completion accounting, the use of estimated cost to complete each contract is a significant variable in the process of determining income earned and is a significant factor in the accounting for contracts. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates.
Contract revenue reflects the original contract price adjusted for approved change orders and estimated minimum recoveries of unapproved change orders and claims. We recognize revenue associated with unapproved change orders and claims to the extent that related costs have been incurred when recovery is probable and the value can be reliably estimated. At June 30, 2007, we had an outstanding unapproved change order of $46.1 million factored into the determination of revenue and estimated costs for the associated project. At December 31, 2006, we had no material outstanding unapproved change orders/claims. If the final settlement is less than the unapproved change order, our results of operations could be negatively impacted.
Losses expected to be incurred on contracts in progress are charged to earnings in the period such losses are known. Provisions for additional costs associated with a contract projected to be in a significant loss position at June 30, 2007 resulted in a $15.4 million charge to earnings in the three-month period and $25.2 million during the six-month period ended June 30, 2007. The contract is now substantially complete. There were no significant provisions for additional costs associated with contracts projected to be in a material loss position in the comparable periods of 2006.
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
Recoverability of Goodwill and Indefinite-Lived Intangible Assets—Effective January 1, 2002, we adopted SFAS No. 142 which states that goodwill and indefinite-lived intangible assets are no longer to be amortized but are to be reviewed annually for impairment.
The goodwill impairment analysis required under SFAS No. 142 requires us to allocate goodwill to our reporting units, compare the fair value of each reporting unit with our carrying amount, including goodwill, and then, if necessary, record a goodwill impairment charge in an amount equal to the excess, if any, of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. The primary method we employ to estimate these fair values is the discounted cash flow method. This methodology is based, to a large extent, on assumptions about future events which may or may not occur as anticipated, and such deviations could have a significant impact on the estimated fair values calculated. These assumptions include, but are not limited to, estimates of future growth rates, discount rates and terminal values of reporting units. Our goodwill balance at June 30, 2007 was $228.6 million.
SFAS No. 142 also requires us to compare the fair value of our indefinite-lived intangible assets to the carrying amount. Impairment testing of our indefinite-lived intangible assets, which consist of tradenames, is accomplished by demonstrating recovery of the underlying intangible assets, also utilizing an estimate of discounted future cash flows. Our indefinite-lived intangible asset balance at June 30, 2007 was $24.7 million.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in foreign currency exchange rates, which may adversely affect our results of operations and financial condition. One exposure to fluctuating exchange rates relates to the effects of translating the financial statements of our non-U.S. subsidiaries, which are denominated in currencies other than the U.S. dollar, into the U.S. dollar. The foreign currency translation adjustments are recognized in shareholders’ equity within accumulated other comprehensive loss as cumulative translation adjustment, net of any applicable tax. We generally do not hedge our exposure to potential foreign currency translation adjustments.
Another form of foreign currency exposure relates to our non-U.S. subsidiaries’ normal contracting activities. We generally try to limit our exposure to foreign currency fluctuations in most of our engineering, procurement and construction contracts through provisions that require customer payments in U.S. dollars or other currencies corresponding to the currency in which costs are incurred. As a result, we generally do not need to hedge foreign currency cash flows for contract work performed. However, where construction contracts do not contain foreign currency provisions, we primarily use forward exchange contracts to hedge foreign currency exposure of forecasted transactions and firm commitments. Our primary foreign currency exchange rate exposure hedged includes the Euro, Swiss Franc and U.S. Dollar. The gains and losses on these contracts are intended to offset changes in the value of the related exposures. However, certain of these hedges have become ineffective as it has become probable that their underlying forecasted transaction will not occur within their originally specified periods of time, or at all. The unrealized hedge fair value loss associated with these ineffective instruments as well as instruments for which we do not seek hedge accounting treatment totaled $0.1 million and was recognized within cost of revenue in the condensed consolidated statement of income for the six months ended June 30, 2007. As of June 30, 2007, the notional amount of cash flow hedge contracts outstanding was $81.7 million. The total unrealized hedge fair value loss recognized within cost of revenue for the six months ended June 30, 2007 was $1.3 million. The terms of our contracts extend up to two years.
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
Changes in Internal Controls —There were no changes in our internal controls over financial reporting that occurred during the three-month period ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Antitrust Proceedings—In October 2001, the FTC filed an administrative complaint (the “Complaint”) challenging our February 2001 acquisition of certain assets of the Engineered Construction Division of Pitt-Des Moines, Inc. (“PDM”) that we acquired together with certain assets of the Water Division of PDM (the Engineered Construction and Water Divisions of PDM are hereafter sometimes referred to as the “PDM Divisions”). The Complaint alleged that the acquisition violated Federal antitrust laws by threatening to substantially lessen competition in four specific business lines in the United States: liquefied nitrogen, liquefied oxygen and liquefied argon (LIN/LOX/LAR) storage tanks; liquefied petroleum gas (LPG) storage tanks; liquefied natural gas (LNG) storage tanks and associated facilities; and field erected thermal vacuum chambers (used for the testing of satellites) (the “Relevant Products”).
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
We appealed the ruling to the full FTC. In addition, the FTC Staff appealed the sufficiency of the remedies contained in the ruling to the full FTC. On January 6, 2005, the Commission issued its Opinion and Final Order. According to the FTC’s Opinion, we would be required to divide our industrial division, including employees, into two separate operating divisions, CB&I and New PDM, and to divest New PDM to a purchaser approved by the FTC within 180 days of the Order becoming final. By order dated August 30, 2005, the FTC issued its final ruling substantially denying our petition to reconsider and upholding the Final Order as modified.

We believe that the FTC’s Order and Opinion are inconsistent with the law and the facts presented at trial, in the appeal to the Commission, as well as new evidence following the close of the record. We have filed a petition for review of the FTC Order and Opinion with the United States Court of Appeals for the Fifth Circuit. Oral arguments occurred on May 2, 2007. In addition to the legal proceedings, we also continue to explore a negotiated resolution of this matter with the FTC. We are not required to divest any assets until we have exhausted all appeal processes available to us, including appeal to the United States Supreme Court. Because (i) the remedies described in the Order and Opinion are neither consistent nor clear, (ii) the needs and requirements of any purchaser of divested assets could impact the amount and type of possible additional assets, if any, to be conveyed to the purchaser to constitute it as a viable competitor in the Relevant Products beyond those contained in the PDM Divisions, and (iii) the demand for the Relevant Products is constantly changing, we have not been able to definitively quantify the potential effect on our financial statements. The divested entity could include, among other things, certain fabrication facilities, equipment, contracts and employees of CB&I. The remedies contained in the Order, depending on how and to the extent they are ultimately implemented to establish a viable competitor in the Relevant Products, could have an adverse effect on us, including the possibility of a potential write-down of the net book value of divested assets, a loss of revenue relating to divested contracts and costs associated with a divestiture.
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
On July 5, 2006, a single Consolidated Amended Complaint was filed in the Welmon action in the Southern District of New York consolidating all previously filed actions. We and the individual defendants filed a motion to dismiss the Complaint, which was denied by the Court. On March 2, 2007, the lead plaintiffs filed a motion for class certification, and we and the individual defendants filed an opposition to class certification on April 2, 2007. After an initial hearing on the motion for class certification held on May 29, 2007, the Court scheduled another hearing to be held on November 19-20, 2007, to resolve factual issues regarding the typicality and adequacy of the proposed class representatives. Although we believe that we have meritorious defenses to the claims made in the above action and intend to contest it vigorously, an adverse resolution of the action could have a material adverse effect on our financial position and results of operations in the period in which the lawsuit is resolved.
Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. As of June 30, 2007, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 4,592 plaintiffs, and of those claims, approximately 1,950 claims were pending and 2,642 have been closed through dismissals or settlements. As of June 30, 2007, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount per claim of approximately one thousand dollars. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. We review each case on its own merits and make accruals based on the probability of loss and our ability to estimate the amount of liability and related expenses, if any. We do not currently believe that any unresolved asserted claims will have a material adverse effect on our future results of operations or financial position and at June 30, 2007 we had accrued $0.9 million for liability and related expenses. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that may be expected to be recoverable because of the variability in the coverage amounts, deductibles, limitations and viability of carriers with respect to our insurance policies for the years in question.
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
Item 1A. Risk Factors
     There have been no material changes to the Risk Factors disclosure included in our 2006 Form 10-K filed on March 1, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities (3)

			c) Total Number of	d) Maximum Number
			Shares Purchased as	of Shares that May Yet
	a) Total Number of Shares	b) Average Price Paid	Part of Publicly	Be Purchased Under the
Period	Purchased	per Share	Announced Plan	Plan (2)
April 2007 (1) (4/1/07-4/30/07)	75,000	$30.9713	2,717,200	—

Subtotal	75,000	$30.9713	2,717,200	—

May 2007 (2) (5/1/07-5/31/07)	37,500	$37.9838	37,500	9,562,500
June 2007 (2) (6/1/07 - 6/30/07)	157,500	$38.1213	195,000	9,405,000

Subtotal	195,000	$38.0949	195,000	9,405,000

Total	270,000	$36.1161	2,912,200	9,405,000

(1)	During the month of April, we continued to purchase shares under our stock repurchase program which was announced on June 1, 2006 (the “2006 Repurchase Program”) and was originally initiated on May 16, 2005. Under the 2006 Repurchase Program, the authorized amount of the repurchase totaled up to 10% of our issued share capital on June 1, 2006 (or approximately 9,700,000 shares). On May 10, 2007, our shareholders voted on and we announced the resumption and extension through November 10, 2008 of our existing stock repurchase program (the “2007 Stock Repurchase Program”). The 2006 Repurchase Program expired on May 10, 2007 at such time when our shareholders voted on and approved the 2007 Stock Repurchase Program and no further purchases were made under the 2006 Repurchase Program after such time.

(2)	Under the 2007 Stock Repurchase Program, the authorized amount of the repurchase totals up to 10% of our issued share capital (or approximately 9,600,000 shares).

(3)	Table does not include shares withheld for tax purposes or forfeitures under our equity plans.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
The Annual General Meeting of Shareholders of Chicago Bridge & Iron Company N.V. was held on May 10, 2007. The following matters were voted upon and adopted at the meeting:
(i)	Reappointment of Jerry H. Ballengee and appointment of Michael L. Underwood as members of the Supervisory Board to serve until the Annual General Meeting of Shareholders in 2010 and until their successors have been duly appointed.

	First Nominee	Second Nominee		Broker
First Position	Jerry H. Ballengee	David P. Bordages	Abstain	Non-Votes
	57,823,020	4,962,433	585,846	564,114

	First Nominee	Second Nominee		Broker
Second Position	Michael L. Underwood	Samuel C. Leventry	Abstain	Non-Votes
	58,883,843	3,888,898	598,558	564,114
(ii)	The authorization to prepare the annual accounts and the annual report in the English language and to adopt the Dutch Statutory Annual Accounts of the Company for the fiscal year ended December 31, 2006.

For	53,646,682
Against	292,900
Abstain	9,932,531
Broker Non-Votes	63,300

(iii)	The discharge of members of the Management Board from liability in respect of the exercise of their duties during the fiscal year ended December 31, 2006.

For	49,113,759
Against	4,050,872
Abstain	10,770,479
Broker Non-Votes	303
(iv)	The discharge of members of the Supervisory Board from liability in respect of the exercise of their duties during the fiscal year ended December 31, 2006.

For	48,936,542
Against	4,222,150
Abstain	10,776,418
Broker Non-Votes	303
(v)	The approval of the distribution from profits for the year ended December 31, 2006 in the amount of U.S. $0.12 per share previously paid as interim dividends.

For	63,551,383
Against	201,108
Abstain	182,623
Broker Non-Votes	299
(vi)	The approval to extend the authority of the Management Board, acting with the approval of the Supervisory Board, to repurchase up to 10% of the issued share capital of the Company until November 10, 2008 on the open market, through privately negotiated transactions or in one or more self tender offers for a price per share not less than the nominal value of a share and not higher than 110% of the most recently available (as of the time of repurchase) price of a share on any securities exchange where the Company’s shares are traded.

For	63,759,280
Against	71,411
Abstain	104,722
Broker Non-Votes	—
(vii)	The approval to extend the authority of the Supervisory Board to issue and/or grant rights (including options to subscribe) on shares of the Company and to limit and exclude pre-emption rights until May 10, 2012.

For	49,997,506
Against	13,319,289
Abstain	618,618
Broker Non-Votes	—

(viii)	To ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm.

For	63,735,297
Against	115,977
Abstain	83,840
Broker Non-Votes	299
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
Date: August 1, 2007

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