Form 10-Q
period 2007-09-30
CHICAGO BRIDGE & IRON CO N V
filed 2007-10-31
CIK 1027884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-12815
CHICAGO BRIDGE & IRON COMPANY N.V.
(Exact Name of Registrant as Specified in Its Charter)

The Netherlands	IRS Identification Number: Not Applicable
(State or Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the registrant’s common stock as of October 15, 2007 – 96,578,625.

CHICAGO BRIDGE & IRON COMPANY N.V.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue	$1,171,752	$860,983	$3,040,424	$2,251,766
Cost of revenue	1,064,376	784,639	2,787,550	2,042,504

Gross profit	107,376	76,344	252,874	209,262
Selling and administrative expenses	35,313	34,136	103,822	102,618
Intangibles amortization	132	133	396	1,444
Other operating loss (income), net	159	175	(32)	(259)

Income from operations	71,772	41,900	148,688	105,459
Interest expense	(985)	(1,269)	(2,980)	(5,982)
Interest income	8,298	5,717	24,420	12,705

Income before taxes and minority interest	79,085	46,348	170,128	112,182
Income tax expense	(18,742)	(11,953)	(44,233)	(29,728)

Income before minority interest	60,343	34,395	125,895	82,454
Minority interest in income	(1,605)	(1,963)	(4,446)	(4,068)

Net income	$58,738	$32,432	$121,449	$78,386

Net income per share:
Basic	$0.61	$0.34	$1.27	$0.81
Diluted	$0.61	$0.33	$1.26	$0.79

Weighted average shares outstanding:
Basic	95,665	96,581	95,613	97,059
Diluted	96,744	98,325	96,709	98,849

Dividends on shares:
Amount	$3,859	$2,909	$11,576	$8,762
Per share	$0.04	$0.03	$0.12	$0.09
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2007	2006
	(Unaudited)

Assets
Cash and cash equivalents	$580,789	$619,449
Short-term investments	160,537	—
Accounts receivable, net of allowance for doubtful accounts of $1,745 in 2007 and $2,008 in 2006	537,442	489,008
Contracts in progress with costs and estimated earnings exceeding related progress billings	215,122	101,134
Deferred income taxes	28,433	42,158
Other current assets	86,929	44,041

Total current assets	1,609,252	1,295,790

Property and equipment, net	231,232	194,644
Deferred income taxes	1,122	—
Non-current contract retentions	4,598	17,305
Goodwill	228,296	229,460
Other intangibles	25,694	26,090
Other non-current assets	26,328	21,123

Total assets	$2,126,522	$1,784,412

Liabilities

Notes payable	$—	$781
Current maturity of long-term debt	—	25,000
Accounts payable	456,139	373,668
Accrued liabilities	175,478	130,443
Contracts in progress with progress billings exceeding related costs and estimated earnings	699,578	604,238
Income taxes payable	15,941	3,030

Total current liabilities	1,347,136	1,137,160

Other non-current liabilities	97,030	93,536
Deferred income taxes	—	5,691
Minority interest in subsidiaries	10,057	5,590

Total liabilities	1,454,223	1,241,977

Shareholders’ Equity

Common stock, Euro .01 par value; shares authorized: 250,000,000 in 2007 and 2006; shares issued: 99,073,635 in 2007 and 99,019,462 in 2006; shares outstanding: 96,490,781 in 2007 and 95,967,024 in 2006	1,154	1,153
Additional paid-in capital	353,136	355,939
Retained earnings	400,504	292,431
Stock held in trust	(21,633)	(15,231)
Treasury stock, at cost; 2,582,854 shares in 2007 and 3,052,438 shares in 2006	(74,371)	(80,040)
Accumulated other comprehensive income (loss)	13,509	(11,817)

Total shareholders’ equity	672,299	542,435

Total liabilities and shareholders’ equity	$2,126,522	$1,784,412

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006

Cash Flows from Operating Activities

Net income	$121,449	$78,386
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,716	20,245
Long-term incentive plan amortization	13,478	13,028
Gain on sale of property, plant and equipment	(32)	(259)
Unrealized gain on foreign currency hedge ineffectiveness	(1,222)	(316)
Excess tax benefits from share-based compensation	(5,704)	(17,382)
Change in operating assets and liabilities (see below)	88,213	320,852

Net cash provided by operating activities	240,898	414,554

Cash Flows from Investing Activities

Purchases of short-term investments	(197,839)	—
Proceeds from sale of short-term investments	37,302	—
Capital expenditures	(65,976)	(60,690)
Proceeds from sale of property, plant and equipment	1,674	2,266

Net cash used in investing activities	(224,839)	(58,424)

Cash Flows from Financing Activities

Decrease in notes payable	(781)	(1,074)
Repayment of private placement debt	(25,000)	(25,000)
Excess tax benefits from share-based compensation	5,704	17,382
Purchase of treasury stock	(30,961)	(50,514)
Issuance of common stock	1,203	4,945
Issuance of treasury stock	6,692	380
Dividends paid	(11,576)	(5,853)

Net cash used in financing activities	(54,719)	(59,734)

(Decrease) increase in cash and cash equivalents	(38,660)	296,396
Cash and cash equivalents, beginning of the year	619,449	333,990

Cash and cash equivalents, end of the period	$580,789	$630,386

Change in Operating Assets and Liabilities

Increase in receivables, net	$(48,434)	$(130,339)
Change in contracts in progress, net	(18,648)	304,365
Decrease (increase) in non-current contract retentions	12,707	(7,466)
Increase in accounts payable	82,471	130,224
Increase in other current and non-current assets	(30,777)	(23,277)
Change in income taxes payable and deferred income taxes	21,968	6,779
Increase in accrued and other non-current liabilities	52,885	36,657
Decrease in other	16,041	3,909

Total	$88,213	$320,852

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(in thousands, except per share data)
(Unaudited)
1. Significant Accounting Policies
Basis of Presentation—The accompanying unaudited condensed consolidated financial statements for Chicago Bridge & Iron Company N.V. (“CB&I” or the “Company”) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, our unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our financial position as of September 30, 2007, our results of operations for each of the three-month and nine-month periods ended September 30, 2007 and 2006, and our cash flows for each of the nine-month periods ended September 30, 2007 and 2006. The condensed consolidated balance sheet at December 31, 2006 is derived from the December 31, 2006 audited consolidated financial statements. Certain prior year balances have been reclassified to conform to our current year presentation. Specifically, prepayment balances associated with our contracts have been reclassified from other current assets to contracts in progress balances on our December 31, 2006 condensed consolidated balance sheet.
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
Revenue Recognition—Revenue is primarily recognized using the percentage-of-completion method. A significant portion of our work is performed on a fixed-price or lump-sum basis. The balance of our work is performed on variations of cost reimbursable and target price approaches. Contract revenue is accrued based on the percentage that actual costs-to-date bear to total estimated costs. We utilize this cost-to-cost approach as we believe this method is less subjective than relying on assessments of physical progress. We follow the guidance of the Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”), for accounting policies relating to our use of the percentage-of-completion method, estimating costs, revenue recognition, including the recognition of profit incentives, combining and segmenting contracts and unapproved change order/claim recognition. Under the cost-to-cost approach, while the most widely recognized method used for percentage-of-completion accounting, the use of estimated cost to complete each contract is a significant variable in the process of determining income earned and is a significant factor in the accounting for contracts. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates.
Contract revenue reflects the original contract price adjusted for approved change orders and estimated minimum recoveries of unapproved change orders and claims. We recognize revenue associated with unapproved change orders and claims to the extent that related costs have been incurred when recovery is probable and the value can be reliably estimated. At September 30, 2007, we had a project with outstanding unapproved change orders/claims of approximately $78,500 factored into the determination of its revenue and estimated costs. We anticipate reaching agreement with our customer to resolve the change orders/claims and other commercial issues on this project within the next several months. At December 31, 2006, we had no material outstanding unapproved change orders/claims.

Losses expected to be incurred on contracts in progress are charged to earnings in the period such losses are known. Charges to earnings include the reversal of any profit recognized on the project in prior periods. During the three month period ended September 30, 2007, we recognized provisions for additional costs associated with a project in a loss position in our Europe, Africa, and Middle East (“EAME”) segment that resulted in a $25,832 charge to earnings for the period. Charges to earnings for this project during the nine month period ended September 30, 2007 were $44,837. We have also recognized $22,775 of provisions to date for a project in our North America segment that is substantially complete. There were no additional charges to earnings for this project during the three month period ended September 30, 2007. There were no significant provisions for additional costs associated with contracts projected to be in a material loss position in the comparable periods of 2006.
Costs and estimated earnings to date in excess of progress billings on contracts in progress represent the cumulative revenue recognized less the cumulative billings to the customer. Any billed revenue that has not been collected is reported as accounts receivable. Unbilled revenue is reported as contracts in progress with costs and estimated earnings exceeding related progress billings on the condensed consolidated balance sheets. The timing of when we bill our customers is generally based on advance billing terms or contingent upon completion of certain phases of the work as stipulated in the contract. Progress billings in accounts receivable at September 30, 2007 and December 31, 2006 include retentions totaling $72,481 and $62,723, respectively, to be collected within one year. Contract retentions collectible beyond one year are included in non-current contract retentions on the condensed consolidated balance sheets. Cost of revenue includes direct contract costs such as material and construction labor, and indirect costs which are attributable to contract activity.
Foreign Currency—The nature of our business activities involves the management of various financial and market risks, including those related to changes in currency exchange rates. The effects of translating financial statements of foreign operations into our reporting currency are recognized in shareholders’ equity within accumulated other comprehensive income/loss as cumulative translation adjustment, net of tax, which includes tax credits associated with the translation adjustment. Foreign currency exchange gains/losses are included in the condensed consolidated statements of income within cost of revenue.
New Accounting Standards—On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of our adoption of FIN 48, we recognized an approximate $1,800 increase in our liability for unrecognized tax benefits, which was accounted for as a cumulative-effect adjustment to our beginning retained earnings balance. Including the impact of adoption of FIN 48, our unrecognized tax benefits totaled approximately $17,100.
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
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after

November 15, 2007. We do not anticipate that our adoption of this standard would have a material effect on our consolidated financial position, results of operations or cash flows.
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
SFAS No. 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS No. 157 and SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not anticipate that our adoption of this standard would have a material effect on our consolidated financial position, results of operations or cash flows.
Per Share Computations—Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of dilutive securities, consisting of employee stock options, restricted shares, performance shares (where performance criteria have been met) and directors’ deferred fee shares.
The following schedule reconciles the income and shares utilized in the basic and diluted EPS computations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income	$58,738	$32,432	$121,449	$78,386

Weighted average shares outstanding — basic	95,665	96,581	95,613	97,059
Effect of stock options/restricted shares/performance shares	1,016	1,682	1,033	1,701
Effect of directors’ deferred fee shares	63	62	63	89

Weighted average shares outstanding — diluted	96,744	98,325	96,709	98,849

Net income per share

Basic	$0.61	$0.34	$1.27	$0.81
Diluted	$0.61	$0.33	$1.26	$0.79
Short-Term Investments—Our short-term investments on our condensed consolidated balance sheet, which consist entirely of market auction rate debt securities, are classified as available-for-sale securities under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Accordingly, these investments are recorded at fair value on the condensed consolidated balance sheet. Due to the inherent short-term nature of these securities, fair value approximates cost. Realized gains and losses and interest are included in interest income in the condensed consolidated statements of income. As we have the intent and ability to divest these investments at pre-scheduled auctions ranging from seven to thirty-five days, including those investments with original contractual maturities beyond one year from the date of purchase, they are classified as current assets on the condensed consolidated balance sheet.

2. Stock Plans
During the three months ended September 30, 2007 and 2006, we recognized $3,577 and $2,462, respectively, of compensation expense reported as selling and administrative expense in the accompanying condensed consolidated statements of income. During the nine months ended September 30, 2007 and 2006, we recognized $13,478 and $13,028, respectively, of compensation expense reported as selling and administrative expense in the accompanying condensed consolidated statements of income.
During the nine months ended September 30, 2007, we granted 154,529 stock options with a weighted-average per share fair value of $13.65 and a weighted-average exercise price per share of $30.30. Using the Black-Scholes option-pricing model, the fair value of each option grant is estimated on the date of grant based on the following weighted-average assumptions: risk-free interest rate of 4.59%, expected dividend yield of 0.53%, expected volatility of 41.68% and an expected life of 6 years.
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
During the nine months ended September 30, 2007, 415,438 restricted shares and 192,655 performance shares were granted with a weighted-average per share grant-date fair value of $31.13 and $30.48, respectively.
The changes in common stock, additional paid-in capital, stock held in trust and treasury stock since December 31, 2006 primarily relate to activity associated with our stock plans. Our treasury stock also reflects the impact of our share repurchase program.
3. Comprehensive Income
Comprehensive income for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income	$58,738	$32,432	$121,449	$78,386
Other comprehensive income (loss), net of tax:
Currency translation adjustment	4,973	1,778	10,827	5,147
Change in unrealized loss on debt securities	—	13	16	50
Change in unrealized fair value of cash flow hedges (1)	14,388	(1,356)	14,562	1,778
Change in unrecognized net prior service pension credits	(46)	—	(137)	—
Change in unrecognized net actuarial pension losses	20	—	58	—

Comprehensive income	$78,073	$32,867	$146,775	$85,361

(1)	Recorded under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Offsetting the unrealized gain/loss on cash flow hedges is an unrealized loss/gain on the underlying transactions, to be recognized when settled.
Accumulated other comprehensive income reported on our balance sheet at September 30, 2007 includes the following, net of tax: $2,430 of currency translation adjustment gain, $14,861 of unrealized fair value gain on cash flow hedges, $1,060 of unrecognized net prior service pension credits and $4,842 of unrecognized net actuarial pension losses. The total unrealized fair value gain on cash flow hedges recorded in accumulated other comprehensive income as of September 30, 2007 totaled $14,861, net of tax of $1,408. Of this amount, $13,448 of unrealized fair value gain, net of tax of $1,274, is expected to be reclassified into earnings during the next twelve months due to settlement of the related contracts.
4. Short–Term Investments
The amortized cost and estimated fair value by contractual maturities of the available-for-sale auction rate securities classified as short-term investments on our condensed consolidated balance sheet as of September 30, 2007 were as follows:

	Amortized	Estimated
	Cost	Fair Value
Short-Term Investments (with underlying maturities):
Due in less than one year	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	14,321	14,321
Due after ten years	146,216	146,216

Total	$160,537	$160,537

These auction rate securities are tax-advantaged investments in long-term bonds with short-term holding periods. At the end of each holding period, the short-term interest rates are reset, and we have the option of selling or continuing to hold the investment. As of September 30, 2007, we held investments in auction rate securities that ranged from seven to thirty-five days.
5. Goodwill and Other Intangibles
Goodwill
At September 30, 2007 and December 31, 2006, our goodwill balances were $228,296 and $229,460, respectively, attributable to the excess of the purchase price over the fair value of assets acquired relative to acquisitions within our North America and EAME segments.
The decrease in goodwill primarily relates to a reduction in accordance with SFAS No. 109, “Accounting for Income Taxes,” where tax goodwill exceeded book goodwill in our North America segment, partially offset by the impact of foreign currency translation within our EAME segment.
The change in goodwill by segment for the nine months ended September 30, 2007 is as follows:

	North America	EAME	Total

Balance at December 31, 2006	$201,150	$28,310	$229,460

Adjustments associated with tax goodwill in excess of book goodwill and foreign currency translation	(1,444)	280	(1,164)

Balance at September 30, 2007	$199,706	$28,590	$228,296

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
Other Intangible Assets
In accordance with SFAS No. 142, the following table provides information concerning our other intangible assets for the periods ended September 30, 2007 and December 31, 2006:

	September 30, 2007		December 31, 2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets
Technology (10 years)	$1,276	$(699)	$1,276	$(603)
Non-compete agreements (8 years)	3,100	(2,700)	3,100	(2,400)

Total	$4,376	$(3,399)	$4,376	$(3,003)

Unamortized intangible assets
Tradenames	$24,717		$24,717

	$24,717		$24,717

The change in other intangibles relates to additional amortization.
6. Financial Instruments
Although we do not engage in currency speculation, we periodically use hedges, primarily forward contracts, to mitigate certain operating exposures, as well as hedge intercompany loans utilized to finance non-U.S. subsidiaries. At September 30, 2007, our outstanding contracts to hedge intercompany loans and certain operating exposures are summarized as follows:

		Contract	Weighted Average
Currency Sold	Currency Purchased	Amount(1)	Contract Rate

Forward contracts to hedge intercompany loans: (2)
British Pound	U.S. Dollar	$42,166	0.50
U.S. Dollar	Canadian Dollar	$41,829	1.05
U.S. Dollar	South African Rand	$2,686	7.22
U.S. Dollar	Australian Dollar	$65,949	1.20

Contracts to hedge certain operating exposures: (3)
U.S. Dollar	Euro	$259,396	0.74
U.S. Dollar	Chilean Unidad de Fomento (4)	$136,444	0.03
U.S. Dollar	British Pound	$18,095	0.51
U.S. Dollar	Norwegian Krone	$1,498	5.51
U.S. Dollar	Swiss Francs	$188	1.21
British Pound	Euro	£28,437	1.46
British Pound	Swiss Francs	£3,120	2.35
British Pound	Japanese Yen	£2,156	216.72

(1)	Represents the notional U.S. dollar equivalent at inception of the contract, with the exception of forward contracts to sell 28,437 British Pounds for 41,458 Euros, 3,120 British Pounds for 7,327 Swiss Francs, and 2,156 British Pounds for 467,321 Japanese Yen. These contracts are denominated in British Pounds and equate to approximately $69,019 at September 30, 2007.

(2)	These contracts, for which we do not seek hedge accounting treatment under SFAS No. 133, generally mature within seven days of quarter-end and are marked-to-market within cost of revenue in the condensed consolidated income statement, generally offsetting any translation gains/losses on the underlying transactions.

(3)	Represent primarily forward contracts that hedge forecasted transactions and firm commitments and generally mature within two years of quarter-end. The increase in the total notional value of cash flow hedge contracts is due primarily to new awards within our Central and South America (“CSA”) segment. Certain of our hedges were designated as “cash flow hedges” under SFAS No. 133. We exclude forward points, which represent the time value component of the fair value of our derivative positions, from our hedge assessment analysis. This time value component is recognized as ineffectiveness within cost of revenue in the condensed consolidated statement of income and was an unrealized loss totaling approximately $4,029 during the nine months ended September 30, 2007. Additionally, certain of these hedges have become ineffective as it has become probable that their underlying forecasted transactions will not occur within their originally specified periods of time, or at all. The unrealized hedge fair value gain associated with these ineffective instruments, as well as instruments for which we do not seek hedge accounting treatment, totaled $5,251 and was recognized within cost of revenue in the 2007 condensed consolidated statement of income. Included in this unrealized hedge fair value gain was an approximate $4,800 unrealized gain resulting from a hedge of the Euro portion of the purchase price of the pending Lummus Global acquisition. We recognized an approximate net $3,800 gain within cost of revenue for this hedge as a premium of $1,000 was paid in the third quarter 2007. Our total unrealized hedge fair value gains recognized within cost of revenue for the nine months ended September 30, 2007 was $1,222. At September 30, 2007, the total fair value of our outstanding contracts was $18,211, including the total foreign currency exchange loss related to ineffectiveness. Of the total mark-to-market, $17,537 was recorded in other current assets, $1,525 was recorded in other non-current assets, $762 was recorded in accrued liabilities and $89 was recorded in other non-current liabilities on the condensed consolidated balance sheet.

(4)	Represents an inflationary-adjusted currency that is indexed to the Chilean Peso.

7. Retirement Benefits
We previously disclosed in our financial statements for the year ended December 31, 2006 that, in 2007, we expected to contribute $6,339 and $1,502 to our defined benefit and other postretirement plans, respectively. The following table provides updated contribution information for our defined benefit and postretirement plans as of September 30, 2007:

	Defined	Other Postretirement
	Benefit Plans	Benefits
Contributions made through September 30, 2007	$3,638	$452
Remaining contributions expected for 2007	2,708	457

Total contributions expected for 2007	$6,346	$909

Components of Net Periodic Benefit Cost

	Defined		Other Postretirement
	Benefit Plans		Benefits
Three months ended September 30,	2007	2006	2007	2006

Service cost	$1,217	$1,215	$321	$385
Interest cost	1,875	1,505	499	566
Expected return on plan assets	(2,496)	(2,022)	—	—
Amortization of prior service costs	6	6	(67)	(29)
Recognized net actuarial loss	24	25	4	73

Net periodic benefit cost	$626	$729	$757	$995

Nine months ended September 30,	2007	2006	2007	2006

Service cost	$3,669	$3,611	$963	$1,155
Interest cost	5,528	4,415	1,494	1,692
Expected return on plan assets	(7,342)	(5,909)	—	—
Amortization of prior service costs	18	18	(201)	(91)
Recognized net actuarial loss	71	102	10	219

Net periodic benefit cost	$1,944	$2,237	$2,266	$2,975

8. Segment Information
We manage our operations by four geographic segments: North America; Europe, Africa and Middle East; Asia Pacific; and Central and South America. Each geographic segment offers similar services.
Our Chief Executive Officer evaluates the performance of these four segments based on revenue and income from operations. Each segment’s performance reflects the allocation of corporate costs, which were based primarily on revenue. Intersegment revenue is eliminated in consolidation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue

North America	$520,679	$436,225	$1,407,209	$1,201,932
Europe, Africa and Middle East	329,871	341,568	952,354	801,257
Asia Pacific	122,581	53,021	305,951	162,353
Central and South America	198,621	30,169	374,910	86,224

Total revenue	$1,171,752	$860,983	$3,040,424	$2,251,766

Income (Loss) From Operations

North America	$43,374	$22,980	$91,632	$47,343
Europe, Africa and Middle East	(1,340)	14,689	(726)	43,795
Asia Pacific	12,647	4,210	27,072	10,518
Central and South America	17,091	21	30,710	3,803

Total income from operations	$71,772	$41,900	$148,688	$105,459

9. Commitments and Contingencies
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
On July 5, 2006, a single Consolidated Amended Complaint was filed in the Welmon action in the Southern District of New York consolidating all previously filed actions. We and the individual defendants filed a motion to dismiss the Complaint, which was denied by the Court. On March 2, 2007, the lead plaintiffs filed a motion for class certification, and we and the individual defendants filed an opposition to class certification on April 2, 2007. After an initial hearing on the motion for class certification held on May 29, 2007, the Court scheduled another hearing to be held on November 13-14, 2007, to resolve factual issues regarding the typicality and adequacy of the proposed class representatives. The parties have agreed to a rescheduling of the hearing to a later date. Although we believe that we have meritorious defenses to the claims made in the above action and intend to contest it vigorously, an adverse resolution of the action could have a material adverse effect on our financial position and results of operations in the period in which the lawsuit is resolved.
Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. As of September 30, 2007, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 4,645 plaintiffs, and of those claims, approximately 1,993 claims were pending and 2,652 have been closed through dismissals or settlements. As of September 30, 2007, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount per claim of approximately one thousand dollars. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. We review each case on its own merits and make accruals based on the probability of loss and our ability to estimate the amount of liability and related expenses, if any. We do not currently believe that any unresolved asserted claims will have a material adverse effect on our future results of operations or financial position and at September 30, 2007 we had accrued $873 for liability and related expenses. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that may be expected to be recoverable because of the variability in the coverage amounts, deductibles, limitations and viability of carriers with respect to our insurance policies for the years in question.
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
10. Pending Acquisition
Pursuant to the terms of a Share Sale and Purchase Agreement dated August 24, 2007, we and certain of our affiliates have agreed to purchase all of the outstanding shares of ABB Lummus Global Inc. and ABB Oil & Gas Europe B.V. (“Lummus Global”) from ABB Asea Brown Boveri Ltd. and certain of its affiliates for a net cash purchase price, including estimated transaction costs, of approximately $850 million, subject to adjustments at closing. We expect to fund the acquisition with cash on hand and a combination of new term debt and our credit facility.
Lummus Global’s operations include on/near shore engineering, procurement, construction and technology operations. Lummus Global supplies a comprehensive range of products and services to the global oil, gas and petrochemical industries, including the design and supply of production facilities, refineries and petrochemical plants.
Lummus Global is focused mainly in the downstream business of the oil, gas and petrochemical industry and generates its revenue through its segments of engineering, procurement and construction services and project management services, as well as engineering services and the licensing of technology to the refining and petrochemical industries. Lummus Global transacts business and operates internationally in the United States of America, The Netherlands, the Czech Republic, Germany, Russia, Singapore, India and Egypt.

The record date, shareholder approval date, material terms of the sale and purchase agreement, pro forma and historical financial information for us and Lummus Global and other information with respect to Lummus Global are included in a definitive proxy statement filed by us with the SEC on October 18, 2007. Subject to the satisfaction or waiver of the conditions to completion, including shareholder approval, the acquisition is expected to be completed in November 2007.
In relation to the acquisition, we are in the process of increasing the capacity of our existing revolving credit facility and have arranged for an underwritten $200 million, five-year, unsecured term loan facility (the “Term Loan”) with JPMorgan Chase Bank, National Association, as administrative agent and Bank of America, N.A., as syndication agent. The Term Loan is intended to be fully utilized upon closing the acquisition of Lummus Global. Interest under the Term Loan will be based upon LIBOR plus an applicable floating spread, and paid quarterly in arrears. The Term Loan will amortize in equal principal installments of $40 million per year, with the last principal payment due in December 2012.
The Term Loan contains certain restrictive covenants, such as a minimum net worth level, a minimum fixed charge coverage ratio and a maximum leverage ratio. The Term Loan also includes restrictions with regard to subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, affiliate transactions, sales and leasebacks, and mergers and acquisitions, among other restrictions.

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
Recent Developments
Pursuant to the terms of a Share Sale and Purchase Agreement dated August 24, 2007, we have agreed to purchase all of the outstanding shares of Lummus Global from ABB Asea Brown Boveri Ltd. and certain of its affiliates for a net cash purchase price, including estimated transaction costs, of approximately $850 million, subject to adjustments at closing. The record date, shareholder approval date, material terms of the sale and purchase agreement, pro forma and historical financial information for us and Lummus Global and other information with respect to Lummus Global are included in a definitive proxy statement filed by us with the SEC on October 18, 2007. Subject to the satisfaction or waiver of the conditions to completion, including shareholder approval, the acquisition is expected to be completed in November 2007.
Results of Operations
New Awards/Backlog—During the three months ended September 30, 2007, new awards, representing the value of new project commitments received during a given period, were $715.3 million, compared with $1.9 billion in the same 2006 period. These commitments are included in backlog until work is performed and revenue is recognized or until cancellation. Approximately 72% of the new awards during the third quarter of 2007 were for contracts awarded in the North America segment. Significant awards during the quarter included the engineering, procurement and construction of an LNG terminal expansion project, and the engineering, procurement and fabrication for a major refinery expansion project, both awarded in the United States. New awards during the comparable prior year period included an LNG import terminal in the United States, valued at $1.1 billion. New awards for the nine months ended September 30, 2007 were $4.9 billion compared with $3.5 billion in the same period last year. The increase over the comparable prior year period was primarily due to awards within our CSA segment during the first half of 2007.
Backlog increased $2.0 billion or 45% to $6.4 billion at September 30, 2007 compared with the year-earlier period, primarily due to new awards in our CSA segment.
Revenue—Revenue during the three months ended September 30, 2007 of $1.2 billion increased $310.8 million, or 36%, compared with the corresponding period in 2006. Revenue grew $84.5 million, or 19%, in the North America segment, primarily as a result of progress on a U.S. LNG import terminal awarded at the end of the third quarter of 2006. Revenue in our EAME segment was impacted by two projects that accounted for approximately $169.1 million, or 14% of the Company’s total revenue during the three months ended September 30, 2007, compared with $239.0 million or 28% for these two projects in the comparable prior year period, partly offset by stronger steel plate structure and refining and related processes activity in the Middle East during the current year period.

Revenue increased 131% in the Asia Pacific (“AP”) segment as a result of progress on a significant project in Australia, and revenue was 558% higher in the CSA segment, mainly due to the higher level of new awards during the year. Revenue during the nine months ended September 30, 2007 of $3.0 billion increased $788.7 million or 35% compared with the corresponding period in 2006. We anticipate that a larger portion of our revenue will be generated in the CSA segment as a result of the significant increase in new awards.
Gross Profit—Gross profit in the third quarter of 2007 was $107.4 million, or 9.2% of revenue, compared with $76.3 million, or 8.9% of revenue, for the same period in 2006. While the overall gross profit level as a percentage of revenue in the third quarter of 2007 was consistent with the comparable period of 2006, our results were influenced by the factors described below. Gross profit in the first nine months of 2007 was $252.9 million, or 8.3% of revenue, versus $209.3 million, or 9.3% of revenue, for the same period in 2006.
•	Our North America segment was favorably impacted by the strength of the steel plate structure markets in the United States and Canada.

•	Our EAME segment was unfavorably impacted by increased forecasted construction costs on a project in the United Kingdom. We increased our forecasted costs to complete the project primarily as a result of lower than expected labor productivity and schedule impacts, which further increased our project management and field labor estimates and associated subcontract costs. As a result of the cumulative revisions to its estimated costs to complete, the project is now forecasted to result in an approximate $26.0 million third quarter and cumulative loss, which will prospectively result in the recognition of revenue on the project with no associated gross margin. If subcontractor issues are not resolved for amounts currently included in our estimates or labor productivity declines further than currently estimated, our future results of operations would be negatively impacted.

•	Our AP segment was favorably impacted by the higher level of revenue volume in the region.

•	Our CSA segment benefited from the significant new awards in the first half of 2007. During the comparable period in 2006, negative project cost adjustments were recognized in the segment.
Selling and Administrative Expenses—Selling and administrative expenses for the three months ended September 30, 2007 were $35.3 million, or 3.0% of revenue, compared with $34.1 million, or 4.0% of revenue, for the comparable period in 2006. Selling and administrative expenses for the nine months ended September 30, 2007 were $103.8 million, or 3.4% of revenue, versus $102.6 million, or 4.6% of revenue, for the comparable period in 2006.
Income from Operations—Income from operations for the three and nine months ended September 30, 2007 was $71.8 million and $148.7 million, respectively, compared with $41.9 million and $105.5 million for the corresponding 2006 periods. As described above, our third quarter 2007 results were favorably impacted by higher revenue volume.
Interest Expense and Interest Income—Interest expense for the third quarter 2007 was $1.0 million, compared with $1.3 million for the corresponding 2006 period. The $0.3 million decrease was primarily due to lower interest expense on our senior notes, resulting from a final scheduled principal installment payment of $25.0 million in the beginning of the third quarter of 2007. Interest income for the third quarter 2007 of $8.3 million increased $2.6 million compared to the prior year period due to higher short-term investment levels and higher associated yields.
Income Tax Expense—Income tax expense for the three months ended September 30, 2007 was $18.7 million, or 23.7% of pre-tax income, compared with an income tax expense of $12.0 million, or 25.8%, in the prior year period. Income tax expense for the nine months ended September 30, 2007 was $44.2 million, or 26.0% of pre-tax income, compared with income tax expense of $29.7 million, or 26.5% in the prior year period. The rate decrease compared with the corresponding prior year period is primarily due to the U.S. / non-U.S. income mix.

Minority Interest in Income—Minority interest in income for the three months ended September 30, 2007 was $1.6 million compared with $2.0 million for the comparable period in 2006. Minority interest in income for the nine months ended September 30, 2007 was $4.4 million versus $4.1 million for the comparable period in 2006. The changes compared with the prior year periods are commensurate with the levels of operating income for the contracting entities.
Liquidity and Capital Resources
At September 30, 2007, cash and cash equivalents totaled $580.8 million.
Operating–During the first nine months of 2007, our operations generated $240.9 million of cash flows as a result of profitability and increased accounts payable levels. The increase in accounts payable primarily resulted from project growth within our CSA and EAME segments.
Investing–In the first nine months of 2007, net cash flows utilized in investing activities totaled $224.8 million. Net cash utilized for short-term investments totaled $160.5 million, including purchases of $197.8 million and sales of $37.3 million, respectively. Additionally, we incurred $66.0 million for capital expenditures, primarily in support of projects in our North America and EAME segments.
We expect to fund the acquisition of the Lummus Global business from ABB Asea Brown Boveri Ltd. with cash on hand and a combination of new term debt and our credit facility. The acquisition is conditional upon approval of our shareholders. We continue to evaluate and selectively pursue opportunities for expansion of our business through acquisition of complementary businesses. Future acquisitions, if they arise, may involve the use of cash or may require debt or equity financing.
Financing–During the first nine months of 2007, net cash flows utilized in financing activities were $54.7 million. Purchases of treasury stock totaled $31.0 million (approximately 1.0 million shares at an average price of $31.63 per share) which included cash payments of $3.3 million for withholding taxes on taxable share distributions, for which we withheld approximately 0.1 million shares, and approximately $27.7 million for the repurchase of 0.9 million shares of our stock. On July 13, 2007, we also paid the final of three annual installments of $25.0 million on our senior notes. Uses of cash also included $11.6 million for the payment of dividends. Our annual 2007 dividend is expected to be in the $15.0 to $16.0 million range. These decreases were partly offset by a $5.7 million reclassification of benefits of tax deductions in excess of recognized compensation cost from an operating to a financing cash flow as required by SFAS No. 123(R), “Share-Based Payment”. Cash provided by financing activities included $6.7 and $1.2 million from the issuance of treasury and common shares, respectively, primarily as a result of the exercise of stock options.
Our investment portfolio of cash and cash equivalents and short-term investments consists primarily of money market investments and highly-rated auction rate debt securities which are monitored regularly to maximize our after-tax yields. Our portfolio is subject to inherent interest rate risk as investments mature and are reinvested at current market or auction rates.
Our primary internal source of liquidity is cash flow generated from operations. Capacity under our revolving credit facility is also available, if necessary, to fund our operating and investing activities. We have a five-year $850.0 million, committed and unsecured revolving credit facility, which terminates in October 2011. As of September 30, 2007, no direct borrowings were outstanding under the revolving credit facility, but we had issued $333.5 million of letters of credit and $516.5 million of available capacity remained under this five-year facility. Such letters of credit are generally issued to customers in the ordinary course of business to support advance payments, as performance guarantees, or in lieu of retention on our contracts. The facility contains certain restrictive covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum net worth level, among other restrictions. The facility also places restrictions on us with regard to subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, and mergers and acquisitions, among other restrictions.

In addition to the revolving credit facility, we have three committed and unsecured letter of credit and term loan agreements (the “LC Agreements”) with Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, National Association, and various private placement note investors. Under the terms of the LC Agreements, either banking institution can issue letters of credit (the “LC Issuers”). In the aggregate, the LC Agreements provide up to $275.0 million of capacity. As of September 30, 2007, no direct borrowings were outstanding under the LC Agreements, but we had issued $275.0 million of letters of credit among all three tranches of LC Agreements. Tranche A, a $50.0 million facility, Tranche B, a $100.0 million facility, and Tranche C, a $125.0 million facility, were all fully utilized at September 30, 2007. Both Tranche A and Tranche B are five-year committed facilities which terminate in November 2011. Tranche C is an eight-year facility expiring in November 2014. The LC Agreements contain certain restrictive covenants, such as a minimum net worth level, a minimum fixed charge coverage ratio and a maximum leverage ratio. The LC Agreements also include restrictions with regard to subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, affiliate transactions, sales and leasebacks, and mergers and acquisitions, among other restrictions. In the event of default under the LC Agreements, including our failure to reimburse a draw against an issued letter of credit, the LC Issuer could transfer its claim against us, to the extent such amount is due and payable by us under the LC Agreements, to the private placement note investors, creating a term loan that is due and payable no later than the stated maturity of the respective LC Agreement. In addition to quarterly letter of credit fees, and to the extent that a term loan is in effect, we would be assessed a floating rate of interest over LIBOR.
We also have various short-term, uncommitted revolving credit facilities across several geographic regions of approximately $818.1 million. These facilities are generally used to provide letters of credit or bank guarantees to customers in the ordinary course of business to support advance payments, as performance guarantees or in lieu of retention on our contracts. At September 30, 2007, we had available capacity of $294.4 million under these uncommitted facilities. In addition to providing letters of credit or bank guarantees, we also issue surety bonds in the ordinary course of business to support our contract performance.
In relation to the Lummus Global acquisition, we are in the process of increasing the capacity of our existing revolving credit facility and have arranged for an underwritten $200 million, five-year, unsecured term loan facility (the “Term Loan”) with JPMorgan Chase Bank, National Association, as administrative agent and Bank of America, N.A., as syndication agent. The Term Loan is intended to be fully utilized upon closing the acquisition of Lummus Global. Interest under the Term Loan will be based upon LIBOR plus an applicable floating spread, and paid quarterly in arrears. The Term Loan will amortize in equal principal installments of $40 million per year, with the last principal payment due in December 2012.
The Term Loan contains certain restrictive covenants, such as a minimum net worth level, a minimum fixed charge coverage ratio and a maximum leverage ratio. The Term Loan also includes restrictions with regard to subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, affiliate transactions, sales and leasebacks, and mergers and acquisitions, among other restrictions.
As of September 30, 2007, the following commitments were in place to support our ordinary course obligations:

	Amounts of Commitments by Expiration Period
(In thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Letters of Credit/Bank Guarantees (1)	$1,132,170	$298,965	$610,798	$192,773	$29,634
Surety Bonds	222,794	179,554	43,205	35	—

Total Commitments	$1,354,964	$478,519	$654,003	$192,808	$29,634

(1)	Letters of credit include $37,893 of letters of credit issued in support of our insurance program.
We believe cash on hand, funds generated by operations, amounts available under existing credit facilities and external sources of liquidity, such as the issuance of debt and equity instruments, will be sufficient to finance capital expenditures, the settlement of commitments and contingencies (as fully described in Note 9 to our condensed consolidated financial statements) and working capital needs for the foreseeable future. However, there can be no assurance that such funding will be available, as our ability to generate cash flows from operations and our ability to access funding under the revolving credit facility may be impacted by a variety of business, economic, legislative, financial and other factors which may be outside of our control. Additionally, while we currently have significant, uncommitted bonding facilities, primarily to support various commercial provisions in our engineering and construction contracts, a termination or reduction of these bonding facilities could result in the utilization of letters of credit in lieu of performance bonds, thereby reducing our available capacity under the revolving credit facility. Although we do not anticipate a reduction or termination of the bonding facilities, there can be no assurance that such facilities will be available at reasonable terms to service our ordinary course obligations.
We are a defendant in a number of lawsuits arising in the normal course of business and we have in place appropriate insurance coverage for the type of work that we have performed. As a matter of standard policy, we review our litigation accrual quarterly and as further information is known on pending cases, increases or decreases, as appropriate, may be recorded in accordance with SFAS No. 5, “Accounting for Contingencies”.
For a discussion of pending litigation, including lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed, matters involving the FTC and securities class action lawsuits against us, see Note 9 to our condensed consolidated financial statements.
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
We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:
Revenue Recognition—Revenue is primarily recognized using the percentage-of-completion method. A significant portion of our work is performed on a fixed-price or lump sum basis. The balance of our work is performed on variations of cost reimbursable and target price approaches. Contract revenue is accrued based on the percentage that actual costs-to-date bear to total estimated costs. We utilize this cost-to-cost approach as we believe this method is less subjective than relying on assessments of physical progress. We follow the guidance of SOP 81-1 for accounting policies relating to our use of the percentage-of-completion method, estimating costs, revenue recognition, including the recognition of profit incentives, combining and segmenting contracts and unapproved change order/claim recognition. Under the cost-to-cost approach, while the most widely recognized method used for percentage-of-completion accounting, the use of estimated cost to complete each contract is a significant variable in the process of determining income earned and is a significant factor in the accounting for contracts. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates.
Contract revenue reflects the original contract price adjusted for approved change orders and estimated minimum recoveries of unapproved change orders and claims. We recognize revenue associated with unapproved change orders and claims to the extent that related costs have been incurred when recovery is probable and the value can be reliably estimated. At September 30, 2007, we had a project with outstanding unapproved change orders/claims of $78.5 million factored into the determination of its revenue and estimated costs. We anticipate reaching agreement with our customer to resolve the change orders/claims and other commercial issues on this project within the next several months. At December 31, 2006, we had no material outstanding unapproved change orders/claims. If the final settlement is less than the unapproved change order, our results of operations could be negatively impacted.
Losses expected to be incurred on contracts in progress are charged to earnings in the period such losses are known. Charges to earnings include the reversal of any profit recognized on the project in prior periods. During the three month period ended September 30, 2007, we recognized provisions for additional costs associated with a project in a loss position in our EAME segment that resulted in a $25.8 million charge to earnings for the period. Charges to earnings for this project during the nine month period ended September 30, 2007 were $44.8 million. We have also recognized $22.8 million of provisions to date for a project in our North America segment that is substantially complete. There were no additional charges to earnings for this project during the three month period ended September 30, 2007. There were no significant provisions for additional costs associated with contracts projected to be in a material loss position in the comparable periods of 2006.
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
Financial Instruments—Although we do not engage in currency speculation, we periodically use hedges, primarily forward contracts, to mitigate certain operating exposures, as well as hedge intercompany loans utilized to finance non-U.S. subsidiaries. Hedge contracts utilized to mitigate operating exposures are generally designated as “cash flow hedges” under SFAS No. 133. Therefore, gains and losses, exclusive of forward points, associated with marking highly effective instruments to market are included in accumulated other comprehensive income/loss on the condensed consolidated balance sheets, while the gains and losses associated with instruments deemed ineffective during the period and instruments for which we do not seek hedge accounting treatment are recognized within cost of revenue in the condensed consolidated statements of income. Changes in the fair value of forward points are recognized within cost of revenue in the condensed consolidated statements of income. Additionally, gains or losses on forward contracts to hedge intercompany loans are included within cost of revenue in the condensed consolidated statements of income. Our other financial instruments are not significant.
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
The goodwill impairment analysis required under SFAS No. 142 requires us to allocate goodwill to our reporting units, compare the fair value of each reporting unit with our carrying amount, including goodwill, and then, if necessary, record a goodwill impairment charge in an amount equal to the excess, if any, of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. The primary method we employ to estimate these fair values is the discounted cash flow method. This methodology is based, to a large extent, on assumptions about future events which may or may not occur as anticipated, and such deviations could have a significant impact on the estimated fair values calculated. These assumptions include, but are not limited to, estimates of future growth rates, discount rates and terminal values of reporting units. Our goodwill balance at September 30, 2007 was $228.3 million.
SFAS No. 142 also requires us to compare the fair value of our indefinite-lived intangible assets to the carrying amount. Impairment testing of our indefinite-lived intangible assets, which consist of tradenames, is accomplished by demonstrating recovery of the underlying intangible assets, also utilizing an estimate of discounted future cash flows. Our indefinite-lived intangible asset balance at September 30, 2007 was $24.7 million.
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
Forward-looking statements involve known and unknown risks and uncertainties. In addition to the material risks listed under “Item 1A. Risk Factors,” as set forth in our Form 10-K for the year ended December 31, 2006 filed with the SEC, that may cause our actual results, performance or achievements to be materially different from those expressed or implied by any forward-looking statements, the following factors could also cause our results to differ from such statements:
•	our ability to realize cost savings from our expected execution performance of contracts;

•	the uncertain timing and the funding of new contract awards, and project cancellations and operating risks;

•	cost overruns on fixed price, target price or similar contracts whether as the result of improper estimates or otherwise;

•	risks associated with percentage-of-completion accounting;

•	our ability to settle or negotiate unapproved change orders and claims;

•	changes in the costs or availability of, or delivery schedule for, equipment, components, materials, labor or subcontractors;

•	adverse impacts from weather affecting our performance and timeliness of completion, which could lead to increased costs and affect the costs or availability of, or delivery schedule for, equipment, components, materials, labor or subcontractors;

•	increased competition;

•	fluctuating revenue resulting from a number of factors, including the cyclical nature of the individual markets in which our customers operate;

•	lower than expected activity in the hydrocarbon industry, demand from which is the largest component of our revenue;

•	lower than expected growth in our primary end markets, including but not limited to LNG and refining and related processes;

•	risks inherent in proposed acquisitions and our ability to obtain financing for these acquisitions;

•	our ability to integrate and successfully operate acquired businesses and the risks associated with those businesses;

•	adverse outcomes of pending claims or litigation or the possibility of new claims or litigation, including, but not limited to, pending securities class action litigation, and the potential effect on our business, financial condition and results of operations;

•	the ultimate outcome or effect of the pending FTC order on our business, financial condition and results of operations;

•	lack of necessary liquidity to finance expenditures prior to the receipt of payment for the performance of contracts and to provide bid and performance bonds and letters of credit securing our obligations under our bids and contracts;

•	proposed and actual revisions to U.S. and non-U.S. tax laws, and interpretation of said laws, and U.S. tax treaties with non-U.S. countries (including The Netherlands), that seek to increase income taxes payable;

•	political and economic conditions including, but not limited to, war, conflict or civil or economic unrest in countries in which we operate; and

•	a downturn or disruption in the economy in general.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from changes in foreign currency exchange rates, which may adversely affect our results of operations and financial condition. One exposure to fluctuating exchange rates relates to the effects of translating the financial statements of our non-U.S. subsidiaries, which are denominated in currencies other than the U.S. dollar, into the U.S. dollar. The foreign currency translation adjustments are recognized in shareholders’ equity within accumulated other comprehensive income/loss as cumulative translation adjustment, net of any applicable tax. We generally do not hedge our exposure to potential foreign currency translation adjustments.
Another form of foreign currency exposure relates to our non-U.S. subsidiaries’ normal contracting activities. We generally try to limit our exposure to foreign currency fluctuations in most of our engineering, procurement and construction contracts through provisions that require customer payments in U.S. dollars or other currencies corresponding to the currency in which costs are incurred. As a result, we generally do not need to hedge foreign currency cash flows for contract work performed. However, where construction contracts do not contain foreign currency provisions, we primarily use forward exchange contracts to hedge foreign currency exposure of forecasted transactions and firm commitments. Our primary foreign currency exchange rate exposure hedged includes the Euro, Chilean Unidad de Fomento, British Pound, Norwegian Krone, Swiss Franc and Japanese Yen. The gains and losses on these contracts are intended to offset changes in the value of the related exposures. However, certain of these hedges have become ineffective as it has become probable that their underlying forecasted transaction will not occur within their originally specified periods of time, or at all. The unrealized hedge fair value gain associated with these ineffective instruments as well as instruments for which we do not seek hedge accounting treatment totaled $5.3 million and was recognized within cost of revenue in the condensed consolidated statement of income for the nine months ended September 30, 2007. Included in this unrealized hedge fair value gain was an approximate $4.8 million unrealized gain resulting from a hedge of the Euro portion of the purchase price of the pending Lummus Global acquisition. We recognized an approximate net $3.8 million gain within cost of revenue for this hedge as a premium of $1.0 million was paid in the third quarter 2007. As of September 30, 2007, the notional amount of cash flow hedge contracts outstanding was $484.6 million. Our total unrealized hedge fair value gains recognized within cost of revenue for the nine months ended September 30, 2007 was $1.2 million. The terms of our contracts extend up to two years. The potential change in fair value for our outstanding contracts from a hypothetical ten percent change in quoted foreign currency exchange rates would be approximately $1.8 million at September 30, 2007.
In circumstances where intercompany loans and/or borrowings are in place with non-U.S. subsidiaries, we will also use forward contracts to generally offset any translation gains/losses of the underlying transactions. If the timing or amount of foreign-denominated cash flows vary, we incur foreign exchange gains or losses, which are included within cost of revenue in the condensed consolidated statements of income. We do not use financial instruments for trading or speculative purposes.
The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and notes payable approximates their fair values because of the short-term nature of these instruments. See Note 6 to our condensed consolidated financial statements for quantification of our financial instruments.
Item 4. Controls and Procedures
Disclosure Controls and Procedures— As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon such evaluation, the CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

Changes in Internal Controls —There were no changes in our internal controls over financial reporting that occurred during the three-month period ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On July 5, 2006, a single Consolidated Amended Complaint was filed in the Welmon action in the Southern District of New York consolidating all previously filed actions. We and the individual defendants filed a motion to dismiss the Complaint, which was denied by the Court. On March 2, 2007, the lead plaintiffs filed a motion for class certification, and we and the individual defendants filed an opposition to class certification on April 2, 2007. After an initial hearing on the motion for class certification held on May 29, 2007, the Court scheduled another hearing to be held on November 13-14, 2007, to resolve factual issues regarding the typicality and adequacy of the proposed class representatives. The parties have agreed to a rescheduling of the hearing to a later date. Although we believe that we have meritorious defenses to the claims made in the above action and intend to contest it vigorously, an adverse resolution of the action could have a material adverse effect on our financial position and results of operations in the period in which the lawsuit is resolved.
Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. As of September 30, 2007, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 4,645 plaintiffs, and of those claims, approximately 1,993 claims were pending and 2,652 have been closed through dismissals or settlements. As of September 30, 2007, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount per claim of approximately one thousand dollars. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. We review each case on its own merits and make accruals based on the probability of loss and our ability to estimate the amount of liability and related expenses, if any. We do not currently believe that any unresolved asserted claims will have a material adverse effect on our future results of operations or financial position and at September 30, 2007 we had accrued $0.9 million for liability and related expenses. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that may be expected to be recoverable because of the variability in the coverage amounts, deductibles, limitations and viability of carriers with respect to our insurance policies for the years in question.
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

Chicago Bridge & Iron Company N.V.
By: Chicago Bridge & Iron Company B.V.
Its: Managing Director

By:	/s/ RONALD A. BALLSCHMIEDE
Ronald A. Ballschmiede
Managing Director
(Principal Financial Officer)
Date: October 31, 2007

EXHIBIT INDEX

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