Form 10-K
period 2007-12-31
CHICAGO BRIDGE & IRON CO N V
filed 2008-02-28
CIK 1027884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 1-12815

CHICAGO BRIDGE & IRON COMPANY N.V.
Incorporated in The Netherlands IRS Identification Number: not applicable

Oostduinlaan 75
2596 JJ The Hague
The Netherlands
31-70-3732722

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:

Common Stock; Euro .01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  ☑  NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐  NO ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)
YES ☐  NO ☑

Aggregate market value of common stock held by non-affiliates, based on a New York Stock Exchange closing price of $37.74 as of June 30, 2007 was $3,637,596,922.

The number of shares outstanding of the registrant’s common stock as of February 1, 2008 was 96,737,506.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2008 Proxy Statement	Part III

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

PART I

Item 1.	Business

Founded in 1889, Chicago Bridge & Iron Company N.V. and Subsidiaries (“CB&I” or “the Company”) is one of the world’s leading engineering, procurement and construction (“EPC”) companies. Our stock currently trades on the New York Stock Exchange (“NYSE”) under the ticker symbol “CBI.” CB&I is a major integrated EPC service provider and process technology licensor, delivering comprehensive solutions to customers in the energy and natural resource industries. With more than 80 locations and approximately 17,000 employees worldwide, we capitalize on our global expertise and local knowledge to safely and reliably deliver projects virtually anywhere. During 2007, we executed more than 500 projects in over 60 countries for customers in a variety of industries.

Segment Financial Information

Segment financial information by geographic area of operation and results of our recent acquisition of Lummus Global (“Lummus”) can be found in the section entitled “Results of Operations” in Item 7 and Financial Statements and Supplementary Data in Item 8.

Market Sectors

Within our operating segments, we serve under four broad market sectors: Liquefied Natural Gas (“LNG”), Energy Processes, Steel Plate Structures, and Lummus Technologies. Through these market sectors, we offer services both independently and on an integrated basis.

Liquefied Natural Gas.  LNG terminals and similar facilities are used for the production, handling, storage and distribution of liquefied gases. We specialize in providing liquefaction and regasification facilities consisting of terminals, tanks, and associated systems. We also provide LNG tanks on a stand-alone basis. Customers for these facilities are international oil companies, regional oil and gas companies, and national oil companies and include such companies as CNOOC, Golden Pass LNG, Isle of Grain, Peru LNG, Qatar Petroleum, Southern LNG and Woodside.

Energy Processes.  CB&I has extensive experience in a number of energy processes, including offshore structures, refinery process units, petrochemical process units, gas processing facilities, power plants, pipelines, hydrogen/synthesis gas plants, and sulfur removal and recovery. Customers in energy processes include major energy and petrochemical companies such as Chevron, ConocoPhillips, Hunt Oil, Nexen, Shell, Sunoco and Valero.

Steel Plate Structures.  CB&I’s capabilities for steel structures include above ground storage tanks, elevated storage tanks, pressure vessels, and other specialty structures such as processing facilities. Customers for these structures include oil and gas companies around the world such as ADNOC, British Gas, Chevron, Kinder Morgan, Qatar Petroleum and Suncor.

Lummus Technologies.  CB&I offers licensed technologies for customers in the petrochemical, refining and gas processing industries, as well as heat transfer equipment and performance catalysts. Customers in this sector include companies such as Chevron, SABIC, Shell and Sinopec.

Certain Acquisitions

2007

On November 16, 2007, we acquired all of the outstanding shares of the Lummus business from Asea Brown Boveri Ltd. (“ABB”) and certain of its affiliates for a purchase price of approximately $820.9 million, net of cash acquired and inclusive of transaction costs. Lummus’ operations include technology operations and on/near shore engineering, procurement, and construction. Lummus supplies a comprehensive range of products and services to the global oil, gas and petrochemical industries, including the design and supply of production facilities, refineries and petrochemical plants.

2003

On April 29, 2003, we acquired certain assets and assumed certain liabilities of Petrofac Inc., an EPC company serving the hydrocarbon processing industry, for $26.6 million, including transaction costs. The acquired operations have been fully integrated into our North America segment.

On May 30, 2003, we acquired certain assets and assumed certain liabilities of John Brown Hydrocarbons Ltd. for $29.6 million, including transaction costs, net of cash acquired. The acquired operations have been integrated into our Europe, Africa and Middle East (“EAME”) segment.

Competitive Strengths

Our core competencies, which we believe are significant competitive strengths, include:

Strong Health, Safety and Environmental (“HSE”) Performance.  Because of our long and outstanding safety record, we are sometimes invited to bid on projects for which other competitors do not qualify. According to the U.S. Bureau of Labor Statistics, the national Lost Workday Case Incidence Rate for construction companies similar to CB&I was 3.5 per 100 full-time employees for 2006 (the latest reported year), while our rate for 2007 was only 0.13 per 100. Our excellent HSE performance also translates directly to lower cost, timely completion of projects, and reduced risk to our employees, subcontractors and customers.

Worldwide Record of Excellence.  We have an established record as a leader in the international engineering and construction industry by providing consistently superior project performance for 118 years.

Global Execution Capabilities.  With a global network of some 80 sales and operations offices, established supplier relationships and available workforces, we have the ability to rapidly mobilize people, materials and equipment to execute projects in locations ranging from highly industrialized countries to some of the world’s more remote regions. Additionally, due primarily to our long-standing presence in numerous markets around the world, we have a prominent position as a local contractor in global energy and industrial markets.

Fabrication.  We are one of the few EPC and process technology contractors with in-house fabrication facilities which allow us to offer customers the option of modular construction, when feasible. In contrast to traditional onsite “stick built” construction, modular construction enables the modules to be built within a tightly monitored shop environment and allows us to better control quality, minimize weather delays and expedite schedules. Once completed, the modules are shipped and assembled at the project site.

Licensed Lummus Technologies.  We offer a broad, state-of-the-art portfolio in gas processing, refining and petrochemical technologies. Being able to provide licensed technologies sets CB&I apart from our competitors and presents opportunities for increased profitability. Combining technology with EPC capabilities strengthens CB&I’s presence throughout the project life cycle, allowing us to capture additional market share in the important higher margin growth sectors.

Recognized Expertise.  Our in-house engineering team includes internationally recognized experts in oil and gas processes and facilities, modular design and fabrication, cryogenic storage and processing and bulk liquid storage and systems. Several of our senior engineers are long-standing members of committees that have helped develop worldwide standards for storage structures and process vessels for the petroleum industry, including the American Petroleum Institute and the American Society of Mechanical Engineers.

Strong Focus on Project Risk Management.  We are experienced in managing the risk associated with bidding on and executing complex projects. Our position as an integrated EPC service provider allows us to execute global projects on a competitively bid and negotiated basis. We offer our customers a range of contracting options, including fixed-price, cost reimbursable and hybrid approaches.

Management Team with Extensive Engineering and Construction Industry Experience.  Members of our senior leadership team have an average of more than 25 years of experience in the engineering and construction industry.

Growth Strategy

On an opportunistic basis, we may pursue additional growth through selective acquisitions of businesses or assets that will expand or complement our current portfolio of services and meet our stringent acquisition criteria. The combination of CB&I and Lummus creates one of the world’s leading construction and process engineering companies, with a broad range of multinational customers in the energy and natural resource industries. The offering of both EPC services and technologies further differentiates CB&I from its competitors, and the combination of the complementary platforms has resulted in an organization with formidable resources at each stage of the project life cycle.

Competition

We operate in a competitive environment. Technology performance, price, timeliness of completion, quality, safety record and reputation are the principal competitive factors within the industry. There are numerous regional, national and global competitors that offer services similar to ours.

Marketing and Customers

Through our global network of sales offices, we contract directly with hundreds of customers in the energy and natural resources industries. We rely primarily on direct contact between our technically qualified sales and engineering staff and our customers’ engineering and contracting departments. Dedicated sales employees are located throughout our global offices.

Our significant customers, with many of which we have had longstanding relationships, are primarily in the hydrocarbon sector and include major petroleum and petrochemical companies (see our “Market Sectors” for our customers).

We are not dependent upon any single customer on an ongoing basis and do not believe the loss of any single customer would have a material adverse effect on our business. For the year ended December 31, 2007, we had one customer within our EAME segment that accounted for more than 10% of our total revenue. Revenue from South Hook LNG totaled approximately $542.2 million or 12% of our total revenue. For the year ended December 31, 2006, we had one customer within our North America segment and one customer within our EAME segment that each accounted for more than 10% of our total revenue. Revenue from Valero Energy Corporation totaled approximately $353.5 million or 11% of our total revenue, and revenue from South Hook LNG totaled approximately $515.4 million or 16% of our total revenue. For the year ended December 31, 2005, we had one customer within our North America segment that accounted for more than 10% of our revenue. Revenue from Valero Energy Corporation totaled approximately $244.5 million or 11% of our total revenue.

Backlog/New Awards

We had a backlog of work to be completed on contracts of $7.7 billion as of December 31, 2007, compared with $4.6 billion as of December 31, 2006. Due to the timing of awards and the long-term nature of some of our projects, certain backlog of our work may not be completed in the current fiscal year as our revenue is anticipated to be approximately $5.9 to $6.2 billion in 2008. New awards were approximately $6.2 billion for the year ended December 31, 2007, compared with $4.4 billion for the year ended December 31, 2006.

	Years Ended December 31,
	2007	2006
	(In thousands)

North America	$1,958,368	$2,753,121
Europe, Africa and Middle East	1,068,224	1,143,941
Asia Pacific	610,340	324,445
Central and South America	2,540,511	207,776
Lummus	25,800	—

Total New Awards	$6,203,243	$4,429,283

Types of Contracts

Our contracts are usually awarded on a competitive bid and negotiated basis. We offer our customers a range of contracting options, including fixed-price, cost reimbursable and hybrid approaches. Each contract is designed to optimize the balance between risk and reward.

Raw Materials and Suppliers

The principal raw materials that we use are metal plate, structural steel, pipe, fittings, catalysts, proprietary equipment and selected engineered equipment such as pumps, valves, compressors, motors and electrical and instrumentation components. Most of these materials are available from numerous suppliers worldwide with some furnished under negotiated supply agreements. We anticipate being able to obtain these materials for the foreseeable future. The price, availability and schedule validities offered by our suppliers, however, may vary significantly from year to year due to various factors. These include supplier consolidations, supplier raw material shortages and costs, surcharges, supplier capacity, customer demand, market conditions, and any duties and tariffs imposed on the materials.

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

Environmental Matters

Our operations are subject to extensive and changing U.S. federal, state and local laws and regulations, as well as laws of other nations that establish health and environmental quality standards. These standards, among others, relate to air and water pollutants and the management and disposal of hazardous substances and wastes. We are exposed to potential liability for personal injury or property damage caused by any release, spill, exposure or other accident involving such pollutants, substances or wastes.

In connection with the historical operation of our facilities, substances which currently are or might be considered hazardous were used or disposed of at some sites that will or may require us to make expenditures for remediation. In addition, we have agreed to indemnify parties to whom we have sold facilities for certain environmental liabilities arising from acts occurring before the dates those facilities were transferred. We are not aware of any possible claim or assessment with respect to any such facility.

We believe that we are currently in compliance, in all material respects, with all environmental laws and regulations. We do not anticipate that we will incur material capital expenditures for environmental controls or for investigation or remediation of environmental conditions during 2008 or 2009.

Patents

We hold patents and licenses for certain items incorporated into our structures. However, none is so essential that its loss would materially affect our business.

Employees

We employed approximately 17,000 persons worldwide as of December 31, 2007. With respect to our total number of employees as of December 31, 2007, we had 7,779 salaried employees and 9,516 hourly and craft employees. The number of hourly and craft employees varies in relation to the number and size of projects we have in process at any particular time. The percentage of our employees represented by unions generally ranges between 10 and 20 percent. CB&I has agreements with various unions representing groups of its employees at project sites in the United States (“U.S.”), Canada, the United Kingdom (“U.K.”), Australia and various other countries. We have multiple agreements with various unions, the terms of which generally extend up to three years.

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

Risk Factors Relating to Our Business

We Could Lose Money if We Fail to Execute Within Our Cost Estimates on Fixed-Price, Lump-Sum Contracts.

Most of our net revenue is derived from fixed-price, lump-sum contracts. Under these contracts, we perform our services and execute our projects at a fixed price and, as a result, benefit from cost savings, but we may be unable to recover any cost overruns. If we do not execute the contract within our cost estimates, we may incur losses or the project may not be as profitable as we expected. The revenue, cost and gross profit realized on such contracts can vary, sometimes substantially, from the original projections due to changes in a variety of factors, including but not limited to:

•	costs incurred in connection with modifications to a contract (change orders) that may be unapproved by the customer as to scope and/or price;

•	unanticipated costs (claims), including costs for customer-caused delays, errors in specifications or designs, or contract termination;

•	unanticipated technical problems with the structures or systems being supplied by us, which may require that we spend our own money to remedy the problem;

•	changes in the costs of components, materials, labor or subcontractors;

•	failure to properly estimate costs of engineering, materials, equipment or labor;

•	difficulties in obtaining required governmental permits or approvals;

•	changes in laws and regulations;

•	changes in labor conditions;

•	project modifications creating unanticipated costs;

•	delays caused by weather conditions;

•	our suppliers’ or subcontractors’ failure to perform; and

•	exacerbation of any one or more of these factors as projects grow in size and complexity.

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

Our Use of the Percentage-of-Completion Method of Accounting Could Result in a Reduction or Reversal of Previously Recorded Revenue and Profit.

Revenue is primarily recognized using the percentage-of-completion method. Our contracts are usually awarded on a competitive bid and negotiated basis. We offer our customers a range of contracting options, including fixed-price, cost reimbursable and hybrid approaches. Contract revenue is primarily accrued based on the percentage that actual costs-to-date bear to total estimated costs. We utilize this cost-to-cost approach as we believe this method is less subjective than relying on assessments of physical progress. We follow the guidance of the Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” (“SOP 81-1”) for accounting policies relating to our use of the percentage-of-completion method, estimating costs, revenue recognition, combining and segmenting contracts and unapproved change order/claim recognition. Under the cost-to-cost approach, while the most widely recognized method used for percentage-of-completion accounting, the use of estimated cost to complete each contract is a significant variable in the process of determining income earned and is a significant factor in the accounting for contracts. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates, which may result in a reduction or reversal of previously recorded revenue and profit.

Certain Remedies Ordered in a Federal Trade Commission Order Could Adversely Affect Us.

In October 2001, the U.S. Federal Trade Commission (the “FTC” or the “Commission”) filed an administrative complaint (the “Complaint”) challenging our February 2001 acquisition of certain assets of the Engineered Construction Division of Pitt-Des Moines, Inc. (“PDM”) that we acquired together with certain assets of the Water Division of PDM (the Engineered Construction and Water Divisions of PDM are hereafter sometimes referred to as the “PDM Divisions”). The Complaint alleged that the acquisition violated Federal antitrust laws by threatening to substantially lessen competition in four specific business lines in the U.S.: liquefied nitrogen, liquefied oxygen and liquefied argon (LIN/LOX/LAR) storage tanks; liquefied petroleum gas (LPG) storage tanks; liquefied natural gas (LNG) storage tanks and associated facilities; and field erected thermal vacuum chambers (used for the testing of satellites) (the “Relevant Products”).

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

We believe that the FTC’s Order and Opinion are inconsistent with the law and the facts presented at trial, in the appeal to the Commission, as well as new evidence following the close of the record. We have filed a petition for review of the FTC Order and Opinion with the U.S. Court of Appeals for the Fifth Circuit. Oral arguments occurred on May 2, 2007. On January 25, 2008, we received the decision of the Fifth Circuit Court of Appeals regarding our appeal of the Order. We are currently reviewing the Court’s decision, which denied our petition to review the Order, and are evaluating our legal options. As we have done over the course of the past year, we will also continue to work cooperatively with the FTC to resolve this matter. We are not required to divest any assets until we have exhausted all appeal processes available to us, including appeal to the U.S. Supreme Court. Because (i) the remedies described in the Order and Opinion are neither consistent nor clear, (ii) the needs and requirements of any purchaser of divested assets could impact the amount and type of possible additional assets, if any, to be conveyed to the purchaser to constitute it as a viable competitor in the Relevant Products beyond those contained in the PDM Divisions, and (iii) the demand for the Relevant Products is constantly changing, we have not been able to definitively quantify the potential effect on our financial statements. The divested entity could include, among other things, certain fabrication facilities, equipment, contracts and employees of CB&I. The remedies contained in the Order, depending on how and to the extent they are ultimately implemented to establish a viable competitor in the Relevant Products, could have an adverse effect on us, including the possibility of a potential write-down of the net book value of divested assets, a loss of revenue relating to divested contracts and costs associated with a divestiture.

Our Recent Acquisitions or Any Prospective Acquisitions that We Undertake Could Be Difficult to Integrate, Disrupt Our Business, Dilute Stockholder Value and Harm Our Operating Results.

We may continue to pursue growth through the opportunistic acquisition of companies or assets that will enable us to broaden the types of projects we execute and also expand into new markets. Our opportunity to grow through prospective acquisitions may be limited if we cannot identify suitable companies or assets, reach agreement on potential strategic acquisitions on acceptable terms or for other reasons. Our recent or future acquisitions may be subject to a variety of risks, including:

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

If one or more of these risks are realized, it could have an adverse impact on our operations. Future acquisitions may require us to obtain additional equity or debt financing, which may not be available on attractive terms. Moreover, to the extent an acquisition transaction financed by non-equity consideration results in additional goodwill, it will reduce our tangible net worth, which might have an adverse effect on our credit and bonding capacity.

Our Business is Dependent upon Major Construction Projects from our Clients, the Unpredictable Timing of Which May Result in Significant Fluctuations in our Cash Flow and Earnings due to Timing Between the Award of the Project and Payment Under the Contract.

Our cash flow and earnings are dependent upon major construction projects in cyclical industries, including the hydrocarbon refining, natural gas and water industries. The selection of, timing of or failure to obtain projects, delays in awards of projects, cancellations of projects or delays in completion of contracts could result in significant periodic fluctuations in our cash flows. Moreover, construction projects for which our services are contracted may require significant expenditures by us prior to receipt of relevant payments by a customer and such expenditures could reduce our cash flows and necessitate increased borrowings under our credit facilities.

We Could be Exposed to Credit Risk from a Customer’s Financial Difficulties.

The majority of our accounts receivable and all contract work in progress are from clients in various industries and locations throughout the world. Most contracts require payments as the projects progress or in certain cases advance payments. We may be exposed to potential credit risk if our customers should encounter financial difficulties.

Our New Awards and Liquidity May Be Adversely Affected by Bonding and Letter of Credit Capacity.

A portion of our new awards requires the support of bid, performance, payment and retention bonds. Our primary use of surety bonds is to support water and wastewater treatment and standard tank projects in the U.S. A restriction, reduction, or termination of our surety agreements could limit our ability to bid on new project opportunities, thereby limiting our new awards, or increase our letter of credit utilization in lieu of bonds, thereby reducing availability under our credit facilities.

Our Revenue and Earnings May Be Adversely Affected by a Reduced Level of Activity in the Hydrocarbon Industry.

In recent years, demand from the worldwide hydrocarbon industry has been the largest generator of our revenue. Numerous factors influence capital expenditure decisions in the hydrocarbon industry, including:

•	current and projected oil and gas prices;

•	exploration, extraction, production and transportation costs;

•	the discovery rate and size of new oil and gas reserves;

•	the sale and expiration dates of leases and concessions;

•	local and international political and economic conditions, including war or conflict;

•	technological advances;

•	the ability of oil and gas companies to generate capital; and

•	demand for hydrocarbon production.

In addition, changing taxes, price controls, and laws and regulations may reduce or affect the level of activity in the hydrocarbon industry. These factors are beyond our control. Reduced activity in the hydrocarbon industry could result in a reduction of major projects available in the industry, which may result in a reduction of our revenue and earnings and possible under-utilization of our assets.

Intense Competition in the Engineering and Construction and Process Technology Industries Could Reduce Our Market Share and Earnings.

We serve markets that are highly competitive and in which a large number of multinational companies compete. In particular, the EPC and process technology markets are highly competitive and require substantial resources and capital investment in equipment, technology and skilled personnel. Competition also places downward pressure on our contract prices and margins. Intense competition is expected to continue in these markets, presenting us with significant challenges in our ability to maintain strong growth rates and acceptable margins. If we are unable to meet these competitive challenges, we could lose market share to our competitors and experience an overall reduction in our earnings.

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

We May Experience Increased Costs and Decreased Cash Flow Due to Compliance with Environmental Laws and Regulations, Liability for Contamination of the Environment or Related Personal Injuries.

We are subject to environmental laws and regulations, including those concerning:

•	emissions into the air;

•	discharge into waterways;

•	generation, storage, handling, treatment and disposal of waste materials; and

•	health and safety.

Our businesses often involve working around and with volatile, toxic and hazardous substances and other highly regulated materials, the improper characterization, handling or disposal of which could constitute violations of U.S. federal, state or local laws and regulations and laws of other nations, and result in criminal and civil liabilities. Environmental laws and regulations generally impose limitations and standards for certain pollutants or waste materials and require us to obtain permits and comply with various other requirements. Governmental authorities may seek to impose fines and penalties on us, or revoke or deny issuance or renewal of operating permits for failure to comply with applicable laws and regulations. We are also exposed to potential liability for personal injury or property damage caused by any release, spill, exposure or other accident involving such substances or materials. We may incur liabilities that may not be covered by insurance policies, or, if covered, the dollar amount of such liabilities may exceed our policy limits or fall within applicable deductible or retention limits. A partially or completely uninsured claim, if successful and of significant magnitude, could cause us to suffer a significant loss and reduce cash available for our operations.

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

We Are Currently Subject to Securities Class Action Litigation, the Settlement of Which, if Not Finally Approved by the Court, Might Have a Material Adverse Effect on Our Financial Condition, Results of Operations and Cash Flow.

A class action shareholder lawsuit was filed on February 17, 2006 against us, Gerald M. Glenn, Robert B. Jordan, and Richard E. Goodrich in the U.S. District Court for the Southern District of New York entitled Welmon v. Chicago Bridge & Iron Co. NV, et al. (No. 06 CV 1283). The complaint was filed on behalf of a purported class consisting of all those who purchased or otherwise acquired our securities from March 9, 2005 through February 3, 2006 and were damaged thereby.

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

On January 22, 2008, the parties entered into a definitive settlement agreement that, without any admission of liability, would fully resolve the claims made against us and the individual defendants in this litigation. The settlement agreement received preliminary approval by the Court on January 30, 2008 and, after notice to class members, is subject to final approval by the Court at a hearing to be held on June 3, 2008. Under the terms of the settlement agreement, the plaintiff class would receive a payment of $10.5 million to be made by our insurance carrier. We can give no assurance that the Court will finally approve the settlement, and should it fail to do so, the case would revert to a hearing on class certification and could then proceed to discovery and trial on the merits. Should the case proceed to trial, although we believe that we have meritorious defenses to the claims made in the above action and would contest them vigorously, an adverse result could have a material adverse effect on our financial position and results of operations in the period in which the lawsuit is resolved.

An adverse result also could reduce our available cash and necessitate increased borrowings under our credit facility, leaving less capacity available for letters of credit to support our new business, or result in our inability to comply with the covenants of our credit facility and other financing arrangements.

We Are and Will Continue to Be Involved in Litigation That Could Negatively Impact Our Earnings and Financial Condition.

We have been and may from time to time be named as a defendant in legal actions claiming damages in connection with engineering and construction projects, Lummus technology licenses and other matters. These are typically claims that arise in the normal course of business, including employment-related claims and contractual disputes or claims for personal injury (including asbestos-related lawsuits) or property damage which occur in connection with services performed relating to project or construction sites. Contractual disputes normally involve claims relating to the timely completion of projects, performance of equipment or technologies, design or other engineering services or project construction services provided by our subsidiaries. Management does not currently believe that pending contractual, employment-related personal injury or property damage claims will have a material adverse effect on our earnings or liquidity; however, such claims could have such an effect in the future. We may incur liabilities that may not be covered by insurance policies, or, if covered, the dollar amount of such liabilities may exceed our policy limits or fall below applicable deductibles. A partially or completely uninsured claim, if successful and of significant magnitude, could cause us to suffer a significant loss and reduce cash available for our operations.

We May Not Be Able to Fully Realize the Revenue Value Reported in Our Backlog.

We had a backlog of work to be completed on contracts totaling $7.7 billion as of December 31, 2007. Backlog develops as a result of new awards, which represent the revenue value of new project commitments received by us during a given period. Backlog consists of projects which have either (i) not yet been started or (ii) are in progress but are not yet complete. In the latter case, the revenue value reported in backlog is the remaining value associated with work that has not yet been completed. The revenue projected in our backlog may not be realized, or if realized, may not result in earnings as a result of poor project or contract performance. From time to time, projects are cancelled that appeared to have a high certainty of going forward at the time they were recorded as new awards. In the event of a project cancellation, we may be reimbursed for certain costs but typically have no contractual right to the total revenue reflected in our backlog. In addition to being unable to recover certain direct costs, cancelled projects may also result in additional unrecoverable costs due to the resulting under-utilization of our assets.

Political and Economic Conditions, Including War or Conflict, in Non-U.S. Countries in Which We Operate Could Adversely Affect Us.

A significant number of our projects are performed outside the U.S., including in developing countries with political and legal systems that are significantly different from those found in the U.S. We expect non-U.S. sales and operations to continue to contribute materially to our earnings for the foreseeable future. Non-U.S. contracts and operations expose us to risks inherent in doing business outside the U.S., including:

•	unstable economic conditions in the non-U.S. countries in which we make capital investments, operate and provide services;

•	the lack of well-developed legal systems in some countries in which we operate, which could make it difficult for us to enforce our contracts;

•	expropriation of property;

•	restrictions on the right to receive dividends from joint ventures, convert currency or repatriate funds; and

•	political upheaval and international hostilities, including risks of loss due to civil strife, acts of war, guerrilla activities, insurrections and acts of terrorism.

Political instability risks may arise from time to time on a country-by-country (not geographic segment) basis where we happen to have a large active project. We do not believe we have any material risks at the present time attributable to political instability.

We Are Exposed to Possible Losses from Foreign Currency Exchange Rates.

We are exposed to market risk from changes in foreign currency exchange rates. Our exposure to changes in foreign currency exchange rates arises from receivables, payables, forecasted transactions and firm commitments from international transactions, as well as intercompany loans used to finance non-U.S. subsidiaries. We may incur losses from foreign currency exchange rate fluctuations if we are unable to convert foreign currency in a timely fashion. We seek to minimize the risks from these foreign currency exchange rate fluctuations through a combination of contracting methodology and, when deemed appropriate, use of primarily foreign currency forward contracts. In circumstances where we utilize forward contracts, our results of operations might be negatively impacted if the underlying transactions occur at different times or in different amounts than originally anticipated. We do not use financial instruments for trading or speculative purposes.

Our Goodwill and Other Intangible Assets Could be Impaired and Result in a Charge to Income.

We have accounted for our acquisitions, including the recent acquisition of Lummus, using the “purchase” method of accounting. Under the purchase method we have recorded, at fair value, assets acquired and liabilities assumed, and we recorded as goodwill, the difference between the cost of acquisitions and the sum of the fair value of tangible and identifiable intangible assets acquired, less liabilities assumed. Definite-lived intangible assets have been segregated from goodwill and recorded based upon expected future recovery of the underlying assets. At December 31, 2007, our goodwill balance was $942.3 million, $714.9 million of which is attributable to the excess of the purchase price of Lummus over the fair value of assets and liabilities acquired on November 16, 2007. The remainder is attributable to past acquisitions within our North America and EAME segments. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), definite-lived intangible assets are initially recorded at fair value and amortized over their anticipated useful lives, while goodwill balances are not amortized but rather tested for impairment annually or more frequently if indicators of impairment arise. A fair value approach is used to identify potential goodwill or other intangible impairment, utilizing a discounted cash flow model. Since our adoption of SFAS No. 142 during the first quarter of 2002, we have had no indicators of impairment on goodwill or other intangible assets. However, in the future, if our remaining goodwill or other intangible assets were determined to be impaired, the impairment would result in a charge to income from operations in the year of the impairment with a resulting decrease in our recorded net worth.

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

Uncertainty in Enforcing U.S. Judgments Against Netherlands Corporations, Directors and Others Could Create Difficulties for Holders of Our Securities in Enforcing Any Judgments Obtained Against Us.

We are a Netherlands company and a significant portion of our assets are located outside the U.S. In addition, members of our management and supervisory boards may be residents of countries other than the U.S. As a result, effecting service of process on each person may be difficult, and judgments of U.S. courts, including judgments against us or members of our management or supervisory boards predicated on the civil liability provisions of the federal or state securities laws of the U.S., may be difficult to enforce.

Risk Factors Associated with Our Common Stock

If We Fail to Meet Expectations of Securities Analysts or Investors due to Fluctuations in Our Revenue or Operating Results, Our Stock Price Could Decline Significantly.

Our revenue and earnings may fluctuate from quarter to quarter due to a number of factors, including the selection of, timing of, or failure to obtain projects, delays in awards of projects, cancellations of projects, delays in the completion of contracts and the timing of approvals of change orders or recoveries of claims against our customers. It is likely that in some future quarters our operating results may fall below the expectations of securities analysts or investors. In this event, the trading price of our common stock could decline significantly.

Certain Provisions of Our Articles of Association and Netherlands Law May Have Possible Anti-Takeover Effects.

Our Articles of Association and the applicable law of The Netherlands contain provisions that may be deemed to have anti-takeover effects. Among other things, these provisions provide for a staggered board of Supervisory Directors, a binding nomination process and supermajority shareholder voting requirements for certain significant transactions. Such provisions may delay, defer or prevent takeover attempts that shareholders might consider in the best interests of shareholders. In addition, certain U.S. tax laws, including those relating to possible classification as a “controlled foreign corporation” described below, may discourage third parties from accumulating significant blocks of our common shares.

We Have a Risk of Being Classified as a Controlled Foreign Corporation and Certain Shareholders Who Do Not Beneficially Own Shares May Lose the Benefit of Withholding Tax Reduction or Exemption Under Dutch Legislation.

As a company incorporated in The Netherlands, we would be classified as a “controlled foreign corporation” for U.S. federal income tax purposes if any U.S. person acquires 10% or more of our common shares (including ownership through the attribution rules of Section 958 of the Internal Revenue Code of 1986, as amended (the “Code”), each such person, a (“U.S. 10% Shareholder”) and the sum of the percentage ownership by all U.S. 10% Shareholders exceeds 50% (by voting power or value) of our common shares. We do not believe we are a controlled foreign corporation. However, we may be determined to be a controlled foreign corporation in the future. In the event that such a determination were made, all U.S. 10% Shareholders would be subject to taxation under Subpart F of the Code. The ultimate consequences of this determination are fact-specific to each U.S. 10% Shareholder, but could include possible taxation of such U.S. 10% Shareholder on a pro rata portion of our income, even in the absence of any distribution of such income.

Under the double taxation convention in effect between The Netherlands and the U.S. (the “Treaty”), dividends paid by Chicago Bridge & Iron Company N.V. (“CB&I N.V.”) to certain U.S. corporate shareholders owning at least 10% of the voting power of CB&I N.V. are generally eligible for a reduction of the 15% Netherlands withholding tax to 5%, unless the common shares held by such residents are attributable to a business or part of a business that is, in whole or in part, carried on through a permanent establishment or a permanent representative in The Netherlands. Dividends received by exempt pension organizations and exempt organizations, as defined in the Treaty, are completely exempt from the withholding tax. A holder of common shares other than an individual will not be eligible for the benefits of the Treaty if such holder of common shares does not satisfy one or more of the tests set forth in the limitation on benefits provisions of Article 26 of the Treaty. According to an anti-dividend stripping provision, no exemption from, reduction of, or refund of, Netherlands withholding tax will be granted if the ultimate recipient of a dividend paid by CB&I N.V. is not considered to be the beneficial owner of such dividend. The ability of a holder of common shares to take a credit against its U.S. taxable income for Netherlands withholding tax may be limited.

If We Sell or Issue Additional Common Shares, Your Share Ownership Could be Diluted.

Part of our business strategy is to expand into new markets and enhance our position in existing markets throughout the world through acquisition of complementary businesses. In order to successfully complete targeted acquisitions or fund our other activities, we may issue additional equity securities that could dilute our earnings per share (“EPS”) and your share ownership.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty. The forward-looking statements may include, but are not limited to, (and you should read carefully) any statements containing the words “expect,” “believe,” “anticipate,” “project,” “estimate,” “predict,” “intend,” “should,” “could,” “may,” “might,” or similar expressions or the negative of any of these terms.

Forward-looking statements involve known and unknown risks and uncertainties. In addition to the material risks listed under “Item 1A. Risk Factors” that may cause our actual results, performance or achievements to be materially different from those expressed or implied by any forward-looking statements, the following are some, but not all, of the factors that might cause or contribute to such differences:

•	our ability to realize cost savings from our expected execution performance of contracts;

•	the uncertain timing and the funding of new contract awards, and project cancellations and operating risks;

•	cost overruns on fixed price or similar contracts whether as the result of improper estimates or otherwise;

•	risks associated with percentage-of-completion accounting;

•	our ability to settle or negotiate unapproved change orders and claims;

•	changes in the costs or availability of, or delivery schedule for, equipment, components, materials, labor or subcontractors;

•	adverse impacts from weather may affect our performance and timeliness of completion, which could lead to increased costs and affect the costs or availability of, or delivery schedule for, equipment, components, materials, labor or subcontractors;

•	increased competition;

•	fluctuating revenue resulting from a number of factors, including the cyclical nature of the individual markets in which our customers operate;

•	lower than expected activity in the hydrocarbon industry, demand from which is the largest component of our revenue;

•	lower than expected growth in our primary end markets, including but not limited to LNG and energy processes;

•	risks inherent in acquisitions and our ability to obtain financing for proposed acquisitions;

•	our ability to integrate and successfully operate acquired businesses and the risks associated with those businesses;

•	the weakening, non-competitiveness, unavailability of, or lack of demand for, our intellectual property rights;

•	failure to keep pace with technological changes;

•	failure of our patents or licensed technologies to perform as expected or to remain competitive, current, in demand, profitable or enforceable;

•	adverse outcomes of pending claims or litigation or the possibility of new claims or litigation, including but not limited to pending securities class action litigation, and the potential effect on our business, financial condition and results of operations;

•	the ultimate outcome or effect of the pending FTC order on our business, financial condition and results of operations;

•	lack of necessary liquidity to finance expenditures prior to the receipt of payment for the performance of contracts and to provide bid and performance bonds and letters of credit securing our obligations under our bids and contracts;

•	proposed and actual revisions to U.S. and non-U.S. tax laws, and interpretation of said laws, Dutch tax treaties with foreign countries, and U.S. tax treaties with non-U.S. countries (including, but not limited to The Netherlands), that seek to increase income taxes payable;

•	political and economic conditions including, but not limited to, war, conflict or civil or economic unrest in countries in which we operate; and

•	a downturn or disruption in the economy in general.

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

Location	Type of Facility	Interest

North America
Beaumont, Texas	Engineering, fabrication facility, operations and administrative office	Owned
Birmingham, Alabama	Warehouse	Owned
Bloomfield, New Jersey	Engineering and administrative office	Leased
Bourbonnais, Illinois	Warehouse	Owned
Clive, Iowa	Fabrication facility, warehouse, operations and administrative office	Owned
Edmonton, Canada	Administrative office	Leased
Everett, Washington	Fabrication facility, warehouse, operations and administrative office	Leased
Fort Saskatchewan, Canada	Warehouse, operations and administrative office	Owned
Franklin, Tennessee	Warehouse	Owned
Houston, Texas	Engineering and fabrication facility	Owned
Houston, Texas	Engineering and administrative offices	Leased
Houston, Texas	Warehouse	Leased
Niagara Falls, Canada	Engineering and administrative office	Leased
Pittsburgh, Pennsylvania	Engineering, operations and administrative office	Leased
Plainfield, Illinois	Engineering, operations and administrative office	Leased
Provo, Utah	Fabrication facility, warehouse, operations and administrative office	Owned
Richardson, Texas	Engineering and administrative office	Leased
San Luis Obispo, California	Warehouse and fabrication facility	Owned
Tyler, Texas	Engineering, fabrication facilities, operations and administrative office	Owned
Warren, Pennsylvania	Fabrication facility	Leased
The Woodlands, Texas	Engineering, operations and administrative office	Owned

Location	Type of Facility	Interest

Europe, Africa and Middle East
Ajman, United Arab Emirates	Engineering office	Leased
Al Aujam, Saudi Arabia	Fabrication facility and warehouse	Owned
Al-Khobar, Saudi Arabia	Engineering and administrative office	Leased
Brno, Czech Republic	Engineering and administrative office	Owned
Cairo, Egypt	Engineering office	Leased
Dubai, United Arab Emirates	Engineering, operations, administrative office and warehouse	Leased
The Hague, The Netherlands	Principal executive office and engineering and administrative office	Leased
Ladenberg, Germany	Operations and administrative office	Leased
London, England	Engineering, operations and administrative office	Leased
Moscow, Russia	Sales and administrative office	Leased
Redhill, England	Personnel placement office	Leased
Secunda, South Africa	Fabrication facility and warehouse	Leased
West Bay, Doha Qatar	Administrative and engineering office	Leased
Wiesbaden, Germany	Engineering and administrative office	Leased
Asia Pacific
Bangkok, Thailand	Administrative office	Leased
Batangas, Philippines	Fabrication facility and warehouse	Leased
Beijing, China	Engineering and administrative office	Leased
Blacktown, Australia	Engineering, operations and administrative office	Leased
Kwinana, Australia	Fabrication facility, warehouse and administrative office	Owned
New Delhi, India	Engineering office	Leased
Shanghai, China	Sales, operations and administrative office	Leased
Singapore	Engineering and administrative office	Leased
Tokyo, Japan	Sales office	Leased
Central and South America
Caracas, Venezuela	Administrative and engineering office	Leased
Puerto Ordaz, Venezuela	Fabrication facility and warehouse	Leased

We also own or lease a number of sales, administrative and field construction offices, warehouses and equipment maintenance centers strategically located throughout the world.

Item 3.	Legal Proceedings

We have been and may from time to time be named as a defendant in legal actions claiming damages in connection with engineering and construction projects, technology licenses and other matters. These are typically claims that arise in the normal course of business, including employment-related claims and contractual disputes or claims for personal injury or property damage which occur in connection with services performed relating to project or construction sites. Contractual disputes normally involve claims relating to the timely completion of projects, performance of equipment or technologies, design or other engineering services or project construction services provided by our subsidiaries. Management does not currently believe that pending contractual, employment-related personal injury or property damage claims will have a material adverse effect on our earnings or liquidity.

Antitrust Proceedings — In October 2001, the FTC filed an administrative complaint (the “Complaint”) challenging our February 2001 acquisition of certain assets of the Engineered Construction Division of PDM that we acquired together with certain assets of the Water Division of PDM (the Engineered Construction and Water Divisions of PDM are hereafter sometimes referred to as the “PDM Divisions”). The Complaint alleged that the acquisition violated Federal antitrust laws by threatening to substantially lessen competition in four specific business lines in the U.S.: liquefied nitrogen, liquefied oxygen and liquefied argon (LIN/LOX/LAR) storage tanks; liquefied petroleum gas (LPG) storage tanks; liquefied natural gas (LNG) storage tanks and associated facilities; and field erected thermal vacuum chambers (used for the testing of satellites) (the “Relevant Products”).

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

We believe that the FTC’s Order and Opinion are inconsistent with the law and the facts presented at trial, in the appeal to the Commission, as well as new evidence following the close of the record. We have filed a petition for review of the FTC Order and Opinion with the U.S. Court of Appeals for the Fifth Circuit. Oral arguments occurred on May 2, 2007. On January 25, 2008, we received the decision of the Fifth Circuit Court of Appeals regarding our appeal of the Order. We are currently reviewing the Court’s decision, which denied our petition to review the Order, and are evaluating our legal options. As we have done over the course of the past year, we will also continue to work cooperatively with the FTC to resolve this matter. We are not required to divest any assets until we have exhausted all appeal processes available to us, including appeal to the U.S. Supreme Court. Because (i) the remedies described in the Order and Opinion are neither consistent nor clear, (ii) the needs and requirements of any purchaser of divested assets could impact the amount and type of possible additional assets, if any, to be conveyed to the purchaser to constitute it as a viable competitor in the Relevant Products beyond those contained in the PDM Divisions, and (iii) the demand for the Relevant Products is constantly changing, we have not been able to definitively quantify the potential effect on our financial statements. The divested entity could include, among other things, certain fabrication facilities, equipment, contracts and employees of CB&I. The remedies contained in the Order, depending on how and to the extent they are ultimately implemented to establish a viable competitor in the Relevant Products, could have an adverse effect on us, including the possibility of a potential write-down of the net book value of divested assets, a loss of revenue relating to divested contracts and costs associated with a divestiture.

Securities Class Action — A class action shareholder lawsuit was filed on February 17, 2006 against us, Gerald M. Glenn, Robert B. Jordan, and Richard E. Goodrich in the U.S. District Court for the Southern District of New York entitled Welmon v. Chicago Bridge & Iron Co. NV, et al. (No. 06 CV 1283). The complaint was filed on behalf of a purported class consisting of all those who purchased or otherwise acquired our securities from March 9, 2005 through February 3, 2006 and were damaged thereby.

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

On January 22, 2008, the parties entered into a definitive settlement agreement that, without any admission of liability, would fully resolve the claims made against us and the individual defendants in this litigation. The settlement agreement received preliminary approval by the Court on January 30, 2008 and, after notice to class members, is subject to final approval by the Court at a hearing to be held on June 3, 2008. Under the terms of the settlement agreement, the plaintiff class would receive a payment of $10.5 million to be made by our insurance carrier. We can give no assurance that the Court will finally approve the settlement, and should it fail to do so, the case would revert to a hearing on class certification and could then proceed to discovery and trial on the merits. Should the case proceed to trial, although we believe that we have meritorious defenses to the claims made in the above action and would contest them vigorously, an adverse result could have a material adverse effect on our financial position and results of operations in the period in which the lawsuit is resolved.

Asbestos Litigation — We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Through December 31, 2007, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 4,600 plaintiffs, and of those claims, approximately 1,900 claims were pending and 2,700 have been closed through dismissals or settlements. Through December 31, 2007, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount per claim of approximately one thousand dollars. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. We review each case on its own merits and make accruals based on the probability of loss and our ability to estimate the amount of liability and related expenses, if any. We do not currently believe that any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow and at December 31, 2007, we had accrued $0.9 million for liability and related expenses. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that may be expected to be recoverable because of the variability in the coverage amounts, deductibles, limitations and viability of carriers with respect to our insurance policies for the years in question.

Environmental Matters — Our operations are subject to extensive and changing U.S. federal, state and local laws and regulations, as well as laws of other nations that establish health and environmental quality standards. These standards, among others, relate to air and water pollutants and the management and disposal of hazardous substances and wastes. We are exposed to potential liability for personal injury or property damage caused by any release, spill, exposure or other accident involving such pollutants, substances or wastes.

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

We believe that we are currently in compliance, in all material respects, with all environmental laws and regulations. We do not anticipate that we will incur material capital expenditures for environmental controls or for investigation or remediation of environmental conditions during 2008 or 2009.

Item 4.	Submission of Matters to a Vote of Security Holders

Shareholders voted, approved and authorized the acquisition of the Lummus business of ABB by the Company or direct or indirect wholly-owned subsidiaries of the Company at a special shareholder meeting held on November 16, 2007:

For	67,802,811
Against	90,558
Abstain	95,552

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE. As of February 1, 2008, we had approximately 30,600 shareholders. The following table presents the range of common stock prices on the NYSE and the cash dividends paid per share of common stock for the years ended December 31, 2007 and 2006 by quarter:

	Range of Common Stock Prices			Dividends
	High	Low	Close	per Share

Year Ended December 31, 2007
Fourth Quarter	$63.22	$41.49	$60.44	$0.04
Third Quarter	$44.84	$30.00	$43.06	$0.04
Second Quarter	$40.19	$30.10	$37.74	$0.04
First Quarter	$31.50	$25.79	$30.75	$0.04

Year Ended December 31, 2006
Fourth Quarter	$29.75	$23.17	$27.34	$0.03
Third Quarter	$27.78	$22.75	$24.06	$0.03
Second Quarter	$27.50	$21.78	$24.15	$0.03
First Quarter	$31.85	$19.60	$24.00	$0.03

Any future cash dividends will depend upon our results of operations, financial condition, cash requirements, availability of surplus and such other factors as our Board of Directors may deem relevant.

The following table summarizes information, as of December 31, 2007, relating to our equity compensation plans pursuant to which grants of options or other rights to acquire our common shares may be granted from time to time:

	Number of Securities to be	Weighted-Average	Number of Securities
	Issued Upon Exercise of	Exercise Price of	Remaining Available for
	Outstanding Options, Warrants	Outstanding Options,	Future Issuance Under
Plan Category	and Rights	Warrants and Rights	Equity Compensation Plans

Equity compensation plans approved by security holders	1,194,536	$11.19	2,455,957
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,194,536	$11.19	2,455,957

Item 6.	Selected Financial Data

We derived the following summary financial and operating data for the five years ended December 31, 2003 through 2007 from our audited Consolidated Financial Statements, except for “Other Data.” You should read this information together with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements, including the related notes, appearing in “Item 8. Financial Statements and Supplementary Data.”

	Years Ended December 31,
	2007(3)	2006	2005	2004	2003
	(In thousands, except per share and employee data)

Income Statement Data
Revenue	$4,363,492	$3,125,307	$2,257,517	$1,897,182	$1,612,277
Cost of revenue	4,006,643	2,843,554	2,109,113	1,694,871	1,415,715

Gross profit	356,849	281,753	148,404	202,311	196,562
Selling and administrative expenses	153,667	133,769	106,937	98,503	93,506
Intangibles amortization	3,996	1,572	1,499	1,817	2,548
Other operating (income) loss, net(1)	(1,274)	773	(10,267)	(88)	(2,833)
Earnings of investees accounted for by the equity method	(5,106)	—	—	—	—

Income from operations	205,566	145,639	50,235	102,079	103,341
Interest expense	(7,269)	(4,751)	(8,858)	(8,232)	(6,579)
Interest income	31,121	20,420	6,511	2,233	1,300

Income before taxes and minority interest	229,418	161,308	47,888	96,080	98,062
Income tax expense	(57,354)	(38,127)	(28,379)	(31,284)	(29,713)

Income before minority interest	172,064	123,181	19,509	64,796	68,349
Minority interest in (income) loss	(6,424)	(6,213)	(3,532)	1,124	(2,395)

Net income	$165,640	$116,968	$15,977	$65,920	$65,954

Per Share Data
Net income — basic	$1.73	$1.21	$0.16	$0.69	$0.73
Net income — diluted	$1.71	$1.19	$0.16	$0.67	$0.69
Cash dividends	$0.16	$0.12	$0.12	$0.08	$0.08

Balance Sheet Data
Goodwill	$942,344	$229,460	$230,126	$233,386	$219,033
Total assets	$3,330,923	$1,784,412	$1,377,819	$1,102,718	$932,362
Long-term debt	$160,000	$—	$25,000	$50,000	$75,000
Total shareholders’ equity	$726,719	$542,435	$483,668	$469,238	$389,164

Cash Flow Data
Cash flows from operating activities	$446,395	$476,129	$164,999	$132,769	$90,366
Cash flows from investing activities	$(904,328)	$(78,599)	$(26,350)	$(26,051)	$(102,030)
Cash flows from financing activities	$144,361	$(112,071)	$(41,049)	$16,754	$22,046

Other Financial Data
Gross profit percentage	8.2%	9.0%	6.6%	10.7%	12.2%
Depreciation and amortization	$39,764	$28,026	$18,216	$22,498	$21,431
Capital expenditures	$88,308	$80,352	$36,869	$17,430	$31,286

	Years Ended December 31,
	2007(3)	2006	2005	2004	2003
	(In thousands, except per share and employee data)

Other Data
New awards(2)	$6,203,243	$4,429,283	$3,279,445	$2,614,549	$1,708,210
Backlog(2)	$7,698,643	$4,560,629	$3,199,395	$2,339,114	$1,590,381
Number of employees:
Salaried	7,779	3,863	3,218	3,204	2,895
Hourly and craft	9,516	8,238	6,773	7,824	7,337

(1)	Other operating (income) loss, net, generally represents (gains) losses on the sale of technology, property, plant and equipment.

(2)	New awards represent the value of new project commitments received by us during a given period. These commitments are included in backlog until work is performed and revenue is recognized or until cancellation. Backlog may also fluctuate with currency movements.

(3)	Included in our 2007 results of operations were the operating results of Lummus from the acquisition date of November 16, 2007. For further discussion of the operating results of Lummus, see Note 16 to our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

CB&I is an integrated EPC provider and major process technology licensor. Founded in 1889, CB&I provides conceptual design, technology, engineering, procurement, fabrication, construction, commissioning and associated maintenance services to customers in the energy and natural resource industries.

Recent Developments

Pursuant to the terms of a Share Sale and Purchase Agreement dated August 24, 2007, we agreed to purchase all of the outstanding shares of Lummus from ABB and certain of its affiliates for a net cash purchase price, including transaction costs, of approximately $820.9 million. The record date, shareholder approval date, material terms of the sale and purchase agreement, initial pro forma and historical financial information for us and Lummus and other information with respect to Lummus were included in a definitive proxy statement filed by us with the SEC on October 18, 2007. As discussed in “Item 4. Submission of Matters to a Vote of Security Holders,” the shareholders voted and approved the acquisition of Lummus at a special shareholder meeting held on November 16, 2007. Our results of operations for the periods covered in this Form 10-K include the results of operations of Lummus commencing on November 16, 2007, the date on which the acquisition was consummated.

RESULTS OF OPERATIONS

Our new awards, revenue and income (loss) from operations in the following geographic and Lummus segments are as follows:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

New Awards(1)
North America	$1,958,368	$2,753,121	$1,518,317
Europe, Africa and Middle East	1,068,224	1,143,941	1,196,567
Asia Pacific	610,340	324,445	426,265
Central and South America	2,540,511	207,776	138,296
Lummus	25,800	—	—

Total new awards	$6,203,243	$4,429,283	$3,279,445

Revenue
North America	$1,941,320	$1,676,694	$1,359,878
Europe, Africa and Middle East	1,249,074	1,101,813	582,918
Asia Pacific	442,042	234,764	222,720
Central and South America	626,415	112,036	92,001
Lummus	104,641	—	—

Total revenue	$4,363,492	$3,125,307	$2,257,517

Income (Loss) From Operations
North America	$142,118	$79,164	$43,799
Europe, Africa and Middle East	(35,659)	46,079	(11,969)
Asia Pacific	35,427	16,219	8,898
Central and South America	53,289	4,177	9,507
Lummus	10,391	—	—

Total income from operations	$205,566	$145,639	$50,235

(1)	New awards represent the value of new project commitments received by us during a given period. These commitments are included in backlog until work is performed and revenue is recognized or until cancellation.

2007 VERSUS 2006

New Awards/Backlog — New awards in 2007 of $6.2 billion, increased $1.8 billion, or 40% compared with 2006. Approximately 41% of our new awards during 2007 were for contracts awarded within our Central and South America (“CSA”) segment, while 32% were for contracts awarded in North America. North America’s new awards decreased 29% due to the impact of a significant LNG import terminal award in the U.S. during 2006, valued at $1.1 billion. Significant awards in North America during 2007 included two refinery expansion projects and an LNG expansion project, all awarded in the U.S. New awards in our EAME segment decreased 7% as a result of the impact of growth on the U.K. LNG import terminals and major awards in the Middle East during 2006, partly offset by a U.K. LNG terminal award during 2007, valued at approximately $500.0 million. New awards in our Asia Pacific (“AP”) segment increased 88% primarily due to an LNG storage facility award in Australia, valued in excess of $373.0 million. New awards in our CSA segment increased 1123%, due to an LNG liquefaction award in Peru, valued in excess of $1.5 billion, and an LNG regasification terminal award in Chile, valued at approximately $775.0 million. In 2008, we anticipate new awards to range between $6.5 and $7.0 billion.

Due to our strong performance in new awards and approximately $1.2 billion of backlog acquired with our acquisition of Lummus, our backlog has increased from $4.6 billion in 2006 to $7.7 billion in 2007.

Revenue — Revenue in 2007 of $4.4 billion increased $1.2 billion, or 40%, compared with 2006. Our revenue fluctuates based on the changing project mix and is dependent on the amount and timing of new awards, project schedules, durations and other matters. During 2007, revenue increased 16% in the North America segment, 13% in the EAME segment, 88% in the AP segment, and more than fourfold in the CSA segment. The increase in our North America segment was primarily a result of progress on the U.S. LNG import terminal awarded in the second half of 2006. Increased revenue within our EAME segment resulted from the impact of growth on an existing LNG project in the U.K. and stronger steel plate structure activity in the Middle East. Revenue growth in the AP segment was a result of progress on a significant project in Australia. CSA’s increase was a result of the significant increase in new awards during the year. Total revenue contributed by our recent acquisition of Lummus was approximately $104.6 million. We anticipate total revenue for 2008 will be between $5.9 and $6.2 billion.

Gross Profit — Gross profit in 2007 was $356.8 million, or 8.2% of revenue, compared with $281.8 million, or 9.0% of revenue, in 2006. The 2007 and 2006 results were impacted by several key factors including the following:

North America

Our North America segment was favorably impacted during 2007 by the strong steel plate structure markets in the U.S. and Canada and a cancellation provision associated with an LNG tank project in Canada. These favorable impacts were partially offset by charges to earnings during the first half of 2007 of approximately $19.8 million associated with costs on a project that closed in a loss position. These charges related primarily to higher than anticipated labor costs and modifications to our field execution approach. Our 2006 results were impacted by increased forecasted construction costs to complete several projects.

EAME

Our EAME segment was unfavorably impacted by increased forecasted construction costs on a project in the U.K. We increased our forecasted costs to complete the project during 2007 primarily as a result of lower than expected labor productivity and schedule impacts, which increased our project management and field labor estimates and associated subcontract costs. As a result of the cumulative revisions to its estimated costs to complete, the project is now forecasted to result in an approximate $77.8 million cumulative loss, which resulted in charges to earnings of $97.7 million during 2007. The loss position will result in recognition of revenue on the project with no gross margin until the project’s completion, which is anticipated in 2008. If subcontractor issues are not resolved for amounts currently included in our estimates or the project schedule extends longer than anticipated, our future results of operations would be negatively impacted.

The impact of the above project was partly offset by stronger steel plate structure activity in the Middle East during the current year.

Other

•	Our AP segment was favorably impacted by the higher level of revenue in the region.

•	Our CSA segment benefited from the significant new awards in the first half of 2007, while 2006 was impacted by negative cost adjustments on several projects.

•	The results of our recently acquired Lummus business contributed to our 2007 gross profit.

Selling and Administrative Expenses — Selling and administrative expenses were $153.7 million, or 3.5% of revenue, in 2007, compared with $133.8 million, or 4.3% of revenue, in 2006. Despite a 40% increase in revenue during 2007, our selling and administrative expenses increased only $19.9 million, including $10.2 million associated with the operations of our recent acquisition of Lummus, as a result of effective cost controls.

Income from Operations — During 2007, income from operations was $205.6 million, representing a $59.9 million increase compared with 2006. As described above, our results were favorably impacted by higher revenue volume, partially offset by lower gross profit percentage levels and increased selling and administrative expenses.

Interest Expense and Interest Income — Interest expense increased $2.5 million from the prior year to $7.3 million, due to higher average debt levels resulting from borrowings to fund a portion of our acquisition of Lummus and the impact of a favorable settlement of contingent tax obligations during 2006. Borrowings associated with the acquisition of Lummus included short-term revolver borrowings (which were fully repaid as of December 31, 2007) and a $200.0 million five-year term loan. The final of three equal annual installments of $25.0 million was paid in mid-2007 associated with our senior notes. Interest income increased $10.7 million from 2006 to $31.1 million primarily due to higher short-term investment levels prior to the acquisition of Lummus in November 2007 and higher associated yields.

Income Tax Expense — Income tax expense for 2007 and 2006 was $57.4 million, or 25.0% of pre-tax income, and $38.1 million, or 23.6% of pre-tax income, respectively. The rate increase compared with 2006 was primarily due to the U.S./non-U.S. income mix and the recording of tax reserves. We expect our 2008 rate to fall within our historical range of 27% to 31%.

We operate in more than 80 locations worldwide and, therefore, are subject to the jurisdiction of multiple taxing authorities. Determination of taxable income in any given jurisdiction requires the interpretation of applicable tax laws, regulations, treaties, tax pronouncements and other tax agreements. As a result, we are subject to tax assessments in such jurisdictions, including assessments related to the determination of taxable income, transfer pricing and the application of tax treaties, among others. We believe we have adequately provided for any such known or anticipated assessments. We believe that the majority of the amount currently provided under Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes” (“FIN 48”) will not be settled in the next twelve months and such possible settlement will not have a significant impact on our liquidity.

Minority Interest in Income — Minority interest in income in 2007 was $6.4 million compared with minority interest in income of $6.2 million in 2006. The changes compared with 2006 are commensurate with the levels of operating income for the contracting entities.

2006 VERSUS 2005

New Awards/Backlog — New awards in 2006 of $4.4 billion, increased $1.1 billion, or 35% compared with 2005. Approximately 62% of our new awards during 2006 were for contracts awarded in North America. During 2006, North America’s new awards increased 81% due to a major LNG import terminal award in the U.S., valued at $1.1 billion. New awards in our EAME segment decreased 4%, attributable to the impact of LNG import terminal awards in the U.K. during 2005, partly offset by two major awards in the Middle East and growth on the U.K. LNG terminals during 2006. New awards in our AP segment decreased 24%, primarily due to the impact of a large LNG terminal and tank award in China during 2005, partly offset by the award of a major LNG expansion project in Australia during 2006. New awards in the CSA segment increased 50% due to oil refinery process related awards in the Caribbean.

Due to our strong performance in new awards, our backlog increased from $3.2 billion in 2005 to $4.6 billion in 2006.

Revenue — Revenue in 2006 of $3.1 billion increased $867.8 million, or 38%, compared with 2005. Our revenue fluctuates based on the changing project mix and is dependent on the amount and timing of new awards, project schedules, durations and other matters. During 2006, revenue increased 23% in the North America segment, 89% in the EAME segment, 5% in the AP segment, and 22% in the CSA segment. The increase in the North America segment was primarily a result of higher backlog going into the year for refinery related work coupled with the award of the LNG terminal noted above. Revenue growth in the EAME segment resulted from continued progress on two LNG projects in the U.K., which accounted for approximately 23% of the Company’s total revenue during 2006, and strong progress on steel plate structure projects in the region. AP remained comparable to 2005 as the continued LNG work in China was partly offset by lower volume in Australia. CSA’s increase was a result of higher backlog going into the year.

Gross Profit — Gross profit in 2006 was $281.8 million, or 9.0% of revenue, compared with $148.4 million, or 6.6% of revenue, in 2005. The 2006 and 2005 results were impacted by several key factors including the following:

•	In 2005, we recognized a $53.0 million charge to earnings for unrecoverable costs on certain projects forecasted to close in a significant loss position. Total provisions charged to earnings during 2006 for projects forecasted to close in a loss position were not significant.

•	During 2005, we increased forecasted construction costs to complete several projects in the U.S., primarily related to third party construction sublets.

•	In 2005, we reported higher foreign currency exchange losses, primarily attributable to the mark-to-market of hedges.

•	During 2005, we incurred significant legal and consulting fees to pursue claims recovery on several projects. During 2006, fees associated with claims pursuit were not significant and we negotiated recovery of a claim on a substantially completed project.

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

At December 31, 2006, we had no material outstanding unapproved change orders/claims recognized. Outstanding unapproved change orders/claims recognized, net of reserves, as of December 31, 2005 were $48.5 million. The decrease in outstanding unapproved change orders/claims was due primarily to a final settlement associated with a completed project in our EAME segment during the second quarter of 2006. The settlement did not have a significant effect on our reported results.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007, cash and cash equivalents totaled $305.9 million.

Operating — During 2007, our operations generated $446.4 million of cash flows primarily as a result of profitability as well as lower net cash investments in contracts in progress and higher accounts payable levels. The changes in these working capital components are primarily a result of project growth within our CSA segment. The overall level of working capital varies from period to period and is affected by the mix, stage of completion and commercial terms of contracts.

Investing — In 2007, net cash flows utilized in investing activities were $904.3 million, primarily as a result of cash utilized to fund the Lummus acquisition totaling $820.9 million, net of cash acquired and inclusive of transaction costs. Additionally, we incurred $88.3 million for capital expenditures, primarily associated with support facilities in our North America segment and the purchase of project-related equipment to support projects in our North America and EAME segments. For 2008, capital expenditures are anticipated to be in the $115.0 to $130.0 million range.

We continue to evaluate and selectively pursue opportunities for additional expansion of our business through acquisition of complementary businesses. These acquisitions, if they arise, may involve the use of additional cash or may require further debt or equity financing.

Financing — During 2007, net cash flows provided by financing activities totaled $144.4 million, primarily as a result of borrowings under our $200.0 million term loan associated with our acquisition of Lummus. Additional cash provided by financing activities included $9.5 million and $1.2 million from the issuance of treasury and common shares, respectively, and a $7.1 million reclassification of benefits associated with tax deductions in excess of recognized compensation cost from an operating to a financing cash flow as required by SFAS No. 123(R). Partly offsetting these increases were the purchases of treasury stock totaling $31.0 million (approximately 1.0 million shares at an average price of $31.64 per share) which included cash payments of $3.3 million for withholding taxes on taxable share distributions, for which we withheld approximately 0.1 million shares, and approximately $27.7 million for the repurchase of 0.9 million shares of our stock. We also paid the final of three annual installments of $25.0 million on our senior notes during the third quarter of 2007 and cash dividends totaling $15.4 million for 2007.

Our primary internal source of liquidity is cash flow generated from operations. Capacity under a revolving credit facility is also available, if necessary, to fund operating or investing activities. We have a five-year $1.1 billion, committed and unsecured revolving credit facility, which terminates in October 2011. As of December 31, 2007, no direct borrowings were outstanding under the revolving credit facility, but we had issued $331.0 million of letters of credit under the five-year facility. Such letters of credit are generally issued to customers in the ordinary course of business to support advance payments, as performance guarantees, or in lieu of retention on our contracts. As of December 31, 2007, we had $769.0 million of available capacity under this facility. The facility contains certain restrictive covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum net worth level, among other restrictions. The facility also places restrictions on us with regard to subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, and mergers and acquisitions, among other restrictions.

In addition to the revolving credit facility, we have three committed and unsecured letter of credit and term loan agreements (the “LC Agreements”) with Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, National Association, and various private placement note investors. Under the terms of the LC Agreements, either banking institution can issue letters of credit (the “LC Issuers”). In the aggregate, the LC Agreements provide up to $275.0 million of capacity. As of December 31, 2007, no direct borrowings were outstanding under the LC Agreements, but we had issued $274.9 million of letters of credit among all three tranches of LC Agreements. Tranche A, a $50.0 million facility, and Tranche B, a $100.0 million facility, were fully utilized. Both Tranche A and Tranche B are five-year facilities which terminate in November 2011. Tranche C is an eight-year, $125.0 million facility expiring in November 2014. As of December 31, 2007, we had issued $124.9 million of letters of credit under Tranche C, leaving $0.1 million of available capacity. The LC Agreements contain certain restrictive covenants, such as a minimum net worth level, a minimum fixed charge coverage ratio and a maximum leverage ratio. The LC Agreements also include restrictions with regard to subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, affiliate transactions, sales and leasebacks, and mergers and acquisitions, among other restrictions. In the event of default under the LC Agreements, including our failure to reimburse a draw against an issued letter of credit, the LC Issuer could transfer its claim against us, to the extent such amount is due and payable by us under the LC Agreements, to the private placement note investors, creating a term loan that is due and payable no later than the stated maturity of the respective LC Agreement. In addition to quarterly letter of credit fees and, to the extent that a term loan is in effect, we would be assessed a floating rate of interest over LIBOR.

We also have various short-term, uncommitted revolving credit facilities across several geographic regions of approximately $1.1 billion. These facilities are generally used to provide letters of credit or bank guarantees to customers in the ordinary course of business to support advance payments, as performance guarantees, or in lieu of retention on our contracts. At December 31, 2007, we had available capacity of $261.6 million under these uncommitted facilities. In addition to providing letters of credit or bank guarantees, we also issue surety bonds in the ordinary course of business to support our contract performance. For a further discussion of letters of credit and surety bonds, see Note 11 to our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

In relation to the Lummus acquisition, we entered into a $200.0 million, five-year, unsecured term loan facility (the “Term Loan”) with JPMorgan Chase Bank, National Association, as administrative agent and Bank of America, N.A., as syndication agent. The Term Loan was fully utilized upon closing of the Lummus acquisition. Interest under the Term Loan is based upon LIBOR plus an applicable floating spread, and paid quarterly in arrears. In November 2007, we entered into an interest rate swap that effectively locked in a fixed interest rate of approximately 5.58%. The Term Loan will be repaid in equal installments of $40.0 million per year, with the last principal payment due in November 2012.

The Term Loan contains similar restrictive covenants to the ones noted above for the revolving credit facility.

As of December 31, 2007, the following commitments were in place to support our ordinary course obligations:

	Amounts by Expiration Period
Commitments	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)

Letters of credit/bank guarantees	$1,446,345	$500,473	$887,911	$56,415	$1,546
Surety bonds	211,454	170,381	41,073	—	—

Total commitments	$1,657,799	$670,854	$928,984	$56,415	$1,546

Note: Letters of credit include $37,893 of letters of credit issued in support of our insurance program.

Contractual obligations at December 31, 2007 are summarized below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)

Term loan(1)	$233,106	$51,130	$95,582	$86,394	$—
Operating leases	328,178	60,553	78,666	55,172	133,787
Purchase obligations(2)	—	—	—	—	—
Self-insurance obligations(3)	9,901	9,901	—	—	—
Pension funding obligations(4)	18,132	18,132	—	—	—
Postretirement benefit funding obligations(4)	3,759	3,759	—	—	—
Unrecognized tax benefits(5)	—	—	—	—	—

Total contractual obligations	$593,076	$143,475	$174,248	$141,566	$133,787

(1)	Interest under our $200.0 million term loan is calculated based upon LIBOR plus an applicable floating spread paid quarterly in arrears. However, as we entered into an interest rate swap that effectively fixes an interest rate of approximately 5.58%, our obligations noted above include interest accruing at this fixed rate.

(2)	In the ordinary course of business, we enter into purchase commitments to satisfy our requirements for materials and supplies for contracts that have been awarded. These purchase commitments, that are to be recovered from our customers, are generally settled in less than one year. We do not enter into long-term purchase commitments on a speculative basis for fixed or minimum quantities.

(3)	Amount represents expected 2008 payments associated with our self-insurance program. Payments beyond one year have not been included as non-current amounts are not determinable on a year-by-year basis.

(4)	Amounts represent expected 2008 contributions to fund our defined benefit and other postretirement plans, respectively. Contributions beyond one year have not been included as amounts are not determinable.

(5)	Payments for reserved tax contingencies are not included as the timing of specific tax payments are not readily determinable.

We believe cash on hand, funds generated by operations, amounts available under existing credit facilities and external sources of liquidity, such as the issuance of debt and equity instruments, will be sufficient to finance capital expenditures, the settlement of commitments and contingencies (as fully described in Note 11 to our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data”) and working capital needs for the foreseeable future. However, there can be no assurance that such funding will be available, as our ability to generate cash flows from operations and our ability to access funding under the revolving credit facility and LC agreements may be impacted by a variety of business, economic, legislative, financial and other factors which may be outside of our control. Additionally, while we currently have significant, uncommitted bonding facilities, primarily to support various commercial provisions in our engineering and construction and technology contracts, a termination or reduction of these bonding facilities could result in the utilization of letters of credit in lieu of performance bonds, thereby reducing our available capacity under the revolving credit facility. Although we do not anticipate a reduction or termination of the bonding facilities, there can be no assurance that such facilities will be available at reasonable terms to service our ordinary course obligations.

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

For a discussion of pending litigation, including lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed, matters involving the FTC and securities class action lawsuits against us, see Note 11 to our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

OFF-BALANCE SHEET ARRANGEMENTS

We use operating leases for facilities and equipment when they make economic sense, including sale-leaseback arrangements. We have no other significant off-balance sheet arrangements.

NEW ACCOUNTING STANDARDS

For a discussion of new accounting standards, see the applicable section included within Note 2 to our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

CRITICAL ACCOUNTING ESTIMATES

The discussion and analysis of financial condition and results of operations are based upon our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Our management has discussed the development and selection of our critical accounting estimates with the Audit Committee of our Supervisory Board of Directors. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

Revenue Recognition — Revenue is primarily recognized using the percentage-of-completion method. Our contracts are usually awarded on a competitive bid and negotiated basis. We offer our customers a range of contracting options, including fixed-price, cost reimbursable and hybrid approaches. Contract revenue is primarily accrued based on the percentage that actual costs-to-date bear to total estimated costs. We utilize this cost-to-cost approach as we believe this method is less subjective than relying on assessments of physical progress. We follow the guidance of SOP 81-1 for accounting policies relating to our use of the percentage-of-completion method, estimating costs, revenue recognition, including the recognition of profit incentives, combining and segmenting contracts and unapproved change order/claim recognition. Under the cost-to-cost approach, while the most widely recognized method used for percentage-of-completion accounting, the use of estimated cost to complete each contract is a significant variable in the process of determining income earned and is a significant factor in the accounting for contracts. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates.

Contract revenue reflects the original contract price adjusted for approved change orders and estimated minimum recoveries of unapproved change orders and claims. We recognize revenue associated with unapproved change orders and claims to the extent that related costs have been incurred when recovery is probable and the value can be reliably estimated. At December 31, 2007, we had projects with outstanding unapproved change orders/claims of $96.3 million factored into the determination of their revenue and estimated costs. We anticipate reaching agreement with our customers during 2008. At December 31, 2006, we had no material outstanding unapproved change orders/claims. If the final settlements are less than the unapproved change orders and claims, our results of operations could be negatively impacted.

Losses expected to be incurred on contracts in progress are charged to earnings in the period such losses are known. Charges to earnings include the reversal of any profit recognized on the project in prior periods. For the year ended December 31, 2007, we recognized provisions for additional costs associated with a project in a loss position in our EAME segment that resulted in a $97.7 million charge to earnings during the period. We have also recognized $19.8 million of provisions during 2007 for a project in our North America segment that is complete. There were no significant provisions for additional costs associated with contracts projected to be in a material loss position during 2006. Charges to earnings during 2005 were $53.0 million.

Credit Extension — We extend credit to customers and other parties in the normal course of business only after a review of the potential customer’s creditworthiness. Additionally, management reviews the commercial terms of all significant contracts before entering into a contractual arrangement. We regularly review outstanding receivables and provide for estimated losses through an allowance for doubtful accounts. In evaluating the level of established reserves, management makes judgments regarding the parties’ ability to make required payments, economic events and other factors. As the financial condition of these parties’ changes, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required.

Financial Instruments — Although we do not engage in currency speculation, we periodically use hedges, primarily forward contracts, to mitigate certain operating exposures, as well as hedge intercompany loans utilized to finance non-U.S. subsidiaries. Hedge contracts utilized to mitigate operating exposures are generally designated as “cash flow hedges” under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Therefore, gains and losses, exclusive of forward points, associated with marking highly effective instruments to market are included in accumulated other comprehensive income/loss on the Consolidated Balance Sheets, while the gains and losses associated with instruments deemed ineffective during the period and instruments for which we do not seek hedge accounting treatment are recognized within cost of revenue in the Consolidated Statements of Income. Changes in the fair value of forward points are recognized within cost of revenue in the Consolidated Statements of Income. Additionally, gains or losses on forward contracts to hedge intercompany loans are included within cost of revenue in the Consolidated Statements of Income. During the fourth quarter of 2007, we also entered a swap arrangement to hedge against interest rate variability associated with our $200.0 million term loan. The swap arrangement was designated as a cash flow hedge under SFAS No. 133 as the critical terms match those of the term loan as of December 31, 2007. We will continue to assess hedge effectiveness of the swap transaction prospectively. Our other financial instruments are not significant.

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

Estimated Reserves for Insurance Matters — We maintain insurance coverage for various aspects of our business and operations. However, we retain a portion of anticipated losses through the use of deductibles and self-insured retentions for our exposures related to third-party liability and workers’ compensation. Management regularly reviews estimates of reported and unreported claims through analysis of historical and projected trends, in conjunction with actuaries and other consultants, and provides for losses through insurance reserves. As claims develop and additional information becomes available, adjustments to loss reserves may be required. If actual results are not consistent with our assumptions, we may be exposed to gains or losses that could be material. A hypothetical ten percent change in our self-insurance reserves at December 31, 2007 would have impacted our net income by approximately $2.2 million for the year ended December 31, 2007.

Recoverability of Goodwill — Effective January 1, 2002, we adopted SFAS No. 142, which states that goodwill and indefinite-lived intangible assets are no longer to be amortized but are to be reviewed annually for impairment. The goodwill impairment analysis required under SFAS No. 142 requires us to allocate goodwill to our reporting units, compare the fair value of each reporting unit with our carrying amount, including goodwill, and then, if necessary, record a goodwill impairment charge in an amount equal to the excess, if any, of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. The primary method we employ to estimate these fair values is the discounted cash flow method. This methodology is based, to a large extent, on assumptions about future events which may or may not occur as anticipated, and such deviations could have a significant impact on the estimated fair values calculated. These assumptions include, but are not limited to, estimates of future growth rates, discount rates and terminal values of reporting units. For further discussion regarding goodwill and other intangibles, see Note 5 to our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.” Our goodwill balance at December 31, 2007, was $942.3 million, including $714.9 million associated with the acquisition of Lummus during the fourth quarter of 2007.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in foreign currency exchange rates, which may adversely affect our results of operations and financial condition. One exposure to fluctuating exchange rates relates to the effect of translating the financial statements of our non-U.S. subsidiaries, which are denominated in currencies other than the U.S. dollar, into the U.S. dollar. The foreign currency translation adjustments are recognized within shareholders’ equity in accumulated other comprehensive income/loss as cumulative translation adjustment, net of any applicable tax. We generally do not hedge our exposure to potential foreign currency translation adjustments.

Another form of foreign currency exposure relates to our non-U.S. subsidiaries’ normal contracting activities. We generally try to limit our exposure to foreign currency fluctuations in most of our contracts through provisions that require customer payments in U.S. dollars or other currencies corresponding to the currency in which costs are incurred. As a result, we generally do not need to hedge foreign currency cash flows for contract work performed. However, where construction contracts do not contain foreign currency provisions, we generally use forward exchange contracts to hedge foreign currency exposure of forecasted transactions and firm commitments. At December 31, 2007, the outstanding notional value of these cash flow hedge contracts was $318.9 million. Our primary foreign currency exchange rate exposure hedged includes the Euro, Chilean Unidad de Fomento, British Pound, Norwegian Krone, Swiss Franc and Japanese Yen. The gains and losses on these contracts are intended to offset changes in the value of the related exposures. However, certain of these hedges became ineffective during the year as it became probable that their underlying forecasted transaction would not occur within their originally specified periods of time, or at all. The unrealized hedge fair value gain associated with these ineffective instruments as well as instruments for which we do not seek hedge accounting treatment totaled $1.5 million and was recognized within cost of revenue in the 2007 Consolidated Statement of Income. Additionally, we exclude forward points, which represent the time value component of the fair value of our derivative positions, from our hedge assessment analysis. This time value component is recognized as ineffectiveness within cost of revenue in the consolidated statement of income and was an unrealized loss totaling approximately $3.3 million during 2007. As a result, our total unrealized hedge fair value loss recognized within cost of revenue for 2007 was $1.8 million. The total net fair value of these contracts, including the foreign currency exchange gain related to ineffectiveness, was $19.7 million. The terms of these contracts extend up to two years. The potential change in fair value for these contracts from a hypothetical ten percent change in quoted foreign currency exchange rates would have been approximately $2.0 million and $0.4 million at December 31, 2007 and 2006, respectively.

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

The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and notes payable approximates their fair values because of the short-term nature of these instruments. At December 31, 2007, the fair value of our long-term debt, based on the current market rates for debt with similar credit risk and maturity, approximated the value recorded on our balance sheet as interest is based upon LIBOR plus an applicable floating spread and is paid quarterly in arrears. At December 31, 2006, we had no long-term debt. See Note 9 to our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for quantification of our financial instruments.

Item 8.	Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United Sates of America. Included in our system of internal control are written policies, an organizational structure providing division of responsibilities, the selection and training of qualified personnel and a program of financial and operations reviews by our professional staff of corporate auditors.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, excluding the acquired business of Lummus from its assessment. This business was acquired on November 16, 2007 and represents approximately 52% of the Company’s total assets as of December 31, 2007 and approximately 2% and 5% of the Company’s total revenue and income from operations, respectively, for the year then ended. This acquired business will be included in management’s assessment of the effectiveness of the Company’s internal control over financial reporting in 2008.

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

Based on our evaluation under the framework in Internal Control — Integrated Framework, which excluded the acquisition of Lummus from our assessment, our principal executive officer and principal financial officer concluded our internal control over financial reporting was effective as of December 31, 2007. The conclusion of our principal executive officer and principal financial officer is based on the recognition that there are inherent limitations in all systems of internal control, including the possibility of human error and the circumvention or overriding of controls. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Philip K. Asherman	/s/ Ronald A. Ballschmiede
Philip K. Asherman President and Chief Executive Officer	Ronald A. Ballschmiede Executive Vice President and Chief Financial Officer

February 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Supervisory Board and Shareholders of
Chicago Bridge & Iron Company N.V.

We have audited Chicago Bridge & Iron Company N.V. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). Chicago Bridge & Iron Company N.V. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

As indicated in the accompanying “Management’s Report on Internal Control over Financial Reporting,” management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Lummus which is included in the 2007 consolidated financial statements of Chicago Bridge & Iron Company N.V. and subsidiaries and constituted 52% of total assets as of December 31, 2007 and 2% and 5% of revenue and income from operations, respectively, for the year then ended. Our audit of internal control over financial reporting of Chicago Bridge & Iron Company N.V. and subsidiaries also did not include an evaluation of the internal control over financial reporting of Lummus.

In our opinion, Chicago Bridge & Iron Company N.V. and subsidiaries’ maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Chicago Bridge & Iron Company N.V. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule for each of the three years in the period ended December 31, 2007 listed in the Index at Item 15. Our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Houston, Texas
February 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Supervisory Board and Shareholders of
Chicago Bridge & Iron Company N.V.

We have audited the accompanying consolidated balance sheets of Chicago Bridge & Iron Company N.V. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule for each of the three years in the period ended December 31, 2007 listed in the Index at Item 15. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chicago Bridge & Iron Company N.V. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes” (“FIN 48”). As discussed in Note 13 to the consolidated financial statements, on January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.” In addition, as discussed in Note 12 to the consolidated financial statements, in 2006 the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R).”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chicago Bridge & Iron Company N.V. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Houston, Texas
February 27, 2008

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)

Revenue	$4,363,492	$3,125,307	$2,257,517
Cost of revenue	4,006,643	2,843,554	2,109,113

Gross profit	356,849	281,753	148,404
Selling and administrative expenses	153,667	133,769	106,937
Intangibles amortization (Note 5)	3,996	1,572	1,499
Other operating (income) loss, net	(1,274)	773	(10,267)
Earnings of investees accounted for by the equity method (Note 6)	(5,106)	—	—

Income from operations	205,566	145,639	50,235
Interest expense	(7,269)	(4,751)	(8,858)
Interest income	31,121	20,420	6,511

Income before taxes and minority interest	229,418	161,308	47,888
Income tax expense (Note 14)	(57,354)	(38,127)	(28,379)

Income before minority interest	172,064	123,181	19,509
Minority interest in income	(6,424)	(6,213)	(3,532)

Net income	$165,640	$116,968	$15,977

Net income per share (Note 2)
Basic	$1.73	$1.21	$0.16
Diluted	$1.71	$1.19	$0.16

Cash dividends on shares
Amount	$15,443	$11,641	$11,738
Per share	$0.16	$0.12	$0.12

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except share data)

ASSETS
Cash and cash equivalents	$305,877	$619,449
Accounts receivable, net of allowance for doubtful accounts of $4,230 in 2007 and $2,008 in 2006	636,566	489,008
Contracts in progress with costs and estimated earnings exceeding related progress billings (Note 4)	593,095	101,134
Deferred income taxes (Note 14)	20,400	42,158
Other current assets	118,095	44,041

Total current assets	1,674,033	1,295,790

Equity investments (Note 6)	117,835	—
Property and equipment, net (Note 7)	254,402	194,644
Non-current contract retentions	3,389	17,305
Deferred income taxes (Note 14)	6,150	—
Goodwill (Note 5)	942,344	229,460
Other intangibles, net of accumulated amortization of $6,999 in 2007 and $3,003 in 2006 (Note 5)	265,794	26,090
Other non-current assets	66,976	21,123

Total assets	$3,330,923	$1,784,412

LIABILITIES
Notes payable (Note 8)	$930	$781
Current maturity of long-term debt (Note 8)	40,000	25,000
Accounts payable	864,673	373,668
Accrued liabilities (Note 7)	287,281	130,443
Contracts in progress with progress billings exceeding related costs and estimated earnings (Note 4)	963,841	604,238
Income taxes payable	13,058	3,030

Total current liabilities	2,169,783	1,137,160

Long-term debt (Note 8)	160,000	—
Other non-current liabilities (Note 7)	262,563	93,536
Deferred income taxes (Note 14)	—	5,691
Minority interest in subsidiaries	11,858	5,590

Total liabilities	2,604,204	1,241,977

Commitments and contingencies (Note 11)	—	—

Shareholders’ Equity
Common stock, Euro .01 par value; shares authorized: 250,000,000 in 2007 and 2006;
shares issued: 99,073,635 in 2007 and 99,019,462 in 2006;
shares outstanding: 96,690,920 in 2007 and 95,967,024 in 2006	1,154	1,153
Additional paid-in capital	355,487	355,939
Retained earnings	440,828	292,431
Stock held in Trust (Note 12)	(21,493)	(15,231)
Treasury stock, at cost; 2,382,715 shares in 2007 and 3,052,438 in 2006	(69,109)	(80,040)
Accumulated other comprehensive income (loss) (Note 12)	19,852	(11,817)

Total shareholders’ equity	726,719	542,435

Total liabilities and shareholders’ equity	$3,330,923	$1,784,412

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Cash Flows from Operating Activities
Net income	$165,640	$116,968	$15,977
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,764	28,026	18,216
Deferred taxes	18,993	(15,365)	7,912
Share-based compensation plan expense	16,914	16,271	3,249
(Gain) loss on sale of technology, property, plant and equipment	(1,274)	773	(10,267)
Unrealized loss (gain) on foreign currency hedge ineffectiveness	1,828	(2,108)	6,546
Excess tax benefits from share-based compensation	(7,112)	(23,670)	—
Change in operating assets and liabilities (see below)	211,642	355,234	123,366

Net cash provided by operating activities	446,395	476,129	164,999

Cash Flows from Investing Activities
Cost of business acquisitions, net of cash acquired	(820,871)	—	(1,828)
Capital expenditures	(88,308)	(80,352)	(36,869)
Purchases of short-term investments	(382,786)	—	—
Proceeds from sale of short-term investments	382,786	—	—
Proceeds from sale of technology, property, plant and equipment	4,851	1,753	12,347

Net cash used in investing activities	(904,328)	(78,599)	(26,350)

Cash Flows from Financing Activities
Increase (decrease) in notes payable	149	(1,634)	(7,289)
Repayment of private placement debt	(25,000)	(25,000)	(25,000)
Term loan borrowings	200,000	—	—
Excess tax benefits from share-based compensation	7,112	23,670	—
Purchase of treasury stock associated with stock plans	(30,986)	(106,724)	(4,956)
Issuance of common stock associated with stock plans	1,225	6,043	9,507
Issuance of treasury stock associated with stock plans	9,511	6,357	—
Dividends paid	(15,443)	(11,641)	(11,738)
Other	(2,207)	(3,142)	(1,573)

Net cash provided by (used in) financing activities	144,361	(112,071)	(41,049)

(Decrease) increase in cash and cash equivalents	(313,572)	285,459	97,600
Cash and cash equivalents, beginning of the year	619,449	333,990	236,390

Cash and cash equivalents, end of the year	$305,877	$619,449	$333,990

Change in Operating Assets and Liabilities
Decrease (increase) in receivables, net	$33,660	$(109,964)	$(126,667)
Change in contracts in progress, net	89,193	314,078	155,458
Decrease (increase) in non-current contract retentions	13,916	(6,891)	(4,779)
Increase in accounts payable	45,096	114,303	79,003
(Increase) decrease in other current and non-current assets	(32,648)	9,869	(17,018)
Change in income taxes payable	11,828	30,098	898
Increase in accrued and other non-current liabilities	7,061	2,827	26,745
Decrease in other	43,536	914	9,726

Total	$211,642	$355,234	$123,366

Supplemental Cash Flow Disclosures
Cash paid for interest	$8,966	$9,280	$8,683
Cash paid for income taxes (net of refunds)	$24,228	$20,521	$19,890

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

									(Note 12)
									Accumulated
	Common Stock		Additional		Stock Held in Trust		Treasury Stock		Other	Total
	Number of		Paid-In	Retained	Number of		Number of		Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Shares	Amount	Income (Loss)	Equity
	(In thousands)

Balance at January 1, 2005	96,832	$497	$313,337	$184,793	2,760	$(13,425)	98	$(1,495)	$(14,469)	$469,238
Comprehensive income (loss)	—	—	—	15,977	—	—	—	—	(4,117)	11,860
Stock dividends to common shareholders	—	632	—	(632)	—	—	—	—	—	—
Dividends to common shareholders	—	—	—	(11,738)	—	—	—	—	—	(11,738)
Share-based compensation plan expense	—	—	3,249	—	—	—	—	—	—	3,249
Issuance of common stock to Trust	129	2	3,321	—	129	(3,323)	—	—	—	—
Release of Trust shares	—	—	(1,284)	—	(115)	1,284	—	—	—	—
Purchase of treasury stock	(235)	—	(3)	—	—	—	235	(4,953)	—	(4,956)
Issuance of common stock	1,407	15	16,000	—	—	—	—	—	—	16,015

Balance at December 31, 2005	98,133	1,146	334,620	188,400	2,774	(15,464)	333	(6,448)	(18,586)	483,668
Comprehensive income	—	—	—	116,968	—	—	—	—	8,763	125,731
Adjustment to initially apply FASB Statement No 158, net of tax	—	—	—	—	—	—	—	—	(1,994)	(1,994)
Dividends to common shareholders	—	—	—	(11,641)	—	—	—	—	—	(11,641)
Share-based compensation plan expense	—	—	16,271	—	—	—	—	—	—	16,271
Issuance of common stock to Trust	439	—	1,996	—	439	(10,778)	(439)	8,782	—	—
Release of Trust shares	—	—	4,822	—	(2,581)	11,011	—	—	—	15,833
Purchase of treasury stock	(2,774)	—	(1)	—	—	—	2,774	(68,338)	—	(68,339)
Redemption of common stock	(1,457)	—	1,296	(1,296)	—	—	1,457	(38,385)	—	(38,385)
Issuance of common stock	553	7	7,714	—	—	—	—	—	—	7,721
Issuance of treasury stock	1,073	—	(10,779)	—	—	—	(1,073)	24,349	—	13,570

Balance at December 31, 2006	95,967	1,153	355,939	292,431	632	(15,231)	3,052	(80,040)	(11,817)	542,435
Comprehensive income	—	—	—	165,640	—	—	—	—	31,669	197,309
Adjustment to initially apply FASB Interpretation No. 48	—	—	—	(1,800)	—	—	—	—	—	(1,800)
Dividends to common shareholders	—	—	—	(15,443)	—	—	—	—	—	(15,443)
Share-based compensation plan expense	—	—	16,914	—	—	—	—	—	—	16,914
Issuance of treasury stock to Trust	369	—	1,805	—	369	(10,932)	(369)	9,127	—	—
Release of Trust shares	—	—	(4,089)	—	(217)	4,670	—	—	—	581
Purchase of treasury stock associated with stock plans	(919)	—	(1,789)	—	—	—	919	(29,197)	—	(30,986)
Issuance of common stock associated with stock plans	55	1	1,224	—	—	—	—	—	—	1,225
Issuance of treasury stock associated with stock plans	1,219	—	(14,517)	—	—	—	(1,219)	31,001	—	16,484

Balance at December 31, 2007	96,691	$1,154	$355,487	$440,828	784	$(21,493)	2,383	$(69,109)	$19,852	$726,719

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

1.	ORGANIZATION AND NATURE OF OPERATIONS

Organization — CB&I is an integrated EPC service provider and major process technology licensor. Founded in 1889, CB&I provides conceptual design, technology, engineering, procurement, fabrication, construction, commissioning and associated maintenance services to customers in the energy and natural resource industries.

Nature of Operations — Projects for the worldwide natural gas, petroleum and petrochemical industries accounted for a majority of our revenue in 2007, 2006 and 2005. Numerous factors influence capital expenditure decisions in this industry, which are beyond our control. Therefore, no assurance can be given that our business, financial condition, results of operations or cash flows will not be adversely affected because of reduced activity due to the price of oil or changing taxes, price controls and laws and regulations related to the petroleum and petrochemical industry.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Consolidation — These financial statements are prepared in accordance with U.S. GAAP. The Consolidated Financial Statements include all majority owned subsidiaries. Investments in affiliates with ownership ranging from 20% to 50% are accounted for by the equity method. Investments with ownership of less than 20% are accounted for at cost. Significant intercompany balances and transactions are eliminated in consolidation. Certain prior year balances have been reclassified to conform to our current year presentation. Specifically, prepayment balances associated with our contracts have been reclassified from other current assets to contracts in progress balances on our December 31, 2006 consolidated balance sheet.

Use of Estimates — The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosed amounts of contingent assets and liabilities, and the reported amounts of revenue and expenses. We believe the most significant estimates and judgments are associated with revenue recognition on engineering and construction and technology contracts, recoverability tests that must be periodically performed with respect to goodwill and intangible asset balances, valuation of accounts receivable, financial instruments and deferred tax assets, and the determination of liabilities related to self-insurance programs. If the underlying estimates and assumptions upon which the financial statements are based change in the future, actual amounts may differ from those included in the accompanying Consolidated Financial Statements.

Revenue Recognition — Revenue is primarily recognized using the percentage-of-completion method. Our contracts are usually awarded on a competitive bid and negotiated basis. We offer our customers a range of contracting options, including fixed-price, cost reimbursable and hybrid approaches. Contract revenue is primarily accrued based on the percentage that actual costs-to-date bear to total estimated costs. We utilize this cost-to-cost approach as we believe this method is less subjective than relying on assessments of physical progress. We follow the guidance of SOP 81-1 for accounting policies relating to our use of the percentage-of-completion method, estimating costs, revenue recognition, including the recognition of profit incentives, combining and segmenting contracts and unapproved change order/claim recognition. Under the cost-to-cost approach, while the most widely recognized method used for percentage-of-completion accounting, the use of estimated cost to complete each contract is a significant variable in the process of determining income earned and is a significant factor in the accounting for contracts. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates.

Contract revenue reflects the original contract price adjusted for approved change orders and estimated minimum recoveries of unapproved change orders and claims. We recognize revenue associated with unapproved change orders and claims to the extent that related costs have been incurred when recovery is probable and the value can be reliably estimated. At December 31, 2007, we had projects with outstanding unapproved change orders/

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

claims of $96,336 factored into the determination of their revenue and estimated costs. We anticipate reaching agreement with our customers during 2008. At December 31, 2006, we had no material outstanding unapproved change orders/claims recognized.

Losses expected to be incurred on contracts in progress are charged to earnings in the period such losses are known. Charges to earnings include the reversal of any profit recognized on the project in prior periods. For the year ended December 31, 2007, we recognized provisions for additional costs associated with a project in a loss position in our EAME segment that resulted in a $97,740 charge to earnings during the period. We have also recognized $19,826 of provisions during 2007 for a project in our North America segment that is complete. There were no significant provisions for additional costs associated with contracts projected to be in a material loss position during 2006. Charges to earnings during 2005 were $53,027.

Costs and estimated earnings to date in excess of progress billings on contracts in progress represent the cumulative revenue recognized less the cumulative billings to the customer. Any billed revenue that has not been collected is reported as accounts receivable. Unbilled revenue is reported as contracts in progress with costs and estimated earnings exceeding related progress billings on the Consolidated Balance Sheets. The timing of when we bill our customers is generally based on advance billing terms or contingent upon completion of certain phases of the work, as stipulated in the contract. Progress billings in accounts receivable at December 31, 2007 and 2006, included retentions totaling $58,780 and $62,723, respectively, to be collected within one year. Contract retentions collectible beyond one year are included in non-current contract retentions on the Consolidated Balance Sheets and totaled $3,389 (which is expected to be collected in 2009) and $17,305 at December 31, 2007 and 2006, respectively. Cost of revenue includes direct contract costs such as material and construction labor, and indirect costs which are attributable to contract activity.

Precontract Costs — Precontract costs are generally charged to cost of revenue as incurred, but, in certain cases, may be deferred to the balance sheet if specific probability criteria are met. There were no significant precontract costs deferred as of December 31, 2007 or 2006.

Research and Development — Expenditures for research and development activities, which are charged to expense as incurred within our cost of revenue, amounted to $5,499 in 2007, $4,738 in 2006 and $4,319 in 2005.

Depreciation and Amortization — Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives: buildings and improvements, 10 to 40 years; plant and field equipment, 2 to 20 years. Renewals and betterments, which substantially extend the useful life of an asset, are capitalized and depreciated. Leasehold improvements are amortized over the lesser of the life of the asset or the applicable lease term. Depreciation expense was $35,768 in 2007, $26,454 in 2006 and $16,717 in 2005.

Impairment of Long-Lived Assets — Management reviews tangible assets and finite-lived intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation is required, the estimated cash flows associated with the asset or asset group will be compared to the asset’s carrying amount to determine if an impairment exists.

Goodwill and indefinite-lived intangibles are no longer amortized in accordance with the SFAS No. 142 but instead are tested for impairment annually or more frequently if indicators of impairment arise. A fair value approach is used to identify potential goodwill impairment, utilizing a discounted cash flow model. Finite-lived identifiable intangible assets are amortized on a straight-line basis over estimated useful lives ranging from 2 to 20 years. See Note 5 for additional discussion relative to goodwill impairment testing.

Per Share Computations — Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of dilutive securities, consisting of employee stock options, restricted shares, performance shares (where performance criteria have been met) and directors’ deferred fee shares.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following schedule reconciles the income and shares utilized in the basic and diluted EPS computations:

	Years Ended December 31,
	2007	2006	2005

Net income	$165,640	$116,968	$15,977

Weighted average shares outstanding — basic	95,666,251	96,811,342	97,583,233
Effect of stock options/restricted shares/performance shares	1,079,510	1,615,633	2,073,423
Effect of directors’ deferred fee shares	63,204	82,353	109,808

Weighted average shares outstanding — diluted	96,808,965	98,509,328	99,766,464

Net income per share
Basic	$1.73	$1.21	$0.16
Diluted	$1.71	$1.19	$0.16

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

Foreign Currency — The nature of our business activities involves the management of various financial and market risks, including those related to changes in currency exchange rates. The effects of translating financial statements of foreign operations into our reporting currency are recognized in accumulated other comprehensive income/loss within shareholders’ equity as cumulative translation adjustment, net of tax, which includes tax credits associated with the translation adjustment. Foreign currency exchange gains/(losses) are included in the consolidated statements of income within cost of revenue, and were $4,885 in 2007, ($3,356) in 2006 and ($8,056) in 2005.

Financial Instruments — Although we do not engage in currency speculation, we periodically use hedges, primarily forward contracts, to mitigate certain operating exposures, as well as hedge intercompany loans utilized to finance non-U.S. subsidiaries. Hedge contracts utilized to mitigate operating exposures are generally designated as “cash flow hedges” under SFAS No. 133. Therefore, gains and losses, exclusive of forward points, associated with marking highly effective instruments to market are included in accumulated other comprehensive income/loss on the Consolidated Balance Sheets, while the gains and losses associated with instruments deemed ineffective during the period and instruments for which we do not seek hedge accounting treatment are recognized within cost of revenue in the Consolidated Statements of Income. Changes in the fair value of forward points are recognized within cost of revenue in the Consolidated Statements of Income. Additionally, gains or losses on forward contracts to hedge intercompany loans are included within cost of revenue in the Consolidated Statements of Income. Our other financial instruments are not significant.

Stock Plans — Effective January 1, 2006, we adopted SFAS No. 123(R) utilizing the modified prospective transition method. Prior to the adoption of SFAS No. 123(R), we accounted for stock option grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related Interpretations (the intrinsic value method), and accordingly, recognized no compensation expense for stock option grants. See Note 13 for additional discussion relative to our stock plans.

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

New Accounting Standards — On January 1, 2007, we adopted the provisions of FIN 48, which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of our adoption of FIN 48, we recognized an approximate $1,800 increase in our liability for unrecognized tax benefits, which was accounted for as a cumulative-effect adjustment to our beginning retained earnings balance.

Including the impact of adoption of FIN 48, our unrecognized tax benefits as of December 31, 2007, totaled $24,467, including $6,470 of income tax liabilities acquired in the Lummus acquisition, which are fully indemnified by ABB under the terms of the Share Sale and Purchase Agreement and were recorded to goodwill. Accordingly, if the tax benefits are ultimately recognized, $17,997 would affect the effective tax rate.

Below is a reconciliation of our unrecognized tax benefits from the beginning of the year to the end of the year:

Unrecognized tax benefits at the beginning of the year	$13,581
Increases as a result of:
Tax positions received from Lummus acquisition	6,470
Tax positions taken during the current period	5,897
Decreases as a result of:
Tax positions taken during the current period	(1,481)

Unrecognized tax benefits at the end of the year	$24,467

We are subject to taxation in the U.S. and various states and foreign jurisdictions. We have significant operations in the U.S., The Netherlands, Canada and the U.K. Tax years remaining subject to examination by worldwide tax jurisdictions vary by country and legal entity, but are generally open for tax years ending after 2001, and in certain cases back to 1997.

To the extent penalties, if any, would be assessed on any underpayment of income tax, such amounts are accrued and classified as a component of income tax expense in our financial statements. For the year ended December 31, 2007, no penalties were recognized within income tax expense on our consolidated statement of income. Interest is included in interest expense on our consolidated statement of income and for the year ended December 31, 2007, interest expense was insignificant. As of December 31, 2007, the accruals for interest and penalties were not significant.

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

On November 16, 2007, we acquired all of the outstanding shares of Lummus from ABB for a purchase price of approximately $820,871, net of cash acquired and including transaction costs. Lummus’s operations include on/near shore engineering, procurement, construction and technology operations. Lummus supplies a comprehensive range of products and services to the global oil, gas and petrochemical industries, including the design and supply of production facilities, refineries and petrochemical plants.

The combination of CB&I and Lummus creates one of the world’s leading construction and process engineering companies, with a broad range of multinational customers in the energy and natural resource industries. The offering of both EPC services and Lummus technologies services further differentiates CB&I from its competitors, and the combination of the complementary platforms has resulted in an organization with formidable resources at each stage of the project life cycle.

Preliminary Purchase Price Allocation

The preliminary aggregate purchase price noted above was allocated to the major categories of assets and liabilities acquired based upon their estimated fair values at the acquisition date, which were based, in part, upon outside preliminary appraisals for certain assets, including specifically-identified intangible assets. The excess of the preliminary purchase price over the estimated fair value of the net assets acquired totaling $714,850 was recorded as goodwill. For a further discussion of intangible assets acquired and goodwill associated with the acquisition, see Note 5 to our Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the preliminary purchase price allocation of the Lummus net assets acquired at the date of acquisition:

Current assets	$691,770
Property, plant and equipment	11,667
Goodwill (Note 5)	714,850
Other intangible assets (Note 5)	243,700
Other non-current assets	196,156

Total assets acquired	1,858,143
Current liabilities	749,718
Non-current liabilities	195,337

Total liabilities assumed	945,055

Total net assets acquired	$913,088

Total transaction costs	9,731
Total cash acquired	(101,948)

Net purchase price	$820,871

The balances included in the 2007 Consolidated Balance Sheet associated with this acquisition are based upon preliminary information and are subject to change when additional information concerning final asset and liability valuations is obtained.

Supplemental Pro Forma Data (Unaudited)

The following unaudited pro forma condensed combined financial statements gives effect to the acquisition of Lummus by CB&I, accounted for as a business combination using the purchase method of accounting as if the transaction had occurred at the beginning of 2006 and 2007, respectively. These unaudited pro forma combined financial statements are not intended to represent or be indicative of the results of operations in future periods or the results that actually would have been realized had CB&I and Lummus been a combined company during the specified period.

	Years Ended December 31,
	2007	2006

Pro forma revenue	$5,235,508	$4,113,669
Pro forma net income	$182,618	$32,718
Pro forma net income per share:
Basic	$1.91	$0.34
Diluted	$1.89	$0.33

4.	CONTRACTS IN PROGRESS

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

	December 31,
	2007	2006

Contracts in Progress
Revenue recognized on contracts in progress	$13,474,086	$7,692,954
Billings on contracts in progress	(13,844,832)	(8,196,058)

	$(370,746)	$(503,104)

Shown on balance sheet as:
Contracts in progress with costs and estimated earnings exceeding related progress billings	$593,095	$101,134
Contracts in progress with progress billings exceeding related costs and estimated earnings	(963,841)	(604,238)

	$(370,746)	$(503,104)

5.	GOODWILL AND OTHER INTANGIBLES

Goodwill

General — At December 31, 2007 and 2006, our goodwill balances were $942,344 and $229,460, respectively, attributable to the excess of the purchase price over the fair value of assets and liabilities acquired relative to our recent acquisition of Lummus, as well as previous acquisitions within our North America and EAME segments.

The increase in goodwill primarily relates to the aggregate goodwill acquired relative to the acquisition of Lummus totaling $714,850, partially offset by a reduction in accordance with SFAS No. 109, where tax goodwill exceeded book goodwill in our North America segment.

The change in goodwill by segment for 2006 and 2007 is as follows:

	North
	America	EAME	Lummus	Total

Balance at December 31, 2005	$203,032	$27,094	$—	$230,126
Tax goodwill in excess of book goodwill and foreign currency translation, respectively	(1,882)	1,216	—	(666)

Balance at December 31, 2006	201,150	28,310	—	229,460
Acquisitions	—	—	714,850	714,850
Tax goodwill in excess of book goodwill and foreign currency translation, respectively	(1,961)	(5)	—	(1,966)

Balance at December 31, 2007	$199,189	$28,305	$714,850	$942,344

Impairment Testing — SFAS No. 142 states that goodwill and indefinite-lived intangible assets are no longer amortized to earnings, but instead are reviewed for impairment at least annually via a two-phase process, absent any indicators of impairment. The first phase screens for impairment, while the second phase (if necessary) measures impairment. We have elected to perform our annual analysis during the fourth quarter of each year based upon goodwill and indefinite-lived intangible balances as of the beginning of the fourth quarter. Upon completion of our 2007 impairment test for goodwill, no impairment charge was necessary. Impairment testing of goodwill was accomplished by comparing an estimate of discounted future cash flows to the net book value of each reporting unit. Impairment testing of indefinite-lived intangible assets, which formerly consisted of tradenames associated with the

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2000 Howe-Baker acquisition, was accomplished by demonstrating recovery of the underlying intangible assets, utilizing an estimate of discounted future cash flows. No impairment charge was necessary in 2007 based upon a review performed as of September 30, 2007. However, based upon an internal restructuring within our North America segment during the fourth quarter of 2007, these tradenames are no longer considered indefinite-lived assets and are instead being amortized over their remaining estimated useful life of five years, resulting in amortization expense of approximately $1,236 during 2007. There can be no assurance that future goodwill or other intangible asset impairment tests will not result in additional charges to earnings.

Other Intangible Assets

In accordance with SFAS No. 142, the following table provides information concerning our other intangible assets for the years ended December 31, 2007 and 2006, including weighted-average useful lives:

	2007		2006
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets
North America:
Technology (10 years)	$1,276	$(731)	$1,276	$(603)
Non-compete agreements (8 years)	3,100	(2,800)	3,100	(2,400)
Tradenames (5 years)	24,717	(1,236)	—	—

Total	$29,093	$(4,767)	$4,376	$(3,003)
Lummus:
Developed technology (15 years)	$205,100	$(1,686)	$—	$—
Tradenames (16 years)	14,100	(154)	—	—
Backlog (4 years)	14,800	(517)	—	—
Non-compete agreements (7 years)	3,100	(55)	—	—
Lease Agreements (9 years)	6,600	180	—	—

Total	$243,700	$(2,232)	$—	$—
Total amortizable intangible assets	$272,793	$(6,999)	$4,376	$(3,003)

Unamortized intangible assets
Tradenames	$—		$24,717

The changes in other intangibles compared with 2006 relates to intangibles acquired relative to the Lummus acquisition, partially offset by additional amortization expense, including the amortization of the previously unamortized tradenames described above. Intangible amortization for the years ended 2007, 2006 and 2005 was $3,996, $1,572 and $1,499, respectively. For the years ended 2008, 2009, 2010, 2011 and 2012 amortization of existing intangibles is anticipated to be $23,472, $23,215, $23,522, $23,522 and $21,934, respectively. The weighted average amortization period for intangible assets associated with the Lummus acquisition is approximately 14 years.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	EQUITY INVESTMENTS

Our investments, which are accounted for by the equity method and are attributable to our purchase of Lummus on November 16, 2007, consist of the following:

	%	Years Ended December 31,
	Ownership	2007	2006

Catalytic Distillation Technologies (“CD Tech”)	50.0%	$38,836	$—
Chevron-Lummus Global LLC (“CLG”)	50.0%	77,693	—
Other various	Various	1,306	—

		$117,835	$—

Dividends received for the CLG investment during 2007 totaled approximately $13,500.

Equity income, all of which is associated with our purchase of Lummus as noted above, consists of:

	Years Ended December 31,
	2007	2006

Catalytic Distillation Technologies	$814	$—
Chevron-Lummus Global LLC	4,292	—

	$5,106	$—

CD Tech

This entity provides license/basic engineering and catalyst supply for catalytic distillation applications, including gasoline desulphurization and alkylation processes.

CLG

This entity provides license/basic engineering services and catalyst supply for deep conversion (e.g., hydrocracking), residual hydroprocessing and lubes processing. The business primarily concentrates on converting/upgrading heavy/sour crude that is produced in the refinery process to more marketable products.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	SUPPLEMENTAL BALANCE SHEET DETAIL

	December 31,
	2007	2006

Components of Property and Equipment
Land and improvements	$37,171	$34,360
Buildings and improvements	100,600	76,325
Plant and field equipment	283,531	224,615

Total property and equipment	421,302	335,300
Accumulated depreciation	(166,900)	(140,656)

Net property and equipment	$254,402	$194,644

Components of Accrued Liabilities
Payroll, vacation, bonuses and profit-sharing	$132,935	$43,319
Self-insurance/retention/other reserves	9,901	15,581
Pension obligations	8,006	359
Postretirement benefit obligations	3,759	1,502
Other	132,680	69,682

Accrued liabilities	$287,281	$130,443

Components of Other Non-Current Liabilities
Pension obligations	$58,834	$14,306
Postretirement benefit obligations	51,222	32,204
FIN 48 income tax reserve(1)	24,467	13,861
Self-insurance/retention/other reserves	19,681	10,920
Other	108,359	22,245

Other non-current liabilities	$262,563	$93,536

(1)	Includes $6,470 related to the acquisition of Lummus in November 2007, all of which is fully indemnified by ABB under the terms of the Share Sale and Purchase Agreement.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	DEBT

The following summarizes our outstanding debt at December 31:

	2007	2006

Current:
Current maturity of long-term debt	$40,000	$25,000
Other	930	781

Current debt	$40,930	$25,781

Long-Term:
Term loan:
$200,000 term loan maturing November 2012. Principal due in annual installments of $40,000. Interest at prime rate plus a margin or the British Bankers Association settlement rate plus a margin as described below(1)	160,000	—
Revolving credit facility:
$1,100,000 five-year revolver expiring October 2011. Interest at prime plus a margin or the British Bankers Association settlement rate plus a margin	—	—
LC agreements:
$50,000 five-year, letter of credit and term loan facility expiring November 2011. Interest on term loans at 0.85% over the British Bankers Association settlement rate	—	—
$100,000 five-year, letter of credit and term loan facility expiring November 2011. Interest on term loans at 0.90% over the British Bankers Association settlement rate	—	—
$125,000 eight-year, letter of credit and term loan facility expiring November 2014. Interest on term loans at 1.00% over the British Bankers Association settlement rate	—	—

Long-term debt	$160,000	$—

(1)	In relation to the Lummus acquisition, we entered into a $200,000 five-year, unsecured term loan facility (the “Term Loan”) with JPMorgan Chase Bank, N.A., as administrative agent and Bank of America, N.A., as syndication agent. The Term Loan was fully utilized upon closing the Lummus acquisition. Interest under the Term Loan is based upon LIBOR plus an applicable floating spread, and paid quarterly in arrears. In November 2007, we entered into an interest rate swap that effectively locked in a fixed rate of approximately 5.58%. The Term Loan will be repaid in equal principal installments of $40,000 per year, with the last principal payment due in November 2012. The Term Loan contains certain restrictive covenants, such as a minimum net worth level, a minimum fixed charge coverage ratio and a maximum leverage ratio. The Term Loan also includes restrictions with regard to subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, affiliate transactions, sales and leasebacks, and mergers and acquisitions, among other restrictions.

As of December 31, 2007, no direct borrowings were outstanding under our committed and unsecured five-year $1,100,000 revolving credit facility, which terminates in October 2011, but we had issued $331,020 of letters of credit under the facility. As of December 31, 2007, we had $768,980 of available capacity under the facility for future operating or investing needs. The facility contains similar restrictive covenants to those noted above for the term loan. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the credit facility as well as letter of credit fees on outstanding instruments. The interest, letter of credit fee and commitment fee percentages are based upon our quarterly leverage ratio.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to the revolving credit facility, we have three committed and unsecured letter of credit and term loan agreements (the “LC Agreements”) with Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., and various private placement note investors. Under the terms of the LC Agreements, either banking institution can issue letters of credit (the “LC Issuers”). In the aggregate, the LC Agreements provide up to $275,000 of capacity. As of December 31, 2007, no direct borrowings were outstanding under the LC Agreements, but we had issued $274,990 of letters of credit among all three tranches of LC Agreements. Tranche A, a $50,000 facility, and Tranche B, a $100,000 facility, were fully utilized. Both Tranche A and Tranche B are five-year facilities which terminate in November 2011. Tranche C is an eight-year, $125,000 facility expiring in November 2014. As of December 31, 2007, we had issued $124,990 of letters of credit under Tranche C, resulting in $10 of available capacity. The LC Agreements contain certain restrictive covenants, such as a minimum net worth level, a minimum fixed charge coverage ratio and a maximum leverage ratio. The LC Agreements also include restrictions with regard to subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, affiliate transactions, sales and leasebacks, and mergers and acquisitions, among other restrictions. In the event of default under the LC Agreements, including our failure to reimburse a draw against an issued letter of credit, the LC Issuer could transfer its claim against us, to the extent such amount is due and payable by us under the LC Agreements, to the private placement note investors, creating a term loan that is due and payable no later than the stated maturity of the respective LC Agreement. In addition to quarterly letter of credit fees and to the extent that a term loan is in effect, we would be assessed a floating rate of interest over LIBOR.

Additionally, we have various other short-term uncommitted revolving credit facilities of approximately $1,101,983. These facilities are generally used to provide letters of credit or bank guarantees to customers in the ordinary course of business to support advance payments, as performance guarantees or in lieu of retention on our contracts. At December 31, 2007, we had available capacity of $261,648 under these uncommitted facilities.

Capitalized interest was insignificant in 2007, 2006 and 2005.

9.	FINANCIAL INSTRUMENTS

Forward Contracts — Although we do not engage in currency speculation, we periodically use hedges, primarily forward contracts, to mitigate certain operating exposures, as well as to hedge intercompany loans utilized to finance non-U.S. subsidiaries.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007, our outstanding contracts to hedge intercompany loans and certain operating exposures are summarized as follows:

		Contract	Weighted Average
Currency Sold	Currency Purchased	Amount(1)	Contract Rate

Forward contracts to hedge intercompany loans:(2)
British Pound	U.S. Dollar	$134,961	0.49
U.S. Dollar	Canadian Dollar	$48,114	1.01
U.S. Dollar	Euro	$17,297	0.69
U.S. Dollar	South African Rand	$2,928	6.79
U.S. Dollar	Australian Dollar	$88,170	1.14
Forward contracts to hedge certain operating exposures:(3)
U.S. Dollar	Euro	$117,139	0.74
U.S. Dollar	Chilean Unidad de Fomento(4)	$132,124	0.03
U.S. Dollar	British Pound	$15,226	0.51
U.S. Dollar	Norwegian Krone	$1,498	5.51
British Pound	Euro	£21,833	1.45
British Pound	Swiss Francs	£2,666	2.34
British Pound	Japanese Yen	£2,156	216.72

(1)	Represents the notional U.S. dollar equivalent at inception of the contract, with the exception of forward contracts to sell: 21,833 British Pounds for 31,748 Euros, 2,666 British Pounds for 6,228 Swiss Francs, and 2,156 British Pounds for 467,321 Japanese Yen. These contracts are denominated in British Pounds and equate to approximately $52,909 at December 31, 2007.

(2)	These contracts, for which we do not seek hedge accounting treatment under SFAS No. 133, generally mature within seven days of year-end and are marked-to-market within cost of revenue in the consolidated income statement, generally offsetting any translation gains/losses on the underlying transactions.

(3)	Represent primarily forward contracts that hedge forecasted transactions and firm commitments and generally mature within two years of year-end. The increase in the total notional value of cash flow hedge contracts from December 31, 2006 is due primarily to operating exposures associated with new awards within our CSA segment. Certain of our hedges were designated as “cash flow hedges” under SFAS No. 133. We exclude forward points, which represent the time value component of the fair value of our derivative positions, from our hedge assessment analysis. This time value component is recognized as ineffectiveness within cost of revenue in the consolidated statement of income and was an unrealized loss totaling approximately $3,341 during 2007. Additionally, certain of these hedges have become ineffective as it has become probable that their underlying forecasted transaction will not occur within their originally specified periods of time, or at all. The unrealized hedge fair value gain associated with these ineffective instruments, as well as instruments for which we do not seek hedge accounting treatment, totaled $1,513 and was recognized within cost of revenue in the consolidated statement of income. Our total unrealized hedge fair value loss recognized within cost of revenue for the year ended December 31, 2007 was $1,828. At December 31, 2007, the total fair value of our outstanding forward contracts was $19,724, including the total foreign currency exchange loss related to ineffectiveness. Of the total mark-to-market, $19,191 was recorded in other current assets, $592 was recorded in other non-current assets and $59 was recorded in accrued liabilities on the consolidated balance sheet.

(4)	Represents an inflationary-adjusted currency that is indexed to the Chilean Peso.

Interest Rate Swap — Additionally, during the fourth quarter of 2007, we entered a swap arrangement to hedge against interest rate variability associated with our $200,000 term loan. The swap arrangement was designated as a cash flow hedge under SFAS No. 133 as the critical terms match those of the term loan as of December 31, 2007. We

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

will continue to assess hedge effectiveness of the swap transaction prospectively. The fair value of this instrument at December 31, 2007 was a loss of $1,587, which was recorded in other non-current liabilities on the consolidated balance sheet.

Fair Value — The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and notes payable approximates their fair value because of the short-term nature of these instruments. At December 31, 2007, the fair value of our long-term debt, based on current market rates for debt with similar credit risk and maturities, approximates the value recorded on our balance sheet as interest is based upon LIBOR plus an applicable floating spread and is paid quarterly in arrears. At December 31, 2006, we had no long-term debt.

10.	RETIREMENT BENEFITS

Defined Contribution Plans — We sponsor multiple contributory defined contribution plans for eligible employees which consist of a voluntary pre-tax salary deferral feature, a matching contribution, and a savings plan contribution in the form of cash or our common stock to be determined annually. For the years ended December 31, 2007, 2006 and 2005, we expensed $25,255, $17,573 and $10,606, respectively, for these plans.

In addition, we sponsor several other defined contribution plans that cover salaried and hourly employees for which we do not provide matching contributions. The cost of these plans was not significant to us in 2007, 2006 or 2005.

Defined Benefit and Other Postretirement Plans — We currently sponsor various defined benefit pension plans covering certain employees of our North America and EAME segments, as well as employees of our recently acquired Lummus business. In connection with the Lummus acquisition, we assumed certain pension obligations.

We also provide certain health care and life insurance benefits for our retired employees through three health care and life insurance benefit programs. In connection with the Lummus acquisition, we assumed certain postretirement benefit obligations related to their employees. Retiree health care benefits are provided under an established formula, which limits costs based on prior years of service of retired employees. These plans may be changed or terminated by us at any time.

We use a December 31 measurement date for all of our plans. During 2008, we expect to contribute $18,132 and $3,759 to our defined benefit and other postretirement plans, respectively.

The following tables provide combined information for our defined benefit and other postretirement plans:

	Defined Benefit Plans			Other Postretirement Plans
	2007	2006	2005	2007	2006	2005

Components of Net Periodic Benefit Cost
Service cost	$5,964	$4,763	$4,658	$1,294	$1,540	$1,475
Interest cost	10,132	5,964	5,593	2,154	2,263	2,172
Expected return on plan assets	(12,160)	(7,960)	(6,681)	—	—	—
Amortization of prior service costs	37	25	24	(269)	(269)	(269)
Recognized net actuarial loss	94	133	126	12	443	466

Net periodic benefit expense	$4,067	$2,925	$3,720	$3,191	$3,977	$3,844

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Defined		Other
	Benefit Plans		Postretirement Plans
	2007	2006	2007	2006

Change in Projected Benefit Obligation
Benefit obligation at beginning of year	$137,500	$113,363	$33,706	$39,559
Acquisition(1)	409,265	—	22,632	—
Service cost	5,964	4,763	1,294	1,540
Interest cost	10,132	5,964	2,154	2,263
Actuarial (gain) loss	(4,607)	857	(3,919)	(9,250)
Plan participants’ contributions	1,691	1,502	1,707	1,717
Benefits paid	(7,173)	(3,090)	(2,658)	(2,811)
Currency translation	1,075	14,141	65	688

Benefit obligation at end of year	$553,847	$137,500	$54,981	$33,706

Change in Plan Assets
Fair value at beginning of year	$129,834	$101,387	$—	$—
Acquisition(1)	362,295	—	—	—
Actual return on plan assets	7,749	10,298	—	—
Benefits paid	(7,173)	(3,090)	(2,658)	(2,811)
Employer contribution	5,542	7,245	951	1,094
Plan participants’ contributions	1,691	1,502	1,707	1,717
Currency translation	2,199	12,492	—	—

Fair value at end of year	$502,137	$129,834	$—	$—

Funded status	$(51,710)	$(7,666)	$(54,981)	$(33,706)
Unrecognized net prior service costs (credits)	264	275	(1,612)	(1,881)
Unrecognized net actuarial loss (gain)	6,089	6,088	(3,420)	489
Amounts recognized in the balance sheet consist of:
Prepaid benefit cost within other non-current assets	$15,130	$6,999	$—	$—
Accrued benefit cost within accrued liabilities	(8,006)	(359)	(3,759)	(1,502)
Accrued benefit cost within other non-current liabilities	(58,834)	(14,306)	(51,222)	(32,204)

Net amount recognized	$(51,710)	$(7,666)	$(54,981)	$(33,706)

Accumulated other comprehensive loss (gain), before taxes	$6,353	$6,363	$(5,032)	$(1,392)

(1)	The acquisition amounts above reflect our 2007 acquisition of Lummus.

The accumulated benefit obligation for all defined benefit plans was $506,655 and $125,726 at December 31, 2007 and 2006, respectively.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects information for defined benefit plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
	2007	2006

Projected benefit obligation	$67,051	$10,327
Accumulated benefit obligation	$63,971	$10,327
Fair value of plan assets	$7,223	$6,319

	Defined Benefit Plans		Other Postretirement Plans
	2007	2006	2007	2006

Weighted-Average Assumptions
Weighted-average assumptions used to determine benefit obligations at December 31,
Discount rate	5.51%	5.22%	6.08%	5.81%
Rate of compensation increase(1)	4.03%	4.40%	n/a	n/a
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31,
Discount rate	5.35%	4.92%	5.83%	5.61%
Expected long-term return on plan assets(2)	6.67%	7.36%	n/a	n/a
Rate of compensation increase(1)	4.03%	4.40%	n/a	n/a

(1)	The rate of compensation increase in the table relates solely to the defined benefit plans that factor compensation increases into the valuation. The rate of compensation increase for our other plans is not applicable as benefits under certain plans are based upon years of service, while the remaining plans primarily cover retirees, whereby future compensation is not a factor.

(2)	The expected long-term rate of return on the defined benefit plan assets was derived using historical returns by asset category and expectations for future capital market performance.

The following table includes the plans’ expected benefit payments for the next 10 years (with respect to the other postretirement plans, the amounts shown below represent the Company’s expected payments for these plans for the referenced years as these plans are unfunded):

Year	Defined Benefit Plans	Other Postretirement Plans

2008	$20,779	$3,759
2009	$21,130	$4,023
2010	$21,939	$4,210
2011	$22,957	$4,315
2012	$22,867	$4,448
2013-2017	$127,360	$23,674

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The defined benefit plans’ assets consist primarily of short-term fixed-income funds and long-term investments, including equity and fixed-income securities. The following table provides weighted-average asset allocations at December 31, 2007 and 2006, by asset category:

	Target		Plan Assets
	Allocations		at December 31,
Asset Category	2007	2006	2007	2006

Equity securities	30-40%	70-80%	36%	75%
Debt securities	50-65%	20-30%	59%	20%
Real estate	0-5%	0-5%	0%	0%
Other	0-15%	0-10%	5%	5%

Total	100%	100%	100%	100%

Our investment strategy for defined benefit plan assets is to maintain a diverse portfolio to maximize a return over the long-term, subject to an appropriate level of risk. Our defined benefit plans’ assets are managed by external investment managers with oversight by our internal investment committee.

We maintain multiple medical plans for retirees. One of our plans in the U.S. offers a defined dollar benefit; therefore, a one percentage point increase or decrease in the assumed rate of medical inflation would not affect the accumulated postretirement benefit obligation, service cost or interest cost. Under another plan in the U.S., health care cost trend rates are projected at annual rates ranging from 11% in 2008 down to 5% in 2014. Under our program in the U.K., the assumed rate of health care cost inflation is a level 8.5% per annum. Increasing/(decreasing) the assumed health care cost trends by one percentage point for our programs is estimated to increase/(decrease) the total of the service and interest cost components of net postretirement health care cost for the year ended December 31, 2007 and the accumulated postretirement benefit obligation at December 31, 2007 as follows:

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease

Effect on total of service and interest cost	$38	$(35)
Effect on postretirement benefit obligation	$2,096	$(1,851)

Multi-employer Pension Plans — We made contributions to certain union sponsored multi-employer pension plans of $11,985, $7,264 and $9,907 in 2007, 2006 and 2005, respectively. Benefits under these defined benefit plans are generally based on years of service and compensation levels. Under U.S. legislation regarding such pension plans, a company is required to continue funding its proportionate share of a plan’s unfunded vested benefits in the event of withdrawal (as defined by the legislation) from a plan or plan termination. We participate in a number of these pension plans, and the potential obligation as a participant in these plans may be significant. The information required to determine the total amount of this contingent obligation, as well as the total amount of accumulated benefits and net assets of such plans, is not readily available.

11.	COMMITMENTS AND CONTINGENCIES

Leases — Certain facilities and equipment, including project-related field equipment, are rented under operating leases that expire at various dates through 2021. Rent expense on operating leases totaled $45,994, $25,687 and $27,047 in 2007, 2006 and 2005, respectively.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum payments under non-cancelable operating leases having initial terms of one year or more are as follows:

Amount

2008	$60,553
2009	48,664
2010	30,002
2011	28,160
2012	27,012
Thereafter	133,787

Total	$328,178

In the normal course of business, we enter into lease agreements with cancellation provisions as well as agreements with initial terms of less than one year. The costs related to these leases have been reflected in rent expense but have been appropriately excluded from the future minimum payments presented above.

Legal Proceedings — We have been and may from time to time be named as a defendant in legal actions claiming damages in connection with engineering and construction projects, technology licenses and other matters. These are typically claims that arise in the normal course of business, including employment-related claims and contractual disputes or claims for personal injury or property damage which occur in connection with services performed relating to project or construction sites. Contractual disputes normally involve claims relating to the timely completion of projects, performance of equipment or technologies, design or other engineering services or project construction services provided by our subsidiaries. Management does not currently believe that pending contractual, employment-related personal injury or property damage claims will have a material adverse effect on our earnings or liquidity.

Antitrust Proceedings — In October 2001, the FTC filed an administrative complaint (the “Complaint”) challenging our February 2001 acquisition of certain assets of the Engineered Construction Division of Pitt-Des Moines, Inc. (“PDM”) that we acquired together with certain assets of the Water Division of PDM (the Engineered Construction and Water Divisions of PDM are hereafter sometimes referred to as the “PDM Divisions”). The Complaint alleged that the acquisition violated Federal antitrust laws by threatening to substantially lessen competition in four specific business lines in the U.S.: liquefied nitrogen, liquefied oxygen and liquefied argon (LIN/LOX/LAR) storage tanks; liquefied petroleum gas (LPG) storage tanks; liquefied natural gas (LNG) storage tanks and associated facilities; and field erected thermal vacuum chambers (used for the testing of satellites) (the “Relevant Products”).

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

We believe that the FTC’s Order and Opinion are inconsistent with the law and the facts presented at trial, in the appeal to the Commission, as well as new evidence following the close of the record. We have filed a petition for

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

review of the FTC Order and Opinion with the U.S. Court of Appeals for the Fifth Circuit. Oral arguments occurred on May 2, 2007. On January 25, 2008, we received the decision of the Fifth Circuit Court of Appeals regarding our appeal of the Order. We are currently reviewing the Court’s decision, which denied our petition to review the Order, and are evaluating our legal options. As we have done over the course of the past year, we will also continue to work cooperatively with the FTC to resolve this matter. We are not required to divest any assets until we have exhausted all appeal processes available to us, including appeal to the U.S. Supreme Court. Because (i) the remedies described in the Order and Opinion are neither consistent nor clear, (ii) the needs and requirements of any purchaser of divested assets could impact the amount and type of possible additional assets, if any, to be conveyed to the purchaser to constitute it as a viable competitor in the Relevant Products beyond those contained in the PDM Divisions, and (iii) the demand for the Relevant Products is constantly changing, we have not been able to definitively quantify the potential effect on our financial statements. The divested entity could include, among other things, certain fabrication facilities, equipment, contracts and employees of CB&I. The remedies contained in the Order, depending on how and to the extent they are ultimately implemented to establish a viable competitor in the Relevant Products, could have an adverse effect on us, including the possibility of a potential write-down of the net book value of divested assets, a loss of revenue relating to divested contracts and costs associated with a divestiture.

Securities Class Action — A class action shareholder lawsuit was filed on February 17, 2006 against us, Gerald M. Glenn, Robert B. Jordan, and Richard E. Goodrich in the U.S. District Court for the Southern District of New York entitled Welmon v. Chicago Bridge & Iron Co. NV, et al. (No. 06 CV 1283). The complaint was filed on behalf of a purported class consisting of all those who purchased or otherwise acquired our securities from March 9, 2005 through February 3, 2006 and were damaged thereby.

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

On January 22, 2008, the parties entered into a definitive settlement agreement that, without any admission of liability, would fully resolve the claims made against us and the individual defendants in this litigation. The settlement agreement received preliminary approval by the Court on January 30, 2008 and, after notice to class members, is subject to final approval by the Court at a hearing to be held on June 3, 2008. Under the terms of the settlement agreement, the plaintiff class would receive a payment of $10,500 to be made by our insurance carrier. We can give no assurance that the Court will finally approve the settlement, and should it fail to do so, the case would revert to a hearing on class certification and could then proceed to discovery and trial on the merits. Should the case proceed to trial, although we believe that we have meritorious defenses to the claims made in the above action and would contest them vigorously, an adverse result could have a material adverse effect on our financial position and results of operations in the period in which the lawsuit is resolved.

Asbestos Litigation — We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Through December 31, 2007, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 4,600 plaintiffs, and of those claims, approximately 1,900 claims were pending

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and 2,700 have been closed through dismissals or settlements. Through December 31, 2007, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount per claim of approximately one thousand dollars. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. We review each case on its own merits and make accruals based on the probability of loss and our ability to estimate the amount of liability and related expenses, if any. We do not currently believe that any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow and at December 31, 2007, we had accrued $857 for liability and related expenses. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that may be expected to be recoverable because of the variability in the coverage amounts, deductibles, limitations and viability of carriers with respect to our insurance policies for the years in question.

Environmental Matters — Our operations are subject to extensive and changing U.S. federal, state and local laws and regulations, as well as laws of other nations that establish health and environmental quality standards. These standards, among others, relate to air and water pollutants and the management and disposal of hazardous substances and wastes. We are exposed to potential liability for personal injury or property damage caused by any release, spill, exposure or other accident involving such pollutants, substances or wastes.

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

We believe that we are currently in compliance, in all material respects, with all environmental laws and regulations. We do not anticipate that we will incur material capital expenditures for environmental controls or for investigation or remediation of environmental conditions during 2008 or 2009.

Letters of Credit/Bank Guarantees/Surety Bonds

Ordinary Course Commitments — In the ordinary course of business, we may obtain surety bonds and letters of credit, which we provide to our customers to secure advance payment, our performance under the contracts or in lieu of retention being withheld on our contracts. In the event of our non-performance under a contract and an advance being made by a bank pursuant to a draw on a letter of credit, the advance would become a borrowing under a credit facility and thus our direct obligation. Where a surety incurs such a loss, an indemnity agreement between the parties and us may require payment from our excess cash or a borrowing under our revolving credit facilities. When a contract is completed, the contingent obligation terminates and the bonds or letters of credit are returned. At December 31, 2007, we had provided $1,619,906 of surety bonds and letters of credit to support our contracting activities in the ordinary course of business. This amount fluctuates based on the mix and level of contracting activity.

Insurance — We have elected to retain portions of anticipated losses, if any, through the use of deductibles and self-insured retentions for our exposures related to third-party liability and workers’ compensation. Liabilities in excess of these amounts are the responsibilities of an insurance carrier. To the extent we are self-insured for these exposures, reserves (Note 7) have been provided based on management’s best estimates with input from our legal and insurance advisors. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the near term. Our management believes that the reasonably possible losses, if any, for these matters, to the extent not otherwise disclosed and net of recorded reserves, will not be material to our financial position or results of operations. At December 31, 2007, we had outstanding surety bonds and letters of credit of $37,893 relating to our insurance program.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes — Under the guidance of FIN 48, we provide for income taxes in situations where we have and have not received tax assessments. Taxes are provided in those instances where we consider it probable that additional taxes will be due in excess of amounts reflected in income tax returns filed worldwide. As a matter of standard policy, we continually review our exposure to additional income taxes due and as further information is known, increases or decreases, as appropriate, may be recorded in accordance with FIN 48.

12.	SHAREHOLDERS’ EQUITY

Stock Held in Trust — From time to time, we grant restricted shares to key employees under our Long-Term Incentive Plans. The restricted shares are transferred to a rabbi trust (the “Trust”) and held until the vesting restrictions lapse, at which time the shares are released from the Trust and distributed to the employees. Our stock held in trust is considered outstanding for diluted EPS computations as of December 31, 2007.

Treasury Stock — Under Dutch law and our Articles of Association, we may hold no more than 10% of our issued share capital at any time.

Accumulated Other Comprehensive Income (Loss) — The components of accumulated other comprehensive income (loss) are as follows:

		Unrealized	Minimum	Unrealized	Unrecognized	Unrecognized	Accumulated
	Currency	Loss on	Pension	Fair Value	Net Prior	Net Actuarial	Other
	Translation	Debt	Liability	of Cash Flow	Service	Pension	Comprehensive
	Adjustment	Securities	Adjustment(1)	Hedges(2)	Pension Credits(3)	Losses(3)	Income (Loss)

Balance at January 1, 2005	$(11,296)	$(158)	$(1,193)	$(1,822)	$—	$—	$(14,469)
Change in 2005 [net of tax of $261, ($55), $82 and ($90)]	(3,476)	83	(517)	(207)	—	—	(4,117)

Balance at December 31, 2005	(14,772)	(75)	(1,710)	(2,029)	—	—	(18,586)
Change in 2006 [net of tax of ($3,337), ($26), ($719), ($998), ($410) and $1,677]	6,375	59	1,710	2,329	1,196	(4,900)	6,769

Balance at December 31, 2006	(8,397)	(16)	—	300	1,196	(4,900)	(11,817)
Change in 2007 [net of tax of ($3,626), ($6), $0, ($2,200), ($63) and ($996)]	10,593	16	—	18,469	(321)	2,912	31,669

Balance at December 31, 2007	$2,196	$—	$—	$18,769	$875	$(1,988)	$19,852

(1)	No longer applicable under SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). See footnote (3) below for the cumulative affect of the adoption of SFAS No. 158 on our accumulated other comprehensive income.

(2)	The total unrealized fair value gain on cash flow hedges is recorded under the provisions of SFAS No. 133. The total unrealized fair value gain on cash flow hedges recorded in accumulated other comprehensive income as of December 31, 2007 totaled $18,769, net of tax of $2,328. Of this amount, $19,606 of unrealized gain, net of tax of $2,430, is expected to be reclassified into earnings during the next 12 months due to settlement of the related contracts. Offsetting the unrealized gain on cash flow hedges is an unrealized loss on the underlying transactions, to be recognized when settled. See Note 9 for additional discussion relative to our financial instruments.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	During 2006, we adopted SFAS No. 158, which resulted in an after-tax loss within Accumulated Other Comprehensive Income of $1,994. During the fiscal year ending December 31, 2008, we expect to recognize ($243) and ($13) of previously unrecognized net prior service pension credits and net actuarial pension losses, respectively.

13.	STOCK PLANS

Total share-based compensation expense, inclusive of our incentive plans and our employee stock purchase plan (“ESPP”), of $16,914, $16,271 and $3,249, was recognized in 2007, 2006 and 2005, respectively, as selling and administrative expense in the accompanying consolidated statements of income. The total recognized tax benefit related to our share-based compensation expense for all our stock plans was $4,899, $4,508 and $977 in 2007, 2006 and 2005, respectively.

Under our 1997 and 1999 Long-Term Incentive Plans, as amended (the “Incentive Plans”), we can issue shares in the form of stock options, performance shares or restricted shares. These plans are administered by the Organization and Compensation Committee of our Board of Supervisory Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions, performance measures, and other provisions of the award. Of the 16,727,020 shares authorized for grant under the Incentive Plans, 1,928,592 shares remain available for future stock option, restricted share or performance share grants to employees and directors at December 31, 2007. As of December 31, 2007, there was $18,409 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted-average period of 1.7 years.

During 2001, the shareholders adopted an employee stock purchase plan under which sale of 2,000,000 shares of our common stock has been authorized. Employees may purchase shares at a discount on a quarterly basis through regular payroll deductions of up to 8% of their compensation. The shares are purchased at 85% of the closing price per share on the first trading day following the end of the calendar quarter. Compensation expense of $1,181 was recognized in 2007 as selling and administrative expense in the accompanying consolidated statement of income for the difference between the fair value and the price paid. As of December 31, 2007, 527,365 shares remain available for purchase.

Effective January 1, 2006, we adopted SFAS No. 123(R) utilizing the modified prospective transition method. Prior to the adoption of SFAS No. 123(R), we accounted for stock option grants in accordance with APB No. 25 (the intrinsic value method), and accordingly, recognized no compensation expense for stock option grants.

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options are sold over the exercise prices of the options. In addition, we receive a tax deduction upon the vesting of restricted stock and performance shares for the price of the award at the date of vesting. Prior to adoption of SFAS No. 123(R), we reported these tax benefits as operating cash flows in our consolidated statement of cash flows. In accordance with SFAS No. 123(R), we revised our consolidated statement of cash flows presentation to report the benefits of tax deductions for share-based compensation in excess of recognized compensation cost as financing cash flows effective January 1, 2006. For 2007, $7,112 of excess tax benefits was reported as a financing cash flow rather than an operating cash flow.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on operating results and per share information had we accounted for stock-based compensation in accordance with SFAS No. 123 for 2005:

2005

Net income:
As reported	$15,977
Add: Stock-based employee compensation reported in net income, net of tax	1,966
Deduct: Stock-based employee compensation under the fair value method for all awards, net of tax	(3,919)

Pro forma	$14,024

Basic net income per share:
As reported	$0.16

Pro forma	$0.14

Diluted net income per share:
As reported	$0.16

Pro forma	$0.14

Stock Options — Stock options are generally granted at the market value on the date of grant and expire after 10 years. Options granted to executive officers and other key employees typically vest over a three- to four-year period, while options granted to Supervisory Directors vest over a one-year period. The share-based expense for these awards was determined based on the calculated Black-Scholes fair value of the stock option at the date of grant applied to the total number of options that were anticipated to fully vest. The weighted-average per share fair value of options granted during 2007, 2006 and 2005 was $13.68, $11.44 and $10.57, respectively. The aggregate intrinsic value of options exercised during 2007, 2006 and 2005 was $22,735, $27,074 and $18,519, respectively. From the exercise of stock options in 2007, we received net cash proceeds of $4,821 and realized an actual income tax benefit of $5,787. The following table represents stock option activity for 2007:

		Weighted Average	Weighted Average
	Number of	Exercise Price	Remaining Contractual	Aggregate Intrinsic
	Shares	per Share	Life (in Years)	Value

Outstanding options at beginning of year	1,808,421	$7.72
Granted	155,474	$30.34
Forfeited	23,957	$21.69
Exercised	745,402	$6.47

Outstanding options at end of period(1)	1,194,536	$11.19	4.9	$58,831
Exercisable options at end of period	757,361	$6.55	3.8	$40,814

(1)	Of the outstanding options at the end of the period, we currently estimate that 1,156,024 shares will ultimately vest. These shares have a weighted-average per share exercise price of $10.97, a weighted-average remaining contractual life of 4.9 years and an aggregate intrinsic value of $57,184.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Using the Black-Scholes option-pricing model, the fair value of each option grant is estimated on the date of grant based on the following weighted-average assumptions:

	2007	2006	2005

Risk-free interest rate	4.59%	4.72%	4.13%
Expected dividend yield	0.53%	0.48%	0.53%
Expected volatility	41.67%	42.69%	44.82%
Expected life in years	6	6	6

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

Restricted Shares — Our plans also allow for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to these awards is being amortized to compensation expense over the period the restrictions lapse. Restricted shares granted to employees generally vest over four years with graded vesting and are recognized as compensation cost utilizing a straight-line basis. Restricted shares granted to directors vest over one year. The share-based compensation expense for our restricted share awards was determined based on the market price of our stock at the date of grant applied to the total number of shares that were anticipated to fully vest.

During 2007, 433,938 restricted shares (including 35,200 directors’ shares subject to restrictions) were granted with a weighted-average per share grant-date fair value of $31.89. During 2006, 480,531 restricted shares (including 30,800 directors’ shares subject to restrictions) with a weighted-average per share grant-date fair value of $23.81. During 2005, 163,000 restricted shares were granted with a weighted-average per share grant-date fair value of $22.91. The total fair value of restricted shares vested was $8,112, $3,067 and $2,548 during 2007, 2006 and 2005, respectively.

The following table represents restricted share activity for 2007:

		Weighted-Average
		per Share
		Grant-Date
	2007	Fair Value

Nonvested restricted stock
Nonvested restricted stock at beginning of year	632,421	$24.08
Nonvested restricted stock granted	398,738	$31.30
Nonvested restricted stock forfeited	29,488	$25.59
Nonvested restricted stock distributed	217,364	$21.45

Nonvested restricted stock at end of year	784,307	$27.40

Directors’ shares subject to restrictions
Directors’ shares subject to restrictions at beginning of year	30,800	$23.60
Directors’ shares subject to restrictions granted(1)	35,200	$38.63
Directors’ shares subject to restrictions distributed	30,800	$23.60

Directors’ shares subject to restrictions at end of year	35,200	$38.63

(1)	During 2007, 4,400 restricted shares were granted to a non-employee advisor to the Board of Directors.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in common stock, additional paid-in capital and stock held in trust since December 31, 2006 primarily relate to activity associated with our stock plans.

Performance Shares — Performance shares generally vest over three years and are expensed ratably over the vesting term, subject to achievement of specific Company performance goals. As a result of performance conditions being met during 2007, we recognized $5,285 of expense. The share-based compensation expense for these awards was determined based on the market price of our stock at the date of grant applied to the total number of shares that were anticipated to fully vest. During 2007, 192,655 performance shares were granted with a weighted-average per share grant-date fair value of $30.48. During 2006, there were no performance share grants. During 2005, 262,600 performance shares were granted with a weighted-average per share grant-date fair value of $20.75. During 2008, we expect to distribute 215,305 performance shares upon vesting and achievement of performance goals.

14.	INCOME TAXES

	Years Ended December 31,
	2007	2006	2005

Sources of Income Before Income Taxes and Minority Interest
U.S.	$131,284	$73,392	$36,671
Non-U.S.	98,134	87,916	11,217

Total	$229,418	$161,308	$47,888

Income Tax (Expense) Benefit
Current income taxes
U.S. — Federal(1)	$(20,555)	$(24,536)	$(7,973)
U.S. — State	(1,764)	(2,032)	1,084
Non-U.S.	(29,689)	(24,293)	(20,146)

Total current income taxes	(52,008)	(50,861)	(27,035)

Deferred income taxes
U.S. - Federal (2)	(25,742)	3,037	(3,023)
U.S. - State	(1,344)	404	(1,409)
Non-U.S.	21,740	9,293	3,088

Total deferred income taxes	(5,346)	12,734	(1,344)

Total income tax expense	$(57,354)	$(38,127)	$(28,379)

(1)	Tax benefits of $7,554, $24,463 and $6,482 associated with share-based compensation were allocated to equity and recorded in additional paid-in capital in the years ended December 31, 2007, 2006 and 2005, respectively.

(2)	Utilized $1,921 Deferred Tax Asset related to U.S. NOL’s in 2005. Utilized $328 Deferred Tax Asset related to U.S. NOL’s in 2006. Utilized $9,886 Deferred Tax Asset related to U.S. NOL’s in 2007.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
Reconciliation of Income Taxes at the Netherlands’ Statutory Rate and Income Tax (Expense) Benefit	2007	2006	2005

Pretax income at statutory rate(1)	$(58,502)	$(47,747)	$(15,085)
U.S. State income taxes	(1,683)	(978)	(351)
Meals and entertainment	(2,585)	(2,160)	(1,819)
Valuation allowance	2,426	1,202	(6,602)
Tax exempt interest	4,834	5,407	2,161
Statutory tax rate differential	5,779	6,230	(1,755)
Foreign branch taxes (net of federal benefit)	(7,126)	(4,666)	(1,363)
Extraterritorial income exclusion/manufacturer’s production exclusion/R&D credit	1,114	1,534	1,468
Contingent liability accrual	(2,757)	1,850	(2,521)
Other, net	1,146	1,201	(2,512)

Income tax expense	$(57,354)	$(38,127)	$(28,379)

Effective tax rate	25.0%	23.6%	59.3%

(1)	Our statutory rate was The Netherlands’ rate of 25.5% in 2007, 29.6% in 2006 and 31.5% in 2005.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The principal temporary differences included in deferred income taxes reported on the December 31, 2007 and 2006 balance sheets were:

	December 31,
Current Deferred Taxes	2007	2006

Tax benefit of U.S. Federal operating losses and credits	$—	$9,692
Contract revenue and costs	9,913	26,704
Employee compensation and benefit plan reserves	5,310	1,614
Legal reserves	2,621	2,623
Other	2,556	1,525

Current deferred tax asset	$20,400	$42,158

Non-Current Deferred Taxes
Tax benefit of U.S. Federal operating losses and credits	$—	$73
Tax benefit of U.S. State operating losses and credits, net	1,270	1,802
Tax benefit of non-U.S. operating losses and credits	154,968	26,908
Employee compensation and benefit plan reserves	14,161	15,787
Non-U.S. activity	—	367
Insurance and legal reserves	5,389	6,448

Non-current deferred tax asset	175,788	51,385
Less: valuation allowance	(111,976)	(15,867)

	63,812	35,518
Non-U.S. activity	(4,818)	—
Depreciation and amortization	(51,078)	(38,857)
Other	(1,766)	(2,352)

Non-current deferred tax asset (liability)	(57,662)	(41,209)

Net non-current deferred tax asset (liability)	$6,150	$(5,691)

Net deferred tax asset	$26,550	$36,467

As of December 31, 2007, neither Netherlands income taxes nor Canadian, U.S., or other withholding taxes have been accrued on the estimated $381,000 of undistributed earnings of our Canadian, U.S., and subsidiary companies thereof, because it is our intention not to remit these earnings. We intend to permanently reinvest the undistributed earnings of our Canadian subsidiary and our U.S. companies and their subsidiaries in their businesses and, therefore, have not provided for deferred taxes on such unremitted foreign earnings. The determination of any unrecognized deferred tax liability related to permanently reinvested earnings is not practical. We did not record any Netherlands deferred income taxes on undistributed earnings of our other subsidiaries and affiliates at December 31, 2007. If any such undistributed earnings were distributed, the Netherlands participation exemption should become available under current law to significantly reduce or eliminate any resulting Netherlands income tax liability.

As of December 31, 2007, we had no U.S. net operating loss carryforwards (“NOL’s”). As of December 31, 2007, we had U.S.-State NOL’s of approximately $23,140, net of apportionment. We believe that it is more likely than not that $6,020 of the U.S.-State NOL’s, net of apportionment will not be utilized. Therefore, a valuation allowance has been placed against $6,020 of U.S.-State NOL’s. The U.S.-State NOL’s will expire from 2008 to 2026. As of December 31, 2007, we had Non-U.S. NOL’s totaling $565,000, including $311,000 in the Netherlands and $76,000 in Germany (both primarily acquired in the Lummus acquisition) and $154,000 in the U.K. We believe that it is more likely than not that $411,010 of the Non-U.S. NOL’s will not be utilized. Therefore, a valuation

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allowance has been placed against $411,010 of Non-U.S. NOL’s. Our valuation allowance increased from $15,867 at December 31, 2006 to $111,976 at December 31, 2007, primarily related to the acquisition of Lummus. It is anticipated that the entire valuation allowance related to the acquisition of Lummus will reverse against goodwill. Excluding NOL’s having an indefinite carryforward, the Non-U.S. NOL’s will expire from 2008 to 2022.

15.	SEGMENT INFORMATION

We manage our operations by four geographic segments: North America; Europe, Africa and Middle East; Asia Pacific; and Central and South America. Each geographic segment offers similar services. The results of our recent acquisition of Lummus are reported separately.

The Chief Executive Officer evaluates the performance of these four segments and Lummus based on revenue and income from operations. Each segment’s performance reflects the allocation of corporate costs, which were based primarily on revenue. For the year ended December 31, 2007, we had one customer within our EAME segment that accounted for more than 10% of our total revenue. Revenue for this customer totaled approximately $542,180 or 12% of our total revenue. Intersegment revenue is not material.

The following table presents revenue by geographic segment and results of our recent acquisition of Lummus:

	Years Ended December 31,
	2007	2006	2005

Revenue
North America	$1,941,320	$1,676,694	$1,359,878
Europe, Africa and Middle East	1,249,074	1,101,813	582,918
Asia Pacific	442,042	234,764	222,720
Central and South America	626,415	112,036	92,001
Lummus	104,641	—	—

Total revenue	$4,363,492	$3,125,307	$2,257,517

The following table indicates revenue for individual countries in excess of 10% of consolidated revenue during any of the three years ended December 31, 2007, based on where we performed the work:

	Years Ended December 31,
	2007	2006	2005

United States	$1,667,259	$1,520,107	$1,279,535
United Kingdom	$825,726	$766,937	$337,451

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present income (loss) from operations, assets and capital expenditures by geographic segment and results of our recent acquisition of Lummus:

	Years Ended December 31,
	2007	2006	2005

Income (Loss) From Operations
North America	$142,118	$79,164	$43,799
Europe, Africa and Middle East	(35,659)	46,079	(11,969)
Asia Pacific	35,427	16,219	8,898
Central and South America	53,289	4,177	9,507
Lummus	10,391	—	—

Total income from operations	$205,566	$145,639	$50,235

December 31,
Assets
North America	$789,733	$1,293,379	$1,013,741
Europe, Africa and Middle East	467,081	402,088	254,745
Asia Pacific	116,713	58,634	70,323
Central and South America	231,324	30,311	39,010
Lummus	1,726,072	—	—

Total assets	$3,330,923	$1,784,412	$1,377,819

Our revenue earned and assets attributable to operations in The Netherlands were not significant in any of the three years ended December 31, 2007. Our long-lived assets are considered to be net property and equipment. Approximately 49% of these assets were located in the U.S. at December 31, 2007, while the other 51% were strategically located throughout the world.

	Years Ended December 31,
	2007	2006	2005

Capital Expenditures
North America	$63,908	$42,931	$12,868
Europe, Africa and Middle East	17,260	32,832	22,216
Asia Pacific	5,119	4,202	987
Central and South America	1,538	387	798
Lummus	483	—	—

Total capital expenditures	$88,308	$80,352	$36,869

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Although we manage our operations by the four geographic segments, revenue by market sector is shown below:

	Years Ended December 31,
	2007	2006	2005

Revenue
Liquefied natural gas	$2,396,327	$1,390,197	$654,739
Energy processes	970,990	1,039,611	906,116
Steel plate structures	955,202	695,499	696,662
Lummus Technologies	40,973	—	—

revenue	$4,363,492	$3,125,307	$2,257,517

16.  QUARTERLY OPERATING RESULTS (UNAUDITED)

Quarterly Operating Results — The following table sets forth our selected unaudited consolidated income statement information on a quarterly basis for the two years ended December 31, 2007:

Quarter Ended 2007	March 31	June 30	Sept. 30	Dec. 31(1)
	(In thousands, except per share data)

Revenue	$857,305	$1,011,367	$1,171,752	$1,323,068
Gross Profit	$83,339	$62,159	$107,376	$103,975
Net income	$36,595	$26,116	$58,738	$44,191
Net income per share — basic	$0.38	$0.27	$0.61	$0.46
Net income per share — diluted	$0.38	$0.27	$0.61	$0.46

Quarter Ended 2006	March 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share data)

Revenue	$646,596	$744,187	$860,983	$873,541
Gross Profit	$59,200	$73,718	$76,344	$72,491
Net income	$13,336	$32,618	$32,432	$38,582
Net income per share — basic	$0.14	$0.34	$0.34	$0.40
Net income per share — diluted	$0.13	$0.33	$0.33	$0.40

(1)	The operating results of Lummus have been included in our results of operations from the acquisition date of November 16, 2007 and had a $104,641 and $10,391 impact on our revenue and income from operations for the fourth quarter of 2007.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting, which can be found in “Item 8. Financial Statements and Supplementary Data,” is incorporated herein by reference.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon such evaluation, which excluded Lummus from our assessment, the CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three month period ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management’s report on internal controls as of December 31, 2007 is included in “Item 8. Financial Statements and Supplementary Data.”

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

We have adopted a code of ethics that applies to the CEO, the CFO and the Corporate Controller, as well as our directors and all employees. Our code of ethics can be found at our Internet website “www.cbi.com” and is incorporated herein by reference.

We submitted a Section 12(a) CEO certification to the NYSE in 2007. Also during 2007, we filed with the SEC certifications, pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as Exhibits 31.1 and 31.2 to this Form 10-K.

The following table sets forth certain information regarding the Supervisory Directors of Chicago Bridge & Iron Company N.V. (“CB&I N.V.”), nominees to the Supervisory Board and the executive officers of Chicago Bridge & Iron Company (“CBIC”).

Name	Age	Position(s)

Supervisory Directors
Jerry H. Ballengee	70	Supervisory Director and Non-Executive Chairman of CB&I N.V.
Philip K. Asherman	57	Supervisory Director; President and Chief Executive Officer of CBIC
L. Richard Flury	60	Supervisory Director
J. Charles Jennett	67	Supervisory Director
Vincent L. Kontny	70	Supervisory Director
Gary L. Neale	68	Supervisory Director
Michael L. Underwood	63	Supervisory Director
Marsha C. Williams	57	Supervisory Director
Executive Officers
Philip K. Asherman
Beth A. Bailey	56	Executive Vice President — Chief Information Officer of CBIC
Ronald A. Ballschmiede	52	Executive Vice President — Chief Financial Officer of CBIC
Ronald E. Blum	58	Executive Vice President — Global Business Development of CBIC
James E. Bollweg	55	Executive Vice President — Project Operations
David P. Bordages	57	Vice President — Human Resources and Administration of CBIC; Nominee for Supervisory Director
David A. Delman	46	Secretary of CB&I N.V.; Vice President, General Counsel and Secretary of CBIC
Daniel M. McCarthy	56	Executive Vice President — Lummus Technology
Edgar C. Ray	47	Executive Vice President — Corporate Planning of CBIC
John W. Redmon	59	Executive Vice President — Operations of CBIC
Nominees for Supervisory Director
David P. Bordages
Luciano Reyes	37	Nominee for Supervisory Director (Vice President and Treasurer of CBIC)
Travis L. Stricker	37	Nominee for Supervisory Director (Corporate Controller and Chief Accounting Officer of CBIC)
Samuel C. Leventry	58	Nominee for Supervisory Director (Vice President, Technology Services of CBIC)

There are no family relationships between any executive officers and Supervisory Directors. Executive officers of CBIC are elected annually by the CBIC Board of Directors.

JERRY H. BALLENGEE has served as non-executive Chairman since 2006 and as a Supervisory Director of the Company since 1997. He is Chairman of both the Nominating Committee and the Strategic Initiatives Committee and is a member of the Corporate Governance Committee. Mr. Ballengee served as Chairman of the Board of Morris Material Handling Company from 2001 to 2006. He served as President and Chief Operating Officer of Union Camp Corporation from 1994 to 1999, and as a member of the Board of Directors of that company from 1988 until 1999. Prior, he held various other executive positions.

L. RICHARD FLURY has served as a Supervisory Director of the Company since 2003, and as a consultant to the Supervisory Board since 2002. He is a member of the Audit Committee, the Corporate Governance Committee, the Nominating Committee and the Strategic Initiatives Committee. Previously, Mr. Flury served as Chief Executive, Gas and Power for BP plc from 1998 until his retirement in 2001. He served as Executive Vice President of Amoco, responsible for managing the Exploration and Production sector, from 1996 to 1998. Prior, he served in various other executive capacities with Amoco since 1988. Mr. Flury is also a director of Questar Corporation and Callon Petroleum Corporation.

J. CHARLES JENNETT has served as a Supervisory Director of the Company since 1997. He is a member of the Supervisory Board’s Nominating Committee, Organization and Compensation Committee and Corporate Governance Committee. Dr. Jennett served as President of Texas A&M International University from 1996 to 2001. Upon his retirement in 2001, he was bestowed the title of President Emeritus. From 1992 to 1996, he was Provost and Vice President of Academic Affairs at Clemson University. Dr. Jennett currently serves as a private engineering consultant.

VINCENT L. KONTNY has served as a Supervisory Director of the Company since 1997 and is Chairman of the Supervisory Board’s Organization and Compensation Committee and is a member of the Audit Committee, the Corporate Governance Committee and the Strategic Initiatives Committee. Mr. Kontny is retired from Washington Group International, where he served as Chief Operating Officer from 2000 to 2001. (Washington Group International filed a petition under Chapter 11 of the U.S. Bankruptcy Code in May 2001). Mr. Kontny was President and Chief Operating Officer of Fluor Corporation from 1990 until 1994, and has been the owner and CEO of the Double Shoe Cattle Company since 1992.

GARY L. NEALE has served as a Supervisory Director since 1997 and is Chairman of the Corporate Governance Committee and a member of the Organization and Compensation Committee. Mr. Neale currently serves as Chairman of the Board of NiSource, Inc., whose primary business is distributing electricity and gas through utility companies. Mr. Neale served as Chief Executive Officer of NiSource, Inc. from 1993 to 2005. He has also served as a director of Northern Indiana Public Service Company since 1989, and as a director of Modine Manufacturing Company (heat transfer products) since 1977.

MICHAEL L. UNDERWOOD has served as a Supervisory Director since 2007 and is a member of the Audit Committee and the Corporate Governance Committee. Mr. Underwood worked the majority of his 35-year career in public accounting for Arthur Andersen LLP, where he was a partner. He moved to Deloitte & Touche LLP as a director in 2002, retiring in 2003. He is currently a director and Chairman of the Audit Committee of Dresser-Rand Group.

MARSHA C. WILLIAMS has served as a Supervisory Director of the Company since 1997. She is Chairman of the Audit Committee and is a member of the Corporate Governance Committee and the Organization and Compensation Committee. Ms. Williams currently serves as Senior Vice President and Chief Financial Officer of Orbitz Worldwide, a position she has held since 2007. From 2002 to 2007, she served as Executive Vice President and Chief Financial Officer of Equity Office Properties Trust, a public real estate investment trust. She served as Chief Administrative Officer of Crate & Barrel from 1998 to 2002, and as Treasurer of Amoco Corporation from 1993 to 1998. Ms. Williams is a director of Selected Funds, Davis Funds and Modine Manufacturing Company, Inc.

PHILIP K. ASHERMAN has been President and Chief Executive Officer of CB&I since 2006 and a Managing Director since 2004. He joined CB&I in 2001 as a senior executive and was promoted to Executive Vice that same year, reporting directly to the Chairman and CEO. Prior to joining CB&I, Mr. Asherman served as Senior Vice President of Fluor Global Services and held other executive positions with Fluor Daniel, Inc. operating subsidiaries, including president of its mining and minerals operating group and president of an industrial operating group. He previously held a number of regional executive positions in Europe, South America and Asia.

BETH A. BAILEY was promoted to Executive Vice President-Chief Information Officer in 2007, previously serving as Senior Vice President-Information Technology since 2006. Ms. Bailey joined CB&I in 1972, serving in positions of increasing responsibility.

RONALD A. BALLSCHMIEDE has served as Executive Vice President and Chief Financial Officer since 2006. Prior to joining CB&I, he was a partner with Deloitte & Touche LLP since 2002. Previously, he worked for Arthur Andersen LLP from 1977 to 2002, becoming a partner in 1989. While with Andersen, he was the lead client service partner for CB&I from 1989 to 2002. In addition, he led the audits for a number of major manufacturing and construction companies.

RONALD E. BLUM has served as Executive Vice President — Global Business Development since 2006. Previously, he served as Vice President — Global LNG Sales from 2004 to 2006. Prior to that time, he held a series of positions with increasing responsibility at CB&I and PDM Engineered Construction.

JAMES E. BOLLWEG was promoted to Executive Vice President — Project Operations in 2008. Previously, he served as President, CBI Services, the Company’s union subsidiary. Bollweg joined the company in 1975 and has since served in a variety of managerial positions both internationally and in the U.S.

DAVID P. BORDAGES has served as Vice President — Human Resources and Administration since 2002. Previously, he was Vice President — Human Resources at Fluor Corporation from 1989 to 2002.

DAVID A. DELMAN joined CB&I as Chief Legal Officer, General Counsel and Secretary for CB&I’s Supervisory Board of Directors in 2007. Previously, he was a partner in the international law firm of Pepe & Hazard LLC, specializing in engineering and construction industry issues. From 1992 to 2000, Mr. Delman worked for Fluor Corporation, serving as associate general counsel from 1996.

DANIEL M. McCARTHY has served as Executive Vice President — Lummus Technology since 2007 when he joined CB&I as part of the Lummus acquisition. Prior to that, he was an Executive Vice President of Lummus. He has held various management positions within the technology businesses of Lummus since its inception in 1987, assuming senior management responsibility for the business in 2004 and for the Lummus Houston EPC Execution Center in 2006.

EDGAR C. RAY has served as Executive Vice President-Corporate Planning since 2007. He joined CB&I in 2003, serving as Senior Vice President-Global Marketing until 2007. Prior to joining CB&I, Mr. Ray was Executive Director of Strategy and Marketing for Fluor Corporation.

JOHN W. REDMON has served as Executive Vice President — Operations since 2006. Previously, he led CB&I’s Risk Management group overseeing CB&I’s Project Controls, Procurement, Estimating, and Health, Safety, and Environment groups. He served as Executive Vice President of BE&K, Inc from 1998 to 2006 and Chief Operating Officer of that company from 1999 to 2006. Mr. Redmon began working for Brown & Root, Inc. in 1968 where he served in various positions of increasing responsibility, culminating in the position of Executive Vice President and Chief Operating Officer.

LUCIANO REYES has served as Vice President and Treasurer since February 2006 and previously held positions of increasing responsibility in CB&I’s Treasury Department since joining the company in 1998. Prior to joining CB&I, Mr. Reyes held financial positions with USG and with several financial institutions.

TRAVIS L. STRICKER has served as Corporate Controller and Chief Accounting Officer since June 2006. He joined CB&I in 2001 and served most recently as Assistant Controller. Previously, he held numerous finance and accounting positions with PDM and PricewaterhouseCoopers LLP.

SAMUEL C. LEVENTRY has served as Vice President — Technology Services of CB&I since 2001. Mr. Leventry has been employed by CB&I for more than 37 years in various engineering positions.

Information appearing under “Committees of the Supervisory Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2008 Proxy Statement is incorporated herein by reference.

Item 11.	Executive Compensation

Information appearing under “Executive Compensation” in the 2008 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information appearing under “Common Stock Ownership By Certain Persons and Management” in the 2008 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

Information appearing under “Certain Transactions” in the 2008 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information appearing under “Committees of the Supervisory Board — Audit Fees” in the 2008 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

The following Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firms included under Item 8 of Part II of this report are herein incorporated by reference.

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Income — For the years ended December 31, 2007, 2006 and 2005

Consolidated Balance Sheets — As of December 31, 2007 and 2006

Consolidated Statements of Cash Flows — For the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Changes in Shareholders’ Equity — For the years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

Financial Statement Schedules

Schedule II — Supplemental Information on Valuation and Qualifying Accounts and Reserves for each of the years ended December 31, 2007, 2006 and 2005 can be found on page 81 of this report.

Schedules, other than the one above, have been omitted because the schedules are either not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto previously included under Item 8 of Part II of this report.

Quarterly financial data for the years ended December 31, 2007 and 2006 is shown in the Notes to Consolidated Financial Statements previously included under Item 8 of Part II of this report.

Our interest in 50 percent or less owned affiliates, when considered in the aggregate, does not constitute a significant subsidiary; therefore, summarized financial information has been omitted.

Exhibits

The Exhibit Index on page 82 and Exhibits being filed are submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chicago Bridge & Iron Company N.V.

/s/  Philip K. Asherman
Philip K. Asherman
(Authorized Signer)

Date: February 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2008.

Signature	Title

/s/ Philip K. Asherman Philip K. Asherman	President and Chief Executive Officer (Principal Executive Officer)

/s/ Ronald A. Ballschmiede Ronald A. Ballschmiede	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Travis L. Stricker Travis L. Stricker	Corporate Controller and Chief Accounting Officer of CBIC (Principal Accounting Officer)

/s/ Jerry H. Ballengee Jerry H. Ballengee	Supervisory Director and Non- Executive Chairman of CB&I N.V.

/s/ L. Richard Flury L. Richard Flury	Supervisory Director

/s/ J. Charles Jennett J. Charles Jennett	Supervisory Director

/s/ Vincent L. Kontny Vincent L. Kontny	Supervisory Director

/s/ Gary L. Neale Gary L. Neale	Supervisory Director

/s/ Michael L. Underwood Michael L. Underwood	Supervisory Director

/s/ Marsha C. Williams Marsha C. Williams	Supervisory Director

Registrant’s Agent for Service in the United States

/s/ David A. Delman David A. Delman

Schedule II. Supplemental Information on Valuation and Qualifying
Accounts and Reserves

CHICAGO BRIDGE & IRON COMPANY N.V.

Valuation and Qualifying Accounts and Reserves
For Each of the Three Years Ended December 31, 2007

Column A	Column B	Column C	Column D	Column E	Column F
			Additions
	Balance	Additions	Charged to		Balance
	At	Associated with	Costs and		At
Descriptions	January 1	Acquisitions(1)	Expenses	Deductions(2)	December 31
	(In thousands)

Allowance for doubtful accounts
2007	$2,008	$2,756	$411	$(945)	$4,230
2006	$2,300	$—	$1,391	$(1,683)	$2,008
2005	$726	$—	$2,174	$(600)	$2,300

(1)	Represents the allowance for doubtful accounts balance assumed in conjunction with the purchase of Lummus on November 16, 2007.

(2)	Deductions generally represent utilization of previously established reserves or adjustments to reverse unnecessary reserves due to subsequent collections.

EXHIBIT INDEX

2(28)	Share Sale and Purchase Agreement dated as of August 24, 2007 by and among ABB Holdings Inc., ABB Holdings B.V., ABB Asea Brown Boveri Ltd., Chicago Bridge & Iron Company, Chicago Bridge & Iron Company B.V. and Chicago Bridge & Iron Company N.V.
3(16)	Amended Articles of Association of the Company (English translation)
4(2)	Specimen Stock Certificate
10.1(2)	Form of Indemnification Agreement between the Company and its Supervisory and Managing Directors
10.2	The Company’s 1997 Long-Term Incentive Plan
As amended May 1, 2002 (10)
(a) Form of Agreement and Acknowledgement of Restricted Stock Award (16)
(b) Form of Agreement and Acknowledgement of Performance Share Grant (16)
10.3(3)	The Company’s Deferred Compensation Plan
(a) Amendment of Section 4.4 of the CB&I Deferred Compensation Plan (8)
10.4(3)	The Company’s Excess Benefit Plan
(a) Amendments of Sections 2.13 and 4.3 of the CB&I Excess Benefit Plan (9)
10.5(2)	Form of the Company’s Supplemental Executive Death Benefits Plan
10.6(2)	Separation Agreement
10.7(2)	Form of Amended and Restated Tax Disaffiliation Agreement
10.8(2)	Employee Benefits Separation Agreement
10.9(2)	Conforming Agreement
10.10(4)	The Company’s Supervisory Board of Directors Fee Payment Plan
10.11(4)	The Company’s Supervisory Board of Directors Stock Purchase Plan
10.12	The Chicago Bridge & Iron 1999 Long-Term Incentive Plan As Amended May 13, 2005 (15)
(a) Form of Agreement and Acknowledgement of the 2005 Restricted Stock Award (12)
(b) Form of Agreement and Acknowledgement of Restricted Stock Award (16)
(c) Form of Agreement and Acknowledgement of Performance Share Grant (16)
10.13(5)	The Company’s Incentive Compensation Program
10.14(6)	Change of Control Severance Agreement
10.15	Note Purchase Agreement dated as of July 1, 2001 (7)
(a) Limited Waiver dated as of November 14, 2005 to the Note Purchase Agreement dated July 1, 2001 (18)
(b) Limited Waiver dated as of January 13, 2006 to the Note Purchase Agreement dated July 1, 2001 (19)
(c) Limited Waiver dated as of March 30, 2006 to the Note Purchase Agreement dated July 1, 2001 (22)
(d) Limited Waiver dated as of May 30, 2006 to the Note Purchase Agreement dated July 1, 2001 (24)
10.16	Second Amended and Restated Credit Agreement dated October 13, 2006 (26)
(a) Amendment No. 1 and Consent (to the Second Amended and Restated Credit Agreement) dated November 9, 2007 (29)
10.17	Chicago Bridge & Iron Savings Plan as amended and restated as of January 1, 1997 and including the First, Second, Third, Fourth, Fifth, Sixth and Seventh Amendments (27)
(a) Eighth Amendment to the Chicago Bridge & Iron Savings Plan (25)
(b) Ninth Amendment to the Chicago Bridge & Iron Savings Plan (27)
(c) Tenth Amendment to the Chicago Bridge & Iron Savings Plan (27)
(d) Eleventh Amendment to the Chicago Bridge & Iron Savings Plan (1)

10.18	Severance Agreement and Release and Waiver between the Company and Richard E. Goodrich dated October 8, 2005 (17)
(a) Letter Agreement dated February 13, 2006 amending the Severance Agreement and Release and Waiver between the Company and Richard E. Goodrich (21)
(b) Letter Agreement dated March 31, 2006 amending the Severance Agreement and Release and Waiver between the Company and Richard E. Goodrich (22)
(c) Letter Agreement dated April 28, 2006 amending the Severance Agreement and Release and Waiver between the Company and Richard E. Goodrich (23)
10.19(20)	Stay Bonus Agreement between the Company and Tommy C. Rhodes dated January 27, 2006
10.20(23)	Agreement and Mutual Release between Chicago Bridge & Iron Company (Delaware), Chicago Bridge & Iron Company N.V., Chicago Bridge & Iron Company B.V. and Gerald M. Glenn, executed May 2, 2006
10.21(26)	Series A Credit and Term Loan Agreement dated as of November 6, 2006 among Chicago Bridge & Iron Company N.V., the Co-Obligors, the Lenders party thereto, Bank of America N.A. as Administrative Agent and JPMorgan Chase Bank, National Association, as Letter of Credit Issuer
10.22(26)	Series B Credit and Term Loan Agreement dated as of November 6, 2006 among Chicago Bridge & Iron Company N.V., the Co-Obligors, the Lenders party thereto, Bank of America N.A. as Administrative Agent and JPMorgan Chase Bank, National Association, as Letter of Credit Issuer
10.23(26)	Series C Credit and Term Loan Agreement dated as of November 6, 2006 among Chicago Bridge & Iron Company N.V., the Co-Obligors, the Lenders party thereto, Bank of America N.A. as Administrative Agent and JPMorgan Chase Bank, National Association, as Letter of Credit Issuer
10.24(29)	First Amendment to the Agreements dated as of November 9, 2007 Re: $50,000,000 Letter of Credit and Term Loan Agreement dated as of November 6, 2006, $100,000,000 Letter of Credit and Term Loan Agreement dated as of November 6, 2006, and $125,000,000 Letter of Credit and Term Loan Agreement dated as of November 6, 2006, among Chicago Bridge & Iron Company N.V., Chicago Bridge & Iron Company (Delaware), CBI Services, Inc., CB&I Constructors, Inc., and CB&I Tyler Company, as Co-Obligors, Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer, JPMorgan Chase Bank, N.A., as Letter of Credit Issuer and Joint Book Manager, and the Lenders party thereto
10.25(29)	Term Loan Agreement dated as of November 9, 2007, among Chicago Bridge & Iron Company N.V., as Guarantor, Chicago Bridge & Iron Company, as Borrower, the institutions from time to time parties thereto as Lenders, JPMorgan Chase Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and The Royal Bank of Scotland plc, Wells Fargo Bank, N.A., and Calyon New York Branch, as Documentation Agents
16.2(11)	Letter Regarding Change in Certifying Auditor
21(1)	List of Significant Subsidiaries
23.1(1)	Consent and Report of the Independent Registered Public Accounting Firm
31.1(1)	Certification Pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2(1)	Certification Pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(1)	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(1)	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed herewith

(2)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-18065)

(3)	Incorporated by reference from the Company’s 1997 Form 10-K filed March 31, 1998

(4)	Incorporated by reference from the Company’s 1998 Form 10-Q filed November 12, 1998

(5)	Incorporated by reference from the Company’s 1999 Form 10-Q filed May 14, 1999

(6)	Incorporated by reference from the Company’s 2000 Form 10-K filed March 29, 2001

(7)	Incorporated by reference from the Company’s 2001 Form 8-K filed September 28, 2001

(8)	Incorporated by reference from the Company’s 2003 Form 10-K filed March 15, 2004

(9)	Incorporated by reference from the Company’s 2004 Form 10-Q filed August 9, 2004

(10)	Incorporated by reference from the Company’s 2004 Form 10-K filed March 11, 2005

(11)	Incorporated by reference from the Company’s 2005 Form 8-K filed April 5, 2005

(12)	Incorporated by reference from the Company’s 2005 Form 8-K filed April 20, 2005

(13)	Incorporated by reference from the Company’s 2005 Form 8-K filed May 17, 2005

(14)	Incorporated by reference from the Company’s 2005 Form 8-K filed May 24, 2005

(15)	Incorporated by reference from the Company’s 2005 Form 8-K filed May 25, 2005

(16)	Incorporated by reference from the Company’s 2005 Form 10-Q filed August 8, 2005

(17)	Incorporated by reference from the Company’s 2005 Form 8-K filed October 11, 2005

(18)	Incorporated by reference from the Company’s 2005 Form 8-K filed November 17, 2005

(19)	Incorporated by reference from the Company’s 2006 Form 8-K filed January 13, 2006

(20)	Incorporated by reference from the Company’s 2006 Form 8-K filed February 2, 2006

(21)	Incorporated by reference from the Company’s 2006 Form 8-K filed February 15, 2006

(22)	Incorporated by reference from the Company’s 2006 Form 8-K filed April 3, 2006

(23)	Incorporated by reference from the Company’s 2006 Form 8-K filed May 4, 2006

(24)	Incorporated by reference from the Company’s 2005 Form 10-Q filed June 1, 2006

(25)	Incorporated by reference from the Company’s 2006 Form 10-Q filed August 9, 2006

(26)	Incorporated by reference from the Company’s 2006 Form 10-Q filed November 9, 2006

(27)	Incorporated by reference from the Company’s 2006 Form 10-K filed March 1, 2007

(28)	Incorporated by reference from the Company’s 2007 Form 8-K filed August 30, 2007

(29)	Incorporated by reference from the Company’s 2007 Form 8-K filed November 21, 2007