Form 10-Q
period 2008-03-31
CHICAGO BRIDGE & IRON CO N V
filed 2008-05-01
CIK 1027884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       ☐ Yes       ☑ No
The number of shares outstanding of the registrant’s common stock as of April 30, 2008 – 97,033,262.

CHICAGO BRIDGE & IRON COMPANY N.V.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Revenue	$1,439,424	$857,305
Cost of revenue	1,313,401	773,966

Gross profit	126,023	83,339
Selling and administrative expenses	63,939	36,838
Intangibles amortization	5,893	132
Other operating income, net	(95)	(428)
Earnings of investees accounted for by the equity method	(5,970)	—

Income from operations	62,256	46,797
Interest expense	(4,501)	(1,078)
Interest income	3,247	8,071

Income before taxes and minority interest	61,002	53,790
Income tax expense	(17,081)	(16,137)

Income before minority interest	43,921	37,653
Minority interest in income	(1,748)	(1,058)

Net income	$42,173	$36,595

Net income per share:
Basic	$0.44	$0.38
Diluted	$0.43	$0.38

Weighted average shares outstanding:
Basic	96,052	95,533
Diluted	97,070	96,738

Cash dividends on shares:
Amount	$3,868	$3,860
Per share	$0.04	$0.04
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2008	2007

	(Unaudited)

Assets
Cash and cash equivalents	$405,664	$305,877
Accounts receivable, net of allowance for doubtful accounts of $4,173 in 2008 and $4,230 in 2007	528,830	636,566
Contracts in progress with costs and estimated earnings exceeding related progress billings	560,840	593,095
Deferred income taxes	28,862	20,400
Other current assets	131,629	118,095

Total current assets	1,655,825	1,674,033

Equity investments	116,477	117,835
Property and equipment, net	278,989	254,402
Non-current contract retentions	3,609	3,389
Deferred income taxes	1,486	6,150
Goodwill	941,847	942,344
Other intangibles	259,901	265,794
Other non-current assets	64,140	66,976

Total assets	$3,322,274	$3,330,923

Liabilities

Notes payable	$—	$930
Current maturity of long-term debt	40,000	40,000
Accounts payable	815,993	864,673
Accrued liabilities	277,283	287,281
Contracts in progress with progress billings exceeding related costs and estimated earnings	919,807	963,841
Income taxes payable	14,124	13,058

Total current liabilities	2,067,207	2,169,783

Long-term debt	160,000	160,000
Other non-current liabilities	307,298	262,563
Minority interest in subsidiaries	13,602	11,858

Total liabilities	2,548,107	2,604,204

Shareholders’ Equity

Common stock, Euro .01 par value; shares authorized: 250,000,000 in 2008 and 2007;
shares issued: 99,073,635 in 2008 and 2007;
shares outstanding: 96,951,856 in 2008 and 96,690,920 in 2007	1,154	1,154
Additional paid-in capital	367,455	355,487
Retained earnings	479,133	440,828
Stock held in Trust	(31,426)	(21,493)
Treasury stock, at cost; 2,121,779 shares in 2008 and 2,382,715 shares in 2007	(68,113)	(69,109)
Accumulated other comprehensive income	25,964	19,852

Total shareholders’ equity	774,167	726,719

Total liabilities and shareholders’ equity	$3,322,274	$3,330,923

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Cash Flows from Operating Activities
Net income	$42,173	$36,595
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,278	7,193
Deferred taxes	(7,308)	6,878
Share-based compensation expense	13,394	6,871
Gain on sale of property, plant and equipment	(95)	(428)
Unrealized (gain) loss on foreign currency hedge ineffectiveness	(841)	617
Excess tax benefits from share-based compensation	(3,017)	(3,610)
Change in operating assets and liabilities (see below)	71,235	49,415

Net cash provided by operating activities	134,819	103,531

Cash Flows from Investing Activities

Capital expenditures	(20,041)	(22,518)
Proceeds from sale of property, plant and equipment	166	1,405

Net cash used in investing activities	(19,875)	(21,113)

Cash Flows from Financing Activities

Decrease in notes payable	(930)	(503)
Excess tax benefits from share-based compensation	3,017	3,610
Purchase of treasury stock associated with stock plans/repurchase program	(15,553)	(20,945)
Issuance of common stock associated with stock plans	—	1,262
Issuance of treasury stock associated with stock plans	2,177	1,697
Dividends paid	(3,868)	(3,860)

Net cash used in financing activities	(15,157)	(18,739)

Increase in cash and cash equivalents	99,787	63,679
Cash and cash equivalents, beginning of the year	305,877	619,449

Cash and cash equivalents, end of the period	$405,664	$683,128

Change in Operating Assets and Liabilities

Decrease in receivables, net	$107,736	$49,961
Change in contracts in progress, net	(25,401)	10,596
(Increase) decrease in non-current contract retentions	(220)	6,941
(Decrease) increase in accounts payable	(48,680)	740
Decrease (increase) in other current and non-current assets	2,533	(16,419)
Change in income taxes payable	7,839	3,723
Increase (decrease) in accrued and other non-current liabilities	25,763	(7,660)
Increase in other	1,665	1,533

Total	$71,235	$49,415

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
($ values in thousands, except per share data)
(Unaudited)
1. Significant Accounting Policies
Basis of Presentation—The accompanying unaudited condensed consolidated financial statements for Chicago Bridge & Iron Company N.V. (“CB&I” or the “Company”) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, our unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our financial position as of March 31, 2008, our results of operations for each of the three-month periods ended March 31, 2008 and 2007, and our cash flows for each of the three-month periods ended March 31, 2008 and 2007. The condensed consolidated balance sheet at December 31, 2007 is derived from the December 31, 2007 audited consolidated financial statements.
Although management believes the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations and cash flows for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2007.
Revenue Recognition—Revenue is primarily recognized using the percentage-of-completion method. Our contracts are usually awarded on a competitive bid and negotiated basis. We offer our customers a range of contracting options, including fixed-price, cost reimbursable and hybrid approaches. Contract revenue is primarily accrued based on the percentage that actual costs-to-date bear to total estimated costs. We utilize this cost-to-cost approach as we believe this method is less subjective than relying on assessments of physical progress. We follow the guidance of Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” (“SOP 81-1”) for accounting policies relating to our use of the percentage-of-completion method, estimating costs, revenue recognition, including the recognition of profit incentives, combining and segmenting contracts and unapproved change order/claim recognition. Under the cost-to-cost approach, while the most widely recognized method used for percentage-of-completion accounting, the use of estimated cost to complete each contract is a significant variable in the process of determining income earned and is a significant factor in the accounting for contracts. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates.
Contract revenue reflects the original contract price adjusted for approved change orders and estimated minimum recoveries of unapproved change orders and claims. We recognize revenue associated with unapproved change orders and claims to the extent that related costs have been incurred when recovery is probable and the value can be reliably estimated. At March 31, 2008 and December 31, 2007, we had projects with outstanding unapproved change orders/claims of $109,263 and $96,336, respectively, factored into the determination of their revenue and estimated costs. We anticipate reaching agreement with our customers during 2008.
Losses expected to be incurred on contracts in progress are charged to earnings in the period such losses are known. Charges to earnings include the reversal of any profit recognized on the project in prior periods. For the period ended March 31, 2008, we recognized provisions for additional costs associated with a project in a loss position in our Europe, Africa and Middle East (“EAME”) segment that resulted in a $12,850 charge to earnings during the period. There were no significant provisions for additional costs associated with contracts projected to be in a material loss position during the period ended March 31, 2007.
Costs and estimated earnings to date in excess of progress billings on contracts in progress represent the cumulative revenue recognized less the cumulative billings to the customer. Any billed revenue that has not been collected is reported as accounts receivable. Unbilled revenue is reported as contracts in progress with costs and estimated earnings exceeding related progress billings on the condensed consolidated balance sheets. The timing of when we bill our customers is generally based on advance billing terms or contingent upon completion of certain phases of the work, as stipulated in the contract. Progress billings in accounts receivable at March 31, 2008 and December 31, 2007 included retentions totaling $48,510 and $58,780, respectively, to be collected within one year. Contract retentions collectible beyond one year are included in non-current contract retentions on the condensed consolidated balance sheets. Cost of revenue includes direct contract costs such as material and construction labor, and indirect costs which are attributable to contract activity.
Foreign Currency—The nature of our business activities involves the management of various financial and market risks, including those related to changes in currency exchange rates. The effects of translating financial statements of foreign operations into our reporting currency are recognized in accumulated other comprehensive income/loss within shareholders’ equity as cumulative translation adjustment, net of tax, which includes tax credits associated with the translation adjustment. Foreign currency exchange gains/(losses) are included in the condensed consolidated statements of income within cost of revenue.
New Accounting Standards—The FASB has issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, and accordingly, does not require any new fair value measurements. SFAS No. 157 became effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this standard during the first quarter of 2008 did not have a material impact on our consolidated financial position, results of operations or cash flows. For specific disclosure requirements under this standard, see Note 6 to our condensed consolidated financial statements.
Per Share Computations—Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of dilutive securities, consisting of employee stock options, restricted shares, performance shares (where performance criteria have been met) and directors’ deferred fee shares.
The following schedule reconciles the income and shares utilized in the basic and diluted EPS computations:

	Three Months Ended
	March 31,
	2008	2007

Net income	$42,173	$36,595

Weighted average shares outstanding — basic	96,052	95,533
Effect of stock options/restricted shares/performance shares	955	1,142
Effect of directors’ deferred fee shares	63	63

Weighted average shares outstanding — diluted	97,070	96,738

Net income per share

Basic	$0.44	$0.38
Diluted	$0.43	$0.38

2. Acquisitions
On November 16, 2007, we acquired all of the outstanding shares of Lummus Global (“Lummus”) from Asea Brown Boveri Ltd. (“ABB”) for a purchase price of approximately $820,871, net of cash acquired and including transaction costs. Lummus’s operations include on/near shore engineering, procurement, construction and technology operations. Lummus supplies a comprehensive range of services to the global oil, gas and petrochemical industries, including the design and supply of production facilities, refineries and petrochemical plants.
The balances included in the March 31, 2008 condensed consolidated balance sheet associated with this acquisition are based upon preliminary information and are subject to change when additional information concerning final asset and liability valuations is obtained.
3. Stock Plans
During the three months ended March 31, 2008 and 2007, we recognized $13,394 and $6,871, respectively, of share-based compensation expense reported as selling and administrative expense in the accompanying condensed consolidated statements of income. See Note 13 of our Consolidated Financial Statements in our 2007 Form 10-K for additional information related to our stock-based compensation plans.
During the three months ended March 31, 2008, we granted 180,614 stock options with a weighted-average per share fair value of $19.62 and a weighted-average exercise price per share of $46.23. Using the Black-Scholes option-pricing model, the fair value of each option grant was estimated on the date of grant based on the following weighted-average assumptions: risk-free interest rate of 3.30%, expected dividend yield of 0.35%, expected volatility of 40.22% and an expected life of 6 years.
Expected volatility is based on the historical volatility of our stock. We use historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
During the three months ended March 31, 2008, 397,995 restricted shares and 256,198 performance shares were granted, each with a weighted-average per share grant-date fair value of $45.36.
The changes in common stock, additional paid-in capital, stock held in trust and treasury stock since December 31, 2007 primarily relate to activity associated with our stock plans. Our treasury stock also reflects the impact of our share repurchase program.
4. Comprehensive Income
Comprehensive income for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended
	March 31,
	2008	2007

Net income	$42,173	$36,595
Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(6,732)	635
Change in unrealized loss on debt securities	—	10
Change in unrealized fair value of cash flow hedges (1)	12,887	543
Change in unrecognized net prior service pension credits	(40)	(46)
Change in unrecognized net actuarial pension (gains) losses	(3)	19

Comprehensive income	$48,285	$37,756

(1)	The total unrealized fair value gain on cash flow hedges is recorded under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The total cumulative unrealized fair value gain on cash flow hedges recorded within accumulated other comprehensive income as of March 31, 2008 totaled $31,656, net of tax of $3,743. Of this amount, $30,168 of unrealized gain, net of tax of $2,985, is expected to be reclassified into earnings during the next 12 months due to settlement of the related contracts. Offsetting the unrealized gain on cash flow hedges is an unrealized loss on the underlying transactions, to be recognized when settled. See Note 6 to our condensed consolidated financial statements for additional discussion relative to our financial instruments.
Accumulated other comprehensive income reported on our balance sheet at March 31, 2008 includes the following, net of tax: $4,536 of currency translation adjustment loss, $31,656 of unrealized fair value gain on cash flow hedges, $835 of unrecognized net prior service pension credits and $1,991 of unrecognized net actuarial pension losses.
5. Goodwill and Other Intangibles
Goodwill
At March 31, 2008 and December 31, 2007, our goodwill balances were $941,847 and $942,344, respectively, attributable to the excess of the purchase price over the fair value of assets and liabilities acquired relative to our recent acquisition of Lummus, as well as previous acquisitions within our North America and EAME segments.
The decrease in goodwill primarily relates to a reduction in accordance with SFAS No. 109, “Accounting for Income Taxes,” where tax goodwill exceeded book goodwill in our North America segment.
The change in goodwill for the three months ended March 31, 2008 is as follows:

Total
Balance at December 31, 2007	$942,344
Tax goodwill in excess of book goodwill	(492)
Foreign currency translation	(5)

Balance at March 31, 2008	$941,847

Impairment Testing—SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) states that goodwill and indefinite-lived intangible assets are no longer amortized to earnings, but instead are reviewed for impairment at least annually via a two-phase process, absent any indicators of impairment. The first phase screens for impairment, while the second phase (if necessary) measures impairment. We have elected to perform our annual analysis during the fourth quarter of each year based upon goodwill balances as of the beginning of the fourth quarter. Impairment testing of goodwill is accomplished by comparing an estimate of discounted future cash flows to the net book value of each reporting unit. No indicators of goodwill impairment have been identified during 2008. There can be no assurance that future goodwill impairment tests will not result in additional charges to earnings.
Other Intangible Assets
In accordance with SFAS No. 142, the following table provides information concerning our other intangible assets for the periods ended March 31, 2008 and December 31, 2007:

	March 31, 2008		December 31, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets (weighted average life)
Technology (15 years)	$206,376	$(5,866)	$206,376	$(2,417)
Tradenames (9 years)	38,817	(2,937)	38,817	(1,390)
Backlog (4 years)	14,800	(1,565)	14,800	(517)
Lease agreements (9 years)	6,600	542	6,600	180
Non-compete agreements (7 years)	6,200	(3,066)	6,200	(2,855)

Total amortizable intangible assets	$272,793	$(12,892)	$272,793	$(6,999)

The changes in other intangibles compared with 2007 relate to additional amortization expense totaling $767, $983 and $4,143 within our North America, EAME and Lummus Technology segments, respectively.
6. Financial Instruments
Forward Contracts—Although we do not engage in currency speculation, we periodically use hedges, primarily forward contracts, to mitigate certain operating exposures, as well as to hedge intercompany loans utilized to finance non-U.S. subsidiaries.
At March 31, 2008, our outstanding contracts to hedge intercompany loans and certain operating exposures are summarized as follows:

		Contract	Weighted Average
Currency Sold	Currency Purchased	Amount (1)	Contract Rate

Forward contracts to hedge intercompany loans: (2)
British Pound	U.S. Dollar	$148,804	0.50
U.S. Dollar	Canadian Dollar	$55,998	0.98
U.S. Dollar	Euro	$23,015	0.65
U.S. Dollar	South African Rand	$2,633	7.76
U.S. Dollar	Australian Dollar	$95,848	1.08
U.S. Dollar	Czech Republic Koruna	$18,961	16.03
U.S. Dollar	Singapore Dollar	$5,445	1.37

Contracts to hedge certain operating exposures: (3)
U.S. Dollar	Euro	$84,161	0.71
U.S. Dollar	Chilean Unidad de Fomento (4)	$75,105	0.03
U.S. Dollar	British Pound	$10,177	0.50
U.S. Dollar	Norwegian Krone	$1,313	5.35
British Pound	Euro	£16,150	1.45
British Pound	Swiss Francs	£2,666	2.34
British Pound	Japanese Yen	£2,156	216.72

(1)	Represents the notional U.S. dollar equivalent at inception of the contract, with the exception of forward contracts to sell: 16,150 British Pounds for 23,411 Euros, 2,666 British Pounds for 6,228 Swiss Francs and 2,156 British Pounds for 467,321 Japanese Yen. These contracts are denominated in British Pounds and equate to approximately $41,602 at March 31, 2008.

(2)	These contracts, for which we do not seek hedge accounting treatment under SFAS No. 133, generally mature within seven days of quarter-end and are marked-to-market within cost of revenue in the condensed consolidated income statement, generally offsetting any translation gains/losses on the underlying transactions.

(3)	Represent primarily forward contracts that hedge forecasted transactions and firm commitments and generally mature within two years of quarter-end. Certain of our hedges are designated as “cash flow hedges” under SFAS No. 133. We exclude forward points, which represent the time value component of the fair value of our derivative positions, from our hedge assessment analysis. This time value component is recognized as ineffectiveness within cost of revenue in the condensed consolidated statement of income and was an unrealized loss totaling approximately $387 during the three months ended March 31, 2008. Additionally, certain of these hedges have become ineffective as it has become probable that their underlying forecasted transactions will not occur within their originally specified periods of time, or at all. The unrealized hedge fair value gain associated with these ineffective instruments, as well as instruments for which we do not seek hedge accounting treatment, totaled $1,228 and was recognized within cost of revenue in the condensed consolidated statement of income. Our total unrealized hedge fair value gain recognized within cost of revenue for the three months ended March 31, 2008 was $841.

(4)	Represents an inflationary-adjusted currency that is indexed to the Chilean Peso.
Interest Rate Swap—During the fourth quarter of 2007 we entered a swap arrangement to hedge against interest rate variability associated with our $200,000 term loan. The swap arrangement was designated as a cash flow hedge under SFAS No. 133 as the critical terms matched those of the term loan at inception and as of March 31, 2008.
SFAS 157
As discussed in Note 1 to the condensed consolidated financial statements, we adopted SFAS 157 during the first quarter of 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about assets and liabilities measured at fair value. The new standard provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. The standard also establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The standard requires consideration of our credit quality when valuing liabilities.
We reviewed our derivative valuations using all available evidence including recent transactions in the marketplace, indicative pricing services and the results of back-testing similar types of transactions. The adoption of SFAS 157 did not have a significant impact on our condensed consolidated statement of income or balance sheet for the period ending March 31, 2008.
Valuation Hierarchy—SFAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Following is a description of the valuation methodologies used for our instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.
Derivatives—Exchange traded derivatives valued using quoted prices are classified within level 1 of the valuation hierarchy. However, few classes of derivative contracts are listed on an exchange; thus, the majority of our derivative positions are valued using internally developed models that use as their basis readily observable market parameters and are classified within level 2 of the valuation hierarchy. Such derivatives include basic interest rate swaps, forward contracts, and options. In some cases derivatives may be valued based upon models with significant unobservable market parameters. These would be classified within level 3 of the valuation hierarchy. As of March 31, 2008, we did not have any level 3 classifications.
The following table presents our financial instruments carried at fair value as of March 31, 2008, by caption on the condensed consolidated balance sheet and by SFAS 157 valuation hierarchy (as described above):

				Total carrying
		Internal models with	Internal models with	value in the
	Quoted market	significant	significant	condensed
	prices in active	observable market	unobservable market	consolidated
	markets (Level 1)	parameters (Level 2) (1)	parameters (Level 3)	balance sheet

Assets
Other current assets	$—	$35,339	$—	$35,339
Other non-current assets	—	676	—	676

Total Assets at fair value	$—	$36,015	$—	$36,015

Liabilities
Accrued liabilities	$—	$(4,998)	$—	$(4,998)
Other non-current liabilities	—	(6,410)	—	(6,410)

Total Liabilities at fair value	$—	$(11,408)	$—	$(11,408)

(1)	These fair values are inclusive of outstanding forward contracts to hedge intercompany loans and certain operating exposures, as well as the swap arrangement entered to hedge against interest rate variability associated with our $200,000 term loan.
7. Retirement Benefits
We previously disclosed in our financial statements for the year ended December 31, 2007 that in 2008, we expected to contribute $18,132 and $3,759 to our defined benefit and other postretirement plans, respectively. The following table provides updated contribution information for our defined benefit and postretirement plans as of March 31, 2008:

		Other
	Defined	Postretirement
	Benefit Plans	Benefits
Contributions made through March 31, 2008	$10,112	$492
Remaining contributions expected for 2008	8,832	2,571

Total contributions expected for 2008	$18,944	$3,063

Components of Net Periodic Benefit Cost

	Defined		Other Postretirement
	Benefit Plans		Benefits
Three months ended March 31,	2008	2007	2008	2007

Service cost	$3,020	$1,232	$425	$321
Interest cost	7,772	1,811	792	497
Expected return on plan assets	(7,436)	(2,405)	—	—
Amortization of prior service costs (credits)	10	6	(67)	(67)
Recognized net actuarial loss (gain)	116	22	(42)	3

Net periodic benefit cost	$3,482	$666	$1,108	$754

8. Segment Information
Subsequent to our recent acquisition of Lummus in November 2007, we have reorganized our internal reporting structure based on similar products and services. We manage the engineering, procurement and construction (“EPC”) component of our operations by four geographic segments: North America; Europe, Africa and Middle East; Asia Pacific; and Central and South America, as each geographic segment offers similar services. The EPC operations of our recent Lummus acquisition have been integrated into our North America and EAME segments based upon the geographic location of operations. Additionally, the results of the technology component of the Lummus acquisition are reported separately, as they offer separate services.
The Chief Executive Officer evaluates the performance of these segments based on revenue and income from operations. Each segment’s performance reflects the allocation of corporate costs, which were based primarily on revenue. Intersegment revenue is not material.

	Three Months Ended
	March 31,
	2008	2007

Revenue
EPC
North America	$506,517	$430,144
Europe, Africa and Middle East	377,761	282,984
Asia Pacific	149,549	85,421
Central and South America	308,486	58,756
Lummus Technology	97,111	—

Total revenue	$1,439,424	$857,305

Income (Loss) From Operations

EPC
North America	$(1,792)	$29,516
Europe, Africa and Middle East	2,684	8,016
Asia Pacific	11,381	5,797
Central and South America	27,750	3,468
Lummus Technology	22,233	—

Total income from operations	$62,256	$46,797

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
We believe that the FTC’s Order and Opinion are inconsistent with the law and the facts presented at trial, in the appeal to the Commission, as well as new evidence following the close of the record. We have filed a petition for review of the FTC Order and Opinion with the U.S. Court of Appeals for the Fifth Circuit. Oral arguments occurred on May 2, 2007. On January 25, 2008, we received the decision of the Fifth Circuit Court of Appeals regarding our appeal of the Order, which denied our petition to review the Order. On March 10, 2008, we filed a Petition for Panel Rehearing and a Petition for Rehearing En Banc in the U.S. Court of Appeals for the Fifth Circuit. The Court subsequently ordered the FTC to respond to our Petition for Rehearing En Banc. On March 31, 2008, the FTC filed a response to our petition. The Fifth Circuit has not yet ruled on the petitions for rehearing.
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
On July 5, 2006, a single Consolidated Amended Complaint was filed in the Welmon action in the Southern District of New York consolidating all previously filed actions. We and the individual defendants filed a motion to dismiss the Complaint, which was denied by the Court. On March 2, 2007, the lead plaintiffs filed a motion for class certification, and we and the individual defendants filed an opposition to class certification on April 2, 2007. After an initial hearing on the motion for class certification held on May 29, 2007, the Court scheduled another hearing to be held on November 13-14, 2007, to resolve factual issues regarding the typicality and adequacy of the proposed class representatives. The parties agreed to a rescheduling of the hearing to a later date.
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
Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Through March 31, 2008, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 4,700 plaintiffs, and of those claims, approximately 1,500 claims were pending and 3,200 have been closed through dismissals or settlements. Through March 31, 2008, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount per claim of approximately one thousand dollars. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. We review each case on its own merits and make accruals based on the probability of loss and our ability to estimate the amount of liability and related expenses, if any. We do not currently believe that any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow and at March 31, 2008 we had accrued $1,593 for liability and related expenses. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that may be expected to be recoverable because of the variability in the coverage amounts, deductibles, limitations and viability of carriers with respect to our insurance policies for the years in question.
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
We believe that we are currently in compliance, in all material respects, with all environmental laws and regulations. We do not anticipate that we will incur material capital expenditures for environmental controls or for investigation or remediation of environmental conditions during the remainder of 2008 or 2009.

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
Results of Operations
New Awards/Backlog—During the three months ended March 31, 2008, new awards, representing the value of new project commitments received during a given period, were $943.0 million, compared with $2.1 billion in the same 2007 period. These commitments are included in backlog until work is performed and revenue is recognized or until cancellation. Our new awards were primarily distributed among our North America, EAME, Asia Pacific (“AP”) and Lummus Technology segments, representing 30%, 20%, 19% and 25% of new awards during the quarter, respectively. The decrease in new awards as compared to the prior year period is primarily due to the impact of the Peru LNG liquefaction award within our CSA segment during the first quarter 2007, valued in excess of $1.5 billion. Significant awards during the current quarter included a process technology and engineering package for ethylene plant cracking heaters in the Middle East, valued at approximately $140.0 million, and the design and construction of storage tanks and associated works for a refinery expansion in Australia, valued in excess of $130.0 million.
Backlog increased $1.6 billion or 27% to $7.3 billion at March 31, 2008 compared with the year-earlier period, primarily due to the impact of approximately $1.2 billion of backlog acquired with our acquisition of Lummus in the fourth quarter of 2007 and significant awards during the second quarter of 2007.
Revenue—Revenue during the three months ended March 31, 2008 of $1.4 billion increased $582.1 million, or 68%, compared with the corresponding period in 2007 of which Lummus accounted for approximately $220.0 million. Revenue grew $76.4 million, or 18% in the North America segment, primarily as a result of progress on LNG work in the region. Revenue increased $94.8 million, or 33%, in the EAME segment due mainly to the impact of the acquired EPC business of Lummus. Revenue increased $64.1 million, or 75% in the AP segment as a result of higher backlog going into the year, and revenue increased more than fourfold in the Central and South America segment, mainly due to progress on significant projects awarded during 2007.
Gross Profit—Gross profit in the first quarter of 2008 was $126.0 million, or 8.8% of revenue, compared with $83.3 million, or 9.7% of revenue, for the same period in 2007. The change in gross profit level as a percentage of revenue in the first quarter of 2008 compared with the comparable period of 2007 is due to the factors described below.
North America
Our North America segment was unfavorably impacted by increased forecasted materials and associated construction labor costs on a project in the United States. As a result of the increase in forecasted costs, we recognized a $19.1 million charge to earnings in the current period. Our 2007 gross profit was higher as a result of cancellation provisions associated with an LNG tank project in Canada.

EAME
Our EAME segment was unfavorably impacted by increased forecasted construction costs on two projects in the United Kingdom. We increased our forecasted costs to complete these projects as a result of lower than expected labor productivity and schedule impacts, which increased our project management and field labor estimates.
As a result of the above noted factors, we recognized a $20.7 million charge to earnings during the first quarter associated with these two projects. If these issues are not resolved for amounts currently included in our estimates or the project schedule extends longer than anticipated, our future results of operations would be negatively impacted.
Other
The decrease in gross profit as a percentage of revenue resulting from the above noted factors was partly offset by the impact of higher revenue volume within our CSA and AP segments and margins associated with the technology division of our recently acquired Lummus business.
Unapproved Change Orders/Claims—At March 31, 2008 and December 31, 2007 we had projects with outstanding unapproved change orders/claims of $109.3 million and $96.3 million, respectively, factored into the determination of their revenue and estimated costs.
Selling and Administrative Expenses—Selling and administrative expenses for the three months ended March 31, 2008 were $63.9 million, or 4.4% of revenue, compared with $36.8 million, or 4.3% of revenue, for the comparable period in 2007. The increase in absolute dollars compared with 2007 primarily relates to incremental expense associated with the acquired operations of Lummus and higher share-based compensation costs attributable to the inclusion of Lummus participants and a more significant charge for the acceleration of expense for participants who are eligible to retire.
Income from Operations—Income from operations for the three months ended March 31, 2008 was $62.3 million, compared with $46.8 million for the corresponding 2007 period. As described above, our first quarter 2008 results were favorably impacted by higher revenue volume and the impact of the acquired Lummus operations, partly offset by higher selling and administrative costs.
Interest Expense and Interest Income—Interest expense for the three months ended March 31, 2008 was $4.5 million, compared with $1.1 million for the corresponding 2007 period. The $3.4 million increase was primarily due to higher average debt levels resulting from borrowings to fund a portion of our Lummus acquisition. Borrowings associated with the Lummus acquisition included a $200.0 million five-year term loan. Interest income for the first quarter 2008 of $3.2 million decreased $4.8 million compared to the prior year period due to lower short-term investment levels resulting from cash utilized to fund the balance of our Lummus acquisition.
Income Tax Expense—Income tax expense for the three months ended March 31, 2008 was $17.1 million, or 28.0% of pre-tax income, compared with an income tax expense of $16.1 million, or 30.0%, in the prior year period. The rate decrease compared with the corresponding period of 2007 is primarily due to the favorable settlement of contingent tax obligations.
Minority Interest in Income—Minority interest in income for the three months ended March 31, 2008 was $1.7 million compared with $1.1 million for the comparable period in 2007. The changes compared with 2007 are commensurate with the levels of operating income for the contracting entities.

Liquidity and Capital Resources
At March 31, 2008, cash and cash equivalents totaled $405.7 million.
Operating–During the first three months of 2008, our operations generated $134.8 million of cash flows primarily as a result of profitability and decreased accounts receivable levels. The decrease in accounts receivable primarily resulted from cash collections on significant projects within our North America, EAME and CSA segments.
Investing–In the first three months of 2008, we incurred $20.0 million for capital expenditures, primarily in support of projects in our North America and EAME segments.
We continue to evaluate and selectively pursue opportunities for additional expansion of our business through acquisition of complementary businesses. These acquisitions, if they arise, may involve the use of cash or may require further debt or equity financing.
Financing–During the first three months of 2008, net cash flows used in financing activities totaled $15.2 million. Purchases of treasury stock totaled $15.6 million (approximately 0.4 million shares at an average price of $42.37 per share) which included cash payments of approximately $10.1 million for the repurchase of 0.3 million shares of our stock and $5.5 million for withholding taxes on taxable share distributions, for which we withheld approximately 0.1 million shares. Uses of cash also included $3.9 million for the payment of dividends. Our annual 2008 dividend is expected to be in the $15.0 to $16.0 million range. Cash provided by financing activities included $2.2 million from the issuance of treasury shares and a $3.0 million reclassification of benefits associated with tax deductions in excess of recognized compensation cost from an operating to a financing cash flow as required by SFAS No. 123(R).
Our primary internal source of liquidity is cash flow generated from operations. Capacity under a revolving credit facility is also available, if necessary, to fund operating or investing activities. We have a five-year $1.1 billion, committed and unsecured revolving credit facility, which terminates in October 2011. As of March 31, 2008, no direct borrowings were outstanding under the revolving credit facility, but we had issued $332.7 million of letters of credit under the five-year facility. Such letters of credit are generally issued to customers in the ordinary course of business to support advance payments, as performance guarantees, or in lieu of retention on our contracts. As of March 31, 2008, we had $767.3 million of available capacity under this facility. The facility contains certain restrictive covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum net worth level, among other restrictions. The facility also places restrictions on us with regard to subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, and mergers and acquisitions, among other restrictions.
In addition to the revolving credit facility, we have three committed and unsecured letter of credit and term loan agreements (the “LC Agreements”) with Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, National Association, and various private placement note investors. Under the terms of the LC Agreements, either banking institution can issue letters of credit (the “LC Issuers”). In the aggregate, the LC Agreements provide up to $275.0 million of capacity. As of March 31, 2008, no direct borrowings were outstanding under the LC Agreements, but we had issued $274.9 million of letters of credit among all three tranches of LC Agreements. Tranche A, a $50.0 million facility, and Tranche B, a $100.0 million facility, were fully utilized. Both Tranche A and Tranche B are five-year facilities which terminate in November 2011. Tranche C, is an eight-year, $125.0 million facility expiring in November 2014. As of March 31, 2008, we had issued $124.9 million of letters of credit under Tranche C, leaving $0.1 million of available capacity. The LC Agreements contain certain restrictive covenants, such as a minimum net worth level, a minimum fixed charge coverage ratio and a maximum leverage ratio. The LC Agreements also include restrictions with regard to subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, affiliate transactions, sales and leasebacks, and mergers and acquisitions, among other restrictions. In the event of default under the LC Agreements, including our failure to reimburse a draw against an issued letter of credit, the LC Issuer could transfer its claim against us, to the extent such amount is due and payable by us under the LC Agreements, to the private placement note investors, creating a term loan that is due and payable no later than the stated maturity of the respective LC Agreement. In addition to quarterly letter of credit fees and, to the extent that a term loan is in effect, we would be assessed a floating rate of interest over LIBOR.
We also have various short-term, uncommitted revolving credit facilities across several geographic regions of approximately $1.3 billion. These facilities are generally used to provide letters of credit or bank guarantees to customers in the ordinary course of business to support advance payments, as performance guarantees or in lieu of retention on our contracts. At March 31, 2008, we had available capacity of $333.0 million under these uncommitted facilities. In addition to providing letters of credit or bank guarantees, we also issue surety bonds in the ordinary course of business to support our contract performance.
In addition, we have a $200.0 million, five-year, unsecured term loan facility (the “Term Loan”) with JPMorgan Chase Bank, National Association, as administrative agent and Bank of America, N.A., as syndication agent. The Term Loan was fully utilized upon closing of the Lummus acquisition in November 2007. Interest under the Term Loan is based upon LIBOR plus an applicable floating spread, and paid quarterly in arrears. We also have an interest rate swap that provides for an interest rate of approximately 5.33%, inclusive of the applicable floating spread. The Term Loan will be repaid in equal installments of $40.0 million per year, with the last principal payment due in November 2012.
The Term Loan contains similar restrictive covenants to the ones noted above for the revolving credit facility.
As of March 31, 2008, the following commitments were in place to support our ordinary course obligations:

	Amounts of Commitments by Expiration Period
(In thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Letters of Credit/Bank Guarantees	$1,535,195	$553,804	$932,279	$47,527	$1,585
Surety Bonds	216,298	155,235	61,063	—	—

Total Commitments	$1,751,493	$709,039	$993,342	$47,527	$1,585

Note: Letters of credit include $32,949 of letters of credit issued in support of our insurance program.
We believe cash on hand, funds generated by operations, amounts available under existing credit facilities and external sources of liquidity, such as the issuance of debt and equity instruments, will be sufficient to finance capital expenditures, the settlement of commitments and contingencies (as more fully described in Note 9 to our condensed consolidated financial statements) and working capital needs for the foreseeable future. However, there can be no assurance that such funding will be available, as our ability to generate cash flows from operations and our ability to access funding under the revolving credit facility and LC Agreements may be impacted by a variety of business, economic, legislative, financial and other factors which may be outside of our control. Additionally, while we currently have significant, uncommitted bonding facilities, primarily to support various commercial provisions in our engineering and construction and technology contracts, a termination or reduction of these bonding facilities could result in the utilization of letters of credit in lieu of performance bonds, thereby reducing our available capacity under the revolving credit facility. Although we do not anticipate a reduction or termination of the bonding facilities, there can be no assurance that such facilities will be available at reasonable terms to service our ordinary course obligations.
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
Contract revenue reflects the original contract price adjusted for approved change orders and estimated minimum recoveries of unapproved change orders and claims. We recognize revenue associated with unapproved change orders and claims to the extent that related costs have been incurred when recovery is probable and the value can be reliably estimated. At March 31, 2008 and December 31, 2007, we had projects with outstanding unapproved change orders/claims of $109.3 million and $96.3 million, respectively, factored into the determination of their revenue and estimated costs. We anticipate reaching agreement with our customers during 2008. If the final settlements are less than the approved change orders and claims, our results of operations could be negatively impacted.
Losses expected to be incurred on contracts in progress are charged to earnings in the period such losses are known. Charges to earnings include the reversal of any profit recognized on the project in prior periods. For the period ended March 31, 2008, we recognized provisions for additional costs associated with a project in a loss position in our EAME segment that resulted in a $12.9 million charge to earnings during the period. There were no significant provisions for additional costs associated with contracts projected to be in a material loss position during the period ended March 31, 2007.

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
Financial Instruments—Although we do not engage in currency speculation, we periodically use hedges, primarily forward contracts, to mitigate certain operating exposures, as well as hedge intercompany loans utilized to finance non-U.S. subsidiaries. Hedge contracts utilized to mitigate operating exposures are generally designated as “cash flow hedges” under SFAS No. 133. Therefore, gains and losses, exclusive of forward points, associated with marking highly effective instruments to market are included in accumulated other comprehensive income/loss on the condensed consolidated balance sheets, while the gains and losses associated with instruments deemed ineffective during the period and instruments for which we do not seek hedge accounting treatment are recognized within cost of revenue in the condensed consolidated statements of income. Changes in the fair value of forward points are recognized within cost of revenue in the condensed consolidated statements of income. Additionally, gains or losses on forward contracts to hedge intercompany loans are included within cost of revenue in the condensed consolidated statements of income. We have also entered a swap arrangement to hedge against interest rate variability associated with our $200.0 million term loan. The swap arrangement is designated as a cash flow hedge under SFAS No. 133 as the critical terms matched those of the term loan at inception and as of March 31, 2008. We will continue to assess hedge effectiveness of the swap transaction prospectively. Our other financial instruments are not significant.
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
Under the guidance of Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS 109, Accounting for Income Taxes” (“FIN 48”), we provide for income taxes in situations where we have and have not received tax assessments. Taxes are provided in those instances where we consider it probable that additional taxes will be due in excess of amounts reflected in income tax returns filed worldwide. As a matter of standard policy, we continually review our exposure to additional income taxes due and as further information is known, increases or decreases, as appropriate, may be recorded in accordance with FIN 48.
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
Recoverability of Goodwill—We have adopted SFAS No. 142 which states that goodwill and indefinite-lived intangible assets are to be reviewed annually for impairment. The goodwill impairment analysis required under SFAS No. 142 requires us to allocate goodwill to our reporting units, compare the fair value of each reporting unit with our carrying amount, including goodwill, and then, if necessary, record a goodwill impairment charge in an amount equal to the excess, if any, of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. The primary method we employ to estimate these fair values is the discounted cash flow method. This methodology is based, to a large extent, on assumptions about future events that may or may not occur as anticipated, and such deviations could have a significant impact on the estimated fair values calculated. These assumptions include, but are not limited to, estimates of future growth rates, discount rates and terminal values of reporting units. Our goodwill balance at March 31, 2008 was $941.8 million.
Forward-Looking Statements
This quarterly report on Form 10-Q contains “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty. The forward-looking statements may include, but are not limited to, (and you should read carefully) any statements containing the words “expect,” “believe,” “anticipate,” “project,” “estimate,” “predict,” “intend,” “should,” “could,” “may,” “might,” or similar expressions or the negative of any of these terms.
Forward-looking statements involve known and unknown risks and uncertainties. In addition to the material risks listed under “Item 1A. Risk Factors,” as set forth in our Form 10-K for the year ended December 31, 2007 filed with the SEC, that may cause our actual results, performance or achievements to be materially different from those expressed or implied by any forward-looking statements, the following are some, but not all, of the factors that might cause or contribute to such differences:
•	our ability to realize cost savings from our expected execution performance of contracts;

•	the uncertain timing and the funding of new contract awards, and project cancellations and operating risks;

•	cost overruns on fixed price or similar contracts whether as the result of improper estimates or otherwise;

•	risks associated with percentage-of-completion accounting;

•	our ability to settle or negotiate unapproved change orders and claims;

•	changes in the costs or availability of, or delivery schedule for, equipment, components, materials, labor or subcontractors;

•	adverse impacts from weather may affect our performance and timeliness of completion, which could lead to increased costs and affect the costs or availability of, or delivery schedule for, equipment, components, materials, labor or subcontractors;

•	increased competition;

•	fluctuating revenue resulting from a number of factors, including the cyclical nature of the individual markets in which our customers operate;

•	lower than expected activity in the hydrocarbon industry, demand from which is the largest component of our revenue;

•	lower than expected growth in our primary end markets, including but not limited to LNG and energy processes;

•	risks inherent in acquisitions and our ability to obtain financing for proposed acquisitions;

•	our ability to integrate and successfully operate acquired businesses and the risks associated with those businesses;

•	the weakening, non-competitiveness, unavailability of, or lack of demand for, our intellectual property rights;

•	failure to keep pace with technological changes;

•	failure of our patents or licensed technologies to perform as expected or to remain competitive, current, in demand, profitable or enforceable;

•	adverse outcomes of pending claims or litigation or the possibility of new claims or litigation, including, but not limited to pending securities class action litigation, and the potential effect on our business, financial condition and results of operations;

•	the ultimate outcome or effect of the pending FTC order on our business, financial condition and results of operations;

•	lack of necessary liquidity to finance expenditures prior to the receipt of payment for the performance of contracts and to provide bid and performance bonds and letters of credit securing our obligations under our bids and contracts;

•	proposed and actual revisions to U.S. and non-U.S. tax laws, and interpretation of said laws, Dutch tax treaties with foreign countries, and U.S. tax treaties with non-U.S. countries (including, but not limited to The Netherlands), that seek to increase income taxes payable;

•	political and economic conditions including, but not limited to, war, conflict or civil or economic unrest in countries in which we operate; and

•	a downturn or disruption in the economy in general.
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
Another form of foreign currency exposure relates to our non-U.S. subsidiaries’ normal contracting activities. We generally try to limit our exposure to foreign currency fluctuations in most of our contracts through provisions that require customer payments in U.S. dollars or other currencies corresponding to the currency in which costs are incurred. As a result, we generally do not need to hedge foreign currency cash flows for contract work performed. However, where construction contracts do not contain foreign currency provisions, we generally use forward exchange contracts to hedge foreign currency exposure of forecasted transactions and firm commitments. At March 31, 2008, the outstanding notional value of these cash flow hedge contracts was $212.4 million. Our primary foreign currency exchange rate exposure hedged includes the Euro, Chilean Unidad de Fomento, British Pound, Norwegian Krone, Swiss Franc, and Japanese Yen. The gains and losses on these contracts are intended to offset changes in the value of the related exposures. However, certain of these hedges have became ineffective as it has become probable that their underlying forecasted transaction would not occur within their originally specified periods of time, or at all. The unrealized hedge fair value gain associated with these ineffective instruments as well as instruments for which we do not seek hedge accounting treatment totaled $1.2 million and was recognized within cost of revenue in the condensed consolidated statement of income for the three months ended March 31, 2008. Additionally, we exclude forward points, which represent the time value component of the fair value of our derivative positions, from our hedge assessment analysis. This time value component is recognized as ineffectiveness within cost of revenue in the condensed consolidated statement of income and was an unrealized loss totaling approximately $0.4 million for the period ended March 31, 2008. As a result, our total unrealized hedge fair value gain recognized within cost of revenue for the three months ended March 31, 2008 was $0.8 million. The terms of our contracts extend up to two years.
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
The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and notes payable approximates their fair values because of the short-term nature of these instruments. At March 31, 2008, the fair value of our long-term debt, based on the current market rates for debt with similar credit risk and maturity, approximated the value recorded on our balance sheet as interest is based upon LIBOR plus an applicable floating spread and is paid quarterly in arrears. See Note 6 to our condensed consolidated financial statements for quantification of our financial instruments.
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

Changes in Internal Controls —There were no changes in our internal controls over financial reporting that occurred during the three-month period ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We believe that the FTC’s Order and Opinion are inconsistent with the law and the facts presented at trial, in the appeal to the Commission, as well as new evidence following the close of the record. We have filed a petition for review of the FTC Order and Opinion with the U.S. Court of Appeals for the Fifth Circuit. Oral arguments occurred on May 2, 2007. On January 25, 2008, we received the decision of the Fifth Circuit Court of Appeals regarding our appeal of the Order, which denied our petition to review the Order. On March 10, 2008, we filed a Petition for Panel Rehearing and a Petition for Rehearing En Banc in the U.S. Court of Appeals for the Fifth Circuit. The Court subsequently ordered the FTC to respond to our Petition for Rehearing En Banc. On March 31, 2008, the FTC filed a response to our petition. The Fifth Circuit has not yet ruled on the petitions for rehearing.
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
On July 5, 2006, a single Consolidated Amended Complaint was filed in the Welmon action in the Southern District of New York consolidating all previously filed actions. We and the individual defendants filed a motion to dismiss the Complaint, which was denied by the Court. On March 2, 2007, the lead plaintiffs filed a motion for class certification, and we and the individual defendants filed an opposition to class certification on April 2, 2007. After an initial hearing on the motion for class certification held on May 29, 2007, the Court scheduled another hearing to be held on November 13-14, 2007, to resolve factual issues regarding the typicality and adequacy of the proposed class representatives. The parties agreed to a rescheduling of the hearing to a later date.
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
Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Through March 31, 2008, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 4,700 plaintiffs, and of those claims, approximately 1,500 claims were pending and 3,200 have been closed through dismissals or settlements. Through March 31, 2008, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount per claim of approximately one thousand dollars. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. We review each case on its own merits and make accruals based on the probability of loss and our ability to estimate the amount of liability and related expenses, if any. We do not currently believe that any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow and at March 31, 2008 we had accrued $1.6 million for liability and related expenses. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that may be expected to be recoverable because of the variability in the coverage amounts, deductibles, limitations and viability of carriers with respect to our insurance policies for the years in question.
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
We believe that we are currently in compliance, in all material respects, with all environmental laws and regulations. We do not anticipate that we will incur material capital expenditures for environmental controls or for investigation or remediation of environmental conditions during the remainder of 2008 or 2009.
Item 1A. Risk Factors
There have been no material changes to the Risk Factors disclosure included in our Form 10-K filed on February 28, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities (2)

			c) Total Number of	d) Maximum Number of
			Shares Purchased as	Shares that May Yet Be
	a) Total Number of Shares	b) Average Price Paid	Part of Publicly	Purchased Under the
Period	Purchased	per Share	Announced Plan	Plan (1)
January 2008	—	$—	195,000	9,405,000
(1/1/08-1/31/08)
February 2008	—	$—	195,000	9,405,000
(2/1/08-2/29/08)
March 2008	244,000	$41.3228	439,000	9,161,000
(3/1/08 - 3/31/08)

Total	244,000	$41.3228	439,000	9,161,000

(1)	On May 10, 2007, our shareholders voted on and we announced the resumption and extension through November 10, 2008 of our existing stock repurchase program (the “2007 Stock Repurchase Program”). Under the 2007 Stock Repurchase Program, the authorized amount of the repurchase totals up to 10% of our issued share capital (or approximately 9,600,000 shares).

(2)	Table does not include shares withheld for tax purposes or forfeitures under our equity plans.

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

Chicago Bridge & Iron Company N.V.
By: Chicago Bridge & Iron Company B.V.
Its: Managing Director

/s/ RONALD A. BALLSCHMIEDE

Ronald A. Ballschmiede
Managing Director
(Principal Financial Officer)
Date: April 30, 2008

EXHIBIT INDEX
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