Form 10-Q
period 2008-06-30
CHICAGO BRIDGE & IRON CO N V
filed 2008-08-06
CIK 1027884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes      ☑ No
     The number of shares outstanding of the registrant’s common stock as of July 31, 2008 — 96,572,991.

CHICAGO BRIDGE & IRON COMPANY N.V.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenue	$1,428,461	$1,011,367	$2,867,885	$1,868,672
Cost of revenue	1,586,435	949,208	2,899,836	1,723,174

Gross (loss) profit	(157,974)	62,159	(31,951)	145,498
Selling and administrative expenses	52,171	31,671	116,110	68,509
Intangibles amortization	5,892	132	11,785	264
Other operating loss (income), net	34	237	(61)	(191)
Earnings of investees accounted for by the equity method	(16,313)	—	(22,283)	—

(Loss) income from operations	(199,758)	30,119	(137,502)	76,916
Interest expense	(4,640)	(917)	(9,141)	(1,995)
Interest income	2,186	8,051	5,433	16,122

(Loss) income before taxes and minority interest	(202,212)	37,253	(141,210)	91,043
Income tax benefit (expense)	63,494	(9,354)	46,413	(25,491)

(Loss) income before minority interest	(138,718)	27,899	(94,797)	65,552
Minority interest in income	(1,736)	(1,783)	(3,484)	(2,841)

Net (loss) income	$(140,454)	$26,116	$(98,281)	$62,711

Net (loss) income per share:
Basic	$(1.47)	$0.27	$(1.02)	$0.66
Diluted	$(1.47)	$0.27	$(1.02)	$0.65

Weighted average shares outstanding:
Basic	95,872	95,638	95,962	95,586
Diluted	95,872	96,644	95,962	96,691

Cash dividends on shares:
Amount	$3,860	$3,857	$7,728	$7,717
Per share	$0.04	$0.04	$0.08	$0.08
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)

Assets

Cash and cash equivalents	$281,097	$305,877
Accounts receivable, net of allowance for doubtful accounts of $4,924 in 2008 and $4,230 in 2007	642,817	636,566
Contracts in progress with costs and estimated earnings exceeding related progress billings	386,875	593,095
Deferred income taxes	37,735	20,400
Other current assets	133,435	118,095

Total current assets	1,481,959	1,674,033

Equity investments	126,148	117,835
Property and equipment, net	301,097	254,402
Non-current contract retentions	4,026	3,389
Deferred income taxes	80,264	6,150
Goodwill	941,365	942,344
Other intangibles	254,009	265,794
Other non-current assets	62,341	66,976

Total assets	$3,251,209	$3,330,923

Liabilities

Notes payable	$—	$930
Current maturity of long-term debt	40,000	40,000
Accounts payable	844,966	864,673
Accrued liabilities	289,579	287,281
Contracts in progress with progress billings exceeding related costs and estimated earnings	1,007,120	963,841
Income taxes payable	—	13,058

Total current liabilities	2,181,665	2,169,783

Long-term debt	160,000	160,000
Other non-current liabilities	306,951	262,563
Minority interest in subsidiaries	15,345	11,858

Total liabilities	2,663,961	2,604,204

Shareholders’ Equity

Common stock, Euro .01 par value; shares authorized: 250,000,000 in 2008 and 2007; shares issued: 99,073,635 in 2008 and 2007; shares outstanding: 96,497,258 in 2008 and 96,690,920 in 2007	1,154	1,154
Additional paid-in capital	365,526	355,487
Retained earnings	334,819	440,828
Stock held in Trust	(31,174)	(21,493)
Treasury stock, at cost; 2,576,377 shares in 2008 and 2,382,715 shares in 2007	(88,750)	(69,109)
Accumulated other comprehensive income	5,673	19,852

Total shareholders’ equity	587,248	726,719

Total liabilities and shareholders’ equity	$3,251,209	$3,330,923

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007

Cash Flows from Operating Activities

Net (loss) income	$(98,281)	$62,711
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	38,875	15,520
Deferred taxes	(91,286)	5,837
Share-based compensation expense	12,167	9,901
Gain on sale of property, plant and equipment	(61)	(191)
Unrealized (gain) loss on foreign currency hedge ineffectiveness	(842)	1,333
Excess tax benefits from share-based compensation	(3,101)	(5,395)
Change in operating assets and liabilities (see below)	207,861	27,434

Net cash provided by operating activities	65,332	117,150

Cash Flows from Investing Activities

Capital expenditures	(50,846)	(49,366)
Proceeds from sale of property, plant and equipment	841	1,719

Net cash used in investing activities	(50,005)	(47,647)

Cash Flows from Financing Activities

Payments of notes payable	(930)	(578)
Excess tax benefits from share-based compensation	3,101	5,395
Purchase of treasury stock associated with stock plans/repurchase program	(39,534)	(30,860)
Issuance of common stock associated with stock plans	—	1,280
Issuance of treasury stock associated with stock plans	4,984	4,781
Dividends paid	(7,728)	(7,717)

Net cash used in financing activities	(40,107)	(27,699)

(Decrease) increase in cash and cash equivalents	(24,780)	41,804
Cash and cash equivalents, beginning of the year	305,877	619,449

Cash and cash equivalents, end of the period	$281,097	$661,253

Change in Operating Assets and Liabilities

Increase in receivables, net	$(6,251)	$(15,160)
Change in contracts in progress, net	227,175	(6,750)
(Increase) decrease in non-current contract retentions	(637)	5,425
(Decrease) increase in accounts payable	(19,707)	54,171
Increase in other current and non-current assets	(22,387)	(20,349)
(Decrease) increase in income taxes payable	(6,167)	5,263
Increase (decrease) in accrued and other non-current liabilities	40,560	(2,192)
(Increase) decrease in other	(4,725)	7,026

Total	$207,861	$27,434

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
($ values in thousands, except per share data)
(Unaudited)
1. Significant Accounting Policies
Basis of Presentation—The accompanying unaudited condensed consolidated financial statements for Chicago Bridge & Iron Company N.V. (“CB&I” or the “Company”) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, our unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our financial position as of June 30, 2008, our results of operations for each of the three month and six month periods ended June 30, 2008 and 2007, and our cash flows for each of the six-month periods ended June 30, 2008 and 2007. The condensed consolidated balance sheet at December 31, 2007 is derived from the December 31, 2007 audited consolidated financial statements.
Management believes the disclosures in these financial statements are adequate to make the information presented not misleading. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations and cash flows for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2007.
Revenue Recognition—Revenue is primarily recognized using the percentage-of-completion method. Our contracts are awarded on a competitive bid and negotiated basis. We offer our customers a range of contracting options, including fixed-price, cost reimbursable and hybrid approaches. Contract revenue is primarily recognized based on the percentage that actual costs-to-date bear to total estimated costs. We utilize this cost-to-cost approach as we believe this method is less subjective than relying on assessments of physical progress. We follow the guidance of Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” (“SOP 81-1”) for accounting policies relating to our use of the percentage-of-completion method, estimating costs, revenue recognition, including the recognition of profit incentives, combining and segmenting contracts and unapproved change order/claim recognition. Under the cost-to-cost approach, the most widely recognized method used for percentage-of-completion accounting, the use of estimated cost to complete each contract is a significant variable in the process of determining revenue recognition and is a significant factor in the accounting for contracts. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including the reversal of any profit recognized in prior periods. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates.
Contract revenue reflects the original contract price adjusted for approved change orders and estimated minimum recoveries of unapproved change orders and claims. We recognize revenue associated with unapproved change orders and claims to the extent that related costs have been incurred when recovery is probable and the value can be reliably estimated. At June 30, 2008 and December 31, 2007, we had projects with outstanding unapproved change orders/claims of $97,000 and $96,336, respectively, factored into the determination of their revenue and estimated costs. We anticipate reaching agreement with our customers to resolve the change orders/claims and other commercial issues during the next six to twelve months.
Losses expected to be incurred on contracts in progress are charged to earnings in the period such losses become known. For projects in a significant loss position, we recognized losses of $314,000 and $327,000, respectively, for the three and six month periods ended June 30, 2008.

Recognized losses during the prior year period were $15,355 and $25,165, respectively, for the three and six month periods ended June 30, 2007.
Costs and estimated earnings to date in excess of progress billings on contracts in progress represent the cumulative revenue recognized less the cumulative billings to the customer. Any billed revenue that has not been collected is reported as accounts receivable. Unbilled revenue is reported as contracts in progress with costs and estimated earnings exceeding related progress billings on the condensed consolidated balance sheet. The timing of when we bill our customers is generally based on advance billing terms or contingent upon completion of certain phases of the work, as stipulated in the contract. Progress billings in accounts receivable at June 30, 2008 and December 31, 2007 included retentions totaling $41,902 and $58,780, respectively, expected to be collected within one year. Contract retentions collectible beyond one year are included in non-current contract retentions on the condensed consolidated balance sheets. Cost of revenue includes direct contract costs such as material and construction labor, and indirect costs which are attributable to contract activity.
Income Taxes—Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The final realization of the deferred tax asset depends on our ability to generate sufficient taxable income of the appropriate character in the future and in appropriate jurisdictions. As a result of charges to earnings during the six months ended June 30, 2008 for two projects in the U.K., we increased our U.K. net operating loss carryforward (“NOL”) asset to $133,900. We have not provided a valuation allowance against this NOL in the U.K., as we believe that it is more likely than not that it will be utilized from future earnings and contracting strategies.
Under the guidance of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS 109, Accounting for Income Taxes” (“FIN 48”), we provide for income taxes in situations where we have and have not received tax assessments. Taxes are provided in those instances where we consider it probable that additional taxes will be due in excess of amounts reflected in income tax returns filed worldwide. As a matter of standard policy, we continually review our exposure to additional income taxes due and as further information is known, increases or decreases, as appropriate, may be recorded in accordance with FIN 48.
Foreign Currency—The nature of our business activities involves the management of various financial and market risks, including those related to changes in currency exchange rates. The effects of translating financial statements of foreign operations into our reporting currency are recognized in accumulated other comprehensive income/loss within shareholders’ equity as cumulative translation adjustment, net of tax, which includes tax credits associated with the translation adjustment. Foreign currency exchange gains (losses) are included within cost of revenue in the condensed consolidated statements of income.
New Accounting Standards—The FASB has issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) which defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, and accordingly, does not require any new fair value measurements. SFAS No. 157 became effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this standard during the first quarter of 2008 has not had a material impact on our consolidated financial position, results of operations or cash flows as of June 30, 2008. For specific disclosure requirements under this standard, see Note 6 to our condensed consolidated financial statements.
Per Share Computations—Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of dilutive securities, consisting of employee stock options, restricted shares, performance shares (where performance criteria have been met) and directors’ deferred fee shares.

The following schedule reconciles the income (loss) and shares utilized in the basic and diluted EPS computations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net (loss) income	$(140,454)	$26,116	$(98,281)	$62,711

Weighted average shares outstanding — basic	95,872	95,638	95,962	95,586
Effect of stock options/restricted shares/performance shares(1)	—	943	—	1,042

Effect of directors’ deferred fee shares(1)	—	63	—	63

Weighted average shares outstanding — diluted	95,872	96,644	95,962	96,691

Net (loss) income per share

Basic	$(1.47)	$0.27	$(1.02)	$0.66
Diluted	$(1.47)	$0.27	$(1.02)	$0.65

(1)	The effect of stock options, restricted and performance share units and directors’ deferred fee shares were not included in the calculation of diluted EPS for the 2008 periods as they were antidilutive, due to the net losses for the three and six month periods ended June 30, 2008.
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
The balances included in the June 30, 2008 condensed consolidated balance sheet associated with this acquisition are based upon preliminary information and are subject to change when additional information concerning final asset and liability valuations is obtained.
3. Stock Plans
During the three months ended June 30, 2008 and 2007, we reversed $1,227 of previously recorded interim compensation expense, and recognized $3,030 of compensation expense, respectively, reported primarily as selling and administrative expense in the accompanying condensed consolidated statements of income. During the six months ended June 30, 2008 and 2007, we recognized $12,167 and $9,901, respectively, of compensation expense reported primarily as selling and administrative expense in the accompanying condensed consolidated statements of income. See Note 13 of our Consolidated Financial Statements in our 2007 Form 10-K for additional information related to our stock-based compensation plans.
During the six months ended June 30, 2008, we granted 180,614 stock options with a weighted-average per share fair value of $19.62 and a weighted-average exercise price per share of $46.23. Using the Black-Scholes option-pricing model, the fair value of each option grant was estimated on the date of grant based upon the following weighted-average assumptions: risk-free interest rate of 3.30%, expected dividend yield of 0.35%, expected volatility of 40.22% and an expected life of 6 years.
The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on the historical volatility of our stock. We also use historical information to estimate option exercise and employee termination data within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding.
During the six months ended June 30, 2008, 435,195 restricted shares and 256,198 performance shares were granted, with weighted-average per share grant-date fair values of $45.03 and $45.36, respectively.
The changes in additional paid-in capital, stock held in trust and treasury stock since December 31, 2007 primarily relate to activity associated with our stock plans. Our treasury stock also reflects the impact of our share repurchase program.
4. Comprehensive (Loss) Income
Comprehensive (loss) income for the three and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net (loss) income	$(140,454)	$26,116	$(98,281)	$62,711
Other comprehensive income (loss), net of tax:
Currency translation adjustment	6,719	5,219	(13)	5,854
Change in unrealized loss on debt securities	—	6	—	16
Change in unrealized fair value of cash flow hedges (1)	(26,969)	(369)	(14,082)	174
Change in unrecognized net prior service pension credits	(39)	(45)	(79)	(91)
Change in unrecognized net actuarial pension (gains) losses	(2)	19	(5)	38

Comprehensive (loss) income	$(160,745)	$30,946	$(112,460)	$68,702

(1)	The total unrealized fair value gain (loss) on cash flow hedges is recorded under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Changes in the unrealized fair value of cash flow hedges results from the impact of changes in foreign exchange rates, as well as the timing of settling underlying obligations. The total cumulative unrealized fair value gain on cash flow hedges recorded within accumulated other comprehensive income as of June 30, 2008 totaled $4,687, net of tax of $127. Of this amount, $5,980 of unrealized gain, net of tax of $680, is expected to be reclassified into earnings during the next 12 months due to settlement of the related contracts. Offsetting the unrealized gain on cash flow hedges is an unrealized loss on the underlying transactions, to be recognized upon settlement. See Note 6 to our condensed consolidated financial statements for additional discussion relative to our financial instruments.
Accumulated other comprehensive income reported on our balance sheet at June 30, 2008 includes the following, net of tax: $2,183 of currency translation adjustment gain, $4,687 of unrealized fair value gain on cash flow hedges, $796 of unrecognized net prior service pension credits and $1,993 of unrecognized net actuarial pension losses.

5. Goodwill and Other Intangibles
Goodwill
At June 30, 2008 and December 31, 2007, our goodwill balances were $941,365 and $942,344, respectively, attributable to the excess of the purchase price over the fair value of assets and liabilities acquired relative to our recent acquisition of Lummus, as well as previous acquisitions within our North America and Europe, Africa and Middle East (“EAME”) segments.
The decrease in goodwill primarily relates to a reduction in accordance with SFAS No. 109, “Accounting for Income Taxes,” where tax goodwill exceeded book goodwill in our North America segment.
The change in goodwill for the six months ended June 30, 2008 is as follows:

Total
Balance at December 31, 2007	$942,344
Tax goodwill in excess of book goodwill	(985)
Foreign currency translation	6

Balance at June 30, 2008	$941,365

Impairment Testing—SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) states that goodwill and indefinite-lived intangible assets are no longer amortized to earnings, but instead are reviewed for impairment at least annually via a two-phase process, absent any indicators of impairment. The first phase screens for impairment, while the second phase, if necessary, measures impairment. We have elected to perform our annual analysis of goodwill during the fourth quarter of each year based upon balances as of the beginning of the fourth quarter. Impairment testing of goodwill is accomplished by comparing an estimate of discounted future cash flows to the net book value of each reporting unit. No indicators of goodwill impairment have been identified during 2008; however, there can be no assurance that future goodwill impairment tests will not result in future charges to earnings.
Other Intangible Assets
The following table provides information concerning our other intangible assets for the periods ended June 30, 2008 and December 31, 2007:

	June 30, 2008		December 31, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets (weighted average life)
Technology (15 years)	$206,376	$(9,317)	$206,376	$(2,417)
Tradenames (9 years)	38,817	(4,484)	38,817	(1,390)
Backlog (4 years)	14,800	(2,612)	14,800	(517)
Lease agreements (9 years)	6,600	905	6,600	180
Non-compete agreements (7 years)	6,200	(3,276)	6,200	(2,855)

Total amortizable intangible assets	$272,793	$(18,784)	$272,793	$(6,999)

The change in other intangibles compared with 2007 relates to additional amortization expense totaling $1,535, $1,965 and $8,285 within our North America, EAME and Lummus Technology segments, respectively.
6. Financial Instruments
Forward Contracts—Although we do not engage in currency speculation, we periodically use hedges, primarily forward contracts, to mitigate certain operating exposures, as well as to hedge intercompany loans utilized to finance non-U.S. subsidiaries.

As of June 30, 2008, our outstanding contracts to hedge intercompany loans and certain operating exposures are summarized as follows:

		Contract	Weighted Average
Currency Sold	Currency Purchased	Amount(1)	Contract Rate

Forward contracts to hedge intercompany loans: (2)
British Pound	U.S. Dollar	$245,096	0.51
U.S. Dollar	Canadian Dollar	$60,076	1.01
U.S. Dollar	Euro	$63,727	0.65
U.S. Dollar	South African Rand	$2,710	7.76
U.S. Dollar	Australian Dollar	$80,766	1.04
Czech Republic Koruna	U.S. Dollar	$626	16.17

Contracts to hedge certain operating exposures: (3)
U.S. Dollar	Chilean Peso	$55,256	507.07
U.S. Dollar	Chilean Unidad de Fomento (4)	$39,961	0.03
U.S. Dollar	Euro	$39,785	0.70
U.S. Dollar	Peruvian Nuevo Sol	$28,082	2.74
U.S. Dollar	British Pound	$24,908	0.52
U.S. Dollar	Norwegian Krone	$740	5.17
British Pound	Euro	£13,209	1.35
British Pound	Swiss Francs	£2,814	2.21
British Pound	Japanese Yen	£2,218	210.66
Euro	Czech Republic Koruna	€795	24.96

(1)	Represents the notional U.S. dollar equivalent at inception of the contract, with the exception of forward contracts to sell: 13,209 British Pounds for 17,830 Euros, 2,814 British Pounds for 6,228 Swiss Francs, 2,218 British Pounds for 467,321 Japanese Yen and 795 Euros for 19,843 Czech Republic Koruna. These contracts are denominated in British Pounds and Euros and equate to approximately $37,595 at June 30, 2008.

(2)	These contracts, for which we do not seek hedge accounting treatment under SFAS No. 133, generally mature within seven days of quarter-end and are marked-to-market within cost of revenue in the condensed consolidated income statement, generally offsetting any translation gains/losses on the underlying transactions. At June 30, 2008, the total fair value of these contracts was $4,416 and of the total mark-to-market, $1,637 was recorded in other current assets and $6,053 was recorded in accrued liabilities on the condensed consolidated balance sheet.

(3)	Represent primarily forward contracts that hedge forecasted transactions and firm commitments and generally mature within two years of quarter-end. Certain of our hedges are designated as “cash flow hedges” under SFAS No. 133. We exclude forward points, which represent the time value component of the fair value of our derivative positions, from our hedge assessment analysis. This time value component is recognized as ineffectiveness within cost of revenue in the condensed consolidated statement of income and was an unrealized loss totaling approximately $170 during the six months ended June 30, 2008. The unrealized hedge fair value gain associated with instruments for which we do not seek hedge accounting treatment totaled $1,012 and was recognized within cost of revenue in the condensed consolidated statement of income. Our total unrealized hedge fair value gain recognized within cost of revenue for the six months ended June 30, 2008 was $842. At June 30, 2008, the total fair value of these outstanding forward contracts was $4,340, including the total foreign currency exchange loss related to ineffectiveness.

Of the total mark-to-market, $9,646 was recorded in other current assets, $427 was recorded in other non-current assets, $5,525 was recorded in accrued liabilities and $208 was recorded in other non-current liabilities on the condensed consolidated balance sheet.

(4)	Represents an inflationary-adjusted currency that is indexed to the Chilean Peso.
Interest Rate Swap—During the fourth quarter of 2007, we entered a swap arrangement to hedge against interest rate variability associated with our $200,000 term loan. The swap arrangement has been designated as a cash flow hedge under SFAS No. 133, as the critical terms matched those of the term loan at inception and as of June 30, 2008. At June 30, 2008, the total fair value of our interest rate swap was $2,003 and was recorded in other non-current liabilities on the condensed consolidated balance sheet.
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
We reviewed our derivative valuations using all available evidence, including recent transactions in the marketplace, indicative pricing services and the results of back-testing similar types of transactions. The adoption of SFAS 157 has not had a significant impact on our condensed consolidated balance sheet, statement of income or statement of cash flows as of June 30, 2008.
Valuation Hierarchy—SFAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
•	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement.
A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
Following is a description of the valuation methodologies used for our instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.
Derivatives—Exchange-traded derivatives that are valued using quoted prices are classified within level 1 of the valuation hierarchy. However, few classes of derivative contracts are listed on an exchange; thus, our derivative positions are primarily valued using internally-developed models that use, as their basis, readily observable market parameters and are classified within level 2 of the valuation hierarchy. Such derivatives include basic interest rate swaps, forward contracts, and options. In some cases derivatives may be valued based upon models with significant unobservable market parameters. These would be classified within level 3 of the valuation hierarchy. As of June 30, 2008, we did not have any level 3 classifications.

The following table presents our financial instruments carried at fair value as of June 30, 2008, by caption on the condensed consolidated balance sheet and by SFAS 157 valuation hierarchy (as described above):

		Internal models with	Internal models with	Total carrying
	Quoted market	significant	significant	value in the
	prices in active	observable market	unobservable market	condensed consolidated
	markets (Level 1)	parameters (Level 2) (1)	parameters (Level 3)	balance sheet

Assets
Other current assets	$—	$11,283	$—	$11,283
Other non-current assets	—	427	—	427

Total Assets at fair value	$—	$11,710	$—	$11,710

Liabilities
Accrued liabilities	$—	$(11,578)	$—	$(11,578)
Other non-current liabilities	—	(2,211)	—	(2,211)

Total Liabilities at fair value	$—	$(13,789)	$—	$(13,789)

(1)	These fair values are inclusive of outstanding forward contracts to hedge intercompany loans and certain operating exposures, as well as the swap arrangement entered to hedge against interest rate variability associated with our $200,000 term loan.
7. Retirement Benefits
We previously disclosed in our financial statements for the year ended December 31, 2007 that in 2008, we expected to contribute $18,132 and $3,759 to our defined benefit and other postretirement plans, respectively. The following table provides updated contribution information for our defined benefit and postretirement plans as of June 30, 2008:

	Defined	Other Postretirement
	Benefit Plans	Benefits
Contributions made through June 30, 2008	$11,610	$1,334
Remaining contributions expected for 2008	7,318	1,704

Total contributions expected for 2008	$18,928	$3,038

Components of Net Periodic Benefit Cost

Three months ended June 30,	2008	2007	2008	2007

Service cost	$3,088	$1,220	$425	$321
Interest cost	7,880	1,842	793	498
Expected return on plan assets	(7,617)	(2,441)	—	—
Amortization of prior service costs (credits)	3	6	(68)	(67)
Recognized net actuarial (gain) loss	(89)	25	(43)	3

Net periodic benefit cost	$3,265	$652	$1,107	$755

	Defined		Other Postretirement
	Benefit Plans		Benefits
Six months ended June 30,	2008	2007	2008	2007

Service cost	$6,108	$2,452	$850	$642
Interest cost	15,652	3,653	1,585	995
Expected return on plan assets	(15,053)	(4,846)	—	—
Amortization of prior service costs (credits)	13	12	(135)	(134)
Recognized net actuarial loss (gain)	27	47	(85)	6

Net periodic benefit cost	$6,747	$1,318	$2,215	$1,509

8. Segment Information
Subsequent to our recent acquisition of Lummus in November 2007, we reorganized our internal reporting structure based upon similar products and services. We manage the engineering, procurement and construction (“EPC”) component of our operations by four geographic segments: North America; Europe, Africa and Middle East; Asia Pacific; and Central and South America, as each geographic segment offers similar services. The EPC operations of our recent Lummus acquisition have been integrated into our North America and EAME segments based upon the geographic location of operations. Additionally, the results of the technology component of the Lummus acquisition are reported separately, as they offer separate services.
The Chief Executive Officer evaluates the performance of these segments based on revenue and income from operations. Each segment’s performance reflects an allocation of corporate costs, which were based primarily on revenue. Intersegment revenue is not material.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenue

EPC
North America	$567,836	$456,386	$1,074,353	$886,530
Europe, Africa and Middle East	278,093	339,499	655,854	622,483
Asia Pacific	128,268	97,949	277,817	183,370
Central and South America	325,792	117,533	634,278	176,289
Lummus Technology	128,472	—	225,583	—

Total revenue	$1,428,461	$1,011,367	$2,867,885	$1,868,672

Income (Loss) From Operations

EPC
North America	$30,488	$18,742	$28,696	$48,258
Europe, Africa and Middle East	(298,195)	(7,402)	(295,511)	614
Asia Pacific	14,103	8,628	25,484	14,425
Central and South America	20,558	10,151	48,308	13,619
Lummus Technology	33,288	—	55,521	—

Total (loss) income from operations	$(199,758)	$30,119	$(137,502)	$76,916

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
We believe that the FTC’s Order and Opinion are inconsistent with the law and the facts presented at trial, in the appeal to the Commission, as well as new evidence following the close of the record. We have filed a petition for review of the FTC Order and Opinion with the U.S. Court of Appeals for the Fifth Circuit. Oral arguments occurred on May 2, 2007. On January 25, 2008, we received the decision of the Fifth Circuit Court of Appeals regarding our appeal of the Order, which denied our petition to review the Order. On March 10, 2008, we filed a Petition for Panel Rehearing and a Petition for Rehearing En Banc in the U.S. Court of Appeals for the Fifth Circuit. The Court subsequently ordered the FTC to respond to our Petition for Rehearing En Banc. On March 31, 2008, the FTC filed a response to our petition. On July 2, 2008 the Fifth Circuit ruled on our petition. We are currently reviewing the Court’s decision, which denied our petition, and are evaluating our legal options.
As we have done over the course of the past year, we continue to work cooperatively with the FTC to resolve this matter. We are not required to divest any assets until we have exhausted all appeal processes available to us, including appeal to the U.S. Supreme Court. Because (i) the remedies described in the Order and Opinion are neither consistent nor clear, (ii) the needs and requirements of any purchaser of divested assets could impact the amount and type of possible additional assets, if any, to be conveyed to the purchaser to constitute it as a viable competitor in the Relevant Products beyond those contained in the PDM Divisions, and (iii) the demand for the Relevant Products is constantly changing, we have not been able to definitively quantify the potential effect on our financial statements. The divested entity could include, among other things, certain fabrication facilities, equipment, contracts and employees of CB&I. The remedies contained in the Order, depending on how and to the extent they are ultimately implemented to establish a viable competitor in the Relevant Products, could have an adverse effect on us, including the possibility of a potential write-down of the net book value of divested assets, a loss of revenue relating to divested contracts and costs associated with a divestiture.
Securities Class Action—A class action shareholder lawsuit was filed on February 17, 2006 against us and several former officers, Gerald M. Glenn, Robert B. Jordan, and Richard E. Goodrich, in the U.S. District Court for the Southern District of New York entitled Welmon v. Chicago Bridge & Iron Co. NV, et al. (No. 06 CV 1283). The complaint was filed on behalf of a purported class consisting of all those who purchased or otherwise acquired our securities from March 9, 2005 through February 3, 2006 and were damaged thereby.
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
On January 22, 2008, the parties entered into a definitive settlement agreement that, without any admission of liability, would fully resolve the claims made against us and the individual defendants in this litigation. The settlement agreement received final approval by the Court at a hearing on June 3, 2008 and a Final Judgment and Order dismissing the action with prejudice was docketed on June 4, 2008. Under the terms of the settlement agreement, the plaintiff class will receive a payment of $10,500, less approved attorneys fees and expenses, which has been funded to an escrow account by our insurance carrier.
Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Through June 30, 2008, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 4,700 plaintiffs, and of those claims, approximately 1,500 claims were pending and 3,200 have been closed through dismissals or settlements. Through June 30, 2008, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount per claim of approximately one thousand dollars. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. We review each case on its own merits and make accruals based on the probability of loss and our ability to estimate the amount of liability and related expenses, if any. We do not currently believe that any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow and at June 30, 2008 we had accrued $1,335 for liability and related expenses. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that may be expected to be recoverable because of the variability in the coverage amounts, deductibles, limitations and viability of carriers with respect to our insurance policies for the years in question.
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

In connection with the historical operation of our facilities, substances which currently are or might be considered hazardous were used or disposed of at some sites that will or may require us to make expenditures for remediation. In addition, we have agreed to indemnify parties to whom we have purchased and sold facilities for certain environmental liabilities arising from acts occurring before the dates those facilities were transferred.
We believe that we are currently in compliance, in all material respects, with all environmental laws and regulations. We do not anticipate that we will incur material capital expenditures for environmental controls or for investigation or remediation of environmental conditions during the remainder of 2008 or 2009.
10. Subsequent Event
The net loss incurred during the second quarter resulted in a breach of the maximum leverage ratio and the minimum fixed charge coverage ratio contained within our $1.1 billion revolving credit facility, $275,000 LC agreements and $200,000 term loan (the “Agreements”). Accordingly, as of June 30, 2008, we were not in compliance with the financial covenants under the Agreements.
On August 5, 2008, we obtained amendments to the above agreements and upon obtaining these amendments, were in compliance with our financial covenants. The fees associated with obtaining the amendments will primarily be amortized over the remaining terms of the Agreements.

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
Results of Operations
Overview - During the three months ended June 30, 2008, we reported new awards of approximately $1.6 billion and revenue in excess of $1.4 billion, representing a 41% increase over the prior year. Regarding operating performance, we recognized a $317.0 million charge associated with the South Hook and Isle of Grain projects in the United Kingdom (“the U.K. Projects”), as described below. Our gross profit excluding the $317.0 million charge from these projects was $159.0 million, or 11.1%, representing solid execution of existing backlog, the contribution of our higher margin Lummus Technology business, acquired in the fourth quarter of 2007, and the strength of new awards. Of the $7.4 billion in backlog at June 30, 2008, about 3% relates to the U.K. Projects.
New Awards/Backlog—During the three months ended June 30, 2008, new awards, representing the value of new project commitments received during a given period, were $1.6 billion, compared with $2.0 billion in the same 2007 period. These commitments are included in backlog until work is performed and revenue is recognized or until cancellation. Approximately 67% of the new awards during the second quarter of 2008 were for contracts awarded in the North America segment. The prior year period included two significant LNG awards within our CSA and EAME segments. Significant awards within our North America segment during the current quarter included an oil sands storage terminal in Canada, valued at approximately $400.0 million, a liquefied natural gas (“LNG”) peak shaving facility in Canada, valued at approximately $150.0 million, a refinery expansion project in the U.S., valued at approximately $100.0 million and a hydrogen plant in the U.S., valued at approximately $90.0 million. New awards for the six months ended June 30, 2008 were $2.5 billion compared with $4.1 billion in the same period last year. The comparable prior year period included the significant LNG awards within our CSA segment.
In total, our new awards are consistent with what we see as a distinct shift in the marketplace away from pure lump-sum turnkey as the preferred approach for major EPC energy projects. The majority of these new awards represent a mix of cost reimbursable, modular fabrication, engineering services and technology contracts. The balance reflects “hybrid” contracts, which provide for risk-sharing between the owner and the contractor, and smaller steel plate structure projects.
Backlog increased $626.3 million or 9% to $7.4 billion at June 30, 2008 compared with the year-earlier period, primarily due to the impact of backlog acquired with our acquisition of Lummus in the fourth quarter of 2007, partially offset by revenue earned on the significant LNG projects awarded in the first half of 2007.
Revenue—Revenue of $1.4 billion during the three months ended June 30, 2008 increased $417.1 million, or 41%, compared with the corresponding period in 2007. Revenue grew $111.5 million, or 24%, in the North America segment, decreased $61.4 million, or 18%, in the EAME segment, increased $30.3 million, or 31%, in the Asia Pacific (“AP”) segment and increased $208.3 million, or 177%, in the Central and South America segment. The following factors contributed to our overall increase in revenue over the comparable prior year period:
•	Approximately 60% of the revenue increase, or $250.0 million, is attributable to the results of our November 2007 Lummus acquisition. Lummus Technology revenue of $128.5 million reflects the strength of proprietary equipment sales and process licensing to the gas, refining and petrochemical sectors. The balance of Lummus revenue of $121.5 million is included primarily within our EAME segment.

•	We began the year with significant LNG backlog, contributing to the revenue growth in each of our North America, CSA and AP segments.

•	The wind-down of the U.K. Projects has been partly offset by strong growth of steel plate structure work in the Middle East and engineering projects in the U.K.
Revenue during the six months ended June 30, 2008 of $2.9 billion increased $999.2 million, or 53%, compared with the corresponding period in 2007.
Gross (Loss) Profit—Gross loss in the second quarter of 2008 was $158.0 million, or (11.1%) of revenue, compared with gross profit of $62.2 million, or 6.1% of revenue, for the same period in 2007. The change in gross profit level as a percentage of revenue in the second quarter of 2008 compared with the comparable period of 2007 is primarily due to the following factors:
•	Continued poor labor productivity, weather delays, and the need to supplement critical subcontractor areas adversely impacted the schedules for the U.K. Projects and have, and are expected to continue to, necessitate substantial expenditures well above our previous estimates. As a result of these factors, we recognized a $254.0 million and $63.0 million charge to earnings during the second quarter associated with the South Hook and Isle of Grain projects, respectively. Approximately 73% of the total charge of $317.0 million was attributable to subcontractor-related issues, while the remaining 27% pertained to additional direct hire construction costs, the impact of extending the schedule and incremental materials costs. These additional costs, which are expected to be concentrated in the third and fourth quarters of 2008, are required to complete the projects and meet the urgent need for natural gas imports into the U.K. prior to the upcoming heating season. If labor productivity and subcontractor performance were to decline from amounts utilized in our current estimates, our future results of operations would be negatively impacted.

•	Our gross profit excluding the $317.0 million charge from the U.K. Projects was $159.0 million or 11.1%. The balance of the backlog performance reflected improvement over the prior year as a result of the contribution of the Lummus Technology business and solid project execution.
Gross loss in the first six months of 2008 was $32.0 million, or (1.1%) of revenue, versus gross profit of $145.5 million, or 7.8% of revenue, for the same period in 2007. The current period reflects a $338.0 million charge for the U.K. Projects described above and the first quarter impact of increased costs on a project in the U.S.
Earnings of Investees Accounted for by the Equity Method—Equity earnings of $16.3 million and $22.3 million for the three and six months ended June 30, 2008 were generated from joint venture investments within our Lummus Technology business. These joint ventures experienced elevated technology licensing and catalyst sales for various proprietary technologies during the second quarter 2008.
Selling and Administrative Expenses—Selling and administrative expenses for the three months ended June 30, 2008 were $52.2 million, or 3.7% of revenue, compared with $31.7 million, or 3.1% of revenue, for the comparable period in 2007. Selling and administrative expenses for the six months ended June 30, 2008 were $116.1 million, or 4.0% of revenue, versus $68.5 million, or 3.7% of revenue, for the comparable period in 2007. The increase compared with 2007 primarily relates to incremental expense associated with the acquired operations of Lummus and growth in global administrative support costs.
(Loss) Income from Operations—Loss from operations for the three and six months ended June 30, 2008 was $199.8 million and $137.5 million, respectively, compared with income from operations of $30.1 million and $76.9 million for the corresponding 2007 periods. As described above, our second quarter and year-to-date results were unfavorably impacted by charges for the U.K. Projects in our EAME segment.
Interest Expense and Interest Income—Interest expense for the second quarter of 2008 was $4.6 million, compared with $0.9 million for the corresponding 2007 period. The $3.7 million increase was primarily due to higher average debt levels resulting from borrowings to fund a portion of our Lummus acquisition. Borrowings associated with the Lummus acquisition included a $200.0 million five-year term loan and periodic borrowings under our revolving credit facility. Interest income of $2.2 million for the second quarter 2008 decreased $5.9 million compared to the prior year period due to lower short-term investment levels resulting from cash utilized to fund the balance of our Lummus acquisition.
Income Tax (Benefit) Expense—Income tax benefit for the three months ended June 30, 2008 was $63.5 million, or 31.4% of pre-tax income, resulting from significant operating losses as discussed above, compared with an income tax expense of $9.4 million, or 25.1%, in the prior year period. Income tax benefit for the six months ended June 30, 2008 was $46.4 million, or 32.9% of pre-tax income, compared with income tax expense of $25.5 million, or 28.0% in the prior year period.
Minority Interest in Income—Minority interest in income for the three months ended June 30, 2008 was $1.7 million compared with $1.8 million for the comparable period in 2007. Minority interest in income for the six months ended June 30, 2008 was $3.5 million versus $2.8 million for the comparable period in 2007. The changes compared with 2007 are commensurate with the levels of operating income for the contracting entities.
Liquidity and Capital Resources
At June 30, 2008, cash and cash equivalents totaled $281.1 million.
Operating-During the first six months of 2008, our operations generated $65.3 million of cash flows primarily as a result of lower cash investments in contracts in progress within our EAME and CSA segments, partially offset by a net loss for the period.
Investing-In the first six months of 2008, we incurred $50.8 million for capital expenditures, primarily in support of projects in our North America and EAME segments.
We continue to evaluate and selectively pursue opportunities for additional expansion of our business through acquisition of complementary businesses. These acquisitions, if they arise, may involve the use of cash or may require further debt or equity financing.
Financing-During the first six months of 2008, net cash flows used in financing activities totaled $40.1 million. Stock repurchases totaled $39.5 million (approximately 0.9 million shares at an average price of $41.60 per share) which included cash payments of approximately $33.8 million for the repurchase of 0.8 million shares of our stock and $5.7 million for withholding taxes on taxable share distributions, for which we withheld approximately 0.1 million shares. Uses of cash also included $7.7 million for the payment of dividends. Our annual 2008 dividend is expected to be in the $15.0 to $16.0 million range. Cash provided by financing activities included $5.0 million from the issuance of shares for stock-based compensation and $3.1 million of benefits associated with tax deductions in excess of recognized share-based compensation cost.
Our primary internal source of liquidity is cash flow generated from operations. Capacity under a revolving credit facility is also available, if necessary, to fund operating or investing activities. We have a five-year $1.1 billion, committed and unsecured revolving credit facility, which terminates in October 2011. As of June 30, 2008, no direct borrowings were outstanding under the revolving credit facility, but we had issued $293.0 million of letters of credit under the five-year facility. Such letters of credit are generally issued to customers in the ordinary course of business to support advance payments, as performance guarantees, or in lieu of retention on our contracts. As of June 30, 2008, we had $807.0 million of available capacity under this facility. The facility contains certain restrictive covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum net worth level, among other restrictions. The facility also places restrictions on us with regard to subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, and mergers and acquisitions, among other restrictions.

In addition to the revolving credit facility, we have three committed and unsecured letter of credit and term loan agreements (the “LC Agreements”) with Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, National Association, and various private placement note investors. Under the terms of the LC Agreements, either banking institution can issue letters of credit (the “LC Issuers”). In the aggregate, the LC Agreements provide up to $275.0 million of capacity. As of June 30, 2008, no direct borrowings were outstanding under the LC Agreements, but we had issued $274.9 million of letters of credit among all three tranches of LC Agreements. Tranche A, a $50.0 million facility, and Tranche B, a $100.0 million facility, were fully utilized. Both Tranche A and Tranche B are five-year facilities which terminate in November 2011. Tranche C, is an eight-year, $125.0 million facility expiring in November 2014. As of June 30, 2008, we had issued $124.9 million of letters of credit under Tranche C, leaving $0.1 million of available capacity. The LC Agreements contain certain restrictive covenants, such as a minimum net worth level, a minimum fixed charge coverage ratio and a maximum leverage ratio. The LC Agreements also include restrictions with regard to subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, affiliate transactions, sales and leasebacks, and mergers and acquisitions, among other restrictions. In the event of default under the LC Agreements, including our failure to reimburse a draw against an issued letter of credit, the LC Issuer could transfer its claim against us, to the extent such amount is due and payable no later than the stated maturity of the respective LC Agreement. In addition to quarterly letter of credit fees and, to the extent that a term loan is in effect, we would be assessed a floating rate of interest over LIBOR.
We also have various short-term, uncommitted revolving credit facilities across several geographic regions of approximately $1.5 billion. These facilities are generally used to provide letters of credit or bank guarantees to customers in the ordinary course of business to support advance payments, as performance guarantees or in lieu of retention on our contracts. At June 30, 2008, we had available capacity of $685.6 million under these uncommitted facilities. In addition to providing letters of credit or bank guarantees, we also issue surety bonds in the ordinary course of business to support our contract performance.
In addition, we have a $200.0 million, five-year, unsecured term loan facility (the “Term Loan”) with JPMorgan Chase Bank, National Association, as administrative agent and Bank of America, N.A., as syndication agent. The Term Loan was fully utilized upon closing of the Lummus acquisition in November 2007. Interest under the Term Loan is based upon LIBOR plus an applicable floating spread, and paid quarterly in arrears. We also have an interest rate swap that provides for an interest rate of approximately 5.19%, inclusive of the applicable floating spread. The Term Loan will be repaid in equal installments of $40.0 million per year, with the last principal payment due in November 2012.
The Term Loan contains similar restrictive covenants to the ones noted above for the revolving credit facility.
As of June 30, 2008, the following commitments were in place to support our ordinary course obligations:

	Amounts of Commitments by Expiration Period
(In thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Letters of Credit/Bank Guarantees	$1,412,567	$505,144	$716,788	$182,455	$8,180
Surety Bonds	221,645	162,462	57,974	1,209	—

Total Commitments	$1,634,212	$667,606	$774,762	$183,664	$8,180

Note: Letters of credit include $32,949 of letters of credit issued in support of our insurance program.
The net loss incurred during the second quarter resulted in a breach of the maximum leverage ratio and the minimum fixed charge coverage ratio contained within our Agreements. Accordingly, as of June 30, 2008, we were not in compliance with the financial covenants under the Agreements.
On August 5, 2008, we obtained amendments to the above agreements and upon obtaining these amendments, were in compliance with our financial covenants. The fees associated with obtaining the amendments will primarily be amortized over the remaining terms of the Agreements.
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
We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:
Revenue Recognition—Revenue is primarily recognized using the percentage-of-completion method. Our contracts are awarded on a competitive bid and negotiated basis. We offer our customers a range of contracting options, including fixed-price, cost reimbursable and hybrid approaches. Contract revenue is primarily recognized based on the percentage that actual costs-to-date bear to total estimated costs. We utilize this cost-to-cost approach as we believe this method is less subjective than relying on assessments of physical progress. We follow the guidance of SOP 81-1 for accounting policies relating to our use of the percentage-of-completion method, estimating costs, revenue recognition, including the recognition of profit incentives, combining and segmenting contracts and unapproved change order/claim recognition. Under the cost-to-cost approach, the most widely recognized method used for percentage-of-completion accounting, the use of estimated cost to complete each contract is a significant variable in the process of determining revenue recognition and is a significant factor in the accounting for contracts. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including the reversal of any profit recognized in prior periods. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates.
Contract revenue reflects the original contract price adjusted for approved change orders and estimated minimum recoveries of unapproved change orders and claims. We recognize revenue associated with unapproved change orders and claims to the extent that related costs have been incurred when recovery is probable and the value can be reliably estimated. At June 30, 2008 and December 31, 2007, we had projects with outstanding unapproved change orders/claims of $97.0 million and $96.3 million, respectively, factored into the determination of their revenue and estimated costs. We anticipate reaching agreement with our customers to resolve the change orders/claims and other commercial issues during the next six to twelve months. If the final settlements are less than the approved change orders and claims, our results of operations could be negatively impacted.
Losses expected to be incurred on contracts in progress are charged to earnings in the period such losses become known. For projects in a significant loss position, we recognized losses of $314.0 million and $327.0 million, respectively, for the three and six month periods ended June 30, 2008. Recognized losses during the prior year period were $15.4 million and $25.2 million, respectively, for the three and six month periods ended June 30, 2007.
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
Financial Instruments—Although we do not engage in currency speculation, we periodically use hedges, primarily forward contracts, to mitigate certain operating exposures, as well as hedge intercompany loans utilized to finance non-U.S. subsidiaries. Hedge contracts utilized to mitigate operating exposures are generally designated as “cash flow hedges” under SFAS No. 133. Therefore, gains and losses, exclusive of forward points, associated with marking highly effective instruments to market are included in accumulated other comprehensive income/loss on the condensed consolidated balance sheets until the associated offsetting underlying operating exposure impacts our earnings. Gains and losses associated with instruments deemed ineffective during the period, if any, and instruments for which we do not seek hedge accounting treatment are recognized within cost of revenue in the condensed consolidated statements of income. Changes in the fair value of forward points are recognized within cost of revenue in the condensed consolidated statements of income. Additionally, gains or losses on forward contracts to hedge intercompany loans are included within cost of revenue in the condensed consolidated statements of income. We have also entered a swap arrangement to hedge against interest rate variability associated with our $200.0 million term loan. The swap arrangement is designated as a cash flow hedge under SFAS No. 133, as the critical terms matched those of the term loan at inception and as of June 30, 2008. We will continue to assess hedge effectiveness of the swap transaction prospectively. Our other financial instruments are not significant.
Income Taxes—Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The final realization of the deferred tax asset depends on our ability to generate sufficient taxable income of the appropriate character in the future and in appropriate jurisdictions. As a result of charges to earnings during the six months ended June 30, 2008 for two projects in the U.K., we increased our U.K. NOL asset to $133.9 million. We have not provided a valuation allowance against this NOL in the U.K., as we believe that it is more likely than not that it will be utilized from future earnings and contracting strategies.
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
Recoverability of Goodwill—We have adopted SFAS No. 142 which states that goodwill and indefinite-lived intangible assets are to be reviewed annually for impairment. The goodwill impairment analysis required under SFAS No. 142 requires us to allocate goodwill to our reporting units, compare the fair value of each reporting unit with our carrying amount, including goodwill, and then, if necessary, record a goodwill impairment charge in an amount equal to the excess, if any, of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. The primary method we employ to estimate these fair values is the discounted cash flow method. This methodology is based, to a large extent, on assumptions about future events that may or may not occur as anticipated, and such deviations could have a significant impact on the estimated fair values calculated. These assumptions include, but are not limited to, estimates of future growth rates, discount rates and terminal values of reporting units. Our goodwill balance at June 30, 2008 was $941.4 million.
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
Forward-looking statements involve known and unknown risks and uncertainties. In addition to the material risks listed under “Item 1A. Risk Factors,” as set forth in our Form 10-K for the year ended December 31, 2007 filed with the SEC, that may cause our actual results, performance or achievements to be materially different from those expressed or implied by any forward-looking statements, the following are some, but not all, of the factors that might cause or contribute to such differences:
•	our ability to realize cost savings from our expected execution performance of contracts;

•	the uncertain timing and the funding of new contract awards, and project cancellations and operating risks;

•	cost overruns on fixed price or similar contracts whether as the result of improper estimates or otherwise;

•	risks associated with labor productivity;

•	risks associated with percentage-of-completion accounting;

•	our ability to settle or negotiate unapproved change orders and claims;

•	changes in the costs or availability of, or delivery schedule for, equipment, components, materials, labor or subcontractors;

•	adverse impacts from weather may affect our performance and timeliness of completion, which could lead to increased costs and affect the costs or availability of, or delivery schedule for, equipment, components, materials, labor or subcontractors;

•	increased competition;

•	fluctuating revenue resulting from a number of factors, including the cyclical nature of the individual markets in which our customers operate;

•	lower than expected activity in the hydrocarbon industry, demand from which is the largest component of our revenue;

•	lower than expected growth in our primary end markets, including but not limited to LNG and energy processes;

•	risks inherent in acquisitions and our ability to obtain financing for proposed acquisitions;

•	our ability to integrate and successfully operate acquired businesses and the risks associated with those businesses;

•	the weakening, non-competitiveness, unavailability of, or lack of demand for, our intellectual property rights;

•	failure to keep pace with technological changes;

•	failure of our patents or licensed technologies to perform as expected or to remain competitive, current, in demand, profitable or enforceable;

•	adverse outcomes of pending claims or litigation or the possibility of new claims or litigation, and the potential effect on our business, financial condition and results of operations;

•	the ultimate outcome or effect of the pending FTC order on our business, financial condition and results of operations;

•	lack of necessary liquidity to finance expenditures prior to the receipt of payment for the performance of contracts and to provide bid and performance bonds and letters of credit securing our obligations under our bids and contracts;

•	proposed and actual revisions to U.S. and non-U.S. tax laws, and interpretation of said laws, Dutch tax treaties with foreign countries, and U.S. tax treaties with non-U.S. countries (including, but not limited to The Netherlands), that seek to increase income taxes payable;

•	political and economic conditions including, but not limited to, war, conflict or civil or economic unrest in countries in which we operate; and

•	a downturn or disruption in the economy in general.
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
Another form of foreign currency exposure relates to our non-U.S. subsidiaries’ normal contracting activities. We generally try to limit our exposure to foreign currency fluctuations in most of our contracts through provisions that require customer payments in U.S. dollars, the currency of the contracting entity, or other currencies corresponding to the currency in which costs are incurred. As a result, we generally do not need to hedge foreign currency cash flows for contract work performed. However, where construction contracts do not contain foreign currency provisions, we generally use forward exchange contracts to hedge foreign currency exposure of forecasted transactions and firm commitments. At June 30, 2008, the outstanding notional value of these cash flow hedge contracts was $226.3 million. Our primary foreign currency exchange rate exposure hedged includes the Chilean Peso, Chilean Unidad de Fomento, Euro, Peruvian Nuevo Sol, British Pound, Norwegian Krone, Swiss Franc, Japanese Yen and Czech Republic Koruna. The gains and losses on these contracts are intended to offset changes in the value of the related exposures. The unrealized hedge fair value gain associated with instruments for which we do not seek hedge accounting treatment totaled $1.0 million and was recognized within cost of revenue in the condensed consolidated statement of income for the six months ended June 30, 2008. Additionally, we exclude forward points, which represent the time value component of the fair value of our derivative positions, from our hedge assessment analysis. This time value component is recognized as ineffectiveness within cost of revenue in the condensed consolidated statement of income and was an unrealized loss totaling approximately $0.2 million for the period ended June 30, 2008. As a result, our total unrealized hedge fair value gain recognized within cost of revenue for the six months ended June 30, 2008 was $0.8 million. The total net fair value of these contracts, including the foreign currency gain related to ineffectiveness was $4.4 million. The terms of our contracts extend up to two years. The potential change in fair value for these contracts from a hypothetical ten percent change in quoted foreign currency exchange rates would have been approximately $0.4 million at June 30, 2008.
During the fourth quarter of 2007 we entered into a swap arrangement to hedge against interest rate variability associated with our $200.0 million term loan. The swap arrangement was designated as a cash flow hedge under SFAS No. 133 as the critical terms matched those of the term loan at inception and as of June 30, 2008.
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
The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and notes payable approximates their fair values because of the short-term nature of these instruments. At June 30, 2008, the fair value of our long-term debt, based on the current market rates for debt with similar credit risk and maturity, approximated the value recorded on our balance sheet as interest is based upon LIBOR plus an applicable floating spread and is paid quarterly in arrears. See Note 6 to our condensed consolidated financial statements for quantification of our financial instruments.

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
Changes in Internal Controls —There were no changes in our internal controls over financial reporting that occurred during the three-month period ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

We believe that the FTC’s Order and Opinion are inconsistent with the law and the facts presented at trial, in the appeal to the Commission, as well as new evidence following the close of the record. We have filed a petition for review of the FTC Order and Opinion with the U.S. Court of Appeals for the Fifth Circuit. Oral arguments occurred on May 2, 2007. On January 25, 2008, we received the decision of the Fifth Circuit Court of Appeals regarding our appeal of the Order, which denied our petition to review the Order. On March 10, 2008, we filed a Petition for Panel Rehearing and a Petition for Rehearing En Banc in the U.S. Court of Appeals for the Fifth Circuit. The Court subsequently ordered the FTC to respond to our Petition for Rehearing En Banc. On March 31, 2008, the FTC filed a response to our petition. On July 2, 2008 the Fifth Circuit ruled on our petition. We are currently reviewing the Court’s decision, which denied our petition, and are evaluating our legal options.
As we have done over the course of the past year, we continue to work cooperatively with the FTC to resolve this matter. We are not required to divest any assets until we have exhausted all appeal processes available to us, including appeal to the U.S. Supreme Court. Because (i) the remedies described in the Order and Opinion are neither consistent nor clear, (ii) the needs and requirements of any purchaser of divested assets could impact the amount and type of possible additional assets, if any, to be conveyed to the purchaser to constitute it as a viable competitor in the Relevant Products beyond those contained in the PDM Divisions, and (iii) the demand for the Relevant Products is constantly changing, we have not been able to definitively quantify the potential effect on our financial statements. The divested entity could include, among other things, certain fabrication facilities, equipment, contracts and employees of CB&I. The remedies contained in the Order, depending on how and to the extent they are ultimately implemented to establish a viable competitor in the Relevant Products, could have an adverse effect on us, including the possibility of a potential write-down of the net book value of divested assets, a loss of revenue relating to divested contracts and costs associated with a divestiture.
Securities Class Action—A class action shareholder lawsuit was filed on February 17, 2006 against us and several former officers, Gerald M. Glenn, Robert B. Jordan, and Richard E. Goodrich, in the U.S. District Court for the Southern District of New York entitled Welmon v. Chicago Bridge & Iron Co. NV, et al. (No. 06 CV 1283). The complaint was filed on behalf of a purported class consisting of all those who purchased or otherwise acquired our securities from March 9, 2005 through February 3, 2006 and were damaged thereby.
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
On January 22, 2008, the parties entered into a definitive settlement agreement that, without any admission of liability, would fully resolve the claims made against us and the individual defendants in this litigation. The settlement agreement received final approval by the Court at a hearing on June 3, 2008 and a Final Judgment and Order dismissing the action with prejudice was docketed on June 4, 2008. Under the terms of the settlement agreement, the plaintiff class will receive a payment of $10.5 million, less approved attorneys fees and expenses, which has been funded to an escrow account by our insurance carrier.
Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Through June 30, 2008, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 4,700 plaintiffs, and of those claims, approximately 1,500 claims were pending and 3,200 have been closed through dismissals or settlements. Through June 30, 2008, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount per claim of approximately one thousand dollars. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. We review each case on its own merits and make accruals based on the probability of loss and our ability to estimate the amount of liability and related expenses, if any. We do not currently believe that any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow and at June 30, 2008 we had accrued $1.3 million for liability and related expenses. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that may be expected to be recoverable because of the variability in the coverage amounts, deductibles, limitations and viability of carriers with respect to our insurance policies for the years in question.
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
In connection with the historical operation of our facilities, substances which currently are or might be considered hazardous were used or disposed of at some sites that will or may require us to make expenditures for remediation. In addition, we have agreed to indemnify parties to whom we have purchased and sold facilities for certain environmental liabilities arising from acts occurring before the dates those facilities were transferred.
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

			c) Total Number of	d) Maximum Number of
			Shares Purchased as	Shares that May Yet Be
	a) Total Number of Shares	b) Average Price Paid	Part of Publicly	Purchased Under the
Period	Purchased	per Share	Announced Plan	Plan (1)
April 2008 (4/1/08 - 4/30/08)	—	$—	439,000	9,161,000
May 2008 (5/1/08 - 5/31/08)	500,000	$40.1245	939,000	8,661,000
June 2008 (6/1/08 - 6/30/08)	81,500	$44.9363	1,020,500	8,579,500

Total	581,500	$40.7989	1,020,500	8,579,500

(1)	On May 8, 2008, our shareholders voted on and we announced the extension through November 8, 2009 of our existing stock repurchase program (the “2007 Stock Repurchase Program”). Under the 2007 Stock Repurchase Program, the authorized amount of the repurchase totals up to 10% of our issued share capital (or approximately 9,600,000 shares).

(2)	Table does not include shares withheld for tax purposes or forfeitures under our equity plans.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
The Annual General Meeting of Shareholders of Chicago Bridge & Iron Company N.V. was held on May 8, 2008. The following matters were voted upon and adopted at the meeting:
(i)	Reappointment of Gary L. Neale, Marsha C. Williams and J. Charles Jennett, and appointment of Larry D. McVay as members of the Supervisory Board to serve until the Annual General Meeting of Shareholders in 2011 and until their successors have been duly appointed.

	First Nominee	Second Nominee
First Position	Gary L. Neale	Luciano Reyes	Abstain
	60,889,107	1,023,832	114,652

	First Nominee	Second Nominee
Second Position	Marsha C. Williams	Travis L. Stricker	Abstain
	60,891,917	1,021,022	114,652

	First Nominee	Second Nominee
Third Position	J. Charles Jennett	Samuel C. Leventry	Abstain
	60,893,439	1,019,500	114,652

	First Nominee	Second Nominee
Fourth Position	Larry D. McVay	David P. Bordages	Abstain
	61,896,276	16,663	114,652
(ii)	The authorization to prepare the Dutch annual accounts and the annual report in the English language and to adopt the Dutch Statutory Annual Accounts of the Company for the fiscal year ended December 31, 2007.

For	61,884,972
Against	29,666
Abstain	112,953
(iii)	The discharge of the sole member of the Management Board from liability in respect of the exercise of their duties during the fiscal year ended December 31, 2007.

For	58,793,283
Against	2,156,189
Abstain	1,078,119
(iv)	The discharge of members of the Supervisory Board from liability in respect of the exercise of their duties during the fiscal year ended December 31, 2007.

For	58,816,675
Against	2,180,188
Abstain	1,030,728
(v)	The approval of the distribution from profits for the year ended December 31, 2007 in the amount of U.S. $0.16 per share previously paid as interim dividends.

For	61,885,225
Against	33,574
Abstain	108,792
(vi)	The approval to extend the authority of the Management Board, acting with the approval of the Supervisory Board, to repurchase up to 10% of the issued share capital of the Company until November 8, 2009 on the open market, through privately negotiated transactions or in one or more self tender offers for a price per share not less than the nominal value of a share and not higher than 110% of the most recently available (as of the time of repurchase) price of a share on any securities exchange where the Company’s shares are traded.

For	61,898,707
Against	80,280
Abstain	48,604
(vii)	The ratification of appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm.

For	61,020,599
Against	36,854
Abstain	970,138
(viii)	To Amend our Articles of Association to permit record dates up to 30 days prior to the date of a shareholder meeting in accordance with the draft prepared by the Management Board and approved by the Supervisory Board and to authorize each lawyer, each civil-law notary of Baker & McKenzie Amsterdam N.V., jointly as well as severally, to apply for the ministerial statement of non-objection on the draft deed of amendment of the Articles of Association, to amend said draft in such a way as might appear necessary in order to obtain the statement of non-objection and to execute and to sign the deed of amendment of the Articles of Association.

For	61,865,911
Against	88,493
Abstain	73,187

(ix)	The approval to amend the Chicago Bridge & Iron Company 1999 Long-Term Incentive Plan.

For	42,514,414
Against	19,392,084
Abstain	121,093
(x)	The approval to extend the authority of the Supervisory Board to issue and/or grant rights (including options to subscribe) on shares of the Company and to limit and exclude pre-emption rights until May 8, 2013.

For	48,880,661
Against	12,870,032
Abstain	276,898
(xi)	The approval of the compensation of the non-executive Chairman of the Supervisory Board.

For	59,535,248
Against	1,885,813
Abstain	606,530
Item 5. Other Information
     None.
Item 6. Exhibits
     (a) Exhibits

10.1 (1)	Amendment No. 2, dated as of August 5, 2008, to the Second Amended and Restated Credit Agreement dated October 13, 2006.

10.2 (1)	Second Amendment to the Agreements, dated as of August 5, 2008, Re: $50,000,000 Letter of Credit and Term Loan Agreement dated as of November 6, 2006, $100,000,000 Letter of Credit and Term Loan Agreement dated as of November 6, 2006, and $125,000,000 Letter of Credit and Term Loan Agreement dated as of November 6, 2006, among Chicago Bridge & Iron Company N.V., Chicago Bridge & Iron Company (Delaware), CBI Services, Inc., CB&I Constructors, Inc., and CB&I Tyler Company, as Co-Obligors, Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer, JPMorgan Chase Bank, N.A., as Letter of Credit Issuer and Joint Book Manager, and the Lenders party thereto.

10.3 (1)	Amendment No. 1, dated as of August 5, 2008, to the Term Loan Agreement dated as of November 9, 2007, among Chicago Bridge & Iron Company N.V., as Guarantor, Chicago Bridge & Iron Company, as Borrower, the institutions from time to time parties thereto as Lenders, JPMorgan Chase Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and The Royal Bank of Scotland plc, Wells Fargo Bank, N.A., and Calyon New York Branch, as Documentation Agents.

31.1 (1)	Certification Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (1)	Certification Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chicago Bridge & Iron Company N.V.
By:	Chicago Bridge & Iron Company B.V.
Its: Managing Director

/s/ RONALD A. BALLSCHMIEDE

Ronald A. Ballschmiede
Managing Director
(Principal Financial Officer)
Date: August 5, 2008

Index to Exhibit

10.1 (1)	Amendment No. 2, dated as of August 5, 2008, to the Second Amended and Restated Credit Agreement dated October 13, 2006.

10.2 (1)	Second Amendment to the Agreements, dated as of August 5, 2008, Re: $50,000,000 Letter of Credit and Term Loan Agreement dated as of November 6, 2006, $100,000,000 Letter of Credit and Term Loan Agreement dated as of November 6, 2006, and $125,000,000 Letter of Credit and Term Loan Agreement dated as of November 6, 2006, among Chicago Bridge & Iron Company N.V., Chicago Bridge & Iron Company (Delaware), CBI Services, Inc., CB&I Constructors, Inc., and CB&I Tyler Company, as Co-Obligors, Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer, JPMorgan Chase Bank, N.A., as Letter of Credit Issuer and Joint Book Manager, and the Lenders party thereto.

10.3 (1)	Amendment No. 1, dated as of August 5, 2008, to the Term Loan Agreement dated as of November 9, 2007, among Chicago Bridge & Iron Company N.V., as Guarantor, Chicago Bridge & Iron Company, as Borrower, the institutions from time to time parties thereto as Lenders, JPMorgan Chase Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and The Royal Bank of Scotland plc, Wells Fargo Bank, N.A., and Calyon New York Branch, as Documentation Agents.

31.1 (1)	Certification Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (1)	Certification Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith