Form 10-Q
period 2008-09-30
CHICAGO BRIDGE & IRON CO N V
filed 2008-10-29
CIK 1027884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                               For the quarterly period ended September 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     The number of shares outstanding of the registrant’s common stock as of October 15, 2008 — 95,271,200.

CHICAGO BRIDGE & IRON COMPANY N.V.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue	$1,563,709	$1,171,752	$4,431,594	$3,040,424
Cost of revenue	1,462,984	1,064,376	4,362,820	2,787,550

Gross profit	100,725	107,376	68,774	252,874
Selling and administrative expenses	54,854	35,313	170,964	103,822
Intangibles amortization	5,894	132	17,679	396
Other operating loss (income), net	105	159	44	(32)
Equity earnings	(11,950)	—	(34,233)	—

Income (loss) from operations	51,822	71,772	(85,680)	148,688
Interest expense	(5,388)	(985)	(14,529)	(2,980)
Interest income	1,744	8,298	7,177	24,420

Income (loss) before taxes and minority interest	48,178	79,085	(93,032)	170,128
Income tax (expense) benefit	(37,825)	(18,742)	8,588	(44,233)

Income (loss) before minority interest	10,353	60,343	(84,444)	125,895
Minority interest in income	(1,799)	(1,605)	(5,283)	(4,446)

Net income (loss)	$8,554	$58,738	$(89,727)	$121,449

Net income (loss) per share:
Basic	$0.09	$0.61	$(0.94)	$1.27
Diluted	$0.09	$0.61	$(0.94)	$1.26

Weighted average shares outstanding:
Basic	95,341	95,665	95,754	95,613
Diluted	96,086	96,744	95,754	96,709

Cash dividends on shares:
Amount	$3,820	$3,859	$11,548	$11,576
Per share	$0.04	$0.04	$0.12	$0.12
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2008	2007

	(Unaudited)
Assets

Cash and cash equivalents	$242,366	$305,877
Accounts receivable, net of allowance for doubtful accounts of $4,053 in 2008 and $4,230 in 2007	569,699	636,566
Contracts in progress with costs and estimated earnings exceeding related progress billings	318,649	357,933
Deferred income taxes	35,888	20,400
Other current assets	135,273	118,095

Total current assets	1,301,875	1,438,871

Equity investments	138,654	117,835
Property and equipment, net	313,658	254,402
Non-current contract retentions	3,404	3,389
Deferred income taxes	76,309	6,150
Goodwill	940,054	942,344
Other intangibles, net	248,115	265,794
Other non-current assets	68,524	66,976

Total assets	$3,090,593	$3,095,761

Liabilities

Notes payable	$698	$930
Current maturity of long-term debt	40,000	40,000
Accounts payable	643,805	550,786
Accrued liabilities	304,428	285,581
Contracts in progress with progress billings exceeding related costs and estimated earnings	1,152,768	1,123,320
Income taxes payable	17,149	13,058

Total current liabilities	2,158,848	2,013,675

Long-term debt	160,000	160,000
Other non-current liabilities	216,554	183,509
Minority interest in subsidiaries	17,112	11,858

Total liabilities	2,552,514	2,369,042

Shareholders’ Equity

Common stock, Euro .01 par value; shares authorized: 250,000,000 in 2008 and 2007;
shares issued: 99,073,635 in 2008 and 2007;
shares outstanding: 95,296,544 in 2008 and 96,690,920 in 2007	1,154	1,154
Additional paid-in capital	368,788	355,487
Retained earnings	339,553	440,828
Stock held in Trust	(31,929)	(21,493)
Treasury stock, at cost: 3,777,091 shares in 2008 and 2,382,715 shares in 2007	(121,977)	(69,109)
Accumulated other comprehensive (loss) income	(17,510)	19,852

Total shareholders’ equity	538,079	726,719

Total liabilities and shareholders’ equity	$3,090,593	$3,095,761

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007

Cash Flows from Operating Activities

Net (loss) income	$(89,727)	$121,449
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	58,042	24,716
Deferred taxes	(83,834)	423
Stock-based compensation expense	15,390	13,478
Loss (gain) on sale of property, plant and equipment	44	(32)
Unrealized loss (gain) on foreign currency hedge ineffectiveness	260	(1,222)
Excess tax benefits from stock-based compensation	(3,132)	(5,704)
Change in operating assets and liabilities (see below)	197,302	87,790

Net cash provided by operating activities	94,345	240,898

Cash Flows from Investing Activities

Purchases of short-term investments	—	(197,839)
Proceeds from sale of short-term investments	—	37,302
Capital expenditures	(82,057)	(65,976)
Proceeds from sale of property, plant and equipment	1,364	1,674

Net cash used in investing activities	(80,693)	(224,839)

Cash Flows from Financing Activities

Payments of notes payable	(232)	(781)
Repayment of private placement debt	—	(25,000)
Excess tax benefits from stock-based compensation	3,132	5,704
Purchase of treasury stock associated with stock plans/repurchase program	(76,026)	(30,961)
Issuance of common stock associated with stock plans	—	1,203
Issuance of treasury stock associated with stock plans	7,511	6,692
Dividends paid	(11,548)	(11,576)

Net cash used in financing activities	(77,163)	(54,719)

Decrease in cash and cash equivalents	(63,511)	(38,660)
Cash and cash equivalents, beginning of the year	305,877	619,449

Cash and cash equivalents, end of the period	$242,366	$580,789

Change in Operating Assets and Liabilities

Decrease (increase) in receivables, net	$66,867	$(48,434)
Change in contracts in progress, net	45,085	(18,648)
(Increase) decrease in non-current contract retentions	(15)	12,707
Increase in accounts payable	93,019	82,471
Increase in other current and non-current assets	(37,611)	(30,777)
Increase in income taxes payable	11,095	21,545
Increase in accrued and other non-current liabilities	42,867	52,885
Increase in equity investments	(20,819)	—
(Increase) decrease in other	(3,186)	16,041

Total	$197,302	$87,790

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
($ values in thousands, except per share data)
(Unaudited)
1. Significant Accounting Policies
Basis of Presentation—The accompanying unaudited condensed consolidated financial statements for Chicago Bridge & Iron Company N.V. (“CB&I” or the “Company”) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, our unaudited condensed consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our financial position as of September 30, 2008, our results of operations for each of the three month and nine month periods ended September 30, 2008 and 2007, and our cash flows for each of the nine month periods ended September 30, 2008 and 2007. The condensed consolidated balance sheet at December 31, 2007 is derived from the December 31, 2007 audited consolidated financial statements; however, certain prior year balances have been reclassified to conform to current year presentation. Specifically, project balances associated with previously acquired Lummus operations have been reclassified from accounts payable, accrued liabilities and other non-current liabilities to contracts in progress.
Management believes that the disclosures in these financial statements are adequate to make the information presented not misleading. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations and cash flows for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited interim condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2007.
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
Contract revenue reflects the original contract price adjusted for approved change orders and estimated minimum recoveries of unapproved change orders and claims. We recognize revenue associated with unapproved change orders and claims to the extent that related costs have been incurred when recovery is probable and the value can be reliably estimated. At September 30, 2008 and December 31, 2007, we had projects with outstanding unapproved change orders/claims of $29,000 and $96,336, respectively, factored into the determination of their revenue and estimated costs.

Losses expected to be incurred on contracts in progress are charged to earnings in the period such losses become known. For projects in a significant loss position, we recognized losses of $89,000 and $416,000, respectively, for the three and nine month periods ended September 30, 2008. Recognized losses during the prior year period were $25,832 and $67,612, respectively, for the three and nine month periods ended September 30, 2007.
Costs and estimated earnings to date in excess of progress billings on contracts in progress represent the cumulative revenue recognized less the cumulative billings to the customer. Any billed revenue that has not been collected is reported as accounts receivable. Unbilled revenue is reported as contracts in progress with costs and estimated earnings exceeding related progress billings on the condensed consolidated balance sheets. The timing of when we bill our customers is generally based upon advance billing terms or contingent upon completion of certain phases of the work, as stipulated in the contract. Progress billings in accounts receivable at September 30, 2008 and December 31, 2007 included contract retentions totaling $33,720 and $58,780, respectively, expected to be collected within one year. Contract retentions collectible beyond one year are included in non-current contract retentions on the condensed consolidated balance sheets. Cost of revenue includes direct contract costs such as material and construction labor, and indirect costs which are attributable to contract activity.
Income Taxes—Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The final realization of the deferred tax asset depends on our ability to generate sufficient taxable income of the appropriate character in the future and in appropriate jurisdictions. We did not provide for an income tax benefit for net losses recognized in the United Kingdom (“U.K.”) during the third quarter of 2008. We have not provided a valuation allowance against our remaining U.K. net operating loss carryforward asset of approximately $110,000 as it is more likely than not that it will be utilized from future earnings and contracting strategies.
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
Foreign Currency—The nature of our business activities involves the management of various financial and market risks, including those related to changes in currency exchange rates. The effects of translating financial statements of foreign operations into our reporting currency are recognized in accumulated other comprehensive income (loss) within shareholders’ equity on the condensed consolidated balance sheets, as cumulative translation adjustment, net of tax, which includes tax credits associated with the translation adjustment. Foreign currency exchange gains (losses) are included within cost of revenue in the condensed consolidated statements of income.
New Accounting Standards—The FASB has issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, and accordingly, does not require any new fair value measurements. SFAS No. 157 became effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this standard during the first quarter of 2008 has not had a material impact on our consolidated financial position, results of operations or cash flows as of September 30, 2008. For specific disclosures under this standard, see Note 6 to our condensed consolidated financial statements.
Per Share Computations—Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of dilutive securities, consisting of employee stock options, restricted shares, performance shares (where performance criteria have been met) and directors’ deferred fee shares.
The following schedule reconciles the net income (loss) and shares utilized in the basic and diluted EPS computations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income (loss)	$8,554	$58,738	$(89,727)	$121,449

Weighted average shares outstanding — basic	95,341	95,665	95,754	95,613
Effect of stock options/restricted shares/performance shares(1)	681	1,016	—	1,033
Effect of directors’ deferred fee shares(1)	64	63	—	63

Weighted average shares outstanding — diluted	96,086	96,744	95,754	96,709

Net income (loss) per share

Basic	$0.09	$0.61	$(0.94)	$1.27
Diluted	$0.09	$0.61	$(0.94)	$1.26

(1)	The effect of stock options and restricted, performance and directors’ deferred fee shares were not included in the calculation of diluted EPS for the nine months ended September 30, 2008 as they were antidilutive due to the net loss for the year-to-date period.
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
The balances included in the September 30, 2008 condensed consolidated balance sheet associated with this acquisition are based upon preliminary information and are subject to change when additional information concerning final asset and liability valuations is obtained.
3. Stock Plans
During the three months ended September 30, 2008 and 2007, we recognized $3,223 and $3,577 of stock-based compensation expense, respectively, while during the nine months ended September 30, 2008 and 2007, we recognized $15,390 and $13,478, respectively. These costs are reported primarily as selling and administrative expense in the accompanying condensed consolidated statements of income. See Note 13 of our Consolidated Financial Statements in our 2007 Form 10-K for additional information related to our stock-based compensation plans.
During the nine months ended September 30, 2008, we granted 180,614 stock options with a weighted-average per share fair value of $19.62 and a weighted-average exercise price per share of $46.23. Using the Black-Scholes option-pricing model, the fair value of each option grant was estimated on the date of grant based upon the following weighted-average assumptions: risk-free interest rate of 3.30%, expected dividend yield of 0.35%, expected volatility of 40.22% and an expected life of 6 years.

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on the historical volatility of our stock. We also use historical information to estimate option exercises and employee terminations within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding.
During the nine months ended September 30, 2008, 497,095 restricted shares and 256,198 performance shares were granted, with weighted-average per share grant-date fair values of $42.56 and $45.36, respectively.
The changes in additional paid-in capital, stock held in trust and treasury stock since December 31, 2007 primarily relate to activity associated with our stock plans. Our treasury stock also reflects the impact of our stock repurchase program.
4. Comprehensive (Loss) Income
Comprehensive (loss) income for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income (loss)	$8,554	$58,738	$(89,727)	$121,449
Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(13,532)	4,973	(13,545)	10,827
Change in unrealized loss on debt securities	—	—	—	16
Change in unrealized fair value of cash flow hedges (1)	(9,609)	14,388	(23,691)	14,562
Change in unrecognized net prior service pension credits	(39)	(46)	(118)	(137)
Change in unrecognized net actuarial pension (gains) losses	(3)	20	(8)	58

Comprehensive (loss) income	$(14,629)	$78,073	$(127,089)	$146,775

(1)	The total unrealized fair value (loss) gain on cash flow hedges is recorded under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Changes in the unrealized fair value of cash flow hedges results from the impact of changes in foreign exchange rates, as well as the timing of settlements of underlying obligations. The total cumulative unrealized fair value loss on cash flow hedges recorded within accumulated other comprehensive loss as of September 30, 2008 totaled $4,922, net of tax of $1,699. Of this amount, $2,784 of unrealized loss, net of tax of $751, is expected to be reclassified into earnings during the next 12 months due to settlement of the associated underlying obligations. Offsetting the unrealized loss on cash flow hedges is an unrealized gain on the underlying transactions, to be recognized upon settlement. See Note 6 to our condensed consolidated financial statements for additional discussion relative to our financial instruments.
Accumulated other comprehensive loss of $17,510 reported on our condensed consolidated balance sheet at September 30, 2008 includes the following, net of tax: $11,349 of currency translation adjustment loss, $4,922 of unrealized fair value loss on cash flow hedges, $757 of unrecognized net prior service pension credits and $1,996 of unrecognized net actuarial pension losses.

5. Goodwill and Other Intangibles
Goodwill

At September 30, 2008 and December 31, 2007, our goodwill balances were $940,054 and $942,344, respectively, attributable to the excess of the purchase price over the fair value of assets and liabilities acquired associated with our recent acquisition of Lummus, as well as previous acquisitions within our North America and Europe, Africa and Middle East (“EAME”) segments.
The decrease in goodwill for the nine months ended September 30, 2008 primarily relates to a reduction in accordance with SFAS No. 109, “Accounting for Income Taxes,” where U.S. tax goodwill exceeded book goodwill in our North America segment, and the impact of foreign currency translation.
The change in goodwill for the nine months ended September 30, 2008 is as follows:

Total
Balance at December 31, 2007	$942,344
Tax goodwill in excess of book goodwill	(1,478)
Foreign currency translation	(812)

Balance at September 30, 2008	$940,054

Impairment Testing—SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), states that goodwill and indefinite-lived intangible assets are no longer amortized to earnings, but instead are reviewed for impairment at least annually via a two-phase process, absent any indicators of impairment. The first phase screens for impairment, while the second phase, if necessary, measures impairment. We have elected to perform our annual analysis of goodwill during the fourth quarter of each year based upon balances as of the beginning of the fourth quarter. Impairment testing of goodwill is accomplished by comparing an estimate of discounted future cash flows to the net book value of each applicable reporting unit. We have assessed any indicators of impairment to date and have determined that no impairment existed. There can be no assurance that future goodwill impairment tests will not result in future charges to earnings.
Other Intangible Assets

The following table provides information concerning our other intangible assets for the periods ended September 30, 2008 and December 31, 2007:

	September 30, 2008		December 31, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets (weighted average life)
Technology (15 years)	$206,376	$(12,768)	$206,376	$(2,417)
Tradenames (9 years)	38,817	(6,031)	38,817	(1,390)
Backlog (4 years)	14,800	(3,660)	14,800	(517)
Lease agreements (9 years)	6,600	1,268	6,600	180
Non-compete agreements (7 years)	6,200	(3,487)	6,200	(2,855)

Total amortizable intangible assets	$272,793	$(24,678)	$272,793	$(6,999)

The change in other intangibles for the nine months ended September 30, 2008 relates to additional amortization expense totaling $2,303, $2,948 and $12,428 within our North America, EAME and Lummus Technology segments, respectively.

6. Financial Instruments
Forward Contracts—Although we do not engage in currency speculation, we periodically use hedges, primarily forward contracts, to mitigate certain operating exposures, as well as to hedge intercompany loans utilized to finance non-U.S. subsidiaries.
As of September 30, 2008, our outstanding contracts to hedge intercompany loans and certain operating exposures are summarized as follows:

		Contract	Weighted Average
Currency Sold	Currency Purchased	Amount(1)	Contract Rate

Forward contracts to hedge intercompany loans: (2)
U.S. Dollar	Australian Dollar	$95,666	1.20
U.S. Dollar	Euro	$73,831	0.69
U.S. Dollar	Canadian Dollar	$69,087	1.06
U.S. Dollar	British Pound	$56,851	0.56
U.S. Dollar	South African Rand	$2,746	7.89
Czech Republic Koruna	U.S. Dollar	$28	17.30

Contracts to hedge certain operating exposures: (3)
U.S. Dollar	Chilean Peso	$70,694	525.30
U.S. Dollar	Euro	$45,280	0.71
U.S. Dollar	Chilean Unidad de Fomento (4)	$21,335	0.02
U.S. Dollar	Peruvian Nuevo Sol	$19,700	2.74
U.S. Dollar	British Pound	$13,409	0.54
U.S. Dollar	Norwegian Krone	$53	5.23
British Pound	Euro	£4,934	1.32
British Pound	Japanese Yen	£2,238	208.79
British Pound	Swiss Francs	£1,740	2.32
Euro	Czech Republic Koruna	€1,953	23.87

(1)	Represents the notional U.S. dollar equivalent at inception of the contract, with the exception of forward contracts to sell: 4,934 British Pounds for 6,521 Euros, 2,238 British Pounds for 467,321 Japanese Yen, 1,740 British Pounds for 4,030 Swiss Francs and 1,953 Euros for 46,624 Czech Republic Koruna. These contracts are denominated in British Pounds and Euros and their notional value equates to approximately $18,620 at September 30, 2008.

(2)	These contracts, for which we do not seek hedge accounting treatment under SFAS No. 133, generally mature within seven days of quarter-end and are marked-to-market within cost of revenue in the condensed consolidated statement of income, generally offsetting any translation gains/losses on the underlying transactions. At September 30, 2008, the total fair value of these contracts was $7,111 and of the total mark-to-market, $899 was recorded in other current assets and $8,010 was recorded in accrued liabilities on the condensed consolidated balance sheet.

(3)	Represent primarily forward contracts that hedge forecasted transactions and firm commitments and generally mature within two years of quarter-end. Certain of our hedges are designated as “cash flow hedges” under SFAS No. 133. We exclude forward points, which represent the time value component of the fair value of our derivative positions, from our hedge assessment analysis. This time value component is recognized as ineffectiveness within cost of revenue in the condensed consolidated statement of income and was an unrealized gain totaling approximately $319 during the nine months ended September 30, 2008. The unrealized hedge fair value loss associated with instruments for which we do not seek hedge accounting treatment totaled $579 and was recognized within cost of revenue in the condensed consolidated statement of income. Our total unrealized hedge fair value loss recognized within cost of revenue for the nine months ended September 30, 2008 was $260. At September 30, 2008, the total fair value of these outstanding forward contracts was $6,140, including the total foreign currency exchange gain related to ineffectiveness. Of the total mark-to-market, $3,284 was recorded in other current assets, $8,993 was recorded in accrued liabilities and $431 was recorded in other non-current liabilities on the condensed consolidated balance sheet.

(4)	Represents an inflationary-adjusted currency that is indexed to the Chilean Peso.
Interest Rate Swap—During the fourth quarter of 2007, we entered a swap arrangement to hedge against interest rate variability associated with our $200,000 term loan. The swap arrangement has been designated as a cash flow hedge under SFAS No. 133, as the critical terms matched those of the term loan at inception and as of September 30, 2008. At September 30, 2008, the total fair value of our interest rate swap was $2,354 and was recorded in other non-current liabilities on the condensed consolidated balance sheet.
SFAS 157
As discussed in Note 1 to the condensed consolidated financial statements, we adopted SFAS 157 during the first quarter of 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about assets and liabilities measured at fair value. The standard provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. The standard also establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The standard requires consideration of our credit quality when valuing liabilities.
We reviewed our derivative valuations using all available evidence, including recent transactions in the marketplace, indicative pricing services and the results of back-testing similar types of transactions. The adoption of SFAS 157 has not had a significant impact on our condensed consolidated balance sheet, statement of income or statement of cash flows as of September 30, 2008.
Valuation Hierarchy—The three levels of the valuation hierarchy under SFAS 157 are defined as follows:
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
Derivatives—Exchange-traded derivatives that are valued using quoted prices are classified within level 1 of the valuation hierarchy. However, few classes of derivative contracts are listed on an exchange; thus, our derivative positions are classified within level 2 of the valuation hierarchy, as they are valued using internally-developed models that use, as their basis, readily observable market parameters. Our derivatives include basic interest rate swaps, forward contracts, and options. In some cases, derivatives may be valued based upon models with significant unobservable market parameters. These would be classified within level 3 of the valuation hierarchy. As of September 30, 2008, we did not have any level 3 classifications.
The following table presents our financial instruments carried at fair value as of September 30, 2008, by caption on the condensed consolidated balance sheet and by SFAS 157 valuation hierarchy (as described above):

		Internal models with	Internal models with	Total carrying
	Quoted market	significant	significant	value in the
	prices in active	observable market	unobservable market	condensed consolidated
	markets (Level 1)	parameters (Level 2) (1)	parameters (Level 3)	balance sheet

Assets
Other current assets	$—	$4,183	$—	$4,183
Other non-current assets	—	—	—	—

Total assets at fair value	$—	$4,183	$—	$4,183

Liabilities
Accrued liabilities	$—	$(17,003)	$—	$(17,003)
Other non-current liabilities	—	(2,785)	—	(2,785)

Total liabilities at fair value	$—	$(19,788)	$—	$(19,788)

(1)	These fair values are inclusive of outstanding forward contracts to hedge intercompany loans and certain operating exposures, as well as the swap arrangement entered to hedge against interest rate variability associated with our $200,000 term loan.
7. Retirement Benefits
We previously disclosed in our financial statements for the year ended December 31, 2007 that in 2008, we expected to contribute $18,132 and $3,759 to our defined benefit and other postretirement plans, respectively. The following table provides updated contribution information for our defined benefit and postretirement plans as of September 30, 2008:

	Defined	Other Postretirement
	Benefit Plans	Benefits
Contributions made through September 30, 2008	$12,652	$3,120
Remaining contributions expected for 2008	5,541	844

Total contributions expected for 2008	$18,193	$3,964

Components of Net Periodic Benefit Cost	Defined		Other Postretirement
	Benefit Plans		Benefits
Three months ended September 30,	2008	2007	2008	2007

Service cost	$2,953	$1,217	$425	$321
Interest cost	7,602	1,875	789	499
Expected return on plan assets	(7,300)	(2,496)	—	—
Amortization of prior service costs (credits)	6	6	(66)	(67)
Recognized net actuarial loss (gain)	14	24	(41)	4

Net periodic benefit cost	$3,275	$626	$1,107	$757

	Defined		Other Postretirement
	Benefit Plans		Benefits
Nine months ended September 30,	2008	2007	2008	2007

Service cost	$9,061	$3,669	$1,275	$963
Interest cost	23,254	5,528	2,374	1,494
Expected return on plan assets	(22,353)	(7,342)	—	—
Amortization of prior service costs (credits)	19	18	(201)	(201)
Recognized net actuarial loss (gain)	41	71	(126)	10

Net periodic benefit cost	$10,022	$1,944	$3,322	$2,266

8. Segment Information
Subsequent to our recent acquisition of Lummus in November 2007, we reorganized our internal reporting structure based upon similar products and services. We manage the engineering, procurement and construction (“EPC”) component of our operations by four geographic segments: North America; Europe, Africa and Middle East; Asia Pacific; and Central and South America, as each geographic segment offers similar services. The EPC operations of our recent Lummus acquisition have been integrated into our North America and EAME segments based upon the geographic location of their operations. Additionally, the results of the technology component of the Lummus acquisition are reported separately, as they offer separate services.
The Chief Executive Officer evaluates the performance of these segments based on revenue and income from operations. Each segment’s performance reflects an allocation of corporate costs, which was based primarily on revenue. Intersegment revenue is not material.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue

EPC
North America	$567,190	$520,679	$1,641,543	$1,407,209
Europe, Africa and Middle East	449,604	329,871	1,105,458	952,354
Asia Pacific	112,032	122,581	389,849	305,951
Central and South America	324,332	198,621	958,610	374,910
Lummus Technology	110,551	—	336,134	—

Total revenue	$1,563,709	$1,171,752	$4,431,594	$3,040,424

Income (Loss) From Operations

EPC
North America	$42,364	$43,374	$71,060	$91,632
Europe, Africa and Middle East	(58,972)	(1,340)	(354,483)	(726)
Asia Pacific	7,765	12,647	33,249	27,072
Central and South America	33,328	17,091	81,636	30,710
Lummus Technology	27,337	—	82,858	—

Total income (loss) from operations	$51,822	$71,772	$(85,680)	$148,688

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
As we have done over the course of the past year, we continue to work cooperatively with the FTC to resolve this matter. On September 15, 2008, we filed a divestiture application with the FTC intended to resolve the matter. The proposed divestiture includes a license to use our cryogenic tank technology and the sale of certain construction equipment to Matrix Service Co. (“Matrix”). We will also subcontract about $20,000 of cryogenic and LNG tank work in the U.S. to Matrix over the next several years. In addition, we will transfer approximately 70 engineering and construction personnel to Matrix, along with the procedures necessary to enhance its competitiveness in the product lines as specified in the Order and Opinion. This agreement, pending FTC approval, is anticipated to be completed in the fourth quarter of 2008. If this divestiture application is approved by the FTC, we believe that the impact will not have a material effect on our financial statements.
Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Through September 30, 2008, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 4,700 plaintiffs, and of those claims, approximately 1,400 claims were pending and 3,300 have been closed through dismissals or settlements. Through September 30, 2008, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount per claim of approximately one thousand dollars. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. We review each case on its own merits and make accruals based on the probability of loss and our ability to estimate the amount of liability and related expenses, if any. We do not currently believe that any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow and at September 30, 2008 we had accrued $2,362 for liability and related expenses. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that may be expected to be recoverable because of the variability in the coverage amounts, deductibles, limitations and viability of carriers with respect to our insurance policies for the years in question.
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
10. Equity Investments
Our investments, which are accounted for by the equity method and are attributable to our purchase of Lummus in November 2007, consist primarily of the following:
•	Catalytic Distillation Technologies (“CD Tech”) — provides license/basic engineering and catalyst supply for catalytic distillation applications, including gasoline desulphurization and alkylation processes.

•	Chevron-Lummus Global LLC (“CLG”) — provides license/basic engineering services and catalyst supply for deep conversion (e.g., hydrocracking), residual hydroprocessing and lubes processing. The business primarily concentrates on converting/upgrading heavy/sour crude that is produced in the refinery process to more marketable products.
These two investees are significant in the aggregate and summarized income statement information is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue	$73,867	$—	$211,838	$—
Gross profit	35,739	—	101,724	—
Income from operations	23,882	—	67,094	—
Net income	23,181	—	65,371	—

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
Results of Operations
Overview — During the third quarter of 2008, we reported new awards of approximately $703.7 million, consistent with the comparable prior year period, and revenue of $1.6 billion, representing an approximate 33% increase over the prior year. Regarding operating performance, we recognized an $86.0 million charge to capture additional projected costs to complete the South Hook and Isle of Grain projects in the United Kingdom (the “U.K. Projects”), as described below. Our gross profit excluding the $86.0 million charge from these projects was $186.7 million, or approximately 12.0% of revenue, representing solid execution of existing backlog, the contribution of our higher gross profit Lummus Technology business, acquired in the fourth quarter of 2007, and the strength of new awards.
On September 13, 2008, Hurricane Ike impacted CB&I facilities and projects in our North America segment. All facilities and projects were back to normal operations by early October, except for our large LNG project in Texas. We continue to work with the customer to assess the job-site. For the full-year 2008, hurricane related costs are expected to be in the range of $6.0 million to $8.0 million, the majority of which were recognized in the third quarter.
New Awards/Backlog—During the three months ended September 30, 2008, new awards, representing the value of new project commitments received during a given period, were $703.7 million, compared with $715.3 million during the same 2007 period. These commitments are included in backlog until work is performed and revenue is recognized or until cancellation. Approximately 83% of our new awards were distributed among our North America segment (39%), our EAME segment (23%), and our Lummus Technology segment (21%). New awards for our North America and EAME segments included various steel plate structure and energy processes projects in the United States (“U.S.”), Canada and Europe, while Lummus Technology’s awards included technology and engineering services for a petrochemical complex in India, valued at approximately $45.0 million. Significant new awards during the prior year period were concentrated in the U.S., which included an LNG terminal expansion and a refinery expansion project. New awards for the nine months ended September 30, 2008 were $3.2 billion compared with $4.9 billion in the same 2007 period. The comparable prior year period included two significant LNG awards in our Central and South America (“CSA”) segment.
We see a change in the marketplace away from pure lump-sum turnkey as the preferred approach for major EPC energy projects and a shift to a combination of cost reimbursable, modular fabrication, engineering services and “hybrid” contracts, which provide for risk-sharing between the owner and the contractor. Our new awards are reflecting this shift, in addition to smaller steel plate structure and energy processes projects.
Backlog at September 30, 2008 of $6.2 billion was comparable with our September 30, 2007 balance of $6.4 billion.
Revenue—Revenue of $1.6 billion during the three months ended September 30, 2008 increased $392.0 million, or 33%, compared with the corresponding 2007 period. Revenue grew $46.5 million, or 9%, in the North America segment, increased $119.7 million, or 36%, in the EAME segment, decreased $10.5 million, or 9%, in the Asia Pacific segment, and increased $125.7 million, or 63%, in the CSA segment. The following factors contributed to our overall increase in revenue over the comparable prior year period:
•	Approximately 72% of the revenue increase, or $283.0 million, is attributable to the results of our November 2007 Lummus acquisition. Lummus Technology revenue of $110.6 million reflects the strength of proprietary equipment sales and process licensing to the gas, refining and petrochemical sectors. The balance of Lummus revenue of $172.4 million is included primarily within our EAME segment.

•	We began the year with significant LNG backlog, contributing to the revenue growth in our CSA segment.

•	Interruptions on Gulf Coast projects in the United States caused by Hurricane Ike, were more than offset by growth of energy processes and steel plate structure work in Canada.

•	The wind-down of the U.K Projects has been partly offset by strong growth of steel plate structure work in the Middle East.
Revenue during the nine months ended September 30, 2008 totaled $4.4 billion, an increase of $1.4 billion, or 46%, versus the comparable prior year period.
Gross Profit—Gross profit in the third quarter of 2008 was $100.7 million, or 6.4% of revenue, compared with gross profit of $107.4 million, or 9.2% of revenue, for the corresponding period in 2007. The difference in gross profit as a percentage of revenue in the current period versus the comparable prior year period is primarily due to the following factors:
•	As a result of ongoing subcontractor issues and significant weather delays during the third quarter, the schedule for achieving first gas for the South Hook LNG project has been further delayed to December 2008 and projected costs have increased. While experiencing similar issues during the third quarter, the Isle of Grain LNG project is on schedule to receive first gas in November 2008. As a result of these factors, we recognized an $80.0 million and $6.0 million charge to earnings during the third quarter associated with the South Hook and Isle of Grain projects, respectively. These additional costs to complete the projects are expected to be concentrated in the fourth quarter of 2008. If weather factors, labor productivity and subcontractor performance were to decline from amounts utilized in our current estimates, our future results of operations would be negatively impacted. Charges for the South Hook project in the comparable prior year period were approximately $26.0 million.

•	Our gross profit excluding the $86.0 million charge from the U.K. Projects was $186.7 million or approximately 12.0%. The balance of the backlog performance reflected improvement over the prior year as a result of the contribution of the Lummus Technology business and solid project execution.
Gross profit in the first nine months of 2008 was $68.8 million, or 1.6% of revenue, versus $252.9 million, or 8.3% of revenue, for the comparable 2007 period. The current period reflects a $424.0 million charge for the U.K. Projects and the first quarter impact of increased costs on a project in the U.S. Excluding the year-to-date impact of the U.K. Projects, gross profit was approximately 11.0%.
Equity Earnings—Equity earnings of $12.0 million and $34.2 million for the three and nine month periods ended September 30, 2008, were generated from joint venture investments within our Lummus Technology business. These joint ventures have experienced elevated technology licensing and catalyst sales for various proprietary technologies during both the second and third quarters of 2008.
Selling and Administrative Expenses—Selling and administrative expenses for the three months ended September 30, 2008 were $54.9 million, or 3.5% of revenue, compared with $35.3 million, or 3.0% of revenue, for the comparable period in 2007. Selling and administrative expenses for the nine months ended September 30, 2008 were $171.0 million, or 3.9% of revenue, compared with $103.8 million, or 3.4% of revenue, for the corresponding

2007 period. The increase for the quarter and year to date periods as compared to 2007 is attributable primarily to incremental costs associated with our Lummus business and growth in global administrative support costs.
Income (Loss) from Operations—Income from operations for the three months ended September 30, 2008 was $51.8 million versus $71.8 million during the prior year period. Loss from operations for the nine months ended September 30, 2008 was $85.7 million, compared with income from operations of $148.7 million for the comparable 2007 period. As described above, our third quarter and year-to-date results were unfavorably impacted by charges for the U.K. Projects in our EAME segment.
Interest Expense and Interest Income— Interest expense for the third quarter of 2008 was $5.4 million, compared with $1.0 million for the corresponding 2007 period. The $4.4 million increase was primarily due to higher average debt levels resulting from borrowings to fund a portion of our Lummus acquisition. Borrowings associated with the Lummus acquisition included a $200.0 million five-year term loan. Interest income of $1.7 million for the third quarter 2008 decreased $6.6 million compared to the prior year period due to lower short-term investment levels resulting from cash utilized to fund U.K. project losses and the balance of our Lummus acquisition.
Income Tax (Expense) Benefit—Income tax expense for the three months ended September 30, 2008 was $37.8 million, or 78.5% of pre-tax income, versus $18.7 million, or 23.7% in the prior year period. We have not provided an income tax benefit for net losses recognized in the U.K. during the third quarter of 2008, which has significantly increased our tax rate compared to the prior year quarter. Income tax benefit for the nine months ending September 30, 2008 was $8.6 million, or 9.2% of pre-tax loss, compared with an income tax expense of $44.2 million, or 26.0% of pre-tax income, in the prior year period.
Minority Interest in Income—Minority interest in income for the three months ended September 30, 2008 was $1.8 million compared with $1.6 million for the comparable period in 2007. Minority interest in income for the nine months ended September 30, 2008 was $5.3 million versus $4.4 million for the comparable period in 2007. The changes compared with 2007 are commensurate with the levels of operating income for the contracting entities.
Liquidity and Capital Resources
At September 30, 2008, cash and cash equivalents totaled $242.4 million.
Operating—During the first nine months of 2008, our operations generated $94.3 million of cash flows primarily as a result of collections within our EAME segment and higher payable levels in our North America and CSA segments, partially offset by a net loss for the period.
Investing—In the first nine months of 2008, we incurred $82.1 million for capital expenditures, primarily in support of projects in our North America and EAME segments.
We continue to evaluate and selectively pursue opportunities for additional expansion of our business through acquisition of complementary businesses. These acquisitions, if they arise, may involve the use of cash or may require further debt or equity financing.
Financing—During the first nine months of 2008, net cash flows used in financing activities totaled $77.2 million. Stock repurchases totaled $76.0 million (approximately 2.3 million shares at an average price of $33.46 per share) which included cash payments of approximately $70.2 million for the repurchase of 2.1 million shares of our stock and $5.8 million for withholding taxes on taxable share distributions, for which we withheld approximately 0.2 million shares. Uses of cash also included $11.5 million for the payment of dividends. Our annual 2008 dividend is expected to be in the range of $15.0 to $16.0 million. Cash provided by financing activities included $7.5 million from the issuance of shares for stock-based compensation and $3.1 million of benefits associated with tax deductions in excess of recognized stock-based compensation cost.
Our primary internal source of liquidity is cash flow generated from operations. Capacity under a revolving credit facility is also available, if necessary, to fund operating or investing activities. We have a five-year, $1.1 billion, committed and unsecured revolving credit facility, which terminates in October 2011. As of September 30, 2008, no direct borrowings were outstanding under the revolving credit facility, but we had issued $305.0 million of letters of credit under the five-year facility. Such letters of credit are generally issued to customers in the ordinary course of business to support advance payments, as performance guarantees, or in lieu of retention on our contracts. As of September 30, 2008, we had $795.0 million of available capacity under this facility. The facility contains certain restrictive covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum net worth level, among other restrictions. The facility also places restrictions on us with regard to subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, and mergers and acquisitions, among other restrictions.
In addition to the revolving credit facility, we have three committed and unsecured letter of credit and term loan agreements (the “LC Agreements”) with Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, National Association, and various private placement note investors. Under the terms of the LC Agreements, either banking institution can issue letters of credit (the “LC Issuers”). In the aggregate, the LC Agreements provide up to $275.0 million of capacity. As of September 30, 2008, no direct borrowings were outstanding under the LC Agreements, but the letters of credit among all three tranches of LC Agreements were fully utilized. Both Tranche A, a $50.0 million facility, and Tranche B, a $100.0 million facility, are five-year facilities which terminate in November 2011 and Tranche C is an eight-year, $125.0 million facility expiring in November 2014. The LC Agreements contain certain restrictive covenants, such as a minimum net worth level, a minimum fixed charge coverage ratio and a maximum leverage ratio. The LC Agreements also include restrictions with regard to subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, affiliate transactions, sales and leasebacks, and mergers and acquisitions, among other restrictions. In the event of default under the LC Agreements, including our failure to reimburse a draw against an issued letter of credit, the LC Issuer could transfer its claim against us, to the extent such amount is due and payable no later than the stated maturity of the respective LC Agreement. In addition to quarterly letter of credit fees and, to the extent that a term loan is in effect, we would be assessed a floating rate of interest over LIBOR.
We also have various short-term, uncommitted revolving credit facilities across several geographic regions of approximately $1.4 billion. These facilities are generally used to provide letters of credit or bank guarantees to customers in the ordinary course of business to support advance payments, as performance guarantees or in lieu of retention on our contracts. At September 30, 2008, we had available capacity of $594.1 million under these uncommitted facilities. In addition to providing letters of credit or bank guarantees, we also issue surety bonds in the ordinary course of business to support our contract performance.
In addition, we have a $200.0 million, five-year, unsecured term loan facility (the “Term Loan”) with JPMorgan Chase Bank, National Association, as administrative agent, and Bank of America, N.A., as syndication agent. The Term Loan was fully utilized upon closing of the Lummus acquisition in November 2007. Interest under the Term Loan is based upon LIBOR plus an applicable floating spread, and paid quarterly in arrears. We also have an interest rate swap that provides for an interest rate of approximately 6.57%, inclusive of the applicable floating spread. The Term Loan will be repaid in equal installments of $40.0 million per year, with the last principal payment due in November 2012. The Term Loan contains similar restrictive covenants to the ones noted above for the revolving credit facility.
We were in compliance with all debt covenants as of September 30, 2008.

As of September 30, 2008, the following commitments were in place to support our ordinary course obligations:

	Amounts of Commitments by Expiration Period

(In thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Letters of Credit/Bank Guarantees	$1,396,461	$682,961	$504,743	$198,765	$9,992
Surety Bonds	315,996	265,531	50,460	5	—

Total Commitments	$1,712,457	$948,492	$555,203	$198,770	$9,992

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
For a discussion of pending litigation, including lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed and matters involving the FTC, see Note 9 to our condensed consolidated financial statements.
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
Contract revenue reflects the original contract price adjusted for approved change orders and estimated minimum recoveries of unapproved change orders and claims. We recognize revenue associated with unapproved change orders and claims to the extent that related costs have been incurred when recovery is probable and the value can be reliably estimated. At September 30, 2008 and December 31, 2007, we had projects with outstanding unapproved change orders/claims of $29.0 million and $96.3 million, respectively, factored into the determination of their revenue and estimated costs. If the final settlements are less than the approved change orders and claims, our results of operations could be negatively impacted.
Losses expected to be incurred on contracts in progress are charged to earnings in the period such losses become known. For projects in a significant loss position, we recognized losses of $89.0 million and $416.0 million, respectively, for the three and nine month periods ended September 30, 2008. Recognized losses during the prior year period were $25.8 million and $67.6 million, respectively, for the three and nine month periods ended September 30, 2007.
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
Financial Instruments—Although we do not engage in currency speculation, we periodically use hedges, primarily forward contracts, to mitigate certain operating exposures, as well as hedge intercompany loans utilized to finance non-U.S. subsidiaries. Hedge contracts utilized to mitigate operating exposures are generally designated as “cash flow hedges” under SFAS No. 133. Therefore, gains and losses, exclusive of forward points, associated with marking highly effective instruments to market are included in accumulated other comprehensive income/loss on the condensed consolidated balance sheets until the associated offsetting underlying operating exposure impacts our earnings. Gains and losses associated with instruments deemed ineffective during the period, if any, and instruments for which we do not seek hedge accounting treatment, including those to hedge intercompany loans, are recognized within cost of revenue in the condensed consolidated statements of income. Additionally, changes in the fair value of forward points are recognized within cost of revenue in the condensed consolidated statements of income. We have also entered a swap arrangement to hedge against interest rate variability associated with our $200.0 million term loan. The swap arrangement is designated as a cash flow hedge under SFAS No. 133, as the critical terms matched those of the term loan at inception and as of September 30, 2008. We will continue to assess hedge effectiveness of the swap transaction prospectively. Our other financial instruments are not significant.
Income Taxes—Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The final realization of the deferred tax asset depends on our ability to generate sufficient taxable income of the appropriate character in the future and in appropriate jurisdictions. We did not provide for an income tax benefit for net losses recognized in the U.K. during the third quarter of 2008. We have not provided a valuation allowance against our remaining U.K. net operating loss carryforward asset of approximately $110.0 million as it is more likely than not that it will be utilized from future earnings and contracting strategies.
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
Recoverability of Goodwill—We have adopted SFAS No. 142 which states that goodwill and indefinite-lived intangible assets are to be reviewed annually for impairment. The goodwill impairment analysis required under SFAS No. 142 requires us to allocate goodwill to our reporting units, compare the fair value of each reporting unit with our carrying amount, including goodwill, and then, if necessary, record a goodwill impairment charge in an amount equal to the excess, if any, of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. The primary method we employ to estimate these fair values is the discounted cash flow method. This methodology is based, to a large extent, on assumptions about future events that may or may not occur as anticipated, and such deviations could have a significant impact on the estimated fair values calculated. These assumptions include, but are not limited to, estimates of future growth rates, discount rates and terminal values of reporting units. Our goodwill balance at September 30, 2008 was $940.1 million.
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
Forward-looking statements involve known and unknown risks and uncertainties. In addition to the material risks listed under “Item 1A. Risk Factors,” as set forth in our Form 10-K for the year ended December 31, 2007 filed with the SEC, that may cause our actual results, performance or achievements to be materially different from those expressed or implied by any forward-looking statements, the following are some, but not all, of the factors that might cause or contribute to such differences:

•	the impact of the current, and the potential worsening of, turmoil in worldwide financial markets or current weakness in the credit markets on us, our backlog and prospects, or any aspect of our credit facility;

•	our ability to realize cost savings from our expected execution performance of contracts;

•	the uncertain timing and the funding of new contract awards, and project cancellations and operating risks;

•	cost overruns on fixed price or similar contracts whether as the result of improper estimates or otherwise;

•	risks associated with labor productivity;

•	risks associated with percentage-of-completion accounting;

•	our ability to settle or negotiate unapproved change orders and claims;

•	changes in the costs or availability of, or delivery schedule for, equipment, components, materials, labor or subcontractors;

•	adverse impacts from weather may affect our performance and timeliness of completion, which could lead to increased costs and affect the costs or availability of, or delivery schedule for, equipment, components, materials, labor or subcontractors;

•	increased competition;

•	fluctuating revenue resulting from a number of factors, including the cyclical nature of the individual markets in which our customers operate;

•	lower than expected activity in the hydrocarbon industry, demand from which is the largest component of our revenue;

•	lower than expected growth in our primary end markets, including but not limited to LNG and energy processes;

•	risks inherent in acquisitions and our ability to obtain financing for proposed acquisitions;

•	our ability to integrate and successfully operate acquired businesses and the risks associated with those businesses;

•	the weakening, non-competitiveness, unavailability of, or lack of demand for, our intellectual property rights;

•	failure to keep pace with technological changes;

•	failure of our patents or licensed technologies to perform as expected or to remain competitive, current, in demand, profitable or enforceable;

•	adverse outcomes of pending claims or litigation or the possibility of new claims or litigation, and the potential effect on our business, financial condition and results of operations;

•	the ultimate outcome or effect of the pending FTC order on our business, financial condition and results of operations;

•	lack of necessary liquidity to finance expenditures prior to the receipt of payment for the performance of contracts and to provide bid and performance bonds and letters of credit securing our obligations under our bids and contracts;

•	proposed and actual revisions to U.S. and non-U.S. tax laws, and interpretation of said laws, Dutch tax treaties with foreign countries, and U.S. tax treaties with non-U.S. countries (including, but not limited to The Netherlands), that seek to increase income taxes payable;

•	political and economic conditions including, but not limited to, war, conflict or civil or economic unrest in countries in which we operate; and

•	a downturn or disruption in the economy in general.
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
Another form of foreign currency exposure relates to our non-U.S. subsidiaries’ normal contracting activities. We generally try to limit our exposure to foreign currency fluctuations in most of our contracts through provisions that require customer payments in U.S. dollars, the currency of the contracting entity, or other currencies corresponding to the currency in which costs are incurred. As a result, we generally do not need to hedge foreign currency cash flows for contract work performed. However, where construction contracts do not contain foreign currency provisions, we generally use forward exchange contracts to hedge foreign currency exposure of forecasted transactions and firm commitments. At September 30, 2008, the outstanding notional value of these cash flow hedge contracts was $189.1 million. Our primary foreign currency exchange rate exposure hedged includes the Chilean Peso, Euro, Chilean Unidad de Fomento, Peruvian Nuevo Sol, British Pound, Norwegian Krone, Japanese Yen, Swiss Franc, and Czech Republic Koruna. The gains and losses on these contracts are intended to offset changes in the value of the related exposures. The unrealized hedge fair value loss associated with instruments for which we do not seek hedge accounting treatment totaled $0.6 million and was recognized within cost of revenue in the condensed consolidated statement of income for the nine months ended September 30, 2008. Additionally, we exclude forward points, which represent the time value component of the fair value of our derivative positions, from our hedge assessment analysis. This time value component is recognized as ineffectiveness within cost of revenue in the condensed consolidated statement of income and was an unrealized gain totaling approximately $0.3 million for the period ended September 30, 2008. As a result, our total unrealized hedge fair value loss recognized within cost of revenue for the nine months ended September 30, 2008 was $0.3 million. The total net fair value of these contracts, including the foreign currency gain related to ineffectiveness was $6.1 million. The terms of our contracts extend up to two years. The potential change in fair value for these contracts from a hypothetical ten percent change in quoted foreign currency exchange rates would have been approximately $0.6 million at September 30, 2008.
During the fourth quarter of 2007 we entered into a swap arrangement to hedge against interest rate variability associated with our $200.0 million term loan. The swap arrangement was designated as a cash flow hedge under SFAS No. 133 as the critical terms matched those of the term loan at inception and as of September 30, 2008.

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
The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and notes payable approximates their fair values because of the short-term nature of these instruments. At September 30, 2008, the fair value of our long-term debt, based on the current market rates for debt with similar credit risk and maturity, approximated the value recorded on our balance sheet as interest is based upon LIBOR plus an applicable floating spread and is paid quarterly in arrears. See Note 6 to our condensed consolidated financial statements for quantification of our financial instruments.
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
Changes in Internal Controls —There were no changes in our internal controls over financial reporting that occurred during the three-month period ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
As we have done over the course of the past year, we continue to work cooperatively with the FTC to resolve this matter. On September 15, 2008, we filed a divestiture application with the FTC intended to resolve the matter. The proposed divestiture includes a license to use our cryogenic tank technology and the sale of certain construction equipment to Matrix Service Co. (“Matrix”). We will also subcontract about $20 million of cryogenic and LNG tank work in the U.S. to Matrix over the next several years. In addition, we will transfer approximately 70 engineering and construction personnel to Matrix, along with the procedures necessary to enhance its competitiveness in the product lines as specified in the Order and Opinion. This agreement, pending FTC approval, is anticipated to be completed in the fourth quarter of 2008. If this divestiture application is approved by the FTC, we believe that the impact will not have a material effect on our financial statements.
Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Through September 30, 2008, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 4,700 plaintiffs, and of those claims, approximately 1,400 claims were pending and 3,300 have been closed through dismissals or settlements. Through September 30, 2008, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount per claim of approximately one thousand dollars. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. We review each case on its own merits and make accruals based on the probability of loss and our ability to estimate the amount of liability and related expenses, if any. We do not currently believe that any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow and at September 30, 2008 we had accrued $2.4 million for liability and related expenses. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that may be expected to be recoverable because of the variability in the coverage amounts, deductibles, limitations and viability of carriers with respect to our insurance policies for the years in question.
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

			c) Total Number of	d) Maximum Number
			Shares Purchased as	of Shares that May
	a) Total Number of Shares	b) Average Price	Part of Publicly	Yet Be Purchased
Period	Purchased	Paid per Share	Announced Plan	Under the Plan (1)
July 2008 (7/1/08 - 7/31/08)	—	$—	1,020,500	8,579,500
August 2008 (8/1/08 - 8/31/08)	325,500	$32.7914	1,346,000	8,254,000
September 2008 (9/1/08 - 9/30/08)	994,000	$25.8985	2,340,000	7,260,000

Total	1,319,500	$27.5989	2,340,000	7,260,000

(1)	On May 8, 2008, our shareholders voted on and we announced the extension through November 8, 2009 of our existing stock repurchase program (the “2007 Stock Repurchase Program”). Under the 2007 Stock Repurchase Program, the authorized amount of the repurchase totals up to 10% of our issued share capital (or approximately 9,600,000 shares).

(2)	Table does not include shares withheld for tax purposes or forfeitures under our equity plans.

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
Its: Managing Director

/s/ RONALD A. BALLSCHMIEDE
Ronald A. Ballschmiede
Managing Director (Principal Financial Officer and Duly Authorized Officer)

Date: October 28, 2008