Form 10-K
period 2008-12-31
CHICAGO BRIDGE & IRON CO N V
filed 2009-02-25
CIK 1027884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)
YES ☐  NO ☑

Aggregate market value of common stock held by non-affiliates, based on a New York Stock Exchange closing price of $39.82 as of June 30, 2008 was $3,842,520,814.

The number of shares outstanding of the registrant’s common stock as of February 1, 2009 was 95,586,771.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2009 Proxy Statement	Part III

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

PART I

Item 1.	Business

Founded in 1889, Chicago Bridge & Iron Company N.V. and Subsidiaries (“CB&I” or “the Company”) is one of the world’s leading engineering, procurement and construction (“EPC”) companies. Our stock currently trades on the New York Stock Exchange (“NYSE”) under the ticker symbol “CBI.” CB&I is a major integrated EPC service provider and process technology licensor, delivering comprehensive solutions to customers in the energy and natural resource industries. With more than 80 locations and approximately 19,000 employees worldwide, we capitalize on our global expertise and local knowledge to safely and reliably deliver projects virtually anywhere. During 2008, we executed approximately 600 projects in over 70 countries for customers in a variety of industries.

Segment Financial Information

Segment financial information by geographic area of operation and similar products and services can be found in the section entitled “Results of Operations” in Item 7 and Financial Statements and Supplementary Data in Item 8.

Market Sectors

Within our operating segments, we serve under four broad market sectors: Liquefied Natural Gas (“LNG”), Energy Processes, Steel Plate Structures, and Lummus Technology. Through these market sectors, we offer services both independently and on an integrated basis.

Liquefied Natural Gas.  LNG terminals and similar facilities are used for the production, handling, storage and distribution of liquefied gases. We specialize in providing liquefaction and regasification facilities consisting of terminals, tanks, and associated systems. We also provide LNG tanks on a stand-alone basis. Customers for these facilities are international oil companies, regional oil and gas companies, and national oil companies and include such companies as CNOOC, Exxon, Golden Pass LNG, Isle of Grain LNG, Peru LNG, Qatar Petroleum, Southern LNG and Woodside.

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

Steel Plate Structures.  CB&I’s capabilities for steel structures include above ground storage tanks, elevated storage tanks, pressure vessels, and other specialty structures such as processing facilities and nuclear containment vessels. Customers for these structures include oil and gas companies around the world such as ADNOC, British Gas, Chevron, Kinder Morgan, Qatar Petroleum, Shell, Suncor, and nuclear technology companies such as Westinghouse.

Lummus Technology.  CB&I offers licensed technology for customers in the petrochemical, refining and gas processing industries, as well as heat transfer equipment and performance catalysts. Customers in this sector include companies such as Chevron, SABIC, Shell and Sinopec.

Certain Acquisitions

2007

On November 16, 2007, we acquired all of the outstanding shares of Lummus Global (“Lummus”) from Asea Brown Boveri Ltd. (“ABB”) for a purchase price of approximately $820.9 million, net of cash acquired and including transaction costs. Lummus’ operations include on/near shore engineering, procurement, construction and technology operations. Lummus supplies a comprehensive range of services to the global oil, gas and petrochemical industries, including the design and supply of production facilities, refineries and petrochemical plants.

Competitive Strengths

Our core competencies, which we believe are significant competitive strengths, include:

Strong Health, Safety and Environmental (“HSE”) Performance.  Because of our long and outstanding safety record, we are sometimes invited to bid on projects for which other competitors do not qualify. According to the U.S. Bureau of Labor Statistics, the national Lost Workday Case Incidence Rate for construction companies similar to CB&I was 2.6 per 100 full-time employees for 2007 (the latest reported year), while our rate for 2008 was only 0.16 per 100. Our excellent HSE performance also translates directly to lower cost, timely completion of projects, and reduced risk to our employees, subcontractors and customers.

Worldwide Record of Excellence.  We have an established record as a leader in the international engineering and construction industry by providing consistently superior project performance for 119 years.

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

Fabrication.  We are one of the few EPC and process technology contractors with in-house fabrication facilities which allow us to offer customers the option of modular construction, when feasible. In contrast to traditional onsite “stick built” construction, modular construction enables modules to be built within a tightly monitored shop environment and allows us to better control quality, minimize weather delays and expedite schedules. Once completed, the modules are shipped and assembled at the project site.

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

Management Team with Extensive Engineering and Construction Industry Experience.  Members of our senior leadership team have an average of approximately 25 years of experience in the engineering and construction industry.

Growth Strategy

On an opportunistic basis, we may pursue additional growth through selective acquisitions of businesses or assets that will expand or complement our current portfolio of services and meet our stringent acquisition criteria. The combination of CB&I and Lummus creates one of the world’s leading construction and process engineering companies, with a broad range of multinational customers in the energy and natural resource industries. The offering of both EPC services and technology further differentiates CB&I from its competitors, and the combination of the complementary platforms has resulted in an organization with formidable resources at each stage of the project life cycle.

Competition

We operate in a competitive environment. Technology performance, price, timeliness of completion, quality, safety record and reputation are the principal competitive factors within the industry. There are numerous regional, national and global competitors that offer services similar to ours.

Marketing and Customers

Through our global network of sales offices, we contract directly with hundreds of customers in the energy and natural resources industries. We rely primarily on direct contact between our technically-qualified sales and engineering staff and our customers’ engineering and contracting departments. Dedicated sales employees are located throughout our global offices.

Our significant customers, with many of which we have had longstanding relationships, are primarily in the hydrocarbon sector and include major petroleum and petrochemical companies (see the “Market Sectors” section for a listing of our significant customers).

We are not dependent upon any single customer on an ongoing basis and do not believe the loss of any single customer would have a material adverse effect on our business. For the year ended December 31, 2008, we had one customer in our Central and South America (“CSA”) segment that accounted for approximately 10% of our total revenue. Revenue from Peru LNG totaled approximately $598.2 million or 10% of our total revenue. For the year ended December 31, 2007, we had one customer within our Europe, Africa and Middle East (“EAME”) segment that accounted for more than 10% of our total revenue. Revenue from South Hook LNG totaled approximately $542.2 million or 12% of our total 2007 revenue. For the year ended December 31, 2006, we had one customer within our North America segment and one within our EAME segment that each accounted for more than 10% of our total revenue. Revenue from Valero Energy Corporation totaled approximately $353.5 million or 11% of our total 2006 revenue, and revenue from South Hook LNG totaled approximately $515.4 million or 16% of our total 2006 revenue.

Backlog/New Awards

We had a backlog of work to be completed on contracts totaling $5.7 billion as of December 31, 2008, compared with $7.7 billion as of December 31, 2007. Due to the timing of awards and the long-term nature of some of our projects, approximately 40% of our backlog may not be completed in the current fiscal year. New awards were approximately $4.3 billion for the year ended December 31, 2008, compared with $6.2 billion for the year ended December 31, 2007. Our new awards by reporting segment were as follows:

	Years Ended December 31,
	2008	2007
	(In thousands)

EPC
North America	$2,215,890	$1,958,368
Europe, Africa and Middle East	694,178	1,082,524
Asia Pacific	480,065	610,340
Central and South America	391,456	2,540,511
Lummus Technology	505,203	11,500

Total New Awards	$4,286,792	$6,203,243

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

In connection with the historical operation of our facilities, substances which currently are or might be considered hazardous were used or disposed of at some sites that will or may require us to make expenditures for remediation. In addition, we have agreed to indemnify parties to whom we have purchased or sold facilities for certain environmental liabilities arising from acts occurring before the dates those facilities were transferred.

We believe that we are currently in compliance, in all material respects, with all environmental laws and regulations. We do not anticipate that we will incur material capital expenditures for environmental controls or for investigation or remediation of environmental conditions during 2009 or 2010.

Patents

CBI has numerous active patents and patent applications throughout the world, the majority of which are associated with technologies licensed by our Lummus Technology sector. However, none is so essential that its loss would materially affect our business.

Employees

We employed 18,818 persons worldwide as of December 31, 2008. With respect to our total number of employees as of December 31, 2008, we had 8,523 salaried employees and 10,295 hourly and craft employees. The number of hourly and craft employees varies in relation to the number and size of projects we have in process at any particular time. The percentage of our employees represented by unions generally ranges between 10 and 20 percent. CB&I has agreements with various unions representing groups of its employees at project sites in the United States (“U.S.”), Canada, the United Kingdom (“U.K.”), Australia and various other countries. We have multiple agreements with various unions, the terms of which generally extend up to three years.

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

The public may read and copy any materials we file with or furnish to the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains the Company’s filings and other information regarding issuers who file electronically with the SEC at www.sec.gov.

Item 1A.	Risk Factors

Any of the following risks (which are not the only risks we face) could have material adverse effects on our financial condition, operating results and cash flow.

Risk Factors Relating to Our Business

The Global Financial and Economic Crisis Could Adversely Impact Us due to Cancellation of Projects, Delay in the Award of New Projects, or Factors Affecting the Availability of our Lending Facilities, Resulting in Reductions in Revenue, Cash Flow, and Earnings, Loss of Personnel Due to Reductions in Force, and Non-Compliance with Lending Covenants.

It is difficult to predict what impact the global financial and economic crisis will have on us. Some of our customers, suppliers and subcontractors have traditionally accessed commercial financing and capital markets to fund their operations, and the availability of funding from those sources could be uncertain in the near term.

We could also be impacted as a result of the current global financial and economic crisis if our customers delay or cancel projects, if our customers experience a material change in their ability to pay us, we are unable to meet our lending covenants, or the banks associated with our current, committed and unsecured revolving credit facility, committed and unsecured letter of credit and term loan agreements and uncommitted revolving credit facilities were to cease or reduce operations.

Our ability to remain in compliance with our lending covenants also could be impacted by circumstances or conditions beyond our control caused by the global financial and economic crisis, including but not limited to, changes in currency exchange or interest rates, performance of pension plan assets, or changes in actuarial assumptions.

Therefore, while we remain cautiously optimistic about the near future, it is difficult to forecast the impact of this crisis on us.

We Could Lose Money if We Fail to Execute Within Our Cost Estimates on Fixed-Price, Lump-Sum Contracts.

A portion of our net revenue is derived from fixed-price, lump-sum contracts. Under these contracts, we perform our services and execute our projects at a fixed price and, as a result, benefit from cost savings, but we may be unable to recover any cost overruns. If we do not execute the contract within our cost estimates, we may incur losses or the project may not be as profitable as we expected. The revenue, cost and gross profit realized on such contracts can vary, sometimes substantially, from the original projections due to changes in a variety of factors, including but not limited to:

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

Our Use of the Percentage-of-Completion Method of Accounting Could Result in a Reduction or Reversal of Previously Recorded Revenue and Profit.

Revenue is primarily recognized using the percentage-of-completion method. Our contracts are awarded on a competitive bid and negotiated basis. We offer our customers a range of contracting options, including fixed-price, cost reimbursable and hybrid approaches. Contract revenue is primarily recognized based on the percentage that actual costs-to-date bear to total estimated costs. We utilize this cost-to-cost approach as we believe this method is less subjective than relying on assessments of physical progress. We follow the guidance of Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” (“SOP 81-1”) for accounting policies relating to our use of the percentage-of-completion method, estimating costs, revenue recognition, including the recognition of profit incentives, combining and segmenting contracts and unapproved change order/claim recognition. Under the cost-to-cost approach, the most widely recognized method used for percentage-of-completion accounting, the use of estimated cost to complete each contract is a significant variable in the process of determining recognized revenue and is a significant factor in the accounting for contracts. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including the reversal of any profit recognized in prior periods. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates.

Our Recent Acquisitions or Any Prospective Acquisitions that We Undertake Could Be Difficult to Integrate, Disrupt Our Business, Dilute Stockholder Value and Harm Our Operating Results.

We may continue to pursue growth through the opportunistic and strategic acquisition of companies or assets that will enable us to broaden the types of projects we execute and also expand into new markets. Our opportunity to grow through prospective acquisitions may be limited if we cannot identify suitable companies or assets, reach agreement on potential strategic acquisitions on acceptable terms or for other reasons. Our recent or future acquisitions may be subject to a variety of risks, including:

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

We Could be Exposed to Credit Risk from a Customer’s Financial Difficulties Especially in Light of the Global Financial and Economic Crisis.

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

Our New Awards and Liquidity May Be Adversely Affected by Bonding and Letter of Credit Capacity.

A portion of our new awards requires the support of bid and performance surety bonds or letters of credit, as well as advance payment and retention bonds, which can enhance our cash flows. Our primary use of surety bonds is to support water and wastewater treatment and standard tank projects in the U.S., while letters of credit are generally used to support most other types of projects. A restriction, reduction, or termination of our surety bond agreements could limit our ability to bid on new project opportunities, thereby limiting our new awards, or increase our letter of credit utilization in lieu of bonds, thereby reducing availability under our credit facilities. A restriction, reduction or termination of our letter of credit facilities could also limit our ability to bid on new project opportunities or could significantly change the timing of project cash flows, resulting in increased borrowing needs.

Our Revenue and Earnings May Be Adversely Affected by a Reduced Level of Activity in the Hydrocarbon Industry Especially in Light of the Global Financial and Economic Crisis.

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

Although we generally do not accept liability for consequential damages in our contracts, any catastrophic occurrence in excess of insurance limits at project sites where our structures are installed or services are performed could result in significant professional liability, product liability, warranty and other claims against us. These liabilities could exceed our current insurance coverage and the fees we derive from those structures and services. These claims could also make it difficult for us to obtain adequate insurance coverage in the future at a reasonable cost. Clients or subcontractors that have agreed to indemnify us against such losses may refuse or be unable to pay us. A partially or completely uninsured claim, if successful, could result in substantial losses and reduce cash available for our operations.

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

We May Not Be Able to Fully Realize the Revenue Value Reported in Our Backlog.

We had a backlog of work to be completed on contracts totaling $5.7 billion as of December 31, 2008. Backlog develops as a result of new awards, which represent the revenue value of new project commitments received by us during a given period. Backlog consists of projects which have either (i) not yet been started or (ii) are in progress but are not yet complete. In the latter case, the revenue value reported in backlog is the remaining value associated with work that has not yet been completed. The revenue projected in our backlog may not be realized, or if realized, may not result in earnings as a result of poor project or contract performance. From time to time, projects are cancelled that appeared to have a high certainty of going forward at the time they were recorded as new awards. In the event of a project cancellation, we may be reimbursed for certain costs but typically have no contractual right to the total revenue reflected in our backlog. In addition to being unable to recover certain direct costs, cancelled projects may also result in additional unrecoverable costs due to the resulting under-utilization of our assets.

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

We Are Exposed to Possible Losses from Foreign Currency Exchange Rates.

We are exposed to market risk from changes in foreign currency exchange rates. Our exposure to changes in foreign currency exchange rates arises from receivables, payables, forecasted transactions and firm commitments from international transactions, as well as intercompany loans used to finance non-U.S. subsidiaries. We may incur losses from foreign currency exchange rate fluctuations if we are unable to convert foreign currency in a timely fashion. We seek to minimize the risks from these foreign currency exchange rate fluctuations primarily through a combination of contracting methodology and, when deemed appropriate, the use of foreign currency forward contracts. In circumstances where we utilize forward contracts, our results of operations might be negatively impacted if the underlying transactions occur at different times or in different amounts than originally anticipated. We do not use financial instruments for trading or speculative purposes.

Our Goodwill and Other Intangible Assets Could be Impaired and Result in a Charge to Income.

We have accounted for our acquisitions, including the 2007 acquisition of Lummus, using the “purchase” method of accounting. Under the purchase method we have recorded, at fair value, assets acquired and liabilities assumed, and we recorded as goodwill, the difference between the cost of the acquisitions and the sum of the fair value of tangible and identifiable intangible assets acquired, less liabilities assumed. Definite-lived intangible assets have been segregated from goodwill and recorded based upon expected future recovery of the underlying assets. At December 31, 2008, our goodwill balance was $962.3 million, $738.8 million of which is attributable to the excess of the purchase price of Lummus over the fair value of assets and liabilities acquired. The remainder is attributable to past acquisitions within our North America and EAME segments. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), definite-lived intangible assets are initially recorded at fair value and amortized over their anticipated useful lives, while goodwill balances are not amortized but instead are reviewed for impairment at least annually via a two-phase process, absent any indicators of impairment. The first phase screens for impairment, while the second phase, if necessary, measures impairment. We have elected to perform our annual analysis of goodwill during the fourth quarter of each year based upon balances as of the beginning of the fourth quarter. Impairment testing of goodwill is accomplished by comparing an estimate of discounted future cash flows to the net book value of each applicable reporting unit. Upon completion of our 2008 impairment test for goodwill, no impairment charge was necessary. However, in the future, if our remaining goodwill or other intangible assets were determined to be impaired, the impairment would result in a charge to income from operations in the year of the impairment with a resulting decrease in our recorded net worth.

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

FORWARD-LOOKING STATEMENTS

This Form 10-K contains “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty. The forward-looking statements may include, but are not limited to, (and you should read carefully) any statements containing the words “expect,” “believe,” “anticipate,” “project,” “estimate,” “predict,” “intend,” “should,” “could,” “may,” “might,” or similar expressions or the negative of any of these terms. Any statements in this Form 10-K that are not based on historical fact are forward-looking statements and represent our best judgement as to what may occur in the future.

Forward-looking statements involve known and unknown risks and uncertainties. In addition to the material risks listed under “Item 1A. Risk Factors” above that may cause our actual results, performance or achievements or business conditions to be materially different from those expressed or implied by any forward-looking statements, the following are some, but not all, of the factors that might cause or contribute to such differences:

•	The impact of the current, and the potential worsening of, turmoil in worldwide financial and economic markets or current weakness in the credit markets on us, our backlog and prospects and clients, or any aspect of our credit facilities including compliance with lending covenants;

•	our ability to realize cost savings from our expected execution performance of contracts;

•	the uncertain timing and the funding of new contract awards, and project cancellations and operating risks;

•	cost overruns on fixed price or similar contracts whether as the result of improper estimates or otherwise;

•	risks associated with labor productivity;

•	risks associated with percentage-of-completion accounting;

•	our ability to settle or negotiate unapproved change orders and claims;

•	changes in the costs or availability of, or delivery schedule for, equipment, components, materials, labor or subcontractors;

•	adverse impacts from weather affecting our performance and timeliness of completion, which could lead to increased costs and affect the costs or availability of, or delivery schedule for, equipment, components, materials, labor or subcontractors;

•	increased competition;

•	fluctuating revenue resulting from a number of factors, including a decline in energy prices and the cyclical nature of the individual markets in which our customers operate;

•	lower than expected activity in the hydrocarbon industry, demand from which is the largest component of our revenue;

•	lower than expected growth in our primary end markets, including but not limited to LNG and energy processes;

•	risks inherent in acquisitions and our ability to obtain financing for proposed acquisitions;

•	our ability to integrate and successfully operate acquired businesses and the risks associated with those businesses;

•	the weakening, non-competitiveness, unavailability of, or lack of demand for, our intellectual property rights;

•	failure to keep pace with technological changes;

•	failure of our patents or licensed technologies to perform as expected or to remain competitive, current, in demand, profitable or enforceable;

•	adverse outcomes of pending claims or litigation or the possibility of new claims or litigation, and the potential effect on our business, financial condition and results of operations;

•	lack of necessary liquidity to finance expenditures prior to the receipt of payment for the performance of contracts and to provide bid, performance, advance payment and retention bonds and letters of credit securing our obligations under our bids and contracts;

•	proposed and actual revisions to U.S. and non-U.S. tax laws, and interpretation of said laws, Dutch tax treaties with foreign countries, and U.S. tax treaties with non-U.S. countries (including, but not limited to The Netherlands), that seek to increase income taxes payable;

•	political and economic conditions including, but not limited to, war, conflict or civil or economic unrest in countries in which we operate; and

•	a downturn or disruption in the economy in general.

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

Location	Type of Facility	Interest

North America
Beaumont, Texas	Fabrication facility	Owned
Beaumont, Texas	Engineering and operations office	Leased
Birmingham, Alabama	Warehouse	Owned
Bloomfield, New Jersey	Administrative and engineering office	Leased
Bolingbrook, Illinois	Administrative and operations office	Leased
Bourbonnais, Illinois	Warehouse	Owned
Clive, Iowa	Fabrication facility and operations office	Owned
Fort Saskatchewan, Canada	Warehouse, fabrication facility and operations office	Owned
Franklin, Tennessee	Warehouse	Owned
Houston, Texas	Fabrication facility and operations office	Owned
Houston, Texas	Engineering offices	Leased
Houston, Texas	Warehouse	Leased
Niagara Falls, Canada	Engineering office	Leased
Plainfield, Illinois	Engineering office	Leased
Richardson, Texas	Engineering office	Leased
San Luis Obispo, California	Warehouse and fabrication facility	Owned
Tyler, Texas	Fabrication facilities	Owned
Tyler, Texas	Engineering and operations offices	Owned/Leased
The Woodlands, Texas	Administrative office	Owned

Location	Type of Facility	Interest

Europe, Africa and Middle East
Ajman, United Arab Emirates	Engineering office	Leased
Al Aujam, Saudi Arabia	Fabrication facility and warehouse	Owned
Al-Khobar, Saudi Arabia	Engineering and administrative office	Leased
Brno, Czech Republic	Engineering office	Owned
Cairo, Egypt	Engineering office	Leased
Dammam, Saudi Arabia	Operations and sales office	Leased
Dubai, United Arab Emirates	Engineering, operations, administrative office and warehouse	Leased
The Hague, The Netherlands	Engineering office	Leased
London, England	Engineering office	Leased
West Bay, Doha Qatar	Operations office	Leased
Wiesbaden, Germany	Engineering office	Leased
Asia Pacific
Beijing, China	Engineering and operations office	Leased
Kwinana, Australia	Fabrication facility and warehouse	Owned
New Delhi, India	Engineering office	Leased
Perth, Australia	Engineering, sales and operations office	Leased
Shanghai, China	Sales and operations office	Leased
Singapore	Engineering and administrative office	Leased

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

In June 2003, an FTC Administrative Law Judge ruled that our acquisition of PDM assets threatened to substantially lessen competition in the four business lines identified above and ordered us to divest within 180 days of a final order all physical assets, intellectual property and any uncompleted construction contracts of the PDM Divisions that we acquired from PDM to a purchaser approved by the FTC that is able to utilize those assets as a viable competitor. Subsequent to June 2003, we continued to pursue various legal remedies.

On September 15, 2008, we filed a divestiture application with the FTC intended to resolve the matter. The proposed divestiture included a license to use our cryogenic tank technology and the sale of certain construction equipment to Matrix Service Co. (“Matrix”). It also contemplated the subcontract of approximately $20.0 million of cryogenic and LNG tank work in the U.S. to Matrix over the next several years. In addition, it provided for the transfer of approximately 70 engineering and construction personnel to Matrix, along with the procedures necessary to enhance its competitiveness in the product lines as specified in the Order and Opinion. On November 28, 2008 the FTC approved our divestiture application. On December 20, 2008 we completed the agreement and closed the transaction. The transaction did not have a material effect on our financial statements.

Asbestos Litigation — We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Through December 31, 2008, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 4,700 plaintiffs, and of those claims, approximately 1,400 claims were pending and 3,300 have been closed through dismissals or settlements. Through December 31, 2008, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount per claim of approximately one thousand dollars. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. We review each case on its own merits and make accruals based on the probability of loss and our ability to estimate the amount of liability and related expenses, if any. We do not currently believe that any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flows and at December 31, 2008 we had accrued $2.4 million for liability and related expenses. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that may be expected to be recoverable because of the variability in the coverage amounts, deductibles, limitations and viability of carriers with respect to our insurance policies for the years in question.

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

In connection with the historical operation of our facilities, substances which currently are or might be considered hazardous were used or disposed of at some sites that will or may require us to make expenditures for remediation. In addition, we have agreed to indemnify parties to whom we have purchased or sold facilities for certain environmental liabilities arising from acts occurring before the dates those facilities were transferred.

We believe that we are currently in compliance, in all material respects, with all environmental laws and regulations. We do not anticipate that we will incur material capital expenditures for environmental controls or for investigation or remediation of environmental conditions during 2009 or 2010.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE. As of February 2, 2009, we had approximately 70,000 shareholders. The following table presents the range of common stock prices on the NYSE and the cash dividends paid per share of common stock by quarter for the years ended December 31, 2008 and 2007:

	Range of Common Stock Prices			Dividends
	High	Low	Close	per Share

Year Ended December 31, 2008
Fourth Quarter	$19.32	$5.12	$10.05	$0.04
Third Quarter	$40.20	$15.90	$19.24	$0.04
Second Quarter	$49.82	$37.50	$39.82	$0.04
First Quarter	$63.50	$35.21	$39.24	$0.04

Year Ended December 31, 2007
Fourth Quarter	$63.22	$41.49	$60.44	$0.04
Third Quarter	$44.84	$30.00	$43.06	$0.04
Second Quarter	$40.19	$30.10	$37.74	$0.04
First Quarter	$31.50	$25.79	$30.75	$0.04

Any future cash dividends will depend upon our results of operations, financial condition, cash requirements, availability of surplus and such other factors as our Board of Directors may deem relevant.

The following table summarizes information, as of December 31, 2008, relating to our equity compensation plans pursuant to which grants of options or other rights to acquire our common shares may be granted from time to time:

Equity Compensation Plan Information

	Number of Securities to be	Weighted-Average	Number of Securities
	Issued Upon Exercise of	Exercise Price of	Remaining Available for
	Outstanding Options, Warrants	Outstanding Options,	Future Issuance Under
Plan Category	and Rights	Warrants and Rights	Equity Compensation Plans

Equity compensation plans approved by security holders	1,394,538	$15.90	4,127,842
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,394,538	$15.90	4,127,842

The following table summarizes the number of shares repurchased through our stock repurchase program during the fourth quarter of 2008:

Issuer Purchases of Equity Securities(2)

d) Maximum
			c) Total Number	Number of
			of Shares	Shares that
	a) Total Number	b) Average	Purchased as	May Yet Be
	of Shares	Price Paid	Part of Publicly	Purchased Under
Period	Purchased	per Share	Announced Plan	the Plan(1)

October 2008 (10/1/08 — 10/31/08)	244,700	$18.7074	2,584,700	7,015,300
November 2008 (11/1/08 — 11/30/08)	—	—	—	—
December 2008 (12/1/08 — 12/31/08)	—	—	—	—

Total	244,700	$18.7074	2,584,700	7,015,300

(1)	On May 8, 2008, our shareholders voted on and we announced the extension through November 8, 2009 of our existing stock repurchase program (the “2007 Stock Repurchase Program”). Under the 2007 Stock Repurchase Program, the authorized amount of total repurchases cannot exceed 10% of our issued share capital (or approximately 9,600,000 shares).

(2)	Table does not include shares withheld for tax purposes or forfeitures under our equity plans.

Item 6.	Selected Financial Data

We derived the following summary financial and operating data for the five years ended December 31, 2004 through 2008 from our audited Consolidated Financial Statements, except for “Other Data.” You should read this information together with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements, including the related notes, appearing in “Item 8. Financial Statements and Supplementary Data.”

	Years Ended December 31,
	2008(4)	2007(3)	2006	2005	2004
	(In thousands, except per share and employee data)

Income Statement Data
Revenue	$5,944,981	$4,363,492	$3,125,307	$2,257,517	$1,897,182
Cost of revenue	5,711,831	4,006,643	2,843,554	2,109,113	1,694,871

Gross profit	233,150	356,849	281,753	148,404	202,311
Selling and administrative expenses	215,457	153,667	133,769	106,937	98,503
Intangibles amortization	24,039	3,996	1,572	1,499	1,817
Other operating (income) loss, net(1)	(464)	(1,274)	773	(10,267)	(88)
Equity earnings	(41,092)	(5,106)	—	—	—

Income from operations	35,210	205,566	145,639	50,235	102,079
Interest expense	(21,109)	(7,269)	(4,751)	(8,858)	(8,232)
Interest income	8,426	31,121	20,420	6,511	2,233

Income before taxes and minority interest	22,527	229,418	161,308	47,888	96,080
Income tax expense	(37,470)	(57,354)	(38,127)	(28,379)	(31,284)

(Loss) income before minority interest	(14,943)	172,064	123,181	19,509	64,796
Minority interest in (income) loss	(6,203)	(6,424)	(6,213)	(3,532)	1,124

Net (loss) income	$(21,146)	$165,640	$116,968	$15,977	$65,920

Per Share Data
Net (loss) income — basic	$(0.22)	$1.73	$1.21	$0.16	$0.69
Net (loss) income — diluted	$(0.22)	$1.71	$1.19	$0.16	$0.67
Cash dividends per share	$0.16	$0.16	$0.12	$0.12	$0.08

Balance Sheet Data
Goodwill	$962,305	$942,344	$229,460	$230,126	$233,386
Total assets	$3,000,718	$3,153,423	$1,784,412	$1,377,819	$1,102,718
Long-term debt	$120,000	$160,000	$—	$25,000	$50,000
Total shareholders’ equity	$555,825	$726,719	$542,435	$483,668	$469,238

Cash Flow Data
Cash flows from operating activities	$26,309	$446,395	$476,129	$164,999	$132,769
Cash flows from investing activities	$(121,249)	$(904,328)	$(78,599)	$(26,350)	$(26,051)
Cash flows from financing activities	$(122,716)	$144,361	$(112,071)	$(41,049)	$16,754

Other Financial Data
Gross profit percentage	3.9%	8.2%	9.0%	6.6%	10.7%
Depreciation and amortization	$78,244	$39,764	$28,026	$18,216	$22,498
Capital expenditures	$124,595	$88,308	$80,352	$36,869	$17,430

	Years Ended December 31,
	2008(4)	2007(3)	2006	2005	2004
	(In thousands, except per share and employee data)

Other Data
New awards(2)	$4,286,792	$6,203,243	$4,429,283	$3,279,445	$2,614,549
Backlog(2)	$5,681,008	$7,698,643	$4,560,629	$3,199,395	$2,339,114
Number of employees:
Salaried	8,523	7,779	3,863	3,218	3,204
Hourly and craft	10,295	9,516	8,238	6,773	7,824

(1)	Other operating (income) loss, net, generally represents (gains) losses on the sale of property, plant and equipment.

(2)	New awards represent the value of new project commitments received by us during a given period. These commitments are included in backlog until work is performed and revenue is recognized or until cancellation. Backlog may also fluctuate with currency movements.

(3)	Included in our 2007 results of operations were the operating results of Lummus from the acquisition date of November 16, 2007.

(4)	Included in our 2008 results of operations were charges totaling approximately $457,000 associated with additional projected costs to complete the South Hook and Isle of Grain II projects in the United Kingdom (the “U.K. Projects.”). For additional information regarding these projects, see the “Results of Operations” section in Item 7.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS

Our new awards, revenue and income from operations by reporting segment are as follows:

	Years Ended December 31,
	2008	2007	2006
		(In thousands)

New Awards (1)
EPC
North America	$2,215,890	$1,958,368	$2,753,121
Europe, Africa and Middle East	694,178	1,082,524	1,143,941
Asia Pacific	480,065	610,340	324,445
Central and South America	391,456	2,540,511	207,776
Lummus Technology	505,203	11,500	—

Total new awards	$4,286,792	$6,203,243	$4,429,283

Revenue
EPC
North America	$2,195,479	$1,946,484	$1,676,694
Europe, Africa and Middle East	1,515,950	1,307,578	1,101,813
Asia Pacific	496,422	442,042	234,764
Central and South America	1,298,458	626,415	112,036
Lummus Technology	438,672	40,973	—

Total revenue	$5,944,981	$4,363,492	$3,125,307

Income (Loss) From Operations
EPC
North America	$136,430	$138,722	$79,164
Europe, Africa and Middle East	(364,235)	(28,359)	46,079
Asia Pacific	37,054	35,427	16,219
Central and South America	115,202	53,289	4,177
Lummus Technology	110,759	6,487	—

Total income from operations	$35,210	$205,566	$145,639

(1)	New awards represent the value of new project commitments received by us during a given period. These commitments are included in backlog until work is performed and revenue is recognized or until cancellation.

2008 VERSUS 2007

Current Market Conditions — As a result of the current volatility and uncertainty in the world markets and difficulties associated with obtaining financing, our clients may be re-evaluating the timing of, or need for, proposed projects. Although our identified 2009 opportunities indicate that a significant portion of our prospective projects are with international and national oil companies, the majority of which are capable of funding projects from their internal resources, given the market volatility and uncertainty, there is a risk that our current and prospective projects may be delayed or canceled.

We continue to have a broad diversity within the entire energy project spectrum, with over half of our 2008 and anticipated 2009 revenue coming from outside the United States. In 2008, LNG projects totaled approximately 44% of revenues, Energy Processes projects accounted for nearly 28%, Steel Plate Structure revenues accounted for 21%, and the remaining 7% of revenues were from Lummus Technology. This revenue mix will continue to evolve consistent with changes in our backlog mix as well as shifts in future global demand. With the reduced price of crude oil and the drop in gasoline consumption in the United States, refinery investments projected for 2009 have slowed. However, we currently anticipate that investment in Steel Plate Structures and Energy Processes projects will remain strong in many parts of the world. LNG investment also continues, with liquefaction projects increasing in comparison to regasification projects in certain geographies.

While our bank lines remain in place to provide us the necessary flexibility and availability to take advantage of the global market for our services, the availability of such lending facilities and our ability to remain in compliance with our lending covenants could be impacted by the economic crisis.

Results Overview — We realized revenue of approximately $5.9 billion for 2008, representing an approximate 36% increase over 2007, with growth in all segments. Over half of this increase was a result of our acquired Lummus operations. Our new awards of $4.3 billion were lower than both 2007 new awards of $6.2 billion and our expectations for the current year, primarily due to delay of several expected opportunities to 2009, including an anticipated Colombian refinery project award within our CSA segment. This anticipated award is expected to be valued in excess of $1.0 billion.

During 2008 we recognized a $457.0 million charge associated with additional projected costs to complete the U.K. Projects, as described below. Our gross profit, excluding these charges, was $690.2 million, or approximately 11.0% of revenue, representing solid execution of beginning of the year backlog and 2008 new awards, and the contribution of our higher gross profit Lummus Technology business acquired in the fourth quarter of 2007.

New Awards/Backlog — The $4.3 billion of 2008 new awards represented a decrease of $1.9 billion, or 31%, compared with 2007. North America’s new awards, which comprised more than half of our total 2008 awards, increased 13% over 2007 due to the impact of significant awards in Canada and the U.S. Significant awards in Canada included a $400.0 million oil sands storage terminal and a $150.0 million LNG peak shaving facility, while the U.S. benefited from the award of two nuclear containment vessels, valued at $336.0 million. New awards in our EAME segment decreased 36% due to 2007 including a significant U.K. LNG terminal award, valued at approximately $500.0 million, partly offset by 2008 awards within the acquired EPC business of Lummus. New awards in our Asia Pacific (“AP”) segment decreased 21% due to 2007 including a large Australian LNG storage facility award, valued in excess of $373.0 million, partly offset by 2008 awards including a steel plate structures project in Australia and additional tanks at an LNG import terminal in China. Lummus Technology’s 2008 awards included heat transfer equipment for a petrochemical complex in the Middle East, valued at approximately $140.0 million, and licensing and engineering for a petrochemical complex in India. New awards in our CSA segment decreased 85% due to the impact of the significant Peru LNG liquefaction and Chile LNG regasification terminal awards during 2007.

We have experienced a move in the marketplace away from lump-sum turnkey as the preferred approach for major EPC energy projects and a shift to a combination of cost reimbursable, modular fabrication, engineering services and “hybrid” contracts, which provide for risk-sharing between the owner and the contractor. Our new awards have reflected this shift, in addition to smaller steel plate structure and energy processes projects.

Backlog at December 31, 2008 was $5.7 billion, compared to approximately $7.7 billion at December 31, 2007.

Revenue — Revenue in 2008 of $5.9 billion represented an increase of $1.6 billion, or 36%, compared with 2007. Revenue increased in all reporting segments, representing growth of $249.0 million, or 13%, in the North America segment, $208.4 million, or 16%, in the EAME segment, $54.4 million, or 12%, in the AP segment, $672.0 million, or 107%, in the CSA segment and $397.7 million in the Lummus Technology segment. The following factors contributed to our revenue increase when compared to 2007, dispite the wind-down of the U.K. Projects’ revenue in our EAME segment:

•	Approximately 57% of the revenue increase, or $897.2 million, is attributable to the results of our November 2007 Lummus acquisition. Total Lummus Technology revenue during 2008 of $438.7 million reflects the strength of proprietary equipment sales and process licensing to the gas, refining and petrochemical sectors. The balance of Lummus’ 2008 revenue of $563.2 million is included primarily within our EAME segment.

•	We began the year with significant LNG backlog, contributing to the revenue growth in our CSA, North America and AP segments.

•	Our CSA segment experienced growth in energy processes work in South America.

•	We experienced growth of steel plate structure work in Canada.

•	We experienced increased steel plate structure growth in the Middle East and engineering projects in the U.K.

Gross Profit — Gross profit in 2008 was $233.2 million, or 3.9% of revenue, compared with gross profit of $356.8 million, or 8.2% of revenue, in 2007. The decrease in gross profit as a percentage of revenue is primarily attributable to the following factors:

•	Continued poor labor productivity, significant weather delays and the need to supplement critical subcontractor areas adversely impacted the schedules for the U.K. Projects and necessitated substantial expenditures during 2008 well above previous estimates. Consequently, the schedule for achieving first gas for the South Hook LNG project was delayed to early 2009 and projected costs increased. The project is currently ready for first gas and is awaiting its first LNG delivery. While experiencing similar issues during 2008, the Isle of Grain II LNG project received first gas in line with our revised schedule in November 2008 and achieved gas out in late December 2008. As a result of the aforementioned, we recognized charges to earnings of $358.0 million and $99.0 million during 2008 for South Hook and Isle of Grain II, respectively. If weather factors, labor productivity and subcontractor performance on the South Hook LNG project were to decline from amounts utilized in our current estimates, our schedule for gas out and project completion, and our future results of operations would be negatively impacted. Charges for the South Hook project during 2007 totaled approximately $97.7 million.

•	Gross profit in the North America segment was unfavorably impacted by increased forecasted materials and associated construction labor costs on a project in the U.S., the majority of which were incurred during the first quarter of 2008. Additionally, gross profit in our North America segment was favorably impacted during 2007 by a cancellation provision on an LNG tank project in Canada.

•	Our gross profit excluding the $457.0 million charge for the U.K. Projects was $690.2 million or approximately 11.0% of revenue. The improvement over 2007 is primarily a result of the contribution of the Lummus Technology business and solid project execution on existing backlog.

Equity Earnings — Equity earnings of $41.1 million during 2008 were generated from technology licensing and catalyst sales for various proprietary technologies in joint venture investments within our Lummus Technology business.

Selling and Administrative Expenses — Selling and administrative expenses were $215.5 million, or 3.6% of revenue, in 2008, compared with $153.7 million, or 3.5% of revenue, in 2007. The increase in absolute dollars relates to incremental costs associated with our Lummus business and growth in global administrative support costs, partly offset by lower 2008 performance based compensation expense.

Income from Operations — Income from operations during 2008 was $35.2 million compared to $205.6 million during 2007. As described above, our 2008 results were unfavorably impacted by charges for the U.K. Projects in our EAME segment. Additionally, higher selling and administrative costs and intangibles amortization expense were partially offset by significant equity earnings during 2008.

Interest Expense and Interest Income — Interest expense for 2008 was $21.1 million, compared with $7.3 million for 2007. The increase of $13.8 million is primarily due to higher average debt levels resulting from borrowings utilized to fund a portion of our Lummus acquisition. Borrowings associated with the Lummus acquisition included a $200.0 million five-year term loan and periodic borrowings under our revolving credit facility. Interest income for 2008 was $8.4 million, compared with $31.1 million for 2007. The decrease of $22.7 million is due to lower short-term investment levels resulting from cash utilized to fund U.K. project costs and the balance of our Lummus acquisition.

Income Tax Expense — Income tax expense for 2008 was $37.5 million, or 166.3% of pre-tax income, versus $57.4 million, or 25.0% of pre-tax income, for 2007. We did not provide an income tax benefit for $128.0 million of our net losses realized in the U.K. during the second half of 2008, which has significantly increased our tax rate compared to 2007. We expect our 2009 rate to fall within the range of 30% to 34%.

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

Minority Interest in Income — Minority interest in income for 2008 and 2007 was $6.2 million and $6.4 million, respectively. The changes compared with 2007 are commensurate with the levels of operating income for the contracting entities.

Prospective Change in Reporting Segments — Over the past several years, we have experienced worldwide demand in our end markets. With the addition of the Lummus organization last year, our ability to respond to that demand has placed us in the tier of global contractors who have the unique capability to meet customers’ needs across a broad spectrum of technology and project services.

As a result of the aforementioned, beginning in the first quarter 2009, our management structure and internal and public segment reporting will be aligned based upon three distinct project business sectors, rather than our historical practice of reporting based upon discrete geographic regions. These three project business sectors will be CB&I Lummus (which includes Energy Processes and LNG terminal projects), CB&I Steel Plate Structures, and Lummus Technology.

Our 2008 results discussed above have been reported in accordance with the geographic segment structure that was in place during 2008.

2007 VERSUS 2006

New Awards/Backlog — New awards in 2007 of $6.2 billion, increased $1.8 billion, or 40% compared with 2006. Approximately 41% of our new awards during 2007 were for contracts awarded within our CSA segment, while 32% were for contracts awarded in North America. North America’s new awards decreased 29% due to the impact of a significant LNG import terminal award in the U.S. during 2006, valued at $1.1 billion. Significant awards in North America during 2007 included two refinery expansion projects and an LNG expansion project, all awarded in the U.S. New awards in our EAME segment decreased 5% as a result of the impact of growth on the U.K. LNG import terminals and major awards in the Middle East during 2006, partly offset by a U.K. LNG terminal award during 2007, valued at approximately $500.0 million. New awards in our AP segment increased 88% primarily due to an LNG storage facility award in Australia, valued in excess of $373.0 million. New awards in our CSA segment increased 1123%, due to an LNG liquefaction award in Peru, valued in excess of $1.5 billion, and an LNG regasification terminal award in Chile, valued at approximately $775.0 million.

Due to our strong performance in new awards and approximately $1.2 billion of backlog acquired with our acquisition of Lummus, our backlog increased from $4.6 billion in 2006 to $7.7 billion in 2007.

Revenue — Revenue in 2007 of $4.4 billion increased $1.2 billion, or 40%, compared with 2006. During 2007, revenue increased 16% in the North America segment, 19% in the EAME segment, 88% in the AP segment, and more than fourfold in the CSA segment. The increase in our North America segment was primarily a result of progress on the U.S. LNG import terminal awarded in the second half of 2006. Increased revenue within our EAME segment resulted from the impact of growth on an existing LNG project in the U.K. and stronger steel plate structure activity in the Middle East. Revenue growth in the AP segment was a result of progress on a significant project in Australia. CSA’s increase was a result of the significant increase in new awards during the year. Total 2007 revenue contributed by our acquisition of Lummus was approximately $104.6 million.

Gross Profit — Gross profit in 2007 was $356.8 million, or 8.2% of revenue, compared with $281.8 million, or 9.0% of revenue, in 2006. The 2007 and 2006 results were impacted by several key factors including the following:

•	Our North America segment was favorably impacted during 2007 by the strong steel plate structure markets in the U.S. and Canada and a cancellation provision associated with an LNG tank project in Canada. These favorable impacts were partially offset by charges to earnings during the first half of 2007 of approximately $19.8 million associated with costs on a project that closed in a loss position. These charges related primarily to higher than anticipated labor costs and modifications to our field execution approach. Our 2006 results were impacted by increased forecasted construction costs to complete several projects.

•	Our EAME segment was unfavorably impacted by increased forecasted construction costs on a project in the U.K. We increased our forecasted costs to complete the project during 2007 primarily as a result of lower than expected labor productivity and schedule impacts, which increased our project management and field labor estimates and associated subcontract costs. As a result of the cumulative revisions to its estimated costs to complete, the project incurred charges to earnings of $97.7 million during 2007.

•	The impact of the above project was partly offset by stronger steel plate structure activity in the Middle East during 2007.

•	Our AP segment was favorably impacted by the higher level of revenue in the region.

•	Our CSA segment benefited from the significant new awards in the first half of 2007, while 2006 was impacted by negative cost adjustments on several projects.

•	The results of our acquired Lummus business contributed to our 2007 gross profit.

Selling and Administrative Expenses — Selling and administrative expenses were $153.7 million, or 3.5% of revenue, in 2007, compared with $133.8 million, or 4.3% of revenue, in 2006. Despite a 40% increase in revenue during 2007, our selling and administrative expenses increased only $19.9 million, including $10.2 million associated with the operations of our acquisition of Lummus, as a result of effective cost controls.

Income from Operations — During 2007, income from operations was $205.6 million, representing a $59.9 million increase compared with 2006. As described above, our results were favorably impacted by higher revenue volume, partially offset by lower gross profit percentage levels and increased selling and administrative expenses.

Interest Expense and Interest Income — Interest expense increased $2.5 million from 2006 to $7.3 million, due to higher average debt levels resulting from borrowings to fund a portion of our acquisition of Lummus and the impact of a favorable settlement of contingent tax obligations during 2006. Borrowings associated with the acquisition of Lummus included short-term revolver borrowings (which were fully repaid as of December 31, 2007) and a $200.0 million five-year term loan. The final of three equal annual installments of $25.0 million was paid in mid-2007 associated with our senior notes. Interest income increased $10.7 million from 2006 to $31.1 million primarily due to higher short-term investment levels prior to the acquisition of Lummus in November 2007 and higher associated yields.

Income Tax Expense — Income tax expense for 2007 and 2006 was $57.4 million, or 25.0% of pre-tax income, and $38.1 million, or 23.6% of pre-tax income, respectively. The rate increase compared with 2006 was primarily due to the U.S./non-U.S. income mix and the recording of tax reserves.

Minority Interest in Income — Minority interest in income in 2007 was $6.4 million compared with minority interest in income of $6.2 million in 2006. The changes compared with 2006 were commensurate with the levels of operating income for the contracting entities.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2008, cash and cash equivalents totaled $88.2 million.

Operating — During 2008, our operations generated $26.3 million of cash flows due primarily to higher payable levels across all geographic regions as well as lower receivable balances within our EAME segment. These increases were partially offset by an increase in unbilled revenue balances in North America and payments to fund the losses on the U.K. Projects.

The recent turmoil in the worldwide financial markets caused a significant decrease in the value of assets held by our pension plans as of December 31, 2008. Lower than anticipated rates of return on certain plan investments has resulted in the recording of deferred losses within accumulated other comprehensive loss in shareholder’s equity on the Consolidated Balance Sheet, in accordance with the applicable provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). As a result, our future pension costs and contributions could increase over historical levels.

Investing — During 2008, we incurred $124.6 million for capital expenditures, primarily in support of projects and facilities in our North America and EAME segments.

We continue to evaluate and selectively pursue opportunities for additional expansion of our business through acquisition of complementary businesses. These acquisitions, if they arise, may involve the use of cash or may require further debt or equity financing.

Financing — During 2008, net cash flows used in financing activities totaled $122.7 million, including stock repurchases totaling $80.6 million. Uses of cash also included $15.4 million for the payment of dividends and an installment payment on our term loan in the fourth quarter totaling $40.0 million. Cash provided by financing activities included $10.5 million from the issuance of shares for stock-based compensation and $3.1 million of benefits associated with tax deductions in excess of recognized stock-based compensation cost.

Our primary internal source of liquidity is cash flow generated from operations. Capacity under a revolving credit facility is also available, if necessary, to fund operating or investing activities. We have a five-year $1.1 billion, committed and unsecured revolving credit facility, which terminates in October 2011. As of December 31, 2008, no direct borrowings were outstanding under the revolving credit facility, but we had issued $294.9 million of letters of credit under the five-year facility. Such letters of credit are generally issued to customers in the ordinary course of business to support advance payments, as performance guarantees, or in lieu of retention on our contracts. As of December 31, 2008, we had $805.1 million of available capacity under this facility. The facility contains a borrowing sublimit of $550.0 million and certain restrictive covenants, the most restrictive of which include a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum net worth level, among other restrictions. The facility also places restrictions on us with regard to subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, and mergers and acquisitions, among other restrictions.

In addition to the revolving credit facility, we have three committed and unsecured letter of credit and term loan agreements (the “LC Agreements”) with Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, National Association, and various private placement note investors. Under the terms of the LC Agreements, either banking institution can issue letters of credit (the “LC Issuers”). In the aggregate, the LC Agreements provide up to $275.0 million of capacity. As of December 31, 2008, no direct borrowings were outstanding under the LC Agreements, but we had issued $273.4 million of letters of credit among all three tranches of the LC Agreements. Tranche A, a $50.0 million facility, and Tranche B, a $100.0 million facility, are both five-year facilities which terminate in November 2011 and were fully utilized at December 31, 2008. Tranche C, an eight-year, $125.0 million facility expiring in November 2014, had $1.6 million of available capacity at December 31, 2008. The LC Agreements contain certain restrictive covenants, the most restrictive of which include a minimum net worth level, a minimum fixed charge coverage ratio and a maximum leverage ratio. The LC Agreements also include restrictions with regard to subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, affiliate transactions, sales and leasebacks, and mergers and acquisitions, among other restrictions. In the event of default under the LC Agreements, including our failure to reimburse a draw against an issued letter of credit, the LC Issuer could transfer its claim against us, to the extent such amount is due and payable by us under the LC Agreements, to the private placement lenders, creating a term loan that is due and payable no later than the stated maturity of the respective LC Agreement. In addition to quarterly letter of credit fees and, to the extent that a term loan is in effect, we would be assessed a floating rate of interest over LIBOR.

We also have various short-term, uncommitted revolving credit facilities across several geographic regions of approximately $1.3 billion. These facilities are generally used to provide letters of credit or bank guarantees to customers in the ordinary course of business to support advance payments, as performance guarantees, or in lieu of retention on our contracts. At December 31, 2008, we had available capacity of $575.2 million under these uncommitted facilities. In addition to providing letters of credit or bank guarantees, we also issue surety bonds in the ordinary course of business to support our contract performance.

In addition, we have a $160.0 million unsecured term loan facility (the “Term Loan”) with JPMorgan Chase Bank, National Association, as administrative agent, and Bank of America, N.A., as syndication agent. Interest under the Term Loan is based upon LIBOR plus an applicable floating spread, and paid quarterly in arrears. We also have an interest rate swap that provides for an interest rate of approximately 6.57%, inclusive of the applicable floating spread. The Term Loan will continue to be repaid in equal installments of $40.0 million per year, with the last principal payment due in November 2012. The Term Loan contains similar restrictive covenants to the ones noted above for the revolving credit facility.

We could be impacted as a result of the current global financial and economic crisis if our customers delay or cancel projects, if our customers experience a material change in their ability to pay us, we are unable to meet our restrictive covenants, or the banks associated with our current, committed and unsecured revolving credit facility, committed and unsecured letter of credit and term loan agreements and uncommitted revolving credit facilities were to cease or reduce operations.

We were in compliance with all restrictive lending covenants as of December 31, 2008; however, our ability to remain in compliance could be impacted by circumstances or conditions beyond our control caused by the global financial and economic crisis, including but not limited to, changes in currency exchange or interest rates, performance of pension plan assets, or changes in actuarial assumptions.

For a further discussion of letters of credit and surety bonds, as well as the Term Loan, see Notes 8 and 11 to our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

As of December 31, 2008, the following commitments were in place to support our ordinary course obligations:

	Amounts by Expiration Period
Commitments	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)

Letters of credit/bank guarantees	$1,328,401	$626,342	$659,046	$40,163	$2,850
Surety bonds	193,761	155,355	38,406	—	—

Total commitments	$1,522,162	$781,697	$697,452	$40,163	$2,850

Note:	Letters of credit include $32,949 of letters of credit issued in support of our insurance program.

Contractual obligations at December 31, 2008 are summarized below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)

Term loan(1)	$185,924	$50,504	$93,130	$42,290	$—
Operating leases	292,803	48,333	61,772	54,512	128,186
Purchase obligations(2)	—	—	—	—	—
Self-insurance obligations(3)	7,589	7,589	—	—	—
Pension funding obligations(4)	16,210	16,210	—	—	—
Postretirement benefit funding obligations(4)	3,500	3,500	—	—	—
Unrecognized tax benefits(5)	—	—	—	—	—

Total contractual obligations	$506,026	$126,136	$154,902	$96,802	$128,186

(1)	Interest under our $160.0 million term loan is calculated based upon LIBOR plus an applicable floating spread paid quarterly in arrears. However, as we entered into an interest rate swap that effectively fixes an interest rate of approximately 6.57%, our obligations noted above include interest accruing at this fixed rate.

(2)	In the ordinary course of business, we enter into purchase commitments to satisfy our requirements for materials and supplies for contracts that have been awarded. These purchase commitments, that are to be recovered from our customers, are generally settled in less than one year. We do not enter into long-term purchase commitments on a speculative basis for fixed or minimum quantities.

(3)	Amount represents expected 2009 payments associated with our self-insurance program. Payments beyond one year have not been included in the table as amounts are not determinable on a year-by-year basis.

(4)	Amounts represent expected 2009 contributions to fund our defined benefit and other postretirement plans, respectively. Contributions beyond one year have not been included as amounts are not determinable.

(5)	Payments for reserved tax contingencies are not included as the timing of specific tax payments is not determinable.

During the fourth quarter, the equity and credit markets experienced dramatic turmoil. A continuation of this level of volatility in the credit markets may increase costs associated with issuing letters of credit under our short-term, uncommitted credit facilities. Notwithstanding these adverse conditions, we believe that cash on hand, funds generated by operations, amounts available under existing, commited credit facilities and external sources of liquidity, such as the issuance of debt and equity instruments, will be sufficient to finance capital expenditures, the settlement of commitments and contingencies (as more fully described in Note 11 to our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data”) and working capital needs for the foreseeable future. However, there can be no assurance that such funding will be available, as our ability to generate cash flows from operations and our ability to access funding under the revolving credit facility and LC agreements may be impacted by a variety of business, economic, legislative, financial and other factors, which may be outside of our control. Additionally, while we currently have significant, uncommitted bonding facilities, primarily to support various commercial provisions in our engineering and construction and technology contracts, a termination or reduction of these bonding facilities could result in the utilization of letters of credit in lieu of performance bonds, thereby reducing our available capacity under the revolving credit facility. Although we do not anticipate a reduction or termination of the bonding facilities, there can be no assurance that such facilities will be available at reasonable terms to service our ordinary course obligations.

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

For a discussion of current litigation, including lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed, see Note 11 to our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

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

CRITICAL ACCOUNTING ESTIMATES

The discussion and analysis of financial condition and results of operations are based upon our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data”, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Our management has discussed the development and selection of our critical accounting estimates with the Audit Committee of our Supervisory Board of Directors. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements:

Revenue Recognition — Revenue is primarily recognized using the percentage-of-completion method. Our contracts are awarded on a competitive bid and negotiated basis. We offer our customers a range of contracting options, including fixed-price, cost reimbursable and hybrid approaches. Contract revenue is primarily recognized based on the percentage that actual costs-to-date bear to total estimated costs. We utilize this cost-to-cost approach as we believe this method is less subjective than relying on assessments of physical progress. We follow the guidance of SOP 81-1 for accounting policies relating to our use of the percentage-of-completion method, estimating costs, revenue recognition, including the recognition of profit incentives, combining and segmenting contracts and unapproved change order/claim recognition. Under the cost-to-cost approach, the most widely recognized method used for percentage-of-completion accounting, the use of estimated cost to complete each contract is a significant variable in the process of determining recognized revenue and is a significant factor in the accounting for contracts. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including the reversal of any profit recognized in prior periods. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates.

Contract revenue reflects the original contract price adjusted for approved change orders and estimated minimum recoveries of unapproved change orders and claims. We recognize revenue associated with unapproved change orders and claims to the extent that related costs have been incurred when recovery is probable and the value can be reliably estimated. At December 31, 2008 and 2007, we had projects with outstanding unapproved change orders/claims of approximately $50.0 and $96.3 million, respectively, factored into the determination of their revenue and estimated costs. If the final settlements are less than the recorded unapproved change orders and claims, our results of operations could be negatively impacted.

Losses expected to be incurred on contracts in progress are charged to earnings in the period such losses become known. For projects in a significant loss position, we recognized losses of approximately $453.0 million and $117.6 million during 2008 and 2007, respectively. There were no significant losses recognized on projects during 2006.

Credit Extension — We extend credit to customers and other parties in the normal course of business only after a review of the potential customer’s creditworthiness. Additionally, management reviews the commercial terms of all significant contracts before entering into a contractual arrangement. We regularly review outstanding receivables and provide for estimated losses through an allowance for doubtful accounts. In evaluating the level of established reserves, management makes judgments regarding the parties’ ability to make required payments, economic events and other factors. As the financial condition of these parties’ changes, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts balance may be required.

Financial Instruments — Although we do not engage in currency speculation, we periodically use forward contracts to mitigate certain operating exposures, as well as hedge intercompany loans utilized to finance non-U.S. subsidiaries. Hedge contracts utilized to mitigate operating exposures are generally designated as “cash flow hedges” under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). Therefore, gains and losses, exclusive of forward points and credit risk, are included in accumulated other comprehensive income/loss on the Consolidated Balance Sheets until the associated offsetting underlying operating exposure impacts our earnings. Gains and losses associated with instruments deemed ineffective during the period, if any, and instruments for which we do not seek hedge accounting treatment, including those to hedge intercompany loans, are recognized within cost of revenue in the Consolidated Statements of Operations. Additionally, changes in the fair value of forward points are recognized within cost of revenue in the Consolidated Statements of Operations.

We have also entered a swap arrangement to hedge against interest rate variability associated with our $160.0 million term loan. The swap arrangement is designated as a cash flow hedge under SFAS No. 133, as the critical terms matched those of the term loan at inception and as of December 31, 2008. We will continue to assess hedge effectiveness of the swap transaction prospectively. Our other financial instruments are not significant.

Income Taxes — Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The final realization of the deferred tax asset depends on our ability to generate sufficient taxable income of the appropriate character in the future and in appropriate jurisdictions. We did not provide for an income tax benefit for net losses recognized in the U.K. during the third and fourth quarters of 2008. We have not provided a valuation allowance against our remaining U.K. net operating loss carryforward asset of approximately $80.0 million as we believe that it is more likely than not that it will be utilized from future earnings and contracting strategies.

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

Estimated Reserves for Insurance Matters — We maintain insurance coverage for various aspects of our business and operations. However, we retain a portion of anticipated losses through the use of deductibles and self-insured retentions for our exposures related to third-party liability and workers’ compensation. Management regularly reviews estimates of reported and unreported claims through analysis of historical and projected trends, in conjunction with actuaries and other consultants, and provides for losses through insurance reserves. As claims develop and additional information becomes available, adjustments to loss reserves may be required. If actual results are not consistent with our assumptions, we may be exposed to gains or losses that could be material. A hypothetical ten percent change in our self-insurance reserves at December 31, 2008 would have impacted our pre-tax income by approximately $3.2 million for the year ended December 31, 2008.

Recoverability of Goodwill — Effective January 1, 2002, we adopted SFAS No. 142, which states that goodwill and indefinite-lived intangible assets are no longer to be amortized but are to be reviewed annually for impairment. The goodwill impairment analysis required under SFAS No. 142 requires us to allocate goodwill to our reporting units, compare the fair value of each reporting unit with our carrying amount, including goodwill, and then, if necessary, record a goodwill impairment charge in an amount equal to the excess, if any, of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. The primary method we employ to estimate these fair values is the discounted cash flow method. This methodology is based, to a large extent, on assumptions about future events which may or may not occur as anticipated, and such deviations could have a significant impact on the estimated fair values calculated. These assumptions include, but are not limited to, estimates of future growth rates, discount rates and terminal values of reporting units. For further discussion regarding goodwill and other intangibles, see Note 5 to our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.” Our goodwill balance at December 31, 2008, was $962.3 million, including $738.8 million associated with the acquisition of Lummus during the fourth quarter of 2007.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk associated with changes in foreign currency exchange rates, which may adversely affect our results of operations and financial condition. One exposure to fluctuating exchange rates relates to the effects of translating the financial statements of our non-U.S. subsidiaries, which are denominated in currencies other than the U.S. dollar, into the U.S. dollar. The foreign currency translation adjustments are recognized within shareholders’ equity in accumulated other comprehensive income/loss as cumulative translation adjustment, net of any applicable tax. We generally do not hedge our exposure to potential foreign currency translation adjustments.

Another form of foreign currency exposure relates to our non-U.S. subsidiaries’ normal contracting activities. We generally try to limit our exposure to foreign currency fluctuations in most of our contracts through provisions that require customer payments in U.S. dollars, the currency of the contracting entity, or other currencies corresponding to the currency in which costs are incurred. As a result, we generally do not need to hedge foreign currency cash flows for contract work performed. However, where construction contracts do not contain foreign currency provisions, we generally use forward exchange contracts to hedge foreign currency exposure of forecasted transactions and firm commitments. At December 31, 2008, the outstanding notional value of these cash flow hedge contracts was $175.6 million. Our primary foreign currency exchange rate exposure hedged includes the Chilean Peso, Euro, Peruvian Nuevo Sol, British Pound, Norwegian Krone, Japanese Yen, Swiss Franc and Czech Republic Koruna. The gains and losses on these contracts are intended to offset changes in the value of the related exposures. The unrealized hedge fair value loss associated with instruments for which we do not seek hedge accounting treatment totaled $3.2 million and was recognized within cost of revenue in the 2008 Consolidated Statement of Operations. Additionally, we exclude forward points, which represent the time value component of the fair value of our derivative positions, from our hedge assessment analysis. This time value component is recognized as ineffectiveness within cost of revenue in the consolidated statement of operations and was an unrealized loss totaling approximately $0.5 million during 2008. As a result, our total unrealized hedge fair value loss recognized within cost of revenue for 2008 was $3.7 million. The total net fair value of these contracts, including the foreign currency exchange loss related to ineffectiveness was $10.7 million. The terms of our contracts extend up to two years. The potential change in fair value for these contracts from a hypothetical ten percent change in quoted foreign currency exchange rates would have been approximately $1.1 million and $2.0 million at December 31, 2008 and 2007, respectively.

During the fourth quarter of 2007 we entered into a swap arrangement to hedge against interest rate variability associated with our term loan. The swap arrangement is designated as a cash flow hedge under SFAS No. 133 as the critical terms matched those of the term loan at inception and as of December 31, 2008.

In circumstances where intercompany loans and/or borrowings are in place with non-U.S. subsidiaries, we will also use forward contracts which generally offset any translation gains/losses on the underlying transactions. If the timing or amount of foreign-denominated cash flows vary, we incur foreign exchange gains or losses, which are included within cost of revenue in the Consolidated Statements of Operations. We do not use financial instruments for trading or speculative purposes.

The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and notes payable approximates their fair values because of the short-term nature of these instruments. At December 31, 2008 and 2007, the fair value of our long-term debt, based on the current market rates for debt with similar credit risk and maturity, approximated the value recorded on our Consolidated Balance Sheet as interest is based upon LIBOR plus an applicable floating spread and is paid quarterly in arrears. See Note 9 to our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for quantification of our financial instruments.

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

Based on our evaluation under the framework in Internal Control — Integrated Framework, our principal executive officer and principal financial officer concluded our internal control over financial reporting was effective as of December 31, 2008. The conclusion of our principal executive officer and principal financial officer is based on the recognition that there are inherent limitations in all systems of internal control, including the possibility of human error and the circumvention or overriding of controls. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Philip K. Asherman Philip K. Asherman President and Chief Executive Officer	/s/ Ronald A. Ballschmiede Ronald A. Ballschmiede Executive Vice President and Chief Financial Officer

February 24, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Supervisory Board and Shareholders of
Chicago Bridge & Iron Company N.V.

We have audited Chicago Bridge & Iron Company N.V. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). Chicago Bridge & Iron Company N.V. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Chicago Bridge & Iron Company N.V. and subsidiaries’ maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Chicago Bridge & Iron Company N.V. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule for each of the three years in the period ended December 31, 2008 listed in the Index at Item 15. Our report dated February 24, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Houston, Texas
February 24, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Supervisory Board and Shareholders of
Chicago Bridge & Iron Company N.V.

We have audited the accompanying consolidated balance sheets of Chicago Bridge & Iron Company N.V. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule for each of the three years in the period ended December 31, 2008 listed in the Index at Item 15. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chicago Bridge & Iron Company N.V. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chicago Bridge & Iron Company N.V. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Houston, Texas
February 24, 2009

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)

Revenue	$5,944,981	$4,363,492	$3,125,307
Cost of revenue	5,711,831	4,006,643	2,843,554

Gross profit	233,150	356,849	281,753
Selling and administrative expenses	215,457	153,667	133,769
Intangibles amortization (Note 5)	24,039	3,996	1,572
Other operating (income) loss, net	(464)	(1,274)	773
Equity earnings (Note 6)	(41,092)	(5,106)	—

Income from operations	35,210	205,566	145,639
Interest expense	(21,109)	(7,269)	(4,751)
Interest income	8,426	31,121	20,420

Income before taxes and minority interest	22,527	229,418	161,308
Income tax expense (Note 14)	(37,470)	(57,354)	(38,127)

(Loss) income before minority interest	(14,943)	172,064	123,181
Minority interest in income	(6,203)	(6,424)	(6,213)

Net (loss) income	$(21,146)	$165,640	$116,968

Net (loss) income per share (Note 2)
Basic	$(0.22)	$1.73	$1.21
Diluted	$(0.22)	$1.71	$1.19

Cash dividends on shares
Amount	$15,359	$15,443	$11,641
Per share	$0.16	$0.16	$0.12

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except share data)

ASSETS
Cash and cash equivalents	$88,221	$305,877
Accounts receivable, net of allowance for doubtful accounts of $4,956 in 2008 and $4,230 in 2007	595,631	636,566
Contracts in progress with costs and estimated earnings exceeding related progress billings (Note 4)	307,656	357,933
Deferred income taxes (Note 14)	51,946	20,400
Other current assets	147,661	118,095

Total current assets	1,191,115	1,438,871

Equity investments (Note 6)	130,031	117,835
Property and equipment, net (Note 7)	336,093	254,402
Non-current contract retentions	1,973	3,389
Deferred income taxes (Note 14)	95,756	63,812
Goodwill (Note 5)	962,305	942,344
Other intangibles, net (Note 5)	236,369	265,794
Other non-current assets	47,076	66,976

Total assets	$3,000,718	$3,153,423

LIABILITIES
Notes payable (Note 8)	$523	$930
Current maturity of long-term debt (Note 8)	40,000	40,000
Accounts payable	688,042	550,786
Accrued liabilities (Note 7)	267,841	285,581
Contracts in progress with progress billings exceeding related costs and estimated earnings (Note 4)	969,718	1,123,320
Income taxes payable	22,001	13,058

Total current liabilities	1,988,125	2,013,675

Long-term debt (Note 8)	120,000	160,000
Other non-current liabilities (Note 7)	251,800	183,509
Deferred income tax liability (Note 14)	66,940	57,662
Minority interest in subsidiaries	18,028	11,858

Total liabilities	2,444,893	2,426,704

Commitments and contingencies (Note 11)	—	—

Shareholders’ Equity
Common stock, Euro .01 par value; shares authorized: 250,000,000 in 2008 and 2007;
shares issued: 99,073,635 in 2008 and 2007;
shares outstanding: 95,277,073 in 2008 and 96,690,920 in 2007	1,154	1,154
Additional paid-in capital	368,644	355,487
Retained earnings	404,323	440,828
Stock held in Trust (Note 12)	(31,929)	(21,493)
Treasury stock, at cost; 3,796,562 shares in 2008 and 2,382,715 in 2007	(120,113)	(69,109)
Accumulated other comprehensive (loss) income (Note 12)	(66,254)	19,852

Total shareholders’ equity	555,825	726,719

Total liabilities and shareholders’ equity	$3,000,718	$3,153,423

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Cash Flows from Operating Activities
Net (loss) income	$(21,146)	$165,640	$116,968
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	78,244	39,764	28,026
Deferred taxes	(42,178)	18,993	(15,365)
Stock-based compensation expense	18,675	16,914	16,271
(Gain) loss on sale of property, plant and equipment	(464)	(1,274)	773
Unrealized loss (gain) on foreign currency hedge ineffectiveness	3,680	1,828	(2,108)
Excess tax benefits from stock-based compensation	(3,113)	(7,112)	(23,670)
Change in operating assets and liabilities (see below)	(7,389)	211,642	355,234

Net cash provided by operating activities	26,309	446,395	476,129

Cash Flows from Investing Activities
Cost of business acquisitions, net of cash acquired	—	(820,871)	—
Capital expenditures	(124,595)	(88,308)	(80,352)
Purchases of short-term investments	—	(382,786)	—
Proceeds from sale of short-term investments	—	382,786	—
Proceeds from sale of property, plant and equipment	3,346	4,851	1,753

Net cash used in investing activities	(121,249)	(904,328)	(78,599)

Cash Flows from Financing Activities
(Decrease) increase in notes payable	(407)	149	(1,634)
Repayment of debt	(40,000)	(25,000)	(25,000)
Term loan borrowings	—	200,000	—
Excess tax benefits from stock-based compensation	3,113	7,112	23,670
Purchase of treasury stock associated with stock plans/repurchase program	(80,604)	(30,986)	(106,724)
Issuance of common stock associated with stock plans	—	1,225	6,043
Issuance of treasury stock associated with stock plans	10,541	9,511	6,357
Dividends paid	(15,359)	(15,443)	(11,641)
Other	—	(2,207)	(3,142)

Net cash (used in) provided by financing activities	(122,716)	144,361	(112,071)

(Decrease) increase in cash and cash equivalents	(217,656)	(313,572)	285,459
Cash and cash equivalents, beginning of the year	305,877	619,449	333,990

Cash and cash equivalents, end of the year	$88,221	$305,877	$619,449

Change in Operating Assets and Liabilities
Decrease (increase) in receivables, net	$44,947	$33,660	$(109,964)
Change in contracts in progress, net	(130,044)	483,834	314,078
Decrease (increase) in non-current contract retentions	1,416	13,916	(6,891)
Increase (decrease) in accounts payable	137,256	(268,791)	114,303
(Increase) decrease in other current and non-current assets	(32,883)	(14,648)	9,869
Increase in income taxes payable	19,370	11,828	30,098
(Decrease) increase in accrued and other non-current liabilities	(8,894)	(73,693)	2,827
(Increase) decrease in equity investments	(12,196)	8,743	—
(Increase) decrease in other	(26,361)	16,793	914

Total	$(7,389)	$211,642	$355,234

Supplemental Cash Flow Disclosures
Cash paid for interest	$18,639	$8,966	$9,280
Cash paid for income taxes (net of refunds)	$62,405	$24,228	$20,521

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

									(Note 12)
									Accumulated
	Common Stock		Additional		Stock Held in Trust		Treasury Stock		Other	Total
	Number of		Paid-In	Retained	Number of		Number of		Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Shares	Amount	Income (Loss)	Equity
	(In thousands)

Balance at January 1, 2006	98,133	$1,146	$334,620	$188,400	2,774	$(15,464)	333	$(6,448)	$(18,586)	$483,668
Comprehensive income	—	—	—	116,968	—	—	—	—	8,763	125,731
Adjustment to initially apply FASB Statement No. 158, net of tax	—	—	—	—	—	—	—	—	(1,994)	(1,994)
Dividends to common shareholders	—	—	—	(11,641)	—	—	—	—	—	(11,641)
Stock-based compensation plan expense	—	—	16,271	—	—	—	—	—	—	16,271
Issuance of common stock to Trust	439	—	1,996	—	439	(10,778)	(439)	8,782	—	—
Release of Trust shares	—	—	4,822	—	(2,581)	11,011	—	—	—	15,833
Purchase of treasury stock associated with stock plans	(2,774)	—	(1)	—	—	—	2,774	(68,338)	—	(68,339)
Redemption of common stock	(1,457)	—	1,296	(1,296)	—	—	1,457	(38,385)	—	(38,385)
Issuance of common stock associated with stock plans	553	7	7,714	—	—	—	—	—	—	7,721
Issuance of treasury stock associated with stock plans	1,073	—	(10,779)	—	—	—	(1,073)	24,349	—	13,570

Balance at December 31, 2006	95,967	1,153	355,939	292,431	632	(15,231)	3,052	(80,040)	(11,817)	542,435
Comprehensive income	—	—	—	165,640	—	—	—	—	31,669	197,309
Adjustment to initially apply FASB Interpretation No. 48	—	—	—	(1,800)	—	—	—	—	—	(1,800)
Dividends to common shareholders	—	—	—	(15,443)	—	—	—	—	—	(15,443)
Stock-based compensation plan expense	—	—	16,914	—	—	—	—	—	—	16,914
Issuance of treasury stock to Trust	369	—	1,805	—	369	(10,932)	(369)	9,127	—	—
Release of Trust shares	—	—	(4,089)	—	(217)	4,670	—	—	—	581
Purchase of treasury stock associated with stock plans	(919)	—	(1,789)	—	—	—	919	(29,197)	—	(30,986)
Issuance of common stock associated with stock plans	55	1	1,224	—	—	—	—	—	—	1,225
Issuance of treasury stock associated with stock plans	1,219	—	(14,517)	—	—	—	(1,219)	31,001	—	16,484

Balance at December 31, 2007	96,691	1,154	355,487	440,828	784	(21,493)	2,383	(69,109)	19,852	726,719
Comprehensive income	—	—	—	(21,146)	—	—	—	—	(86,106)	(107,252)
Dividends to common shareholders	—	—	—	(15,359)	—	—	—	—	—	(15,359)
Stock-based compensation plan expense	—	—	18,675	—	—	—	—	—	—	18,675
Issuance of treasury stock to Trust	406	—	6,859	—	406	(17,625)	(406)	10,766	—	—
Release of Trust shares	—	—	(5,622)	—	(281)	7,189	—	—	—	1,567
Purchase of treasury stock associated with stock plans	(2,519)	—	—	—	—	—	2,519	(80,604)	—	(80,604)
Issuance of common stock associated with stock plans	—	—	—	—	—	—	—	—	—	—
Issuance of treasury stock associated with stock plans	699	—	(6,755)	—	—	—	(699)	18,834	—	12,079

Balance at December 31, 2008	95,277	$1,154	$368,644	$404,323	909	$(31,929)	3,797	$(120,113)	$(66,254)	$555,825

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

Nature of Operations — Projects for the worldwide natural gas, petroleum and petrochemical industries accounted for a majority of our revenue in 2008, 2007 and 2006. Numerous factors influence capital expenditure decisions in this industry, which are beyond our control. Therefore, no assurance can be given that our business, financial condition, results of operations or cash flows will not be adversely affected because of reduced activity due to current global economic conditions, the price of oil or changing taxes, price controls and laws and regulations related to the petroleum and petrochemical industry.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Consolidation — These financial statements are prepared in accordance with U.S. GAAP. The Consolidated Financial Statements include all majority-owned subsidiaries. Investments in affiliates with ownership ranging from 20% to 50% are accounted for by the equity method whereas investments with ownership of less than 20% are accounted for at cost. Significant intercompany balances and transactions are eliminated in consolidation. Certain prior year balances have been reclassified to conform to our current year presentation. Specifically, project balances associated with previously acquired Lummus operations have been reclassified from accounts payable, accrued liabilities and other non-current liabilities to contracts in progress on our December 31, 2007 Consolidated Balance Sheet.

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

Revenue Recognition — Revenue is primarily recognized using the percentage-of-completion method. Our contracts are awarded on a competitive bid and negotiated basis. We offer our customers a range of contracting options, including fixed-price, cost reimbursable and hybrid approaches. Contract revenue is primarily recognized based on the percentage that actual costs-to-date bear to total estimated costs. We utilize this cost-to-cost approach as we believe this method is less subjective than relying on assessments of physical progress. We follow the guidance of SOP 81-1 for accounting policies relating to our use of the percentage-of-completion method, estimating costs, revenue recognition, including the recognition of profit incentives, combining and segmenting contracts and unapproved change order/claim recognition. Under the cost-to-cost approach, the most widely recognized method used for percentage-of-completion accounting, the use of estimated cost to complete each contract is a significant variable in the process of determining recognized revenue and is a significant factor in the accounting for contracts. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including the reversal of any profit recognized in prior periods. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates.

Contract revenue reflects the original contract price adjusted for approved change orders and estimated minimum recoveries of unapproved change orders and claims. We recognize revenue associated with unapproved

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

change orders and claims to the extent that related costs have been incurred when recovery is probable and the value can be reliably estimated. At December 31, 2008 and 2007, we had projects with outstanding unapproved change orders/claims of approximately $50,000 and $96,336, respectively, factored into the determination of their revenue and estimated costs.

Losses expected to be incurred on contracts in progress are charged to earnings in the period such losses become known. For projects in a significant loss position, we recognized losses of approximately $453,000 and $117,566 during 2008 and 2007, respectively. There were no significant losses recognized on projects during 2006.

Costs and estimated earnings to date in excess of progress billings (“Unbilled Revenue”) on contracts represent the cumulative revenue recognized less the cumulative billings to the customer. Unbilled Revenue is reported as contracts in progress with costs and estimated earnings exceeding related progress billings on the Consolidated Balance Sheets. Any billed revenue that has not been collected is reported as accounts receivable. The timing of when we bill our customers is generally based upon advance billing terms or contingent upon completion of certain phases of the work, as stipulated in the contract. Progress billings in accounts receivable at December 31, 2008 and 2007 included contract retentions totaling $32,900 and $58,780, respectively, to be collected within one year. Contract retentions collectible beyond one year are included in non-current contract retentions on the Consolidated Balance Sheets and totaled $1,973 (of which $792 is expected to be collected in 2010) and $3,389 at December 31, 2008 and 2007, respectively. Cost of revenue includes direct contract costs such as material and construction labor, and indirect costs which are attributable to contract activity.

Precontract Costs — Precontract costs are generally charged to cost of revenue as incurred, but, in certain cases, may be deferred to the balance sheet if specific probability criteria are met. There were no significant precontract costs deferred as of December 31, 2008 or 2007.

Research and Development — Expenditures for research and development activities, which are charged to expense as incurred within cost of revenue, amounted to $20,126 in 2008, $5,499 in 2007 and $4,738 in 2006.

Depreciation and Amortization — Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives: buildings and improvements, 10 to 40 years; plant and field equipment, 2 to 20 years. Renewals and betterments, which substantially extend the useful life of an asset, are capitalized and depreciated. Leasehold improvements are amortized over the lesser of the life of the asset or the applicable lease term. Depreciation expense was $54,205 in 2008, $35,768 in 2007 and $26,454 in 2006.

Impairment of Long-Lived Assets — Management reviews tangible assets and finite-lived intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation is required, the estimated cash flows associated with the asset or asset group will be compared to the asset’s carrying amount to determine if an impairment exists.

In accordance with SFAS No. 142, goodwill and indefinite-lived intangibles are no longer amortized but instead are tested for impairment annually or more frequently if indicators of impairment arise. We use a fair value approach to identify potential goodwill impairment, utilizing a discounted cash flow model. Goodwill impairment is tested at the reporting unit level which is determined in accordance with SFAS 142. Finite-lived identifiable intangible assets are amortized on a straight-line basis over estimated useful lives ranging from 2 to 20 years. See Note 5 for additional discussion relative to goodwill impairment testing and intangible asset amortization.

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

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following schedule reconciles the net (loss) income and shares utilized in the basic and diluted EPS computations:

	Years Ended December 31,
	2008	2007	2006

Net (loss) income	$(21,146)	$165,640	$116,968

Weighted average shares outstanding — basic	95,401,943	95,666,251	96,811,342
Effect of stock options/restricted shares/performance shares(1)	—	1,079,510	1,615,633
Effect of directors’ deferred fee shares(1)	—	63,204	82,353

Weighted average shares outstanding — diluted	95,401,943	96,808,965	98,509,328

Net (loss) income per share
Basic	$(0.22)	$1.73	$1.21
Diluted	$(0.22)	$1.71	$1.19

(1)	The effect of stock options and restricted, performance and directors’ deferred fee shares were not included in the calculation of diluted EPS for 2008 as they were antidilutive due to the net loss for the year.

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

Foreign Currency — The nature of our business activities involves the management of various financial and market risks, including those related to changes in currency exchange rates. The effects of translating financial statements of foreign operations into our reporting currency are recognized in accumulated other comprehensive (loss) income within shareholders’ equity on the Consolidated Balance Sheets, as cumulative translation adjustment, net of tax, which includes tax credits associated with the translation adjustment, where applicable. Foreign currency exchange (losses) gains are included in the consolidated statements of operations within cost of revenue, and totaled ($20,714) in 2008, $4,885 in 2007 and ($3,356) in 2006.

Financial Instruments — Although we do not engage in currency speculation, we periodically use forward contracts to mitigate certain operating exposures, as well as hedge intercompany loans utilized to finance non-U.S. subsidiaries. Hedge contracts utilized to mitigate operating exposures are generally designated as “cash flow hedges” under SFAS No. 133. Therefore, gains and losses, exclusive of forward points and credit risk, are included in accumulated other comprehensive (loss) income on the Consolidated Balance Sheets until the associated offsetting underlying operating exposure impacts our earnings. Gains and losses associated with instruments deemed ineffective during the period, if any, and instruments for which we do not seek hedge accounting treatment, including those to hedge intercompany loans, are recognized within cost of revenue in the Consolidated Statements of Operations. Additionally, changes in the fair value of forward points are recognized within cost of revenue in the Consolidated Statements of Operations. At December 31, 2008, we continued to hedge against interest rate variability associated with our $160.0 million term loan through the use of a swap arrangement. The swap arrangement is designated as a cash flow hedge under SFAS No. 133, as the critical terms matched those of the term loan at inception and as of December 31, 2008. We will continue to assess hedge effectiveness of the swap transaction prospectively. Our other financial instruments are not significant.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Plans — Effective January 1, 2006, we adopted SFAS No. 123(R) utilizing the modified prospective transition method. See Note 13 for additional discussion relative to our stock plans.

Income Taxes  — Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The final realization of the deferred tax asset depends on our ability to generate sufficient taxable income of the appropriate character in the future and in appropriate jurisdictions.

On January 1, 2007, we adopted the provisions of FIN 48, which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, and disclosure.

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

Our unrecognized income tax benefits as of December 31, 2008, totaled $20,209. If these income tax benefits are ultimately recognized, $16,062 would affect the effective tax rate. Below is a reconciliation of our unrecognized income tax benefits for 2008:

Unrecognized tax benefits at the beginning of the year	$24,467
Increases as a result of:
Tax positions taken during the current period	420
Decreases as a result of:
Tax positions taken during the current period	(2,355)
Adjustments to tax positions taken on Lummus acquisition	(2,323)

Unrecognized income tax benefits at the end of the year	$20,209

We are subject to taxation in the U.S. and various states and foreign jurisdictions. We have significant operations in the U.S., The Netherlands, Canada, the U.K., Pacific Rim and South America. Tax years remaining subject to examination by worldwide tax jurisdictions vary by country and legal entity, but are generally open for tax years ending after 2001, and in certain cases back to 1997.

To the extent penalties, if any, would be assessed on any underpayment of income tax, such amounts are accrued and classified as a component of income tax expense in our financial statements. Penalties and associated interest recognized within income tax and interest expense, respectively, on our consolidated statement of operations were not significant. As of December 31, 2008, accrued balances for interest and penalties were not significant.

We do not anticipate significant changes in the balance of our unrecognized tax benefits in the next twelve months.

New Accounting Standards — The FASB has issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, and accordingly, does not require any new fair value measurements.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 157 became effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this standard in 2008 has not had a material impact on our consolidated financial position, results of operations or cash flows. However, in accordance with FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which allows for the deferral of the effective date for application of SFAS No. 157 to nonfinancial assets and liabilities, we only partially applied SFAS No. 157 during 2008. We have not applied the provisions of SFAS No. 157 to long-lived assets acquired as part of the Lummus acquisition nor reporting units measured at fair value for purposes of the first step in our annual goodwill impairment test. SFAS No. 157 is anticipated to be applied to these items beginning in the first quarter of 2009 in accordance with the FSP. For specific disclosures under this standard, see Note 9 to our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures, in its financial statements, the identifiable assets acquired, the liabilities assumed, any controlling interest in the business and the goodwill acquired. SFAS 141(R) further requires that acquisition — related costs and costs associated with restructuring or exiting activities of an acquired entity be expensed as incurred. Additionally, SFAS 141(R) establishes disclosure requirements associated with the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning on or after December 15, 2008, and the provisions of this standard will be applied to prospective acquisitions. Upon adoption, this standard will not have a material impact on our consolidated financial position and results of operations. However, if the Company enters into any business combinations after the adoption of SFAS No. 141(R), a transaction may significantly impact the Company’s consolidated financial position and results of operations as compared to the Company’s recent acquisitions, accounted for under existing U.S. GAAP requirements, due to the changes described above.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We do not anticipate that the adoption of SFAS 160 will have a material impact on our consolidated financial position, results of operations, or cash flows.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS 161”). SFAS 161 requires companies holding derivative instruments to disclose information that should allow financial statement readers to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We do not anticipate that the adoption of SFAS 161 will have a material impact on our consolidated financial position, results of operations, or cash flows.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used for purposes of determining the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). FSP FAS 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other accounting principles generally accepted in the United States. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008, and the provisions of this standard will be applied to prospective acquisitions. The

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

implementation of this standard will not have a material impact on our consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. We do not anticipate that the adoption of SFAS No. 162 will have a material impact on our Consolidated Financial Statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation for purposes of calculating earnings per share under the two-class method described in SFAS No. 138, “Earnings per Share”. FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. We do not anticipate that the adoption of FSP EITF 03-6-1 will have a material impact on our earnings per share.

3.	ACQUISITIONS

On November 16, 2007, we acquired all of the outstanding shares of Lummus from ABB for a purchase price of $820,871, net of cash acquired and including transaction costs. Lummus’s operations include on/near shore engineering, procurement, construction and technology operations. Lummus supplies a comprehensive range of services to the global oil, gas and petrochemical industries, including the design and supply of production facilities, refineries and petrochemical plants.

Purchase Price Allocation

The aggregate purchase price noted above has been allocated to the major categories of assets and liabilities acquired based upon their estimated fair values at the acquisition date, which are based, in part, upon outside appraisals for certain assets, including specifically-identified intangible assets. The excess of the purchase price over the estimated fair value of the net assets acquired totaling $750,933 was recorded as goodwill.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the final purchase price allocation of the Lummus net assets acquired at the date of acquisition:

Current assets	$408,530
Property, plant and equipment	11,893
Goodwill (Note 5)	750,933
Other intangible assets (Note 5)	242,200
Other non-current assets	221,528

Total assets acquired	1,635,084
Current liabilities	571,619
Non-current liabilities	150,377

Total liabilities assumed	721,996

Total net assets acquired	$913,088

Total transaction costs	9,731
Total cash acquired	(101,948)

Net purchase price	$820,871

As part of our purchase price allocation for the Lummus acquisition, we accrued approximately $17,000 of employee termination costs in conjunction with our effort to reduce the size of an acquired engineering operation. These termination costs are anticipated to be paid within the next twelve to eighteen months.

The change in our purchase price allocation since December 31, 2007 relates to reclassification of project balances from accounts payable, accrued liabilities and other non-current liabilities to contracts in progress to conform with our current year presentation, as well as the finalization of contingency adjustments associated with certain in-process projects.

Supplemental Pro Forma Data (Unaudited)

The following unaudited pro forma condensed combined financial statements gives effect to the acquisition of Lummus by CB&I, accounted for as a business combination using the purchase method of accounting as if the transaction had occurred at the beginning of 2006 and 2007, respectively. These unaudited pro forma combined financial statements are not intended to represent or be indicative of the results that actually would have been realized had CB&I and Lummus been a combined company during the specified periods.

	Years Ended December 31,
	2007	2006

Pro forma revenue	$5,235,508	$4,113,669
Pro forma net income	$182,618	$32,718
Pro forma net income per share:
Basic	$1.91	$0.34
Diluted	$1.89	$0.33

4.	CONTRACTS IN PROGRESS

Contract terms generally provide for progress billings on advance terms or based upon completion of certain phases of the work. The excess of costs and estimated earnings for construction contracts over progress billings on

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contracts in progress is reported as a current asset and the excess of progress billings over costs and estimated earnings on contracts in progress is reported as a current liability as follows:

	December 31,
	2008	2007

Contracts in Progress
Revenue recognized on contracts in progress	$15,328,773	$13,079,445
Billings on contracts in progress	(15,990,835)	(13,844,832)

	$(662,062)	$(765,387)

Shown on balance sheet as:
Contracts in progress with costs and estimated earnings exceeding related progress billings	$307,656	$357,933
Contracts in progress with progress billings exceeding related costs and estimated earnings	(969,718)	(1,123,320)

	$(662,062)	$(765,387)

5.	GOODWILL AND OTHER INTANGIBLES

Goodwill

General — At December 31, 2008 and 2007, our goodwill balances were $962,305 and $942,344, respectively, attributable to the excess of the purchase price over the fair value of assets and liabilities acquired associated with our acquisition of Lummus, as well as previous acquisitions within our North America and EAME segments. The fair value associated with the Lummus acquisition was allocated to the Lummus EPC businesses included within our North America and EAME segments and the Lummus Technology segment based upon their relative estimated fair values.

The increase in goodwill during 2008 primarily relates to purchase price allocation adjustments associated with the acquisition of Lummus, as described in Note 3, partially offset by a reduction in accordance with SFAS No. 109, where U.S. tax goodwill exceeded book goodwill in our North America segment, and the impact of foreign currency translation.

The change in goodwill by segment for 2007 and 2008 is as follows:

			Lummus
	North America	EAME	Technology	Total

Balance at December 31, 2006	$201,150	$28,310	$—	$229,460
Acquisitions	46,251	229,794	438,805	714,850
Tax goodwill in excess of book goodwill	(1,961)	—	—	(1,961)
Foreign currency translation	—	(5)	—	(5)

Balance at December 31, 2007	245,440	258,099	438,805	942,344

Purchase price allocation adjustments	—	37,178	(1,095)	36,083
Tax goodwill in excess of book goodwill	(1,998)	—	—	(1,998)
Foreign currency translation	—	(14,124)	—	(14,124)

Balance at December 31, 2008	$243,442	$281,153	$437,710	$962,305

Impairment Testing — SFAS No. 142 states that goodwill and indefinite-lived intangible assets are no longer amortized to earnings, but instead are reviewed for impairment at least annually via a two-phase process, absent any indicators of impairment. The first phase screens for impairment, while the second phase, if necessary, measures

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment. We have elected to perform our annual analysis of goodwill during the fourth quarter of each year based upon balances as of the beginning of the fourth quarter. Impairment testing of goodwill is accomplished by comparing an estimate of discounted future cash flows to the net book value of each applicable reporting unit. Upon completion of our 2008 impairment test for goodwill, no impairment charge was necessary. There can be no assurance that future goodwill impairment tests will not result in charges to earnings.

Other Intangible Assets

The following table provides our other intangible asset balances as of December 31, 2008 and 2007, as well as weighted-average useful lives for each major intangible asset class and in total:

	December 31, 2008		December 31, 2007
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets (weighted average life)
Technology (15 years)(1)	$204,020	$(15,944)	$206,376	$(2,417)
Tradenames (9 years)	38,877	(7,568)	38,817	(1,390)
Backlog (4 years)	14,717	(4,608)	14,800	(517)
Lease Agreements (5 years)	3,184	1,167	6,600	180
Non-compete agreements (7 years)	3,005	(481)	6,200	(2,855)

Total amortizable intangible assets (13 years)	$263,803	$(27,434)	$272,793	$(6,999)

(1)	The value of developed technology acquired as part of the Lummus acquisition was based upon the individual technologies’ ability to generate earnings in excess of those associated with standard products. The valuation included an analysis of current and potential industry and competitive factors, including market share, barriers to entry, pricing, competitor and customer technologies, research and development budgets, patent protection and potential for product line extensions.

The change in other intangibles during 2008 relates to additional amortization expense, the impact of foreign currency translation and finalization of values of acquired Lummus-related intangibles. Intangible amortization for the years ended 2008, 2007 and 2006 was $24,039, $3,996, and $1,572, respectively. For the years ended 2009, 2010, 2011, 2012 and 2013 amortization of existing intangibles is anticipated to be $23,631, $24,042, $24,042, $22,336, and $16,059, respectively.

6.	EQUITY INVESTMENTS

Our investments, which are accounted for by the equity method and are attributable to our purchase of Lummus, consist of the following:

	%	Years Ended December 31,
	Ownership	2008	2007

Chevron-Lummus Global LLC (“CLG”)	50.0%	$82,096	$77,693
Catalytic Distillation Technologies (“CD Tech”)	50.0%	41,586	38,836
Other various	Various	6,349	1,306

		$130,031	$117,835

Dividends received for the CLG and CD Tech investments during 2008 totaled approximately $24,000 and $7,500, respectively. Dividends received for the CLG investment during 2007 totaled approximately $13,500.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equity income, for the aforementioned investments, consists of:

	Years Ended December 31,
	2008	2007

Chevron-Lummus Global LLC	$29,521	$4,292
Catalytic Distillation Technologies	11,000	814
Other various	571	—

	$41,092	$5,106

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

Combined summarized income statement and balance sheet information for CLG and CD Tech is as follows:

	Years Ended December 31,
	2008	2007(1)

Revenue	$271,238	$50,472
Gross profit	128,009	15,889
Income from operations	80,550	10,522
Net income	76,789	10,606

	Years Ended December 31,
	2008	2007

Current assets	$186,765	$190,055
Non-current assets	31,901	25,887
Current liabilities	55,909	70,410
Non-current liabilities	11,115	7,679

(1)	Summarized income statement information for 2007 includes results from the acquisition date of November 16, 2007.

In accordance with Rule 3-09 of Regulation S-X, consolidated financial statements and accompanying notes of CLG, which constitutes a significant subsidiary, will be filed subsequently as an amendment to this Form 10-K.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	SUPPLEMENTAL BALANCE SHEET DETAIL

	December 31,
	2008	2007

Components of Property and Equipment
Land and improvements	$50,450	$37,171
Buildings and improvements	133,959	100,600
Plant, field equipment and other	347,925	283,531

Total property and equipment	532,334	421,302

Accumulated depreciation	(196,241)	(166,900)

Net property and equipment	$336,093	$254,402

Components of Accrued Liabilities
Payroll, vacation, bonuses and profit-sharing	$96,942	$132,935
Self-insurance/retention/other reserves	7,589	9,901
Pension obligations	3,094	8,006
Postretirement benefit obligations	3,500	3,759
Other	156,716	130,980

Accrued liabilities	$267,841	$285,581

Components of Other Non-Current Liabilities
Pension obligations	$69,999	$58,834
Postretirement benefit obligations	47,860	51,222
FIN 48 income tax reserve	20,209	24,467
Self-insurance/retention/other reserves	24,355	19,681
Other	89,377	29,305

Other non-current liabilities	$251,800	$183,509

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	DEBT

The following summarizes our outstanding debt at December 31:

	2008	2007

Current:
Current maturity of long-term debt	$40,000	$40,000
Other(1)	523	930

Current debt	$40,523	$40,930

Long-Term:
Term loan:
$160,000 term loan maturing November 2012. Principal due in annual installments of $40,000. Interest at prime rate plus a margin or the British Bankers Association settlement rate plus a margin as described below(2)	120,000	160,000
Revolving credit facility:
$1,100,000 five-year revolver expiring October 2011. Interest at prime plus a margin or the British Bankers Association settlement rate plus a margin	—	—
LC agreements:
$50,000 five-year, letter of credit and term loan facility expiring November 2011. Interest on term loans at 1.85% over the British Bankers Association settlement rate	—	—
$100,000 five-year, letter of credit and term loan facility expiring November 2011. Interest on term loans at 1.90% over the British Bankers Association settlement rate	—	—
$125,000 eight-year, letter of credit and term loan facility expiring November 2014. Interest on term loans at 2.00% over the British Bankers Association settlement rate	—	—

Long-term debt	$120,000	$160,000

(1)	Other current debt as of December 31, 2008 and 2007, consists of short-term borrowings under commercial credit facilities classified as notes payable on our Consolidated Balance Sheets.

(2)	We have a $160,000, unsecured Term Loan with JPMorgan Chase Bank, N.A., as administrative agent and Bank of America, N.A., as syndication agent. Interest under the Term Loan is based upon LIBOR plus an applicable floating spread, and paid quarterly in arrears. We also have an interest rate swap that provides for an interest rate of approximately 6.57%, inclusive of the applicable floating spread. The Term Loan will continue to be repaid in equal principal installments of $40,000 per year, with the last principal payment due in November 2012. The Term Loan contains certain restrictive covenants, the most significant of which include a minimum net worth level, a minimum fixed charge coverage ratio and a maximum leverage ratio. The Term Loan also includes restrictions with regard to subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, affiliate transactions, sales and leasebacks, and mergers and acquisitions, among other restrictions.

As of December 31, 2008, no direct borrowings were outstanding under our committed and unsecured five-year $1,100,000 revolving credit facility, which terminates in October 2011, but we had issued $294,872 of letters of credit under the facility. Such letters of credit are generally issued to customers in the ordinary course of business to support advance payments, as performance guarantees, or in lieu of retention on our contracts. As of December 31, 2008, we had $805,128 of available capacity under the facility for future operating or investing needs. The facility contains a borrowing sublimit of $550,000 and similar restrictive covenants to those noted above for the term loan. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the credit facility as well as letter of credit fees on outstanding instruments. The interest, letter of credit fee and commitment fee percentages are based upon our quarterly leverage ratio.

In addition to the revolving credit facility, we have three committed and unsecured letter of credit and term loan agreements (the “LC Agreements”) with Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., and various private placement note investors. Under the terms of the LC Agreements, either banking institution can issue letters of credit (the “LC Issuers”). In the aggregate, the LC Agreements provide up to $275,000 of capacity. As of December 31, 2008, no direct borrowings were outstanding under the LC Agreements, but we had issued $273,371 of letters of credit among all three tranches of LC Agreements. Tranche A, a $50,000 facility, and Tranche B, a $100,000 facility, are both five-year facilities which terminate in November 2011 and were fully utilized at December 31, 2008. Tranche C, an eight-year, $125,000 facility expiring in November 2014, had $1,629 of available capacity at December 31, 2008. The LC Agreements contain certain restrictive covenants, the most significant of which include a minimum net worth level, a minimum fixed charge coverage ratio and a maximum leverage ratio. The LC Agreements also include restrictions with regard to subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, affiliate transactions, sales and leasebacks, and mergers and acquisitions, among other restrictions. In the event of default under the LC Agreements, including our failure to reimburse a draw against an issued letter of credit, the LC Issuer could transfer its claim against us, to the extent such amount is due and payable by us under the LC Agreements, to the private placement lenders, creating a term loan that is due and payable no later than the stated maturity of the respective LC Agreement. In addition to quarterly letter of credit fees and to the extent that a term loan is in effect, we would be assessed a floating rate of interest over LIBOR.

Additionally, we have various other short-term, uncommitted revolving credit facilities across several geographic regions of approximately $1,335,362. These facilities are generally used to provide letters of credit or bank guarantees to customers in the ordinary course of business to support advance payments, as performance guarantees or in lieu of retention on our contracts. At December 31, 2008, we had available capacity of $575,205 under these uncommitted facilities. In addition to providing letters of credit or bank guarantees, we also issue surety bonds in the ordinary course of business to support our contract performance.

We were in compliance with all restrictive lending covenants as of December 31, 2008.

Capitalized interest was insignificant in 2008, 2007 and 2006.

9.	FINANCIAL INSTRUMENTS

Forward Contracts — Although we do not engage in currency speculation, we periodically use forward contracts to mitigate certain operating exposures, as well as to hedge intercompany loans utilized to finance non-U.S. subsidiaries.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008, our outstanding contracts to hedge intercompany loans and certain operating exposures are summarized as follows:

		Contract	Weighted Average
Currency Sold	Currency Purchased	Amount(1)	Contract Rate

Forward contracts to hedge intercompany loans:(2)
U.S. Dollar	Euro	$118,884	0.77
U.S. Dollar	Australian Dollar	$86,665	1.52
U.S. Dollar	British Pound	$74,945	0.67
U.S. Dollar	Canadian Dollar	$63,510	1.22
U.S. Dollar	Singapore Dollar	$6,554	1.53
U.S. Dollar	Czech Republic Koruna	$5,047	19.49
U.S. Dollar	South African Rand	$2,182	10.23
Forward contracts to hedge certain operating exposures:(3)
U.S. Dollar	Chilean Peso	$87,209	540.44
U.S. Dollar	Euro	$58,535	0.74
U.S. Dollar	Peruvian Nuevo Sol	$9,473	2.73
U.S. Dollar	British Pound	$8,105	0.67
U.S. Dollar	Norwegian Krone	$90	7.03
British Pound	Euro	£3,006	1.24
British Pound	Japanese Yen	£2,492	187.53
British Pound	Swiss Francs	£1,740	2.32
British Pound	Norwegian Krone	£319	10.56
Euro	Czech Republic Koruna	€803	23.09

(1)	Represents the notional U.S. dollar equivalent at inception of the contract, with the exception of forward contracts to sell: 3,006 British Pounds for 3,725 Euros, 2,492 British Pounds for 467,321 Japanese Yen, 1,740 British Pounds for 4,030 Swiss Francs, 319 British Pounds for 3,368 Norwegian Krone and 803 Euros for 18,533 Czech Republic Koruna. These contracts are denominated in British Pounds and Euros and their notional value equates to approximately $12,150 at December 31, 2008.

(2)	These contracts, for which we do not seek hedge accounting treatment under SFAS No. 133, generally mature within seven days of year-end and are marked-to-market within cost of revenue in the Consolidated Statement of Operations, generally offsetting any translation gains/losses on the underlying transactions. At December 31, 2008, the total fair value loss from these contracts was $14,184 and of the total mark-to-market, $17,894 was recorded in other current assets and $3,710 was recorded in accrued liabilities on the Consolidated Balance Sheet.

(3)	Represent primarily forward contracts that hedge forecasted transactions and firm commitments and generally mature within two years of year-end. Certain of our hedges are designated as “cash flow hedges” under SFAS No. 133. We exclude forward points, which represent the time value component of the fair value of our derivative positions, from our hedge assessment analysis. This time value component is recognized as ineffectiveness within cost of revenue in the Consolidated Statement of Operations and was an unrealized loss totaling approximately $530 during 2008. The unrealized hedge fair value loss associated with instruments for which we do not seek hedge accounting treatment totaled $3,150 and was recognized within cost of revenue in the Consolidated Statement of Operations. Our total unrealized hedge fair value loss recognized within cost of revenue for the year ended December 31, 2008 was $3,680. At December 31, 2008, the total fair value loss from our outstanding forward contracts was $10,737, including the total foreign currency exchange loss related to ineffectiveness. Of the total mark-to-market, $6,188 was recorded in other current assets, $14,917 was

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded in accrued liabilities and $2,008 was recorded in other non-current liabilities on the Consolidated Balance Sheet.

Interest Rate Swap — We have entered a swap arrangement to hedge against interest rate variability associated with our $160,000 term loan. The swap arrangement is designated as a cash flow hedge under SFAS No. 133, as the critical terms matched those of the term loan at inception and as of December 31, 2008. We will continue to assess hedge effectiveness of the swap transaction prospectively. At December 31, 2008, the total fair value of our interest rate swap was $6,661 and was recorded in other non-current liabilities on the Consolidated Balance Sheet.

SFAS 157

As discussed in Note 2 to the Consolidated Financial Statements, we adopted SFAS 157 during 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about assets and liabilities measured at fair value. The standard provides a consistent definition of fair value which focuses on exit price and prioritizes, within a measurement of fair value, the use of market-based inputs over entity-specific inputs. The standard also establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.

Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. Market practice assumes all counterparties have the same credit rating, however, credit valuation adjustments are necessary when the market price is not reflective of the credit quality of the counterparty. In addition, valuation adjustments are necessary to reflect our credit quality in the valuation of our liabilities. We reviewed our derivative valuations using all available evidence, including recent transactions in the marketplace and indicative pricing services. The adoption of SFAS 157 has not had a material impact on our Consolidated Balance Sheet, Statement of Operations or Statement of Cash Flows as of December 31, 2008.

Valuation Hierarchy — The three levels of the valuation hierarchy under SFAS 157 are defined as follows:

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

The following is a description of the valuation methodologies used for our instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Derivatives — Exchange-traded derivatives that are valued using quoted prices are classified within level 1 of the valuation hierarchy. However, few classes of derivative contracts are listed on an exchange; thus, our derivative positions are classified within level 2 of the valuation hierarchy, as they are valued using internally-developed models that use, as their basis, readily observable market parameters. Our derivatives include basic interest rate swaps and forward contracts. In some cases, derivatives may be valued based upon models with significant unobservable market parameters. These would be classified within level 3 of the valuation hierarchy. As of December 31, 2008, we did not have any level 3 classifications.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents our financial instruments carried at fair value as of December 31, 2008, by caption on the Consolidated Balance Sheet and by SFAS 157 valuation hierarchy (as described above):

		Internal Models with	Internal Models with	Total Carrying
	Quoted Market	Significant	Significant	Value in the
	Prices in Active	Observable Market	Unobservable Market	Consolidated
	Markets (Level 1)	Parameters (Level 2)(1)	Parameters (Level 3)	Balance Sheet

Assets
Other current assets	$—	$24,082	$—	$24,082
Other non-current assets	—	—	—	—

Total assets at fair value	$—	$24,082	$—	$24,082

Liabilities
Accrued liabilities	$—	$(18,627)	$—	$(18,627)
Other non-current liabilities	—	(8,669)	—	(8,669)

Total liabilities at fair value	$—	$(27,296)	$—	$(27,296)

(1)	These fair values are inclusive of outstanding forward contracts to hedge intercompany loans and certain operating exposures, as well as the swap arrangement entered to hedge against interest rate variability associated with our $160,000 term loan. The total assets at fair value above represent the maximum loss that we would incur if the applicable counterparties failed to perform according to the hedge contracts.

Fair Value — The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and notes payable approximates their fair values because of the short-term nature of these instruments. At December 31, 2008 and 2007, the fair value of our long-term debt, based on current market rates for debt with similar credit risk and maturities, approximated the value recorded on our Consolidated Balance Sheets as interest is based upon LIBOR plus an applicable floating spread and is paid quarterly in arrears.

10.	RETIREMENT BENEFITS

Defined Contribution Plans — We sponsor multiple contributory defined contribution plans for eligible employees with various features including voluntary pre-tax salary deferral features, matching contributions, and savings plan contributions in the form of cash or our common stock to be determined annually. For the years ended December 31, 2008, 2007 and 2006, we expensed $49,167, $25,255 and $17,573, respectively, for these plans.

In addition, we sponsor several other defined contribution plans that cover salaried and hourly employees for which we do not provide contributions. The cost of these plans was not significant to us in 2008, 2007 or 2006.

Defined Benefit and Other Postretirement Plans — We currently sponsor various defined benefit pension plans covering certain employees in our North America, EAME and Lummus Technology segments. In connection with our acquisition of Lummus in 2007, we assumed certain pension obligations.

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

We use a December 31 measurement date for all of our plans. During 2009, we expect to contribute $16,210 and $3,500 to our defined benefit and other postretirement plans, respectively.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables provide combined information for our defined benefit and other postretirement plans:

	Defined Benefit Plans			Other Postretirement Plans
	2008	2007	2006	2008	2007	2006

Components of Net Periodic Benefit Cost
Service cost	$11,422	$5,964	$4,763	$1,699	$1,294	$1,540
Interest cost	29,721	10,132	5,964	3,153	2,154	2,263
Expected return on plan assets	(28,522)	(12,160)	(7,960)	—	—	—
Amortization of prior service costs (credits)	25	37	25	(269)	(269)	(269)
Recognized net actuarial loss (gain)	44	94	133	(169)	12	443

Net periodic benefit expense	$12,690	$4,067	$2,925	$4,414	$3,191	$3,977

	Defined		Other
	Benefit Plans		Postretirement Plans
	2008	2007	2008	2007

Change in Projected Benefit Obligation
Benefit obligation at beginning of year	$553,847	$137,500	$54,981	$33,706
Acquisition(1)	—	409,265	2,038	22,632
Service cost	11,422	5,964	1,699	1,294
Interest cost	29,721	10,132	3,153	2,154
Actuarial gain	(63,482)	(4,607)	(5,672)	(3,919)
Plan participants’ contributions	4,045	1,691	1,951	1,707
Benefits paid	(22,723)	(7,173)	(5,874)	(2,658)
Currency translation	(48,631)	1,075	(916)	65

Benefit obligation at end of year	$464,199	$553,847	$51,360	$54,981

Change in Plan Assets
Fair value at beginning of year	$502,137	$129,834	$—	$—
Acquisition(1)	—	362,295	—	—
Actual (loss) return on plan assets	(56,630)	7,749	—	—
Benefits paid	(22,723)	(7,173)	(5,874)	(2,658)
Employer contribution	16,043	5,542	3,923	951
Plan participants’ contributions	4,045	1,691	1,951	1,707
Currency translation	(43,871)	2,199	—	—

Fair value at end of year	$399,001	$502,137	$—	$—

Funded status	$(65,198)	$(51,710)	$(51,360)	$(54,981)
Unrecognized net prior service costs (credits)	224	264	(1,343)	(1,612)
Unrecognized net actuarial loss (gain)	24,469	6,089	(8,870)	(3,420)
Amounts recognized in the balance sheet consist of:
Prepaid benefit cost within other non-current assets	$7,895	$15,130	$—	$—
Accrued benefit cost within accrued liabilities	(3,094)	(8,006)	(3,500)	(3,759)
Accrued benefit cost within other non-current liabilities	(69,999)	(58,834)	(47,860)	(51,222)

Net amount recognized	$(65,198)	$(51,710)	$(51,360)	$(54,981)

Accumulated other comprehensive loss (income), before taxes	$24,693	$6,353	$(10,213)	$(5,032)

(1)	The acquisition line item above reflects amounts associated with our 2007 acquisition of Lummus.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accumulated benefit obligation for all defined benefit plans was $444,402 and $506,655 at December 31, 2008 and 2007, respectively.

The following table reflects information for defined benefit plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
	2008	2007

Projected benefit obligation	$153,349	$67,051
Accumulated benefit obligation	$147,208	$63,971
Fair value of plan assets	$80,241	$7,223

	Defined Benefit Plans		Other Postretirement Plans
	2008	2007	2008	2007

Weighted-Average Assumptions
Weighted-average assumptions used to determine benefit obligations at December 31,
Discount rate	5.89%	5.51%	6.53%	6.08%
Rate of compensation increase(1)	3.09%	4.03%	n/a	n/a
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31,
Discount rate	5.51%	5.35%	6.33%	5.83%
Expected long-term return on plan assets(2)	5.86%	6.67%	n/a	n/a
Rate of compensation increase(1)	3.09%	4.03%	n/a	n/a

(1)	The rate of compensation increase in the table relates solely to the defined benefit plans that factor compensation increases into the valuation. The rate of compensation increase for our other plans is not applicable as benefits under certain plans are based upon years of service, while the remaining plans primarily cover retirees, whereby future compensation is not a factor.

(2)	The expected long-term rate of return on the defined benefit plan assets was derived using historical returns by asset category and expectations for future capital market performance.

The following table includes the plans’ expected benefit payments for the next 10 years (with respect to the other postretirement plans, the amounts shown below represent the Company’s expected payments for these plans for the referenced years as these plans are unfunded):

Year	Defined Benefit Plans	Other Postretirement Plans

2009	$20,658	$3,500
2010	$22,325	$3,834
2011	$24,805	$4,014
2012	$25,315	$4,199
2013	$26,627	$4,346
2014-2018	$144,005	$24,172

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The defined benefit plans’ assets consist primarily of short-term fixed-income funds and long-term investments, including equity and fixed-income securities. The following table provides weighted-average asset allocations at December 31, 2008 and 2007, by asset category:

			Plan Assets
	Target		at
	Allocations		December 31,
Asset Category	2008	2007	2008	2007

Equity securities	25-40%	30-40%	29%	36%
Debt securities	55-70%	50-65%	68%	59%
Real estate	0-5%	0-5%	0%	0%
Other	0-15%	0-15%	3%	5%

Total	100%	100%	100%	100%

Our investment strategy for defined benefit plan assets is to maintain a diverse portfolio to maximize a return over the long-term, subject to an appropriate level of risk. Our defined benefit plans’ assets are managed by external investment managers with oversight by our internal investment committee.

The recent turmoil in the worldwide financial markets caused a significant decrease in the value of assets held by our pension plans as of December 31, 2008. Lower than anticipated rates of return on certain plan investments, partly offset by the impact of higher discount rates, has resulted in the recording of net deferred losses within accumulated other comprehensive loss in shareholder’s equity on the Consolidated Balance Sheet, in accordance with the applicable provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS No. 158”). As a result, future pension costs and contributions could increase over historical levels.

We maintain multiple medical plans for retirees. One of our plans in the U.S. offers a defined dollar benefit; therefore, a one percentage point increase or decrease in the assumed rate of medical inflation would not affect the accumulated postretirement benefit obligation, service cost or interest cost. Under another plan in the U.S., health care cost trend rates are projected at annual rates ranging from 10.5% in 2009 down to 5% in 2015. Under our program in the U.K., the assumed rate of health care cost inflation is a level 7.75% per annum. Increasing/(decreasing) the assumed health care cost trends by one percentage point for our programs is estimated to increase/(decrease) the total of the service and interest cost components of net postretirement health care cost for the year ended December 31, 2008 and the accumulated postretirement benefit obligation at December 31, 2008 as follows:

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease

Effect on total of service and interest cost	$66	$(60)
Effect on postretirement benefit obligation	$968	$(915)

Multi-employer Pension Plans — We made contributions to certain union sponsored multi-employer pension plans of $15,586, $11,985, and $7,264 in 2008, 2007 and 2006, respectively. Benefits under these defined benefit plans are generally based on years of service and compensation levels. Under U.S. legislation regarding such pension plans, a company is required to continue funding its proportionate share of a plan’s unfunded vested benefits in the event of withdrawal (as defined by the legislation) from a plan or plan termination. We participate in a number of these pension plans, and the potential obligation as a participant in these plans may be significant. The information required to determine the total amount of this contingent obligation, as well as the total amount of accumulated benefits and net assets of such plans, is not readily available.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	COMMITMENTS AND CONTINGENCIES

Leases — Certain facilities and equipment, including project-related field equipment, are rented under operating leases that expire at various dates through 2022. Rent expense on operating leases totaled $69,233, $45,994, and $25,687 in 2008, 2007 and 2006, respectively.

Future minimum payments under non-cancelable operating leases having initial terms of one year or more are as follows:

Amount

2009	$48,333
2010	32,141
2011	29,631
2012	27,712
2013	26,800
Thereafter	128,186

Total	$292,803

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

In June 2003, an FTC Administrative Law Judge ruled that our acquisition of PDM assets threatened to substantially lessen competition in the four business lines identified above and ordered us to divest within 180 days of a final order all physical assets, intellectual property and any uncompleted construction contracts of the PDM Divisions that we acquired from PDM to a purchaser approved by the FTC that is able to utilize those assets as a viable competitor. Subsequent to June 2003, we continued to pursue various legal remedies.

On September 15, 2008, we filed a divestiture application with the FTC intended to resolve the matter. The proposed divestiture included a license to use our cryogenic tank technology and the sale of certain construction equipment to Matrix Service Co. (“Matrix”). It also contemplated the subcontract of approximately $20,000 of cryogenic and LNG tank work in the U.S. to Matrix over the next several years. In addition, it provided for the

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transfer of approximately 70 engineering and construction personnel to Matrix, along with the procedures necessary to enhance its competitiveness in the product lines as specified in the Order and Opinion. On November 28, 2008 the FTC approved our divestiture application. On December 20, 2008 we completed the agreement and closed the transaction. The transaction did not have a material effect on our financial statements.

Asbestos Litigation — We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Through December 31, 2008, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 4,700 plaintiffs, and of those claims, approximately 1,400 claims were pending and 3,300 have been closed through dismissals or settlements. Through December 31, 2008, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount per claim of approximately one thousand dollars. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. We review each case on its own merits and make accruals based on the probability of loss and our ability to estimate the amount of liability and related expenses, if any. We do not currently believe that any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow and at December 31, 2008 we had accrued $2,395 for liability and related expenses. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that may be expected to be recoverable because of the variability in the coverage amounts, deductibles, limitations and viability of carriers with respect to our insurance policies for the years in question.

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

In connection with the historical operation of our facilities, substances which currently are or might be considered hazardous were used or disposed of at some sites that will or may require us to make expenditures for remediation. In addition, we have agreed to indemnify parties to whom we have purchased or sold facilities for certain environmental liabilities arising from acts occurring before the dates those facilities were transferred.

We believe that we are currently in compliance, in all material respects, with all environmental laws and regulations. We do not anticipate that we will incur material capital expenditures for environmental controls or for investigation or remediation of environmental conditions during 2009 or 2010.

Letters of Credit/Bank Guarantees/Surety Bonds

Ordinary Course Commitments — In the ordinary course of business, we may obtain surety bonds and letters of credit, which we provide to our customers to secure advance payment, our performance under the contracts, or in lieu of retention being withheld on our contracts. In the event of our non-performance under a contract and an advance being made by a bank pursuant to a draw on a letter of credit, the advance would become a borrowing under a credit facility and thus our direct obligation. Where a surety incurs such a loss, an indemnity agreement between the parties and us may require payment from our excess cash or a borrowing under our revolving credit facilities. When a contract is completed, the contingent obligation terminates and the bonds or letters of credit are returned. At December 31, 2008, we had provided $1,489,213 of surety bonds and letters of credit to support our contracting activities in the ordinary course of business. This amount fluctuates based on the mix and level of contracting activity.

Insurance — We have elected to retain portions of anticipated losses, if any, through the use of deductibles and self-insured retentions for our exposures related to third-party liability and workers’ compensation. Liabilities in

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

excess of these amounts are the responsibilities of an insurance carrier. To the extent we are self-insured for these exposures, reserves (Note 7) have been provided based on management’s best estimates with input from our legal and insurance advisors. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the near term. Our management believes that the reasonably possible losses, if any, for these matters, to the extent not otherwise disclosed and net of recorded reserves, will not be material to our financial position or results of operations. At December 31, 2008, we had outstanding surety bonds and letters of credit of $32,949 relating to our insurance program.

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

Stock Held in Trust — From time to time, we grant restricted shares to key employees under our Long-Term Incentive Plan (see Note 13). The restricted shares are transferred to a rabbi trust (the “Trust”) and held until the vesting restrictions lapse, at which time the shares are released from the Trust and distributed to the employees.

Treasury Stock — Under Dutch law and our Articles of Association, we may hold no more than 10% of our issued share capital at any time.

Accumulated Other Comprehensive (Loss) Income — The components of accumulated other comprehensive (loss) income are as follows:

		Unrealized	Minimum	Unrealized	Unrecognized	Unrecognized	Accumulated
	Currency	Loss on	Pension	Fair Value	Net Prior	Net Actuarial	Other
	Translation	Debt	Liability	of Cash Flow	Service	Pension	Comprehensive
	Adjustment	Securities	Adjustment(1)	Hedges(2)	Pension Credits(3)	Losses(3)	Income (Loss)

Balance at January 1, 2006	$(14,772)	$(75)	$(1,710)	$(2,029)	$—	$—	$(18,586)
Change in 2006 [net of tax of ($3,337), ($26), ($719), ($998), ($410) and $1,677]	6,375	59	1,710	2,329	1,196	(4,900)	6,769

Balance at December 31, 2006	(8,397)	(16)	—	300	1,196	(4,900)	(11,817)
Change in 2007 [net of tax of ($3,626), ($6), $0, ($2,200), ($63) and ($996)]	10,593	16	—	18,469	(321)	2,912	31,669

Balance at December 31, 2007	2,196	—	—	18,769	875	(1,988)	19,852
Change in 2008 [net of tax of $14,452, $6,488, $79, and $1,305]	(44,899)	—	—	(29,432)	(150)	(11,625)	(86,106)

Balance at December 31, 2008	$(42,703)	$—	$—	$(10,663)	$725	$(13,613)	$(66,254)

(1)	No longer applicable under SFAS No. 158.

(2)	Represents the fair value of cash flow hedges, which are utilized to mitigate foreign currency exposures on operating cash flows. The total unrealized fair value loss on these cash flow hedges recorded in accumulated other comprehensive loss under the provisions of SFAS No. 133 as of December 31, 2008, totaled $10,663, net

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of tax of $4,160. Of this amount, $5,978 of unrealized loss, net of tax of $1,182, is expected to be reclassified into earnings during the next 12 months due to settlement of the related contracts. Offsetting the unrealized loss on cash flow hedges is an unrealized gain on the underlying transactions, to be recognized when settled. See Note 9 for additional discussion relative to our financial instruments.

(3)	During the fiscal year ending December 31, 2009, we expect to recognize ($245) and $227 of previously unrecognized net prior service pension credits and net actuarial pension losses, respectively.

13.	STOCK PLANS

Total stock-based compensation expense, inclusive of our employee stock purchase plan (“ESPP”) and our Long-Term Incentive Plan (the “Incentive Plan”), of $18,675, $16,914 and $16,271, was recognized in 2008, 2007 and 2006, respectively, as selling and administrative expense in the accompanying Consolidated Statements of Operations. The total recognized tax benefit related to our share-based compensation expense for all of our stock plans was $5,145, $4,899 and $4,508 in 2008, 2007 and 2006, respectively.

During 2001, the shareholders adopted an employee stock purchase plan under which sale of 2,000,000 shares of our common stock was authorized. Employees may purchase shares at a 15% discount on a quarterly basis through regular payroll deductions of up to 8% of their compensation. The shares are purchased at 85% of the closing price per share on the first trading day following the end of the calendar quarter. Compensation expense of $1,898, $1,181 and $990 was recognized in 2008, 2007 and 2006, respectively, as selling and administrative expense in the accompanying consolidated statement of operations for the difference between the fair value on the date of purchase and the price paid. As of December 31, 2008, 163,320 shares remained available for purchase.

Under the Incentive Plan, we can issue shares in the form of stock options, restricted shares or performance shares. This plan is administered by the Organization and Compensation Committee of our Board of Supervisory Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions, performance measures, and other provisions of the award. Of the 19,727,020 shares authorized for grant under the Incentive Plan, 3,964,522 shares remain available for future stock option, restricted share or performance share grants to employees and directors at December 31, 2008. As of December 31, 2008, there was $21,045 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted-average period of 1.7 years.

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options are sold over the exercise prices of the options. In addition, we receive a tax deduction upon the vesting of restricted stock and performance shares for the price of the award at the date of vesting. In accordance with SFAS No. 123(R), our consolidated statement of cash flows presents the benefits of tax deductions for share-based compensation in excess of recognized compensation cost as financing cash flows. During 2008, $3,113 of excess tax benefits was reported as a financing cash flow.

Stock Options — Stock options are generally granted at the market value on the date of grant and expire after 10 years. Options granted to executive officers and other key employees typically vest over a two- to seven-year period, while options granted to Supervisory Directors vest over a one-year period. The share-based expense for these awards was determined based on the calculated Black-Scholes fair value of the stock option at the date of grant applied to the total number of options that were anticipated to fully vest. The weighted-average per share fair value of options granted during 2008, 2007 and 2006 was $14.19, $13.68 and $11.44, respectively. The aggregate intrinsic value of options exercised during 2008, 2007 and 2006 was $1,663, $22,735 and $27,074, respectively. From the

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exercise of stock options in 2008, we received net cash proceeds of $382 and realized an actual income tax benefit of $238. The following table represents stock option activity for 2008:

		Weighted Average	Weighted Average
	Number of	Exercise Price	Remaining Contractual	Aggregate Intrinsic
	Shares	per Share	Life (in Years)	Value

Outstanding options at beginning of year	1,194,536	$11.19
Granted	289,370	$32.45
Forfeited	8,982	$23.72
Exercised	80,386	$4.56

Outstanding options at end of period(1)	1,394,538	$15.90	5.2	$2,859
Exercisable options at end of period	763,743	$7.41	3.1	$2,551

(1)	Of the outstanding options at the end of the period, we currently estimate that 1,342,201 shares will ultimately vest. These shares have a weighted-average per share exercise price of $15.56, a weighted-average remaining contractual life of 5.1 years and an aggregate intrinsic value of $2,831.

Using the Black-Scholes option-pricing model, the fair value of each option grant was estimated on the date of grant based on the following weighted-average assumptions:

	2008	2007	2006

Risk-free interest rate	2.85%	4.59%	4.72%
Expected dividend yield	0.38%	0.53%	0.48%
Expected volatility	47.46%	41.67%	42.69%
Expected life in years	6	6	6

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on the historical volatility of our stock. We also use historical information to estimate option exercises and employee termination within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding.

Restricted Shares — Our Incentive Plan also allows for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to these awards is amortized to compensation expense over the period the restrictions lapse. Restricted shares granted to employees generally vest over four years with graded vesting and are recognized as compensation cost on a straight-line basis over the vesting period. Restricted shares granted to directors vest over one year. The share-based compensation expense for our restricted share awards was determined based on the market price of our stock at the date of grant applied to the total number of shares that were anticipated to fully vest.

During 2008, 499,695 restricted shares (including 35,200 directors’ shares subject to restrictions) were granted with a weighted-average per share grant-date fair value of $42.19. During 2007, 433,938 restricted shares (including 35,200 directors’ shares subject to restrictions) were granted with a weighted-average per share grant-date fair value of $31.89. During 2006, 480,531 restricted shares (including 30,800 directors’ shares subject to restrictions) were granted with a weighted-average per share grant-date fair value of $23.81. The total fair value of restricted shares vested was $12,696, $8,112 and $3,067 during 2008, 2007 and 2006, respectively.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents restricted share activity for 2008:

		Weighted-Average
		per Share
		Grant-Date
	2008	Fair Value

Nonvested restricted stock
Nonvested restricted stock at beginning of year	784,307	$27.40
Nonvested restricted stock granted	464,495	$42.42
Nonvested restricted stock forfeited	58,047	$30.22
Nonvested restricted stock distributed	281,450	$25.54

Nonvested restricted stock at end of year	909,305	$35.11

Directors’ shares subject to restrictions
Directors’ shares subject to restrictions at beginning of year	35,200	$38.63
Directors’ shares subject to restrictions granted(1)	35,200	$39.18
Directors’ shares subject to restrictions distributed(1)	39,600	$37.88

Directors’ shares subject to restrictions at end of year	30,800	$41.18

(1)	In conjunction with the departure of one of our directors in September 2008, 4,400 shares that were granted during the second quarter of 2008 were distributed during the third quarter of 2008.

Performance Shares — Performance shares generally vest over three years and are expensed ratably over the vesting term, subject to achievement of specific Company performance goals. Stock-based compensation expense for these awards is determined based on the market price of our stock at the date of grant applied to the total number of shares that were anticipated to fully vest. As the applicable performance conditions were not met during 2008, we recognized no associated compensation expense and the associated performance shares will not be distributed. However, during 2008, 256,198 performance shares were granted with a weighted-average per share grant-date fair value of $45.36. During 2007, 192,655 performance shares were granted with a weighted-average per share grant-date fair value of $30.48. During 2006, there were no performance share grants.

The changes in common stock, additional paid-in capital and stock held in trust since December 31, 2007 primarily relate to activity associated with our stock plans. Our treasury stock also reflects the impact of our stock repurchase program.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	INCOME TAXES

	Years Ended December 31,
	2008	2007	2006

Sources of Income (Loss) Before Income Taxes and Minority Interest
U.S.	$246,479	$131,284	$73,392
Non-U.S.	(223,952)	98,134	87,916

Total	$22,527	$229,418	$161,308

Income Tax (Expense) Benefit
Current income taxes
U.S. — Federal(1)	$(27,022)	$(20,555)	$(24,536)
U.S. — State	(4,117)	(1,764)	(2,032)
Non-U.S.	(47,829)	(29,689)	(24,293)

Total current income taxes	(78,968)	(52,008)	(50,861)

Deferred income taxes U.S. — Federal(2)	(40,030)	(25,742)	3,037
U.S. — State	(1,845)	(1,344)	404
Non-U.S.	83,373	21,740	9,293

Total deferred income taxes	41,498	(5,346)	12,734

Total income tax expense	$(37,470)	$(57,354)	$(38,127)

(1)	Tax benefits of $3,036, $7,554 and $24,463 associated with share-based compensation were allocated to equity and recorded in additional paid-in capital in the years ended December 31, 2008, 2007 and 2006, respectively.

(2)	Utilized $328 Deferred Tax Asset related to U.S. NOL’s in 2006.
Utilized $9,886 Deferred Tax Asset related to U.S. NOL’s in 2007.
Utilized $0 Deferred Tax Asset related to U.S. NOL’s in 2008.

Reconciliation of Income Taxes at The Netherlands’ Statutory Rate and Income Tax (Expense) Benefit
Pretax income at statutory rate(1)	$(5,744)	$(58,502)	$(47,747)
U.S. State income taxes	(3,800)	(1,683)	(978)
Meals and entertainment	(2,800)	(2,585)	(2,160)
Valuation allowance	(44,336)	2,426	1,202
Tax exempt interest, net	2,378	4,834	5,407
Statutory tax rate differential	19,466	5,779	6,230
Foreign branch taxes (net of federal benefit)	(7,682)	(7,126)	(4,666)
Extraterritorial income exclusion/manufacturer’s production exclusion/R&D credit	3,293	1,114	1,534
Contingent liability accrual	1,934	(2,757)	1,850
Other, net	(179)	1,146	1,201

Income tax expense	$(37,470)	$(57,354)	$(38,127)

Effective tax rate	166.3%	25.0%	23.6%

(1)	Our statutory rate was The Netherlands’ rate of 25.5% in 2008, 25.5% in 2007 and 29.6% in 2006.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The principal temporary differences included in deferred income taxes reported on the December 31, 2008 and 2007 balance sheets were:

	December 31,
Current Deferred Taxes	2008	2007

Tax benefit of non-U.S. operating losses and credits	30,827	—
Contract revenue and costs	3,179	9,913
Employee compensation and benefit plan reserves	4,693	5,310
Legal reserves	3,523	2,621
Other	9,724	2,556

Current deferred tax asset	$51,946	$20,400

Non-Current Deferred Taxes
Tax benefit of U.S. State operating losses and credits, net	461	1,270
Tax benefit of non-U.S. operating losses and credits	187,327	154,968
Employee compensation and benefit plan reserves	16,957	14,161
Non-U.S. activity	11,805	—
Insurance and legal reserves	4,502	5,389

Non-current deferred tax asset	221,052	175,788
Less: valuation allowance	(125,296)	(111,976)

Non-current deferred tax asset	95,756	63,812

Non-U.S. activity	—	(4,818)
Depreciation and amortization	(65,665)	(51,078)
Other	(1,275)	(1,766)

Non-current deferred tax liability	(66,940)	(57,662)

Net non-current deferred tax asset	$28,816	$6,150

Net deferred tax asset	$80,762	$26,550

As of December 31, 2008, neither Netherlands income taxes from dividends and other profit remittances, nor Canadian, U.S., or other withholding taxes have been accrued on the estimated $539,000 of undistributed earnings of our Canadian, U.S., and subsidiary companies thereof, because it is our intention not to remit these earnings. We intend to permanently reinvest the undistributed earnings of our Canadian subsidiary and our U.S. companies and their subsidiaries and our non-European Union Dutch subsidiaries in their businesses and, therefore, have not provided for deferred taxes on such unremitted foreign earnings. The determination of any unrecognized deferred tax liability related to permanently reinvested earnings is not practical. We did not record any Netherlands deferred income taxes on undistributed earnings of our other subsidiaries and affiliates at December 31, 2008. If any such undistributed earnings were distributed, the Netherlands participation exemption should become available under current law to significantly reduce or eliminate any resulting Netherlands income tax liability.

As of December 31, 2008, we had no U.S.-Federal net operating loss carryforwards (“NOL’s”). As of December 31, 2008, we had U.S.-State NOL’s of approximately $10,506, net of apportionment. We believe that it is more likely than not that $6,581 of the U.S.-State NOL’s, net of apportionment, will not be utilized. Therefore, a valuation allowance has been placed against $6,581 of U.S.-State NOL’s. The U.S.-State NOL’s will expire from 2009 to 2028. As of December 31, 2008, we had Non-U.S. NOL’s totaling $789,000, including $377,000 in the U.K. and $412,000 from other Non-U.S. subsidiaries. We believe that it is more likely than not that $97,000 of U.K.  NOL’s will not be utilized and accordingly, a valuation allowance has been placed against these U.K. NOL’s.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additionally, we believe it is more likely than not that $317,000 of other Non-U.S. NOL’s ($280,000 of which were acquired in the Lummus acquisition) will not be utilized, for which valuation allowance has been established. Our valuation allowance increased from $411,000 at December 31, 2007 to $414,000 at December 31, 2008, primarily related to foreign currency movements and the addition of valuation allowance in the U.K. Excluding NOL’s having an indefinite carryforward, the Non-U.S. NOL’s will expire from 2009 to 2023.

15.	SEGMENT INFORMATION

During 2008, we managed our operations by four geographic segments; North America, Europe, Africa and Middle East, Asia Pacific and Central and South America. The EPC component of our 2007 Lummus acquisition was integrated into our North America and EAME segments based upon the geographic location of their operations, while results of the technology component of the Lummus acquisition are reported separately as they offer separate services.

The Chief Executive Officer evaluates the performance of these segments based on revenue and income from operations. Each segment’s performance reflects an allocation of corporate costs, which was based primarily on revenue. For the year ended December 31, 2008, we had one customer within our CSA segment that accounted for more than 10% of our total revenue. Revenue for this customer totaled approximately $598,247 or 10% of our total revenue. Intersegment revenue is not material.

The following table presents revenue by reporting segment:

	Years Ended December 31,
	2008	2007	2006

Revenue
EPC
North America	$2,195,479	$1,946,484	$1,676,694
Europe, Africa and Middle East	1,515,950	1,307,578	1,101,813
Asia Pacific	496,422	442,042	234,764
Central and South America	1,298,458	626,415	112,036
Lummus Technology	438,672	40,973	—

Total revenue	$5,944,981	$4,363,492	$3,125,307

The following table indicates revenue for individual countries in excess of 10% of consolidated revenue during any of the three years ended December 31, 2008, based on where we performed the work:

	Years Ended December 31,
	2008	2007	2006

United States	$1,815,087	$1,667,259	$1,520,107
United Kingdom	$507,256	$825,726	$766,937
Peru	$598,913	$342,152	$35,895

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present income from operations, assets and capital expenditures by reporting segment:

	Years Ended December 31,
	2008	2007	2006

Income (Loss) From Operations
EPC
North America	$136,430	$138,722	$79,164
Europe, Africa and Middle East	(364,235)	(28,359)	46,079
Asia Pacific	37,054	35,427	16,219
Central and South America	115,202	53,289	4,177
Lummus Technology	110,759	6,487	—

Total income from operations	$35,210	$205,566	$145,639

	December 31,
	2008	2007	2006

Assets
EPC
North America	$909,155	$833,723	$1,293,379
Europe, Africa and Middle East	805,085	923,780	402,088
Asia Pacific	83,309	117,209	58,634
Central and South America	224,014	232,189	30,311
Lummus Technology	979,155	1,046,522	—

Total assets	$3,000,718	$3,153,423	$1,784,412

	Years Ended December 31,
	2008	2007	2006

Capital Expenditures
EPC
North America	$74,678	$63,908	$42,931
Europe, Africa and Middle East	25,788	17,646	32,832
Asia Pacific	9,518	5,119	4,202
Central and South America	2,783	1,538	387
Lummus Technology	11,828	97	—

Total capital expenditures	$124,595	$88,308	$80,352

Our revenue earned and assets attributable to operations in The Netherlands were not significant in any of the three years ended December 31, 2008. Our long-lived assets are considered to be net property and equipment. Approximately 64% of these assets were located in the U.S. at December 31, 2008, while the other 36% were strategically located throughout the world.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue by market sector is shown below:

	Years Ended December 31,
	2008	2007	2006

Revenue
Liquefied natural gas	$2,630,809	$2,396,327	$1,390,197
Energy processes	1,642,048	970,990	1,039,611
Steel plate structures	1,233,452	955,202	695,499
Lummus Technology	438,672	40,973	—

Total revenue	$5,944,981	$4,363,492	$3,125,307

Prospective Change in Reporting Segments — Over the past several years, we have experienced worldwide demand in our end markets. With the addition of the Lummus organization last year, our ability to respond to that demand has placed us in the tier of global contractors who have the unique capability to meet customers’ needs across a broad spectrum of technology and project services.

As a result of the aforementioned, beginning in the first quarter of 2009, our management structure and internal and public segment reporting will be aligned based upon three distinct project business sectors, rather than our historical practice of reporting based upon discrete geographic regions. These three project business sectors will be CB&I Lummus (includes our energy processes and LNG projects), CB&I Steel Plate Structures, and Lummus Technology.

Our 2008 results discussed above have been reported in-line with the geographic segment structure that was in place during 2008.

16.	QUARTERLY OPERATING RESULTS (UNAUDITED)

Quarterly Operating Results — The following table sets forth our selected unaudited consolidated statement of operations information on a quarterly basis for the years ended December 31, 2008 and 2007:

Quarter Ended 2008(1)	March 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share data)

Revenue	$1,439,424	$1,428,461	$1,563,709	$1,513,387
Gross profit (loss)	$126,023	$(157,974)	$100,725	$164,376
Net income (loss)	$42,173	$(140,454)	$8,554	$68,581
Net income (loss) per share — basic	$0.44	$(1.47)	$0.09	$0.73
Net income (loss) per share — diluted	$0.43	$(1.47)	$0.09	$0.72

Quarter Ended 2007	March 31	June 30	Sept. 30	Dec. 31(2)
	(In thousands, except per share data)

Revenue	$857,305	$1,011,367	$1,171,752	$1,323,068
Gross Profit	$83,339	$62,159	$107,376	$103,975
Net income	$36,595	$26,116	$58,738	$44,191
Net income per share — basic	$0.38	$0.27	$0.61	$0.46
Net income per share — diluted	$0.38	$0.27	$0.61	$0.46

(1)	Our operating results during 2008 included pre-tax charges of approximately $21,000, $317,000, $86,000 and $33,000, for the first through fourth quarters, respectively, associated with additional projected costs to complete the U.K. Projects.

(2)	The operating results of Lummus were included in our 2007 results of operations from the acquisition date of November 16, 2007 and had a $104,641 and $10,391 impact on our revenue and income from operations for the fourth quarter of 2007.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three month period ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management’s report on internal controls as of December 31, 2008 is included in “Item 8. Financial Statements and Supplementary Data.”

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We have adopted a code of ethics that applies to the CEO, the CFO and the Corporate Controller, as well as our directors and all employees. Our code of ethics can be found at our Internet website “www.cbi.com” and is incorporated herein by reference.

We submitted a Section 12(a) CEO certification to the NYSE in 2008. Also during 2008, we filed with the SEC certifications, pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as Exhibits 31.1 and 31.2 to this Form 10-K.

The following table sets forth certain information regarding the Supervisory Directors of Chicago Bridge & Iron Company N.V. (“CB&I N.V.”), nominees to the Supervisory Board and the executive officers of Chicago Bridge & Iron Company (“CBIC”).

Name	Age	Position(s)

Supervisory Directors
Jerry H. Ballengee	71	Supervisory Director and Non-Executive Chairman of CB&I N.V.
Philip K. Asherman	58	Supervisory Director; President and Chief Executive Officer of CBIC
L. Richard Flury	61	Supervisory Director
J. Charles Jennett	68	Supervisory Director
Larry D. McVay	61	Supervisory Director
Gary L. Neale	69	Supervisory Director
Michael L. Underwood	64	Supervisory Director
Marsha C. Williams	58	Supervisory Director
Executive Officers
Philip K. Asherman	58	Supervisory Director; President and Chief Executive Officer of CBIC
Beth A. Bailey	57	Executive Vice President — Chief Administration Officer of CBIC
Ronald A. Ballschmiede	53	Executive Vice President — Chief Financial Officer of CBIC
Ronald E. Blum	59	President — CB&I Steel Plate Structures
David A. Delman	47	Secretary of CB&I N.V.; Executice Vice President, Chief Legal Officer and Secretary of CBIC
Daniel M. McCarthy	58	President — Lummus Technology
Lasse Petterson	52	Executive Vice President — Chief Operating Officer of CBIC
Edgar C. Ray	48	Executive Vice President — Corporate Planning of CBIC
John W. Redmon	60	President — CB&I Lummus
Nominees for Supervisory Director
Beth A. Bailey	57	Nominee for Supervisory Director (Executive Vice President and Chief Administration Officer)
Luciano Reyes	38	Nominee for Supervisory Director (Vice President and Treasurer of CBIC)
Westley S. Stockton	37	Nominee for Supervisory Director (Vice President, Corporate Controller and Chief Accounting Officer of CBIC)
W. Craig Kissel	58	Independent Nominee for Supervisory Director

There are no family relationships between any executive officers and Supervisory Directors. Executive officers of CBIC are elected annually by the CBIC Board of Directors.

JERRY H. BALLENGEE has served as non-executive Chairman since 2006 and as a Supervisory Director of the Company since 1997. He is Chairman of the Strategic Initiatives Committee and is a member of the Corporate Governance Committee and Nominating Committee. Mr. Ballengee served as Chairman of the Board of Morris Material Handling Company from 2001 to 2006. He served as President and Chief Operating Officer of Union Camp Corporation from 1994 to 1999, and as a member of the Board of Directors of that company from 1988 until 1999. Prior, he held various other executive positions.

L. RICHARD FLURY has served as a Supervisory Director of the Company since 2003, and as a consultant to the Supervisory Board since 2002. He is Chairman of the Corporate Governance Committee, and a member of the Audit Committee, the Nominating Committee and the Strategic Initiatives Committee. Previously, Mr. Flury served as Chief Executive, Gas and Power for BP plc from 1998 until his retirement in 2001. He served as Executive Vice President of Amoco, responsible for managing the Exploration and Production sector, from 1996 to 1998. Prior, he served in various other executive capacities with Amoco since 1988. Mr. Flury is also a director of Questar Corporation and Callon Petroleum Corporation.

J. CHARLES JENNETT has served as a Supervisory Director of the Company since 1997. He is Chairman of the Supervisory Board’s Nominating Committee, and a member of the Organization and Compensation Committee and Corporate Governance Committee. Dr. Jennett served as President of Texas A&M International University from 1996 to 2001. Upon his retirement in 2001, he was bestowed the title of President Emeritus. From 1992 to 1996, he was Provost and Vice President of Academic Affairs at Clemson University. Dr. Jennett currently serves as a private engineering consultant.

LARRY D. McVAY has been a Supervisory Director since 2008 and is a member of the Audit Committee, Strategic Initiatives Committee and Corporate Governance Committee. Mr. McVay has served as Managing Director of Edgewater Energy Partners, LLC since 2007 and worked 39 years for Amoco, BP and TNK-BP. In his last assignment with BP, McVay served as the Chief Operating Officer of TNK-BP in Moscow from 2003 until his retirement from BP in 2006. From 2000 to 2003, he held the position of Technology Vice President, Operations, and Vice President of Health, Safety and Environment for BP, based in London. Previously, Mr. McVay served in numerous senior level managerial positions for Amoco. Mr. McVay is currently on the Board of Directors of Callon Petroleum Company and Praxair.

GARY L. NEALE has served as a Supervisory Director since 1997 and is Chairman of the Organization and Compensation Committee and a member of the Corporate Governance Committee. Mr. Neale served as Chairman of the Board of NiSource, Inc. from 1993 to 2007 and as Chief Executive Officer from 1993 to 2005. He has also served as Chairman of the Board and a director of Northern Indiana Public Service Company since 1989, and as a director of Modine Manufacturing Company (heat transfer products) since 1977.

MICHAEL L. UNDERWOOD has served as a Supervisory Director since 2007 and is Chairman of the Audit Committee and a member of the Organization and Compensation Committee and the Corporate Governance Committee. Mr. Underwood worked the majority of his 35-year career in public accounting at Arthur Andersen LLP, where he was a partner. He moved to Deloitte & Touche LLP as a director in 2002, retiring in 2003. He is currently a director and Chairman of the Audit Committee of Dresser-Rand Group.

MARSHA C. WILLIAMS has served as a Supervisory Director of the Company since 1997. She is a member of the Audit Committee, Corporate Governance Committee and the Organization and Compensation Committee. Ms. Williams currently serves as Senior Vice President and Chief Financial Officer of Orbitz Worldwide, a position she has held since 2007. From 2002 to 2007, she served as Executive Vice President and Chief Financial Officer of Equity Office Properties Trust, a public real estate investment trust. She served as Chief Administrative Officer of Crate & Barrel from 1998 to 2002, and as Treasurer of Amoco Corporation from 1993 to 1998. Ms. Williams is a director of Davis Funds, Modine Manufacturing Company, Inc. and Fifth Third Bancorp.

PHILIP K. ASHERMAN has been President and Chief Executive Officer of CB&I since 2006 and a Managing Director since 2004. He joined CB&I in 2001 as a senior executive and was promoted to Executive Vice President that same year, reporting directly to the Chairman and CEO. Prior to joining CB&I, Mr. Asherman served as Senior Vice President of Fluor Global Services and held other executive positions with Fluor Daniel, Inc. operating subsidiaries, including President of its mining and minerals operating group and President of an industrial operating group. He previously held a number of regional executive positions in Europe, South America and Asia.

BETH A. BAILEY was promoted to Executive Vice President and Chief Administration Officer in December 2008, with corporate responsibility for all Information Technology, Facilities and Human Resources. Ms. Bailey joined CB&I in 1972, serving in positions of increasing responsibility most recently as Executive Vice President and Chief Information Officer.

RONALD A. BALLSCHMIEDE has served as Executive Vice President and Chief Financial Officer since 2006. Prior to joining CB&I, he was a partner with Deloitte & Touche LLP since 2002. Previously, he worked for Arthur Andersen LLP from 1977 to 2002, becoming a partner in 1989 where he led the financial statements audits for a number of major manufacturing and construction companies.

RONALD E. BLUM assumed the role of President, CB&I Steel Plate Structures in December 2008. Previously, he served as Executive Vice President — Global Business Development since 2006 and as Vice President — Global LNG Sales from 2004 to 2006. Prior to that time, he held a series of positions with increasing responsibility at CB&I and PDM Engineered Construction.

DAVID A. DELMAN has served as Executive Vice President and Chief Legal Officer, and Secretary for CB&I’s Supervisory Board of Directors since joining CB&I in 2007. Previously, he was a partner in the international law firm of Pepe & Hazard LLC, specializing in engineering and construction industry issues. From 1992 to 2000, Mr. Delman worked for Fluor Corporation, serving as associate general counsel from 1996.

DANIEL M. McCARTHY serves as President, Lummus Technology, a position he has held since December 2008. He previously served as Executive Vice President - Lummus Technology, a position he has held since joining CB&I as part of the Lummus acquisition in 2007. Prior to that, he was an Executive Vice President of Lummus. He has held various management positions within the technology businesses of Lummus since its inception in 1987, assuming senior management responsibility for the business in 2004 and for the Lummus Houston EPC Execution Center in 2006.

LASSE PETTERSON joined CB&I in February 2009. Previously, Mr. Petterson was CEO of Gearbulk, the world’s largest operator of gantry craned vessels and served from 2002 to 2006 as President and Chief Operating Officer of AMEC Inc. USA, a project management engineering and construction company. From 1980 to 2002, he worked in various international executive and operations assignments for Aker Kvaerner, serving as President of both the Oil & Gas division and the Maritime division.

EDGAR C. RAY has served as Executive Vice President — Corporate Planning since 2007. He joined CB&I in 2003, serving as Senior Vice President — Global Marketing until 2007. Prior to joining CB&I, Mr. Ray was Executive Director of Strategy and Marketing for Fluor Corporation.

JOHN W. REDMON assumed the role of President, CB&I Lummus, the company’s EPC business, in December 2008. He served as Executive Vice President - Operations from 2006 and previously, led CB&I’s Risk Management group overseeing CB&I’s Project Controls, Procurement, Estimating, and Health, Safety, and Environment groups. He served as Executive Vice President of BE&K, Inc. from 1998 to 2006 and Chief Operating Officer of that company from 1999 to 2006. Mr. Redmon began working for Brown & Root, Inc. in 1968 where he served in various positions of increasing responsibility, culminating in the position of Executive Vice President and Chief Operating Officer.

LUCIANO REYES has served as Vice President and Treasurer since February 2006 and previously held positions of increasing responsibility in CB&I’s Treasury Department since joining the company in 1998. Prior to joining CB&I, Mr. Reyes held financial positions with USG and with several financial institutions.

WESTLEY S. STOCKTON has held the position of Vice President, Corporate Controller and Chief Accounting Officer since June 2008, previously serving as Vice President — Financial Operations. Mr. Stockton, a Certified Public Accountant, has worked for CB&I in various financial and M&A positions since 2002. Prior to joining CB&I, he worked for both PriceWaterhouseCoopers and Arthur Andersen in audit-related roles.

W. CRAIG KISSEL worked for American Standard from 1980 until his retirement in 2008, most recently as President of Trane Commercial Systems, a leading supplier of air conditioning and heat systems. From 1998 to 2003, he was President of American Standard’s Vehicle Control Systems business in Brussels, Belgium. Prior, he held various management positions at Trane, including Executive Vice President and Group Executive of Trane’s North American Unitary Products business. From 2001 to 2008, Mr. Kissel served as Chairman of American Standard’s Corporate Ethics and Integrity Council responsible for developing the company’s ethical business standards.

Information appearing under “Committees of the Supervisory Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2009 Proxy Statement is incorporated herein by reference.

Item 11.	Executive Compensation

Information appearing under “Executive Compensation” in the 2009 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information appearing under “Common Stock Ownership By Certain Persons and Management” in the 2009 Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information appearing under “Certain Transactions” in the 2009 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information appearing under “Committees of the Supervisory Board — Audit Fees” in the 2009 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

The following Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firms included under Item 8 of Part II of this report are herein incorporated by reference.

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Operations — For the years ended December 31, 2008, 2007 and 2006

Consolidated Balance Sheets — As of December 31, 2008 and 2007

Consolidated Statements of Cash Flows — For the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Changes in Shareholders’ Equity — For the years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

Financial Statement Schedules

Schedule II — Supplemental Information on Valuation and Qualifying Accounts and Reserves for each of the years ended December 31, 2008, 2007 and 2006 can be found on page 79 of this report.

Schedules, other than the one above, have been omitted because the schedules are either not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto previously included under Item 8 of Part II of this report.

In accordance with Rule 3-09 of Regulation S-X, consolidated financial statements and accompanying notes of Chevron-Lummus Global LLC, a 50 percent or less owned affiliate that constitutes a significant subsidiary, will be filed subsequently as an amendment to this Form 10-K.

Quarterly financial data for the years ended December 31, 2008 and 2007 is shown in the Notes to Consolidated Financial Statements previously included under Item 8 of Part II of this report.

Exhibits

The Exhibit Index on page 80 and Exhibits being filed are submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chicago Bridge & Iron Company N.V.

/s/ Philip K. Asherman
Philip K. Asherman
(Authorized Signer)

Date: February 24, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 24, 2009.

Signature	Title

/s/ Philip K. Asherman Philip K. Asherman	President and Chief Executive Officer (Principal Executive Officer) Supervisory Director

/s/ Ronald A. Ballschmiede Ronald A. Ballschmiede	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Westley S. Stockton Westley S. Stockton	Vice President, Corporate Controller and Chief Accounting Officer of CBIC (Principal Accounting Officer)

/s/ Jerry H. Ballengee Jerry H. Ballengee	Supervisory Director and Non-Executive Chairman of CB&I N.V. Supervisory Director

/s/ L. Richard Flury L. Richard Flury	Supervisory Director

/s/ J. Charles Jennett J. Charles Jennett	Supervisory Director

/s/ Larry D. McVay Larry D. McVay	Supervisory Director

/s/ Gary L. Neale Gary L. Neale	Supervisory Director

/s/ Michael L. Underwood Michael L. Underwood	Supervisory Director

/s/ Marsha C. Williams Marsha C. Williams	Supervisory Director

Registrant’s Agent for Service in the United States

/s/ David A. Delman David A. Delman

Schedule II. Supplemental Information on Valuation and Qualifying
Accounts and Reserves

CHICAGO BRIDGE & IRON COMPANY N.V.

Valuation and Qualifying Accounts and Reserves
For Each of the Three Years Ended December 31, 2008

Column A	Column B	Column C	Column D	Column E	Column F
			Additions
	Balance	Additions	Charged to		Balance
	At	Associated with	Costs and		at
Descriptions	January 1	Acquisitions(1)	Expenses	Deductions(2)	December 31
	(In thousands)

Allowance for doubtful accounts 2008	$4,230	$986	$1,929	$(2,189)	$4,956
2007	$2,008	$2,756	$411	$(945)	$4,230
2006	$2,300	$—	$1,391	$(1,683)	$2,008

(1)	Represents the allowance for doubtful accounts balance assumed in conjunction with the purchase of Lummus on November 16, 2007.

(2)	Deductions generally represent utilization of previously established reserves or adjustments to reverse unnecessary reserves due to subsequent collections.

EXHIBIT INDEX

2(28)	Share Sale and Purchase Agreement dated as of August 24, 2007 by and among ABB Holdings Inc., ABB Holdings B.V., ABB Asea Brown Boveri Ltd., Chicago Bridge & Iron Company, Chicago Bridge & Iron Company B.V. and Chicago Bridge & Iron Company N.V.
3(16)	Amended Articles of Association of the Company (English translation)
4(2)	Specimen Stock Certificate
10.1(2)	Form of Indemnification Agreement between the Company and its Supervisory and Managing Directors
10.2	The Company’s 1997 Long-Term Incentive Plan As amended May 1, 2002(10)
(a) Form of Agreement and Acknowledgement of Restricted Stock Award(16)
(b) Form of Agreement and Acknowledgement of Performance Share Grant(16)
10.3(3)	The Company’s Deferred Compensation Plan
(a) Amendment of Section 4.4 of the CB&I Deferred Compensation Plan(8)
10.4(3)	The Company’s Excess Benefit Plan
(a) Amendments of Sections 2.13 and 4.3 of the CB&I Excess Benefit Plan(9)
10.5(2)	Form of the Company’s Supplemental Executive Death Benefits Plan
10.6(2)	Separation Agreement
10.7(2)	Form of Amended and Restated Tax Disaffiliation Agreement
10.8(2)	Employee Benefits Separation Agreement
10.9(2)	Conforming Agreement
10.10(4)	The Company’s Supervisory Board of Directors Fee Payment Plan
10.11(4)	The Company’s Supervisory Board of Directors Stock Purchase Plan
10.12	The Chicago Bridge & Iron 1999 Long-Term Incentive Plan As Amended May 13, 2005(15)
(a) Form of Agreement and Acknowledgement of the 2005 Restricted Stock Award(12)
(b) Form of Agreement and Acknowledgement of Restricted Stock Award(16)
(c) Form of Agreement and Acknowledgement of Performance Share Grant(16)
(d) Amendment to the Chicago Bridge & Iron 1999 Long-Term Incentive Plan (Now Known as the Chicago Bridge & Iron 2008 Long-Term Incentive Plan)(30)
10.13(5)	The Company’s Incentive Compensation Program
10.14(6)	Change of Control Severance Agreement
10.15	Note Purchase Agreement dated as of July 1, 2001(7)
(a) Limited Waiver dated as of November 14, 2005 to the Note Purchase Agreement dated July 1, 2001(18)
(b) Limited Waiver dated as of January 13, 2006 to the Note Purchase Agreement dated July 1, 2001(19)
(c) Limited Waiver dated as of March 30, 2006 to the Note Purchase Agreement dated July 1, 2001(22)
(d) Limited Waiver dated as of May 30, 2006 to the Note Purchase Agreement dated July 1, 2001(24)
10.16	Second Amended and Restated Credit Agreement dated October 13, 2006(26)
(a) Amendment No. 1 and Consent (to the Second Amended and Restated Credit Agreement) dated November 9, 2007(29)
(b) Amendment No. 2, dated as of August 5, 2008, to the Second Amended and Restated Credit Agreement dated October 13, 2006(31)

10.17	Chicago Bridge & Iron Savings Plan as amended and restated as of January 1, 1997 and including the First, Second, Third, Fourth, Fifth, Sixth and Seventh Amendments(27)
(a) Eighth Amendment to the Chicago Bridge & Iron Savings Plan(25)
(b) Ninth Amendment to the Chicago Bridge & Iron Savings Plan(27)
(c) Tenth Amendment to the Chicago Bridge & Iron Savings Plan(27)
(d) Eleventh Amendment to the Chicago Bridge & Iron Savings Plan(1)
10.18	Severance Agreement and Release and Waiver between the Company and Richard E. Goodrich dated October 8, 2005(17)
(a) Letter Agreement dated February 13, 2006 amending the Severance Agreement and Release and Waiver between the Company and Richard E. Goodrich(21)
(b) Letter Agreement dated March 31, 2006 amending the Severance Agreement and Release and Waiver between the Company and Richard E. Goodrich(22)
(c) Letter Agreement dated April 28, 2006 amending the Severance Agreement and Release and Waiver between the Company and Richard E. Goodrich(23)
10.19	(20) Stay Bonus Agreement between the Company and Tommy C. Rhodes dated January 27, 2006
10.20(23)	Agreement and Mutual Release between Chicago Bridge & Iron Company (Delaware), Chicago Bridge & Iron Company N.V., Chicago Bridge & Iron Company B.V. and Gerald M. Glenn, executed May 2, 2006
10.21(26)	Series A Credit and Term Loan Agreement dated as of November 6, 2006 among Chicago Bridge & Iron Company N.V., the Co-Obligors, the Lenders party thereto, Bank of America N.A. as Administrative Agent and JPMorgan Chase Bank, National Association, as Letter of Credit Issuer
10.22(26)	Series B Credit and Term Loan Agreement dated as of November 6, 2006 among Chicago Bridge & Iron Company N.V., the Co-Obligors, the Lenders party thereto, Bank of America N.A. as Administrative Agent and JPMorgan Chase Bank, National Association, as Letter of Credit Issuer
10.23(26)	Series C Credit and Term Loan Agreement dated as of November 6, 2006 among Chicago Bridge & Iron Company N.V., the Co-Obligors, the Lenders party thereto, Bank of America N.A. as Administrative Agent and JPMorgan Chase Bank, National Association, as Letter of Credit Issuer
10.24(29)	First Amendment to the Agreements dated as of November 9, 2007 Re: $50,000,000 Letter of Credit and Term Loan Agreement dated as of November 6, 2006, $100,000,000 Letter of Credit and Term Loan Agreement dated as of November 6, 2006, and $125,000,000 Letter of Credit and Term Loan Agreement dated as of November 6, 2006, among Chicago Bridge & Iron Company N.V., Chicago Bridge & Iron Company (Delaware), CBI Services, Inc., CB&I Constructors, Inc., and CB&I Tyler Company, as Co-Obligors, Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer, JPMorgan Chase Bank, N.A., as Letter of Credit Issuer and Joint Book Manager, and the Lenders party thereto
10.25(31)	Second Amendment to the Agreements, dated as of August 5, 2008, Re: $50,000,000 Letter of Credit and Term Loan Agreement dated as of November 6, 2006, $100,000,000 Letter of Credit and Term Loan Agreement dated as of November 6, 2006, and $125,000,000 Letter of Credit and Term Loan Agreement dated as of November 6, 2006, among Chicago Bridge & Iron Company N.V., Chicago Bridge & Iron Company (Delaware), CBI Services, Inc., CB&I Constructors, Inc., and CB&I Tyler Company, as Co-Obligors, Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer, JPMorgan Chase Bank, N.A., as Letter of Credit Issuer and Joint Book Manager, and the Lenders party thereto

10.26(29)	Term Loan Agreement dated as of November 9, 2007, among Chicago Bridge & Iron Company N.V., as Guarantor, Chicago Bridge & Iron Company, as Borrower, the institutions from time to time parties thereto as Lenders, JPMorgan Chase Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and The Royal Bank of Scotland plc, Wells Fargo Bank, N.A., and Calyon New York Branch, as Documentation Agents
(a) Amendment No. 1, dated as of August 5, 2008, to the Term Loan Agreement dated as of November 9, 2007, among Chicago Bridge & Iron Company N.V., as Guarantor, Chicago Bridge & Iron Company, as Borrower, the institutions from time to time parties thereto as Lenders, JPMorgan Chase Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and The Royal Bank of Scotland plc, Wells Fargo Bank, N.A., and Calyon New York Branch, as Documentation Agents(31)
16.2(11)	Letter Regarding Change in Certifying Auditor
21(1)	List of Significant Subsidiaries
23.1(1)	Consent and Report of the Independent Registered Public Accounting Firm
31.1(1)	Certification Pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2(1)	Certification Pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(1)	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(1)	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed herewith

(2)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-18065)

(3)	Incorporated by reference from the Company’s 1997 Form 10-K filed March 31, 1998

(4)	Incorporated by reference from the Company’s 1998 Form 10-Q filed November 12, 1998

(5)	Incorporated by reference from the Company’s 1999 Form 10-Q filed May 14, 1999

(6)	Incorporated by reference from the Company’s 2000 Form 10-K filed March 29, 2001

(7)	Incorporated by reference from the Company’s 2001 Form 8-K filed September 28, 2001

(8)	Incorporated by reference from the Company’s 2003 Form 10-K filed March 15, 2004

(9)	Incorporated by reference from the Company’s 2004 Form 10-Q filed August 9, 2004

(10)	Incorporated by reference from the Company’s 2004 Form 10-K filed March 11, 2005

(11)	Incorporated by reference from the Company’s 2005 Form 8-K filed April 5, 2005

(12)	Incorporated by reference from the Company’s 2005 Form 8-K filed April 20, 2005

(13)	Incorporated by reference from the Company’s 2005 Form 8-K filed May 17, 2005

(14)	Incorporated by reference from the Company’s 2005 Form 8-K filed May 24, 2005

(15)	Incorporated by reference from the Company’s 2005 Form 8-K filed May 25, 2005

(16)	Incorporated by reference from the Company’s 2005 Form 10-Q filed August 8, 2005

(17)	Incorporated by reference from the Company’s 2005 Form 8-K filed October 11, 2005

(18)	Incorporated by reference from the Company’s 2005 Form 8-K filed November 17, 2005

(19)	Incorporated by reference from the Company’s 2006 Form 8-K filed January 13, 2006

(20)	Incorporated by reference from the Company’s 2006 Form 8-K filed February 2, 2006

(21)	Incorporated by reference from the Company’s 2006 Form 8-K filed February 15, 2006

(22)	Incorporated by reference from the Company’s 2006 Form 8-K filed April 3, 2006

(23)	Incorporated by reference from the Company’s 2006 Form 8-K filed May 4, 2006

(24)	Incorporated by reference from the Company’s 2005 Form 10-Q filed June 1, 2006

(25)	Incorporated by reference from the Company’s 2006 Form 10-Q filed August 9, 2006

(26)	Incorporated by reference from the Company’s 2006 Form 10-Q filed November 9, 2006

(27)	Incorporated by reference from the Company’s 2006 Form 10-K filed March 1, 2007

(28)	Incorporated by reference from the Company’s 2007 Form 8-K filed August 30, 2007

(29)	Incorporated by reference from the Company’s 2007 Form 8-K filed November 21, 2007

(30)	Incorporated by reference from Annex B of the Company’s 2008 Definitive Proxy Statement filed April 8, 2008

(31)	Incorporated by reference from the Company’s 2008 Form 10-Q filed August 6, 2008