Form 10-K/A
period 2008-12-31
CHICAGO BRIDGE & IRON CO N V
filed 2009-03-31
CIK 1027884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

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

PART IV
Item 15. Exhibits and Financial Statement Schedules
SIGNATURE
EXHIBIT INDEX
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1

Explanatory Note — Amendment
Chicago Bridge & Iron Company N.V. and Subsidiaries (“CB&I” or “the Company”) is filing this Form 10-K/A solely to include in its Annual Report on Form 10-K for the year ended December 31, 2008 (the “Annual Report”), pursuant to Rule 3-09 of Regulation S-X, consolidated financial statements and accompanying notes of Chevron-Lummus Global LLC. CB&I owns a 50% interest in Chevron-Lummus Global LLC.
Rule 3-09 of Regulation S-X provides that if a 50% or less owned person accounted for by the equity method meets the first or third condition of the significant subsidiary tests set forth in Rule 1-02(w) of Regulation S-X, substituting 20% for 10%, separate financial statements for such 50% or less owned person shall be filed. Chevron-Lummus Global LLC met such test as of and for the year ended December 31, 2008 and CB&I has included in this Form 10-K/A the required audited financial statements for that period. Chevron-Lummus Global LLC did not meet the significance test for any prior period. Item 15 is the only portion of the Annual Report being supplemented or amended by this Form 10-K/A.
This Form 10K/A does not change any other information set forth in the original Form 10-K filed by CB&I for the year ended December 31, 2008.
In connection with the filing of this Form 10-K/A and pursuant to Securities and Exchange Commission rules, CB&I is including currently dated certifications required by Rules 13a-14(a) and 13a-14(b). This Form 10-K/A does not otherwise update any exhibits as originally filed and does not otherwise reflect events occurring after the original filing date of the Annual Report. Accordingly, this Form 10-K/A should be read in conjunction with any CB&I filings with the SEC subsequent to the filing of the Annual Report.
PART IV
Item 15. Exhibits and Financial Statement Schedules
Item 15 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 25, 2009, is amended by the addition of the following exhibits:
Exhibits

Exhibit No.	Description of Exhibit

23.1 (1)	Consent of Independent Auditors of Chevron-Lummus Global LLC

31.1 (1)	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (1)	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (1)	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description of Exhibit

32.2 (1)	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1 (1)	Consolidated financial statements and accompanying notes of Chevron-Lummus Global LLC

(1)	Filed herewith

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chicago Bridge & Iron Company N.V.
Date: March 31, 2009	/s/ Philip K. Asherman
Philip K. Asherman
(Authorized Signer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

23.1 (1)	Consent of Independent Auditors of Chevron-Lummus Global LLC

31.1 (1)	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (1)	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (1)	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 (1)	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1 (1)	Consolidated financial statements and accompanying notes of Chevron-Lummus Global LLC

(1)	Filed herewith