Form 10-Q
period 2009-03-31
CHICAGO BRIDGE & IRON CO N V
filed 2009-04-29
CIK 1027884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes     ☐ No
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes     ☐ No
   Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes      ☑ No
     The number of shares outstanding of the registrant’s common stock as of April 15, 2009 — 97,063,109

CHICAGO BRIDGE & IRON COMPANY N.V.

PART I. FINANCIAL INFORMATION
Item 1 Condensed Consolidated Financial Statements
CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Revenue	$1,295,932	$1,439,424
Cost of revenue	1,151,775	1,313,401

Gross profit	144,157	126,023
Selling and administrative expenses	59,231	63,939
Intangibles amortization	5,607	5,893
Other operating expense (income), net	5,902	(95)
Equity earnings	(6,926)	(5,970)

Income from operations	80,343	62,256
Interest expense	(5,546)	(4,501)
Interest income	448	3,247

Income before taxes	75,245	61,002
Income tax expense	(25,180)	(17,081)

Income before minority interest	50,065	43,921
Less: Net income attributable to minority interest	(1,253)	(1,748)

Net income	$48,812	$42,173

Net income per share:
Basic	$0.52	$0.44
Diluted	$0.51	$0.43

Weighted average shares outstanding:
Basic	94,769	96,052
Diluted	95,148	97,070

Cash dividends on shares:
Amount	$—	$3,868
Per share	$—	$0.04
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2009	2008

Assets	(Unaudited)

Cash and cash equivalents	$91,709	$88,221
Accounts receivable, net of allowance for doubtful accounts of $7,120 in 2009 and $4,956 in 2008	528,383	595,631
Contracts in progress with costs and estimated earnings exceeding related progress billings	351,274	307,656
Deferred income taxes	53,176	51,946
Other current assets	150,847	147,661

Total current assets	1,175,389	1,191,115

Equity investments	135,197	130,031
Property and equipment, net	337,477	336,093
Non-current contract retentions	2,357	1,973
Deferred income taxes	97,140	95,756
Goodwill	944,050	962,305
Other intangibles, net	226,682	236,369
Other non-current assets	50,797	47,076

Total assets	$2,969,089	$3,000,718

Liabilities

Revolver borrowings and notes payable	$62,349	$523
Current maturity of long-term debt	40,000	40,000
Accounts payable	663,467	688,042
Accrued liabilities	268,376	267,841
Contracts in progress with progress billings exceeding related costs and estimated earnings	851,231	969,718
Income taxes payable	16,635	22,001

Total current liabilities	1,902,058	1,988,125

Long-term debt	120,000	120,000
Other non-current liabilities	253,814	251,800
Deferred income tax liability	72,301	66,940

Total liabilities	2,348,173	2,426,865

Shareholders Equity

Common stock, Euro .01 par value; shares authorized: 250,000,000 in 2009 and 2008;
shares issued: 99,073,635 in 2009 and 2008;
shares outstanding: 97,064,248 in 2009 and 95,277,073 in 2008	1,154	1,154
Additional paid-in capital	320,494	368,644
Retained earnings	453,135	404,323
Stock held in Trust	(34,177)	(31,929)
Treasury stock, at cost: 2,009,387 shares in 2009 and 3,796,562 shares in 2008	(56,999)	(120,113)
Accumulated other comprehensive loss	(81,982)	(66,254)
Minority interest	19,291	18,028

Total shareholders equity	620,916	573,853

Total liabilities and shareholders equity	$2,969,089	$3,000,718

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Cash Flows from Operating Activities

Net income	$48,812	$42,173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,663	19,278
Deferred taxes	99	(7,308)
Stock-based compensation expense	12,910	13,394
Gain on sale of property, plant and equipment	(296)	(95)
Unrealized gain on foreign currency hedge ineffectiveness	(2,136)	(841)
Excess tax benefits from stock-based compensation	(6)	(3,017)
Change in operating assets and liabilities (see below)	(122,880)	71,235

Net cash (used in) provided by operating activities	(43,834)	134,819

Cash Flows from Investing Activities

Capital expenditures	(17,237)	(20,041)
Proceeds from sale of property, plant and equipment	591	166

Net cash used in investing activities	(16,646)	(19,875)

Cash Flows from Financing Activities

Decrease in notes payable	(174)	(930)
Revolver borrowings, net	62,000	—
Excess tax benefits from stock-based compensation	6	3,017
Purchase of treasury stock associated with stock plans/repurchase program	(619)	(15,553)
Issuance of treasury stock associated with stock plans	2,755	2,177
Dividends paid	—	(3,868)

Net cash provided by (used in) financing activities	63,968	(15,157)

Increase in cash and cash equivalents	3,488	99,787
Cash and cash equivalents, beginning of the year	88,221	305,877

Cash and cash equivalents, end of the period	$91,709	$405,664

Change in Operating Assets and Liabilities

Decrease in receivables, net	$67,248	$107,736
Change in contracts in progress, net	(162,105)	(25,401)
Increase in non-current contract retentions	(384)	(220)
Decrease in accounts payable	(24,575)	(48,680)
(Increase) decrease in other current and non-current assets	(5,268)	2,533
(Decrease) increase in income taxes payable	(4,601)	7,839
Increase in accrued and other non-current liabilities	4,968	25,763
(Increase) decrease in equity investments	(5,166)	1,358
Decrease in other	7,003	307

Total	$(122,880)	$71,235

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
($ values in thousands, except per share data)
(Unaudited)
1. Significant Accounting Policies
Basis of Presentation—The accompanying unaudited Condensed Consolidated Financial Statements for Chicago Bridge & Iron Company N.V. (“CB&I” or the “Company”) have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, our unaudited Condensed Consolidated Financial Statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our financial position as of March 31, 2009, our results of operations for each of the three-month periods ended March 31, 2009 and 2008, and our cash flows for each of the three-month periods ended March 31, 2009 and 2008. The condensed consolidated balance sheet at December 31, 2008 is derived from the December 31, 2008 audited consolidated financial statements; however, certain prior year balances have been reclassified to conform to current year presentation. Presentation of minority interest in subsidiaries on our condensed consolidated balance sheet has been reclassified from its historical presentation as a long term liability to a component of our equity for both March 31, 2009 and retroactively for December 31, 2008 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). For additional disclosure information associated with SFAS 160, see the New Accounting Standards section of this footnote.
Management believes that the disclosures in these financial statements are adequate to make the information presented not misleading. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations and cash flows for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.
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
Contract revenue reflects the original contract price adjusted for approved change orders and estimated minimum recoveries of unapproved change orders and claims. We recognize revenue associated with unapproved change orders and claims to the extent that related costs have been incurred when recovery is probable and the value can be reliably estimated. At March 31, 2009 and December 31, 2008, we had projects with outstanding unapproved change orders/claims of approximately $30,000 and $50,000, respectively, factored into the determination of their revenue and estimated costs.
Losses expected to be incurred on contracts in progress are charged to earnings in the period such losses become known. For projects in a significant loss position, we recognized losses of approximately $24,000 for the three-month period ended March 31, 2009. Recognized losses during the prior year for the three-month period ended March 31, 2008 were approximately $12,850.
Costs and estimated earnings to date in excess of progress billings (“Unbilled revenue”) on contracts represent the cumulative revenue recognized less the cumulative billings to the customer. Unbilled revenue is reported as contracts in progress with costs and estimated earnings exceeding related progress billings on the condensed consolidated balance sheets. Any billed revenue that has not been collected is reported as accounts receivable. The timing of when we bill our customers is generally based upon advance billing terms or contingent upon completion of certain phases of the work, as stipulated in the contract. Progress billings in accounts receivable at March 31, 2009 and December 31, 2008 included contract retentions totaling $33,400 and $32,900, respectively, to be collected within one year. Contract retentions collectible beyond one year are included in non-current contract retentions on the condensed consolidated balance sheets. Cost of revenue includes direct contract costs such as material and construction labor, and indirect costs, which are attributable to contract activity.
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
Under the guidance of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS 109, Accounting for Income Taxes” (“FIN 48”), we provide for income taxes in situations where we have and have not received tax assessments. Taxes are provided in those instances where we consider it probable that additional taxes will be due in excess of amounts reflected in income tax returns filed worldwide. As a matter of standard policy, we continually review our exposure to additional income taxes due and as further information is known or events occur, increases or decreases, as appropriate, may be recorded in accordance with FIN 48.
Foreign Currency—The nature of our business activities involves the management of various financial and market risks, including those related to changes in currency exchange rates. The effects of translating financial statements of foreign operations into our reporting currency are recognized in accumulated other comprehensive income (loss) within shareholders equity on the condensed consolidated balance sheets, as cumulative translation adjustment, net of tax, which includes tax credits associated with the translation adjustment, where applicable. Foreign currency exchange gains (losses) are included in the condensed consolidated statements of operations within cost of revenue.
New Accounting Standards—In December 2007, the FASB issued SFAS No. 160, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners (identified as minority interest on our condensed consolidated balance sheets). SFAS 160 became effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 160 has not had a material impact on our results of operations or cash flows. Presentation of minority interest in subsidiaries on our condensed consolidated balance sheet has been reclassified from its historical presentation as a long term liability to a component of our equity for both March 31, 2009 and retroactively for December 31, 2008 in accordance with this standard.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157,” which allows for the deferral of the effective date for application of SFAS No. 157 to nonfinancial assets and liabilities. SFAS No. 157 will be applied for purposes of our annual goodwill impairment test as required in accordance with the FSP.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires companies holding derivative instruments to disclose information that allows financial statement readers to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 became effective for fiscal years beginning after November 15, 2008. The adoption of SFAS 161 has not had a material impact on our consolidated financial position, results of operations or cash flows. For specific disclosures under this standard, see Note 5 to our condensed consolidated financial statements.
Per Share Computations—Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of dilutive securities, consisting of employee stock options, restricted shares, performance shares (where performance criteria have been met) and directors’ deferred-fee shares.
The following schedule reconciles the net income and shares utilized in the basic and diluted EPS computations:

	Three Months Ended
	March 31,
	2009	2008

Net income	$48,812	$42,173

Weighted average shares outstanding — basic	94,769	96,052
Effect of stock options/restricted shares/performance shares	312	955
Effect of directors deferred-fee shares	67	63

Weighted average shares outstanding — diluted	95,148	97,070

Net income per share

Basic	$0.52	$0.44
Diluted	$0.51	$0.43
2. Stock Plans
During the three-month periods ended March 31, 2009 and 2008, we recognized $12,910 and $13,394 of stock-based compensation expense in the accompanying condensed consolidated statement of operations. See Note 13 to our Consolidated Financial Statements in our 2008 Annual Report on Form 10-K for additional information related to our stock-based compensation plans.
During the three-month period ended March 31, 2009, we granted 876,333 stock options with a weighted-average fair value per share of $4.73 and a weighted-average exercise price per share of $8.16. Using the Black-Scholes option-pricing model, the fair value of each option grant was estimated on the date of the grant based upon the following weighted-average assumptions: risk-free interest rate of 2.22%, no expected dividend yield, expected volatility of 62.28% and an expected life of 6 years.
The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatility is based on the historical volatility of our stock. We also use historical information to estimate option exercises and employee terminations within the valuation model. The expected term of options granted represents the period of time that options granted are expected to be outstanding.
During the three-month period ended March 31, 2009, 1,567,797 restricted shares and 1,180,840 performance shares were granted, with weighted-average per share fair values of $8.38 and $8.19, respectively, as determined on the grant date.
The changes in common stock, additional paid-in capital, stock held in trust and treasury stock since December 31, 2008 primarily relate to activity associated with our stock plans.
3. Comprehensive Income
Comprehensive income for the three-month periods ended March 31, 2009 and 2008 was as follows:

	Three Months Ended
	March 31,
	2009	2008
Net income	$48,812	$42,173
Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(19,127)	(6,732)
Change in unrealized fair value of cash flow hedges (1)	3,389	12,887
Change in unrecognized net prior service pension credits	(39)	(40)
Change in unrecognized net actuarial pension (gains) losses	49	(3)

Comprehensive income	$33,084	$48,285

(1)	The total unrealized fair value gain on cash flow hedges is recorded under the provisions of SFAS No. 133. Changes in the unrealized fair value of cash flow hedges result from the impact of changes in foreign exchange rates, as well as the timing of settlements of underlying obligations. The total cumulative unrealized fair value loss on cash flow hedges recorded within accumulated other comprehensive loss as of March 31, 2009 totaled $7,274, net of tax of $3,256. Of this amount, $1,240 of unrealized loss, net of tax of $686, is expected to be reclassified into earnings during the next 12 months due to settlement of the associated underlying obligations. The total unrealized fair value loss on cash flow hedges as of December 31, 2008 totaled $10,663, net of tax of $4,160. Offsetting the unrealized loss on cash flow hedges is an unrealized gain on the underlying transactions, to be recognized upon settlement. See Note 5 to our Condensed Consolidated Financial Statements for additional discussion relative to our financial instruments.
Accumulated other comprehensive loss of $81,982 reported on our condensed consolidated balance sheet at March 31, 2009 includes the following, net of tax: $61,830 of currency translation adjustment loss, net of tax of $21,163; $7,274 of unrealized fair value loss on cash flow hedges, net of tax of $3,256; $686 of unrecognized net prior service pension credits, net of tax of $372; and $13,564 of unrecognized net actuarial pension losses, net of tax of $1,978.

4. Goodwill and Other Intangibles
Goodwill
At March 31, 2009 and December 31, 2008, our goodwill balances were $944,050 and $962,305, respectively, attributable to the excess of the purchase price over the fair value of assets and liabilities acquired as part of previous acquisitions within each of our CB&I Steel Plate Structures, CB&I Lummus and Lummus Technology sectors.
The decrease in goodwill for the three-month period ended March 31, 2009 primarily relates to the impact of foreign currency translation and a reduction in accordance with SFAS No. 109, “Accounting for Income Taxes” where U.S. tax goodwill exceeded book goodwill.
The change in goodwill for the three-month period ended March 31, 2009 is as follows:

Total
Balance at December 31, 2008	$962,305
Foreign currency translation	(17,755)
Tax goodwill in excess of book goodwill	(500)

Balance at March 31, 2009	$944,050

Impairment Testing—SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), states that goodwill and indefinite-lived intangible assets are no longer amortized to earnings but instead are reviewed for impairment at least annually via a two-phase process, absent any indicators of impairment. The first phase screens for impairment, while the second phase, if necessary, measures impairment. We have elected to perform our annual analysis of goodwill during the fourth quarter of each year based upon balances as of the beginning of the fourth quarter. Impairment testing of goodwill is accomplished by comparing an estimate of discounted future cash flows to the net book value of each applicable reporting unit. No indicators of goodwill impairment have been identified during 2009. There can be no assurance that future goodwill impairment tests will not result in future charges to earnings.
Other Intangible Assets
The following table provides our other intangible asset balances for the periods ended March 31, 2009 and December 31, 2008, as well as weighted-average useful lives for each major intangible asset class and in total:

	March 31, 2009		December 31, 2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets (weighted average life)
Technology (15 years)	$200,509	$(19,268)	$204,020	$(15,944)
Tradenames (9 years)	38,891	(9,100)	38,877	(7,568)
Backlog (4 years)	14,655	(5,533)	14,717	(4,608)
Lease agreements (5 years)	2,759	1,444	3,184	1,167
Non-compete agreements (7 years)	2,909	(584)	3,005	(481)

Total amortizable intangible assets (13 years)	$259,723	$(33,041)	$263,803	$(27,434)

The change in other intangibles for the three-month period ended March 31, 2009 relates to additional amortization expense and the impact of foreign currency translation. Amortization expense for the period totaled $5,607, inclusive of $3,990 and $1,617 within our Lummus Technology and CB&I Lummus sectors, respectively.

5. Financial Instruments
Forward Contracts—Although we do not engage in currency speculation, we periodically use forward contracts to mitigate certain operating exposures, as well as to hedge intercompany loans utilized to finance non-U.S. subsidiaries.
As of March 31, 2009, our outstanding contracts to hedge intercompany loans and certain operating exposures are summarized as follows:

		Contract	Weighted Average
Currency Sold	Currency Purchased	Amount (1)	Contract Rate

Forward contracts to hedge intercompany loans: (2)
U.S. Dollar	Euro	$137,227	0.79
U.S. Dollar	Australian Dollar	$101,744	1.53
U.S. Dollar	Canadian Dollar	$56,130	1.27
U.S. Dollar	British Pound	$26,692	0.70
U.S. Dollar	Czech Republic Koruna	$3,755	21.53
U.S. Dollar	Singapore Dollar	$3,234	1.55
U.S. Dollar	South African Rand	$2,029	10.36

Forward contracts to hedge certain operating exposures: (3)
U.S. Dollar	Chilean Peso	$65,127	558.44
U.S. Dollar	Peruvian Nuevo Sol	$36,410	3.19
U.S. Dollar	Euro	$23,916	0.74
U.S. Dollar	British Pound	$3,662	0.68
British Pound	Japanese Yen	£3,358	139.16
British Pound	Swiss Francs	£224	1.63
British Pound	Norwegian Krone	£179	9.91
Euro	Czech Republic Koruna	€403	23.04

(1)	Represents the notional U.S. dollar equivalent at inception of the contract, with the exception of forward contracts to sell 3,358 British Pounds for 467,321 Japanese Yen, 224 British Pounds for 366 Swiss Francs, 179 British Pounds for 1,777 Norwegian Krone and 403 Euros for 9,277 Czech Republic Koruna. These contracts are denominated in British Pounds and Euros and their notional values equate to approximately $5,921 at March 31, 2009.

(2)	These contracts, for which we do not seek hedge accounting treatment under SFAS No. 133, generally mature within seven days of quarter-end and are marked-to-market within cost of revenue in the condensed consolidated statement of operations, generally offsetting any translation gains/losses on the underlying transactions. At March 31, 2009, the total fair value gain from these contracts was $13,262 and, of the total mark-to-market value, $14,153 was recorded in other current assets and $891 was recorded in accrued liabilities on the condensed consolidated balance sheet.

(3)	Represent primarily forward contracts that hedge forecasted transactions and firm commitments and generally mature within two years of quarter-end. Certain of our hedges are designated as “cash flow hedges” under SFAS No. 133. We exclude forward points, which represent the time value component of the fair value of our derivative positions, from our hedge assessment analysis. This time value component is recognized as ineffectiveness within cost of revenue in the condensed consolidated statement of operations and was an unrealized gain totaling approximately $1,124 during the three-month period ended March 31,

2009. The unrealized hedge fair value gain associated with instruments for which we do not seek hedge accounting treatment totaled $1,012 and was recognized within cost of revenue in the condensed consolidated statement of operations. Our total unrealized hedge fair value gain recognized within cost of revenue for the three-month period ended March 31, 2009 was $2,136. At March 31, 2009, the total fair value loss from our outstanding forward contracts was $3,961, including the total foreign currency exchange gain related to ineffectiveness. Of the total mark-to-market value, $2,734 was recorded in other current assets, $156 was recorded in other non-current assets, $6,598 was recorded in accrued liabilities and $253 was recorded in other non-current liabilities on the condensed consolidated balance sheet.
Interest Rate Swap—We have entered a swap arrangement to hedge against interest rate variability associated with our $160,000 term loan (the “Term Loan”). The swap arrangement is designated as a cash flow hedge under SFAS No. 133, as the critical terms matched those of the Term Loan at inception and as of March 31, 2009. We will continue to assess hedge effectiveness of the swap transaction prospectively. At March 31, 2009, the total fair value of our interest rate swap was $8,312 and of the total mark-to-market value, $4,420 was recorded in accrued liabilities and $3,892 was recorded in other non-current liabilities on the condensed consolidated balance sheet.
SFAS 157
The following table presents our financial instruments carried at fair value as of March 31, 2009, by caption on the condensed consolidated balance sheet and by SFAS 157 valuation hierarchy:

		Internal models with	Internal models with	Total carrying
	Quoted market	significant	significant	value in the
	prices in active	observable market	unobservable market	condensed consolidated
	markets (Level 1)	parameters (Level 2) (1)	parameters (Level 3)	balance sheet

Assets
Other current assets	$—	$16,887	$—	$16,887
Other non-current assets	—	156	—	156

Total assets at fair value	$—	$17,043	$—	$17,043

Liabilities
Accrued liabilities	$—	$(11,909)	$—	$(11,909)
Other non-current liabilities	—	(4,145)	—	(4,145)

Total liabilities at fair value	$—	$(16,054)	$—	$(16,054)

(1)	These fair values are inclusive of outstanding forward contracts to hedge intercompany loans and certain operating exposures, as well as the swap arrangement entered to hedge against interest rate variability associated with our $160,000 Term Loan. The total assets at fair value above represent the maximum loss that we would incur if the applicable counterparties failed to perform according to the hedge contracts.
SFAS 161
As discussed in Note 1 to the Condensed Consolidated Financial Statements, we adopted SFAS 161 during the first quarter of 2009. SFAS 161 requires enhanced disclosures of an entity’s strategy associated with the use of derivative instruments, how derivative instruments and the related hedged items are accounted for under SFAS 133, and how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows.
As previously noted, we are exposed to certain market risks, including the effects of changes in foreign currency exchange rates and interest rates, and use derivatives to manage financial exposures that occur in the normal course of business. We do not hold or issue derivatives for trading purposes.

We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives to either specific firm commitments or highly-probable forecasted transactions. We also enter into foreign exchange forwards to mitigate the change in fair value of intercompany loans utilized to finance non-U.S. subsidiaries, and these forwards are not designated as hedging instruments under SFAS 133. Changes in the fair value of these hedge positions are recognized within cost of revenue, in the condensed consolidated statement of operations, offsetting the gain or loss from the hedged item.
We formally assess, at inception and on an ongoing basis, the effectiveness of hedges in offsetting changes in the cash flows of hedged items. Hedge accounting treatment is discontinued when (1) it is determined that the derivative is no longer highly effective in offsetting changes in the cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions), (2) the derivative expires or is sold, terminated or exercised, (3) it is no longer probable that the forecasted transaction will occur or (4) management determines that designating the derivative as a hedging instrument is no longer appropriate.
We are exposed to counterparty credit risk associated with non-performance on our hedging instruments. Our risk would be limited to any unrealized gains on current positions. To help mitigate this risk, we transact only with counterparties that are rated as investment grade or higher. In addition, all counterparties are monitored on a continuous basis. The fair value of our derivatives reflects this credit risk.
The following table presents the fair value totals and balance sheet classification for derivatives designated as cash flow hedges under SFAS 133 and those not designated as hedge instruments by underlying risk:

	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value

Derivatives designated as hedging instruments under SFAS 133

	Other current and		Accrued and other non-
Interest rate contracts	non-current assets	$—	current liabilities	$(8,312)

	Other current and		Accrued and other non-
Foreign exchange contracts	non-current assets	1,913	current liabilities	(3,589)

		$1,913		$(11,901)

Derivatives not designated as hedging instruments under SFAS 133

	Other current and		Accrued and other non-
Interest rate contracts	non-current assets	$—	current liabilities	$—

	Other current and		Accrued and other non-
Foreign exchange contracts	non-current assets	15,130	current liabilities	(4,153)

		$15,130		$(4,153)

Total derivatives		$17,043		$(16,054)

Additionally, the following tables present the total fair value included within accumulated other comprehensive income (loss) on the condensed consolidated balance sheet as of March 31, 2009, the total value reclassified from accumulated other comprehensive income (loss) to cost of revenue on the statement of operations during the three-month period ended March 31, 2009 and the total gain recognized due to exclusion of forward points from our hedge assessment analysis, during the three-month period ended March 31, 2009, by underlying risk:

		Location of Gain or (Loss)	Amount of Gain or (Loss)
Derivatives in SFAS	Amount of Gain or (Loss)	Reclassified from	Reclassified from
133 Cash Flow Hedging	Recognized in OCI on	Accumulated OCI into	Accumulated OCI into
Relationships	Effective Derivative Portion	Income (Effective Portion)	Income (Effective Portion)
	2009		2009
Interest Rate Contracts	$(2,588)	N/A	$—
Foreign exchange contracts	(7,942)	Cost of Revenue	(4,946)

Total	$(10,530)		$(4,946)

	Location of Gain or (Loss)	Amount of Gain or (Loss)
	Recognized in Income on	Recognized in Income on
Derivatives in SFAS	Derivative (Ineffective	Derivative (Ineffective
133 Cash Flow Hedging	portion and Amount Excluded	portion and Amount Excluded
Relationships	from Effectiveness Testing)	from Effectiveness Testing)
2009
Interest Rate Contracts	N/A	$—
Foreign exchange contracts	Cost of Revenue	1,124

Total		$1,124

The following table presents the total gain recognized for instruments for which we do not seek hedge accounting treatment:

Derivatives not designated	Location of Gain or (Loss)	Amount of Gain or (Loss)
as Hedging Instruments	Recognized in Income on	Recognized in Income on
under SFAS 133	Derivatives	Derivatives
		2009
Interest Rate contracts	N/A	$—
Foreign exchange contracts	Cost of Revenue	14,274

Total		$14,274

6. Retirement Benefits
We previously disclosed in our financial statements for the year ended December 31, 2008 that in 2009, we expected to contribute $16,210 and $3,500 to our defined benefit and other postretirement plans, respectively. The following table provides updated contribution information for our defined benefit and postretirement plans as of March 31, 2009:

	Defined	Other Postretirement
	Benefit Plans	Benefits
Contributions made through March 31, 2009	$4,071	$1,060
Remaining contributions expected for 2009	11,499	2,678

Total contributions expected for 2009	$15,570	$3,738

	Defined		Other Postretirement
Components of Net Periodic Benefit Cost	Benefit Plans		Benefits
Three months ended March 31,	2009	2008	2009	2008

Service cost	$1,680	$3,020	$452	$425
Interest cost	6,415	7,772	839	792
Expected return on plan assets	(4,898)	(7,436)	—	—
Amortization of prior service costs (credits)	6	10	(67)	(67)
Recognized net actuarial loss (gain)	122	116	(84)	(42)

Net periodic benefit cost	$3,325	$3,482	$1,140	$1,108

7. Segment Information
Beginning in the first quarter of 2009, our management structure and internal and public segment reporting were aligned based upon three distinct business sectors, rather than our historical practice of reporting based upon discrete geographic regions and Lummus Technology. These three project business sectors are CB&I Steel Plate Structures, CB&I Lummus (which includes Energy Processes and Liquefied Natural Gas (“LNG”) terminal projects) and Lummus Technology.
The Chief Executive Officer evaluates the performance of these sectors based on revenue and income from operations. Each segment’s performance reflects an allocation of corporate costs, which was based primarily on revenue. Intersegment revenue is not material.

Our 2008 results have been reported consistent with this new business sector structure.

	Three Months Ended
	March 31,
	2009	2008

Revenue

CB&I Steel Plate Structures	$420,239	$451,117
CB&I Lummus	795,433	891,196
Lummus Technology	80,260	97,111

Total revenue	$1,295,932	$1,439,424

Income From Operations

CB&I Steel Plate Structures	$28,425	$49,832
CB&I Lummus	34,422	(9,809)
Lummus Technology	17,496	22,233

Total income from operations	$80,343	$62,256

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
Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Through March 31, 2009, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 4,700 plaintiffs and, of those claims, approximately 1,400 claims were pending and 3,300 have been closed through dismissals or settlements. Through March 31, 2009, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount of approximately one thousand dollars per claim. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. We review each case on its own merits and make accruals based on the probability of loss and our estimates of the amount of liability and related expenses, if any. We do not currently believe that any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow, and, at March 31, 2009, we had accrued approximately $2,400 for liability and related expenses. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that we may expect to recover because of the variability in coverage amounts, deductibles, limitations and viability of carriers with respect to our insurance policies for the years in question.
Environmental Matters—Our operations are subject to extensive and changing U.S. federal, state and local laws and regulations, as well as the laws of other nations, that establish health and environmental quality standards. These standards, among others, relate to air and water pollutants and the management and disposal of hazardous substances and wastes. We are exposed to potential liability for personal injury or property damage caused by any release, spill, exposure or other accident involving such pollutants, substances or wastes.
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
We believe that we are currently in compliance, in all material respects, with all environmental laws and regulations. We do not anticipate that we will incur material capital expenditures for environmental controls or for the investigation or remediation of environmental conditions during the remainder of 2009 or 2010.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is provided to assist readers in understanding our financial performance during the periods presented and significant trends that may impact our future performance. This discussion should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes thereto included elsewhere in this quarterly report.
CB&I is an integrated engineering, procurement and construction (“EPC”) provider and major process technology licensor. Founded in 1889, CB&I provides conceptual design, technology, engineering, procurement, fabrication, construction, commissioning and associated maintenance services to customers in the energy and natural resource industries.
Change in Reporting Segments — Beginning in the first quarter of 2009, our management structure and internal and public segment reporting were aligned based upon three distinct business sectors, rather than our historical practice of reporting based upon discrete geographic regions and Lummus Technology. These three project business sectors are CB&I Steel Plate Structures, CB&I Lummus (which includes Energy Processes and LNG terminal projects) and Lummus Technology. Our discussion and analysis below reflect this change.
Results of Operations
Current Market Conditions — As a result of the continued volatility and uncertainty in the world markets and difficulties associated with obtaining project financing, our clients may be re-evaluating the timing of, or need for, proposed projects. Although our identified 2009 opportunities indicate that a significant portion of our prospective projects are with international and national oil companies, the majority of which are capable of funding projects from their internal resources, given the market volatility and uncertainty, there is a risk that our current and prospective projects may be delayed or canceled.
     We continue to have a broad diversity within the entire energy project spectrum, with over half of our anticipated 2009 revenue coming from outside the United States. Our revenue mix will continue to evolve consistent with changes in our backlog mix, as well as shifts in future global demand. With the reduced price of crude oil and the decrease in gasoline consumption in the United States, refinery investments projected for 2009 have slowed. However, we currently anticipate that investment in Steel Plate Structures and Energy Processes projects will remain strong in many parts of the world. LNG investment also continues, with liquefaction projects increasing in comparison to regasification projects in certain geographies.
Overview—Our new awards during the first quarter of 2009 of approximately $611.0 million decreased about $332.0 million from the comparable prior year period, while revenue of nearly $1.3 billion decreased about $144.0 million, or approximately 10%. Regarding operating performance, we recognized gross profit of $144.2 million or 11.1% of revenue, up from 8.8% of revenue in the comparable prior year period.
New Awards/Backlog—During the three months ended March 31, 2009, new awards, representing the value of new project commitments received during a given period, were $610.8 million, compared with $943.0 million during the comparable 2008 period. These commitments are included in backlog until work is performed and revenue is recognized, or until cancellation. Our new awards were distributed among our business sectors as follows: CB&I Steel Plate Structures — $321.3 million (53%), CB&I Lummus — $229.2 million (37%) and Lummus Technology — $60.4 million (10%). New awards for CB&I Steel Plate Structures included scope increases on existing work in the Middle East, an LPG storage facility in Ecuador (approximately $50.0 million), and various other awards, primarily in the United States, Canada and Australia. New awards for CB&I Lummus included scope increases on existing work in the U.S. and various other awards, primarily in South America and Europe. Significant awards during the comparable prior year period included Lummus Technology heat transfer equipment for a petrochemical complex in the Middle East (approximately $140.0 million), and CB&I Steel Plate Structures design and construction of storage tanks and associated works for a refinery expansion in Australia (approximately $130.0 million).
Backlog at March 31, 2009 was $4.9 billion compared with $5.7 billion at December 31, 2008.
Revenue—Revenue of $1.3 billion during the three months ended March 31, 2009 decreased $143.5 million, or 10%, compared with the corresponding 2008 period. Revenue decreased $30.9 million (7%), for CB&I Steel Plate Structures, $95.8 million (11%), for CB&I Lummus and $16.9 million (17%), for Lummus Technology. The following factors contributed to the decrease in our revenue in the current year period relative to the comparable prior year period:
•	CB&I Steel Plate Structures — The current year period was impacted by the wind down of two large projects in Australia, which was partly offset by greater volume in the Middle East.

•	CB&I Lummus — The current year period was impacted by a lower volume of LNG terminal work in the U.S. and United Kingdom (“U.K.”), offset partially by higher revenue for refinery work in Europe and South America.

•	Lummus Technology — The current year period was impacted by fewer licensing contract awards, partly offset by higher catalyst sales.
Gross Profit—Gross profit in the first quarter of 2009 was $144.2 million (11.1% of revenue), compared with gross profit of $126.0 million (8.8% of revenue), for the corresponding period in 2008. The difference in gross profit as a percentage of revenue in the current year period versus the comparable prior year period is primarily due to the following factors:
•	CB&I Steel Plate Structures —The prior year period benefited from lower pre-contract costs and realized higher margins due to project mix, principally in the Middle East.

•	CB&I Lummus — The prior year period included the recognition of a significant volume of revenue on projects for which low profit margins were recognized or material charges to earnings were recorded. Included in the 2008 period was a $19.1 million charge for a project in the United States and $20.7 million for our South Hook and Isle of Grain II LNG projects in the U.K.

During the 2009 period, we recognized similar charges in the U.K. of $20.5 million to capture additional projected costs to complete our South Hook LNG project, however our remaining backlog realized margin levels above those in 2008 due to solid project execution and project mix.

During the first quarter 2009, the South Hook LNG terminal received its first shipment of LNG. Our work on the balance of the project is on-going and completion is expected in late 2009. If weather factors, labor productivity and subcontractor performance on the project were to decline from amounts utilized in our current estimates, our schedule for project completion, and our future results of operations, would be negatively impacted.
Equity Earnings—Equity earnings of $6.9 million for the three month period ended March 31, 2009 were generated from technology licensing and catalyst sales for various proprietary technologies in joint venture investments within Lummus Technology. Equity earnings during the comparable prior year period were $6.0 million.
Selling and Administrative Expenses—Selling and administrative expenses for the three months ended March 31, 2009 were $59.2 million, or 4.6% of revenue, compared with $63.9 million, or 4.4% of revenue, for the comparable period in 2008. The absolute dollar decrease as compared to 2008 is generally attributable to a reduction in our global and business sector administrative support costs.
Other Operating Expense—Other operating expense during the three months ended March 31, 2009 primarily relates to severance costs incurred in connection with the reorganization of our business sectors and severance and other related costs associated with the closure of three fabrication facilities in the U.S., which we expect to be completed by the fourth quarter of 2009.
Income from Operations—Income from operations for the three months ended March 31, 2009 was $80.3 million versus $62.3 million during the prior year period. Our first quarter 2009 results were favorably impacted by overall higher gross profit margins, lower selling and administrative costs, and higher equity earnings, partly offset by severance and facility closure costs.
Interest Expense and Interest Income—Interest expense for the first quarter of 2009 was $5.5 million, compared with $4.5 million for the corresponding 2008 period. The $1.0 million increase was primarily due to borrowings on our revolving credit facility during the current period. Interest income of $0.4 million for the first quarter 2009 decreased $2.8 million compared to the same period in 2008 due to lower short-term investment levels resulting from cash utilized to fund project losses in the U.K.
Income Tax Expense—Income tax expense for the three months ended March 31, 2009 was $25.2 million, or 33.5% of pre-tax income, versus $17.1 million, or 28.0% in the comparable period of 2008. The rate increase compared with the corresponding period of 2008 is primarily due to a change in the U.S./non-U.S. income mix.
Minority Interest—Net income attributable to minority interest for the three months ended March 31, 2009 was $1.3 million compared with $1.7 million for the comparable period in 2008. The changes compared with 2008 are commensurate with the levels of operating income for the contracting entities.
Liquidity and Capital Resources
At March 31, 2009, cash and cash equivalents totaled $91.7 million.
Operating—During the first quarter of 2009, cash used in operating activities totaled $43.8 million, as an increase in contracts in progress balances in support of our major CB&I Lummus projects was partially offset by overall profitability.
Investing—In the first quarter of 2009, we incurred $17.2 million for capital expenditures, primarily in support of projects and facilities within our CB&I Steel Plate Structures sector.
We continue to evaluate and selectively pursue opportunities for additional expansion of our business through the acquisition of complementary businesses. These acquisitions, if they arise, may involve the use of cash or may require further debt or equity financing.
Financing—During the first quarter of 2009, net cash flows generated from financing activities totaled $64.0 million, primarily as a result of net borrowings of $62.0 million under our revolving credit facility, which we periodically utilize for operating needs. Cash provided by financing activities also included $2.8 million from the issuance of shares for stock-based compensation. Dividends were suspended, beginning in the first quarter of 2009.
Our primary internal source of liquidity is cash flow generated from operations. Capacity under a revolving credit facility is also available, if necessary, to fund operating or investing activities. We have a five-year, $1.1 billion, committed and unsecured revolving credit facility, which terminates in October 2011. As of March 31, 2009, $62.0 million of direct borrowings were outstanding under the revolving credit facility. Additionally, we had issued $287.3 million of letters of credit under the five-year facility. Such letters of credit are generally issued to customers in the ordinary course of business to support advance payments, performance guarantees or in lieu of retention on our contracts. As of March 31, 2009, we had $750.7 million of available capacity under this facility. The facility contains a borrowing sublimit of $550.0 million and certain restrictive covenants, the most restrictive of which include a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum net worth level. The facility also places restrictions on us with regard to subsidiary indebtedness, sales of assets, liens, investments, type of business conducted and mergers and acquisitions, among other restrictions.

In addition to the revolving credit facility, we have three committed and unsecured letter of credit and term loan agreements (the “LC Agreements”) with Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., and various private placement note investors. Under the terms of the LC Agreements, either banking institution (the “LC Issuers”) can issue letters of credit. In the aggregate, the LC Agreements provide up to $275.0 million of capacity. As of March 31, 2009, no direct borrowings were outstanding under the LC Agreements, but we had issued $273.4 million of letters of credit among all three tranches of LC Agreements. Tranche A, a $50.0 million facility, and Tranche B, a $100.0 million facility, are both five-year facilities which terminate in November 2011 and were fully utilized at March 31, 2009. Tranche C, an eight-year, $125.0 million facility expiring in November 2014, had $1.6 million of available capacity at March 31, 2009. The LC Agreements contain certain restrictive covenants, the most restrictive of which include a minimum net worth level, a minimum fixed charge coverage ratio and a maximum leverage ratio. The LC Agreements also include restrictions with regard to subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, affiliate transactions, sales and leasebacks, and mergers and acquisitions, among other restrictions. In the event of default under the LC Agreements, including our failure to reimburse a draw against an issued letter of credit, the LC Issuer could transfer its claim against us, to the extent such amount is due and payable by us, no later than the stated maturity of the respective LC Agreement. In addition to quarterly letter of credit fees that we pay under the LC Agreements, to the extent that a term loan is in effect, we would also be assessed a floating rate of interest over LIBOR.
We also have various short-term, uncommitted revolving credit facilities across several geographic regions of approximately $1.3 billion. These facilities are generally used to provide letters of credit or bank guarantees to customers in the ordinary course of business to support advance payments, performance guarantees or in lieu of retention on our contracts. At March 31, 2009, we had available capacity of $583.8 million under these uncommitted facilities. In addition to providing letters of credit or bank guarantees, we also issue surety bonds in the ordinary course of business to support our contract performance.
In addition, we have a $160.0 million unsecured term loan facility with JPMorgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A., as syndication agent. Interest under the Term Loan is based upon LIBOR plus an applicable floating spread and is paid quarterly in arrears. We also have an interest rate swap that provides for an interest rate of approximately 6.32%, inclusive of the applicable floating spread. The Term Loan will continue to be repaid in equal installments of $40.0 million per year, with the last principal payment due in November 2012. The Term Loan contains similar restrictive covenants to the ones noted above for the revolving credit facility.
We could be impacted as a result of the current global financial and economic crisis if our customers delay or cancel projects, if our customers experience a material change in their ability to pay us, we are unable to meet our restrictive covenants, or the banks associated with our current, committed and unsecured revolving credit facility, committed and unsecured letter of credit and term loan agreements, and uncommitted revolving credit facilities were to cease or reduce operations.
We were in compliance with all restrictive lending covenants as of March 31, 2009; however, our ability to remain in compliance and the availability of such lending facilities could be impacted by circumstances or conditions beyond our control caused by the global financial and economic crisis, including but not limited to, cancellation of contracts, changes in currency exchange or interest rates, performance of pension plan assets, or changes in actuarial assumptions.
As of March 31, 2009, the following commitments were in place to support our ordinary course obligations:

	Amounts of Commitments by Expiration Period

(In thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Letters of Credit/Bank Guarantees	$1,273,647	$589,116	$608,460	$39,474	$36,597
Surety Bonds	251,965	168,866	83,089	10	—

Total Commitments	$1,525,612	$757,982	$691,549	$39,484	$36,597

Note: Letters of credit include $32.9 million of letters of credit issued in support of our insurance program.
The equity and credit markets have recently experienced dramatic turmoil. A continuation of this level of volatility in the credit markets may increase costs associated with issuing letters of credit under our short-term, uncommitted credit facilities. Notwithstanding these adverse conditions, we believe that our cash on hand, funds generated by operations, amounts available under existing, committed credit facilities and external sources of liquidity, such as the issuance of debt and equity instruments, will be sufficient to finance our capital expenditures, the settlement of commitments and contingencies (as more fully described in Note 8 to our Condensed Consolidated Financial Statements) and our working capital needs for the foreseeable future. However, there can be no assurance that such funding will be available, as our ability to generate cash flows from operations and our ability to access funding under the revolving credit facility and LC Agreements may be impacted by a variety of business, economic, legislative, financial and other factors, which may be outside of our control. Additionally, while we currently have significant, uncommitted bonding facilities, primarily to support various commercial provisions in our contracts, a termination or reduction of these bonding facilities could result in the utilization of letters of credit in lieu of performance bonds, thereby reducing our available capacity under the revolving credit facility. Although we do not anticipate a reduction or termination of the bonding facilities, there can be no assurance that such facilities will be available at reasonable terms to service our ordinary course obligations.
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
For a discussion of pending litigation, including lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed, see Note 8 to our Condensed Consolidated Financial Statements.
Off-Balance Sheet Arrangements
We use operating leases for facilities and equipment when they make economic sense, including sale-leaseback arrangements. We have no other significant off-balance sheet arrangements.
New Accounting Standards
For a discussion of new accounting standards, see the applicable section included within Note 1 to our Condensed Consolidated Financial Statements.
2008 Quarterly Segment Information
As discussed above, beginning in the first quarter of 2009, our management structure and internal and public segment reporting were aligned based upon three distinct business sectors, rather than our historical practice of reporting based upon discrete geographic regions and Lummus Technology. These three project business sectors are CB&I Steel Plate Structures, CB&I Lummus (which includes Energy Processes and LNG terminal projects) and Lummus Technology.
The following represents our prior year 2008 quarterly results reported under our current reporting structure:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Full Year
	2008	2008	2008	2008	2008

New Awards

CB&I Steel Plate Structures	$498,994	$966,439	$338,427	$758,739	$2,562,599
CB&I Lummus	209,580	506,359	220,335	282,716	1,218,990
Lummus Technology	234,411	97,437	144,918	28,437	505,203

Total new awards	$942,985	$1,570,235	$703,680	$1,069,892	$4,286,792

Revenue

CB&I Steel Plate Structures	$451,117	$508,869	$500,489	$551,436	$2,011,911
CB&I Lummus	891,196	791,120	952,669	859,413	3,494,398
Lummus Technology	97,111	128,472	110,551	102,538	438,672

Total revenue	$1,439,424	$1,428,461	$1,563,709	$1,513,387	$5,944,981

Income From Operations

CB&I Steel Plate Structures	$49,832	$53,822	$54,108	$56,624	$214,386
CB&I Lummus	(9,809)	(286,868)	(29,623)	36,365	(289,935)
Lummus Technology	22,233	33,288	27,337	27,901	110,759

Total income from operations	$62,256	$(199,758)	$51,822	$120,890	$35,210

Critical Accounting Estimates
The discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Our management has discussed the development and selection of our critical accounting estimates with the Audit Committee of our Supervisory Board of Directors. Actual results may differ from these estimates under different assumptions or conditions.

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
Contract revenue reflects the original contract price adjusted for approved change orders and estimated minimum recoveries of unapproved change orders and claims. We recognize revenue associated with unapproved change orders and claims to the extent that related costs have been incurred when recovery is probable and the value can be reliably estimated. At March 31, 2009 and December 31, 2008, we had projects with outstanding unapproved change orders/claims of approximately $30.0 million and $50.0 million, respectively, factored into the determination of their revenue and estimated costs. If the final settlements are less than the recorded unapproved change orders and claims, our results of operations could be negatively impacted.
Losses expected to be incurred on contracts in progress are charged to earnings in the period such losses become known. For projects in a significant loss position, we recognized losses of approximately $24.0 million for the period ended March 31, 2009. Recognized losses during the prior year period ended March 31, 2008 were approximately $12.9 million.
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
Financial Instruments—Although we do not engage in currency speculation, we periodically use forward contracts to mitigate certain operating exposures, as well as hedge intercompany loans utilized to finance non-U.S. subsidiaries. Hedge contracts utilized to mitigate operating exposures are generally designated as “cash flow hedges” under SFAS No. 133. Therefore, gains and losses, exclusive of forward points and credit risk, are included in accumulated other comprehensive income/loss on the condensed consolidated balance sheets until the associated offsetting underlying operating exposure impacts our earnings. Gains and losses associated with instruments deemed ineffective during the period, if any, and instruments for which we do not seek hedge accounting treatment, including those instruments used to hedge intercompany loans, are recognized within cost of revenue in the condensed consolidated statements of operations. Additionally, changes in the fair value of forward points are recognized within cost of revenue in the condensed consolidated statements of operations.
We have also entered a swap arrangement to hedge against interest rate variability associated with our $160.0 million Term Loan. The swap arrangement is designated as a cash flow hedge under SFAS No. 133, as the critical terms matched those of the Term Loan at inception and as of March 31, 2009. We will continue to assess hedge effectiveness of the swap transaction prospectively. Our other financial instruments are not significant.

Income Taxes—Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The final realization of the deferred tax asset depends on our ability to generate sufficient taxable income of the appropriate character in the future and in appropriate jurisdictions. We have not provided a valuation allowance against our remaining U.K. net operating loss carryforward asset of approximately $80.0 million as we believe it is more likely than not that it will not be utilized from future earnings and contracting strategies.
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
Recoverability of Goodwill—We have adopted SFAS No. 142 which states that goodwill and indefinite-lived intangible assets are to be reviewed annually for impairment. The goodwill impairment analysis required under SFAS No. 142 requires us to allocate goodwill to our reporting units, compare the fair value of each reporting unit with our carrying amount, including goodwill, and then, if necessary, record a goodwill impairment charge in an amount equal to the excess, if any, of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. The primary method we employ to estimate these fair values is the discounted cash flow method. This methodology is based, to a large extent, on assumptions about future events, which may or may not occur as anticipated, and such deviations could have a significant impact on the estimated fair values calculated. These assumptions include, but are not limited to, estimates of future growth rates, discount rates and terminal values of reporting units. Our goodwill balance at March 31, 2009 was $944.1 million.
Forward-Looking Statements
This quarterly report on Form 10-Q contains “forward-looking” information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty. The forward-looking statements may include, but are not limited to, (and you should read carefully) any statements containing the words “expect,” “believe,” “anticipate,” “project,” “estimate,” “predict,” “intend,” “should,” “could,” “may,” “might,” or similar expressions or the negative of any of these terms. Any statements in this Form 10-Q that are not based on historical fact are forward-looking statements and represent our best judgment as to what may occur in the future.
Forward-looking statements involve known and unknown risks and uncertainties. In addition to the material risks listed under “Item 1A. Risk Factors,” as set forth in our Form 10-K for the year ended December 31, 2008 filed with the SEC, that may cause our actual results, performance or achievements or business conditions to be materially different from those expressed or implied by any forward-looking statements, the following are some, but not all, of the factors that might cause or contribute to such differences:
•	the impact of the current, and the potential worsening of, turmoil in worldwide financial and economic markets or current weakness in the credit markets on us, our backlog and prospects and clients, or any aspect of our credit facilities including compliance with lending covenants;

•	our ability to realize cost savings from our expected execution performance of contracts;

•	the uncertain timing and the funding of new contract awards, and project cancellations and operating risks;

•	cost overruns on fixed price or similar contracts whether as the result of improper estimates or otherwise;

•	risks associated with labor productivity;

•	risks associated with percentage-of-completion accounting;

•	our ability to settle or negotiate unapproved change orders and claims;

•	changes in the costs or availability of, or delivery schedule for, equipment, components, materials, labor or subcontractors;

•	adverse impacts from weather affecting our performance and timeliness of completion, which could lead to increased costs and affect the costs or availability of, or delivery schedule for, equipment, components, materials, labor or subcontractors;

•	increased competition;

•	fluctuating revenue resulting from a number of factors, including a decline in energy prices and the cyclical nature of the individual markets in which our customers operate;

•	lower than expected activity in the hydrocarbon industry, demand from which is the largest component of our revenue;

•	lower than expected growth in our primary end markets, including but not limited to LNG and energy processes;

•	risks inherent in acquisitions and our ability to obtain financing for proposed acquisitions;

•	our ability to integrate and successfully operate acquired businesses and the risks associated with those businesses;

•	the weakening, non-competitiveness, unavailability of, or lack of demand for, our intellectual property rights;

•	failure to keep pace with technological changes;

•	failure of our patents or licensed technologies to perform as expected or to remain competitive, current, in demand, profitable or enforceable;

•	adverse outcomes of pending claims or litigation or the possibility of new claims or litigation, and the potential effect of such claims or litigation on our business, financial condition and results of operations;

•	lack of necessary liquidity to finance expenditures prior to the receipt of payment for the performance of contracts and to provide bid, performance, advance payment and retention bonds and letters of credit securing our obligations under our bids and contracts;

•	proposed and actual revisions to U.S. and non-U.S. tax laws, and interpretation of said laws, Dutch tax treaties with foreign countries and U.S. tax treaties with non-U.S. countries (including, but not limited to The Netherlands), which would seek to increase income taxes payable;

•	political and economic conditions including, but not limited to, war, conflict or civil or economic unrest in countries in which we operate; and

•	a downturn, disruption, or stagnation in the economy in general.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk associated with changes in foreign currency exchange rates, which may adversely affect our results of operations and financial condition. One exposure to fluctuating exchange rates relates to the effects of translating the financial statements of our non-U.S. subsidiaries, which are denominated in currencies other than the U.S. dollar, into the U.S. dollar. The foreign currency translation adjustments are recognized within shareholders equity in accumulated other comprehensive income/loss as cumulative translation adjustment, net of any applicable tax. We generally do not hedge our exposure to potential foreign currency translation adjustments.
Another form of foreign currency exposure relates to our non-U.S. subsidiaries’ normal contracting activities. We generally try to limit our exposure to foreign currency fluctuations in most of our contracts through provisions that require customer payments in U.S. dollars, the currency of the contracting entity or other currencies corresponding to the currency in which costs are incurred. As a result, we generally do not need to hedge foreign currency cash flows for contract work performed. However, where construction contracts do not contain foreign currency provisions, we generally use forward exchange contracts to hedge foreign currency exposure of forecasted transactions and firm commitments. At March 31, 2009, the outstanding notional value of these cash flow hedge contracts was $135.0 million. Our primary foreign currency exchange rate exposure hedged includes the Chilean Peso, Peruvian Nuevo Sol, Euro, British Pound, Japanese Yen, Swiss Franc, Norwegian Krone and Czech Republic Koruna. The gains and losses on these contracts are intended to offset changes in the value of the related exposures. The unrealized hedge fair value gain associated with instruments for which we do not seek hedge accounting treatment totaled $1.0 million and was recognized within cost of revenue in the condensed consolidated statement of operations for the three-month period ended March 31, 2009. Additionally, we exclude forward points, which represent the time value component of the fair value of our derivative positions, from our hedge assessment analysis. This time value component is recognized as ineffectiveness within cost of revenue in the condensed consolidated statement of operations and was an unrealized gain totaling approximately $1.1 million for the three-month period ended March 31, 2009. As a result, our total unrealized hedge fair value gain recognized within cost of revenue for the three-month period ended March 31, 2009 was $2.1 million. The total net fair value of these contracts, including the foreign currency gain related to ineffectiveness was $4.0 million. The terms of our contracts extend up to two years. The potential change in fair value for these contracts from a hypothetical ten percent change in quoted foreign currency exchange rates would have been approximately $0.4 million at March 31, 2009.
During the fourth quarter of 2007, we entered into a swap arrangement to hedge against interest rate variability associated with our Term Loan. The swap arrangement is designated as a cash flow hedge under SFAS No. 133 as the critical terms matched those of the Term Loan at inception and as of March 31, 2009.
In circumstances where intercompany loans and/or borrowings are in place with non-U.S. subsidiaries, we will also use forward contracts which generally offset any translation gains/losses of the underlying transactions. If the timing or amount of foreign-denominated cash flows vary, we incur foreign exchange gains or losses, which are included within cost of revenue in the condensed consolidated statements of operations. We do not use financial instruments for trading or speculative purposes.
The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and notes payable approximates their fair values because of the short-term nature of these instruments. At March 31, 2009, the fair value of our long-term debt, based on the current market rates for debt with similar credit risk and maturity, approximated the value recorded on our balance sheet as interest is based upon LIBOR plus an applicable floating spread and is paid quarterly in arrears. See Note 5 to our Condensed Consolidated Financial Statements for quantification of our financial instruments.
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
Changes in Internal Controls —There were no changes in our internal controls over financial reporting that occurred during the three-month period ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We have been and may from time to time be named as a defendant in legal actions claiming damages in connection with engineering and construction projects, technology licenses and other matters. These are typically claims that arise in the ordinary course of business, including employment-related claims and contractual disputes or claims for personal injury or property damage which occur in connection with services performed relating to project or construction sites. Contractual disputes normally involve claims relating to the timely completion of projects, performance of equipment or technologies, design or other engineering services or project construction services provided by our subsidiaries. Management does not currently believe that pending contractual, employment-related personal injury or property damage claims will have a material adverse effect on our earnings or liquidity.
Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Through March 31, 2009, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 4,700 plaintiffs and, of those claims, approximately 1,400 claims were pending and 3,300 have been closed through dismissals or settlements. Through March 31, 2009, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount of approximately one thousand dollars per claim. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. We review each case on its own merits and make accruals based on the probability of loss and our estimates of the amount of liability and related expenses, if any. We do not currently believe that any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow, and, at March 31, 2009, we had accrued approximately $2.4 million for liability and related expenses. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that may be expected to be recoverable because of the variability in coverage amounts, deductibles, limitations and viability of carriers with respect to our insurance policies for the years in question.
Environmental Matters—Our operations are subject to extensive and changing U.S. federal, state and local laws and regulations, as well as the laws of other nations, that establish health and environmental quality standards. These standards, among others, relate to air and water pollutants and the management and disposal of hazardous substances and wastes. We are exposed to potential liability for personal injury or property damage caused by any release, spill, exposure or other accident involving such pollutants, substances or wastes.
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
We believe that we are currently in compliance, in all material respects, with all environmental laws and regulations. We do not anticipate that we will incur material capital expenditures for environmental controls or for the investigation or remediation of environmental conditions during the remainder of 2009 or 2010.
Item 1A. Risk Factors
     There have been no material changes to the Risk Factors disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on February 25, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
     (a) Exhibits

31.1 (1)	Certification Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (1)	Certification Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith

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
Date: April 28, 2009