Form 10-Q
period 2009-06-30
CHICAGO BRIDGE & IRON CO N V
filed 2009-07-29
CIK 1027884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the registrant’s common stock as of July 15, 2009 – 97,581,734

CHICAGO BRIDGE & IRON COMPANY N.V.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue	$1,212,157	$1,428,461	$2,508,089	$2,867,885
Cost of revenue	1,079,286	1,586,435	2,231,061	2,899,836

Gross profit (loss)	132,871	(157,974)	277,028	(31,951)
Selling and administrative expenses	51,255	52,171	110,486	116,110
Intangibles amortization	5,866	5,892	11,473	11,785
Other operating expense (income), net	5,434	34	11,336	(61)
Equity earnings	(11,998)	(16,313)	(18,924)	(22,283)

Income (loss) from operations	82,314	(199,758)	162,657	(137,502)
Interest expense	(5,557)	(4,640)	(11,103)	(9,141)
Interest income	344	2,186	792	5,433

Income (loss) before taxes	77,101	(202,212)	152,346	(141,210)
Income tax (expense) benefit	(32,061)	63,494	(57,241)	46,413

Net income (loss)	45,040	(138,718)	95,105	(94,797)
Less: Net income attributable to noncontrolling interests	(1,616)	(1,736)	(2,869)	(3,484)

Net income (loss) attributable to CB&I	$43,424	$(140,454)	$92,236	$(98,281)

Net income (loss) per share:
Basic	$0.46	$(1.47)	$0.97	$(1.02)
Diluted	$0.45	$(1.47)	$0.96	$(1.02)

Weighted average shares outstanding:
Basic	95,108	95,872	94,939	95,962
Diluted	96,211	95,872	95,682	95,962

Cash dividends on shares:
Amount	$—	$3,860	$—	$7,728
Per share	$—	$0.04	$—	$0.08
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Cash and cash equivalents	$115,986	$88,221
Accounts receivable, net of allowance for doubtful accounts of $9,879 in 2009 and $4,956 in 2008	518,394	595,631
Contracts in progress with costs and estimated earnings exceeding related progress billings	313,804	307,656
Deferred income taxes	62,403	51,946
Other current assets	133,052	147,661

Total current assets	1,143,639	1,191,115

Equity investments	135,883	130,031
Property and equipment, net	340,741	336,093
Non-current contract retentions	3,294	1,973
Deferred income taxes	104,797	95,756
Goodwill	960,877	962,305
Other intangibles, net	225,326	236,369
Other non-current assets	51,536	47,076

Total assets	$2,966,093	$3,000,718

Liabilities
Notes payable	$174	$523
Current maturity of long-term debt	40,000	40,000
Accounts payable	642,221	688,042
Accrued liabilities	274,092	267,841
Contracts in progress with progress billings exceeding related costs and estimated earnings	829,990	969,718
Income taxes payable	13,767	22,001

Total current liabilities	1,800,244	1,988,125

Long-term debt	120,000	120,000
Other non-current liabilities	252,016	251,800
Deferred income taxes	79,890	66,940

Total liabilities	2,252,150	2,426,865

Shareholders Equity
Common stock, Euro .01 par value; shares authorized: 250,000,000 in 2009 and 2008; shares issued: 99,073,635 in 2009 and 2008; shares outstanding: 97,368,653 in 2009 and 95,277,073 in 2008	1,154	1,154
Additional paid-in capital	315,773	368,644
Retained earnings	496,559	404,323
Stock held in Trust	(33,830)	(31,929)
Treasury stock, at cost: 1,704,982 shares in 2009 and 3,796,562 shares in 2008	(44,226)	(120,113)
Accumulated other comprehensive loss	(42,154)	(66,254)

Total CB&I shareholders equity	693,276	555,825
Noncontrolling interests	20,667	18,028

Total equity	713,943	573,853

Total liabilities and shareholders equity	$2,966,093	$3,000,718

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash Flows from Operating Activities
Net income (loss)	$92,236	$(98,281)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	39,056	38,875
Deferred taxes	(10,161)	(91,286)
Stock-based compensation expense	19,423	12,167
Gain on sale of property, plant and equipment	(389)	(61)
Unrealized gain on foreign currency hedge ineffectiveness	(3,744)	(842)
Excess tax benefits from stock-based compensation	(27)	(3,101)
Change in operating assets and liabilities (see below)	(83,693)	207,861

Net cash provided by operating activities	52,701	65,332

Cash Flows from Investing Activities
Capital expenditures	(31,197)	(50,846)
Proceeds from sale of property, plant and equipment	2,131	841

Net cash used in investing activities	(29,066)	(50,005)

Cash Flows from Financing Activities
Decrease in notes payable	(349)	(930)
Excess tax benefits from stock-based compensation	27	3,101
Purchase of treasury stock associated with stock plans/repurchase program	(644)	(39,534)
Issuance of treasury stock associated with stock plans	5,096	4,984
Dividends paid	—	(7,728)

Net cash provided by (used in) financing activities	4,130	(40,107)

Increase (decrease) in cash and cash equivalents	27,765	(24,780)
Cash and cash equivalents, beginning of the year	88,221	305,877

Cash and cash equivalents, end of the period	$115,986	$281,097

Change in Operating Assets and Liabilities
Decrease (increase) in receivables, net	$77,237	$(6,251)
Change in contracts in progress, net	(145,876)	227,175
Increase in non-current contract retentions	(1,321)	(637)
Decrease in accounts payable	(45,821)	(19,707)
Decrease (increase) in other current and non-current assets	17,185	(22,387)
Decrease in income taxes payable	(7,230)	(6,167)
Increase in accrued and other non-current liabilities	8,592	40,560
Increase in equity investments	(5,852)	(8,313)
Decrease in other	19,393	3,588

Total	$(83,693)	$207,861

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
($ values in thousands, except per share data)
(Unaudited)
1. Significant Accounting Policies
Basis of Presentation—The accompanying unaudited Condensed Consolidated Financial Statements for Chicago Bridge & Iron Company N.V. (“CB&I” or the “Company”) have been prepared pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (the “SEC”). In the opinion of management, our unaudited Condensed Consolidated Financial Statements include all adjustments, which are of a normal recurring nature, that are necessary for a fair presentation of our financial position as of June 30, 2009, our results of operations for each of the three-month and six-month periods ended June 30, 2009 and 2008, and our cash flows for each of the six-month periods ended June 30, 2009 and 2008. The condensed consolidated balance sheet at December 31, 2008 is derived from the December 31, 2008 audited Consolidated Financial Statements; however, certain prior year balances have been reclassified to conform to current year presentation. Specifically, presentation of noncontrolling interests in subsidiaries on our condensed consolidated balance sheet has been reclassified from its historical presentation as a long-term liability to a component of our equity for both June 30, 2009 and retroactively for December 31, 2008 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). For additional disclosure information associated with SFAS 160, see the New Accounting Standards section of this footnote.
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
Revenue Recognition—Revenue is primarily recognized using the percentage-of-completion method. Our contracts are awarded on a competitive bid and negotiated basis. We offer our customers a range of contracting options, including fixed-price, cost reimbursable and hybrid approaches. Contract revenue is primarily recognized based on the percentage that actual costs-to-date bear to total estimated costs. We utilize this cost-to-cost approach as we believe this method is less subjective than relying on assessments of physical progress. We follow the guidance of Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”), for accounting policies relating to our use of the percentage-of-completion method, estimating costs, and revenue recognition, including the recognition of profit incentives, combining and segmenting contracts and unapproved change order/claim recognition. Under the cost-to-cost approach, the most widely recognized method used for percentage-of-completion accounting, the use of estimated cost to complete each contract is a significant variable in the process of determining revenue recognized and is a significant factor in the accounting for contracts. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including the reversal of any profit recognized in prior periods. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates.

Contract revenue reflects the original contract price adjusted for approved change orders and estimated minimum recoveries of unapproved change orders and claims. We recognize revenue associated with unapproved change orders and claims to the extent that related costs have been incurred when recovery is probable and the value can be reliably estimated. At June 30, 2009 we had no material unapproved change orders/claims recognized. At December 31, 2008, we had projects with outstanding unapproved change orders/claims of approximately $50,000 factored into the determination of their revenue and estimated costs. The decrease during 2009 is due to our receipt of final approval for such pending change orders/claims within our CB&I Steel Plate Structures and CB&I Lummus sectors.
Losses expected to be incurred on contracts in progress are charged to earnings in the period such losses become known. For projects in a significant loss position, during the three-month period ended June 30, 2009 we recognized net losses of approximately $17,000 and during the six-month period ended June 30, 2009 we recognized net losses of approximately $41,000. Recognized losses during the comparable three-month period of 2008 totaled approximately $314,000 and during the comparable six-month period of 2008 recognized losses were approximately $327,000.
Cumulative revenue recognized to date less cumulative billings to the customer is reported on the condensed consolidated balance sheets as contracts in progress with costs and estimated earnings exceeding related progress billings. Billings in excess of cumulative revenue recognized to date is reported on the condensed consolidated balance sheets as contracts in progress with progress billings exceeding related costs and estimated earnings. Any billed revenue that has not been collected is reported as accounts receivable. The timing of when we bill our customers is generally based upon advance billing terms or contingent upon completion of certain phases of the work, as stipulated in the contract. Progress billings in accounts receivable at June 30, 2009 and December 31, 2008 included contract retentions totaling $29,300 and $32,900, respectively, to be collected within one year. Contract retentions collectible beyond one year are included in non-current contract retentions on the condensed consolidated balance sheets. Cost of revenue includes direct contract costs such as material and construction labor, and indirect costs, which are attributable to contract activity.
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
Foreign Currency—The nature of our business activities involves the management of various financial and market risks, including those related to changes in currency exchange rates. The effects of translating financial statements of foreign operations into our reporting currency are recognized in accumulated other comprehensive income (loss) within shareholders equity on the condensed consolidated balance sheets, as cumulative translation adjustment. These balances are net of tax, which includes tax credits associated with the translation adjustment where applicable. Foreign currency exchange gains (losses) are included in the condensed consolidated statements of operations within cost of revenue.
New Accounting Standards—In December 2007, the FASB issued SFAS 160, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, including the amount of consolidated net income attributable to the parent and to the noncontrolling interests, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 establishes reporting requirements that provide sufficient disclosures to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 became effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 160 has not had a material impact on our results of operations or cash flows. Noncontrolling interests balances on our condensed consolidated balance sheets have been reclassified from their historical presentation as a long-term liability to a component of our equity for both June 30, 2009 and retroactively for December 31, 2008 in accordance with this standard.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157,” which allows for the deferral of the effective date for application of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) to nonfinancial assets and liabilities. SFAS 157 will be applied prospectively for purposes of our annual goodwill impairment test in accordance with the FSP.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires companies holding derivative instruments to disclose information that allows financial statement readers to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 became effective for fiscal years beginning after November 15, 2008. The adoption of SFAS 161 has not had a material impact on our consolidated financial position, results of operations or cash flows. For specific disclosures under this standard, see Note 5 to our Condensed Consolidated Financial Statements.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46R” (“SFAS 167”). SFAS 167 amends FIN 46(R) to require an ongoing assessment of whether a company is a primary beneficiary of a variable interest entity (“VIE”) and replaces the quantitative approach that was previously required with qualitative factors. Primary beneficiary analysis ultimately determines whether a variable interest gives a company a controlling financial interest in a VIE and, if confirmed, results in consolidation of the VIE in the company’s financial statements. Additionally, this statement requires enhanced disclosures regarding a company’s involvement with a VIE. SFAS 167 is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact of adopting this standard but do not anticipate that SFAS 167 will have a material impact on our Consolidated Financial Statements.
Subsequent Events—During the second quarter of 2009, we adopted SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes standards associated with accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 has not had a material impact on our unaudited Condensed Consolidated Financial Statements. We evaluated all events and transactions that occurred between June 30, 2009 and July 28, 2009, the date these financial statements were issued.
Per Share Computations—Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of dilutive securities, consisting of employee stock options, restricted shares, performance shares (where performance criteria have been met) and directors’ deferred-fee shares.

The following schedule reconciles the net income (loss) and shares utilized in the basic and diluted EPS computations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income (loss)	$43,424	$(140,454)	$92,236	$(98,281)

Weighted average shares outstanding — basic	95,108	95,872	94,939	95,962

Effect of stock options/restricted shares/performance shares (1)	1,036	—	676	—
Effect of directors deferred—fee shares (1)	67	—	67	—

Weighted average shares outstanding — diluted	96,211	95,872	95,682	95,962

Net income (loss) per share
Basic	$0.46	$(1.47)	$0.97	$(1.02)
Diluted	$0.45	$(1.47)	$0.96	$(1.02)

(1)
The effect of stock options, restricted and performance share units and directors’ deferred-fee shares were not included in the calculation of diluted EPS for the 2008 periods shown above as they were antidilutive, due to the net losses for the three and six-month periods ended June 30, 2008.

2. Stock Plans
During the three-month period ended June 30, 2009, we recognized $6,513 of stock-based compensation expense, and during the comparable prior year period, as a result of 2008 losses, reversed $1,227 of previously recorded interim compensation expense in the accompanying condensed consolidated statement of operations. During the six-month periods ended June 30, 2009 and 2008, we recognized $19,423 and $12,167, respectively, of compensation expense in the accompanying condensed consolidated statements of operations. See Note 13 to the Consolidated Financial Statements in our 2008 Annual Report on Form 10-K for additional information related to our stock-based compensation plans.
During the six-month period ended June 30, 2009, we granted 876,333 stock options with a weighted-average fair value per share of $4.73 and a weighted-average exercise price per share of $8.16.
Using the Black-Scholes option-pricing model, the fair value of each option grant was estimated on the date of the grant based upon the following weighted-average assumptions: risk-free interest rate of 2.22%, no expected dividend yield, expected volatility of 62.28% and an expected life of 6 years.
The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatility is based on the historical volatility of our stock. We also use historical information to estimate option exercises and employee terminations within the valuation model. The expected term of options granted represents the period of time that they are expected to be outstanding.
During the six-month period ended June 30, 2009, 1,616,103 restricted shares and 1,194,015 performance shares were granted, with weighted-average per share fair values of $8.44 and $8.19, respectively, as determined on the grant date.
The changes in additional paid-in capital, stock held in trust and treasury stock since December 31, 2008 primarily relate to activity associated with our stock plans.

3. Comprehensive Income (Loss)
Comprehensive income (loss) for the three and six-month periods ended June 30, 2009 and 2008 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income (loss)	$43,424	$(140,454)	$92,236	$(98,281)
Other comprehensive income (loss), net of tax:
Currency translation adjustment (1)	35,096	6,719	15,969	(13)
Change in unrealized fair value of cash flow hedges (2)	4,722	(26,969)	8,111	(14,082)
Change in unrecognized net prior service pension credits	(40)	(39)	(79)	(79)
Change in unrecognized net actuarial pension losses (gains)	50	(2)	99	(5)

Comprehensive income (loss)	$83,252	$(160,745)	$116,336	$(112,460)

(1)
Currency translation adjustments during the three and six-month periods ended June 30, 2009 reflect the impact of revaluation of our non-U.S. dollar net assets, primarily Australian dollar, Euro, Canadian dollar and British pound balances, into the U.S. dollar.

(2)
The total unrealized fair value gain (loss) on cash flow hedges is recorded under the provisions of SFAS 133 and changes result from the impact of changes in foreign exchange rates, as well as the timing of settlements of underlying obligations. The total cumulative unrealized fair value loss on cash flow hedges recorded within accumulated other comprehensive loss as of June 30, 2009 totaled $2,552, net of tax of $2,327. Of this amount, $2,477 of unrealized gain, net of tax of $346, is expected to be reclassified into earnings during the next 12 months due to settlement of the associated underlying obligations. The total unrealized fair value loss on cash flow hedges as of December 31, 2008 totaled $10,663, net of tax of $4,160. Offsetting the unrealized loss on cash flow hedges is an unrealized gain on the underlying transactions, to be recognized upon settlement. See Note 5 to our Condensed Consolidated Financial Statements for additional discussion relative to our financial instruments.

Accumulated other comprehensive loss of $42,154 reported on our condensed consolidated balance sheet at June 30, 2009 included the following, net of tax: $26,734 of currency translation adjustment loss, net of tax of $9,151; $2,552 of unrealized fair value loss on cash flow hedges, net of tax of $2,327; $646 of unrecognized net prior service pension credits, net of tax of $351; and $13,514 of unrecognized net actuarial pension losses, net of tax of $1,972.
4. Goodwill and Other Intangibles
Goodwill
At June 30, 2009 and December 31, 2008, our goodwill balances were $960,877 and $962,305, respectively, attributable to the excess of the purchase price over the fair value of assets and liabilities acquired as part of previous acquisitions within each of our CB&I Steel Plate Structures, CB&I Lummus and Lummus Technology sectors.
The decrease in goodwill for the six-month period ended June 30, 2009 primarily relates to a reduction in accordance with SFAS 109, “Accounting for Income Taxes” where U.S. tax goodwill exceeded book goodwill and the impact of foreign currency translation.

The change in goodwill for the six-month period ended June 30, 2009 is as follows:

Total
Balance at December 31, 2008	$962,305
Tax goodwill in excess of book goodwill	(1,007)
Foreign currency translation	(421)

Balance at June 30, 2009	$960,877

Impairment Testing—SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), states that goodwill and indefinite-lived intangible assets are no longer amortized to earnings but instead are reviewed for impairment at least annually via a two-phase process, absent any indicators of impairment. The first phase screens for impairment, while the second phase, if necessary, measures impairment. We have elected to perform our annual analysis of goodwill during the fourth quarter of each year based upon balances as of the beginning of the fourth quarter. Impairment testing of goodwill is accomplished by comparing an estimate of discounted future cash flows to the net book value of each applicable reporting unit. No indicators of goodwill impairment have been identified during 2009. There can be no assurance that future goodwill impairment tests will not result in future charges to earnings.
Other Intangible Assets
The following table provides our other intangible asset balances for the periods ended June 30, 2009 and December 31, 2008, as well as weighted-average useful lives for each major intangible asset class and in total:

	June 30, 2009		December 31, 2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets (weighted average life)
Technology (15 years)	$204,343	$(22,807)	$204,020	$(15,944)
Tradenames (9 years)	38,903	(10,477)	38,877	(7,568)
Backlog (4 years)	14,842	(6,563)	14,717	(4,608)
Lease agreements (5 years)	3,081	1,623	3,184	1,167
Non-compete agreements (7 years)	3,055	(674)	3,005	(481)

Total amortizable intangible assets (13 years)	$264,224	$(38,898)	$263,803	$(27,434)

The change in other intangibles for the six-month period ended June 30, 2009 relates to additional amortization expense and the impact of foreign currency translation. Amortization expense for the period totaled $11,473, inclusive of $8,041 and $3,432 within our Lummus Technology and CB&I Lummus sectors, respectively.

5. Financial Instruments
Forward Contracts—Although we do not engage in currency speculation, we periodically use forward contracts to mitigate certain operating exposures, as well as to hedge intercompany loans utilized to finance non-U.S. subsidiaries.
As of June 30, 2009, our outstanding contracts to hedge intercompany loans and certain operating exposures are summarized as follows:

		Contract	Weighted Average
Currency Sold	Currency Purchased	Amount(1)	Contract Rate
Forward contracts to hedge intercompany loans: (2)
U.S. Dollar	Euro	$154,315	0.71
U.S. Dollar	Australian Dollar	$116,031	1.22
U.S. Dollar	Canadian Dollar	$82,537	1.08
British Pound	U.S. Dollar	$68,241	0.61
U.S. Dollar	Singapore Dollar	$9,017	1.44
U.S. Dollar	Czech Republic Koruna	$4,158	18.64
U.S. Dollar	South African Rand	$2,707	7.95

Forward contracts to hedge certain operating exposures: (3)
U.S. Dollar	Chilean Peso	$49,551	545.04
U.S. Dollar	Euro	$32,384	0.73
U.S. Dollar	Peruvian Nuevo Sol	$24,795	3.20
U.S. Dollar	British Pound	$4,803	0.63
U.S. Dollar	Norwegian Krone	$99	6.34
British Pound	Japanese Yen	£2,599	161.84
British Pound	Euro	£1,176	1.13
British Pound	Swiss Francs	£225	1.63
British Pound	Norwegian Krone	£135	10.48
Euro	Czech Republic Koruna	€155	22.96
(1)
Represents the notional U.S. dollar equivalent at inception of the contract, with the exception of forward contracts to sell 2,599 British Pounds for 420,589 Japanese Yen, 1,176 British Pounds for 1,329 Euros, 225 British Pounds for 366 Swiss Francs, 135 British Pounds for 1,414 Norwegian Krone and 155 Euros for 3,563 Czech Republic Koruna. These contracts are denominated in British Pounds and Euros and their total notional value equates to approximately $7,022 at June 30, 2009.

(2)
These contracts, for which we do not seek hedge accounting treatment under SFAS 133, generally mature within seven days of quarter-end and are marked-to-market within cost of revenue in the condensed consolidated statement of operations, generally offsetting any translation gains/losses on the underlying transactions. At June 30, 2009, the fair value of these contracts was a loss totaling $9,696 and, of the total mark-to-market value, $552 was recorded in other current assets and $10,248 was recorded in accrued liabilities on the condensed consolidated balance sheet.

(3)
Represent primarily forward contracts that hedge forecasted transactions and firm commitments and generally mature within two years of quarter-end. Certain of these hedges are designated as “cash flow hedges” under SFAS 133 and exclude forward points, which represent the time-value component of the fair value of these derivative positions, from our hedge assessment analysis. This time-value component is recognized as ineffectiveness within cost of revenue in the condensed consolidated statement of operations and was an unrealized gain totaling approximately $938 during the six-month period ended June 30, 2009. The unrealized hedge fair value gain associated with instruments for which we do not seek hedge accounting treatment totaled $2,806 and was recognized within cost of revenue in the condensed consolidated statement of operations. Our total unrealized hedge fair value gain recognized within cost of revenue for the six-month period ended June 30, 2009 was $3,744. At June 30, 2009, the fair value of our outstanding forward contracts was a gain totaling $3,430, including the total foreign currency exchange gain related to ineffectiveness. Of this total mark-to-market value, $7,676 was recorded in other current assets, $295 was recorded in other non-current assets, $4,472 was recorded in accrued liabilities and $69 was recorded in other non-current liabilities on the condensed consolidated balance sheet.

Interest Rate Swap—We have entered a swap arrangement to hedge against interest rate variability associated with our $160,000 term loan (the “Term Loan”). The swap arrangement has been designated as a cash flow hedge under SFAS 133, as the critical terms matched those of the Term Loan at inception and as of June 30, 2009. We will continue to assess hedge effectiveness of the swap transaction prospectively. At June 30, 2009, the fair value of our interest rate swap was a loss totaling $7,582 and of the total mark-to-market value, $4,813 was recorded in accrued liabilities and $2,769 was recorded in other non-current liabilities on the condensed consolidated balance sheet.
SFAS 157—The following table presents our financial instruments carried at fair value as of June 30, 2009, by caption on the condensed consolidated balance sheet and by SFAS 157 valuation hierarchy:

		Internal models with	Internal models with	Total carrying
	Quoted market	significant	significant	value on the
	prices in active	observable market	unobservable market	condensed consolidated
	markets (Level 1)	parameters (Level 2) (1)	parameters (Level 3)	balance sheet
Assets
Other current assets	$—	$8,228	$—	$8,228
Other non-current assets	—	295	—	295

Total assets at fair value	$—	$8,523	$—	$8,523

Liabilities
Accrued liabilities	$—	$(19,533)	$—	$(19,533)
Other non-current liabilities	—	(2,838)	—	(2,838)

Total liabilities at fair value	$—	$(22,371)	$—	$(22,371)

(1)
These fair values are inclusive of outstanding forward contracts to hedge intercompany loans and certain operating exposures, as well as the swap arrangement entered to hedge against interest rate variability associated with our Term Loan. The total assets at fair value above represent the maximum loss that we would incur if the applicable counterparties failed to perform according to the hedge contracts.

SFAS 161—As discussed in Note 1 to the Condensed Consolidated Financial Statements, we adopted SFAS 161 during the first quarter of 2009. SFAS 161 requires enhanced disclosures of an entity’s strategy associated with the use of derivative instruments, how derivative instruments and the related hedged items are accounted for under SFAS 133 and how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows.
As previously noted, we are exposed to certain market risks, including the effects of changes in foreign currency exchange rates and interest rates, and use derivatives to manage financial exposures that occur in the normal course of business. We do not hold or issue derivatives for trading purposes.
We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives to either specific firm commitments or highly-probable forecasted transactions. We also enter into foreign exchange forward contracts to mitigate the change in fair value of intercompany loans utilized to finance non-U.S. subsidiaries, and these forwards are not designated as hedging instruments under SFAS 133. Changes in the fair value of these hedge positions are recognized within cost of revenue, in the condensed consolidated statement of operations, offsetting the gain or loss on the hedged item.

Additionally, we formally assess, at inception and on an ongoing basis, the effectiveness of hedges in offsetting changes in the cash flows of hedged items. Hedge accounting treatment is discontinued when: (1) it is determined that the derivative is no longer highly effective in offsetting changes in the cash flows of a hedged item, including firm commitments or forecasted transactions, (2) the derivative expires or is sold, terminated or exercised, (3) it is no longer probable that the forecasted transaction will occur, or (4) management determines that designating the derivative as a hedging instrument is no longer appropriate.
Finally, we are exposed to counterparty credit risk associated with non-performance on our hedging instruments and our risk is limited to total unrealized gains on current positions. The fair value of our derivatives reflects this credit risk. To help mitigate this risk, we transact only with counterparties that are rated as investment grade or higher and all such counterparties are monitored on a continuous basis.
The following table presents total fair value and balance sheet classification, by underlying risk, for derivatives designated as cash flow hedges under SFAS 133 as well as those not designated as hedge instruments:

	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value
Derivatives designated as hedging instruments under SFAS 133
Interest rate contracts	Other current and		Accrued and other non-
	non-current assets	$—	current liabilities	$(7,582)
Foreign exchange contracts	Other current and		Accrued and other non-
	non-current assets	4,701	current liabilities	(1,805)

		$4,701		$(9,387)

Derivatives not designated as hedging instruments under SFAS 133
Interest rate contracts	Other current and		Accrued and other non-
	non-current assets	$—	current liabilities	$—
Foreign exchange contracts	Other current and		Accrued and other non-
	non-current assets	3,822	current liabilities	(12,984)

		$3,822		$(12,984)

Total derivatives		$8,523		$(22,371)

Additionally, the following tables present the total fair value included within accumulated other comprehensive loss on the condensed consolidated balance sheet as of June 30, 2009, the total value reclassified from accumulated other comprehensive income (loss) to cost of revenue on the statement of operations during the three and six-month periods ended June 30, 2009 and the total gain recognized due to exclusion of forward points from our hedge assessment analysis, during the three and six-month periods ended June 30, 2009, by underlying risk:

		Location of Gain (Loss)	Amount of Gain (Loss)
Derivatives in SFAS	Amount of Gain (Loss)	Reclassified from	Reclassified from
133 Cash Flow Hedging	Recognized in AOCI on	AOCI into	AOCI into
Relationships	Effective Derivative Portion	Income (Effective Portion)	Income (Effective Portion)
	2009		2Q 2009	YTD 2009

Interest rate contracts	$(7,582)	N/A	$—	$—
Foreign exchange contracts	2,703	Cost of revenue	(58)	(5,004)

Total	$(4,879)		$(58)	$(5,004)

	Location of Gain (Loss)	Amount of Gain (Loss)
	Recognized in Income on	Recognized in Income on
Derivatives in SFAS	Derivative (Ineffective	Derivative (Ineffective
133 Cash Flow Hedging	Portion and Amount Excluded	Portion and Amount Excluded
Relationships	from Effectiveness Testing)	from Effectiveness Testing)
		2Q 2009	YTD 2009

Interest rate contracts	N/A	$—	$—
Foreign exchange contracts	Cost of revenue	(186)	938

Total		$(186)	$938

The following table presents the total gain recognized for instruments for which we do not seek hedge accounting treatment for the three and six-month periods ended June 30, 2009:

Derivatives Not Designated	Location of Gain (Loss)	Amount of Gain (Loss)
as Hedging Instruments	Recognized in Income on	Recognized in Income on
under SFAS 133	Derivatives	Derivatives
		2Q 2009	YTD 2009

Interest rate contracts	N/A	$—	$—
Foreign exchange contracts	Cost of revenue	(21,164)	(6,890)

Total		$(21,164)	$(6,890)

Fair Value—The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and notes payable approximates their fair values because of the short-term nature of these instruments. At June 30, 2009, the fair value of our long-term debt, based on the current market rates for debt with similar credit risk and maturity, approximated the value recorded on our balance sheet as interest is based upon LIBOR plus an applicable floating spread and is paid quarterly in arrears.

6. Retirement Benefits
We previously disclosed in our financial statements for the year ended December 31, 2008 that in 2009, we expected to contribute $16,210 and $3,500 to our defined benefit and other postretirement plans, respectively. The following table provides updated contribution information for our defined benefit and postretirement plans as of June 30, 2009:

	Defined	Other Postretirement
	Benefit Plans	Benefits
Contributions made through June 30, 2009	$8,339	$1,180
Remaining contributions expected for 2009	8,819	1,866

Total contributions expected for 2009	$17,158	$3,046

Components of Net Periodic Benefit Cost

	Defined		Other Postretirement
	Benefit Plans		Benefits
Three months ended June 30,	2009	2008	2009	2008
Service cost	$1,760	$3,088	$452	$425
Interest cost	6,691	7,880	842	793
Expected return on plan assets	(5,120)	(7,617)	—	—
Amortization of prior service costs (credits)	6	3	(67)	(68)
Recognized net actuarial loss (gain)	122	(89)	(85)	(43)

Net periodic benefit cost	$3,459	$3,265	$1,142	$1,107

	Defined		Other Postretirement
	Benefit Plans		Benefits
Six months ended June 30,	2009	2008	2009	2008
Service cost	$3,440	$6,108	$904	$850
Interest cost	13,106	15,652	1,681	1,585
Expected return on plan assets	(10,018)	(15,053)	—	—
Amortization of prior service costs (credits)	12	13	(134)	(135)
Recognized net actuarial loss (gain)	244	27	(169)	(85)

Net periodic benefit cost	$6,784	$6,747	$2,282	$2,215

7. Segment Information
Beginning in the first quarter of 2009, our management structure and internal and public segment reporting were aligned based upon three distinct project business sectors, rather than our historical practice of reporting based upon discrete geographic regions and Lummus Technology. These three project business sectors are CB&I Steel Plate Structures, CB&I Lummus (which includes Energy Processes and Liquefied Natural Gas (“LNG”) terminal projects) and Lummus Technology.
The Chief Executive Officer evaluates the performance of these sectors based on revenue and income from operations. Each segment’s performance reflects an allocation of corporate costs, which is based primarily on revenue. Intersegment revenue is not material.

Our 2008 results have been reported below consistent with this new business sector structure.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue
CB&I Steel Plate Structures	$457,766	$508,869	$878,005	$959,986
CB&I Lummus	671,214	791,120	1,466,647	1,682,316

Lummus Technology	83,177	128,472	163,437	225,583

Total revenue	$1,212,157	$1,428,461	$2,508,089	$2,867,885

Income (Loss) From Operations
CB&I Steel Plate Structures	$42,340	$53,822	$70,765	$103,654
CB&I Lummus	22,122	(286,868)	56,544	(296,677)
Lummus Technology	17,852	33,288	35,348	55,521

Total income (loss) from operations	$82,314	$(199,758)	$162,657	$(137,502)

8. Commitments and Contingencies
We have been and may from time to time be named as a defendant in legal actions claiming damages in connection with engineering and construction projects, technology licenses and other matters. These are typically claims that arise in the normal course of business, including employment-related claims and contractual disputes or claims for personal injury or property damage which occur in connection with services performed relating to project or construction sites. Contractual disputes normally involve claims relating to the timely completion of projects, performance of equipment or technologies, design or other engineering services or project construction services provided by our subsidiaries. Hurricane Ike damage assessment, clean-up and restoration work continue on a U.S. LNG terminal. The parties are engaged in a dispute resolution proceeding relating to delays and disruptions arising from damage to the facilities as a consequence of Hurricane Ike. Management does not currently believe that pending contractual, employment-related personal injury or property damage claims and disputes will have a material adverse effect on our earnings or liquidity.
Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Through June 30, 2009, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 4,700 plaintiffs and, of those claims, approximately 1,400 claims were pending and 3,300 have been closed through dismissals or settlements. Through June 30, 2009, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount of approximately one thousand dollars per claim. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. We review each case on its own merits and make accruals based on the probability of loss and our estimates of the amount of liability and related expenses, if any. We do not currently believe that any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow, and, at June 30, 2009, we had accrued approximately $1,900 for liability and related expenses. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that we may expect to recover because of the variability in coverage amounts, deductibles, limitations and viability of carriers with respect to our insurance policies for the years in question.

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
Change in Reporting Segments – Beginning in the first quarter of 2009, our management structure and internal and public segment reporting were aligned based upon three distinct business sectors, rather than our historical practice of reporting based upon discrete geographic regions and Lummus Technology. These three project business sectors are CB&I Steel Plate Structures, CB&I Lummus (which includes Energy Processes and LNG terminal projects) and Lummus Technology. Our discussion and analysis below reflects this change.
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
We continue to have a broad diversity within the entire energy project spectrum, with over half of our anticipated 2009 revenue coming from outside the U.S. Our revenue mix will continue to evolve consistent with changes in our backlog mix, as well as shifts in future global demand. With the reduced price of crude oil and the decrease in gasoline consumption in the U.S., refinery investments projected for 2009 have slowed. However, we currently anticipate that investment in Steel Plate Structures and Energy Processes projects will remain strong in many parts of the world. LNG investment also continues, with liquefaction projects increasing in comparison to regasification projects in certain geographies.
Overview — Our new awards during the second quarter 2009 of approximately $429.0 million represent a $1.1 billion decrease from the comparable prior year period. Our second quarter 2009 revenue of over $1.2 billion decreased approximately $216.0 million, or 15%. Regarding operating performance, we recognized gross profit of $132.9 million, or 11.0% of revenue, during the current year quarter compared with a gross loss of $158.0 million during the second quarter 2008. During the second quarter 2008, we recognized a $317.0 million charge associated with the South Hook and Isle of Grain projects in the United Kingdom (“the U.K. Projects”). Our results for the second quarter 2009 included a charge of approximately $17.0 million, reflecting charges for the U.K. Projects, primarily for the South Hook project, partly offset by a favorable project claim resolution on a refining project outside of the U.S.
New Awards/Backlog — During the three months ended June 30, 2009, new awards, representing the value of new project commitments received during a given period, were $428.9 million, compared with $1.6 billion during the comparable 2008 period. These commitments are included in backlog until work is performed and revenue is recognized, or until cancellation. Our current quarter new awards were distributed among our business sectors as follows: CB&I Steel Plate Structures — $209.1 million (49%), CB&I Lummus — $152.8 million (35%), and Lummus Technology — $67.1 million (16%). New awards for CB&I Steel Plate Structures included various standard tank awards throughout the world. New awards for CB&I Lummus included scope increases on existing work in the U.S., Europe, South America and Africa, and various other awards throughout the world. Significant awards during the comparable prior year period included CB&I Steel Plate Structures’ oil sands storage terminal in Canada (approximately $400.0 million) and liquefied natural gas (“LNG”) peak shaving facility in Canada (approximately $150.0 million), as well as CB&I Lummus’ refinery expansion project in the U.S. (approximately $100.0 million) and hydrogen plant in the U.S. (approximately $90.0 million). New awards for the six months ended June 30, 2009 totaled $1.0 billion versus $2.5 billion in the comparable prior year period.

Backlog at June 30, 2009 was approximately $4.2 billion compared with $5.7 billion at December 31, 2008.
Revenue—Revenue of $1.2 billion during the three months ended June 30, 2009 decreased $216.3 million, or 15%, as compared with the corresponding 2008 period. Revenue decreased $51.1 million (10%) for CB&I Steel Plate Structures, $119.9 million (15%) for CB&I Lummus and $45.3 million (35%) for Lummus Technology. The following factors contributed to the decrease in our revenue in the current year period relative to the comparable prior year period:
•	CB&I Steel Plate Structures — The current year period was impacted by reduced oil sands work in Canada.
•
CB&I Lummus — The current year period was impacted by a lower volume of LNG terminal work in the U.S. and South America, partially offset by higher revenue for refinery work in Europe and South America.

•	Lummus Technology — The current year period was impacted by fewer licensing contract awards, partly offset by higher catalyst sales.
Revenue during the six months ended June 30, 2009 of $2.5 billion, decreased $359.8 million, or 13%, as compared to the prior year period.
Gross Profit (Loss)—Gross profit in the second quarter of 2009 was $132.9 million, (11.0% of revenue), compared with a gross loss of $158.0 million (11.1% of revenue) during the comparable prior year period. The difference in gross profit in the current year quarter versus the comparable prior year period is primarily due to the following factors:
•	CB&I Steel Plate Structures — The prior year period benefited from higher margins due to project mix, principally in the Middle East.
•
CB&I Lummus — Included in the 2008 period was a $317.0 million charge for the U.K. Projects. Our results for the second quarter 2009 included a charge of approximately $17.0 million, reflecting additional charges for the U.K. projects, which includes a $27.0 million charge for the South Hook project, partly offset by a favorable project claim resolution for a refining project outside the U.S. The additional charges for the South Hook project reflect continued increases from poor labor productivity and subcontractor performance. The balance of our projects for the 2009 period performed better than the 2008 period due to improved project execution.

Relative to our U.K. Projects, if weather factors, labor productivity and subcontractor performance on the project were to decline from amounts utilized in our current estimates, our schedule for project completion, and our future results of operations would be negatively impacted.

Gross profit for the first six months of 2009 was $277.0 million (11.0% of revenue), compared with a gross loss of $32.0 million (1.1% of revenue) during the comparable prior year period. The prior year period reflects a $338.0 million charge for the U.K. Projects.
Selling and Administrative Expenses—Selling and administrative expenses for the three months ended June 30, 2009 were $51.3 million, or 4.2% of revenue, compared with $52.2 million, or 3.7% of revenue, for the comparable 2008 period. Selling and administrative expenses for the six months ended June 30, 2009 were $110.5 million, or 4.4% of revenue, compared with $116.1 million, or 4.0% of revenue, for the comparable 2008 period. The absolute dollar decrease as compared to 2008 is primarily attributable to a significant reduction in our global and business sector administrative support costs, partly offset by higher incentive program costs.

Other Operating Expense—Other operating expense totaling $5.4 million and $11.3 million, respectively, during the three and six-month periods ended June 30, 2009, primarily relates to severance costs incurred to downsize our organization in response to lower contracting activity, continued costs associated with the reorganization of our business sectors and costs associated with the closure of fabrication facilities in the United States, which we expect to be completed by the fourth quarter of 2009.
Equity Earnings—Equity earnings totaled $12.0 million and $18.9 million for the three and six months ended June 30, 2009 compared to $16.3 million and $22.3 million for the comparable periods of 2008. The decrease is due primarily to higher technology licensing and catalyst sales for various proprietary technologies in joint venture investments within Lummus Technology during the second quarter of 2008, as compared to the current quarter.
Income (Loss) from Operations—Income from operations for the three and six months ended June 30, 2009 was $82.3 million and $162.7 million, respectively, versus a loss from operations totaling $199.8 million and $137.5 million, respectively, during the comparable prior year periods. As described above, gross profit during the first half of 2008 was negatively impacted by significant charges on the U.K. Projects. During both the three and six months ended June 30, 2009, we experienced lower selling and administrative costs than the comparable prior year periods, but incurred severance and facility closure costs and recognized lower equity earnings than the comparable 2008 period.
Interest Expense and Interest Income—Interest expense for the second quarter of 2009 was $5.6 million, compared with $4.6 million for the corresponding 2008 period. The $1.0 million increase was primarily due to periodic borrowings on our revolving credit facility during the current period. Interest income of $0.3 million for the second quarter of 2009 decreased $1.8 million compared to the same period in 2008 due to lower short-term investment levels.
Income Tax Expense—Income tax expense for the three and six months ended June 30, 2009 was $32.1 million, or 41.6% of pre-tax income, and $57.2 million, or 37.6% of pre-tax income, versus a benefit totaling $63.5 million, or 31.4% of pre-tax loss, and $46.4 million, or 32.9% of pre-tax loss in the comparable periods of 2008. The income tax benefit for both the quarter and year-to-date periods in 2008 was associated with the aforementioned charges on the U.K. projects, which resulted in a loss for these respective prior year periods. Our 2009 quarter and year-to-date rate reflects the impact of the U.K. Project charges, where we have not provided an associated income tax benefit, and changes in the geographic mix of our pre-tax income, partially offset by the benefit of net operating losses utilized in other jurisdictions.
Net Income Attributable to Noncontrolling Interests—Net income attributable to noncontrolling interests for the three months ended June 30, 2009 was $1.6 million compared with $1.7 million for the comparable period in 2008. Net income attributable to noncontrolling interest for the six months ended June 30, 2009 was $2.9 million compared with $3.5 million for the comparable period in 2008. The changes compared with 2008 are commensurate with the levels of operating income for the contracting entities.
Liquidity and Capital Resources
At June 30, 2009, cash and cash equivalents totaled $116.0 million.
Operating—During the first six months of 2009, cash provided by operating activities totaled $52.7 million, as overall profitability was partially offset by increasing contracts-in-progress balances on our major CB&I Lummus LNG projects.
Investing—In the first six months of 2009, we incurred $31.2 million for capital expenditures, primarily in support of projects and facilities within our CB&I Steel Plate Structures sector.

We continue to evaluate and selectively pursue opportunities for additional expansion of our business through the acquisition of complementary businesses. These acquisitions, if they arise, may involve the use of cash or may require further debt or equity financing.
Financing—During the first six months of 2009, net cash flows generated from financing activities totaled $4.1 million, primarily as a result of issuance of shares for stock-based compensation. Dividends were suspended beginning in the first quarter of 2009.
Our primary internal source of liquidity is cash flow generated from operations. Capacity under a revolving credit facility is also available, if necessary, to fund operating or investing activities. We have a five-year, $1.1 billion, committed and unsecured revolving credit facility, which terminates in October 2011. As of June 30, 2009, no direct borrowings were outstanding under the revolving credit facility, but we had issued $292.1 million of letters of credit under the five-year facility. Such letters of credit are generally issued to customers in the ordinary course of business to support advance payments, performance guarantees or in lieu of retention on our contracts. As of June 30, 2009, we had $807.9 million of available capacity under this facility. The facility contains a borrowing sublimit of $550.0 million and certain restrictive covenants, the most restrictive of which include a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum net worth level. The facility also places restrictions on us with regard to subsidiary indebtedness, sales of assets, liens, investments, type of business conducted and mergers and acquisitions, among other restrictions.
In addition to the revolving credit facility, we have three committed and unsecured letter of credit and term loan agreements (the “LC Agreements”) with Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., and various private placement note investors. Under the terms of the LC Agreements, either banking institution (the “LC Issuers”) can issue letters of credit. In the aggregate, the LC Agreements provide up to $275.0 million of capacity. As of June 30, 2009, no direct borrowings were outstanding under the LC Agreements, but all three tranches of LC Agreements were fully utilized. Tranche A, a $50.0 million facility, and Tranche B, a $100.0 million facility, are both five-year facilities which terminate in November 2011, and Tranche C is an eight-year, $125.0 million facility expiring in November 2014. The LC Agreements contain certain restrictive covenants, the most restrictive of which include a minimum net worth level, a minimum fixed charge coverage ratio and a maximum leverage ratio. The LC Agreements also include restrictions with regard to subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, affiliate transactions, sales and leasebacks, and mergers and acquisitions, among other restrictions. In the event of default under the LC Agreements, including our failure to reimburse a draw against an issued letter of credit, the LC Issuer could transfer its claim against us, to the extent such amount is due and payable by us, no later than the stated maturity of the respective LC Agreement. In addition to quarterly letter of credit fees that we pay under the LC Agreements, to the extent that a term loan is in effect, we would also be assessed a floating rate of interest over LIBOR.
We also have various short-term, uncommitted revolving credit facilities across several geographic regions of approximately $1.3 billion. These facilities are generally used to provide letters of credit or bank guarantees to customers in the ordinary course of business to support advance payments, performance guarantees or in lieu of retention on our contracts. At June 30, 2009, we had available capacity of $574.7 million under these uncommitted facilities. In addition to providing letters of credit or bank guarantees, we also issue surety bonds in the ordinary course of business to support our contract performance.
Additionally, we have a $160.0 million unsecured Term Loan facility with JPMorgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A., as syndication agent. Interest under the Term Loan is based upon LIBOR plus an applicable floating spread and is paid quarterly in arrears. We also have an interest rate swap that provides for an interest rate of approximately 6.57%, inclusive of the applicable floating spread. The Term Loan will continue to be repaid in equal installments of $40.0 million per year, with the last principal payment due in November 2012. The Term Loan contains similar restrictive covenants to the ones noted above for the revolving credit facility.
To further enhance our financial flexibility and ability to raise additional capital, we intend to file a shelf registration statement with the SEC. Subsequent to filing the shelf registration statement, we may determine that an additional amount of capital is required for capital expenditures, working capital or acquisition opportunities, and we may then select the form and amount of such new capital.

We could be impacted as a result of the current global financial, credit, and economic crisis if our customers delay or cancel projects, if our customers experience a material change in their ability to pay us, if we are unable to meet our restrictive covenants, or if the banks associated with our current, committed and unsecured revolving credit facility, committed and unsecured letter of credit and term loan agreements, and uncommitted revolving credit facilities were to cease or reduce operations.
We were in compliance with all restrictive lending covenants as of June 30, 2009; however, our ability to remain in compliance and the availability of such lending facilities could be impacted by circumstances or conditions beyond our control caused by the global financial, credit, and economic crisis, including but not limited to, cancellation of contracts, changes in currency exchange or interest rates, performance of pension plan assets, or changes in actuarial assumptions.
As of June 30, 2009, the following commitments were in place to support our ordinary course obligations:

	Amounts of Commitments by Expiration Period
(In thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Letters of Credit/Bank Guarantees	$1,286,365	$638,284	$575,845	$58,464	$13,772
Surety Bonds	270,303	29,911	240,352	40	—

Total Commitments	$1,556,668	$668,195	$816,197	$58,504	$13,772

Note: Letters of credit include $31.5 million of letters of credit issued in support of our insurance program.
The equity and credit markets continue to be volatile. A continuation of this level of volatility in the credit markets may increase costs associated with issuing letters of credit under our short-term, uncommitted credit facilities. Notwithstanding these adverse conditions, we believe that our cash on hand, funds generated by operations, amounts available under existing, committed credit facilities and external sources of liquidity, such as the issuance of debt and equity instruments, will be sufficient to finance our capital expenditures, the settlement of commitments and contingencies (as more fully described in Note 8 to our Condensed Consolidated Financial Statements) and our working capital needs for the foreseeable future. However, there can be no assurance that such funding will be available, as our ability to generate cash flows from operations and our ability to access funding under the revolving credit facility and LC Agreements may be impacted by a variety of business, economic, legislative, financial and other factors, which may be outside of our control. Additionally, while we currently have significant, uncommitted bonding facilities, primarily to support various commercial provisions in our contracts, a termination or reduction of these bonding facilities could result in the utilization of letters of credit in lieu of performance bonds, thereby reducing our available capacity under the revolving credit facility. Although we do not anticipate a reduction or termination of the bonding facilities, there can be no assurance that such facilities will be available at reasonable terms to service our ordinary course obligations.
We are a defendant in a number of lawsuits arising in the normal course of business and we have in place appropriate insurance coverage for the type of work that we have performed. As a matter of standard policy, we review our litigation accrual quarterly and as further information is known on pending cases, increases or decreases, as appropriate, may be recorded in accordance with SFAS No. 5, “Accounting for Contingencies” (“SFAS 5”).
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
Critical Accounting Estimates
The discussion and analysis of financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our management has discussed the development and selection of our critical accounting estimates with the Audit Committee of our Supervisory Board of Directors. Actual results may differ from these estimates under different assumptions or conditions.
We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements:
Revenue Recognition—Revenue is primarily recognized using the percentage-of-completion method. Our contracts are awarded on a competitive bid and negotiated basis. We offer our customers a range of contracting options, including fixed-price, cost reimbursable and hybrid approaches. Contract revenue is primarily recognized based on the percentage that actual costs-to-date bear to total estimated costs. We utilize this cost-to-cost approach as we believe this method is less subjective than relying on assessments of physical progress. We follow the guidance of SOP 81-1 for accounting policies relating to our use of the percentage-of-completion method, estimating costs, and revenue recognition, including the recognition of profit incentives, combining and segmenting contracts and unapproved change order/claim recognition. Under the cost-to-cost approach, the most widely recognized method used for percentage-of-completion accounting, the use of estimated cost to complete each contract is a significant variable in the process of determining revenue recognized and is a significant factor in the accounting for contracts. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including the reversal of any profit recognized in prior periods. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates.
Contract revenue reflects the original contract price adjusted for approved change orders and estimated minimum recoveries of unapproved change orders and claims. We recognize revenue associated with unapproved change orders and claims to the extent that related costs have been incurred when recovery is probable and the value can be reliably estimated. At June 30, 2009 we had no material unapproved change orders/claims recognized. At December 31, 2008, we had projects with outstanding unapproved change orders/claims of approximately $50.0 million factored into the determination of their revenue and estimated costs.
Losses expected to be incurred on contracts in progress are charged to earnings in the period such losses become known. For projects in a significant loss position, during the three-month period ended June 30, 2009 we recognized net losses of approximately $17.0 million and during the six-month period ended June 30, 2009 we recognized net losses of approximately $41.0 million. Recognized losses during the comparable three-month period of 2008 totaled approximately $314.0 million and during the comparable six-month period of 2008 recognized losses were approximately $327.0 million.
Credit Extension—We extend credit to customers and other parties in the normal course of business only after a review of the potential customer’s creditworthiness. Additionally, management reviews the commercial terms of all significant contracts before entering into a contractual arrangement. We regularly review outstanding receivables and provide for estimated losses through an allowance for doubtful accounts. In evaluating the level of established reserves, management makes judgments regarding the parties’ ability to make required payments, economic events and other factors. As the financial condition of these parties changes, circumstances develop, or additional information becomes available, adjustments to the allowance for doubtful accounts may be required.

Financial Instruments—Although we do not engage in currency speculation, we use forward contracts on an on-going basis to mitigate certain operating exposures, as well as hedge intercompany loans utilized to finance non-U.S. subsidiaries. Hedge contracts utilized to mitigate operating exposures are generally designated as “cash flow hedges” under SFAS 133. Therefore, gains and losses, exclusive of forward points and credit risk, are included in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets until the associated underlying operating exposure impacts our earnings. Gains and losses associated with instruments deemed ineffective during the period, if any, and instruments for which we do not seek hedge accounting treatment, including those instruments used to hedge intercompany loans, are recognized within cost of revenue in the condensed consolidated statements of operations. Additionally, changes in the fair value of forward points are recognized within cost of revenue in the condensed consolidated statements of operations.
We have also entered a swap arrangement to hedge against interest rate variability associated with our $160.0 million Term Loan. The swap arrangement is designated as a cash flow hedge under SFAS 133, as the critical terms matched those of the Term Loan at inception and as of June 30, 2009. We will continue to assess hedge effectiveness of the swap transaction prospectively. Our other financial instruments are not significant.
Income Taxes—Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The final realization of the deferred tax asset depends on our ability to generate sufficient taxable income of the appropriate character in the future and in appropriate jurisdictions. We have not provided a valuation allowance against our remaining U.K. net operating loss carryforward asset of approximately $80.0 million as we believe it is more likely than not that it will be utilized from future earnings and contracting strategies.
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
Recoverability of Goodwill—We have adopted SFAS 142, which states that goodwill and indefinite-lived intangible assets are to be reviewed annually for impairment. The goodwill impairment analysis under SFAS 142 requires us to allocate goodwill to our reporting units, compare the fair value of each reporting unit with its carrying amount, including goodwill, and then, if necessary, record a goodwill impairment charge in an amount equal to the excess, if any, of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. The primary method we employ to estimate these fair values is the discounted cash flow method. This methodology is based, to a large extent, on assumptions about future events, which may or may not occur as anticipated, and such deviations could have a significant impact on the estimated fair values calculated. These assumptions include, but are not limited to, estimates of future growth rates, discount rates and terminal values of reporting units. Our goodwill balance at June 30, 2009 was $960.9 million.

Forward-Looking Statements
This quarterly report on Form 10-Q, including all documents incorporated by reference, contains forward-looking statements regarding CB&I and represent our expectations and beliefs concerning future events. These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995 as set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements included herein or incorporated herein by reference include or may include, but are not limited to, (and you should read carefully) any statements that are predictive in nature, depend upon or refer to future events or conditions, or use or contain words, terms, phrases, or expressions such as “achieve”, “forecast”, “plan”, “propose”, “strategy”, “envision”, “hope”, “will”, “continue”, “potential”, “expect”, “believe”, “anticipate”, “project”, “estimate”, “predict”, “intend”, “should”, “could”, “may”, “might”, or similar words, terms, phrases, or expressions or the negative of any of these terms. Any statements in this Form 10-Q that are not based on historical fact are forward-looking statements and represent our best judgment as to what may occur in the future.
Forward-looking statements involve known and unknown risks and uncertainties. In addition to the material risks listed under “Item 1A. Risk Factors,” as set forth in our Form 10-K filed with the SEC for the year ended December 31, 2008, that may cause business conditions or our actual results, performance or achievements to be materially different from those expressed or implied by any forward-looking statements, the following are some, but not all, of the factors that may cause business conditions or our actual results, performance or achievements to be materially different from those expressed or implied by any forward-looking statements or contribute to such differences: the impact (and potential worsening) of the current turmoil or weakness in worldwide financial, credit, and economic markets on us or our backlog, prospects, clients, vendors or subcontractors, credit facilities, or compliance with lending covenants; our ability to realize cost savings from our expected performance of contracts, whether as a result of improper estimates, performance, or otherwise; uncertain timing and funding of new contract awards, as well as project cancellations; cost overruns on fixed price or similar contracts, whether as a result of improper estimates, performance, or otherwise; risks associated with labor productivity; risks associated with percentage-of-completion accounting; our ability to settle or negotiate unapproved change orders and claims; changes in the costs or availability of, or delivery schedule for, equipment, components, materials, labor or subcontractors; adverse impacts from weather affecting our performance and timeliness of completion, which could lead to increased costs and affect the quality, costs or availability of, or delivery schedule for, equipment, components, materials, labor or subcontractors; operating risks, which could lead to increased costs and affect the quality, costs or availability of, or delivery schedule for, equipment, components, materials, labor or subcontractors; increased competition; fluctuating revenue resulting from a number of factors, including a decline in energy prices and the cyclical nature of the individual markets in which our customers operate; delayed or lower than expected activity in the hydrocarbon industry, demand from which is the largest component of our revenue; lower than expected growth in our primary end markets, including but not limited to LNG and energy processes; risks inherent in acquisitions and our ability to complete or obtain financing for proposed acquisitions; our ability to integrate and successfully operate and manage acquired businesses and the risks associated with those businesses; the non-competitiveness or unavailability of, or lack of demand or loss of legal protection for, our intellectual property rights; failure to keep pace with technological changes; failure of our patents or licensed technologies to perform as expected or to remain competitive, current, in demand, profitable or enforceable; adverse outcomes of pending claims or litigation or the possibility of new claims or litigation, and the potential effect of such claims or litigation on our business, financial condition, or results of operations; lack of necessary liquidity to provide bid, performance, advance payment and retention bonds, guarantees, or letters of credit securing our obligations under our bids and contracts or to finance expenditures prior to the receipt of payment for the performance of contracts; proposed and actual revisions to U.S. and non-U.S. tax laws, and interpretation of said laws, Dutch tax treaties with foreign countries and U.S. tax treaties with non-U.S. countries (including, but not limited to The Netherlands), which would seek to increase income taxes payable; political and economic conditions including, but not limited to, war, conflict or civil or economic unrest in countries in which we operate; compliance with applicable laws and regulations in any one or more of the countries in which we operate including without limitation the Foreign Corrupt Practices Act and those concerning the environment, export controls and sanctions program; our inability to properly manage or hedge currency or similar risks; and a downturn, disruption, or stagnation in the economy in general.

Although we believe the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future performance or results. You should not unduly rely on any forward-looking statements. Each forward-looking statement is made and applies only as of the date of the particular statement, and we are not obligated to update, withdraw, or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should consider these risks when reading any forward-looking statements. All forward-looking statements attributed or attributable to us or to persons acting on our behalf are expressly qualified in their entirety by this paragraph entitled “Forward-Looking Statements”.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk associated with changes in foreign currency exchange rates, which may adversely affect our results of operations and financial condition. One exposure to fluctuating exchange rates relates to the effects of translating the financial statements of our non-U.S. subsidiaries, which are denominated in currencies other than the U.S. dollar, into the U.S. dollar. The foreign currency translation adjustments are recognized within shareholders equity in accumulated other comprehensive income (loss) as cumulative translation adjustment, net of any applicable tax. We generally do not hedge our exposure to potential foreign currency translation adjustments.
Another form of foreign currency exposure relates to our non-U.S. subsidiaries’ normal contracting activities. We generally try to limit our exposure to foreign currency fluctuations in most of our contracts through provisions that require customer payments in U.S. dollars, the currency of the contracting entity or other currencies corresponding to the currency in which costs are incurred. As a result, we do not always need to hedge foreign currency cash flows for contract work performed. However, where construction contracts do not contain foreign currency provisions, we generally use forward exchange contracts to hedge foreign currency exposure of forecasted transactions and firm commitments. At June 30, 2009, the outstanding notional value of these cash flow hedge contracts was $118.7 million. Our primary foreign currency exchange rate exposure hedged includes the Chilean Peso, Euro, Peruvian Nuevo Sol, British Pound, Norwegian Krone, Japanese Yen, Swiss Franc, and Czech Republic Koruna. The gains and losses on these contracts are intended to offset changes in the value of the related exposures. The unrealized hedge fair value gain associated with instruments for which we do not seek hedge accounting treatment totaled $2.8 million and was recognized within cost of revenue in the condensed consolidated statement of operations for the six months ended June 30, 2009. Additionally, we exclude forward points, which represent the time value component of the fair value of our derivative positions, from our hedge assessment analysis. This time value component is recognized as ineffectiveness within cost of revenue in the condensed consolidated statement of operations and was an unrealized gain totaling approximately $0.9 million for period ended June 30, 2009. As a result, our total unrealized hedge fair value gain recognized within cost of revenue for the six months ended June 30, 2009 was $3.7 million. The total net fair value of these contracts, including the foreign currency gain related to ineffectiveness was a gain of approximately $3.4 million. The terms of our contracts generally extend up to two years. The potential change in fair value for our outstanding contracts from a hypothetical ten percent change in quoted foreign currency exchange rates would have been approximately $0.3 million at June 30, 2009.
During the fourth quarter of 2007, we entered into a swap arrangement to hedge against interest rate variability associated with our Term Loan. The swap arrangement is designated as a cash flow hedge under SFAS 133 as the critical terms matched those of the Term Loan at inception and as of June 30, 2009.
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
The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and notes payable approximates their fair values because of the short-term nature of these instruments. At June 30, 2009, the fair value of our long-term debt, based on the current market rates for debt with similar credit risk and maturity, approximated the value recorded on our balance sheet as interest is based upon LIBOR plus an applicable floating spread and is paid quarterly in arrears. See Note 5 to our Condensed Consolidated Financial Statements for quantification of our financial instruments.

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
Changes in Internal Controls —There were no changes in our internal controls over financial reporting that occurred during the three-month period ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We have been and may from time to time be named as a defendant in legal actions claiming damages in connection with engineering and construction projects, technology licenses and other matters. These are typically claims that arise in the ordinary course of business, including employment-related claims and contractual disputes or claims for personal injury or property damage which occur in connection with services performed relating to project or construction sites. Contractual disputes normally involve claims relating to the timely completion of projects, performance of equipment or technologies, design or other engineering services or project construction services provided by our subsidiaries. Hurricane Ike damage assessment, clean-up and restoration work continue on a U.S. LNG terminal. The parties are engaged in a dispute resolution proceeding relating to delays and disruptions arising from damage to the facilities as a consequence of Hurricane Ike. Management does not currently believe that pending contractual, employment-related personal injury or property damage claims and disputes will have a material adverse effect on our earnings or liquidity.
Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Through June 30, 2009, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 4,700 plaintiffs and, of those claims, approximately 1,400 claims were pending and 3,300 have been closed through dismissals or settlements. Through June 30, 2009, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount of approximately one thousand dollars per claim. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. We review each case on its own merits and make accruals based on the probability of loss and our estimates of the amount of liability and related expenses, if any. We do not currently believe that any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow, and, at June 30, 2009, we had accrued approximately $1.9 million for liability and related expenses. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that may be expected to be recoverable because of the variability in coverage amounts, deductibles, limitations and viability of carriers with respect to our insurance policies for the years in question.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
The Annual General Meeting of Shareholders of Chicago Bridge & Iron Company N.V. was held on May 7, 2009. The following matters were voted upon and adopted at the meeting:
(i)
Reappointment of Philip K. Asherman and L. Richard Flury and appointment of W. Craig Kissel as members of the Supervisory Board to serve until the Annual General Meeting of Shareholders in 2012 and until their successors have been duly appointed.

	First Nominee	Second Nominee
First Position	Philip K. Asherman	Luciano Reyes	Abstain
	44,117,255	84,841	694,170

	First Nominee	Second Nominee
Second Position	L. Richard Flury	Westley S. Stockton	Abstain
	44,280,133	79,422	536,711

	First Nominee	Second Nominee
Third Position	W. Craig Kissel	Luke V. Scorscone	Abstain
	44,275,785	85,342	535,139

The following other members of the Supervisory Board have terms of office continuing after the annual meeting: Jerry H. Ballengee, J. Charles Jennett, Larry D. McVay, Gary L. Neale, Michael L. Underwood and Marsha C. Williams.

(ii)
The authorization to prepare the Dutch annual accounts and annual report in the English language and to adopt the Dutch Statutory Annual Accounts of the Company for the fiscal year ended December 31, 2008.

For	44,771,324
Against	74,247
Abstain	50,695
(iii)	The discharge of the sole member of the Management Board from liability in respect of the exercise of its duties during the fiscal year ended December 31, 2008.

For	43,632,127
Against	974,427
Abstain	289,712
(iv)	The discharge of members of the Supervisory Board from liability in respect of the exercise of their duties during the fiscal year ended December 31, 2008.

For	43,591,336
Against	1,013,375
Abstain	291,555
(v)	The approval of the distribution from profits for the year ended December 31, 2008 in the amount of U.S. $0.16 per share, previously paid as interim dividends.

For	44,734,601
Against	105,579
Abstain	56,086
(vi)
The approval to extend the authority of the Management Board, acting with the approval of the Supervisory Board, to repurchase up to 10% of the issued share capital of the Company until November 7, 2010 on the open market, through privately negotiated transactions or in one or more self tender offers for a price per share not less than the nominal value of a share and not higher than 110% of the most recently available (as of the time of repurchase) price of a share on any securities exchange where the Company’s shares are traded.

For	44,541,847
Against	177,269
Abstain	177,150
(vii)	The appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2009.

For	44,666,718
Against	176,394
Abstain	53,154

(viii)
To Amend our Articles of Association to provide that the mandatory retirement date of directors who attain the age of seventy-two will be the day on which the annual meeting is held in the financial year following the year during which such director reaches the age of seventy-two in accordance with the draft prepared by the Management Board and approved by the Supervisory Board and to authorize each lawyer, each civil-law notary of Baker & McKenzie Amsterdam N.V., jointly as well as severally, to apply for the ministerial statement of non-objection on the draft deed of amendment of the Articles of Association, to amend said draft in such a way as might appear necessary in order to obtain the statement of non-objection and to execute and to sign the deed of amendment of the Articles of Association.

For	44,171,399
Against	646,532
Abstain	78,335
(ix)	The approval to amend the Chicago Bridge & Iron Company 2008 Long-Term Incentive Plan.

For	29,460,875
Against	15,206,428
Abstain	228,963
(x)	The approval to amend the Chicago Bridge & Iron Company 2001 Employee Stock Purchase Plan.

For	43,503,122
Against	1,200,189
Abstain	192,955
(xi)
The approval to extend the authority until May 7, 2014 of the Supervisory Board to issue and/or grant rights (including options to subscribe for shares) on shares of the Company, never to exceed the number of authorized but unissued shares, and to limit or exclude the preemptive rights with respect to the issuance of shares and/or the grant of the right to acquire shares.

For	36,544,548
Against	8,091,020
Abstain	260,698
Item 5. Other Information
None.
Item 6. Exhibits
(a)	Exhibits

31.1 (1)	Certification Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (1)	Certification Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Chicago Bridge & Iron Company N.V.
By: Chicago Bridge & Iron Company B.V.
Its: Managing Director

/s/ RONALD A. BALLSCHMIEDE

Ronald A. Ballschmiede
Managing Director
(Principal Financial Officer and Duly Authorized Officer)
Date: July 28, 2009

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.