Form 10-Q
period 2009-09-30
CHICAGO BRIDGE & IRON CO N V
filed 2009-10-28
CIK 1027884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the registrant’s common stock as of October 15, 2009 – 99,488,850

CHICAGO BRIDGE & IRON COMPANY N.V.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue	$1,010,401	$1,563,709	$3,518,490	$4,431,594
Cost of revenue	892,866	1,462,984	3,123,927	4,362,820

Gross profit	117,535	100,725	394,563	68,774
Selling and administrative expenses	48,292	54,854	158,778	170,964
Intangibles amortization	6,080	5,894	17,553	17,679
Other operating (income) expense, net	(1,461)	105	9,875	44
Equity earnings	(9,852)	(11,950)	(28,776)	(34,233)

Income (loss) from operations	74,476	51,822	237,133	(85,680)
Interest expense	(4,916)	(5,388)	(16,019)	(14,529)
Interest income	398	1,744	1,190	7,177

Income (loss) before taxes	69,958	48,178	222,304	(93,032)
Income tax (expense) benefit	(28,070)	(37,825)	(85,311)	8,588

Net income (loss)	41,888	10,353	136,993	(84,444)
Less: Net income attributable to noncontrolling interests	(1,065)	(1,799)	(3,934)	(5,283)

Net income (loss) attributable to CB&I	$40,823	$8,554	$133,059	$(89,727)

Net income (loss) attributable to CB&I per share:
Basic	$0.43	$0.09	$1.40	$(0.94)
Diluted	$0.42	$0.09	$1.38	$(0.94)

Weighted average shares outstanding:
Basic	95,727	95,341	95,205	95,754
Diluted	97,489	96,086	96,318	95,754

Cash dividends on shares:
Amount	$—	$3,820	$—	$11,548
Per share	$—	$0.04	$—	$0.12
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Cash and cash equivalents	$212,033	$88,221
Accounts receivable, net of allowance for doubtful accounts of $5,624 in 2009 and $4,956 in 2008	530,793	595,631
Contracts in progress with costs and estimated earnings exceeding related progress billings	246,840	307,656
Deferred income taxes	63,177	51,946
Other current assets	136,057	147,661

Total current assets	1,188,900	1,191,115

Equity investments	132,084	130,031
Property and equipment, net	329,191	336,093
Non-current contract retentions	5,411	1,973
Deferred income taxes	91,320	95,756
Goodwill	963,633	962,305
Other intangibles, net	222,557	236,369
Other non-current assets	47,392	47,076

Total assets	$2,980,488	$3,000,718

Liabilities
Notes payable	$2,326	$523
Current maturity of long-term debt	40,000	40,000
Accounts payable	527,639	688,042
Accrued liabilities	269,706	267,841
Contracts in progress with progress billings exceeding related costs and estimated earnings	857,729	969,718
Income taxes payable	3,874	22,001

Total current liabilities	1,701,274	1,988,125

Long-term debt	120,000	120,000
Other non-current liabilities	262,856	251,800
Deferred income taxes	85,723	66,940

Total liabilities	2,169,853	2,426,865

Shareholders’ Equity
Common stock, Euro .01 par value; shares authorized: 250,000,000 in 2009 and 2008; shares issued: 100,523,142 in 2009 and 99,073,635 in 2008; shares outstanding: 99,047,554 in 2009 and 95,277,073 in 2008	1,175	1,154
Additional paid-in capital	337,664	368,644
Retained earnings	537,382	404,323
Stock held in Trust	(33,719)	(31,929)
Treasury stock, at cost: 1,475,588 shares in 2009 and 3,796,562 shares in 2008	(35,842)	(120,113)
Accumulated other comprehensive loss	(17,792)	(66,254)

Total CB&I shareholders’ equity	788,868	555,825
Noncontrolling interests	21,767	18,028

Total equity	810,635	573,853

Total liabilities and shareholders’ equity	$2,980,488	$3,000,718

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash Flows from Operating Activities
Net income (loss)	$136,993	$(84,444)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	59,941	58,042
Deferred taxes	8,913	(83,834)
Stock-based compensation expense	23,358	15,390
Equity earnings, net	(27,875)	(33,282)
(Gain) loss on sale of property, plant, equipment and equity investments	(5,388)	44
Unrealized (gain) loss on foreign currency hedge ineffectiveness	(3,056)	260
Excess tax benefits from stock-based compensation	(47)	(3,132)
Change in operating assets and liabilities (see below)	(84,994)	225,301

Net cash provided by operating activities	107,845	94,345

Cash Flows from Investing Activities
Capital expenditures	(36,133)	(82,057)
Proceeds from sale of property, plant, equipment and equity investments	19,256	1,364

Net cash used in investing activities	(16,877)	(80,693)

Cash Flows from Financing Activities
Increase (decrease) in notes payable	1,803	(232)
Excess tax benefits from stock-based compensation	47	3,132
Purchase of treasury stock associated with stock plans/repurchase program	(646)	(76,026)
Issuance of common stock associated with share issuance program	24,221	—
Issuance of treasury stock associated with stock plans	7,419	7,511
Dividends paid	—	(11,548)

Net cash provided by (used in) financing activities	32,844	(77,163)

Increase (decrease) in cash and cash equivalents	123,812	(63,511)
Cash and cash equivalents, beginning of the year	88,221	305,877

Cash and cash equivalents, end of the period	$212,033	$242,366

Change in Operating Assets and Liabilities
Decrease in receivables, net	$64,838	$66,867
Change in contracts in progress, net	(51,173)	45,085
Increase in non-current contract retentions	(3,438)	(15)
(Decrease) increase in accounts payable	(160,403)	93,019
Decrease (increase) in other current and non-current assets	17,832	(37,611)
(Decrease) increase in income taxes payable	(17,063)	11,095
Increase in accrued and other non-current liabilities	21,404	37,330
Decrease in equity investments	18,219	18,000
Decrease (increase) in other	24,790	(8,469)

Total	$(84,994)	$225,301

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
($ values in thousands, except per share data)
(Unaudited)
1. Significant Accounting Policies
Basis of Presentation—The accompanying unaudited Condensed Consolidated Financial Statements for Chicago Bridge & Iron Company N.V. (“CB&I” or the “Company”) have been prepared pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (the “SEC”). In the opinion of management, our unaudited Condensed Consolidated Financial Statements include all adjustments, which are of a normal recurring nature, that are necessary for a fair presentation of our financial position as of September 30, 2009, our results of operations for each of the three-month and nine-month periods ended September 30, 2009 and 2008, and our cash flows for each of the nine-month periods ended September 30, 2009 and 2008. The condensed consolidated balance sheet at December 31, 2008 is derived from the December 31, 2008 audited Consolidated Financial Statements; however, certain prior year balances have been reclassified to conform to current year presentation. Specifically, noncontrolling interests in subsidiaries on our condensed consolidated balance sheet has been reclassified from its historical presentation as a long-term liability to a component of equity for both September 30, 2009, and retroactively for December 31, 2008, in accordance with the Consolidation Topic 810-10 (formerly SFAS 160) of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). For additional disclosure information associated with noncontrolling interests, see the New Accounting Standards section of this footnote.
In June 2009, the FASB issued Accounting Standards Update No. 2009-01, which designates the FASB ASC as the source of authoritative accounting principles generally accepted in the United States of America (“U.S. GAAP”). Effective September 15, 2009, the FASB ASC superseded all existing non-SEC accounting and reporting standards. All references to previous authoritative guidance throughout this document reflect this change.
Management believes the disclosures in these financial statements are adequate to make the information presented not misleading. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations and cash flows for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.
Revenue Recognition—Revenue is primarily recognized using the percentage-of-completion method. Our contracts are awarded on a competitive bid and negotiated basis. We offer our customers a range of contracting options, including fixed-price, cost reimbursable and hybrid approaches. Contract revenue is primarily recognized based on the percentage that actual costs-to-date bear to total estimated costs. We utilize this cost-to-cost approach as we believe this method is less subjective than relying on assessments of physical progress. We follow the guidance in the FASB ASC’s Revenue Recognition Topic 605-35 (formerly SOP 81-1) for accounting policies relating to our use of the percentage-of-completion method, estimating costs and revenue recognition, including the recognition of profit incentives, combining and segmenting contracts and unapproved change order/claim recognition. Under the cost-to-cost approach, the most widely recognized method used for percentage-of-completion accounting, the use of estimated cost to complete each contract is a significant variable in the process of determining revenue recognized and is a significant factor in the accounting for contracts. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including the reversal of any profit recognized in prior periods. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates.

Contract revenue reflects the original contract price adjusted for approved change orders and estimated minimum recoveries of unapproved change orders and claims. We recognize revenue associated with unapproved change orders and claims to the extent that related costs have been incurred when recovery is probable and the value can be reliably estimated. At September 30, 2009, we had no material unapproved change orders/claims recognized. At December 31, 2008, we had projects with outstanding unapproved change orders/claims of approximately $50,000 factored into the determination of their revenue and estimated costs. The decrease during 2009 is due to our receipt of final approval for such pending change orders/claims.
Losses expected to be incurred on contracts in progress are charged to earnings in the period such losses become known. For projects in a significant loss position, we recognized net losses of approximately $25,500 during the three-month period ended September 30, 2009 and we recognized net losses of approximately $66,500 during the nine-month period ended September 30, 2009. Recognized losses during the comparable three-month period of 2008 were approximately $89,000 and during the comparable nine-month period of 2008 recognized losses were approximately $416,000.
Cumulative revenue recognized to date less cumulative billings is reported on the condensed consolidated balance sheets as contracts in progress with costs and estimated earnings exceeding related progress billings. Cumulative billings in excess of cumulative revenue recognized to date is reported on the condensed consolidated balance sheets as contracts in progress with progress billings exceeding related costs and estimated earnings. Any billed revenue that has not been collected is reported as accounts receivable. The timing of when we bill our customers is generally based upon advance billing terms or contingent upon completion of certain phases of the work, as stipulated in the contract. Progress billings within accounts receivable at September 30, 2009 and December 31, 2008 included contract retentions totaling $25,800 and $32,900, respectively, to be collected within one year. Contract retentions collectible beyond one year are included in non-current contract retentions on the condensed consolidated balance sheets. Cost of revenue includes direct contract costs such as material and construction labor, and indirect costs that are attributable to contract activity.
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
Under the guidance of the FASB ASC’s Income Taxes Topic 740-10 (formerly FIN 48), we provide for income taxes in situations where we have and have not received tax assessments. Taxes are provided in those instances where we consider it probable that additional taxes will be due in excess of amounts reflected in income tax returns filed worldwide. As a matter of standard policy, we continually review our exposure to additional income taxes due and as further information is known or events occur, increases or decreases, as appropriate, may be recorded.
Our 2009 third quarter and year-to-date income tax rates reflect the impact of project losses in the U.K., where we have not provided an associated income tax benefit, partially offset by the income tax benefit of net operating losses utilized in other jurisdictions. Our income tax rates for the comparable 2008 periods were similarly impacted by project losses in the U.K. in the third quarter 2008, where we did not provide an associated income tax benefit.
Foreign Currency—The nature of our business activities involves the management of various financial and market risks, including those related to changes in currency exchange rates. The effects of translating financial statements of foreign operations into our reporting currency are recognized in accumulated other comprehensive income (loss) within shareholders’ equity on the condensed consolidated balance sheets, as cumulative translation adjustment. These balances are net of tax, which includes tax credits associated with the translation adjustment where applicable. Foreign currency exchange gains (losses) are included in the condensed consolidated statements of operations within cost of revenue.

New Accounting Standards—In the first quarter of 2009, FASB ASC Topic 810-10 (formerly SFAS 160) became effective for the Company. This standard established accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, including the amount of consolidated net income attributable to the parent and to the noncontrolling interests, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. This standard also established reporting requirements that provide sufficient disclosures to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. Our adoption of this standard did not have a material impact on our results of operations or cash flows. Noncontrolling interests balances on our condensed consolidated balance sheets have been reclassified from their historical presentation as a long-term liability to a component of our equity for both September 30, 2009 and retroactively for December 31, 2008, in accordance with this standard.
In the first quarter of 2009, FASB ASC Topic 815-10 (formerly SFAS 161) became effective for the Company. This standard requires companies holding derivative instruments to disclose information that allows financial statement readers to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The adoption of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows. For specific disclosures under this FASB ASC topic, see Note 5 to our Condensed Consolidated Financial Statements.
Subsequent Events—We evaluated all events and transactions that occurred between September 30, 2009 and October 27, 2009, the date these financial statements were issued.
Per Share Computations—Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of dilutive securities, consisting of employee stock options, restricted shares, performance shares (where performance criteria have been met) and directors’ deferred-fee shares.
The following schedule reconciles the net income (loss) attributable to CB&I and shares utilized in the basic and diluted EPS computations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income (loss) attributable to CB&I	$40,823	$8,554	$133,059	$(89,727)

Weighted average shares outstanding — basic	95,727	95,341	95,205	95,754
Effect of stock options/restricted shares/performance shares (1)	1,694	681	1,046	—
Effect of directors’ deferred-fee shares (1)	68	64	67	—

Weighted average shares outstanding — diluted	97,489	96,086	96,318	95,754

(Note: Shares and net income values in the table above are presented in ‘000’s.)
Net income (loss) attributable to CB&I per share
Basic	$0.43	$0.09	$1.40	$(0.94)
Diluted	$0.42	$0.09	$1.38	$(0.94)

(1)
For the three and nine-month periods ended September 30, 2009, we excluded approximately 400 thousand and 500 thousand shares, respectively, from our diluted EPS calculation as they were considered antidilutive. For the nine months ended September 30, 2008, the effect of all stock options, restricted and performance share units and directors’ deferred-fee shares, were excluded from our diluted EPS calculation as they were antidilutive due to the net loss for the year-to-date period.

2. Stock-Based Compensation Plans and Equity Transactions
Stock-Based Compensation Plans—During the three-month periods ended September 30, 2009 and 2008, we recognized $3,935 and $3,223 of stock-based compensation expense, respectively, in the accompanying condensed consolidated statements of operations, and during the nine-month periods ended September 30, 2009 and 2008, we recognized $23,358 and $15,390 of stock-based compensation expense, respectively. See Note 13 to our Consolidated Financial Statements in our 2008 Annual Report on Form 10-K for additional information related to our stock-based compensation plans.
During the nine-month period ended September 30, 2009, we granted 876,333 stock options with a weighted-average fair value per share of $4.73 and a weighted-average exercise price per share of $8.16. Using the Black-Scholes option-pricing model, the fair value of each option grant was estimated on the date of the grant based upon the following weighted-average assumptions: risk-free interest rate of 2.22%, no expected dividend yield, expected volatility of 62.28% and an expected life of 6 years.
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
During the nine-month period ended September 30, 2009, 1,616,103 restricted shares and 1,194,015 performance shares were granted, with weighted-average per share fair values of $8.44 and $8.19, respectively, as determined on the grant date.
Equity Transactions—To raise additional capital, effective August 18, 2009, we entered into a Sales Agency Agreement, pursuant to which we may issue and sell from time to time through our sales agent, up to 10,000,000 shares of our common stock, par value Euro 0.01 per share. During the three-month period ended September 30, 2009, we issued 1,449,507 shares for net proceeds of $24,221.
The changes in additional paid-in capital, stock held in trust and treasury stock since December 31, 2008 primarily relate to activity associated with our stock-based compensation plans and equity transactions, as described above.
3. Comprehensive Income (Loss)
Comprehensive income (loss) for the three and nine-month periods ended September 30, 2009 and 2008 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income (loss) attributable to CB&I	$40,823	$8,554	$133,059	$(89,727)
Other comprehensive income (loss), net of tax:
Currency translation adjustment (1)	25,436	(13,532)	41,405	(13,545)
Change in unrealized fair value of cash flow hedges (2)	(1,083)	(9,609)	7,028	(23,691)
Change in unrecognized net prior service pension credits	(40)	(39)	(119)	(118)
Change in unrecognized net actuarial pension losses (gains)	49	(3)	148	(8)

Comprehensive income (loss)	$65,185	$(14,629)	$181,521	$(127,089)

(1)
Currency translation adjustments during the three and nine-month periods ended September 30, 2009 reflect the impact of revaluation of our non-U.S. dollar net assets, primarily Australian dollar, Euro, Canadian dollar and British pound balances, into the U.S. dollar. During the three-month periods ended September 30, 2009 and 2008, we recognized currency translation adjustments of ($35) and $32, respectively, attributable to noncontrolling interests, while during the nine-month periods ended September 30, 2009 and 2008, we recognized $195 and $29, respectively. These amounts are included in the values within the table above.

(2)
The total unrealized fair value gain (loss) on cash flow hedges relates to hedges that have qualified for hedge accounting under the FASB ASC’s Derivatives and Hedging Topic 815 (formerly SFAS 133). Unrealized fair value gains (losses) for these hedges are recognized in other comprehensive income until the offsetting underlying transactions impact our results. Changes result from the impact of changes in foreign exchange rates, as well as the timing of settlements of underlying obligations. The total cumulative unrealized fair value loss on cash flow hedges recorded within accumulated other comprehensive loss as of September 30, 2009 totaled $3,635, net of tax of $2,199. Of this amount, $1,154 of unrealized gain, net of tax of $378, is expected to be reclassified into earnings during the next 12 months due to settlement of the associated underlying obligations. The total unrealized fair value loss on cash flow hedges as of December 31, 2008 totaled $10,663, net of tax of $4,160. See Note 5 to our Condensed Consolidated Financial Statements for additional discussion relative to our financial instruments.

Accumulated other comprehensive loss of $17,792 reported on our condensed consolidated balance sheet at September 30, 2009 included the following, net of tax: $1,298 of currency translation adjustment loss, net of tax of $444; $3,635 of unrealized fair value loss on cash flow hedges, net of tax of $2,199; $606 of unrecognized net prior service pension credits, net of tax of $330; and $13,465 of unrecognized net actuarial pension losses, net of tax of $1,964.
4. Goodwill and Other Intangibles
Goodwill
At September 30, 2009 and December 31, 2008, our goodwill balances were $963,633 and $962,305, respectively, attributable to the excess of the purchase price over the fair value of assets and liabilities acquired as part of previous acquisitions.
The net increase in goodwill for the nine-month period ended September 30, 2009 primarily relates to the impact of foreign currency translation, partially offset by an adjustment to previously estimated severance-related accruals associated with a prior acquisition and a reduction associated with U.S. tax goodwill in excess of book goodwill.
The change in goodwill for the nine-month period ended September 30, 2009 was as follows:

Total
Balance at December 31, 2008	$962,305
Foreign currency translation	9,817
Prior acquisition related adjustments	(6,970)
Tax goodwill in excess of book goodwill	(1,519)

Balance at September 30, 2009	$963,633

Impairment Testing—The FASB ASC’s Intangibles-Goodwill and Other Topic 350 (formerly SFAS 142) states that goodwill and indefinite-lived intangible assets are not amortized to earnings, but instead are reviewed for impairment at least annually via a two-phase process, absent any indicators of impairment. The first phase screens for impairment, while the second phase, if necessary, measures impairment. We have elected to perform our annual analysis of goodwill during the fourth quarter of each year based upon balances as of the beginning of the fourth quarter. Impairment testing of goodwill is accomplished by comparing an estimate of discounted future cash flows to the net book value of each applicable reporting unit. No indicators of goodwill impairment have been identified during 2009.

Other Intangible Assets
The following table provides a breakout of our other intangibles balances for the periods ended September 30, 2009 and December 31, 2008, including weighted-average useful lives for each major intangible asset class and in total:

	September 30, 2009		December 31, 2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets (weighted average life)
Technology (15 years)	$207,406	$(26,593)	$204,020	$(15,944)
Tradenames (9 years)	39,210	(12,250)	38,877	(7,568)
Backlog (4 years)	15,096	(7,907)	14,717	(4,608)
Lease agreements (5 years)	3,422	1,828	3,184	1,167
Non-compete agreements (7 years)	3,146	(801)	3,005	(481)

Total amortizable intangible assets (13 years)	$268,280	$(45,723)	$263,803	$(27,434)

The change in other intangibles for the nine-month period ended September 30, 2009 relates to additional amortization expense and the impact of foreign currency translation. Amortization expense for the period totaled $17,553.
5. Financial Instruments
Forward Contracts—Although we do not engage in currency speculation, we periodically use forward contracts to mitigate certain operating exposures and to hedge intercompany loans utilized to finance non-U.S. subsidiaries.
As of September 30, 2009, our outstanding contracts to hedge intercompany loans and certain operating exposures are summarized as follows:

		Contract	Weighted Average
Currency Sold	Currency Purchased	Amount (1)	Contract Rate
Forward contracts to hedge intercompany loans: (2)
U.S. Dollar	Euro	$143,023	0.70
U.S. Dollar	Australian Dollar	$100,162	1.19
British Pound	U.S. Dollar	$113,132	0.62
U.S. Dollar	Canadian Dollar	$81,246	1.10
U.S. Dollar	Singapore Dollar	$11,647	1.43
U.S. Dollar	South African Rand	$2,804	7.81
U.S. Dollar	Czech Republic Koruna	$1,577	17.58
U.S. Dollar	Angolan Kwanza	$3	70.45

Forward contracts to hedge certain operating exposures: (3)
U.S. Dollar	Chilean Peso	$24,489	574.76
U.S. Dollar	Peruvian Nuevo Sol	$22,914	3.07
U.S. Dollar	British Pound	$4,485	0.61
U.S. Dollar	Euro	$4,458	0.70
U.S. Dollar	Norwegian Krone	$101	6.25
British Pound	Euro	£4,217	1.13
British Pound	Swiss Francs	£211	1.74

(1)
Represents the notional U.S. dollar equivalent at inception of the contract, with the exception of forward contracts to sell 4,217 British Pounds for 4,785 Euros and 211 British Pounds for 366 Swiss Francs. These contracts are denominated in British Pounds and their total notional value equates to approximately $7,076 at September 30, 2009.

(2)
These contracts, for which we do not seek hedge accounting treatment under the FASB ASC’s Derivatives and Hedging Topic 815, generally mature within seven days of quarter-end and are marked-to-market within cost of revenue in the condensed consolidated statements of operations, generally offsetting any translation gains/losses on the underlying transactions. At September 30, 2009, the fair value of these contracts was a gain totaling $12,078 and, of the total mark-to-market value, $13,001 was recorded in other current assets and $923 was recorded in accrued liabilities on the condensed consolidated balance sheet.

(3)
Represent primarily forward contracts that hedge forecasted transactions and firm commitments and generally mature within two years of quarter-end. Certain of these hedges are designated as “cash flow hedges” under the FASB ASC’s Derivatives and Hedging Topic 815 and exclude forward points, which represent the time-value component of the fair value of these derivative positions, from our hedge assessment analysis. This time-value component is recognized as ineffectiveness within cost of revenue in the condensed consolidated statements of operations and was an unrealized gain totaling approximately $397 during the nine-month period ended September 30, 2009. The unrealized hedge fair value gain associated with instruments for which we do not seek hedge accounting treatment totaled $2,659 and was recognized within cost of revenue in the condensed consolidated statement of operations. Our total unrealized hedge fair value gain recognized within cost of revenue for the nine-month period ended September 30, 2009 was $3,056. At September 30, 2009, the fair value of these outstanding forward contracts was a gain totaling $3,039, including the total foreign currency exchange gain related to ineffectiveness. Of this total mark-to-market value, $5,207 was recorded in other current assets, $2,125 was recorded in accrued liabilities and $43 was recorded in other non-current liabilities on the condensed consolidated balance sheet.

Interest Rate Swap—We have entered a swap arrangement to hedge against interest rate variability associated with our $160,000 term loan (the “Term Loan”). The swap arrangement has been designated as a cash flow hedge under the FASB ASC’s Derivatives and Hedging Topic 815 as the critical terms matched those of the Term Loan at inception and as of September 30, 2009. We will continue to assess hedge effectiveness of the swap transaction prospectively. At September 30, 2009, the fair value of our interest rate swap was a loss totaling $7,353 and of the total mark-to-market value, $4,733 was recorded in accrued liabilities and $2,620 was recorded in other non-current liabilities on the condensed consolidated balance sheet.

The following table presents our financial instruments carried at fair value as of September 30, 2009, by caption on the condensed consolidated balance sheet and by valuation hierarchy:

		Internal models with	Internal models with	Total carrying
	Quoted market	significant	significant	value on the
	prices in active	observable market	unobservable market	condensed consolidated
	markets (Level 1)	parameters (Level 2) (1)	parameters (Level 3)	balance sheet
Assets
Other current assets	$—	$18,208	$—	$18,208
Other non-current assets	—	—	—	—

Total assets at fair value	$—	$18,208	$—	$18,208

Liabilities
Accrued liabilities	$—	$(7,781)	$—	$(7,781)
Other non-current liabilities	—	(2,663)	—	(2,663)

Total liabilities at fair value	$—	$(10,444)	$—	$(10,444)

(1)
These fair values are inclusive of outstanding forward contracts to hedge intercompany loans and certain operating exposures, and the swap arrangement entered to hedge against interest rate variability associated with our Term Loan. The total assets at fair value above represent the maximum loss that we would incur if the applicable counterparties failed to perform according to the hedge contracts.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Exchange-traded derivatives that are valued using quoted prices are classified within level 1 of the valuation hierarchy. However, few classes of derivative contracts are listed on an exchange; thus, our derivative positions are classified within level 2 of the valuation hierarchy, as they are valued using internally-developed models that use, as their basis, readily observable market parameters. In some cases, derivatives may be valued based upon models with significant unobservable market parameters and would be classified within level 3 of the valuation hierarchy. We did not have any level 3 classifications as of September 30, 2009.
As discussed in Note 1 to the Condensed Consolidated Financial Statements, during the first quarter of 2009 we adopted FASB ASC’s Derivatives and Hedging Topic 815-10 (formerly SFAS 161). This FASB topic requires enhanced disclosures of an entity’s strategy associated with the use of derivative instruments, how derivative instruments and the related hedged items are accounted for and how they affect an entity’s financial position, financial performance and cash flows.
As previously noted, we are exposed to certain market risks, including the effects of changes in foreign currency exchange rates and interest rates, and use derivatives to manage financial exposures that occur in the normal course of business. We do not hold or issue derivatives for trading purposes.
We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives to either specific firm commitments or highly-probable forecasted transactions. We also enter into foreign exchange forward contracts to mitigate the change in fair value of intercompany loans utilized to finance non-U.S. subsidiaries, and these forwards are not designated as hedging instruments under the FASB ASC’s Derivatives and Hedging Topic 815. Changes in the fair value of these hedge positions are recognized within cost of revenue, in the condensed consolidated statements of operations, offsetting the gain or loss on the hedged item.
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

Finally, we are exposed to counterparty credit risk associated with non-performance on our hedging instruments and our risk is limited to total unrealized gains on current positions. The fair value of our derivatives reflects this credit risk. To help mitigate this risk, we transact only with counterparties that are rated as investment grade or higher and monitor all such counterparties on a continuous basis.
The following table presents total fair value and balance sheet classification, by underlying risk, for derivatives designated as cash flow hedges under the FASB ASC’s Derivatives and Hedging Topic 815-10 as well as those not designated as hedge instruments:

	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Classification	Value	Classification	Value
Derivatives designated as hedging instruments

Interest rate contracts	Other current and non-current assets	$—	Accrued and other non-current liabilities	$(7,353)

Foreign exchange contracts	Other current and non-current assets	2,144	Accrued and other non- current liabilities	(229)

		$2,144		$(7,582)

Derivatives not designated as hedging instruments

Interest rate contracts	Other current and non-current assets	$—	Accrued and other non- current liabilities	$—

Foreign exchange contracts	Other current and non-current assets	16,064	Accrued and other non- current liabilities	(2,862)

		$16,064		$(2,862)

Total fair value		$18,208		$(10,444)

Additionally, the following tables present the total fair value included within accumulated other comprehensive loss on the condensed consolidated balance sheet as of September 30, 2009, the total value reclassified from accumulated other comprehensive income (loss) to cost of revenue on the statement of operations during the three and nine-month periods ended September 30, 2009 and the total gain recognized due to exclusion of forward points from our hedge assessment analysis, during the three and nine-month periods ended September 30, 2009, by underlying risk:

			Amount of Gain (Loss)
	Amount of Gain (Loss)	Classification of Gain (Loss)	Reclassified from
Derivatives in	Recognized in AOCI on	Reclassified from	AOCI into
Cash Flow Hedging	Effective Derivative Portion	AOCI into	Income (Effective Portion)
Relationships	2009	Income (Effective Portion)	Q3 2009	YTD 2009

Interest rate contracts	$(7,353)	N/A	$—	$—
Foreign exchange contracts	1,518	Cost of revenue	1,110	(3,894)

Total	$(5,835)		$1,110	$(3,894)

Amount of Gain (Loss)
	Classification of Gain (Loss)	Recognized in Income on
	Recognized in Income on	Derivative (Ineffective
Derivatives in	Derivative (Ineffective	Portion and Amount Excluded
Cash Flow Hedging	Portion and Amount Excluded	from Effectiveness Testing)
Relationships	from Effectiveness Testing)	Q3 2009	YTD 2009

Interest rate contracts	N/A	$—	$—
Foreign exchange contracts	Cost of revenue	(541)	397

Total		$(541)	$397

The following table presents the total gain recognized for instruments for which we do not seek hedge accounting treatment for the three and nine-month periods ended September 30, 2009:

		Amount of Gain (Loss)
	Classification of Gain (Loss)	Recognized in Income on
Derivatives Not Designated	Recognized in Income on	Derivatives
as Hedging Instruments	Derivatives	Q3 2009	YTD 2009

Interest rate contracts	N/A	$—	$—
Foreign exchange contracts	Cost of revenue	21,627	14,737

Total		$21,627	$14,737

Fair Value—The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and notes payable approximates their fair values because of the short-term nature of these instruments. At September 30, 2009, the fair value of our long-term debt, based on the current market rates for debt with similar credit risk and maturity, approximated the value recorded on our condensed consolidated balance sheet as interest is based upon LIBOR plus an applicable floating spread and is paid quarterly in arrears.

6. Retirement Benefits
We previously disclosed in our Consolidated Financial Statements for the year ended December 31, 2008 that in 2009, we expected to contribute $16,210 and $3,500 to our defined benefit and other postretirement plans, respectively. The following table provides updated contribution information for our defined benefit and postretirement plans as of September 30, 2009:

	Defined	Other Postretirement
	Benefit Plans	Benefits
Contributions made through September 30, 2009	$11,969	$1,757
Remaining contributions expected for 2009	4,259	1,024

Total contributions expected for 2009	$16,228	$2,781

Components of Net Periodic Benefit Cost

	Defined		Other Postretirement
	Benefit Plans		Benefits
Three months ended September 30,	2009	2008	2009	2008
Service cost	$1,264	$2,953	$217	$425
Interest cost	6,932	7,602	878	789
Expected return on plan assets	(5,377)	(7,300)	—	—
Amortization of prior service costs (credits)	6	6	(67)	(66)
Recognized net actuarial loss (gain)	145	14	15	(41)

Net periodic benefit cost	$2,970	$3,275	$1,043	$1,107

	Defined		Other Postretirement
	Benefit Plans		Benefits
Nine months ended September 30,	2009	2008	2009	2008
Service cost	$4,704	$9,061	$1,121	$1,275
Interest cost	20,038	23,254	2,559	2,374
Expected return on plan assets	(15,395)	(22,353)	—	—
Amortization of prior service costs (credits)	18	19	(201)	(201)
Recognized net actuarial loss (gain)	389	41	(154)	(126)

Net periodic benefit cost	$9,754	$10,022	$3,325	$3,322

7. Segment Information
Beginning in the first quarter of 2009, our management structure and internal and public segment reporting were aligned based upon three distinct business sectors, rather than our historical practice of reporting based upon discrete geographic regions and Lummus Technology. These three business sectors are CB&I Steel Plate Structures, CB&I Lummus (which includes Energy Processes and Liquefied Natural Gas (“LNG”) terminal projects) and Lummus Technology.
The Chief Executive Officer evaluates the performance of these sectors based on revenue and income from operations. Each segment’s performance reflects an allocation of corporate costs, which is based primarily on revenue. Intersegment revenue is not material.

Our 2008 results below have been reported consistent with this new business sector structure:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue
CB&I Steel Plate Structures	$383,453	$500,489	$1,261,458	$1,460,475
CB&I Lummus	528,347	952,669	1,994,994	2,634,985
Lummus Technology	98,601	110,551	262,038	336,134

Total revenue	$1,010,401	$1,563,709	$3,518,490	$4,431,594

Income (Loss) From Operations
CB&I Steel Plate Structures	$34,284	$54,108	$105,049	$157,762
CB&I Lummus	18,551	(29,623)	75,095	(326,300)
Lummus Technology	21,641	27,337	56,989	82,858

Total income (loss) from operations	$74,476	$51,822	$237,133	$(85,680)

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
Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Through September 30, 2009, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 4,700 plaintiffs and, of those claims, approximately 1,400 claims were pending and 3,300 have been closed through dismissals or settlements. Through September 30, 2009, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount of approximately one thousand dollars per claim. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. We review each case on its own merits and make accruals based on the probability of loss and our estimates of the amount of liability and related expenses, if any. We do not currently believe that any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flows, and, at September 30, 2009, we had accrued approximately $1,800 for liability and related expenses. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that we may expect to recover because of the variability in coverage amounts, deductibles, limitations and viability of carriers with respect to our insurance policies for the years in question.

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
Change in Reporting Segments—Beginning in the first quarter of 2009, our management structure and internal and public segment reporting were aligned based upon three distinct business sectors, rather than our historical practice of reporting based upon discrete geographic regions and Lummus Technology. These three business sectors are CB&I Steel Plate Structures, CB&I Lummus (which includes Energy Processes and LNG terminal projects) and Lummus Technology. Our discussion and analysis below reflects this change.
Results of Operations
Current Market Conditions—Although the global marketplace has stabilized to some degree from the extreme volatility at the beginning of 2009 and crude oil prices have rebounded, there remains a high degree of uncertainty in our markets around the world, with a risk that our current and prospective projects may be delayed or canceled.
We continue to have a broad diversity within the entire energy project spectrum, with nearly 70% of our anticipated 2009 revenue coming from outside the U.S. Our revenue mix will continue to evolve consistent with changes in our backlog mix, as well as shifts in future global demand. With the decrease in gasoline consumption, U.S. refinery investments projected for 2009 have slowed. However, we currently anticipate that investment in Steel Plate Structures and Energy Processes projects will remain strong in many parts of the world. LNG investment also continues, with liquefaction projects increasing in comparison to regasification projects in certain geographies.
Consolidated Results —
New Awards/Backlog—During the three months ended September 30, 2009, new awards, representing the value of new project commitments received during a given period, were $1.6 billion, compared with $703.7 million during the comparable 2008 period. These commitments are included in backlog until work is performed and revenue is recognized, or until cancellation. The increase in new awards over the comparable prior-year period was primarily due to significant storage tank awards during the current quarter for CB&I Steel Plate Structures. Our current quarter new awards were distributed among our business sectors as follows: CB&I Steel Plate Structures - $1.4 billion (87%), CB&I Lummus — $109.7 million (7%), and Lummus Technology — $97.3 million (6%). New awards for the nine months ended September 30, 2009 totaled $2.7 billion versus $3.2 billion in the comparable prior-year period. See Segment Results below for further discussion.
Backlog at September 30, 2009 was approximately $4.9 billion, compared with $5.7 billion at December 31, 2008.
Revenue—Revenue of $1.0 billion during the three months ended September 30, 2009 decreased $553.3 million, or 35%, as compared with the corresponding 2008 period. Revenue decreased $117.0 million (23%) for CB&I Steel Plate Structures, $424.3 million (45%) for CB&I Lummus and $12.0 million (11%) for Lummus Technology. Revenue for the nine months ended September 30, 2009 of $3.5 billion, decreased $913.1 million, or 21% as compared to the prior year period. See Segment Results below for further discussion.

Gross Profit—We recognized gross profit of $117.5 million (11.6% of revenue) during the current year quarter compared with gross profit of $100.7 million (6.4% of revenue) during the third quarter 2008. During the third quarter 2008, CB&I Lummus recognized an $86.0 million charge associated with the South Hook and Isle of Grain II projects in the United Kingdom (“the U.K. Projects”). Our results for the third quarter 2009 included a charge of $17.9 million for the South Hook project. The net impact of other project charges and claim settlements in the period was not significant. Gross profit for the first nine months of 2009 was $394.6 million (11.2% of revenue), compared with $68.8 million (1.6% of revenue) during the comparable prior year period. The prior year nine-month period reflects a $424.0 million charge for the U.K. projects. Although the comparable current year period reflects a $65.0 million charge for the South Hook project, the period benefited from a favorable second quarter claim settlement and a favorable project mix.
Selling and Administrative Expenses—Selling and administrative expenses for the three months ended September 30, 2009 were $48.3 million (4.8% of revenue), compared with $54.9 million (3.5% of revenue), for the comparable 2008 period. Selling and administrative expenses for the nine months ended September 30, 2009 were $158.8 million (4.5% of revenue), compared with $171.0 million (3.9% of revenue), for the comparable 2008 period. The absolute dollar decrease as compared to 2008 for both the quarter and year-to-date periods is primarily attributable to a significant reduction in our global and business sector administrative support costs, partly offset by higher estimated incentive program costs.
Equity Earnings—Equity earnings totaled $9.9 million and $28.8 million for the three and nine months ended September 30, 2009 compared to $12.0 million and $34.2 million for the comparable periods of 2008. The decrease for the three and nine month periods is due primarily to higher technology licensing and catalyst sales for various proprietary technologies in joint venture investments within Lummus Technology during 2008 as compared to the current periods.
Other Operating (Income) Expense—Other operating income for the three months ended September 30, 2009 was ($1.5) million versus expense of $0.1 million in the comparable 2008 period. Other operating expense for the nine months ended September 30, 2009 was $9.9 million, versus $0.1 million in the comparable 2008 period. The current quarter and year-to-date period included a gain associated with the sale of a non-controlling equity investment held by CB&I Lummus. The current quarter gain was partially offset primarily by ongoing severance costs. The year-to-date period gain was offset by severance costs, costs associated with the reorganization of our business sectors in early 2009, and costs associated with the closure of certain fabrication facilities in the United States, which we expect to be completed by the fourth quarter of 2009.
Income (Loss) from Operations—Income from operations for the three and nine months ended September 30, 2009 was $74.5 million and $237.1 million, respectively, versus income from operations of $51.8 million and a loss from operations of ($85.7) million, respectively, during the comparable prior year periods. The increase during both the three and nine months ended September 30, 2009, as compared to the comparable prior year periods, was due to the reasons noted above.
Interest Expense and Interest Income—Interest expense was $4.9 million and $16.0 million, respectively, during the three and nine-month periods ended September 30, 2009, compared with $5.4 million and $14.5 million for the corresponding 2008 periods. The $0.5 million decrease during the current year quarter, as compared to the comparable prior year period, was primarily due to a lower outstanding balance on our Term Loan. The $1.5 million increase for the year-to-date period was attributable to higher periodic borrowings on our revolving credit facility during the first half of 2009, partly offset by a lower outstanding balance on our Term Loan. Interest income was $0.4 million and $1.2 million, respectively, during the three and nine-month periods ended September 30, 2009, compared with $1.7 million and $7.2 million for the same period in 2008. The decrease for both the quarter and year-to-date periods was due to lower short-term investment levels and lower rates of return.

Income Tax Expense—Income tax expense for the three and nine months ended September 30, 2009 was $28.1 million (40.1% of pre-tax income), and $85.3 million (38.4% of pre-tax income), respectively, versus income tax expense of $37.8 million (78.5% of pre-tax income), and an income tax benefit of $8.6 million (9.2% of pre-tax loss), respectively, in the comparable periods of 2008. The prior-year periods were impacted by the aforementioned charges on the U.K. Projects, for which we did not provide an income tax benefit for their net losses in the third quarter of 2008. Our 2009 third quarter and year-to-date rates also reflect the impact of project losses in the U.K., where we have not provided an associated income tax benefit, partially offset by the income tax benefit of net operating losses utilized in other jurisdictions.
Net Income Attributable to Noncontrolling Interests—Net income attributable to noncontrolling interests for the three and nine months ended September 30, 2009 was $1.1 million and $3.9 million compared with $1.8 million and $5.3 million for the comparable periods in 2008. The changes compared with 2008 are commensurate with the levels of operating income for the contracting entities.
Segment Results —
CB&I Steel Plate Structures
New Awards/Backlog—During the three months ended September 30, 2009, new awards were $1.4 billion compared with $338.4 million in the comparable prior-year period. Significant new awards during the current quarter included low temperature/cryogenic and ambient storage tanks in the Middle East (approximately $530.0 million), LNG and condensate storage tank in Australia, (approximately $550.0 million) and a crude oil terminal expansion project in Panama (approximately $100.0 million). New awards for the nine months ended September 30, 2009 totaled $2.0 billion versus $1.8 billion in the comparable prior-year period.
Revenue—Revenue of $383.5 million during the three months ended September 30, 2009 decreased $117.0 million, or 23%, as compared with the corresponding 2008 period. The decrease in the current year period relative to the comparable prior year period was primarily due to reduced oil sands related work in Canada. Revenue during the nine months ended September 30, 2009 of $1.3 billion, decreased $199.0 million, or 14%, as compared to the prior year period, also as a result of a lower volume of work in Canada and the wind down of two large projects in Australia.
Income from Operations—Income from operations for the three and nine months ended September 30, 2009 was $34.3 million (8.9% of revenue) and $105.0 million (8.3% of revenue), respectively, versus $54.1 million (10.8% of revenue) and $157.8 million (10.8% of revenue), respectively, during the comparable prior year periods. Both the three and nine months ended September 30, 2009, were impacted by lower overhead recoveries on lower revenue volume and higher pre-contract, severance and facility closure costs. Additionally, the prior year periods benefited from a more favorable project mix, principally in the Middle East and Canada.
CB&I Lummus
New Awards/Backlog—During the three months ended September 30, 2009, new awards were $109.7 million compared with $220.3 million in the comparable prior-year period. New awards included scope increases on existing work in South America and various other awards throughout the world. New awards for the nine months ended September 30, 2009 totaled $491.6 million versus $936.3 million in the comparable prior-year period.
Revenue—Revenue of $528.3 million during the three months ended September 30, 2009 decreased $424.3 million, or 45%, as compared with the corresponding 2008 period. Revenue during the nine months ended September 30, 2009 of $2.0 billion, decreased $640.0 million, or 24%, as compared to the prior-year period. The 2009 quarter and year-to-date periods were impacted by a lower volume of LNG terminal work in the U.S., Europe and South America, partially offset by higher revenue for refinery work in Europe, as compared to the comparable prior year periods.

Income (Loss) from Operations—Income from operations for the three and nine months ended September 30, 2009 was $18.6 million (3.5% of revenue) and $75.1 million (3.8% of revenue), respectively, versus a loss from operations of ($29.6) million (3.1% of revenue) and ($326.3) million (12.4% of revenue), respectively, during the comparable prior-year periods. Included in the 2008 quarter was an $86.0 million charge for the U.K. Projects. Our results for the 2009 third quarter included a $17.9 million charge for the South Hook project. The net impact of other project charges and claim settlements was not significant; however, the period was impacted by lower overhead recoveries on lower revenue volume. Included in our 2008 nine-month results was a $424.0 million charge for the U.K. Projects. Although our comparable 2009 nine-month results included a $65.0 million charge for the South Hook project, the period benefited from a favorable second quarter claim settlement and a favorable project mix.
The additional 2009 charges for the South Hook project reflect continued cost increases from poor labor productivity and subcontractor performance. If weather factors, labor productivity and subcontractor performance on the project were to decline from amounts utilized in our current estimates, our schedule for project completion, and our future results of operations would be negatively impacted.
Lummus Technology
New Awards/Backlog—During the three months ended September 30, 2009, new awards for Lummus Technology were $97.3 million compared with $144.9 million in the comparable prior year period. Significant new awards for Lummus Technology included an ethylene cracking heaters award (approximately $40.0 million). New awards for the nine months ended September 30, 2009 totaled $224.8 million versus $476.8 million in the comparable prior-year period. The decrease for both the three and nine month 2009 periods as compared to the comparable prior-year period was due to fewer licensing and heater supply awards.
Revenue—Revenue of $98.6 million during the three months ended September 30, 2009 decreased $12.0 million, or 11%, as compared with the corresponding 2008 period. Revenue during the nine months ended September 30, 2009 of $262.0 million, decreased $74.1 million, or 22%, as compared to the prior-year period. Both the current quarter and year-to-date periods were impacted by fewer licensing and heater supply contracts.
Income from Operations—Income from operations for the three and nine months ended September 30, 2009 was $21.6 million (21.9% of revenue) and $57.0 million (21.7% of revenue), respectively, versus $27.3 million (24.7% of revenue) and $82.9 million (24.7% of revenue), respectively, during the comparable prior year periods. Both the three and nine months ended September 30, 2009 were impacted by lower revenue volume and lower equity earnings on fewer licensing awards, offset partially by lower selling and administrative costs, as compared to the prior year periods.
Goodwill—Based upon our current strategic planning and associated goodwill impairment assessments, we do not believe there is a reasonable possibility that our reporting units are at risk of recognizing a goodwill impairment charge.
Liquidity and Capital Resources
At September 30, 2009, cash and cash equivalents totaled $212.0 million.
Operating—During the first nine months of 2009, cash provided by operating activities totaled $107.8 million, as cash flow from earnings was partially offset by year-to-date payments on our major CB&I Lummus LNG projects.
Investing—In the first nine months of 2009, we invested $36.1 million for capital expenditures, primarily in support of projects and facilities. These expenditures were partially offset by $19.2 million of proceeds from the sales of property, plant and equipment and a non-controlling equity investment in the third quarter.
We continue to evaluate and selectively pursue opportunities for additional expansion of our business through the acquisition of complementary businesses. These acquisitions, if they arise, may involve the use of cash or may require further debt or equity financing.

Financing—During the first nine months of 2009, net cash flows generated from financing activities totaled $32.8 million, primarily as a result of our issuance of shares associated with our Share Issuance Program (see below) and our stock-based compensation plans of $24.2 million and $7.4 million, respectively. Dividends were suspended beginning in the first quarter of 2009.
To raise additional capital, effective August 18, 2009, we entered into a Sales Agency Agreement pursuant to which we may issue and sell from time to time through our sales agent, up to 10 million shares of our common stock. We anticipate that we may issue and sell up to 5 million shares through the end of 2009. We expect to use net proceeds from sales of our common stock for general corporate purposes. During the three-months ended September 30, 2009, we sold 1,449,507 shares.
Our primary internal source of liquidity is cash flow generated from operations. Capacity under a revolving credit facility is also available, if necessary, to fund operating or investing activities. We have a five-year, $1.1 billion, committed and unsecured revolving credit facility, which terminates in October 2011. As of September 30, 2009, no direct borrowings were outstanding under the revolving credit facility, but we had issued $389.4 million of letters of credit under the five-year facility. Such letters of credit are generally issued to customers in the ordinary course of business to support advance payments and performance guarantees or in lieu of retention on our contracts. As of September 30, 2009, we had $710.6 million of available capacity under this facility. The facility contains a borrowing sublimit of $550.0 million and certain restrictive covenants, the most restrictive of which include a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum net worth level. The facility also places restrictions on us with regard to subsidiary indebtedness, sales of assets, liens, investments, type of business conducted and mergers and acquisitions, among other restrictions.
In addition to the revolving credit facility, we have three committed and unsecured letter of credit and term loan agreements (the “LC Agreements”) with Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., and various private placement note investors. Under the terms of the LC Agreements, either banking institution (the “LC Issuers”) can issue letters of credit. In the aggregate, the LC Agreements provide up to $275.0 million of capacity. As of September 30, 2009, no direct borrowings were outstanding under the LC Agreements, but all three tranches of LC Agreements were fully utilized. Tranche A, a $50.0 million facility, and Tranche B, a $100.0 million facility, are both five-year facilities which terminate in November 2011, and Tranche C is an eight-year, $125.0 million facility expiring in November 2014. The LC Agreements contain certain restrictive covenants, the most restrictive of which include a minimum net worth level, a minimum fixed charge coverage ratio and a maximum leverage ratio. The LC Agreements also include restrictions with regard to subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, affiliate transactions, sales and leasebacks, and mergers and acquisitions, among other restrictions. In the event of default under the LC Agreements, including our failure to reimburse a draw against an issued letter of credit, the LC Issuer could transfer its claim against us, to the extent such amount is due and payable by us, no later than the stated maturity of the respective LC Agreement. In addition to quarterly letter of credit fees that we pay under the LC Agreements, to the extent that a term loan is in effect, we would also be assessed a floating rate of interest over LIBOR.
We also have various short-term, uncommitted revolving credit facilities across several geographic regions of approximately $1.5 billion. These facilities are generally used to provide letters of credit or bank guarantees to customers in the ordinary course of business to support advance payments, performance guarantees or in lieu of retention on our contracts. At September 30, 2009, we had available capacity of $685.0 million under these uncommitted facilities. In addition to providing letters of credit or bank guarantees, we also issue surety bonds in the ordinary course of business to support our contract performance.
Additionally, we have a $160.0 million unsecured Term Loan facility with JPMorgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A., as syndication agent. Interest under the Term Loan is based upon LIBOR plus an applicable floating spread and is paid quarterly in arrears. We also have an interest rate swap that provides for an interest rate of approximately 5.6%, inclusive of the applicable floating spread. The Term Loan will continue to be repaid in equal installments of $40.0 million per year, with the last principal payment due in November 2012. The Term Loan contains similar restrictive covenants to the ones noted above for the revolving credit facility.

We could be impacted as a result of the current global financial, credit, and economic crisis if our customers delay or cancel projects, if our customers experience a material change in their ability to pay us, if we are unable to meet our restrictive covenants, or if the banks associated with our current, committed and unsecured revolving credit facility, committed and unsecured letter of credit and term loan agreements, and uncommitted revolving credit facilities, were to cease or reduce operations.
We were in compliance with all restrictive lending covenants as of September 30, 2009; however, our ability to remain in compliance and the availability of such lending facilities could be impacted by circumstances or conditions beyond our control caused by the global financial, credit, and economic crisis, including but not limited to, cancellation of contracts, changes in currency exchange or interest rates, performance of pension plan assets, or changes in actuarial assumptions.
As of September 30, 2009, the following commitments were in place to support our ordinary course obligations:

	Amounts of Commitments by Expiration Period
(In thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Letters of Credit/Bank Guarantees	$1,462,510	$794,587	$612,640	$49,005	$6,278
Surety Bonds	259,378	132,118	127,225	35	—

Total Commitments	$1,721,888	$926,705	$739,865	$49,040	$6,278

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
We are a defendant in a number of lawsuits arising in the normal course of business and we have in place appropriate insurance coverage for the type of work that we have performed. As a matter of standard policy, we review our litigation accrual quarterly and as further information is known on pending cases, increases or decreases, as appropriate, may be recorded in accordance with the FASB ASC’s Commitments and Contingencies Topics.
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
We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements:
Revenue Recognition—Revenue is primarily recognized using the percentage-of-completion method. Our contracts are awarded on a competitive bid and negotiated basis. We offer our customers a range of contracting options, including fixed-price, cost reimbursable and hybrid approaches. Contract revenue is primarily recognized based on the percentage that actual costs-to-date bear to total estimated costs. We utilize this cost-to-cost approach as we believe this method is less subjective than relying on assessments of physical progress. We follow the guidance of the FASB ASC’s Revenue Recognition Topic 605-35 (formerly SOP 81-1) for accounting policies relating to our use of the percentage-of-completion method, estimating costs and revenue recognition, including the recognition of profit incentives, combining and segmenting contracts and unapproved change order/claim recognition. Under the cost-to-cost approach, the most widely recognized method used for percentage-of-completion accounting, the use of estimated cost to complete each contract is a significant variable in the process of determining revenue recognized and is a significant factor in the accounting for contracts. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including the reversal of any profit recognized in prior periods. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates.
Contract revenue reflects the original contract price adjusted for approved change orders and estimated minimum recoveries of unapproved change orders and claims. We recognize revenue associated with unapproved change orders and claims to the extent that related costs have been incurred when recovery is probable and the value can be reliably estimated. At September 30, 2009, we had no material unapproved change orders/claims recognized. At December 31, 2008, we had projects with outstanding unapproved change orders/claims of approximately $50.0 million factored into the determination of their revenue and estimated costs.
Losses expected to be incurred on contracts in progress are charged to earnings in the period such losses become known. For projects in a significant loss position, during the three-month period ended September 30, 2009 we recognized net losses of approximately $25.5 million and during the nine-month period ended September 30, 2009 we recognized net losses of approximately $66.5 million. Recognized losses during the comparable three-month period of 2008 were approximately $89.0 million and during the comparable nine-month period of 2008 recognized losses were approximately $416.0 million.
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

Financial Instruments—Although we do not engage in currency speculation, we use forward contracts on an on-going basis to mitigate certain operating exposures, as well as hedge intercompany loans utilized to finance non-U.S. subsidiaries. Hedge contracts utilized to mitigate operating exposures are generally designated as “cash flow hedges” under the FASB ASC’s Derivatives and Hedging Topic 815 (formerly SFAS 133). Therefore, gains and losses, exclusive of forward points and credit risk, are included in accumulated other comprehensive income (loss) on the condensed consolidated balance sheets until the associated underlying operating exposure impacts our earnings. Gains and losses associated with instruments deemed ineffective during the period, if any, and instruments for which we do not seek hedge accounting treatment, including those instruments used to hedge intercompany loans, are recognized within cost of revenue in the condensed consolidated statements of operations. Additionally, changes in the fair value of forward points are recognized within cost of revenue in the condensed consolidated statements of operations.
We have also entered a swap arrangement to hedge against interest rate variability associated with our $160.0 million Term Loan. The swap arrangement is designated as a cash flow hedge under the FASB ASC’s Derivatives and Hedging Topic 815 (formerly SFAS 133), as the critical terms matched those of the Term Loan at inception and as of September 30, 2009. We will continue to assess hedge effectiveness of the swap transaction prospectively. Our other financial instruments are not significant.
Income Taxes—Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The final realization of the deferred tax asset depends on our ability to generate sufficient taxable income of the appropriate character in the future and in appropriate jurisdictions. We have not provided a valuation allowance against our remaining U.K. net operating loss carryforward asset of approximately $80.0 million (value at December 31, 2008) as we believe it is more likely than not that it will be utilized from future earnings and contracting strategies.
Under the guidance of the FASB ASC’s Income Taxes Topic 740-10 (formerly FIN 48), we provide for income taxes in situations where we have and have not received tax assessments. Taxes are provided in those instances where we consider it probable that additional taxes will be due in excess of amounts reflected in income tax returns filed worldwide. As a matter of standard policy, we continually review our exposure to additional income taxes due and as further information is known, increases or decreases, as appropriate, may be recorded.
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
Recoverability of Goodwill—The FASB ASC’s Intangibles-Goodwill and Other Topic 350 (formerly SFAS 142) states that goodwill and indefinite-lived intangible assets are not amortized to earnings, but instead are reviewed for impairment at least annually via a two-phase process, absent any indicators of impairment. The goodwill impairment analysis conducted in accordance with this topic requires us to allocate goodwill to our reporting units, compare the fair value of each reporting unit with its carrying amount, including goodwill, and then, if necessary, record a goodwill impairment charge in an amount equal to the excess, if any, of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. The primary method we employ to estimate these fair values is the discounted cash flow method. This methodology is based, to a large extent, on assumptions about future events, which may or may not occur as anticipated and such deviations could have a significant impact on the estimated fair values calculated. These assumptions include, but are not limited to, estimates of future growth rates, discount rates and terminal values of reporting units. Our goodwill balance at September 30, 2009 was $963.6 million.

Forward-Looking Statements
This quarterly report on Form 10-Q, including all documents incorporated by reference, contains forward-looking statements regarding CB&I and represents our expectations and beliefs concerning future events. These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995 as set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements included herein or incorporated herein by reference include or may include, but are not limited to, (and you should read carefully) any statements that are predictive in nature, depend upon or refer to future events or conditions, or use or contain words, terms, phrases, or expressions such as “achieve”, “forecast”, “plan”, “propose”, “strategy”, “envision”, “hope”, “will”, “continue”, “potential”, “expect”, “believe”, “anticipate”, “project”, “estimate”, “predict”, “intend”, “should”, “could”, “may”, “might”, or similar words, terms, phrases, or expressions or the negative of any of these terms. Any statements in this Form 10-Q that are not based on historical fact are forward-looking statements and represent our best judgment as to what may occur in the future.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk associated with changes in foreign currency exchange rates, which may adversely affect our results of operations and financial condition. One exposure to fluctuating exchange rates relates to the effects of translating the financial statements of our non-U.S. subsidiaries, which are denominated in currencies other than the U.S. dollar, into the U.S. dollar. The foreign currency translation adjustments are recognized within shareholders’ equity in accumulated other comprehensive income (loss) as cumulative translation adjustment, net of any applicable tax. We generally do not hedge our exposure to potential foreign currency translation adjustments.
Another form of foreign currency exposure relates to our non-U.S. subsidiaries’ normal contracting activities. We generally try to limit our exposure to foreign currency fluctuations in most of our contracts through provisions that require customer payments in U.S. dollars, the currency of the contracting entity or other currencies corresponding to the currency in which costs are incurred. As a result, we do not always need to hedge foreign currency cash flows for contract work performed. However, where construction contracts do not contain foreign currency provisions, we generally use forward exchange contracts to hedge foreign currency exposure of forecasted transactions and firm commitments. At September 30, 2009, the outstanding notional value of these cash flow hedge contracts was $63.5 million. Our primary foreign currency exchange rate exposure hedged includes the Chilean Peso, Peruvian Nuevo Sol, British Pound, Euro, Norwegian Krone and Swiss Franc. The gains and losses on these contracts are intended to offset changes in the value of the related exposures. The unrealized hedge fair value gain associated with instruments for which we do not seek hedge accounting treatment totaled $2.7 million and was recognized within cost of revenue in the condensed consolidated statement of operations for the nine months ended September 30, 2009. Additionally, we exclude forward points, which represent the time value component of the fair value of our derivative positions, from our hedge assessment analysis. This time value component is recognized as ineffectiveness within cost of revenue in the condensed consolidated statement of operations and was an unrealized gain totaling approximately $0.4 million for the nine months ended September 30, 2009. As a result, our total unrealized hedge fair value gain recognized within cost of revenue for the nine months ended September 30, 2009 was $3.1 million. The total net fair value of these contracts, including the foreign currency gain related to ineffectiveness was a gain of approximately $3.0 million. The terms of our contracts generally extend up to two years. The potential change in fair value for our outstanding contracts from a hypothetical ten percent change in quoted foreign currency exchange rates would have been approximately $0.3 million at September 30, 2009.
During the fourth quarter of 2007, we entered into a swap arrangement to hedge against interest rate variability associated with our Term Loan. The swap arrangement is designated as a cash flow hedge under the FASB ASC’s Derivative and Hedging Topic 815 (formerly SFAS 133) as the critical terms matched those of the Term Loan at inception and as of September 30, 2009.
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

The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and notes payable approximates their fair values because of the short-term nature of these instruments. At September 30, 2009, the fair value of our long-term debt, based on the current market rates for debt with similar credit risk and maturity, approximated the value recorded on our balance sheet as interest is based upon LIBOR plus an applicable floating spread and is paid quarterly in arrears. See Note 5 to our Condensed Consolidated Financial Statements for quantification of our financial instruments.
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
Changes in Internal Controls—There were no changes in our internal controls over financial reporting that occurred during the three-month period ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Through September 30, 2009, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 4,700 plaintiffs and, of those claims, approximately 1,400 claims were pending and 3,300 have been closed through dismissals or settlements. Through September 30, 2009, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount of approximately one thousand dollars per claim. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. We review each case on its own merits and make accruals based on the probability of loss and our estimates of the amount of liability and related expenses, if any. We do not currently believe that any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow, and, at September 30, 2009, we had accrued approximately $1.8 million for liability and related expenses. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that may be expected to be recoverable because of the variability in coverage amounts, deductibles, limitations and viability of carriers with respect to our insurance policies for the years in question.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On August 18, 2009, we entered into a Sales Agency Agreement with Calyon, pursuant to which we may issue and sell from time to time, through Calyon as the Company’s sales agent, up to 10,000,000 Shares. The Shares are registered under the Securities Act of 1933, as amended, pursuant to the Company’s shelf registration statement (the — “Registration Statement”) on Form S-3 (File No. 333-160852), which became effective upon filing with the SEC on July 29, 2009.
The offering of the Shares commenced on August 24, 2009, and during the three-month period ended September 30, 2009, 1,449,507 shares of our common stock have been sold, resulting in aggregate proceeds of $24.2 million, net of the associated expenses, as detailed below.
The following table sets forth the estimated expenses incurred, from the date of the registration statement, in connection with the issuance and distribution of the registered securities:

Underwriting commissions	$412
Legal fees and expenses	109
Accounting fees and expenses	35
Printing expenses	8
SEC registration fee	8
Miscellaneous fees and expenses	1

Total	$573

(Note: Values in the table above are in ‘000’s of dollars.)
We expect to use net proceeds from sales of the Shares for general corporate purposes, which may include capital expenditures, working capital, acquisitions, repayment or refinancing of indebtedness, investments in our subsidiaries, or repurchasing, converting or redeeming our securities. We may invest funds not required immediately for such purposes in marketable securities and short-term investments.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits
(a) Exhibits

31.1(1)	Certification Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith.

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

Chicago Bridge & Iron Company N.V. By: Chicago Bridge & Iron Company B.V. Its: Managing Director

/s/ RONALD A. BALLSCHMIEDE

Ronald A. Ballschmiede Managing Director (Principal Financial Officer and Duly Authorized Officer)
Date: October 27, 2009

EXHIBIT INDEX

Exhibit
No.	Description

31.1(1)	Certification Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith.