Form 10-K
period 2009-12-31
CHICAGO BRIDGE & IRON CO N V
filed 2010-02-23
CIK 1027884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 1-12815

CHICAGO BRIDGE & IRON COMPANY N.V.
Incorporated in The Netherlands IRS Identification Number: not applicable

Oostduinlaan 75
2596 JJ The Hague
The Netherlands
31-70-3732070

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)
YES ☐  NO ☑

Aggregate market value of common stock held by non-affiliates, based on a New York Stock Exchange closing price of $12.40 as of June 30, 2009 was $1,207,371,297.

The number of shares outstanding of the registrant’s common stock as of February 1, 2010 was 100,332,177.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2010 Proxy Statement	Part III

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

PART I

Item 1.	Business

Founded in 1889, Chicago Bridge & Iron N.V. and Subsidiaries (“CB&I” or “the Company”) is one of the world’s leading engineering, procurement and construction (“EPC”) companies and major process technology licensors, delivering comprehensive solutions to customers in the energy and natural resource industries. Our stock currently trades on the New York Stock Exchange (“NYSE”) under the ticker symbol “CBI.” With more than a century of experience and approximately 16,000 employees worldwide, we capitalize on our global expertise and local knowledge to safely and reliably deliver projects virtually anywhere. During 2009, we executed over 600 projects in more than 70 countries for customers in a variety of industries.

Segment Financial Information

Segment financial information by business sector can be found in the section entitled “Results of Operations” in Item 7 and Financial Statements and Supplementary Data in Item 8.

Business Sectors

CB&I is comprised of three business sectors: CB&I Steel Plate Structures, CB&I Lummus, and Lummus Technology. Through these business sectors, we offer services both independently and on an integrated basis.

CB&I Steel Plate Structures.  The CB&I Steel Plate Structures business sector provides engineering, procurement, fabrication and construction services for the petroleum, water and nuclear industries. Projects include above ground storage tanks, elevated storage tanks, Liquefied Natural Gas (“LNG”) tanks, pressure vessels, and other specialty structures, such as nuclear containment vessels. Customers for these structures include oil and gas companies around the world, such as ADNOC, British Gas (“BG”) Group, Chevron, CNOOC, ExxonMobil, Kinder Morgan, Qatar Petroleum, Shell, and Suncor, as well as nuclear technology companies such as Westinghouse.

CB&I Lummus.  The CB&I Lummus business sector provides engineering, procurement, fabrication and construction services for upstream and downstream energy infrastructure facilities. Projects include LNG liquefaction and regasification terminals, refinery units, petrochemical complexes and a wide range of other energy-related projects. Customers for these facilities are international, national and regional oil companies, such as BG Group, BP, Chevron, CNOOC, ConocoPhillips, Ecopetrol, ExxonMobil, Hunt Oil, Nexen, Pluspetrol, Sabic, Saudi Aramco and Shell.

Lummus Technology.  CB&I’s process technology business sector provides proprietary technologies used to process natural gas, manufacture petrochemicals, and convert crude oil into consumer products, such as gasoline and diesel. The Lummus Technology business sector offers licensed technology, catalysts, specialty equipment and technical support for customers in the refining, gas processing and petrochemical industries. Customers include Indian Oil, Petrochina, SABIC, Shell and Sinopec.

Recent Acquisition

On November 16, 2007, we acquired all of the outstanding shares of Lummus Global (“Lummus”) from Asea Brown Boveri Ltd. (“ABB”) for a purchase price of approximately $820.9 million, net of cash acquired and including transaction costs. Lummus’ operations include on/near shore engineering, procurement, construction and technology operations. Lummus supplies a comprehensive range of services to the global oil, gas and petrochemical industries, including the design and supply of production facilities, refineries and petrochemical plants. The results of operations of our Lummus acquisition reside in our CB&I Lummus and Lummus Technology business sectors.

Competitive Strengths

Our core competencies, which we believe are significant competitive strengths, include:

Strong Health, Safety and Environmental (“HSE”) Performance.  Because of our long and outstanding safety record, we are sometimes invited to bid on projects for which other competitors do not qualify. According to the U.S. Bureau of Labor Statistics, the national Lost Workday Case Incidence Rate for construction companies similar to CB&I was 1.4 per 100 full-time employees for 2008 (the latest reported year), while our rate for 2009 was only 0.02 per 100 employees. Our excellent HSE performance also translates directly to lower cost, timely completion of projects, and reduced risk to our employees, subcontractors and customers.

Worldwide Record of Excellence.  We have an established record as a leader in the international engineering and construction industry by providing consistently superior project performance for 120 years.

Global Execution Capabilities.  With a global network of approximately 80 sales and operations offices, established supplier relationships and available workforces, we have the ability to rapidly mobilize people, materials and equipment to execute projects in locations ranging from highly industrialized countries to some of the world’s most remote regions. Additionally, due primarily to our long-standing presence in numerous markets around the world, we have a prominent position as a local contractor in global energy and industrial markets.

Fabrication.  We are one of the few EPC and process technology contractors with in-house fabrication facilities, which allow us to offer customers the option of modular construction, when feasible. In contrast to traditional onsite “stick built” construction, modular construction enables modules to be built within a tightly monitored shop environment and allows us to better control quality, minimize weather delays and expedite schedules. Once completed, the modules are shipped and assembled at the project site.

Licensed Lummus Technologies.  We offer a broad, state-of-the-art portfolio of gas processing, refining and petrochemical technologies. Being able to provide licensed technologies sets CB&I apart from our competitors and presents opportunities for increased profitability. Combining technology with EPC capabilities strengthens CB&I’s presence throughout the project life cycle, allowing us to capture additional market share in the important higher margin growth sectors.

Recognized Expertise.  Our in-house engineering team includes internationally recognized experts in oil and gas processes and facilities, modular design and fabrication, cryogenic storage and processing, and bulk liquid storage and systems. Several of our senior engineers are long-standing members of committees that have helped develop worldwide standards for storage structures and process vessels for the petroleum industry, including the American Petroleum Institute and the American Society of Mechanical Engineers.

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

Growth Strategy

On an opportunistic and strategic basis, we may pursue additional growth through selective acquisitions of businesses or assets that will expand or complement our current portfolio of services and meet our stringent acquisition criteria. The combination of CB&I and Lummus has created one of the world’s leading construction and process engineering companies, with a broad range of multinational customers in the energy and natural resource industries. The offering of both EPC services and technology further differentiates CB&I from its competitors, and the combination of the complementary platforms has resulted in an organization with formidable resources at each stage of the project life cycle.

Competition

We operate in a competitive environment. Technology performance, price, timeliness of completion, quality, safety record and reputation are the principal competitive factors within the industry. There are numerous regional, national and global competitors that offer services similar to ours.

Marketing and Customers

Through our global network of sales offices, we contract directly with hundreds of customers in the energy and natural resources industries. We rely primarily on direct contact between our technically-qualified sales and engineering staff and our customers’ engineering and contracting departments. Dedicated sales employees are located in offices throughout the world.

Our significant customers, with many of which we have had longstanding relationships, are primarily in the hydrocarbon industry and include major petroleum and petrochemical companies (see the “Business Sectors” section for a listing of our significant customers).

We are not dependent upon any single customer on an ongoing basis and do not believe that the loss of any single customer would have a material adverse effect on our business. For the year ended December 31, 2009, we had no customers that accounted for 10% or more of our total revenue. For the year ended December 31, 2008, we had one customer within our CB&I Lummus sector that accounted for more than 10% of our total revenue. Revenue from Peru LNG totaled approximately $598.2 million or 10% of our total 2008 revenue. For the year ended December 31, 2007, we had one customer within our CB&I Lummus sector that accounted for more than 10% of our total revenue. Revenue from South Hook LNG totaled approximately $542.2 million or 12% of our total 2007 revenue.

Backlog/New Awards

We had a backlog of work to be completed on contracts totaling approximately $7.2 billion as of December 31, 2009, compared with $5.7 billion as of December 31, 2008. Due to the timing of awards and the long-term nature of some of our projects, approximately 64% of our backlog is anticipated to be completed beyond 2010. New awards were approximately $6.1 billion for the year ended December 31, 2009, compared with $4.3 billion for the year ended December 31, 2008. Our new awards by business sector were as follows:

	Years Ended December 31,
	2009	2008
	(In thousands)

CB&I Steel Plate Structures	$2,216,246	$2,562,599
CB&I Lummus	3,585,741	1,218,990
Lummus Technology	311,599	505,203

Total New Awards	$6,113,586	$4,286,792

Types of Contracts

Our contracts are usually awarded on a competitive bid and negotiated basis. We offer our customers a range of contracting options, including fixed-price, cost reimbursable and hybrid approaches. Each contract is designed to optimize the balance between risk and reward.

Raw Materials and Suppliers

The principal raw materials that we use are metal plate, structural steel, pipe, fittings, catalysts, proprietary equipment and selected engineered equipment such as pressure vessels, exchangers, pumps, valves, compressors, motors and electrical and instrumentation components. Most of these materials are available from numerous suppliers worldwide with some furnished under negotiated supply agreements. We anticipate being able to obtain these materials for the foreseeable future. The price, availability and schedule validities offered by our suppliers, however, may vary significantly from year to year due to various factors. These include supplier consolidations, supplier raw material shortages and costs, surcharges, supplier capacity, customer demand, market conditions, and any duties and tariffs imposed on the materials.

We make planned use of subcontractors where it assists us in meeting customer requirements with regard to schedule, cost or technical expertise. These subcontractors may range from small local entities to companies with global capabilities, some of which may be utilized on a repetitive or preferred basis. To the extent necessary, we anticipate being able to locate and contract with qualified subcontractors in all global areas where we do business.

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

In connection with the historical operation of our facilities, substances which currently are or might be considered hazardous were used or disposed of at some sites that will or may require us to make expenditures for remediation. In addition, we have agreed to indemnify parties from whom we have purchased or to whom we have sold facilities for certain environmental liabilities arising from acts occurring before the dates those facilities were transferred.

We believe that we are currently in compliance, in all material respects, with all environmental laws and regulations. We do not currently believe that any environmental matters will have a material adverse effect on our future results of operations or financial position. We do not anticipate that we will incur material capital expenditures for environmental controls or for the investigation or remediation of environmental conditions during 2010 or 2011.

Patents

CB&I has numerous active patents and patent applications throughout the world, the majority of which are associated with technologies licensed by our Lummus Technology business sector. However, no individual patent is so essential that its loss would materially affect our business.

Employees

We employed 15,755 persons worldwide as of December 31, 2009. With respect to our total number of employees as of December 31, 2009, we had 7,116 salaried employees and 8,639 hourly and craft employees. The number of hourly and craft employees varies in relation to the number and size of projects we have in process at any particular time. The percentage of our employees represented by unions generally ranges between 5 and 10 percent. CB&I has agreements with various unions representing groups of its employees at project sites in the United States (“U.S.”), Canada, the United Kingdom (“U.K.”), Australia and various other countries. We have multiple agreements with various unions, the terms of which generally extend up to three years.

We enjoy good relations with our unions and have not experienced a significant work stoppage in any of our facilities in more than 10 years. Additionally, to preserve our project management and technological expertise as core competencies, we recruit and develop and maintain ongoing training programs for engineers and field supervision personnel.

Available Information

We make available our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), free of charge through our internet website at www.cbi.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities Exchange Commission (the “SEC”).

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

Any of the following risks (which are not the only risks we face) could have material adverse effects on our results of operations, financial condition, and cash flow:

Risk Factors Relating to Our Business

The Global Financial, Credit and Economic Crisis Could Adversely Impact Us due to Cancellation of Projects, Delay in the Award of New Projects, or Factors Affecting the Availability of our Lending Facilities, Resulting in Reductions in Revenue, Cash Flow, and Earnings, Loss of Personnel Due to Reductions in Force, and Non-Compliance with Restrictive Lending Covenants.

It remains difficult to predict what impact the global financial, credit, and economic crisis will have on us. Some of our customers, suppliers and subcontractors have traditionally accessed commercial financing and capital markets to fund their operations, and the availability of funding from those sources could be an issue with the continued global economic uncertainty.

We could also be impacted as a result of the current global financial, credit, and economic crisis if our customers delay or cancel projects, if our customers experience a material change in their ability to pay us, if we are unable to meet our restrictive lending covenants, or if the banks associated with our current, committed and unsecured revolving credit facility, committed and unsecured letter of credit and term loan agreements, and uncommitted revolving credit facilities, were to cease or reduce operations.

Our ability to remain in compliance with our restrictive lending facility covenants and the availability of lending facilities also could be impacted by circumstances or conditions directly or indirectly associated with the global financial, credit, and economic crisis, including but not limited to, cancellation of contracts, changes in currency exchange or interest rates, performance of pension plan assets, or changes in actuarial assumptions.

Therefore, while we remain cautiously optimistic about the near future and the robustness of the global economic recovery, it continues to be difficult to forecast the impact of the global financial, credit and economic crisis on us.

We Could Lose Money if We Fail to Execute Within Our Cost Estimates on Fixed-Price, Lump-Sum Contracts.

A portion of our revenue is derived from fixed-price, lump-sum contracts. Under these contracts, we perform our services and execute our projects at a fixed price and, as a result, benefit from cost savings, but may be unable to recover any cost overruns. If we do not execute the contract within our cost estimates, we may incur losses or the project may be less profitable than we expected. The revenue, cost and gross profit realized on such contracts can vary, sometimes substantially, from the original projections due to changes in a variety of factors, including but not limited to:

•	costs incurred in connection with modifications to a contract (change orders) that may be unapproved by the customer as to scope, schedule, and/or price;

•	unanticipated costs or claims, including costs for customer-caused delays, errors in specifications or designs, or contract termination;

•	unanticipated technical problems with the structures or systems being supplied by us, which may require that we spend our own money to remedy the problem;

•	changes in the costs of components, materials, labor or subcontractors;

•	failure to properly estimate costs of engineering, materials, equipment or labor;

•	difficulties in obtaining required governmental permits or approvals;

•	changes in laws and regulations;

•	changes in labor conditions;

•	project modifications creating unanticipated costs;

•	delays caused by weather conditions;

•	our suppliers’ or subcontractors’ failure to perform; and

•	exacerbation of any one or more of these factors as projects increase in scope and complexity.

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

Our Use of the Percentage-of-Completion Method of Accounting Could Result in a Reduction or Reversal of Previously Recorded Revenue and Profit.

Our contracts are awarded on a competitive bid and negotiated basis. We offer our customers a range of contracting options, including fixed-price, cost reimbursable and hybrid approaches. Contract revenue is primarily recognized using the percentage-of-completion method, based on the percentage that actual costs-to-date bear to total estimated costs to complete each contract. We utilize this cost-to-cost approach as we believe this method is less subjective than relying on assessments of physical progress. We follow the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Revenue Recognition Topic 605-35 (formerly SOP 81-1) for accounting policies relating to our use of the percentage-of-completion method, estimating costs and revenue recognition, including the recognition of profit incentives, combining and segmenting contracts and unapproved change order/claim recognition. Under the cost-to-cost approach, the most widely recognized method used for percentage-of-completion accounting, the use of estimated cost to complete each contract is a significant variable in the process of determining revenue recognized and is a significant factor in the accounting for contracts. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates.

Any Prospective Acquisitions that We Undertake Could Be Difficult to Integrate, Disrupt Our Business, Dilute Shareholder Value and Harm Our Operating Results.

We may continue to pursue growth through the opportunistic and strategic acquisition of companies or assets that will enable us to broaden the types of projects we execute and also expand into new markets. Our opportunity to grow through prospective acquisitions may be limited if we cannot identify suitable companies or assets, reach agreement on potential strategic acquisitions on acceptable terms or for other reasons. Our future acquisitions may be subject to a variety of risks, including:

•	difficulties in the integration of operations and systems;

•	the key personnel and customers of the acquired company may terminate their relationships with the acquired company;

•	we may experience additional financial and accounting challenges and complexities in areas such as tax planning, treasury management, financial reporting and internal controls;

•	we may assume or be held liable for risks and liabilities (including environmental-related costs) as a result of our acquisitions, some of which we may not discover during our due diligence;

•	our ongoing business may be disrupted or receive insufficient management attention; and

•	we may not be able to realize the cost savings or other financial or operational benefits we anticipated.

Realization of one or more of these risks could have an adverse impact on our operations. Future acquisitions may require us to obtain additional equity or debt financing, which may not be available on attractive terms. Moreover, to the extent an acquisition transaction financed by non-equity consideration results in additional goodwill, it will reduce our tangible net worth, which might have an adverse effect on our credit and bonding capacity.

Our Business is Dependent upon Major Construction Projects, the Unpredictable Timing of Which May Result in Significant Fluctuations in our Cash Flows and Earnings due to Timing Between the Award of the Project and Payment Under the Contract.

Our cash flow and earnings are dependent upon major construction projects in cyclical industries, including the hydrocarbon refining, natural gas and water industries. The timing of or failure to obtain projects, delays in awards of projects, cancellations of projects or delays in completion of projects could result in significant periodic fluctuations in our cash flows. Moreover, construction projects for which our services are contracted may require significant expenditures by us prior to receipt of relevant payments by a customer and such expenditures could reduce our cash flows and necessitate increased borrowings under our credit facilities.

We Could be Exposed to Credit Risk from a Customer’s Financial Difficulties Especially in Light of the Global Financial, Credit and Economic Crisis.

The majority of our accounts receivable and contract work in progress are from clients around the world in the natural gas, petroleum and petrochemical industries. Most contracts require payments as the projects progress or in certain cases advance payments. We may be exposed to potential credit risk if our customers should encounter financial difficulties.

Our New Awards and Liquidity May Be Adversely Affected by Bonding and Letter of Credit Capacity.

A portion of our new awards requires the support of bid and performance surety bonds or letters of credit, as well as advance payment and retention bonds, which can enhance our cash flows. Our primary use of surety bonds is to support water and wastewater treatment and standard tank projects in the U.S., while letters of credit are generally used to support other projects. A restriction, reduction, or termination of our surety bond agreements could limit our ability to bid on new project opportunities, thereby limiting our new awards, or increase our letter of credit utilization in lieu of bonds, thereby reducing availability under our credit facilities. A restriction, reduction or termination of our letter of credit facilities could also limit our ability to bid on new project opportunities or could significantly change the timing of project cash flows, resulting in increased borrowing needs.

Our Revenue and Earnings May Be Adversely Affected by a Reduced Level of Activity in the Hydrocarbon Industry Especially in Light of the Global Financial, Credit and Economic Crisis.

In recent years, demand from the worldwide hydrocarbon industry has been the largest generator of our revenue. Numerous factors influence capital expenditure decisions in the hydrocarbon industry, including:

•	current and projected oil and gas prices;

•	exploration, extraction, production and transportation costs;

•	the discovery rate, size and location of new oil and gas reserves;

•	the sale and expiration dates of leases and concessions;

•	local and international political and economic conditions, including war or conflict;

•	technological challenges and advances;

•	the ability of oil and gas companies to generate capital; and

•	demand for hydrocarbon production.

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

Intense Competition in the EPC and Process Technology Industries Could Reduce Our Market Share and Earnings.

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

Our Projects Expose Us to Potential Professional Liability, Product Liability, Warranty or Other Claims.

We engineer and construct (and our structures typically are installed in) large industrial facilities in which system failure can be disastrous. We may also be subject to claims resulting from the subsequent operations of facilities we have installed. In addition, our operations are subject to the usual hazards inherent in providing engineering and construction services, such as the risk of accidents, fires and explosions. These hazards can cause personal injury and loss of life, business interruptions, property damage, and pollution and environmental damage. We may be subject to claims as a result of these hazards.

Although we generally do not accept liability for consequential damages in our contracts, any catastrophic occurrence in excess of insurance limits at project sites where our structures are installed or on projects for which services are performed could result in significant professional liability, product liability, warranty or other claims against us. These liabilities could exceed our current insurance coverage and the fees we derive from those structures and services. These claims could also make it difficult for us to obtain adequate insurance coverage in the future at a reasonable cost. Clients or subcontractors that have agreed to indemnify us against such losses may refuse or be unable to pay us. A partially or completely uninsured claim, if successful and of significant magnitude, could result in substantial losses and reduce cash available for our operations.

We May Experience Increased Costs and Decreased Cash Flows Due to Compliance with Environmental Laws and Regulations, Liability for Contamination of the Environment or Related Personal Injuries.

We are subject to environmental laws and regulations, including those concerning:

•	emissions into the air;

•	discharge into waterways;

•	generation, storage, handling, treatment and disposal of waste materials; and

•	health and safety.

Our business often involves working around and with volatile, toxic and hazardous substances and other highly regulated pollutants, substances, or wastes, the improper characterization, handling or disposal of which could constitute violations of U.S. federal, state or local laws and regulations and laws of other nations, and result in criminal and civil liabilities. Environmental laws and regulations generally impose limitations and standards for certain pollutants or waste materials and require us to obtain permits and comply with various other requirements. Governmental authorities may seek to impose fines and penalties on us, or revoke or deny issuance or renewal of operating permits for failure to comply with applicable laws and regulations. We are also exposed to potential liability for personal injury or property damage caused by any release, spill, exposure or other accident involving such pollutants, substances or wastes. We may incur liabilities that may not be covered by insurance policies, or, if covered, the dollar amount of such liabilities may exceed our policy limits or fall within applicable deductible or retention limits. A partially or completely uninsured claim, if successful and of significant magnitude, could cause us to suffer a significant loss and reduce cash available for our operations.

The environmental health and safety laws and regulations to which we are subject are constantly changing, and it is impossible to predict the impact of such laws and regulations on us in the future. We cannot assure you that our operations will continue to comply with future laws and regulations or that these laws and regulations will not cause us to incur significant costs or adopt more costly methods of operation.

In connection with the historical operation of our facilities, substances which currently are or might be considered hazardous were used or disposed of at some sites that will or may require us to make expenditures for remediation. In addition, we have agreed to indemnify parties from whom we have purchased or to whom we have sold facilities for certain environmental liabilities arising from acts occurring before the dates those facilities were transferred.

We Are and Will Continue to Be Involved in Litigation That Could Negatively Impact Our Earnings and Liquidity.

We have been and may from time to time be named as a defendant in legal actions claiming damages in connection with engineering and construction projects, technology licenses and other matters. These are typically claims that arise in the normal course of business, including employment-related claims and contractual disputes or claims for personal injury or property damage which occur in connection with services performed relating to project or construction sites. Contractual disputes normally involve claims relating to the timely completion of projects, performance of equipment or technologies, design or other engineering services or project construction services provided by us. While management does not currently believe that pending contractual, employment-related personal injury or property damage claims and disputes will have a material adverse effect on our results of operations, financial position or cash flow, there can be no assurance that this will be the case.

We May Not Be Able to Fully Realize the Revenue Value Reported in Our Backlog.

As of December 31, 2009, we had a backlog of work to be completed on contracts totaling approximately $7.2 billion. Backlog develops as a result of new awards, which represent the revenue value of new project commitments received by us during a given period. Backlog consists of projects which have either (i) not yet been started or (ii) are in progress but are not yet complete. In the latter case, the revenue value reported in backlog is the remaining value associated with work that has not yet been completed. The revenue projected in our backlog may not be realized, or if realized, may not result in earnings as a result of poor project or contract performance. From time to time, projects are cancelled that appeared to have a high certainty of going forward at the time they were recorded as new awards. In the event of a project cancellation, we may be reimbursed for certain costs but typically have no contractual right to the total revenue reflected in our backlog. In addition to being unable to recover certain direct costs, cancelled projects may also result in additional unrecoverable costs due to the resulting under-utilization of our assets.

Political and Economic Conditions, Including War or Conflict, in Non-U.S. Countries in Which We Operate, Could Adversely Affect Us.

A significant number of our projects are performed or located outside the U.S., including projects in developing countries with political and legal systems that are significantly different from those found in the U.S. We expect non-U.S. sales and operations to continue to contribute materially to our earnings for the foreseeable future. Non-U.S. contracts and operations expose us to risks inherent in doing business outside the U.S., including:

•	unstable economic conditions in some countries in which we make capital investments, operate or provide services;

•	the lack of well-developed legal systems in some countries in which we make capital investments, operate, or provide services, which could make it difficult for us to enforce our rights;

•	expropriation of property;

•	restrictions on the right to receive dividends from joint ventures, convert currency or repatriate funds; and

•	political upheaval and international hostilities, including risks of loss due to civil strife, acts of war, guerrilla activities, insurrections and acts of terrorism.

Political instability risks may arise from time to time on a country-by-country basis where we happen to have a large active project. We do not currently believe we have material risks attributable to political instability.

We Are Exposed to Possible Losses from Foreign Currency Exchange Rates.

We are exposed to market risk from changes in foreign currency exchange rates. Our exposure to changes in foreign currency exchange rates arises from receivables, payables, forecasted transactions and firm commitments from international transactions, as well as intercompany loans used to finance non-U.S. subsidiaries. We may incur losses from foreign currency exchange rate fluctuations if we are unable to convert foreign currency in a timely fashion. We seek to minimize the risks from these foreign currency exchange rate fluctuations primarily through a combination of contracting methodology and, when deemed appropriate, the use of foreign currency forward contracts. In circumstances where we utilize forward contracts, our results of operations might be negatively impacted if the underlying transactions occur at different times, in different amounts than originally anticipated or if the counterparties to our forward contracts fail to perform. We do not hold, issue, or use financial instruments for trading or speculative purposes.

Our Goodwill and Other Intangible Assets Could be Impaired and Result in a Charge to Income.

We have accounted for our acquisitions using the “purchase” method of accounting. Under the purchase method we have recorded, at fair value, assets acquired and liabilities assumed, and have recorded as goodwill, the difference between the cost of the acquisitions and the sum of the fair value of tangible and identifiable intangible assets acquired, less liabilities assumed. Definite-lived intangible assets have been segregated from goodwill and recorded based upon expected future recovery of the underlying assets. At December 31, 2009, our goodwill balance was $962.7 million, $743.3 million of which is attributable to the excess of the purchase price of Lummus over the fair value of assets and liabilities acquired. The remainder was attributable to past acquisitions within our CB&I Steel Plate Structures and CB&I Lummus sectors. In accordance with the FASB ASC’s Intangibles-Goodwill and Other Topic 350, definite-lived intangible assets are initially recorded at fair value and amortized over their anticipated useful lives absent any indicators of impairment, while goodwill balances are not amortized to earnings, but instead are reviewed for impairment at least annually via a two-phase process, absent any indicators of impairment. The first phase screens for impairment, while the second phase, if necessary, measures impairment. We have elected to perform our annual analysis of goodwill during the fourth quarter of each year based upon balances as of the beginning of that year’s fourth quarter. Impairment testing of goodwill is primarily accomplished by comparing an estimate of discounted future cash flows to the net book value of each applicable reporting unit. Upon completion of our 2009 impairment test for goodwill, no impairment charge was necessary as the fair value of each reporting unit sufficiently exceeded its net book value. However, in the future, if our remaining goodwill or other intangible assets were determined to be impaired, the impairment would result in a charge to income from operations in the year of the impairment with a resulting decrease in our net worth.

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

We are a Netherlands company and a significant portion of our assets are located outside of the U.S. In addition, certain members of our management and supervisory boards are residents of countries other than the U.S. As a result, effecting service of process on such persons may be difficult, and judgments of U.S. courts, including judgments against us or members of our management or supervisory boards predicated on the civil liability provisions of the federal or state securities laws of the U.S., may be difficult to enforce.

Risk Factors Associated with Our Common Stock

If We Fail to Meet Expectations of Securities Analysts or Investors due to Fluctuations in Our Revenue or Operating Results, Our Stock Price Could Decline Significantly.

Our revenue and earnings may fluctuate from quarter to quarter due to a number of factors, including the timing of or failure to obtain projects, delays in awards of projects, cancellations of projects, delays in the completion of projects and the timing of approvals of change orders from, or recoveries of claims against, our customers. It is likely that in some future quarters our operating results may fall below the expectations of securities analysts or investors. In this event, the trading price of our common stock could decline significantly.

Certain Provisions of Our Articles of Association and Netherlands Law May Have Possible Anti-Takeover Effects.

Our Articles of Association and the applicable law of The Netherlands contain provisions that may be deemed to have anti-takeover effects. Among other things, these provisions provide for a staggered board of Supervisory Directors, a binding nomination process and supermajority shareholder voting requirements for certain significant transactions. Such provisions may delay, defer or prevent takeover attempts that shareholders might consider in their best interests. In addition, certain U.S. tax laws, including those relating to possible classification as a “controlled foreign corporation” described below, may discourage third parties from accumulating significant blocks of our common shares.

We Have a Risk of Being Classified as a Controlled Foreign Corporation and Certain Shareholders Who Do Not Beneficially Own Shares May Lose the Benefit of Withholding Tax Reduction or Exemption Under Dutch Legislation.

As a company incorporated in The Netherlands, we would be classified as a “controlled foreign corporation” for U.S. federal income tax purposes if any U.S. person acquires 10% or more of our common shares (including ownership through the attribution rules of Section 958 of the Internal Revenue Code of 1986, as amended (the “Code”), each such person, a “U.S. 10% Shareholder”) and the sum of the percentage ownership by all U.S. 10% Shareholders exceeds 50% (by voting power or value) of our common shares. We do not believe we currently are a controlled foreign corporation. However, we may be determined to be a controlled foreign corporation in the future. In the event that such a determination were made, all U.S. 10% Shareholders would be subject to taxation under Subpart F of the Code. The ultimate consequences of this determination are fact-specific to each U.S. 10% Shareholder, but could include possible taxation of such U.S. 10% Shareholder on a pro rata portion of our income, even in the absence of any distribution of such income.

Under the double taxation convention in effect between The Netherlands and the U.S. (the “Treaty”), dividends paid by us to certain U.S. corporate shareholders owning at least 10% of our voting power are generally eligible for a reduction of the 15% Netherlands withholding tax to 5%, unless the common shares held by such residents are attributable to a business or part of a business that is, in whole or in part, carried on through a permanent establishment or a permanent representative in The Netherlands. Dividends received by exempt pension organizations and exempt organizations, as defined in the Treaty, are completely exempt from the withholding tax. A holder of common shares other than an individual will not be eligible for the benefits of the Treaty if such holder of common shares does not satisfy one or more of the tests set forth in the limitation on benefits provisions of Article 26 of the Treaty. According to an anti-dividend stripping provision, no exemption from, reduction of, or refund of, Netherlands withholding tax will be granted if the ultimate recipient of a dividend paid by CB&I N.V. is not considered to be the beneficial owner of such dividend. The ability of a holder of common shares to take a credit against its U.S. taxable income for Netherlands withholding tax may be limited.

As We Sell or Issue Additional Common Shares, Your Share Ownership Could be Diluted.

Part of our business strategy is to expand into new markets and enhance our position in existing markets throughout the world through the strategic and opportunistic acquisition of complementary businesses. In order to successfully complete targeted acquisitions or fund our other activities, we may continue to issue, or issue in the future, additional equity securities that could dilute our earnings per share (“EPS”) and your share ownership.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, including all documents incorporated by reference, contains forward-looking statements regarding CB&I and represents our expectations and beliefs concerning future events. These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995 as set forth in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. The forward-looking statements included herein or incorporated herein by reference include or may include, but are not limited to, (and you should read carefully) any statements that are predictive in nature, depend upon or refer to future events or conditions, or use or contain words, terms, phrases, or expressions such as “achieve”, “forecast”, “plan”, “propose”, “strategy”, “envision”, “hope”, “will”, “continue”, “potential”, “expect”, “believe”, “anticipate”, “project”, “estimate”, “predict”, “intend”, “should”, “could”, “may”, “might”, or similar words, terms, phrases, or expressions or the negative of any of these terms. Any statements in this Form 10-K that are not based on historical fact are forward-looking statements and represent our best judgment as to what may occur in the future.

Forward-looking statements involve known and unknown risks and uncertainties. In addition to the material risks listed under “Item 1A. Risk Factors” above that may cause business conditions or our actual results, performance or achievements to be materially different from those expressed or implied by any forward-looking statements, the following are some, but not all, of the factors that might cause business conditions or our actual results, performance or achievements to be materially different from those expressed or implied by any forward-looking statements, or contribute to such differences: the impact (and potential worsening) of the current turmoil or weakness in worldwide financial, credit, and economic markets on us or our backlog, prospects, clients, vendors or subcontractors, credit facilities, or compliance with lending covenants; our ability to realize cost savings from our expected performance of contracts, whether as a result of improper estimates, performance, or otherwise; uncertain timing and funding of new contract awards, as well as project cancellations; cost overruns on fixed price or similar contracts, whether as a result of improper estimates, performance, or otherwise; risks associated with labor productivity; risks associated with percentage-of-completion accounting; our ability to settle or negotiate unapproved change orders and claims; changes in the costs or availability of, or delivery schedule for, equipment, components, materials, labor or subcontractors; adverse impacts from weather affecting our performance and timeliness of completion, which could lead to increased costs and affect the quality, costs or availability of, or delivery schedule for, equipment, components, materials, labor or subcontractors; operating risks, which could lead to increased costs and affect the quality, costs or availability of, or delivery schedule for, equipment, components, materials, labor or subcontractors; increased competition; fluctuating revenue resulting from a number of factors, including a decline in energy prices and the cyclical nature of the individual markets in which our customers operate; delayed or lower than expected activity in the hydrocarbon industry, demand from which is the largest component of our revenue; lower than expected growth in our primary end markets, including but not limited to LNG and energy processes; risks inherent in acquisitions and our ability to complete or obtain financing for proposed acquisitions; our ability to integrate and successfully operate and manage acquired businesses and the risks associated with those businesses; the non-competitiveness or unavailability of, or lack of demand or loss of legal protection for, our intellectual property rights; failure to keep pace with technological changes; failure of our patents or licensed technologies to perform as expected or to remain competitive, current, in demand, profitable or enforceable; adverse outcomes of pending claims or litigation or the possibility of new claims or litigation, and the potential effect of such claims or litigation on our business, financial condition, or results of operations; lack of necessary liquidity to provide bid, performance, advance payment and retention bonds, guarantees, or letters of credit securing our obligations under our bids and contracts or to finance expenditures prior to the receipt of payment for the performance of contracts; proposed and actual revisions to U.S. and non-U.S. tax laws, and interpretation of said laws, Dutch tax treaties with foreign countries and U.S. tax treaties with non-U.S. countries (including, but not limited to The Netherlands), which would seek to increase income taxes payable; political and economic conditions including, but not limited to, war, conflict or civil or economic unrest in countries in which we operate; compliance with applicable laws and regulations in any one or more of the countries in which we operate including, without limitation, the Foreign Corrupt Practices Act and those concerning the environment, export controls and sanctions program; our inability to properly manage or hedge currency or similar risks; and a downturn, disruption, or stagnation in the economy in general.

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

Item 1B.	Unresolved Staff Comments

We do not have any unresolved written comments from the SEC staff regarding our periodic or current reports under the Exchange Act that were received more than 180 days before December 31, 2009.

Item 2.	Properties

We own or lease properties in U.S. and Non-U.S. locations to conduct our business. We believe these facilities are adequate to meet our current and near-term requirements. The following list summarizes our principal properties by the business sector for which they are primarily utilized (CB&I Steel Plate Structures or “SPS”; CB&I Lummus or “CBIL”; Lummus Technology or “LT”; and Corporate or “Corp”):

Location	Type of Facility	Interest	Sector

Al Aujam, Saudi Arabia	Fabrication facility and warehouse	Owned	SPS
Bolingbrook, Illinois(1)	Administrative and operations office	Leased	SPS, Corp
Clive, Iowa	Fabrication facility and operations office	Owned	SPS
Dammam, Saudi Arabia	Administrative and operations office	Leased	SPS
Dubai, United Arab Emirates	Administrative, engineering and operations office and warehouse	Leased	SPS
Fort Saskatchewan, Canada	Warehouse, fabrication facility and operations office	Owned	SPS
Houston, Texas	Fabrication facility and operations office	Owned	SPS
Niagara Falls, Canada	Engineering office	Leased	SPS
Perth, Australia	Administrative, engineering and operations office	Leased	SPS
Plainfield, Illinois	Engineering office	Leased	SPS
San Luis Obispo, California	Warehouse and fabrication facility	Owned	SPS
The Woodlands, Texas(1)	Administrative and operations office	Owned	SPS, CBIL, Corp
West Bay, Doha, Qatar	Operations office	Leased	SPS

Al-Khobar, Saudi Arabia	Administrative and engineering office	Leased	CBIL
Beaumont, Texas	Engineering and operations office and fabrication facility	Owned/Leased	CBIL
Brno, Czech Republic	Engineering office	Owned	CBIL
Cairo, Egypt	Engineering office	Leased	CBIL
Houston, Texas	Engineering offices and warehouse	Leased	CBIL
London, England	Engineering office	Leased	CBIL
Richardson, Texas	Engineering office	Leased	CBIL
Singapore, Singapore	Administrative and engineering office	Leased	CBIL
The Hague, The Netherlands(1)	Administrative, engineering and operations office	Leased	CBIL, Corp
Tyler, Texas	Engineering and operations offices	Owned/Leased	CBIL

Beijing, China	Technology office	Leased	LT
Bloomfield, New Jersey	Technology office	Leased	LT
Ludwigshafen, Germany	Technology office	Leased	LT
Mannheim, Germany	Technology office	Leased	LT
New Delhi, India	Technology office	Leased	LT

(1)	In addition to being utilized by the business sectors referenced above, our office in The Hague, The Netherlands serves as our corporate headquarters and The Woodlands, Texas office serves as our administrative headquarters. The Bolingbrook, Illinois office provides additional administrative support.

We also own or lease a number of smaller administrative and field construction offices, warehouses and equipment maintenance centers strategically located throughout the world.

Item 3.	Legal Proceedings

We have been and may from time to time be named as a defendant in legal actions claiming damages in connection with engineering and construction projects, technology licenses and other matters. These are typically claims that arise in the normal course of business, including employment-related claims and contractual disputes or claims for personal injury or property damage which occur in connection with services performed relating to project or construction sites. Contractual disputes normally involve claims relating to the timely completion of projects, performance of equipment or technologies, design or other engineering services or project construction services provided by us. Management does not currently believe that pending contractual, employment-related personal injury or property damage claims and disputes will have a material adverse effect on our future results of operations, financial position or cash flow.

Asbestos Litigation — We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Through December 31, 2009, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 4,800 plaintiffs and, of those claims, approximately 1,400 claims were pending and 3,400 have been closed through dismissals or settlements. Through December 31, 2009, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount of approximately one thousand dollars per claim. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. We review each case on its own merits and make accruals based on the probability of loss and our estimates of the amount of liability and related expenses, if any. We do not currently believe that any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow, and, at December 31, 2009, we had accrued approximately $1.9 million for liability and related expenses. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that we may expect to recover because of the variability in coverage amounts, deductibles, limitations and viability of carriers with respect to our insurance policies for the years in question.

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

In connection with the historical operation of our facilities, substances which currently are or might be considered hazardous were used or disposed of at some sites that will or may require us to make expenditures for remediation. In addition, we have agreed to indemnify parties from whom we have purchased or to whom we have sold facilities for certain environmental liabilities arising from acts occurring before the dates those facilities were transferred.

We believe that we are currently in compliance, in all material respects, with all environmental laws and regulations. We do not currently believe that any environmental matters will have a material adverse effect on our future results of operations or financial position. We do not anticipate that we will incur material capital expenditures for environmental controls or for the investigation or remediation of environmental conditions during 2010 or 2011.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE. As of February 1, 2010, we had approximately 67,000 shareholders, based upon the number of record holders at that date. The following table presents the range of common stock prices on the NYSE and the cash dividends paid per share of common stock by quarter for the years ended December 31, 2009 and 2008:

	Range of Common Stock Prices			Dividends
	High	Low	Close	per Share

Year Ended December 31, 2009
Fourth Quarter	$21.44	$17.00	$20.22	$—
Third Quarter	$19.00	$9.07	$18.68	$—
Second Quarter	$13.87	$5.95	$12.40	$—
First Quarter	$13.88	$4.64	$6.27	$—

Year Ended December 31, 2008
Fourth Quarter	$19.32	$5.12	$10.05	$0.04
Third Quarter	$40.20	$15.90	$19.24	$0.04
Second Quarter	$49.82	$37.50	$39.82	$0.04
First Quarter	$63.50	$35.21	$39.24	$0.04

Dividends were suspended beginning in the first quarter of 2009. Any future cash dividends will depend upon our results of operations, financial condition, cash requirements, availability of surplus and such other factors as our Board of Directors may deem relevant.

The following table summarizes information, as of December 31, 2009, relating to our equity compensation plans pursuant to which grants of options or other rights to acquire our common shares may be granted from time to time:

Equity Compensation Plan Information

Number of Securities
Remaining Available for
	Number of Securities to be	Weighted-Average	Future Issuance Under
	Issued Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options, Warrants	Outstanding Options,	(excluding securities
Plan Category	and Rights	Warrants and Rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	2,146,231	$13.13	6,872,156
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	2,146,231	$13.13	6,872,156

On August 18, 2009, we entered into a Sales Agency Agreement with Calyon, pursuant to which we may issue and sell from time to time, through Calyon as the Company’s sales agent, up to 10.0 million shares (the “Shares”). The Shares are registered under the Securities Act of 1933, as amended, pursuant to the Company’s shelf registration statement (the “Registration Statement”) on Form S-3 (File No. 333-160852), which became effective upon filing with the SEC on July 29, 2009.

The offering of the Shares commenced on August 24, 2009, and for the year ended December 31, 2009, 2,448,683 shares of our common stock have been sold, resulting in aggregate proceeds of $43.6 million, net of the associated expenses, as detailed below.

The following table sets forth the estimated expenses incurred, from the date of the Registration Statement through December 31, 2009, in connection with the issuance and distribution of the Shares:

Underwriting commissions	$777
Legal fees and expenses	118
Accounting fees and expenses	54
Printing expenses	8
SEC registration fee	8
Miscellaneous fees and expenses	1

Total	$966

(Note: Values in the table above are in ‘000’s of dollars.)

We expect to use net proceeds from sales of the Shares for general corporate purposes, which may include capital expenditures, working capital, acquisitions, repayment or refinancing of indebtedness, investments in our subsidiaries, or repurchasing, converting or redeeming our securities. Funds not required immediately for such purposes may be invested in marketable securities and short-term investments.

Item 6.	Selected Financial Data

We derived the following summary financial and operating data for the five years ended December 31, 2005 through 2009 from our audited Consolidated Financial Statements, except for “Other Data.” You should read this information together with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements, including the related notes, appearing in “Item 8. Financial Statements and Supplementary Data.”

	Years Ended December 31,
	2009	2008(3)	2007(4)	2006	2005
	(In thousands, except per share and employee data)

Income Statement Data
Revenue	$4,556,503	$5,944,981	$4,363,492	$3,125,307	$2,257,517
Cost of revenue	4,033,783	5,711,831	4,006,643	2,843,554	2,109,113

Gross profit	522,720	233,150	356,849	281,753	148,404
Selling and administrative expenses	204,911	215,457	153,667	133,769	106,937
Intangibles amortization	23,326	24,039	3,996	1,572	1,499
Other operating expense (income), net(1)	15,324	(464)	(1,274)	773	(10,267)
Equity earnings	(35,064)	(41,092)	(5,106)	—	—

Income from operations	314,223	35,210	205,566	145,639	50,235
Interest expense	(21,383)	(21,109)	(7,269)	(4,751)	(8,858)
Interest income	1,817	8,426	31,121	20,420	6,511

Income before taxes	294,657	22,527	229,418	161,308	47,888
Income tax expense	(114,917)	(37,470)	(57,354)	(38,127)	(28,379)

Net income (loss)	179,740	(14,943)	172,064	123,181	19,509
Less: Net income attributable to noncontrolling interests	(5,451)	(6,203)	(6,424)	(6,213)	(3,532)

Net income (loss) attributable to CB&I	$174,289	$(21,146)	$165,640	$116,968	$15,977

Per Share Data
Net income (loss) attributable to CB&I per share — basic	$1.82	$(0.22)	$1.73	$1.21	$0.16
Net income (loss) attributable to CB&I per share — diluted	$1.79	$(0.22)	$1.71	$1.19	$0.16
Cash dividends per share	$—	$0.16	$0.16	$0.12	$0.12

Balance Sheet Data
Goodwill	$962,690	$962,305	$942,344	$229,460	$230,126
Total assets	$3,016,767	$3,000,718	$3,153,423	$1,784,412	$1,377,819
Long-term debt	$80,000	$120,000	$160,000	$—	$25,000
Total equity	$897,290	$573,853	$738,577	$548,025	$490,376

Cash Flow Data
Cash flows provided by operating activities	$247,413	$26,309	$446,395	$476,129	$164,999
Cash flows used in investing activities	$(22,366)	$(121,249)	$(904,328)	$(78,599)	$(26,350)
Cash flows provided by (used in) financing activities	$12,732	$(122,716)	$144,361	$(112,071)	$(41,049)

	Years Ended December 31,
	2009	2008(3)	2007(4)	2006	2005
	(In thousands, except per share and employee data)

Other Financial Data
Gross profit percentage	11.5%	3.9%	8.2%	9.0%	6.6%
Depreciation and amortization	$79,531	$78,244	$39,764	$28,026	$18,216
Capital expenditures	$47,839	$124,595	$88,308	$80,352	$36,869

Other Data
New awards(2)	$6,113,586	$4,286,792	$6,203,243	$4,429,283	$3,279,445
Backlog(2)	$7,199,462	$5,681,008	$7,698,643	$4,560,629	$3,199,395
Number of employees:
Salaried	7,116	8,523	7,779	3,863	3,218
Hourly and craft	8,639	10,295	9,516	8,238	6,773

(1)	Other operating expense (income), net, generally represents losses (gains) on the sale of property and equipment. However, included in 2009 were severance costs, costs associated with the reorganization of our business sectors in early 2009, and costs associated with the closure of certain fabrication facilities in the U.S. and South America, partially offset by a gain associated with the sale of a noncontrolling equity investment held by our CB&I Lummus business sector.

(2)	New awards represent the value of new project commitments received by us during a given period. These commitments are included in backlog until work is performed and revenue is recognized, or until cancellation. Backlog may fluctuate with currency movements.

(3)	Our 2008 results of operations include charges totaling approximately $457,000 associated with additional projected costs to complete the South Hook and Isle of Grain II projects in the U.K. For additional information regarding these projects, see the “Results of Operations” section in Item 7.

(4)	Our 2007 and subsequent results of operations include the operating results of Lummus commencing on November 16, 2007, its acquisition date.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS

Our new awards, revenue and income from operations by reporting segment are as follows:

				2009 vs. 2008		2008 vs. 2007
Years Ended December 31,	2009	2008	2007	$	%	$	%
	(In thousands)

New Awards (1)
CB&I Steel Plate Structures	$2,216,246	$2,562,599	$1,808,261	$(346,353)	(14)%	$754,338	42%
CB&I Lummus	3,585,741	1,218,990	4,383,482	2,366,751	194%	(3,164,492)	(72)%
Lummus Technology	311,599	505,203	11,500	(193,604)	(38)%	493,703	4293%

Total New Awards	$6,113,586	$4,286,792	$6,203,243	$1,826,794	43%	$(1,916,451)	(31)%

Revenue
CB&I Steel Plate Structures	$1,650,271	$2,011,911	$1,753,239	$(361,640)	(18)%	$258,672	15%
CB&I Lummus	2,542,834	3,494,398	2,569,280	(951,564)	(27)%	925,118	36%
Lummus Technology	363,398	438,672	40,973	(75,274)	(17)%	397,699	971%

Total Revenue	$4,556,503	$5,944,981	$4,363,492	$(1,388,478)	(23)%	$1,581,489	36%

Income (Loss) From Operations
CB&I Steel Plate Structures	$147,194	$214,386	$215,307	$(67,192)	(31)%	$(921)	0%
CB&I Lummus	86,127	(289,935)	(16,228)	376,062	130%	(273,707)	(1687)%
Lummus Technology	80,902	110,759	6,487	(29,857)	(27)%	104,272	1607%

Total Income From Operations	$314,223	$35,210	$205,566	$279,013	792%	$(170,356)	(83)%

(1)	New awards represent the value of new project commitments received by us during a given period. These commitments are included in backlog until work is performed and revenue is recognized, or until cancellation.

Current Market Conditions — Although the global marketplace has stabilized to some degree from the extreme volatility at the beginning of 2009 and crude oil prices have rebounded, there remains a degree of uncertainty in our markets around the world, with a risk that our current and prospective projects may be delayed or canceled.

We continue to have a broad diversity within the entire energy project spectrum, with approximately 70% of our 2009 revenue coming from outside the U.S. Our revenue mix will continue to evolve consistent with changes in our backlog mix, as well as shifts in future global demand. With the decrease in gasoline consumption, U.S. refinery investments previously projected have slowed. However, we currently anticipate that investment in Steel Plate Structures and Energy Processes projects will remain strong in many parts of the world. LNG investment also continues, with liquefaction projects increasing in comparison to regasification projects in certain geographies.

2009 VERSUS 2008

Consolidated Results

New Awards/Backlog — During 2009, new awards, representing the value of new project commitments received during a given period, were $6.1 billion, compared with $4.3 billion during 2008. These commitments are included in backlog until work is performed and revenue is recognized, or until cancellation. The increase in new awards over the comparable prior-year period was primarily a result of two significant awards during 2009 for CB&I Lummus; a refinery award in Colombia (in excess of $1.4 billion) and a gas plant in Papua New Guinea (in excess of $1.0 billion). Our 2009 new awards were distributed among our business sectors as follows: CB&I Steel Plate Structures — $2.2 billion (36%), CB&I Lummus — $3.6 billion (59%), and Lummus Technology — $311.6 million (5%). See Segment Results below for further discussion.

Backlog at December 31, 2009 was approximately $7.2 billion, compared with $5.7 billion at December 31, 2008, representing a $1.5 billion increase, which is primarily a result of the significant 2009 awards noted above. As of December 31, 2009, more than 75% of our backlog was for work outside the U.S.

Revenue — Revenue for 2009 was $4.6 billion, representing a $1.4 billion decrease (23%) from 2008. Revenue decreased $361.6 million (18%) for CB&I Steel Plate Structures, $951.6 million (27%) for CB&I Lummus and $75.3 million (17%) for Lummus Technology. See Segment Results below for further discussion.

Gross Profit — Gross profit was $522.7 million (11.5% of revenue) for 2009 compared with $233.2 million (3.9% of revenue) for 2008. During 2008, CB&I Lummus recognized a $457.0 million charge associated with the South Hook and Isle of Grain II projects in the U.K. (“the U.K. Projects”). Although 2009 reflects a $77.0 million charge for the South Hook project, the year benefited from a favorable second quarter claim settlement for CB&I Lummus and a favorable project gross profit mix across all business sectors, offset partially by higher pre-contract costs and lower overhead recoveries on lower revenue volume.

Selling and Administrative Expenses — Selling and administrative expenses for 2009 were $204.9 million (4.5% of revenue), compared with $215.5 million (3.6% of revenue) for 2008. The absolute dollar decrease as compared to 2008 is primarily attributable to a significant reduction in our global and business sector administrative support costs, partly offset by higher incentive program costs in 2009.

Equity Earnings — Equity earnings totaled $35.1 million for 2009, compared to $41.1 million for 2008. The decrease is due primarily to 2008 including higher technology licensing and catalyst sales for various proprietary technologies in joint venture investments of Lummus Technology.

Other Operating Expense (Income) — Other operating expense for 2009 was $15.3 million versus income of ($0.5) million in 2008. The current year included significant severance costs in all business sectors, costs associated with the reorganization of our business sectors in early 2009, and costs associated with the closure of certain fabrication facilities in the U.S. and South America, which were completed in the fourth quarter of 2009. The reorganization and closure costs were related to our CB&I Lummus and CB&I Steel Plate Structures business sectors. These costs were partly offset by a gain associated with the sale of a noncontrolling equity investment held by CB&I Lummus.

Income from Operations — Income from operations for 2009 was $314.2 million versus income from operations of $35.2 million during 2008. The increase was due to the reasons noted above. See Segment Results below for further discussion.

Interest Expense and Interest Income — Interest expense was $21.4 million during 2009, compared with $21.1 million during 2008. The higher 2009 expense reflects the full year impact of higher costs resulting from the amendment of our credit facilities in the second half of 2008, offset partially by a lower debt balance. Interest income was $1.8 million during 2009, compared with $8.4 million for 2008. The decrease was due to lower average short-term investment levels and lower rates of return.

Income Tax Expense — Income tax expense for 2009 was $114.9 million (39.0% of pre-tax income), versus income tax expense of $37.5 million (166.3% of pre-tax income) in 2008. Our 2008 income tax rate was impacted by the aforementioned charges on the U.K. Projects, for which we did not provide an income tax benefit for their net losses in the third and fourth quarters of 2008. Our 2009 income tax rate also reflects the impact of project losses in the U.K., where we have not provided an associated income tax benefit, partially offset by the income tax benefit of previously unrecognized net operating losses utilized during the current year in other jurisdictions, primarily The Netherlands. We expect our 2010 rate to fall within the range of 30% to 33%.

Net Income Attributable to Noncontrolling Interests — Net income attributable to noncontrolling interests for 2009 was $5.5 million compared with $6.2 million for 2008. The changes compared with 2008 are commensurate with the levels of applicable operating income.

Segment Results

CB&I Steel Plate Structures

New Awards/Backlog — During 2009, new awards were $2.2 billion, compared with $2.6 billion in the comparable prior-year period. Significant new awards during 2009 included low temperature/cryogenic and ambient storage tanks in the Middle East (approximately $530.0 million), LNG and condensate storage tanks in Australia (approximately $550.0 million), a crude oil terminal expansion project in Panama (approximately $100.0 million) and an LNG expansion project in the U.S. (approximately $100.0 million). Significant new awards during 2008 included an oil sands storage terminal and LNG peak shaving facility in Canada (approximately $400.0 million and $150.0 million, respectively), two nuclear containment vessels in the U.S. (approximately $336.0 million), an expansion project in Australia, and additional tanks at an LNG import terminal in China.

Revenue — Revenue was $1.7 billion during 2009, representing a decrease of $361.6 million (18%), compared with 2008. The decrease was primarily due to 2009 awards coming in the back half of the year, reduced oil sands related work in Canada, reduced activity in the U.S. and the wind down of a large project in Australia.

Income from Operations — Income from operations for 2009 was $147.2 million (8.9% of revenue), versus $214.4 million (10.7% of revenue) during 2008. Our project gross profit mix was comparable between 2009 and 2008; however, our 2009 results were impacted by lower revenue volume and associated lower overhead recoveries and higher pre-contract costs. The current year was also negatively impacted by closure costs for fabrication facilities in the U.S. and South America and severance costs totaling approximately $5.9 million.

CB&I Lummus

New Awards/Backlog — During 2009, new awards were $3.6 billion, compared with $1.2 billion in 2008. Significant new awards for 2009 included a refinery in Colombia (in excess of $1.4 billion) and a gas plant in Papua New Guinea (in excess of $1.0 billion). Additionally, during 2009 and 2008, we were awarded various energy processes awards throughout the world.

Revenue — Revenue was $2.5 billion during 2009, representing a decrease of $951.6 million (27%), compared with 2008. Our 2009 results were impacted by a lower volume of LNG terminal work in the U.S., Europe and South America, partially offset by higher revenue for refinery work in South America and Europe.

Income (Loss) from Operations — Income from operations for 2009 was $86.1 million (3.4% of revenue), versus a loss from operations of ($289.9) million (8.3% of revenue) during 2008. Included in our 2008 results was a $457.0 million charge for the U.K. Projects. Although our 2009 results included a $77.0 million charge for the South Hook project and included severance costs, closure costs for a fabrication facility in the U.S., higher pre-contract costs, and lower overhead recoveries on lower revenue volume, the year benefited from a favorable second quarter claim settlement and a favorable project gross profit mix. Facility closure and severance costs, net of a gain associated with the sale of a noncontrolling equity investment, totaled approximately $6.8 million in 2009.

The additional 2009 charges for the South Hook project reflect continued cost increases resulting from poor labor productivity and subcontractor performance, which extended our schedule for completion beyond our previous estimates. Specific factors impacting our changes in previous estimates are as follows:

•	We experienced continued poor labor productivity and subcontractor performance.

•	While the projects’ workforce was reduced throughout 2009, as we approached progress completion, we were unable to achieve the rate of reduction anticipated in our estimates.

•	Absenteeism, intermittent labor walkouts and labor strike activity continued as we approached project completion. This impacted the scheduling of work and increased inefficiencies, which further impacted productivity and costs.

•	Control of the site was transferred from CB&I to the project owner during 2009, which required a more stringent permit to work process that was also controlled by the owner. This transfer of control resulted in delays to our work processes and increased costs.

As of December 31, 2009, the project was essentially complete.

Lummus Technology

New Awards/Backlog — During 2009, new awards were $311.6 million, compared with $505.2 million in the comparable prior year period. Significant 2009 new awards included an ethylene cracking heaters award (approximately $40.0 million). During 2008, significant awards included heat transfer equipment for a petrochemical complex in the Middle East (approximately $140.0 million), and a licensing and engineering award for a petrochemical complex in India.

Revenue — Revenue was $363.4 million for 2009, representing a decrease of $75.3 million (17%), compared with 2008. Our 2009 results were impacted by a lower opening backlog entering into 2009 than 2008 and fewer 2009 licensing and heater supply contracts, reflecting the uncertainty in the markets in late 2008 and early 2009.

Income from Operations — Income from operations for 2009 was $80.9 million (22.3% of revenue), versus $110.8 million (25.2% of revenue) during 2008. Our 2009 results were impacted by lower revenue volume, lower equity earnings due to fewer joint venture licensing awards, and severance costs totaling approximately $2.6 million, offset partially by a favorable project gross profit mix and lower research and development and selling and administrative costs.

2008 VERSUS 2007

Our 2008 and 2007 results, as well as the related discussion below, have been reported consistent with the aforementioned new business sector structure.

Consolidated Results

New Awards/Backlog — During 2008, new awards were $4.3 billion, compared with $6.2 billion during 2007. The decrease in new awards over the comparable prior-year period was primarily due to the delay of several opportunities during 2008, including a Colombian refinery project that was awarded during the fourth quarter of 2009. Additionally, the prior year included significant LNG terminal awards in South America and the U.K for CB&I Lummus. New awards in 2008 were distributed among our business sectors as follows: CB&I Steel Plate Structures — $2.6 billion (60%), CB&I Lummus — $1.2 billion (28%) and Lummus Technology — $505.2 million (12%). See Segment Results below for further discussion.

Backlog at December 31, 2008 was approximately $5.7 billion, compared with $7.7 billion at December 31, 2007, representing a $2.0 billion decrease, primarily due to lower 2008 awards.

Revenue — Revenue for 2008 was $5.9 billion, representing a $1.6 billion increase (36%) from 2007. We experienced revenue growth in all business sectors, including $258.7 million (15%) for CB&I Steel Plate Structures, $925.1 million (36%) for CB&I Lummus, and $397.7 million (971%) for Lummus Technology. Approximately $500.0 million of the CB&I Lummus increase was a result of our November 2007 Lummus acquisition, the operations of which reside in our CB&I Lummus and Lummus Technology business sectors. See Segment Results below for further discussion.

Gross Profit — Gross profit was $233.2 million (3.9% of revenue) for 2008 compared with $356.8 million (8.2% of revenue) for 2007. The decrease in gross profit was primarily attributable to the following factors:

•	Continued poor labor productivity, significant weather delays and the need to supplement critical subcontractor areas adversely impacted the schedules for the U.K. Projects and necessitated substantial expenditures during 2008 well above previous estimates. Consequently, the schedule for achieving first gas for the South Hook LNG project was delayed to 2009 and projected costs increased. While experiencing similar issues during 2008, the Isle of Grain II LNG project received first gas in line with our revised schedule in November 2008 and achieved gas out in late December 2008. As a result of the aforementioned, we recognized charges to earnings of $358.0 million and $99.0 million during 2008 for South Hook and Isle of Grain II, respectively. Charges for the South Hook project during 2007 totaled approximately $97.7 million.

•	Gross profit in CB&I Lummus was also unfavorably impacted by increased forecasted materials and associated construction labor costs on a project in the U.S., the majority of which were incurred during the first quarter of 2008.

•	Gross profit in CB&I Steel Plate Structures was favorably impacted during 2007 by a cancellation provision on an LNG tank project in Canada.

Gross profit for 2008, excluding the $457.0 million charge for the U.K. Projects, was $690.2 million (approximately 11.0% of revenue). The improvement over 2007 is primarily a result of the contribution of our acquired Lummus Technology business and solid project execution of 2007 year-end backlog and 2008 new awards.

Selling and Administrative Expenses — Selling and administrative expenses for 2008 were $215.5 million (3.6% of revenue), compared with $153.7 million (3.5% of revenue) for 2007. The absolute dollar increase as compared to 2007 was primarily attributable to incremental costs associated with our acquired Lummus business and growth in global administrative support costs, partly offset by lower 2008 performance-based compensation expense.

Equity Earnings — Equity earnings of $41.1 million during 2008 were generated from technology licensing and catalyst sales for various proprietary technologies in joint venture investments of Lummus Technology. Post-acquisition equity earnings during 2007 totaled $5.1 million.

Income from Operations — Income from operations for 2008 was $35.2 million compared to $205.6 million during 2007. As described above, our 2008 results benefited, on a net basis, from our November 2007 acquisition of Lummus, and general solid execution of our backlog and new awards, offset by charges for the U.K. Projects. See Segment Results below for further discussion.

Interest Expense and Interest Income — Interest expense was $21.1 million during 2008, compared with $7.3 million during 2007. The increase of $13.8 million was primarily due to higher average debt levels resulting from borrowings utilized to fund a portion of our Lummus acquisition. Borrowings associated with the Lummus acquisition included a $200.0 million five-year term loan and periodic borrowings under our revolving credit facility. Interest income was $8.4 million during 2008, compared with $31.1 million for 2007. The decrease of $22.7 million was due to lower short-term investment levels resulting from cash utilized to fund the U.K. Projects and the balance of our Lummus acquisition.

Income Tax Expense — Income tax expense for 2008 was $37.5 million (166.3% of pre-tax income) versus $57.4 million (25.0% of pre-tax income) in 2007. Our 2008 tax rate was negatively impacted as we did not provide an income tax benefit for $128.0 million of net losses incurred in the U.K. during the second half of 2008.

Net Income Attributable to Noncontrolling Interests — Net income attributable to noncontrolling interests for 2008 was $6.2 million compared with $6.4 million for 2007. The changes compared with 2007 were commensurate with the levels of applicable operating income.

Segment Results

CB&I Steel Plate Structures

New Awards/Backlog — During 2008, new awards were $2.6 billion, compared with $1.8 billion in the comparable prior-year period. Significant new awards in 2008 included an oil sands storage terminal and LNG peak shaving facility in Canada (approximately $400.0 million and $150.0 million, respectively), two nuclear containment vessels in the U.S. (approximately $336.0 million), an expansion project in Australia, and additional tanks at an LNG import terminal in China. New awards in 2007 included a storage facility in Australia (approximately $373.0 million), and various smaller awards.

Revenue — Revenue was $2.0 billion during 2008, representing an increase of $258.7 million (15%), compared with 2007. Revenue in 2008 was impacted by growth in Canada and the Middle East and significant beginning of the year backlog in Australia.

Income from Operations — Income from operations for 2008 was $214.4 million (10.7% of revenue), versus $215.3 million (12.3% of revenue) during 2007. Although 2008 benefited from higher revenue volume compared to 2007, the prior year results benefited from the impact of a cancellation provision on a project in Canada.

CB&I Lummus

New Awards/Backlog — During 2008, new awards were $1.2 billion, compared with $4.4 billion in 2007. 2008 included various energy processes awards throughout the world. Awards in 2007 included the Peru LNG liquefaction and Chile LNG regasification terminal awards (approximately $1.5 billion and $775.0 million, respectively), and a U.K. LNG terminal award (approximately $500.0 million).

Revenue — Revenue was $3.5 billion during 2008, representing an increase of $925.1 million (36%), compared with 2007. The increase in 2008 was primarily attributable to revenue associated with the acquired Lummus EPC business, totaling $563.2 million, as well as the impact of significant beginning of the year LNG backlog in the U.S. and South America.

Loss from Operations — Loss from operations for 2008 was ($289.9) million (8.3% of revenue), versus ($16.2) million (0.6% of revenue) during 2007. Results for 2008 were unfavorably impacted by the aforementioned charges on the U.K. Projects and a project in the U.S., offset partially by the net benefit of the acquired Lummus EPC business. Loss from operations in 2007 included charges on the South Hook project totaling approximately $97.7 million.

Lummus Technology

New Awards/Backlog — During 2008, new awards were $505.2 million, including an award for heat transfer equipment for a petrochemical complex in the Middle East (approximately $140.0 million), and a licensing and engineering award for a petrochemical complex in India. Post-acquisition new awards during 2007 totaled approximately $11.5 million.

Revenue — Revenue was $438.7 million for 2008, reflecting the strength of licensing and heater supply contracts. 2007 post-acquisition revenue totaled $41.0 million.

Income from Operations — Income from operations for 2008 was $110.8 million (25.2% of revenue) versus $6.5 million (15.8% of revenue) during 2007, representing a favorable project mix on higher 2008 revenue volume.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents — At December 31, 2009, cash and cash equivalents totaled $326.0 million.

Operating — During 2009, our cash flows from operations totaled $247.4 million, as cash generated from our earnings was partly offset by an overall increase in working capital levels. The increase in working capital was a result of decreases in accounts payable ($220.1 million), primarily attributable to payments on our major CB&I Lummus LNG projects, partially offset by decreases in accounts receivable ($117.8 million), primarily from collections on our major CB&I Lummus LNG projects and Lummus Technology projects, and decreases in our net contracts in progress balance ($37.1 million) primarily for our significant CB&I Steel Plate Structures projects.

Investing — During 2009, we invested $49.8 million, including $47.8 million for capital expenditures in support of projects and facilities and $2.0 million for a Lummus Technology acquisition. For 2010, capital expenditures are anticipated to be in the $50.0 to $60.0 million range. These expenditures were partially offset by $27.5 million of proceeds from the sale of a noncontrolling equity investment during the third quarter and sales of property and equipment in connection with the closure of facilities in the U.S. and normal operations.

We continue to evaluate and selectively pursue opportunities for additional expansion of our business through acquisition of complementary businesses. These acquisitions, if they arise, may involve the use of cash or may require further debt or equity financing.

Financing — During 2009, net cash flows from financing activities totaled $12.7 million, primarily resulting from the issuance of shares associated with our Share Issuance Program discussed below (net proceeds of $43.6 million) and our stock-based compensation plans ($9.5 million). Uses of cash primarily related to an installment payment on our Term Loan (see below) in the fourth quarter totaling $40.0 million. Dividends were suspended beginning in the first quarter of 2009.

To raise additional capital, effective August 18, 2009, we entered into a Sales Agency Agreement pursuant to which we may issue and sell from time to time through our sales agent, up to 10.0 million shares of our common stock. We expect to use net proceeds from sales of our common stock for general corporate purposes. During 2009, we sold 2,448,683 shares for net proceeds of $43.6 million.

Our primary internal source of liquidity is cash flow generated from operations. Capacity under a revolving credit facility is also available, if necessary, to fund operating or investing activities. We have a five-year $1.1 billion, committed and unsecured revolving credit facility (the “Revolving Facility”), with JPMorgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A., as syndication agent, which terminates in October 2011. As of December 31, 2009, no direct borrowings were outstanding under the facility, but we had issued $406.6 million of letters of credit. Such letters of credit are generally issued to customers in the ordinary course of business to support advance payments and performance guarantees or in lieu of retention on our contracts. As of December 31, 2009, we had $693.4 million of available capacity under the facility. The facility has a borrowing sublimit of $550.0 million and certain restrictive covenants, the most restrictive of which include a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum net worth level. It also places restrictions regarding subsidiary indebtedness, sales of assets, liens, investments, type of business conducted and mergers and acquisitions, among other restrictions. In the event that we were to borrow funds under the facility, interest would be assessed at either prime plus an applicable floating margin or LIBOR plus an applicable floating margin.

In addition to the Revolving Facility, we have three committed and unsecured letter of credit and term loan agreements (the “LC Agreements”) with Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., and various private placement note investors. Under the terms of the LC Agreements, either banking institution (the “LC Issuers”) can issue letters of credit. In the aggregate, they provide up to $275.0 million of capacity. As of December 31, 2009, no direct borrowings were outstanding under the LC Agreements, but all three tranches were fully utilized. Tranche A, a $50.0 million facility, and Tranche B, a $100.0 million facility, are both five-year facilities which terminate in November 2011. Tranche C is an eight-year, $125.0 million facility expiring in November 2014. The LC Agreements have certain restrictive covenants, the most restrictive of which include a minimum net worth level, a minimum fixed charge coverage ratio and a maximum leverage ratio. They also include restrictions with regard to subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, affiliate transactions, sales and leasebacks, and mergers and acquisitions, among other restrictions. In the event of default under the LC Agreements, including our failure to reimburse a draw against an issued letter of credit, the LC Issuers could transfer their claim against us, to the extent such amount is due and payable by us under the LC Agreements, to the private placement lenders, creating a term loan that is due and payable no later than the stated maturity of the respective LC Agreement. In addition to quarterly letter of credit fees that we pay under the LC Agreements, to the extent that a term loan is in effect, we would be assessed a floating rate of interest over LIBOR.

Additionally, we have a $200.0 million unsecured Term Loan facility (the “Term Loan”) with JPMorgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A., as syndication agent. Interest under the Term Loan has been based upon LIBOR plus an applicable floating margin and is paid quarterly in arrears. At our election, we may borrow at prime plus an applicable floating credit margin. We also have an interest rate swap that provides for an interest rate of approximately 5.57%, inclusive of the applicable floating margin. The Term Loan will continue to be repaid in equal installments of $40.0 million per year, with the last principal payment due in November 2012. It has similar restrictive covenants to the ones noted above for the Revolving Facility.

We also have various short-term, uncommitted revolving credit facilities (the “Uncommitted Facilities”) across several geographic regions of approximately $1.3 billion. These facilities are generally used to provide letters of credit or bank guarantees to customers in the ordinary course of business to support advance payments and performance guarantees or in lieu of retention on our contracts. At December 31, 2009, we had available capacity of $535.8 million under these facilities. In addition to providing letters of credit or bank guarantees, we also issue surety bonds in the ordinary course of business to support our contract performance.

We could be impacted as a result of the current global financial, credit, and economic crisis if our customers delay or cancel projects, if our customers experience a material change in their ability to pay us, if we are unable to meet our restrictive covenants, or if the banks associated with our current Revolving Facility, LC Agreements, Term Loan, and Uncommitted Facilities, were to cease or reduce operations.

We were in compliance with all restrictive lending covenants as of December 31, 2009; however, our ability to remain in compliance with, and the corresponding availability of, such lending facilities could be impacted by circumstances or conditions beyond our control caused by the global financial, credit, and economic crisis, including but not limited to, cancellation of contracts, changes in currency exchange or interest rates, performance of pension plan assets, or changes in actuarial assumptions.

For a further discussion of letters of credit and surety bonds, as well as the Term Loan, see Notes 8 and 11 to our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

As of December 31, 2009, the following commitments were in place to support our ordinary course obligations:

	Amounts by Expiration Period
Commitments	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)

Letters of credit/bank guarantees	$1,482,648	$739,210	$726,481	$14,823	$2,134
Surety bonds	247,623	179,571	68,052	—	—

Total commitments	$1,730,271	$918,781	$794,533	$14,823	$2,134

Note:	Letters of credit include $31.5 million of letters of credit issued in support of our insurance program.

Contractual obligations at December 31, 2009 are summarized below:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In thousands)

Term Loan(1)	$133,072	$46,678	$86,394	$—	$—
Operating leases	256,749	46,076	69,504	48,020	93,149
Purchase obligations(2)	—	—	—	—	—
Self-insurance obligations(3)	11,694	11,694	—	—	—
Pension funding obligations(4)	15,500	15,500	—	—	—
Postretirement benefit funding obligations(4)	4,000	4,000	—	—	—
Unrecognized tax benefits(5)	—	—	—	—	—

Total contractual obligations	$421,015	$123,948	$155,898	$48,020	$93,149

(1)	Interest under our $200.0 million Term Loan ($120.0 million balance remains at December 31, 2009) is calculated based upon our election to borrow at LIBOR plus an applicable floating margin paid quarterly in arrears. However, we have an interest rate swap that provides for an interest rate of approximately 5.57%. Our Term Loan obligation noted above includes interest accruing at this fixed rate.

(2)	In the ordinary course of business, we enter into purchase commitments to satisfy our requirements for materials and supplies for contracts that have been awarded. These purchase commitments, that are to be recovered from our customers, are generally settled in less than one year. We do not enter into long-term purchase commitments on a speculative basis for fixed or minimum quantities.

(3)	Amount represents expected 2010 payments associated with our self-insurance program. Payments beyond one year have not been included in the table as amounts are not determinable on a year-by-year basis.

(4)	Amounts represent expected 2010 contributions to fund our defined benefit and other postretirement plans, respectively. Contributions beyond one year have not been included as amounts are not determinable.

(5)	Payments for reserved tax contingencies of $17.1 million are not included as the timing of specific tax payments is not determinable.

The equity and credit markets continue to be volatile. A continuation of this level of volatility in the credit markets may increase costs associated with issuing letters of credit under our Uncommitted Facilities or could increase costs when we amend, or extend available capacity under, our existing credit facilities. Notwithstanding these adverse conditions, we believe that our cash on hand, funds generated by operations, amounts available under our existing Revolving Facility and LC Agreements, and external sources of liquidity, such as the issuance of debt and equity instruments, will be sufficient to finance our capital expenditures, settle our commitments and contingencies (as more fully described in Note 11 to our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data”) and address our working capital needs for the foreseeable future. However, there can be no assurance that such funding will be available, as our ability to generate cash flows from operations and our ability to access funding under our Revolving Facility and LC Agreements may be impacted by a variety of business, economic, legislative, financial and other factors, which may be outside of our control. Additionally, while we currently have significant, uncommitted bonding facilities, primarily to support various commercial provisions in our contracts, a termination or reduction of these bonding facilities could result in the utilization of letters of credit in lieu of performance bonds, thereby reducing our available capacity under the Revolving Facility and LC Agreements. Although we do not anticipate a reduction or termination of the bonding facilities, there can be no assurance that such facilities will be available at reasonable terms to service our ordinary course obligations.

We are a defendant in a number of lawsuits arising in the normal course of business and we have in place appropriate insurance coverage for the type of work that we have performed. As a matter of standard policy, we review our litigation accrual quarterly and as further information is known on pending cases, increases or decreases, as appropriate, may be recorded in accordance with the FASB ASC’s Commitments and Contingencies Topic.

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

NEW ACCOUNTING STANDARDS

For a discussion of new accounting standards, see the applicable section in Note 2 to our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data.”

CRITICAL ACCOUNTING ESTIMATES

The discussion and analysis of financial condition and results of operations are based upon our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data,” which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis, based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our management has discussed the development and selection of our critical accounting estimates with the Audit Committee of our Supervisory Board of Directors. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

Revenue Recognition — Our contracts are awarded on a competitive bid and negotiated basis. We offer our customers a range of contracting options, including fixed-price, cost reimbursable and hybrid approaches. Contract revenue is primarily recognized using the percentage-of-completion method, based on the percentage that actual costs-to-date bear to total estimated costs to complete each contract. We utilize this cost-to-cost approach as we believe this method is less subjective than relying on assessments of physical progress. We follow the guidance in the FASB’s ASC Revenue Recognition Topic 605-35 (formerly SOP 81-1) for accounting policies relating to our use of the percentage-of-completion method, estimating costs and revenue recognition, including the recognition of profit incentives, combining and segmenting contracts and unapproved change order/claim recognition. Under the cost-to-cost approach, the most widely recognized method used for percentage-of-completion accounting, the use of estimated cost to complete each contract is a significant variable in the process of determining revenue recognized and is a significant factor in the accounting for contracts. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates.

Contract revenue reflects the original contract price adjusted for approved change orders and estimated minimum recoveries of unapproved change orders and claims. We recognize revenue associated with unapproved change orders and claims to the extent that related costs have been incurred when recovery is probable and the value can be reliably estimated. At December 31, 2009, we had no material unapproved change orders/claims recognized in revenue. At December 31, 2008, we had projects with outstanding unapproved change orders/claims of approximately $50.0 million factored into the determination of their revenue and estimated costs.

Losses expected to be incurred on contracts in progress are charged to earnings in the period such losses become known. For projects in a significant loss position, we recognized net losses of approximately $90.0 million, $453.0 million and $117.6 million during 2009, 2008 and 2007, respectively.

Credit Extension — We extend credit to customers and other parties in the normal course of business only after a review of the potential customer’s creditworthiness. Additionally, management reviews the commercial terms of all significant contracts before entering into a contractual arrangement. We regularly review outstanding receivables and provide for estimated losses through an allowance for doubtful accounts. In evaluating the level of established reserves, management makes judgments regarding the parties’ ability to and likelihood of making required payments, economic events and other factors. As the financial condition of these parties’ changes, circumstances develop, or additional information becomes available, adjustments to the allowance for doubtful accounts may be required.

Financial Instruments — We follow the guidance of the FASB ASC’s Derivatives and Hedging Topic 815 as it relates to our financial instruments. Although we do not engage in currency speculation, we use forward contracts on an on-going basis to mitigate certain operating exposures, as well as hedge intercompany loans utilized to finance non-U.S. subsidiaries. Hedge contracts utilized to mitigate operating exposures are generally designated as “cash flow hedges.” Therefore, gains and losses, exclusive of forward points and credit risk, are included in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets until the associated underlying operating exposure impacts our earnings. Gains and losses associated with instruments deemed ineffective during the period, if any, instruments for which we do not seek hedge accounting treatment, including those instruments used to hedge intercompany loans, and changes in the fair value of forward points, are recognized within cost of revenue in the Consolidated Statements of Operations. In circumstances where we utilize forward contracts, our results of operations might be negatively impacted if the underlying transactions occur at different times, in different amounts than originally anticipated or if the counterparties to our forward contracts fail to perform. We do not hold, issue, or use financial instruments for trading or speculative purposes.

We have also entered into a swap arrangement to hedge against interest rate variability associated with our $200.0 million Term Loan. The swap arrangement is designated as a cash flow hedge, as the critical terms matched those of the Term Loan at inception and as of December 31, 2009. We will continue to assess hedge effectiveness of the swap transaction prospectively. Our other financial instruments are not significant.

Income Taxes — We follow the guidance of the FASB ASC’s Income Taxes Topic 740-10. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The final realization of deferred tax assets depends on our ability to generate sufficient future taxable income of the appropriate character and in the appropriate jurisdictions. At December 31, 2009, we had a $69.0 million net deferred tax asset recorded associated with losses incurred in the U.K. We have not provided a valuation allowance against this net deferred tax asset amount as we believe that it is more likely than not that it will be utilized from future earnings and contracting strategies. During 2009, the asset decreased by $17.0 million associated with U.K. income, and increased by $6.0 million for the impact of changes in year-end exchange rates.

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

Estimated Reserves for Insurance Matters — We maintain insurance coverage for various aspects of our business and operations. However, we retain a portion of anticipated losses through the use of deductibles and self-insured retentions for our exposures related to third-party liability and workers’ compensation. Management regularly reviews estimates of reported and unreported claims through analysis of historical and projected trends, in conjunction with actuaries and other consultants, and provides for losses through insurance reserves. As claims develop and additional information becomes available, adjustments to loss reserves may be required. If actual results are not consistent with our assumptions, we may be exposed to gains or losses that could be material. A hypothetical ten percent change in our self-insurance reserves at December 31, 2009 would have impacted our pre-tax income by approximately $3.6 million for 2009.

Recoverability of Goodwill — The FASB ASC’s Intangibles-Goodwill and Other Topic 350 states that goodwill and indefinite-lived intangible assets are not amortized to earnings, but instead are reviewed for impairment at least annually via a two-phase process, absent any indicators of impairment. The goodwill impairment analysis conducted in accordance with this topic requires us to allocate goodwill to our reporting units, compare the fair value of each reporting unit with its carrying amount, including goodwill, and then, if necessary, record a goodwill impairment charge in an amount equal to the excess, if any, of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill. Beginning in the first quarter of 2009, our management structure and internal and public segment reporting were aligned based upon three distinct business sectors, rather than our historical practice of reporting based upon discrete geographic regions and Lummus Technology. These three business sectors are CB&I Steel Plate Structures, CB&I Lummus and Lummus Technology. Based upon this new management structure, our reporting units were reassessed. Goodwill associated with our previous regional reporting units was clearly separable for inclusion in our current reporting units.

The primary method we employ to estimate the fair value of each reporting unit is the discounted cash flow method. This methodology is based, to a large extent, on assumptions about future events, which may or may not occur as anticipated and such deviations could have a significant impact on the estimated fair values calculated. These assumptions include, but are not limited to, estimates of future growth rates, discount rates and terminal values of reporting units. Our goodwill balance at December 31, 2009 was $962.7 million. Based upon our current strategic planning and associated goodwill impairment assessments, we do not believe there is a reasonable possibility that our reporting units are at risk of recognizing an impairment of their goodwill.

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

Another form of foreign currency exposure relates to our non-U.S. subsidiaries’ normal contracting activities. We generally attempt to limit our exposure to foreign currency fluctuations in most of our contracts through provisions that require customer payments in U.S. dollars, the currency of the contracting entity or other currencies corresponding to the currency in which costs are incurred. As a result, we do not always need to hedge foreign currency cash flows for contract work performed. However, where construction contracts do not contain foreign currency provisions, we generally use forward exchange contracts to hedge foreign currency exposure of forecasted transactions and firm commitments. At December 31, 2009, the outstanding notional value of these cash flow hedge contracts was $40.4 million. Our primary foreign currency exchange rate exposure hedged includes the Chilean Peso, Euro, Peruvian Nuevo Sol, British Pound and Czech Koruna. The gains and losses on these contracts are intended to offset changes in the value of the related exposures. The unrealized hedge fair value gain for 2009 associated with instruments for which we do not seek hedge accounting treatment totaled $0.1 million and was recognized within cost of revenue in the Consolidated Statement of Operations. Additionally, we exclude forward points, which represent the time value component of the fair value of our derivative positions, from our hedge assessment analysis. This time value component is recognized as ineffectiveness within cost of revenue and was an unrealized gain totaling approximately $2.9 million during 2009. As a result, our total unrealized hedge fair value gain recognized within cost of revenue for 2009 was $3.0 million. The total net fair value of these contracts, including the foreign currency gain related to ineffectiveness, was a gain of approximately $2.0 million. The terms of our contracts generally extend up to two years. The potential change in fair value for our outstanding contracts from a hypothetical ten percent change in quoted foreign currency exchange rates would have been approximately $0.2 million and $1.1 million at December 31, 2009 and 2008, respectively.

At the time we entered into our Term Loan, we also entered into a swap arrangement to hedge against the Term Loan’s interest rate variability. The swap arrangement is designated as a cash flow hedge under the FASB ASC’s Derivative and Hedging Topic 815 as the critical terms matched those of the Term Loan at inception and as of December 31, 2009. The potential change in fair value for our interest rate swap from a hypothetical one percent change in the LIBOR rate would have been approximately $2.0 million and $2.4 million at December 31, 2009 and 2008, respectively.

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

The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and notes payable approximates their fair values because of the short-term nature of these instruments. At December 31, 2009 and 2008, the fair value of our long-term debt, based on the current market rates for debt with similar credit risk and maturity, approximated the value recorded on our Consolidated Balance Sheet as interest is based upon LIBOR plus an applicable floating spread and is paid quarterly in arrears. See Note 9 to our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data” for quantification of our financial instruments.

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

Based on our evaluation under the framework in Internal Control — Integrated Framework, our principal executive officer and principal financial officer concluded our internal control over financial reporting was effective as of December 31, 2009. The conclusion of our principal executive officer and principal financial officer is based on the recognition that there are inherent limitations in all systems of internal control, including the possibility of human error and the circumvention or overriding of controls. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Philip K. Asherman Philip K. Asherman President and Chief Executive Officer	/s/ Ronald A. Ballschmiede Ronald A. Ballschmiede Executive Vice President and Chief Financial Officer

February 22, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Supervisory Board and Shareholders of
Chicago Bridge & Iron Company N.V.

We have audited Chicago Bridge & Iron Company N.V. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Chicago Bridge & Iron Company N.V. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Chicago Bridge & Iron Company N.V. and subsidiaries’ maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Chicago Bridge & Iron Company N.V. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule for each of the three years in the period ended December 31, 2009, listed in the Index at Item 15. Our report dated February 22, 2010, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Houston, Texas
February 22, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Supervisory Board and Shareholders of
Chicago Bridge & Iron Company N.V.

We have audited the accompanying consolidated balance sheets of Chicago Bridge & Iron Company N.V. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule for each of the three years in the period ended December 31, 2009, listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chicago Bridge & Iron Company N.V. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the accompanying consolidated financial statements have been retrospectively adjusted for the adoption of a new accounting standard which changed the presentation of noncontrolling interests in subsidiaries.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chicago Bridge & Iron Company N.V. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2010, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Houston, Texas
February 22, 2010

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)

Revenue	$4,556,503	$5,944,981	$4,363,492
Cost of revenue	4,033,783	5,711,831	4,006,643

Gross profit	522,720	233,150	356,849
Selling and administrative expenses	204,911	215,457	153,667
Intangibles amortization (Note 5)	23,326	24,039	3,996
Other operating expense (income), net	15,324	(464)	(1,274)
Equity earnings (Note 6)	(35,064)	(41,092)	(5,106)

Income from operations	314,223	35,210	205,566
Interest expense	(21,383)	(21,109)	(7,269)
Interest income	1,817	8,426	31,121

Income before taxes	294,657	22,527	229,418
Income tax expense (Note 14)	(114,917)	(37,470)	(57,354)

Net income (loss)	179,740	(14,943)	172,064
Less: Net income attributable to noncontrolling interests	(5,451)	(6,203)	(6,424)

Net income (loss) attributable to CB&I	$174,289	$(21,146)	$165,640

Net income (loss) attributable to CB&I per share (Note 2):
Basic	$1.82	$(0.22)	$1.73
Diluted	$1.79	$(0.22)	$1.71

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except share data)

ASSETS
Cash and cash equivalents	$326,000	$88,221
Accounts receivable, net of allowance for doubtful accounts of $3,858 in
2009 and $4,956 in 2008	477,844	595,631
Costs and estimated earnings in excess of billings (Note 4)	221,569	307,656
Deferred income taxes (Note 14)	85,224	51,946
Other current assets	84,941	147,661

Total current assets	1,195,578	1,191,115

Equity investments (Note 6)	132,258	130,031
Property and equipment, net (Note 7)	316,112	336,093
Non-current contract retentions (Note 2)	7,146	1,973
Deferred income taxes (Note 14)	102,538	95,756
Goodwill (Note 5)	962,690	962,305
Other intangibles, net (Note 5)	216,910	236,369
Other non-current assets	83,535	47,076

Total assets	$3,016,767	$3,000,718

LIABILITIES
Notes payable (Note 8)	$709	$523
Current maturity of long-term debt (Note 8)	40,000	40,000
Accounts payable	467,944	688,042
Accrued liabilities (Note 7)	235,242	267,841
Billings in excess of costs and estimated earnings (Note 4)	920,732	969,718
Income taxes payable	15,248	22,001

Total current liabilities	1,679,875	1,988,125

Long-term debt (Note 8)	80,000	120,000
Other non-current liabilities (Note 7)	258,517	251,800
Deferred income taxes (Note 14)	101,085	66,940

Total liabilities	2,119,477	2,426,865

Commitments and contingencies (Note 11)	—	—
Shareholders’ Equity
Common stock, Euro .01 par value; shares authorized: 250,000,000 in 2009 and 2008;
shares issued: 101,522,318 in 2009 and 99,073,635 in 2008;
shares outstanding: 100,203,855 in 2009 and 95,277,073 in 2008	1,190	1,154
Additional paid-in capital	359,283	368,644
Retained earnings	578,612	404,323
Stock held in Trust (Note 12)	(33,576)	(31,929)
Treasury stock, at cost: 1,318,463 shares in 2009 and 3,796,562 in 2008	(30,872)	(120,113)
Accumulated other comprehensive loss (Note 12)	(817)	(66,254)

Total CB&I shareholders’ equity	873,820	555,825

Noncontrolling interests	23,470	18,028

Total equity	897,290	573,853

Total liabilities and shareholders’ equity	$3,016,767	$3,000,718

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Cash Flows from Operating Activities

Net income (loss)	$179,740	$(14,943)	$172,064
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	79,531	78,244	39,764
Deferred taxes	(7,937)	(42,178)	18,993
Stock-based compensation expense	28,580	18,675	16,914
Equity earnings, net	(34,049)	(37,907)	(4,925)
Gain on sale of property, equipment and equity investments	(2,644)	(464)	(1,274)
Unrealized (gain) loss on foreign currency hedge ineffectiveness	(2,968)	3,680	1,828
Excess tax benefits from stock-based compensation	(175)	(3,113)	(7,112)
Change in operating assets and liabilities (see below)	7,335	24,315	210,143

Net cash provided by operating activities	247,413	26,309	446,395

Cash Flows from Investing Activities
Cost of business acquisitions, net of cash acquired	(2,000)	—	(820,871)
Capital expenditures	(47,839)	(124,595)	(88,308)
Purchases of short-term investments	—	—	(382,786)
Proceeds from sale of short-term investments	—	—	382,786
Proceeds from sale of property, equipment and equity investments	27,473	3,346	4,851

Net cash used in investing activities	(22,366)	(121,249)	(904,328)

Cash Flows from Financing Activities
Increase (decrease) in notes payable	186	(407)	149
Repayment of debt	(40,000)	(40,000)	(25,000)
Term loan borrowings	—	—	200,000
Excess tax benefits from stock-based compensation	175	3,113	7,112
Purchase of treasury stock associated with stock plans/repurchase program	(680)	(80,604)	(30,986)
Issuance of common stock associated with stock plans/share issuance program	43,578	—	1,225
Issuance of treasury stock associated with stock plans	9,473	10,541	9,511
Dividends paid	—	(15,359)	(15,443)
Other	—	—	(2,207)

Net cash provided by (used in) financing activities	12,732	(122,716)	144,361

Increase (decrease) in cash and cash equivalents	237,779	(217,656)	(313,572)
Cash and cash equivalents, beginning of the year	88,221	305,877	619,449

Cash and cash equivalents, end of the year	$326,000	$88,221	$305,877

Change in Operating Assets and Liabilities
Decrease in receivables, net	$117,787	$44,947	$33,660
Change in contracts in progress, net	37,101	(130,044)	483,834
(Increase) decrease in non-current contract retentions	(5,173)	1,416	13,916
(Decrease) increase in accounts payable	(220,098)	137,256	(268,791)
Decrease (increase) in other current and non-current assets	9,803	(32,883)	(14,648)
(Decrease) increase in income taxes payable	(5,522)	19,370	11,828
Decrease in accrued and other non-current liabilities	(1,020)	(14,683)	(73,693)
Decrease in equity investments	24,219	31,500	13,668
Decrease (increase) in other	50,238	(32,564)	10,369

Total	$7,335	$24,315	$210,143

Supplemental Cash Flow Disclosures
Cash paid for interest	$16,812	$18,639	$8,966
Cash paid for income taxes (net of refunds)	$113,403	$62,405	$24,228

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

									(Note 12)
									Accumulated
			Additional						Other		Total
	Common Stock		Paid-In	Retained	Stock Held in Trust		Treasury Stock		Comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Shares	Amount	(Loss) Income	Interests	Equity

Balance at December 31, 2006	95,967	1,153	355,939	292,431	632	(15,231)	3,052	(80,040)	(11,817)	5,590	548,025
Net income	—	—	—	165,640	—	—	—	—	—	6,424	172,064
Other comprehensive income, net	—	—	—	—	—	—	—	—	31,669	(14)	31,655
Acquisition	—	—	—	—	—	—	—	—	—	440	440
Distribution to noncontrolling interest	—	—	—	—	—	—	—	—	—	(582)	(582)
Adjustment to initially apply FASB ASC’s Income Taxes Topic 740-10 (formerly FIN 48)	—	—	—	(1,800)	—	—	—	—	—	—	(1,800)
Dividends to common shareholders ($0.04 per share)	—	—	—	(15,443)	—	—	—	—	—	—	(15,443)
Stock-based compensation plan expense	—	—	16,914	—	—	—	—	—	—	—	16,914
Issuance of treasury stock to Trust	369	—	1,805	—	369	(10,932)	(369)	9,127	—	—	—
Release of Trust shares	—	—	(4,089)	—	(217)	4,670	—	—	—	—	581
Purchase of treasury stock associated with stock plans	(919)	—	(1,789)	—	—	—	919	(29,197)	—	—	(30,986)
Issuance of common stock associated with stock plans	55	1	1,224	—	—	—	—	—	—	—	1,225
Issuance of treasury stock associated with stock plans	1,219	—	(14,517)	—	—	—	(1,219)	31,001	—	—	16,484

Balance at December 31, 2007	96,691	1,154	355,487	440,828	784	(21,493)	2,383	(69,109)	19,852	11,858	738,577
Net income	—	—	—	(21,146)	—	—	—	—	—	6,203	(14,943)
Other comprehensive income, net	—	—	—	—	—	—	—	—	(86,106)	(33)	(86,139)
Dividends to common shareholders ($0.04 per share)	—	—	—	(15,359)	—	—	—	—	—	—	(15,359)
Stock-based compensation plan expense	—	—	18,675	—	—	—	—	—	—	—	18,675
Issuance of treasury stock to Trust	406	—	6,859	—	406	(17,625)	(406)	10,766	—	—	—
Release of Trust shares	—	—	(5,622)	—	(281)	7,189	—	—	—	—	1,567
Purchase of treasury stock associated with stock plans	(2,519)	—	—	—	—	—	2,519	(80,604)	—	—	(80,604)
Issuance of treasury stock associated with stock plans	699	—	(6,755)	—	—	—	(699)	18,834	—	—	12,079

Balance at December 31, 2008	95,277	1,154	368,644	404,323	909	(31,929)	3,797	(120,113)	(66,254)	18,028	573,853
Net income	—	—	—	174,289	—	—	—	—	—	5,451	179,740
Other comprehensive income, net	—	—	—	—	—	—	—	—	65,437	(9)	65,428
Stock-based compensation plan expense	—	—	28,580	—	—	—	—	—	—	—	28,580
Issuance of treasury stock to Trust	1,567	—	(42,255)	—	1,567	(13,076)	(1,567)	55,331	—	—	—
Release of Trust shares	—	—	(14,314)	—	(354)	11,429	—	—	—	—	(2,885)
Purchase of treasury stock associated with stock plans	(84)	—	—	—	—	—	84	(680)	—	—	(680)
Issuance of common stock associated with stock plans/ share issuance program	2,449	36	43,542	—	—	—	—	—	—	—	43,578
Issuance of treasury stock associated with stock plans	995	—	(24,914)	—	—	—	(995)	34,590	—	—	9,676

Balance at December 31, 2009	100,204	$1,190	$359,283	$578,612	2,122	$(33,576)	1,319	$(30,872)	$(817)	$23,470	$897,290

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

Nature of Operations — Projects for the worldwide natural gas, petroleum and petrochemical industries accounted for a majority of our revenue in 2009, 2008 and 2007. Numerous factors influence capital expenditure decisions in this industry, which are beyond our control. Therefore, no assurance can be given that our business, financial condition, results of operations or cash flows will not be adversely affected because of reduced activity due to current global economic conditions, the price of oil or changing taxes, price controls and laws and regulations related to the natural gas, petroleum and petrochemical industries.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Consolidation — These financial statements are prepared in accordance with U.S. GAAP. The Consolidated Financial Statements include all majority-owned subsidiaries. Investments in affiliates with ownership ranging from 20% to 50% are accounted for using the equity method whereas investments with ownership of less than 20% are accounted for at cost. Significant intercompany balances and transactions are eliminated in consolidation. Certain prior year balances have been reclassified to conform to our current year presentation. Specifically, noncontrolling interests in subsidiaries set forth on our Consolidated Balance Sheet have been reclassified from their historical presentation as long-term liabilities to a component of equity on our December 31, 2008 Consolidated Balance Sheet. For additional disclosure information associated with noncontrolling interests, see the New Accounting Standards section of this footnote.

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, which designated the FASB ASC as the source of authoritative U.S. GAAP. Effective September 15, 2009, the FASB ASC superseded all existing non-SEC accounting and reporting standards. All references to previous authoritative guidance throughout this document reflect this change.

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

Revenue Recognition — Our contracts are awarded on a competitive bid and negotiated basis. We offer our customers a range of contracting options, including fixed-price, cost reimbursable and hybrid approaches. Contract revenue is primarily recognized using the percentage-of-completion method, based on the percentage that actual costs-to-date bear to total estimated costs to complete each contract. We utilize this cost-to-cost approach as we believe this method is less subjective than relying on assessments of physical progress. We follow the guidance in the FASB’s ASC Revenue Recognition Topic 605-35 (formerly SOP 81-1) for accounting policies relating to our use of the percentage-of-completion method, estimating costs and revenue recognition, including the recognition of profit incentives, combining and segmenting contracts and unapproved change order/claim recognition. Under the cost-to-cost approach, the most widely recognized method used for percentage-of-completion accounting, the use of estimated cost to complete each contract is a significant variable in the process of determining revenue

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized and is a significant factor in the accounting for contracts. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates.

Contract revenue reflects the original contract price adjusted for approved change orders and estimated minimum recoveries of unapproved change orders and claims. We recognize revenue associated with unapproved change orders and claims to the extent that related costs have been incurred when recovery is probable and the value can be reliably estimated. At December 31, 2009, we had no material unapproved change orders/claims recognized in revenue. At December 31, 2008, we had projects with outstanding unapproved change orders/claims of approximately $50,000 factored into the determination of their revenue and estimated costs. The decrease during 2009 was due to our receipt of final approval for such pending change orders/claims.

Losses expected to be incurred on contracts in progress are charged to earnings in the period such losses become known. For projects in a significant loss position, we recognized net losses of approximately $90,000, $453,000 and $117,566 during 2009, 2008 and 2007, respectively.

Cumulative cost and earnings recognized to date less cumulative billings is reported on the Consolidated Balance Sheets as costs and estimated earnings in excess of billings. Cumulative billings in excess of cumulative costs and earnings recognized to date is reported on the Consolidated Balance Sheets as billings in excess of costs and estimated earnings. Any billed revenue that has not been collected is reported as accounts receivable. The timing of when we bill our customers is generally based upon advance billing terms or contingent upon completion of certain phases of the work, as stipulated in the contract. At December 31, 2009 and 2008, accounts receivable included contract retentions totaling $23,200 and $32,900, respectively, to be collected within one year. Contract retentions collectible beyond one year are included in non-current contract retentions on the Consolidated Balance Sheets and totaled $7,146 (of which $5,160 is expected to be collected in 2011) and $1,973 at December 31, 2009 and 2008, respectively. Cost of revenue includes direct contract costs such as material and construction labor, and indirect costs which are attributable to contract activity.

Precontract Costs — Precontract costs are generally charged to cost of revenue as incurred, but, in certain cases, may be deferred to the balance sheet if specific probability criteria are met. There were no significant precontract costs deferred as of December 31, 2009 or 2008.

Research and Development — Expenditures for research and development activities, which are charged to expense as incurred within cost of revenue in our Consolidated Statements of Operations, amounted to $16,048 in 2009, $20,126 in 2008 and $5,499 in 2007.

Other Operating Expense (Income), Net— Other operating expense (income), net, generally represents losses (gains) on the sale of property and equipment. Included in 2009 were severance costs, costs associated with the reorganization of our business sectors in early 2009, and costs associated with the closure of certain fabrication facilities, partially offset by a gain associated with the sale of a noncontrolling equity investment.

Depreciation and Amortization — Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives: buildings and improvements, 10 to 40 years; plant and field equipment, 1 to 15 years. Renewals and betterments that substantially extend the useful life of an asset are capitalized and depreciated. Leasehold improvements are amortized over the lesser of the useful life of the asset or the applicable lease term. Depreciation expense, primarily included within cost of revenue in our Consolidated Statements of Operations, was $56,205 in 2009, $54,205 in 2008 and $35,768 in 2007.

Impairment of Long-Lived Assets — Management reviews tangible assets and finite-lived intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation is required, the estimated cash flows associated with the asset or asset group will be compared to the

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

asset’s carrying amount to determine if an impairment exists. Finite-lived identifiable intangible assets are amortized on a straight-line basis over estimated useful lives ranging from 5 to 20 years.

In accordance with the FASB ASC’s Intangibles — Goodwill and Other Topic 350, goodwill and indefinite-lived intangibles are not amortized but instead are tested for impairment annually or more frequently if indicators of impairment arise. Goodwill impairment is tested at the reporting unit level which was determined in accordance with this topic. We use a fair value approach to identify potential goodwill impairment, utilizing a discounted cash flow model. Beginning in the first quarter of 2009, our management structure and internal and public segment reporting were aligned based upon three distinct business sectors, rather than our historical practice of reporting based upon discrete geographic regions and Lummus Technology. These three business sectors are CB&I Steel Plate Structures, CB&I Lummus and Lummus Technology. Based upon this new management structure, our reporting units were reassessed. Goodwill associated with our previous regional reporting units was clearly separable for inclusion in our current reporting units.

See Note 5 for additional discussion relative to goodwill impairment testing and intangible asset amortization.

Per Share Computations — Basic EPS is calculated by dividing net income (loss) attributable to CB&I by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of dilutive securities, consisting of employee stock options, restricted shares, performance shares (where performance criteria have been met) and directors’ deferred fee shares.

The following schedule reconciles the net income (loss) attributable to CB&I and shares utilized in the basic and diluted EPS computations:

	Years Ended December 31,
	2009	2008	2007

Net income (loss) attributable to CB&I	$174,289	$(21,146)	$165,640

Weighted average shares outstanding — basic	95,832,323	95,401,943	95,666,251
Effect of stock options/restricted shares/performance shares(1)	1,344,483	—	1,079,510
Effect of directors’ deferred fee shares(1)	67,772	—	63,204

Weighted average shares outstanding — diluted	97,244,578	95,401,943	96,808,965

Net income (loss) attributable to CB&I per share
Basic	$1.82	$(0.22)	$1.73
Diluted	$1.79	$(0.22)	$1.71

(1)	For 2009, we excluded approximately 500 thousand shares from our diluted EPS calculation as they were considered antidilutive. Due to the net loss incurred during 2008, the impact of all potentially dilutive shares was excluded for purposes of our 2008 diluted EPS calculation. For 2007, there were no shares considered antidilutive for purposes of our diluted EPS calculation.

Cash Equivalents — Cash equivalents are considered to be all highly liquid securities with original maturities of three months or less.

Concentrations of Credit Risk — The majority of accounts receivable and contract work in progress are from clients around the world in the natural gas, petroleum and petrochemical industries. Most contracts require payments as projects progress or in certain cases, advance payments. We generally do not require collateral, but in most cases can place liens against the property or equipment constructed or terminate the contract if a material default occurs. We maintain reserves for potential credit losses.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency — The nature of our business activities involves the management of various financial and market risks, including those related to changes in currency exchange rates. The effects of translating financial statements of foreign operations into our reporting currency are recognized as a cumulative translation adjustment in accumulated other comprehensive (loss) income within shareholders’ equity on the Consolidated Balance Sheets. These balances are net of tax, which includes tax credits associated with the translation adjustment where applicable.

Financial Instruments — We follow the guidance of the FASB ASC’s Derivatives and Hedging Topic 815 as it relates to our financial instruments. Although we do not engage in currency speculation, we use forward contracts on an on-going basis to mitigate certain operating exposures, as well as hedge intercompany loans utilized to finance non-U.S. subsidiaries. Hedge contracts utilized to mitigate operating exposures are generally designated as “cash flow hedges.” Therefore, gains and losses, exclusive of forward points and credit risk, are included in accumulated other comprehensive (loss) income on the Consolidated Balance Sheets until the associated underlying operating exposure impacts our earnings. Gains and losses associated with instruments deemed ineffective during the period, if any, instruments for which we do not seek hedge accounting treatment, including those instruments used to hedge intercompany loans, and changes in the fair value of forward points, are recognized within cost of revenue in the Consolidated Statements of Operations.

At December 31, 2009, we have a swap arrangement in place to hedge against interest rate variability associated with our $200,000 Term Loan. The swap arrangement is designated as a cash flow hedge, as the critical terms matched those of the Term Loan at inception and as of December 31, 2009. This designation allows us to recognize changes in the fair value of the hedge through accumulated other comprehensive (loss) income. We will continue to assess hedge effectiveness of the swap transaction prospectively. Our other financial instruments are not significant.

Income Taxes  — We follow the guidance of the FASB ASC’s Income Taxes Topic 740-10. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The final realization of deferred tax assets depends on our ability to generate sufficient future taxable income of the appropriate character and in the appropriate jurisdictions.

We provide for income taxes in situations where we have and have not received tax assessments. Taxes are provided in those instances where we consider it probable that additional taxes will be due in excess of amounts reflected in income tax returns filed worldwide. As a matter of standard policy, we continually review our exposure to additional income tax obligations and as further information is known or events occur, increases or decreases, as appropriate, may be recorded.

Our unrecognized income tax benefits as of December 31, 2009, totaled $21,209. If these income tax benefits are ultimately recognized, $17,062 would affect the effective tax rate. Below is a reconciliation of our unrecognized income tax benefits for 2009:

Unrecognized tax benefits at the beginning of the year	$20,209
Increases as a result of tax positions taken during the current period	1,000

Unrecognized income tax benefits at the end of the year	$21,209

We are subject to taxation in the U.S. and various states and foreign jurisdictions. We have significant operations in the U.S., The Netherlands, Canada, the U.K., Pacific Rim, South America and the Middle East. Tax years remaining subject to examination by worldwide tax jurisdictions vary by country and legal entity, but are generally open for tax years ending after 2001.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

To the extent penalties, if any, would be assessed on any underpayment of income tax, such amounts are accrued and classified as a component of income tax expense in our Consolidated Statement of Operations. Penalties and associated interest recognized within income tax and interest expense, respectively, in our Consolidated Statement of Operations, were not significant. As of December 31, 2009, accrued balances for interest and penalties were not significant.

We do not anticipate significant changes in the balance of our unrecognized tax benefits in the next twelve months.

New Accounting Standards — In the first quarter of 2009, FASB ASC Topic 810-10 became effective for the Company. This standard established accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, including the amount of consolidated net income attributable to the parent and to the noncontrolling interests, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. This standard also established reporting requirements that provide disclosures to identify and distinguish between the interest of the parent and the interest of the noncontrolling owners. Our adoption of this standard did not have a material impact on our results of operations or cash flows. In accordance with this standard, noncontrolling interest balances on our Consolidated Balance Sheets have been reclassified from their historical presentation as long-term liabilities to a component of equity for both December 31, 2009, and retroactively for December 31, 2008.

In the first quarter of 2009, FASB ASC Topic 815-10 became effective for the Company. This standard requires companies holding derivative instruments to disclose information that allows financial statement readers to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. Our adoption of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows. For specific disclosures under this FASB ASC topic, see Note 9 to our Consolidated Financial Statements.

In the fourth quarter of 2009, certain disclosure provisions of FASB ASC Topic 715-20 became effective for the Company. This standard requires enhanced disclosures for a company’s pension and postretirement plan assets, including a discussion of investment strategies and valuation techniques used to measure fair value, disclosure of asset fair value by major category and by level within the valuation hierarchy, and a reconciliation of all asset fair values measured using significant unobservable inputs (level 3 assets). Our adoption of this standard did not have a material impact on our consolidated financial position, results of operations or cash flows. For specific disclosures under this FASB ASC topic, see Note 10 to our Consolidated Financial Statements.

Subsequent Events — We evaluated all events and transactions that occurred between December 31, 2009 and February 22, 2010, the date these financial statements were issued.

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

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following unaudited pro forma condensed combined financial information for 2007 gives effect to the acquisition of Lummus by CB&I, accounted for as a business combination using the purchase method of accounting, as if the transaction had occurred at the beginning of 2007. This information is not intended to represent or be indicative of the results that actually would have been realized had CB&I and Lummus been a combined company during the specified period.

Year Ended
December 31,
2007

Pro forma revenue	$5,235,508
Pro forma net income	$182,618
Pro forma net income per share:
Basic	$1.91
Diluted	$1.89

Acquisitions during 2009 were not material. We had no acquisitions during 2008.

4.	CONTRACTS IN PROGRESS

Contract terms generally provide for progress billings on advance terms or based upon completion of certain phases of the work. The excess of cumulative costs and estimate earnings over cumulative billings on contracts in progress is reported as a current asset and the excess of cumulative billings over cumulative costs and estimated earnings on contracts in progress is reported as a current liability as follows:

	December 31,
	2009	2008

Contracts in Progress
Costs and estimated earnings recognized on contracts in progress	$16,883,004	$15,328,773
Cumulative billings on contracts in progress	(17,582,167)	(15,990,835)

	$(699,163)	$(662,062)

Shown on balance sheet as:
Costs and estimated earnings in excess of billings	$221,569	$307,656
Billings in excess of costs and estimated earnings	(920,732)	(969,718)

	$(699,163)	$(662,062)

5.	GOODWILL AND OTHER INTANGIBLES

Goodwill

General — At December 31, 2009 and 2008, our goodwill balances were $962,690 and $962,305, respectively, attributable to the excess of the purchase price over the fair value of net assets acquired as part of previous acquisitions.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The change in goodwill by business sector for 2009 and 2008 is as follows:

	CB&I Steel Plate	CB&I	Lummus
	Structures	Lummus	Technology	Total

Balance at December 31, 2007	$46,883	$456,656	$438,805	$942,344
Purchase price allocation adjustments	—	37,178	(1,095)	36,083
Foreign currency translation and other	—	(14,124)	—	(14,124)
Tax goodwill in excess of book goodwill	(612)	(1,386)	—	(1,998)

Balance at December 31, 2008	$46,271	$478,324	$437,710	$962,305

Foreign currency translation and other	—	3,853	(1,364)	2,489
Tax goodwill in excess of book goodwill	(562)	(1,542)	—	(2,104)

Balance at December 31, 2009	$45,709	$480,635	$436,346	$962,690

Impairment Testing — Goodwill and indefinite-lived intangible assets are not amortized to earnings, but instead are reviewed for impairment at least annually via a two-phase process, absent any indicators of impairment. The first phase screens for impairment, while the second phase, if necessary, measures impairment. We have elected to perform our annual analysis of goodwill during the fourth quarter of each year based upon balances as of the beginning of that year’s fourth quarter. Impairment testing of goodwill is accomplished by comparing an estimate of discounted future cash flows to the net book value of each applicable reporting unit. No impairment charge was necessary based on our 2009 impairment test, as the fair value of each reporting unit sufficiently exceeded its net book value. There can be no assurance that future goodwill impairment tests will not result in charges to earnings.

Other Intangible Assets

The following table provides a summary of our other finite-lived intangibles balances as of December 31, 2009 and 2008, including weighted-average useful lives for each major intangible asset class and in total:

	December 31, 2009		December 31, 2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets (weighted average life)
Technology (15 years)(1)	$207,518	$(29,864)	$204,020	$(15,944)
Tradenames (9 years)	39,170	(13,763)	38,877	(7,568)
Backlog (5 years)	10,954	(4,592)	14,717	(4,608)
Lease agreements (6 years)	8,043	(2,759)	3,184	1,167
Non-compete agreements (7 years)	3,098	(895)	3,005	(481)

Total amortizable intangible assets (13 years)	$268,783	$(51,873)	$263,803	$(27,434)

(1)	The value of developed technology acquired as part of the Lummus acquisition was based upon the individual technologies’ ability to generate earnings in excess of those associated with standard products. The valuation included an analysis of current and potential industry and competitive factors, including market share, barriers to entry, pricing, competitor and customer technologies, research and development budgets, patent protection and potential for product line extensions.

The net change in other intangibles during 2009 related primarily to additional amortization expense, partially offset by the impact of foreign currency translation. Intangibles amortization for the years ended 2009, 2008 and 2007 was $23,326, $24,039, and $3,996, respectively. For the years ended 2010, 2011, 2012, 2013 and 2014

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amortization of existing intangibles is anticipated to be $24,000, $24,000, $22,300, $16,100, and $14,900, respectively.

6.	EQUITY INVESTMENTS

Our investments, accounted for by the equity method, are primarily attributable to our purchase of Lummus and consist of the following:

%
Ownership

Chevron-Lummus Global LLC (“CLG”)	50.0%
Catalytic Distillation Technologies (“CD Tech”)	50.0%
Other various(1)	Various

(1)	In addition to our CLG and CD Tech equity investments, we have various other investments that are not material in relation to our consolidated financial position or results of operations.

CLG provides license/basic engineering services and catalyst supply for deep conversion (e.g., hydrocracking), residual hydroprocessing and lubes processing. The business primarily concentrates on converting/upgrading heavy/sour crude that is produced in the refinery process to more marketable products.

CD Tech provides license/basic engineering and catalyst supply for catalytic distillation applications, including gasoline desulphurization and alkylation processes.

Combined summarized income statement and balance sheet information for CLG and CD Tech are as follows:

	Years Ended December 31,
	2009	2008

Revenue	$228,501	$271,238
Gross profit	102,193	128,009
Income from operations	56,011	80,550
Net income	55,544	76,789

	December 31,
	2009	2008

Current assets	$168,863	$186,765
Non-current assets	22,313	31,901
Current liabilities	24,257	55,909
Non-current liabilities	7,730	11,115

In accordance with Rule 3-09 of Regulation S-X, comparative unaudited 2009 and audited 2008 consolidated financial statements and accompanying notes of CLG, which constituted a significant subsidiary in 2008, will be filed subsequently as an amendment to this Form 10-K.

Dividends received for equity investments totaled $24,219, $31,500 and $13,668 for the years ended December 31, 2009, 2008 and 2007, respectively.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	SUPPLEMENTAL BALANCE SHEET DETAIL

	December 31,
	2009	2008

Components of Property and Equipment
Land and improvements	$57,352	$50,450
Buildings and improvements	143,438	133,959
Plant, field equipment and other	350,880	347,925

Total property and equipment	551,670	532,334
Accumulated depreciation	(235,558)	(196,241)

Property and equipment, net	$316,112	$336,093

Components of Accrued Liabilities
Payroll, vacation, bonuses and savings plan obligations	$117,071	$96,942
Self-insurance/retention/other reserves	11,694	7,589
Pension obligations	3,545	3,094
Postretirement medical benefit obligations	4,050	3,500
Other	98,882	156,716

Accrued liabilities	$235,242	$267,841

Components of Other Non-Current Liabilities
Pension obligations	$73,129	$69,999
Postretirement medical benefit obligations	47,958	47,860
Self-insurance/retention/other reserves	24,776	24,355
Income tax reserve (ASC 740-10)	21,209	20,209
Other	91,445	89,377

Other non-current liabilities	$258,517	$251,800

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	DEBT

The following summarizes our outstanding debt at December 31:

	2009	2008

Current:
Current maturity of long-term debt	$40,000	$40,000
Other(1)	709	523

Current debt	$40,709	$40,523

Long-Term:
Term Loan:
$200,000 term loan maturing November 2012. Principal due in annual installments of $40,000. Interest at prime rate plus an applicable floating margin or LIBOR plus an applicable floating margin(2)	120,000	160,000
Revolving Facility:
$1,100,000 five-year revolver expiring October 2011. Interest at prime plus an applicable floating margin or LIBOR plus an applicable floating margin(3)	—	—
LC Agreements:
$50,000 five-year, letter of credit and term loan facility expiring November 2011. Interest on term loans at 1.60% over LIBOR(4)	—	—
$100,000 five-year, letter of credit and term loan facility expiring November 2011. Interest on term loans at 1.65% over LIBOR(4)	—	—
$125,000 eight-year, letter of credit and term loan facility expiring November 2014. Interest on term loans at 1.75% over LIBOR(4)	—	—
Less: current maturity of long-term debt	(40,000)	(40,000)

Long-term debt	$80,000	$120,000

(1)	Other current debt as of December 31, 2009 and 2008 consists of short-term borrowings under commercial credit facilities classified as notes payable on our Consolidated Balance Sheets.

(2)	We have a $200,000 Term Loan with JPMorgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A., as syndication agent. Interest under our $200,000 Term Loan has been based upon LIBOR plus an applicable floating margin and is paid quarterly in arrears. At our election, we may borrow at prime plus an applicable floating margin. We also have an interest rate swap that provides for an interest rate of approximately 5.57%, inclusive of the applicable floating margin. The Term Loan will continue to be repaid in equal installments of $40,000 per year, with the last principal payment due in November 2012. The Term Loan has certain restrictive covenants, the most restrictive of which include a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum net worth level. The Term Loan also places restrictions regarding subsidiary indebtedness, sales of assets, liens, investments, type of business conducted and mergers and acquisitions, among other restrictions.

(3)	We have a five-year $1,100,000 Revolving Facility, with JPMorgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A., as syndication agent, which terminates in October 2011. As of December 31, 2009, no direct borrowings were outstanding under the facility, but we had issued $406,602 of letters of credit. Such letters of credit are generally issued to customers in the ordinary course of business to support advance payments and performance guarantees or in lieu of retention on our contracts. As of December 31, 2009, we had $693,398 of available capacity under the facility. The facility has a borrowing sublimit of $550,000 and similar restrictive covenants to those noted above for the Term Loan. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding instruments. The interest, letter of credit fee and commitment fee percentages are based upon our quarterly leverage ratio. In the event that we were to borrow funds under the facility, interest would be assessed at either prime plus an applicable floating margin or LIBOR plus an applicable floating margin.

(4)	We have LC Agreements with Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., and various private placement note investors. Under the terms of the LC Agreements, either banking institution (the “LC Issuers”) can issue letters of credit. In the aggregate, the LC Agreements provide up to $275,000 of capacity. As of December 31, 2009, no direct borrowings were outstanding under the LC Agreements, but all three tranches of LC Agreements were fully utilized. Tranche A, a $50,000 facility, and Tranche B, a $100,000 facility, are both five-year facilities which terminate in November 2011. Tranche C is an eight-year, $125,000 facility expiring in November 2014. The LC Agreements have certain restrictive covenants, the most restrictive of which include a minimum net worth level, a minimum fixed charge coverage ratio and a maximum leverage ratio. The LC Agreements also include restrictions with regard to subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, affiliate transactions, sales and leasebacks, and mergers and acquisitions, among other restrictions. In the event of default under the LC Agreements, including our failure to reimburse a draw against an issued letter of credit, the LC Issuers could transfer their claim against us, to the extent such amount is due and payable by us under the LC Agreements, to the private placement lenders, creating a term loan that is due and payable no later than the stated maturity of the respective LC Agreement. In addition to quarterly letter of credit fees that we pay under the LC Agreements, to the extent that a term loan is in effect, we would be assessed a floating rate of interest over LIBOR.

We also have various Uncommitted Facilities across several geographic regions of approximately $1,337,333. These facilities are generally used to provide letters of credit or bank guarantees to customers in the ordinary course of business to support advance payments and performance guarantees or in lieu of retention on our contracts. At December 31, 2009, we had available capacity of $535,804 under these facilities. In addition to providing letters of credit or bank guarantees, we also issue surety bonds in the ordinary course of business to support our contract performance.

We were in compliance with all restrictive lending covenants as of December 31, 2009. Capitalized interest was insignificant in 2009, 2008 and 2007.

9.	FINANCIAL INSTRUMENTS

Forward Contracts — Although we do not engage in currency speculation, we periodically use forward contracts to mitigate certain operating exposures and to hedge intercompany loans utilized to finance

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

non-U.S. subsidiaries. As of December 31, 2009, our outstanding contracts to hedge intercompany loans and certain operating exposures are as follows:

		Contract	Weighted Average
Currency Sold	Currency Purchased	Amount(1)	Contract Rate

Forward contracts to hedge intercompany loans:(2)
British Pound	U.S. Dollar	$126,923	0.60
U.S. Dollar	Singapore Dollar	$13,541	1.38
Euro	U.S. Dollar	$10,023	0.68
U.S. Dollar	Czech Republic Koruna	$9,881	16.89
U.S. Dollar	Canadian Dollar	$79	1.04
U.S. Dollar	Angolan Kwanza	$3	83.21
Forward contracts to hedge certain operating exposures:(3)
U.S. Dollar	Chilean Peso	$9,242	615.61
U.S. Dollar	Euro	$6,040	0.68
U.S. Dollar	Peruvian Nuevo Sol	$4,289	3.08
U.S. Dollar	British Pound	$2,334	0.62
Euro	Czech Republic Koruna	€12,007	26.29
British Pound	Euro	£805	1.11

(1)	Represents the notional U.S. dollar equivalent at inception of the contract, with the exception of forward contracts to sell: 12,007 Euros for 315,633 Czech Republic Koruna and 805 British Pounds for 895 Euros. These contracts are denominated in Euros and British Pounds and their notional value equated to approximately $18,496 at December 31, 2009.

(2)	These contracts, for which we do not seek hedge accounting treatment, generally mature within seven days of year-end and are marked-to-market within cost of revenue in the Consolidated Statements of Operations, generally offsetting any translation gains/losses on the underlying transactions. At December 31, 2009, the fair value of these contracts was a gain totaling $2,676 and, of the total mark-to-market value, $4,936 was recorded in other current assets and $2,260 was recorded in accrued liabilities on the Consolidated Balance Sheet.

(3)	Represent primarily forward contracts entered to hedge forecasted transactions and firm commitments and generally mature up to two years from year-end. Certain of these hedges are designated as “cash flow hedges” which allows changes in their fair value to be recognized in accumulated other comprehensive (loss) income on the Consolidated Balance Sheet until the associated underlying impacts our earnings. We exclude forward points, which represent the time-value component of the fair value of these derivative positions, from our hedge assessment analysis. This time-value component is recognized as ineffectiveness within cost of revenue in the Consolidated Statements of Operations and was an unrealized gain totaling approximately $83 during 2009. The unrealized hedge fair value gain associated with instruments for which we do not seek hedge accounting treatment totaled $2,885 and was recognized within cost of revenue. Our total unrealized hedge fair value gain recognized within cost of revenue for the year ended December 31, 2009 was $2,968. At December 31, 2009, the fair value of these outstanding forward contracts was a gain totaling $1,960, including the total foreign currency exchange gain related to ineffectiveness. Of this total mark-to-market value, $3,456 was recorded in other current assets, $1,490 was recorded in accrued liabilities and $6 was recorded in other non-current liabilities on the Consolidated Balance Sheet.

Interest Rate Swap — We continue to utilize a swap arrangement to hedge against interest rate variability associated with our $200,000 Term Loan. The swap arrangement has been designated as a cash flow hedge as the critical terms matched those of the Term Loan at inception and as of December 31, 2009. We will continue to assess hedge effectiveness of the swap transaction prospectively. At December 31, 2009, the fair value of our interest rate

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

swap was a loss totaling $6,227 and of the total mark-to-market value, $4,314 was recorded in accrued liabilities and $1,913 was recorded in other non-current liabilities on the Consolidated Balance Sheet.

Fair Value and Other Disclosures — The following table presents our financial instruments carried at fair value as of December 31, 2009, by caption on the Consolidated Balance Sheet and by valuation hierarchy:

		Internal Models with	Internal Models With	Total Carrying
	Quoted Market	Significant	Significant	Value on the
	Prices in Active	Observable Market	Unobservable Market	Consolidated
	Markets (Level 1)	Parameters (Level 2)(1)	Parameters (Level 3)	Balance Sheet

Assets
Cash and cash equivalents	$326,000	$—	$—	$326,000
Other current assets	—	8,392	—	8,392
Other non-current assets	—	—	—	—

Total assets at fair value	$326,000	$8,392	$—	$334,392

Liabilities
Accrued liabilities	$—	$(8,064)	$—	$(8,064)
Other non-current liabilities	—	(1,919)	—	(1,919)

Total liabilities at fair value	$—	$(9,983)	$—	$(9,983)

(1)	These fair values are inclusive of outstanding forward contracts to hedge intercompany loans and certain operating exposures, and the swap arrangement utilized to hedge against interest rate variability associated with our Term Loan. The total assets at fair value above represent the maximum loss that we would incur if the applicable counterparties failed to perform according to the hedge contracts.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Exchange-traded derivatives that are valued using quoted prices are classified within level 1 of the valuation hierarchy. However, few classes of derivative contracts are listed on an exchange; thus, our derivative positions are classified within level 2 of the valuation hierarchy, as they are valued using internally-developed models that use, as their basis, readily observable market parameters. In some cases, derivatives may be valued based upon models with significant unobservable market parameters and would be classified within level 3 of the valuation hierarchy. We did not have any level 3 classifications as of December 31, 2009.

As discussed in Note 2 to the Consolidated Financial Statements, during the first quarter of 2009 we adopted FASB ASC’s Derivatives and Hedging Topic 815-10. This FASB topic requires enhanced disclosures of an entity’s strategy associated with the use of derivative instruments, how derivative instruments and the related hedged items are accounted for and how they affect an entity’s financial position, results of operations and cash flows.

As previously noted, we are exposed to certain market risks, including the effects of changes in foreign currency exchange rates and interest rates, and use derivatives to manage financial exposures that occur in the normal course of business. We do not hold, issue, or use derivatives for trading or speculative purposes.

We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives to either specific firm commitments or highly-probable forecasted transactions. We also enter into foreign exchange forward contracts to mitigate the change in fair value of intercompany loans utilized to finance non-U.S. subsidiaries, and these forwards are not designated as hedging instruments. Changes in the fair value of these hedge positions are recognized within cost of revenue, in the Consolidated Statements of Operations, offsetting the gain or loss on the hedged item.

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

The following table presents total fair value and balance sheet classification, by underlying risk, for derivatives designated as cash flow hedges as well as those not designated as hedge instruments:

	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
	Classification	Value	Classification	Value

Derivatives designated as hedging instruments
Interest rate contracts	Other current and non-current assets	$—	Accrued and other non- current liabilities	$(6,227)
Foreign exchange contracts	Other current and non-current assets	316	Accrued and other non- current liabilities	(277)

		$316		$(6,504)

Derivatives not designated as hedging instruments
Interest rate contracts	Other current and non-current assets	$—	Accrued and other non- current liabilities	$—
Foreign exchange contracts	Other current and non-current assets	8,076	Accrued and other non- current liabilities	(3,479)

		$8,076		$(3,479)

Total fair value		$8,392		$(9,983)

The following tables present the total fair value included within accumulated other comprehensive loss on the Consolidated Balance Sheet as of December 31, 2009, the total value reclassified from accumulated other comprehensive loss to cost of revenue on the Consolidated Statement of Operations during 2009 and the total gain recognized due to exclusion of forward points from our hedge assessment analysis during 2009, by underlying risk:

			Amount of Gain (Loss)
	Amount of Gain (Loss)	Classification of Gain (Loss)	Reclassified from
Derivatives in	Recognized in AOCI on	Reclassified from	AOCI into
Cash Flow Hedging	Effective Derivative	AOCI into	Income (Effective Portion)
Relationships	Portion 2009	Income (Effective Portion)	2009

Interest rate contracts	$(6,227)	N/A	$—
Foreign exchange contracts	(44)	Cost of revenue	(1,755)

Total	$(6,271)		$(1,755)

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Amount of Gain (Loss)
	Classification of Gain (Loss)	Recognized in Income on
	Recognized in Income on	Derivative (Ineffective
Derivatives in	Derivative (Ineffective	Portion and Amount Excluded
Cash Flow Hedging	Portion and Amount Excluded	from Effectiveness Testing)
Relationships	from Effectiveness Testing)	2009

Interest rate contracts	N/A	$—
Foreign exchange contracts	Cost of revenue	83

Total		$83

The following table presents the total gain recognized during 2009 for instruments for which we do not seek hedge accounting treatment:

		Amount of Gain (Loss)
	Classification of Gain (Loss)	Recognized in Income on
Derivatives Not Designated	Recognized in Income on	Derivatives
as Hedging Instruments	Derivatives	2009

Interest rate contracts	N/A	$—
Foreign exchange contracts	Cost of revenue	5,561

Total		$5,561

Finally, the carrying value of our cash and cash equivalents, accounts receivable, accounts payable and notes payable approximates their fair values because of the short-term nature of these instruments. At December 31, 2009 and 2008, the fair value of our long-term debt, based on current market rates for debt with similar credit risk and maturity, approximated the value recorded on our Consolidated Balance Sheets as interest is based upon LIBOR plus an applicable floating spread and is paid quarterly in arrears.

10.	RETIREMENT BENEFITS

Defined Contribution Plans — We sponsor multiple contributory defined contribution plans for eligible employees with various features including voluntary pre-tax salary deferral features, matching contributions, and savings plan contributions in the form of cash or our common stock, to be determined annually. For 2009, 2008 and 2007, we expensed $47,891, $49,167 and $25,255, respectively, for these plans.

In addition, we sponsor several other defined contribution plans that cover salaried and hourly employees for which we do not provide contributions. The cost of these plans was not significant to us in 2009, 2008 or 2007.

Defined Benefit and Other Postretirement Plans — We currently sponsor various defined benefit pension plans covering certain employees in our business sectors.

We also provide certain health care and life insurance benefits for our retired employees through multiple health care and life insurance benefit programs. Retiree health care benefits are provided under an established formula, which limits costs based on prior years of service of retired employees. These plans may be changed or terminated by us at any time.

In connection with our acquisition of Lummus in 2007, we assumed certain pension and postretirement benefit obligations related to their employees.

We use a December 31 measurement date for all of our plans. During 2010, we expect to contribute approximately $15,500 and $4,000 to our defined benefit and other postretirement plans, respectively.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables provide combined information for our defined benefit and other postretirement plans:

Components of Net Periodic Benefit Cost

	Defined Benefit Plans			Other Postretirement Plans
	2009	2008	2007	2009	2008	2007

Service cost	$5,492	$11,422	$5,964	$1,493	$1,699	$1,294
Interest cost	27,201	29,721	10,132	3,493	3,153	2,154
Expected return on plan assets	(21,020)	(28,522)	(12,160)	—	—	—
Amortization of prior service costs (credits)	99	25	37	(269)	(269)	(269)
Recognized net actuarial loss (gain)	734	44	94	(203)	(169)	12
Curtailment/settlement	651	—	—	—	—	—

Net periodic benefit expense	$13,157	$12,690	$4,067	$4,514	$4,414	$3,191

Change in Benefit Obligation

	Defined Benefit Plans		Other Postretirement Plans
	2009	2008	2009	2008

Benefit obligation at beginning of year	$464,199	$553,847	$51,360	$54,981
Acquisition(1)	—	—	—	2,038
Service cost	5,492	11,422	1,493	1,699
Interest cost	27,201	29,721	3,493	3,153
Actuarial loss (gain)	21,252	(63,482)	(1,869)	(5,672)
Plan participants’ contributions	3,594	4,045	1,788	1,951
Benefits paid	(24,088)	(22,723)	(4,569)	(5,874)
Amendments	1,276	—	—	—
Curtailment/settlement(2)	(14,708)	—	—	—
Currency translation	19,951	(48,631)	312	(916)

Benefit obligation at end of year	$504,169	$464,199	$52,008	$51,360

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Change in Plan Assets

	Defined Benefit Plans		Other Postretirement Plans
	2009	2008	2009	2008

Fair value at beginning of year	$399,001	$502,137	$—	$—
Actual return (loss) on plan assets	67,357	(56,630)	—	—
Benefits paid	(24,088)	(22,723)	(4,569)	(5,874)
Employer contributions	14,151	16,043	2,781	3,923
Plan participants’ contributions	3,594	4,045	1,788	1,951
Curtailment/settlement	(2,083)	—	—	—
Currency translation	18,962	(43,871)	—	—

Fair value at end of year	$476,894	$399,001	$—	$—

Funded status	$(27,275)	$(65,198)	$(52,008)	$(51,360)
Unrecognized net prior service costs (credits)	1,316	224	(1,074)	(1,343)
Unrecognized net actuarial (gain) loss	(5,451)	24,469	(10,509)	(8,870)
Amounts recognized in the balance sheet consist of:
Prepaid benefit cost within other non-current assets	$49,399	$7,895	$—	$—
Accrued benefit cost within accrued liabilities	(3,545)	(3,094)	(4,050)	(3,500)
Accrued benefit cost within other non-current liabilities	(73,129)	(69,999)	(47,958)	(47,860)

Net amount recognized	$(27,275)	$(65,198)	$(52,008)	$(51,360)

Accumulated other comprehensive (income) loss, before taxes	$(4,135)	$24,693	$(11,583)	$(10,213)

(1)	The acquisition line item above reflects amounts associated with our 2007 acquisition of Lummus.

(2)	The curtailment/settlement amount above is primarily associated with the sale of certain operations during 2009.

The accumulated benefit obligation for all defined benefit plans was $496,283 and $444,402 at December 31, 2009 and 2008, respectively.

The following table reflects information for defined benefit plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
	2009	2008

Projected benefit obligation	$180,077	$153,349
Accumulated benefit obligation	$179,235	$147,208
Fair value of plan assets	$103,407	$80,241

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Defined Benefit Plans		Other Postretirement Plans
	2009	2008	2009	2008

Weighted-Average Assumptions
Weighted-average assumptions used to determine benefit obligations at December 31,
Discount rate	5.81%	5.89%	5.86%	6.53%
Rate of compensation increase(1)	2.92%	3.09%	n/a	n/a
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31,
Discount rate	5.89%	5.51%	6.53%	6.33%
Expected long-term return on plan assets(2)	5.35%	5.86%	n/a	n/a
Rate of compensation increase(1)	2.92%	3.09%	n/a	n/a

(1)	The rate of compensation increase in the table relates solely to the defined benefit plans that factor compensation increases into the valuation. The rate of compensation increase for our other plans is not applicable as benefits under certain plans are based upon years of service, while the remaining plans primarily cover retirees, whereby future compensation is not a factor.

(2)	The expected long-term rate of return on the defined benefit plan assets was derived using historical returns by asset category and expectations for future capital market performance.

The following table includes the expected defined benefit plan payments and other postretirement plan payments for the next 10 years (with respect to the other postretirement plans, the amounts shown below represent the Company’s expected payments for these plans for the referenced years as these plans are unfunded):

Year	Defined Benefit Plans	Other Postretirement Plans

2010	$22,640	$4,050
2011	$24,462	$4,201
2012	$25,901	$4,336
2013	$26,369	$4,502
2014	$27,245	$4,573
2015-2019	$143,699	$24,573

Our investment strategy for defined benefit plan assets seeks to optimize the proper risk-return relationship considered appropriate for each respective plan’s investment goals, using a global portfolio of various asset classes diversified by market segment, economic sector and issuer. The primary goal is to optimize the asset mix to fund future benefit obligations, while managing various risk factors and each plan’s investment return objectives.

Our defined benefit pension plan assets in the U.S. are invested in a well-diversified portfolio of equities (including U.S. large, mid and small-capitalization and international equities) and fixed income securities (including corporate and government bonds and high-yield securities). Non-U.S. defined benefit pension plan

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets are similarly invested in well-diversified portfolios of equity, fixed income and other securities. The following table presents our plan assets by investment category and valuation hierarchy level:

		Internal Models with	Internal Models with	Total Carrying
	Quoted Market	Significant	Significant	Value in the
	Prices in Active	Observable Market	Unobservable Market	Consolidated
	Markets (Level 1)	Parameters (Level 2)	Parameters (Level 3)	Balance Sheet

Asset Category
Equity Securities:
Global Equities	$5,208	$—	$—	$5,208
U.S. Large-Cap Growth(a)	—	2,416	—	2,416
U.S. Mid-Cap Growth(b)	—	562	—	562
U.S. Small-Cap Growth	—	313	—	313
U.S. Small-Cap Value	—	346	—	346
International Equity(c)	—	152,952	—	152,952
Emerging Markets Growth(d)	—	4,289	—	4,289
Fixed Income Securities:
Guaranteed Investment Contracts	—	752	—	752
U.S. Corporate Bonds(e)	—	1,504	—	1,504
U.K. Government Index-Linked Bonds(f)	—	14,315	—	14,315
U.K. Corporate Bonds(g)	—	11,910	—	11,910
International Bonds(h)	—	264,714	—	264,714
Other Investments:
Private Equity Funds(i)	—	—	4,227	4,227
Foreign Currency(j)	—	3,220	—	3,220
Commodity(k)	—	10,166	—	10,166

Total Assets at Fair Value	$5,208	$467,459	$4,227	$476,894

(a)	This category includes investments in the public equity markets of the U.S.

(b)	This category includes funds that normally invest at least 80% of net assets in equity securities of mid-capitalization companies.

(c)	This category includes International Equity Funds that track various international indices.

(d)	This category invests in equity securities of developing markets.

(e)	This category includes investments in various U.S. government and government agency securities as well as U.S. Corporate Bonds.

(f)	This category includes investments predominantly in U.K. Treasury Bonds.

(g)	This category includes investments predominantly in fixed interest securities, denominated in British Pounds, with credit ratings of BBB and above.

(h)	This category includes a mix of international government and fixed income obligations.

(i)	This category includes investments in hedge funds.

(j)	This category includes investments in cash and forward foreign exchange contracts.

(k)	This category includes investments in base metals and energy-related commodities.

Our pension assets are categorized within the valuation hierarchy based upon the lowest level of input that is significant to the fair value measurement. Assets that are valued using quoted prices are classified within level 1 of

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the valuation hierarchy, assets that are valued using internally-developed models that use, as their basis, readily observable market parameters, are classified within level 2 of the valuation hierarchy and assets that are valued based upon models with significant unobservable market parameters are classified within level 3 of the valuation hierarchy.

Level 3 assets include private equity hedge funds for which the principal investment objective is to invest in a portfolio of hedge funds to deliver excess returns over cash with low volatility and near zero betas to traditional asset classes, when measured over an economic cycle. The following table presents the activity in these funds for 2009:

Fair Value Measurements
Using
Significant
Unobservable Inputs
(Level 3) Hedge
Funds

Beginning Balance at December 31, 2008	$3,368
Actual return on plan assets relating to assets
still held at the reporting date	471
Purchases, sales and settlements	8
Translation gain	380

Ending Balance at December 31, 2009	$4,227

We maintain multiple medical plans for certain groups of retirees and their dependents. In the U.S., most current retirees and all future retirees are covered by a defined dollar benefit design, under which our costs for each participant are fixed. Therefore, a one percentage point increase or decrease in the assumed rate of medical inflation would not affect the accumulated postretirement benefit obligation, service cost or interest cost. There is a closed group of U.S. retirees for which we assume some or all of the cost of coverage. For this group, health care cost trend rates are projected at annual rates ranging from 9% in 2010 down to 5% in 2014 and beyond. Under our program in the U.K., the assumed rate of health care cost inflation is a level 7.75% per annum. Increasing (decreasing) the assumed health care cost trends by one percentage point for our programs is estimated to increase (decrease) the total of the service and interest cost components of net postretirement health care cost for 2009 and the accumulated postretirement benefit obligation at December 31, 2009, as follows:

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease

Effect on total of service and interest cost	$111	$(95)
Effect on postretirement benefit obligation	$1,796	$(1,553)

Multi-employer Pension Plans — We made contributions to certain union sponsored multi-employer pension plans of $11,819, $15,586, and $11,985 in 2009, 2008 and 2007, respectively. Benefits under these defined benefit plans are generally based on years of service and compensation levels. Under U.S. legislation regarding such pension plans, a company is required to continue funding its proportionate share of a plan’s unfunded vested benefits in the event of withdrawal (as defined by the legislation) from a plan or plan termination. We participate in a number of these pension plans, and the potential obligation as a participant in these plans may be significant. The information required to determine the total amount of this contingent obligation, as well as the total amount of accumulated benefits and net assets of such plans, is not readily available.

11.	COMMITMENTS AND CONTINGENCIES

Leases — Certain facilities and equipment, including project-related field equipment, are rented under operating leases that expire at various dates through 2022. Rent expense for operating leases totaled $69,180, $69,233, and $45,994 in 2009, 2008 and 2007, respectively.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum payments under non-cancelable operating leases having initial terms of one year or more are as follows:

Amount

2010	$46,076
2011	37,256
2012	32,248
2013	26,107
2014	21,913
Thereafter	93,149

Total	$256,749

In the normal course of business, we enter into lease agreements with cancellation provisions as well as agreements with initial terms of less than one year. The costs related to these leases have been reflected in rent expense but have been appropriately excluded from the future minimum payments presented above. Additionally, certain lease agreements contain escalation provisions based upon specific future inflation indices which could impact the future minimum payments presented above.

Legal Proceedings — We have been and may from time to time be named as a defendant in legal actions claiming damages in connection with engineering and construction projects, technology licenses and other matters. These are typically claims that arise in the normal course of business, including employment-related claims and contractual disputes or claims for personal injury or property damage which occur in connection with services performed relating to project or construction sites. Contractual disputes normally involve claims relating to the timely completion of projects, performance of equipment or technologies, design or other engineering services or project construction services provided by us. Management does not currently believe that pending contractual, employment-related personal injury or property damage claims and disputes will have a material adverse effect on our future results of operations, financial position or cash flow.

Asbestos Litigation — We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Through December 31, 2009, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 4,800 plaintiffs and, of those claims, approximately 1,400 claims were pending and 3,400 have been closed through dismissals or settlements. Through December 31, 2009, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount of approximately one thousand dollars per claim. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. We review each case on its own merits and make accruals based on the probability of loss and our estimates of the amount of liability and related expenses, if any. We do not currently believe that any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow, and, at December 31, 2009, we had accrued approximately $1,900 for liability and related expenses. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that we may expect to recover because of the variability in coverage amounts, deductibles, limitations and viability of carriers with respect to our insurance policies for the years in question.

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

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the historical operation of our facilities, substances which currently are or might be considered hazardous were used or disposed of at some sites that will or may require us to make expenditures for remediation. In addition, we have agreed to indemnify parties from whom we have purchased or to whom we have sold facilities for certain environmental liabilities arising from acts occurring before the dates those facilities were transferred.

We believe that we are currently in compliance, in all material respects, with all environmental laws and regulations. We do not currently believe that any environmental matters will have a material adverse effect on our future results of operations or financial position. We do not anticipate that we will incur material capital expenditures for environmental controls or for the investigation or remediation of environmental conditions during 2010 or 2011.

Letters of Credit/Bank Guarantees/Surety Bonds —

Ordinary Course Commitments — In the ordinary course of business, we may obtain surety bonds and letters of credit, which we provide to our customers to secure advance payment or our performance under the contracts, or in lieu of retention being withheld on our contracts. In the event of our non-performance under a contract and an advance being made by a bank pursuant to a draw on a letter of credit, the advance would become a borrowing under a credit facility and thus our direct obligation. Where a surety incurs such a loss, an indemnity agreement between the parties and us may require payment from our excess cash or a borrowing under our revolving credit facilities. When a contract is completed, the contingent obligation terminates and the bonds or letters of credit are returned. At December 31, 2009, we had provided $1,698,789 of surety bonds and letters of credit to support our contracting activities in the ordinary course of business. This amount fluctuates based on the mix and level of contracting activity.

Insurance — We have elected to retain portions of anticipated losses, if any, through the use of deductibles and self-insured retentions for our exposures related to third-party liability and workers’ compensation. Liabilities in excess of these amounts are the responsibilities of an insurance carrier. To the extent we are self-insured for these exposures, reserves (see Note 7) have been provided based on management’s best estimates with input from our legal and insurance advisors. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the near term. Our management believes that the reasonably possible losses, if any, for these matters, to the extent not otherwise disclosed and net of recorded reserves, will not have a material adverse effect on our future results of operations, financial position or cash flows. At December 31, 2009, we had outstanding surety bonds and letters of credit of $31,482 relating to our insurance program.

Income Taxes — We provide for income taxes in situations where we have and have not received tax assessments. Taxes are provided in those instances where we consider it probable that additional taxes will be due in excess of amounts reflected in income tax returns filed worldwide. As a matter of standard policy, we continually review our exposure to additional income taxes due and as further information is known, increases or decreases, as appropriate, may be recorded.

12.	SHAREHOLDERS’ EQUITY

Stock Held in Trust — From time to time, we grant restricted shares to key employees under our Long-Term Incentive Plan (see Note 13). The restricted shares are transferred to a rabbi trust (the “Trust”) and held until the vesting restrictions lapse, at which time the shares are released from the Trust and distributed to the applicable employees.

Treasury Stock — Under Dutch law and our Articles of Association, we may hold no more than 10% of our issued share capital at any time.

Equity Transactions — To raise additional capital, effective August 18, 2009, we entered into a Sales Agency Agreement, pursuant to which we may issue and sell from time to time through our sales agent, up to 10,000,000 shares of our common stock, par value Euro 0.01 per share. During 2009, we issued 2,448,683 shares for net proceeds of $43,578.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive (Loss) Income — The components of accumulated other comprehensive (loss) income are as follows:

		Unrealized	Unrealized	Unrecognized	Unrecognized	Accumulated
	Currency	Loss on	Fair Value	Net Prior	Net Actuarial	Other
	Translation	Debt	of Cash Flow	Service	Pension	Comprehensive
	Adjustment	Securities	Hedges(1)	Pension Credits(2)	(Losses) Gains(2)	Income (Loss)

Balance at December 31, 2006	$(8,397)	$(16)	$300	$1,196	$(4,900)	$(11,817)
Other comprehensive income in 2007 [net of tax of ($3,626), ($6), ($2,200), ($63) and ($996)]	10,593	16	18,469	(321)	2,912	31,669

Balance at December 31, 2007	$2,196	$—	$18,769	$875	$(1,988)	$19,852

Other comprehensive income in 2008 [net of tax of $14,452, $0, $6,488, $79, and $1,305]	(44,899)	—	(29,432)	(150)	(11,625)	(86,106)

Balance at December 31, 2008	$(42,703)	$—	$(10,663)	$725	$(13,613)	$(66,254)

Other comprehensive income in 2009 [net of tax of ($12,188), $0, ($2,033), $676, and ($10,239)]	38,284	—	6,518	(685)	21,320	65,437

Balance at December 31, 2009	$(4,419)	$—	$(4,145)	$40	$7,707	$(817)

(1)	Represents the fair value of cash flow hedges, which are utilized to mitigate foreign currency exposures on operating cash flows and interest rate variability associated with our Term Loan. As of December 31, 2009, the total unrealized fair value loss on these cash flow hedges recorded in accumulated other comprehensive loss totaled $4,145 (net of tax of $2,127). Of this amount, $36 of unrealized loss (net of tax of $7) is expected to be reclassified into earnings during the next 12 months due to settlement of the related contracts. Offsetting the unrealized loss on cash flow hedges is an unrealized gain on the underlying transactions, to be recognized when settled. See Note 9 for additional discussion relative to our financial instruments.

(2)	During 2010, we expect to recognize ($168) and $1,100 of previously unrecognized net prior service pension credits and net actuarial pension losses, respectively.

13.	STOCK PLANS

Total stock-based compensation expense, inclusive of our employee stock purchase plan (“ESPP”) and our Long-Term Incentive Plan (the “Incentive Plan”), was $28,580, $18,675 and $16,914, for 2009, 2008 and 2007, respectively. The total recognized tax benefit related to our share-based compensation expense for all of our stock plans was $7,946, $5,145 and $4,899 in 2009, 2008 and 2007, respectively.

During 2001, the shareholders adopted the ESPP under which the sale of 2,000,000 shares of our common stock was authorized. During 2009, the shareholders authorized an additional 3,000,000 shares for issuance under the ESPP. Employees may purchase shares at a 15% discount on a quarterly basis through regular payroll deductions of up to 8% of their compensation. The shares are purchased at 85% of the closing price per share on the first trading day following the end of the calendar quarter. Compensation expense, representing the difference between the fair value on the date of purchase and the price paid, was $1,475, $1,898 and $1,181 for 2009, 2008 and 2007, respectively. As of December 31, 2009, 2,285,354 shares remained available for purchase.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the Incentive Plan, we can issue shares in the form of stock options, restricted shares or performance shares. This plan is administered by the Organization and Compensation Committee of our Board of Supervisory Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, as well as the terms, conditions, performance measures, and other provisions of the award. Of the 23,727,020 shares authorized for grant under the Incentive Plan at December 31, 2009, 4,586,802 shares remain available for future stock option, restricted share or performance share grants to employees and directors. As of December 31, 2009, there was $29,026 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted-average period of 1.6 years.

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options are sold over the exercise prices of the options. In addition, we receive a tax deduction upon the vesting of restricted stock and performance shares for the price of the award at the date of vesting. Tax deductions in excess of recognized compensation cost is reflected as a financing cash flow in our Consolidated Statement of Cash Flows.

Stock Options — Stock options are generally granted at the market value on the date of grant and expire after 10 years. Options granted to executive officers and other key employees typically vest over a two- to seven-year period. The share-based expense for these awards was determined based on the calculated Black-Scholes fair value of the stock option at the date of grant applied to the total number of options that were anticipated to fully vest. The weighted-average fair value per share of options granted during 2009, 2008 and 2007 was $4.73, $14.19 and $13.68, respectively. The aggregate intrinsic value of options exercised during 2009, 2008 and 2007 was $907, $1,663 and $22,735, respectively. From the exercise of stock options in 2009, we received net cash proceeds of $446 and realized an actual income tax benefit of $208. The following table represents stock option activity for 2009:

		Weighted Average	Weighted Average
	Number of	Exercise Price	Remaining Contractual	Aggregate Intrinsic
	Shares	per Share	Life (in Years)	Value

Outstanding options at beginning of year	1,394,538	$15.90
Granted	877,178	$8.16
Forfeited	(41,387)	$17.40
Exercised	(84,098)	$5.30

Outstanding options at end of year(1)	2,146,231	$13.13	6.3	$21,451
Exercisable options at end of year	802,203	$8.17	2.7	$9,842

(1)	Of the outstanding options at the end of the year, we currently estimate that 2,052,065 shares will ultimately vest. These shares have a weighted-average exercise price per share of $12.99, a weighted-average remaining contractual life of 6.2 years and an aggregate intrinsic value of $20,637.

Using the Black-Scholes option-pricing model, the fair value of each option grant was estimated on the grant date based on the following weighted-average assumptions:

	2009	2008	2007

Risk-free interest rate	2.22%	2.85%	4.59%
Expected dividend yield	0.00%	0.38%	0.53%
Expected volatility	62.28%	47.46%	41.67%
Expected life in years	6	6	6

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

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Shares — Our Incentive Plan also allows for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned stock-based compensation related to these awards is amortized to compensation expense over the period in which the restrictions lapse. Restricted shares granted to employees generally vest over four years with graded vesting and are recognized as compensation cost on a straight-line basis over the vesting period. Restricted shares granted to directors vest over one year. The share-based compensation expense for our restricted share awards was determined based on the market price of our stock at the date of grant applied to the total number of shares that were anticipated to fully vest.

During 2009, 1,577,679 restricted shares (including 35,200 directors’ shares subject to restrictions) were granted with a weighted-average grant-date fair value per share of $8.54. During 2008, 499,695 restricted shares (including 35,200 directors’ shares subject to restrictions) were granted with a weighted-average grant-date fair value per share of $42.19. During 2007, 433,938 restricted shares (including 35,200 directors’ shares subject to restrictions) were granted with a weighted-average grant-date fair value per share of $31.89. The total fair value of restricted shares vested was $3,274, $12,696 and $8,112 during 2009, 2008 and 2007, respectively.

The following table represents restricted share activity for 2009:

		Weighted-Average
		per Share
		Grant-Date
	Shares	Fair Value

Nonvested restricted stock
Nonvested restricted stock at beginning of year	909,305	$35.11
Nonvested restricted stock granted	1,542,479	$8.48
Nonvested restricted stock forfeited	(38,043)	$24.04
Nonvested restricted stock distributed	(354,854)	$32.21

Nonvested restricted stock at end of year	2,058,887	$16.02

Directors’ shares subject to restrictions
Directors’ shares subject to restrictions at beginning of year	30,800	$41.18
Directors’ shares subject to restrictions granted	35,200	$11.29
Directors’ shares subject to restrictions distributed	(30,800)	$41.18

Directors’ shares subject to restrictions at end of year	35,200	$11.29

Performance Shares — Performance shares generally vest over three years and are expensed ratably over the vesting term, subject to achievement of specific Company performance goals. Stock-based compensation expense for these awards is determined based on the market price of our stock at the date of grant applied to the total number of shares that were anticipated to fully vest. As a result of performance conditions being met during 2009, we recognized $8,653 of expense. During 2009, 1,246,716 performance shares were granted with a weighted-average per share grant-date fair value of $8.19. During 2008, 256,198 performance shares were granted with a weighted-average per share grant-date fair value of $45.36. During 2007, 192,655 performance shares were granted with a weighted-average per share grant-date fair value of $30.48.

The changes in common stock, additional paid-in capital, stock held in trust and treasury stock since December 31, 2008 primarily relate to activity associated with our stock-based compensation plans and equity transactions, as previously described in Note 12.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.  INCOME TAXES

	Years Ended December 31,
	2009	2008	2007

Sources of Income (Loss) Before Income Taxes and Noncontrolling Interests
U.S.	$143,678	$246,479	$131,284
Non-U.S.	150,979	(223,952)	98,134

Total	$294,657	$22,527	$229,418

Income Tax Expense
Current income taxes
U.S. — Federal(1)	$(38,525)	$(27,022)	$(20,555)
U.S. — State	(7,638)	(4,117)	(1,764)
Non-U.S.	(77,803)	(47,829)	(29,689)

Total current income taxes	(123,966)	(78,968)	(52,008)

Deferred income taxes
U.S. — Federal(2)	15,313	(40,030)	(25,742)
U.S. — State	(4,603)	(1,845)	(1,344)
Non-U.S.(3)	(1,661)	83,373	21,740

Total deferred income taxes	9,049	41,498	(5,346)

Total income tax expense	$(114,917)	$(37,470)	$(57,354)

(1)	Tax expense of $2,649 and tax benefits of $3,036 and $7,554 associated with share-based compensation were allocated to equity and recorded in additional paid-in capital in 2009, 2008 and 2007, respectively.

(2)	Utilized $9,886 of Deferred Tax Asset related to U.S. NOL’s in 2007.

(3)	Utilized $16,635 of Deferred Tax Asset related to U.K. NOL’s in 2009. The net Deferred Tax Asset related to U.K. NOL’s increased by $6,026 for the impact of changes in year-end exchange rates.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliation of Income Taxes at The Netherlands’ Statutory Rate and Income
Tax Expense	2009	2008	2007

Pretax income at statutory rate of 25.5%	$(75,138)	$(5,744)	$(58,502)
U.S. state income taxes	(7,957)	(3,800)	(1,683)
Meals and entertainment	(2,161)	(2,800)	(2,585)
Valuation allowance established	(40,513)	(47,474)	(1,863)
Valuation allowance utilized	18,189	3,138	4,289
Tax exempt interest, net	3,367	2,378	4,834
Statutory tax rate differential	(2,925)	19,466	5,779
Foreign branch taxes (net of federal benefit)	(8,413)	(7,682)	(7,126)
Extraterritorial income exclusion/manufacturer’s production exclusion/R&D credit	1,039	3,293	1,114
Contingent liability accrual	(1,000)	1,934	(2,757)
Other, net	595	(179)	1,146

Income tax expense	$(114,917)	$(37,470)	$(57,354)

Effective tax rate	39.0%	166.3%	25.0%

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The principal temporary differences included in deferred income taxes reported on the December 31, 2009 and 2008 balance sheets were:

	December 31,
Current Deferred Taxes	2009	2008

Tax benefit of non-U.S. operating losses and credits	$22,824	$30,827
Contract revenue and costs	41,864	3,179
Employee compensation and benefit plan reserves	5,398	4,693
Legal reserves	4,081	3,523
Other	11,057	9,724

Current deferred tax asset	$85,224	$51,946

Non-Current Deferred Taxes
Tax benefit of U.S. State operating losses and credits, net	670	461
Tax benefit of non-U.S. operating losses	203,252	183,613
Tax benefit of non-U.S. credits and long term receivables	20,542	3,714
Employee compensation and benefit plan reserves	22,445	16,957
Non-U.S. activity	—	11,805
Insurance and legal reserves	4,684	4,502

Non-current deferred tax asset	251,593	221,052
Less: valuation allowance	(149,055)	(125,296)

Non-current deferred tax asset	$102,538	$95,756

Non-U.S. activity	(9,007)	—
Depreciation and amortization	(90,373)	(65,665)
Other	(1,705)	(1,275)

Non-current deferred tax liability	(101,085)	(66,940)

Net non-current deferred tax asset	$1,453	$28,816

Net deferred tax asset	$86,677	$80,762

As of December 31, 2009, except as indicated herein, neither Netherlands income taxes from dividends and other profit remittances, nor other worldwide withholding taxes due on profit distributions have been accrued on the estimated $576,000 of undistributed earnings of our U.S., Netherlands, and subsidiary companies thereof, because it is our intention not to remit these earnings. Distribution of earnings from our European Union subsidiaries to their Netherlands parents are not subject to withholding tax. We intend to permanently reinvest the undistributed earnings of our U.S. companies and their subsidiaries, and of our non-European Union Netherlands subsidiaries in their businesses and, therefore, have not provided for deferred taxes on such unremitted foreign earnings. The determination of any unrecognized deferred tax liability related to permanently reinvested earnings is not practical. Further, we did not record any Netherlands deferred income taxes on undistributed earnings of our other subsidiaries and affiliates at December 31, 2009 since, if any such undistributed earnings were distributed, under current Dutch tax law The Netherlands Participation Exemption should become available to significantly reduce or eliminate any resulting Netherlands income tax liability.

As of December 31, 2009, we had U.S.-State NOL’s of approximately $14,042, net of apportionment. We believe that it is more likely than not that $10,606 of the U.S.-State NOL’s, net of apportionment, will not be utilized and accordingly, a valuation allowance has been placed against these U.S.-State NOL’s. The U.S.-State NOL’s will expire from 2010 to 2029. As of December 31, 2009, we had Non-U.S. NOL’s totaling $834,666, including

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$490,934 in the U.K., $200,259 in The Netherlands, $75,945 in Germany and $67,528 in other jurisdictions. We believe that it is more likely than not that $243,109 of U.K. NOL’s, $143,522 of Netherlands NOL’s, $68,439 of Germany NOL’s and $49,047 of other non-U.S. NOL’s will not be utilized within a reasonable period of time, and accordingly, a valuation allowance has been placed against these NOL’s. Our valuation allowance on non-U.S. NOL’s increased to $504,117 at December 31, 2009, primarily related to foreign currency movements and the addition of valuation allowance in the U.K. Excluding NOL’s having an indefinite carryforward, principally in the U.K., the Non-U.S. NOL’s will expire from 2010 to 2028.

15.	SEGMENT INFORMATION

Beginning in the first quarter of 2009, our management structure and internal and public segment reporting were aligned based upon three distinct business sectors, rather than our historical practice of reporting based upon discrete geographic regions and Lummus Technology. These three business sectors are CB&I Steel Plate Structures, CB&I Lummus (which includes Energy Processes and LNG terminal projects) and Lummus Technology. Based upon this new management structure, our reporting units for goodwill impairment analysis purposes were reassessed. Goodwill associated with our previous regional reporting units was clearly separable for inclusion in our current reporting units.

The Chief Executive Officer evaluates the performance of these business sectors based on revenue and income from operations. Each sector’s performance reflects an allocation of corporate costs, which was based primarily on revenue. Intersegment revenue is not material.

Our 2007 and 2008 results below have been reported consistent with this new business sector structure.

The following table presents revenue by business sector:

	Years Ended December 31,
	2009	2008	2007

Revenue
CB&I Steel Plate Structures	$1,650,271	$2,011,911	$1,753,239
CB&I Lummus	2,542,834	3,494,398	2,569,280
Lummus Technology	363,398	438,672	40,973

Total revenue	$4,556,503	$5,944,981	$4,363,492

For the year ended December 31, 2009, we had no customers that accounted for 10% or more of our total revenue. The following table indicates revenue for individual countries in excess of 10% of consolidated revenue during any of the three years ended December 31, 2009, based on the location of the applicable projects:

	Years Ended December 31,
	2009	2008	2007

United States	$1,275,844	$1,815,087	$1,667,259
United Kingdom	$259,916	$507,256	$825,726
Peru	$432,733	$598,913	$342,152

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present income from operations, assets and capital expenditures by business sector:

	Years Ended December 31,
	2009	2008	2007

Income (Loss) From Operations
CB&I Steel Plate Structures	$147,194	$214,386	$215,307
CB&I Lummus	86,127	(289,935)	(16,228)
Lummus Technology	80,902	110,759	6,487

Total income from operations	$314,223	$35,210	$205,566

	December 31,
	2009	2008	2007

Assets
CB&I Steel Plate Structures	$699,338	$697,040	$675,403
CB&I Lummus	1,313,644	1,264,684	1,352,138
Lummus Technology	1,003,785	1,038,994	1,125,882

Total assets	$3,016,767	$3,000,718	$3,153,423

	Years Ended December 31,
	2009	2008	2007

Capital Expenditures
CB&I Steel Plate Structures	$19,192	$68,434	$53,232
CB&I Lummus	19,384	39,991	32,731
Lummus Technology	9,263	16,170	2,345

Total capital expenditures	$47,839	$124,595	$88,308

Our revenue earned and assets attributable to operations in The Netherlands were not significant in any of the three years ended December 31, 2009. Our long-lived assets are considered to be net property and equipment. Approximately 65% of these assets were located in the U.S. at December 31, 2009, while the other 35% were strategically located throughout the world.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	QUARTERLY OPERATING RESULTS (UNAUDITED)

Quarterly Operating Results — The following table sets forth selected unaudited consolidated financial information on a quarterly basis for the two years ended December 31, 2009:

Quarter Ended 2009	March 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share data)

Revenue	$1,295,932	$1,212,157	$1,010,401	$1,038,013
Gross profit	$144,157	$132,871	$117,535	$128,157
Net income	$50,065	$45,040	$41,888	$42,747
Net income attributable to CB&I	$48,812	$43,424	$40,823	$41,230
Net income attributable to CB&I per share — basic	$0.52	$0.46	$0.43	$0.42
Net income attributable to CB&I per share — diluted	$0.51	$0.45	$0.42	$0.41

Quarter Ended 2008(1)	March 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share data)

Revenue	$1,439,424	$1,428,461	$1,563,709	$1,513,387
Gross profit (loss)	$126,023	$(157,974)	$100,725	$164,376
Net income (loss)	$43,921	$(138,718)	$10,353	$69,501
Net income (loss) attributable to CB&I	$42,173	$(140,454)	$8,554	$68,581
Net income (loss) attributable to CB&I per share — basic	$0.44	$(1.47)	$0.09	$0.73
Net income (loss) attributable to CB&I per share — diluted	$0.43	$(1.47)	$0.09	$0.72

(1)	Our operating results during 2008 included pre-tax charges of approximately $21,000, $317,000, $86,000 and $33,000, for the first through fourth quarters, respectively, associated with additional projected costs for the U.K. Projects.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting, which can be found in “Item 8. Financial Statements and Supplementary Data,” is incorporated herein by reference.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon such evaluation, the CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three month period ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management’s Report on Internal Controls as of December 31, 2009 is included in “Item 8. Financial Statements and Supplementary Data.”

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We have adopted a code of ethics that applies to the CEO, the CFO and the Corporate Controller, as well as our directors and all employees. Our code of ethics can be found at our Internet website “www.cbi.com” and is incorporated herein by reference.

We submitted a Section 12(a) CEO certification to the NYSE in 2009. Also during 2009, we filed with the SEC certifications, pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as Exhibits 31.1 and 31.2 to this Form 10-K.

Information appearing under “Committees of the Supervisory Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2010 Proxy Statement is incorporated herein by reference. Additionally, information regarding our supervisory directors, executive officers and nominees for supervisory director appears under “Item 1 Election of a Member of the Supervisory Board” and “Common Stock Ownership By Certain Persons and Management” in the Company’s 2010 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation

Information appearing under “Executive Compensation,” “Committees of the Supervisory Board,” “Determining the Form and Amount of Compensation Elements to Meet Our Compensation Objectives,” ‘‘Executive Officer Compensation,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change of Control” and “Director Compensation” in the 2010 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information appearing under “Common Stock Ownership By Certain Persons and Management” in the 2010 Proxy Statement is incorporated herein by reference. In addition, disclosure regarding equity compensation plan information in Item 5 of Part II of this report is herein incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information appearing under “Certain Transactions” in the 2010 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information appearing under “Committees of the Supervisory Board — Audit Fees” in the 2010 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

The following Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firms included under Item 8 of Part II of this report are herein incorporated by reference.

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Operations — For the years ended December 31, 2009, 2008 and 2007

Consolidated Balance Sheets — As of December 31, 2009 and 2008

Consolidated Statements of Cash Flows — For the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Changes in Shareholders’ Equity — For the years ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

Financial Statement Schedules

Schedule II — Supplemental Information on Valuation and Qualifying Accounts and Reserves for each of the years ended December 31, 2009, 2008 and 2007 can be found on page 76 of this report.

Schedules, other than the one above, have been omitted because the schedules are either not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto previously included under Item 8 of Part II of this report.

In accordance with Rule 3-09 of Regulation S-X, unaudited consolidated financial statements and accompanying notes of CLG, a 50 percent or less owned affiliate that constituted a significant subsidiary during 2008, will be filed subsequently as an amendment to this Form 10-K.

Quarterly financial data for the years ended December 31, 2009 and 2008 is shown in the Notes to Consolidated Financial Statements previously included under Item 8 of Part II of this report.

Exhibits

The Exhibit Index on page 77 and Exhibits being filed are submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chicago Bridge & Iron Company N.V.

/s/  Philip K. Asherman
Philip K. Asherman
(Authorized Signer)

Date: February 22, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 22, 2010.

Signature	Title

/s/ Philip K. Asherman Philip K. Asherman	President and Chief Executive Officer (Principal Executive Officer) Supervisory Director

/s/ Ronald A. Ballschmiede Ronald A. Ballschmiede	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Westley S. Stockton Westley S. Stockton	Vice President, Corporate Controller and Chief Accounting Officer of CBIC (Principal Accounting Officer)

/s/ Jerry H. Ballengee Jerry H. Ballengee	Supervisory Director and Non-Executive Chairman of CB&I N.V. Supervisory Director

/s/ L. Richard Flury L. Richard Flury	Supervisory Director

/s/ J. Charles Jennett J. Charles Jennett	Supervisory Director

/s/ W. Craig Kissel W. Craig Kissel	Supervisory Director

/s/ Larry D. McVay Larry D. McVay	Supervisory Director

/s/ Gary L. Neale Gary L. Neale	Supervisory Director

/s/ Michael L. Underwood Michael L. Underwood	Supervisory Director

/s/ Marsha C. Williams Marsha C. Williams	Supervisory Director

Registrant’s Agent for Service in the United States

/s/ David A. Delman David A. Delman

Schedule II. Supplemental Information on Valuation and Qualifying
Accounts and Reserves

CHICAGO BRIDGE & IRON COMPANY N.V.

Valuation and Qualifying Accounts and Reserves
For Each of the Three Years Ended December 31, 2009

Column A	Column B	Column C	Column D	Column E	Column F
			Additions
	Balance	Additions	Charged to		Balance
	At	Associated with	Costs and		at
Descriptions	January 1	Acquisitions(1)	Expenses	Deductions(2)	December 31
	(In thousands)

Allowance for doubtful accounts
2009	$4,956	$—	$2,122	$(3,220)	$3,858
2008	$4,230	$986	$1,929	$(2,189)	$4,956
2007	$2,008	$2,756	$411	$(945)	$4,230

(1)	Represents the allowance for doubtful accounts balance assumed in conjunction with the purchase of Lummus on November 16, 2007.

(2)	Deductions generally represent utilization of previously established reserves or the reversal of unnecessary reserves due to subsequent collections.

EXHIBIT INDEX

2(29)	Share Sale and Purchase Agreement dated as of August 24, 2007 by and among ABB Holdings Inc., ABB Holdings B.V., ABB Asea Brown Boveri Ltd., Chicago Bridge & Iron Company, Chicago Bridge & Iron Company B.V. and Chicago Bridge & Iron Company N.V.
3(17)	Amended Articles of Association of the Company (English translation)
4(2)	Specimen Stock Certificate
10.1(2)	Form of Indemnification Agreement between the Company and its Supervisory and Managing Directors
10.2(11)	The Company’s 1997 Long-Term Incentive Plan
As amended May 1, 2002
(a) Form of Agreement and Acknowledgement of Restricted Stock Award(17)
(b) Form of Agreement and Acknowledgement of Performance Share Grant(17)
10.3(3)	The Company’s Deferred Compensation Plan
(a) Amendment of Section 4.4 of the CB&I Deferred Compensation Plan(9)
10.4(3)	The Company’s Excess Benefit Plan
(a) Amendments of Sections 2.13 and 4.3 of the CB&I Excess Benefit Plan(10)
10.5(2)	Form of the Company’s Supplemental Executive Death Benefits Plan
10.6(2)	Separation Agreement
10.7(2)	Form of Amended and Restated Tax Disaffiliation Agreement
10.8(2)	Employee Benefits Separation Agreement
10.9(2)	Conforming Agreement
10.10(4)	The Company’s Supervisory Board of Directors Fee Payment Plan
10.11(4)	The Company’s Supervisory Board of Directors Stock Purchase Plan
10.12(16)	The Chicago Bridge & Iron 1999 Long-Term Incentive Plan
As Amended May 13, 2005
(a) Form of Agreement and Acknowledgement of the 2005 Restricted Stock Award(13)
(b) Form of Agreement and Acknowledgement of Restricted Stock Award(17)
(c) Form of Agreement and Acknowledgement of Performance Share Grant(17)
(d) Amendment to the Chicago Bridge & Iron 1999 Long-Term Incentive Plan (Now Known as the Chicago Bridge & Iron 2008 Long-Term Incentive Plan)(31)
(e) 2009 Amendment to the Chicago Bridge & Iron 2008 Long-Term Incentive Plan(34)
10.13(5)	The Company’s Incentive Compensation Program
10.14(6)	Change of Control Severance Agreement
10.15(7)	Note Purchase Agreement dated as of July 1, 2001
(a) Limited Waiver dated as of November 14, 2005 to the Note Purchase Agreement dated July 1, 2001(19)
(b) Limited Waiver dated as of January 13, 2006 to the Note Purchase Agreement dated July 1, 2001(20)
(c) Limited Waiver dated as of March 30, 2006 to the Note Purchase Agreement dated July 1, 2001(23)
(d) Limited Waiver dated as of May 30, 2006 to the Note Purchase Agreement dated July 1, 2001(25)

10.16(27)	Second Amended and Restated Credit Agreement dated October 13, 2006
(a) Amendment No. 1 and Consent (to the Second Amended and Restated Credit Agreement) dated November 9, 2007(30)
(i) Exhibits and Schedules to Amendment No. 1 and Consent(1)
(b) Amendment No. 2, dated as of August 5, 2008, to the Second Amended and Restated Credit Agreement dated October 13, 2006(32)
(c) Exhibits and Schedules to the Second Amended and Restated Credit Agreement(1)
10.17(28)	Chicago Bridge & Iron Savings Plan as amended and restated as of January 1, 1997 and including the First, Second, Third, Fourth, Fifth, Sixth and Seventh Amendments
(a) Eighth Amendment to the Chicago Bridge & Iron Savings Plan (26)
(b) Ninth Amendment to the Chicago Bridge & Iron Savings Plan (28)
(c) Tenth Amendment to the Chicago Bridge & Iron Savings Plan(28)
(d) Eleventh Amendment to the Chicago Bridge & Iron Savings Plan(33)
10.18(18)	Severance Agreement and Release and Waiver between the Company and Richard E. Goodrich dated October 8, 2005
(a) Letter Agreement dated February 13, 2006 amending the Severance Agreement and Release and Waiver between the Company and Richard E. Goodrich(22)
(b) Letter Agreement dated March 30, 2006 amending the Severance Agreement and Release and Waiver between the Company and Richard E. Goodrich(23)
(c) Letter Agreement dated April 28, 2006 amending the Severance Agreement and Release and Waiver between the Company and Richard E. Goodrich(24)
10.19(21)	Stay Bonus Agreement between the Company and Tommy C. Rhodes dated January 27, 2006
10.20(24)	Agreement and Mutual Release between Chicago Bridge & Iron Company (Delaware), Chicago Bridge & Iron Company N.V., Chicago Bridge & Iron Company B.V. and Gerald M. Glenn, executed May 2, 2006
10.21(27)	Series A Credit and Term Loan Agreement dated as of November 6, 2006 among Chicago Bridge & Iron Company N.V., the Co-Obligors, the Lenders party thereto, Bank of America N.A. as Administrative Agent and JPMorgan Chase Bank, National Association, as Letter of Credit Issuer
(a) Exhibits and Schedules to Series A Credit and Term Loan Agreement(1)
10.22(27)	Series B Credit and Term Loan Agreement dated as of November 6, 2006 among Chicago Bridge & Iron Company N.V., the Co-Obligors, the Lenders party thereto, Bank of America N.A. as Administrative Agent and JPMorgan Chase Bank, National Association, as Letter of Credit Issuer
(a) Exhibits and Schedules to Series B Credit and Term Loan Agreement(1)
10.23(27)	Series C Credit and Term Loan Agreement dated as of November 6, 2006 among Chicago Bridge & Iron Company N.V., the Co-Obligors, the Lenders party thereto, Bank of America N.A. as Administrative Agent and JPMorgan Chase Bank, National Association, as Letter of Credit Issuer
(a) Exhibits and Schedules to Series C Credit and Term Loan Agreement(1)
10.24(30)	First Amendment to the Agreements dated as of November 9, 2007 Re: $50,000,000 Letter of Credit and Term Loan Agreement dated as of November 6, 2006, $100,000,000 Letter of Credit and Term Loan Agreement dated as of November 6, 2006, and $125,000,000 Letter of Credit and Term Loan Agreement dated as of November 6, 2006, among Chicago Bridge & Iron Company N.V., Chicago Bridge & Iron Company (Delaware), CBI Services, Inc., CB&I Constructors, Inc., and CB&I Tyler Company, as Co-Obligors, Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer, JPMorgan Chase Bank, N.A., as Letter of Credit Issuer and Joint Book Manager, and the Lenders party thereto

10.25(32)	Second Amendment to the Agreements, dated as of August 5, 2008, Re: $50,000,000 Letter of Credit and Term Loan Agreement dated as of November 6, 2006, $100,000,000 Letter of Credit and Term Loan Agreement dated as of November 6, 2006, and $125,000,000 Letter of Credit and Term Loan Agreement dated as of November 6, 2006, among Chicago Bridge & Iron Company N.V., Chicago Bridge & Iron Company (Delaware), CBI Services, Inc., CB&I Constructors, Inc., and CB&I Tyler Company, as Co-Obligors, Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer, JPMorgan Chase Bank, N.A., as Letter of Credit Issuer and Joint Book Manager, and the Lenders party thereto
10.26(30)	Term Loan Agreement dated as of November 9, 2007, among Chicago Bridge & Iron Company N.V., as Guarantor, Chicago Bridge & Iron Company, as Borrower, the institutions from time to time parties thereto as Lenders, JPMorgan Chase Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and The Royal Bank of Scotland plc, Wells Fargo Bank, N.A., and Calyon New York Branch, as Documentation Agents
(a) Amendment No. 1, dated as of August 5, 2008, to the Term Loan Agreement dated as of November 9, 2007, among Chicago Bridge & Iron Company N.V., as Guarantor, Chicago Bridge & Iron Company, as Borrower, the institutions from time to time parties thereto as Lenders, JPMorgan Chase Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and The Royal Bank of Scotland plc, Wells Fargo Bank, N.A., and Calyon New York Branch, as Documentation Agents(32)
(b) Exhibits and Schedules to the Term Loan Agreement(1)
10.27(8)	Chicago Bridge & Iron 2001 Employee Stock Purchase Plan
(a) 2009 Amendment to Chicago Bridge & Iron 2001 Employee Stock Purchase Plan(35)
10.28(36)	Sales Agency Agreement, dated August 18, 2009, between Chicago Bridge & Iron N.V. and Calyon Securities (USA) Inc.
16.2(12)	Letter Regarding Change in Certifying Auditor
21(1)	List of Significant Subsidiaries
23.1(1)	Consent and Report of the Independent Registered Public Accounting Firm
31.1(1)	Certification Pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2(1)	Certification Pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(1)	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(1)	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed herewith

(2)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-18065)

(3)	Incorporated by reference from the Company’s 1997 Form 10-K filed March 31, 1998

(4)	Incorporated by reference from the Company’s 1998 Form 10-Q filed November 12, 1998

(5)	Incorporated by reference from the Company’s 1999 Form 10-Q filed May 14, 1999

(6)	Incorporated by reference from the Company’s 2000 Form 10-K filed March 29, 2001

(7)	Incorporated by reference from the Company’s 2001 Form 8-K filed September 28, 2001

(8)	Incorporated by reference from Exhibit B of the Company’s 2001 Definitive Proxy Statement filed April 10, 2001

(9)	Incorporated by reference from the Company’s 2003 Form 10-K filed March 15, 2004

(10)	Incorporated by reference from the Company’s 2004 Form 10-Q filed August 9, 2004

(11)	Incorporated by reference from the Company’s 2004 Form 10-K filed March 11, 2005

(12)	Incorporated by reference from the Company’s 2005 Form 8-K filed April 5, 2005

(13)	Incorporated by reference from the Company’s 2005 Form 8-K filed April 20, 2005

(14)	Incorporated by reference from the Company’s 2005 Form 8-K filed May 17, 2005

(15)	Incorporated by reference from the Company’s 2005 Form 8-K filed May 24, 2005

(16)	Incorporated by reference from the Company’s 2005 Form 8-K filed May 25, 2005

(17)	Incorporated by reference from the Company’s 2005 Form 10-Q filed August 8, 2005

(18)	Incorporated by reference from the Company’s 2005 Form 8-K filed October 11, 2005

(19)	Incorporated by reference from the Company’s 2005 Form 8-K filed November 17, 2005

(20)	Incorporated by reference from the Company’s 2006 Form 8-K filed January 13, 2006

(21)	Incorporated by reference from the Company’s 2006 Form 8-K filed February 2, 2006

(22)	Incorporated by reference from the Company’s 2006 Form 8-K filed February 15, 2006

(23)	Incorporated by reference from the Company’s 2006 Form 8-K filed April 3, 2006

(24)	Incorporated by reference from the Company’s 2006 Form 8-K filed May 4, 2006

(25)	Incorporated by reference from the Company’s 2005 Form 10-Q filed June 1, 2006

(26)	Incorporated by reference from the Company’s 2006 Form 10-Q filed August 9, 2006

(27)	Incorporated by reference from the Company’s 2006 Form 10-Q filed November 9, 2006

(28)	Incorporated by reference from the Company’s 2006 Form 10-K filed March 1, 2007

(29)	Incorporated by reference from the Company’s 2007 Form 8-K filed August 30, 2007

(30)	Incorporated by reference from the Company’s 2007 Form 8-K filed November 21, 2007

(31)	Incorporated by reference from Annex B of the Company’s 2008 Definitive Proxy Statement filed April 8, 2008

(32)	Incorporated by reference from the Company’s 2008 Form 10-Q filed August 6, 2008

(33)	Incorporated by reference from the Company’s 2007 Form 10-K dated February 28, 2008

(34)	Incorporated by reference from Annex B of the Company’s 2009 Definitive Proxy Statement filed March 25, 2009

(35)	Incorporated by reference from Annex D of the Company’s 2009 Definitive Proxy Statement filed March 25, 2009

(36)	Incorporated by reference from the Company’s 2009 Form 8-K filed August 18, 2009