Form 10-K/A
period 2009-12-31
CHICAGO BRIDGE & IRON CO N V
filed 2010-03-31
CIK 1027884

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
YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☐ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

PART IV
Item 15. Exhibits and Financial Statement Schedules
SIGNATURE
EXHIBIT INDEX
Exhibit 23.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 99.1

Explanatory Note — Amendment
Chicago Bridge & Iron Company N.V. and Subsidiaries (“CB&I” or “the Company”) is filing this Form 10-K/A solely to include in its Annual Report on Form 10-K for the year ended December 31, 2009 (the “Annual Report”), pursuant to Rule 3-09 of Regulation S-X, consolidated financial statements and accompanying notes of Chevron-Lummus Global LLC. CB&I owns a 50% interest in Chevron-Lummus Global LLC.
Rule 3-09 of Regulation S-X provides that if a 50% or less owned person accounted for by the equity method meets the first or third condition of the significant subsidiary tests set forth in Rule 1-02(w) of Regulation S-X, substituting 20% for 10%, separate financial statements for such 50% or less owned person shall be filed. As Chevron-Lummus Global LLC met such test as of and for the year ended December 31, 2008, CB&I has included in this Form 10-K/A the unaudited financial statements as of and for the year-ended December 31, 2009 and audited financial statements as of and for the year ended December 31, 2008. Item 15 is the only portion of the Annual Report being supplemented or amended by this Form 10-K/A.
This Form 10-K/A does not change any other information set forth in the original Form 10-K filed by CB&I for the year ended December 31, 2009.
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
PART IV
Item 15. Exhibits and Financial Statement Schedules
Item 15 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on February 23, 2010, is amended by the addition of the following exhibits:
Exhibits

Exhibit No.		Description of Exhibit

23.1	(1)	Consent and Report of the Independent Registered Public Accounting Firm of Chevron-Lummus Global LLC (included in Exhibit 99.1)

31.1	(1)	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	(1)	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	(1)	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	(1)	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	(1)	Consolidated financial statements and accompanying notes of Chevron-Lummus Global LLC

(1)	Filed herewith

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chicago Bridge & Iron Company N.V.
Date: March 31, 2010	/s/ Philip K. Asherman
Philip K. Asherman
(Authorized Signer)

EXHIBIT INDEX

Exhibit No.		Description of Exhibit

23.1	(1)	Consent and Report of the Independent Registered Public Accounting Firm of Chevron-Lummus Global LLC (included in Exhibit 99.1)

31.1	(1)	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	(1)	Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	(1)	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	(1)	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	(1)	Consolidated financial statements and accompanying notes of Chevron-Lummus Global LLC

(1)	Filed herewith