Form 10-Q
period 2010-03-31
CHICAGO BRIDGE & IRON CO N V
filed 2010-04-27
CIK 1027884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-12815
CHICAGO BRIDGE & IRON COMPANY N.V.

Incorporated in The Netherlands	IRS Identification Number: Not Applicable
Oostduinlaan 75
2596 JJ The Hague
The Netherlands
31-70-3732010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the registrant’s common stock as of April 15, 2010 — 101,039,017

CHICAGO BRIDGE & IRON COMPANY N.V.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Revenue	$869,324	$1,295,932
Cost of revenue	747,043	1,151,775

Gross profit	122,281	144,157
Selling and administrative expenses	51,248	59,231
Intangibles amortization	5,948	5,607
Other operating expense, net	73	5,902
Equity earnings	(3,509)	(6,926)

Income from operations	68,521	80,343
Interest expense	(3,720)	(5,546)
Interest income	1,236	448

Income before taxes	66,037	75,245
Income tax expense	(21,132)	(25,180)

Net income	44,905	50,065
Less: Net income attributable to noncontrolling interests	(2,714)	(1,253)

Net income attributable to CB&I	$42,191	$48,812

Net income attributable to CB&I per share:
Basic	$0.43	$0.52
Diluted	$0.42	$0.51

Weighted average shares outstanding:
Basic	98,728	94,769
Diluted	100,952	95,148
The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets
Cash and cash equivalents	$336,755	$326,000
Accounts receivable, net	432,888	477,844
Costs and estimated earnings in excess of billings	181,078	221,569
Deferred income taxes	94,822	85,224
Other current assets	81,934	84,941

Total current assets	1,127,477	1,195,578

Equity investments	131,813	132,258
Property and equipment, net	306,241	316,112
Non-current contract retentions	2,554	7,146
Deferred income taxes	104,156	102,538
Goodwill	945,900	962,690
Other intangibles, net	206,772	216,910
Other non-current assets	86,484	83,535

Total assets	$2,911,397	$3,016,767

Liabilities
Notes payable	$666	$709
Current maturity of long-term debt	40,000	40,000
Accounts payable	374,995	467,944
Accrued liabilities	239,334	235,242
Billings in excess of costs and estimated earnings	889,649	920,732
Income taxes payable	2,217	15,248

Total current liabilities	1,546,861	1,679,875

Long-term debt	80,000	80,000
Other non-current liabilities	246,501	258,517
Deferred income taxes	96,655	101,085

Total liabilities	1,970,017	2,119,477

Shareholders’ Equity
Common stock, Euro .01 par value; shares authorized: 250,000,000 in 2010 and 2009; shares issued: 101,522,318 in 2010 and 101,522,318 in 2009; shares outstanding: 100,877,876 in 2010 and 100,203,855 in 2009	1,190	1,190
Additional paid-in capital	339,068	359,283
Retained earnings	620,803	578,612
Stock held in Trust	(21,032)	(33,576)
Treasury stock, at cost: 644,442 shares in 2010 and 1,318,463 shares in 2009	(12,781)	(30,872)
Accumulated other comprehensive loss	(12,057)	(817)

Total CB&I shareholders’ equity	915,191	873,820
Noncontrolling interests	26,189	23,470

Total equity	941,380	897,290

Total liabilities and shareholders’ equity	$2,911,397	$3,016,767

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Net income	$44,905	$50,065
Other comprehensive income (loss), net of tax:
Currency translation adjustment	(11,025)	(19,117)
Change in unrealized fair value of cash flow hedges	(439)	3,389
Change in unrecognized net prior service pension credits	(47)	(39)
Change in unrecognized net actuarial pension losses	276	49

Comprehensive income	33,670	34,347
Less: Comprehensive income attributable to noncontrolling interests	(2,719)	(1,263)

Comprehensive income attributable to CB&I	$30,951	$33,084

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash Flows from Operating Activities
Net income	$44,905	$50,065
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	19,721	19,663
Deferred taxes	(11,936)	99
Stock-based compensation expense	14,887	12,910
Equity earnings, net	(2,055)	(6,926)
Loss (gain) on sale of property and equipment	73	(296)
Unrealized gain on foreign currency hedge ineffectiveness	(288)	(2,136)
Excess tax benefits from stock-based compensation	(4,550)	(6)
Change in operating assets and liabilities (see below)	(43,911)	(117,207)

Net cash provided by (used in) operating activities	16,846	(43,834)

Cash Flows from Investing Activities
Capital expenditures	(4,478)	(17,237)
Proceeds from sale of property and equipment	1,508	591

Net cash used in investing activities	(2,970)	(16,646)

Cash Flows from Financing Activities
Decrease in notes payable	(43)	(174)
Revolver borrowings, net	—	62,000
Excess tax benefits from stock-based compensation	4,550	6
Purchase of treasury stock associated with stock plans	(10,529)	(619)
Issuance of treasury stock associated with stock plans	2,901	2,755

Net cash (used in) provided by financing activities	(3,121)	63,968

Increase in cash and cash equivalents	10,755	3,488
Cash and cash equivalents, beginning of the year	326,000	88,221

Cash and cash equivalents, end of the period	$336,755	$91,709

Change in Operating Assets and Liabilities
Decrease in receivables, net	$44,956	$67,248
Change in contracts in progress, net	9,408	(162,105)
Decrease (increase) in non-current contract retentions	4,592	(384)
Decrease in accounts payable	(92,949)	(24,575)
Increase in other current and non-current assets	(396)	(5,268)
Decrease in income taxes payable	(13,031)	(4,601)
(Decrease) increase in accrued and other non-current liabilities	(7,403)	4,968
Decrease in equity investments	2,500	2,000
Decrease in other	8,412	5,510

Total	$(43,911)	$(117,207)

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these financial statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
($ values in thousands, except per share data)
(Unaudited)
1. Significant Accounting Policies
Basis of Presentation—The accompanying unaudited Condensed Consolidated Financial Statements for Chicago Bridge & Iron Company N.V. (“CB&I” or the “Company”) have been prepared pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (the “SEC”). In the opinion of management, our unaudited Condensed Consolidated Financial Statements include all adjustments, which are of a normal recurring nature, that are necessary for a fair presentation of our financial position as of March 31, 2010, and our results of operations and cash flows for each of the three-month periods ended March 31, 2010 and 2009. The condensed consolidated balance sheet at December 31, 2009 is derived from the December 31, 2009 audited Consolidated Financial Statements.
Management believes the disclosures in these Condensed Consolidated Financial Statements are adequate to make the information presented not misleading. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC. The results of operations and cash flows for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with our Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.
Revenue Recognition—Our contracts are awarded on a competitive bid and negotiated basis. We offer our customers a range of contracting options, including fixed-price, cost reimbursable and hybrid approaches. Contract revenue is primarily recognized using the percentage-of-completion method, based on the percentage that actual costs-to-date bear to total estimated costs to complete each contract. We utilize this cost-to-cost approach as we believe this method is less subjective than relying on assessments of physical progress. We follow the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Revenue Recognition Topic 605-35 for accounting policies relating to our use of the percentage-of-completion method, estimating costs and revenue recognition, including the recognition of profit incentives, unapproved change orders and claims, and combining and segmenting contracts. Under the cost-to-cost approach, the most widely recognized method used for percentage-of-completion accounting, the use of estimated cost to complete each contract is a significant variable in the process of determining revenue recognized and is a significant factor in the accounting for contracts. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates.
Contract revenue reflects the original contract price adjusted for approved change orders and estimated minimum recoveries of unapproved change orders and claims. We recognize revenue associated with unapproved change orders and claims to the extent that related costs have been incurred when recovery is probable and the value can be reliably estimated. At March 31, 2010 and December 31, 2009, we had no material unapproved change orders or claims recognized in revenue.
Losses expected to be incurred on contracts in progress are charged to earnings in the period such losses become known. For projects in a significant loss position, there were no significant recognized losses during the three-month period ended March 31, 2010. Recognized losses during the three-month period ended March 31, 2009 were approximately $24,000 for projects in a significant loss position.

Cumulative costs and estimated earnings recognized to date less cumulative billings is reported as costs and estimated earnings in excess of billings. Cumulative billings in excess of cumulative costs and estimated earnings recognized to date is reported as billings in excess of costs and estimated earnings. Any billed revenue that has not been collected is reported as accounts receivable. The timing of when we bill our customers is generally based upon advance billing terms or contingent upon completion of certain phases of the work. At March 31, 2010 and December 31, 2009, accounts receivable included contract retentions totaling $30,000 and $23,200, respectively, to be collected within one year. Contract retentions collectible beyond one year are included in non-current contract retentions. Cost of revenue includes direct contract costs, such as material and construction labor, and indirect costs which are attributable to contract activity.
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
Foreign Currency—The nature of our business activities involves the management of various financial and market risks, including those related to changes in currency exchange rates. The effects of translating financial statements of foreign operations into our reporting currency are recognized as a cumulative translation adjustment in accumulated other comprehensive (loss) income. These balances are net of tax, which includes tax credits associated with the translation adjustment, where applicable. Foreign currency exchange gains (losses) are included within cost of revenue.
Financial Instruments—We utilize derivative instruments in certain circumstances to mitigate the effects of changes in foreign currency exchange rates and interest rates, as described below. Our other financial instruments are not significant.
Foreign Currency Derivatives—Our foreign currency derivatives are utilized on an on-going basis to mitigate certain foreign currency related operating exposures, as well as to hedge intercompany loans utilized to finance non-U.S. subsidiaries. Hedge contracts utilized to mitigate foreign currency related operating exposures are generally designated as “cash flow hedges.” Therefore, gains and losses, exclusive of forward points and credit risk, are included in accumulated other comprehensive (loss) income until the associated underlying operating exposure impacts our earnings. Gains and losses associated with instruments deemed ineffective during the period, if any, instruments for which we do not seek hedge accounting treatment, including those instruments used to hedge intercompany loans, and changes in the fair value of forward points, which represent the time-value component of the fair value of our derivative positions, are recognized within cost of revenue. We do not engage in currency speculation.
Interest Rate Derivatives—Our interest rate derivatives are limited to a swap arrangement in place to hedge against interest rate variability associated with our $200,000 term loan with JPMorgan Chase Bank, N.A. (the “Term Loan”). The swap arrangement is designated as a cash flow hedge, as the critical terms matched those of the Term Loan at inception and as of March 31, 2010. Therefore, changes in the fair value of the hedge are included in accumulated other comprehensive (loss) income.
For those contracts designated as cash flow hedges, we formally document all relationships between the hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives to either specific firm commitments or highly-probable forecasted transactions.

We continually assess, at inception and on an on-going basis, the effectiveness of hedging instruments in offsetting changes in the cash flows of hedged items. Hedge accounting designation is discontinued when: (1) it is determined that the derivative is no longer highly effective in offsetting changes in the cash flows of a hedged item, including firm commitments or forecasted transactions, (2) the derivative expires or is sold, terminated or exercised, (3) it is no longer probable that the forecasted transaction will occur, or (4) management determines that designating the derivative as a hedging instrument is no longer appropriate.
New Accounting Standards—In the first quarter of 2010, certain disclosure provisions of the FASB Accounting Standards Update 2010-06 became effective for the Company. This standard clarified existing fair value requirements under the FASB ASC’s Fair Value Measurements and Disclosures Topic 820, including the level of disaggregation required for fair value disclosures and disclosure of the valuation techniques and inputs used in estimating level 2 and level 3 fair value measurements. Our adoption of this standard did not have a material impact on our financial position, results of operations or cash flows. For specific disclosures under this standard, see Note 4 to our Condensed Consolidated Financial Statements.
Per Share Computations—Basic earnings per share (“EPS”) is calculated by dividing net income attributable to CB&I by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of dilutive securities, consisting of employee stock options, restricted shares, performance shares (where performance criteria have been met) and directors’ deferred fee shares.
The following schedule reconciles the net income attributable to CB&I and shares utilized in the basic and diluted EPS computations:

	Three Months Ended
	March 31,
	2010	2009
Net income attributable to CB&I	$42,191	$48,812

Weighted average shares outstanding — basic	98,728	94,769
Effect of stock options/restricted shares/performance shares (1)	2,155	312
Effect of directors’ deferred-fee shares (1)	69	67

Weighted average shares outstanding — diluted	100,952	95,148

(Note: Shares and net income values in the table above are presented in ‘000’s.)

Net income attributable to CB&I per share:
Basic	$0.43	$0.52
Diluted	$0.42	$0.51

(1)
For the three-month periods ended March 31, 2010 and 2009, we excluded approximately 500 thousand and 600 thousand shares, respectively, from our diluted EPS calculations as they were considered antidilutive.

Concentrations of Credit Risk—The majority of our accounts receivable and contract work in progress are from clients around the world in the natural gas, petroleum and petrochemical industries. Most contracts require payments as projects progress or in certain cases, advance payments. We generally do not require collateral, but in most cases can place liens against the property or equipment constructed or terminate the contract if a material default occurs. We maintain reserves for potential credit losses, and as of March 31, 2010 and December 31, 2009, allowances for doubtful accounts totaled $3,600 and $3,900, respectively.

2. Stock-Based Compensation Plans
During the three-month periods ended March 31, 2010 and 2009, we recognized $14,887 and $12,910 of stock-based compensation expense, respectively.
During the three-month period ended March 31, 2010, we granted 87,267 stock options with a weighted-average fair value per share of $14.17 and a weighted-average exercise price per share of $22.21. Using the Black-Scholes option-pricing model, the fair value of each option grant was estimated on the date of grant based upon the following weighted-average assumptions: risk-free interest rate of 3.25%, no expected dividend yield, expected volatility of 68.70% and an expected life of 6 years.
The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected volatility is based on the historical volatility of our stock. The expected life of options granted represents the period of time that they are expected to be outstanding. We also use historical information to estimate option exercises and forfeitures within the valuation model.
During the three-month period ended March 31, 2010, 578,733 restricted shares and 447,069 performance shares were granted, with weighted-average grant-date fair values per share of $22.11 and $22.10, respectively. Additionally, we distributed 895,652 performance shares upon vesting and achievement of performance goals.
The changes in common stock, additional paid-in capital, stock held in trust and treasury stock since December 31, 2009 primarily relate to activity associated with our stock-based compensation plans. For additional information related to our stock-based compensation plans, see Note 13 to our Consolidated Financial Statements in our 2009 Annual Report on Form 10-K.
3. Goodwill and Other Intangibles
Goodwill
General—At March 31, 2010 and December 31, 2009, our goodwill balances were $945,900 and $962,690, respectively, attributable to the excess of the purchase price over the fair value of net assets acquired as part of previous acquisitions.
The net decrease in goodwill for the three-month period ended March 31, 2010 was as follows:

Total
Balance at December 31, 2009	$962,690
Foreign currency translation	(16,264)
Tax goodwill in excess of book goodwill	(526)

Balance at March 31, 2010	$945,900

Impairment Testing—Goodwill and indefinite-lived intangible assets are not amortized to earnings, but instead are reviewed for impairment at least annually via a two-phase process, absent any indicators of impairment. The first phase screens for impairment, while the second phase, if necessary, measures impairment. We have elected to perform our annual analysis of goodwill during the fourth quarter of each year based upon balances as of the beginning of that year’s fourth quarter. Impairment testing of goodwill is accomplished by comparing an estimate of discounted future cash flows to the net book value of each applicable reporting unit. No indicators of goodwill impairment have been identified during 2010. There can be no assurance that future goodwill impairment tests will not result in charges to earnings.

Other Intangible Assets
The following table provides a summary of our other finite-lived intangibles balances at March 31, 2010 and December 31, 2009, including weighted-average useful lives for each major intangible asset class and in total:

	March 31, 2010		December 31, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets (weighted average life)
Technology (15 years)	$203,475	$(32,714)	$207,518	$(29,864)
Tradenames (9 years)	38,754	(15,194)	39,170	(13,763)
Backlog (5 years)	10,843	(5,083)	10,954	(4,592)
Lease agreements (6 years)	7,587	(2,907)	8,043	(2,759)
Non-compete agreements (7 years)	2,977	(966)	3,098	(895)

Total amortizable intangible assets (13 years)	$263,636	$(56,864)	$268,783	$(51,873)

The decrease in other intangibles for the three-month period ended March 31, 2010 relates to amortization expense and the impact of foreign currency translation. Amortization expense for the three-month period ended March 31, 2010 totaled $5,948.
4. Financial Instruments
Foreign Currency Forward Contracts
Operating Exposures—As of March 31, 2010, the gross notional value of our outstanding forward contracts to hedge certain foreign exchange related operating exposures totaled $40,424. These contracts vary in duration, generally maturing up to two years from period-end. Certain of these hedges are designated as cash flow hedges which allows changes in their fair value to be recognized in accumulated other comprehensive income (“AOCI”) until the associated underlying operating exposure impacts our earnings. We exclude forward points, which represent the time-value component of the fair value of these derivative positions, from our hedge assessment analysis. This time-value component is recognized as ineffectiveness within cost of revenue and is not material to our earnings.
Intercompany Loan Exposures—As of March 31, 2010, the gross notional value of our outstanding forward contracts to hedge certain intercompany loans utilized to finance non-U.S. subsidiaries totaled $57,922. These contracts, for which we do not seek hedge accounting treatment, generally mature within seven days of period-end and are marked-to-market within cost of revenue, generally offsetting any translation gains (losses) on the underlying transactions.
Interest Rate Swap
Interest Rate Exposures—We continue to utilize a swap arrangement to hedge against interest rate variability associated with our Term Loan. The swap arrangement has been designated as a cash flow hedge as the critical terms matched those of the Term Loan at inception and as of March 31, 2010. Accordingly, changes in the fair value of the hedge are recognized through AOCI.

Fair Value and Other Disclosures
The following table presents all financial instruments, including our cash and cash equivalents, foreign currency forward contracts and interest rate swap, carried at fair value as of March 31, 2010 and December 31, 2009, respectively, by caption on the Condensed Consolidated Balance Sheet and by valuation hierarchy:

		Internal Models With	Internal Models With	Total Carrying Value
	Quoted Market	Significant	Significant	On The Condensed
	Prices In Active	Observable Market	Unobservable Market	Consolidated
March 31, 2010	Markets (Level 1)	Parameters (Level 2) (1)	Parameters (Level 3)	Balance Sheet
Assets
Cash and cash equivalents	$336,755	$—	$—	$336,755
Other current assets	—	2,480	—	2,480
Other non-current assets	—	—	—	—

Total assets at fair value	$336,755	$2,480	$—	$339,235

Liabilities
Accrued liabilities	$—	$(5,455)	$—	$(5,455)
Other non-current liabilities	—	(2,434)	—	(2,434)

Total liabilities at fair value	$—	$(7,889)	$—	$(7,889)

		Internal Models With	Internal Models With	Total Carrying Value
	Quoted Market	Significant	Significant	On The Condensed
	Prices In Active	Observable Market	Unobservable Market	Consolidated
December 31, 2009	Markets (Level 1)	Parameters (Level 2) (1)	Parameters (Level 3)	Balance Sheet
Assets
Cash and cash equivalents	$326,000	$—	$—	$326,000
Other current assets	—	8,392	—	8,392
Other non-current assets	—	—	—	—

Total assets at fair value	$326,000	$8,392	$—	$334,392

Liabilities
Accrued liabilities	$—	$(8,064)	$—	$(8,064)
Other non-current liabilities	—	(1,919)	—	(1,919)

Total liabilities at fair value	$—	$(9,983)	$—	$(9,983)

(1)
These fair values are inclusive of outstanding foreign currency forward contracts and our interest rate swap arrangement. The total assets at fair value above represent the maximum loss that we would incur if the applicable counterparties failed to perform according to the hedge contracts.

A financial instrument’s categorization within the valuation hierarchy above is based upon the lowest level of input that is significant to the fair value measurement. Exchange-traded derivatives that are valued using quoted prices are classified within level 1 of the valuation hierarchy. However, our derivative positions are classified within level 2 of the valuation hierarchy, as they are valued using internally-developed models that use readily observable market parameters (quoted market prices for similar assets and liabilities in active markets) as their basis. Our valuation technique utilizes an income approach, which discounts future cash flows that are based upon current market expectations and are adjusted for credit risk. In some cases, derivatives may be valued based upon models with significant unobservable market parameters and would be classified within level 3 of the valuation hierarchy. We did not have any level 3 classifications as of March 31, 2010 or December 31, 2009.

We are exposed to counterparty credit risk associated with non-performance on our hedging instruments and our risk is limited to total unrealized gains on current outstanding positions. The fair value of our derivatives reflects this credit risk. To help mitigate this risk, we transact only with counterparties that are rated as investment grade or higher and monitor all such counterparties on a continuous basis.
The following table presents total fair value and balance sheet classification, by underlying risk, for derivatives designated as cash flow hedges and those not designated as cash flow hedges as of March 31, 2010 and December 31, 2009:

	Asset Derivatives			Liability Derivatives
		Fair			Fair
	Balance	Value		Balance	Value
	Sheet	March 31,	December 31,	Sheet	March 31,	December 31,
	Classification	2010	2009	Classification	2010	2009
Derivatives designated as cash flow hedges

Interest rate	Other current and			Accrued and other non-
	non-current assets	$—	$—	current liabilities	$(6,344)	$(6,227)

Foreign exchange	Other current and			Accrued and other non-
	non-current assets	596	316	current liabilities	(934)	(277)

		$596	$316		$(7,278)	$(6,504)

Derivatives not designated as cash flow hedges

Interest rate	Other current and			Accrued and other non-
	non-current assets	$—	$—	current liabilities	$—	$—

Foreign exchange	Other current and			Accrued and other non-
	non-current assets	1,884	8,076	current liabilities	(611)	(3,479)

		$1,884	$8,076		$(611)	$(3,479)

Total fair value		$2,480	$8,392		$(7,889)	$(9,983)

The following table presents the total fair value included within AOCI as of March 31, 2010 and December 31, 2009, and the total value reclassified from AOCI to cost of revenue during the three month periods ended March 31, 2010 and 2009:

				Amount of Gain (Loss)
	Amount of Gain (Loss)			Reclassified from
	Recognized in AOCI on			AOCI into
	Effective Derivative Portion			Earnings (Effective Portion)
Derivatives Designated as	March 31,		December 31,	March 31,	March 31,
Cash Flow Hedges	2010		2009	2010	2009

Interest rate	$(6,344)		$(6,227)	$—	$—
Foreign exchange	(343)		(44)	127	(4,946)

Total	$(6,687	)(1)	$(6,271)	$127	$(4,946)

(1)	Of this amount, $184 of unrealized loss is expected to be reclassified into cost of revenue during the next 12 months due to settlement of the associated underlying obligations.
The following table presents the total value recognized in cost of revenue for derivatives for which we do not seek hedge accounting treatment for the three-month periods ended March 31, 2010 and 2009, by underlying risk:

	Amount of Gain (Loss)
	Recognized in Earnings on
	Derivatives
Derivatives Not Designated as	March 31,	March 31,
Cash Flow Hedges	2010	2009

Interest rate	$—	$—
Foreign exchange	143	14,274

Total	$143	$14,274

Other
The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and notes payable approximates their fair values because of the short-term nature of these instruments. At March 31, 2010 and December 31, 2009, the fair value of our long-term debt, based on current market rates for debt with similar credit risk and maturity, approximated the value recorded on our condensed consolidated balance sheet as interest is based upon LIBOR plus an applicable floating spread and is paid quarterly in arrears.
5. Retirement Benefits
We previously disclosed in our Consolidated Financial Statements for the year ended December 31, 2009 that in 2010, we expected to contribute approximately $15,500 and $4,000 to our defined benefit and other postretirement plans, respectively. The following table provides updated contribution information for our defined benefit and postretirement plans as of March 31, 2010:

	Defined	Other Postretirement
	Benefit Plans	Benefits
Contributions made through March 31, 2010	$10,836	$513
Remaining contributions expected for 2010	12,399	2,357

Total contributions expected for 2010	$23,235	$2,870

The increase in anticipated 2010 contributions compared to prior expectations was due primarily to the final settlement of periodic regulatory funding requirements on a plan in the United Kingdom (“U.K.”).
The following table provides a breakout of the net periodic benefit cost associated with our defined benefit and other postretirement plans, for the three-month periods ended March 31, 2010 and 2009, respectively:

	Defined		Other Postretirement
Components of Net Periodic Benefit Cost	Benefit Plans		Benefits
Three months ended March 31,	2010	2009	2010	2009
Service cost	$841	$1,680	$273	$452
Interest cost	6,932	6,415	747	839
Expected return on plan assets	(5,957)	(4,898)	—	—
Amortization of prior service costs (credits)	25	6	(67)	(67)
Recognized net actuarial loss (gain)	338	122	(92)	(84)

Net periodic benefit cost	$2,179	$3,325	$861	$1,140

6. Segment Information
Our management structure and internal and public segment reporting are aligned based upon three distinct business sectors: CB&I Steel Plate Structures, CB&I Lummus (which includes Energy Processes and Liquefied Natural Gas (“LNG”) terminal projects) and Lummus Technology.
The Chief Executive Officer evaluates the performance of these business sectors based on revenue and income from operations, as noted in the table below. Each sector’s performance reflects an allocation of corporate costs, which was based primarily on revenue. Intersegment revenue is not material.

	Three Months Ended
	March 31,
	2010	2009
Revenue
CB&I Steel Plate Structures	$334,908	$420,239
CB&I Lummus	466,102	795,433
Lummus Technology	68,314	80,260

Total revenue	$869,324	$1,295,932

Income From Operations
CB&I Steel Plate Structures	$32,093	$28,425
CB&I Lummus	19,288	34,422
Lummus Technology	17,140	17,496

Total income from operations	$68,521	$80,343

7. Commitments and Contingencies
Legal Proceedings—We have been and may from time to time be named as a defendant in legal actions claiming damages in connection with engineering and construction projects, technology licenses and other matters. These are typically claims that arise in the normal course of business, including employment-related claims and contractual disputes or claims for personal injury or property damage which occur in connection with services performed relating to project or construction sites. Contractual disputes normally involve claims relating to the timely completion of projects, performance of equipment or technologies, design or other engineering services or project construction services provided by us. Management does not currently believe that any of our pending contractual, employment-related personal injury or property damage claims and disputes will have a material effect on our future results of operations, financial position or cash flow.
Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Through March 31, 2010, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 4,900 plaintiffs and, of those claims, approximately 1,400 claims were pending and 3,500 have been closed through dismissals or settlements. Through March 31, 2010, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount of approximately one thousand dollars per claim. We review each case on its own merits and make accruals based on the probability of loss and our estimates of the amount of liability and related expenses, if any. We do not currently believe that any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow, and, at March 31, 2010, we had accrued approximately $2,100 for liability and related expenses. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that we may expect to recover because of the variability in coverage amounts, deductibles, limitations and viability of carriers with respect to our insurance policies for the years in question.
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
We believe that we are currently in compliance, in all material respects, with all environmental laws and regulations. We do not currently believe that any environmental matters will have a material adverse effect on our future results of operations or financial position. We do not anticipate that we will incur material capital expenditures for environmental controls or for the investigation or remediation of environmental conditions during the remainder of 2010 or 2011.

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
Results of Operations
Consolidated Results
Current Market Conditions—We continue to have a broad diversity within the entire energy project spectrum, with approximately 70% of our first quarter 2010 revenue coming from outside the U.S. Our revenue mix will continue to evolve consistent with changes in our backlog mix, as well as shifts in future global demand. With the decrease in U.S. gasoline consumption and the corresponding declining profitability of the U.S. refinery industry, refinery-related investments remain slow. However, we currently anticipate that investment in Steel Plate Structures and Energy Processes projects will remain strong in many parts of the world. LNG investment also continues, with liquefaction projects increasing in comparison to regasification projects in certain geographies. With respect to Lummus Technology, we continue to see a resurgence in petrochemical activity in developing countries and, while refining activity remains slow, we anticipate a recovery in late 2010 or early 2011.
New Awards/Backlog—During the first quarter 2010, new awards, representing the value of new project commitments received during a given period, were $560.2 million, compared with $610.8 million during the comparable 2009 period. These commitments are included in backlog until work is performed and revenue is recognized, or until cancellation. Our current quarter new awards were distributed among our business sectors as follows: CB&I Steel Plate Structures — $187.4 million (33%), CB&I Lummus — $273.7 million (49%), and Lummus Technology — $99.1 million (18%). See Segment Results below for further discussion.
Backlog at March 31, 2010 was approximately $6.9 billion, compared with $7.2 billion at December 31, 2009.
Revenue—Revenue was $869.3 million for the first quarter 2010, decreasing $426.6 million, or 33%, as compared with the corresponding 2009 period. Revenue decreased $85.3 million (20%) for CB&I Steel Plate Structures, $329.3 million (41%) for CB&I Lummus and $11.9 million (15%) for Lummus Technology. See Segment Results below for further discussion.
Gross Profit—We recognized gross profit of $122.3 million (14.1% of revenue) during the first quarter 2010 compared with gross profit of $144.2 million (11.1% of revenue) during the first quarter 2009. The increase in gross profit percentage, as compared to the comparable prior year period, resulted from a better project gross profit mix within our CB&I Steel Plate Structures and Lummus Technology business sectors.
Selling and Administrative Expenses—Selling and administrative expenses for the first quarter 2010 were $51.2 million (5.9% of revenue), compared with $59.2 million (4.6% of revenue) for the comparable 2009 period. The absolute dollar decrease as compared to 2009 is primarily attributable to a significant reduction in our global and business sector administrative support costs and lower recognized incentive program costs for the 2010 period.
Other Operating Expense—Other operating expense for the first quarter 2010 was $0.1 million versus expense of $5.9 million for the comparable 2009 period. The prior year included significant severance costs in all business sectors, costs associated with the reorganization of our business sectors at the beginning of 2009, and costs associated with the closure of certain fabrication facilities in the U.S. The 2009 reorganization and closure costs were related to our CB&I Lummus and CB&I Steel Plate Structures business sectors. We did not incur such costs in the current year period and do not anticipate any significant similar costs for the remainder of 2010.

Equity Earnings—Equity earnings totaled $3.5 million for the first quarter 2010, compared to $6.9 million for the comparable 2009 period. The decrease compared to 2009 is primarily due to lower refining-related technology licensing and, to a lesser extent, lower catalyst sales for various proprietary technologies in joint venture investments of Lummus Technology.
Income from Operation—Income from operations for the first quarter 2010 was $68.5 million (7.9% of revenue) versus income from operations of $80.3 million (6.2% of revenue) during the comparable 2009 period. The decrease was due to the reasons noted above. See Segment Results below for further discussion.
Interest Expense and Interest Income—Interest expense was $3.7 million for the first quarter 2010, compared with $5.5 million during the corresponding 2009 period. The $1.8 million decrease during the current year quarter, as compared to the comparable prior year period, was due to a lower debt balance. Interest income of $1.2 million for the first quarter 2010 increased $0.8 million compared to the same period in 2009 due to higher average short-term investment levels and higher rates of return.
Income Tax Expense—Income tax expense for the first quarter 2010 was $21.1 million (32.0% of pre-tax income), versus $25.2 million (33.5% of pre-tax income) for the comparable 2009 period. The rate decreased compared to the corresponding 2009 period because we did not recognize an income tax benefit for net losses incurred in the U.K. during the first quarter of 2009 and due to our U.S. versus Non-U.S. mix.
Net Income Attributable to Noncontrolling Interests—Net income attributable to noncontrolling interests for the first quarter 2010 was $2.7 million, compared with $1.3 million for the comparable period in 2009. The changes compared with 2009 are commensurate with the levels of operating income subject to noncontrolling interests, primarily for CB&I Steel Plate Structures earnings in the Middle East.
Segment Results
CB&I Steel Plate Structures
New Awards/Backlog—During the first quarter 2010, new awards were $187.4 million, compared with $321.3 million in the comparable prior year period. Current quarter new awards consisted of various awards for work to be performed throughout the world. New awards during the comparable 2009 quarter included scope increases on existing work in the Middle East, a Liquefied Petroleum Gas storage facility in Ecuador (approximately $50.0 million), and various other awards, primarily in the U.S., Canada and Australia.
Revenue—Revenue was $334.9 million for the first quarter 2010, decreasing by $85.3 million (20%), compared with the same period in 2009. The decrease was primarily due to reduced oil sands related work in Canada and the wind down of two large tank projects in Australia, partly offset by a greater volume of petroleum storage tank work in Central America. Revenue for our significant third quarter 2009 storage tank awards in the Middle East and Australia was not significant in the first quarter 2010. We anticipate revenue growth from these projects in late 2010 and beyond.
Income from Operations—Income from operations for the first quarter 2010 was $32.1 million (9.6% of revenue) versus $28.4 million (6.8% of revenue) during the comparable prior year quarter. The prior year quarter was negatively impacted by closure costs for fabrication facilities in the U.S. and severance costs of approximately $2.7 million. The current year quarter did not experience such costs, and it benefited from a better project gross profit mix, principally in Australia, the Middle East and U.S., partly offset by lower overhead recoveries due to lower revenue volume.

CB&I Lummus
New Awards/Backlog—During the first quarter 2010, new awards were $273.7 million, compared with $229.2 million in the comparable prior year period. New awards for the first quarter 2010 included engineering services for a floating production, storage and offloading facility in Europe (approximately $50.0 million), a gas processing plant in Peru (approximately $45.0 million) and various other awards and contract scope increases throughout the world. During the comparable 2009 quarter, new awards included scope increases on existing work in the U.S. and various other awards, primarily in South America and Europe.
Revenue—Revenue was $466.1 million for the first quarter 2010, decreasing $329.3 million, or 41%, compared with the same period in 2009. Our 2010 quarter results were impacted by a lower volume of LNG terminal work in the U.K. and South America, and less refinery work in the U.S. and Europe, as compared to the comparable prior year period. Revenue for our significant fourth quarter 2009 refinery and gas plant awards in Colombia and Papua New Guinea, respectively, was not significant in the first quarter 2010. We will begin to realize more significant revenue from these projects in the second half of 2010.
Income from Operations—Income from operations for the first quarter 2010 was $19.3 million (4.1% of revenue) versus $34.4 million (4.3% of revenue) during the comparable prior year period. Included in our 2009 quarter results were charges in the U.K. of $20.5 million, relating to our South Hook LNG project, as well as facility closure and severance costs totaling $2.1 million. Excluding the impact of the 2009 UK charges, we experienced a comparable project gross profit mix in the current quarter, as compared to the prior year period; however, the current quarter results were negatively impacted by lower overhead recoveries due to lower revenue volume. The South Hook project was completed in the first quarter 2010, and on April 14, 2010 we received provisional acceptance from our customer.
Lummus Technology
New Awards/Backlog—During the first quarter 2010, new awards were $99.1 million, compared with $60.4 million in the comparable prior year period. The increase over the comparable prior year period is attributable to increased heat transfer equipment orders as well as greater opportunity in the petrochemicals markets. Although award activity in the North America and Western European markets remains low, regions such as the Middle East, Asia Pacific and South America continue to proceed with new projects.
Revenue—Revenue was $68.3 million for the first quarter 2010, decreasing $11.9 million, or 15%, compared with the same period in 2009. Our 2010 results were impacted by a lower volume of heater supply revenue as several projects that were active during the first quarter of 2009 have been completed. The higher heater supply awards during the first quarter of 2010 will contribute to our prospective 2010 revenue results.
Income from Operations—Income from operations for the first quarter 2010 was $17.1 million (25.1% of revenue), versus $17.5 million (21.8% of revenue) during the comparable 2009 quarter. Our 2010 results were impacted by a favorable project gross profit mix and lower selling and administrative costs, partly offset by lower revenue volume and lower equity earnings due to lower refining-related technology licensing and, to a lesser extent, lower catalyst sales for various proprietary technologies in joint venture investments. Our 2009 quarter results were impacted by severance costs totaling approximately $1.1 million.
Liquidity and Capital Resources
At March 31, 2010, cash and cash equivalents totaled $336.8 million.
Operating—During the first quarter of 2010, cash flows from operations totaled $16.8 million, as cash generated from our earnings was partly offset by an overall increase in working capital levels. The increase in working capital was a result of a $92.9 million decrease in accounts payable, due primarily to payments on our major CB&I Lummus projects and various projects within our Lummus Technology business sector, partially offset by a $45.0 million decrease in accounts receivable, primarily from collections on our major CB&I Lummus projects and various projects within our CB&I Steel Plate Structures business sector.

Investing—During the first quarter of 2010, net cash used in investing activities totaled $3.0 million, as capital expenditures during the period of approximately $4.5 million were partially offset by proceeds from the sale of property and equipment totaling $1.5 million.
We continue to evaluate and selectively pursue opportunities for additional expansion of our business through acquisition of complementary businesses. These acquisitions, if they arise, may involve the use of cash or may require further debt or equity financing.
Financing—During the first quarter of 2010, net cash flows used in financing activities totaled $3.1 million, primarily resulting from the purchase of shares associated with our stock-based compensation program totaling $10.5 million being partly offset by $4.6 million of tax benefits associated with tax deductions in excess of recognized stock-based compensation costs and proceeds of $2.9 million associated with the issuance of shares for stock-based compensation during the period.
Our primary internal source of liquidity is cash flow generated from operations. Capacity under a revolving credit facility is also available, if necessary, to fund operating or investing activities. We have a five-year $1.1 billion, committed and unsecured revolving credit facility (the “Revolving Facility”), with JPMorgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A., as syndication agent, which terminates in October 2011. As of March 31, 2010, no direct borrowings were outstanding under the facility, but we had issued $434.5 million of letters of credit. Such letters of credit are generally issued to customers in the ordinary course of business to support advance payments and performance guarantees or in lieu of retention on our contracts. As of March 31, 2010, we had $665.5 million of available capacity under the facility. The facility has a borrowing sublimit of $550.0 million and certain restrictive covenants, the most restrictive of which include a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum net worth level. It also includes restrictions regarding subsidiary indebtedness, sales of assets, liens, investments, type of business conducted and mergers and acquisitions, among other restrictions. In the event that we were to borrow funds under the facility, interest would be assessed at either prime plus an applicable floating margin or LIBOR plus an applicable floating margin.
In addition to the Revolving Facility, we have three committed and unsecured letter of credit and term loan agreements (the “LC Agreements”) with Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., and various private placement note investors. Under the terms of the LC Agreements, either banking institution (the “LC Issuers”) can issue letters of credit. In the aggregate, they provide up to $275.0 million of capacity. As of March 31, 2010, no direct borrowings were outstanding under the LC Agreements, but all three tranches were fully utilized. Tranche A, a $50.0 million facility, and Tranche B, a $100.0 million facility, are both five-year facilities which terminate in November 2011. Tranche C is an eight-year, $125.0 million facility expiring in November 2014. The LC Agreements have certain restrictive covenants, the most restrictive of which include a minimum net worth level, a minimum fixed charge coverage ratio and a maximum leverage ratio. They also include restrictions with regard to subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, affiliate transactions, sales and leasebacks, and mergers and acquisitions, among other restrictions. In the event of default under the LC Agreements, including our failure to reimburse a draw against an issued letter of credit, the LC Issuers could transfer their claim against us, to the extent such amount is due and payable by us under the LC Agreements, to the private placement lenders, creating a term loan that is due and payable no later than the stated maturity of the respective LC Agreement. In addition to quarterly letter of credit fees that we pay under the LC Agreements, to the extent that a term loan is in effect, we would be assessed a floating rate of interest over LIBOR.
Additionally, we have a $200.0 million unsecured Term Loan with JPMorgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A., as syndication agent. Interest under the Term Loan has been based upon LIBOR plus an applicable floating margin and is paid quarterly in arrears. At our election, we may borrow at prime plus an applicable floating margin. We also have an interest rate swap that provides for an interest rate of approximately 5.57%, inclusive of the applicable floating margin. The Term Loan will continue to be repaid in equal installments of $40.0 million per year, with the last principal payment due in November 2012. It has similar restrictive covenants to the ones noted above for the Revolving Facility.

We also have various short-term, uncommitted revolving credit facilities (the “Uncommitted Facilities”) across several geographic regions of approximately $1.3 billion. These facilities are generally used to provide letters of credit or bank guarantees to customers in the ordinary course of business to support advance payments and performance guarantees or in lieu of retention on our contracts. At March 31, 2010, we had available capacity of $566.0 million under these facilities. In addition to providing letters of credit or bank guarantees, we also issue surety bonds in the ordinary course of business to support our contract performance.
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
We were in compliance with all restrictive lending covenants as of March 31, 2010; however, our ability to remain in compliance with, and the corresponding availability of, such lending facilities could be impacted by circumstances or conditions beyond our control caused by the global financial, credit and economic crisis, including but not limited to, cancellation of contracts, changes in currency exchange or interest rates, performance of pension plan assets, or changes in actuarial assumptions.
As of March 31, 2010, the following commitments were in place to support our ordinary course obligations:

	Amounts of Commitments by Expiration Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Letters of Credit/Bank Guarantees	$1,428,159	$769,565	$611,615	$34,113	$12,866
Surety Bonds	243,744	192,006	51,728	10	—

Total Commitments	$1,671,903	$961,571	$663,343	$34,123	$12,866

Note:	Letters of credit include $31.5 million of letters of credit issued in support of our insurance program.
The equity and credit markets continue to be volatile. A continuation of this level of volatility in the credit markets may increase costs associated with issuing letters of credit under our Uncommitted Facilities or could increase costs when we amend, or extend available capacity under, our existing credit facilities. Notwithstanding these adverse conditions, we believe that our cash on hand, funds generated by operations, amounts available under our existing Revolving Facility and LC Agreements, and external sources of liquidity, such as the issuance of debt and equity instruments, will be sufficient to finance our capital expenditures, settle our commitments and contingencies (as more fully described in Note 7 to our Condensed Consolidated Financial Statements) and address our working capital needs for the foreseeable future. However, there can be no assurance that such funding will be available, as our ability to generate cash flows from operations and our ability to access funding under our Revolving Facility, LC Agreements and Uncommitted Facilities may be impacted by a variety of business, economic, legislative, financial and other factors, which may be outside of our control. Additionally, while we currently have significant, uncommitted bonding facilities, primarily to support various commercial provisions in our contracts, a termination or reduction of these bonding facilities could result in the utilization of letters of credit in lieu of performance bonds, thereby reducing our available capacity under the Revolving Facility and LC Agreements. Although we do not anticipate a reduction or termination of the bonding facilities, there can be no assurance that such facilities will be available at reasonable terms to service our ordinary course obligations.
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

For a discussion of pending litigation, including lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed, see Note 7 to our Condensed Consolidated Financial Statements.
Off-Balance Sheet Arrangements
We use operating leases for facilities and equipment when they make economic sense, including sale-leaseback arrangements. We have no other significant off-balance sheet arrangements.
New Accounting Standards
For a discussion of new accounting standards, see the applicable section in Note 1 to our Condensed Consolidated Financial Statements.
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
We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements:
Revenue Recognition—Our contracts are awarded on a competitive bid and negotiated basis. We offer our customers a range of contracting options, including fixed-price, cost reimbursable and hybrid approaches. Contract revenue is primarily recognized using the percentage-of-completion method, based on the percentage that actual costs-to-date bear to total estimated costs to complete each contract. We utilize this cost-to-cost approach as we believe this method is less subjective than relying on assessments of physical progress. We follow the guidance in the FASB’s ASC Revenue Recognition Topic 605-35 for accounting policies relating to our use of the percentage-of-completion method, estimating costs and revenue recognition, including the recognition of profit incentives, unapproved change orders and claims, and combining and segmenting contracts. Under the cost-to-cost approach, the most widely recognized method used for percentage-of-completion accounting, the use of estimated cost to complete each contract is a significant variable in the process of determining revenue recognized and is a significant factor in the accounting for contracts. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates.
Contract revenue reflects the original contract price adjusted for approved change orders and estimated minimum recoveries of unapproved change orders and claims. We recognize revenue associated with unapproved change orders and claims to the extent that related costs have been incurred when recovery is probable and the value can be reliably estimated. At March 31, 2010 and December 31, 2009, we had no material unapproved change orders or claims recognized in revenue.
Losses expected to be incurred on contracts in progress are charged to earnings in the period such losses become known. For projects in a significant loss position, there were no significant recognized losses during the three-month period ended March 31, 2010. Recognized losses during the three-month period ended March 31, 2009 were approximately $24.0 million for projects in a significant loss position.

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
Financial Instruments—We utilize derivative instruments in certain circumstances to mitigate the effects of changes in foreign currency exchange rates and interest rates, as described below. Our other financial instruments are not significant.
Foreign Currency Derivatives—Our foreign currency derivatives are utilized on an on-going basis to mitigate certain foreign currency related operating exposures, as well as to hedge intercompany loans utilized to finance non-U.S. subsidiaries. Hedge contracts utilized to mitigate foreign currency related operating exposures are generally designated as “cash flow hedges.” Therefore, gains and losses, exclusive of forward points and credit risk, are included in accumulated other comprehensive (loss) income until the associated underlying operating exposure impacts our earnings. Gains and losses associated with instruments deemed ineffective during the period, if any, instruments for which we do not seek hedge accounting treatment, including those instruments used to hedge intercompany loans, and changes in the fair value of forward points, which represent the time-value component of the fair value of our derivative positions, are recognized within cost of revenue. We do not engage in currency speculation.
Interest Rate Derivatives—Our interest rate derivatives are limited to a swap arrangement in place to hedge against interest rate variability associated with the Term Loan. The swap arrangement is designated as a cash flow hedge, as the critical terms matched those of the Term Loan at inception and as of March 31, 2010. Therefore, changes in the fair value of the hedge are included in accumulated other comprehensive (loss) income.
Income Taxes—Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The final realization of deferred tax assets depends on our ability to generate sufficient future taxable income of the appropriate character and in the appropriate jurisdictions. We have not provided a valuation allowance against a portion of our U.K. net deferred tax asset which was approximately $69.0 million at the end of 2009, as we believe that it is more likely than not that it will be utilized from future earnings and contracting strategies.
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

Recoverability of Goodwill—Goodwill and indefinite-lived intangible assets are not amortized to earnings, but instead are reviewed for impairment at least annually via a two-phase process, absent any indicators of impairment. The goodwill impairment analysis requires us to allocate goodwill to our reporting units, compare the fair value of each reporting unit with its carrying amount, including goodwill, and then, if necessary, record a goodwill impairment charge in an amount equal to the excess, if any, of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill.
The primary method we employ to estimate the fair value of each reporting unit is the discounted cash flow method. This methodology is based, to a large extent, on assumptions about future events, which may or may not occur as anticipated and such deviations could have a significant impact on the estimated fair values calculated. These assumptions include, but are not limited to, estimates of future growth rates, discount rates and terminal values of reporting units. Our goodwill balance at March 31, 2010 was $945.9 million. Based upon our current strategic planning and associated goodwill impairment assessments, we do not believe there is a reasonable possibility that our reporting units are at risk of recognizing an impairment of their goodwill.
Forward-Looking Statements
This quarterly report on Form 10-Q, including all documents incorporated by reference, contains forward-looking statements regarding CB&I and represents our expectations and beliefs concerning future events. These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties. When considering any statements that are predictive in nature, depend upon or refer to future events or conditions, or use or contain words, terms, phrases, or expressions such as “achieve”, “forecast”, “plan”, “propose”, “strategy”, “envision”, “hope”, “will”, “continue”, “potential”, “expect”, “believe”, “anticipate”, “project”, “estimate”, “predict”, “intend”, “should”, “could”, “may”, “might”, or similar forward-looking statements, we refer you to the cautionary statements concerning risk factors and “Forward-Looking Statements” described under “Risk Factors” in Item 1A of our Annual Report filed on Form 10-K filed with the SEC for the year ended December 31, 2009, which cautionary statements are incorporated herein by reference.
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
Another form of foreign currency exposure relates to our non-U.S. subsidiaries’ normal contracting activities. We generally attempt to limit our exposure to foreign currency fluctuations in most of our contracts through provisions that require customer payments in U.S. dollars, the currency of the contracting entity or other currencies corresponding to the currency in which costs are incurred. As a result, we do not always need to hedge foreign currency cash flows for contract work performed. However, where construction contracts do not contain foreign currency provisions, we generally use forward exchange contracts to hedge foreign currency exposure of forecasted transactions and firm commitments. At March 31, 2010, the outstanding notional value of these cash flow hedge contracts was $40.4 million, including foreign currency exchange rate exposure associated with the following currencies: Czech Republic Koruna ($16.2 million), Euro ($12.1 million), Chilean Peso ($9.8 million) and British Pound ($2.3 million). The gains and losses on these contracts are intended to offset changes in the value of the related exposures. The unrealized hedge fair value loss associated with instruments for which we do not seek hedge accounting treatment was not material for the three-month period ended March 31, 2010. Additionally, we exclude forward points, which represent the time value component of the fair value of our derivative positions, from our hedge assessment analysis. This time value component was also not material. The total net fair value of these contracts, including the foreign currency gain related to ineffectiveness, was a gain of approximately $0.5 million. The terms of our contracts generally extend up to two years. The potential change in fair value for our outstanding contracts from a hypothetical ten percent change in quoted foreign currency exchange rates would have been approximately $0.1 million at March 31, 2010.

At the time we entered into our Term Loan, we also entered into a swap arrangement to hedge against the Term Loan’s interest rate variability. The swap arrangement is designated as a cash flow hedge as the critical terms matched those of the Term Loan at inception and as of March 31, 2010. The potential change in fair value for our interest rate swap from a hypothetical one percent change in the LIBOR rate would have been approximately $1.8 million at March 31, 2010.
In circumstances where intercompany loans and/or borrowings are in place with non-U.S. subsidiaries, we will also use forward contracts to generally offset any translation gains (losses) of the underlying transactions. At March 31, 2010, the outstanding notional value of these forward contracts was $57.9 million, including foreign currency exchange rate exposure associated with the following currencies: British Pound ($35.5 million), Euro ($13.0 million) and Singapore Dollar ($9.4 million). If the timing or amount of foreign-denominated cash flows vary, we incur foreign exchange gains or losses, which are included within cost of revenue. We do not use financial instruments for trading or speculative purposes.
The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and notes payable approximates their fair values because of the short-term nature of these instruments. At March 31, 2010, the fair value of our long-term debt, based on the current market rates for debt with similar credit risk and maturity, approximated the value recorded on our condensed consolidated balance sheet as interest is based upon LIBOR plus an applicable floating spread and is paid quarterly in arrears. See Note 4 to our Condensed Consolidated Financial Statements for quantification of our financial instruments.
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
Changes in Internal Controls—There were no changes in our internal controls over financial reporting that occurred during the three-month period ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We have been and may from time to time be named as a defendant in legal actions claiming damages in connection with engineering and construction projects, technology licenses and other matters. These are typically claims that arise in the normal course of business, including employment-related claims and contractual disputes or claims for personal injury or property damage which occur in connection with services performed relating to project or construction sites. Contractual disputes normally involve claims relating to the timely completion of projects, performance of equipment or technologies, design or other engineering services or project construction services provided by us. Management does not currently believe that any of our pending contractual, employment-related personal injury or property damage claims and disputes will have a material effect on our future results of operations, financial position or cash flow.

Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Through March 31, 2010, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 4,900 plaintiffs and, of those claims, approximately 1,400 claims were pending and 3,500 have been closed through dismissals or settlements. Through March 31, 2010, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount of approximately one thousand dollars per claim. We review each case on its own merits and make accruals based on the probability of loss and our estimates of the amount of liability and related expenses, if any. We do not currently believe that any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow, and, at March 31, 2010, we had accrued approximately $2.1 million for liability and related expenses. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that we may expect to recover because of the variability in coverage amounts, deductibles, limitations and viability of carriers with respect to our insurance policies for the years in question.
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
We believe that we are currently in compliance, in all material respects, with all environmental laws and regulations. We do not currently believe that any environmental matters will have a material adverse effect on our future results of operations or financial position. We do not anticipate that we will incur material capital expenditures for environmental controls or for the investigation or remediation of environmental conditions during the remainder of 2010 or 2011.
Item 1A. Risk Factors
There have been no material changes to the Risk Factors disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 23, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On August 18, 2009, we entered into a Sales Agency Agreement with Calyon Securities (USA) Inc. (“Calyon”), pursuant to which we may issue and sell from time to time, through Calyon as the Company’s sales agent, up to 10.0 million shares of our common stock (the “Shares”). The Shares are registered under the Securities Act of 1933, as amended, pursuant to the Company’s shelf registration statement (the “Registration Statement”) on Form S-3 (File No. 333-160852), which became effective upon filing with the SEC on July 29, 2009.
During the three-month period ended March 31, 2010, no shares of our common stock were sold under the Sales Agency Agreement.
Item 3. Defaults Upon Senior Securities
None.

Item 4. (Removed and Reserved)
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
Date: April 27, 2010