Form 10-Q
period 2010-06-30
CHICAGO BRIDGE & IRON CO N V
filed 2010-07-27
CIK 1027884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________
Commission File Number 1-12815
CHICAGO BRIDGE & IRON COMPANY N.V.

Incorporated in The Netherlands	IRS Identification Number: Not Applicable
Oostduinlaan 75
2596 JJ The Hague
The Netherlands
31-70-3732010
(Address and telephone number of principal executive offices)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the registrant’s common stock as of July 15, 2010 — 99,060,439

CHICAGO BRIDGE & IRON COMPANY N.V.

Page
PART I. FINANCIAL INFORMATION

Item 1 Condensed Consolidated Financial Statements

Statements of Operations Three and Six Months Ended June 30, 2010 and 2009	3

Balance Sheets June 30, 2010 and December 31, 2009	4

Statements of Comprehensive Income Three and Six Months Ended June 30, 2010 and 2009	5

Statements of Cash Flows Six Months Ended June 30, 2010 and 2009	6

Notes to Condensed Consolidated Financial Statements	7

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3 Quantitative and Qualitative Disclosures About Market Risk	25

Item 4 Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1 Legal Proceedings	26

Item 1A Risk Factors	27

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3 Defaults Upon Senior Securities	28

Item 4 (Removed and Reserved)	28

Item 5 Other Information	28

Item 6 Exhibits	28

SIGNATURES	30

Exhibit 10.1
Exhibit 10.1(a)
Exhibit 10.1(b)
Exhibit 10.2(a)
Exhibit 10.3(a)
Exhibit 10.4(a)
Exhibit 10.5(a)
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue	$916,044	$1,212,157	$1,785,368	$2,508,089
Cost of revenue	795,742	1,079,286	1,542,785	2,231,061

Gross profit	120,302	132,871	242,583	277,028
Selling and administrative expenses	46,342	51,255	97,590	110,486
Intangibles amortization	5,812	5,866	11,760	11,473
Other operating expense, net	779	5,434	852	11,336
Equity earnings	(3,533)	(11,998)	(7,042)	(18,924)

Income from operations	70,902	82,314	139,423	162,657
Interest expense	(3,079)	(5,557)	(6,799)	(11,103)
Interest income	1,055	344	2,291	792

Income before taxes	68,878	77,101	134,915	152,346
Income tax expense	(19,994)	(32,061)	(41,126)	(57,241)

Net income	48,884	45,040	93,789	95,105
Less: Net income attributable to noncontrolling interests	(1,557)	(1,616)	(4,271)	(2,869)

Net income attributable to CB&I	$47,327	$43,424	$89,518	$92,236

Net income attributable to CB&I per share:
Basic	$0.48	$0.46	$0.91	$0.97
Diluted	$0.47	$0.45	$0.89	$0.96

Weighted average shares outstanding:
Basic	98,951	95,108	98,840	94,939
Diluted	100,641	96,211	100,796	95,682
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Cash and cash equivalents	$300,456	$326,000
Accounts receivable, net	402,571	477,844
Costs and estimated earnings in excess of billings	158,849	221,569
Deferred income taxes	82,107	85,224
Other current assets	100,939	84,941

Total current assets	1,044,922	1,195,578

Equity investments	124,699	132,258
Property and equipment, net	290,976	316,112
Non-current contract retentions	3,225	7,146
Deferred income taxes	105,061	102,538
Goodwill	920,461	962,690
Other intangibles, net	194,554	216,910
Other non-current assets	83,633	83,535

Total assets	$2,767,531	$3,016,767

Liabilities
Notes payable	$679	$709
Current maturity of long-term debt	40,000	40,000
Accounts payable	363,350	467,944
Accrued liabilities	213,189	235,242
Billings in excess of costs and estimated earnings	801,348	920,732
Income taxes payable	—	15,248

Total current liabilities	1,418,566	1,679,875

Long-term debt	80,000	80,000
Other non-current liabilities	241,769	258,517
Deferred income taxes	99,816	101,085

Total liabilities	1,840,151	2,119,477

Shareholders’ Equity
Common stock, Euro .01 par value; shares authorized: 250,000,000 in 2010 and 2009; shares issued: 101,522,318 in 2010 and 2009; shares outstanding: 98,929,575 in 2010 and 100,203,855 in 2009	1,190	1,190
Additional paid-in capital	343,961	359,283
Retained earnings	668,130	578,612
Stock held in Trust	(20,364)	(33,576)
Treasury stock, at cost: 2,592,743 shares in 2010 and 1,318,463 shares in 2009	(49,101)	(30,872)
Accumulated other comprehensive loss	(44,143)	(817)

Total CB&I shareholders’ equity	899,673	873,820
Noncontrolling interests	27,707	23,470

Total equity	927,380	897,290

Total liabilities and shareholders’ equity	$2,767,531	$3,016,767

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$48,884	$45,040	$93,789	$95,105

Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(29,314)	34,856	(40,339)	15,739
Change in unrealized fair value of cash flow hedges	(1,214)	4,722	(1,653)	8,111
Change in unrecognized net prior service pension credits	70	(40)	23	(79)
Change in unrecognized net actuarial pension losses	(1,667)	50	(1,391)	99

Comprehensive income	16,759	84,628	50,429	118,975
Less: Comprehensive income attributable to noncontrolling interests	(1,518)	(1,376)	(4,237)	(2,639)

Comprehensive income attributable to CB&I	$15,241	$83,252	$46,192	$116,336

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash Flows from Operating Activities
Net income	$93,789	$95,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,323	39,056
Deferred taxes	4,262	(10,161)
Stock-based compensation expense	21,396	19,423
Equity earnings, net	(5,772)	(18,071)
Loss (gain) on sale of property and equipment	2,996	(389)
Unrealized loss (gain) on foreign currency hedge ineffectiveness	368	(3,744)
Excess tax benefits from stock-based compensation	(5,305)	(27)
Change in operating assets and liabilities (see below)	(109,234)	(71,114)

Net cash provided by operating activities	40,823	50,078

Cash Flows from Investing Activities
Capital expenditures	(9,250)	(31,197)
Proceeds from sale of property and equipment	3,527	2,131

Net cash used in investing activities	(5,723)	(29,066)

Cash Flows from Financing Activities
Decrease in notes payable	(30)	(349)
Excess tax benefits from stock-based compensation	5,305	27
Purchase of treasury stock	(51,264)	(644)
Issuance of treasury stock associated with stock plans	5,627	5,096

Net cash (used in) provided by financing activities	(40,362)	4,130

Effect of exchange rate changes on cash	(20,282)	2,623

(Decrease) increase in cash and cash equivalents	(25,544)	27,765
Cash and cash equivalents, beginning of the year	326,000	88,221

Cash and cash equivalents, end of the period	$300,456	$115,986

Change in Operating Assets and Liabilities
Decrease in receivables, net	$75,273	$77,237
Change in contracts in progress, net	(56,664)	(145,876)
Decrease (increase) in non-current contract retentions	3,921	(1,321)
Decrease in accounts payable	(104,594)	(45,821)
(Increase) decrease in other current and non-current assets	(15,353)	17,185
Decrease in income taxes payable	(15,248)	(7,230)
(Decrease) increase in accrued and other non-current liabilities	(42,171)	8,592
Decrease in equity investments	12,500	12,219
Decrease in other	33,102	13,901

Total	$(109,234)	$(71,114)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
($ values in thousands, except per share data)
(Unaudited)
1. Significant Accounting Policies
Basis of Presentation—The accompanying unaudited interim Condensed Consolidated Financial Statements for Chicago Bridge & Iron Company N.V. (“CB&I” or the “Company”) have been prepared pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (the “SEC”). In the opinion of management, these financial statements include all adjustments, which are of a normal recurring nature, that are necessary for a fair presentation of our financial position as of June 30, 2010, and our results of operations and cash flows for each of the three-month and six-month periods ended June 30, 2010 and 2009. The December 31, 2009 condensed consolidated balance sheet is derived from our December 31, 2009 audited Consolidated Financial Statements.
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
Contract revenue reflects the original contract price adjusted for approved change orders and estimated minimum recoveries of unapproved change orders and claims. We recognize revenue associated with unapproved change orders and claims, to the extent that related costs have been incurred, when recovery is probable and the value can be reliably estimated. At June 30, 2010 and December 31, 2009, we had no material unapproved change orders or claims recognized in revenue.
Losses expected to be incurred on contracts in progress are charged to earnings in the period such losses become known. Net losses recognized during the three and six-month periods ended June 30, 2010 were not significant for active projects in a loss position. Net losses recognized during the comparable three and six-month periods of 2009 totaled approximately $17,000 and $41,000, respectively.

Cumulative costs and estimated earnings recognized to date in excess of cumulative billings is reported as costs and estimated earnings in excess of billings. Cumulative billings in excess of cumulative costs and estimated earnings recognized to date is reported as billings in excess of costs and estimated earnings. Any billed revenue that has not been collected is reported as accounts receivable. The timing of when we bill our customers is generally dependent upon advance billing terms or completion of certain phases of the work. Accounts receivable at June 30, 2010 and December 31, 2009 included contract retentions expected to be collected within one year totaling $32,100 and $23,200, respectively. Contract retentions collectible beyond one year are included in non-current contract retentions. Cost of revenue includes direct contract costs, such as material and construction labor, and indirect costs which are attributable to contract activity.
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
We provide income tax reserves in situations where we have and have not received tax assessments. Tax reserves are provided in those instances where we consider it more likely than not that additional taxes will be due in excess of amounts reflected in income tax returns filed worldwide. As a matter of standard policy, we continually review our exposure to additional income tax obligations and as further information is known or events occur, increases or decreases, as appropriate, may be recorded.
Foreign Currency—The nature of our business activities involves the management of various financial and market risks, including those related to changes in currency exchange rates. The effects of translating financial statements of foreign operations into our reporting currency are recognized as a cumulative translation adjustment in accumulated other comprehensive (loss) income (“AOCI”). These balances are net of tax, which includes tax credits associated with the translation adjustment, where applicable. Foreign currency exchange gains (losses) are included within cost of revenue.
Financial Instruments—We utilize derivative instruments in certain circumstances to mitigate the effects of changes in foreign currency exchange rates and interest rates, as described below. Our other financial instruments are not significant.
•
Foreign Currency Exchange Rate Derivatives—We do not engage in currency speculation; however we do utilize foreign currency derivatives on an on-going basis to mitigate certain foreign currency-related operating exposures, and to hedge intercompany loans utilized to finance our non-U.S. subsidiaries. Hedge contracts utilized to mitigate foreign currency-related operating exposures, for which we seek hedge accounting treatment, are generally designated as “cash flow hedges.” Therefore, gains and losses, exclusive of forward points (which represent the time-value component of the fair value of our derivative positions) and credit risk, are included in AOCI until the associated underlying operating exposure impacts our earnings.

Changes in the fair value of forward points, gains and losses associated with instruments deemed ineffective during the period, if any, and instruments which we do not designate as cash flow hedges, including those instruments used to hedge intercompany loans, are recognized within cost of revenue.

•
Interest Rate Derivatives—Our interest rate derivatives are limited to a swap arrangement in place to hedge against interest rate variability associated with our term loan with JPMorgan Chase Bank, N.A. (the “Term Loan”). The swap arrangement is designated as a cash flow hedge, as its critical terms matched those of the Term Loan at inception and as of June 30, 2010. Therefore, changes in the fair value of the hedge are included in AOCI.

For those contracts designated as cash flow hedges, we formally document all relationships between the hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives to either specific firm commitments or highly-probable forecasted transactions.
We continually assess, at inception and on an on-going basis, the effectiveness of hedging instruments in offsetting changes in the cash flows of the designated hedged items. Hedge accounting designation is discontinued when: (1) it is determined that the derivative is no longer highly effective in offsetting changes in the cash flows of the hedged item, including firm commitments or forecasted transactions, (2) the derivative is sold, terminated, exercised, or expires, (3) it is no longer probable that the forecasted transaction will occur, or (4) management determines that designating the derivative as a hedging instrument is no longer appropriate.
For additional disclosures associated with our financial instruments, see Note 4 to our Condensed Consolidated Financial Statements.
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
A reconciliation of weighted average basic shares outstanding to diluted shares outstanding and the computation of basic and diluted EPS are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income attributable to CB&I	$47,327	$43,424	$89,518	$92,236

Weighted average shares outstanding — basic	98,951	95,108	98,840	94,939
Effect of stock options/restricted shares/performance shares (1)	1,620	1,036	1,886	676
Effect of directors’ deferred-fee shares (1)	70	67	70	67

Weighted average shares outstanding — diluted	100,641	96,211	100,796	95,682

(Note: Shares and net income values in the table above are presented in ‘000’s.)

Net income attributable to CB&I per share:
Basic	$0.48	$0.46	$0.91	$0.97
Diluted	$0.47	$0.45	$0.89	$0.96

(1)
For both the three and six-month periods ended June 30, 2010, we excluded approximately 500 thousand shares from our diluted EPS calculations as such shares were considered antidilutive. For the comparable three and six-month periods ended June 30, 2009, we excluded approximately 500 thousand and 600 thousand shares, respectively, from our diluted EPS calculations as such shares were considered antidilutive.

Concentrations of Credit Risk—Our billed and unbilled revenue is from clients around the world, a majority of which are in the natural gas, petroleum and petrochemical industries. Most contracts require payments as projects progress or in certain cases, advance payments. We generally do not require collateral, but in most cases can place liens against the property or equipment constructed or terminate the contract if a material default occurs. We maintain reserves for potential credit losses, and as of June 30, 2010 and December 31, 2009, allowances for doubtful accounts totaled $5,000 and $3,900, respectively.
2. Stock-Based Compensation Plans
During the three-month periods ended June 30, 2010 and 2009, we recognized $6,509 and $6,513 of stock-based compensation expense, respectively, and during the six-month periods ended June 30, 2010 and 2009, we recognized $21,396 and $19,423 of stock-based compensation expense, respectively.
During the six-month period ended June 30, 2010, we granted 88,112 stock options with a weighted-average fair value per share of $14.16 and a weighted-average exercise price per share of $22.19.
Using the Black-Scholes option-pricing model, the grant date fair value of each option grant was estimated based upon the following weighted-average assumptions: risk-free interest rate of 3.24%, no expected dividend yield, expected volatility of 68.71% and an expected life of 6 years.
The risk-free interest rate is based on the U.S. Treasury yield curve on the grant date. Expected volatility is based on the historical volatility of our stock. The expected life of options granted represents the period of time that they are expected to be outstanding. We also use historical information to estimate option exercises and forfeitures within the valuation model.
During the six-month period ended June 30, 2010, 620,299 restricted shares and 447,069 performance shares were granted, with weighted-average grant-date fair values per share of $22.04 and $22.10, respectively. Additionally, we distributed 895,652 performance shares upon vesting and achievement of certain performance goals.
The changes in common stock, additional paid-in capital, stock held in trust and treasury stock since December 31, 2009 primarily relate to activity associated with our stock-based compensation plans and our share repurchase program. For additional information related to our stock-based compensation plans, see Note 13 to our Consolidated Financial Statements in our 2009 Annual Report on Form 10-K. For additional information related to our share repurchase program, see Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, contained in this Form 10-Q.
3. Goodwill and Other Intangibles
Goodwill
General—At June 30, 2010 and December 31, 2009, our goodwill balances were $920,461 and $962,690, respectively, attributable to the excess of the purchase price over the fair value of net assets acquired as part of previous acquisitions.
The net decrease in goodwill for the six-month period ended June 30, 2010 was as follows:

Total
Balance at December 31, 2009	$962,690
Foreign currency translation	(41,177)
Tax goodwill in excess of book goodwill	(1,052)

Balance at June 30, 2010	$920,461

Impairment Testing— Goodwill and indefinite-lived intangible assets are not amortized to earnings, but instead are reviewed for impairment at least annually via a two-phase process, absent any indicators of impairment. The first phase screens for impairment, while the second phase, if necessary, measures impairment. We have elected to perform our annual analysis of goodwill during the fourth quarter of each year based upon balances as of the beginning of that year’s fourth quarter. Impairment testing of goodwill is accomplished by comparing an estimate of discounted future cash flows to the net book value of each applicable reporting unit. No indicators of goodwill impairment have been identified during 2010. There can be no assurance that future goodwill impairment tests will not result in charges to earnings.
Other Intangible Assets
The following table provides a summary of our other finite-lived intangible asset balances at June 30, 2010 and December 31, 2009, including weighted-average useful lives for each major intangible asset class and in total:

	June 30, 2010		December 31, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets (weighted average life)
Technology (15 years)	$197,137	$(35,045)	$207,518	$(29,864)
Tradenames (9 years)	38,100	(16,522)	39,170	(13,763)
Backlog (5 years)	10,669	(5,531)	10,954	(4,592)
Lease agreements (6 years)	6,873	(2,908)	8,043	(2,759)
Non-compete agreements (7 years)	2,786	(1,005)	3,098	(895)

Total amortizable intangible assets (13 years)	$255,565	$(61,011)	$268,783	$(51,873)

The decrease in other intangible assets for the six-month period ended June 30, 2010 relates to amortization expense and the impact of foreign currency translation. Amortization expense for the six-month period ended June 30, 2010 totaled $11,760.
4. Financial Instruments
Foreign Currency Forward Contracts
Operating Exposures—As of June 30, 2010, the gross notional value of our outstanding forward contracts to hedge certain foreign exchange-related operating exposures totaled $59,231. These contracts vary in duration, generally maturing up to two years from period-end. Certain of these hedges are designated as cash flow hedges which allows changes in their fair value to be recognized in AOCI until the associated underlying operating exposure impacts our earnings. We exclude forward points, which are recognized as ineffectiveness within cost of revenue and are not material to our earnings, from our hedge assessment analysis.
Intercompany Loan Exposures—As of June 30, 2010, the gross notional value of our outstanding forward contracts to hedge certain intercompany loans utilized to finance non-U.S. subsidiaries totaled $25,292. These contracts, which we do not designate as cash flow hedges, generally mature within seven days of period-end and are marked-to-market within cost of revenue, generally offsetting any translation gains (losses) on the underlying transactions.
Interest Rate Swap
Interest Rate Exposures—We continue to utilize a swap arrangement to hedge against interest rate variability associated with our Term Loan. The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Loan at inception and as of June 30, 2010. Accordingly, changes in the fair value of the hedge are recognized through AOCI.

Fair Value and Other Disclosures
The following tables present all financial instruments (including our cash and cash equivalents, foreign currency forward contracts and interest rate swap), carried at fair value as of June 30, 2010 and December 31, 2009, respectively, by valuation hierarchy and by caption on the Condensed Consolidated Balance Sheet:

		Internal Models With	Internal Models With	Total Carrying Value
	Quoted Market	Significant	Significant	On The Condensed
	Prices In Active	Observable Market	Unobservable Market	Consolidated
June 30, 2010	Markets (Level 1)	Parameters (Level 2) (1)	Parameters (Level 3)	Balance Sheet
Assets
Cash and cash equivalents	$300,456	$—	$—	$300,456
Other current assets	—	1,154	—	1,154
Other non-current assets	—	117	—	117

Total assets at fair value	$300,456	$1,271	$—	$301,727

Liabilities
Accrued liabilities	$—	$(6,054)	$—	$(6,054)
Other non-current liabilities	—	(3,013)	—	(3,013)

Total liabilities at fair value	$—	$(9,067)	$—	$(9,067)

		Internal Models With	Internal Models With	Total Carrying Value
	Quoted Market	Significant	Significant	On The Condensed
	Prices In Active	Observable Market	Unobservable Market	Consolidated
December 31, 2009	Markets (Level 1)	Parameters (Level 2) (1)	Parameters (Level 3)	Balance Sheet
Assets
Cash and cash equivalents	$326,000	$—	$—	$326,000
Other current assets	—	8,392	—	8,392
Other non-current assets	—	—	—	—

Total assets at fair value	$326,000	$8,392	$—	$334,392

Liabilities
Accrued liabilities	$—	$(8,064)	$—	$(8,064)
Other non-current liabilities	—	(1,919)	—	(1,919)

Total liabilities at fair value	$—	$(9,983)	$—	$(9,983)

(1)
These fair values include outstanding foreign currency forward contracts and our interest rate swap arrangement. The total assets at fair value above represent the maximum loss that we would incur if the applicable counterparties failed to perform according to the hedge contracts.

A financial instrument’s categorization within the valuation hierarchy above is based upon the lowest level of input that is significant to the fair value measurement. Cash and cash equivalents are valued at cost, which approximates fair value, and are classified within level 1 of the valuation hierarchy. Our exchange-traded derivative positions are classified within level 2 of the valuation hierarchy, as they are valued using internally-developed models that use readily observable market parameters (quoted market prices for similar assets and liabilities in active markets) as their basis. Our valuation technique utilizes an income approach, which discounts future cash flows based upon current market expectations and adjusts for credit risk. In some cases, derivatives may be valued based upon models with significant unobservable market parameters and would be classified within level 3 of the valuation hierarchy. We did not have any level 3 classifications as of June 30, 2010 or December 31, 2009.

As previously noted, we are exposed to counterparty credit risk associated with non-performance on our hedging instruments and our risk is limited to total unrealized gains on current outstanding positions. The fair value of our derivatives reflects this credit risk. To help mitigate this risk, we transact only with counterparties that are rated as investment grade or higher and monitor all such counterparties on a continuous basis.
The following table presents total fair value and balance sheet classification, by underlying risk, for derivatives designated as cash flow hedges and those not designated as cash flow hedges as of June 30, 2010 and December 31, 2009:

	Asset Derivatives			Liability Derivatives
	Balance			Balance
	Sheet	Fair		Sheet	Fair
	Classification	Value		Classification	Value
		June 30,	December 31,		June 30,	December 31,
		2010	2009		2010	2009
Derivatives designated as cash flow hedges

Interest rate	Other current and non-current assets	$—	$—	Accrued and other non- current liabilities	$(5,912)	$(6,227)

Foreign exchange	Other current and non-current assets	684	316	Accrued and other non- current liabilities	(2,458)	(277)

		$684	$316		$(8,370)	$(6,504)

Derivatives not designated as cash flow hedges

Interest rate	Other current and non-current assets	$—	$—	Accrued and other non- current liabilities	$—	$—

Foreign exchange	Other current and non-current assets	587	8,076	Accrued and other non- current liabilities	(697)	(3,479)

		$587	$8,076		$(697)	$(3,479)

Total fair value		$1,271	$8,392		$(9,067)	$(9,983)

The following table presents the total fair value included within AOCI as of June 30, 2010 and December 31, 2009, and the total value reclassified from AOCI to cost of revenue during the three and six-month periods ended June 30, 2010 and 2009:

				Amount of Gain (Loss)		Amount of Gain (Loss)
	Amount of Gain (Loss)			Reclassified from		Reclassified from
	Recognized in AOCI on			AOCI into		AOCI into
	Effective Derivative Portion			Earnings (Effective Portion)		Earnings (Effective Portion)
Derivatives				Three Months Ended		Six Months Ended
Designated as	June 30,		December 31,	June 30,		June 30,
Cash Flow Hedges	2010		2009	2010	2009	2010	2009

Interest rate	$(5,912)		$(6,227)	$—	$—	$—	$—
Foreign exchange	(1,777)		(44)	279	(58)	406	(5,004)

Total	$(7,689	) (1)	$(6,271)	$279	$(58)	$406	$(5,004)

(1)	Of this amount, $1,520 of unrealized loss is expected to be reclassified into cost of revenue during the next 12 months due to settlement of the associated underlying obligations.

The following table presents the total value recognized in cost of revenue for derivatives for which we do not seek hedge accounting treatment for the three and six-month periods ended June 30, 2010 and 2009, by underlying risk:

	Amount of Gain (Loss)		Amount of Gain (Loss)
	Recognized in Earnings on		Recognized in Earnings on
	Derivatives		Derivatives
	Three Months Ended		Six Months Ended
Derivatives Not Designated	June 30,		June 30,
as Cash Flow Hedges	2010	2009	2010	2009

Interest rate	$—	$—	$—	$—
Foreign exchange	(578)	(21,164)	(435)	(6,890)

Total	$(578)	$(21,164)	$(435)	$(6,890)

Other
The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and notes payable approximates fair value because of the short-term nature of these instruments. At June 30, 2010 and December 31, 2009, the fair value of our long-term debt, based on current market rates for debt with similar credit risk and maturity, approximated its carrying value as interest is based upon LIBOR plus an applicable floating spread and is paid quarterly in arrears.
5. Retirement Benefits
We previously disclosed in our December 31, 2009 Consolidated Financial Statements that in 2010, we expected to contribute approximately $15,500 and $4,000 to our defined benefit and other postretirement plans, respectively. The following table provides updated contribution information for our defined benefit and postretirement plans as of June 30, 2010:

	Defined	Other Postretirement
	Benefit Plans	Benefits
Contributions made through June 30, 2010	$14,474	$1,279
Remaining contributions expected for 2010	7,699	1,783

Total contributions expected for 2010	$22,173	$3,062

The increase in anticipated 2010 contributions compared to prior expectations was due primarily to the final settlement of periodic regulatory funding requirements on a plan in the United Kingdom (“U.K.”).

The following table provides a breakout of the net periodic benefit cost associated with our defined benefit and other postretirement plans, for the three and six-month periods ended June 30, 2010 and 2009, respectively:

	Defined		Other Postretirement
	Benefit Plans		Benefits
Components of Net Periodic Benefit Cost	2010	2009	2010	2009
Three months ended June 30,

Service cost	$784	$1,760	$273	$452
Interest cost	6,499	6,691	744	842
Expected return on plan assets	(5,803)	(5,120)	—	—
Amortization of prior service costs (credits)	23	6	(67)	(67)
Recognized net actuarial loss (gain)	328	122	(93)	(85)

Net periodic benefit cost	$1,831	$3,459	$857	$1,142

Six months ended June 30,

Service cost	$1,625	$3,440	$546	$904
Interest cost	13,431	13,106	1,491	1,681
Expected return on plan assets	(11,760)	(10,018)	—	—
Amortization of prior service costs (credits)	48	12	(134)	(134)
Recognized net actuarial loss (gain)	666	244	(185)	(169)

Net periodic benefit cost	$4,010	$6,784	$1,718	$2,282

6. Segment Information
Our management structure and internal and public segment reporting are aligned based upon three distinct business sectors: CB&I Steel Plate Structures, CB&I Lummus (which includes energy processes and liquefied natural gas (“LNG”) terminal projects) and Lummus Technology.
The Chief Executive Officer evaluates the performance of these business sectors based on revenue and income from operations, as noted in the table below. Each sector’s income from operations reflects corporate costs, allocated based primarily on revenue. Intersegment revenue is not material.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue
CB&I Steel Plate Structures	$360,261	$457,766	$695,169	$878,005
CB&I Lummus	505,847	671,214	971,949	1,466,647
Lummus Technology	49,936	83,177	118,250	163,437

Total revenue	$916,044	$1,212,157	$1,785,368	$2,508,089

Income From Operations
CB&I Steel Plate Structures	$32,545	$42,340	$64,638	$70,765
CB&I Lummus	25,264	22,122	44,552	56,544
Lummus Technology	13,093	17,852	30,233	35,348

Total income from operations	$70,902	$82,314	$139,423	$162,657

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
Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Through June 30, 2010, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 4,900 plaintiffs and, of those claims, approximately 1,300 claims were pending and 3,600 have been closed through dismissals or settlements. Through June 30, 2010, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount of approximately one thousand dollars per claim. We review each case on its own merits and make accruals based on the probability of loss and our estimates of the amount of liability and related expenses, if any. We do not currently believe that any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow, and, at June 30, 2010, we had accrued approximately $2,500 for liability and related expenses. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that we may expect to recover because of the variability in coverage amounts, limitations and deductibles, or the viability of carriers, with respect to our insurance policies for the years in question.
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
We believe that we are currently in compliance, in all material respects, with all environmental laws and regulations. We do not currently believe that any environmental matters will have a material adverse effect on our future results of operations, financial position or cash flow. We do not anticipate that we will incur material capital expenditures for environmental controls or for the investigation or remediation of environmental conditions during the remainder of 2010 or 2011.
8. Subsequent Event
Effective July 23, 2010, we amended our existing $1,100,000 committed and unsecured revolving credit facility with JP Morgan Chase Bank, N.A., as administrative agent and Bank of America, N.A., as syndication agent, and extended its term through July 23, 2014. The amended four-year facility maintains the $1,100,000 of capacity that existed under our former revolving credit facility and continues to provide a borrowing sublimit of $550,000 and restrictive covenants similar to those of our previous facility. For additional information regarding the revolving credit facility as of June 30, 2010, see the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in this Form 10-Q.

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
Results of Operations
Consolidated Results
Current Market Conditions—We continue to have a broad diversity within the entire energy project spectrum, with approximately 70% of our 2010 year-to-date revenue coming from outside the U.S. Our revenue mix will continue to evolve consistent with changes in our backlog mix, as well as shifts in future global demand. We currently anticipate that investment in steel plate structures and energy processes projects will remain strong in many parts of the world. LNG investment also continues, with liquefaction projects increasing in comparison to regasification projects in certain geographies. With respect to Lummus Technology, we continue to see a resurgence in petrochemical activity in developing countries and, while refining activity remains slow, we anticipate improving conditions in late 2010 or early 2011.
New Awards/Backlog—During the three months ended June 30, 2010, new awards, representing the value of new project commitments received during a given period, were $915.8 million, compared with $428.9 million during the comparable 2009 period. These commitments are included in backlog until work is performed and revenue is recognized, or until cancellation. Our current quarter new awards were distributed among our business sectors as follows: CB&I Steel Plate Structures — $286.7 million (31%), CB&I Lummus — $546.0 million (60%), and Lummus Technology — $83.1 million (9%). New awards for the six months ended June 30, 2010 totaled $1.5 billion, versus $1.0 billion in the comparable prior-year period. See Segment Results below for further discussion.
Backlog at June 30, 2010 was approximately $6.8 billion compared with $7.2 billion at December 31, 2009.
Revenue—Revenue was $916.0 million during the three months ended June 30, 2010, decreasing $296.1 million (24%) as compared with the corresponding 2009 period. Revenue decreased $97.5 million (21%) for CB&I Steel Plate Structures, $165.4 million (25%) for CB&I Lummus and $33.2 million (40%) for Lummus Technology. Revenue was $1.8 billion for the six months ended June 30, 2010, decreasing $722.7 million (29%) as compared to the prior year period. The composition of our current quarter revenue by business sector was as follows: CB&I Steel Plate Structures – 39%, CB&I Lummus – 55%, and Lummus Technology – 6%. This composition was consistent with the comparable prior year period. See Segment Results below for further discussion.
Gross Profit—We recognized gross profit of $120.3 million (13.1% of revenue) during the second quarter 2010 compared with gross profit of $132.9 million (11.0% of revenue) during the second quarter 2009. The increase in gross profit percentage, as compared to the comparable prior year period, resulted from the current period having a better project gross profit mix within each of our business sectors, project incentives earned within CB&I Lummus and a project claim resolution for Lummus Technology, offset partially by lower overhead recoveries on lower revenue volume. In addition, our 2009 second quarter results included a net charge within our CB&I Lummus business sector of approximately $17.0 million, reflecting charges on the South Hook and Isle of Grain projects, partly offset by a favorable project claim resolution. Gross profit for the first six months of 2010 was $242.6 million (13.6% of revenue), compared with $277.0 million (11.0% of revenue) during the comparable prior year period. The increase in gross profit percentage, as compared to the comparable prior year six-month period, was primarily due to better project gross profit mix within each of our business sectors and the reasons noted above.

Selling and Administrative Expenses—Selling and administrative expense for the three and six-months ended June 30, 2010 was $46.3 million (5.1% of revenue) and $97.6 million (5.5% of revenue), respectively, compared with $51.3 million (4.2% of revenue) and $110.5 million (4.4% of revenue), for the comparable 2009 periods. The absolute dollar decrease as compared to 2009 for both the quarter and year-to-date periods was primarily attributable to a continued reduction in our global and business sector administrative support costs.
Other Operating Expense, Net—Other operating expense for the three and six-months ended June 30, 2010 was $0.8 million and $0.9 million, respectively, compared to $5.4 million and $11.3 million, respectively for the comparable 2009 periods. The prior year three and six-month periods included significant severance costs in all business sectors, costs associated with the reorganization of our business sectors at the beginning of 2009, and costs associated with the closure of certain fabrication facilities in the U.S. The 2009 reorganization and closure costs were related to CB&I Lummus and CB&I Steel Plate Structures.
Equity Earnings— Equity earnings totaled $3.5 million and $7.0 million for the three and six-months ended June 30, 2010 compared to $12.0 million and $18.9 million, respectively for the comparable periods of 2009. The decrease for the three and six-month periods was due to lower technology licensing and catalyst sales within Lummus Technology, attributable to the slowdown in refining activity.
Income from Operations—Income from operations for the three and six-months ended June 30, 2010 was $70.9 million (7.7% of revenue) and $139.4 million (7.8% of revenue), respectively, versus income from operations totaling $82.3 million (6.8% of revenue) and $162.7 million (6.5% of revenue), respectively, during the comparable prior year periods. The decrease during both the three and six-months ended June 30, 2010, as compared to the comparable prior year periods, was due to the decrease in revenue and other reasons noted above.
Interest Expense and Interest Income—Interest expense was $3.1 million and $6.8 million, respectively during the three and six-month periods ended June 30, 2010, compared with $5.6 million and $11.1 million, respectively for the comparable 2009 periods. The decrease for both the three and six-month periods was primarily due to lower debt balances. Interest income was $1.1 million and $2.3 million, respectively, during the three and six-month periods ended June 30, 2010, compared with $0.3 million and $0.8 million, respectively for the comparable 2009 periods. The increase for both the three and six-month periods was due to higher short-term investment levels and higher rates of return.
Income Tax Expense—Income tax expense for the three and six-months ended June 30, 2010 was $20.0 million (29.0% of pre-tax income), and $41.1 million (30.5% of pre-tax income), versus $32.1 million (41.6% of pre-tax income), and $57.2 million (37.6% of pre-tax income) in the comparable periods of 2009. The rate decreased compared to the corresponding 2009 periods primarily because we did not recognize an income tax benefit for net losses incurred in the U.K. during the quarter and year-to-date periods of 2009, and due to our U.S. versus non-U.S. pre-tax income mix.
Net Income Attributable to Noncontrolling Interests—Net income attributable to noncontrolling interests for the three and six-months ended June 30, 2010 was $1.6 million and $4.3 million, respectively, compared with $1.6 million and $2.9 million for the comparable periods of 2009. The changes compared with 2009 for both the three and six-month periods are commensurate with the levels of operating income subject to noncontrolling interests.

Segment Results
CB&I Steel Plate Structures
New Awards/Backlog—During the three months ended June 30, 2010, new awards were $286.7 million compared with $209.1 million in the comparable prior-year period. New awards included propylene storage tanks in Abu Dhabi (approximately $70.0 million) and various standard tank awards throughout the world. New awards for the six months ended June 30, 2010 totaled $474.1 million versus $530.3 million in the comparable prior-year period.
Revenue—Revenue was $360.3 million during the three months ended June 30, 2010, decreasing $97.5 million (21%) compared with the corresponding 2009 period. The decrease in the current year period relative to the comparable prior year period was primarily due to the wind down of two large tank projects in Australia and reduced oil sands related work in Canada, partly offset by a greater volume of petroleum storage tank work in Central America. Revenue was $695.2 million during the six months ended June 30, 2010, decreasing $182.8 million (21%) as compared to the prior year period, also for the reasons noted above. Revenue for our large third quarter 2009 storage tank awards in the Middle East and Australia was not significant in the first half of 2010. We anticipate revenue growth from these projects in late 2010 and 2011.
Income from operations—Income from operations for the three and six-months ended June 30, 2010 was $32.5 million (9.0% of revenue) and $64.6 million (9.3% of revenue), respectively, versus $42.3 million (9.2% of revenue) and $70.8 million (8.1% of revenue), respectively, during the comparable prior-year periods. The prior year three and six-month periods were negatively impacted by closure costs for fabrication facilities in the U.S. and severance costs of approximately $2.1 million and $4.8 million, respectively. The current year periods did not experience such costs and benefited from a better project gross profit mix, principally in Australia, the Middle East and the U.S.; however, lower overhead recoveries on lower revenue volume partly offset the better project gross profit mix for the six-month period and fully offset the better project gross profit mix for the three-month period.
CB&I Lummus
New Awards/Backlog—During the three months ended June 30, 2010, new awards were $546.0 million compared with $152.8 million in the comparable prior-year period. New awards included a gas processing plant in the U.S. (approximately $280.0 million) and concept development services for an LNG integrated project in Russia. New awards for the six months ended June 30, 2010 totaled $819.7 million versus $381.9 million in the comparable prior-year period.
Revenue—Revenue was $505.8 million during the three months ended June 30, 2010, decreasing $165.4 million (25%) compared to the corresponding 2009 period. Our 2010 second quarter results were impacted by a lower volume of LNG terminal work in South America and less refinery work in the U.S., partly offset by a higher volume of oil sands related work in Canada as compared to the comparable prior year period. Revenue was $971.9 million during the six months ended June 30, 2010, decreasing $494.7 million (34%) as compared to the prior year period. Revenue for our large 2009 refinery and gas plant awards in Colombia and Papua New Guinea, respectively, was not significant in the first half of 2010. We anticipate revenue growth from these projects in late 2010 and 2011.
Income from operations—Income from operations for the three and six-months ended June 30, 2010 was $25.3 million (5.0% of revenue) and $44.6 million (4.6% of revenue), respectively, versus $22.1 million (3.3% of revenue) and $56.5 million (3.9% of revenue), respectively, during the comparable prior-year periods. Our second quarter and year-to-date 2009 results included charges from our South Hook project of $27.0 million and $47.5 million, respectively, partly offset by a favorable project claim resolution of approximately $20.0 million in the second quarter of 2009. The South Hook project has been completed since the first quarter of 2010. Our 2009 three and six month results were also impacted by severance and facility closure costs totaling approximately $1.9 million and $4.0 million, respectively. The current year three and six-month periods were favorably impacted by lower selling and administrative costs and project incentives earned on a project in Singapore in the second quarter 2010.

Lummus Technology
New Awards/Backlog—During the three months ended June 30, 2010, new awards were $83.1 million compared with $67.1 million in the comparable prior-year period. New awards for the six months ended June 30, 2010 totaled $182.2 million versus $127.5 million in the comparable prior year period. The increase over the comparable prior year three and six-month periods was attributable to greater opportunity in the petrochemicals market as well as increased heat transfer equipment orders. Award activity for 2010 has primarily been located in the Middle East, Asia Pacific, and South America where new projects continue to proceed. The second quarter of 2010 included awards for a polypropylene plant in Russia and various olefins and C4 processing units in China.
Revenue—Revenue was $49.9 million during the three months ended June 30, 2010, decreasing $33.2 million (40%) compared to the corresponding 2009 period. The 2009 period benefited from a higher beginning of the year heater supply backlog, while the 2010 period was impacted by lower beginning of the year heater supply backlog as the timing of many of our heater supply awards shifted from 2009 to 2010. Revenue was $118.3 million during the six months ended June 30, 2010, decreasing $45.2 million (28%) as compared to the prior year period, also for the reasons noted above.
Income from operations—Income from operations for the three and six-months ended June 30, 2010 was $13.1 million (26.2% of revenue) and $30.2 million (25.6% of revenue), respectively, versus $17.9 million (21.5% of revenue) and $35.3 million (21.6% of revenue), respectively during the comparable prior year periods. Our second quarter and year-to-date 2010 results were positively impacted by a project claim resolution, favorable project gross profit mix and lower selling and administrative costs, partly offset by lower equity earnings. We experienced lower equity earnings from joint venture investments due to lower technology licensing and catalyst sales which are attributable to the slowdown in refining activity. Our 2009 three and six-month results were impacted by severance costs totaling approximately $1.3 million and $2.4 million, respectively.
Liquidity and Capital Resources
At June 30, 2010, cash and cash equivalents totaled $300.5 million.
Operating—Cash flows from operations totaled approximately $40.8 million during the first six months of 2010, as cash generated from our earnings was partly offset by an overall increase in working capital levels. The increase in working capital was a result of decreases in accounts payable balances ($104.6 million) primarily for Lummus Technology and our major CB&I Lummus projects, and due to decreases in contracts in progress balances ($56.7 million) for all three of our business sectors. These increases in working capital were partially offset by a $75.3 million decrease in accounts receivable, primarily from collections on our major CB&I Lummus projects.
Investing—During the first six months of 2010, net cash used in investing activities totaled $5.7 million, as capital expenditures of $9.3 million were partially offset by proceeds from the sale of property and equipment totaling approximately $3.5 million.
We continue to evaluate and selectively pursue opportunities for additional expansion of our business through acquisition of complementary businesses. These acquisitions, if they arise, may involve the use of cash or may require further debt or equity financing.
Financing—During the first six months of 2010, net cash flows used in financing activities totaled $40.4 million, primarily resulting from the purchase of shares associated with our share repurchase and stock-based compensation programs. Share repurchases during the period totaled $51.3 million (2.7 million shares at an average price of $19.04 per share), including cash payments totaling $40.3 million to repurchase 2.2 million shares of our common stock and $11.0 million for withholding taxes on taxable share distributions of approximately 0.5 million shares. These cash outflows were partially offset by $5.6 million of cash proceeds from the issuance of shares associated with our stock plans and $5.3 million of tax benefits associated with tax deductions in excess of recognized stock-based compensation costs.
Effect of Exchange Rate Changes on Cash—During the first six months of 2010, our cash balance decreased by $20.3 million due to the impact of changes in functional currency exchange rates against the U.S. dollar on non-U.S. dollar cash balances. This unrealized loss on our cash balance is reflected in the cumulative translation component of other comprehensive loss. Our cash held in non-U.S. dollar currencies will be used primarily for project-related and other operating expenditures in those currencies, and therefore, our exposure to realized exchange gains and losses is not anticipated to be material.

Our primary internal source of liquidity is cash flow generated from operations. Capacity under a revolving credit facility is also available, if necessary, to fund operating or investing activities. As of June 30, 2010, we have a five-year $1.1 billion, committed and unsecured revolving credit facility (the “Revolving Facility”), with JPMorgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A., as syndication agent, which was scheduled to expire in October 2011. As of June 30, 2010, no direct borrowings were outstanding under the facility, but we had issued $429.2 million of letters of credit. Such letters of credit are generally issued to customers in the ordinary course of business to support advance payments and performance guarantees or in lieu of retention on our contracts. As of June 30, 2010, we had $670.8 million of available capacity under the facility. The facility has a borrowing sublimit of $550.0 million and certain restrictive covenants, the most restrictive of which include a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum net worth level. It also includes customary restrictions regarding subsidiary indebtedness, sales of assets, liens, investments, type of business conducted and mergers and acquisitions, among other restrictions.
Effective July 23, 2010, we amended the Revolving Facility with JP Morgan Chase Bank, N.A., as administrative agent and Bank of America, N.A., as syndication agent, and extended its term through July 23, 2014. The amended four-year facility maintains the $1.1 billion of capacity that existed under the Revolving Facility and continues to provide a borrowing sublimit of $550.0 million and restrictive covenants similar to those of the Revolving Facility.
In addition to the Revolving Facility, we have three committed and unsecured letter of credit and term loan agreements (the “LC Agreements”) with Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., and various private placement note investors. Under the terms of the LC Agreements, either Bank of America, N.A. or JPMorgan Chase, N.A. (the “LC Issuers”) can issue letters of credit. In the aggregate, they provide up to $275.0 million of capacity. As of June 30, 2010, no direct borrowings were outstanding under the LC Agreements, but all three tranches were fully utilized. Tranche A, a $50.0 million facility, and Tranche B, a $100.0 million facility, are both five-year facilities which terminate in November 2011. Tranche C is an eight-year, $125.0 million facility expiring in November 2014. The LC Agreements have certain restrictive covenants, the most restrictive of which include a minimum net worth level, a minimum fixed charge coverage ratio and a maximum leverage ratio. They also include customary restrictions with regard to subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, affiliate transactions, sales and leasebacks, and mergers and acquisitions, among other restrictions. In the event of our default under the LC Agreements, including our failure to reimburse a draw against an issued letter of credit, the LC Issuers could transfer their claim against us, to the extent such amount is due and payable by us under the LC Agreements, to the private placement lenders, creating a term loan that is due and payable no later than the stated maturity of the respective LC Agreement. In addition to quarterly letter of credit fees that we pay under the LC Agreements, we would be assessed a floating rate of interest over LIBOR to the extent that a term loan is in effect.
Additionally, we have $120.0 million remaining on our unsecured term loan (the “Term Loan”) with JPMorgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A., as syndication agent. Interest under the Term Loan is based upon LIBOR plus an applicable floating margin and is paid quarterly in arrears. At our election, we may borrow at prime plus an applicable floating margin. We also have an interest rate swap that provides for an interest rate of approximately 5.57%, inclusive of the applicable floating margin. The Term Loan will continue to be repaid in equal installments of $40.0 million per year, with the last principal payment due in November 2012. It has restrictive covenants similar to those noted above for the Revolving Facility.
We also have various short-term, uncommitted revolving credit facilities (the “Uncommitted Facilities”) across several geographic regions of approximately $1.3 billion. These facilities are generally used to provide letters of credit or bank guarantees to customers to support advance payments and performance guarantees in the ordinary course of business or in lieu of retention on our contracts. At June 30, 2010, we had available capacity of $544.9 million under these facilities. In addition to providing letters of credit or bank guarantees, we also issue surety bonds in the ordinary course of business to support our contract performance.

We were in compliance with all restrictive lending covenants as of June 30, 2010; however, our ability to remain in compliance with such lending facilities could be impacted by circumstances or conditions beyond our control caused by the global recession, including but not limited to, the delay or cancellation of contracts, changes in currency exchange or interest rates, performance of pension plan assets, or changes in actuarial assumptions. Further, we could be impacted if our customers experience a material change in their ability to pay us or if the banks associated with our lending facilities were to cease or reduce operations.
As of June 30, 2010, the following commitments were in place to support our ordinary course obligations:

	Amounts of Commitments by Expiration Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Letters of Credit/Bank Guarantees	$1,424,536	$832,251	$544,871	$26,946	$20,468
Surety Bonds	241,693	188,032	53,636	25	—

Total Commitments	$1,666,229	$1,020,283	$598,507	$26,971	$20,468

Note: Letters of credit include $33.8 million of letters of credit issued in support of our insurance program.
The equity and credit markets continue to be volatile. A continuation of this level of volatility in the credit markets may increase costs associated with issuing letters of credit under our Uncommitted Facilities. Notwithstanding these adverse conditions, we believe that our cash on hand, funds generated by operations, amounts available under our existing Revolving Facility and LC Agreements, and external sources of liquidity, such as the issuance of debt and equity instruments, will be sufficient to finance our capital expenditures, settle our commitments and contingencies (as more fully described in Note 7 to our Condensed Consolidated Financial Statements) and address our working capital needs for the foreseeable future. However, there can be no assurance that such funding will be available, as our ability to generate cash flows from operations and our ability to access funding under our Revolving Facility, LC Agreements and Uncommitted Facilities may be impacted by a variety of business, economic, legislative, financial and other factors, which may be outside of our control. Additionally, while we currently have significant uncommitted bonding facilities, primarily to support various commercial provisions in our contracts, a termination or reduction of these bonding facilities could result in the utilization of letters of credit in lieu of performance bonds, thereby reducing our available capacity under the Revolving Facility and LC Agreements. Although we do not anticipate a reduction or termination of the bonding facilities, there can be no assurance that such facilities will be available at reasonable terms to service our ordinary course obligations.
We are a defendant in a number of lawsuits arising in the normal course of business and we have in place appropriate insurance coverage for the type of work that we have performed. As a matter of standard policy, we review our litigation accrual quarterly and as further information is known on pending cases, increases or decreases, as appropriate, may be recorded.
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

Critical Accounting Estimates
The discussion and analysis of financial condition and results of operations are based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. We continually evaluate our estimates based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our management has discussed the development and selection of our critical accounting estimates with the Audit Committee of our Supervisory Board of Directors. Actual results may differ from these estimates under different assumptions or conditions.
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
Contract revenue reflects the original contract price adjusted for approved change orders and estimated minimum recoveries of unapproved change orders and claims. We recognize revenue associated with unapproved change orders and claims, to the extent that related costs have been incurred, when recovery is probable and the value can be reliably estimated. At June 30, 2010 and December 31, 2009, we had no material unapproved change orders or claims recognized in revenue.
Losses expected to be incurred on contracts in progress are charged to earnings in the period such losses become known. Net losses recognized during the three and six-month periods ended June 30, 2010 were not significant for active projects in a loss position. Net losses recognized during the comparable three and six-month periods of 2009 totaled approximately $17.0 million and $41.0 million, respectively.
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

Foreign Currency Exchange Rate Derivatives—We do not engage in currency speculation; however we do utilize foreign currency derivatives on an on-going basis to mitigate certain foreign currency-related operating exposures, and to hedge intercompany loans utilized to finance our non-U.S. subsidiaries. Hedge contracts utilized to mitigate foreign currency-related operating exposures, for which we seek hedge accounting treatment, are generally designated as “cash flow hedges.” Therefore, gains and losses, exclusive of forward points (which represent the time-value component of the fair value of our derivative positions) and credit risk, are included in AOCI until the associated underlying operating exposure impacts our earnings.
Changes in the fair value of forward points, gains and losses associated with instruments deemed ineffective during the period, if any, and instruments which we do not designate as cash flow hedges, including those instruments used to hedge intercompany loans, are recognized within cost of revenue.
Interest Rate Derivatives—Our interest rate derivatives are limited to a swap arrangement in place to hedge against interest rate variability associated with the Term Loan. The swap arrangement is designated as a cash flow hedge, as its critical terms matched those of the Term Loan at inception and as of June 30, 2010. Therefore, changes in the fair value of the hedge are included in AOCI.
Income Taxes—Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The final realization of deferred tax assets depends on our ability to generate sufficient future taxable income of the appropriate character and in the appropriate jurisdictions. We have not provided a valuation allowance against approximately $69.0 million (at December 31, 2009) of our U.K. net deferred tax asset, as we believe that it is more likely than not that the recorded net deferred tax asset will be utilized from future earnings and contracting strategies.
We provide income tax reserves in situations where we have and have not received tax assessments. Tax reserves are provided in those instances where we consider it more likely than not that additional taxes will be due in excess of amounts reflected in income tax returns filed worldwide. As a matter of standard policy, we continually review our exposure to additional income tax obligations and as further information is known or events occur, increases or decreases, as appropriate, may be recorded.
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
The primary method we employ to estimate the fair value of each reporting unit is the discounted cash flow method. This methodology is based, to a large extent, on assumptions about future events, which may or may not occur as anticipated, and such deviations could have a significant impact on the estimated fair values calculated. These assumptions include, but are not limited to, estimates of future growth rates, discount rates and terminal values of reporting units. Our goodwill balance at June 30, 2010 was $920.5 million. Based upon our current strategic planning and associated goodwill impairment assessments, there are currently no indicators of impairment for any of our reporting units.

Forward-Looking Statements
This quarterly report on Form 10-Q, including all documents incorporated by reference, contains forward-looking statements regarding CB&I and represents our expectations and beliefs concerning future events. These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties. When considering any statements that are predictive in nature, depend upon or refer to future events or conditions, or use or contain words, terms, phrases, or expressions such as “achieve”, “forecast”, “plan”, “propose”, “strategy”, “envision”, “hope”, “will”, “continue”, “potential”, “expect”, “believe”, “anticipate”, “project”, “estimate”, “predict”, “intend”, “should”, “could”, “may”, “might”, or similar forward-looking statements, we refer you to the cautionary statements concerning risk factors and “Forward-Looking Statements” described under “Risk Factors” in Item 1A of our Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2009, which cautionary statements are incorporated herein by reference.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk associated with changes in foreign currency exchange rates, which may adversely affect our results of operations and financial condition. One exposure to fluctuating exchange rates relates to the effects of translating the financial statements of our non-U.S. subsidiaries, which are denominated in currencies other than the U.S. dollar, into the U.S. dollar. The foreign currency translation adjustments are recognized within shareholders’ equity in AOCI as cumulative translation adjustment, net of any applicable tax. We generally do not hedge our exposure to potential foreign currency translation adjustments.
Another form of foreign currency exposure relates to our non-U.S. subsidiaries’ normal contracting activities. We generally attempt to limit our exposure to foreign currency fluctuations in most of our contracts through provisions that require customer payments in U.S. dollars, the currency of the contracting entity or other currencies corresponding to the currency in which costs are incurred. As a result, we do not always need to hedge foreign currency cash flows for contract work performed. However, where construction contracts do not contain foreign currency provisions, we generally use forward exchange contracts to hedge foreign currency exposure of forecasted transactions and firm commitments. At June 30, 2010, the outstanding notional value of these cash flow hedge contracts was $59.2 million, including foreign currency exchange rate exposure associated with the following currencies: Euro ($48.1 million), Czech Republic Koruna ($8.8 million), British Pound ($2.1 million) and Chilean Peso ($0.2 million). The gains and losses on these contracts are intended to offset changes in the value of the related exposures. The unrealized hedge fair value loss associated with instruments for which we do not seek hedge accounting treatment was not material for the six-month period ended June 30, 2010. Additionally, we exclude forward points (which represent the time value component of the fair value of our derivative positions) from our hedge assessment analysis. This time value component was also not material. The total net fair value of these contracts, including the foreign currency loss related to ineffectiveness, was a loss of approximately $1.8 million. The terms of our contracts generally extend up to two years. The potential change in fair value for our outstanding contracts from a hypothetical ten percent change in quoted foreign currency exchange rates would have been approximately $0.2 million at June 30, 2010.
In circumstances where intercompany loans and/or borrowings are in place with non-U.S. subsidiaries, we will also use forward contracts to generally offset any translation gains (losses) of the underlying transactions. At June 30, 2010, the outstanding notional value of these forward contracts was $25.3 million, including foreign currency exchange rate exposure associated with the following currencies: Euro ($16.4 million), Singapore Dollar ($8.0 million) and South African Rand ($0.9 million). If the timing or amount of foreign-denominated cash flows vary, we incur foreign exchange gains (losses), which are included within cost of revenue. We do not use financial instruments for trading or speculative purposes.

At the time we entered into our Term Loan, we also entered into a swap arrangement to hedge against the Term Loan’s interest rate variability. The swap arrangement is designated as a cash flow hedge as the critical terms matched those of the Term Loan at inception and as of June 30, 2010. The potential change in fair value for our interest rate swap from a hypothetical one percent change in the LIBOR rate would have been approximately $2.6 million at June 30, 2010.
The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and notes payable approximates their fair values because of the short-term nature of these instruments. At June 30, 2010, the fair value of our long-term debt, based on the current market rates for debt with similar credit risk and maturity, approximated carrying value as interest is based upon LIBOR plus an applicable floating spread and is paid quarterly in arrears. See Note 4 to our Condensed Consolidated Financial Statements for quantification of our financial instruments.
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
Changes in Internal Controls—There were no changes in our internal controls over financial reporting that occurred during the three-month period ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Through June 30, 2010, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 4,900 plaintiffs and, of those claims, approximately 1,300 claims were pending and 3,600 have been closed through dismissals or settlements. Through June 30, 2010, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount of approximately one thousand dollars per claim. We review each case on its own merits and make accruals based on the probability of loss and our estimates of the amount of liability and related expenses, if any. We do not currently believe that any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow, and, at June 30, 2010, we had accrued approximately $2.5 million for liability and related expenses. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that we may expect to recover because of the variability in coverage amounts, limitations and deductibles, or the viability of carriers, with respect to our insurance policies for the years in question.

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
We believe that we are currently in compliance, in all material respects, with all environmental laws and regulations. We do not currently believe that any environmental matters will have a material adverse effect on our future results of operations, financial position or cash flow. We do not anticipate that we will incur material capital expenditures for environmental controls or for the investigation or remediation of environmental conditions during the remainder of 2010 or 2011.
Item 1A. Risk Factors
There have been no material changes to the Risk Factors disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 23, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Stock Repurchase Program
The following table summarizes the number of shares repurchased through our stock repurchase program during the second quarter of 2010:
Issuer Purchases of Equity Securities (2)

			c) Total Number of
			Shares Purchased as	d) Maximum Number of
	a) Total Number of	b) Average Price	Part of Publicly	Shares that May Yet Be
Period	Shares Purchased	Paid per Share	Announced Plan	Purchased Under the Plan (1)

5/1/10 – 5/31/10 (1)	921,000	$17.8909	921,000	9,079,000

6/1/10 – 6/30/10 (1)	1,273,517	$18.6989	2,194,517	7,805,483

Total	2,194,517	$18.3598	2,194,517	7,805,483

(1)
Our 2007 Stock Repurchase Program expired on May 6, 2010, at such time when our shareholders approved the 2010 Stock Repurchase Program. No purchases have been made under the 2007 Stock Repurchase Program since 2008. Under the 2010 Stock Repurchase Program, we are authorized through November 6, 2011 to repurchase up to 10% of our issued share capital (or approximately 10,000,000 shares).

(2)	Table does not include shares withheld for tax purposes or forfeitures under our equity plans.

Share Issuance Agreement
On August 18, 2009, we entered into a Sales Agency Agreement with Calyon Securities (USA) Inc. (“Calyon”), pursuant to which we may issue and sell from time to time, through Calyon as the Company’s sales agent, up to 10.0 million shares of our common stock (the “Shares”). The Shares are registered under the Securities Act of 1933, as amended, pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-160852), which became effective upon filing with the SEC on July 29, 2009.
During the six-month period ended June 30, 2010, no Shares were sold under the Sales Agency Agreement.
Item 3. Defaults Upon Senior Securities
None.
Item 4. (Removed and Reserved)
Item 5. Other Information
None.
Item 6. Exhibits
(a) Exhibits

10.1 (1)	Third Amended and Restated Credit Agreement dated July 23, 2010

(a) Exhibits and Schedules to the Third Amended and Restated Credit Agreement(1)

(b) Joinder to the Third Amended and Restated Credit Agreement (1)

10.2 (2)	Series A Credit and Term Loan Agreement dated as of November 6, 2006 among Chicago Bridge & Iron Company N.V., the Co-Obligors, the Lenders party thereto, Bank of America N.A. as Administrative Agent and JPMorgan Chase Bank, National Association, as Letter of Credit Issuer

(a) Joinder to the Series A Credit and Term Loan Agreement (1)

10.3 (2)	Series B Credit and Term Loan Agreement dated as of November 6, 2006 among Chicago Bridge & Iron Company N.V., the Co-Obligors, the Lenders party thereto, Bank of America N.A. as Administrative Agent and JPMorgan Chase Bank, National Association, as Letter of Credit Issuer

(a) Joinder to the Series B Credit and Term Loan Agreement (1)

10.4 (2)	Series C Credit and Term Loan Agreement dated as of November 6, 2006 among Chicago Bridge & Iron Company N.V., the Co-Obligors, the Lenders party thereto, Bank of America N.A. as Administrative Agent and JPMorgan Chase Bank, National Association, as Letter of Credit Issuer

(a) Joinder to the Series C Credit and Term Loan Agreement (1)

10.5 (3)	Term Loan Agreement dated as of November 9, 2007, among Chicago Bridge & Iron Company N.V., as Guarantor, Chicago Bridge & Iron Company, as Borrower, the institutions from time to time parties thereto as Lenders, JPMorgan Chase Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and The Royal Bank of Scotland plc, Wells Fargo Bank, N.A., and Calyon New York Branch, as Documentation Agents

(a) Joinder to the Term Loan Agreement (1)

31.1 (1)	Certification Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (1)	Certification Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (1),(4)	XBRL Instance Document.

101.SCH (1),(4)	XBRL Taxonomy Extension Schema Document.

101.CAL (1),(4)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB (1),(4)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (1),(4)	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed herewith

(2)	Incorporated by reference from the Company’s 2006 Form 10-Q filed November 9, 2006

(3)	Incorporated by reference from the Company’s 2007 Form 8-K filed November 21, 2007

(4)
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2009, (ii) the condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009, (iii) the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2010 and 2009, (iv) the condensed consolidated statements of cash flows for the six months ended June 30, 2010 and 2009, and (v) the notes to condensed consolidated financial statements (block tagging only). Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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
Date: July 27, 2010