Form 10-Q
period 2010-09-30
CHICAGO BRIDGE & IRON CO N V
filed 2010-10-26
CIK 1027884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the registrant’s common stock as of October 15, 2010 – 99,199,640

CHICAGO BRIDGE & IRON COMPANY N.V.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue	$909,099	$1,010,401	$2,694,467	$3,518,490
Cost of revenue	789,231	892,866	2,332,016	3,123,927

Gross profit	119,868	117,535	362,451	394,563
Selling and administrative expenses	43,365	48,292	140,955	158,778
Intangibles amortization	5,832	6,080	17,592	17,553
Other operating (income) expense, net	(708)	(1,461)	144	9,875
Equity earnings	(6,687)	(9,852)	(13,729)	(28,776)

Income from operations	78,066	74,476	217,489	237,133
Interest expense	(5,739)	(4,916)	(12,538)	(16,019)
Interest income	1,272	398	3,563	1,190

Income before taxes	73,599	69,958	208,514	222,304
Income tax expense	(19,918)	(28,070)	(61,044)	(85,311)

Net income	53,681	41,888	147,470	136,993
Less: Net income attributable to noncontrolling interests	(1,837)	(1,065)	(6,108)	(3,934)

Net income attributable to CB&I	$51,844	$40,823	$141,362	$133,059

Net income attributable to CB&I per share:
Basic	$0.53	$0.43	$1.44	$1.40
Diluted	$0.52	$0.42	$1.41	$1.38

Weighted average shares outstanding:
Basic	97,675	95,727	98,448	95,205
Diluted	99,756	97,489	100,445	96,318
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Cash and cash equivalents	$360,871	$326,000
Accounts receivable, net	410,658	477,844
Costs and estimated earnings in excess of billings	125,055	221,569
Deferred income taxes	99,825	85,224
Other current assets	105,488	84,941

Total current assets	1,101,897	1,195,578

Equity investments	117,170	132,258
Property and equipment, net	282,856	316,112
Non-current contract retentions	3,305	7,146
Deferred income taxes	76,173	102,538
Goodwill	943,928	962,690
Other intangibles, net	199,445	216,910
Other non-current assets	101,174	83,535

Total assets	$2,825,948	$3,016,767

Liabilities
Notes payable	$526	$709
Current maturity of long-term debt	40,000	40,000
Accounts payable	352,501	467,944
Accrued liabilities	240,700	235,242
Billings in excess of costs and estimated earnings	738,365	920,732
Income taxes payable	—	15,248

Total current liabilities	1,372,092	1,679,875

Long-term debt	80,000	80,000
Other non-current liabilities	243,450	258,517
Deferred income taxes	102,764	101,085

Total liabilities	1,798,306	2,119,477

Shareholders’ Equity
Common stock, Euro .01 par value; shares authorized: 250,000,000 in 2010 and 2009; shares issued: 101,522,318 in 2010 and 2009; shares outstanding: 99,104,819 in 2010 and 100,203,855 in 2009	1,190	1,190
Additional paid-in capital	348,797	359,283
Retained earnings	719,974	578,612
Stock held in Trust	(20,364)	(33,576)
Treasury stock, at cost: 2,417,499 shares in 2010 and 1,318,463 shares in 2009	(45,227)	(30,872)
Accumulated other comprehensive loss	(4,553)	(817)

Total CB&I shareholders’ equity	999,817	873,820
Noncontrolling interests	27,825	23,470

Total equity	1,027,642	897,290

Total liabilities and shareholders’ equity	$2,825,948	$3,016,767

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$53,681	$41,888	$147,470	$136,993
Other comprehensive income (loss), net of tax:
Currency translation adjustment	35,154	25,471	(5,185)	41,210
Change in unrealized fair value of cash flow hedges	3,262	(1,083)	1,609	7,028
Change in unrecognized net prior service pension credits	(127)	(40)	(104)	(119)
Change in unrecognized net actuarial pension losses	1,554	49	163	148

Comprehensive income	93,524	66,285	143,953	185,260
Less: Comprehensive income attributable to noncontrolling interests	(2,090)	(1,100)	(6,327)	(3,739)

Comprehensive income attributable to CB&I	$91,434	$65,185	$137,626	$181,521

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash Flows from Operating Activities
Net income	$147,470	$136,993
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,734	59,941
Deferred taxes	21,185	8,913
Stock-based compensation expense	25,987	23,358
Equity earnings, net	(11,765)	(27,875)
Loss (gain) on sale of property and equipment and equity investments	5,417	(5,388)
Unrealized gain on foreign currency hedge ineffectiveness	(422)	(3,056)
Excess tax benefits from stock-based compensation	(6,765)	(47)
Change in operating assets and liabilities (see below)	(149,622)	(89,398)

Net cash provided by operating activities	87,219	103,441

Cash Flows from Investing Activities
Cost of business acquisitions, net of cash acquired	(4,000)	—
Capital expenditures	(16,386)	(36,133)
Proceeds from sale of property and equipment and equity investments	6,186	19,256

Net cash used in investing activities	(14,200)	(16,877)

Cash Flows from Financing Activities
(Decrease) increase in notes payable	(183)	1,803
Excess tax benefits from stock-based compensation	6,765	47
Purchase of treasury stock	(51,264)	(646)
Issuance of common stock associated with stock plans	—	24,221
Issuance of treasury stock associated with stock plans	7,904	7,419
Revolving facility costs and other	(11,776)	—

Net cash (used in) provided by financing activities	(48,554)	32,844

Effect of exchange rate changes on cash	10,406	4,404

Increase in cash and cash equivalents	34,871	123,812
Cash and cash equivalents, beginning of the year	326,000	88,221

Cash and cash equivalents, end of the period	$360,871	$212,033

Change in Operating Assets and Liabilities
Decrease in receivables, net	$67,186	$64,838
Change in contracts in progress, net	(85,853)	(51,173)
Decrease (increase) in non-current contract retentions	3,841	(3,438)
Decrease in accounts payable	(115,443)	(160,403)
(Increase) decrease in other current and non-current assets	(25,736)	17,832
Decrease in income taxes payable	(15,248)	(17,063)
(Decrease) increase in accrued and other non-current liabilities	(9,795)	21,404
Decrease in equity investments	26,853	18,219
Decrease in other	4,573	20,386

Total	$(149,622)	$(89,398)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
($ values in thousands, except per share data)
(Unaudited)
1. Significant Accounting Policies
Basis of Presentation—The accompanying unaudited interim Condensed Consolidated Financial Statements (“financial statements”) for Chicago Bridge & Iron Company N.V. (“CB&I” or the “Company”) have been prepared pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (the “SEC”). In the opinion of management, these financial statements include all adjustments, which are of a normal recurring nature, that are necessary for a fair presentation of our financial position as of September 30, 2010, and our results of operations and cash flows for each of the three-month and nine-month periods ended September 30, 2010 and 2009. The December 31, 2009 condensed consolidated balance sheet is derived from our December 31, 2009 audited Consolidated Financial Statements.
Management believes the disclosures in these financial statements are adequate to make the information presented not misleading. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC for interim reporting periods. The results of operations and cash flows for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with our Consolidated Financial Statements and notes thereto included in our 2009 Annual Report on Form 10-K.
Revenue Recognition—Our contracts are awarded on a competitive bid and negotiated basis. We offer our customers a range of contracting options, including fixed-price, cost reimbursable and hybrid approaches. We follow the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Revenue Recognition Topic 605-35 for accounting policies relating to our use of the percentage-of-completion (“POC”) method, estimating costs and revenue recognition, including the recognition of profit incentives, unapproved change orders and claims, and combining and segmenting contracts. Our contract revenue is primarily recognized using the POC method, based on the percentage that actual costs-to-date bear to total estimated costs to complete each contract. We utilize this cost-to-cost approach, the most widely recognized method used for POC accounting, as we believe this method is less subjective than relying on assessments of physical progress. Under the cost-to-cost approach, the use of estimated cost to complete each contract is a significant variable in the process of determining recognized revenue and is a significant factor in the accounting for contracts. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates.
Contract revenue reflects the original contract price adjusted for approved change orders and estimated minimum recoveries of unapproved change orders and claims. We recognize revenue associated with unapproved change orders and claims to the extent that related costs have been incurred, recovery is probable and the value can be reliably estimated. At September 30, 2010 and December 31, 2009, we had no material unapproved change orders or claims recognized in revenue.
Losses expected to be incurred on contracts in progress are charged to earnings in the period such losses become known. Net losses recognized during the three and nine-month periods ended September 30, 2010 were not significant for active projects in a loss position. Net losses recognized during the comparable three and nine-month periods of 2009 totaled approximately $25,500 and $66,500, respectively.

Cumulative costs and estimated earnings recognized to date in excess of cumulative billings is reported on the balance sheet as costs and estimated earnings in excess of billings. Cumulative billings in excess of cumulative costs and estimated earnings recognized to date is reported on the balance sheet as billings in excess of costs and estimated earnings. Any billed revenue that has not been collected is reported as accounts receivable. The timing of when we bill our customers is generally dependent upon advance billing terms or completion of certain phases of the work. Accounts receivable at September 30, 2010 and December 31, 2009 included contract retentions expected to be collected within one year totaling $28,100 and $23,200, respectively. Contract retentions collectible beyond one year are included in non-current contract retentions. Cost of revenue includes direct contract costs, such as material and construction labor, and indirect costs that are attributable to contract activity.
Income Taxes—Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The final realization of deferred tax assets depends upon our ability to generate sufficient future taxable income of the appropriate character and in the appropriate jurisdictions.
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
Financial Instruments—We utilize derivative instruments in certain circumstances to mitigate the effects of changes in foreign currency exchange rates and interest rates, as described below:
•
Foreign Currency Exchange Rate Derivatives—We do not engage in currency speculation; however, we do utilize foreign currency derivatives on an on-going basis to mitigate certain foreign currency-related operating exposures and to hedge intercompany loans utilized to finance our non-U.S. subsidiaries. We generally seek hedge accounting treatment for contracts used to hedge operating exposures and designate them as “cash flow hedges.” Therefore, gains and losses exclusive of credit risk and forward points (which represent the time-value component of the fair value of our derivative positions) are included in AOCI until the associated underlying operating exposure impacts our earnings.

Changes in the fair value of forward points, gains and losses associated with instruments deemed ineffective during the period and instruments that we do not designate as cash flow hedges, including those instruments used to hedge intercompany loans, are recognized within cost of revenue.

•
Interest Rate Derivatives—Our interest rate derivatives are limited to a swap arrangement in place to hedge against interest rate variability associated with our term loan with JPMorgan Chase Bank, N.A. (the “Term Loan”). The swap arrangement is designated as a cash flow hedge, as its critical terms matched those of the Term Loan at inception and as of September 30, 2010. Therefore, changes in the fair value of the hedge are included in AOCI.

For those contracts designated as cash flow hedges, we formally document all relationships between the hedging instruments and associated hedged items, as well as our risk-management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives to either specific firm commitments or highly-probable forecasted transactions.
We continually assess, at inception and on an on-going basis, the effectiveness of hedging instruments in offsetting changes in the cash flows of the designated hedged items. Hedge accounting designation is discontinued when (1) it is determined that the derivative is no longer highly effective in offsetting changes in the cash flows of the hedged item, including firm commitments or forecasted transactions, (2) the derivative is sold, terminated, exercised, or expires, (3) it is no longer probable that the forecasted transaction will occur, or (4) management determines that designating the derivative as a hedging instrument is no longer appropriate.
For additional disclosures associated with our financial instruments, see Note 4 to our financial statements.
New Accounting Standards—In the first quarter of 2010, certain disclosure provisions of the FASB Accounting Standards Update 2010-06 became effective for the Company. This standard clarified existing fair value requirements under the FASB ASC’s Fair Value Measurements and Disclosures Topic 820, including the level of disaggregation required for fair value disclosures and disclosure of the valuation techniques and inputs used in estimating level 2 and level 3 fair value measurements. Our adoption of this standard did not have a material impact on our financial position, results of operations or cash flows. For specific disclosures under this standard, see Note 4 to our financial statements.
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
A reconciliation of weighted average basic shares outstanding to diluted shares outstanding and the computation of basic and diluted EPS are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income attributable to CB&I	$51,844	$40,823	$141,362	$133,059

Weighted average shares outstanding — basic	97,675	95,727	98,448	95,205
Effect of stock options/restricted shares/performance shares (1)	2,012	1,694	1,928	1,046
Effect of directors’ deferred-fee shares (1)	69	68	69	67

Weighted average shares outstanding — diluted	99,756	97,489	100,445	96,318

(Note: Shares and net income values in the table above are presented in ‘000’s.)

Net income attributable to CB&I per share:
Basic	$0.53	$0.43	$1.44	$1.40
Diluted	$0.52	$0.42	$1.41	$1.38

(1)
For both the three and nine-month periods ended September 30, 2010, we excluded approximately 500 thousand shares from our diluted EPS calculations, as such shares were considered antidilutive. For the comparable three and nine-month periods ended September 30, 2009, we excluded approximately 400 thousand and 500 thousand shares, respectively, from our diluted EPS calculations, as such shares were considered antidilutive.

Concentrations of Credit Risk—Our billed and unbilled revenue is generated from clients around the world, the majority of which are in the natural gas, petroleum and petrochemical industries. Most contracts require payments as projects progress or, in certain cases, advance payments. We generally do not require collateral, but in most cases can place liens against the property or equipment constructed or terminate the contract if a material default occurs. We maintain reserves for potential credit losses, and as of September 30, 2010 and December 31, 2009, allowances for doubtful accounts totaled $5,100 and $3,900, respectively.

2. Stock-Based Compensation Plans
During the three-month periods ended September 30, 2010 and 2009, we recognized $4,591 and $3,935 of stock-based compensation expense, respectively, and during the nine-month periods ended September 30, 2010 and 2009, we recognized $25,987 and $23,358 of stock-based compensation expense, respectively.
During the nine-month period ended September 30, 2010, we granted 88,112 stock options with a weighted-average fair value per share of $14.16 and a weighted-average exercise price per share of $22.19. Using the Black-Scholes option-pricing model, the grant date fair value of each option grant was estimated based upon the following weighted-average assumptions: risk-free interest rate of 3.24%, no expected dividend yield, expected volatility of 68.71% and an expected life of 6 years. The risk-free interest rate is based on the U.S. Treasury yield curve on the grant date, expected volatility is based on the historical volatility of our stock, and the expected life of options granted represents the period of time that they are expected to be outstanding. We also use historical information to estimate option exercises and forfeitures.
During the nine-month period ended September 30, 2010, we granted 620,299 restricted shares and 447,069 performance shares, with weighted-average grant-date fair values per share of $22.04 and $22.10, respectively. Additionally, we distributed 895,652 performance shares in 2010 upon vesting and achievement of certain performance goals.
Changes in common stock, additional paid-in capital, stock held in trust and treasury stock since December 31, 2009 primarily relate to activity associated with our stock-based compensation and share repurchase programs. For additional information related to our stock-based compensation program, see Note 13 to our Consolidated Financial Statements in our 2009 Annual Report on Form 10-K. For additional information related to our share repurchase program, see Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, contained in our Form 10-Q for the period ended June 30, 2010.
3. Goodwill and Other Intangibles
Goodwill
General—At September 30, 2010 and December 31, 2009, our goodwill balances were $943,928 and $962,690, respectively, attributable to the excess of the purchase price over the fair value of net assets acquired as part of previous acquisitions. The decrease in goodwill for the nine-month period ended September 30, 2010 was as follows:

Balance at December 31, 2009	$962,690
Foreign currency translation and other	(17,130)
Tax goodwill in excess of book goodwill	(1,632)

Balance at September 30, 2010	$943,928

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

Other Intangibles
The following table provides a summary of our finite-lived intangible asset balances at September 30, 2010 and December 31, 2009, including weighted-average useful lives for each major intangible asset class and in total:

	September 30, 2010		December 31, 2009
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets (weighted average life)
Technology (15 years)	$208,158	$(39,726)	$207,518	$(29,864)
Tradenames (9 years)	38,693	(18,292)	39,170	(13,763)
Backlog (5 years)	10,860	(6,167)	10,954	(4,592)
Lease agreements (6 years)	7,657	(3,546)	8,043	(2,759)
Non-compete agreements (7 years)	2,995	(1,187)	3,098	(895)

Total amortizable intangible assets (13 years)	$268,363	$(68,918)	$268,783	$(51,873)

The decrease in other intangibles for the nine-month period ended September 30, 2010 relates to amortization expense and the impact of foreign currency translation, partly offset by a Lummus Technology investment. Amortization expense for the nine-month period ended September 30, 2010 totaled $17,592.
4. Financial Instruments
Foreign Currency Exchange Rate Derivatives
Operating Exposures—As of September 30, 2010, the outstanding notional value of our outstanding forward contracts to hedge certain foreign exchange-related operating exposures totaled $71,239. These contracts vary in duration, maturing up to three years from period-end. Certain of these hedges are designated as cash flow hedges, which allows changes in their fair value to be recognized in AOCI until the associated underlying operating exposure impacts our earnings. We exclude forward points, which are recognized as ineffectiveness within cost of revenue and are not material to our earnings, from our hedge assessment analysis.
Intercompany Loan Exposures—As of September 30, 2010, the outstanding notional value of our outstanding forward contracts to hedge certain intercompany loans utilized to finance non-U.S. subsidiaries totaled $32,949. These contracts, which we do not designate as cash flow hedges, generally mature within seven days of period-end and are marked-to-market within cost of revenue, generally offsetting any translation gains (losses) on the underlying transactions.
Interest Rate Derivatives
Interest Rate Exposures—We continue to utilize a swap arrangement to hedge against interest rate variability associated with our Term Loan. The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Loan at inception and as of September 30, 2010. Accordingly, changes in the fair value of the hedge are recognized in AOCI.

Fair Value and Other Disclosures
The following tables present all financial instruments (including our cash and cash equivalents, foreign currency exchange rate derivatives and interest rate derivatives), carried at fair value as of September 30, 2010 and December 31, 2009, respectively, by valuation hierarchy and balance sheet classification:

		Internal Models With	Internal Models With
	Quoted Market	Significant	Significant	Total Carrying Value
	Prices In Active	Observable Market	Unobservable Market	On The
September 30, 2010	Markets (Level 1)	Parameters (Level 2) (1)	Parameters (Level 3)	Balance Sheet
Assets
Cash and cash equivalents	$360,871	$—	$—	$360,871
Other current assets	—	2,719	—	2,719
Other non-current assets	—	343	—	343

Total assets at fair value	$360,871	$3,062	$—	$363,933

Liabilities
Accrued liabilities	$—	$(5,234)	$—	$(5,234)
Other non-current liabilities	—	(2,149)	—	(2,149)

Total liabilities at fair value	$—	$(7,383)	$—	$(7,383)

		Internal Models With	Internal Models With
	Quoted Market	Significant	Significant	Total Carrying Value
	Prices In Active	Observable Market	Unobservable Market	On The
December 31, 2009	Markets (Level 1)	Parameters (Level 2) (1)	Parameters (Level 3)	Balance Sheet
Assets
Cash and cash equivalents	$326,000	$—	$—	$326,000
Other current assets	—	8,392	—	8,392
Other non-current assets	—	—	—	—

Total assets at fair value	$326,000	$8,392	$—	$334,392

Liabilities
Accrued liabilities	$—	$(8,064)	$—	$(8,064)
Other non-current liabilities	—	(1,919)	—	(1,919)

Total liabilities at fair value	$—	$(9,983)	$—	$(9,983)

(1)	The total assets at fair value above represent the maximum loss that we would incur on our outstanding hedges if the applicable counterparties failed to perform according to the hedge contracts.
A financial instrument’s categorization within the valuation hierarchy above is based upon the lowest level of input that is significant to the fair value measurement. Cash and cash equivalents are valued at cost, which approximates fair value, and are classified within level 1 of the valuation hierarchy. Our exchange-traded derivative positions are classified within level 2 of the valuation hierarchy, as they are valued using internally-developed models that use readily observable market parameters (quoted market prices for similar assets and liabilities in active markets) as their basis. Our valuation technique utilizes an income approach, which discounts future cash flows based upon current market expectations and adjusts for credit risk. In some cases, derivatives may be valued based upon models with significant unobservable market parameters and would be classified within level 3 of the valuation hierarchy. We did not have any level 3 classifications as of September 30, 2010 or December 31, 2009.
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

The following table presents total fair value and balance sheet classification, by underlying risk, for derivatives designated as cash flow hedges and those not designated as cash flow hedges as of September 30, 2010 and December 31, 2009:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
Derivatives designated	Balance Sheet	September 30,	December 31,	Balance Sheet	September 30,	December 31,
as cash flow hedges	Classification	2010	2009	Classification	2010	2009

Interest rate	Other current and non-current assets	$—	$—	Accrued and other non-current liabilities	$(5,456)	$(6,227)

Foreign currency	Other current and non-current assets	1,920	316	Accrued and other non-current liabilities	(458)	(277)

		$1,920	$316		$(5,914)	$(6,504)

Derivatives not designated as cash flow hedges

Interest rate	Other current and non-current assets	$—	$—	Accrued and other non-current liabilities	$—	$—

Foreign currency	Other current and non-current assets	1,142	8,076	Accrued and other non-current liabilities	(1,469)	(3,479)

		$1,142	$8,076		$(1,469)	$(3,479)

Total fair value		$3,062	$8,392		$(7,383)	$(9,983)

The following table presents the total fair value included within AOCI as of September 30, 2010 and December 31, 2009, and the total value reclassified from AOCI to cost of revenue during the three and nine-month periods ended September 30, 2010 and 2009:

				Amount of Gain (Loss)		Amount of Gain (Loss)
Derivatives	Amount of Gain (Loss)			Reclassified from		Reclassified from
Designated as	Recognized in AOCI on			AOCI into		AOCI into
Cash Flow Hedges	Effective Derivative Portion			Earnings (Effective Portion)		Earnings (Effective Portion)
				Three Months Ended		Nine Months Ended
	September 30,		December 31,	September 30,		September 30,
	2010		2009	2010	2009	2010	2009

Interest rate	$(5,456)		$(6,227)	$—	$—	$—	$—
Foreign currency	1,557		(44)	(106)	1,110	300	(3,894)

Total	$(3,899	) (1)	$(6,271)	$(106)	$1,110	$300	$(3,894)

(1)	Of this amount, $1,252 of unrealized gain is expected to be reclassified into cost of revenue during the next 12 months due to settlement of the associated underlying obligations.

The following table presents the total value recognized in cost of revenue for derivatives for which we do not seek hedge accounting treatment for the three and nine-month periods ended September 30, 2010 and 2009, by underlying risk:

	Amount of Gain (Loss)		Amount of Gain (Loss)
Derivatives Not Designated	Recognized in Earnings on		Recognized in Earnings on
as Cash Flow Hedges	Derivatives		Derivatives
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Interest rate	$—	$—	$—	$—
Foreign currency	127	21,627	(308)	14,737

Total	$127	$21,627	$(308)	$14,737

Other
The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and notes payable approximates fair value because of the short-term nature of these instruments. At September 30, 2010 and December 31, 2009, the fair value of our long-term debt, based upon current market rates for debt with similar credit risk and maturity, approximated its carrying value as interest is based upon LIBOR plus an applicable floating spread and is paid quarterly in arrears.
5. Retirement Benefits
In our 2009 Annual Report on Form 10-K, we disclosed anticipated 2010 defined benefit and other postretirement plan contributions of approximately $15,500 and $4,000, respectively. The following table provides updated contribution information for our defined benefit and other postretirement plans as of September 30, 2010:

	Defined	Other Postretirement
	Benefit Plans	Plans
Contributions made through September 30, 2010	$20,962	$1,655
Remaining contributions expected for 2010	1,748	964

Total contributions expected for 2010	$22,710	$2,619

The increase in anticipated 2010 contributions compared to prior expectations was due primarily to the final settlement of periodic regulatory funding requirements on a plan in the United Kingdom.

The following table provides a breakout of the net periodic benefit cost associated with our defined benefit and other postretirement plans, for the three and nine-month periods ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Defined Benefit Plans

Service cost	$787	$1,264	$2,412	$4,704
Interest cost	6,570	6,932	20,001	20,038
Expected return on plan assets	(5,771)	(5,377)	(17,531)	(15,395)
Amortization of prior service costs	23	6	71	18
Recognized net actuarial loss	335	145	1,001	389

Net periodic benefit cost	$1,944	$2,970	$5,954	$9,754

Other Postretirement Plans

Service cost	$273	$217	$819	$1,121
Interest cost	746	878	2,237	2,559
Expected return on plan assets	—	—	—	—
Amortization of prior service credits	(67)	(67)	(201)	(201)
Recognized net actuarial (gain) loss	(92)	15	(277)	(154)

Net periodic benefit cost	$860	$1,043	$2,578	$3,325

6. Segment Information
Our management structure and internal and public segment reporting are aligned based upon three distinct business sectors: CB&I Steel Plate Structures, CB&I Lummus (which includes energy processes and liquefied natural gas terminal projects) and Lummus Technology.
The Chief Executive Officer evaluates the performance of these sectors based on revenue and income from operations, as noted in the table below. Each sector’s income from operations reflects corporate costs, allocated based primarily on revenue. Intersegment revenue is not material.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue
CB&I Steel Plate Structures	$348,662	$383,453	$1,043,831	$1,261,458
CB&I Lummus	471,075	528,347	1,443,024	1,994,994
Lummus Technology	89,362	98,601	207,612	262,038

Total revenue	$909,099	$1,010,401	$2,694,467	$3,518,490

Income From Operations
CB&I Steel Plate Structures	$31,902	$34,284	$96,540	$105,049
CB&I Lummus	19,680	18,551	64,232	75,095
Lummus Technology	26,484	21,641	56,717	56,989

Total income from operations	$78,066	$74,476	$217,489	$237,133

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
Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Through September 30, 2010, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 5,000 plaintiffs and, of those claims, approximately 1,400 claims were pending and 3,600 have been closed through dismissals or settlements. Through September 30, 2010, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount of approximately one thousand dollars per claim. We review each case on its own merits and make accruals based on the probability of loss and our estimates of the amount of liability and related expenses, if any. We do not currently believe that any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow, and, at September 30, 2010, we had accrued approximately $2,800 for liability and related expenses. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that we may expect to recover because of the variability in coverage amounts, limitations and deductibles, or the viability of carriers, with respect to our insurance policies for the years in question.
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
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is provided to assist readers in understanding our financial performance during the periods presented and significant trends that may impact our future performance. This discussion should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this quarterly report.
CB&I is an integrated engineering, procurement and construction (“EPC”) provider and major process technology licensor. Founded in 1889, CB&I provides conceptual design, technology, engineering, procurement, fabrication, construction, commissioning and associated maintenance services to customers in the energy and natural resource industries.
Results of Operations
Consolidated Results
Current Market Conditions—We continue to have a broad diversity within the entire energy project spectrum, with approximately 70% of our 2010 year-to-date revenue coming from outside the U.S. Our revenue mix will continue to evolve consistent with changes in our backlog mix, as well as shifts in future global demand. We currently anticipate that investment in steel plate structures and energy processes projects will remain strong in many parts of the world. LNG investment also continues, with liquefaction projects increasing in comparison to regasification projects in certain geographies. With respect to Lummus Technology, we continue to see a resurgence in petrochemical activity in developing countries and, while refining activity remains slow, we anticipate improving conditions in 2011 and beyond.
New Awards/Backlog—During the three-months ended September 30, 2010, new awards, representing the value of new project commitments received during a given period, were $893.1 million, compared with $1.6 billion during the comparable 2009 period. These commitments are included in backlog until work is performed and revenue is recognized, or until cancellation. Our quarterly new awards may vary significantly each reporting period based upon the timing of our major new project commitments. Our current quarter new awards were distributed among our business sectors as follows: CB&I Steel Plate Structures — $465.1 million (52%), CB&I Lummus — $338.0 million (38%) and Lummus Technology — $90.1 million (10%). New awards for the nine-months ended September 30, 2010 totaled $2.4 billion, versus $2.7 billion in the comparable prior year period. See Segment Results below for further discussion.
Backlog at September  30, 2010 was approximately $6.9 billion, compared with $7.2 billion at December  31, 2009.
Revenue—Revenue was $909.1 million during the three-months ended September 30, 2010, decreasing $101.3 million (10%) as compared with the corresponding 2009 period. Revenue decreased $34.8 million (9%) for CB&I Steel Plate Structures, $57.3 million (11%) for CB&I Lummus, and $9.2 million (9%) for Lummus Technology. Revenue was $2.7 billion for the nine-months ended September 30, 2010, decreasing $824.0 million (23%) as compared to the prior year period. The composition of our current quarter revenue by business sector was as follows: CB&I Steel Plate Structures — 38%, CB&I Lummus — 52% and Lummus Technology — 10%. This composition was consistent with the comparable prior year period. See Segment Results below for further discussion.
Gross Profit—We recognized gross profit of $119.9 million (13.2% of revenue) during the third quarter 2010 compared with gross profit of $117.5 million (11.6% of revenue) during the third quarter 2009. Gross profit for the first nine-months of 2010 was $362.5 million (13.5% of revenue), compared with $394.6 million (11.2% of revenue) during the comparable prior year period. The increase in gross profit percentage, as compared to the comparable prior year periods, resulted from the prior year quarter and year-to-date periods including a $17.9 million and $65.0 million charge, respectively, for the South Hook project in the United Kingdom (“U.K.”), (partly offset by a favorable project claim resolution of approximately $20.0 million in the second quarter of 2009). The South Hook project has been completed since the first quarter of 2010. Excluding the net impact of these 2009 charges, our 2010 gross profit as a percentage of revenue was comparable to the 2009 quarter and better than the 2009 year-to-date period, primarily due to a better project mix for Lummus Technology and CB&I Steel Plate Structures in the current year.

Selling and Administrative Expenses—Selling and administrative expense for the three and nine-months ended September 30, 2010 was $43.4 million (4.8% of revenue) and $141.0 million (5.2% of revenue), respectively, compared with $48.3 million (4.8% of revenue) and $158.8 million (4.5% of revenue), respectively, for the comparable 2009 periods. The absolute dollar decreases as compared to 2009 for both the quarter and year-to-date periods were primarily attributable to a continued reduction in our global and business sector administrative support costs.
Other Operating (Income)/Expense, Net—Other operating income for the three-months ended September 30, 2010 and 2009 was ($0.7) million and ($1.5) million, respectively. Other operating expense for the nine-months ended September 30, 2010 and 2009 was $0.1 million and $9.9 million, respectively. The prior year three and nine-month periods included severance costs in all business sectors, costs associated with the reorganization of our business sectors at the beginning of 2009, and costs associated with the closure of certain fabrication facilities in the U.S. The prior year three and nine-month periods also included a gain associated with the sale of a non-controlling equity investment held by CB&I Lummus, which fully offset the previously noted severance, reorganization and facilities costs for the 2009 third quarter and partially offset such costs for the 2009 nine-month period.
Equity Earnings—Equity earnings totaled $6.7 million and $13.7 million, respectively, for the three and nine-months ended September 30, 2010 compared to $9.9 million and $28.8 million, respectively, for the comparable periods of 2009. The decrease for the three and nine-month periods was due to lower technology licensing sales within Lummus Technology attributable to the slowdown in refining activity.
Income from Operations—Income from operations for the three and nine-months ended September 30, 2010 was $78.1 million (8.6% of revenue) and $217.5 million (8.1% of revenue), respectively, versus income from operations totaling $74.5 million (7.4% of revenue) and $237.1 million (6.7% of revenue), respectively, during the comparable prior year periods. The changes compared to the comparable prior year periods were due to the reasons noted above.
Interest Expense and Interest Income—Interest expense was $5.7 million and $12.5 million, respectively, for the three and nine-month periods ended September 30, 2010, compared with $4.9 million and $16.0 million, respectively, for the comparable 2009 periods. While both the three and nine-month periods benefited from the impact of lower debt balances, this benefit was offset in the current quarter by $1.7 million of interest expense related to the timing of tax payments resulting from our periodic U.S. income tax compliance reviews. Interest income was $1.3 million and $3.6 million, respectively, during the three and nine-month periods ended September 30, 2010, compared with $0.4 million and $1.2 million, respectively, for the comparable 2009 periods. The increase for both the three and nine-month periods was due to higher cash balances and higher rates of return.
Income Tax Expense—Income tax expense for the three and nine-months ended September 30, 2010 was $19.9 million (27.1% of pre-tax income) and $61.0 million (29.3% of pre-tax income), respectively, versus $28.1 million (40.1% of pre-tax income) and $85.3 million (38.4% of pre-tax income), respectively, for the comparable periods of 2009. The rate decreased compared to the corresponding 2009 periods primarily because we did not recognize an income tax benefit for net losses incurred in the U.K., primarily for the South Hook project, during the quarter and year-to-date periods of 2009. The current quarter and year-to-date rates also decreased relative to the 2009 periods due to less U.S. versus non-U.S. pre-tax income in the current year. These decreases were offset partially in the third quarter by additional income tax related to a change in tax law in the U.K. and the final determination of the taxability of certain income in China.
Net Income Attributable to Noncontrolling Interests—Net income attributable to noncontrolling interests for the three and nine-months ended September 30, 2010 was $1.8 million and $6.1 million, respectively, compared with $1.1 million and $3.9 million for the comparable periods of 2009. The changes compared with 2009 for both the three and nine-month periods are commensurate with the levels of operating income subject to noncontrolling interests.

Segment Results
CB&I Steel Plate Structures
New Awards/Backlog—During the three-months ended September 30, 2010, new awards were $465.1 million compared with $1.4 billion in the comparable prior year period due to the timing of major new awards. The third quarter of 2010 included awards for LNG storage tanks in Asia Pacific (in excess of $190.0 million), LNG work in Australia (approximately $50.0 million), standard storage tanks in the Middle East (approximately $40.0 million) and various other standard tank awards throughout the world, primarily in the United States, Middle East and Asia Pacific. Awards for the 2009 third quarter included low temperature/cryogenic and ambient storage tanks in the Middle East (approximately $530.0 million), LNG and condensate storage tanks in Australia (approximately $550.0 million) and a crude oil terminal expansion project in Panama (approximately $100.0 million). New awards for the nine-months ended September 30, 2010 totaled $939.1 million versus $2.0 billion in the comparable prior year period.
Revenue—Revenue was $348.7 million during the three-months ended September 30, 2010, decreasing $34.8 million (9%) compared with the corresponding 2009 period. The decrease in the current year period relative to the comparable prior year period was primarily due to the wind down of two large tank projects in Australia and reduced oil sands related work in Canada, partly offset by a greater volume of petroleum storage tank work in Central America and the Middle East and revenue from our large third quarter 2009 storage tank awards in the Middle East and Australia. Revenue was $1.0 billion during the nine-months ended September 30, 2010, decreasing $217.6 million (17%) as compared to the prior year period, also for the reasons noted above. We anticipate increased revenue from the 2009 Middle East and Australia storage tank awards noted above in the remainder of 2010 and 2011.
Income from Operations—Income from operations for the three and nine-months ended September 30, 2010 was $31.9 million (9.1% of revenue) and $96.5 million (9.2% of revenue), respectively, versus $34.3 million (8.9% of revenue) and $105.0 million (8.3% of revenue), respectively, during the comparable prior year periods. The prior year three and nine-month periods were negatively impacted by approximately $2.0 million and $7.2 million, respectively, of closure costs for fabrication facilities in the U.S. and severance costs. The current year periods did not experience such costs and benefited partially from a third quarter claim settlement in the U.S., partly offset by the impact of lower revenue volume.
CB&I Lummus
New Awards/Backlog—During the three-months ended September 30, 2010, new awards were $338.0 million, compared with $109.7 million in the comparable prior year period. New awards included scope increases on existing projects in Asia Pacific and Canada and various awards throughout the world. New awards for the nine-months ended September 30, 2010 totaled $1.2 billion versus $491.6 million in the comparable prior year period.
Revenue—Revenue was $471.1 million during the three-months ended September 30, 2010, decreasing $57.3 million (11%) compared to the corresponding 2009 period. Relative to the comparable prior year period, our 2010 third quarter results were impacted by a lower volume of LNG work in South America and less refinery work in the U.S. and Europe, partly offset by a higher volume of oil sands related work in Canada and revenue from our large 2009 refinery and gas plant awards in Colombia and Papua New Guinea. Revenue was $1.4 billion during the nine-months ended September 30, 2010, decreasing $552.0 million (28%) as compared to the prior year period. We anticipate increased revenue from the Colombia and Papua New Guinea projects in the remainder of 2010 and 2011.
Income from Operations—Income from operations for the three and nine-months ended September 30, 2010 was $19.7 million (4.2% of revenue) and $64.2 million (4.5% of revenue), respectively, versus $18.6 million (3.5% of revenue) and $75.1 million (3.8% of revenue), respectively, during the comparable prior year periods. Our third quarter and year-to-date 2009 results included charges from our South Hook project of $17.9 million and $65.0 million, respectively (partly offset by a favorable project claim resolution of approximately $20.0 million in the second quarter of 2009). The South Hook project has been completed since the first quarter of 2010. Our 2009 three and nine-month results were also impacted by approximately $1.4 million and $5.2 million, respectively, of severance and facility closure costs. Relative to the comparable 2009 periods, excluding the impact of the 2009 net charges noted above, the current year quarter and year-to-date periods experienced a less favorable project mix, partly offset by lower selling and administrative costs.

Lummus Technology
New Awards/Backlog—During the three-months ended September 30, 2010, new awards were $90.1 million compared with $97.3 million in the comparable prior year period. The third quarter 2010 included awards for the license and engineering design of a propane dehydrogenation unit in China, engineering and heater technology for an ethylene expansion project in the U.S. and various other awards. New awards for the nine-months ended September 30, 2010 totaled $272.3 million versus $224.8 million in the comparable prior year period. Award activity for 2010 has primarily been located in the Middle East, Asia Pacific, Russia and South America, where new projects continue to proceed.
Revenue—Revenue was $89.4 million during the three-months ended September 30, 2010, decreasing $9.2 million (9%) compared to the corresponding 2009 period. Revenue was $207.6 million during the nine-months ended September 30, 2010, decreasing $54.4 million (21%) as compared to the prior year period. The 2009 periods benefited from a higher beginning of the year heater supply backlog, while the 2010 periods have been impacted by lower beginning of the year heater supply backlog, as the timing of many of our heater supply awards shifted from 2009 to 2010. The decrease for the 2010 periods was partially offset by higher licensing revenue, primarily in the third quarter 2010.
Income from Operations—Income from operations for the three and nine-months ended September 30, 2010 was $26.5 million (29.6% of revenue) and $56.7 million (27.3% of revenue), respectively, versus $21.6 million (21.9% of revenue) and $57.0 million (21.7% of revenue), respectively, during the comparable prior year periods. Our 2010 quarter and year-to-date results were positively impacted by a favorable project gross profit mix, a higher ratio of licensing technology compared to heat transfer technology revenue and lower selling and administrative costs, partly offset by lower equity earnings. We experienced lower equity earnings from joint venture investments due to lower technology licensing sales which are attributable to the slowdown in refining activity. Our 2009 three and nine-month results were also impacted by severance costs totaling $0.2 million and $2.6 million, respectively.
Liquidity and Capital Resources
At September 30, 2010, cash and cash equivalents totaled $360.9 million.
Operating— Cash flows from operations totaled approximately $87.2 million during the first nine-months of 2010, as cash generated from our earnings was partly offset by an overall increase in working capital levels. The increase in working capital was a result of decreases in accounts payable ($115.4 million) and contracts in progress ($85.9 million) for all three of our sectors, partially offset by a decrease in accounts receivable ($67.2 million), primarily associated with collections on our major CB&I Lummus projects.
Investing—During the first nine-months of 2010, net cash used in investing activities totaled $14.2 million. Investments during the period were $20.4 million, including capital expenditures of $16.4 million and a Lummus Technology investment. These cash outflows were partially offset by proceeds from the sale of property and equipment during the period totaling approximately $6.2 million.
We continue to evaluate and selectively pursue opportunities for additional expansion of our business through acquisition of complementary businesses. These acquisitions, if they arise, may involve the use of cash or may require further debt or equity financing.

Financing—During the first nine-months of 2010, net cash flows used in financing activities totaled $48.6 million, primarily resulting from the second quarter purchase of shares associated with our share repurchase program. Share repurchases during the period totaled $51.3 million (2.7 million shares at an average price of $19.04 per share), including cash payments totaling $40.3 million to repurchase 2.2 million shares of our common stock and $11.0 million for stock based compensation related withholding taxes on taxable share distributions of approximately 0.5 million shares. Additionally, included in revolving facility costs and other were fees associated with our periodic revolving credit facility amendments and distributions to our non-controlling interest partners. These cash outflows were partially offset by $7.9 million of cash proceeds from the issuance of shares associated with our stock plans and $6.8 million of tax benefits associated with tax deductions in excess of recognized stock-based compensation costs.
Effect of Exchange Rate Changes on Cash—During the first nine-months of 2010, our cash balance increased by $10.4 million due to the impact of changes in functional currency exchange rates against the U.S. dollar on non-U.S. dollar cash balances. This unrealized gain on our cash balance is reflected in the cumulative translation component of other comprehensive income (loss). Our cash held in non-U.S. dollar currencies is used primarily for project-related and other operating expenditures in those currencies, and therefore, our exposure to realized exchange gains and losses is not anticipated to be material.
Our primary internal source of liquidity is cash flow generated from operations. Capacity under a revolving credit facility is also available, if necessary, to fund operating or investing activities. We have a four-year, $1.1 billion, committed and unsecured revolving credit facility with JPMorgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A., as syndication agent, which was amended effective July 23, 2010 (the “Revolving Facility”). The amendment extended the Revolving Facility’s term through July 23, 2014, but maintained the $1.1 billion of capacity and $550.0 million borrowing sublimit under the previous facility. Additionally, the Revolving Facility maintained restrictive covenants similar to those of the previous facility, the most restrictive of which include a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum net worth level. The Revolving Facility also includes customary restrictions regarding subsidiary indebtedness, sales of assets, liens, investments, type of business conducted and mergers and acquisitions, among other restrictions. As of September 30, 2010, no direct borrowings were outstanding under the Revolving Facility, but we had issued $548.1 million of letters of credit. Such letters of credit are generally issued to customers in the ordinary course of business to support advance payments and performance guarantees, in lieu of retention on our contracts, or in certain cases, are issued in support of our insurance program. As of September 30, 2010, we had $551.9 million of available capacity under the Revolving Facility.
In addition to the Revolving Facility, we have three committed and unsecured letter of credit and term loan agreements (the “LC Agreements”) with Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., and various private placement note investors. Under the terms of the LC Agreements, either Bank of America, N.A. or JPMorgan Chase, N.A. (the “LC Issuers”) can issue letters of credit. In the aggregate, they provide up to $275.0 million of capacity. As of September 30, 2010, no direct borrowings were outstanding under the LC Agreements, but all three tranches were fully utilized. Tranche A, a $50.0 million facility, and Tranche B, a $100.0 million facility, are both five-year facilities which terminate in November 2011. Tranche C is an eight-year, $125.0 million facility expiring in November 2014. The LC Agreements have certain restrictive covenants, the most restrictive of which include a minimum net worth level, a minimum fixed charge coverage ratio and a maximum leverage ratio. They also include customary restrictions with regard to subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, affiliate transactions, sales and leasebacks, and mergers and acquisitions, among other restrictions. In the event of our default under the LC Agreements, including our failure to reimburse a draw against an issued letter of credit, the LC Issuers could transfer their claim against us, to the extent such amount is due and payable by us under the LC Agreements, to the private placement lenders, creating a term loan that is due and payable no later than the stated maturity of the respective LC Agreement. In addition to quarterly letter of credit fees that we pay under the LC Agreements, we would be assessed a floating rate of interest over LIBOR to the extent that a term loan is in effect.
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

We also have various short-term, uncommitted revolving credit facilities (the “Uncommitted Facilities”) across several geographic regions of approximately $1.4 billion. These facilities are generally used to provide letters of credit or bank guarantees to customers to support advance payments and performance guarantees in the ordinary course of business or in lieu of retention on our contracts. At September 30, 2010, we had available capacity of $606.9 million under these facilities. In addition to providing letters of credit or bank guarantees, we also issue surety bonds in the ordinary course of business to support our contract performance.
We were in compliance with all restrictive lending covenants as of September 30, 2010; however, our ability to remain in compliance with such lending facilities could be impacted by circumstances or conditions beyond our control caused by the global recession, including but not limited to, the delay or cancellation of contracts, changes in currency exchange or interest rates, performance of pension plan assets, or changes in actuarial assumptions. Further, we could be impacted if our customers experience a material change in their ability to pay us or if the banks associated with our lending facilities were to cease or reduce operations.
The equity and credit markets continue to be volatile. A continuation of this level of volatility in the credit markets may increase costs associated with issuing letters of credit under our Uncommitted Facilities. Notwithstanding these adverse conditions, we believe that our cash on hand, funds generated by operations, amounts available under our existing Revolving Facility and LC Agreements, and external sources of liquidity, such as the issuance of debt and equity instruments, will be sufficient to finance our capital expenditures, settle our commitments and contingencies (as more fully described in Note 7 to our financial statements) and address our working capital needs for the foreseeable future. However, there can be no assurance that such funding will be available, as our ability to generate cash flows from operations and our ability to access funding under our Revolving Facility, LC Agreements and Uncommitted Facilities may be impacted by a variety of business, economic, legislative, financial and other factors, which may be outside of our control. Additionally, while we currently have significant uncommitted bonding facilities, primarily to support various commercial provisions in our contracts, a termination or reduction of these bonding facilities could result in the utilization of letters of credit in lieu of performance bonds, thereby reducing our available capacity under the Revolving Facility and LC Agreements. Although we do not anticipate a reduction or termination of the bonding facilities, there can be no assurance that such facilities will be available at reasonable terms to service our ordinary course obligations.
We are a defendant in a number of lawsuits arising in the normal course of business and we have in place appropriate insurance coverage for the type of work that we have performed. As a matter of standard policy, we review our litigation accrual quarterly and as further information is known on pending cases, increases or decreases, as appropriate, may be recorded.
For a discussion of pending litigation, including lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed, see Note 7 to our financial statements.
Off-Balance Sheet Arrangements
We use operating leases for facilities and equipment when they make economic sense, including sale-leaseback arrangements. We have no other significant off-balance sheet arrangements.
New Accounting Standards
For a discussion of new accounting standards, see the applicable section in Note 1 to our financial statements.

Critical Accounting Estimates
The discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. We continually evaluate our estimates based on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Our management has discussed the development and selection of our critical accounting estimates with the Audit Committee of our Supervisory Board of Directors. Actual results may differ from these estimates under different assumptions or conditions.
We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:
Revenue Recognition—Our contracts are awarded on a competitive bid and negotiated basis. We offer our customers a range of contracting options, including fixed-price, cost reimbursable and hybrid approaches. We follow the guidance in the FASB’s ASC Revenue Recognition Topic 605-35 for accounting policies relating to our use of the POC method, estimating costs and revenue recognition, including the recognition of profit incentives, unapproved change orders and claims, and combining and segmenting contracts. Our contract revenue is primarily recognized using the POC method, based on the percentage that actual costs-to-date bear to total estimated costs to complete each contract. We utilize this cost-to-cost approach, the most widely recognized method used for POC accounting, as we believe this method is less subjective than relying on assessments of physical progress. Under the cost-to-cost approach, the use of estimated cost to complete each contract is a significant variable in the process of determining recognized revenue and is a significant factor in the accounting for contracts. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates.
Contract revenue reflects the original contract price adjusted for approved change orders and estimated minimum recoveries of unapproved change orders and claims. We recognize revenue associated with unapproved change orders and claims to the extent that related costs have been incurred, recovery is probable and the value can be reliably estimated. At September 30, 2010 and December 31, 2009, we had no material unapproved change orders or claims recognized in revenue.
Losses expected to be incurred on contracts in progress are charged to earnings in the period such losses become known. Net losses recognized during the three and nine-month periods ended September 30, 2010 were not significant for active projects in a loss position. Net losses recognized during the comparable three and nine-month periods of 2009 totaled approximately $25.5 million and $66.5 million, respectively.
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
Financial Instruments—We utilize derivative instruments in certain circumstances to mitigate the effects of changes in foreign currency exchange rates and interest rates, as described below:
•
Foreign Currency Exchange Rate Derivatives— We do not engage in currency speculation; however, we do utilize foreign currency derivatives on an on-going basis to mitigate certain foreign currency-related operating exposures and to hedge intercompany loans utilized to finance our non-U.S. subsidiaries. We generally seek hedge accounting treatment for contracts used to hedge operating exposures and designate them as “cash flow hedges.” Therefore, gains and losses, exclusive of credit risk and forward points (which represent the time-value component of the fair value of our derivative positions) are included in AOCI until the associated underlying operating exposure impacts our earnings. Changes in the fair value of forward points, gains and losses associated with instruments deemed ineffective during the period and instruments that we do not designate as cash flow hedges, including those instruments used to hedge intercompany loans, are recognized within cost of revenue.

•
Interest Rate Derivatives—Our interest rate derivatives are limited to a swap arrangement in place to hedge against interest rate variability associated with the Term Loan. The swap arrangement is designated as a cash flow hedge, as its critical terms matched those of the Term Loan at inception and as of September 30, 2010. Therefore, changes in the fair value of the hedge are included in AOCI.

Income Taxes—Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The final realization of deferred tax assets depends upon our ability to generate sufficient future taxable income of the appropriate character and in the appropriate jurisdictions. We have not provided a valuation allowance against approximately $69.0 million (at December 31, 2009) of our U.K. net deferred tax asset, as we believe that it is more likely than not that the recorded net deferred tax asset will be utilized from future earnings and contracting strategies.
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
The primary method we employ to estimate the fair value of each reporting unit is the discounted cash flow method. This methodology is based, to a large extent, on assumptions about future events, which may or may not occur as anticipated, and such deviations could have a significant impact on the estimated fair values calculated. These assumptions include, but are not limited to, estimates of future growth rates, discount rates and terminal values of reporting units. Our goodwill balance at September 30, 2010 was $943.9 million. Based upon our current strategic planning and associated goodwill impairment assessments, there are currently no indicators of impairment for any of our reporting units.

Forward-Looking Statements
This quarterly report on Form 10-Q, including all documents incorporated by reference, contains forward-looking statements regarding CB&I and represents our expectations and beliefs concerning future events. These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties. When considering any statements that are predictive in nature, depend upon or refer to future events or conditions, or use or contain words, terms, phrases, or expressions such as “achieve,” “forecast,” “plan,” “propose,” “strategy,” “envision,” “hope,” “will,” “continue,” “potential,” “expect,” “believe,” “anticipate,” “project,” “estimate,” “predict,” “intend,” “should,” “could,” “may,” “might,” or similar forward-looking statements, we refer you to the cautionary statements concerning risk factors and “Forward-Looking Statements” described under “Risk Factors” in Item 1A of our Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2009, which cautionary statements are incorporated herein by reference.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk associated with changes in foreign currency exchange rates, which may adversely affect our results of operations and financial condition. One form of exposure to fluctuating exchange rates relates to the effects of translating financial statements of foreign operations into our reporting currency, which are recognized as a cumulative translation adjustment in AOCI. We generally do not hedge our exposure to potential foreign currency translation adjustments.
We do not engage in currency speculation; however, we do utilize foreign currency derivatives on an on-going basis to mitigate certain foreign currency-related operating exposures and to hedge intercompany loans utilized to finance non-U.S. subsidiaries. We generally seek hedge accounting treatment for contracts used to hedge operating exposures and designate them as “cash flow hedges.” Therefore, gains and losses exclusive of credit risk and forward points (which represent the time-value component of the fair value of our derivative positions) are included in AOCI until the associated underlying operating exposure impacts our earnings.
Changes in the fair value of forward points, gains and losses associated with instruments deemed ineffective during the period and instruments that we do not designate as cash flow hedges, including those instruments used to hedge intercompany loans, are recognized within cost of revenue and were not material for the three and nine-month periods ended September 30, 2010.
At September 30, 2010, the outstanding notional value of our outstanding forward contracts to hedge certain foreign exchange-related operating exposures totaled $71.2 million, including foreign currency exchange rate exposure associated with the following currencies: Euro ($49.6 million), Singapore Dollar ($10.0 million), Colombian Peso ($7.9 million), British Pound ($2.5 million) and Thai Baht ($1.2 million). The total net fair value of these contracts was a gain of approximately $2.0 million. The potential change in fair value for our outstanding contracts from a hypothetical ten percent change in quoted foreign currency exchange rates would have been approximately $0.2 million at September 30, 2010.
At September 30, 2010, the outstanding notional value of our outstanding forward contracts to hedge certain intercompany loans utilized to finance non-U.S. subsidiaries totaled $32.9 million, including foreign currency exchange rate exposure associated with the Singapore Dollar ($18.0 million) and Euro ($14.9 million). The potential change in fair value for our outstanding contracts from a hypothetical ten percent change in quoted foreign currency exchange rates would have been approximately $0.1 million at September 30, 2010.
Additionally, we continue to utilize a swap arrangement to hedge against interest rate variability associated with our Term Loan. The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Loan at inception and as of September 30, 2010. Accordingly, changes in the fair value of the hedge are recognized through AOCI. The potential change in fair value for our interest rate swap from a hypothetical one percent change in the LIBOR rate would have been approximately $1.1 million at September 30, 2010.
The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and notes payable approximates their fair values because of the short-term nature of these instruments. At September 30, 2010, the fair value of our long-term debt, based on the current market rates for debt with similar credit risk and maturity, approximated carrying value as interest is based upon LIBOR plus an applicable floating spread and is paid quarterly in arrears. See Note 4 to our financial statements for quantification of our financial instruments.

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
Changes in Internal Controls—There were no changes in our internal controls over financial reporting that occurred during the three-month period ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Through September 30, 2010, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 5,000 plaintiffs and, of those claims, approximately 1,400 claims were pending and 3,600 have been closed through dismissals or settlements. Through September 30, 2010, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount of approximately one thousand dollars per claim. We review each case on its own merits and make accruals based on the probability of loss and our estimates of the amount of liability and related expenses, if any. We do not currently believe that any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow, and, at September 30, 2010, we had accrued approximately $2.8 million for liability and related expenses. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that we may expect to recover because of the variability in coverage amounts, limitations and deductibles, or the viability of carriers, with respect to our insurance policies for the years in question.
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
During the nine-month period ended September 30, 2010, no Shares were sold under the Sales Agency Agreement.
Item 3. Defaults Upon Senior Securities
None.
Item 4. (Removed and Reserved)
Item 5. Other Information
None.

Item 6. Exhibits
(a) Exhibits

31.1	(1)	Certification Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	(1)	Certification Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	(1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	(1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	(1),(2)	XBRL Instance Document.

101.SCH	(1),(2)	XBRL Taxonomy Extension Schema Document.

101.CAL	(1),(2)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	(1),(2)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	(1),(2)	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed herewith

(2)
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the condensed consolidated statements of operations for the three and nine-months ended September 30, 2010 and 2009, (ii) the condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009, (iii) the condensed consolidated statements of comprehensive income for the three and nine- months ended September 30, 2010 and 2009, (iv) the condensed consolidated statements of cash flows for the nine- months ended September 30, 2010 and 2009, and (v) the notes to financial statements (block tagging only). Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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
Date: October 26, 2010