Form 10-K
period 2010-12-31
CHICAGO BRIDGE & IRON CO N V
filed 2011-02-22
CIK 1027884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010
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

Aggregate market value of common stock held by non-affiliates, based on a New York Stock Exchange closing price of $18.81 as of June 30, 2010 was $1,860,865,306.

The number of shares outstanding of the registrant’s common stock as of February 1, 2011 was 99,435,863.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2011 Proxy Statement	Part III

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

PART I

Item 1.	Business

Founded in 1889, Chicago Bridge & Iron N.V. (“CB&I” or “the Company”) is one of the world’s leading integrated engineering, procurement and construction (“EPC”) service providers and major process technology licensors, delivering comprehensive solutions to customers primarily in the energy and natural resource industries. Our stock currently trades on the New York Stock Exchange (“NYSE”) under the ticker symbol “CBI.” With more than a century of experience and approximately 13,000 employees worldwide, we capitalize on our global expertise and local knowledge to safely and reliably deliver projects virtually anywhere. During 2010, we executed over 700 projects in more than 70 countries.

Segment Financial Information

CB&I is comprised of three business sectors: CB&I Steel Plate Structures, CB&I Lummus, and Lummus Technology. Through these business sectors, we offer services both independently and on an integrated basis:

CB&I Steel Plate Structures.  CB&I Steel Plate Structures provides engineering, procurement, fabrication and construction services for the petroleum, water and nuclear industries. Projects include above ground storage tanks, elevated storage tanks, Liquefied Natural Gas (“LNG”) tanks, pressure vessels, and other specialty structures, such as nuclear containment vessels. Customers for these structures include international, national and regional energy companies, such as ADNOC, British Gas (“BG”), Chevron, CNOOC, ExxonMobil, Kinder Morgan, Qatar Petroleum, Saudi Aramco, Shell and Woodside, as well as nuclear technology companies such as Westinghouse.

CB&I Lummus.  CB&I Lummus provides engineering, procurement, fabrication and construction services for upstream and downstream energy infrastructure facilities. Projects include LNG liquefaction and regasification terminals, refinery units, petrochemical complexes and a wide range of other energy-related projects. Customers for these facilities are international, national and regional energy companies, such as BG, British Petroleum, Chevron, CNOOC, ConocoPhillips, Ecopetrol, ExxonMobil, Gazprom, Hunt Oil, Nexen, Occidental, Sabic, Shell and Woodside.

Lummus Technology.  Lummus Technology provides licenses, products and services globally to companies in gas processing, oil refining and petrochemicals/plastics. Our customer base includes integrated oil companies, national oil companies and world-wide chemical producers, such as Chevron, Chevron Phillips, Pemex, Reliance, Rosneft, Sabic, Saudi Aramco, Shell and Valero. The Asia-Pacific region is a very important component of our business. The customers in this region may be somewhat less well known, but are equally important, such as Essar, Formosa Plastics, Pertamina, PetroChina, PTT, Sinopec and various emerging private Chinese companies.

Segment financial information by business sector can be found under “Results of Operations” within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 14 within “Item 8. Financial Statements and Supplementary Data.”

Recent Acquisitions

Through December 31, 2010, we held a 50% equity investment in Catalytic Distillation Technologies (“CD Tech”), which provides license/basic engineering and catalyst supply for catalytic distillation applications, including gasoline desulphurization and alkylation processes. This investment was accounted for by the equity method and was reflected in the operating results of Lummus Technology. On December 31, 2010, we acquired Chemical Research and Licensing (“CR&L”) from CRI/Criterion, a subsidiary of Royal Dutch Shell plc., for approximately $38.4 million, net of cash acquired. The acquisition of CR&L included a research and development and catalyst manufacturing facility, and enabled us to assume the remaining 50% equity interest in CD Tech. The future results of operations of CD Tech will be consolidated and will continue to reside within Lummus Technology.

On November 16, 2007, we acquired all of the outstanding shares of Lummus Global (“Lummus”) from Asea Brown Boveri Ltd. for a purchase price of approximately $820.9 million, net of cash acquired and including transaction costs. Lummus has been fully integrated into CB&I Lummus and Lummus Technology.

Competitive Strengths

Our core competencies, which we believe are significant competitive strengths, include:

Strong Health, Safety and Environmental (“HSE”) Performance.  Because of our long and outstanding safety record, we are sometimes invited to bid on projects for which other competitors do not qualify. According to the U.S. Bureau of Labor Statistics, the national Lost Workday Case Incidence Rate for construction companies similar to CB&I was 1.4 per 100 full-time employees for 2009 (the latest reported year), while our rate for 2010 was only 0.02 per 100 employees. Our excellent HSE performance also translates directly to lower cost, timely completion of projects, and reduced risk to our employees, subcontractors and customers.

Worldwide Record of Excellence.  We have an established record as a leader in the international engineering and construction industry by providing consistently superior project performance for over 120 years.

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

Modular Fabrication.  We are one of the few EPC and process technology contractors with in-house fabrication facilities, which allow us to offer customers the option of modular construction, when feasible. In contrast to traditional onsite “stick built” construction, modular construction enables modules to be built within a tightly monitored shop environment and allows us to better control quality, minimize weather delays and expedite schedules. Once completed, the modules are shipped to and assembled at the project site.

Licensed Technologies.  We offer a broad, state-of-the-art portfolio of gas processing, refining and petrochemical technologies. Being able to provide licensed technologies sets CB&I apart from our competitors and presents opportunities for increased profitability. Combining technology with EPC capabilities strengthens CB&I’s presence throughout the project life cycle, allowing us to capture additional market share in the important higher margin growth markets.

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

Strong Focus on Project Risk Management.  We are experienced in managing the risk associated with bidding and executing complex projects. Our position as an integrated EPC service provider allows us to execute global projects on a competitively bid and negotiated basis. We offer our customers a range of contracting options, including fixed-price, cost reimbursable and hybrid approaches.

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

Competition

We operate in a competitive environment. Technology performance, price, timeliness of completion, quality, safety record and reputation are the principal competitive factors within our industry. There are numerous regional, national and global competitors that offer similar services to those offered by each of our business sectors.

Marketing and Customers

Through our global network of sales offices, we contract directly with hundreds of customers in the energy and natural resources industries. We rely primarily on direct contact between our technically qualified sales and engineering staff and our customers’ engineering and contracting departments. Dedicated sales employees are located in offices throughout the world.

Our significant customers, with many of which we have had longstanding relationships, are primarily in the hydrocarbon industry and include major petroleum and petrochemical companies (see the “Segment Financial Information” section above for a listing of our significant customers).

We are not dependent upon any single customer on an ongoing basis and do not believe that the loss of any single customer would have a material adverse effect on our business. For the years ended December 31, 2010 and 2009, respectively, we had no customers that accounted for more than 10% of our total revenue. For the year ended December 31, 2008, revenue from Peru LNG within CB&I Lummus totaled approximately $598.2 million or 10% of our total 2008 revenue.

Backlog/New Awards

We had a backlog of work to be completed on contracts totaling approximately $6.9 billion as of December 31, 2010, compared with $7.2 billion as of December 31, 2009. Due to the timing of awards and the long-term nature of some of our projects, approximately 48% of our backlog is anticipated to be completed beyond 2011. New awards were approximately $3.4 billion for the year ended December 31, 2010, compared with $6.1 billion for the year ended December 31, 2009. Our new awards by business sector were as follows:

	Years Ended December 31,
	2010	2009
	(In thousands)

CB&I Steel Plate Structures	$1,303,930	$2,216,246
CB&I Lummus	1,634,683	3,585,741
Lummus Technology	422,514	311,599

Total New Awards	$3,361,127	$6,113,586

Types of Contracts

Our contracts are awarded on a competitive bid and negotiated basis. We offer our customers a range of contracting options, including fixed-price, cost reimbursable and hybrid approaches. Each contract is designed to optimize the balance between risk and reward.

Raw Materials and Suppliers

The principal raw materials that we use are metal plate, structural steel, pipe, fittings, catalysts, proprietary equipment and selected engineered equipment such as pressure vessels, exchangers, pumps, valves, compressors, motors and electrical and instrumentation components. Most of these materials are available from numerous suppliers worldwide, with some furnished under negotiated supply agreements. We anticipate being able to obtain these materials for the foreseeable future; however, the price, availability and schedule validities offered by our suppliers may vary significantly from year to year due to various factors, including supplier consolidations, supplier raw material shortages and costs, surcharges, supplier capacity, customer demand, market conditions, and any duties and tariffs imposed on the materials.

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

We believe that we are currently in compliance, in all material respects, with all environmental laws and regulations. We do not currently believe that any environmental matters will have a material adverse effect on our future results of operations, financial position or cash flow. We do not anticipate that we will incur material capital expenditures for environmental controls or for the investigation or remediation of environmental conditions during 2011 or 2012.

Patents

We have numerous active patents and patent applications throughout the world, the majority of which are associated with technologies licensed by Lummus Technology. However, no individual patent is so essential that its loss would materially affect our business.

Employees

As of December 31, 2010, we employed 12,600 persons worldwide, comprised of 6,600 salaried employees and 6,000 hourly and craft employees. The number of hourly and craft employees varies in relation to the number and size of projects we have in process at any particular time. The percentage of our employees represented by unions generally ranges between 5 and 10 percent. We have agreements, which generally extend up to three years, with various unions representing groups of employees at project sites in the United States (“U.S.”), Canada, Australia and various other countries. We enjoy good relations with our unions and have not experienced a significant work stoppage in any of our facilities in more than 10 years.

Additionally, to preserve our project management and technological expertise as core competencies, we recruit and develop, and maintain ongoing training programs for engineers and field supervision personnel.

Available Information

We make available our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, free of charge through our internet website at www.cbi.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities Exchange Commission (the “SEC”).

The public may read and copy any materials we file with or furnish to the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains our filings and other information regarding issuers who file electronically with the SEC at www.sec.gov.

Item 1A.	Risk Factors

Any of the following risks (which are not the only risks we face) could have material adverse effects on our results of operations, financial condition and cash flow:

Risk Factors Relating to Our Business

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

We Could Lose Money if We Fail to Execute Within Our Cost Estimates on Fixed-Price, Lump-Sum Contracts.

A portion of our revenue is derived from fixed-price, lump-sum contracts. Under these contracts, we perform our services and execute our projects at a fixed price and, as a result, benefit from cost savings, but may be unable to recover any cost overruns. If we do not execute the contract within our cost estimates, we may incur losses or the project may be less profitable than we expected. The revenue, cost and gross profit realized on such contracts can vary, sometimes substantially, from the original projections due to changes in a variety of factors, including but not limited to:

•	costs incurred in connection with modifications to a contract that may be unapproved by the customer as to scope, schedule, and/or price (“unapproved change orders”);

•	unanticipated costs or claims, including costs for customer-caused delays, errors in specifications or designs, or contract termination;

•	unanticipated technical problems with the structures or systems being supplied by us, which may require that we spend our own money to remedy the problem;

•	changes in the costs of components, materials, labor or subcontractors;

•	failure to properly estimate costs of engineering, materials, equipment or labor;

•	difficulties in obtaining required governmental permits or approvals;

•	changes in laws and regulations;

•	changes in labor conditions;

•	project modifications that create unanticipated costs;

•	delays caused by weather conditions;

•	our suppliers’ or subcontractors’ failure to perform; and

•	exacerbation of any one or more of these factors as projects increase in scope and complexity.

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

Our Revenue and Earnings May Be Adversely Affected by a Reduced Level of Activity in the Hydrocarbon Industry.

In recent years, demand from the worldwide hydrocarbon industry has been the largest generator of our revenue. Numerous factors influence capital expenditure decisions in the hydrocarbon industry, including the following:

•	current and projected oil and gas prices;

•	exploration, extraction, production and transportation costs;

•	the discovery rate, size and location of new oil and gas reserves;

•	the sale and expiration dates of leases and concessions;

•	local and international political and economic conditions, including war or conflict;

•	technological challenges and advances;

•	the ability of oil and gas companies to generate capital;

•	demand for hydrocarbon production; and

•	changing taxes, price controls, and laws and regulations.

These factors are beyond our control. Reduced activity in the hydrocarbon industry could result in a reduction of major projects available in the industry, which may result in a reduction of our revenue and earnings and possible under-utilization of our assets.

Intense Competition in the EPC and Process Technology Industries Could Reduce Our Market Share and Earnings.

The EPC and process technology markets are highly competitive markets in which a large number of multinational companies compete, and these markets require substantial resources and capital investment in equipment, technology and skilled personnel. Competition also places downward pressure on our contract prices and margins. Intense competition is expected to continue in these markets, presenting us with significant challenges in our ability to maintain strong growth rates and acceptable margins. If we are unable to meet these competitive challenges, we could lose market share to our competitors and experience an overall reduction in our earnings.

Volatility in the Equity and Credit Markets Could Adversely Impact Us due to Factors Affecting the Availability of Funding for Our Customers, Availability of our Lending Facilities and Non-Compliance with Financial and Restrictive Lending Covenants.

Some of our customers, suppliers and subcontractors have traditionally accessed commercial financing and capital markets to fund their operations, and the availability of funding from those sources could be adversely impacted by a volatile equity or credit market. The availability of lending facilities and our ability to remain in compliance with our financial and restrictive lending facility covenants could also be impacted by circumstances or conditions beyond our control, including but not limited to, the delay or cancellation of projects, changes in currency exchange or interest rates, performance of pension plan assets, or changes in actuarial assumptions. Further, we could be impacted if our customers experience a material change in their ability to pay us or if the banks associated with our lending facilities were to cease or reduce operations.

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

We Could be Exposed to Credit Risk from a Customer’s Financial Difficulties.

Our billed and unbilled revenue is generated from clients around the world, the majority of which are in the natural gas, petroleum and petrochemical industries. Most contracts require payments as the projects progress or, in certain cases, advance payments. We may be exposed to potential credit risk if our customers should encounter financial difficulties.

Any Prospective Acquisitions that We Undertake Could Be Difficult to Integrate, Disrupt Our Business, Dilute Shareholder Value and Harm Our Operating Results.

We may continue to pursue growth through the opportunistic and strategic acquisition of companies or assets that will enable us to broaden the types of projects we execute and technologies we provide and to expand into new markets. Our opportunity to grow through prospective acquisitions may be limited if we cannot identify suitable companies or assets, reach agreement on potential strategic acquisitions on acceptable terms or for other reasons. Our future acquisitions may be subject to a variety of risks, including the following:

•	difficulties in the integration of operations and systems;

•	the key personnel and customers of the acquired company may terminate their relationships with the acquired company;

•	additional financial and accounting challenges and complexities in areas such as tax planning, treasury management, financial reporting and internal controls;

•	assumption of or liability for risks and liabilities (including environmental-related costs) as a result of our acquisitions, some of which we may not discover during our due diligence;

•	disruption of or insufficient management attention to our ongoing business;

•	inability to realize the cost savings or other financial or operational benefits we anticipated; and

•	potential requirement for additional equity or debt financing, which may not be available on attractive terms.

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

We are subject to environmental laws and regulations, including those concerning emissions into the air; discharge into waterways; generation, storage, handling, treatment and disposal of waste materials; and health and safety.

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

The environmental health and safety laws and regulations to which we are subject are constantly changing, and it is impossible to predict the impact of such laws and regulations on us in the future. We cannot ensure that our operations will continue to comply with future laws and regulations or that these laws and regulations will not cause us to incur significant costs or adopt more costly methods of operation.

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

We Are and Will Continue to Be Involved in Litigation That Could Negatively Impact Our Earnings and Liquidity.

We have been and may from time to time be named as a defendant in legal actions claiming damages in connection with engineering and construction projects, technology licenses and other matters. These are typically claims that arise in the normal course of business, including employment-related claims and contractual disputes or claims for personal injury or property damage which occur in connection with services performed relating to project or construction sites. Contractual disputes normally involve claims relating to the timely completion of projects, performance of equipment or technologies, design or other engineering services or project construction services provided by us. While management does not currently believe that any of our pending contractual, employment-related personal injury or property damage claims and disputes will have a material effect on our future results of operations, financial position or cash flow, there can be no assurance that this will be the case.

We May Not Be Able to Fully Realize the Revenue Value Reported in Our Backlog.

As of December 31, 2010, we had a backlog of work to be completed on contracts totaling approximately $6.9 billion. Backlog develops as a result of new awards, which represent the revenue value of new project commitments received by us during a given period. Backlog consists of projects which have either (i) not yet been started or (ii) are in progress but are not yet complete. In the latter case, the revenue value reported in backlog is the remaining value associated with work that has not yet been completed. The revenue projected in our backlog may not be realized, or if realized, may not result in earnings as a result of poor contract performance.

In addition, from time to time, projects are cancelled that appeared to have a high certainty of going forward at the time they were recorded as new awards. In the event of a project cancellation, we typically have no contractual right to the total revenue reflected in our backlog. In addition, although we may be reimbursed for certain costs, we may be unable to recover all direct costs incurred and may incur additional unrecoverable costs due to the resulting under-utilization of our assets.

Political and Economic Conditions, Including War or Conflict, in Non-U.S. Countries in Which We Operate, Could Adversely Affect Us.

A significant number of our projects are performed or located outside the U.S., including projects in developing countries with political and legal systems that are significantly different from those found in the U.S. We expect non-U.S. sales and operations to continue to contribute materially to our earnings for the foreseeable future. Non-U.S. contracts and operations expose us to risks inherent in doing business outside the U.S., including the following:

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

We Are Exposed to Possible Losses from Foreign Currency Exchange Rates.

We are exposed to market risk associated with changes in foreign currency exchange rates. Our exposure to changes in foreign currency exchange rates arises from receivables, payables, and firm and forecasted commitments associated with foreign transactions, as well as intercompany loans used to finance non-U.S. subsidiaries. We may incur losses from foreign currency exchange rate fluctuations if we are unable to convert foreign currency in a timely fashion. We seek to minimize the risks from these foreign currency exchange rate fluctuations primarily through a combination of contracting methodology and, when deemed appropriate, the use of foreign currency exchange rate derivatives. In circumstances where we utilize derivatives, our results of operations might be negatively impacted if the underlying transactions occur at different times, in different amounts than originally anticipated, or if the counterparties to our contracts fail to perform. We do not hold, issue, or use financial instruments for trading or speculative purposes.

Our Goodwill and Other Finite-Lived Intangible Assets Could be Impaired and Result in a Charge to Earnings.

We have accounted for our acquisitions using the “purchase” method of accounting. Under the purchase method we have recorded, at fair value, assets acquired and liabilities assumed, and have recorded as goodwill, the difference between the cost of the acquisitions and the sum of the fair value of tangible and identifiable intangible assets acquired, less liabilities assumed. Finite-lived intangible assets have been segregated from goodwill and recorded at fair value, based upon expected future recovery of the underlying assets.

At December 31, 2010, our goodwill balance was $938.9 million, attributable to the excess of the purchase price over the fair value of net assets acquired as part of previous acquisitions. Our goodwill by business sector was $48.5 million for CB&I Steel Plate Structures, $454.2 million for CB&I Lummus and $436.1 million for Lummus Technology. Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually via a two-phase process, absent any indicators of impairment. The first phase screens for impairment, while the second phase, if necessary, measures impairment. We have elected to perform our annual analysis of goodwill during the fourth quarter of each year based upon balances as of the beginning of that year’s fourth quarter. Impairment testing of goodwill is accomplished by comparing an estimate of discounted future cash flows to the net book value of each applicable reporting unit. Upon completion of our 2010 impairment test for goodwill, no impairment charge was necessary, as the fair value of each reporting unit sufficiently exceeded its net book value. At December 31, 2010, our finite-lived intangible assets totaled $215.4 million. Finite-lived intangible assets are reviewed by management for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable, and are amortized over their anticipated useful lives, absent any indicators of impairment. In the future, if our remaining goodwill or other intangible assets are determined to be impaired, the impairment would result in a charge to earnings in the year of the impairment with a resulting decrease in our net worth.

If We Are Unable to Attract, Retain and Motivate Key Personnel, Our Business Could Be Adversely Affected.

Our future success depends upon our ability to attract, retain and motivate highly skilled personnel in various areas, including engineering, project management, procurement, project controls, finance and senior management. If we do not succeed in retaining and motivating our current employees and attracting new high quality employees, our business could be adversely affected.

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

Risk Factors Related to Our Common Stock

If We Fail to Meet Expectations of Securities Analysts or Investors due to Fluctuations in Our Revenue or Operating Results, Our Stock Price Could Decline Significantly.

Our revenue and operating results may fluctuate from quarter to quarter due to a number of factors, including the timing of or failure to obtain projects, delays in awards of projects, cancellations of projects, delays in the completion of projects and the timing of approvals of change orders from, or recoveries of claims against, our customers. It is likely that in some future quarters our operating results may fall below the expectations of securities analysts or investors. In this event, the trading price of our common stock could decline significantly.

Certain Provisions of Our Articles of Association and Netherlands Law May Have Possible Anti-Takeover Effects.

Our Articles of Association and the applicable law of The Netherlands contain provisions that may be deemed to have anti-takeover effects. Among other things, these provisions provide for a staggered board of Supervisory Directors, a binding nomination process and supermajority shareholder voting requirements for certain significant transactions. Such provisions may delay, defer or prevent takeover attempts that shareholders might consider in their best interests. In addition, certain U.S. tax laws, including those relating to possible classification as a “controlled foreign corporation” (described below), may discourage third parties from accumulating significant blocks of our common shares.

We Have a Risk of Being Classified as a Controlled Foreign Corporation and Certain Shareholders Who Do Not Beneficially Own Shares May Lose the Benefit of Withholding Tax Reduction or Exemption Under Dutch Legislation.

As a company incorporated in The Netherlands, we would be classified as a “controlled foreign corporation” for U.S. federal income tax purposes if any U.S. person acquires 10% or more of our common shares (including ownership through the attribution rules of Section 958 of the Internal Revenue Code of 1986, as amended (the “Code”), each such person, a “U.S. 10% Shareholder”) and the sum of the percentage ownership by all U.S. 10% Shareholders exceeds 50% (by voting power or value) of our common shares. We do not believe we are currently a controlled foreign corporation; however, we may be determined to be a controlled foreign corporation in the future. In the event that such a determination is made, all U.S. 10% Shareholders would be subject to taxation under Subpart F of the Code. The ultimate consequences of this determination are fact-specific to each U.S. 10% Shareholder, but could include possible taxation of such U.S. 10% Shareholder on a pro rata portion of our income, even in the absence of any distribution of such income.

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

Our Sale or Issuance of Additional Common Shares Could Dilute Your Share Ownership.

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

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, including all documents incorporated by reference, contains forward-looking statements regarding CB&I and represents our expectations and beliefs concerning future events. These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties. The forward-looking statements included herein or incorporated herein by reference include or may include, but are not limited to, (and you should read carefully) any statements that are predictive in nature, depend upon or refer to future events or conditions, or use or contain words, terms, phrases, or expressions such as “achieve,” “forecast,” “plan,” “propose,” “strategy,” “envision,” “hope,” “will,” “continue,” “potential,” “expect,” “believe,” “anticipate,” “project,” “estimate,” “predict,” “intend,” “should,” “could,” “may,” “might,” or similar words, terms, phrases, or expressions or the negative of any of these terms. Any statements in this Form 10-K that are not based upon historical fact are forward-looking statements and represent our best judgment as to what may occur in the future.

In addition to the material risks listed under “Item 1A. Risk Factors” above that may cause business conditions or our actual results, performance or achievements to be materially different from those expressed or implied by any forward-looking statements, the following are some, but not all, of the factors that might cause business conditions or our actual results, performance or achievements to be materially different from those expressed or implied by any forward-looking statements, or contribute to such differences: our ability to realize cost savings from our expected performance of contracts, whether as a result of improper estimates, performance, or otherwise; uncertain timing and funding of new contract awards, as well as project cancellations; cost overruns on fixed price or similar contracts, whether as a result of improper estimates, performance, or otherwise; risks associated with labor productivity; risks associated with POC accounting; our ability to settle or negotiate unapproved change orders and claims; changes in the costs or availability of, or delivery schedule for, equipment, components, materials, labor or subcontractors; adverse impacts from weather affecting our performance and timeliness of completion, which could lead to increased costs and affect the quality, costs or availability of, or delivery schedule for, equipment, components, materials, labor or subcontractors; operating risks, which could lead to increased costs and affect the quality, costs or availability of, or delivery schedule for, equipment, components, materials, labor or subcontractors; increased competition; fluctuating revenue resulting from a number of factors, including a decline in energy prices and the cyclical nature of the individual markets in which our customers operate; delayed or lower than expected activity in the hydrocarbon industry, demand from which is the largest component of our revenue; lower than expected growth in our primary end markets, including but not limited to LNG and energy processes; risks inherent in acquisitions and our ability to complete or obtain financing for proposed acquisitions; our ability to integrate and successfully operate and manage acquired businesses and the risks associated with those businesses; the non-competitiveness or unavailability of, or lack of demand or loss of legal protection for, our intellectual property rights; failure to keep pace with technological changes; failure of our patents or licensed technologies to perform as expected or to remain competitive, current, in demand, profitable or enforceable; adverse outcomes of pending claims or litigation or the possibility of new claims or litigation, and the potential effect of such claims or litigation on our business, financial condition, results of operations or cash flow; lack of necessary liquidity to provide bid, performance, advance payment and retention bonds, guarantees, or letters of credit securing our obligations under our bids and contracts or to finance expenditures prior to the receipt of payment for the performance of contracts; proposed and actual revisions to U.S. and non-U.S. tax laws, and interpretation of said laws, Dutch tax treaties with foreign countries and U.S. tax treaties with non-U.S. countries (including, but not limited to The Netherlands), which would seek to increase income taxes payable; political and economic conditions including, but not limited to, war, conflict or civil or economic unrest in countries in which we operate; compliance with applicable laws and regulations in any one or more of the countries in which we operate including, without limitation, the Foreign Corrupt Practices Act and those concerning the environment, export controls and sanctions program; our inability to properly manage or hedge currency or similar risks; and a downturn, disruption, or stagnation in the economy in general.

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

We own or lease properties in U.S. and Non-U.S. locations to conduct our business. We believe these facilities are adequate to meet our current and near-term requirements. The following list summarizes our principal properties by the business sector for which they are primarily utilized: CB&I Steel Plate Structures (“SPS”), CB&I Lummus (“CBIL”), Lummus Technology (“LT”), and Corporate (“Corp”).

Location	Type of Facility	Interest	Sector

Al Aujam, Saudi Arabia	Fabrication facility and warehouse	Owned	SPS
Al-Khobar, Saudi Arabia	Administrative and engineering office	Leased	SPS, CBIL
Bolingbrook, Illinois(1)	Administrative and operations office	Leased	SPS, Corp
Clive, Iowa	Engineering and operations office and fabrication facility	Owned	SPS
Dubai, United Arab Emirates	Administrative, engineering and operations office and warehouse	Leased	SPS
Fort Saskatchewan, Canada	Operations office, fabrication facility and warehouse	Owned	SPS
Houston, Texas	Operations office, fabrication facility and warehouse	Owned/Leased	SPS
Niagara Falls, Canada	Engineering office	Leased	SPS
Perth, Australia	Administrative, engineering and operations office	Leased	SPS
Plainfield, Illinois	Engineering office	Leased	SPS
San Luis Obispo, California	Operations office, fabrication facility and warehouse	Owned	SPS
The Woodlands, Texas(1)	Administrative and operations office	Owned	SPS, CBIL, Corp

Beaumont, Texas	Engineering and operations office and fabrication facility	Owned/Leased	CBIL
Bogotá, Colombia	Administrative office	Leased	CBIL
Brisbane, Australia	Operations office and warehouse	Leased	CBIL
Brno, Czech Republic	Engineering office	Owned	CBIL
Cairo, Egypt	Engineering office	Leased	CBIL
Houston, Texas	Engineering offices	Leased	CBIL
Lima, Peru	Administrative office	Leased	CBIL
London, England	Engineering office	Leased	CBIL
Moscow, Russia	Operations and technology office	Leased	CBIL, LT
Singapore, Singapore	Administrative and engineering office	Leased	CBIL, SPS
The Hague, The Netherlands(1)	Administrative, engineering and operations office	Leased	CBIL, Corp
Tyler, Texas	Engineering and operations office	Owned	CBIL

Beijing, China	Technology office	Leased	LT
Bloomfield, New Jersey	Technology and research and development office	Leased	LT
Ludwigshafen, Germany	Research and development office	Leased	LT
Mannheim, Germany	Technology office	Leased	LT
New Delhi, India	Technology office	Leased	LT
Pasadena, Texas	Research and development office and manufacturing facility	Owned	LT

(1)	In addition to being utilized by the business sectors referenced above, our office in The Hague, The Netherlands serves as our corporate headquarters and our office in The Woodlands, Texas serves as our administrative headquarters. The Bolingbrook, Illinois office provides additional administrative support.

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

Asbestos Litigation — We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Through December 31, 2010, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 5,000 plaintiffs and, of those claims, approximately 1,400 claims were pending and 3,600 have been closed through dismissals or settlements. Through December 31, 2010, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount of approximately one thousand dollars per claim. We review each case on its own merits and make accruals based upon the probability of loss and our estimates of the amount of liability and related expenses, if any. We do not currently believe that any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow, and, at December 31, 2010, we had accrued approximately $1.6 million for liability and related expenses. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that we may expect to recover because of the variability in coverage amounts, limitations and deductibles, or the viability of carriers, with respect to our insurance policies for the years in question.

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

We believe that we are currently in compliance, in all material respects, with all environmental laws and regulations. We do not currently believe that any environmental matters will have a material adverse effect on our future results of operations, financial position or cash flow. We do not anticipate that we will incur material capital expenditures for environmental controls or for the investigation or remediation of environmental conditions during 2011 or 2012.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE. As of February 1, 2011, we had approximately 56,000 shareholders, based upon the number of record holders at that date. The following table presents the range of common stock prices on the NYSE and the cash dividends paid per share of common stock by quarter for the years ended December 31, 2010 and 2009:

	Range of Common Stock Prices			Dividends
	High	Low	Close	Per Share

Year Ended December 31, 2010
Fourth Quarter	$33.49	$23.54	$32.90	$—
Third Quarter	$24.54	$17.87	$24.45	$—
Second Quarter	$25.88	$16.64	$18.81	$—
First Quarter	$25.00	$19.37	$23.26	$—

Year Ended December 31, 2009
Fourth Quarter	$21.44	$17.00	$20.22	$—
Third Quarter	$19.00	$9.07	$18.68	$—
Second Quarter	$13.87	$5.95	$12.40	$—
First Quarter	$13.88	$4.64	$6.27	$—

Dividends were suspended beginning in the first quarter of 2009; however, in February 2011 our Supervisory Board approved quarterly cash dividends of $0.05 per share effective for the first quarter of 2011. Cash dividends are dependent upon our results of operations, financial condition, cash requirements, availability of surplus and such other factors as our Board of Directors may deem relevant.

The following table summarizes information, as of December 31, 2010, relating to our equity compensation plans pursuant to which grants of options or other rights to acquire our common shares may be granted from time to time:

Equity Compensation Plan Information

Number of Securities
Remaining Available for
	Number of Securities to be	Weighted-Average	Future Issuance Under
	Issued Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options, Warrants	Outstanding Options,	(excluding securities
Plan Category	and Rights	Warrants and Rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,745,975	$15.17	5,612,240
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,745,975	$15.17	5,612,240

On August 18, 2009, we entered into a Sales Agency Agreement with Calyon Securities (USA) Inc. (“Calyon”), pursuant to which we may issue and sell from time to time, through Calyon as our sales agent, up to 10.0 million shares of our common stock (the “Shares”). The Shares are registered under the Securities Act of 1933, as amended, pursuant to our shelf registration statement on Form S-3 (File No. 333-160852), which became effective upon filing with the SEC on July 29, 2009. During 2010, no Shares were sold under the Sales Agency Agreement.

Item 6.	Selected Financial Data

We derived the following summary financial and operating data, as of and for the five years ended December 31, 2006 through 2010, from our audited Consolidated Financial Statements (“Financial Statements”), except for “Other Data.” You should read this information together with Item 7 and Item 8.

	Years Ended December 31,
	2010	2009	2008(3)	2007(4)	2006
	(In thousands, except per share and employee data)

Income Statement Data
Revenue	$3,642,318	$4,556,503	$5,944,981	$4,363,492	$3,125,307
Cost of revenue	3,150,255	4,033,783	5,711,831	4,006,643	2,843,554

Gross profit	492,063	522,720	233,150	356,849	281,753
Selling and administrative expenses	185,213	204,911	215,457	153,667	133,769
Intangibles amortization	23,690	23,326	24,039	3,996	1,572
Other operating (income) expense, net(1)	(636)	15,324	(464)	(1,274)	773
Equity earnings	(19,464)	(35,064)	(41,092)	(5,106)	—

Income from operations	303,260	314,223	35,210	205,566	145,639
Interest expense	(16,686)	(21,383)	(21,109)	(7,269)	(4,751)
Interest income	4,955	1,817	8,426	31,121	20,420

Income before taxes	291,529	294,657	22,527	229,418	161,308
Income tax expense	(79,966)	(114,917)	(37,470)	(57,354)	(38,127)

Net income (loss)	211,563	179,740	(14,943)	172,064	123,181
Less: Net income attributable to noncontrolling interests	(7,004)	(5,451)	(6,203)	(6,424)	(6,213)

Net income (loss) attributable to CB&I	$204,559	$174,289	$(21,146)	$165,640	$116,968

Per Share Data
Net income (loss) attributable to CB&I per share — basic	$2.08	$1.82	$(0.22)	$1.73	$1.21
Net income (loss) attributable to CB&I per share — diluted	$2.04	$1.79	$(0.22)	$1.71	$1.19
Cash dividends per share	$—	$—	$0.16	$0.16	$0.12

Balance Sheet Data
Goodwill	$938,855	$962,690	$962,305	$942,344	$229,460
Total assets	$2,909,534	$3,016,767	$3,000,718	$3,153,423	$1,784,412
Long-term debt	$40,000	$80,000	$120,000	$160,000	$—
Total equity	$1,083,845	$897,290	$573,853	$738,577	$548,025

Other Financial Data
Gross profit percentage	13.5%	11.5%	3.9%	8.2%	9.0%
Depreciation and amortization	$72,885	$79,531	$78,244	$39,764	$28,026
Capital expenditures	$24,089	$47,839	$124,595	$88,308	$80,352

Other Data
New awards(2)	$3,361,127	$6,113,586	$4,286,792	$6,203,243	$4,429,283
Backlog(2)	$6,906,633	$7,199,462	$5,681,008	$7,698,643	$4,560,629
Number of employees:
Salaried	6,600	7,116	8,523	7,779	3,863
Hourly and craft	6,000	8,639	10,295	9,516	8,238

(1)	Other operating (income) expense, net, generally represents (gains) losses on the sale of property and equipment. However, 2009 included severance costs in all business sectors, costs associated with the reorganization of our business sectors and costs associated with the closure of certain fabrication facilities, partially offset by a gain on the sale of a non-controlling equity investment held by CB&I Lummus.

(2)	New awards represent the value of new project commitments received during a given period. These commitments are included in backlog until work is performed and revenue is recognized, or until cancellation. Backlog may also fluctuate with currency movements.

(3)	Our 2008 results of operations included charges totaling approximately $457,000 for projected costs to complete the South Hook and Isle of Grain II projects in the United Kingdom (“U.K.”). For additional information regarding these projects, see the “Results of Operations” section in Item 7.

(4)	Our 2007 and subsequent results of operations include the operating results of Lummus commencing on November 16, 2007, its acquisition date.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is provided to assist readers in understanding our financial performance during the periods presented and significant trends that may impact our future performance. This discussion should be read in conjunction with our Financial Statements and the related notes thereto.

CB&I is an integrated EPC provider and major process technology licensor. Founded in 1889, CB&I provides conceptual design, technology, engineering, procurement, fabrication, construction and commissioning services to customers in the energy and natural resource industries.

RESULTS OF OPERATIONS

CB&I’s reporting segments are comprised of our three business sectors: CB&I Steel Plate Structures, CB&I Lummus and Lummus Technology. Our new awards, revenue and income from operations by reporting segment are as follows:

				2010 vs. 2009		2009 vs. 2008
Years Ended December 31,	2010	2009	2008	$	%	$	%
	(In thousands)

New Awards
CB&I Steel Plate Structures	$1,303,930	$2,216,246	$2,562,599	$(912,316)	(41)%	$(346,353)	(14)%
CB&I Lummus	1,634,683	3,585,741	1,218,990	(1,951,058)	(54)%	2,366,751	194%
Lummus Technology	422,514	311,599	505,203	110,915	36%	(193,604)	(38)%

Total new awards	$3,361,127	$6,113,586	$4,286,792	$(2,752,459)	(45)%	$1,826,794	43%

Revenue
CB&I Steel Plate Structures	$1,442,145	$1,650,271	$2,011,911	$(208,126)	(13)%	$(361,640)	(18)%
CB&I Lummus	1,904,850	2,542,834	3,494,398	(637,984)	(25)%	(951,564)	(27)%
Lummus Technology	295,323	363,398	438,672	(68,075)	(19)%	(75,274)	(17)%

Total revenue	$3,642,318	$4,556,503	$5,944,981	$(914,185)	(20)%	$(1,388,478)	(23)%

Income (Loss) From Operations
CB&I Steel Plate Structures	$134,430	$147,194	$214,386	$(12,764)	(9)%	$(67,192)	(31)%
CB&I Lummus	82,574	86,127	(289,935)	(3,553)	(4)%	376,062	130%
Lummus Technology	86,256	80,902	110,759	5,354	7%	(29,857)	(27)%

Total income from operations	$303,260	$314,223	$35,210	$(10,963)	(3)%	$279,013	792%

Current Market Conditions  — We continue to have a broad diversity within the entire energy project spectrum, with more than 75% of our 2010 revenue coming from outside the U.S. Our revenue mix will continue to evolve consistent with changes in our backlog mix, as well as shifts in future global energy demand. We currently anticipate that investment in steel plate structures and energy processes projects will remain strong in many parts of the world. LNG investment also continues, with liquefaction projects increasing in comparison to regasification projects in certain geographies. With respect to Lummus Technology, we continue to see a resurgence in petrochemical activity in developing countries and, while refining activity remains slow, we are experiencing improving conditions.

2010 Versus 2009

Consolidated Results

New Awards/Backlog — During 2010, new awards, representing the value of new project commitments received during a given period, were $3.4 billion, compared with $6.1 billion during 2009. These commitments are included in backlog until work is performed and revenue is recognized, or until cancellation. The decrease in new awards over the comparable prior-year period was primarily a result of two significant awards during 2009 for CB&I Lummus; a refinery in Colombia (in excess of $1.4 billion) and a gas plant in Papua New Guinea (in excess of $1.0 billion). Our 2010 new awards were distributed among our business sectors as follows: CB&I Steel Plate Structures — $1.3 billion (39%), CB&I Lummus — $1.6 billion (49%) and Lummus Technology — $422.5 million (12%). Our 2009 awards were distributed as follows: CB&I Steel Plate Structures — $2.2 billion (36%), CB&I Lummus — $3.6 billion (59%) and Lummus Technology — $311.6 million (5%). See Segment Results below for further discussion.

Backlog at December 31, 2010 was approximately $6.9 billion, compared with $7.2 billion at December 31, 2009, as revenue exceeded new awards during the 2010 period. As of December 31, 2010, more than 80% of our backlog was for work outside the U.S.

Revenue — Revenue for 2010 was $3.6 billion, representing a $914.2 million decrease (20%) from 2009. Revenue decreased $208.1 million (13%) for CB&I Steel Plate Structures, $638.0 million (25%) for CB&I Lummus and $68.1 million (19%) for Lummus Technology. Our 2010 revenue was distributed among our business sectors as follows: CB&I Steel Plate Structures — $1.4 billion (40%), CB&I Lummus — $1.9 billion (52%) and Lummus Technology — $295.3 million (8%). Our 2009 revenue was distributed as follows: CB&I Steel Plate Structures — $1.7 billion (36%), CB&I Lummus — $2.5 billion (56%) and Lummus Technology — $363.4 million (8%). The lower revenue for 2010 was primarily due to the wind down of several projects for CB&I Lummus and CB&I Steel Plate Structures, which was only partially offset by activity on our large awards from the back half of 2009 as they are still in their early stages. Revenue from these large 2009 awards will increase in 2011 as construction activities increase. See Segment Results below for further discussion.

Gross Profit — Gross profit was $492.1 million (13.5% of revenue) for 2010 compared with $522.7 million (11.5% of revenue) for 2009. The increase in gross profit percentage, as compared to the comparable prior year period, primarily resulted from the prior year including a $77.0 million charge for the South Hook project in the U.K., partly offset by a favorable project claim resolution of approximately $20.0 million. The South Hook project has been completed since the first quarter of 2010.

Excluding the net impact of this 2009 charge, our 2010 gross profit as a percentage of revenue was higher than 2009, primarily due to a better project mix for CB&I Steel Plate Structures and Lummus Technology in the current year, project claim resolutions/incentives in each of our sectors and generally lower pre-contract costs, partly offset by the impact of lower revenue volume and cost increases on a project in the U.S. for CB&I Lummus.

Selling and Administrative Expenses — Selling and administrative expenses for 2010 were $185.2 million (5.1% of revenue), compared with $204.9 million (4.5% of revenue) for 2009. The absolute dollar decrease as compared to 2009 was primarily attributable to reductions in our global and business sector administrative support costs.

Other Operating (Income) Expense — Other operating income for 2010 was $0.6 million versus expense of $15.3 million for 2009. The prior year included severance costs in all of our business sectors, costs associated with the reorganization of our business sectors and costs associated with the closure of certain fabrication facilities. The reorganization and closure costs were related to CB&I Lummus and CB&I Steel Plate Structures. The prior year also included a gain on the sale of a non-controlling equity investment held by CB&I Lummus, which partially offset the previously noted severance, reorganization and facility closure costs. See Segment Results below for further discussion.

Equity Earnings — Equity earnings totaled $19.5 million for 2010, compared to $35.1 million for 2009. The decrease was due to lower technology licensing and catalyst sales in joint venture investments of Lummus Technology, attributable to a slowdown in refining activity.

Income from Operations — Income from operations for 2010 was $303.3 million (8.3% of revenue) versus $314.2 million (6.9% of revenue) during 2009. The decrease in absolute value and increase as a percentage of revenue were due to the reasons noted above. See Segment Results below for further discussion.

Interest Expense and Interest Income — Interest expense was $16.7 million during 2010, compared with $21.4 million during 2009. The current year benefited from the impact of lower debt balances, offset partially by $2.6 million of interest expense related to the timing of tax payments resulting from our periodic U.S. income tax compliance reviews and incremental costs during the second half of 2010 associated with the amendment and extension of our $1.1 billion revolving credit facility. Interest income was $5.0 million during 2010, compared with $1.8 million for 2009. The increase over 2009 was due to higher average cash balances and higher rates of return.

Income Tax Expense — Income tax expense for 2010 was $80.0 million (27.4% of pre-tax income), compared with $114.9 million (39.0% of pre-tax income). The rate decreased compared to 2009 primarily because we did not recognize an income tax benefit during 2009 for losses incurred in the U.K., primarily for the South Hook project. The current year rate also decreased relative to 2009 due to our U.S. versus non-U.S. pre-tax income mix.

Net Income Attributable to Noncontrolling Interests — Net income attributable to noncontrolling interests for 2010 was $7.0 million compared with $5.5 million for 2009. The change compared with 2009 was commensurate with the level of applicable operating income.

Segment Results

CB&I Steel Plate Structures

New Awards/Backlog — During 2010, new awards were $1.3 billion, compared with $2.2 billion in the comparable prior-year period. Significant new awards during 2010 included LNG storage tanks in Asia Pacific (in excess of $190.0 million), three storage tank awards in the Middle East (totaling approximately $170.0 million) and LNG work in Australia. Significant new awards during 2009 included LNG and condensate storage tanks in Australia (approximately $550.0 million), low temperature/cryogenic and ambient storage tanks in the Middle East (approximately $530.0 million), a crude oil terminal expansion project in Panama (approximately $100.0 million) and an LNG expansion project in the U.S. (approximately $100.0 million).

Revenue — Revenue was $1.4 billion during 2010, representing a decrease of $208.1 million (13%), compared with 2009. The decrease was primarily due to the wind down of two large tank projects in Australia and reduced oil sands related work in Canada, partly offset by a greater volume of petroleum storage tank work in Central America and revenue from our large third quarter 2009 storage tank awards in the Middle East and Australia. We anticipate higher sector revenue from these 2009 awards in 2011 as construction activities continue to increase.

Income from Operations — Income from operations for 2010 was $134.4 million (9.3% of revenue), versus $147.2 million (8.9% of revenue) during 2009. The prior year was negatively impacted by approximately $5.9 million of severance, reorganization and facility closure costs. The current year did not experience such costs and benefited from a better project mix, a claim settlement in the U.S., and lower pre-contract costs, partly offset by the impact of lower revenue volume.

CB&I Lummus

New Awards/Backlog — During 2010, new awards were $1.6 billion, compared with $3.6 billion in 2009. Significant new awards during 2010 included incremental releases for an oil sands project in Canada (approximately $340.0 million), a gas processing plant in the U.S. (approximately $280.0 million), engineering services for a floating production, storage and offloading facility in Europe (approximately $50.0 million), a gas processing plant in Peru (approximately $45.0 million), development services for an LNG integrated project in Russia, and scope increases on our existing projects, particularly in Papua New Guinea and Colombia. Awards during 2009 included a refinery in Colombia (in excess of $1.4 billion) and a gas plant in Papua New Guinea (in excess of $1.0 billion).

Revenue — Revenue was $1.9 billion during 2010, representing a decrease of $638.0 million (25%), compared with 2009. Our 2010 results were impacted by a lower volume of LNG work in South America and Europe and less refinery work in the U.S. and Europe, partly offset by a higher volume of oil sands related work in Canada and revenue from our large fourth quarter 2009 refinery and gas plant awards in Colombia and Papua New Guinea, respectively. We anticipate higher sector revenue from these 2009 awards in 2011 as construction activities continue to increase.

Income from Operations — Income from operations for 2010 was $82.6 million (4.3% of revenue), versus $86.1 million (3.4% of revenue) during 2009. Our 2009 results included charges of $77.0 million on the South Hook project, which was completed in the first quarter of 2010, offset partially by a favorable project claim resolution of approximately $20.0 million. Our 2009 results were also impacted by approximately $6.8 million of severance, reorganization and facility closure costs, net of a gain on the sale of a non-controlling equity investment. Relative to the comparable 2009 period, excluding the impact of the 2009 net charges noted above, the current year experienced a lower margin project mix and cost increases on a project in the U.S., partly offset by project incentives earned on a project in Asia Pacific and lower pre-contract and selling and administrative costs.

Lummus Technology

New Awards/Backlog — During 2010, new awards were $422.5 million, compared with $311.6 million in the comparable prior year period. Significant new awards during 2010 included awards for the license and engineering design of a propane dehydrogenation unit in China, engineering and heater technology for an ethylene expansion project in the U.S. and an ethylene cracking heater award in Russia. The increase over the comparable prior year period is attributable to increased heat transfer equipment orders as well as greater opportunities in the petrochemicals markets. The award activity for 2010 has primarily been located in Asia Pacific, the Middle East, the U.S. and Russia. Significant 2009 new awards included an ethylene cracking heaters award in Taiwan (approximately $40.0 million).

Revenue — Revenue was $295.3 million for 2010, representing a $68.1 million decrease (19%), compared with 2009. Our 2009 period benefited from a higher heater supply backlog going into the year, while 2010 has been impacted by lower beginning of the year heater supply backlog. The decrease for 2010 was partially offset by higher licensing revenue attributable to an increase in petrochemical award activity.

Income from Operations — Income from operations for 2010 was $86.3 million (29.2% of revenue), versus $80.9 million (22.3% of revenue) during 2009. Our 2010 results were positively impacted by a greater ratio of higher margin licensing technology revenue compared to heat transfer revenue, a favorable project claim resolution, and lower selling and administrative costs, partly offset by lower equity earnings. We experienced lower equity earnings from joint venture investments in 2010 due to lower technology licensing and catalyst sales which are attributable to a slowdown in refining activity. Our 2009 results were also impacted by severance costs totaling $2.6 million.

2009 Versus 2008

Consolidated Results

New Awards/Backlog — During 2009, new awards were $6.1 billion, compared with $4.3 billion during 2008. The increase in new awards over the comparable prior-year period was primarily a result of two significant awards during 2009 for CB&I Lummus: a refinery award in Colombia (in excess of $1.4 billion) and a gas plant in Papua New Guinea (in excess of $1.0 billion). Our 2009 new awards were distributed among our business sectors as follows: CB&I Steel Plate Structures — $2.2 billion (36%), CB&I Lummus — $3.6 billion (59%) and Lummus Technology — $311.6 million (5%). Our 2008 awards were distributed as follows: CB&I Steel Plate Structures — $2.6 billion (60%), CB&I Lummus — $1.2 billion (28%) and Lummus Technology — $505.2 million (12%). See Segment Results below for further discussion.

Backlog at December 31, 2009 was approximately $7.2 billion, compared with $5.7 billion at December 31, 2008, representing a $1.5 billion increase, which is primarily a result of the significant 2009 awards noted above.

Revenue — Revenue for 2009 was $4.6 billion, decreasing $1.4 billion (23%) from 2008. Revenue decreased $361.6 million (18%) for CB&I Steel Plate Structures, $951.6 million (27%) for CB&I Lummus and $75.3 million (17%) for Lummus Technology. Our 2009 revenue was distributed among our business sectors as follows: CB&I Steel Plate Structures — $1.7 billion (36%), CB&I Lummus — $2.5 billion (56%) and Lummus Technology — $363.4 million (8%). Our 2008 revenue was distributed as follows: CB&I Steel Plate Structures — $2.0 billion (34%), CB&I Lummus — $3.5 billion (59%) and Lummus Technology — $438.7 million (7%). See Segment Results below for further discussion.

Gross Profit — Gross profit was $522.7 million (11.5% of revenue) for 2009 compared with $233.2 million (3.9% of revenue) for 2008. During 2008, CB&I Lummus recognized a $457.0 million charge associated with the South Hook and Isle of Grain II projects in the U.K. (“the U.K. Projects”). Although 2009 reflected a $77.0 million charge for the South Hook project, the year benefited from a favorable claim settlement for CB&I Lummus and a favorable project gross profit mix across all business sectors, offset partially by higher pre-contract costs and the impact of lower revenue volume.

Selling and Administrative Expenses — Selling and administrative expense for 2009 was $204.9 million (4.5% of revenue), compared with $215.5 million (3.6% of revenue) for 2008. The absolute dollar decrease as compared to 2008 was primarily attributable to a significant reduction in our global and business sector administrative support costs, partly offset by higher incentive program costs in 2009.

Other Operating Expense (Income) — Other operating expense for 2009 was $15.3 million versus income of ($0.5) million in 2008. Included in 2009 were severance costs in all business sectors, costs associated with the reorganization of our business sectors and costs associated with the closure of certain fabrication facilities. The reorganization and closure costs were related to CB&I Lummus and CB&I Steel Plate Structures. These costs were partly offset by a gain on the sale of a non-controlling equity investment held by CB&I Lummus.

Equity Earnings — Equity earnings totaled $35.1 million for 2009, compared to $41.1 million for 2008. The decrease was due primarily to 2008 including higher technology licensing and catalyst sales for various proprietary technologies in joint venture investments of Lummus Technology.

Income from Operations — Income from operations for 2009 was $314.2 million (6.9% of revenue) versus income from operations of $35.2 million (0.6% of revenue) for 2008. The increase was due to the reasons noted above. See Segment Results below for further discussion.

Interest Expense and Interest Income — Interest expense was $21.4 million during 2009, compared with $21.1 million during 2008. The higher 2009 expense reflects the full year impact of higher costs resulting from the amendment of our credit facilities in the second half of 2008, offset partially by a lower debt balance. Interest income was $1.8 million for 2009, compared with $8.4 million for 2008. The decrease was due to lower average cash balances and lower rates of return.

Income Tax Expense — Income tax expense for 2009 was $114.9 million (39.0% of pre-tax income), versus income tax expense of $37.5 million (166.3% of pre-tax income) for 2008. Our 2008 income tax rate was impacted by the aforementioned charges on the U.K. Projects, for which we did not provide an income tax benefit for their net losses in the third and fourth quarters of 2008. Our 2009 income tax rate also reflects the impact of project losses in the U.K., where we have not provided an associated income tax benefit, partially offset by the income tax benefit of previously unrecognized net operating losses utilized during the current year in other jurisdictions, primarily The Netherlands.

Net Income Attributable to Noncontrolling Interests — Net income attributable to noncontrolling interests for 2009 was $5.5 million compared with $6.2 million for 2008. The change compared with 2008 was commensurate with the level of applicable operating income.

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

Revenue — Revenue was $1.7 billion during 2009, representing a decrease of $361.6 million (18%), compared with 2008. The decrease was primarily due to the timing of 2009 awards, which largely occurred during the back half of the year, reduced oil sands related work in Canada, reduced activity in the U.S. and the wind down of a large project in Australia.

Income from Operations — Income from operations for 2009 was $147.2 million (8.9% of revenue), versus $214.4 million (10.7% of revenue) for 2008. Our project gross profit mix was comparable between 2009 and 2008; however, our 2009 results were impacted by lower revenue volume and higher pre-contract costs. Additionally, 2009 was negatively impacted by severance, reorganization and facility closure costs totaling approximately $5.9 million.

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

Income (Loss) from Operations — Income from operations for 2009 was $86.1 million (3.4% of revenue), versus a loss from operations of ($289.9) million (8.3% of revenue) during 2008. Included in our 2008 results was a $457.0 million charge for the U.K. Projects. Although our 2009 results included a $77.0 million charge for the South Hook project and included severance, reorganization and facility closure costs, higher pre-contract costs, and was impacted by lower revenue volume, the year benefited from a favorable project gross profit mix and a favorable claim settlement. Severance, reorganization and facility closure costs, net of a gain on the sale of a non-controlling equity investment, totaled approximately $6.8 million in 2009.

The charges for the South Hook project in 2008, and to a lesser extent in 2009, reflected projected cost increases resulting from significant weather delays and poor labor productivity and subcontractor performance, which extended our schedule for completion beyond our previous estimates. Additionally, as we approached progress completion, we were unable to achieve the rate of labor reduction anticipated in our estimates; absenteeism, intermittent labor walkouts and labor strike activity were significant, and this impacted the scheduling of work and increased inefficiencies, which further impacted productivity and costs; and we transferred control of the site to the project owner in 2009, which required a more stringent permit to work process that was also controlled by the owner, resulting in delays to our work processes and increased costs. The South Hook project was essentially complete as of December 31, 2009.

Lummus Technology

New Awards/Backlog — During 2009, new awards were $311.6 million, compared with $505.2 million in the comparable prior year period. Our most significant 2009 new award was for ethylene cracking heaters in China

(approximately $40.0 million). During 2008, significant awards included heat transfer equipment for a petrochemical complex in the Middle East (approximately $140.0 million), and a licensing and engineering award for a petrochemical complex in India.

Revenue — Revenue was $363.4 million for 2009, representing a decrease of $75.3 million (17%), compared with 2008. Our 2009 results were impacted by a lower opening backlog entering into 2009 than 2008 and fewer 2009 licensing and heater supply awards, reflecting the uncertainty in the markets in late 2008 and early 2009.

Income from Operations — Income from operations for 2009 was $80.9 million (22.3% of revenue), versus $110.8 million (25.2% of revenue) for 2008. Our 2009 results were impacted by lower revenue volume, lower equity earnings due to fewer joint venture licensing awards, and severance costs totaling approximately $2.6 million, offset partially by a favorable project gross profit mix and lower research and development and selling and administrative costs.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents — At December 31, 2010, cash and cash equivalents totaled $481.7 million.

Operating — During 2010, cash flows from operations totaled $288.4 million, as cash generated from our earnings was partly offset by an overall increase in working capital levels. The increase in working capital was the result of a decrease in accounts payable ($112.6 million) and an increase in net contracts in progress ($37.0 million) in all three of our sectors, largely offset by a decrease in accounts receivable ($124.4 million), primarily for CB&I Lummus due to receivable collections on major projects.

Investing — During 2010, net cash used in investing activities totaled $58.4 million. Net cash outflows associated with acquisitions during the period totaled $42.8 million, including approximately $38.4 million (net of cash acquired) for the acquisition of CR&L and $4.4 million for various other Lummus Technology investments. Additionally, capital expenditures for 2010 totaled $24.1 million. These cash outflows were partially offset by proceeds from the sale of property and equipment during the period totaling approximately $8.5 million. For 2011, capital expenditures are anticipated to be in the range of $50.0 to $60.0 million.

We continue to evaluate and selectively pursue opportunities for additional expansion of our business through acquisition of complementary businesses. These acquisitions, if they arise, may involve the use of cash or may require further debt or equity financing.

Financing — During 2010, net cash flows used in financing activities totaled $86.3 million, primarily resulting from the purchase of $51.5 million of stock under our share repurchase program (2.7 million shares at an average price of $19.07 per share) and a fourth quarter $40.0 million installment payment on our Term Loan (see below). Additional cash used in financing activities was related to fees associated with the amendment and extension of our $1.1 billion revolving credit facility and distributions to our non-controlling interest partners, both of which are included within revolving facility costs and other. Our cash outflows were partially offset by $10.8 million of cash proceeds from the issuance of shares associated with our stock plans and $7.6 million of tax benefits associated with tax deductions in excess of recognized stock-based compensation costs.

Effect of Exchange Rate Changes on Cash — During 2010, our cash balance increased by $12.1 million due to the impact of changes in functional currency exchange rates against the U.S. dollar on non-U.S. dollar cash balances. The unrealized gain on our cash balance resulting from this exchange rate movement is reflected in the cumulative translation component of other comprehensive income (loss). Our cash held in non-U.S. dollar currencies is used primarily for project-related and other operating expenditures in those currencies, and therefore, our exposure to realized exchange gains and losses is not anticipated to be material.

Letters of Credit/Bank Guarantees/Debt/Surety Bonds — Our primary internal source of liquidity is cash flow generated from operations. Capacity under a revolving credit facility is also available, if necessary, to fund operating or investing activities. We have a four-year, $1.1 billion, committed and unsecured revolving credit facility with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, and Bank of America, N.A. (“BofA”), as syndication agent, which was amended effective July 23, 2010 (the “Revolving Facility”). The amendment extended the Revolving Facility’s term through July 23, 2014, and maintained the $1.1 billion of capacity and $550.0 million borrowing sublimit under the previous facility. Additionally, the Revolving Facility maintained financial covenants similar to those of the previous facility, such as a maximum leverage ratio of 2.50, a minimum fixed charge coverage ratio of 1.75 and a minimum net worth level calculated as $732.3 million at December 31, 2010. The Revolving Facility also includes customary restrictions regarding subsidiary indebtedness, sales of assets, liens, investments, type of business conducted and mergers and acquisitions, among other restrictions. No direct borrowings were outstanding under the Revolving Facility as of December 31, 2010; however, we had issued $403.9 million of letters of credit. Such letters of credit are generally issued to customers in the ordinary course of business to support advance payments and performance guarantees, in lieu of retention on our contracts, or in certain cases, are issued in support of our insurance program. As of December 31, 2010, we had $696.1 million of available capacity under the Revolving Facility.

In addition to the Revolving Facility, we have three committed and unsecured letter of credit and term loan agreements (the “LC Agreements”) with BofA, as administrative agent, JPMorgan, and various private placement note investors. Under the terms of the LC Agreements, either BofA or JPMorgan (the “LC Issuers”) can issue letters of credit. In the aggregate, they provide up to $275.0 million of capacity. As of December 31, 2010, no direct borrowings were outstanding under the LC Agreements, but all three tranches were fully utilized. Tranche A, a $50.0 million facility, and Tranche B, a $100.0 million facility, are both five-year facilities which expire in November 2011. Tranche C is an eight-year, $125.0 million facility expiring in November 2014. The LC Agreements have financial and restrictive covenants similar to those noted above for the Revolving Facility. In the event of our default under the LC Agreements, including our failure to reimburse a draw against an issued letter of credit, the LC Issuers could transfer their claim against us, to the extent such amount is due and payable by us under the LC Agreements, to the private placement lenders, creating a term loan that is due and payable no later than the stated maturity of the respective LC Agreement. In addition to quarterly letter of credit fees that we pay under the LC Agreements, we would be assessed an applicable rate of interest over LIBOR to the extent that a term loan is in effect.

Additionally, we have $80.0 million remaining on our unsecured term loan (the “Term Loan”) with JPMorgan, as administrative agent, and BofA, as syndication agent. Interest under the Term Loan is paid quarterly in arrears and, at our election, is based upon LIBOR plus an applicable floating margin. However, we have an interest rate swap that provides for an interest rate of approximately 5.57%, inclusive of the applicable floating margin. The Term Loan is scheduled to be repaid in equal installments of $40.0 million per year, with the last principal payment due in November 2012. The Term Loan has financial and restrictive covenants similar to those noted above for the Revolving Facility.

We also have various short-term, uncommitted revolving credit facilities (the “Uncommitted Facilities”) across several geographic regions of approximately $1.3 billion. These facilities are generally used to provide letters of credit or bank guarantees to customers to support advance payments and performance guarantees in the ordinary course of business or in lieu of retention on our contracts. At December 31, 2010, we had available capacity of $633.2 million under these facilities. In addition to providing letters of credit or bank guarantees, we also issue surety bonds in the ordinary course of business to support our contract performance.

As of December 31, 2010, we were in compliance with all of our restrictive covenants and financial covenants, with a leverage ratio of 0.34, a fixed charge coverage ratio of 5.65, and net worth of $1.1 billion. Our ability to remain in compliance with such lending facilities could be impacted by circumstances or conditions beyond our control, including but not limited to the delay or cancellation of projects, changes in currency exchange or interest rates, performance of pension plan assets, or changes in actuarial assumptions. Further, we could be impacted if our customers experience a material change in their ability to pay us or if the banks associated with our lending facilities were to cease or reduce operations.

For a further discussion of letters of credit and surety bonds, as well as the Term Loan, see Notes 7 and 10 to our Financial Statements.

Sales Agency Agreement — We have a Sales Agency Agreement with Calyon, pursuant to which we may issue and sell from time to time, with Calyon as our sales agent, up to 10.0 million shares of our common stock. During 2010, no Shares were sold under the Sales Agency Agreement.

Contractual Obligations — Our contractual obligations at December 31, 2010 were as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)

Operating leases	$215,292	$43,706	$61,206	$38,674	$71,706
Term Loan(1)	86,394	44,452	41,942	—	—
Self-insurance obligations(2)	3,627	3,627	—	—	—
Pension funding obligations(3)	16,300	16,300	—	—	—
Postretirement benefit funding obligations(3)	4,300	4,300	—	—	—
Purchase obligations(4)	—	—	—	—	—
Unrecognized tax benefits(5)	—	—	—	—	—

Total contractual obligations	$325,913	$112,385	$103,148	$38,674	$71,706

(1)	As noted above, we have an interest rate swap that provides for an interest rate of approximately 5.57% on our Term Loan. The Term Loan obligation includes interest accruing at this fixed rate.

(2)	Amount represents expected 2011 payments associated with our self-insurance program. Payments beyond one year have not been included as amounts are not determinable on a year-by-year basis.

(3)	Amounts represent expected 2011 contributions to fund our defined benefit pension and other postretirement plans. Contributions beyond one year have not been included as amounts are not determinable.

(4)	In the ordinary course of business, we enter into purchase commitments to satisfy our requirements for materials and supplies for contracts that have been awarded. These purchase commitments (which are expected to be recovered from our customers) are generally settled in less than one year. We do not enter into long-term purchase commitments on a speculative basis for fixed or minimum quantities.

(5)	Payments for reserved tax contingencies of $17.2 million are not included as the timing of specific tax payments is not determinable.

Other — We believe that our cash on hand, funds generated by operations, amounts available under our existing Revolving Facility, LC Agreements and Uncommitted Facilities, and other external sources of liquidity, such as the issuance of debt and equity instruments, will be sufficient to finance our capital expenditures, settle our commitments and contingencies (as more fully described in Note 10 to our Financial Statements) and address our working capital needs for the foreseeable future. However, there can be no assurance that such funding will be available, as our ability to generate cash flows from operations and our ability to access funding under our Revolving Facility, LC Agreements and Uncommitted Facilities at current prices may be impacted by a variety of business, economic, legislative, financial and other factors, which may be outside of our control. Additionally, while we currently have significant uncommitted bonding facilities, primarily to support various commercial provisions in our contracts, a termination or reduction of these bonding facilities could result in the utilization of letters of credit in lieu of performance bonds, thereby reducing our available capacity under the Revolving Facility and LC Agreements. Although we do not anticipate a reduction or termination of the bonding facilities, there can be no assurance that such facilities will be available at reasonable terms to service our ordinary course obligations.

We are a defendant in a number of lawsuits arising in the normal course of business and we have in place appropriate insurance coverage for the type of work that we have performed. As a matter of standard policy, we review our litigation accrual quarterly and as further information is known on pending cases, increases or decreases, as appropriate, may be recorded. For a discussion of pending litigation, including lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed, see Note 10 to our Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

We use operating leases for facilities and equipment when they make economic sense, including sale-leaseback arrangements. We have no other significant off-balance sheet arrangements.

NEW ACCOUNTING STANDARDS

For a discussion of new accounting standards, see the applicable section in Note 2 to our Financial Statements.

CRITICAL ACCOUNTING ESTIMATES

The discussion and analysis of financial condition and results of operations are based upon our Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. We continually evaluate our estimates based upon historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our management has discussed the development and selection of our critical accounting estimates with the Audit Committee of our Supervisory Board of Directors. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Financial Statements:

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

Contract revenue reflects the original contract price adjusted for approved change orders and estimated minimum recoveries of unapproved change orders and claims. We recognize revenue associated with unapproved change orders and claims to the extent that related costs have been incurred, recovery is probable and the value can be reliably estimated. For 2010 and 2009, we had no material unapproved change orders or claims recognized in revenue. For 2008, we had projects with unapproved change orders or claims of approximately $50.0 million factored into the determination of their revenue and estimated costs.

Losses expected to be incurred on contracts in progress are charged to earnings in the period such losses become known. Net losses recognized during 2010, 2009 and 2008 for active projects in a loss position totaled approximately $18.0 million, $90.0 million and $453.0 million, respectively.

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

Financial Instruments — We utilize derivative instruments in certain circumstances to mitigate the effects of changes in foreign currency exchange rates and interest rates, as described below:

•	Foreign Currency Exchange Rate Derivatives — We do not engage in currency speculation; however, we do utilize foreign currency derivatives on an on-going basis to mitigate certain foreign currency-related operating exposures and to hedge intercompany loans utilized to finance our non-U.S. subsidiaries. We generally seek hedge accounting treatment for contracts used to hedge operating exposures and designate them as “cash flow hedges.” Therefore, gains and losses exclusive of credit risk and forward points (which represent the time-value component of the fair value of our derivative positions) are included in accumulated other comprehensive income (loss) (“AOCI”) until the associated underlying operating exposure impacts our earnings.

Changes in the fair value of credit risk and forward points, gains and losses associated with instruments deemed ineffective during the period and instruments that we do not designate as cash flow hedges, including those instruments used to hedge intercompany loans, are recognized within cost of revenue.

•	Interest Rate Derivatives — Our interest rate derivatives are limited to a swap arrangement in place to hedge against interest rate variability associated with our Term Loan. The swap arrangement is designated as a cash flow hedge, as its critical terms matched those of the Term Loan at inception and as of December 31, 2010. Therefore, changes in the fair value of the hedge are included in AOCI.

Income Taxes — Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The final realization of deferred tax assets depends upon our ability to generate sufficient future taxable income of the appropriate character and in the appropriate jurisdictions. We have not provided a valuation allowance against approximately $57.8 million of our net U.K. deferred tax asset associated with net operating losses, as we believe that it is more likely than not that the recorded net deferred tax asset will be utilized from future earnings and contracting strategies. During 2010, the U.K. deferred tax asset decreased by $11.2 million.

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

Insurance — We maintain insurance coverage for various aspects of our business and operations. However, we retain a portion of anticipated losses through the use of deductibles and self-insured retentions for our exposures related to third-party liability and workers’ compensation. Management regularly reviews estimates of reported and unreported claims through analysis of historical and projected trends, in conjunction with actuaries and other consultants, and provides for losses through insurance reserves. As claims develop and additional information becomes available, adjustments to loss reserves may be required. If actual results are not consistent with our assumptions, we may be exposed to gains or losses that could be material. A hypothetical ten percent change in our self-insurance reserves at December 31, 2010 would have impacted our pre-tax income by approximately $2.2 million for 2010.

Recoverability of Goodwill and Finite-Lived Intangible Assets — Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually via a two-phase process, absent any indicators of impairment. Our goodwill impairment analysis requires us to allocate goodwill to our reporting units, compare the fair value of each reporting unit with its carrying amount, including goodwill, and then, if necessary, record a goodwill impairment charge in an amount equal to the excess, if any, of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill.

The primary method we employ to estimate the fair value of each reporting unit is the discounted cash flow method. This methodology is based, to a large extent, on assumptions about future events, which may or may not occur as anticipated, and such deviations could have a significant impact on the estimated fair values calculated. These assumptions include, but are not limited to, estimates of future growth rates, discount rates and terminal values of reporting units. Our goodwill balance at December 31, 2010 was $938.9 million. Based upon our current strategic planning and associated goodwill impairment assessments, there are currently no indicators of impairment for any of our reporting units.

We review tangible assets and finite-lived intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation is required, the estimated cash flows associated with the asset or asset group will be compared to the asset’s carrying amount to determine if an impairment exists. Finite-lived identifiable intangible assets are amortized on a straight-line basis over estimated useful lives ranging from 5 to 20 years, absent any indicators of impairment. For further discussion regarding goodwill and other intangibles, see Note 4 to our Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk — We are exposed to market risk associated with changes in foreign currency exchange rates, which may adversely affect our results of operations and financial condition. One form of exposure to fluctuating exchange rates relates to the effects of translating financial statements of foreign operations into our reporting currency, which are recognized as a cumulative translation adjustment in AOCI. We generally do not hedge our exposure to potential foreign currency translation adjustments.

We do not engage in currency speculation; however, we do utilize foreign currency derivatives on an on-going basis to mitigate certain foreign currency-related operating exposures and to hedge intercompany loans utilized to finance non-U.S. subsidiaries. We generally seek hedge accounting treatment for contracts used to hedge operating exposures and designate them as “cash flow hedges.” Therefore, gains and losses exclusive of credit risk and forward points are included in AOCI until the associated underlying operating exposure impacts our earnings. Changes in the fair value of forward points, gains and losses associated with instruments deemed ineffective during the period and instruments that we do not designate as cash flow hedges, including those instruments used to hedge intercompany loans, are recognized within cost of revenue and were not material during 2010.

At December 31, 2010, the outstanding notional value of our outstanding forward contracts to hedge certain foreign exchange-related operating exposures totaled $76.2 million, including foreign currency exchange rate exposure associated with the following currencies: Euro ($44.0 million), Singapore Dollar ($10.8 million), Czech Koruna ($10.5 million), Russian Ruble ($5.0 million), Colombian Peso ($3.2 million), British Pound ($1.5 million) and Thai Bhat ($1.2 million). The total net fair value of these contracts was a gain of approximately $0.7 million. The potential change in fair value for our outstanding contracts from a hypothetical ten percent change in quoted foreign currency exchange rates would have been approximately $0.1 million and $0.2 million at December 31, 2010 and 2009, respectively.

At December 31, 2010, the outstanding notional value of our outstanding forward contracts to hedge certain intercompany loans utilized to finance non-U.S. subsidiaries totaled $24.4 million, including foreign currency exchange rate exposure associated with the Singapore Dollar ($13.9 million) and Euro ($10.5 million). The potential change in fair value for our outstanding contracts from a hypothetical ten percent change in quoted foreign currency exchange rates would have been approximately $0.1 million and $0.3 million at December 31, 2010 and 2009, respectively.

Interest Rate Risk — We continue to utilize a swap arrangement to hedge against interest rate variability associated with our Term Loan. The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Loan at inception and as of December 31, 2010. Accordingly, changes in the fair value of the hedge are recognized through AOCI. The potential change in fair value for our interest rate swap from a hypothetical one percent change in the LIBOR rate would have been approximately $0.9 million and $2.0 million at December 31, 2010 and 2009, respectively.

Other — The carrying value of our cash and cash equivalents, accounts receivable, accounts payable and notes payable approximates their fair values because of the short-term nature of these instruments. At December 31, 2010 and 2009, the fair value of our long-term debt, based upon the current market rates for debt with similar credit risk and maturity, approximated its carrying value as interest is based upon LIBOR plus an applicable floating spread and is paid quarterly in arrears. See Note 8 to our Financial Statements for quantification of our financial instruments.

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

Based on our evaluation under the framework in Internal Control — Integrated Framework, our principal executive officer and principal financial officer concluded our internal control over financial reporting was effective as of December 31, 2010. The conclusion of our principal executive officer and principal financial officer is based upon the recognition that there are inherent limitations in all systems of internal control, including the possibility of human error and the circumvention or overriding of controls. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Philip K. Asherman Philip K. Asherman President and Chief Executive Officer	/s/ Ronald A. Ballschmiede Ronald A. Ballschmiede Executive Vice President and Chief Financial Officer

February 22, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Supervisory Board and Shareholders of
Chicago Bridge & Iron Company N.V.

We have audited Chicago Bridge & Iron Company N.V. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Chicago Bridge & Iron Company N.V. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Chicago Bridge & Iron Company N.V. and subsidiaries’ maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Chicago Bridge & Iron Company N.V. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule for each of the three years in the period ended December 31, 2010, listed in the Index at Item 15. Our report dated February 22, 2011, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Houston, Texas
February 22, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Supervisory Board and Shareholders of
Chicago Bridge & Iron Company N.V.

We have audited the accompanying consolidated balance sheets of Chicago Bridge & Iron Company N.V. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule for each of the three years in the period ended December 31, 2010, listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chicago Bridge & Iron Company N.V. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chicago Bridge & Iron Company N.V. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2011, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Houston, Texas
February 22, 2011

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)

Revenue	$3,642,318	$4,556,503	$5,944,981
Cost of revenue	3,150,255	4,033,783	5,711,831

Gross profit	492,063	522,720	233,150
Selling and administrative expenses	185,213	204,911	215,457
Intangibles amortization	23,690	23,326	24,039
Other operating (income) expense, net	(636)	15,324	(464)
Equity earnings	(19,464)	(35,064)	(41,092)

Income from operations	303,260	314,223	35,210
Interest expense	(16,686)	(21,383)	(21,109)
Interest income	4,955	1,817	8,426

Income before taxes	291,529	294,657	22,527
Income tax expense	(79,966)	(114,917)	(37,470)

Net income (loss)	211,563	179,740	(14,943)
Less: Net income attributable to noncontrolling interests	(7,004)	(5,451)	(6,203)

Net income (loss) attributable to CB&I	$204,559	$174,289	$(21,146)

Net income (loss) attributable to CB&I per share:
Basic	$2.08	$1.82	$(0.22)
Diluted	$2.04	$1.79	$(0.22)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands, except share data)

ASSETS
Cash and cash equivalents	$481,738	$326,000
Accounts receivable, net	360,499	477,844
Costs and estimated earnings in excess of billings	144,133	221,569
Deferred income taxes (Note 13)	105,615	85,224
Other current assets	110,501	84,941

Total current assets	1,202,486	1,195,578

Equity investments (Note 5)	92,400	132,258
Property and equipment, net (Note 6)	290,206	316,112
Non-current contract retentions (Note 2)	4,162	7,146
Deferred income taxes (Note 13)	98,049	102,538
Goodwill (Note 4)	938,855	962,690
Other intangibles, net (Note 4)	215,401	216,910
Other non-current assets	67,975	83,535

Total assets	$2,909,534	$3,016,767

LIABILITIES
Notes payable (Note 7)	$334	$709
Current maturity of long-term debt (Note 7)	40,000	40,000
Accounts payable	359,225	467,944
Accrued liabilities (Note 6)	235,829	235,242
Billings in excess of costs and estimated earnings	805,245	920,732
Income taxes payable	—	15,248

Total current liabilities	1,440,633	1,679,875

Long-term debt (Note 7)	40,000	80,000
Other non-current liabilities (Note 6)	244,080	258,517
Deferred income taxes (Note 13)	100,976	101,085

Total liabilities	1,825,689	2,119,477

Commitments and contingencies (Note 10)	—	—
SHAREHOLDERS’ EQUITY
Common stock, Euro .01 par value; shares authorized: 250,000,000 in 2010 and 2009;
shares issued: 101,522,318 in 2010 and 2009; shares outstanding: 99,342,999 in
2010 and 100,203,855 in 2009	1,190	1,190
Additional paid-in capital	352,420	359,283
Retained earnings	783,171	578,612
Stock held in Trust (Note 11)	(20,161)	(33,576)
Treasury stock, at cost: 2,179,319 shares in 2010 and 1,318,463 in 2009	(40,166)	(30,872)
Accumulated other comprehensive loss (Note 11)	(20,992)	(817)

Total CB&I shareholders’ equity	1,055,462	873,820

Noncontrolling interests	28,383	23,470

Total shareholders’ equity	1,083,845	897,290

Total liabilities and shareholders’ equity	$2,909,534	$3,016,767

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Net income (loss)	$211,563	$179,740	$(14,943)
Other comprehensive income (loss):
Currency translation adjustment (net of tax of $10,861, ($12,188), and $14,452)	(1,638)	38,275	(44,932)
Change in unrealized fair value of cash flow hedges (net of tax of ($1,006), ($2,033), and $6,488)	2,013	6,518	(29,432)
Change in unrecognized net prior service pension credits (net of tax of ($41), $676, and $79)	(144)	(685)	(150)
Change in unrecognized net actuarial pension (gains) losses (net of tax of $8,116, ($10,239), and $1,305)	(19,436)	21,320	(11,625)

Comprehensive income (loss)	192,358	245,168	(101,082)
Less: Net income attributable to noncontrolling interests (net of tax of $741, $0, and $0)	(7,004)	(5,451)	(6,203)
Less: Currency translation adjustment attributable to noncontrolling interests (net of tax of $0, $0, and $0)	(970)	9	33

Comprehensive income (loss) attributable to CB&I	$184,384	$239,726	$(107,252)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Cash Flows from Operating Activities

Net income (loss)	$211,563	$179,740	$(14,943)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	72,885	79,531	78,244
Deferred taxes	1,640	(7,937)	(42,178)
Stock-based compensation expense	31,286	28,580	18,675
Equity earnings, net	(16,296)	(34,049)	(37,907)
Loss (gain) on property and equipment and equity investments	4,637	(2,644)	(464)
Unrealized loss (gain) on foreign currency hedge ineffectiveness	340	(2,968)	3,680
Excess tax benefits from stock-based compensation	(7,625)	(175)	(3,113)
Changes in operating assets and liabilities:
Decrease in receivables, net	124,365	117,787	44,947
Change in contracts in progress, net	(37,017)	37,101	(130,044)
Decrease (increase) in non-current contract retentions	2,984	(5,173)	1,416
(Decrease) increase in accounts payable	(112,558)	(220,098)	137,256
Decrease (increase) in other current and non-current assets	21,977	9,803	(32,883)
(Decrease) increase in income taxes payable	(15,248)	(5,522)	19,370
Decrease in accrued and other non-current liabilities	(15,198)	(1,020)	(14,683)
Decrease in equity investments	26,853	24,219	31,500
(Increase) decrease in other	(6,182)	51,588	(21,842)

Net cash provided by operating activities	288,406	248,763	37,031

Cash Flows from Investing Activities
Cost of business acquisitions, net of cash acquired	(42,813)	(2,000)	—
Capital expenditures	(24,089)	(47,839)	(124,595)
Proceeds from sale of property and equipment and equity investments	8,526	27,473	3,346

Net cash used in investing activities	(58,376)	(22,366)	(121,249)

Cash Flows from Financing Activities
(Decrease) increase in notes payable	(376)	186	(407)
Repayment of debt	(40,000)	(40,000)	(40,000)
Excess tax benefits from stock-based compensation	7,625	175	3,113
Purchase of treasury stock	(51,460)	(680)	(80,604)
Issuance of stock associated with stock plans	10,808	53,051	10,541
Dividends paid	—	—	(15,359)
Revolving facility costs and other	(12,940)	—	—

Net cash (used in) provided by financing activities	(86,343)	12,732	(122,716)

Effect of exchange rate changes on cash	12,051	(1,350)	(10,722)

Increase (decrease) in cash and cash equivalents	155,738	237,779	(217,656)
Cash and cash equivalents, beginning of the year	326,000	88,221	305,877

Cash and cash equivalents, end of the year	$481,738	$326,000	$88,221

Supplemental Cash Flow Disclosures
Cash paid for interest	$12,571	$16,812	$18,639
Cash paid for income taxes (net of refunds)	$71,838	$113,403	$62,405

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

									(Note 11)
									Accumulated
			Additional						Other		Total
	Common Stock		Paid-In	Retained	Stock Held in Trust		Treasury Stock		Comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Shares	Amount	Income (Loss)	Interests	Equity

Balance at December 31, 2007	96,691	$1,154	$355,487	$440,828	784	$(21,493)	2,383	$(69,109)	$19,852	$11,858	$738,577
Net income	—	—	—	(21,146)	—	—	—	—	—	6,203	(14,943)
Currency translation adjustment, net	—	—	—	—	—	—	—	—	(44,899)	(33)	(44,932)
Change in unrealized fair value of cash flow hedges, net	—	—	—	—	—	—	—	—	(29,432)	—	(29,432)
Change in unrecognized net prior service pension credits, net	—	—	—	—	—	—	—	—	(150)	—	(150)
Change in unrecognized net actuarial pension gains, net	—	—	—	—	—	—	—	—	(11,625)	—	(11,625)
Dividends to common shareholders ($0.04 per share)	—	—	—	(15,359)	—	—	—	—	—	—	(15,359)
Stock-based compensation expense	—	—	18,675	—	—	—	—	—	—	—	18,675
Issuance of treasury stock to Trust	406	—	6,859	—	406	(17,625)	(406)	10,766	—	—	—
Release of Trust shares	—	—	(5,622)	—	(281)	7,189	—	—	—	—	1,567
Purchase of treasury stock	(2,519)	—	—	—	—	—	2,519	(80,604)	—	—	(80,604)
Issuance of stock associated with stock plans	699	—	(6,755)	—	—	—	(699)	18,834	—	—	12,079

Balance at December 31, 2008	95,277	1,154	368,644	404,323	909	(31,929)	3,797	(120,113)	(66,254)	18,028	573,853
Net income	—	—	—	174,289	—	—	—	—	—	5,451	179,740
Currency translation adjustment, net	—	—	—	—	—	—	—	—	38,284	(9)	38,275
Change in unrealized fair value of cash flow hedges, net	—	—	—	—	—	—	—	—	6,518	—	6,518
Change in unrecognized net prior service pension credits, net	—	—	—	—	—	—	—	—	(685)	—	(685)
Change in unrecognized net actuarial pension losses, net	—	—	—	—	—	—	—	—	21,320	—	21,320
Stock-based compensation expense	—	—	28,580	—	—	—	—	—	—	—	28,580
Issuance of treasury stock to Trust	1,567	—	(42,255)	—	1,567	(13,076)	(1,567)	55,331	—	—	—
Release of Trust shares	—	—	(14,314)	—	(354)	11,429	—	—	—	—	(2,885)
Purchase of treasury stock	(84)	—	—	—	—	—	84	(680)	—	—	(680)
Issuance of stock associated with stock plans	3,444	36	18,628	—	—	—	(995)	34,590	—	—	53,254

Balance at December 31, 2009	100,204	1,190	359,283	578,612	2,122	(33,576)	1,319	(30,872)	(817)	23,470	897,290
Net income	—	—	—	204,559	—	—	—	—	—	7,004	211,563
Currency translation adjustment, net	—	—	—	—	—	—	—	—	(2,608)	970	(1,638)
Change in unrealized fair value of cash flow hedges, net	—	—	—	—	—	—	—	—	2,013	—	2,013
Change in unrecognized net prior service pension credits, net	—	—	—	—	—	—	—	—	(144)	—	(144)
Change in unrecognized net actuarial pension gains, net	—	—	—	—	—	—	—	—	(19,436)	—	(19,436)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(3,061)	(3,061)
Stock-based compensation expense	—	—	31,286	—	—	—	—	—	—	—	31,286
Release of Trust shares	—	—	(12,360)	—	(743)	13,415	—	—	—	—	1,055
Purchase of treasury stock	(2,698)	—	—	—	—	—	2,698	(51,460)	—	—	(51,460)
Issuance of stock associated with stock plans	1,837	—	(25,789)	—	—	—	(1,837)	42,166	—	—	16,377

Balance at December 31, 2010	99,343	$1,190	$352,420	$783,171	1,379	$(20,161)	2,180	$(40,166)	$(20,992)	$28,383	$1,083,845

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share data)

1.	ORGANIZATION AND NATURE OF OPERATIONS

Organization and Nature of Operations — Chicago Bridge & Iron N.V. (“CB&I” or “the Company”) is an integrated engineering, procurement and construction service provider and major process technology licensor. Founded in 1889, CB&I provides conceptual design, technology, engineering, procurement, fabrication, construction and commissioning services. Natural gas, petroleum and petrochemical projects for the worldwide energy and natural resource industries accounted for a majority of our revenue in 2010, 2009 and 2008.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Consolidation — These Consolidated Financial Statements (“Financial Statements”) are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include all majority-owned subsidiaries. Investments in affiliates with ownership ranging from 20% to 50% are accounted for using the equity method whereas investments with ownership of less than 20% are accounted for at cost. Significant intercompany balances and transactions are eliminated in consolidation.

Use of Estimates — The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. We believe the most significant estimates and judgments are associated with revenue recognition on engineering and construction and technology contracts, recoverability tests that must be periodically performed with respect to goodwill and intangible asset balances, valuation of accounts receivable, financial instruments and deferred tax assets, and the determination of liabilities related to self-insurance programs. If the underlying estimates and assumptions upon which the financial statements are based change in the future, actual amounts may differ from those included in the accompanying Financial Statements.

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

Contract revenue reflects the original contract price adjusted for approved change orders and estimated minimum recoveries of unapproved change orders and claims. We recognize revenue associated with unapproved change orders and claims to the extent that related costs have been incurred, recovery is probable and the value can be reliably estimated. For 2010 and 2009, we had no material unapproved change orders or claims recognized in revenue. For 2008, we had projects with unapproved change orders or claims of approximately $50,000 factored into the determination of their revenue and estimated costs.

Losses expected to be incurred on contracts in progress are charged to earnings in the period such losses become known. Net losses recognized during 2010, 2009 and 2008 for active projects in a loss position totaled approximately $18,000, $90,000 and $453,000, respectively.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cumulative costs and estimated earnings recognized to date in excess of cumulative billings is reported on the Consolidated Balance Sheets as costs and estimated earnings in excess of billings. Cumulative billings in excess of cumulative costs and estimated earnings recognized to date is reported as billings in excess of costs and estimated earnings. Any billed revenue that has not been collected is reported as accounts receivable. The timing of when we bill our customers is generally dependent upon advance billing terms or completion of certain phases of the work. At December 31, 2010 and 2009, accounts receivable included contract retentions expected to be collected within one year totaling $27,500 and $23,200, respectively. Contract retentions collectible beyond one year are included in non-current contract retentions and totaled $4,162 (of which $178 is expected to be collected in 2012) and $7,146 at December 31, 2010 and 2009, respectively. Cost of revenue includes direct contract costs, such as materials and labor, and indirect costs that are attributable to contract activity.

Precontract Costs — Precontract costs are generally charged to cost of revenue as incurred, but, in certain cases, may be deferred to the balance sheet if specific probability criteria are met. There were no significant precontract costs deferred as of December 31, 2010 or 2009.

Research and Development — Expenditures for research and development activities are charged to cost of revenue as incurred and totaled $18,634 in 2010, $16,048 in 2009 and $20,126 in 2008.

Other Operating (Income) Expense, Net— Other operating (income) expense, net, generally represents (gains) losses on the sale of property and equipment. However, 2009 included severance costs in all business sectors, costs associated with the reorganization of our business sectors and costs associated with the closure of certain fabrication facilities, partially offset by a gain on the sale of a non-controlling equity investment.

Depreciation and Amortization — Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, including buildings and improvements (10 to 40 years) and plant and field equipment (1 to 15 years). Renewals and betterments that substantially extend the useful life of an asset are capitalized and depreciated. Leasehold improvements are amortized over the lesser of the useful life of the asset or the applicable lease term. Depreciation expense is primarily included within cost of revenue and totaled $49,195 in 2010, $56,205 in 2009 and $54,205 in 2008.

Impairment of Long-Lived Assets — Management reviews tangible assets and finite-lived intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation is required, the estimated cash flows associated with the asset or asset group will be compared to the asset’s carrying amount to determine if an impairment exists. Finite-lived identifiable intangible assets are amortized on a straight-line basis over estimated useful lives ranging from 5 to 20 years, absent any indicators of impairment.

Goodwill is not amortized to earnings but instead is tested for impairment annually or more frequently if indicators of impairment arise. Goodwill impairment is tested at the reporting unit level, and we utilize a discounted cash flow model (fair value approach) to identify potential goodwill impairment. See Note 4 for additional discussion regarding goodwill impairment testing and intangible asset amortization.

Per Share Computations — Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to CB&I by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of dilutive securities, consisting of employee stock options, restricted shares, performance shares (where performance criteria have been met) and directors’ deferred-fee shares. A reconciliation

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of weighted average basic shares outstanding to diluted shares outstanding and the computation of basic and diluted EPS are as follows:

	Years Ended December 31,
	2010	2009	2008

Net income (loss) attributable to CB&I	$204,559	$174,289	$(21,146)

Weighted average shares outstanding — basic	98,300,175	95,832,323	95,401,943
Effect of stock options/restricted shares/performance shares(1)	2,090,009	1,344,483	—
Effect of directors’ deferred-fee shares(1)	68,497	67,772	—

Weighted average shares outstanding — diluted	100,458,681	97,244,578	95,401,943

Net income (loss) attributable to CB&I per share:
Basic	$2.08	$1.82	$(0.22)
Diluted	$2.04	$1.79	$(0.22)

(1)	For 2010 and 2009, we excluded approximately 400 thousand shares and 500 thousand shares, respectively, from our diluted EPS calculations, as such shares were considered antidilutive. Due to the net loss incurred during 2008, the impact of all potentially dilutive shares was excluded from our 2008 diluted EPS calculation.

Cash Equivalents — Cash equivalents are considered to be all highly liquid securities with original maturities of three months or less.

Concentrations of Credit Risk — Our billed and unbilled revenue is generated from clients around the world, the majority of which are in the natural gas, petroleum and petrochemical industries. Most contracts require advance payments or payments as projects progress. We generally do not require collateral, but in most cases can place liens against the property or equipment constructed or terminate the contract if a material default occurs. We maintain reserves for potential specifically identified uncollectible receivables, and as of December 31, 2010 and 2009, allowances for doubtful accounts totaled approximately $1,800 and $3,900, respectively.

Foreign Currency — The nature of our business activities involves the management of various financial and market risks, including those related to changes in currency exchange rates. The effects of translating financial statements of foreign operations into our reporting currency are recognized as a cumulative translation adjustment in accumulated other comprehensive income (loss) (“AOCI”). These balances are net of tax, which includes tax credits associated with the translation adjustment, where applicable. Foreign currency exchange gains (losses) are included within cost of revenue.

Financial Instruments — We utilize derivative instruments in certain circumstances to mitigate the effects of changes in foreign currency exchange rates and interest rates, as described below:

Foreign Currency Exchange Rate Derivatives — We do not engage in currency speculation; however, we do utilize foreign currency derivatives on an on-going basis to mitigate certain foreign currency-related operating exposures and to hedge intercompany loans utilized to finance our non-United States (“U.S.”) subsidiaries. We generally seek hedge accounting treatment for contracts used to hedge operating exposures and designate them as “cash flow hedges.” Therefore, gains and losses exclusive of credit risk and forward points (which represent the time-value component of the fair value of our derivative positions) are included in AOCI until the associated underlying operating exposure impacts our earnings.

Changes in the fair value of credit risk and forward points, gains and losses associated with instruments deemed ineffective during the period and instruments that we do not designate as cash flow hedges, including those instruments used to hedge intercompany loans, are recognized within cost of revenue.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Rate Derivatives — Our interest rate derivatives are limited to a swap arrangement in place to hedge against interest rate variability associated with our Term Loan. The swap arrangement is designated as a cash flow hedge, as its critical terms matched those of the Term Loan at inception and as of December 31, 2010. Therefore, changes in the fair value of the hedge are included in AOCI.

For those contracts designated as cash flow hedges, we formally document all relationships between the hedging instruments and associated hedged items, as well as our risk-management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives to either specific firm commitments or highly-probable forecasted transactions. We continually assess, at inception and on an on-going basis, the effectiveness of hedging instruments in offsetting changes in the cash flows of the designated hedged items. Hedge accounting designation is discontinued when (1) it is determined that the derivative is no longer highly effective in offsetting changes in the cash flows of the hedged item, including firm commitments or forecasted transactions, (2) the derivative is sold, terminated, exercised, or expires, (3) it is no longer probable that the forecasted transaction will occur, or (4) management determines that designating the derivative as a hedging instrument is no longer appropriate. See Note 8 for additional discussion regarding financial instruments.

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

As of December 31, 2010, our unrecognized income tax benefits totaled $17,181 and we do not anticipate significant changes in this balance in the next twelve months. If these income tax benefits are ultimately recognized, $14,042 would affect the effective tax rate. Below is a reconciliation of our unrecognized income tax benefits:

	Years Ended December 31,
	2010	2009

Unrecognized tax benefits at the beginning of the year	$21,209	$20,209
Increase as a result of:
Tax positions taken during the current period	3,300	1,000
Decreases as a result of:
Tax positions taken during the prior periods	(6,320)	—
Settlements with taxing authorities	(1,008)	—

Unrecognized income tax benefits at the end of the year	$17,181	$21,209

We are subject to taxation in the U.S. and various states and foreign jurisdictions. We have significant operations in the U.S., The Netherlands, Canada, the United Kingdom (“U.K.”), Australia, South America and the Middle East. Tax years remaining subject to examination by worldwide tax jurisdictions vary by country and legal entity, but are generally open for tax years ending after 2002. To the extent penalties and associated interest are assessed on any underpayment of income tax, such amounts are accrued and classified as a component of income tax expense and interest expense, respectively. For 2010, 2009 and 2008, penalties and interest were not significant.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Standards — In the first quarter of 2010, certain disclosure provisions of the FASB Accounting Standards Update 2010-06 became effective. This standard clarified existing fair value requirements under the FASB ASC’s Fair Value Measurements and Disclosures Topic 820, including the level of disaggregation required for fair value disclosures and disclosure of the valuation techniques and inputs used in estimating level 2 and level 3 fair value measurements. Our adoption of this standard did not have a material impact on our financial position, results of operations or cash flows. See Note 8 for specific disclosures under this standard.

3.	ACQUISITIONS

Through December 31, 2010, we held a 50% equity investment in Catalytic Distillation Technologies (“CD Tech”), which provides license/basic engineering and catalyst supply for catalytic distillation applications, including gasoline desulphurization and alkylation processes. This investment was accounted for by the equity method and was reflected in the operating results of Lummus Technology. On December 31, 2010, we acquired Chemical Research and Licensing (“CR&L”) from CRI/Criterion, a subsidiary of Royal Dutch Shell plc., for approximately $38,400, net of cash acquired. The acquisition of CR&L included a research and development and catalyst manufacturing facility, and enabled us to assume the remaining 50% equity interest in CD Tech. The future results of operations of CD Tech will be consolidated and will continue to reside within Lummus Technology.

The preliminary aggregate purchase price noted above was allocated to the major categories of assets and liabilities acquired based upon their estimated fair values, none of which were significant to our Consolidated Balance Sheet at December 31, 2010. The balances included in our 2010 Consolidated Balance Sheet were based on preliminary information and are subject to change when additional information concerning final asset and liability valuations is obtained.

4.	GOODWILL AND OTHER INTANGIBLES

Goodwill — At December 31, 2010 and 2009, our goodwill balances were $938,855 and $962,690, respectively, attributable to the excess of the purchase price over the fair value of net assets acquired as part of previous acquisitions. The change in goodwill by business sector for 2010 and 2009 was as follows:

	CB&I Steel Plate		Lummus
	Structures	CB&I Lummus	Technology	Total

Balance at December 31, 2008	$46,271	$478,324	$437,710	$962,305
Foreign currency translation and other(1)	(562)	2,311	(1,364)	385

Balance at December 31, 2009	$45,709	$480,635	$436,346	$962,690

Acquisitions	—	—	9,135	9,135
Foreign currency translation and other(1)	2,788	(26,398)	(9,360)	(32,970)

Balance at December 31, 2010	$48,497	$454,237	$436,121	$938,855

(1)	This change is inclusive of the impact of foreign currency translation and reductions associated with U.S. tax goodwill in excess of book goodwill.

Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually via a two-phase process, absent any indicators of impairment. The first phase screens for impairment, while the second phase, if necessary, measures impairment. We have elected to perform our annual impairment analysis during the fourth quarter of each year based upon balances as of the beginning of that year’s fourth quarter. Impairment testing of goodwill is accomplished by comparing an estimate of discounted future cash flows to the net book value of each applicable reporting unit. No impairment charge was necessary based on our 2010 impairment test, as the fair value of each reporting unit sufficiently exceeded its net book value. There can be no assurance that future goodwill impairment tests will not result in charges to earnings.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Intangible Assets — The following table provides a summary of our finite-lived intangible asset balances at December 31, 2010 and 2009, including weighted-average useful lives for each major intangible asset class and in total:

	December 31, 2010		December 31, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets (weighted average life)
Technology (15 years)(1)	$212,925	$(42,870)	$207,518	$(29,864)
Tradenames (12 years)	55,669	(19,782)	39,170	(13,763)
Backlog (5 years)	10,727	(6,684)	10,954	(4,592)
Lease agreements (6 years)	7,516	(3,781)	8,043	(2,759)
Non-compete agreements (7 years)	2,958	(1,277)	3,098	(895)

Total amortizable intangible assets (13 years)	$289,795	$(74,394)	$268,783	$(51,873)

(1)	The value of technology was based upon each technology’s ability to generate earnings in excess of those associated with standard products. The valuation included an analysis of current and potential industry and competitive factors, including market share, barriers to entry, pricing, competitor and customer technologies, research and development budgets, patent protection and potential for product line extensions.

The decrease in other intangibles during 2010 relates to amortization expense and the impact of foreign currency translation, partly offset by intangibles acquired in conjunction with our acquisition of CR&L and various other Lummus Technology investments. Amortization expense for 2010, 2009 and 2008 was $23,690, $23,326, and $24,039, respectively. For intangibles existing at December 31, 2010, the amortization for 2011, 2012, 2013, 2014 and 2015 is anticipated to be approximately $25,000, $23,300, $17,100, $16,000, and $15,500, respectively.

5.	EQUITY INVESTMENTS

Through December 31, 2010, we held a 50% equity interest in CD Tech, which provides license/basic engineering and catalyst supply for catalytic distillation applications, including gasoline desulphurization and alkylation processes. On December 31, 2010, we acquired the remaining 50% equity interest in CD Tech, and accordingly, future results of operations of CD Tech will be consolidated. See Note 3 for additional discussion of this acquisition.

We hold a 50% equity interest in Chevron-Lummus Global (“CLG”), which provides license/basic engineering services and catalyst supply for deep conversion (e.g., hydrocracking), residual hydroprocessing and lubes processing. The business primarily concentrates on converting/upgrading heavy/sour crude that is produced in the refinery process to more marketable products. In addition, we have various other equity investments that are not material in relation to our consolidated results of operations or financial position.

The following table presents combined summarized income statement information for CD Tech and CLG:

	Years Ended December 31,
	2010	2009	2008

Revenue	$170,667	$228,501	$271,238
Gross profit	79,827	102,193	128,009
Income from operations	34,054	56,011	80,550
Net income	33,116	55,544	76,789

As noted above, on December 31, 2010, we acquired the remaining 50% interest in CD Tech; therefore, our Consolidated Balance Sheet at December 31, 2010 includes the assets acquired and liabilities assumed in the

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisition. The following table presents summarized balance sheet information for only CLG at December 31, 2010 and combined information for CD Tech and CLG at December 31, 2009:

	December 31,
	2010	2009

Current assets	$132,497	$168,863
Non-current assets	—	22,313
Current liabilities	28,833	24,257
Non-current liabilities	2,904	7,730

Dividends received for equity investments totaled $26,853, $24,219 and $31,500 during 2010, 2009 and 2008, respectively.

6.	SUPPLEMENTAL BALANCE SHEET DETAIL

The components of property and equipment, accrued liabilities and other non-current liabilities at December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009

Components of Property and Equipment
Land and improvements	$58,667	$57,352
Buildings and improvements	142,196	143,438
Plant, field equipment and other	349,405	350,880

Total property and equipment	550,268	551,670
Accumulated depreciation	(260,062)	(235,558)

Property and equipment, net	$290,206	$316,112

Components of Accrued Liabilities
Payroll, vacation, bonuses and savings plan obligations	$118,080	$117,071
Postretirement medical benefit obligations	4,311	4,050
Self-insurance/retention/other reserves	3,627	3,858
Pension obligations	3,369	3,545
Other	106,442	106,718

Accrued liabilities	$235,829	$235,242

Components of Other Non-Current Liabilities
Pension obligations	$60,650	$73,129
Postretirement medical benefit obligations	47,101	47,958
Self-insurance/retention/other reserves	18,870	22,528
Income tax reserve (ASC 740-10)	17,181	21,209
Other	100,278	93,693

Other non-current liabilities	$244,080	$258,517

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	DEBT

The following summarizes our outstanding debt at December 31, 2010 and 2009:

	December 31,
	2010	2009
Current:
Current maturity of long-term debt	$40,000	$40,000
Notes payable	334	709

Current debt	$40,334	$40,709

Long-Term:
Revolving Facility:
$1,100,000 four-year revolver — Interest at prime plus an applicable floating margin or LIBOR plus an applicable floating margin	$—	$—
LC Agreements:
$50,000 letter of credit and term loan facility; term loan interest at 1.60% over LIBOR	—	—
$100,000 letter of credit and term loan facility; term loan interest at 1.65% over LIBOR	—	—
$125,000 letter of credit and term loan facility; term loan interest at 1.75% over LIBOR	—	—
Term Loan:
$200,000 term loan; interest at LIBOR plus an applicable floating margin	80,000	120,000
Less: current maturity of long-term debt	(40,000)	(40,000)

Long-term debt	$40,000	$80,000

Revolving Facility — We have a four-year, $1,100,000 committed and unsecured revolving credit facility with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, and Bank of America, N.A. (“BofA”), as syndication agent, which was amended effective July 23, 2010 (the “Revolving Facility”). The amendment extended the Revolving Facility’s term through July 23, 2014, and maintained the $1,100,000 of capacity and $550,000 borrowing sublimit under the previous facility. Additionally, the Revolving Facility maintained financial covenants similar to those of the previous facility, such as a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum net worth level. The Revolving Facility also includes customary restrictions regarding subsidiary indebtedness, sales of assets, liens, investments, type of business conducted and mergers and acquisitions, among other restrictions. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. The interest, letter of credit fee and commitment fee percentages are based upon our quarterly leverage ratio. In the event that we were to borrow funds under the facility, interest would be assessed at either prime plus an applicable floating margin or LIBOR plus an applicable floating margin. As of December 31, 2010, no direct borrowings were outstanding under the Revolving Facility, but we had issued $403,938 of letters of credit. Such letters of credit are generally issued to customers in the ordinary course of business to support advance payments and performance guarantees, in lieu of retention on our contracts, or in certain cases, are issued in support of our insurance program. As of December 31, 2010, we had $696,062 of available capacity under the Revolving Facility.

LC Agreements — We have three committed and unsecured letter of credit and term loan agreements (the “LC Agreements”) with BofA, as administrative agent, JPMorgan, and various private placement note investors. Under the terms of the LC Agreements, either BofA or JPMorgan (the “LC Issuers”) can issue letters of credit. In the aggregate, they provide up to $275,000 of capacity. As of December 31, 2010, no direct borrowings were

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding under the LC Agreements, but all three tranches were fully utilized. Tranche A, a $50,000 facility, and Tranche B, a $100,000 facility, are both five-year facilities which expire in November 2011. Tranche C is an eight-year, $125,000 facility expiring in November 2014. The LC Agreements have financial and restrictive covenants similar to those noted above for the Revolving Facility. In the event of our default under the LC Agreements, including our failure to reimburse a draw against an issued letter of credit, the LC Issuers could transfer their claim against us, to the extent such amount is due and payable by us under the LC Agreements, to the private placement lenders, creating a term loan that is due and payable no later than the stated maturity of the respective LC Agreement. In addition to quarterly letter of credit fees that we pay under the LC Agreements, we would be assessed an applicable rate of interest over LIBOR to the extent that a term loan is in effect.

Term Loan — We have a $200,000 unsecured term loan (the “Term Loan”) with JPMorgan, as administrative agent, and BofA, as syndication agent. Interest under the Term Loan is paid quarterly in arrears and, at our election, is based upon LIBOR plus an applicable floating margin. However, we have an interest rate swap that provides for an interest rate of approximately 5.57%, inclusive of the applicable floating margin. The Term Loan is scheduled to be repaid in equal installments of $40,000 per year, with the last principal payment due in November 2012. The Term Loan has financial and restrictive covenants similar to those noted above for the Revolving Facility.

Uncommitted Facilities — We also have various short-term, uncommitted revolving credit facilities across several geographic regions of approximately $1,349,178. These facilities are generally used to provide letters of credit or bank guarantees to customers to support advance payments and performance guarantees in the ordinary course of business or in lieu of retention on our contracts. At December 31, 2010, we had available capacity of $633,204 under these facilities. In addition to providing letters of credit or bank guarantees, we also issue surety bonds in the ordinary course of business to support our contract performance.

Compliance and Other — As of December 31, 2010, we were in compliance with all financial and restrictive lending covenants. Capitalized interest was insignificant in 2010, 2009 and 2008.

8.	FINANCIAL INSTRUMENTS

Foreign Currency Exchange Rate Derivatives

Operating Exposures — As of December 31, 2010, the outstanding notional value of our outstanding forward contracts to hedge certain foreign exchange-related operating exposures totaled approximately $76,200. These contracts vary in duration, maturing up to three years from period-end. Certain of these hedges are designated as cash flow hedges, which allows changes in their fair value to be recognized in AOCI until the associated underlying operating exposure impacts our earnings. We exclude forward points, which are recognized as ineffectiveness within cost of revenue and are not material to our earnings, from our hedge assessment analysis.

Intercompany Loan Exposures — As of December 31, 2010, the outstanding notional value of our outstanding forward contracts to hedge certain intercompany loans utilized to finance non-U.S. subsidiaries totaled approximately $24,400. These contracts, which we do not designate as cash flow hedges, generally mature within seven days of period-end and are marked-to-market within cost of revenue, generally offsetting any translation gains (losses) on the underlying transactions.

Interest Rate Derivatives

Interest Rate Exposures — We continue to utilize a swap arrangement to hedge against interest rate variability associated with our Term Loan. The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Loan at inception and as of December 31, 2010. Accordingly, changes in the fair value of the hedge are recognized in AOCI.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value and Other Disclosures

The following tables present all financial instruments (including our cash and cash equivalents, foreign currency exchange rate derivatives and interest rate derivatives) carried at fair value as of December 31, 2010 and 2009, respectively, by valuation hierarchy and balance sheet classification:

	December 31, 2010
		Internal Models With	Internal Models With	Total Carrying
	Quoted Market	Significant	Significant	Value On The
	Prices In Active	Observable Market	Unobservable Market	Consolidated
	Markets (Level 1)	Parameters (Level 2)(1)	Parameters (Level 3)	Balance Sheet

Assets
Cash and cash equivalents	$481,738	$—	$—	$481,738
Other current assets	—	1,814	—	1,814
Other non-current assets	—	187	—	187

Total assets at fair value	$481,738	$2,001	$—	$483,739

Liabilities
Accrued liabilities	$—	$(4,102)	$—	$(4,102)
Other non-current liabilities	—	(1,427)	—	(1,427)

Total liabilities at fair value	$—	$(5,529)	$—	$(5,529)

	December 31, 2009
		Internal Models With	Internal Models With	Total Carrying
	Quoted Market	Significant	Significant	Value On The
	Prices In Active	Observable Market	Unobservable Market	Consolidated
	Markets (Level 1)	Parameters (Level 2)(1)	Parameters (Level 3)	Balance Sheet

Assets
Cash and cash equivalents	$326,000	$—	$—	$326,000
Other current assets	—	8,392	—	8,392
Other non-current assets	—	—	—	—

Total assets at fair value	$326,000	$8,392	$—	$334,392

Liabilities
Accrued liabilities	$—	$(8,064)	$—	$(8,064)
Other non-current liabilities	—	(1,919)	—	(1,919)

Total liabilities at fair value	$—	$(9,983)	$—	$(9,983)

(1)	The total assets at fair value above represent the maximum loss that we would incur on our outstanding hedges if the applicable counterparties failed to perform according to the hedge contracts.

A financial instrument’s categorization within the valuation hierarchy above is based upon the lowest level of input that is significant to the fair value measurement. Cash and cash equivalents are classified within Level 1 of the valuation hierarchy as they are valued at cost, which approximates fair value. Our exchange-traded derivative positions are classified within level 2 of the valuation hierarchy, as they are valued using internally-developed models that use readily observable market parameters (quoted market prices for similar assets and liabilities in active markets) as their basis. Our valuation technique utilizes an income approach, which discounts future cash flows based upon current market expectations and adjusts for credit risk. In some cases, derivatives may be valued

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based upon models with significant unobservable market parameters and would be classified within level 3 of the valuation hierarchy. We did not have any level 3 classifications as of December 31, 2010 or 2009.

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

The following table presents total fair value and balance sheet classification, by underlying risk, for derivatives designated as cash flow hedges as well as those not designated as cash flow hedges as of December 31, 2010 and 2009:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet	December 31,	December 31,	Balance Sheet	December 31,	December 31,
	Classification	2010	2009	Classification	2010	2009

Derivatives designated as cash flow hedges
Interest rate	Other current and non-current assets	$—	$—	Accrued and other non- current liabilities	$(4,248)	$(6,227)
Foreign currency	Other current and non-current assets	1,425	316	Accrued and other non- current liabilities	(631)	(277)

		$1,425	$316		$(4,879)	$(6,504)

Derivatives not designated as cash flow hedges
Interest rate	Other current and non-current assets	$—	$—	Accrued and other non- current liabilities	$—	$—
Foreign currency	Other current and non-current assets	576	8,076	Accrued and other non- current liabilities	(650)	(3,479)

		$576	$8,076		$(650)	$(3,479)

Total fair value		$2,001	$8,392		$(5,529)	$(9,983)

The following table presents the total fair value included within AOCI for derivatives designated as cash flow hedges as of December 31, 2010 and 2009, and the total value reclassified from AOCI to cost of revenue during 2010 and 2009:

				Amount of Gain (Loss)
	Amount of Gain (Loss)			Reclassified from
	Recognized in AOCI on			AOCI into Earnings
	Effective Derivative Portion			(Effective Portion)
Derivatives Designated as	December 31,			Years Ended December 31,
Cash Flow Hedges	2010		2009	2010	2009

Interest rate	$(4,248)		$(6,227)	$(4,834)	$(5,563)
Foreign currency	995		(44)	808	(1,755)

Total	$(3,253	)(1)	$(6,271)	$(4,026)	$(7,318)

(1)	Of this amount, $2,192 of unrealized loss is expected to be reclassified into earnings during the next 12 months due to settlement of the associated underlying obligations.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the total value recognized in cost of revenue during 2010 and 2009 for derivatives for which we do not seek hedge accounting treatment, by underlying risk:

	Amount of Gain (Loss)
	Recognized in Cost of Revenue on Derivatives
Derivatives Not Designated	Years Ended December 31,
as Cash Flow Hedges	2010	2009

Interest rate	$—	$—
Foreign currency	(70)	5,561

Total	$(70)	$5,561

The carrying value of our accounts receivable, accounts payable and notes payable approximates fair value because of the short-term nature of these instruments. At December 31, 2010 and 2009, the fair value of our long-term debt, based upon current market rates for debt with similar credit risk and maturity, approximated its carrying value as interest is based upon LIBOR plus an applicable floating spread and is paid quarterly in arrears.

9.	RETIREMENT BENEFITS

Defined Contribution Plans — We sponsor multiple contributory defined contribution plans for eligible employees with various features including voluntary pre-tax salary deferral features, matching contributions, and savings plan contributions in the form of cash or our common stock, to be determined annually. During 2010, 2009 and 2008, we expensed $43,451, $47,891 and $49,167, respectively, for these plans. In addition, we sponsor several other defined contribution plans that cover salaried and hourly employees for which we do not provide contributions. The cost of these plans was not significant to us in 2010, 2009 or 2008.

Defined Benefit Pension and Other Postretirement Plans — We currently sponsor various defined benefit pension plans covering certain employees in our business sectors. We also provide certain health care and life insurance benefits for our retired employees through multiple health care and life insurance benefit programs. Retiree health care benefits are provided under an established formula, which limits costs based upon prior years of service of retired employees. These plans may be changed or terminated by us at any time. The following tables provide combined information for our defined benefit pension and other postretirement plans:

	Pension Plans			Other Postretirement Plans
Components of Net Periodic Benefit Cost	2010	2009	2008	2010	2009	2008

Service cost	$3,236	$5,492	$11,422	$1,092	$1,493	$1,699
Interest cost	26,868	27,201	29,721	2,984	3,493	3,153
Expected return on plan assets	(23,561)	(21,020)	(28,522)	—	—	—
Amortization of prior service costs (credits)	96	99	25	(269)	(269)	(269)
Recognized net actuarial loss (gain)	1,427	734	44	(369)	(203)	(169)
Curtailment/settlement	—	651	—	—	—	—

Net periodic benefit expense	$8,066	$13,157	$12,690	$3,438	$4,514	$4,414

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Change in Benefit Obligation

	Pension Plans		Other Postretirement Plans
	2010	2009	2010	2009

Benefit obligation at beginning of year	$504,169	$464,199	$52,008	$51,360
Service cost	3,236	5,492	1,092	1,493
Interest cost	26,868	27,201	2,984	3,493
Actuarial loss (gain)(1)	48,744	21,252	(2,082)	(1,869)
Plan participants’ contributions	3,019	3,594	1,802	1,788
Benefits paid	(24,387)	(24,088)	(4,257)	(4,569)
Amendments	—	1,276	—	—
Curtailment/settlement(2)	(306)	(14,708)	—	—
Currency translation	(27,158)	19,951	(135)	312

Benefit obligation at end of year	$534,185	$504,169	$51,412	$52,008

Change in Plan Assets

	Pension Plans		Other Postretirement Plans
	2010	2009	2010	2009

Fair value at beginning of year	$476,894	$399,001	$—	$—
Actual return on plan assets	43,366	67,357	—	—
Benefits paid	(24,387)	(24,088)	(4,257)	(4,569)
Employer contributions(3)	21,708	14,151	2,455	2,781
Plan participants’ contributions	3,019	3,594	1,802	1,788
Curtailment/settlement(2)	—	(2,083)	—	—
Currency translation	(26,184)	18,962	—	—

Fair value at end of year	$494,416	$476,894	$—	$—

Funded status	$(39,769)	$(27,275)	$(51,412)	$(52,008)
Amounts recognized in the balance sheet consist of:
Prepaid benefit cost within other non-current assets	$24,250	$49,399	$—	$—
Accrued benefit cost within accrued liabilities	(3,369)	(3,545)	(4,311)	(4,050)
Accrued benefit cost within other non-current liabilities	(60,650)	(73,129)	(47,101)	(47,958)

Net amount recognized	$(39,769)	$(27,275)	$(51,412)	$(52,008)

Unrecognized net prior service costs (credits)	1,150	1,316	(805)	(1,074)
Unrecognized net actuarial loss (gain)	23,848	(5,451)	(12,256)	(10,509)

Accumulated other comprehensive loss (income), before taxes(4)	$24,998	$(4,135)	$(13,061)	$(11,583)

(1)	The actuarial loss for 2010 is primarily associated with a decrease in discount rate assumptions for our international pension plans.

(2)	The curtailment/settlement amount above is primarily associated with the sale of certain operations during 2009.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	During 2011, we expect to contribute approximately $16,300 and $4,300 to our pension and other postretirement plans, respectively.

(4)	During 2011, we expect to recognize $94 and $923 of previously unrecognized net prior service pension costs and net actuarial pension losses, respectively.

Accumulated Benefit Obligation — At December 31, 2010 and 2009, the accumulated benefit obligation for all defined benefit plans was $526,700 and $496,283, respectively. The following table reflects those defined benefit plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
	2010	2009

Projected benefit obligation	$182,624	$180,077
Accumulated benefit obligation	$181,813	$179,235
Fair value of plan assets	$118,607	$103,407

Plan Assumptions — The following table reflects the weighted-average assumptions used to measure our defined benefit pension and other postretirement plans:

	Pension Plans		Other Postretirement Plans
	2010	2009	2010	2009
Weighted-Average Assumptions
Weighted-average assumptions used to determine benefit
obligations at December 31,
Discount rate	5.45%	5.81%	5.74%	5.86%
Rate of compensation increase(1)	3.88%	2.92%	n/a	n/a
Weighted-average assumptions used to determine net
periodic benefit cost for the years ended December 31,
Discount rate	5.70%	5.89%	5.86%	6.53%
Expected long-term return on plan assets(2)	4.97%	5.35%	n/a	n/a
Rate of compensation increase(1)	3.88%	2.92%	n/a	n/a

(1)	The rate of compensation increase relates solely to the defined benefit plans that factor compensation increases into the valuation.

(2)	The expected long-term rate of return on plan assets was derived using historical returns by asset category and expectations for future capital market performance.

Benefit Payments — The following table includes the expected defined benefit pension and other postretirement plan payments for the next 10 years:

		Other
	Pension	Postretirement
Year	Plans	Plans

2011	$23,623	$4,311
2012	$25,166	$4,457
2013	$26,785	$4,626
2014	$27,980	$4,697
2015	$28,480	$4,814
2016-2020	$146,740	$25,649

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan Assets — Our investment strategy for defined benefit plan assets seeks to optimize the proper risk-return relationship considered appropriate for each respective plan’s investment goals, using a global portfolio of various asset classes diversified by market segment, economic sector and issuer. The primary goal is to optimize the asset mix to fund future benefit obligations, while managing various risk factors and each plan’s investment return objectives.

Our defined benefit pension plan assets in the U.S. are invested in a well-diversified portfolio of equities (including U.S. large, mid and small-capitalization and international equities) and fixed income securities (including corporate and government bonds and high-yield securities). Non-U.S. defined benefit pension plan assets are similarly invested in well-diversified portfolios of equity, fixed income and other securities. At December 31, 2010, our target weighted-average asset allocations by asset category were: equity securities (25%-35%), fixed income securities (55%-70%), and other investments (0%-15%).

The following table presents our plan assets at fair value by investment category and valuation hierarchy level as of December 31, 2010 and 2009:

	December 31, 2010
		Internal Models With	Internal Models With	Total Carrying
	Quoted Market	Significant	Significant	Value On The
	Prices In Active	Observable Market	Unobservable Market	Consolidated
	Markets (Level 1)	Parameters (Level 2)	Parameters (Level 3)	Balance Sheet

Asset Category
Equity Securities:
Global Equities	$4,885	$—	$—	$4,885
U.S. Large-Cap Growth(a)	—	2,882	—	2,882
U.S. Mid-Cap Growth(b)	—	682	—	682
U.S. Small-Cap Growth	—	381	—	381
U.S. Small-Cap Value	—	394	—	394
International(c)	—	152,632	—	152,632
Emerging Markets Growth(d)	—	5,011	—	5,011
Fixed Income Securities:
Guaranteed Investment Contracts	—	845	—	845
U.S. Corporate Bonds(e)	—	1,893	—	1,893
U.K. Government Index-Linked Bonds(f)	—	26,766	—	26,766
U.K. Corporate Bonds(g)	—	13,709	—	13,709
International Bonds(h)	—	264,622	—	264,622
Other Investments:
Private Equity Funds(i)	—	—	10,776	10,776
Foreign Currency(j)	—	—	—	—
Commodity(k)	—	8,938	—	8,938

Total Assets at Fair Value	$4,885	$478,755	$10,776	$494,416

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2009
		Internal Models With	Internal Models With	Total Carrying
	Quoted Market	Significant	Significant	Value On The
	Prices In Active	Observable Market	Unobservable Market	Consolidated
	Markets (Level 1)	Parameters (Level 2)	Parameters (Level 3)	Balance Sheet

Asset Category
Equity Securities:
Global Equities	$5,208	$—	$—	$5,208
U.S. Large-Cap Growth(a)	—	2,416	—	2,416
U.S. Mid-Cap Growth(b)	—	562	—	562
U.S. Small-Cap Growth	—	313	—	313
U.S. Small-Cap Value	—	346	—	346
International(c)	—	152,952	—	152,952
Emerging Markets Growth(d)	—	4,289	—	4,289
Fixed Income Securities:
Guaranteed Investment Contracts	—	752	—	752
U.S. Corporate Bonds(e)	—	1,504	—	1,504
U.K. Government Index-Linked Bonds(f)	—	14,315	—	14,315
U.K. Corporate Bonds(g)	—	11,910	—	11,910
International Bonds(h)	—	264,714	—	264,714
Other Investments:
Private Equity Funds(i)	—	—	4,227	4,227
Foreign Currency(j)	—	3,220	—	3,220
Commodity(k)	—	10,166	—	10,166

Total Assets at Fair Value	$5,208	$467,459	$4,227	$476,894

The following provides descriptions for plan asset categories with significant balances in the tables above:

(a)	Investments in the public equity markets of the U.S.

(b)	Funds that normally invest at least 80% of net assets in equity securities of mid-capitalization companies

(c)	International Equity Funds that track various international indices

(d)	Equity securities of developing markets

(e)	Investments in various U.S. government and government agency securities as well as U.S. Corporate Bonds

(f)	Investments predominantly in U.K. Treasury Bonds

(g)	Investments predominantly in fixed interest securities, denominated in British Pounds, with credit ratings of BBB and above

(h)	International government and fixed income obligations

(i)	Investments in hedge funds

(j)	Investments in cash and forward foreign exchange contracts

(k)	Investments in base metals and energy-related commodities

Our pension assets are categorized within the valuation hierarchy based upon the lowest level of input that is significant to the fair value measurement. Assets that are valued using quoted prices are classified within level 1 of the valuation hierarchy, assets that are valued using internally-developed models that use, as their basis, readily

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

observable market parameters, are classified within level 2 of the valuation hierarchy and assets that are valued based upon models with significant unobservable market parameters are classified within level 3 of the valuation hierarchy.

Level 3 assets include private equity hedge funds for which the principal investment objective is to invest in a portfolio that delivers excess returns over cash with low volatility and near zero betas to traditional asset classes, when measured over an economic cycle. The following table presents the activity in these funds for 2010 and 2009:

	Fair Value Measurements
	Using Significant
	Unobservable Inputs
	(Level 3)
	Years Ended December 31,
	2010	2009

Beginning Balance	$4,227	$3,368
Actual return on plan assets held
at end of period	540	471
Purchases, sales and settlements	6,052	8
Translation (loss) gain	(43)	380

Ending Balance	$10,776	$4,227

Health Care Cost Inflation — We maintain multiple medical plans for certain groups of retirees and their dependents, subject to vesting requirements. Under our program in the U.S., those eligible current and future retirees are covered by a defined fixed dollar benefit, under which our costs for each participant are fixed. Therefore, a one percentage point increase or decrease in the assumed rate of medical inflation would not affect the accumulated postretirement benefit obligation, service cost or interest cost. Additionally, there is a closed group of U.S. retirees for which we assume some or all of the cost of coverage. For this group, health care cost trend rates are projected at annual rates ranging from 9.0% in 2011 down to 5.0% in 2018 and beyond. Effective January 1, 2011, new U.S. employees will no longer be eligible for post-retirement medical benefits. Under our program in the U.K., new employees are not eligible for post-retirement medical benefits. The assumed rate of health care cost inflation for the U.K. plan is a level 7.9% per annum.

Increasing (decreasing) the assumed health care cost trends by one percentage point for our programs is estimated to increase (decrease) the total of the service and interest cost components of net postretirement health care cost for 2010 and the accumulated postretirement benefit obligation at December 31, 2010, as follows:

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease

Effect on total of service and interest cost	$112	$(97)
Effect on postretirement benefit obligation	$1,874	$(1,623)

Multi-employer Pension Plans — We made contributions to certain union sponsored multi-employer pension plans of $13,682, $11,819, and $15,586 in 2010, 2009 and 2008, respectively. Benefits under these defined benefit plans are generally based upon years of service and compensation levels. Under U.S. legislation regarding such pension plans, a company is required to continue funding its proportionate share of a plan’s unfunded vested benefits in the event of withdrawal (as defined by the legislation) from a plan or plan termination. We participate in a number of these pension plans, and the potential obligation as a participant in these plans may be significant.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	COMMITMENTS AND CONTINGENCIES

Leases — Certain facilities and equipment, including project-related field equipment, are rented under operating leases that expire at various dates through 2022. Rent expense for operating leases totaled $60,529, $69,180, and $69,233 in 2010, 2009 and 2008, respectively. Future minimum payments under non-cancelable operating leases having initial terms of one year or more are as follows:

Year	Amount

2011	$43,706
2012	33,807
2013	27,399
2014	20,156
2015	18,518
Thereafter	71,706

Total	$215,292

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

Asbestos Litigation — We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Through December 31, 2010, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 5,000 plaintiffs and, of those claims, approximately 1,400 claims were pending and 3,600 have been closed through dismissals or settlements. Through December 31, 2010, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount of approximately one thousand dollars per claim. We review each case on its own merits and make accruals based upon the probability of loss and our estimates of the amount of liability and related expenses, if any. We do not currently believe that any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow, and, at December 31, 2010, we had accrued approximately $1,600 for liability and related expenses. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that we may expect to recover because of the variability in coverage amounts, limitations and deductibles, or the viability of carriers, with respect to our insurance policies for the years in question.

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

We believe that we are currently in compliance, in all material respects, with all environmental laws and regulations. We do not currently believe that any environmental matters will have a material adverse effect on our future results of operations, financial position or cash flow. We do not anticipate that we will incur material capital expenditures for environmental controls or for the investigation or remediation of environmental conditions during 2011 or 2012.

Letters of Credit/Bank Guarantees/Surety Bonds — In the ordinary course of business, we may obtain surety bonds and letters of credit, which we provide to our customers to secure advance payment or our performance under our contracts, or in lieu of retention being withheld on our contracts. In the event of our non-performance under a contract and an advance being made by a bank pursuant to a draw on a letter of credit, the advance would become a borrowing under a credit facility and thus our direct obligation. Where a surety incurs such a loss, an indemnity agreement between the parties and us may require payment from our excess cash or a borrowing under our revolving credit facilities. When a contract is completed, the contingent obligation terminates and the bonds or letters of credit are returned. At December 31, 2010, we had provided $1,650,750 of surety bonds and letters of credit to support our contracting activities in the ordinary course of business. This amount fluctuates based upon the mix and level of contracting activity.

Insurance — We have elected to retain portions of anticipated losses, if any, through the use of deductibles and self-insured retentions for our exposures related to third-party liability and workers’ compensation. Liabilities in excess of these amounts are the responsibilities of an insurance carrier. To the extent we are self-insured for these exposures, reserves (see Note 6) have been provided based upon our best estimates with input from our legal and insurance advisors. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the near term. We believe that the reasonably possible losses, if any, for these matters, to the extent not otherwise disclosed and net of recorded reserves, will not have a material adverse effect on our future results of operations, financial position or cash flow. At December 31, 2010, we had outstanding surety bonds and letters of credit of $33,793 relating to our insurance program.

Income Taxes — We provide income tax reserves in situations where we have and have not received tax assessments. Tax reserves are provided in those instances where we consider it more likely than not that additional taxes will be due in excess of amounts reflected in income tax returns filed worldwide. As a matter of standard policy, we continually review our exposure to additional income tax obligations and as further information is known or events occur, increases or decreases, as appropriate, may be recorded.

11.	SHAREHOLDERS’ EQUITY

Stock Held in Trust — From time to time, we grant restricted shares to key employees under our Long-Term Incentive Plan (see Note 12). Prior to 2010, the restricted shares were transferred to a rabbi trust (the “Trust”) and held until the vesting restrictions lapsed, at which time the shares were released from the Trust and distributed to the applicable employees. Beginning in 2010, restricted shares are no longer transferred to the Trust but instead are distributed directly to the applicable employees upon vesting.

Treasury Stock — Under Dutch law and our Articles of Association, we may hold no more than 10% of our issued share capital at any time.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive (Loss) Income — At December 31, 2010 and 2009, the components of accumulated other comprehensive (loss) income, net of tax, were as follows:

	December 31,
	2010	2009

Currency translation adjustment	$(7,027)	$(4,419)
Unrealized fair value of cash flow hedges	(2,132)	(4,145)
Unrecognized net prior service pension (costs) credits	(104)	40
Unrecognized net actuarial pension (losses) gains	(11,729)	7,707

Total	$(20,992)	$(817)

Other — Changes in common stock, additional paid-in capital, stock held in trust and treasury stock since December 31, 2009 primarily relate to activity associated with our stock-based compensation and share repurchase programs.

12.	STOCK PLANS

Under our employee stock purchase plan (“ESPP”), employees may purchase shares at a 15% discount on a quarterly basis through regular payroll deductions of up to 8% of their compensation. The shares are purchased at 85% of the closing price per share on the first trading day following the end of the calendar quarter. Compensation expense, representing the difference between the fair value on the date of purchase and the price paid, totaled $1,356, $1,475 and $1,898 for 2010, 2009 and 2008, respectively. At December 31, 2010, 1,854,059 authorized shares remained available for purchase under the ESPP.

Under our Long-Term Incentive Plan (the “Incentive Plan”), we can issue shares in the form of stock options, restricted shares or performance shares. This plan is administered by the Organization and Compensation Committee of our Board of Supervisory Directors, which selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, as well as the terms, conditions, performance measures, and other provisions of the award. As of December 31, 2010, there was $29,838 of unrecognized compensation cost related to share-based payments, which is expected to be recognized over a weighted-average period of 1.5 years. At December 31, 2010, 3,758,181 authorized shares remained available for future stock option, restricted share or performance share grants to employees and directors under the Incentive Plan.

Additionally, we receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options are sold over the exercise prices of the options. In addition, we receive a tax deduction upon the vesting of restricted stock and performance shares for the price of the award at the date of vesting. The amount of tax deductions in excess of recognized compensation cost is reflected as a financing cash flow.

Total stock-based compensation expense for our ESPP and the Incentive Plan was $31,286, $28,580 and $18,675 during 2010, 2009 and 2008, respectively. The total recognized tax benefit related to our share-based compensation expense was $10,196, $7,946 and $5,145 during 2010, 2009 and 2008, respectively.

Stock Options — Stock options are generally granted at the market value on the date of grant and expire after 10 years. Options granted to executive officers and other key employees typically vest over a two to seven year period. The expense for these awards was determined based upon the calculated Black-Scholes fair value of the stock option at the date of grant applied to the total number of options that were anticipated to fully vest. The weighted-average fair value per share of options granted during 2010, 2009 and 2008 was $14.16, $4.73 and $14.19, respectively. The aggregate intrinsic value of options exercised during 2010, 2009 and 2008 was $8,692, $907 and

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1,663, respectively. From the exercise of stock options in 2010, we received net cash proceeds of $2,978 and realized an actual income tax benefit of $2,342. The following table represents stock option activity for 2010:

		Weighted Average	Weighted Average	Aggregate
	Number of	Exercise Price	Remaining Contractual	Intrinsic
	Shares	per Share	Life (in Years)	Value

Outstanding options at beginning of year	2,146,231	$13.13
Granted	88,112	$22.19
Forfeited	(27,679)	$23.70
Exercised	(460,689)	$6.46
Outstanding options at end of year(1)	1,745,975	$15.17	6.2	$33,205
Exercisable options at end of year	917,380	$11.60	5.0	$19,555

(1)	We currently estimate that 1,686,596 of these options will ultimately vest. These options have a weighted-average exercise price per share of $15.04, a weighted-average remaining contractual life of 6.2 years and a current aggregate intrinsic value of $32,226.

Using the Black-Scholes option-pricing model, the fair value of each option grant was estimated on the grant date based upon the following weighted-average assumptions:

	2010	2009	2008

Risk-free interest rate	3.24%	2.22%	2.85%
Expected dividend yield	0.00%	0.00%	0.38%
Expected volatility	68.71%	62.28%	47.46%
Expected life in years	6	6	6

The risk-free interest rate is based on the U.S. Treasury yield curve on the grant date, expected volatility is based on the historical volatility of our stock, and the expected life of options granted represents the period of time that they are expected to be outstanding. We also use historical information to estimate option exercises and forfeitures.

Restricted Shares — Our Incentive Plan also allows for the issuance of restricted stock awards that may not be sold or otherwise transferred until certain restrictions have lapsed. The unearned compensation related to these awards is expensed over the period in which the restrictions lapse. Restricted shares granted to employees generally vest over four years with graded vesting and are recognized as compensation cost on a straight-line basis over the vesting period. Restricted shares granted to directors vest over one year. The stock-based compensation expense for our restricted share awards was determined based upon the market price of our stock at the date of grant applied to the total number of shares that were anticipated to fully vest.

During 2010, 620,299 restricted shares (including 41,566 directors’ shares subject to restrictions) were granted with a weighted-average grant-date fair value per share of $22.04. During 2009, 1,577,679 restricted shares (including 35,200 directors’ shares subject to restrictions) were granted with a weighted-average grant-date fair value per share of $8.54. During 2008, 499,695 restricted shares (including 35,200 directors’ shares subject to restrictions) were granted with a weighted-average grant-date fair value per share of $42.19. The total fair value of vested restricted shares was $17,568, $3,274 and $12,696 during 2010, 2009 and 2008, respectively.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents restricted share activity for 2010:

		Weighted-Average
		Grant-Date
		Fair Value
	Shares	per Share

Nonvested restricted stock
Nonvested restricted stock at beginning of year	2,058,887	$16.02
Nonvested restricted stock granted	578,733	$22.11
Nonvested restricted stock forfeited	(71,096)	$17.31
Nonvested restricted stock distributed	(756,406)	$18.12

Nonvested restricted stock at end of year	1,810,118	$17.03

Directors’ shares subject to restrictions
Directors’ shares subject to restrictions at beginning of year	35,200	$11.29
Directors’ shares subject to restrictions granted	41,566	$21.05
Directors’ shares subject to restrictions distributed	(35,200)	$11.29

Directors’ shares subject to restrictions at end of year	41,566	$21.05

Performance Shares — Performance shares generally vest over three years and are expensed ratably over the vesting term, subject to achievement of specific Company performance goals. Expense for these awards is determined based upon the market price of our stock at the date of grant applied to the total number of shares that were anticipated to fully vest. As a result of performance conditions being met during 2010, we recognized $12,927 of expense. During 2010, 447,069 performance shares were granted with a weighted-average grant-date fair value per share of $22.10. Additionally, we distributed 895,652 performance shares in 2010 upon vesting and achievement of certain performance goals. During 2009, 1,246,716 performance shares were granted with a weighted-average grant-date fair value per share of $8.19. During 2008, 256,198 performance shares were granted with a weighted-average grant-date fair value per share of $45.36.

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	INCOME TAXES

	Years Ended December 31,
	2010	2009	2008

Sources of Income (Loss) Before Income Taxes and Noncontrolling Interests
U.S.	$74,342	$143,678	$246,479
Non-U.S.	217,187	150,979	(223,952)

Total	$291,529	$294,657	$22,527

Income Tax Expense
Current income taxes
U.S. — Federal(1)	$(13,651)	$(38,525)	$(27,022)
U.S. — State	(5,799)	(7,638)	(4,117)
Non-U.S.	(60,533)	(77,803)	(47,829)

Total current income taxes	(79,983)	(123,966)	(78,968)

Deferred income taxes
U.S. — Federal	893	15,313	(40,030)
U.S. — State	(1,532)	(4,603)	(1,845)
Non-U.S.	656	(1,661)	83,373

Total deferred income taxes	17	9,049	41,498

Total income tax expense	$(79,966)	$(114,917)	$(37,470)

(1)	A tax benefit of $6,326, tax expense of $2,649 and a tax benefit of $3,036 associated with share-based compensation were allocated to equity and recorded in additional paid-in capital in 2010, 2009 and 2008, respectively.

	Years Ended December 31,
	2010	2009	2008

Reconciliation of Income Taxes at The Netherlands’ Statutory Rate and Income Tax Expense
Pretax income at statutory rate of 25.5%	$(74,340)	$(75,138)	$(5,744)
U.S. state income taxes	(5,688)	(7,957)	(3,800)
Meals and entertainment	(1,967)	(2,161)	(2,800)
Valuation allowance established	(6,404)	(40,513)	(47,474)
Valuation allowance utilized	12,567	18,189	3,138
Tax exempt interest, net	3,530	3,367	2,378
Statutory tax rate differential	10,363	(2,925)	19,466
Foreign branch taxes (net of federal benefit) and foreign withholding taxes	(23,166)	(8,413)	(7,682)
Manufacturer’s production exclusion/R&D credit	1,781	1,039	3,293
Contingent liability accrual	4,028	(1,000)	1,934
Other, net	(670)	595	(179)

Income tax expense	$(79,966)	$(114,917)	$(37,470)

Effective tax rate	27.4%	39.0%	166.3%

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The principal temporary differences included in deferred income taxes reported on the December 31, 2010 and 2009 Consolidated Balance Sheets were as follows:

	December 31,
	2010	2009

Current Deferred Taxes
Tax benefit of non-U.S. operating losses and credits	$20,665	$22,824
Contract revenue and costs	59,993	41,864
Employee compensation and benefit plan reserves	14,632	5,398
Legal reserves	114	4,081
Other	10,211	11,057

Current deferred tax asset	$105,615	$85,224

Non-Current Deferred Taxes
Tax benefit of U.S. State operating losses and credits, net	$618	$670
Tax benefit of non-U.S. operating losses	185,247	203,252
Tax benefit of non-U.S. credits and long term receivables	14,047	20,542
Employee compensation and benefit plan reserves	20,467	22,445
Investment in foreign subsidiaries	15,321	—
Insurance and legal reserves	7,125	4,684

Non-current deferred tax asset	242,825	251,593
Less: valuation allowance	(144,776)	(149,055)

Non-current deferred tax asset	$98,049	$102,538

Investment in foreign subsidiaries	—	(9,007)
Depreciation and amortization	(95,654)	(90,373)
Other	(5,322)	(1,705)

Non-current deferred tax liability	(100,976)	(101,085)

Net non-current deferred tax asset	$(2,927)	$1,453

Net deferred tax asset	$102,688	$86,677

As of December 31, 2010, except as indicated herein, neither Netherlands income taxes from dividends and other profit remittances, nor other worldwide withholding taxes due on profit distributions have been accrued on the estimated $783,000 of undistributed earnings of our U.S., Netherlands, and subsidiary companies thereof, because it is our intention not to remit these earnings. Distribution of earnings from our European Union subsidiaries to their Netherlands parents are not subject to withholding tax. We intend to permanently reinvest the undistributed earnings of our U.S. companies and their subsidiaries, and of our non-European Union Netherlands subsidiaries in their businesses and, therefore, have not provided for deferred taxes on such unremitted foreign earnings. The determination of any unrecognized deferred tax liability related to permanently reinvested earnings is not practical. Further, we did not record any Netherlands deferred income taxes on undistributed earnings of our other subsidiaries and affiliates at December 31, 2010 since, if any such undistributed earnings were distributed, under current Dutch tax law The Netherlands Participation Exemption should become available to significantly reduce or eliminate any resulting Netherlands income tax liability.

As of December 31, 2010, we had U.S.-State NOLs of approximately $12,801, net of apportionment. We believe that it is more likely than not that $9,670 of the U.S.-State NOLs, net of apportionment, will not be utilized

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and accordingly, a valuation allowance has been placed against these U.S.-State NOLs. The U.S.-State NOLs will expire from 2011 to 2030.

As of December 31, 2010, we had Non-U.S. NOLs totaling $768,277, including $510,623 in the U.K. and $257,654 in other jurisdictions. We believe that it is more likely than not that $296,668 of U.K. NOLs and $194,072 of other non-U.S. NOLs will not be utilized within a reasonable period of time and have placed a valuation allowance against these NOLs. Accordingly, as of December 31, 2010, the net deferred tax asset associated with Non-U.S. NOLs was $57,768 and $16,039 for the U.K. and other jurisdictions, respectively. Excluding NOLs having an indefinite carryforward, principally in the U.K., the Non-U.S. NOLs will expire from 2011 to 2019.

14.	SEGMENT AND RELATED INFORMATION

Segment Information — CB&I’s reporting segments are comprised of three business sectors: CB&I Steel Plate Structures, CB&I Lummus and Lummus Technology. Through these business sectors, we offer services both independently and on an integrated basis:

CB&I Steel Plate Structures — CB&I Steel Plate Structures provides engineering, procurement, fabrication and construction services for the petroleum, water and nuclear industries. Projects include above ground storage tanks, elevated storage tanks, Liquefied Natural Gas (“LNG”) tanks, pressure vessels, and other specialty structures, such as nuclear containment vessels.

CB&I Lummus — CB&I Lummus provides engineering, procurement, fabrication and construction services for upstream and downstream energy infrastructure facilities. Projects include LNG liquefaction and regasification terminals, refinery units, petrochemical complexes and a wide range of other energy-related projects.

Lummus Technology — Lummus Technology provides licenses, products and services globally to companies in gas processing, oil refining and petrochemicals/plastics.

The Chief Executive Officer evaluates the performance of these business sectors based upon revenue and income from operations. Each sector’s income from operations reflects corporate costs, allocated based primarily

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

upon revenue. Intersegment revenue is not material. The following tables present total revenue, equity earnings, income from operations, capital expenditures and assets by reporting segment:

	Years Ended December 31,
	2010	2009	2008

Revenue
CB&I Steel Plate Structures	$1,442,145	$1,650,271	$2,011,911
CB&I Lummus	1,904,850	2,542,834	3,494,398
Lummus Technology	295,323	363,398	438,672

Total revenue	$3,642,318	$4,556,503	$5,944,981

Equity Earnings
CB&I Steel Plate Structures	$—	$—	$—
CB&I Lummus	1,873	6,949	468
Lummus Technology	17,591	28,115	40,624

Total equity earnings	$19,464	$35,064	$41,092

Income (Loss) From Operations
CB&I Steel Plate Structures	$134,430	$147,194	$214,386
CB&I Lummus	82,574	86,127	(289,935)
Lummus Technology	86,256	80,902	110,759

Total income from operations	$303,260	$314,223	$35,210

Capital Expenditures
CB&I Steel Plate Structures	$15,379	$19,192	$68,434
CB&I Lummus	7,316	19,384	39,991
Lummus Technology	1,394	9,263	16,170

Total capital expenditures	$24,089	$47,839	$124,595

	December 31,
	2010	2009	2008

Assets
CB&I Steel Plate Structures	$732,558	$699,338	$697,040
CB&I Lummus	1,208,732	1,313,644	1,264,684
Lummus Technology	968,244	1,003,785	1,038,994

Total assets	$2,909,534	$3,016,767	$3,000,718

CHICAGO BRIDGE & IRON COMPANY N.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Information — The following table presents total revenue by country, including those in excess of 10% of consolidated revenue during a given year based upon the location of the applicable projects:

	Years Ended December 31,
	2010	2009	2008

Revenue by Country
United States	$867,893	$1,275,844	$1,815,087
Canada	398,259	237,796	419,916
Peru	235,113	432,733	598,913
Other(1)	2,141,053	2,610,130	3,111,065

Total revenue	$3,642,318	$4,556,503	$5,944,981

(1)	Our revenue earned in other countries, including The Netherlands (our country of domicile), was not individually greater than 10% of consolidated revenue in any of the three years ended December 31, 2010.

Our long-lived assets are considered to be property and equipment. At December 31, 2010, 2009 and 2008, approximately 66%, 65% and 64% of these net assets were located in the U.S., respectively, while the remaining assets were strategically located throughout the world. Our assets attributable to operations in The Netherlands were not significant at December 31, 2010, 2009, or 2008.

Significant Customers — For 2010 and 2009, we had no customers that accounted for 10% or more of our total revenue. For 2008, revenue from one customer within CB&I Lummus totaled approximately $598,247 or 10% of our total 2008 revenue.

15.	QUARTERLY OPERATING RESULTS (UNAUDITED)

The following table sets forth selected unaudited consolidated financial information on a quarterly basis for the two years ended December 31, 2010:

Quarter Ended 2010	March 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share data)

Revenue	$869,324	$916,044	$909,099	$947,851
Gross profit	$122,281	$120,302	$119,868	$129,612
Net income	$44,905	$48,884	$53,681	$64,093
Net income attributable to CB&I	$42,191	$47,327	$51,844	$63,197
Net income attributable to CB&I per share — basic	$0.43	$0.48	$0.53	$0.65
Net income attributable to CB&I per share — diluted	$0.42	$0.47	$0.52	$0.63

Quarter Ended 2009	March 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share data)

Revenue	$1,295,932	$1,212,157	$1,010,401	$1,038,013
Gross profit	$144,157	$132,871	$117,535	$128,157
Net income	$50,065	$45,040	$41,888	$42,747
Net income attributable to CB&I	$48,812	$43,424	$40,823	$41,230
Net income attributable to CB&I per share — basic	$0.52	$0.46	$0.43	$0.42
Net income attributable to CB&I per share — diluted	$0.51	$0.45	$0.42	$0.41

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting, which can be found in Item 8, is incorporated herein by reference.

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

Attestation Report of the Independent Registered Public Accounting Firm

Our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as indicated in their report, which can be found in Item 8 and is incorporated herein by reference.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three-month period ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Management’s Report on Internal Controls as of December 31, 2010 is included in Item 8.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We have adopted a code of ethics that applies to the CEO, the CFO and the Corporate Controller, as well as our directors and all employees. Our code of ethics can be found at our Internet website “www.cbi.com” and is incorporated herein by reference.

We submitted a Section 12(a) CEO certification to the New York Stock Exchange in 2010. Also during 2010, we filed with the Securities Exchange Commission certifications, pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as Exhibits 31.1 and 31.2 to this Form 10-K.

Information appearing under “Committees of the Supervisory Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2011 Proxy Statement is incorporated herein by reference. Additionally, information regarding our supervisory directors, executive officers and nominees for supervisory director appears under “Item 1 Election of Two Members of the Supervisory Board to Serve until 2013,” “Item 2 Election of Two Members of the Supervisory Board to Serve until 2014” and “Common Stock Ownership By Certain Persons and Management” in the Company’s 2011 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation

Information appearing under “Executive Compensation,” “Committees of the Supervisory Board,” “Determining the Form and Amount of Compensation Elements to Meet Our Compensation Objectives,” “Executive Officer Compensation Tables,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change of Control” and “Director Compensation” in the 2011 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information appearing under “Common Stock Ownership By Certain Persons and Management” in the 2011 Proxy Statement is incorporated herein by reference. In addition, disclosure regarding equity compensation plan information in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of Part II of this report is herein incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information appearing under “Certain Transactions” in the 2011 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information appearing under “Committees of the Supervisory Board — Audit Fees” in the 2011 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Financial Statements

The following Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firms included under Item 8 of Part II of this report are herein incorporated by reference.

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Operations — For the years ended December 31, 2010, 2009 and 2008

Consolidated Balance Sheets — As of December 31, 2010 and 2009

Consolidated Statements of Comprehensive Income — For the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows — For the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Changes in Shareholders’ Equity — For the years ended December 31, 2010, 2009 and 2008

Notes to Consolidated Financial Statements

Financial Statement Schedules

“Schedule II. Supplemental Information on Valuation and Qualifying Accounts and Reserves” for each of the years ended December 31, 2010, 2009 and 2008 can be found on page 71 of this report.

Schedules, other than the one above, have been omitted because the schedules are either not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto previously included under Item 8 of Part II of this report.

Quarterly financial data for the years ended December 31, 2010 and 2009 is shown in the Notes to Consolidated Financial Statements previously included under Item 8 of Part II of this report.

CLG constituted a significant subsidiary in 2008 but did not in 2009 or 2010. In accordance with Rule 3-09 of Regulation S-X, comparative unaudited financial statements for 2010 and 2009 and audited financial statements for 2008 of CLG will be filed subsequently as an amendment to this Form 10-K.

Exhibits

The Exhibit Index on page 72 and Exhibits being filed are submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chicago Bridge & Iron Company N.V.

/s/  Philip K. Asherman
Philip K. Asherman
(Authorized Signer)

Date: February 22, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 22, 2011.

Signature	Title

/s/ Philip K. Asherman Philip K. Asherman	President and Chief Executive Officer (Principal Executive Officer) Supervisory Director

/s/ Ronald A. Ballschmiede Ronald A. Ballschmiede	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Westley S. Stockton Westley S. Stockton	Vice President, Corporate Controller and Chief Accounting Officer of CBIC (Principal Accounting Officer)

/s/ L. Richard Flury L. Richard Flury	Supervisory Director and Non-Executive Chairman of CB&I N.V. Supervisory Director

/s/ J. Charles Jennett J. Charles Jennett	Supervisory Director

/s/ W. Craig Kissel W. Craig Kissel	Supervisory Director

/s/ Larry D. McVay Larry D. McVay	Supervisory Director

/s/ Gary L. Neale Gary L. Neale	Supervisory Director

/s/ Michael L. Underwood Michael L. Underwood	Supervisory Director

/s/ Marsha C. Williams Marsha C. Williams	Supervisory Director

Registrant’s Agent for Service in the United States

/s/ Stephen H. Dimlich, Jr. Stephen H. Dimlich, Jr.

Schedule II. Supplemental Information on Valuation and Qualifying
Accounts and Reserves

CHICAGO BRIDGE & IRON COMPANY N.V.

Valuation and Qualifying Accounts and Reserves
For Each of the Three Years Ended December 31, 2010

Column A	Column B	Column C	Column D	Column E	Column F
			Additions
	Balance	Additions	Charged to		Balance
	At	Associated with	Costs and		at
Descriptions	January 1	Acquisitions	Expenses	Deductions(1)	December 31
	(In thousands)

Allowance for doubtful accounts
2010	$3,858	$—	$1,660	$(3,669)	$1,849
2009	$4,956	$—	$2,122	$(3,220)	$3,858
2008	$4,230	$986	$1,929	$(2,189)	$4,956

(1)	Deductions generally represent utilization of previously established reserves or the reversal of unnecessary reserves due to subsequent collections.

EXHIBIT INDEX

2(29)	Share Sale and Purchase Agreement dated as of August 24, 2007 by and among
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
(i) Exhibits and Schedules to Amendment No. 1 and Consent(37)

(b) Amendment No. 2, dated as of August 5, 2008, to the Second Amended and Restated Credit Agreement dated October 13, 2006(32)
(c) Exhibits and Schedules to the Second Amended and Restated Credit Agreement(37)
10.17(28)	Chicago Bridge & Iron Savings Plan as amended and restated as of January 1, 1997 and including the First, Second, Third, Fourth, Fifth, Sixth and Seventh Amendments
(a) Eighth Amendment to the Chicago Bridge & Iron Savings Plan(26)
(b) Ninth Amendment to the Chicago Bridge & Iron Savings Plan(28)
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
(a) Exhibits and Schedules to Series A Credit and Term Loan Agreement(37)
(b) Joinder to Series A Credit and Term Loan Agreement(38)
10.22(27)	Series B Credit and Term Loan Agreement dated as of November 6, 2006 among Chicago Bridge & Iron Company N.V., the Co-Obligors, the Lenders party thereto, Bank of America N.A. as Administrative Agent and JPMorgan Chase Bank, National Association, as Letter of Credit Issuer
(a) Exhibits and Schedules to Series B Credit and Term Loan Agreement(37)
(b) Joinder to Series B Credit and Term Loan Agreement(38)
10.23(27)	Series C Credit and Term Loan Agreement dated as of November 6, 2006 among Chicago Bridge & Iron Company N.V., the Co-Obligors, the Lenders party thereto, Bank of America N.A. as Administrative Agent and JPMorgan Chase Bank, National Association, as Letter of Credit Issuer
(a) Exhibits and Schedules to Series C Credit and Term Loan Agreement(37)
(b) Joinder to Series C Credit and Term Loan Agreement(38)
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
(b) Exhibits and Schedules to the Term Loan Agreement(37)
(c) Joinder to the Term Loan Agreement(38)
10.27(8)	Chicago Bridge & Iron 2001 Employee Stock Purchase Plan
(a) 2009 Amendment to Chicago Bridge & Iron 2001 Employee Stock Purchase Plan(35)
10.28(36)	Sales Agency Agreement, dated August 18, 2009, between Chicago Bridge & Iron N.V. and Calyon Securities (USA) Inc.
10.29(38)	Third Amended and Restated Credit Agreement dated July 23, 2010
(a) Exhibits and Schedules to the Third Amended and Restated Credit Agreement(38)
(b) Joinder to the Third Amended and Restated Credit Agreement(38)
16.2(12)	Letter Regarding Change in Certifying Auditor
21(1)	List of Significant Subsidiaries
23.1(1)	Consent and Report of the Independent Registered Public Accounting Firm
31.1(1)	Certification Pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2(1)	Certification Pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1(1)	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(1)	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS (1),(39)	XBRL Instance Document.
101.SCH (1),(39)	XBRL Taxonomy Extension Schema Document.
101.CAL (1),(39)	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB (1),(39)	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE (1),(39)	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed herewith

(2)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-18065)

(3)	Incorporated by reference from the Company’s 1997 Form 10-K filed March 31, 1998

(4)	Incorporated by reference from the Company’s 1998 Form 10-Q filed November 12, 1998

(5)	Incorporated by reference from the Company’s 1999 Form 10-Q filed May 14, 1999

(6)	Incorporated by reference from the Company’s 2000 Form 10-K filed March 29, 2001

(7)	Incorporated by reference from the Company’s 2001 Form 8-K filed September 28, 2001

(8)	Incorporated by reference from Exhibit B of the Company’s 2001 Definitive Proxy Statement filed April 10, 2001

(9)	Incorporated by reference from the Company’s 2003 Form 10-K filed March 15, 2004

(10)	Incorporated by reference from the Company’s 2004 Form 10-Q filed August 9, 2004

(11)	Incorporated by reference from the Company’s 2004 Form 10-K filed March 11, 2005

(12)	Incorporated by reference from the Company’s 2005 Form 8-K filed April 5, 2005

(13)	Incorporated by reference from the Company’s 2005 Form 8-K filed April 20, 2005

(14)	Incorporated by reference from the Company’s 2005 Form 8-K filed May 17, 2005

(15)	Incorporated by reference from the Company’s 2005 Form 8-K filed May 24, 2005

(16)	Incorporated by reference from the Company’s 2005 Form 8-K filed May 25, 2005

(17)	Incorporated by reference from the Company’s 2005 Form 10-Q filed August 8, 2005

(18)	Incorporated by reference from the Company’s 2005 Form 8-K filed October 11, 2005

(19)	Incorporated by reference from the Company’s 2005 Form 8-K filed November 17, 2005

(20)	Incorporated by reference from the Company’s 2006 Form 8-K filed January 13, 2006

(21)	Incorporated by reference from the Company’s 2006 Form 8-K filed February 2, 2006

(22)	Incorporated by reference from the Company’s 2006 Form 8-K filed February 15, 2006

(23)	Incorporated by reference from the Company’s 2006 Form 8-K filed April 3, 2006

(24)	Incorporated by reference from the Company’s 2006 Form 8-K filed May 4, 2006

(25)	Incorporated by reference from the Company’s 2005 Form 10-Q filed June 1, 2006

(26)	Incorporated by reference from the Company’s 2006 Form 10-Q filed August 9, 2006

(27)	Incorporated by reference from the Company’s 2006 Form 10-Q filed November 9, 2006

(28)	Incorporated by reference from the Company’s 2006 Form 10-K filed March 1, 2007

(29)	Incorporated by reference from the Company’s 2007 Form 8-K filed August 30, 2007

(30)	Incorporated by reference from the Company’s 2007 Form 8-K filed November 21, 2007

(31)	Incorporated by reference from Annex B of the Company’s 2008 Definitive Proxy Statement filed April 8, 2008

(32)	Incorporated by reference from the Company’s 2008 Form 10-Q filed August 6, 2008

(33)	Incorporated by reference from the Company’s 2007 Form 10-K dated February 28, 2008

(34)	Incorporated by reference from Annex B of the Company’s 2009 Definitive Proxy Statement filed March 25, 2009

(35)	Incorporated by reference from Annex D of the Company’s 2009 Definitive Proxy Statement filed March 25, 2009

(36)	Incorporated by reference from the Company’s 2009 Form 8-K filed August 18, 2009

(37)	Incorporated by reference from the Company’s 2009 Form 10-K dated February 23, 2010

(38)	Incorporated by reference from the Company’s 2010 Form 10-Q filed July 27, 2010

(39)	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008, (ii) the Consolidated Balance Sheets as of December 31, 2010 and 2009, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2010, 2009 and 2008, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008, (v) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2010, 2009 and 2008, and (vi) the Notes to Consolidated Financial Statements (block tagging only). Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.