Form 10-Q
period 2011-03-31
CHICAGO BRIDGE & IRON CO N V
filed 2011-04-27
CIK 1027884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the registrant’s common stock as of April 15, 2011 – 99,887,292

CHICAGO BRIDGE & IRON COMPANY N.V.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
Revenue	$954,271	$869,324
Cost of revenue	817,555	747,043

Gross profit	136,716	122,281
Selling and administrative expenses	57,665	51,248
Intangibles amortization	6,292	5,948
Other operating (income) expense, net	(898)	73
Equity earnings	(1,346)	(3,509)

Income from operations	75,003	68,521
Interest expense	(3,057)	(3,720)
Interest income	1,372	1,236

Income before taxes	73,318	66,037
Income tax expense	(21,754)	(21,132)

Net income	51,564	44,905
Less: Net income attributable to noncontrolling interests	(1,058)	(2,714)

Net income attributable to CB&I	$50,506	$42,191

Net income attributable to CB&I per share:
Basic	$0.51	$0.43
Diluted	$0.50	$0.42

Weighted average shares outstanding:
Basic	98,540	98,728
Diluted	100,847	100,952

Cash dividends on shares:
Amount	$4,990	$—
Per share	$0.05	$—
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets
Cash and cash equivalents	$430,257	$481,738
Accounts receivable, net	487,592	364,661
Costs and estimated earnings in excess of billings	162,906	144,133
Deferred income taxes	124,058	105,615
Other current assets	116,162	110,501

Total current assets	1,320,975	1,206,648

Equity investments	93,846	92,400
Property and equipment, net	279,359	290,206
Deferred income taxes	82,381	98,049
Goodwill	951,518	938,855
Other intangibles, net	212,496	215,401
Other non-current assets	77,094	67,975

Total assets	$3,017,669	$2,909,534

Liabilities
Notes payable	$4,817	$334
Current maturity of long-term debt	40,000	40,000
Accounts payable	398,539	359,225
Accrued liabilities	242,885	235,829
Billings in excess of costs and estimated earnings	810,822	805,245

Total current liabilities	1,497,063	1,440,633

Long-term debt	40,000	40,000
Other non-current liabilities	238,035	244,080
Deferred income taxes	100,830	100,976

Total liabilities	1,875,928	1,825,689

Shareholders’ Equity
Common stock, Euro .01 par value; shares authorized: 250,000,000; shares issued: 101,522,318; shares outstanding: 99,813,799 and 99,342,999	1,190	1,190
Additional paid-in capital	355,649	352,420
Retained earnings	828,687	783,171
Stock held in trust	(9,877)	(20,161)
Treasury stock, at cost: 1,708,519 and 2,179,319 shares	(51,651)	(40,166)
Accumulated other comprehensive loss	(5,934)	(20,992)

Total CB&I shareholders’ equity	1,118,064	1,055,462

Noncontrolling interests	23,677	28,383

Total shareholders’ equity	1,141,741	1,083,845

Total liabilities and shareholders’ equity	$3,017,669	$2,909,534

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
Cash Flows from Operating Activities
Net income	$51,564	$44,905
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	17,266	19,721
Deferred taxes	12,430	(11,936)
Stock-based compensation expense	20,016	14,887
Equity earnings, net	(1,346)	(2,055)
(Gain) loss on sale of property and equipment	(898)	73
Unrealized gain on foreign currency hedge ineffectiveness	(117)	(288)
Excess tax benefits from stock-based compensation	(14,505)	(4,550)
Change in operating assets and liabilities:
(Increase) decrease in receivables, net	(122,931)	49,548
Change in contracts in progress, net	(13,196)	9,408
Increase (decrease) in accounts payable	39,314	(92,949)
Increase in other current and non-current assets	(13,437)	(396)
Decrease in income taxes payable	—	(13,031)
Increase (decrease) in accrued and other non-current liabilities	5,742	(7,403)
Decrease in equity investments	—	2,500
(Increase) decrease in other	(19,264)	5,845

Net cash (used in) provided by operating activities	(39,362)	14,279

Cash Flows from Investing Activities
Capital expenditures	(5,013)	(4,478)
Proceeds from sale of property and equipment	2,597	1,508

Net cash used in investing activities	(2,416)	(2,970)

Cash Flows from Financing Activities
Increase (decrease) in notes payable	4,483	(43)
Excess tax benefits from stock-based compensation	14,505	4,550
Purchase of treasury stock	(37,042)	(10,529)
Issuance of stock associated with stock plans	4,776	2,901
Dividends paid	(4,990)	—
Distributions to noncontrolling interests	(5,970)	—

Net cash used in financing activities	(24,238)	(3,121)

Effect of exchange rate changes on cash	14,535	2,567

(Decrease) increase in cash and cash equivalents	(51,481)	10,755
Cash and cash equivalents, beginning of the year	481,738	326,000

Cash and cash equivalents, end of the period	$430,257	$336,755

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
Net income	$51,564	$44,905
Other comprehensive income (loss), net of tax:
Currency translation adjustment	11,267	(11,025)
Change in unrealized fair value of cash flow hedges	1,218	(439)
Change in unrecognized prior service pension credits (costs)	3,156	(47)
Change in unrecognized actuarial pension (losses) gains	(377)	276

Comprehensive income	66,828	33,670
Less: Net income attributable to noncontrolling interests	(1,058)	(2,714)
Less: Currency translation adjustment attributable to noncontrolling interests	(206)	(5)

Comprehensive income attributable to CB&I	$65,564	$30,951

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands)

									Accumulated
	Common		Additional		Stock Held				Other		Total
	Stock		Paid-In	Retained	in Trust		Treasury Stock		Comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Shares	Amount	Income (Loss)	Interests	Equity
	(Unaudited)
Balance at December 31, 2010	99,343	$1,190	$352,420	$783,171	1,379	$(20,161)	2,180	$(40,166)	$(20,992)	$28,383	$1,083,845
Net income	—	—	—	50,506	—	—	—	—	—	1,058	51,564
Currency translation adjustment, net	—	—	—	—	—	—	—	—	11,061	206	11,267
Change in unrealized fair value of cash flow hedges, net	—	—	—	—	—	—	—	—	1,218	—	1,218
Change in unrecognized prior service pension credits, net	—	—	—	—	—	—	—	—	3,156	—	3,156
Change in unrecognized actuarial pension losses, net	—	—	—	—	—	—	—	—	(377)	—	(377)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(5,970)	(5,970)
Dividends paid	—	—	—	(4,990)	—	—	—	—	—	—	(4,990)
Stock-based compensation expense	—	—	20,016	—	—	—	—	—	—	—	20,016
Release of trust shares	(114)	—	(2,414)	—	(619)	10,284	114	(4,649)	—	—	3,221
Purchase of treasury stock	(1,049)	—	—	—	—	—	1,049	(37,042)	—	—	(37,042)
Issuance of stock associated with stock plans	1,634	—	(14,373)	—	—	—	(1,634)	30,206	—	—	15,833

Balance at March 31, 2011	99,814	$1,190	$355,649	$828,687	760	$(9,877)	1,709	$(51,651)	$(5,934)	$23,677	$1,141,741

									Accumulated
	Common		Additional		Stock Held				Other		Total
	Stock		Paid-In	Retained	in Trust		Treasury Stock		Comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Shares	Amount	Income (Loss)	Interests	Equity
	(Unaudited)

Balance at December 31, 2009	100,204	$1,190	$359,283	$578,612	2,122	$(33,576)	1,319	$(30,872)	$(817)	$23,470	$897,290
Net income	—	—	—	42,191	—	—	—	—	—	2,714	44,905
Currency translation adjustment, net	—	—	—	—	—	—	—	—	(11,030)	5	(11,025)
Change in unrealized fair value of cash flow hedges, net	—	—	—	—	—	—	—	—	(439)	—	(439)
Change in unrecognized prior service pension costs, net	—	—	—	—	—	—	—	—	(47)	—	(47)
Change in unrecognized actuarial pension gains, net	—	—	—	—	—	—	—	—	276	—	276
Stock-based compensation expense	—	—	14,887	—	—	—	—	—	—	—	14,887
Release of trust shares	—	—	(12,360)	—	(686)	12,544	—	—	—	—	184
Purchase of treasury stock	(477)	—	—	—	—	—	477	(10,529)	—	—	(10,529)
Issuance of stock associated with stock plans	1,151	—	(22,742)	—	—	—	(1,151)	28,620	—	—	5,878

Balance at March 31, 2010	100,878	$1,190	$339,068	$620,803	1,436	$(21,032)	645	$(12,781)	$(12,057)	$26,189	$941,380

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
($ values in thousands, except per share data)
(Unaudited)
1. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation—The accompanying unaudited interim Condensed Consolidated Financial Statements (“financial statements”) for Chicago Bridge & Iron Company N.V. (“CB&I” or the “Company”) have been prepared pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (the “SEC”). In the opinion of management, these financial statements include all adjustments, which are of a normal recurring nature, that are necessary for a fair presentation of our financial position as of March 31, 2011 and our results of operations and cash flows for each of the three-month periods ended March 31, 2011 and 2010. The December 31, 2010 Condensed Consolidated Balance Sheet is derived from our December 31, 2010 audited Consolidated Balance Sheet; however, certain December 31, 2010 balances have been reclassified to conform to our March 31, 2011 presentation.
Management believes the disclosures in these financial statements are adequate to make the information presented not misleading. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC for interim reporting periods. The results of operations and cash flows for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with our Consolidated Financial Statements and notes thereto included in our 2010 Annual Report on Form 10-K.
Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. We believe the most significant estimates and judgments are associated with revenue recognition on engineering and construction and technology contracts, recoverability tests that must be periodically performed with respect to goodwill and intangible asset balances, valuation of accounts receivable, financial instruments and deferred tax assets, and the determination of liabilities related to self-insurance programs. If the underlying estimates and assumptions upon which the financial statements are based change in the future, actual amounts may differ from those included in the accompanying financial statements.
Revenue Recognition—Our contracts are awarded on a competitive bid and negotiated basis. We offer our customers a range of contracting options, including fixed-price, cost reimbursable and hybrid approaches. We follow the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Revenue Recognition Topic 605-35 for accounting policies relating to our use of the percentage-of-completion (“POC”) method, estimating costs and revenue recognition, including the recognition of profit incentives, unapproved change orders and claims, and combining and segmenting contracts. Our contract revenue is primarily recognized using the POC method, based on the percentage that actual costs-to-date bear to total estimated costs to complete each contract. We utilize this cost-to-cost approach, the most widely recognized method used for POC accounting, as we believe this method is less subjective than relying on assessments of physical progress. Under the cost-to-cost approach, the use of estimated cost to complete each contract is a significant variable in the process of determining recognized revenue and is a significant factor in the accounting for contracts. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods. Losses expected to be incurred on contracts in progress are charged to earnings in the period such losses become known. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates.

Contract revenue reflects the original contract price adjusted for approved change orders and estimated minimum recoveries of unapproved change orders and claims. We recognize revenue associated with unapproved change orders and claims to the extent that related costs have been incurred, recovery is probable and the value can be reliably estimated. For the three-month periods ended March 31, 2011 and 2010, we had no material unapproved change orders or claims recognized in revenue.
Cumulative costs and estimated earnings recognized to date in excess of cumulative billings is reported on the balance sheet as costs and estimated earnings in excess of billings. Cumulative billings in excess of cumulative costs and estimated earnings recognized to date is reported as billings in excess of costs and estimated earnings. Any uncollected billed revenue, including contract retentions, is reported as accounts receivable. The timing of when we bill our customers is generally dependent upon advance billing terms or completion of certain phases of the work. At March 31, 2011 and December 31, 2010, accounts receivable included contract retentions totaling $25,300 and $31,700, respectively. Contract retentions estimated to be collectible beyond one year were not significant at March 31, 2011 or December 31, 2010. Cost of revenue includes direct contract costs, such as material and labor, and indirect costs that are attributable to contract activity.
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

	Three Months Ended
	March 31,
	2011	2010
	(in thousands, except per share data)
Net income attributable to CB&I	$50,506	$42,191

Weighted average shares outstanding — basic	98,540	98,728
Effect of stock options/restricted shares/performance shares (1)	2,240	2,155
Effect of directors’ deferred-fee shares (1)	67	69

Weighted average shares outstanding — diluted	100,847	100,952

Net income attributable to CB&I per share:
Basic	$0.51	$0.43
Diluted	$0.50	$0.42

(1)	For the three-month periods ended March 31, 2011 and 2010, approximately 200 thousand and 500 thousand antidilutive shares, respectively, were excluded from our diluted EPS calculations.
Concentrations of Credit Risk—Our billed and unbilled revenue is generated from clients around the world, the majority of which are in the natural gas, petroleum and petrochemical industries. Most contracts require advance payments or progress payments. We generally do not require collateral, but in most cases can place liens against the property or equipment constructed or terminate the contract if a material default occurs. We maintain reserves for specifically identified potential uncollectible receivables, and as of March 31, 2011 and December 31, 2010, allowances for doubtful accounts totaled approximately $800 and $1,800, respectively.
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

Financial Instruments—We utilize derivative instruments in certain circumstances to mitigate the effects of changes in foreign currency exchange rates and interest rates, as described below:
•
Foreign Currency Exchange Rate Derivatives—We do not engage in currency speculation; however, we do utilize foreign currency exchange rate derivatives on an on-going basis to mitigate certain foreign currency-related operating exposures and to hedge intercompany loans utilized to finance our non-U.S. subsidiaries. We generally seek hedge accounting treatment for contracts used to hedge operating exposures and designate them as “cash flow hedges.” Therefore, gains and losses exclusive of credit risk and forward points (which represent the time-value component of the fair value of our derivative positions) are included in AOCI until the associated underlying operating exposure impacts our earnings.

Changes in the fair value of credit risk and forward points, gains and losses associated with instruments deemed ineffective during the period and instruments that we do not designate as cash flow hedges, including those instruments used to hedge intercompany loans, are recognized within cost of revenue.

•
Interest Rate Derivatives—Our interest rate derivatives are limited to a swap arrangement in place to hedge against interest rate variability associated with our unsecured term loan (the “Term Loan”). The swap arrangement is designated as a cash flow hedge, as its critical terms matched those of the Term Loan at inception and as of March 31, 2011. Therefore, changes in the fair value of the swap arrangement are included in AOCI.

For those contracts designated as cash flow hedges, we formally document all relationships between the hedging instruments and associated hedged items, as well as our risk-management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives to either specific firm commitments or highly-probable forecasted transactions. We continually assess, at inception and on an on-going basis, the effectiveness of hedging instruments in offsetting changes in the cash flows of the designated hedged items. Hedge accounting designation is discontinued when (1) it is determined that the derivative is no longer highly effective in offsetting changes in the cash flows of the hedged item, including firm commitments or forecasted transactions, (2) the derivative is sold, terminated, exercised, or expires, (3) it is no longer probable that the forecasted transaction will occur, or (4) management determines that designating the derivative as a hedging instrument is no longer appropriate. See Note 4 for additional discussion regarding financial instruments.

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
New Accounting Standards—There are no recently issued accounting standards that we believe will have a material impact on our financial position, results of operations or cash flows.

2. STOCK-BASED PLANS
Changes in common stock, additional paid-in capital, stock held in trust and treasury stock since December 31, 2010 primarily relate to activity associated with our stock-based compensation plans and stock repurchase program.
Stock-Based Compensation—During the three-month period ended March 31, 2011, we granted the following shares associated with our incentive plans:

		Weighted Average	Weighted Average
		Grant-Date Fair Value	Exercise Price
	Shares	Per Share	Per Share
Restricted shares	438,519	$35.93	NA
Performance shares	286,140	$36.15	NA
Stock options	26,891	$20.53	$33.63

Total	751,550

During the three-month period ended March 31, 2011, the following shares were issued under our incentive plans and employee stock purchase plan (“ESPP”):

Shares
Performance shares (issued upon vesting)	1,113,726
Restricted shares (issued upon vesting) (1)	654,274
Stock options (issued upon exercise)	301,556
ESPP shares (issued upon sale)	68,994

Total	2,138,550

(1)	Includes 504,418 shares that were previously transferred to a rabbi trust upon grant and reported as stock held in trust.
During the three-month periods ended March 31, 2011 and 2010, we recognized expense associated with our stock-based compensation plans of $20,016 and $14,887, respectively. For additional information related to our stock-based compensation plans, see Note 12 to our Consolidated Financial Statements in our 2010 Annual Report on Form 10-K.
Share Repurchases—During the three-month period ended March 31, 2011, we repurchased 495,899 shares associated with our stock repurchase program at an average price per share of $34.65. In addition, we withheld 553,155 shares for withholding taxes on taxable share distributions.
3. GOODWILL AND OTHER INTANGIBLES
Goodwill—At March 31, 2011 and December 31, 2010, our goodwill balances were $951,518 and $938,855, respectively, attributable to the excess of the purchase price over the fair value of net assets acquired as part of previous acquisitions. The change in goodwill for the three-month period ended March 31, 2011 was as follows:

Balance at December 31, 2010	$938,855
Foreign currency translation and other (1)	12,663

Balance at March 31, 2011	$951,518

(1)	This change is inclusive of the impact of foreign currency translation, partly offset by reductions associated with U.S. tax goodwill in excess of book goodwill.

Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually via a two-phase process, absent any indicators of impairment. The first phase screens for impairment, while the second phase, if necessary, measures impairment. We have elected to perform our annual impairment analysis during the fourth quarter of each year based upon balances as of the beginning of that year’s fourth quarter. Impairment testing of goodwill is accomplished by comparing an estimate of discounted future cash flows to the net book value of each applicable reporting unit. No indicators of goodwill impairment have been identified during 2011. There can be no assurance that future goodwill impairment tests will not result in charges to earnings.
Other Intangible Assets—The following table provides a summary of our finite-lived intangible assets at March 31, 2011 and December 31, 2010, including weighted-average useful lives for each major intangible asset class and in total:

	March 31, 2011		December 31, 2010
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets (weighted average life)
Technology (15 years)	$216,781	$(47,280)	$212,925	$(42,870)
Tradenames (12 years)	55,878	(21,695)	55,669	(19,782)
Backlog (5 years)	10,833	(7,291)	10,727	(6,684)
Lease agreements (6 years)	7,951	(4,318)	7,516	(3,781)
Non-compete agreements (7 years)	3,074	(1,437)	2,958	(1,277)

Total amortizable intangible assets (13 years)	$294,517	$(82,021)	$289,795	$(74,394)

The decrease in other intangibles, net, for the three-month period ended March 31, 2011 related to amortization expense, partially offset by the impact of foreign currency translation. Amortization expense for the three-month period ended March 31, 2011 totaled $6,292.
4. FINANCIAL INSTRUMENTS
Foreign Currency Exchange Rate Derivatives
Operating Exposures—At March 31, 2011, the notional value of our outstanding forward contracts to hedge certain foreign exchange-related operating exposures totaled approximately $84,500. These contracts vary in duration, maturing up to three years from period-end. Certain of these hedges are designated as cash flow hedges, which allows changes in their fair value to be recognized in AOCI until the associated underlying operating exposure impacts our earnings. We exclude forward points, which are recognized as ineffectiveness within cost of revenue and are not material to our earnings, from our hedge assessment analysis.
Intercompany Loan Exposures—At March 31, 2011, the notional value of our outstanding forward contracts to hedge certain intercompany loans utilized to finance non-U.S. subsidiaries totaled approximately $30,200. These contracts, which we do not designate as cash flow hedges, generally mature within seven days of period-end and are marked-to-market within cost of revenue, generally offsetting any translation gains (losses) on the underlying transactions.
Interest Rate Derivatives
Interest Rate Exposures—We continue to utilize a swap arrangement to hedge against interest rate variability associated with our Term Loan. The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Loan at inception and as of March 31, 2011. Accordingly, changes in the fair value of the hedge are recognized in AOCI.

Financial Instruments and Other Disclosures
The following tables present all financial instruments (including our cash and cash equivalents, foreign currency exchange rate derivatives and interest rate derivatives) carried at fair value as of March 31, 2011 and December 31, 2010, respectively, by valuation hierarchy and balance sheet classification:

	March 31, 2011
		Internal Models With	Internal Models With
	Quoted Market	Significant	Significant	Total Carrying Value
	Prices In Active	Observable Market	Unobservable Market	On The
	Markets (Level 1)	Parameters (Level 2) (1)	Parameters (Level 3)	Balance Sheet
Assets
Cash and cash equivalents	$430,257	$—	$—	$430,257
Other current assets	—	2,508	—	2,508
Other non-current assets	—	319	—	319

Total assets at fair value	$430,257	$2,827	$—	$433,084

Liabilities
Accrued liabilities	$—	$(3,828)	$—	$(3,828)
Other non-current liabilities	—	(919)	—	(919)

Total liabilities at fair value	$—	$(4,747)	$—	$(4,747)

	December 31, 2010
		Internal Models With	Internal Models With
	Quoted Market	Significant	Significant	Total Carrying Value
	Prices In Active	Observable Market	Unobservable Market	On the
	Markets (Level 1)	Parameters (Level 2) (1)	Parameters (Level 3)	Balance Sheet
Assets
Cash and cash equivalents	$481,738	$—	$—	$481,738
Other current assets	—	1,814	—	1,814
Other non-current assets	—	187	—	187

Total assets at fair value	$481,738	$2,001	$—	$483,739

Liabilities
Accrued liabilities	$—	$(4,102)	$—	$(4,102)
Other non-current liabilities	—	(1,427)	—	(1,427)

Total liabilities at fair value	$—	$(5,529)	$—	$(5,529)

(1)	The total assets at fair value above represent the maximum loss that we would incur on our outstanding hedges if the applicable counterparties failed to perform according to the hedge contracts.
A financial instrument’s categorization within the valuation hierarchy above is based upon the lowest level of input that is significant to the fair value measurement. Cash and cash equivalents are classified within Level 1 of the valuation hierarchy as they are valued at cost, which approximates fair value. Exchange-traded derivative positions are classified within Level 2 of the valuation hierarchy, as they are valued using internally-developed models that use readily observable market parameters (quoted market prices for similar assets and liabilities in active markets) as their basis. Our valuation technique for level 2 classifications utilizes an income approach, which discounts future cash flows based upon current market expectations and adjusts for credit risk. In some cases, derivatives may be valued based upon models with significant unobservable market parameters and would be classified within Level 3 of the valuation hierarchy. We did not have any Level 3 classifications as of March 31, 2011 or December 31, 2010.

The carrying values of our accounts receivable, accounts payable and notes payable approximate fair value because of the short-term nature of these instruments. At March 31, 2011 and December 31, 2010, the fair value of our long-term debt, based upon current market rates for debt with similar credit risk and maturity, approximated its carrying value as interest is based upon LIBOR plus an applicable floating spread and is paid quarterly in arrears.
Derivatives and Other Disclosures
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
The following table presents total fair value and balance sheet classification, by underlying risk, for derivatives designated as cash flow hedges and those not designated as cash flow hedges as of March 31, 2011 and December 31, 2010:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
Derivatives designated	Balance Sheet	March 31,	December 31,	Balance Sheet	March 31,	December 31,
as cash flow hedges	Classification	2011	2010	Classification	2011	2010

Interest rate	Other current and non-current assets	$—	$—	Accrued and other non-current liabilities	$(3,525)	$(4,248)

Foreign currency	Other current and non-current assets	2,111	1,425	Accrued and other non-current liabilities	(393)	(631)

		$2,111	$1,425		$(3,918)	$(4,879)

Derivatives not designated as cash flow hedges

Interest rate	Other current and non-current assets	$—	$—	Accrued and other non-current liabilities	$—	$—

Foreign currency	Other current and non-current assets	716	576	Accrued and other non-current liabilities	(829)	(650)

		$716	$576		$(829)	$(650)

Total fair value		$2,827	$2,001		$(4,747)	$(5,529)

The following table presents the total fair value included within AOCI for derivatives designated as cash flow hedges as of March 31, 2011 and December 31, 2010, and the total value reclassified from AOCI to interest expense and cost of revenue, by underlying risk, during the three-month periods ended March 31, 2011 and 2010:

	Amount of Gain (Loss) on Effective Derivative Portion
	Recognized in AOCI			Reclassified from AOCI into Earnings
Derivatives designated as	March 31,		December 31,	Three Months Ended March 31,
cash flow hedges	2011		2010	2011	2010

Interest rate	$(3,525)		$(4,248)	$(802)	$(1,219)
Foreign currency	1,903		995	58	127

Total	$(1,622	) (1)	$(3,253)	$(744)	$(1,092)

(1)	Of this amount, $1,023 of unrealized loss is expected to be reclassified into earnings during the next 12 months due to settlement of the associated underlying obligations.

The following table presents the total value recognized in interest expense and cost of revenue for the three-month periods ended March 31, 2011 and 2010 for derivatives not designated as cash flow hedges, by underlying risk:

	Amount of Gain (Loss)
	Recognized in Earnings
Derivatives not designated	Three Months Ended March 31,
as cash flow hedges	2011	2010

Interest rate	$—	$—
Foreign currency	(55)	143

Total	$(55)	$143

5. RETIREMENT BENEFITS
In our 2010 Annual Report on Form 10-K, we disclosed anticipated 2011 defined benefit pension and other postretirement plan contributions of approximately $16,300 and $4,300, respectively. The following table provides updated contribution information for our plans as of March 31, 2011:

	Defined	Other Postretirement
	Benefit Plans	Plans
Contributions made through March 31, 2011	$9,150	$816
Remaining contributions expected for 2011	7,965	3,239

Total contributions expected for 2011	$17,115	$4,055

The following table provides a breakout of the net periodic benefit cost associated with our defined benefit pension and other postretirement plans for the three-month periods ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
Pension Plans

Service cost	$995	$841
Interest cost	7,254	6,932
Expected return on plan assets	(6,474)	(5,957)
Amortization of prior service (credits) costs	(121)	25
Recognized net actuarial loss	288	338

Net periodic benefit cost	$1,942	$2,179

Other Postretirement Plans

Service cost	$260	$273
Interest cost	724	747
Expected return on plan assets	—	—
Amortization of prior service credits	(67)	(67)
Recognized net actuarial gain	(94)	(92)

Net periodic benefit cost	$823	$861

6. SEGMENT INFORMATION
Our reporting segments are comprised of three business sectors: CB&I Steel Plate Structures, CB&I Lummus and Lummus Technology. Our Chief Executive Officer evaluates the performance of these business sectors based upon revenue and income from operations. Each sector’s income from operations reflects corporate costs, allocated based primarily upon revenue. Intersegment revenue is not material. The following table presents total revenue and income from operations by reporting segment:

	Three Months Ended
	March 31,
	2011	2010
Revenue
CB&I Steel Plate Structures	$368,708	$334,908
CB&I Lummus	464,570	466,102
Lummus Technology	120,993	68,314

Total revenue	$954,271	$869,324

Income From Operations
CB&I Steel Plate Structures	$36,924	$32,093
CB&I Lummus	15,015	19,288
Lummus Technology	23,064	17,140

Total income from operations	$75,003	$68,521

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
Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Through March 31, 2011, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 5,000 plaintiffs and, of those claims, approximately 1,400 claims were pending and 3,600 have been closed through dismissals or settlements. Through March 31, 2011, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount of approximately one thousand dollars per claim. We review each case on its own merits and make accruals based upon the probability of loss and our estimates of the amount of liability and related expenses, if any. We do not currently believe that any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow, and, at March 31, 2011, we had accrued approximately $1,800 for liability and related expenses. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that we may expect to recover because of the variability in coverage amounts, limitations and deductibles, or the viability of carriers, with respect to our insurance policies for the years in question.

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
We believe that we are currently in compliance, in all material respects, with all environmental laws and regulations. We do not currently believe that any environmental matters will have a material adverse effect on our future results of operations, financial position or cash flow. We do not anticipate that we will incur material capital expenditures for environmental controls or for the investigation or remediation of environmental conditions during the remainder of 2011 or 2012.

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
RESULTS OF OPERATIONS
Current Market Conditions—We continue to have a broad diversity within the entire energy project spectrum, with more than 80% of our first quarter 2011 revenue coming from projects outside the U.S. Our revenue mix will continue to evolve consistent with changes in our backlog mix, as well as shifts in future global energy demand. We currently anticipate that investment in steel plate structures and energy processes projects will remain strong in many parts of the world. LNG investment also continues, with liquefaction projects increasing in comparison to regasification projects in certain geographies. With respect to technology, we continue to see a resurgence in petrochemical activity and, while refining activity remains slow, we are experiencing improving conditions.
New Awards—During the first quarter 2011, new awards, representing the value of new project commitments received during a given period, were $1.0 billion, compared with $560.2 million for the comparable 2010 period. These awards are included in backlog until work is performed and revenue is recognized, or until cancellation. Our new awards may vary significantly each reporting period based upon the timing of our major new project commitments. Our first quarter 2011 and 2010 new awards were distributed among our business sectors as follows:

	Three Months Ended March 31,
	2011	% of Total	2010	% of Total
CB&I Steel Plate Structures	$291,544	29%	$187,430	33%
CB&I Lummus	586,703	58%	273,710	49%
Lummus Technology	133,316	13%	99,100	18%

Total New Awards	$1,011,563		$560,240

See Segment Results below for further discussion.
Backlog—Backlog at March 31, 2011 was approximately $7.0 billion, compared with $6.9 billion at December 31, 2010, as new awards exceeded revenue during the first quarter. As of March 31, 2011, more than 80% of our backlog was for work outside the U.S.
Revenue—Revenue for the first quarter 2011 was $954.3 million, representing a $84.9 million increase (10%) from the corresponding 2010 period. Revenue increased $33.8 million (10%) for CB&I Steel Plate Structures, approximated 2010 levels for CB&I Lummus, and increased $52.7 million (77%) for Lummus Technology. Our first quarter 2011 and 2010 revenue was distributed among our business sectors as follows:

	Three Months Ended March 31,
	2011	% of Total	2010	% of Total
CB&I Steel Plate Structures	$368,708	38%	$334,908	38%
CB&I Lummus	464,570	49%	466,102	54%
Lummus Technology	120,993	13%	68,314	8%

Total Revenue	$954,271		$869,324

See Segment Results below for further discussion.
Gross Profit—Gross profit was $136.7 million (14.3% of revenue) for the first quarter 2011 compared with $122.3 million (14.1% of revenue) for the first quarter 2010. Our 2011 results generally benefited from an increase in revenue and a higher percentage of such revenue being derived from our higher margin Lummus Technology business.
Selling and Administrative Expenses—Selling and administrative expenses for the first quarter 2011 were $57.7 million (6.0% of revenue), compared with $51.2 million (5.9% of revenue) for the comparable 2010 period. The absolute dollar increase was primarily attributable to higher stock-based compensation costs for the 2011 period and the impact of our December 31, 2010 acquisition of the remaining 50% interest of a previously unconsolidated Lummus Technology joint venture investment (“CD Tech”). The results of CD Tech are consolidated and included within our Lummus Technology results for the 2011 period. Our stock-based compensation costs, which are predominantly in selling and administrative expense, are higher in the first quarter of each year due to the immediate expensing of awards for those participants that are eligible to retire. First quarter stock-based compensation expense totaled $20.0 million and $14.9 million for 2011 and 2010, respectively, or 56% and 48% of estimated annual expense for each of the respective periods.
Other Operating Income/(Expense)—Other operating income for the first quarter 2011 was $0.9 million versus expense of $0.1 million for the comparable 2010 period. The income for the current period primarily related to gains on our periodic sales of project-related equipment.
Equity Earnings—Equity earnings for the first quarter 2011 totaled $1.3 million compared with $3.5 million for the comparable 2010 period. The decrease compared to 2010 is primarily due to the impact of our consolidation of the results of CD Tech.
Income from Operations—Income from operations for the first quarter 2011 was $75.0 million (7.9% of revenue) versus $68.5 million (7.9% of revenue) for the comparable 2010 period. The absolute dollar increase was due to the reasons noted above. Our first quarter 2011 and 2010 income from operations was distributed among our business sectors as follows:

	Three Months Ended March 31,
	2011	% of Revenue	2010	% of Revenue
CB&I Steel Plate Structures	$36,924	10.0%	$32,093	9.6%
CB&I Lummus	15,015	3.2%	19,288	4.1%
Lummus Technology	23,064	19.1%	17,140	25.1%

Total Income From Operations	$75,003	7.9%	$68,521	7.9%

See Segment Results below for further discussion.
Interest Expense and Interest Income—Interest expense for the first quarter 2011 was $3.1 million compared to $3.7 million for the 2010 period. The decrease was due to our lower debt balance. Interest income was $1.4 million for the first quarter 2011 versus $1.2 million for the comparable period in 2010 due to higher average cash balances.
Income Tax Expense—Income tax expense for the first quarter 2011 was $21.8 million (29.7% of pre-tax income), versus $21.1 million (32.0% of pre-tax income) for the comparable 2010 period. The rate decreased compared to the corresponding 2010 period primarily due to our U.S. versus non-U.S. pre-tax income mix.
Net Income Attributable to Noncontrolling Interests—Net income attributable to noncontrolling interests for the first quarter 2011 was $1.1 million compared with $2.7 million for the comparable 2010 period. The change compared with 2010 was commensurate with the level of applicable operating income.

Segment Results
CB&I Steel Plate Structures
New Awards—During the first quarter 2011, new awards were $291.5 million, compared with $187.4 million for the comparable prior year period. The 2011 period had various awards throughout the world, with the increase over the prior year period due primarily to a higher volume of awards in South America and Canada, which included an individual tank farm award (in excess of $45.0 million).
Revenue—Revenue was $368.7 million for the first quarter 2011, representing an increase of $33.8 million (10%) over the comparable prior year period. The increase was primarily attributable to increased procurement and construction activity on our large storage tank projects in the Middle East and Australia (awarded in the fourth quarter of 2009), partly offset by a lower volume of storage tank work in Central America and the U.S.
Income from Operations—Income from operations for the first quarter 2011 was $36.9 million (10.0% of revenue) versus $32.1 million (9.6% of revenue) for the comparable 2010 period. Although we experienced a comparable project mix between quarters, our 2011 results benefited from better cost recoveries on construction activity, as compared to the 2010 period.
CB&I Lummus
New Awards—During the first quarter 2011, new awards were $586.7 million, versus $273.7 million for the comparable prior year period. New awards for the first quarter 2011 included the full release of EPC services for an oil sands project in Canada (approximately $400.0 million), front end engineering design (“FEED”) and project management services for a refinery in the Middle East (approximately $40.0 million), and various other awards, primarily in Europe. New awards for the comparable 2010 period included engineering services for a floating production, storage and offloading facility in Europe (approximately $50.0 million), a gas processing plant in Peru (approximately $45.0 million) and various other awards and contract scope increases throughout the world.
Revenue—Revenue was $464.6 million for the first quarter 2011, consistent with the comparable prior year period. Increases from activity on our large refinery project in Colombia and gas plant project in Papua New Guinea (both awarded in the fourth quarter of 2009) were offset by a lower volume of LNG work in South America, Europe and the U.S.
Income from Operations—Income from operations for the first quarter 2011 was $15.0 million (3.2% of revenue) versus $19.3 million (4.1% of revenue) for the comparable 2010 period. Our 2011 results benefited from higher cost recoveries on increased engineering activities, more than offset by higher precontract costs and a lower margin cost reimbursable project mix for the period.
Lummus Technology
New Awards—During the first quarter 2011, new awards were $133.3 million, versus $99.1 million for the comparable prior year period. The increase over the prior year period was primarily due to a higher volume of petrochemical license and engineering design awards and the consolidation of CD Tech in the current year period. The current year period included an award for the license and engineering design of a propane dehydrogenation unit and polypropylene plant in Kazakhstan.
Revenue—Revenue was $121.0 million for the first quarter 2011, representing an increase of $52.7 million (77%) over the comparable prior year period. The increase over the comparable prior year period is attributable to increased heat transfer, license and catalyst revenue resulting from an increase in petrochemical activity, and the consolidation of CD Tech in the current year period.

Income from Operations—Income from operations for the first quarter 2011 was $23.1 million (19.1% of revenue) versus $17.1 million (25.1% of revenue) for the comparable 2010 period. The absolute increase from the prior year period was due to increased revenue and the consolidation of CD Tech in the current period. The decrease as a percentage of revenue compared to the prior year period was primarily due to a different project mix in the current period compared to the prior year period and the consolidation of CD Tech.
Liquidity and Capital Resources
Cash and Cash Equivalents—At March 31, 2011, cash and cash equivalents totaled $430.3 million.
Operating—During the first quarter of 2011, cash flows used in operations totaled $39.4 million, as cash generated from earnings was offset by an overall increase in working capital levels. The increase in working capital was a result of an increase in accounts receivable ($122.9 million) for increased project activities in each of our sectors, partly offset by an increase in accounts payable ($39.3 million) for major projects in our CB&I Steel Plate Structures and CB&I Lummus sectors.
Investing—During the first quarter of 2011, net cash used in investing activities totaled $2.4 million, as capital expenditures totaling $5.0 million were partly offset by proceeds from the sale of property and equipment totaling $2.6 million.
We continue to evaluate and selectively pursue opportunities for additional expansion of our business through acquisition of complementary businesses. These acquisitions, if they arise, may involve the use of cash or may require further debt or equity financing.
Financing—During the first quarter of 2011, net cash flows used in financing activities totaled $24.2 million, primarily resulting from the purchase of shares associated with our share repurchase program and stock-based compensation plans. Cash payments associated with share repurchases during the period totaled $37.0 million (1.0 million shares at an average price of $35.31 per share), including $17.2 million to repurchase common stock under our repurchase program (0.5 million shares) and $19.9 million for stock-based compensation related withholding taxes on taxable share distributions (0.5 million shares). Additionally, distributions to our noncontrolling interest partners and dividends paid to our shareholders totaled $6.0 million and $5.0 million, respectively. These cash outflows were partly offset by tax benefits associated with tax deductions in excess of recognized stock-based compensation costs totaling $14.5 million and cash proceeds from the issuance of shares associated with our stock plans totaling $4.8 million.
Effect of Exchange Rate Changes on Cash—During the first quarter of 2011, our cash balance increased by $14.5 million due to the impact of changes in functional currency exchange rates against the U.S. dollar on non-U.S. dollar cash balances, primarily the Euro. The unrealized gain on our cash balance resulting from this exchange rate movement is reflected in the cumulative translation component of other comprehensive income (loss). Our cash held in non-U.S. dollar currencies is used primarily for project-related and other operating expenditures in those currencies, and therefore, our exposure to realized exchange gains and losses is not anticipated to be material.
Letters of Credit/Bank Guarantees/Debt/Surety Bonds—Our primary internal source of liquidity is cash flow generated from operations. Capacity under a revolving credit facility is also available, if necessary, to fund operating or investing activities. We have a four-year, $1.1 billion, committed and unsecured revolving credit facility with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, and Bank of America, N.A. (“BofA”), as syndication agent, which expires in July 2014 (the “Revolving Facility”). The Revolving Facility has a borrowing sublimit of $550.0 million and certain financial covenants, such as a maximum leverage ratio of 2.50, a minimum fixed charge coverage ratio of 1.75 and a minimum net worth level calculated as $757.5 million at March 31, 2011. The Revolving Facility also includes customary restrictions regarding subsidiary indebtedness, sales of assets, liens, investments, type of business conducted and mergers and acquisitions, among other restrictions. No direct borrowings were outstanding under the Revolving Facility as of March 31, 2011; however, we had issued $450.5 million of letters of credit. Such letters of credit are generally issued to customers in the ordinary course of business to support advance payments and performance guarantees, in lieu of retention on our contracts, or in certain cases, are issued in support of our insurance program. As of March 31, 2011, we had $649.5 million of available capacity under the Revolving Facility.

In addition to the Revolving Facility, we have three committed and unsecured letter of credit and term loan agreements (the “LC Agreements”) with BofA, as administrative agent, JPMorgan, and various private placement note investors. Under the terms of the LC Agreements, either BofA or JPMorgan (the “LC Issuers”) can issue letters of credit. In the aggregate, they provide up to $275.0 million of capacity. As of March 31, 2011, no direct borrowings were outstanding under the LC Agreements, but all three tranches were fully utilized. Tranche A, a $50.0 million facility, and Tranche B, a $100.0 million facility, are both five-year facilities which expire in November 2011. Tranche C is an eight-year, $125.0 million facility which expires in November 2014. The LC Agreements have financial and restrictive covenants similar to those noted above for the Revolving Facility. In the event of our default under the LC Agreements, including our failure to reimburse a draw against an issued letter of credit, the LC Issuers could transfer their claim against us, to the extent such amount is due and payable by us under the LC Agreements, to the private placement lenders, creating a term loan that is due and payable no later than the stated maturity of the respective LC Agreement. In addition to quarterly letter of credit fees that we pay under the LC Agreements, we would be assessed an applicable rate of interest over LIBOR to the extent that a term loan is in effect.
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
We also have various short-term, uncommitted revolving credit facilities (the “Uncommitted Facilities”) across several geographic regions of approximately $1.3 billion. These facilities are generally used to provide letters of credit or bank guarantees to customers to support advance payments and performance guarantees in the ordinary course of business or in lieu of retention on our contracts. At March 31, 2011, we had available capacity of $582.9 million under these facilities. In addition to providing letters of credit or bank guarantees, we also issue surety bonds in the ordinary course of business to support our contract performance.
As of March 31, 2011, we were in compliance with all of our restrictive and financial covenants, with a leverage ratio of 0.34, a fixed charge coverage ratio of 5.88, and net worth of $1.1 billion. Our ability to remain in compliance with our lending facilities could be impacted by circumstances or conditions beyond our control, including but not limited to the delay or cancellation of projects, changes in currency exchange or interest rates, performance of pension plan assets, or changes in actuarial assumptions. Further, we could be impacted if our customers experience a material change in their ability to pay us or if the banks associated with our lending facilities were to cease or reduce operations.
Sales Agency Agreement—We have a Sales Agency Agreement with Calyon Securities (USA) Inc. (“Calyon”), pursuant to which we may issue and sell from time to time, with Calyon as our sales agent, up to 10.0 million shares of our common stock. During the quarter ended March 31, 2011, no shares were sold under the Sales Agency Agreement.
Other—We believe that our cash on hand, funds generated by operations, amounts available under our existing Revolving Facility, LC Agreements and Uncommitted Facilities, and other external sources of liquidity, such as the issuance of debt and equity instruments, will be sufficient to finance our capital expenditures, settle our commitments and contingencies (as more fully described in Note 7 to our financial statements) and address our working capital needs for the foreseeable future. However, there can be no assurance that such funding will be available, as our ability to generate cash flows from operations and our ability to access funding under our Revolving Facility, LC Agreements and Uncommitted Facilities at current prices may be impacted by a variety of business, economic, legislative, financial and other factors, which may be outside of our control. Additionally, while we currently have significant uncommitted bonding facilities, primarily to support various commercial provisions in our contracts, a termination or reduction of these bonding facilities could result in the utilization of letters of credit in lieu of performance bonds, thereby reducing our available capacity under the Revolving Facility and LC Agreements. Although we do not anticipate a reduction or termination of the bonding facilities, there can be no assurance that such facilities will be available at reasonable terms to service our ordinary course obligations.

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
Revenue Recognition—Our contracts are awarded on a competitive bid and negotiated basis. We offer our customers a range of contracting options, including fixed-price, cost reimbursable and hybrid approaches. We follow the guidance of FASB’s ASC Revenue Recognition Topic 605-35 for accounting policies relating to our use of the POC method, estimating costs and revenue recognition, including the recognition of profit incentives, unapproved change orders and claims, and combining and segmenting contracts. Our contract revenue is primarily recognized using the POC method, based on the percentage that actual costs-to-date bear to total estimated costs to complete each contract. We utilize this cost-to-cost approach, the most widely recognized method used for POC accounting, as we believe this method is less subjective than relying on assessments of physical progress. Under the cost-to-cost approach, the use of estimated cost to complete each contract is a significant variable in the process of determining recognized revenue and is a significant factor in the accounting for contracts. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods. Losses expected to be incurred on contracts in progress are charged to earnings in the period such losses become known. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates.
Contract revenue reflects the original contract price adjusted for approved change orders and estimated minimum recoveries of unapproved change orders and claims. We recognize revenue associated with unapproved change orders and claims to the extent that related costs have been incurred, recovery is probable and the value can be reliably estimated. For the three-month periods ended March 31, 2011 and 2010, we had no material unapproved change orders or claims recognized in revenue.

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
Financial Instruments—We utilize derivative instruments in certain circumstances to mitigate the effects of changes in foreign currency exchange rates and interest rates, as described below:
•
Foreign Currency Exchange Rate Derivatives—We do not engage in currency speculation; however, we do utilize foreign currency exchange rate derivatives on an on-going basis to mitigate certain foreign currency-related operating exposures and to hedge intercompany loans utilized to finance our non-U.S. subsidiaries. We generally seek hedge accounting treatment for contracts used to hedge operating exposures and designate them as “cash flow hedges.” Therefore, gains and losses exclusive of credit risk and forward points (which represent the time-value component of the fair value of our derivative positions) are included in AOCI until the associated underlying operating exposure impacts our earnings.

Changes in the fair value of credit risk and forward points, gains and losses associated with instruments deemed ineffective during the period and instruments that we do not designate as cash flow hedges, including those instruments used to hedge intercompany loans, are recognized within cost of revenue.

•
Interest Rate Derivatives—Our interest rate derivatives are limited to a swap arrangement in place to hedge against interest rate variability associated with our Term Loan. The swap arrangement is designated as a cash flow hedge, as its critical terms matched those of the Term Loan at inception and as of March 31, 2011. Therefore, changes in the fair value of the swap arrangement are included in AOCI.

Income Taxes—Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The final realization of deferred tax assets depends upon our ability to generate sufficient future taxable income of the appropriate character and in the appropriate jurisdictions. We have not provided a valuation allowance against approximately $57.8 million (at December 31, 2010) of our net U.K. deferred tax asset associated with net operating losses, as we believe that it is more likely than not that the recorded net deferred tax asset will be utilized from future earnings.
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
Insurance—We maintain insurance coverage for various aspects of our business and operations. However, we retain a portion of anticipated losses through the use of deductibles and self-insured retentions for our exposures related to third-party liability and workers’ compensation. Management regularly reviews estimates of reported and unreported claims through analysis of historical and projected trends, in conjunction with actuaries and other consultants, and provides for losses through insurance reserves. As claims develop and additional information becomes available, adjustments to loss reserves may be required. If actual results are not consistent with our assumptions, we may be exposed to gains or losses that could be material.
Recoverability of Goodwill and Long-Lived Assets—Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually via a two-phase process, absent any indicators of impairment. Our goodwill impairment analysis requires us to allocate goodwill to our reporting units, compare the fair value of each reporting unit with its carrying amount, including goodwill, and then, if necessary, record a goodwill impairment charge in an amount equal to the excess, if any, of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill.

The primary method we employ to estimate the fair value of each reporting unit is the discounted cash flow method. This methodology is based, to a large extent, on assumptions about future events, which may or may not occur as anticipated, and such deviations could have a significant impact on the estimated fair values calculated. These assumptions include, but are not limited to, estimates of future growth rates, discount rates and terminal values of reporting units. Our goodwill balance at March 31, 2011 was $951.5 million. Based upon our current strategic planning and associated goodwill impairment assessments, there are currently no indicators of impairment for any of our reporting units.
We review tangible and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation is required, the estimated cash flows associated with the asset or asset group will be compared to the asset’s carrying amount to determine if an impairment exists. Finite-lived identifiable intangible assets are amortized on a straight-line basis over estimated useful lives ranging from 5 to 20 years, absent any indicators of impairment. For further discussion regarding goodwill and other intangible assets, see Note 3 to our financial statements.
Forward-Looking Statements
This quarterly report on Form 10-Q, including all documents incorporated by reference, contains forward-looking statements regarding CB&I and represents our expectations and beliefs concerning future events. These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties. When considering any statements that are predictive in nature, depend upon or refer to future events or conditions, or use or contain words, terms, phrases, or expressions such as “achieve,” “forecast,” “plan,” “propose,” “strategy,” “envision,” “hope,” “will,” “continue,” “potential,” “expect,” “believe,” “anticipate,” “project,” “estimate,” “predict,” “intend,” “should,” “could,” “may,” “might,” or similar forward-looking statements, we refer you to the cautionary statements concerning risk factors and “Forward-Looking Statements” described under “Risk Factors” in Item 1A of our Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2010, which cautionary statements are incorporated herein by reference.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk—We are exposed to market risk associated with changes in foreign currency exchange rates, which may adversely affect our results of operations and financial condition. One form of exposure to fluctuating exchange rates relates to the effects of translating financial statements of foreign operations into our reporting currency, which are recognized as a cumulative translation adjustment in AOCI. We generally do not hedge our exposure to potential foreign currency translation adjustments.
We do not engage in currency speculation; however, we do utilize foreign currency derivatives on an on-going basis to mitigate certain foreign currency-related operating exposures and to hedge intercompany loans utilized to finance non-U.S. subsidiaries. We generally seek hedge accounting treatment for contracts used to hedge operating exposures and designate them as “cash flow hedges.” Therefore, gains and losses exclusive of credit risk and forward points are included in AOCI until the associated underlying operating exposure impacts our earnings. Changes in the fair value of forward points, gains and losses associated with instruments deemed ineffective during the period and instruments that we do not designate as cash flow hedges, including those instruments used to hedge intercompany loans, are recognized within cost of revenue and were not material for the three-month period ended March 31, 2011.
At March 31, 2011, the outstanding notional value of our outstanding forward contracts to hedge certain foreign exchange-related operating exposures totaled $84.5 million, including foreign currency exchange rate exposure associated with the following currencies: Euro ($58.8 million), Singapore Dollar ($9.7 million), Brazilian Real ($8.0 million), Kuwaiti Dinar ($4.1 million), Thai Baht ($2.2 million) and Russian Ruble ($1.7 million). The total net fair value of these contracts was a gain of approximately $1.9 million. The potential change in fair value for our outstanding contracts from a hypothetical ten percent change in quoted foreign currency exchange rates would have been approximately $0.2 million at March 31, 2011.

At March 31, 2011, the outstanding notional value of our outstanding forward contracts to hedge certain intercompany loans utilized to finance non-U.S. subsidiaries totaled $30.2 million, including foreign currency exchange rate exposure associated with the Euro ($17.1 million) and Singapore Dollar ($13.1 million). The total net fair value of these contracts was a loss of $0.3 million. The potential change in fair value for our outstanding contracts from a hypothetical ten percent change in quoted foreign currency exchange rates would have been approximately $0.1 million at March 31, 2011.
Interest Rate Risk—We continue to utilize a swap arrangement to hedge against interest rate variability associated with our Term Loan. The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Loan at inception and as of March 31, 2011. Accordingly, changes in the fair value of the interest rate swap are recognized through AOCI. The total net fair value of the contract was a loss of approximately $3.5 million. The potential change in fair value for our interest rate swap from a hypothetical one percent change in the LIBOR rate would have been approximately $0.7 million at March 31, 2011.
Other—The carrying values of our cash and cash equivalents, accounts receivable, accounts payable and notes payable approximate their fair values because of the short-term nature of these instruments. At March 31, 2011, the fair value of our long-term debt, based upon the current market rates for debt with similar credit risk and maturity, approximated its carrying value as interest is based upon LIBOR plus an applicable floating spread and is paid quarterly in arrears. For quantification of our financial instruments see Note 4 to our financial statements.
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
Changes in Internal Controls—There were no changes in our internal controls over financial reporting that occurred during the three-month period ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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

Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Through March 31, 2011, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 5,000 plaintiffs and, of those claims, approximately 1,400 claims were pending and 3,600 have been closed through dismissals or settlements. Through March 31, 2011, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount of approximately one thousand dollars per claim. We review each case on its own merits and make accruals based upon the probability of loss and our estimates of the amount of liability and related expenses, if any. We do not currently believe that any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow, and, at March 31, 2011, we had accrued approximately $1.8 million for liability and related expenses. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that we may expect to recover because of the variability in coverage amounts, limitations and deductibles, or the viability of carriers, with respect to our insurance policies for the years in question.
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
We believe that we are currently in compliance, in all material respects, with all environmental laws and regulations. We do not currently believe that any environmental matters will have a material adverse effect on our future results of operations, financial position or cash flow. We do not anticipate that we will incur material capital expenditures for environmental controls or for the investigation or remediation of environmental conditions during the remainder of 2011 or 2012.
Item 1A. Risk Factors
There have been no material changes to the Risk Factors disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 22, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Stock Repurchase Program
The following table summarizes the number of shares repurchased through our stock repurchase program during the first quarter of 2011:
Issuer Purchases of Equity Securities (2)

			c) Total Number of
			Shares Purchased as	d) Maximum Number of
	a) Total Number of	b) Average Price	Part of Publicly	Shares that May Yet Be
Period	Shares Purchased	Paid per Share	Announced Plan	Purchased Under the Plan (1)

3/1/11 - 3/31/11 (1)	495,899	$34.6491	495,899	7,309,584

Total	495,899	$34.6491	495,899	7,309,584

(1)	Effective May 6, 2010, under the 2010 Stock Repurchase Program, we are authorized through November 6, 2011 to repurchase up to 10% of our issued share capital (or approximately 10,000,000 shares).

(2)	Table does not include shares withheld for tax purposes or forfeitures under our equity plans.
Share Issuance Agreement
On August 18, 2009, we entered into a Sales Agency Agreement with Calyon, pursuant to which we may issue and sell from time to time, through Calyon as our sales agent, up to 10.0 million shares of our common stock (the “Shares”). The Shares are registered under the Securities Act of 1933, as amended, pursuant to our shelf registration statement on Form S-3 (File No. 333-160852), which became effective upon filing with the SEC on July 29, 2009. During the three-month period ended March 31, 2011, no Shares were sold under the Sales Agency Agreement.
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

(2)
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the condensed consolidated statements of operations for the three-months ended March 31, 2011 and 2010, (ii) the condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010, (iii) the condensed consolidated statements of cash flows for the three-months ended March 31, 2011 and 2010, (iv) the condensed consolidated statements of comprehensive income for the three-months ended March 31, 2011 and 2010, (v) the condensed consolidated statements of changes in shareholders’ equity for the three-months ended March 31, 2011 and 2010, and (vi) the notes to financial statements (block tagging only). Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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
Date: April 26, 2011