Form 10-Q
period 2011-06-30
CHICAGO BRIDGE & IRON CO N V
filed 2011-07-22
CIK 1027884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

The number of shares outstanding of the registrant’s common stock as of July 15, 2011 – 98,683,418

CHICAGO BRIDGE & IRON COMPANY N.V.

CHICAGO BRIDGE & IRON COMPANY N.V.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)
Revenue	$1,085,705	$916,044	$2,039,976	$1,785,368
Cost of revenue	945,612	795,742	1,763,167	1,542,785

Gross profit	140,093	120,302	276,809	242,583
Selling and administrative expenses	48,475	46,342	106,140	97,590
Intangibles amortization	6,372	5,812	12,664	11,760
Other operating expense (income), net	54	779	(844)	852
Equity earnings	(3,204)	(3,533)	(4,550)	(7,042)

Income from operations	88,396	70,902	163,399	139,423
Interest expense	(3,538)	(3,079)	(6,595)	(6,799)
Interest income	1,743	1,055	3,115	2,291

Income before taxes	86,601	68,878	159,919	134,915
Income tax expense	(24,898)	(19,994)	(46,652)	(41,126)

Net income	61,703	48,884	113,267	93,789
Less: Net loss (income) attributable to noncontrolling interests	191	(1,557)	(867)	(4,271)

Net income attributable to CB&I	$61,894	$47,327	$112,400	$89,518

Net income attributable to CB&I per share:
Basic	$0.63	$0.48	$1.14	$0.91
Diluted	$0.62	$0.47	$1.12	$0.89

Weighted average shares outstanding:
Basic	98,449	98,951	98,494	98,840
Diluted	100,163	100,641	100,503	100,796

Cash dividends on shares:
Amount	$4,930	$—	$9,920	$—
Per share	$0.05	$—	$0.10	$—

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)
Net income	$61,703	$48,884	$113,267	$93,789
Other comprehensive income (loss), net of tax:
Currency translation adjustment	11,093	(29,314)	22,360	(40,339)
Change in unrealized fair value of cash flow hedges	447	(1,214)	1,665	(1,653)
Change in unrecognized prior service pension (credits) costs	(93)	70	3,063	23
Change in unrecognized actuarial pension losses (gains)	118	(1,667)	(259)	(1,391)

Comprehensive income	73,268	16,759	140,096	50,429
Less: Net loss (income) attributable to noncontrolling interests	191	(1,557)	(867)	(4,271)
Less: Currency translation adjustment attributable to noncontrolling interests	79	39	(127)	34

Comprehensive income attributable to CB&I	$73,538	$15,241	$139,102	$46,192

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	September 30,
	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Cash and cash equivalents	$375,878	$481,738
Accounts receivable, net	581,208	364,661
Costs and estimated earnings in excess of billings	166,150	144,133
Deferred income taxes	119,934	105,615
Other current assets	146,402	110,501

Total current assets	1,389,572	1,206,648

Equity investments	95,547	92,400
Property and equipment, net	277,953	290,206
Deferred income taxes	75,669	98,049
Goodwill	956,466	938,855
Other intangibles, net	207,484	215,401
Other non-current assets	76,315	67,975

Total assets	$3,079,006	$2,909,534

Liabilities
Notes payable	$574	$334
Current maturity of long-term debt	40,000	40,000
Accounts payable	446,326	359,225
Accrued liabilities	243,188	235,829
Billings in excess of costs and estimated earnings	807,666	805,245

Total current liabilities	1,537,754	1,440,633

Long-term debt	40,000	40,000
Other non-current liabilities	237,792	244,080
Deferred income taxes	97,676	100,976

Total liabilities	1,913,222	1,825,689

Shareholders’ Equity
Common stock, Euro .01 par value; shares authorized: 250,000,000; shares issued: 101,522,318; shares outstanding: 98,619,097 and 99,342,999	1,190	1,190
Additional paid-in capital	361,381	352,420
Retained earnings	885,651	783,171
Stock held in trust	(9,796)	(20,161)
Treasury stock, at cost: 2,903,221 and 2,179,319 shares	(100,548)	(40,166)
Accumulated other comprehensive income (loss)	5,710	(20,992)

Total CB&I shareholders’ equity	1,143,588	1,055,462

Noncontrolling interests	22,196	28,383

Total shareholders’ equity	1,165,784	1,083,845

Total liabilities and shareholders’ equity	$3,079,006	$2,909,534

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	September 30,	September 30,
	Six Months Ended June 30,
	2011	2010
	(Unaudited)
Cash Flows from Operating Activities
Net income	$113,267	$93,789
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	34,545	38,323
Deferred taxes	22,151	4,262
Stock-based compensation expense	26,030	21,396
Equity earnings, net	(4,550)	(5,772)
(Gain) loss on sale of property and equipment	(844)	2,996
Unrealized (gain) loss on foreign currency hedge ineffectiveness	(23)	368
Excess tax benefits from stock-based compensation	(15,040)	(5,305)
Change in operating assets and liabilities:
(Increase) decrease in receivables, net	(216,547)	79,194
Change in contracts in progress, net	(19,596)	(56,664)
Increase (decrease) in accounts payable	87,101	(104,594)
Increase in other current and non-current assets	(42,858)	(15,353)
Decrease in income taxes payable	—	(15,248)
Increase (decrease) in accrued and other non-current liabilities	6,281	(42,171)
Decrease in equity investments	1,453	12,500
(Increase) decrease in other	(25,813)	33,102

Net cash (used in) provided by operating activities	(34,443)	40,823

Cash Flows from Investing Activities
Capital expenditures	(15,763)	(9,250)
Proceeds from sale of property and equipment	2,501	3,527

Net cash used in investing activities	(13,262)	(5,723)

Cash Flows from Financing Activities
Increase (decrease) in notes payable	240	(30)
Excess tax benefits from stock-based compensation	15,040	5,305
Purchase of treasury stock	(89,428)	(51,264)
Issuance of stock	7,512	5,627
Dividends paid	(9,920)	—
Distributions to noncontrolling interests	(7,181)	—

Net cash used in financing activities	(83,737)	(40,362)

Effect of exchange rate changes on cash	25,582	(20,282)

Decrease in cash and cash equivalents	(105,860)	(25,544)
Cash and cash equivalents, beginning of the year	481,738	326,000

Cash and cash equivalents, end of the period	$375,878	$300,456

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

			Additional Paid-In Capital	Retained Earnings					Accumulated Other Compre- hensive (Loss) Income	Noncon- trolling Interests	Total Share- holders’ Equity
	Common Stock				Stock Held in Trust		Treasury Stock
	Shares	Amount			Shares	Amount	Shares	Amount
					(Unaudited)
Balance at December 31, 2010	99,343	$1,190	$352,420	$783,171	1,379	$(20,161)	2,179	$(40,166)	$(20,992)	$28,383	$1,083,845
Net income	—	—	—	112,400	—	—	—	—	—	867	113,267
Currency translation adjustment, net	—	—	—	—	—	—	—	—	22,233	127	22,360
Change in unrealized fair value of cash flow hedges, net	—	—	—	—	—	—	—	—	1,665	—	1,665
Change in unrecognized prior service pension costs, net	—	—	—	—	—	—	—	—	3,063	—	3,063
Change in unrecognized actuarial pension gains, net	—	—	—	—	—	—	—	—	(259)	—	(259)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(7,181)	(7,181)
Dividends paid	—	—	—	(9,920)	—	—	—	—	—	—	(9,920)
Stock-based compensation expense	—	—	26,030	—	—	—	—	—	—	—	26,030
Release of trust shares	(114)	—	(2,426)	—	(626)	10,365	114	(4,649)	—	—	3,290
Purchase of treasury stock	(2,431)	—	—	—	—	—	2,431	(89,428)	—	—	(89,428)
Issuance of stock	1,821	—	(14,643)	—	—	—	(1,821)	33,695	—	—	19,052

Balance at June 30, 2011	98,619	$1,190	$361,381	$885,651	753	$(9,796)	2,903	$(100,548)	$5,710	$22,196	$1,165,784

			Additional Paid-In Capital	Retained Earnings	Stock Held in Trust		Treasury Stock		Accumulated Other Compre- hensive (Loss) Income	Noncon- trolling Interests	Total Share- holders’ Equity
	Common Stock
	Shares	Amount			Shares	Amount	Shares	Amount
					(Unaudited)
Balance at December 31, 2009	100,204	$1,190	$359,283	$578,612	2,122	$(33,576)	1,319	$(30,872)	$(817)	$23,470	$897,290
Net income	—	—	—	89,518	—	—	—	—	—	4,271	93,789
Currency translation adjustment, net	—	—	—	—	—	—	—	—	(40,305)	(34)	(40,339)
Change in unrealized fair value of cash flow hedges, net	—	—	—	—	—	—	—	—	(1,653)	—	(1,653)
Change in unrecognized prior service pension costs, net	—	—	—	—	—	—	—	—	23	—	23
Change in unrecognized actuarial pension gains, net	—	—	—	—	—	—	—	—	(1,391)	—	(1,391)
Stock-based compensation expense	—	—	21,396	—	—	—	—	—	—	—	21,396
Release of trust shares	—	—	(12,903)	—	(732)	13,212	—	—	—	—	309
Purchase of treasury stock	(2,692)	—	—	—	—	—	2,692	(51,264)	—	—	(51,264)
Issuance of stock	1,418	—	(23,815)	—	—	—	(1,418)	33,035	—	—	9,220

Balance at June 30, 2010	98,930	$1,190	$343,961	$668,130	1,390	$(20,364)	2,593	$(49,101)	$(44,143)	$27,707	$927,380

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

($ values in thousands, except per share data)

(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying unaudited interim Condensed Consolidated Financial Statements (“financial statements”) for Chicago Bridge & Iron Company N.V. (“CB&I” or the “Company”) have been prepared pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (the “SEC”). In the opinion of management, these financial statements include all adjustments, which are of a normal recurring nature, that are necessary for a fair presentation of our financial position as of June 30, 2011 and our results of operations and cash flows for each of the three and six-month periods ended June 30, 2011 and 2010. The December 31, 2010 Condensed Consolidated Balance Sheet is derived from our December 31, 2010 audited Consolidated Balance Sheet; however, certain December 31, 2010 balances have been reclassified to conform to our June 30, 2011 presentation.

Management believes the disclosures in these financial statements are adequate to make the information presented not misleading. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC for interim reporting periods. The results of operations and cash flows for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with our Consolidated Financial Statements and notes thereto included in our 2010 Annual Report on Form 10-K (“2010 Annual Report”).

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

Revenue Recognition—Our contracts are awarded on a competitive bid and negotiated basis. We offer our customers a range of contracting options, including fixed-price, cost reimbursable and hybrid approaches. We follow the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Revenue Recognition Topic 605-35 for accounting policies relating to our use of the percentage-of-completion (“POC”) method, estimating costs, and revenue recognition, including the recognition of profit incentives, unapproved change orders and claims, and combining and segmenting contracts. Our contract revenue is primarily recognized using the POC method, based on the percentage that actual costs-to-date bear to total estimated costs to complete each contract. We utilize this cost-to-cost approach, the most widely recognized method used for POC accounting, as we believe this method is less subjective than relying on assessments of physical progress. Under the cost-to-cost approach, the use of estimated cost to complete each contract is a significant variable in the process of determining recognized revenue and is a significant factor in the accounting for contracts. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts in progress. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates.

Contract revenue reflects the original contract price adjusted for approved change orders and estimated minimum recoveries of unapproved change orders and claims. We recognize revenue associated with unapproved change orders and claims to the extent that related costs have been incurred, recovery is probable and the value can be reliably estimated. For the three and six-month periods ended June 30, 2011 and 2010, we had no material unapproved change orders or claims recognized in revenue.

Cumulative costs and estimated earnings recognized to date in excess of cumulative billings is reported on the balance sheet as costs and estimated earnings in excess of billings. Cumulative billings in excess of cumulative costs and estimated earnings recognized to date is reported as billings in excess of costs and estimated earnings. Any uncollected billed revenue, including contract retentions, is reported as accounts receivable. The timing of when we bill our customers is generally dependent upon advance billing terms or completion of certain phases of the work. At June 30, 2011 and December 31, 2010, accounts receivable included contract retentions totaling approximately $26,000 and $31,700, respectively. Contract retentions estimated to be collectible beyond one year were not significant at June 30, 2011 or December 31, 2010. Cost of revenue includes direct contract costs, such as material and labor, and indirect costs that are attributable to contract activity.

Goodwill and Other Intangible Assets—Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually via a two-phase process, absent any indicators of impairment. The first phase screens for impairment, while the second phase, if necessary, measures impairment. We have elected to perform our annual impairment analysis during the fourth quarter of each year based upon balances as of the beginning of that year’s fourth quarter. Our analysis of goodwill for potential impairment is accomplished by comparing an estimate of discounted future cash flows to the net book value of each applicable reporting unit.

We review finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation is required, the estimated cash flows associated with the intangible asset will be compared to the carrying amount to determine if an impairment exists. Finite-lived identifiable intangible assets are amortized on a straight-line basis over estimated useful lives ranging from 5 to 20 years, absent any indicators of impairment.

See Note 4 for additional discussion of goodwill and other intangible assets.

Earnings Per Share (“EPS”)—Basic EPS is calculated by dividing net income attributable to CB&I by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of dilutive securities, consisting of employee stock options, restricted shares, performance shares (where performance criteria have been met) and directors’ deferred-fee shares. See Note 2 for calculations associated with basic and diluted EPS.

Concentrations of Credit Risk—Our billed and unbilled revenue is generated from clients around the world, the majority of which are in the natural gas, petroleum and petrochemical industries. Most contracts require advance payments or progress payments. We generally do not require collateral, but in most cases can place liens against the property or equipment constructed or terminate the contract if a material default occurs. We may be exposed to potential credit risk if our customers should encounter financial difficulties, and we maintain reserves for specifically identified potential uncollectible receivables. As of June 30, 2011 and December 31, 2010, allowances for doubtful accounts totaled approximately $1,200 and $1,800, respectively.

Foreign Currency—The nature of our business activities involves the management of various financial and market risks, including those related to changes in foreign currency exchange rates. The effects of translating financial statements of foreign operations into our reporting currency are recognized as a cumulative translation adjustment in accumulated other comprehensive income (loss) (“AOCI”). These balances, which have been primarily impacted in the current year by movements in the Euro and Australian Dollar exchange rates against the U.S. Dollar, are net of tax, which includes tax credits associated with the translation adjustment, where applicable. Foreign currency exchange gains (losses) are included within cost of revenue.

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

•

Interest Rate Derivatives—Our interest rate derivatives are limited to a swap arrangement in place to hedge against interest rate variability associated with our unsecured term loan (the “Term Loan”). The swap arrangement is designated as a cash flow hedge, as its critical terms matched those of the Term Loan at inception and as of June 30, 2011. Therefore, changes in the fair value of the swap arrangement are included in AOCI.

For those contracts designated as cash flow hedges, we formally document all relationships between the derivative instruments and associated hedged items, as well as our risk-management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives to either specific firm commitments or highly-probable forecasted transactions. We continually assess, at inception and on an on-going basis, the effectiveness of derivative instruments in offsetting changes in the cash flows of the designated hedged items. Hedge accounting designation is discontinued when (1) it is determined that the derivative is no longer highly effective in offsetting changes in the cash flows of the hedged item, including firm commitments or forecasted transactions, (2) the derivative is sold, terminated, exercised, or expires, (3) it is no longer probable that the forecasted transaction will occur, or (4) management determines that designating the derivative as a hedging instrument is no longer appropriate. See Note 5 for additional discussion regarding financial instruments.

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

We provide income tax reserves in situations where we have and have not received tax assessments. Tax reserves are provided in those instances where we consider it more likely than not that additional taxes will be due in excess of amounts reflected in income tax returns filed worldwide. As a matter of standard policy, we continually review our exposure to additional income tax obligations and as further information is known or events occur, changes in our tax reserves may be recorded.

New Accounting Standards—There are no recently issued accounting standards that we believe will have a material impact on our financial position, results of operations or cash flows.

2.	EARNINGS PER SHARE

A reconciliation of weighted average basic shares outstanding to diluted shares outstanding and the computation of basic and diluted EPS are as follows:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands, except per share data)
Net income attributable to CB&I	$61,894	$47,327	$112,400	$89,518

Weighted average shares outstanding - basic	98,449	98,951	98,494	98,840
Effect of stock options/restricted shares/performance shares (1)	1,647	1,620	1,942	1,886
Effect of directors’ deferred-fee shares (1)	67	70	67	70

Weighted average shares outstanding - diluted	100,163	100,641	100,503	100,796

Net income attributable to CB&I per share:
Basic	$0.63	$0.48	$1.14	$0.91
Diluted	$0.62	$0.47	$1.12	$0.89

(1)

For both the three and six-month periods ended June 30, 2011, approximately 200 thousand antidilutive shares were excluded from our diluted EPS calculations. For both the comparable three and six-month periods ended June 30, 2010, approximately 500 thousand antidilutive shares were excluded from our diluted EPS calculations.

3.	STOCK-BASED PLANS

Changes in common stock, additional paid-in capital, stock held in trust and treasury stock since December 31, 2010 primarily relate to activity associated with our stock-based compensation plans and stock repurchase program.

Stock-Based Compensation—During the six-month period ended June 30, 2011, we granted the following shares associated with our incentive plans:

	September 30,	September 30,	September 30,
	Shares	Weighted Average Grant-Date Fair Value Per Share	Weighted Average Exercise Price Per Share
Restricted shares	464,321	$36.11	NA
Performance shares	286,140	$36.15	NA
Stock options	26,891	$20.53	$33.63

Total	777,352

During the six-month period ended June 30, 2011, the following shares were issued under our incentive plans and employee stock purchase plan (“ESPP”):

September 30,
Shares
Performance shares (issued upon vesting)	1,113,726
Restricted shares (issued upon vesting) (1)	708,026
Stock options (issued upon exercise)	386,952
ESPP shares (issued upon sale)	124,309

Total	2,333,013

(1)	Includes 511,582 shares that were previously transferred to a rabbi trust upon grant and reported as stock held in trust.

During the three-month periods ended June 30, 2011 and 2010, we recognized $6,014 and $6,509 of stock-based compensation expense, respectively, and during the six-month periods ended June 30, 2011 and 2010, we recognized $26,030 and $21,396 of stock-based compensation expense, respectively. For additional information related to our stock-based compensation plans, see Note 12 to our 2010 Annual Report.

Share Repurchases—During the six-month period ended June 30, 2011, we repurchased 2,431,094 shares for $89,428 (an average price of $36.79), consisting of 1,867,519 shares associated with our stock repurchase program and 563,575 shares for taxes withheld on taxable share distributions.

4.	GOODWILL AND OTHER INTANGIBLES

Goodwill—At June 30, 2011 and December 31, 2010, our goodwill balances were $956,466 and $938,855, respectively, attributable to the excess of the purchase price over the fair value of net assets acquired as part of previous acquisitions. The change in goodwill for the six-month period ended June 30, 2011 was as follows:

September 30,
Balance at December 31, 2010	$938,855
Foreign currency translation	20,023
Tax goodwill in excess of book goodwill	(2,412)

Balance at June 30, 2011	$956,466

During the six-months ended June 30, 2011, no indicators of goodwill impairment were identified and therefore no goodwill impairment charge was recorded. There can be no assurance that future goodwill impairment analysis will not result in charges to earnings.

Other Intangible Assets—The following table provides a summary of our finite-lived intangible assets at June 30, 2011 and December 31, 2010, including weighted-average useful lives for each major intangible asset class and in total:

	September 30,	September 30,	September 30,	September 30,
	June 30, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets (weighted average life):
Technology (15 years)	$233,152	$(51,676)	$227,750	$(42,870)
Tradenames (9 years)	40,080	(23,136)	39,704	(19,782)
Backlog (6 years)	12,010	(7,894)	11,867	(6,684)
Lease agreements (6 years)	8,144	(4,749)	7,516	(3,781)
Non-compete agreements (7 years)	3,125	(1,572)	2,958	(1,277)

Total (14 years)	$296,511	$(89,027)	$289,795	$(74,394)

The net decrease in other intangibles for the six-month period ended June 30, 2011 related to amortization expense, partially offset by the impact of foreign currency translation. Amortization expense for the six-month period ended June 30, 2011 totaled $12,664.

5.	FINANCIAL INSTRUMENTS

Foreign Currency Exchange Rate Derivatives

Operating Exposures—At June 30, 2011, the notional value of our outstanding forward contracts to hedge certain foreign exchange-related operating exposures totaled approximately $117,900. These contracts vary in duration, maturing up to three years from period-end. Certain of these hedges are designated as cash flow hedges, allowing changes in their fair value to be recognized in AOCI until the associated underlying operating exposure impacts our earnings. We exclude forward points, which are recognized as ineffectiveness within cost of revenue and are not material to our earnings, from our hedge assessment analysis.

Intercompany Loan Exposures—At June 30, 2011, the notional value of our outstanding forward contracts to hedge certain intercompany loans utilized to finance non-U.S. subsidiaries totaled approximately $24,100. These contracts, which we do not designate as cash flow hedges, generally mature within seven days of period-end and are marked-to-market within cost of revenue, generally offsetting any translation gains (losses) on the underlying transactions.

Interest Rate Derivatives

Interest Rate Exposures—We continue to utilize a swap arrangement to hedge against interest rate variability associated with our Term Loan. The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Loan at inception and as of June 30, 2011. Accordingly, changes in the fair value of the hedge are recognized in AOCI.

Financial Instruments Disclosures

The following tables present all financial instruments (including our cash and cash equivalents, foreign currency exchange rate derivatives and interest rate derivatives) carried at fair value as of June 30, 2011 and December 31, 2010, respectively, by valuation hierarchy and balance sheet classification:

	September 30,	September 30,	September 30,	September 30,
	June 30, 2011
	Quoted Market Prices In Active Markets (Level 1)	Internal Models With Significant Observable Market Parameters (Level 2) (1)	Internal Models With Significant Unobservable Market Parameters (Level 3)	Total Carrying Value On The Balance Sheet
Assets
Cash and cash equivalents	$375,878	$—	$—	$375,878
Other current assets	—	2,133	—	2,133
Other non-current assets	—	363	—	363

Total assets at fair value	$375,878	$2,496	$—	$378,374

Liabilities
Accrued liabilities	$—	$(4,364)	$—	$(4,364)
Other non-current liabilities	—	(530)	—	(530)

Total liabilities at fair value	$—	$(4,894)	$—	$(4,894)

	December 31, 2010
	Quoted Market Prices In Active Markets (Level 1)	Internal Models With Significant Observable Market Parameters (Level 2) (1)	Internal Models With Significant Unobservable Market Parameters (Level 3)	Total Carrying Value On the Balance Sheet
Assets
Cash and cash equivalents	$481,738	$—	$—	$481,738
Other current assets	—	1,814	—	1,814
Other non-current assets	—	187	—	187

Total assets at fair value	$481,738	$2,001	$—	$483,739

Liabilities
Accrued liabilities	$—	$(4,102)	$—	$(4,102)
Other non-current liabilities	—	(1,427)	—	(1,427)

Total liabilities at fair value	$—	$(5,529)	$—	$(5,529)

(1)

We are exposed to counterparty credit risk associated with non-performance on our hedging instruments and the fair value of our derivatives reflects this credit risk. The total assets at fair value above represent the maximum loss that we would incur on our outstanding hedges if the applicable counterparties failed to perform according to the hedge contracts. To help mitigate counterparty credit risk, we transact only with counterparties that are rated as investment grade or higher and monitor all such counterparties on a continuous basis.

A financial instrument’s categorization within the valuation hierarchy above is based upon the lowest level of input that is significant to the fair value measurement. Cash and cash equivalents are classified within Level 1 of the valuation hierarchy as they are valued at cost, which approximates fair value. Exchange-traded derivative positions are classified within Level 2 of the valuation hierarchy, as they are valued using internally-developed models that use readily observable market parameters (quoted market prices for similar assets and liabilities in active markets) as their basis. Level 2 derivatives are valued utilizing an income approach, which discounts future cash flows based upon current market expectations and adjusts for credit risk. In some cases, derivatives may be valued based upon models with significant unobservable market parameters and would be classified within Level 3 of the valuation hierarchy. We did not have any Level 3 classifications as of June 30, 2011 or December 31, 2010.

The carrying values of our accounts receivable, accounts payable and notes payable approximate fair value because of the short-term nature of these instruments. At June 30, 2011 and December 31, 2010, the fair value of our long-term debt, based upon current market rates for debt with similar credit risk and maturity, approximated its carrying value as interest is based upon LIBOR plus an applicable floating spread and is paid quarterly in arrears.

Derivatives Disclosures

The following table presents total fair value by underlying risk and balance sheet classification for derivatives designated as cash flow hedges and those derivatives not designated as cash flow hedges as of June 30, 2011 and December 31, 2010:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Classification	June 30, 2011	December 31, 2010	Balance Sheet Classification	June 30, 2011	December 31, 2010

Derivatives designated as cash flow hedges

Interest rate	Other current and non-current assets	$—	$—	Accrued and other non- current liabilities	$(2,929)	$(4,248)

Foreign currency	Other current and non-current assets	1,375	1,425	Accrued and other non- current liabilities	(797)	(631)

		$1,375	$1,425		$(3,726)	$(4,879)

Derivatives not designated as cash flow hedges

Interest rate	Other current and non-current assets	$—	$—	Accrued and other non- current liabilities	$—	$—

Foreign currency	Other current and non-current assets	1,121	576	Accrued and other non- current liabilities	(1,168)	(650)

		$1,121	$576		$(1,168)	$(650)

Total fair value		$2,496	$2,001		$(4,894)	$(5,529)

The following table presents the total value, by underlying risk, recognized in other comprehensive income (“OCI”) and reclassified from AOCI to interest expense (interest rate derivatives) and cost of revenue (foreign currency derivatives) during the three and six-month periods ended June 30, 2011 and 2010 for derivatives designated as cash flow hedges:

	Amount of Gain (Loss) on Effective Derivative Portion
	Recognized in OCI				Reclassified from AOCI into Earnings
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010	2011	2010	2011	2010

Derivatives designated as cash flow hedges

Interest rate	$(211)	$(782)	$(273)	$(2,050)	$(811)	$(1,221)	$(1,613)	$(2,440)
Foreign currency	454	(947)	979	(1,667)	791	279	849	406

Total	$243	$(1,729)	$706	$(3,717)	$(20)	$(942)	$(764)	$(2,034)

Net unrealized losses totaling $647 are expected to be reclassified from AOCI into earnings during the next 12 months due to settlement of the associated underlying obligations.

The following table presents the total value, by underlying risk, recognized in interest expense (interest rate derivatives) and cost of revenue (foreign currency derivatives) for the three and six-month periods ended June 30, 2011 and 2010 for derivatives not designated as cash flow hedges:

	September 30,	September 30,	September 30,	September 30,
	Amount of Gain (Loss) Recognized in Earnings
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Derivatives not designated as cash flow hedges

Interest rate	$—	$—	$—	$—
Foreign currency	138	(578)	83	(435)

Total	$138	$(578)	$83	$(435)

6.	RETIREMENT BENEFITS

Our 2010 Annual Report disclosed anticipated 2011 defined benefit pension and other postretirement plan contributions of approximately $16,300 and $4,300, respectively. The following table provides updated contribution information for our plans as of June 30, 2011:

	September 30,	September 30,
	Pension Plans	Other Postretirement Plans
Contributions made through June 30, 2011	$11,323	$1,507
Remaining contributions expected for 2011	5,906	1,857

Total contributions expected for 2011	$17,229	$3,364

The following table provides a breakout of the net periodic benefit cost associated with our defined benefit pension and other postretirement plans for the three and six-month periods ended June 30, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Pension Plans

Service cost	$1,038	$784	$2,033	$1,625
Interest cost	7,563	6,499	14,817	13,431
Expected return on plan assets	(6,738)	(5,803)	(13,212)	(11,760)
Amortization of prior service (credits) costs	(127)	23	(248)	48
Recognized net actuarial loss	291	328	579	666

Net periodic benefit cost	$2,027	$1,831	$3,969	$4,010

Other Postretirement Plans

Service cost	$223	$273	$483	$546
Interest cost	738	744	1,462	1,491
Expected return on plan assets	—	—	—	—
Amortization of prior service credits	(67)	(67)	(134)	(134)
Recognized net actuarial gain	(143)	(93)	(237)	(185)

Net periodic benefit cost	$751	$857	$1,574	$1,718

7.	SEGMENT INFORMATION

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

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue

CB&I Steel Plate Structures	$456,357	$360,261	$825,065	$695,169
CB&I Lummus	541,647	505,847	1,006,217	971,949
Lummus Technology	87,701	49,936	208,694	118,250

Total revenue	$1,085,705	$916,044	$2,039,976	$1,785,368

Income From Operations

CB&I Steel Plate Structures	$47,489	$32,545	$84,413	$64,638
CB&I Lummus	24,476	25,264	39,491	44,552
Lummus Technology	16,431	13,093	39,495	30,233

Total income from operations	$88,396	$70,902	$163,399	$139,423

8.	COMMITMENTS AND CONTINGENCIES

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

Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Through June 30, 2011, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 5,100 plaintiffs and, of those claims, approximately 1,400 claims were pending and 3,700 have been closed through dismissals or settlements. Through June 30, 2011, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount of approximately one thousand dollars per claim. We review each case on its own merits and make accruals based upon the probability of loss and our estimates of the amount of liability and related expenses, if any. We do not currently believe that any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow, and, at June 30, 2011, we had accrued approximately $1,500 for liability and related expenses. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that we may expect to recover because of the variability in coverage amounts, limitations and deductibles, or the viability of carriers, with respect to our insurance policies for the years in question.

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

9.	SUBSEQUENT EVENT

We have an agreement in place which enables us to issue and sell, from time to time, up to 10.0 million shares of our common stock through July 29, 2011. As of June 30, 2011, 7.6 million shares remained available for sale under this agreement. Effective July 21, 2011, we extended the term of the agreement through July 28, 2012 and maintained our remaining 7.6 million share limit.

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

CB&I is an integrated engineering, procurement and construction services provider and major process technology licensor. Founded in 1889, CB&I provides conceptual design, technology, engineering, procurement, fabrication, construction and commissioning services to customers in the energy and natural resource industries.

RESULTS OF OPERATIONS

Current Market Conditions—We continue to have a broad diversity within the entire energy project spectrum, with more than 80% of our 2011 year-to-date revenue coming from projects outside the U.S. Our revenue mix will continue to evolve consistent with changes in our backlog mix, as well as shifts in future global energy demand. We currently anticipate that investment in steel plate structures and energy processes projects will remain strong in many parts of the world. Investments across the natural gas value chain, specifically gas processing and LNG liquefaction, are increasing in certain geographic regions, including Australia, Russia and North America. With respect to technology, we continue to see a resurgence in petrochemical activity and, while refining activity remains slow, we are experiencing improving conditions.

New Awards—During the second quarter 2011, new awards, representing the value of new project commitments received during a given period, were $1.2 billion, compared with $915.8 million for the corresponding 2010 period. During the first six months of 2011, new awards were $2.2 billion, compared with $1.5 billion for the corresponding 2010 period. These awards are included in backlog until work is performed and revenue is recognized, or until cancellation. Our new awards may vary significantly each reporting period based upon the timing of our major new project commitments. Subsequent to the second quarter 2011 and prior to the filing of our Form 10-Q, our CB&I Steel Plate Structures business sector was awarded an LNG train construction project in Australia (approximately $2.3 billion) through a joint venture with Kentz, a 35% noncontrolling interest partner. Our second quarter and six-month 2011 and 2010 new awards were distributed among our business sectors as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	%	2010	%	2011	%	2010	%
CB&I Steel Plate Structures	$370,541	31%	$286,651	31%	$662,085	30%	$474,081	32%
CB&I Lummus	767,388	63%	546,027	60%	1,354,091	61%	819,737	56%
Lummus Technology	77,660	6%	83,117	9%	210,976	9%	182,217	12%

Total New Awards	$1,215,589	100%	$915,795	100%	$2,227,152	100%	$1,476,035	100%

See Segment Results below for further discussion.

Backlog—Backlog at June 30, 2011 was approximately $7.3 billion, compared with $6.9 billion at December 31, 2010, as new awards exceeded revenue for the first six months of 2011. As of June 30, 2011, more than 80% of our backlog was for work outside the U.S. As discussed above, we were awarded a $2.3 billion project subsequent to June 30, 2011, which will be reflected in backlog in the third quarter 2011.

Revenue—Revenue for the second quarter 2011 was $1.1 billion, representing a $169.7 million increase (19%) from the comparable 2010 period. Revenue increased $96.1 million (27%) for CB&I Steel Plate Structures, $35.8 million (7%) for CB&I Lummus and $37.8 million (76%) for Lummus Technology. Revenue for the first six months of 2011 was $2.0 billion, representing a $254.6 million increase (14%) over the comparable 2010 period. Our second quarter and six-month 2011 and 2010 revenue was distributed among our business sectors as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	%	2010	%	2011	%	2010	%
CB&I Steel Plate Structures	$456,357	42%	$360,261	39%	$825,065	41%	$695,169	39%
CB&I Lummus	541,647	50%	505,847	55%	1,006,217	49%	971,949	54%
Lummus Technology	87,701	8%	49,936	6%	208,694	10%	118,250	7%

Total Revenue	$1,085,705	100%	$916,044	100%	$2,039,976	100%	$1,785,368	100%

See Segment Results below for further discussion.

Gross Profit—Gross profit was $140.1 million (12.9% of revenue) for the second quarter 2011, compared with $120.3 million (13.1% of revenue) for the corresponding 2010 period. Gross profit for the first six months of 2011 was $276.8 million (13.6% of revenue) compared with $242.6 million (13.6% of revenue) for the corresponding 2010 period. Our 2011 results generally benefited from an increase in revenue and a higher percentage of such revenue being derived from our higher margin Steel Plate Structures and Lummus Technology business sectors, and better recovery of overhead costs, offset by higher pre-contract costs associated with increased bid activity.

Selling and Administrative Expenses—Selling and administrative expense was $48.5 million (4.5% of revenue) for the second quarter 2011, compared with $46.3 million (5.1% of revenue) for the corresponding 2010 period. Selling and administrative expense for the first six months of 2011 was $106.1 million (5.2% of revenue), compared with $97.6 million (5.5% of revenue) for the corresponding 2010 period. The absolute dollar increase for both the quarter and six-month periods was primarily attributable to the impact of our December 31, 2010 acquisition of the remaining 50% interest of CD Tech, a previously unconsolidated Lummus Technology joint venture investment, and increases associated with our global business development efforts. The results of CD Tech are consolidated and included within our Lummus Technology results for 2011. Our stock-based compensation costs, which are predominantly in selling and administrative expense, are higher in the first quarter, and therefore the first half of each year, due to the immediate expensing of awards for those participants that are eligible to retire. Our stock based compensation expense for the first six months of 2011 and 2010 totaled $26.0 million and $21.4 million, respectively, or 73% and 69% of estimated annual expense for each of the respective periods.

Other Operating Income (Expense)—Other operating income (expense) for the three and six-month periods ended June 30, 2011 was ($0.1) million and $0.8 million, respectively, versus other operating expense of ($0.8) million and ($0.9) million for the comparable 2010 periods, primarily reflecting the gains and losses from the sale of miscellaneous property and equipment.

Equity Earnings—Equity earnings were $3.2 million for the second quarter 2011, compared with $3.5 million for the corresponding 2010 period. Equity earnings for the first six months of 2011 were $4.6 million, compared with $7.0 million for the corresponding 2010 period. The decrease for both the three and six-months of 2011 versus the comparable 2010 periods was primarily due to the impact of our consolidation of the results of CD Tech, partly offset by higher refining related catalyst sales within Lummus Technology.

Income from Operations—Income from operations was $88.4 million (8.1% of revenue) for the second quarter 2011, compared with $70.9 million (7.7% of revenue) for the corresponding 2010 period. Income from operations for the first six months of 2011 was $163.4 million (8.0% of revenue), compared with $139.4 million (7.8% of revenue) for the corresponding 2010 period. The absolute dollar increase for both periods was due to the reasons noted above. Our second quarter and six-month 2011 and 2010 income from operations was distributed among our business sectors as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	% of Revenue	2010	% of Revenue	2011	% of Revenue	2010	% of Revenue
CB&I Steel Plate Structures	$47,489	10.4%	$32,545	9.0%	$84,413	10.2%	$64,638	9.3%
CB&I Lummus	24,476	4.5%	25,264	5.0%	39,491	3.9%	44,552	4.6%
Lummus Technology	16,431	18.7%	13,093	26.2%	39,495	18.9%	30,233	25.6%

Total Income From Operations	$88,396		$70,902		$163,399		$139,423

See Segment Results below for further discussion.

Interest Expense and Interest Income—Interest expense was $3.5 million for the second quarter 2011, compared to $3.1 million for the corresponding 2010 period. The increase for the current quarter was due to higher interim project-specific borrowings and incremental costs associated with the amendment and extension of our $1.1 billion revolving credit facility in the second half of 2010, offset partially by the impact of our lower long-term debt balance. Interest expense for the first six months of 2011 and 2010 was $6.6 million and $6.8 million, respectively. Interest income was $1.7 million for the second quarter 2011, compared with $1.1 million for corresponding 2010 period. Interest income for the first six months of 2011 was $3.1 million, compared to $2.3 million for the corresponding 2010 period. The increase over the prior year periods was due to higher average cash balances.

Income Tax Expense—Income tax expense for the second quarter 2011 was $24.9 million (28.8% of pre-tax income), versus $20.0 million (29.0% of pre-tax income) for the comparable 2010 period. Income tax expense for the first six months of 2011 was $46.7 million (29.2% of pre-tax income), versus $41.1 million (30.5% of pre-tax income) for the comparable 2010 period. Our tax rate varies dependent upon our U.S. versus non-U.S. pre-tax income mix.

Net Income (Loss) Attributable to Noncontrolling Interests—Our noncontrolling interests are associated with projects in the Middle East and Australia. Net (loss) attributable to noncontrolling interests for the second quarter 2011 was ($0.2) million, compared to income of $1.6 million for the corresponding 2010 period. Net income attributable to noncontrolling interest for the first six months of 2011 was $0.9 million, compared to $4.3 million for the comparable 2010 period. The change compared with the corresponding 2010 periods was commensurate with the level of applicable operating results.

Segment Results

CB&I Steel Plate Structures

New Awards—New awards were $370.5 million for the second quarter 2011, compared with $286.7 million for the corresponding prior year period. New awards for the second quarter 2011 included storage tank awards in Canada (approximately $50.0 million) and the Bahamas (approximately $40.0 million) and various standard tank awards throughout the world. New awards for 2010 included propylene storage tanks in Abu Dhabi (approximately $70.0 million). New awards for the first six months of 2011 were $662.1 million compared with $474.1 million for the corresponding 2010 period. As previously discussed, subsequent to the second quarter 2011, we were awarded an LNG train construction project in Australia (approximately $2.3 billion) through a joint venture with Kentz, a 35% noncontrolling interest partner.

Revenue—Revenue was $456.4 million for the second quarter 2011, representing an increase of $96.1 million (27%) over the comparable 2010 period. Increases from procurement and construction activity on our large storage tank projects in the Middle East and Australia (awarded in the fourth quarter of 2009) were partly offset by a lower volume of storage tank work in Central America and the U.S. Revenue for the first six months of 2011 was $825.1 million, increasing $129.9 million (19%) as compared to the corresponding 2010 period, also for the reasons noted above.

Income from Operations—Income from operations for the second quarter 2011 was $47.5 million (10.4% of revenue) versus $32.5 million (9.0% of revenue) for the comparable 2010 period. Income from operations for the first six months of 2011 was $84.4 million (10.2% of revenue), compared with $64.6 million (9.3% of revenue) for the corresponding 2010 period. We experienced a comparable project mix between the current and prior year periods; however, our 2011 quarter and six-month results benefited from higher revenue volume and better cost recoveries on increased global construction activity, as compared to the corresponding 2010 periods.

CB&I Lummus

New Awards—New awards were $767.4 million for the second quarter 2011, versus $546.0 million for the comparable 2010 period. New awards for the second quarter 2011 included a natural gas processing plant in the U.S. (approximately $315.0 million), engineering design for offshore platforms in the United Kingdom (approximately $150.0 million), and various scope increases on our existing work. New awards for the comparable 2010 period included a gas processing plant in the U.S. (approximately $280.0 million) and concept development services for an LNG integrated project in Russia. New awards for the first six months of 2011 were $1.4 billion compared with $819.7 million for the corresponding 2010 period.

Revenue—Revenue was $541.6 million for the second quarter 2011, representing an increase of $35.8 million (7%) over the comparable 2010 period. Increases from activity on our large refinery project in Colombia and gas plant project in Papua New Guinea (both awarded in the fourth quarter of 2009), and our oil sands project in Canada and gas processing plant project in the U.S. were partially offset by a lower volume of LNG work reflecting the completion of projects in South America, Europe and the U.S. Revenue for the first six months of 2011 was $1.0 billion, increasing $34.3 million (4%), as compared to the corresponding 2010 period, also for the reasons noted above.

Income from Operations—Income from operations for the second quarter 2011 was $24.5 million (4.5% of revenue) versus $25.3 million (5.0% of revenue) for the comparable 2010 period. Income from operations for the first six months of 2011 was $39.5 million (3.9% of revenue) compared with $44.6 million (4.6% of revenue) for the comparable 2010 period. Our second quarter and six-month 2011 results were impacted by higher precontract and selling and administrative costs, partly offset by better cost recoveries on increased engineering activities and a higher margin project mix in the second quarter 2011. Our prior year results also benefited from the impact of project incentives recognized on a project in Singapore in the second quarter of 2010.

Lummus Technology

New Awards—New awards were $77.7 million for the second quarter 2011, versus $83.1 million for the comparable 2010 period. The decrease from 2010 was primarily due to a lower volume of license and catalyst awards, partly offset by the consolidation of CD Tech. New awards for the first six months of 2011 were $211.0 million compared with $182.2 million for the comparable prior-year period.

Revenue—Revenue was $87.7 million for the second quarter 2011, representing an increase of $37.8 million (76%) over the comparable 2010 period. The increase was attributable to increased heat transfer, license and catalyst revenue resulting from an increase in petrochemical activity, and the consolidation of CD Tech in the current year. Revenue for the first six months of 2011 was $208.7 million, increasing $90.4 million (76%), as compared to the corresponding 2010 period, also for the reasons noted above.

Income from Operations—Income from operations for the second quarter 2011 was $16.4 million (18.7% of revenue) versus $13.1 million (26.2% of revenue) for the comparable 2010 period. Income from operations for the first six months of 2011 was $39.5 million (18.9% of revenue) compared with $30.2 million (25.6% of revenue) for the corresponding 2010 period. The absolute dollar increase from the prior year period was due to increased license and catalyst revenue and the consolidation of CD Tech in the current periods, partly offset by the impact of higher selling and administrative costs in the current year periods and a favorable claim resolution in the prior year. The decreases in the percentage of revenue compared to the prior year periods was primarily due to the reasons noted above and due to a different project mix in the current periods compared to the prior year periods.

Liquidity and Capital Resources

Cash and Cash Equivalents—At June 30, 2011, cash and cash equivalents totaled $375.9 million.

Operating Activities—During the first six months of 2011, cash used in operations totaled $34.4 million, as cash generated from earnings was offset by an overall increase in working capital levels. The increase in working capital was the result of an increase in accounts receivable ($216.5 million) for increased project activities in each of our sectors and an increase in contracts in progress ($19.6 million), primarily in our CB&I Steel Plate Structures sector, partly offset by an increase in accounts payable ($87.1 million) for major projects in our CB&I Steel Plate Structures and CB&I Lummus sectors.

Investing Activities—During the first six months of 2011, net cash used in investing activities totaled $13.3 million, as capital expenditures totaling $15.8 million were partly offset by proceeds from the sale of property and equipment totaling $2.5 million.

We continue to evaluate and selectively pursue opportunities for additional expansion of our business through acquisition of complementary businesses. These acquisitions, if they arise, may involve the use of cash or may require further debt or equity financing.

Financing Activities—During the first six months of 2011, net cash used in financing activities totaled $83.7 million, primarily resulting from the purchase of shares associated with our share repurchase program and stock-based compensation plans. Cash payments associated with share repurchases during the period totaled $89.4 million (2.4 million shares at an average price of $36.79 per share), including $69.2 million to repurchase common stock under our repurchase program (1.9 million shares) and $20.2 million for stock-based compensation related withholding taxes on taxable share distributions (0.5 million shares). Additionally, dividends paid to our shareholders and distributions to our noncontrolling interest partners totaled $9.9 million and $7.2 million, respectively. These cash outflows were partly offset by tax benefits associated with tax deductions in excess of recognized stock-based compensation costs totaling $15.0 million and cash proceeds from the issuance of shares associated with our stock plans totaling $7.5 million.

Effect of Exchange Rate Changes on Cash—During the first six months of 2011, our cash balance increased by $25.6 million due to the impact of changes in functional currency exchange rates against the U.S. dollar on non-U.S. dollar cash balances, primarily the Euro. The unrealized gain on our cash balance resulting from this exchange rate movement is reflected in the cumulative translation component of other comprehensive income (loss). Our cash held in non-U.S. dollar currencies is used primarily for project-related and other operating expenditures in those currencies, and therefore, our exposure to realized exchange gains and losses is not anticipated to be material.

Letters of Credit/Bank Guarantees/Debt/Surety Bonds—Our primary internal source of liquidity is cash flow generated from operations. Capacity under a revolving credit facility is also available, if necessary, to fund operating or investing activities. We have a four-year, $1.1 billion, committed and unsecured revolving credit facility with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, and Bank of America, N.A. (“BofA”), as syndication agent, which expires in July 2014 (the “Revolving Facility”). The Revolving Facility has a borrowing sublimit of $550.0 million and certain financial covenants, including a maximum leverage ratio of 2.50, a minimum fixed charge coverage ratio of 1.75 and a minimum net worth level calculated as $788.5 million at June 30, 2011. The Revolving Facility also includes customary restrictions regarding subsidiary indebtedness, sales of assets, liens, investments, type of business conducted and mergers and acquisitions, among other restrictions. No direct borrowings were outstanding under the Revolving Facility as of June 30, 2011; however, we had issued $430.5 million of letters of credit. Such letters of credit are generally issued to customers in the ordinary course of business to support advance payments and performance guarantees, in lieu of retention on our contracts, or in certain cases, are issued in support of our insurance program. As of June 30, 2011, we had $669.5 million of available capacity under the Revolving Facility.

In addition to the Revolving Facility, we have three committed and unsecured letter of credit and term loan agreements (the “LC Agreements”) with BofA, as administrative agent, JPMorgan, and various private placement note investors. Under the terms of the LC Agreements, either BofA or JPMorgan (the “LC Issuers”) can issue letters of credit. In the aggregate, they provide up to $275.0 million of capacity. Tranche A, a $50.0 million facility, and Tranche B, a $100.0 million facility, are both five-year facilities which expire in November 2011. Tranche C is an eight-year, $125.0 million facility which expires in November 2014. As of June 30, 2011, no direct borrowings were outstanding under the LC Agreements, but we had issued $268.9 million of letters of credit among all three tranches of LC Agreements. Tranche A and Tranche B were fully utilized, and letters of credit totaling $118.9 million were outstanding under Tranche C, leaving $6.1 million of available capacity for Tranche C. The LC Agreements have financial and restrictive covenants similar to those noted above for the Revolving Facility. In the event of our default under the LC Agreements, including our failure to reimburse a draw against an issued letter of credit, the LC Issuers could transfer their claim against us, to the extent such amount is due and payable by us under the LC Agreements, to the private placement lenders, creating a term loan that is due and payable no later than the stated maturity of the respective LC Agreement. In addition to quarterly letter of credit fees that we pay under the LC Agreements, we would be assessed an applicable rate of interest over LIBOR to the extent that a term loan is in effect.

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

We also have various short-term, uncommitted revolving credit facilities (the “Uncommitted Facilities”) across several geographic regions of approximately $1.3 billion. These facilities are generally used to provide letters of credit or bank guarantees to customers to support advance payments and performance guarantees in the ordinary course of business or in lieu of retention on our contracts. As of June 30, 2011, we had available capacity of $630.6 million under these facilities. In addition to providing letters of credit or bank guarantees, we also issue surety bonds in the ordinary course of business to support our contract performance.

As of June 30, 2011, we were in compliance with all of our restrictive and financial covenants, with a leverage ratio of 0.31, a fixed charge coverage ratio of 5.83, and net worth of $1.1 billion. Our ability to remain in compliance with our lending facilities could be impacted by circumstances or conditions beyond our control, including but not limited to the delay or cancellation of projects, changes in foreign currency exchange or interest rates, performance of pension plan assets, or changes in actuarial assumptions. Further, we could be impacted if our customers experience a material change in their ability to pay us or if the banks associated with our lending facilities were to cease or reduce operations.

Share Issuance Agreement—We have an agreement in place which enables us to issue and sell, from time to time, up to 10.0 million shares of our common stock through July 29, 2011. During the six months ended June 30, 2011, no shares were sold under the agreement and as of June 30, 2011, 7.6 million shares remained available for sale under this agreement. Effective July 21, 2011, we extended the term of the agreement through July 28, 2012 and maintained our remaining 7.6 million share limit.

Other—We believe that our cash on hand, funds generated by operations, amounts available under our existing Revolving Facility, LC Agreements and Uncommitted Facilities, and other external sources of liquidity, such as the issuance of debt and equity instruments, will be sufficient to finance our capital expenditures, settle our commitments and contingencies (as more fully described in Note 8 to our financial statements) and address our working capital needs for the foreseeable future. However, there can be no assurance that such funding will be available, as our ability to generate cash flows from operations and our ability to access funding under our Revolving Facility, LC Agreements and Uncommitted Facilities at current prices may be impacted by a variety of business, economic, legislative, financial and other factors, which may be outside of our control. Additionally, while we currently have significant uncommitted bonding facilities, primarily to support various commercial provisions in our contracts, a termination or reduction of these bonding facilities could result in the utilization of letters of credit in lieu of performance bonds, thereby reducing our available capacity under the Revolving Facility and LC Agreements. Although we do not anticipate a reduction or termination of the bonding facilities, there can be no assurance that such facilities will be available at reasonable terms to service our ordinary course obligations.

We are a defendant in a number of lawsuits arising in the normal course of business and we have in place appropriate insurance coverage for the type of work that we have performed. As a matter of standard policy, we review our litigation accrual quarterly and as further information is known on pending cases, increases or decreases, as appropriate, may be recorded. For a discussion of pending litigation, including lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed, see Note 8 to our financial statements.

Off-Balance Sheet Arrangements

We use operating leases for facilities and equipment when they make economic sense, including sale-leaseback arrangements. We have no other significant off-balance sheet arrangements.

New Accounting Standards

For a discussion of new accounting standards, see the applicable section in Note 1 to our financial statements.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. We continually evaluate our estimates based upon historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our management has discussed the development and selection of our critical accounting estimates with the Audit Committee of our Supervisory Board of Directors. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition—Our contracts are awarded on a competitive bid and negotiated basis. We offer our customers a range of contracting options, including fixed-price, cost reimbursable and hybrid approaches. We follow the guidance of FASB’s ASC Revenue Recognition Topic 605-35 for accounting policies relating to our use of the POC method, estimating costs, and revenue recognition, including the recognition of profit incentives, unapproved change orders and claims, and combining and segmenting contracts. Our contract revenue is primarily recognized using the POC method, based on the percentage that actual costs-to-date bear to total estimated costs to complete each contract. We utilize this cost-to-cost approach, the most widely recognized method used for POC accounting, as we believe this method is less subjective than relying on assessments of physical progress. Under the cost-to-cost approach, the use of estimated cost to complete each contract is a significant variable in the process of determining recognized revenue and is a significant factor in the accounting for contracts. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and losses expected to be incurred on contracts in progress. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates.

Contract revenue reflects the original contract price adjusted for approved change orders and estimated minimum recoveries of unapproved change orders and claims. We recognize revenue associated with unapproved change orders and claims to the extent that related costs have been incurred, recovery is probable and the value can be reliably estimated. For the three and six-month periods ended June 30, 2011 and 2010, we had no material unapproved change orders or claims recognized in revenue.

Credit Extension—We review the commercial terms of all significant contracts before entering into a contractual arrangement. We extend credit to customers and other parties in the normal course of business only after a review of the potential customer’s creditworthiness. Additionally, we regularly review outstanding receivables and provide for estimated losses through an allowance for doubtful accounts. In evaluating the level of established reserves, management makes judgments regarding the parties’ ability to and likelihood of making required payments, economic events and other factors. As the financial condition of these parties changes, circumstances develop, or additional information becomes available, adjustments to the allowance for doubtful accounts may be required.

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

•

Interest Rate Derivatives—Our interest rate derivatives are limited to a swap arrangement in place to hedge against interest rate variability associated with our Term Loan. The swap arrangement is designated as a cash flow hedge, as its critical terms matched those of the Term Loan at inception and as of June 30, 2011. Therefore, changes in the fair value of the swap arrangement are included in AOCI.

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

We provide income tax reserves in situations where we have and have not received tax assessments. Tax reserves are provided in those instances where we consider it more likely than not that additional taxes will be due in excess of amounts reflected in income tax returns filed worldwide. As a matter of standard policy, we continually review our exposure to additional income tax obligations and as further information is known or events occur, changes in our tax reserves may be recorded.

Insurance—We maintain insurance coverage for various aspects of our business and operations. However, we retain a portion of anticipated losses through the use of deductibles and self-insured retentions for our exposures related to third-party liability and workers’ compensation. We regularly review estimates of reported and unreported claims through analysis of historical and projected trends, in conjunction with actuaries and other consultants, and provide for losses through insurance reserves. As claims develop and additional information becomes available, adjustments to loss reserves may be required. If actual results are not consistent with our assumptions, we may be exposed to gains or losses that could be material.

Recoverability of Goodwill and Long-Lived Assets—Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually via a two-phase process, absent any indicators of impairment. Our analysis of potential impairment requires us to allocate goodwill to our reporting units, compare the fair value of each reporting unit with its carrying amount, including goodwill, and then, if necessary, record a goodwill impairment charge in an amount equal to the excess, if any, of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill.

The primary method we employ to estimate the fair value of each reporting unit is the discounted cash flow method. This methodology is based, to a large extent, on assumptions about future events, which may or may not occur as anticipated, and such deviations could have a significant impact on the estimated fair values calculated. These assumptions include, but are not limited to, estimates of future growth rates, discount rates and terminal values of reporting units. Our goodwill balance at June 30, 2011 was $956.5 million. Based upon our current strategic planning and associated goodwill impairment assessments, there are currently no indicators of impairment for any of our reporting units.

We review tangible and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation is required, the estimated cash flows associated with the asset or asset group will be compared to the asset’s carrying amount to determine if an impairment exists. There were no indicators of impairment for our tangible and finite-lived intangible assets. Finite-lived identifiable intangible assets are amortized on a straight-line basis over estimated useful lives ranging from 5 to 20 years, absent any indicators of impairment. For further discussion regarding goodwill and other intangible assets, see Note 4 to our financial statements.

Forward-Looking Statements

This quarterly report on Form 10-Q, including all documents incorporated by reference, contains forward-looking statements regarding CB&I and represents our expectations and beliefs concerning future events. These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties. When considering any statements that are predictive in nature, depend upon or refer to future events or conditions, or use or contain words, terms, phrases, or expressions such as “achieve,” “forecast,” “plan,” “propose,” “strategy,” “envision,” “hope,” “will,” “continue,” “potential,” “expect,” “believe,” “anticipate,” “project,” “estimate,” “predict,” “intend,” “should,” “could,” “may,” “might,” or similar forward-looking statements, we refer you to the cautionary statements concerning risk factors and “Forward-Looking Statements” described under “Risk Factors” in Item 1A of our 2010 Annual Report for the year ended December 31, 2010, which cautionary statements are incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk—We are exposed to market risk associated with changes in foreign currency exchange rates, which may adversely affect our results of operations and financial condition. One form of exposure to fluctuating exchange rates relates to the effects of translating financial statements of foreign operations, (primarily Euro and Australian Dollar denominated), into our reporting currency, which are recognized as a cumulative translation adjustment in AOCI. We generally do not hedge our exposure to potential foreign currency translation adjustments.

We do not engage in currency speculation; however, we do utilize foreign currency derivatives on an on-going basis to mitigate certain foreign currency-related operating exposures and to hedge intercompany loans utilized to finance non-U.S. subsidiaries. We generally seek hedge accounting treatment for contracts used to hedge operating exposures and designate them as “cash flow hedges.” Therefore, gains and losses exclusive of credit risk and forward points are included in AOCI until the associated underlying operating exposure impacts our earnings. Changes in the fair value of forward points, gains and losses associated with instruments deemed ineffective during the period and instruments that we do not designate as cash flow hedges, including those instruments used to hedge intercompany loans, are recognized within cost of revenue and were not material for the three and six-month periods ended June 30, 2011.

At June 30, 2011, the notional value of our outstanding forward contracts to hedge certain foreign currency exchange-related operating exposures totaled $117.9 million, including foreign currency exchange rate exposure associated with the following currencies: Euro ($65.6 million), Colombian Peso ($20.0 million), Canadian Dollar ($17.4 million), Singapore Dollar ($8.7 million), Kuwaiti Dinar ($3.9 million), Russian Ruble ($1.7 million), British Pound ($0.4 million) and Thai Baht ($0.2 million). The total net fair value of these contracts was a gain of approximately $0.7 million. The potential change in fair value for our outstanding contracts resulting from a hypothetical ten percent change in quoted foreign currency exchange rates would be approximately $5.6 million. This potential change in fair value of our outstanding contracts would be offset by the change in fair value of the associated underlying operating exposures.

At June 30, 2011, the notional value of our outstanding forward contracts to hedge certain intercompany loans utilized to finance non-U.S. subsidiaries totaled $24.1 million, including foreign currency exchange rate exposure associated with the Brazilian Real ($13.0 million), Singapore Dollar ($10.8 million) and Euro ($0.3 million). The total net fair value of these contracts was a loss of $0.1 million. The potential change in fair value for our outstanding contracts resulting from a hypothetical ten percent change in quoted foreign currency exchange rates would not be material.

Interest Rate Risk—We continue to utilize a swap arrangement to hedge against interest rate variability associated with our Term Loan. The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Loan at inception and as of June 30, 2011. Accordingly, changes in the fair value of the interest rate swap are recognized through AOCI. The total net fair value of the contract was a loss of approximately $2.9 million. The potential change in fair value for our interest rate swap from a hypothetical one percent change in the LIBOR rate would have been approximately $0.6 million at June 30, 2011.

Other—The carrying values of our cash and cash equivalents, accounts receivable, accounts payable and notes payable approximate their fair values because of the short-term nature of these instruments. At June 30, 2011, the fair value of our long-term debt, based upon the current market rates for debt with similar credit risk and maturity, approximated its carrying value as interest is based upon LIBOR plus an applicable floating spread and is paid quarterly in arrears. For quantification of our financial instruments see Note 5 to our financial statements.

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

Changes in Internal Controls—There were no changes in our internal controls over financial reporting that occurred during the three-month period ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Through June 30, 2011, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 5,100 plaintiffs and, of those claims, approximately 1,400 claims were pending and 3,700 have been closed through dismissals or settlements. Through June 30, 2011, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount of approximately one thousand dollars per claim. We review each case on its own merits and make accruals based upon the probability of loss and our estimates of the amount of liability and related expenses, if any. We do not currently believe that any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow, and, at June 30, 2011, we had accrued approximately $1.5 million for liability and related expenses. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that we may expect to recover because of the variability in coverage amounts, limitations and deductibles, or the viability of carriers, with respect to our insurance policies for the years in question.

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

Item 1A. Risk Factors

There have been no material changes to the Risk Factors disclosure included in our 2010 Annual Report for the year ended December 31, 2010 filed with the SEC on February 22, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

The following table summarizes the number of shares repurchased through our stock repurchase program during the second quarter of 2011:

Issuer Purchases of Equity Securities (1)

	September 30,	September 30,	September 30,	September 30,	September 30,
	Period	a) Total Number of Shares Purchased	b) Average Price Paid per Share	c) Total Number of Shares Purchased as Part of Publicly Announced Plan	d) Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)

2010 Program (2)

	4/1/11 - 4/30/11	150,000	$40.6225	150,000	7,159,584

	5/1/11 - 5/4/11	196,000	$39.3999	196,000	6,963,584

	Total	346,000	$39.9299	346,000

2011 Program (2)

	5/5/11 - 5/31/11	1,025,620	$37.2143	1,025,620	8,974,380

	Total	1,025,620	$37.2143	1,025,620

(1) Table does not include shares withheld for tax purposes or forfeitures under our equity plans.

(2) On May 4, 2011, our 2010 Stock Repurchase Program (the “2010 Program”) was replaced with the 2011 Stock Repurchase Program (the “2011 Program”), under which we are authorized to repurchase up to 10% of our issued share capital (or approximately 10,000,000 shares) through November 4, 2012.

Share Issuance Agreement

On August 18, 2009, we entered into a sales agency agreement pursuant to which we may issue and sell, from time to time, up to 10.0 million shares of our common stock. During the six-month period ended June 30, 2011, no shares were sold under the agreement. See Part II Item 5. Other Information for additional information about the sales agency agreement.

Item 3. Defaults Upon Senior Securities

    None.

Item 4. (Removed and Reserved)

Item 5. Other Information

On August 18, 2009, we entered into a sales agency agreement (“Agreement”) with Calyon Securities (USA) Inc. (now known as Credit Agricole Securities (USA) Inc.) (“CA”) as our sales agent, which provided for the offer and sale from time to time through July 29, 2011, of up to 10.0 million shares of our common stock, par value Euro 0.01 per share (the “Shares”), through the sales agent. As of July 21, 2011, the Company had offered and sold approximately 2.4 million shares of common stock pursuant to the Agreement, with 7.6 million shares of common stock available for offer and sale. On July 21, 2011, we amended and restated our Agreement pursuant to which the time period during which we may offer the remaining approximately 7.6 million unsold Shares was extended through July 28, 2012.

We may issue and sell the Shares until the earlier of (1) the sale of all Shares of our common stock subject to the Agreement, (2) the termination of the Agreement pursuant to its terms or (3) July 28, 2012. Sales of the Shares, if any, would be made by means of ordinary brokers’ transactions or block trades of the New York Stock Exchange at market prices or as otherwise agreed with CA. We will pay CA a commission equal to 1.85% in connection with each sale of Shares.

The Shares are registered under the Securities Act of 1933, as amended, pursuant to our shelf registration statement on Form S-3 (File No. 333-160852), which became effective upon filing with the Securities and Exchange Commission (the “SEC”) on July 29, 2009.

In the ordinary course of their business, CA and/or its affiliates have in the past performed, and may continue to perform, investment banking, commercial banking and advisory services for us from time to time for which they have received or may receive customary fees and expenses. An affiliate of CA is a lender under various lending agreements, including our syndicated revolving credit facility, syndicated term loan and uncommitted lending facilities. This affiliate will receive a portion of the proceeds from the sale of our common stock under the Agreement to the extent such proceeds are used to repay borrowings under these various credit facilities.

The Agreement is filed as Exhibit 10.2 (a) to this Quarterly Report on Form 10-Q, and the description of the Agreement is qualified in its entirety by reference to such exhibit.

Item 6. Exhibits

(a)	Exhibits

10.1 (1)	Chicago Bridge & Iron Savings Plan as amended and restated as of January 1, 2008 and amended by the First Amendment

(a)	Second Amendment to the Chicago Bridge & Iron Savings Plan (1)
(b)	Third Amendment to the Chicago Bridge & Iron Savings Plan (1)
(c)	Fourth Amendment to the Chicago Bridge & Iron Savings Plan (1)

10.2 (2)	Sales Agency Agreement, dated August 18, 2009, between Chicago Bridge & Iron N.V. and Calyon Securities (USA) Inc.

(a)	Amendment to the Sales Agency Agreement (1)

31.1 (1)	Certification Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (1)	Certification Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (1),(3)	XBRL Instance Document.

101.SCH (1),(3)	XBRL Taxonomy Extension Schema Document.

101.CAL (1),(3)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB (1),(3)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (1),(3)	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF (1),(3)	XBRL Taxonomy Extension Definition Linkbase Document.

(1)	Filed herewith
(2)	Incorporated by reference from the Company’s 2009 Form 8-K filed August 18, 2009
(3)

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010, (ii) the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2011 and 2010, (iii) the condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010, (iv) the condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010, (v) the condensed consolidated statements of changes in shareholders’ equity for the six months ended June 30, 2011 and 2010, and (vi) the notes to financial statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

Date: July 21, 2011