Form 10-Q
period 2011-09-30
CHICAGO BRIDGE & IRON CO N V
filed 2011-10-26
CIK 1027884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

     ☐  Yes     ☒  No

The number of shares outstanding of the registrant’s common stock as of October 17, 2011 – 98,505,617

CHICAGO BRIDGE & IRON COMPANY N.V.

CHICAGO BRIDGE & IRON COMPANY N.V.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)
Revenue	$1,255,344	$909,099	$3,295,320	$2,694,467
Cost of revenue	1,108,532	789,231	2,871,699	2,332,016

Gross profit	146,812	119,868	423,621	362,451
Selling and administrative expense	49,749	43,365	155,889	140,955
Intangibles amortization	6,409	5,832	19,073	17,592
Other operating expense (income), net	614	(708)	(230)	144
Equity earnings	(2,688)	(6,687)	(7,238)	(13,729)

Income from operations	92,728	78,066	256,127	217,489
Interest expense	(1,105)	(5,739)	(7,700)	(12,538)
Interest income	2,381	1,272	5,496	3,563

Income before taxes	94,004	73,599	253,923	208,514
Income tax expense	(22,601)	(19,918)	(69,253)	(61,044)

Net income	71,403	53,681	184,670	147,470
Less: Net loss (income) attributable to noncontrolling interests	761	(1,837)	(106)	(6,108)

Net income attributable to CB&I	$72,164	$51,844	$184,564	$141,362

Net income attributable to CB&I per share:
Basic	$0.74	$0.53	$1.88	$1.44
Diluted	$0.72	$0.52	$1.84	$1.41
Weighted average shares outstanding:
Basic	97,772	97,675	98,251	98,448
Diluted	99,814	99,756	100,271	100,445

Cash dividends on shares:
Amount	$4,921	$—	$14,841	$—
Per share	$0.05	$—	$0.15	$—

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)
Net income	$71,403	$53,681	$184,670	$147,470
Other comprehensive (loss) income, net of tax:
Currency translation adjustment	(39,570)	35,154	(17,210)	(5,185)
Change in unrealized fair value of cash flow hedges	(454)	3,262	1,211	1,609
Change in unrecognized prior service pension (credits) costs	(333)	(127)	2,730	(104)
Change in unrecognized actuarial pension losses	909	1,554	650	163

Comprehensive income	31,955	93,524	172,051	143,953
Less: Net loss (income) attributable to noncontrolling interests	761	(1,837)	(106)	(6,108)
Less: Currency translation adjustment attributable to noncontrolling interests	(799)	(253)	(926)	(219)

Comprehensive income attributable to CB&I	$31,917	$91,434	$171,019	$137,626

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	September 30,
	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Cash and cash equivalents	$539,899	$481,738
Accounts receivable, net	585,317	364,661
Costs and estimated earnings in excess of billings	203,957	144,133
Deferred income taxes	135,179	105,615
Other current assets	119,382	110,501

Total current assets	1,583,734	1,206,648

Equity investments	94,170	92,400
Property and equipment, net	264,547	290,206
Deferred income taxes	74,302	98,049
Goodwill	935,837	938,855
Other intangibles, net	197,104	215,401
Other non-current assets	70,964	67,975

Total assets	$3,220,658	$2,909,534

Liabilities
Notes payable	$—	$334
Current maturity of long-term debt	40,000	40,000
Accounts payable	507,410	359,225
Accrued liabilities	265,244	235,829
Billings in excess of costs and estimated earnings	849,404	805,245
Income taxes payable	8,815	—

Total current liabilities	1,670,873	1,440,633

Long-term debt	40,000	40,000
Other non-current liabilities	222,098	244,080
Deferred income taxes	99,669	100,976

Total liabilities	2,032,640	1,825,689

Shareholders’ Equity
Common stock, Euro .01 par value; shares authorized: 250,000,000; shares issued: 101,522,318; shares outstanding: 98,425,960 and 99,342,999	1,190	1,190
Additional paid-in capital	366,609	352,420
Retained earnings	952,894	783,171
Stock held in trust	(9,796)	(20,161)
Treasury stock, at cost: 3,096,358 and 2,179,319 shares	(109,361)	(40,166)
Accumulated other comprehensive loss	(34,537)	(20,992)

Total CB&I shareholders’ equity	1,166,999	1,055,462

Noncontrolling interests	21,019	28,383

Total shareholders’ equity	1,188,018	1,083,845

Total liabilities and shareholders’ equity	$3,220,658	$2,909,534

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	September 30,	September 30,
	Nine Months Ended September 30,
	2011	2010
	(Unaudited)
Cash Flows from Operating Activities
Net income	$184,670	$147,470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,037	55,734
Deferred taxes	12,288	21,185
Stock-based compensation expense	30,566	25,987
Equity earnings, net	(7,238)	(11,765)
(Gain) loss on sale of property and equipment	(230)	5,417
Unrealized loss (gain) on foreign currency hedge ineffectiveness	1,368	(422)
Excess tax benefits from stock-based compensation	(15,286)	(6,765)
Change in operating assets and liabilities:
(Increase) decrease in receivables, net	(220,656)	71,027
Change in contracts in progress, net	(15,665)	(85,853)
Increase (decrease) in accounts payable	148,185	(115,443)
Increase in other current and non-current assets	(9,754)	(25,736)
Increase (decrease) in income taxes payable	8,815	(15,248)
Increase (decrease) in accrued and other non-current liabilities	9,131	(9,795)
Decrease in equity investments	5,605	26,853
Decrease in other	5,290	4,573

Net cash provided by operating activities	189,126	87,219

Cash Flows from Investing Activities
Cost of business acquisitions, net of cash acquired	—	(4,000)
Capital expenditures	(23,822)	(16,386)
Proceeds from sale of property and equipment	7,763	6,186

Net cash used in investing activities	(16,059)	(14,200)

Cash Flows from Financing Activities
Decrease in notes payable	(334)	(183)
Excess tax benefits from stock-based compensation	15,286	6,765
Purchase of treasury stock	(100,480)	(51,264)
Issuance of stock	10,174	7,904
Dividends paid	(14,841)	—
Distributions to noncontrolling interests	(8,396)	(1,972)
Revolving facility costs	—	(9,804)

Net cash used in financing activities	(98,591)	(48,554)

Effect of exchange rate changes on cash	(16,315)	10,406

Increase in cash and cash equivalents	58,161	34,871
Cash and cash equivalents, beginning of the year	481,738	326,000

Cash and cash equivalents, end of the period	$539,899	$360,871

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

			Additional Paid-In Capital	Retained Earnings					Accumulated Other Compre- hensive (Loss) Income	Noncon- trolling Interests	Total Share- holders’ Equity
	Common Stock				Stock Held in Trust		Treasury Stock
	Shares	Amount			Shares	Amount	Shares	Amount
					(Unaudited)
Balance at December 31, 2010	99,343	$1,190	$352,420	$783,171	1,379	$(20,161)	2,179	$(40,166)	$(20,992)	$28,383	$1,083,845
Net income	—	—	—	184,564	—	—	—	—	—	106	184,670
Currency translation adjustment, net	—	—	—	—	—	—	—	—	(18,136)	926	(17,210)
Change in unrealized fair value of cash flow hedges, net	—	—	—	—	—	—	—	—	1,211	—	1,211
Change in unrecognized prior service pension costs, net	—	—	—	—	—	—	—	—	2,730	—	2,730
Change in unrecognized actuarial pension gains, net	—	—	—	—	—	—	—	—	650	—	650
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(8,396)	(8,396)
Dividends paid	—	—	—	(14,841)	—	—	—	—	—	—	(14,841)
Stock-based compensation expense	—	—	30,566	—	—	—	—	—	—	—	30,566
Release of trust shares	(114)	—	(2,421)	—	(626)	10,365	114	(4,649)	—	—	3,295
Purchase of treasury stock	(2,750)	—	—	—	—	—	2,750	(100,480)	—	—	(100,480)
Issuance of stock	1,947	—	(13,956)	—	—	—	(1,947)	35,934	—	—	21,978

Balance at September 30, 2011	98,426	$1,190	$366,609	$952,894	753	$(9,796)	3,096	$(109,361)	$(34,537)	$21,019	$1,188,018

			Additional Paid-In Capital	Retained Earnings					Accumulated Other Compre- hensive (Loss) Income	Noncon- trolling Interests	Total Share- holders’ Equity
	Common Stock				Stock Held in Trust		Treasury Stock
	Shares	Amount			Shares	Amount	Shares	Amount
					(Unaudited)
Balance at December 31, 2009	100,204	$1,190	$359,283	$578,612	2,122	$(33,576)	1,319	$(30,872)	$(817)	$23,470	$897,290
Net income	—	—	—	141,362	—	—	—	—	—	6,108	147,470
Currency translation adjustment, net	—	—	—	—	—	—	—	—	(5,404)	219	(5,185)
Change in unrealized fair value of cash flow hedges, net	—	—	—	—	—	—	—	—	1,609	—	1,609
Change in unrecognized prior service pension costs, net	—	—	—	—	—	—	—	—	(104)	—	(104)
Change in unrecognized actuarial pension gains, net	—	—	—	—	—	—	—	—	163	—	163
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,972)	(1,972)
Stock-based compensation expense	—	—	25,987	—	—	—	—	—	—	—	25,987
Release of trust shares	—	—	(12,228)	—	(732)	13,212	—	—	—	—	984
Purchase of treasury stock	(2,692)	—	—	—	—	—	2,692	(51,264)	—	—	(51,264)
Issuance of stock	1,593	—	(24,245)	—	—	—	(1,593)	36,909	—	—	12,664

Balance at September 30, 2010	99,105	$1,190	$348,797	$719,974	1,390	$(20,364)	2,418	$(45,227)	$(4,553)	$27,825	$1,027,642

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

($ values in thousands, except per share data)

(Unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying unaudited interim Condensed Consolidated Financial Statements (“financial statements”) for Chicago Bridge & Iron Company N.V. (“CB&I” or the “Company”) have been prepared pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (the “SEC”). In the opinion of management, these financial statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our financial position as of September 30, 2011 and our results of operations and cash flows for each of the three and nine-month periods ended September 30, 2011 and 2010. The December 31, 2010 Condensed Consolidated Balance Sheet is derived from our December 31, 2010 audited Consolidated Balance Sheet; however, certain December 31, 2010 balances have been reclassified to conform to our September 30, 2011 presentation.

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

Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. We believe the most significant estimates and judgments are associated with revenue recognition on engineering and construction and technology contracts, recoverability assessments that must be periodically performed with respect to goodwill and intangible asset balances, valuation of accounts receivable, financial instruments and deferred tax assets, and the determination of liabilities related to self-insurance programs. If the underlying estimates and assumptions upon which the financial statements are based change in the future, actual amounts may differ from those included in the accompanying financial statements.

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

Contract revenue reflects the original contract price adjusted for approved change orders and estimated minimum recoveries of unapproved change orders and claims. We recognize revenue associated with unapproved change orders and claims to the extent that related costs have been incurred, recovery is probable and the value can be reliably estimated. For the three and nine-month periods ended September 30, 2011 and 2010, we had no material unapproved change orders or claims recognized in revenue.

Cumulative costs and estimated earnings recognized to date in excess of cumulative billings is reported on the balance sheet as costs and estimated earnings in excess of billings. Cumulative billings in excess of cumulative costs and estimated earnings recognized to date is reported as billings in excess of costs and estimated earnings. Any uncollected billed revenue, including contract retentions, is reported as accounts receivable. The timing of when we bill our customers is generally dependent upon advance billing terms or completion of certain phases of the work. At September 30, 2011 and December 31, 2010, accounts receivable included contract retentions totaling approximately $28,400 and $31,700, respectively. Contract retentions estimated to be collectible beyond one year were not significant at September 30, 2011 or December 31, 2010. Cost of revenue includes direct contract costs, such as material and labor, and indirect costs that are attributable to contract activity.

Goodwill and Other Intangible Assets—Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually, absent any indicators of impairment. We perform our annual impairment assessment during the fourth quarter of each year based upon balances as of the beginning of that year’s fourth quarter. We early adopted FASB Accounting Standards Update (“ASU”) 2011-08 in the current quarter, which allows us the option to first perform a qualitative assessment of goodwill to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value when we perform our annual impairment assessment. If necessary, based on the qualitative assessment, we would then perform a two-phase quantitative assessment for any applicable reporting units. The first phase screens for impairment, while the second phase, if necessary, measures impairment. Our quantitative analysis of goodwill for potential impairment, if required, would be accomplished by comparing an estimate of discounted future cash flows to the net book value of each applicable reporting unit.

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

Concentrations of Credit Risk—Our billed and unbilled revenue is generated from clients around the world, the majority of which are in the natural gas, petroleum and petrochemical industries. Most contracts require advance payments or progress payments. We generally do not require collateral, but in most cases can place liens against the property or equipment constructed or terminate the contract if a material default occurs. We may be exposed to potential credit risk if our customers should encounter financial difficulties, and we maintain reserves for specifically identified potential uncollectible receivables. As of September 30, 2011 and December 31, 2010, allowances for doubtful accounts totaled approximately $1,700 and $1,800, respectively.

Foreign Currency—The nature of our business activities involves the management of various financial and market risks, including those related to changes in foreign currency exchange rates. The effects of translating financial statements of foreign operations into our reporting currency are recognized as a cumulative translation adjustment in accumulated other comprehensive income (loss) (“AOCI”). These balances, which have been primarily impacted in the current year by movements in the Australian Dollar and Canadian Dollar exchange rates against the U.S. Dollar, are net of tax, where applicable. Foreign currency exchange gains (losses) are included within cost of revenue.

Financial Instruments—We utilize derivative instruments in certain circumstances to mitigate the effects of changes in foreign currency exchange rates and interest rates, as described below:

•

Foreign Currency Exchange Rate Derivatives—We do not engage in currency speculation; however, we do utilize foreign currency exchange rate derivatives on an on-going basis to hedge against certain foreign currency-related operating exposures and to hedge intercompany loans utilized to finance our non-U.S. subsidiaries. We generally seek hedge accounting treatment for contracts used to hedge operating exposures and designate them as cash flow hedges. Therefore, gains and losses exclusive of credit risk and forward points (which represent the time-value component of the fair value of our derivative positions) are included in AOCI until the associated underlying operating exposure impacts our earnings. Changes in the fair value of credit risk and forward points, gains and losses associated with instruments deemed ineffective during the period and instruments that we do not designate as cash flow hedges, including those instruments used to hedge intercompany loans, are recognized within cost of revenue.

•

Interest Rate Derivatives—Our interest rate derivatives are limited to a swap arrangement in place to hedge against interest rate variability associated with our unsecured term loan (the “Term Loan”). The swap arrangement is designated as a cash flow hedge, as its critical terms matched those of the Term Loan at inception and as of September 30, 2011. Therefore, changes in the fair value of the swap arrangement are included in AOCI.

For those contracts designated as cash flow hedges, we formally document all relationships between the derivative instruments and associated hedged items, as well as our risk-management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives to specific firm commitments or highly-probable forecasted transactions. We continually assess, at inception and on an on-going basis, the effectiveness of derivative instruments in offsetting changes in the cash flows of the designated hedged items. Hedge accounting designation is discontinued when (1) it is determined that the derivative is no longer highly effective in offsetting changes in the cash flows of the hedged item, including firm commitments or forecasted transactions, (2) the derivative is sold, terminated, exercised, or expires, (3) it is no longer probable that the forecasted transaction will occur, or (4) management determines that designating the derivative as a hedging instrument is no longer appropriate. See Note 5 for additional discussion of our financial instruments.

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

As of September 30, 2011 and December 31, 2010, our unrecognized income tax benefits totaled $11,174 and $17,181, respectively. The net decrease was attributable to the resolutions of uncertain tax positions of $9,742, partly offset by additional tax positions taken during the current year of $3,735.

New Accounting Standards—As noted above, in the current quarter we early adopted FASB ASU 2011-08, which allows us the option to perform a qualitative assessment of a reporting unit’s fair value prior to performing the two-phase quantitative assessment previously required under ASC 350. In performing our annual impairment assessment, the two-phase quantitative assessment will only be required if it is determined under the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value. Our adoption of this standard will not have a material impact on our financial position, results of operations or cash flows.

2. EARNINGS PER SHARE

A reconciliation of weighted average basic shares outstanding to diluted shares outstanding and the computation of basic and diluted EPS are as follows:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands, except per share data)
Net income attributable to CB&I	$72,164	$51,844	$184,564	$141,362

Weighted average shares outstanding—basic	97,772	97,675	98,251	98,448
Effect of stock options/restricted shares/performance shares (1)	1,974	2,012	1,953	1,928
Effect of directors’ deferred-fee shares (1)	68	69	67	69

Weighted average shares outstanding—diluted	99,814	99,756	100,271	100,445

Net income attributable to CB&I per share:
Basic	$0.74	$0.53	$1.88	$1.44
Diluted	$0.72	$0.52	$1.84	$1.41

(1) Antidilutive shares excluded from diluted EPS	171	459	170	472

3. STOCK-BASED PLANS

Changes in common stock, additional paid-in capital, stock held in trust and treasury stock since December 31, 2010 primarily relate to activity associated with our stock-based compensation plans and share repurchases.

Stock-Based Compensation—During the nine-month period ended September 30, 2011, we granted the following shares associated with our incentive plans:

	September 30,	September 30,	September 30,
	Shares	Weighted Average Grant-Date Fair Value Per Share	Weighted Average Exercise Price Per Share
Restricted shares	464,321	$36.11	NA
Performance shares	286,140	$36.15	NA
Stock options	26,891	$20.53	$33.63

Total	777,352

During the nine-month period ended September 30, 2011, we issued the following shares associated with our incentive plans and employee stock purchase plan (“ESPP”):

September 30,
Shares
Performance shares (issued upon vesting)	1,113,726
Restricted shares (issued upon vesting) (1)	708,026
Stock options (issued upon exercise)	455,605
ESPP shares (issued upon sale)	181,079

Total	2,458,436

(1)	Includes 511,582 shares that were previously transferred to a rabbi trust upon grant and reported as stock held in trust.

During the three-month periods ended September 30, 2011 and 2010, we recognized $4,536 and $4,591 of stock-based compensation expense, respectively, and during the nine-month periods ended September 30, 2011 and 2010, we recognized $30,566 and $25,987, respectively. For additional information related to our stock-based compensation plans, see Note 12 to our 2010 Annual Report.

Share Repurchases—During the nine-month period ended September 30, 2011, we repurchased 2,749,694 shares for $100,480 (an average price of $36.54), consisting of 2,186,119 shares associated with repurchases of our outstanding common stock and 563,575 shares for taxes withheld on taxable share distributions.

4. GOODWILL AND OTHER INTANGIBLES

Goodwill—At September 30, 2011 and December 31, 2010, our goodwill balances were $935,837 and $938,855, respectively, attributable to the excess of the purchase price over the fair value of net assets acquired as part of previous acquisitions. The change in goodwill for the nine-month period ended September 30, 2011 was as follows:

September 30,
Balance at December 31, 2010	$938,855
Tax goodwill in excess of book goodwill	(4,235)
Foreign currency translation	(34)
Purchase price allocation adjustments	1,251

Balance at September 30, 2011	$935,837

During the nine-month period ended September 30, 2011, no indicators of goodwill impairment were identified and therefore no goodwill impairment charge was recorded. There can be no assurance that our goodwill impairment analyses will not result in a future impairment charge.

Other Intangible Assets—The following table provides a summary of our finite-lived intangible assets at September 30, 2011 and December 31, 2010, including weighted-average useful lives for each major intangible asset class and in total:

	September 30,	September 30,	September 30,	September 30,
	September 30, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets (weighted average life):
Technology (15 years)	$230,486	$(54,189)	$230,031	$(42,870)
Tradenames (9 years)	38,565	(24,389)	38,563	(19,782)
Backlog (5 years)	10,727	(8,293)	10,727	(6,684)
Lease agreements (6 years)	7,518	(4,684)	7,516	(3,781)
Non-compete agreements (7 years)	2,958	(1,595)	2,958	(1,277)

Total (14 years)	$290,254	$(93,150)	$289,795	$(74,394)

The net decrease in other intangibles for the nine-month period ended September 30, 2011 related primarily to amortization expense, which totaled $19,073.

5. FINANCIAL INSTRUMENTS

Foreign Currency Exchange Rate Derivatives

Operating Exposures—At September 30, 2011, the notional value of our outstanding forward contracts to hedge certain foreign exchange-related operating exposures totaled approximately $126,900. These contracts vary in duration, maturing up to three years from period-end. Certain of these hedges are designated as cash flow hedges, allowing changes in their fair value to be recognized in AOCI until the associated underlying operating exposure impacts our earnings. We exclude forward points, which are recognized as ineffectiveness within cost of revenue and are not material to our earnings, from our hedge assessment analysis.

Intercompany Loan Exposures—At September 30, 2011, the notional value of our outstanding forward contracts to hedge certain intercompany loans utilized to finance non-U.S. subsidiaries totaled approximately $6,800. These contracts, which we do not designate as cash flow hedges, generally mature within seven days of period-end and changes in their fair value are recognized in cost of revenue, generally offsetting any translation gains (losses) on the underlying loans.

Interest Rate Derivatives

Interest Rate Exposures—We continue to utilize a swap arrangement to hedge against interest rate variability associated with our Term Loan. The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Loan at inception and as of September 30, 2011. Accordingly, changes in the fair value of the hedge are recognized in AOCI.

Financial Instruments Disclosures

The following tables present the fair value of our cash and cash equivalents, foreign currency exchange rate derivatives and interest rate derivatives as of September 30, 2011 and December 31, 2010, respectively, by valuation hierarchy and balance sheet classification:

	September 30,	September 30,	September 30,	September 30,
	September 30, 2011
	Quoted Market Prices In Active Markets (Level 1)	Internal Models With Significant Observable Market Parameters (Level 2) (1)	Internal Models With Significant Unobservable Market Parameters (Level 3)	Total Carrying Value On The Balance Sheet
Assets
Cash and cash equivalents	$539,899	$—	$—	$539,899
Other current assets	—	3,215	—	3,215
Other non-current assets	—	54	—	54

Total assets at fair value	$539,899	$3,269	$—	$543,168

Liabilities
Accrued liabilities	$—	$(6,871)	$—	$(6,871)
Other non-current liabilities	—	(443)	—	(443)

Total liabilities at fair value	$—	$(7,314)	$—	$(7,314)

	September 30,	September 30,	September 30,	September 30,
	December 31, 2010
	Quoted Market Prices In Active Markets (Level 1)	Internal Models With Significant Observable Market Parameters (Level 2) (1)	Internal Models With Significant Unobservable Market Parameters (Level 3)	Total Carrying Value On The Balance Sheet
Assets
Cash and cash equivalents	$481,738	$—	$—	$481,738
Other current assets	—	1,814	—	1,814
Other non-current assets	—	187	—	187

Total assets at fair value	$481,738	$2,001	$—	$483,739

Liabilities
Accrued liabilities	$—	$(4,102)	$—	$(4,102)
Other non-current liabilities	—	(1,427)	—	(1,427)

Total liabilities at fair value	$—	$(5,529)	$—	$(5,529)

(1)

We are exposed to counterparty credit risk associated with potential non-performance on our hedging instruments and the fair value of our derivatives reflects this credit risk. The total assets at fair value above represent the maximum loss that we would incur on our outstanding hedges if the applicable counterparties failed to perform according to the hedge contracts. To help mitigate counterparty credit risk, we transact only with counterparties that are rated as investment grade or higher and monitor all such counterparties on a continuous basis.

A financial instrument’s categorization within the valuation hierarchy above is based upon the lowest level of input that is significant to the fair value measurement. Cash and cash equivalents are classified within Level 1 of the valuation hierarchy as they are valued at cost, which approximates fair value. Exchange-traded derivative positions are classified within Level 2 of the valuation hierarchy, as they are valued using internally-developed models that use readily observable market parameters (quoted market prices for similar assets and liabilities in active markets) as their basis. Level 2 derivatives are valued utilizing an income approach, which discounts future cash flows based upon current market expectations and adjusts for credit risk. In some cases, derivatives may be valued based upon models with significant unobservable market parameters and would be classified within Level 3 of the valuation hierarchy. We did not have any Level 3 classifications as of September 30, 2011 or December 31, 2010.

The carrying values of our accounts receivable, accounts payable and notes payable approximate fair value because of the short-term nature of these instruments. At September 30, 2011 and December 31, 2010, the fair value of our long-term debt, based upon current market rates for debt with similar credit risk and maturity, approximated its carrying value as interest is based upon LIBOR plus an applicable floating spread and is paid quarterly in arrears.

Derivatives Disclosures

The following table presents the total fair value by underlying risk and balance sheet classification for both derivatives designated as cash flow hedges and derivatives not designated as cash flow hedges as of September 30, 2011 and December 31, 2010:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Asset Derivatives			Liability Derivatives
	Balance Sheet Classification	Fair Value		Balance Sheet Classification	Fair Value
		September 30, 2011	December 31, 2010		September 30, 2011	December 31, 2010
Derivatives designated as cash flow hedges

Interest rate	Other current and non-current assets	$—	$—	Accrued and other non- current liabilities	$(2,088)	$(4,248)

Foreign currency	Other current and non-current assets	705	1,425	Accrued and other non- current liabilities	(668)	(631)

		$705	$1,425		$(2,756)	$(4,879)

Derivatives not designated as cash flow hedges

Interest rate	Other current and non-current assets	$—	$—	Accrued and other non- current liabilities	$—	$—

Foreign currency	Other current and non-current assets	2,564	576	Accrued and other non- current liabilities	(4,558)	(650)

		$2,564	$576		$(4,558)	$(650)

Total fair value		$3,269	$2,001		$(7,314)	$(5,529)

The following table presents the total value, by underlying risk, recognized in other comprehensive income (“OCI”) and reclassified from AOCI to interest expense (interest rate derivatives) and cost of revenue (foreign currency derivatives) during the three and nine-month periods ended September 30, 2011 and 2010 for derivatives designated as cash flow hedges:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Amount of Gain (Loss) on Effective Derivative Portion
	Recognized in OCI				Reclassified from AOCI into Earnings (1)
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Derivatives designated as cash flow hedges

Interest rate	$58	$(587)	$(215)	$(2,637)	$(832)	$(1,160)	$(2,445)	$(3,600)
Foreign currency	(749)	3,225	230	1,558	(334)	(106)	515	300

Total	$(691)	$2,638	$15	$(1,079)	$(1,166)	$(1,266)	$(1,930)	$(3,300)

(1) Net unrealized losses totaling $1,225 are expected to be reclassified from AOCI into earnings during the next 12 months due to settlement of the associated underlying obligations.

The following table presents the total value, by underlying risk, recognized in interest expense (interest rate derivatives) and cost of revenue (foreign currency derivatives) for the three and nine-month periods ended September 30, 2011 and 2010 for derivatives not designated as cash flow hedges:

	Amount of Gain (Loss) Recognized in Earnings
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Derivatives not designated as cash flow hedges

Interest rate	$—	$—	$—	$—
Foreign currency	(1,907)	127	(1,824)	(308)

Total	$(1,907)	$127	$(1,824)	$(308)

6. RETIREMENT BENEFITS

Our 2010 Annual Report disclosed anticipated 2011 defined benefit pension and other postretirement plan contributions of approximately $16,300 and $4,300, respectively. The following table provides updated contribution information for our plans as of September 30, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
		Pension Plans	Other Postretirement Plans
Contributions made through September 30, 2011		$13,185	$2,101
Remaining contributions expected for 2011		3,700	925

Total contributions expected for 2011		$16,885	$3,026

The following table provides a breakout of the net periodic benefit cost associated with our defined benefit pension and other postretirement plans for the three and nine-month periods ended September 30, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Pension Plans

Service cost	$1,020	$787	$3,053	$2,412
Interest cost	7,420	6,570	22,237	20,001
Expected return on plan assets	(6,613)	(5,771)	(19,825)	(17,531)
Amortization of prior service (credits) costs	(124)	23	(372)	71
Recognized net actuarial loss	288	335	867	1,001

Net periodic benefit cost	$1,991	$1,944	$5,960	$5,954

Other Postretirement Plans

Service cost	$242	$273	$725	$819
Interest cost	731	746	2,193	2,237
Expected return on plan assets	—	—	—	—
Amortization of prior service credits	(68)	(67)	(202)	(201)
Recognized net actuarial gain	(120)	(92)	(357)	(277)

Net periodic benefit cost	$785	$860	$2,359	$2,578

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

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue

CB&I Steel Plate Structures	$511,376	$348,662	$1,336,441	$1,043,831
CB&I Lummus	630,010	471,075	1,636,227	1,443,024
Lummus Technology	113,958	89,362	322,652	207,612

Total revenue	$1,255,344	$909,099	$3,295,320	$2,694,467

Income From Operations

CB&I Steel Plate Structures	$43,284	$31,902	$127,697	$96,540
CB&I Lummus	22,601	19,680	62,092	64,232
Lummus Technology	26,843	26,484	66,338	56,717

Total income from operations	$92,728	$78,066	$256,127	$217,489

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

Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Through September 30, 2011, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 5,100 plaintiffs and, of those claims, approximately 1,400 claims were pending and 3,700 have been closed through dismissals or settlements. Through September 30, 2011, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount of approximately one thousand dollars per claim. We review each case on its own merits and make accruals based upon the probability of loss and our estimates of the amount of liability and related expenses, if any. We do not currently believe that any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow, and, at September 30, 2011, we had approximately $1,700 accrued for liability and related expenses. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that we may expect to recover because of the variability in coverage amounts, limitations and deductibles, or the viability of carriers, with respect to our insurance policies for the years in question.

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

RESULTS OF OPERATIONS

Current Market Conditions—We continue to have a broad diversity within the entire energy project spectrum, with more than 80% of our 2011 year-to-date revenue coming from projects outside the U.S. Our revenue mix will continue to evolve consistent with changes in our backlog mix, as well as shifts in future global energy demand. We currently anticipate that investment in steel plate structures and energy processes projects will remain strong in many parts of the world. Investments across the natural gas value chain, specifically gas processing and Liquefied Natural Gas (“LNG”) liquefaction, are increasing in certain geographic regions, including Australia, Russia and North America. With respect to technology, we continue to see a resurgence in petrochemical activity and, while refining activity remains slow, we are experiencing improving conditions.

New Awards—During the third quarter 2011, new awards, representing the value of new project commitments received during a given period, were $3.8 billion, compared with $893.1 million for the corresponding 2010 period. During the first nine months of 2011, new awards were $6.0 billion, compared with $2.4 billion for the corresponding 2010 period. These awards are included in backlog until work is performed and revenue is recognized, or until cancellation. Our new awards may vary significantly each reporting period based upon the timing of our major new project commitments. During the third quarter 2011, our most significant awards were in our CB&I Steel Plate Structures business sector, which was awarded an LNG train mechanical erection project in Australia (approximately $2.3 billion) through a joint venture with a 35% noncontrolling interest partner, and an LNG storage tank project in Australia (approximately $500.0 million). Our third quarter and nine-month 2011 and 2010 new awards were distributed among our business sectors as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	%	2010	%	2011	%	2010	%
CB&I Steel Plate Structures	$3,135,692	82%	$465,050	52%	$3,797,777	63%	$939,131	40%
CB&I Lummus	499,046	13%	337,985	38%	1,853,137	31%	1,157,722	49%
Lummus Technology	173,418	5%	90,097	10%	384,394	6%	272,314	11%

Total New Awards	$3,808,156	100%	$893,132	100%	$6,035,308	100%	$2,369,167	100%

See Segment Results below for further discussion.

Backlog—Backlog at September 30, 2011 was approximately $9.3 billion, compared with $6.9 billion at December 31, 2010, as new awards, inclusive of the $2.8 billion of LNG project awards discussed above, exceeded revenue for the first nine months of 2011. As of September 30, 2011, more than 80% of our backlog was for work outside the U.S. For the three and nine-month periods ended September 30, 2011, our non-U.S. dollar backlog was reduced by approximately $500.0 million and $300.0 million, respectively, due to the strengthening of the U.S. dollar.

Revenue—Revenue for the third quarter 2011 was $1.3 billion, representing a $346.2 million increase (38%) from the comparable 2010 period. Revenue increased $162.7 million (47%) for CB&I Steel Plate Structures, $158.9 million (34%) for CB&I Lummus and $24.6 million (28%) for Lummus Technology. Revenue for the first nine months of 2011 was $3.3 billion, representing a $600.9 million increase (22%) over the comparable 2010 period. Our third quarter and nine-month 2011 and 2010 revenue was distributed among our business sectors as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	%	2010	%	2011	%	2010	%
CB&I Steel Plate Structures	$511,376	41%	$348,662	38%	$1,336,441	40%	$1,043,831	39%
CB&I Lummus	630,010	50%	471,075	52%	1,636,227	50%	1,443,024	53%
Lummus Technology	113,958	9%	89,362	10%	322,652	10%	207,612	8%

Total Revenue	$1,255,344	100%	$909,099	100%	$3,295,320	100%	$2,694,467	100%

See Segment Results below for further discussion.

Gross Profit—Gross profit was $146.8 million (11.7% of revenue) for the third quarter 2011, compared with $119.9 million (13.2% of revenue) for the corresponding 2010 period. Gross profit for the first nine months of 2011 was $423.6 million (12.9% of revenue) compared with $362.5 million (13.5% of revenue) for the corresponding 2010 period. Our 2011 results benefited from an increase in revenue and better cost recoveries, but were impacted by a generally lower margin project mix, higher pre-contract costs associated with increased bid activity, and costs associated with the realignment of facilities in the U.S.

Selling and Administrative Expense—Selling and administrative expense was $49.7 million (4.0% of revenue) for the third quarter 2011, compared with $43.4 million (4.8% of revenue) for the corresponding 2010 period. Selling and administrative expense for the first nine months of 2011 was $155.9 million (4.7% of revenue), compared with $141.0 million (5.2% of revenue) for the corresponding 2010 period. The absolute dollar increase for both the quarter and nine-month periods was primarily attributable to the impact of our December 31, 2010 acquisition of the remaining 50% interest of CD Tech, a previously unconsolidated Lummus Technology joint venture investment, and increases associated with our global business development efforts. The results of CD Tech are consolidated and included within our Lummus Technology results for 2011.

Other Operating Income (Expense)—Other operating income (expense) for the three and nine-month periods ended September 30, 2011 was ($0.6) million and $0.2 million, respectively, versus $0.7 million and ($0.1) million for the comparable 2010 periods, primarily reflecting the gains and losses from the sale of miscellaneous property and equipment.

Equity Earnings—Equity earnings were $2.7 million for the third quarter 2011, compared with $6.7 million for the corresponding 2010 period. Equity earnings for the first nine months of 2011 were $7.2 million, compared with $13.7 million for the corresponding 2010 period. The decrease for the current quarter versus the comparable 2010 period was primarily due to the impact of our consolidation of the results of CD Tech and slower project revenue development on new license awards for our Chevron Lummus Global (“CLG”) joint venture investment within Lummus Technology. Our nine-month results decreased compared to the comparable 2010 period due to the consolidation of CD Tech, partly offset by higher catalyst sales for CLG during the first half of the current year.

Income from Operations—Income from operations was $92.7 million (7.4% of revenue) for the third quarter 2011, compared with $78.1 million (8.6% of revenue) for the corresponding 2010 period. Income from operations for the first nine months of 2011 was $256.1 million (7.8% of revenue), compared with $217.5 million (8.1% of revenue) for the corresponding 2010 period. The absolute dollar increase for both periods was due to the reasons noted above. Our third quarter and nine-month 2011 and 2010 income from operations was distributed among our business sectors as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
		% of		% of		% of		% of
	2011	Revenue	2010	Revenue	2011	Revenue	2010	Revenue
CB&I Steel Plate Structures	$43,284	8.5%	$31,902	9.1%	$127,697	9.6%	$96,540	9.2%
CB&I Lummus	22,601	3.6%	19,680	4.2%	62,092	3.8%	64,232	4.5%
Lummus Technology	26,843	23.6%	26,484	29.6%	66,338	20.6%	56,717	27.3%

Total Income From Operations	$92,728	7.4%	$78,066	8.6%	$256,127	7.8%	$217,489	8.1%

See Segment Results below for further discussion.

Interest Expense and Interest Income— Interest expense was $1.1 million for the third quarter 2011, compared to $5.7 million for the corresponding 2010 period. During the current quarter, we resolved uncertain tax positions, which resulted in the reversal of previously recorded tax reserves and associated accrued interest. The impact of the aforementioned was a reduction to interest expense in the 2011 period of approximately $3.1 million, which was partially offset by approximately $0.7 million of interest expense related to the timing of tax payments resulting from our periodic income tax compliance reviews. The decrease in interest expense compared to the 2010 quarter was due to the tax reserve reversals, the impact of our lower long-term debt balance, and approximately $1.0 million of lower interest expense related to the timing of tax payments resulting from our periodic income tax compliance reviews. Interest expense for the first nine months of 2011 and 2010 was $7.7 million and $12.5 million, respectively. The decrease for the nine-month period was also due to the reasons noted above. Interest income was $2.4 million for the third quarter 2011, compared with $1.3 million for the corresponding 2010 period. Interest income for the first nine months of 2011 was $5.5 million, compared to $3.6 million for the corresponding 2010 period. The increase over the prior year periods was due to higher average cash balances and higher rates of return.

Income Tax Expense—Income tax expense for the third quarter 2011 was $22.6 million (24.0% of pre-tax income), versus $19.9 million (27.1% of pre-tax income) for the comparable 2010 period. Income tax expense for the first nine months of 2011 was $69.3 million (27.3% of pre-tax income), versus $61.0 million (29.3% of pre-tax income) for the comparable 2010 period. Our tax rate varies depending upon our U.S. versus non-U.S. pre-tax income mix. The current period benefited from a higher forecasted percentage of non-U.S. pre-tax income and a net benefit of $3.9 million from changes in our tax reserves, primarily for resolutions of uncertain tax positions, partially offset by additional income tax related to a change in tax law in the United Kingdom (“U.K.”).

Net Income (Loss) Attributable to Noncontrolling Interests—Our noncontrolling interests are associated with projects in the Middle East and Asia Pacific. Net loss attributable to noncontrolling interests for the third quarter 2011 was ($0.8) million, compared to income of $1.8 million for the corresponding 2010 period. Net income attributable to noncontrolling interest for the first nine months of 2011 was $0.1 million, compared to $6.1 million for the comparable 2010 period. The change compared with the corresponding 2010 periods was commensurate with the level of applicable operating results for such projects.

Segment Results

CB&I Steel Plate Structures

New Awards—New awards were $3.1 billion for the third quarter 2011, compared with $465.1 million for the corresponding prior year period. New awards for the third quarter 2011 included awards for the LNG train mechanical erection project in Australia (approximately $2.3 billion) and LNG storage tank project in Australia (approximately $500.0 million) noted above, an aluminum complex storage tank project in the Middle East (approximately $60.0 million) and various other standard storage tanks throughout the world, primarily in the U.S. and Middle East. New awards for 2010 included awards for LNG storage tanks in Asia Pacific (approximately $190.0 million), LNG work in Australia (approximately $50.0 million), standard storage tanks in the Middle East (approximately $40.0 million) and various other standard storage tanks throughout the world, primarily in the U.S., Middle East and Asia Pacific. New awards for the first nine months of 2011 were $3.8 billion compared with $939.1 million for the corresponding 2010 period, with the increase primarily due to the LNG awards totaling $2.8 billion noted above.

Revenue—Revenue was $511.4 million for the third quarter 2011, representing an increase of $162.7 million (47%) over the comparable 2010 period. Increases from activity on our large storage tank projects in the Middle East and Australia were partly offset by a lower volume of storage tank work in the U.S. Revenue for the first nine months of 2011 was $1.3 billion, increasing $292.6 million (28%) as compared to the corresponding 2010 period, also for the reasons noted above.

Income from Operations— Income from operations for the third quarter 2011 was $43.3 million (8.5% of revenue) versus $31.9 million (9.1% of revenue) for the comparable 2010 period. Income from operations for the first nine months of 2011 was $127.7 million (9.6% of revenue), compared with $96.5 million (9.2% of revenue) for the corresponding 2010 period. Our 2011 third quarter and nine-month results generally benefited from higher revenue volume. Our 2011 third quarter was also impacted by a lower margin project mix during the period, higher precontract and selling and administrative costs, costs associated with the realignment of facilities in the U.S., and the comparable 2010 quarter benefiting from a claim settlement in the U.S. Our 2011 nine-month results benefited, compared to the 2010 period, from better cost recoveries on increased global construction activity. Our 2011 nine-month results benefited, relative to our 2011 quarter, from a higher margin project mix in the first half of the year.

CB&I Lummus

New Awards—New awards were $499.0 million for the third quarter 2011, versus $338.0 million for the comparable 2010 period. New awards for the third quarter 2011 included scope increases on existing projects in Australia, Europe, and South America and various other awards throughout the world. New awards for the comparable 2010 period included scope increases on existing projects in Asia Pacific and Canada and various awards throughout the world. New awards for the first nine months of 2011 were $1.9 billion compared with $1.2 billion for the corresponding 2010 period.

Revenue—Revenue was $630.0 million for the third quarter 2011, representing an increase of $158.9 million (34%) over the comparable 2010 period. Increases in engineering and construction activity on our large refinery project in Colombia and gas plant project in Papua New Guinea, and increased construction activity on our oil sands project in Canada and gas processing plant project in the U.S., were partially offset by a lower volume of LNG work, reflecting the completion of projects in South America, Europe and the U.S. Revenue for the first nine months of 2011 was $1.6 billion, increasing $193.2 million (13%), as compared to the corresponding 2010 period, also for the reasons noted above.

Income from Operations— Income from operations for the third quarter 2011 was $22.6 million (3.6% of revenue) versus $19.7 million (4.2% of revenue) for the comparable 2010 period. Income from operations for the first nine months of 2011 was $62.1 million (3.8% of revenue) compared with $64.2 million (4.5% of revenue) for the comparable 2010 period. Our third quarter and nine-month 2011 results generally benefited from higher revenue volume and better cost recoveries from increased engineering activities, but were impacted by a lower margin mix, primarily in the current quarter, higher precontract and selling and administrative costs, and costs associated with the realignment of facilities in the U.S.

Lummus Technology

New Awards—New awards were $173.4 million for the third quarter 2011, versus $90.1 million for the comparable 2010 period. The increase from 2010 was primarily due to the consolidation of CD Tech and higher petrochemical license awards, including a grassroots ethylene plant in Russia, partially offset by lower heat transfer awards. New awards for the first nine months of 2011 were $384.4 million compared with $272.3 million for the comparable prior-year period.

Revenue—Revenue was $114.0 million for the third quarter 2011, representing an increase of $24.6 million (28%) over the comparable 2010 period. The increase was attributable to the growth in, and consolidation of, CD Tech in the current year and increased heat transfer revenue. Revenue for the first nine months of 2011 was $322.7 million, increasing $115.0 million (55%), as compared to the corresponding 2010 period for the reasons noted above, as well as higher licensing revenue in the first half of the current year.

Income from Operations—Income from operations for the third quarter 2011 was $26.8 million (23.6% of revenue) versus $26.5 million (29.6% of revenue) for the comparable 2010 period. Income from operations for the first nine months of 2011 was $66.3 million (20.6% of revenue) compared with $56.7 million (27.3% of revenue) for the corresponding 2010 period. The absolute dollar increases from the prior year periods were due to increased revenue volume and the consolidation of CD Tech in the current periods, partly offset by lower equity earnings, primarily in the third quarter of the current year. The decreases in the percentage of revenue compared to the prior year periods were primarily due to the reasons noted above and a different project mix in the current periods compared to the prior year periods.

Liquidity and Capital Resources

Cash and Cash Equivalents—At September 30, 2011, cash and cash equivalents totaled $539.9 million.

Operating Activities—During the first nine months of 2011, cash provided by operations totaled $189.1 million, as cash generated from earnings was partially offset by an overall increase in working capital levels. The increase in working capital was the result of an increase in accounts receivable ($220.7 million) primarily from increased major project activities in our CB&I Steel Plate Structures and CB&I Lummus business sectors, partly offset by an increase in accounts payable ($148.2 million) for major projects in our CB&I Lummus business sector and various smaller projects in our CB&I Steel Plate Structures business sector.

Investing Activities—During the first nine months of 2011, net cash used in investing activities totaled $16.1 million, as capital expenditures totaling $23.8 million were partly offset by proceeds from the sale of property and equipment totaling $7.8 million.

We continue to evaluate and selectively pursue opportunities for additional expansion of our business through acquisition of complementary businesses. These acquisitions, if they arise, may involve the use of cash or may require further debt or equity financing.

Financing Activities—During the first nine months of 2011, net cash used in financing activities totaled $98.6 million, primarily resulting from share repurchases during the period totaling $100.5 million (2.8 million shares at an average price of $36.54 per share), including $80.2 million to repurchase shares of our outstanding common stock (2.2 million shares) and $20.3 million for stock-based compensation related withholding taxes on taxable share distributions (0.6 million shares). Additionally, dividends paid to our shareholders and distributions to our noncontrolling interest partners totaled $14.8 million and $8.4 million, respectively. These cash outflows were partly offset by tax benefits associated with tax deductions in excess of recognized stock-based compensation costs totaling $15.3 million and cash proceeds from the issuance of shares associated with our stock plans totaling $10.2 million.

Effect of Exchange Rate Changes on Cash—During the first nine months of 2011, our cash balance decreased by $16.3 million due to the impact of changes in functional currency exchange rates against the U.S. dollar on non-U.S. dollar cash balances, primarily the Canadian Dollar, Australian Dollar and Euro. The unrealized loss on our cash balance resulting from this exchange rate movement is reflected in the cumulative translation component of other comprehensive income (loss). Our cash held in non-U.S. dollar currencies is used primarily for project-related and other operating expenditures in those currencies, and therefore, our exposure to realized exchange gains and losses is not anticipated to be material.

Letters of Credit/Bank Guarantees/Debt/Surety Bonds—Our primary internal source of liquidity is cash flow generated from operations. Capacity under a revolving credit facility is also available, if necessary, to fund operating or investing activities. We have a four-year, $1.1 billion, committed and unsecured revolving credit facility with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, and Bank of America, N.A. (“BofA”), as syndication agent, which expires in July 2014 (the “Revolving Facility”). The Revolving Facility has a borrowing sublimit of $550.0 million and certain financial covenants, including a maximum leverage ratio of 2.50, a minimum fixed charge coverage ratio of 1.75 and a minimum net worth level calculated as $824.6 million at September 30, 2011. The Revolving Facility also includes customary restrictions regarding subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, mergers and acquisitions and dividend payment and share repurchase limits, among other restrictions. No direct borrowings were outstanding under the Revolving Facility as of September 30, 2011; however, we had issued $371.6 million of letters of credit. Such letters of credit are generally issued to customers in the ordinary course of business to support advance payments and performance guarantees, in lieu of retention on our contracts, or in certain cases, are issued in support of our insurance program. As of September 30, 2011, we had $728.4 million of available capacity under the Revolving Facility.

In addition to the Revolving Facility, we have three committed and unsecured letter of credit and term loan agreements (the “LC Agreements”) with BofA, as administrative agent, JPMorgan, and various private placement note investors. Under the terms of the LC Agreements, either BofA or JPMorgan (the “LC Issuers”) can issue letters of credit. In the aggregate, they can provide up to $258.0 million of capacity. Tranche A, a $50.0 million facility, and Tranche B, an $83.0 million facility, are both five-year facilities which expire in November 2011. As these two facilities are nearing their expiration date, their prospective utilization for ordinary course contractual advance payment or performance letter of credit obligations is unlikely. Therefore, during the third quarter, we exercised our option under these agreements to eliminate excess capacity and reduced Tranche B by $17.0 million prior to the upcoming expiration date. Tranche C is an eight-year, $125.0 million facility which expires in November 2014. As of September 30, 2011, no direct borrowings were outstanding under the LC Agreements, but we had issued $210.7 million of letters of credit among all three tranches of LC Agreements. Outstanding letter of credit utilization was $25.3 million under Tranche A, $64.8 million under Tranche B and $120.6 million under Tranche C, leaving $24.7 million, $18.2 million and $4.4 million of available capacity, respectively. The LC Agreements have financial and restrictive covenants similar to those noted above for the Revolving Facility. In the event of our default under the LC Agreements, including our failure to reimburse a draw against an issued letter of credit, the LC Issuers could transfer their claim against us, to the extent such amount is due and payable by us under the LC Agreements, to the private placement lenders, creating a term loan that is due and payable no later than the stated maturity of the respective LC Agreement. In addition to quarterly letter of credit fees that we pay under the LC Agreements, we would be assessed an applicable rate of interest over LIBOR to the extent that a term loan is in effect.

Additionally, we have $80.0 million remaining on our unsecured term loan (the “Term Loan”) with JPMorgan, as administrative agent, and BofA, as syndication agent. Interest under the Term Loan is paid quarterly in arrears and, at our election, is based upon LIBOR plus an applicable floating margin. However, we have an interest rate swap that provides for an interest rate of approximately 5.57%, inclusive of the applicable floating margin. The Term Loan is scheduled to be repaid in equal installments of $40.0 million per year, with principal payments due in December 2011 and November 2012. The Term Loan has financial and restrictive covenants similar to those noted above for the Revolving Facility.

We also have various short-term, uncommitted revolving credit facilities (the “Uncommitted Facilities”) across several geographic regions of approximately $1.4 billion. These facilities are generally used to provide letters of credit or bank guarantees to customers to support advance payments and performance guarantees in the ordinary course of business or in lieu of retention on our contracts. As of September 30, 2011, we had available capacity of $615.6 million under these facilities. In addition to providing letters of credit or bank guarantees, we also issue surety bonds in the ordinary course of business to support our contract performance.

As of September 30, 2011, we were in compliance with all of our restrictive and financial covenants, with a leverage ratio of 0.30, a fixed charge coverage ratio of 6.39, and net worth of $1.2 billion. Our ability to remain in compliance with our lending facilities could be impacted by circumstances or conditions beyond our control, including but not limited to the delay or cancellation of projects, changes in foreign currency exchange or interest rates, performance of pension plan assets, or changes in actuarial assumptions. Further, we could be impacted if our customers experience a material change in their ability to pay us or if the banks associated with our lending facilities were to cease or reduce operations.

Share Issuance Agreement—We have an agreement in place which enables us to issue and sell, from time to time, up to an aggregate of 10.0 million shares of our common stock, of which 2.4 million had been sold through June 30, 2011. Our August 18, 2009 agreement originally was set to expire on July 29, 2011, but effective July 21, 2011, we amended and restated the agreement to extend the term through July 28, 2012 to maintain our ability to sell the remaining 7.6 million shares. No shares were sold during the three or nine-months ended September 30, 2011.

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

Contract revenue reflects the original contract price adjusted for approved change orders and estimated minimum recoveries of unapproved change orders and claims. We recognize revenue associated with unapproved change orders and claims to the extent that related costs have been incurred, recovery is probable and the value can be reliably estimated. For the three and nine-month periods ended September 30, 2011 and 2010, we had no material unapproved change orders or claims recognized in revenue.

Credit Extension—We review the commercial terms of all significant contracts before entering into a contractual arrangement. We extend credit to customers and other parties in the normal course of business only after a review of the potential customer’s creditworthiness. Additionally, we regularly review outstanding receivables and maintain reserves for specifically identified potential uncollectible receivables through an allowance for doubtful accounts. In evaluating the level of established reserves, management makes judgments regarding the parties’ ability to and likelihood of making required payments, economic events and other factors. As the financial condition of these parties changes, circumstances develop, or additional information becomes available, adjustments to the allowance for doubtful accounts may be required.

Financial Instruments—We utilize derivative instruments in certain circumstances to mitigate the effects of changes in foreign currency exchange rates and interest rates, as described below:

•

Foreign Currency Exchange Rate Derivatives—We do not engage in currency speculation; however, we do utilize foreign currency exchange rate derivatives on an on-going basis to hedge against certain foreign currency-related operating exposures and to hedge intercompany loans utilized to finance our non-U.S. subsidiaries. We generally seek hedge accounting treatment for contracts used to hedge operating exposures and designate them as cash flow hedges. Therefore, gains and losses exclusive of credit risk and forward points (which represent the time-value component of the fair value of our derivative positions) are included in AOCI until the associated underlying operating exposure impacts our earnings. Changes in the fair value of credit risk and forward points, gains and losses associated with instruments deemed ineffective during the period and instruments that we do not designate as cash flow hedges, including those instruments used to hedge intercompany loans, are recognized within cost of revenue.

•

Interest Rate Derivatives—Our interest rate derivatives are limited to a swap arrangement in place to hedge against interest rate variability associated with our Term Loan. The swap arrangement is designated as a cash flow hedge, as its critical terms matched those of the Term Loan at inception and as of September 30, 2011. Therefore, changes in the fair value of the swap arrangement are included in AOCI.

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

Recoverability of Goodwill and Long-Lived Assets—Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually, absent any indicators of impairment. Beginning in the fourth quarter of 2011, we have the option to perform a qualitative assessment of goodwill to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value when we perform our annual impairment analysis. If necessary, based on the qualitative assessment, we would then perform a two-phase quantitative assessment for any applicable reporting units. A quantitative assessment would require us to allocate goodwill to our reporting units, compare the fair value of a reporting unit with its carrying amount, including goodwill, and then, if necessary, record a goodwill impairment charge in an amount equal to the excess, if any, of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill.

To the extent a quantitative assessment is required, the primary method we would employ to estimate the fair value of each reporting unit is the discounted cash flow method. This methodology is based, to a large extent, on assumptions about future events, which may or may not occur as anticipated, and such deviations could have a significant impact on the estimated fair values calculated. These assumptions include, but are not limited to, estimates of future growth rates, discount rates and terminal values of reporting units. Our goodwill balance at September 30, 2011 was $935.8 million. Based upon our current strategic planning and associated goodwill impairment assessments, there are currently no indicators of impairment for any of our reporting units.

We review tangible and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation is required, the estimated cash flows associated with the asset or asset group will be compared to the asset’s carrying amount to determine if an impairment exists. There were no indicators of impairment for our tangible and finite-lived intangible assets at September 30, 2011. Finite-lived identifiable intangible assets are amortized on a straight-line basis over estimated useful lives ranging from 5 to 20 years, absent any indicators of impairment. For further discussion regarding goodwill and other intangible assets, see Note 4 to our financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk—We are exposed to market risk associated with changes in foreign currency exchange rates, which may adversely affect our results of operations and financial condition. One form of exposure to fluctuating exchange rates relates to the effects of translating financial statements of foreign operations (primarily Australian Dollar, Canadian Dollar and Euro denominated) into our reporting currency, which are recognized as a cumulative translation adjustment in AOCI. We generally do not hedge our exposure to potential foreign currency translation adjustments.

We do not engage in currency speculation; however, we do utilize foreign currency derivatives on an on-going basis to hedge against certain foreign currency-related operating exposures and to hedge intercompany loans utilized to finance non-U.S. subsidiaries. We generally seek hedge accounting treatment for contracts used to hedge operating exposures and designate them as cash flow hedges. Therefore, gains and losses exclusive of credit risk and forward points are included in AOCI until the associated underlying operating exposure impacts our earnings. Changes in the fair value of forward points, gains and losses associated with instruments deemed ineffective during the period and instruments that we do not designate as cash flow hedges, including those instruments used to hedge intercompany loans, are recognized within cost of revenue and were not material for the three and nine-month periods ended September 30, 2011.

At September 30, 2011, the notional value of our outstanding forward contracts to hedge certain foreign currency exchange-related operating exposures totaled $126.9 million, including foreign currency exchange rate exposure associated with the following currencies: Euro ($90.2 million), Colombian Peso ($10.0 million), Thai Baht ($9.7 million), Singapore Dollar ($8.2 million), Canadian Dollar ($4.8 million), Kuwaiti Dinar ($2.5 million) and Russian Ruble ($1.5 million). The total net fair value of these contracts was a loss of approximately $1.5 million. The potential change in fair value for our outstanding contracts resulting from a hypothetical ten percent change in quoted foreign currency exchange rates would be approximately $6.5 million. This potential change in fair value of our outstanding contracts would be offset by the change in fair value of the associated underlying operating exposures.

At September 30, 2011, the notional value of our outstanding forward contracts to hedge certain intercompany loans utilized to finance non-U.S. subsidiaries totaled $6.8 million, including foreign currency exchange rate exposure associated with the Singapore Dollar ($6.3 million) and Euro ($0.5 million). The total net fair value of these contracts was a loss of $0.5 million. The potential change in fair value for our outstanding contracts resulting from a hypothetical ten percent change in quoted foreign currency exchange rates would be approximately $1.0 million, which would be offset by the change in fair value of the associated underlying exposure.

Interest Rate Risk—We continue to utilize a swap arrangement to hedge against interest rate variability associated with our Term Loan. The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Loan at inception and as of September 30, 2011. Accordingly, changes in the fair value of the interest rate swap are recognized through AOCI. The total net fair value of the contract was a loss of approximately $2.1 million. The potential change in fair value for our interest rate swap from a hypothetical one percent change in the LIBOR rate would have been approximately $0.3 million at September 30, 2011, which would be offset by the change in fair value of the associated underlying exposure.

Other—The carrying values of our cash and cash equivalents, accounts receivable, accounts payable and notes payable approximate their fair values because of the short-term nature of these instruments. At September 30, 2011, the fair value of our long-term debt, based upon the current market rates for debt with similar credit risk and maturity, approximated its carrying value as interest is based upon LIBOR plus an applicable floating spread and is paid quarterly in arrears. For quantification of our financial instruments, see Note 5 to our financial statements.

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

Changes in Internal Controls—There were no changes in our internal controls over financial reporting that occurred during the three-month period ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Through September 30, 2011, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 5,100 plaintiffs and, of those claims, approximately 1,400 claims were pending and 3,700 have been closed through dismissals or settlements. Through September 30, 2011, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount of approximately one thousand dollars per claim. We review each case on its own merits and make accruals based upon the probability of loss and our estimates of the amount of liability and related expenses, if any. We do not currently believe that any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow, and, at September 30, 2011, we had approximately $1.7 million accrued for liability and related expenses. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that we may expect to recover because of the variability in coverage amounts, limitations and deductibles, or the viability of carriers, with respect to our insurance policies for the years in question.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases

The following table summarizes the number of shares repurchased during the third quarter of 2011:

	September 30,	September 30,	September 30,	September 30,
Period	a) Total Number of Shares Purchased	b) Average Price Paid per Share	c) Total Number of Shares Purchased as Part of Publicly Announced Plan	d) Maximum Number of Shares that May Yet Be Purchased Under the Plan (1), (2)
8/1/11—8/31/11	318,600	$34.6879	318,600	8,655,780

Total	318,600	$34.6879	318,600

(1)	Table does not include shares withheld for tax purposes or forfeitures under our equity plans.
(2)

On May 4, 2011, our shareholders authorized us to repurchase up to 10% of our issued share capital (or approximately 10,000,000 shares) through November 4, 2012. However, the number of shares repurchased in the future, if any, and the timing and manner of any repurchases are determined by us in light of prevailing market conditions, our available resources and other factors, including those discussed elsewhere in this Form 10-Q.

Share Issuance Agreement

On August 18, 2009, we entered into a sales agency agreement (“Agreement”) with Calyon Securities (USA) Inc. (now known as Credit Agricole Securities (USA) Inc.) as our sales agent, which provided for the offer and sale from time to time through July 29, 2011, of up to 10.0 million shares of our common stock, par value Euro 0.01 per share, through the sales agent. As of July 21, 2011, the Company had offered and sold approximately 2.4 million shares of stock pursuant to the agreement, with 7.6 million shares of common stock remaining available for offer and sale. We amended and restated the Agreement effective July 21, 2011 to extend the term of the agreement through July 28, 2012, maintaining our remaining 7.6 million share limit. The Shares are registered under the Securities Act of 1933, as amended, pursuant to our shelf registration statement on Form S-3 (File No. 333-160852), which became effective upon filing with the SEC on July 29, 2009. During the nine-month period ended September 30, 2011, no shares were sold under the agreement.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

10.1 (1)	Amendment No. 1, dated as of October 14, 2011, to the Third Amended and Restated Credit Agreement dated as of July 23, 2010

10.2 (1)	Amendment No. 2, dated as of October 14, 2011, to the Term Loan Agreement dated as of November 9, 2007

31.1 (1)	Certification Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (1)	Certification Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (1),(2)	XBRL Instance Document.

101.SCH (1),(2)	XBRL Taxonomy Extension Schema Document.

101.CAL (1),(2)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB (1),(2)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (1),(2)	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF (1),(2)	XBRL Taxonomy Extension Definition Linkbase Document.

(1)	Filed herewith
(2)

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010, (ii) the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2011 and 2010, (iii) the condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010, (iv) the condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010, (v) the condensed consolidated statements of changes in shareholders’ equity for the nine months ended September 30, 2011 and 2010, and (vi) the notes to financial statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

Date: October 25, 2011