Form 10-K
period 2011-12-31
CHICAGO BRIDGE & IRON CO N V
filed 2012-02-24
CIK 1027884

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

  For the fiscal year ended December 31, 2011

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

none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES  ☒    NO  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES  ☐    NO  ☒

Aggregate market value of common stock held by non-affiliates, based on a New York Stock Exchange closing price of $38.90 as of June 30, 2011 was $3,836,282,873.

The number of shares outstanding of the registrant’s common stock as of February 15, 2012 was 97,743,730.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2012 Proxy Statement	Part III

CHICAGO BRIDGE & IRON COMPANY N.V.

PART I

Item 1.    Business

Founded in 1889, Chicago Bridge & Iron N.V. (“CB&I” or “the Company”), a Netherlands company, is one of the world’s leading integrated engineering, procurement and construction (“EPC”) services providers and major process technology licensors, delivering comprehensive solutions to customers primarily in the energy and natural resource industries. Our stock trades on the New York Stock Exchange (“NYSE”) under the ticker symbol “CBI.” With more than a century of experience and approximately 18,000 employees worldwide, we capitalize on our global expertise and local knowledge to safely and reliably deliver projects virtually anywhere. During 2011, we executed more than 700 projects in more than 70 countries.

Segment Financial Information

CB&I is comprised of three business sectors: Steel Plate Structures, Project Engineering and Construction (formerly CB&I Lummus), and Lummus Technology. Through these business sectors, we offer services both independently and on an integrated basis:

Steel Plate Structures. Steel Plate Structures provides engineering, procurement, fabrication and construction, including mechanical erection services, for the hydrocarbon, water and nuclear industries. Projects include above ground storage tanks, elevated storage tanks, Liquefied Natural Gas (“LNG”) tanks, pressure vessels, and other specialty structures, such as nuclear containment vessels. Customers include international energy companies such as Chevron, ConocoPhillips, ExxonMobil and Shell; national energy companies such as ADNOC (Abu Dhabi), CNOOC (China) and Saudi Aramco (Saudi Arabia); and regional energy companies such as Kinder Morgan (United States) and Woodside (Australia).

Project Engineering and Construction.     Project Engineering and Construction provides engineering, procurement, fabrication and construction services for upstream and downstream energy infrastructure facilities. Projects include LNG liquefaction and regasification terminals, gas processing plants, refinery units, petrochemical complexes and a wide range of other energy-related projects. Customers include international energy companies such as British Petroleum, Chevron, ConocoPhillips, ExxonMobil and Shell; national energy companies such as and Ecopetrol (Colombia); and regional energy companies such as Dominion (United States), Gazprom (Russia), Nexen (United Kingdom) and Sohar (Oman).

Lummus Technology.     Lummus Technology provides licenses, services, catalysts and proprietary equipment globally to companies in the hydrocarbon refining, petrochemicals, and gas processing industries. Customers include international energy companies such as Chevron and Shell; national energy companies such as Pemex (Mexico), Petrochina (China), Rosneft (Russia) and Sabic (Saudi Arabia); and regional refiners and chemical and gas processing companies such as China Coal (China), IRPC (Thailand), Kazakhstan Petrochemical (Kazakhstan) and Williams Energy Services (United States).

Segment financial information by business sector can be found under “Results of Operations” within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 16 within “Item 8. Financial Statements and Supplementary Data.”

Recent Acquisitions

Through December 31, 2010, we held a 50% equity investment in Catalytic Distillation Technologies (“CDTECH”), which provides license, basic engineering and catalyst supply for catalytic distillation applications, including gasoline desulphurization and alkylation processes. This investment was accounted for by the equity method and was reflected in the operating results of Lummus Technology. On December 31, 2010, we acquired Chemical Research and Licensing (“CR&L”) from CRI/Criterion, a subsidiary of Royal Dutch Shell plc., for approximately $38.4 million, net of cash acquired. The acquisition of CR&L included a research and development and catalyst manufacturing facility, and enabled us to assume the remaining 50% equity interest in CDTECH, which has been consolidated and integrated into Lummus Technology.

On November 16, 2007, we acquired all of the outstanding shares of Lummus Global (“Lummus”) from Asea Brown Boveri Ltd. for a purchase price of approximately $820.9 million, net of cash acquired and including transaction costs. Lummus has been integrated into Project Engineering and Construction and Lummus Technology.

Competitive Strengths

Our core competencies, which we believe are significant competitive strengths, include:

Strong Health, Safety and Environmental (“HSE”) Performance.     Because of our long and outstanding safety record, we are sometimes invited to bid on projects for which other competitors do not qualify. Our HSE performance also translates directly to lower cost and reduced risk to our employees, subcontractors and customers. According to the United States (“U.S.”) Bureau of Labor Statistics, the national Lost Workday Case Incidence Rate for construction companies similar to CB&I was 1.2 per 100 full-time employees for 2010 (the latest reported year), while our rate for 2011 was only 0.02 per 100 employees.

Worldwide Record of Excellence.     We have an established record as a leader in the international engineering and construction industry by providing consistently superior project performance for over 120 years.

Global Execution Capabilities.     With a global network of approximately 80 sales and operations offices, established supplier relationships and available workforces, we have the ability to rapidly mobilize personnel, materials and equipment to execute projects in locations ranging from highly industrialized countries to some of the world’s most remote regions. Additionally, due primarily to our long-standing presence in numerous markets around the world, we have a prominent position as a local contractor in global energy and industrial markets.

Modular Fabrication.     We are one of the few EPC and process technology contractors with fabrication facilities, which allow us to offer customers the option of modular construction, when feasible. In contrast to traditional onsite “stick built” construction, modular construction enables modules to be built within a tightly monitored shop environment which allows us to, among other things, better control quality, minimize weather delays and expedite schedules. Once completed, the modules are shipped to and assembled at the project site.

Licensed Technologies.     We offer a broad, state-of-the-art portfolio of gas processing, hydrocarbon refining and petrochemical technologies. Being able to provide licensed technologies sets us apart from our competitors and presents opportunities for increased profitability. Combining technology with EPC capabilities strengthens our presence throughout the project life cycle, allowing us to capture additional market share in higher margin growth markets.

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

Strong Focus on Project Risk Management.     We are experienced in managing the risk associated with bidding and executing complex projects. Our position as an integrated EPC service provider allows us to execute global projects on a competitively bid and negotiated basis. We offer our customers a range of contracting options, including cost-reimbursable, fixed-price and hybrid, which has both cost-reimbursable and fixed-price characteristics.

Management Team with Extensive Engineering and Construction Industry Experience. Members of our senior leadership team have an average of approximately 25 years of experience in the engineering and construction industry.

Growth Strategy

We anticipate that our near-term growth will primarily be derived organically from our end markets. On an opportunistic and strategic basis, we may pursue additional growth through selective acquisitions of businesses, technologies, or assets that meet our stringent acquisition criteria and will expand or complement our current portfolio of services.

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

Our significant customers are primarily in the hydrocarbon industry and include major petroleum and petrochemical companies (see the “Segment Financial Information” section above for a listing of our significant customers). We have had longstanding relationships with many of our significant customers; however, we are not dependent upon any single customer on an ongoing basis and do not believe the loss of any single customer would have a material adverse effect on our business. For 2011, revenue from our Colombian refinery project for Reficar was approximately $690.9 million (approximately 15% of our total 2011 revenue). For 2010 and 2009, we had no customers that accounted for more than 10% of our total revenue.

Backlog

A significant portion of revenue and backlog for each of our business sectors is generated from work outside of the U.S. As of December 31, 2011, we had a backlog of work to be completed on contracts of approximately $9.0 billion, compared with $6.9 billion as of December 31, 2010. Due to the timing of awards and the long-term nature of some of our projects, approximately 55% to 60% of our December 31, 2011 backlog is anticipated to be recognized as revenue beyond 2012.

Types of Contracts

Our contracts are awarded on a competitive bid and negotiated basis. We offer our customers a range of contracting options, including cost-reimbursable, fixed-price and hybrid, which has both cost-reimbursable and fixed-price characteristics. Each contract is designed to optimize the balance between risk and reward.

Raw Materials and Suppliers

The principal raw materials we use are metal plate, structural steel, pipe, fittings, catalysts, proprietary equipment and selected engineered equipment such as pressure vessels, exchangers, pumps, valves, compressors, motors and electrical and instrumentation components. Most of these materials are available from numerous suppliers worldwide, with some furnished under negotiated supply agreements. We anticipate being able to obtain these materials for the foreseeable future; however, the price, availability and schedule validities offered by our suppliers may vary significantly from year to year due to various factors, including supplier consolidations, supplier raw material shortages and costs, surcharges, supplier capacity, customer demand, market conditions, and any duties and tariffs imposed on the materials.

We use subcontractors where it assists us in meeting customer requirements with regard to resources, schedule, cost or technical expertise. These subcontractors may range from small local entities to companies with global capabilities, some of which may be utilized on a repetitive or preferred basis. To the extent necessary, we anticipate being able to locate and contract with qualified subcontractors in all global areas where we do business.

Environmental Matters

Our operations are subject to extensive and changing U.S. federal, state and local laws and regulations, as well as the laws of other countries, that establish health and environmental quality standards. These standards, among others, relate to air and water pollutants and the management and disposal of hazardous substances and wastes. We are exposed to potential liability for personal injury or property damage caused by any release, spill, exposure or other accident involving such pollutants, substances or wastes.

We believe that we are in compliance, in all material respects, with all environmental laws and regulations. We do not believe that any environmental matters will have a material adverse effect on our future results of operations, financial position or cash flow. We do not anticipate that we will incur material capital expenditures for environmental controls or for the investigation or remediation of environmental conditions during 2012 or 2013.

Patents

We have numerous active patents and patent applications throughout the world, the majority of which are associated with technologies licensed by Lummus Technology. However, no individual patent is so essential that its loss would materially affect our business.

Employees

As of December 31, 2011, we employed 18,200 persons worldwide, comprised of 9,600 salaried employees and 8,600 hourly and craft employees. The number of hourly and craft employees varies in relation to the location, number and size of projects we have in process at any particular time. To preserve our project management and technological expertise as core competencies, we continuously recruit and develop qualified personnel, and maintain ongoing training programs for engineers and field supervision and craft personnel.

The percentage of our employees represented by unions generally ranges between 5 and 10 percent. We have agreements, which generally extend up to three years, with various unions representing groups of employees at project sites in the U.S., Canada, Australia and various other countries. We enjoy good relations with our unions and have not experienced a significant work stoppage in any of our facilities in more than 10 years.

Available Information

We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, free of charge through our internet website at www.cbi.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities Exchange Commission (the “SEC”).

The public may read and copy any materials we file with or furnish to the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains our filings and other information regarding issuers who file electronically with the SEC at www.sec.gov.

Item 1A.	Risk Factors

Any of the following risks (which are not the only risks we face) could have material adverse effects on our results of operations, financial condition or cash flow:

Risk Factors Relating to Our Business

Our Business is Dependent upon Major Construction Projects, the Unpredictable Timing of Which May Result in Significant Fluctuations in our Cash Flow due to the Timing of Receipt of Payment Under the Contract.

Our cash flow is dependent upon major construction projects in cyclical industries, including the hydrocarbon refining, natural gas and water industries. The timing of or failure to obtain projects, delays in awards of projects, cancellations of projects, delays in completion of projects, or failure to obtain timely payment from our customers, could result in significant periodic fluctuations in our cash flow. Many of our contracts require us to satisfy specific progress or performance milestones in order to receive payment from the customer. As a result, we may incur significant costs for engineering, materials, components, equipment, labor or subcontractors prior to receipt of payment from a customer. Such expenditures could reduce our cash flow and necessitate borrowings under our credit facilities.

The Nature of Our Primary Contracting Terms for EPC Projects, Including Cost-Reimbursable and Fixed-Price or a Combination Thereof, Could Adversely Affect Our Operating Results.

We offer our customers a range of contracting options, including cost-reimbursable, fixed-price and hybrid, which has both cost-reimbursable and fixed-price characteristics. As of December 31, 2011, the distribution of our backlog was approximately 55% cost-reimbursable, 38% fixed-price and hybrid, and 7% Lummus Technology.

Under cost-reimbursable contracts, we generally perform our services in exchange for a price that consists of reimbursement of all customer-approved costs and a profit component, which is typically a fixed rate per hour, an overall fixed fee, or a percentage of total reimbursable costs. If we are unable to obtain proper reimbursement for all costs incurred due to improper estimates, performance issues, customer disputes, or any of the additional factors noted below for fixed-price contracts, the project may be less profitable than we expected.

Under fixed-price contracts, we perform our services and execute our projects at an established price and, as a result, benefit from cost savings, but may be unable to recover any cost overruns. If we do not execute a contract within our cost estimates, we may incur losses or the project may be less profitable than we expected. The revenue, cost and gross profit realized on such contracts can vary, sometimes substantially, from the original projections due to a variety of factors, including but not limited to:

•	costs incurred in connection with modifications to a contract that may be unapproved by the customer as to scope, schedule, and/or price (“unapproved change orders”);

•	unanticipated costs or claims, including costs for project modifications, customer-caused delays, errors in specifications or designs, or contract termination;

•	unanticipated technical problems with the structures or systems we supply;

•	failure to properly estimate costs of engineering, materials, components, equipment, labor or subcontractors;

•	changes in the costs of engineering, materials, components, equipment, labor or subcontractors;

•	changes in labor conditions;

•	productivity delays caused by weather conditions;

•	failure of our suppliers or subcontractors to perform;

•	difficulties in obtaining required governmental permits or approvals; and

•	changes in laws and regulations.

These risks are exacerbated if the duration of the project is long-term because there is an increased risk that the circumstances upon which we based our original estimates will change in a manner that increases costs. In addition, we sometimes bear the risk of delays caused by unexpected conditions or events.

The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts in progress. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates. For discussion of the significant estimates that impact the cost to complete each contract, see the “Critical Accounting Estimates” section of Item 7.

We Are Exposed to Potential Risks and Uncertainties Associated With Our Use of Joint Venture Arrangements to Execute Certain Projects.

In the ordinary course of business, we execute specific projects and conduct certain operations through joint venture arrangements. We have various ownership interests in the joint venture entities with such ownership typically being proportionate to our decision-making and distribution rights. The joint venture generally contracts directly with the third party customer; however, services may be performed directly by the joint venture, or may be performed by us or our joint venture partners, or a combination thereof.

The use of these joint venture arrangements exposes us to a number of risks, including the risk that our partners may be unable or unwilling to provide their share of capital investment to fund the operations of the joint venture or to complete their obligation to us, the joint venture or ultimately, our customer. This could result in unanticipated costs to achieve contractual performance requirements, liquidated damages or contract disputes, including claims against our partners, any of which could have a material effect on our future results of operations, financial position or cash flow.

Our Revenue and Earnings May Be Adversely Affected by a Reduced Level of Activity in the Hydrocarbon Industry.

In recent years, demand from the worldwide hydrocarbon industry has been the largest generator of our revenue. Numerous factors influence capital expenditure decisions in the hydrocarbon industry, including but not limited to the following:

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

Volatility in the Equity and Credit Markets Could Adversely Impact Us due to Factors Affecting the Availability of Funding for Our Customers, Availability of Our Lending Facilities and Non-Compliance with Our Financial and Restrictive Lending Covenants.

Some of our customers, suppliers and subcontractors have traditionally accessed commercial financing and capital markets to fund their operations, and the availability of funding from those sources could be adversely impacted by a volatile equity or credit market. The availability of lending facilities and our ability to remain in compliance with our financial and restrictive lending covenants could also be impacted by circumstances or conditions beyond our control, including but not limited to, the delay or cancellation of projects, changes in currency exchange or interest rates, performance of pension plan assets, or changes in actuarial assumptions. Further, we could be impacted if our customers experience a material change in their ability to pay us, if the banks associated with our lending facilities were to cease or reduce operations, or if there is a full or partial break-up of the European Union or its currency, the Euro.

Our New Awards and Liquidity May Be Adversely Affected by Bonding and Letter of Credit Capacity.

A portion of our new awards requires the support of bid and performance surety bonds or letters of credit, as well as advance payment and retention bonds. Our primary use of surety bonds is to support water and wastewater treatment and standard tank projects in the U.S., while letters of credit are generally used to support other projects. A restriction, reduction, or termination of our surety bond agreements could limit our ability to bid on new project opportunities, thereby limiting our new awards, or increasing our letter of credit utilization in lieu of bonds, thereby reducing availability under our credit facilities. A restriction, reduction or termination of our letter of credit facilities could also limit our ability to bid on new project opportunities or could significantly change the timing of project cash flow, resulting in increased borrowing needs.

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

We Could Be Adversely Affected by Violations of the U.S. Foreign Corrupt Practices Act (“FCPA”) and Similar Worldwide Anti-Bribery Laws.

The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from offering anything of value to government officials for the purpose of obtaining or retaining business, directing business to a particular person or legal entity or obtaining an unfair advantage. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We train our employees concerning anti-bribery laws and issues, and we also inform our partners, subcontractors, and third parties who work for us or on our behalf that they must comply with anti-bribery law requirements. We also have procedures and controls in place to monitor internal and external compliance. Allegations of violations of anti-bribery laws, including the FCPA, may also result in internal, independent or governmental investigations. We cannot assure that our internal controls and procedures will always protect us from the reckless or criminal acts committed by our employees, partners or third parties working for us or on our behalf. If we are found to be liable for anti-bribery law violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others), we could suffer from criminal or civil penalties or other sanctions which could have a material adverse effect on our business.

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

Our business often involves working around and with volatile, toxic and hazardous substances and other highly regulated pollutants, substances, or wastes, for which the improper characterization, handling or disposal could constitute violations of U.S. federal, state or local laws and regulations and laws of other countries, and result in criminal and civil liabilities. Environmental laws and regulations generally impose limitations and standards for certain pollutants or waste materials and require us to obtain permits and comply with various other requirements. Governmental authorities may seek to impose fines and penalties on us, or revoke or deny issuance or renewal of operating permits for failure to comply with applicable laws and regulations. We are also exposed to potential liability for personal injury or property damage caused by any release, spill, exposure or other accident involving such pollutants, substances or wastes. We may incur liabilities that may not be covered by insurance policies, or, if covered, the financial amount of such liabilities may exceed our policy limits or fall within applicable deductible or retention limits. A partially or completely uninsured claim, if successful and of significant magnitude, could cause us to suffer a significant loss and reduce cash available for our operations.

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

We Are and Will Continue to Be Involved in Litigation That Could Negatively Impact Our Earnings and Liquidity.

We have been and may from time to time be named as a defendant in legal actions claiming damages in connection with engineering and construction projects, technology licenses and other matters. These are typically claims that arise in the normal course of business, including employment-related claims and contractual disputes or claims for personal injury or property damage which occur in connection with services performed relating to project or construction sites. Contractual disputes normally involve claims relating to the timely completion of projects, performance of equipment or technologies, design or other engineering services or project construction services provided by us. While we do not believe that any of our pending contractual, employment-related personal injury or property damage claims and disputes will have a material effect on our future results of operations, financial position or cash flow, there can be no assurance that this will be the case.

We May Not Be Able to Fully Realize the Revenue Value Reported in Our Backlog.

As of December 31, 2011, we had a backlog of work to be completed on contracts of approximately $9.0 billion. Backlog develops as a result of new awards, which represent the revenue value of new project commitments received by us during a given period. Backlog consists of projects which have either (i) not yet been started or (ii) are in progress but are not yet complete. In the latter case, the revenue value reported in backlog is the remaining value associated with work that has not yet been completed. The revenue projected in our backlog may not be realized, or if realized, may not result in earnings as a result of poor contract performance.

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

Political and Economic Conditions, Including War, Conflict or Economic Turmoil in Non-U.S. Countries in Which We or Our Customers Operate, Could Adversely Affect Us.

A significant number of our projects are performed or located outside the U.S., including projects in developed or developing countries with economic conditions and political and legal systems that are significantly different from those found in the U.S. We expect non-U.S. sales and operations to continue to contribute materially to our earnings for the foreseeable future. Non-U.S. contracts and operations expose us to risks inherent in doing business outside the U.S., including but not limited to the following:

•	unstable economic conditions in some countries in which we make capital investments, operate or provide services, including Europe, which has experienced recent economic turmoil;

•	increased costs, lower revenue and backlog and decreased liquidity resulting from a full or partial break-up of the European Union or its currency, the Euro;

•	the lack of well-developed legal systems in some countries in which we make capital investments, operate, or provide services, which could make it difficult for us to enforce our rights;

•	expropriation of property;

•	restrictions on the right to receive dividends from joint ventures, convert currency or repatriate funds; and

•	political upheaval and international hostilities, including risks of loss due to civil strife, acts of war, guerrilla activities, insurrections and acts of terrorism.

Political instability risks may arise from time to time on a country-by-country basis where we happen to have an active project.

We Are Exposed to Possible Losses from Foreign Currency Exchange Rates.

We are exposed to market risk associated with changes in foreign currency exchange rates. Our exposure to changes in foreign currency exchange rates arises from receivables, payables, and firm and forecasted commitments associated with foreign transactions, as well as intercompany loans utilized to finance non-U.S. subsidiaries. We may incur losses from foreign currency exchange rate fluctuations if we are unable to convert foreign currency in a timely fashion. We seek to minimize the risks from these foreign currency exchange rate fluctuations primarily through a combination of contracting methodology and, when deemed appropriate, the use of foreign currency exchange rate derivatives. In circumstances where we utilize derivatives, our results of operations might be negatively impacted if the underlying transactions occur at different times or in different amounts than originally anticipated, or if the counterparties to our contracts fail to perform. We do not hold, issue, or use financial instruments for trading or speculative purposes.

Our Goodwill and Other Finite-Lived Intangible Assets Could Become Impaired and Result in Future Charges to Earnings.

Our goodwill balance represents the excess of the purchase price over the fair value of net assets acquired as part of previous acquisitions. Net assets acquired include identifiable finite-lived intangible assets that were recorded at fair value based upon expected future recovery of the underlying assets.

At December 31, 2011, our goodwill balance of $926.4 million, was distributed among our business sectors as follows: Steel Plate Structures—$48.3 million, Project Engineering and Construction—$444.4 million and Lummus Technology—$433.7 million. Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually, absent any indicators of impairment. We perform our annual impairment assessment during the fourth quarter of each year based upon balances as of the beginning of that year’s fourth quarter. In the fourth quarter of 2011, as part of our annual impairment assessment, we elected the alternative of first performing a qualitative assessment of goodwill to determine whether it was more likely than not that the fair value of a reporting unit was less than its carrying value. Based upon this qualitative assessment, a two-phase quantitative assessment was not required to be performed for any of our reporting units and no impairment charge was necessary during 2011. If the two-phase quantitative assessment is deemed necessary in the future, based on future qualitative assessments, the first phase would screen for impairment, while the second phase, if necessary, would measure impairment. If required, our quantitative analysis of goodwill to screen for future impairment would be accomplished by comparing an estimate of discounted future cash flow to the net book value of each applicable reporting unit.

At December 31, 2011, we had finite-lived intangible assets of $188.1 million. We review finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, and absent any indicators of impairment, the assets are amortized over their anticipated useful lives. In the future, if our remaining goodwill or other intangible assets are determined to be impaired, the impairment would result in a charge to earnings in the year of the impairment with a resulting decrease in our net worth.

Any Prospective Acquisitions that We Undertake Could Be Difficult to Integrate, Disrupt Our Business, Dilute Shareholder Value and Harm Our Operating Results.

We may continue to pursue growth through the opportunistic and strategic acquisition of companies, assets or technologies that will enable us to broaden the types of projects we execute and technologies we provide and to expand into new markets. Our opportunity to grow through prospective acquisitions may be limited if we cannot identify suitable companies or assets, reach agreement on potential strategic acquisitions on acceptable terms or for other reasons. Our future acquisitions may be subject to a variety of risks, including but not limited to the following:

•	difficulties in the integration of operations and systems;

•	the key personnel and customers of the acquired company may terminate their relationships with the acquired company;

•	additional financial and accounting challenges and complexities in areas such as tax planning, treasury management, financial reporting and internal controls;

•	assumption of risks and liabilities (including, for example, environmental-related costs), some of which we may not discover during our due diligence;

•	disruption of or insufficient management attention to our ongoing business;

•	inability to realize the cost savings or other financial or operational benefits we anticipated; and

•	potential requirement for additional equity or debt financing, which may not be available on attractive terms.

Realization of one or more of these risks could have an adverse impact on our future results of operations, financial condition or cash flow. Moreover, to the extent an acquisition financed by non-equity consideration results in additional goodwill, it will reduce our tangible net worth, which might have an adverse effect on our credit and bonding capacity.

If We Are Unable to Attract, Retain and Motivate Key Personnel, Our Business Could Be Adversely Affected.

Our future success depends upon our ability to attract, retain and motivate highly-skilled personnel in various areas, including engineering, project management, procurement, project controls, finance and senior management. If we do not succeed in retaining our current employees and attracting new high quality employees, our business could be adversely affected.

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

Our revenue and operating results may fluctuate from quarter to quarter due to a number of factors, including the timing of or failure to obtain projects, delays in awards of projects, cancellations of projects, delays in the completion of projects, changes in our estimated costs to complete projects, or the timing of approvals of change orders from, or recoveries of claims against, our customers. It is likely that in some future quarters our operating results may fall below the expectations of securities analysts or investors. In this event, the trading price of our common stock could decline significantly.

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

Under the double taxation convention in effect between The Netherlands and the U.S. (the “Treaty”), dividends we pay to certain U.S. corporate shareholders owning at least 10% of our voting power are generally eligible for a reduction of the 15% Netherlands withholding tax to 5%, unless the common shares held by such residents are attributable to a business or part of a business that is, in whole or in part, carried on through a permanent establishment or a permanent representative in The Netherlands. Dividends received by exempt pension organizations and exempt organizations, as defined in the Treaty, are completely exempt from the withholding tax. A holder of common shares other than an individual will not be eligible for the benefits of the Treaty if such holder of common shares does not satisfy one or more of the tests set forth in the limitation on benefits provisions of Article 26 of the Treaty. According to an anti-dividend stripping provision, no exemption from, reduction of, or refund of, Netherlands withholding tax will be granted if the ultimate recipient of a dividend paid by CB&I N.V. is not considered to be the beneficial owner of such dividend. The ability of a holder of common shares to take a credit against its U.S. taxable income for Netherlands withholding tax may be limited.

Our Sale or Issuance of Additional Common Shares Could Dilute Each Shareholder’s Share Ownership.

Part of our business strategy is to expand into new markets and enhance our position in existing markets throughout the world through the strategic and opportunistic acquisition of complementary businesses. In order to successfully complete targeted acquisitions or fund our other activities, we may issue additional equity securities that could dilute our earnings per share and each shareholder’s share ownership.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including all documents incorporated by reference, contains forward-looking statements regarding CB&I and represents our expectations and beliefs concerning future events. These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties. The forward-looking statements included herein or incorporated herein by reference include or may include, but are not limited to, (and you should read carefully) statements that are predictive in nature, depend upon or refer to future events or conditions, or use or contain words, terms, phrases, or expressions such as “achieve,” “forecast,” “plan,” “propose,” “strategy,” “envision,” “hope,” “will,” “continue,” “potential,” “expect,” “believe,” “anticipate,” “project,” “estimate,” “predict,” “intend,” “should,” “could,” “may,” “might,” or similar words, terms, phrases, or expressions or the negative of any of these terms. Any statements in this Form 10-K that are not based upon historical fact are forward-looking statements and represent our best judgment as to what may occur in the future.

In addition to the material risks listed under “Item 1A. Risk Factors” above that may cause business conditions or our actual results, performance or achievements to be materially different from those expressed or implied by any forward-looking statements, the following are some, but not all, of the factors that might cause business conditions or our actual results, performance or achievements to be materially different from those expressed or implied by any forward-looking statements, or contribute to such differences: our ability to realize cost savings from our expected performance of contracts, whether as a result of improper estimates, performance, or otherwise; uncertain timing and funding of new contract awards, as well as project cancellations; cost overruns on fixed-price or similar contracts or failure to receive timely or proper payments on cost-reimbursable contracts, whether as a result of improper estimates, performance, disputes, or otherwise; risks associated with labor productivity; risks associated with percentage of completion (“POC”) accounting; our ability to settle or negotiate unapproved change orders and claims; changes in the costs or availability of, or delivery schedule for, equipment, components, materials, labor or subcontractors; adverse impacts from weather affecting our performance and timeliness of completion, which could lead to increased costs and affect the quality, costs or availability of, or delivery schedule for, equipment, components, materials, labor or subcontractors; operating risks, which could lead to increased costs and affect the quality, costs or availability of, or delivery schedule for, equipment, components, materials, labor or subcontractors; increased competition; fluctuating revenue resulting from a number of factors, including a decline in energy prices and the cyclical nature of the individual markets in which our customers operate; delayed or lower than expected activity in the hydrocarbon industry, demand from which is the largest component of our revenue; lower than expected growth in our primary end markets, including but not limited to LNG and energy processes; risks inherent in acquisitions and our ability to complete or obtain financing for proposed acquisitions; our ability to integrate and successfully operate and manage acquired businesses and the risks associated with those businesses; the non-competitiveness or unavailability of, or lack of demand or loss of legal protection for, our intellectual property assets or rights; failure to keep pace with technological changes or innovation; failure of our patents or licensed technologies to perform as expected or to remain competitive, current, in demand, profitable or enforceable; adverse outcomes of pending claims or litigation or the possibility of new claims or litigation, and the potential effect of such claims or litigation on our business, financial condition, results of operations or cash flow; lack of necessary liquidity to provide bid, performance, advance payment and retention bonds, guarantees, or letters of credit securing our obligations under our bids and contracts or to finance expenditures prior to the receipt of payment for the performance of contracts; proposed and actual revisions to U.S. and non-U.S. tax laws, and interpretation of said laws, Dutch tax treaties with foreign countries and U.S. tax treaties with non-U.S. countries (including, but not limited to The Netherlands), which would seek to increase income taxes payable; political and economic conditions including, but not limited to, war, conflict or civil or economic unrest in countries in which we operate; compliance with applicable laws and regulations in any one or more of the countries in which we operate including, without limitation, the FCPA and those concerning the environment, export controls and trade sanction programs; our inability to properly manage or hedge currency or similar risks; and a downturn, disruption, or stagnation in the economy in general.

Although we believe the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future performance or results. You should not unduly rely on any forward-looking statements. Each forward-looking statement is made and applies only as of the date of the particular statement, and we are not obligated to update, withdraw, or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should consider these risks when reading any forward-looking statements. All forward-looking statements attributed or attributable to us or to persons acting on our behalf are expressly qualified in their entirety by this section entitled “Forward-Looking Statements”.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own or lease properties in U.S. and Non-U.S. locations to conduct our business. We believe these facilities are adequate to meet our current and near-term requirements. The following list summarizes our principal properties by the business sector for which they are primarily utilized; Steel Plate Structures (“SPS”), Project Engineering and Construction (“PEC”), Lummus Technology (“LT”), and Corporate (“Corp”):

Location	Type of Facility	Interest	Sector
Al Aujam, Saudi Arabia	Fabrication facility and warehouse	Owned	SPS
Al-Khobar, Saudi Arabia	Administrative and engineering office	Leased	SPS, PEC
Clive, Iowa	Engineering and operations office and fabrication facility	Owned	SPS
Dubai, United Arab Emirates	Administrative, engineering and operations office and warehouse	Leased	SPS
Fort Saskatchewan, Canada	Operations office, fabrication facility and warehouse	Owned	SPS
Houston, Texas	Operations office, fabrication facility and warehouse	Owned/Leased	SPS
Niagara Falls, Canada	Engineering office	Leased	SPS
Perth, Australia	Administrative, engineering and operations office	Leased	SPS
Plainfield, Illinois	Engineering office	Leased	SPS
Sattahip, Thailand	Fabrication facility and operations office	Leased	SPS
The Woodlands, Texas(1)	Administrative and operations office	Owned	SPS, PEC, Corp

Beaumont, Texas	Fabrication facility	Owned	PEC
Bogotá, Colombia	Administrative office	Leased	PEC
Brisbane, Australia	Operations office and warehouse	Leased	PEC
Brno, Czech Republic	Engineering office	Leased	PEC
Cairo, Egypt	Engineering office	Leased	PEC
Houston, Texas	Engineering offices	Leased	PEC
Lima, Peru	Administrative office	Leased	PEC
London, England	Engineering office	Leased	PEC
Moscow, Russia	Operations and technology office	Leased	PEC, LT
Singapore, Singapore	Administrative and engineering office	Leased	PEC, SPS
The Hague, The Netherlands(1)	Administrative, engineering and operations office	Leased	PEC, Corp
Tyler, Texas	Engineering and operations office	Owned	PEC

Beijing, China	Technology office	Leased	LT
Bloomfield, New Jersey	Technology and research and development office	Leased	LT
Gurgaon, India	Technology office	Leased	LT, PEC
Ludwigshafen, Germany	Research and development office	Leased	LT
Mannheim, Germany	Technology office	Leased	LT
Pasadena, Texas	Research and development office and manufacturing facility	Owned	LT

Bolingbrook, Illinois(1)	Administrative office	Leased	Corp

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

We have been and may from time to time be named as a defendant in legal actions claiming damages in connection with engineering and construction projects, technology licenses and other matters. These are typically claims that arise in the normal course of business, including employment-related claims and contractual disputes or claims for personal injury or property damage which occur in connection with services performed relating to project or construction sites. Contractual disputes normally involve claims relating to the timely completion of projects, performance of equipment or technologies, design or other engineering services or project construction services provided by us. We do not believe that any of our pending contractual, employment-related personal injury or property damage claims and disputes will have a material effect on our future results of operations, financial position or cash flow.

Asbestos Litigation — We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Over the past several decades and through December 31, 2011, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 5,200 plaintiffs and, of those claims, approximately 1,400 claims were pending and 3,800 have been closed through dismissals or settlements. Over the past several decades and through December 31, 2011, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount of approximately one thousand dollars per claim. We review each case on its own merits and make accruals based upon the probability of loss and our estimates of the amount of liability and related expenses, if any. We do not believe that any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow, and, at December 31, 2011, we had approximately $1.6 million accrued for liability and related expenses. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that we may expect to recover because of the variability in coverage amounts, limitations and deductibles, or the viability of carriers, with respect to our insurance policies for the years in question.

Environmental Matters — Our operations are subject to extensive and changing U.S. federal, state and local laws and regulations, as well as the laws of other countries, that establish health and environmental quality standards. These standards, among others, relate to air and water pollutants and the management and disposal of hazardous substances and wastes. We are exposed to potential liability for personal injury or property damage caused by any release, spill, exposure or other accident involving such pollutants, substances or wastes.

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

We believe that we are in compliance, in all material respects, with all environmental laws and regulations. We do not believe that any environmental matters will have a material adverse effect on our future results of operations, financial position or cash flow. We do not anticipate that we will incur material capital expenditures for environmental controls or for the investigation or remediation of environmental conditions during 2012 or 2013.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock and Dividend Information — Our common stock is traded on the NYSE. As of February 1, 2012, we had approximately 57,000 shareholders, based upon the number of record holders at that date. The following table presents the range of common stock prices on the NYSE and the cash dividends paid per share of common stock by quarter for the years ended December 31, 2011 and 2010:

	Range of Common Stock Prices			Dividends Per Share
	High	Low	Close
Year Ended December 31, 2011
Fourth Quarter	$41.92	$23.88	$37.80	$0.05
Third Quarter	$45.12	$26.76	$28.63	$0.05
Second Quarter	$42.49	$32.95	$38.90	$0.05
First Quarter	$41.16	$31.50	$40.66	$0.05

Year Ended December 31, 2010
Fourth Quarter	$33.49	$23.54	$32.90	$—
Third Quarter	$24.54	$17.87	$24.45	$—
Second Quarter	$25.88	$16.64	$18.81	$—
First Quarter	$25.00	$19.37	$23.26	$—

Cash dividends are dependent upon our results of operations, financial condition, cash requirements, availability of surplus and such other factors as our Board of Directors may deem relevant.

Equity Compensation Plan Information — The following table summarizes information, as of December 31, 2011, relating to our equity compensation plans pursuant to which grants of options or other rights to acquire our common shares may be granted from time to time:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,267,160	$17.72	4,123,126
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	1,267,160	$17.72	4,123,126

Stock Repurchases — The following table summarizes the number of shares repurchased during the fourth quarter of 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan(1) , (2)
	(a)	(b)	(c)	(d)
11/1/11 - 11/30/11	800,107	$37.6644	800,107	7,855,673
12/1/11 - 12/31/11	135,000	$36.9046	135,000	7,720,673

Total	935,107	$37.5547	935,107

(1)	Table does not include shares withheld for tax purposes or forfeitures under our equity plans.

(2)

On May 4, 2011, our shareholders authorized us to repurchase up to 10% of our issued share capital (or approximately 10.0 million shares) through November 4, 2012. However, the number of shares repurchased in the future, if any, and the timing and manner of any repurchases are determined by us in light of prevailing market conditions, our available resources and other factors, including those discussed elsewhere in this Annual Report on Form 10-K.

Share Issuance Agreement — We have a sales agency agreement (the “Agreement”) with Credit Agricole Securities (USA) Inc., which provides for the offer and sale from time to time through July 28, 2012, of up to 10.0 million shares of our common stock, par value Euro 0.01 per share (the “Shares”), through the sales agent. The Shares are registered under the Securities Act of 1933, as amended, pursuant to our shelf registration statement on Form S-3 (File No. 333-160852), which became effective upon filing with the SEC on July 29, 2009. We have cumulatively offered and sold approximately 2.4 million shares of stock pursuant to the Agreement; however, no shares were sold during 2011.

Item 6.    Selected Financial Data

We derived the following summary financial and operating data, as of and for the five years ended December 31, 2007 through 2011, from our audited Consolidated Financial Statements (“Financial Statements”), except for “Other Data.” You should read this information together with Item 7 and Item 8.

	Years Ended December 31,
	2011	2010	2009	2008(3)	2007(4)
	(In thousands, except per share and employee data)
Income Statement Data
Revenue	$4,550,542	$3,642,318	$4,556,503	$5,944,981	$4,363,492
Cost of revenue	3,980,306	3,150,255	4,033,783	5,711,831	4,006,643

Gross profit	570,236	492,063	522,720	233,150	356,849
Selling and administrative expense	205,550	185,213	204,911	215,457	153,667
Intangibles amortization	26,302	23,690	23,326	24,039	3,996
Other operating expense (income), net(1)	74	(636)	15,324	(464)	(1,274)
Equity earnings	(16,887)	(19,464)	(35,064)	(41,092)	(5,106)

Income from operations	355,197	303,260	314,223	35,210	205,566
Interest expense	(11,030)	(16,686)	(21,383)	(21,109)	(7,269)
Interest income	7,796	4,955	1,817	8,426	31,121

Income before taxes	351,963	291,529	294,657	22,527	229,418
Income tax expense	(96,765)	(79,966)	(114,917)	(37,470)	(57,354)

Net income (loss)	255,198	211,563	179,740	(14,943)	172,064
Less: Net income attributable to noncontrolling interests	(166)	(7,004)	(5,451)	(6,203)	(6,424)

Net income (loss) attributable to CB&I	$255,032	$204,559	$174,289	$(21,146)	$165,640

Per Share Data
Net income (loss) attributable to CB&I per share — basic	$2.60	$2.08	$1.82	$(0.22)	$1.73
Net income (loss) attributable to CB&I per share — diluted	$2.55	$2.04	$1.79	$(0.22)	$1.71
Cash dividends per share	$0.20	$—	$—	$0.16	$0.16

Balance Sheet Data
Goodwill	$926,393	$938,855	$962,690	$962,305	$942,344
Total assets	$3,291,983	$2,909,534	$3,016,767	$3,000,718	$3,153,423
Long-term debt	$—	$40,000	$80,000	$120,000	$160,000
Total equity	$1,196,430	$1,083,845	$897,290	$573,853	$738,577

Other Financial Data
Gross profit percentage	12.5%	13.5%	11.5%	3.9%	8.2%
Depreciation and amortization	$70,184	$72,885	$79,531	$78,244	$39,764
Capital expenditures	$40,945	$24,089	$47,839	$124,595	$88,308

Other Data
New awards(2)	$6,807,715	$3,361,127	$6,113,586	$4,286,792	$6,203,243
Backlog(2)	$8,968,206	$6,906,633	$7,199,462	$5,681,008	$7,698,643
Number of employees:
Salaried	9,600	6,600	7,116	8,523	7,779
Hourly and craft	8,600	6,000	8,639	10,295	9,516

(1)

Other operating expense (income), net, generally represents losses (gains) on the sale of property and equipment. However, 2009 included a net charge of $15.3 million from severance costs in all business sectors, costs associated with the reorganization of our business sectors, and costs associated with the closure of certain fabrication facilities, partially offset by a gain on the sale of a non-controlling equity investment held by Project Engineering and Construction.

(2)

New awards represent the value of new project commitments received during a given period. These commitments are included in backlog until work is performed and revenue is recognized, or until cancellation. Backlog may also fluctuate with currency movements.

(3)

Our 2008 results of operations included charges of approximately $457.0 million for projected costs to complete two large fixed-price projects (South Hook and Isle of Grain II) in the United Kingdom (“U.K.”) that were completed in the first quarter of 2010.

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

OVERVIEW

We provide conceptual design, technology, engineering, procurement, fabrication, construction and commissioning services to customers in the energy and natural resource industries. Our reporting segments are comprised of our three business sectors: Steel Plate Structures, Project Engineering and Construction, and Lummus Technology.

We continue to have a broad diversity within the entire energy project spectrum, with over 80% of our 2011 revenue coming from projects outside the U.S. The geographic mix of our revenue will continue to evolve consistent with changes in our backlog mix, as well as shifts in future global energy demand. We currently anticipate investment in steel plate structures and energy processes projects will remain strong in many parts of the world. Investments across the natural gas value chain, specifically gas processing and LNG, continue to increase and we are also experiencing increases in petrochemical activity. With respect to technology, we are continuing to experience improving conditions in refining and petrochemical activity.

We offer our customers a range of contracting options, including cost-reimbursable, fixed-price and hybrid, which has both cost-reimbursable and fixed-price characteristics. Under fixed-price contracts, we perform our services and execute our projects at an established price. Under cost-reimbursable contracts, we generally perform our services in exchange for a price that consists of reimbursement of all customer-approved costs and a profit component, which is typically a fixed rate per hour, an overall fixed fee or a percentage of total reimbursable costs. The timing of our revenue recognition may be impacted by the contracting structure of our contracts. Cost-reimbursable contracts, or hybrid contracts with a more significant cost-reimbursable component, generally provide our customers with greater influence over the timing of when we perform our work, and accordingly, such contracts often result in less predictability with respect to the timing of our revenue. Fixed-price and hybrid contracts tend to provide us with greater control over project schedule and the timing of when work is performed and costs are incurred, and accordingly, when revenue is recognized. The distribution of our backlog at December 31, 2011 was approximately 55% cost-reimbursable, 38% fixed-price and hybrid, and 7% Lummus Technology, compared with approximately 45% cost-reimbursable, 48% fixed-price and hybrid, and 7% Lummus Technology at December 31, 2010. We anticipate that approximately $3.5 billion to $4.0 billion (approximately 40% to 45%) of our consolidated December 31, 2011 backlog will be recognized as revenue during 2012.

Our Steel Plate Structures and Project Engineering and Construction backlog (collectively, “EPC backlog”) comprised approximately $4.7 billion (52%) and $3.7 billion (41%), respectively, of our consolidated December 31, 2011 backlog. The composition of our EPC backlog by end market was approximately 40% LNG (including low temp and cryogenic), 20% refining (including oil sands), 20% gas processing, and 20% petrochemical and other end markets. Our LNG backlog was primarily concentrated in the Asia Pacific region and we anticipate significant opportunities will continue to be derived from this region, in addition to Russia and the U.S. The majority of our refining related backlog was derived from South America and the Canadian oil sands, and while we anticipate significant opportunities will continue from the Canadian oil sands, we also expect to see increasing opportunities in Russia and the Middle East. Our gas processing projects are primarily concentrated in Papua New Guinea and the U.S., and we anticipate continued strength in the U.S. and Asia Pacific region.

Lummus Technology comprised $617.0 million (7%) of our consolidated December 31, 2011 backlog and is comprised of technology licenses, engineering services, catalyst and specialized heat transfer equipment for the refining, gas processing and petrochemical industries. Equity earnings relate to our 50% owned Chevron-Lummus Global (“CLG”) joint venture and are generated from technology licenses, engineering services and catalysts, primarily for the refining industry.

We have more than 700 projects in our backlog, which are being executed in over 70 countries. These projects vary in size from less than one hundred thousand in contract value to more than several billion dollars, with varying durations that can exceed five years. The differing types, size, and durations of our projects, combined with the geographic diversity of our projects and stages of completion, often results in fluctuations in our quarterly business sector results as a percentage of applicable sector revenue. Although quarterly variability is not unusual in our project oriented business, we are currently not aware of any fundamental change in our backlog or business that would give rise to future operating results that are significantly different from our recent historical norms. In addition, the relative contribution of each of our business sectors, and selling and administrative expense fluctuations, will impact our quarterly consolidated results as a percentage of consolidated revenue. Selling and administrative expense fluctuations are primarily impacted by our stock-based compensation costs, which are recognized predominantly in the first quarter of each year due to the timing of stock awards and the immediate expensing of awards for those participants that are eligible to retire.

RESULTS OF OPERATIONS

Our new awards, revenue and income from operations by reporting segment are as follows:

	Years Ended December 31,
	2011	% of Total	2010	% of Total	2009	% of Total
	(In thousands)
New Awards
Steel Plate Structures	$4,079,599	60%	$1,303,930	39%	$2,216,246	36%
Project Engineering and Construction	2,190,272	32%	1,634,683	49%	3,585,741	59%
Lummus Technology	537,844	8%	422,514	12%	311,599	5%

Total new awards	$6,807,715		$3,361,127		$6,113,586

	2011	% of Total	2010	% of Total	2009	% of Total
Revenue
Steel Plate Structures	$1,812,180	40%	$1,442,145	40%	$1,650,271	36%
Project Engineering and Construction	2,289,788	50%	1,904,850	52%	2,542,834	56%
Lummus Technology	448,574	10%	295,323	8%	363,398	8%

Total revenue	$4,550,542		$3,642,318		$4,556,503

	2011	% of Revenue	2010	% of Revenue	2009	% of Revenue
Income From Operations
Steel Plate Structures	$167,283	9.2%	$134,430	9.3%	$147,194	8.9%
Project Engineering and Construction	91,576	4.0%	82,574	4.3%	86,127	3.4%
Lummus Technology	96,338	21.5%	86,256	29.2%	80,902	22.3%

Total income from operations	$355,197	7.8%	303,260	8.3%	$314,223	6.9%

2011 Versus 2010

Consolidated Results

New Awards/Backlog — New awards represent the value of new project commitments received during a given period and are included in backlog until work is performed and revenue is recognized, or until cancellation. Our new awards may vary significantly each reporting period based upon the timing of our major new project commitments. During 2011, new awards were $6.8 billion, compared with $3.4 billion for 2010. The increase in new awards over the comparable prior-year period was primarily the result of several large Steel Plate Structure awards in 2011, including our Gorgon LNG train mechanical erection project in Australia (approximately $2.3 billion) through a joint venture with a 35% noncontrolling interest partner, and an LNG storage tank project in Australia (approximately $500.0 million). See Segment Results below for further discussion.

Backlog at December 31, 2011 was approximately $9.0 billion, compared with $6.9 billion at December 31, 2010, reflecting the significant multi-year projects awarded in 2011. For 2011, our non-U.S. dollar denominated backlog was reduced by approximately $200.0 million due to the strengthening of the U.S. dollar, primarily against the Australian dollar and Colombian peso. While currency fluctuation can cause significant variations in our reported backlog, these fluctuations have not resulted in significant variations in our operating results.

Revenue — Revenue for 2011 was $4.6 billion, representing a $908.2 million increase (25%) from 2010. Revenue increased $370.0 million (26%) for Steel Plate Structures, $384.9 million (20%) for Project Engineering and Construction and $153.3 million (52%) for Lummus Technology. The increase in revenue for 2011 was primarily due to an increase in construction activities on our large Steel Plate Structure and Project Engineering and Construction projects that were awarded in 2009. See Segment Results below for further discussion.

Gross Profit — Our gross profit was $570.2 million (12.5% of revenue) for 2011, compared with $492.1 million (13.5% of revenue) for 2010. The decrease in gross profit percentage, relative to the comparable prior year period, was due to a higher percentage of our revenue being derived from our significant cost-reimbursable backlog (as discussed above) and higher precontract costs (approximately $8.0 million) associated with increased bid activity, partly offset by better cost recoveries from increased engineering and construction activities.

Selling and Administrative Expense — Selling and administrative expense for 2011 was $205.6 million (4.5% of revenue), compared with $185.2 million (5.1% of revenue) for 2010. The absolute dollar increase was primarily attributable to the impact of our December 31, 2010 acquisition of the remaining 50% interest of CDTECH, a previously unconsolidated Lummus Technology joint venture investment, and increases associated with our incentive plans and global business development efforts. The results of CDTECH are consolidated and included in our Lummus Technology results for 2011. The aforementioned increases totaled approximately $12.0 million for 2011, with the remaining increase being predominantly inflationary in nature.

Other Operating Expense (Income) — Other operating expense for 2011 was $0.1 million, versus income of $0.6 million for 2010, primarily reflecting the net impact of gains and losses from the sale of miscellaneous property and equipment.

Equity Earnings — Equity earnings were $16.9 million for 2011, compared to $19.5 million for 2010. The decrease was due to our consolidation of the results of CDTECH for all of 2011 (approximately $6.8 million), partly offset by higher earnings from our unconsolidated CLG joint venture (approximately $5.5 million) due to increased catalyst sales.

Income from Operations — Income from operations for 2011 was $355.2 million (7.8% of revenue) versus $303.3 million (8.3% of revenue) during 2010. The increase in absolute value and decrease as a percentage of revenue were due to the reasons noted above. See Segment Results for further discussion.

Interest Expense and Interest Income — Interest expense was $11.0 million for 2011, compared to $16.7 million for 2010. Approximately $3.9 million of the decrease was due to the resolution of uncertain tax positions in 2011, which resulted in the reversal of previously recorded tax reserves and associated accrued interest. The remaining decrease was primarily due to our lower long-term debt balance. Interest income was $7.8 million for 2011, compared to $5.0 million for 2010. The increase was due to higher average cash balances and higher rates of return.

Income Tax Expense — Income tax expense for 2011 was $96.8 million (27.5% of pre-tax income), compared with $80.0 million (27.4% of pre-tax income) for 2010. Our tax rate benefited by approximately 2.0% during both 2011 and 2010 from the utilization of previously unrecognized net operating losses. While our tax rate may experience fluctuations in the future depending upon the geographic distribution of our pre-tax income, we anticipate our 2012 tax rate will be in the range of 28.0% to 32.0%.

Net Income Attributable to Noncontrolling Interests — Our noncontrolling interests are primarily associated with certain projects in the Middle East and our large gas processing project in Papua New Guinea. Net income attributable to noncontrolling interests for 2011 was $0.2 million compared to $7.0 million for 2010. The change compared with 2010 was commensurate with the level of applicable operating results for such projects, primarily in the Middle East. We expect to experience an increase in our net income attributable to noncontrolling interests in future periods as our Papua New Guinea gas processing and Australian Gorgon LNG projects progress.

Segment Results

Steel Plate Structures

New Awards — New awards were $4.1 billion for 2011, compared with $1.3 billion for 2010. Significant new awards during 2011 included the Gorgon LNG train mechanical erection project in Australia (approximately

$2.3 billion) and our LNG storage tank project in Australia (approximately $500.0 million) noted above, an aluminum complex storage tank project in the Middle East (approximately $60.0 million), oil sands work in Canada and refining storage tank work in the Bahamas. Significant new awards during 2010 included LNG storage tanks in Asia Pacific (in excess of $190.0 million), three storage tanks in the Middle East (totaling approximately $170.0 million) and LNG work in Australia.

Revenue — Revenue was $1.8 billion for 2011, representing an increase of $370.0 million (26%) compared with 2010. Approximately $200.0 million of this increase was attributable to increased construction activity on our large LNG tank project in Australia and storage tank project in the Middle East (both awarded in 2009). The remaining increase was primarily related to other storage projects in the Middle East and Asia Pacific.

Income from Operations — Income from operations for 2011 was $167.3 million (9.2% of revenue) versus $134.4 million (9.3% of revenue) for 2010. Our 2011 results generally benefited from higher revenue volume and better cost recoveries from increased construction activities, partly offset by higher precontract and selling and administrative costs (approximately $4.0 million combined), and the 2010 period benefiting from a $6.0 million claim settlement in the U.S. and better than anticipated margins on several projects executed in Australia and the Middle East.

Project Engineering and Construction

New Awards — New awards were $2.2 billion for 2011, compared with $1.6 billion for 2010. Significant new awards during 2011 included the full release of EPC services for our oil sands project in Canada (approximately $500.0 million), a natural gas processing plant in the U.S. (approximately $315.0 million), engineering design for offshore platforms in the U.K. (approximately $150.0 million), front-end engineering and design and project management services for a refinery in the Middle East and various scope increases on our gas processing project in Papua New Guinea and refining project in Colombia. Significant new awards for 2010 included incremental releases for our oil sands project in Canada (approximately $340.0 million), a gas processing plant in the U.S. (approximately $280.0 million), engineering services for a floating production, storage and offloading facility in Europe (approximately $50.0 million), a gas processing plant in Peru (approximately $45.0 million), development services for an LNG integrated project in Russia, and scope increases on our Papua New Guinea and Colombia projects.

Revenue — Revenue was $2.3 billion for 2011, representing an increase of $384.9 million (20%) compared with 2010. Our 2011 results benefited from an increase in engineering and construction activities on our refinery project in Colombia (approximately $500.0 million), increased construction activity on our gas processing plant projects in Papua New Guinea and the U.S. (approximately $400.0 million for both projects combined), and increased revenue related to our oil sands work in Canada. These increases were partially offset by a lower volume of LNG work associated with the completion of projects in South America, Europe and the U.S. (approximately $450.0 million), and less refinery work in the U.S.

Income from Operations — Income from operations for 2011 was $91.6 million (4.0% of revenue) versus $82.6 million (4.3% of revenue) for 2010. Our 2011 results generally benefited from higher revenue volume and better cost recoveries from increased engineering activities, but were impacted by a higher percentage of our revenue being derived from our cost-reimbursable projects in Papua New Guinea and Colombia and higher precontract and selling and administrative costs (approximately $10.5 million combined).

Lummus Technology

New Awards — New awards were $537.8 million for 2011, compared with $422.5 million for 2010. The increase from 2010 was primarily due to the consolidation and subsequent growth of CDTECH (approximately $115.0 million), higher petrochemical license awards, including a grassroots ethylene plant in Russia and an award for the license and engineering design of a propane dehydrogenation unit and polypropylene plant in

Kazakhstan. The award activity for 2011 was primarily located in North America, Asia Pacific, the Middle East and Russia.

Revenue — Revenue was $448.6 million for 2011, representing an increase of $153.3 million (52%) compared with 2010. The increase was primarily attributable to the consolidation and subsequent growth of CDTECH in the current year (approximately $60.0 million), with the remainder attributable to increased licensing, catalyst and heat transfer revenue.

Income from Operations — Income from operations for 2011 was $96.3 million (21.5% of revenue) versus $86.3 million (29.2% of revenue) for 2010. The absolute dollar increase from the prior year was due to increased revenue and the consolidation of CDTECH in the current year (approximately $8.0 million combined). The decrease as a percentage of revenue compared to the prior year was primarily due to the consolidation of CDTECH and a higher volume of heat transfer revenue in the current year, which generally has lower margins than our licenses, engineering services and catalysts.

2010 Versus 2009

Consolidated Results

New Awards/Backlog — During 2010, new awards were $3.4 billion, compared with $6.1 billion during 2009. The decrease in new awards compared to the prior-year period was primarily a result of two significant awards during 2009 for Project Engineering and Construction; a refinery project in Colombia (in excess of $1.4 billion) and a gas plant project in Papua New Guinea (in excess of $1.0 billion), and two significant awards during 2009 for Steel Plate Structures; LNG and condensate storage tanks in Australia (approximately $550.0 million) and low temperature/cryogenic and ambient storage tanks in the Middle East (approximately $530.0 million). See Segment Results below for further discussion.

Backlog at December 31, 2010 was approximately $6.9 billion, compared with $7.2 billion at December 31, 2009, as revenue exceeded new awards during the 2010 period.

Revenue — Revenue for 2010 was $3.6 billion, representing a $914.2 million decrease (20%) from 2009. Revenue decreased $208.1 million (13%) for Steel Plate Structures, $638.0 million (25%) for Project Engineering and Construction and $68.1 million (19%) for Lummus Technology. The lower revenue for 2010 was primarily due to the wind down of several projects for Project Engineering and Construction and Steel Plate Structures, which was only partially offset by activity on our large Steel Plate Structures and Project Engineering and Construction projects that were awarded in 2009, as they were still in their early stages. See Segment Results below for further discussion.

Gross Profit — Gross profit was $492.1 million (13.5% of revenue) for 2010 compared with $522.7 million (11.5% of revenue) for 2009. The increase in gross profit percentage, as compared to the prior year period, primarily resulted from 2009 including a $77.0 million charge for the South Hook project in the U.K., partly offset by a favorable project claim resolution of approximately $20.0 million. The South Hook project has been completed since the first quarter of 2010.

Excluding the net impact of this 2009 charge, our 2010 gross profit as a percentage of revenue was higher than 2009 primarily due to a higher proportion of our revenue volume being derived from Steel Plate Structures, progress on higher margin work from Lummus Technology in the current year, generally lower precontract costs (approximately $6.0 million), and the net impact of project claim resolutions/incentives in each of our sectors and cost increases on a Project Engineering and Construction project in the U.S. These benefits were partly offset by the impact of lower revenue volume.

Selling and Administrative Expense — Selling and administrative expense for 2010 was $185.2 million (5.1% of revenue), compared with $204.9 million (4.5% of revenue) for 2009. The absolute dollar decrease as compared to 2009 was primarily attributable to reductions in our global and business sector administrative support costs.

Other Operating (Income) Expense — Other operating income for 2010 was $0.6 million versus expense of $15.3 million for 2009. The 2009 period included severance costs in all of our business sectors, costs associated with the reorganization of our business sectors and costs associated with the closure of certain fabrication facilities. The reorganization and closure costs were related to Project Engineering and Construction and Steel Plate Structures. The 2009 period also included a gain on the sale of a non-controlling equity investment held by Project Engineering and Construction, which partially offset the previously noted severance, reorganization and facility closure costs. See Segment Results below for further discussion.

Equity Earnings — Equity earnings totaled $19.5 million for 2010, compared to $35.1 million for 2009. The decrease was due to lower technology licensing and catalyst sales in our unconsolidated CLG joint venture attributable to a slowdown in refining activity.

Income from Operations — Income from operations for 2010 was $303.3 million (8.3% of revenue) versus $314.2 million (6.9% of revenue) during 2009. The decrease in absolute value and increase as a percentage of revenue were due to the reasons noted above. See Segment Results below for further discussion.

Interest Expense and Interest Income — Interest expense was $16.7 million during 2010, compared with $21.4 million during 2009. The 2010 period benefited from the impact of lower debt balances, partially offset by interest expense related to the timing of tax payments resulting from our periodic income tax compliance reviews and incremental costs during the second half of 2010 associated with the amendment and extension of our $1.1 billion revolving credit facility. Interest income was $5.0 million during 2010, compared with $1.8 million for 2009. The increase over 2009 was due to higher average cash balances and higher rates of return.

Income Tax Expense — Income tax expense for 2010 was $80.0 million (27.4% of pre-tax income), compared with $114.9 million (39.0% of pre-tax income). The rate decreased compared to 2009 primarily because we did not recognize an income tax benefit during 2009 for losses incurred in the U.K., primarily for the South Hook project. The 2010 rate also decreased relative to 2009 due to our U.S. versus non-U.S. pre-tax income mix.

Net Income Attributable to Noncontrolling Interests — Our noncontrolling interests are primarily associated with certain projects in the Middle East and our large gas processing project in Papua New Guinea. Net income attributable to noncontrolling interests for 2010 was $7.0 million compared with $5.5 million for 2009. The change compared with 2009 was commensurate with the level of applicable operating results for such projects, primarily in the Middle East.

Segment Results

Steel Plate Structures

New Awards — During 2010, new awards were $1.3 billion, compared with $2.2 billion in 2009. Significant new awards during 2010 included LNG storage tanks in Asia Pacific (in excess of $190.0 million), three storage tanks in the Middle East (totaling approximately $170.0 million) and LNG work in Australia. Significant new awards during 2009 included LNG and condensate storage tanks in Australia (approximately $550.0 million), low temperature/cryogenic and ambient storage tanks in the Middle East (approximately $530.0 million), a crude oil terminal expansion project in Panama (approximately $100.0 million) and an LNG expansion project in the U.S. (approximately $100.0 million).

Revenue — Revenue was $1.4 billion during 2010, representing a decrease of $208.1 million (13%), compared with 2009. The decrease was primarily due to the wind down of two large tank projects in Australia and a tank project in the Middle East (approximately $300.0 million for the three projects combined) and reduced oil sands and other work in Canada (approximately $130.0 million), partly offset by revenue from our large 2009 storage tank awards in the Middle East and Australia (approximately $200.0 million for both projects combined) and a greater volume of petroleum storage tank work in Central America.

Income from Operations — Income from operations for 2010 was $134.4 million (9.3% of revenue), versus $147.2 million (8.9% of revenue) during 2009. The 2009 period was negatively impacted by approximately $5.9 million of severance, reorganization and facility closure costs. The 2010 period did not experience such costs and benefited from a $6.0 million claim settlement in the U.S., lower precontract and selling and administrative costs (approximately $5.0 million combined) and better than anticipated margins on several projects executed in Australia and the Middle East, partly offset by the impact of lower revenue volume.

Project Engineering and Construction

New Awards — During 2010, new awards were $1.6 billion, compared with $3.6 billion in 2009. Significant new awards during 2010 included incremental releases for our oil sands project in Canada (approximately $340.0 million), a gas processing plant in the U.S. (approximately $280.0 million), engineering services for a floating production, storage and offloading facility in Europe (approximately $50.0 million), a gas processing plant in Peru (approximately $45.0 million), development services for an LNG integrated project in Russia, and scope increases on our Papua New Guinea and Colombia projects. Awards during 2009 included the aforementioned refinery project in Colombia (in excess of $1.4 billion) and gas plant project in Papua New Guinea (in excess of $1.0 billion).

Revenue — Revenue was $1.9 billion during 2010, representing a decrease of $638.0 million (25%), compared with 2009. Our 2010 results were impacted by a lower volume of LNG work in South America, Europe and the U.S. (approximately $700.0 million) and less refinery work in the U.S. and Europe (approximately $500.0 million), partly offset by a higher volume of oil sands related work in Canada (approximately $300.0 million) and revenue from our refinery project in Colombia and gas plant project in Papua New Guinea (approximately $250.0 million for both projects combined) awarded in 2009.

Income from Operations — Income from operations for 2010 was $82.6 million (4.3% of revenue), versus $86.1 million (3.4% of revenue) during 2009. Our 2009 results included charges of $77.0 million on the South Hook project, which was completed in the first quarter of 2010, offset partially by a favorable project claim resolution of approximately $20.0 million and progress on higher margin work, primarily in Europe. Our 2009 results were also impacted by approximately $6.8 million of severance, reorganization and facility closure costs, net of a gain on the sale of a noncontrolling equity investment. The 2010 period experienced lower precontract and selling and administrative costs (approximately $17.5 million combined), partly offset by a net charge of approximately $15.0 million related to cost increases on a project in the U.S. and the benefit of project incentives earned on a project in Asia Pacific.

Lummus Technology

New Awards — During 2010, new awards were $422.5 million, compared with $311.6 million in 2009. The increase over 2009 was attributable to increased heat transfer equipment orders as well as greater opportunities in the petrochemicals markets. Significant new awards during 2010 included awards for the license and engineering design of a propane dehydrogenation unit in China, engineering and heater technology for an ethylene expansion project in the U.S. and an ethylene cracking heater award in Russia. The award activity for 2010 was primarily located in Asia Pacific, the Middle East, the U.S. and Russia. Significant 2009 new awards included an ethylene cracking heaters award in Taiwan (approximately $40.0 million).

Revenue — Revenue was $295.3 million for 2010, representing a decrease of $68.1 million (19%), compared with 2009. Our heater supply revenue was approximately $90.0 million lower in 2010, as our 2009 period benefited from a higher heater supply backlog going into the year, while 2010 was impacted by lower beginning of the year heater supply backlog. The decrease for 2010 was partially offset by higher licensing revenue (approximately $20.0 million) attributable to an increase in petrochemical award activity.

Income from Operations — Income from operations for 2010 was $86.3 million (29.2% of revenue) versus $80.9 million (22.3% of revenue) during 2009. Our 2010 results were positively impacted by a greater ratio of higher margin licensing technology revenue compared to heat transfer revenue, a favorable project claim resolution of approximately $11.5 million, and lower selling and administrative costs, partly offset by lower equity earnings of approximately $10.5 million. We experienced lower equity earnings primarily from our unconsolidated CLG joint venture due to lower technology licensing and catalyst sales which were attributable to a slowdown in refining activity. Our 2009 results were also impacted by severance costs of $2.6 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents — At December 31, 2011, cash and cash equivalents were $671.8 million.

Operating Activities — During 2011, cash provided by operations was $413.2 million, due primarily to cash generated from earnings and an overall decrease in working capital levels. The decrease in working capital was the result of an increase in accounts payable ($159.5 million) for major projects in Project Engineering and Construction and Steel Plate Structures, partly offset by an increase in accounts receivable ($130.2 million) from increased project activities in all three of our business sectors.

Investing Activities — During 2011, net cash used in investing activities totaled $32.8 million, as capital expenditures of $40.9 million were partly offset by proceeds from the sale of property and equipment of $8.2 million. For 2012, capital expenditures are anticipated to be in the range of $65.0 to $75.0 million.

We continue to evaluate and selectively pursue opportunities for additional expansion of our business through acquisition of complementary businesses. These acquisitions, if they arise, may involve the use of cash or may require further debt or equity financing.

Financing Activities — During 2011, net cash flow used in financing activities was $178.8 million, primarily resulting from share repurchases of $135.6 million (3.7 million shares at an average price of $36.80 per share), including $115.3 million to repurchase 3.1 million shares of our outstanding common stock and $20.3 million to repurchase 0.6 million shares associated with stock-based compensation related withholding taxes on taxable share distributions. Additionally, cash used in financing activities included a $40.0 million installment payment on our unsecured term loan (see below) during the fourth quarter, dividends paid to our shareholders of $19.7 million and distributions to our noncontrolling interest partners of $10.7 million. These cash outflows were partly offset by tax benefits associated with tax deductions in excess of recognized stock-based compensation costs of $15.4 million and cash proceeds from the issuance of shares associated with our stock plans of $12.2 million.

Effect of Exchange Rate Changes on Cash and Cash Equivalents — During 2011, our cash balance decreased by $11.5 million due to the impact of changes in functional currency exchange rates against the U.S. dollar on non-U.S. dollar cash balances, primarily the Euro and Canadian Dollar. The unrealized loss on our cash balance resulting from this exchange rate movement is reflected in the cumulative translation component of other comprehensive income (loss). Our cash held in non-U.S. dollar currencies is used primarily for project-related and other operating expenditures in those currencies, and therefore, our exposure to realized exchange gains and losses is not anticipated to be material.

Letters of Credit/Bank Guarantees/Debt/Surety Bonds — Our primary internal source of liquidity is cash flow generated from operations. Capacity under a revolving credit facility is also available, if necessary, to fund operating or investing activities. We have a four-year, $1.1 billion, committed and unsecured revolving credit facility (the “Revolving Facility”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, and Bank of America, N.A. (“BofA”), as syndication agent, which expires in July 2014. The Revolving Facility has a borrowing sublimit of $550.0 million and certain financial covenants, including a maximum leverage ratio of 2.50, a minimum fixed charge coverage ratio of 1.75, and a minimum net worth level calculated as $859.8 million at December 31, 2011. The Revolving Facility also includes customary restrictions regarding subsidiary indebtedness, sales of assets, liens, investments, type of business conducted and mergers and acquisitions, as well as a trailing twelve-month limitation of $200.0 million for dividend payments and share repurchases, among other restrictions. As of December 31, 2011, we had issued $434.1 million of letters of credit under the Revolving Facility. Such letters of credit are generally issued to customers in the ordinary course of business to support advance payments and performance guarantees, in lieu of retention on our contracts, or in certain cases, are issued in support of our insurance program. As of December 31, 2011, we had $665.9 million of available capacity under the Revolving Facility.

In addition to the Revolving Facility, we have a $125.0 million committed and unsecured letter of credit and term loan agreement (the “LC Agreement”) with BofA, as administrative agent, JPMorgan, and various private placement note investors, which expires in November 2014. Under the terms of the LC Agreement, either BofA or JPMorgan (the “LC Issuers”) can issue letters of credit. As of December 31, 2011, the LC Agreement was fully utilized. The LC Agreement has financial and restrictive covenants similar to those noted above for the Revolving Facility. In the event of our default under the LC Agreement, including our failure to reimburse a draw against an issued letter of credit, the LC Issuers could transfer their claim against us, to the extent such amount is due and payable by us under the LC Agreement, to the private placement lenders, creating a term loan that is due and payable no later than the stated maturity of the respective LC Agreement. In addition to quarterly letter of credit fees that we pay under the LC Agreement, we would be assessed an applicable rate of interest over LIBOR to the extent that a term loan is in effect.

Additionally, we have $40.0 million remaining on our unsecured term loan (the “Term Loan”) with JPMorgan, as administrative agent, and BofA, as syndication agent. Interest under the Term Loan is paid quarterly in arrears and, at our election, is based upon LIBOR plus an applicable floating margin. However, we have an interest rate swap that provides for an interest rate of approximately 5.57%, inclusive of the applicable floating margin. The remaining Term Loan balance is scheduled to be repaid in November 2012. The Term Loan has financial and restrictive covenants similar to those noted above for the Revolving Facility.

We also have various short-term, uncommitted revolving credit facilities (the “Uncommitted Facilities”) across several geographic regions of approximately $1.4 billion. These facilities are generally used to provide letters of credit or bank guarantees to customers to support advance payments and performance guarantees in the ordinary course of business or in lieu of retention on our contracts. At December 31, 2011, we had available capacity of $677.3 million under these facilities. In addition to providing letters of credit or bank guarantees, we also issue surety bonds in the ordinary course of business to support our contract performance.

During 2011, we had no material borrowings under the Revolving Facility, the LC Agreement or the Uncommitted Facilities. As of December 31, 2011, we were in compliance with all of our restrictive and financial covenants, with a leverage ratio of 0.19, a fixed charge coverage ratio of 6.33, and net worth of $1.2 billion. Our ability to remain in compliance with our lending facilities could be impacted by circumstances or conditions beyond our control, including but not limited to the delay or cancellation of projects, changes in foreign currency exchange or interest rates, performance of pension plan assets, or changes in actuarial assumptions. Further, we could be impacted if our customers experience a material change in their ability to pay us, if the banks associated with our lending facilities were to cease or reduce operations, or if there is a full or partial break-up of the European Union or its currency, the Euro. For a further discussion of our credit facilities, see Notes 9 and 12 to our Financial Statements.

Share Issuance Agreement — We have an agreement in place which enables us to issue and sell, from time to time, up to an aggregate of 10.0 million shares of our common stock through July 28, 2012. We have cumulatively offered and sold approximately 2.4 million shares of stock pursuant to the agreement; however, no shares were sold during 2011.

Contractual Obligations — At December 31, 2011, our contractual obligations were as follows:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
	(In thousands)
Operating leases(1)	$272,344	$67,525	$87,030	$51,271	$66,518
Term Loan (2)	41,942	41,942	—	—	—
Self-insurance obligations (3)	4,284	4,284	—	—	—
Pension funding obligations (4)	15,800	15,800	—	—	—
Postretirement benefit funding obligations (4)	3,800	3,800	—	—	—
Purchase obligations (5)	—	—	—	—	—
Unrecognized tax benefits (6)	—	—	—	—	—

Total contractual obligations	$338,170	$133,351	$87,030	$51,271	$66,518

(1)	Includes approximately $37.5 million of minimum lease payments that are contractually recoverable through our cost-reimbursable projects.
(2)	Includes interest accruing at a fixed rate of 5.57% resulting from an interest rate swap (see above).
(3)	Represents expected 2012 payments associated with our self-insurance program. Payments beyond one year have not been included as amounts are not determinable on a year-by-year basis.
(4)	Represents expected 2012 contributions to fund our defined benefit pension and other postretirement plans. Contributions beyond one year have not been included as amounts are not determinable.
(5)

In the ordinary course of business, we enter into commitments for the purchase of materials and supplies on our projects. These purchase commitments (which are expected to be recovered from our customers) are generally settled in less than one year. We do not enter into long-term purchase commitments on a speculative basis for fixed or minimum quantities.

(6)	Payments for reserved tax contingencies of $7.4 million are not included as the timing of specific tax payments is not determinable.

Other — We believe our cash on hand, funds generated by operations, amounts available under our existing Revolving Facility, LC Agreement and Uncommitted Facilities, and other external sources of liquidity, such as the issuance of debt and equity instruments, will be sufficient to finance our capital expenditures, settle our commitments and contingencies (as more fully described in Note 12 to our Financial Statements) and address our working capital needs for the foreseeable future. However, there can be no assurance that such funding will be available, as our ability to generate cash flow from operations and our ability to access funding under our Revolving Facility, LC Agreement and Uncommitted Facilities at reasonable terms may be impacted by a variety of business, economic, legislative, financial and other factors, which may be outside of our control.

Additionally, while we currently have significant uncommitted bonding facilities, primarily to support various commercial provisions in our contracts, a termination or reduction of these bonding facilities could result in the utilization of letters of credit in lieu of performance bonds, thereby reducing our available capacity under the Revolving Facility and LC Agreement. Although we do not anticipate a reduction or termination of the bonding facilities, there can be no assurance that such facilities will be available at reasonable terms to service our ordinary course obligations.

A portion of our pension plans assets are invested in European Union government securities, which could be impacted by economic turmoil in Europe or a full or partial break-up of the European Union or its currency, the Euro. However, given the long term nature of pension funding requirements, in the event any of our pension plans (including those with investments in European Union government securities) become materially underfunded from a decline in value of our plan assets, we believe our cash on hand and amounts available under our existing revolving and uncommitted facilities would be sufficient to fund any increases in future contribution requirements. For further discussion of our pension plan assets, see Note 11 to our Financial Statements.

We are a defendant in a number of lawsuits arising in the normal course of business and we have in place appropriate insurance coverage for the type of work that we perform. As a matter of standard policy, we review our litigation accrual quarterly and as further information is known on pending cases, increases or decreases, as appropriate, may be recorded. For a discussion of pending litigation, including lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed, see Note 12 to our Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

We use operating leases for facilities and equipment when they make economic sense, including sale-leaseback arrangements. We have no other significant off-balance sheet arrangements.

NEW ACCOUNTING STANDARDS

For a discussion of new accounting standards, see the applicable section within Note 2 to our Financial Statements.

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

Revenue Recognition — Our contracts are awarded on a competitive bid and negotiated basis. We offer our customers a range of contracting options, including cost-reimbursable, fixed-price and hybrid, which has both cost-reimbursable and fixed-price characteristics. Our contract revenue is primarily recognized using the POC method, based on the percentage that actual costs-to-date bear to total estimated costs to complete each contract. We follow the guidance of Financial Accounting Standards Board Accounting Standards Codification Revenue Recognition Topic 605-35 for accounting policies relating to our use of the POC method, estimating costs, and revenue recognition, including the recognition of profit incentives, unapproved change orders and claims, and combining and segmenting contracts. We utilize the cost-to-cost approach as we believe this method is less subjective than relying on assessments of physical progress. Under the cost-to-cost approach, the use of estimated cost to complete each contract is a significant variable in the process of determining recognized revenue and is a significant factor in the accounting for contracts. Significant estimates that impact the cost to complete each contract are costs of engineering, materials, components, equipment, labor and subcontracts; labor productivity; schedule durations, including subcontract and supplier progress; liquidated damages; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts in progress. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates.

Contract revenue reflects the original contract price adjusted for approved change orders and estimated recoveries of unapproved change orders and claims. We recognize revenue associated with unapproved change orders and claims to the extent that related costs have been incurred, recovery is probable and the value can be reliably estimated. Profit incentives are generally included in contract price upon achievement of the relevant performance requirements and customer approval. For 2011, we had unapproved change orders of approximately $27.0 million factored into the determination of revenue and estimated costs for a project in our Project Engineering and Construction sector, but had no material claims or profit incentives recognized in revenue. For 2010 and 2009 we had no material unapproved change orders, claims or profit incentives recognized in revenue.

With respect to our EPC services, our contracts are generally not segmented between types of services, such as engineering and construction, if each of the EPC components is negotiated concurrently or if the pricing of any such services is subject to the ultimate negotiation and agreement of the entire EPC contract. In some instances we may combine contracts that are entered into in multiple phases, but that are interdependent and for which pricing considerations by us and the customer are impacted by all phases of the project. Otherwise, if each phase is independent of the other and pricing considerations do not give effect to another phase, the contracts will not be combined. If an EPC contract also includes technology, in addition to EPC services, such contract is segmented between technology and the EPC services when the technology scope is independently negotiated and priced.

Financial Instruments — We utilize derivative instruments in certain circumstances to mitigate the effects of changes in foreign currency exchange rates and interest rates, as described below:

•

Foreign Currency Exchange Rate Derivatives — We do not engage in currency speculation; however, we do utilize foreign currency exchange rate derivatives on an on-going basis to hedge against certain foreign currency-related operating exposures and to hedge intercompany loans utilized to finance our non-U.S. subsidiaries. We generally seek hedge accounting treatment for contracts used to hedge operating exposures and designate them as cash flow hedges. Therefore, gains and losses exclusive of credit risk and forward points (which represent the time-value component of the fair value of our derivative positions) are included in Accumulated Other Comprehensive Income (“AOCI”) until the associated underlying operating exposure impacts our earnings. Changes in the fair value of credit risk and forward points, gains and losses associated with instruments deemed ineffective during the period and instruments that we do not designate as cash flow hedges, including those instruments used to hedge intercompany loans, are recognized within cost of revenue.

•

Interest Rate Derivatives — Our interest rate derivatives are limited to a swap arrangement in place to hedge against interest rate variability associated with our Term Loan. The swap arrangement is designated as a cash flow hedge, as its critical terms matched those of the Term Loan at inception and through December 31, 2011. Therefore, changes in the fair value of the swap arrangement are included in AOCI.

Income Taxes — Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis using currently enacted income tax rates for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The final realization of deferred tax assets depends upon our ability to generate sufficient future taxable income of the appropriate character and in the appropriate jurisdictions.

At December 31, 2011, we had a deferred tax asset (“DTA”) of $40.6 million related to net operating losses (“NOL”) generated in the U.K. for which we had not provided a valuation allowance. The U.K. NOL DTA was recorded primarily in 2007 and 2008 and is attributable to losses incurred during those years on two large fixed-price projects that were completed in the first quarter of 2010. Prior to 2007, and excluding these two projects in 2007 through 2009, our U.K. operations were profitable and have been since completion of the projects. Since December 31, 2008, the U.K. NOL DTA has decreased by approximately $37.6 million, including a decrease of $17.2 million for 2011. In order to realize the U.K. NOL DTA, we will need to generate future taxable income of approximately $162.4 million. Given NOLs in the U.K. do not expire, and based on our historical and projected profitability for the U.K., we believe it is more likely than not that we will generate sufficient future taxable income to realize our U.K. NOL DTA.

We provide income tax and associated interest reserves, where applicable, in situations where we have and have not received tax assessments. Tax and associated interest reserves are provided in those instances where we consider it more likely than not that additional taxes will be due in excess of amounts reflected in income tax returns filed worldwide. As a matter of standard policy, we continually review our exposure to additional income tax obligations and as further information is known or events occur, changes in our tax and interest reserves may be recorded within tax expense and interest expense, respectively.

Insurance — We maintain insurance coverage for various aspects of our business and operations. However, we retain a portion of anticipated losses through the use of deductibles and self-insured retentions for our exposures related to third-party liability and workers’ compensation. We regularly review estimates of reported and unreported claims through analysis of historical and projected trends, in conjunction with actuaries and other consultants, and provide for losses through insurance reserves. As claims develop and additional information becomes available, adjustments to loss reserves may be required. If actual results are not consistent with our assumptions, we may be exposed to gains or losses that could be material. A hypothetical ten percent change in our self-insurance reserves at December 31, 2011 would have impacted our pre-tax income by approximately $2.3 million for 2011.

Recoverability of Goodwill and Long-Lived Assets — Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually, absent any indicators of impairment. Our goodwill is required to be reviewed for impairment at the reporting unit level, which we have identified as our three reporting segments. In the fourth quarter of 2011, as part of our annual impairment assessment, we elected the alternative of first performing a qualitative assessment of goodwill to determine whether it was more likely than not that the fair value of a reporting unit was less than its carrying value. Based upon this qualitative assessment, a two-phase quantitative assessment was not required to be performed for any of our reporting units. If the two-phase quantitative assessment is deemed necessary in the future, based on future qualitative assessments, it would require us to allocate goodwill to our reporting units, compare the fair value of our reporting units with their carrying amount, including goodwill, and then, if necessary, record a goodwill impairment charge in an amount equal to the excess, if any, of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill.

To the extent a quantitative assessment is required, the primary method we would employ to estimate the fair value of each reporting unit is the discounted cash flow method. This methodology is based, to a large extent, on assumptions about future events, which may or may not occur as anticipated, and such deviations could have a significant impact on the calculated estimated fair values of our reporting units. These assumptions include, but are not limited to, estimates of future growth rates, discount rates and terminal values of reporting units. Our goodwill balance at December 31, 2011 totaled $926.4 million, including $48.3 million for Steel Plate Structures, $444.4 million for Project Engineering and Construction and $433.7 million for Lummus Technology. Based upon our current goodwill impairment assessment, each of our reporting units continue to have estimated fair values that are substantially in excess of their carrying values.

We review tangible and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation is required, the estimated cash flow associated with the asset or asset group will be compared to the asset’s carrying amount to determine if an impairment exists. There were no indicators of impairment for our tangible and finite-lived intangible assets at December 31, 2011. Finite-lived identifiable intangible assets are amortized on a straight-line basis over estimated useful lives ranging from 5 to 20 years, absent any indicators of impairment. For further discussion regarding goodwill and other intangible assets, see Note 5 to our Financial Statements.

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

We do not engage in currency speculation; however, we do utilize foreign currency derivatives on an on-going basis to hedge against certain foreign currency-related operating exposures and to hedge intercompany loans utilized to finance non-U.S. subsidiaries. We generally seek hedge accounting treatment for contracts used to hedge operating exposures and designate them as “cash flow hedges.” Therefore, gains and losses exclusive of credit risk and forward points are included in AOCI until the associated underlying operating exposure impacts our earnings. Changes in the fair value of forward points, gains and losses associated with instruments deemed ineffective during the period and instruments that we do not designate as cash flow hedges, including those instruments used to hedge intercompany loans, are recognized within cost of revenue and were not material during 2011.

At December 31, 2011, the notional value of our outstanding forward contracts to hedge certain foreign currency exchange-related operating exposures totaled $73.2 million, including net foreign currency exchange rate exposure associated with the purchase of U.S. Dollars ($32.9 million), Euros ($26.5 million), Thai Baht ($7.7 million) and Singapore Dollars ($7.6 million), partially offset by the sale of Russian Rubles ($1.5 million). The total net fair value of these contracts was a loss of approximately $0.6 million. The potential change in fair value for our outstanding contracts resulting from a hypothetical ten percent change in quoted foreign currency exchange rates would have been approximately $7.2 million and $1.0 million at December 31, 2011 and 2010, respectively. This potential change in fair value of our outstanding contracts would be offset by the change in fair value of the associated underlying operating exposures.

At December 31, 2011, the notional value of our outstanding forward contracts to hedge certain intercompany loans utilized to finance non-U.S. subsidiaries totaled $3.2 million, including net foreign currency exchange rate exposure associated with the purchase of Singapore Dollars ($3.6 million), partially offset by the sale of Euros ($0.4 million). The total net fair value of these contracts was a gain of $0.1 million. The potential change in fair value for our outstanding contracts resulting from a hypothetical ten percent change in quoted foreign currency exchange rates would have been approximately $0.3 million and $0.2 million at December 31, 2011 and 2010, respectively, which would be offset by the change in fair value of the associated underlying exposure.

Interest Rate Risk — We continue to utilize a swap arrangement to hedge against interest rate variability associated with our Term Loan. The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Loan at inception and through of December 31, 2011. Accordingly, changes in the fair value of the interest rate swap are recognized through AOCI. The total net fair value of the contract was a loss of approximately $1.3 million. The potential change in fair value for our interest rate swap resulting from a hypothetical one percent change in the LIBOR rate would have been approximately $0.3 million and $0.9 million at December 31, 2011 and 2010, respectively, which would be offset by the change in fair value of the associated underlying exposure.

Other — The carrying values of our cash and cash equivalents, accounts receivable, accounts payable and notes payable approximate their fair values because of the short-term nature of these instruments. At December 31, 2011 and 2010, the fair value of our long-term debt, based upon the current market rates for debt with similar credit risk and maturity, approximated its carrying value as interest is based upon LIBOR plus an applicable floating spread and is paid quarterly in arrears. For quantification of our financial instruments, see Note 10 to our Financial Statements.

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

Based on our evaluation under the framework in Internal Control – Integrated Framework, our principal executive officer and principal financial officer concluded our internal control over financial reporting was effective as of December 31, 2011. The conclusion of our principal executive officer and principal financial officer is based upon the recognition that there are inherent limitations in all systems of internal control, including the possibility of human error and the circumvention or overriding of controls. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Philip K. Asherman	/s/ Ronald A. Ballschmiede
Philip K. Asherman	Ronald A. Ballschmiede
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

February 23, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Supervisory Board and Shareholders of

Chicago Bridge & Iron Company N.V.

We have audited Chicago Bridge & Iron Company N.V. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Chicago Bridge & Iron Company N.V. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Chicago Bridge & Iron Company N.V. and subsidiaries’ maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Chicago Bridge & Iron Company N.V. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule for each of the three years in the period ended December 31, 2011, listed in the Index at Item 15. Our report dated February 23, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

February 23, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Supervisory Board and Shareholders of

Chicago Bridge & Iron Company N.V.

We have audited the accompanying consolidated balance sheets of Chicago Bridge & Iron Company N.V. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule for each of the three years in the period ended December 31, 2011, listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chicago Bridge & Iron Company N.V. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chicago Bridge & Iron Company N.V. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

February 23, 2012

CHICAGO BRIDGE & IRON COMPANY N.V.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010	2009
	(In thousands, except per share data)
Revenue	$4,550,542	$3,642,318	$4,556,503
Cost of revenue	3,980,306	3,150,255	4,033,783

Gross profit	570,236	492,063	522,720
Selling and administrative expense	205,550	185,213	204,911
Intangibles amortization	26,302	23,690	23,326
Other operating expense (income), net	74	(636)	15,324
Equity earnings	(16,887)	(19,464)	(35,064)

Income from operations	355,197	303,260	314,223
Interest expense	(11,030)	(16,686)	(21,383)
Interest income	7,796	4,955	1,817

Income before taxes	351,963	291,529	294,657
Income tax expense	(96,765)	(79,966)	(114,917)

Net income	255,198	211,563	179,740
Less: Net income attributable to noncontrolling interests	(166)	(7,004)	(5,451)

Net income attributable to CB&I	$255,032	$204,559	$174,289

Net income attributable to CB&I per share:
Basic	$2.60	$2.08	$1.82
Diluted	$2.55	$2.04	$1.79

Cash dividends on shares:
Amount	$19,722	$—	$—
Per share	$0.20	$—	$—

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Net income	$255,198	$211,563	$179,740
Other comprehensive (loss) income, net of tax:
Change in currency translation adjustment (net of tax of $2,929, $10,861, and ($12,188))	(18,802)	(1,638)	38,275
Change in unrealized fair value of cash flow hedges (net of tax of ($791), ($1,006), and ($2,033))	1,335	2,013	6,518
Change in unrecognized prior service pension costs/credits (net of tax of ($1,176), ($41), and $676)	2,517	(144)	(685)
Change in unrecognized actuarial pension gains/losses (net of tax of $2,603, $8,116, and ($10,239))	(24,319)	(19,436)	21,320

Comprehensive income	215,929	192,358	245,168
Less: Net income attributable to noncontrolling interests (net of tax of ($466), $741, and $0)	(166)	(7,004)	(5,451)
Less: Change in currency translation adjustment attributable to noncontrolling interests (net of tax of $0, $0 and $0)	(891)	(970)	9

Comprehensive income attributable to CB&I	$214,872	$184,384	$239,726

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands, except share data)
Assets
Cash and cash equivalents ($88,986 and $50,456 related to variable interest entities (“VIEs”))	$671,811	$481,738
Accounts receivable, net ($12,406 and $14,711 related to VIEs)	494,853	364,661
Costs and estimated earnings in excess of billings ($24,043 and $333 related to VIEs)	239,536	144,133
Deferred income taxes (Note 15)	125,564	105,615
Other current assets	129,557	110,501

Total current assets	1,661,321	1,206,648

Equity investments (Note 6)	95,687	92,400
Property and equipment, net (Note 7)	262,003	290,206
Deferred income taxes (Note 15)	78,503	98,049
Goodwill (Note 5)	926,393	938,855
Other intangibles, net (Note 5)	188,119	215,401
Other non-current assets	79,957	67,975

Total assets	$3,291,983	$2,909,534

Liabilities
Notes payable (Note 9)	$—	$334
Current maturity of long-term debt (Note 9)	40,000	40,000
Accounts payable ($32,125 and $8,676 related to VIEs)	518,749	359,225
Accrued liabilities (Note 7)	245,138	235,829
Billings in excess of costs and estimated earnings ($25,207 and $26,521 related to VIEs)	917,067	805,245
Income taxes payable	22,470	—

Total current liabilities	1,743,424	1,440,633

Long-term debt (Note 9)	—	40,000
Other non-current liabilities (Note 7)	243,984	244,080
Deferred income taxes (Note 15)	108,145	100,976

Total liabilities	2,095,553	1,825,689

Commitments and contingencies (Note 12)	—	—
Shareholders’ Equity
Common stock, Euro .01 par value; shares authorized: 250,000,000; shares issued: 101,522,318; shares outstanding: 97,595,735 and 99,342,999	1,190	1,190
Additional paid-in capital	371,669	352,420
Retained earnings	1,018,481	783,171
Stock held in trust (Note 13)	(9,788)	(20,161)
Treasury stock, at cost: 3,926,583 and 2,179,319 shares	(142,666)	(40,166)
Accumulated other comprehensive loss (Note 13)	(61,152)	(20,992)

Total CB&I shareholders’ equity	1,177,734	1,055,462

Noncontrolling interests	18,696	28,383

Total shareholders’ equity	1,196,430	1,083,845

Total liabilities and shareholders’ equity	$3,291,983	$2,909,534

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Cash Flows from Operating Activities
Net income	$255,198	$211,563	$179,740
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,184	72,885	79,531
Deferred taxes	28,412	1,640	(7,937)
Stock-based compensation expense	35,298	31,286	28,580
Equity earnings, net	(16,887)	(16,296)	(34,049)
Loss (gain) on property and equipment and equity investments	7,512	4,637	(2,644)
Unrealized (gain) loss on foreign currency hedge ineffectiveness	(7)	340	(2,968)
Excess tax benefits from stock-based compensation	(15,388)	(7,625)	(175)
Changes in operating assets and liabilities:
(Increase) decrease in receivables, net	(130,192)	127,349	112,614
Change in contracts in progress, net	16,419	(37,017)	37,101
Increase (decrease) in accounts payable	159,524	(112,558)	(220,098)
(Increase) decrease in other current and non-current assets	(24,690)	21,977	9,803
Increase (decrease) in income taxes payable	22,470	(15,248)	(5,522)
Increase (decrease) in accrued and other non-current liabilities	13,287	(15,198)	(1,020)
Decrease in equity investments	9,605	26,853	24,219
(Increase) decrease in other	(17,590)	(6,182)	51,588

Net cash provided by operating activities	413,155	288,406	248,763

Cash Flows from Investing Activities
Cost of business acquisitions, net of cash acquired	—	(42,813)	(2,000)
Capital expenditures	(40,945)	(24,089)	(47,839)
Proceeds from sale of property and equipment and equity investments	8,192	8,526	27,473

Net cash used in investing activities	(32,753)	(58,376)	(22,366)

Cash Flows from Financing Activities
(Decrease) increase in notes payable	(334)	(376)	186
Repayment of debt	(40,000)	(40,000)	(40,000)
Excess tax benefits from stock-based compensation	15,388	7,625	175
Purchase of treasury stock	(135,598)	(51,460)	(680)
Issuance of stock	12,215	10,808	53,051
Dividends paid	(19,722)	—	—
Distributions to noncontrolling interests	(10,744)	(3,061)	—
Revolving facility costs	—	(9,879)	—

Net cash (used in) provided by financing activities	(178,795)	(86,343)	12,732

Effect of exchange rate changes on cash and cash equivalents	(11,534)	12,051	(1,350)

Increase in cash and cash equivalents	190,073	155,738	237,779
Cash and cash equivalents, beginning of the year	481,738	326,000	88,221

Cash and cash equivalents, end of the year	$671,811	$481,738	$326,000

Supplemental Cash Flow Disclosures
Cash paid for interest	$9,739	$12,571	$16,812
Cash paid for income taxes (net of refunds)	$44,868	$71,838	$113,403

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Stock Held in Trust		Treasury Stock		(Note 13) Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount			Shares	Amount	Shares	Amount
Balance at December 31, 2008	95,277	$1,154	$368,644	$404,323	909	$(31,929)	3,797	$(120,113)	$(66,254)	$18,028	$573,853
Net income	—	—	—	174,289	—	—	—	—	—	5,451	179,740
Change in currency translation adjustment, net	—	—	—	—	—	—	—	—	38,284	(9)	38,275
Change in unrealized fair value of cash flow hedges, net	—	—	—	—	—	—	—	—	6,518	—	6,518
Change in unrecognized prior service pension credits, net	—	—	—	—	—	—	—	—	(685)	—	(685)
Change in unrecognized actuarial pension losses, net	—	—	—	—	—	—	—	—	21,320	—	21,320
Stock-based compensation expense	—	—	28,580	—	—	—	—	—	—	—	28,580
Issuance of treasury stock to trust	1,567	—	(42,255)	—	1,567	(13,076)	(1,567)	55,331	—	—	—
Release of trust shares	—	—	(14,314)	—	(354)	11,429	—	—	—	—	(2,885)
Purchase of treasury stock	(84)	—	—	—	—	—	84	(680)	—	—	(680)
Issuance of stock	3,444	36	18,628	—	—	—	(995)	34,590	—	—	53,254

Balance at December 31, 2009	100,204	1,190	359,283	578,612	2,122	(33,576)	1,319	(30,872)	(817)	23,470	897,290
Net income	—	—	—	204,559	—	—	—	—	—	7,004	211,563
Change in currency translation adjustment, net	—	—	—	—	—	—	—	—	(2,608)	970	(1,638)
Change in unrealized fair value of cash flow hedges, net	—	—	—	—	—	—	—	—	2,013	—	2,013
Change in unrecognized prior service pension credits, net	—	—	—	—	—	—	—	—	(144)	—	(144)
Change in unrecognized actuarial pension gains, net	—	—	—	—	—	—	—	—	(19,436)	—	(19,436)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(3,061)	(3,061)
Stock-based compensation expense	—	—	31,286	—	—	—	—	—	—	—	31,286
Release of trust shares	—	—	(12,360)	—	(743)	13,415	—	—	—	—	1,055
Purchase of treasury stock	(2,698)	—	—	—	—	—	2,698	(51,460)	—	—	(51,460)
Issuance of stock	1,837	—	(25,789)	—	—	—	(1,837)	42,166	—	—	16,377

Balance at December 31, 2010	99,343	1,190	352,420	783,171	1,379	(20,161)	2,180	(40,166)	(20,992)	28,383	1,083,845
Net income	—	—	—	255,032	—	—	—	—	—	166	255,198
Change in currency translation adjustment, net	—	—	—	—	—	—	—	—	(19,693)	891	(18,802)
Change in unrealized fair value of cash flow hedges, net	—	—	—	—	—	—	—	—	1,335	—	1,335
Change in unrecognized prior service pension credits, net	—	—	—	—	—	—	—	—	2,517	—	2,517
Change in unrecognized actuarial pension gains, net	—	—	—	—	—	—	—	—	(24,319)	—	(24,319)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(10,744)	(10,744)
Dividends paid	—	—	—	(19,722)	—	—	—	—	—	—	(19,722)
Stock-based compensation expense	—	—	35,298	—	—	—	—	—	—	—	35,298
Release of trust shares	(114)	—	(2,429)	—	(627)	10,373	114	(4,649)	—	—	3,295
Purchase of treasury stock	(3,685)	—	—	—	—	—	3,685	(135,598)	—	—	(135,598)
Issuance of stock	2,052	—	(13,620)	—	—	—	(2,052)	37,747	—	—	24,127

Balance at December 31, 2011	97,596	$1,190	$371,669	$1,018,481	752	$(9,788)	3,927	$(142,666)	$(61,152)	$18,696	$1,196,430

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

1.	ORGANIZATION AND NATURE OF OPERATIONS

Organization and Nature of Operations — Chicago Bridge & Iron N.V. (“CB&I” or “the Company”) is an integrated engineering, procurement and construction (“EPC”) services provider and major process technology licensor. Founded in 1889, CB&I provides conceptual design, technology, engineering, procurement, fabrication, construction and commissioning services. Natural gas, petroleum and petrochemical projects for the worldwide energy and natural resource industries accounted for a majority of our revenue in 2011, 2010 and 2009.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Consolidation — These Consolidated Financial Statements (“Financial Statements”) are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include all wholly-owned subsidiaries and those entities which we are required to consolidate in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Consolidations Topic 810 (“FASB ASC 810”). Significant intercompany balances and transactions are eliminated in consolidation. Certain December 31, 2010 balances have been reclassified to conform to our December 31, 2011 presentation. See the “Joint Venture Arrangements” section of this footnote for further discussion of our consolidation policy for those entities that are not wholly-owned.

Use of Estimates — The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. We believe the most significant estimates and judgments are associated with revenue recognition on engineering and construction and technology contracts, recoverability assessments that must be periodically performed with respect to goodwill and intangible asset balances, financial instruments and deferred tax assets, and the determination of liabilities related to self-insurance programs. If the underlying estimates and assumptions upon which the Financial Statements are based change in the future, actual amounts may differ from those included in the accompanying Financial Statements.

Revenue Recognition — Our contracts are awarded on a competitive bid and negotiated basis. We offer our customers a range of contracting options, including cost-reimbursable, fixed-price and hybrid, which has both cost-reimbursable and fixed-price characteristics. Our contract revenue is primarily recognized using the percentage of completion (“POC”) method, based on the percentage that actual costs-to-date bear to total estimated costs to complete each contract. We follow the guidance of FASB ASC Revenue Recognition Topic 605-35 for accounting policies relating to our use of the POC method, estimating costs, and revenue recognition, including the recognition of profit incentives, unapproved change orders and claims, and combining and segmenting contracts. We utilize the cost-to-cost approach as we believe this method is less subjective than relying on assessments of physical progress. Under the cost-to-cost approach, the use of estimated cost to complete each contract is a significant variable in the process of determining recognized revenue and is a significant factor in the accounting for contracts. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts in progress. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates.

Contract revenue reflects the original contract price adjusted for approved change orders and estimated recoveries of unapproved change orders and claims. We recognize revenue associated with unapproved change orders and claims to the extent that related costs have been incurred, recovery is probable and the value can be reliably estimated. Profit incentives are generally included in contract price upon achievement of the relevant performance requirements and customer approval. For 2011, we had unapproved change orders of approximately

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$27,000 factored into the determination of revenue and estimated costs for a project in our Project Engineering and Construction sector, but had no material claims or profit incentives recognized in revenue. For 2010 and 2009, we had no material unapproved change orders, claims or profit incentives recognized in revenue.

The timing of our revenue recognition may be impacted by the contracting structure of our contracts. Fixed-price and hybrid contracts tend to provide us with greater control over project schedule and the timing of when work is performed and costs are incurred, and accordingly, when revenue is recognized. Cost-reimbursable contracts, or hybrid contracts with a more significant cost-reimbursable component, generally provide our customers with greater influence over the timing of when we perform our work, and accordingly, such contracts often result in less predictability with respect to the timing of revenue recognition.

With respect to our EPC services, our contracts are generally not segmented between types of services, such as engineering and construction, if each of the EPC components is negotiated concurrently or if the pricing of any such services is subject to the ultimate negotiation and agreement of the entire EPC contract. In some instances we may combine contracts that are entered into in multiple phases, but that are interdependent and for which pricing considerations by us and the customer are impacted by all phases of the project. Otherwise, if each phase is independent of the other and pricing considerations do not give effect to another phase, the contracts will not be combined. If an EPC contract also includes technology, in addition to EPC services, such contract is segmented between technology and the EPC services when the technology scope is independently negotiated and priced.

Cumulative costs and estimated earnings recognized to date in excess of cumulative billings is reported on the Consolidated Balance Sheets (“Balance Sheets”) as costs and estimated earnings in excess of billings. Cumulative billings in excess of cumulative costs and estimated earnings recognized to date is reported as billings in excess of costs and estimated earnings. Any uncollected billed revenue, including contract retentions, is reported as accounts receivable. The timing of when we bill our customers is generally dependent upon advance billing terms or completion of certain phases of the work. At December 31, 2011 and 2010, accounts receivable included contract retentions of $23,700 and $31,700, respectively. Contract retentions estimated to be collectible beyond one year were not significant at December 31, 2011 or 2010. Cost of revenue includes direct contract costs, such as material and labor, and indirect costs that are attributable to contract activity.

Precontract Costs — Precontract costs are generally charged to cost of revenue as incurred, but, in certain cases, their recognition may be deferred if specific probability criteria are met. There were no significant precontract costs deferred as of December 31, 2011 or 2010.

Research and Development — Expenditures for research and development activities are charged to cost of revenue as incurred and were $27,548 in 2011, $18,634 in 2010 and $16,048 in 2009.

Other Operating Expense (Income), Net — Other operating expense (income), net, generally represents losses (gains) on the sale of property and equipment. However, 2009 included severance costs in all business sectors, costs associated with the reorganization of our business sectors and costs associated with the closure of certain fabrication facilities, partially offset by a gain on the sale of a non-controlling equity investment.

Depreciation and Amortization — Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, including buildings and improvements (10 to 40 years) and plant and field equipment (1 to 15 years). Renewals and betterments that substantially extend the useful life of an asset are capitalized and depreciated. Leasehold improvements are amortized over the lesser of the useful life of the asset or the applicable lease term. Depreciation expense is primarily included within cost of revenue and was $43,882 in 2011, $49,195 in 2010 and $56,205 in 2009. See Note 7 for disclosure of the components of property and equipment.

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment of Long-Lived Assets — We review tangible assets and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation is required, the estimated cash flow associated with the asset or asset group will be compared to the carrying amount to determine if an impairment exists. Finite-lived identifiable intangible assets are amortized on a straight-line basis over estimated useful lives ranging from 5 to 20 years, absent any indicators of impairment.

Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually, absent any indicators of impairment. We perform our annual impairment assessment during the fourth quarter of each year based upon balances as of the beginning of that year’s fourth quarter. As part of our annual impairment assessment in 2011, we early adopted FASB Accounting Standards Update (“ASU”) 2011-08 and elected to utilize the option to first perform a qualitative assessment of goodwill to determine whether it was more likely than not that the fair value of a reporting unit was less than its carrying value. Based upon this qualitative assessment, a two-phase quantitative assessment was not required to be performed for any of our reporting units. If the two-phase quantitative assessment is deemed necessary in the future, based on future qualitative assessments, the first phase would screen for impairment, while the second phase, if necessary, would measure impairment. If required, our quantitative analysis of goodwill for future impairment would be accomplished by comparing an estimate of discounted future cash flow to the net book value of each applicable reporting unit. See Note 5 for additional discussion of our goodwill impairment assessment and intangible asset amortization.

Earnings Per Share (“EPS”) — Basic EPS is calculated by dividing net income attributable to CB&I by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of dilutive securities, consisting of employee stock options, restricted shares, performance shares (where performance criteria have been met) and directors’ deferred-fee shares. See Note 3 for calculations associated with basic and diluted EPS.

Cash Equivalents — Cash equivalents are considered to be all highly liquid securities with original maturities of three months or less.

Concentrations of Credit Risk — Our billed and unbilled revenue may be exposed to potential credit risk if our customers should encounter financial difficulties, and we maintain reserves for specifically identified potential uncollectible receivables. As of both December 31, 2011 and 2010, allowances for doubtful accounts totaled approximately $1,800.

Foreign Currency — The nature of our business activities involves the management of various financial and market risks, including those related to changes in foreign currency exchange rates. The effects of translating financial statements of foreign operations into our reporting currency are recognized as a cumulative translation adjustment in accumulated other comprehensive income (loss) (“AOCI”). These balances, which have been impacted in the current year primarily by movements in the Euro and Canadian Dollar exchange rates against the U.S. Dollar, are net of tax, where applicable. Foreign currency exchange gains (losses) are included within cost of revenue, and were immaterial in 2011, 2010 and 2009.

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

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

•

Interest Rate Derivatives — Our interest rate derivatives are limited to a swap arrangement in place to hedge against interest rate variability associated with our unsecured term loan (the “Term Loan”). The swap arrangement is designated as a cash flow hedge, as its critical terms matched those of the Term Loan at inception and through December 31, 2011. Therefore, changes in the fair value of the swap arrangement are included in AOCI.

For those contracts designated as cash flow hedges, we formally document all relationships between the derivative instruments and associated hedged items, as well as our risk-management objective and strategy for undertaking hedge transactions. This process includes linking all derivatives to specific firm commitments or highly-probable forecasted transactions. We continually assess, at inception and on an on-going basis, the effectiveness of derivative instruments in offsetting changes in the cash flow of the designated hedged items. Hedge accounting designation is discontinued when (1) it is determined that the derivative is no longer highly effective in offsetting changes in the cash flow of the hedged item, including firm commitments or forecasted transactions, (2) the derivative is sold, terminated, exercised, or expires, (3) it is no longer probable that the forecasted transaction will occur, or (4) we determine that designating the derivative as a hedging instrument is no longer appropriate. See Note 10 for additional discussion of our financial instruments.

Income Taxes — Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis using currently enacted income tax rates for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The final realization of deferred tax assets depends upon our ability to generate sufficient future taxable income of the appropriate character and in the appropriate jurisdictions. We continually review our exposures and as further information is known or events occur, changes in our deferred tax assets may be recorded.

We provide income tax and associated interest reserves, where applicable, in situations where we have and have not received tax assessments. Tax and associated interest reserves are provided in those instances where we consider it more likely than not that additional taxes will be due in excess of amounts reflected in income tax returns filed worldwide. As a matter of standard policy, we continually review our exposure to additional income tax obligations and as further information is known or events occur, changes in our tax and interest reserves may be recorded within tax expense and interest expense, respectively.

Joint Venture Arrangements — In the ordinary course of business, we execute specific projects and conduct certain operations through joint venture arrangements. We have various ownership interests in the joint venture entities with such ownership typically being proportionate to our decision-making and distribution rights. The joint venture generally contracts directly with the third party customer; however, services may be performed directly by the joint venture, or may be performed by us or our joint venture partners, or a combination thereof.

Joint venture net assets consist primarily of cash and working capital, and assets are typically restricted from being used to fund obligations outside of the joint venture. These entities typically do not have third-party debt; however, the joint venture arrangements may provide for capital calls to fund operations, if and as necessary, and may require additional financial support from the joint venture partners, advance payment or retention letters of credit.

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Each of these entities is assessed at inception and on an ongoing basis as to whether it qualifies as a variable interest entity (“VIE”) under the guidance in FASB ASC 810. Joint ventures generally qualify as a VIE when they meet the following criteria: (1) the entity meets the definition of a legal entity, (2) the entity absorbs the operational risk of the projects being executed, creating a variable interest, and (3) sufficient capital investment has not been provided by the partners, potentially resulting in the entity needing additional subordinated financial support, if necessary, to finance its future activities.

If at any time an entity qualifies as a VIE, we are required to perform a qualitative assessment to determine whether we are the primary beneficiary of the VIE and therefore, need to consolidate the VIE. We are the primary beneficiary if we have (1) the power to direct the economically significant activities of the VIE and (2) the right to receive benefits from, and obligation to absorb losses of, the VIE. If we are the primary beneficiary of the VIE, or otherwise have the ability to control an entity, we consolidate the entity. If we are not determined to be the primary beneficiary of the VIE, or only have the ability to significantly influence the entity rather than control the entity, we do not consolidate the entity. We account for unconsolidated entities using the equity method or proportionate consolidation. For 2011, 2010 and 2009, we had no material proportionately consolidated entities. See Note 6 for additional discussion of our material joint venture arrangements.

New Accounting Standards — As noted above, in the third quarter of 2011, we early adopted FASB ASU 2011-08, which allowed us the option to perform a qualitative assessment of a reporting unit’s fair value, potentially replacing the two-phase quantitative assessment previously required under the FASB ASC Intangibles-Goodwill and Other Topic 350. Our adoption of this standard did not have a material impact on our financial position, results of operations or cash flow. See Note 5 for additional discussion of our qualitative assessment of goodwill.

In the fourth quarter of 2011, FASB ASU 2011-09 became effective, requiring additional annual disclosures for employers that participate in multi-employer pension plans. For each multi-employer plan that is individually significant to an employer’s financial statements, the employer must disclose additional information regarding the funding level of the plan, the employer’s contributions to the plan, the status of any actions to improve the funding level of the plan, where required, and the status of the plan’s collective bargaining agreements. Our adoption of this standard did not have a material impact on our financial position, results of operations or cash flow. See Note 11 for specific disclosures of our multi-employer pension plans.

3.	EARNINGS PER SHARE

A reconciliation of weighted average basic shares outstanding to diluted shares outstanding and the computation of basic and diluted EPS are as follows:

	Years Ended December 31,
	2011	2010	2009
Net income attributable to CB&I	$255,032	$204,559	$174,289
Weighted average shares outstanding — basic	98,021,950	98,300,175	95,832,323
Effect of stock options/restricted shares/performance shares(1)	2,115,345	2,090,009	1,344,483
Effect of directors’ deferred-fee shares(1)	67,516	68,497	67,772

Weighted average shares outstanding — diluted	100,204,811	100,458,681	97,244,578

Net income attributable to CB&I per share:
Basic	$2.60	$2.08	$1.82
Diluted	$2.55	$2.04	$1.79
(1) Antidilutive shares excluded from diluted EPS	170,384	429,308	489,013

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	ACQUISITIONS

Through December 31, 2010, we held a 50% equity investment in Catalytic Distillation Technologies (“CDTECH”), which provides license, basic engineering and catalyst supply for catalytic distillation applications, including gasoline desulphurization and alkylation processes. This investment was accounted for by the equity method and was reflected in the operating results of Lummus Technology. On December 31, 2010, we acquired Chemical Research and Licensing (“CR&L”) from CRI/Criterion, a subsidiary of Royal Dutch Shell plc., for approximately $38,400, net of cash acquired. The acquisition of CR&L included a research and development and catalyst manufacturing facility, and enabled us to assume the remaining 50% equity interest in CDTECH. Beginning in 2011, the results of operations of CDTECH were consolidated and continue to reside within Lummus Technology.

The aggregate purchase price noted above was allocated to the major categories of assets and liabilities acquired based upon their estimated fair values, none of which were significant to our Balance Sheets at December 31, 2011 or 2010. The change in our purchase price allocation from December 31, 2010 did not have a significant impact on our Balance Sheet at December 31, 2011 or our 2011 Consolidated Statement of Operations (“Statement of Operations”).

We had no acquisitions in 2011, and other acquisitions during 2010 and 2009 were not material.

5.	GOODWILL AND OTHER INTANGIBLES

Goodwill — At December 31, 2011 and 2010, our goodwill was $926,393 and $938,855, respectively, attributable to the excess of the purchase price over the fair value of net assets acquired as part of previous acquisitions. The change in goodwill by business sector for 2011 and 2010 was as follows:

	Steel Plate Structures	Project Engineering and Construction	Lummus Technology	Total
Balance at December 31, 2009	$45,709	$480,635	$436,346	$962,690
Acquisitions(1)	—	—	9,135	9,135
Foreign currency translation and other(2)	2,788	(26,398)	(9,360)	(32,970)

Balance at December 31, 2010	$48,497	$454,237	$436,121	$938,855

Purchase price allocation adjustments(1)	—	—	1,251	1,251
Foreign currency translation and other(2)	(177)	(9,812)	(3,724)	(13,713)

Balance at December 31, 2011	$48,320	$444,425	$433,648	$926,393

(1)	These changes are associated with the acquisition of CDTECH on December 31, 2010. See Note 4 above for additional discussion of the acquisition.
(2)	These changes are inclusive of the impact of foreign currency translation and reductions associated with U.S. tax goodwill in excess of book goodwill.

As discussed in Note 2, in the fourth quarter of 2011, we performed our annual impairment assessment utilizing the option to first perform a qualitative assessment of goodwill to determine whether it was more likely than not that the fair value of a reporting unit was less than its carrying value. Based upon this qualitative assessment, a two-phase quantitative assessment was not required to be performed for any of our reporting units and no impairment charge was necessary during 2011. There can be no assurance that future goodwill impairment tests will not result in charges to earnings.

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Intangible Assets — The following table provides a summary of our acquired finite-lived intangible assets at December 31, 2011 and 2010, including weighted-average useful lives for each major intangible asset class and in total:

	December 31, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets (weighted average life)
Process technologies (15 years)(1)	$228,363	$(57,381)	$230,031	$(42,870)
Tradenames (9 years)	38,346	(25,814)	38,563	(19,782)
Backlog (5 years)	10,669	(8,782)	10,727	(6,684)
Lease agreements (6 years)	7,279	(5,792)	7,516	(3,781)
Non-compete agreements (7 years)	2,895	(1,664)	2,958	(1,277)

Total (14 years)	$287,552	$(99,433)	$289,795	$(74,394)

(1)

Our technologies primarily relate to our process licenses for the gas processing, hydrocarbon refining and petrochemical industries. The technologies were valued based upon their ability to generate earnings in excess of those associated with standard products. The valuation included an analysis of current and potential industry and competitive factors, including market share, barriers to entry, pricing, competitor and customer technologies, research and development budgets, patent protection and potential for product line extensions. The amortization periods were estimated based upon a combination of the expectations of general industry refurbishment rates for the types of technologies we provide, remaining patent protection periods for our patented technologies, and the expected lives of those technologies for which we do not seek patent protection.

The decrease in other intangibles during 2011 related to amortization expense and the impact of foreign currency translation. Amortization expense for 2011, 2010 and 2009 was $26,302, $23,690, and $23,326, respectively. For intangibles existing at December 31, 2011, the amortization for 2012, 2013, 2014, 2015 and 2016 is anticipated to be approximately $22,700, $16,500, $15,800, $15,300, and $15,300, respectively.

6.	JOINT VENTURE ARRANGEMENTS

As discussed in Note 2, we account for our unconsolidated joint ventures primarily using the equity method of accounting. Further, we consolidate any joint venture that is determined to be a VIE for which we are the primary beneficiary, or which we otherwise effectively control.

Unconsolidated Joint Ventures — The following is a summary description of our material unconsolidated joint ventures, which have been accounted for using the equity method:

•

Chevron-Lummus Global — We have a 50% equity interest in Chevron-Lummus Global (“CLG”), which provides license, basic engineering services and catalyst supply for deep conversion (e.g. hydrocracking), residual hydroprocessing and lubes processing. The business primarily focuses on converting/upgrading heavy/sour crude that is produced in the refinery process to more marketable products. As sufficient capital investments in CLG have been made by the joint venture partners, it does not qualify as a VIE.

•	CDTECH — As discussed in Note 4, through December 31, 2010, we held a 50% equity interest in CDTECH. On December 31, 2010, we acquired the remaining 50% equity interest in CDTECH, and

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accordingly, we consolidated the entity as of that date. Our 2011 Statement of Operations includes the results of operations of CDTECH and our Balance Sheet at December 31, 2011 and 2010 includes the assets acquired and liabilities assumed in the acquisition.

The following tables present: (1) summarized income statement data for CLG in 2011 and combined information for CDTECH and CLG in 2010 and 2009, and (2) summarized balance sheet information for CLG at December 31, 2011 and 2010:

	Years Ended December 31,
	2011	2010	2009
Revenue	$169,139	$170,667	$228,501
Gross profit	$60,361	$79,827	$102,193
Income from operations	$32,687	$34,054	$56,011
Net income	$32,628	$33,116	$55,544

	December 31,
	2011	2010
Current assets	$154,926	$132,497
Current liabilities	$42,518	$28,833
Non-current liabilities	$3,021	$2,904

In addition to CLG and CDTECH, we have had various other equity method joint ventures that were not material to our consolidated results of operations or financial position. Dividends received for equity method joint ventures were $9,605, $26,853 and $24,219 during 2011, 2010 and 2009, respectively.

Consolidated Joint Ventures — The following is a summary description of the material joint ventures we consolidate due to their designation as VIEs for which we are the primary beneficiary:

•

CBI Kentz Joint Venture — In 2011, a joint venture between CB&I (65%) and Kentz (35%) was formed to execute the structural, mechanical, piping, electrical and instrumentation work and to provide commissioning support for the construction of three Liquefied Natural Gas (“LNG”) trains, including associated utilities and a domestic gas processing and compression plant for the Gorgon LNG project, located on Barrow Island, Australia. The contract value of the project as of December 31, 2011 was approximately $2.3 billion.

•

CBI Clough Joint Venture — In 2009, a joint venture between CB&I (65%) and Clough (35%) was formed to execute the EPC work for a gas conditioning plant, nearby wellheads and associated piping and infrastructure for the Papua New Guinea LNG project, located in the Southern Highlands of Papua New Guinea. The contract value of the project as of December 31, 2011 was approximately $2.0 billion.

The following table presents summarized balance sheet information for the aforementioned VIEs:

	December 31,
	2011	2010
CBI Kentz Joint Venture
Current assets	$26,415	$—
Current liabilities	$17,417	$—
CBI Clough Joint Venture
Current assets	$81,773	$53,034
Current liabilities	$22,498	$16,273

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	SUPPLEMENTAL BALANCE SHEET DETAIL

The components of property and equipment, accrued liabilities and other non-current liabilities at December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
Components of Property and Equipment
Land and improvements	$55,406	$58,667
Buildings and improvements	141,102	142,196
Plant, field equipment and other	352,392	349,405

Total property and equipment	548,900	550,268
Accumulated depreciation	(286,897)	(260,062)

Property and equipment, net	$262,003	$290,206

Components of Accrued Liabilities
Payroll, vacation, bonuses and savings plan obligations	$125,862	$118,080
Self-insurance, retention and other reserves	4,284	3,627
Postretirement medical benefit obligations	3,808	4,311
Pension obligations	3,327	7,132
Other	107,857	102,679

Accrued liabilities	$245,138	$235,829

Components of Other Non-Current Liabilities
Pension obligations	$62,667	$60,650
Postretirement medical benefit obligations	51,250	47,101
Self-insurance, retention and other reserves	19,103	18,870
Income tax reserves	7,374	12,881
Other	103,590	104,578

Other non-current liabilities	$243,984	$244,080

8.	RESTRUCTURING COSTS

During 2009, we recognized charges within other operating expense for severance costs, costs associated with the reorganization of our business sectors and costs associated with the closure of certain fabrication facilities. The charges, which were substantially paid during 2009, were approximately $15,300 and were distributed among our business sector as follows: Steel Plate Structures – approximately $5,900, Project Engineering and Construction — approximately $6,800 (net of a gain on the sale of a non-controlling equity investment), and Lummus Technology — approximately $2,600. We do not expect these activities to have a material effect on our future sector or consolidated results of operations or cash flow.

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2010 and 2011, we consolidated or relocated several of our leased U.S. and international engineering offices in support of the requirements of our backlog, which resulted in the recognition of charges totaling $10,616 and $13,342, respectively, within cost of revenue. The charges were primarily associated with the accelerated recognition of future operating lease expense for unutilized facility capacity in our Project Engineering and Construction and Steel Plate Structures sectors, where we remain contractually obligated to a lessor. The following table presents the total accelerated operating lease charges recognized during 2010 and 2011 and the remaining net operating lease obligation at December 31, 2010 and 2011:

	Years Ended December 31,
	2011	2010
Beginning Balance	$6,105	$—
Charges(1)	10,081	6,727
Cash payments	(1,840)	(750)
Foreign exchange and other	932	128

Ending Balance(2)	$15,278	$6,105

(1)

During 2010, all charges were related to facilities in our Project Engineering and Construction sector. During 2011, charges of $2,816 and $7,265 were related to facilities in our Steel Plate Structures and Project Engineering and Construction sectors, respectively.

(2)	The remaining net operating lease obligation was recorded in accrued liabilities and other non-current liabilities, based on the anticipated timing of payments.

Additionally, we recognized charges associated with the write-down of leasehold improvements and other long-term assets in the facilities noted above. These charges were $3,889 in 2010 (all of which related to our Project Engineering and Construction sector) and $3,261 in 2011 ($2,077 and $1,184 for our Steel Plate Structures and Project Engineering and Construction sectors, respectively). We do not expect these consolidation activities to have a material effect on our future sector or consolidated results of operations or cash flow.

9.	DEBT

Our outstanding debt at December 31, 2011 and 2010 was as follows:

	December 31,
	2011	2010
Current
Current maturity of long-term debt	$40,000	$40,000
Notes payable	—	334

Current debt	$40,000	$40,334

Long-Term
Revolving Facility: $1,100,000 four-year revolver (interest at prime plus an applicable floating margin or LIBOR plus an applicable floating margin)	$—	$—
LC Agreement: $125,000 letter of credit and term loan agreement (term loan interest at LIBOR plus 1.75%)	—	—
Term Loan: $200,000 term loan (interest at LIBOR plus an applicable floating margin)	40,000	80,000
Less: current maturity of long-term debt	(40,000)	(40,000)

Long-term debt	$—	$40,000

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revolving Facility — We have a four-year, $1,100,000, committed and unsecured revolving credit facility (the “Revolving Facility”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, and Bank of America, N.A. (“BofA”), as syndication agent, which expires in July 2014. The Revolving Facility has a borrowing sublimit of $550,000 and certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum net worth level. The Revolving Facility also includes customary restrictions regarding subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, and mergers and acquisitions, as well as a trailing twelve-month limitation of $200,000 for dividend payments and share repurchases, among other restrictions. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. The interest, letter of credit fee, and commitment fee percentages are based upon our quarterly leverage ratio. In the event that we were to borrow funds under the facility, interest would be assessed at either prime plus an applicable floating margin or LIBOR plus an applicable floating margin. As of December 31, 2011, we had issued $434,128 of letters of credit under the Revolving Facility. Such letters of credit are generally issued to customers in the ordinary course of business to support advance payments and performance guarantees, in lieu of retention on our contracts, or in certain cases, are issued in support of our insurance program. As of December 31, 2011, we had $665,872 of available capacity under the Revolving Facility.

LC Agreement — We have a $125,000 committed and unsecured letter of credit and term loan agreement (the “LC Agreement”) with BofA, as administrative agent, JPMorgan, and various private placement note investors, which expires in November 2014. Under the terms of the LC Agreement, either BofA or JPMorgan (the “LC Issuers”) can issue letters of credit. As of December 31, 2011, the LC Agreement was fully utilized. The LC Agreement has financial and restrictive covenants similar to those noted above for the Revolving Facility. In the event of our default under the LC Agreement, including our failure to reimburse a draw against an issued letter of credit, the LC Issuers could transfer their claim against us, to the extent such amount is due and payable by us under the LC Agreement, to the private placement lenders, creating a term loan that is due and payable no later than the stated maturity of the respective LC Agreement. In addition to quarterly letter of credit fees that we pay under the LC Agreement, we would be assessed an applicable rate of interest over LIBOR to the extent that a term loan is in effect.

Term Loan — We have a $200,000 unsecured term loan (the “Term Loan”) with JPMorgan, as administrative agent, and BofA, as syndication agent. Interest under the Term Loan is paid quarterly in arrears and, at our election, is based upon LIBOR plus an applicable floating margin. However, we have an interest rate swap that provides for an interest rate of approximately 5.57%, inclusive of the applicable floating margin. The remaining Term Loan balance is scheduled to be repaid in November 2012. The Term Loan has financial and restrictive covenants similar to those noted above for the Revolving Facility.

Uncommitted Facilities — We also have various short-term, uncommitted revolving credit facilities (the “Uncommitted Facilities”) across several geographic regions of approximately $1,420,111. These facilities are generally used to provide letters of credit or bank guarantees to customers to support advance payments and performance guarantees in the ordinary course of business or in lieu of retention on our contracts. At December 31, 2011, we had available capacity of $677,342 under these facilities. In addition to providing letters of credit or bank guarantees, we also issue surety bonds in the ordinary course of business to support our contract performance.

Compliance and Other — During 2011, we had no material borrowings under the Revolving Facility, the LC Agreement or the Uncommitted Facilities. As of December 31, 2011, we were in compliance with all of our restrictive and financial covenants. Capitalized interest was insignificant in 2011, 2010 and 2009.

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	FINANCIAL INSTRUMENTS

Foreign Currency Exchange Rate Derivatives

Operating Exposures — At December 31, 2011, the notional value of our outstanding forward contracts to hedge certain foreign exchange-related operating exposures was approximately $73,200. These contracts vary in duration, maturing up to three years from period-end. Certain of these hedges are designated as cash flow hedges, allowing changes in their fair value to be recognized in AOCI until the associated underlying operating exposure impacts our earnings. We exclude forward points, which are recognized as ineffectiveness within cost of revenue and are not material to our earnings, from our hedge assessment analysis.

Intercompany Loan Exposures — At December 31, 2011, the notional value of our outstanding forward contracts to hedge certain intercompany loans utilized to finance non-U.S. subsidiaries was approximately $3,200. These contracts, which we do not designate as cash flow hedges, generally mature within seven days of period-end and changes in their fair value are recognized in cost of revenue, generally offsetting any translation gains (losses) on the underlying loans.

Interest Rate Derivatives

Interest Rate Exposures — We continue to utilize a swap arrangement to hedge against interest rate variability associated with our Term Loan. The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Loan at inception and as of December 31, 2011. Accordingly, changes in the fair value of the hedge are recognized in AOCI.

Financial Instruments Disclosures

The following tables present the fair value of our cash and cash equivalents, foreign currency exchange rate derivatives and interest rate derivatives as of December 31, 2011 and 2010, respectively, by valuation hierarchy and balance sheet classification:

	December 31, 2011
	Quoted Market Prices In Active Markets (Level 1)	Internal Models With Significant Observable Market Parameters (Level 2)(1)	Internal Models With Significant Unobservable Market Parameters (Level 3)	Total Carrying Value On The Consolidated Balance Sheet
Assets
Cash and cash equivalents	$671,811	$—	$—	$671,811
Other current assets	—	2,983	—	2,983
Other non-current assets	—	51	—	51

Total assets at fair value	$671,811	$3,034	$—	$674,845

Liabilities
Accrued liabilities	$—	$(4,414)	$—	$(4,414)
Other non-current liabilities	—	(433)	—	(433)

Total liabilities at fair value	$—	$(4,847)	$—	$(4,847)

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2010
	Quoted Market Prices In Active Markets (Level 1)	Internal Models With Significant Observable Market Parameters (Level 2)(1)	Internal Models With Significant Unobservable Market Parameters (Level 3)	Total Carrying Value On The Consolidated Balance Sheet
Assets
Cash and cash equivalents	$481,738	$—	$—	$481,738
Other current assets	—	1,814	—	1,814
Other non-current assets	—	187	—	187

Total assets at fair value	$481,738	$2,001	$—	$483,739

Liabilities
Accrued liabilities	$—	$(4,102)	$—	$(4,102)
Other non-current liabilities	—	(1,427)	—	(1,427)

Total liabilities at fair value	$—	$(5,529)	$—	$(5,529)

(1)

We are exposed to credit risk associated with potential non-performance of counterparties on our hedging instruments and the fair value of our derivatives reflects this credit risk. The total assets at fair value above represent the maximum loss that we would incur on our outstanding hedges if the applicable counterparties failed to perform according to the hedge contracts. To help mitigate counterparty credit risk, we transact only with counterparties that are rated as investment grade or higher and monitor all such counterparties on a continuous basis.

A financial instrument’s categorization within the valuation hierarchy above is based upon the lowest level of input that is significant to the fair value measurement. Cash and cash equivalents are classified within Level 1 of the valuation hierarchy as they are valued at cost, which approximates fair value. Exchange-traded derivative positions are classified within Level 2 of the valuation hierarchy, as they are valued using readily observable market parameters (quoted market prices for similar assets and liabilities in active markets) as their basis. Level 2 derivatives are valued utilizing an income approach, which discounts future cash flow based upon current market expectations and adjusts for credit risk. In some cases, derivatives may be valued based upon models with significant unobservable market parameters and would be classified within Level 3 of the valuation hierarchy. We did not have any Level 3 classifications as of December 31, 2011 or 2010.

The carrying values of our accounts receivable, accounts payable and notes payable approximate their fair values because of the short-term nature of these instruments. At December 31, 2011 and 2010, the fair value of our long-term debt, based upon the current market rates for debt with similar credit risk and maturity, approximated its carrying value as interest is based upon LIBOR plus an applicable floating spread and is paid quarterly in arrears.

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivatives Disclosures

The following table presents the total fair value by underlying risk and balance sheet classification for both derivatives designated as cash flow hedges and derivatives not designated as cash flow hedges as of December 31, 2011 and 2010:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Classification	December 31, 2011	December 31, 2010	Balance Sheet Classification	December 31, 2011	December 31, 2010
Derivatives designated as cash flow hedges
Interest rate	Other current and non-current assets	$—	$—	Accrued and other non-current liabilities	$(1,274)	$(4,248)
Foreign currency	Other current and non-current assets	750	1,425	Accrued and other non-current liabilities	(1,191)	(631)

		$750	$1,425		$(2,465)	$(4,879)

Derivatives not designated as cash flow hedges
Interest rate	Other current and non-current assets	$—	$—	Accrued and other non- current liabilities	$—	$—
Foreign currency	Other current and non-current assets	2,284	576	Accrued and other non-current liabilities	(2,382)	(650)

		$2,284	$576		$(2,382)	$(650)

Total fair value		$3,034	$2,001		$(4,847)	$(5,529)

The following table presents the total value, by underlying risk, recognized in other comprehensive income (“OCI”) and reclassified from AOCI to interest expense (interest rate derivatives) and cost of revenue (foreign currency derivatives) during 2011 and 2010 for derivatives designated as cash flow hedges:

	Amount of Gain (Loss) on Effective Derivative Portion
	Recognized in OCI			Reclassified from AOCI into Earnings(1)
	Years Ended December 31,
	2011		2010	2011	2010
Derivatives designated as cash flow hedges
Interest rate	$(150)		$(2,335)	$(3,243)	$(4,834)
Foreign currency	(444)		996	720	808

Total	$(594	)(1)	$(1,339)	$(2,523)	$(4,026)

(1)	Net unrealized losses of $1,139 are expected to be reclassified from AOCI into earnings during the next 12 months due to settlement of the associated underlying obligations.

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the total value, by underlying risk, recognized in interest expense (interest rate derivatives) and cost of revenue (foreign currency derivatives) for 2011 and 2010 for derivatives not designated as cash flow hedges:

	Amount of Gain (Loss) Recognized in Earnings
	Years Ended December 31,
	2011	2010
Derivatives not designated as cash flow hedges
Interest rate	$—	$—
Foreign currency	(3,919)	(2,352)

Total	$(3,919)	$(2,352)

11.	RETIREMENT BENEFITS

Defined Contribution Plans

We sponsor multiple contributory defined contribution plans for eligible employees with various features including voluntary pre-tax salary deferral features, matching contributions, and savings plan contributions in the form of cash or our common stock, to be determined annually. During 2011, 2010 and 2009, we expensed $43,530, $43,451 and $47,891, respectively, for these plans. In addition, we sponsor several other defined contribution plans that cover salaried and hourly employees for which we do not provide contributions. The cost of these plans was not significant to us in 2011, 2010 or 2009.

Defined Benefit Pension and Other Postretirement Plans

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

Components of Net Periodic Benefit Cost

	Pension Plans			Other Postretirement Plans
	2011	2010	2009	2011	2010	2009
Service cost	$4,020	$3,236	$5,492	$966	$1,092	$1,493
Interest cost	29,296	26,868	27,201	2,918	2,984	3,493
Expected return on plan assets	(26,197)	(23,561)	(21,020)	—	—	—
Amortization of prior service (credits) costs	(489)	96	99	(269)	(269)	(269)
Recognized net actuarial loss (gain)	1,152	1,427	734	(476)	(369)	(203)
Settlement/curtailment(1)	—	3,763	651	—	—	—

Net periodic benefit expense	$7,782	$11,829	$13,157	$3,139	$3,438	$4,514

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Change in Benefit Obligation

	Pension Plans		Other Postretirement Plans
	2011	2010	2011	2010
Benefit obligation at beginning of year	$537,948	$504,169	$51,412	$52,008
Service cost	4,020	3,236	966	1,092
Interest cost	29,296	26,868	2,918	2,984
Actuarial loss (gain)(2)	31,293	48,744	1,931	(2,082)
Plan participants’ contributions	3,172	3,019	1,711	1,802
Benefits paid	(26,793)	(24,387)	(3,849)	(4,257)
Settlement/curtailment(1)	—	3,457	—	—
Currency translation	(15,742)	(27,158)	(31)	(135)

Benefit obligation at end of year	$563,194	$537,948	$55,058	$51,412

Change in Plan Assets

	Pension Plans		Other Postretirement Plans
	2011	2010	2011	2010
Fair value at beginning of year	$494,416	$476,894	$—	$—
Actual return on plan assets	35,338	43,366	—	—
Benefits paid	(26,793)	(24,387)	(3,849)	(4,257)
Employer contributions(3)	19,201	21,708	2,138	2,455
Plan participants’ contributions	3,172	3,019	1,711	1,802
Currency translation	(14,451)	(26,184)	—	—

Fair value at end of year	$510,883	$494,416	$—	$—

Funded status	$(52,311)	$(43,532)	$(55,058)	$(51,412)
Amounts recognized in the balance sheet consist of:
Prepaid benefit cost within other non-current assets	$13,683	$24,250	$—	$—
Accrued benefit cost within accrued liabilities	(3,327)	(7,132)	(3,808)	(4,311)
Accrued benefit cost within other non-current liabilities	(62,667)	(60,650)	(51,250)	(47,101)

Net funded status recognized	$(52,311)	$(43,532)	$(55,058)	$(51,412)

Unrecognized net prior service (credits) costs	$(2,812)	$1,150	$(535)	$(805)
Unrecognized net actuarial loss (gain)	48,280	23,848	(9,767)	(12,256)

Accumulated other comprehensive loss (income), before taxes(4)	$45,468	$24,998	$(10,302)	$(13,061)

(1)	The settlement/curtailment amounts were primarily associated with accelerated benefit accruals for one of our international pension plans.
(2)	The actuarial loss for 2011 and 2010 was primarily associated with a decrease in discount rate assumptions for our international pension plans.
(3)	During 2012, we expect to contribute approximately $15,800 and $3,800 to our pension and other postretirement plans, respectively.
(4)	During 2012, we expect to recognize $374 and $2,383 of previously unrecognized net prior service pension costs and net actuarial pension losses, respectively.

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Benefit Obligation — At December 31, 2011 and 2010, the accumulated benefit obligation for all defined benefit pension plans was $554,804 and $526,700, respectively. The following table reflects those defined benefit plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
	2011	2010
Projected benefit obligation	$185,974	$182,624
Accumulated benefit obligation	$185,212	$181,813
Fair value of plan assets	$119,988	$118,607

Plan Assumptions — The following table reflects the weighted-average assumptions used to measure our defined benefit pension and other postretirement plans:

	Pension Plans		Other Postretirement Plans
	2011	2010	2011	2010
Weighted-average assumptions used to determine benefit obligations at December 31,
Discount rate	4.82%	5.45%	4.85%	5.74%
Rate of compensation increase(1)	3.64%	3.88%	n/a	n/a
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31,
Discount rate	5.45%	5.70%	5.74%	5.86%
Expected long-term return on plan assets(2)	4.61%	4.97%	n/a	n/a
Rate of compensation increase(1)	3.64%	3.88%	n/a	n/a

(1)	The rate of compensation increase relates solely to the defined benefit plans that factor compensation increases into the valuation.
(2)	The expected long-term rate of return on plan assets was derived using historical returns by asset category and expectations for future capital market performance.

Benefit Payments — The following table includes the expected defined benefit pension and other postretirement plan payments for the next 10 years:

Year	Pension Plans	Other Postretirement Plans
2012	$26,226	$3,821
2013	$27,399	$3,979
2014	$29,194	$4,008
2015	$30,041	$4,064
2016	$31,599	$4,141
2017-2021	$167,569	$20,382

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

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our defined benefit pension plan assets in the U.S. are invested in a well-diversified portfolio of equities (including U.S. large, mid and small-capitalization and international equities) and fixed income securities (including corporate and government bonds). Non-U.S. defined benefit pension plan assets are similarly invested in well-diversified portfolios of equity, fixed income and other securities. At December 31, 2011, our target weighted-average asset allocations by asset category were: equity securities (20%-30%), fixed income securities (60%-70%), and other investments (0%-10%).

The following tables present the fair value of our plan assets by investment category and valuation hierarchy level as of December 31, 2011 and 2010:

	December 31, 2011
	Quoted Market Prices In Active Markets (Level 1)	Internal Models With Significant Observable Market Parameters (Level 2)	Internal Models With Significant Unobservable Market Parameters (Level 3)	Total Carrying Value On The Consolidated Balance Sheet
Asset Category
Equity Securities:
Global Equities	$6,189	$—	$—	$6,189
International Funds(a)	—	119,666	—	119,666
Emerging Markets Growth Funds	—	10,717	—	10,717
U.S. Large-Cap Growth Funds	—	2,862	—	2,862
U.S. Mid-Cap Growth Funds	—	630	—	630
U.S. Small-Cap Growth Funds	—	396	—	396
U.S. Small-Cap Value Funds	—	382	—	382
Fixed Income Securities:
Euro Government Bonds(b)	—	166,713	—	166,713
Euro Corporate Bonds(c)		84,726		84,726
U.K. Government Index-Linked Bonds(d)	—	22,918	—	22,918
U.K. Corporate Bonds(e)	—	13,564	—	13,564
Other International Bonds(f)	—	59,612	—	59,612
U.S. Corporate and Government Bonds	—	1,696	—	1,696
Guaranteed Investment Contracts	—	974	—	974
Other Investments:
Private Equity Funds	—	—	10,632	10,632
Commodities	—	9,206	—	9,206

Total Assets at Fair Value	$6,189	$494,062	$10,632	$510,883

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2010
	Quoted Market Prices In Active Markets (Level 1)	Internal Models With Significant Observable Market Parameters (Level 2)	Internal Models With Significant Unobservable Market Parameters (Level 3)	Total Carrying Value On The Consolidated Balance Sheet
Asset Category
Equity Securities:
Global Equities	$4,885	$—	$—	$4,885
International Funds(a)	—	152,632	—	152,632
Emerging Markets Growth Funds	—	5,011	—	5,011
U.S. Large-Cap Growth Funds	—	2,882	—	2,882
U.S. Mid-Cap Growth Funds	—	682	—	682
U.S. Small-Cap Value Funds	—	394	—	394
U.S. Small-Cap Growth Funds	—	381	—	381
Fixed Income Securities:
Euro Government Bonds(b)	—	85,235	—	85,235
Euro Corporate Bonds(c)	—	44,977	—	44,977
U.K. Government Index-Linked Bonds(d)	—	26,766	—	26,766
U.K. Corporate Bonds(e)	—	13,709	—	13,709
Other International Bonds(f)	—	134,410	—	134,410
U.S. Corporate and Government Bonds	—	1,893	—	1,893
Guaranteed Investment Contracts	—	845	—	845
Other Investments:
Private Equity Funds	—	—	10,776	10,776
Commodities	—	8,938	—	8,938

Total Assets at Fair Value	$4,885	$478,755	$10,776	$494,416

The following provides descriptions for plan asset categories with significant balances in the tables above:

(a)	Investments in various funds that track international indices.

(b)	Investments in European Union government securities with credit ratings of AAA.

(c)	Investments in European fixed interest securities with credit ratings of BBB and above.

(d)	Investments predominantly in U.K. Treasury securities with credit ratings of AAA.

(e)	Investments predominantly in U.K. fixed interest securities with credit ratings of BBB and above.

(f)	Investments predominantly in various international fixed income obligations that are individually insignificant.

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

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Level 3 assets include private equity hedge funds for which the principal investment objective is to invest in a portfolio that delivers excess returns over cash with low volatility and near zero betas to traditional asset classes, when measured over an economic cycle. The following table presents the activity in these funds for 2011 and 2010:

	Years Ended December 31,
	2011	2010
Beginning Balance	$10,776	$4,227
Actual return on plan assets	(11)	540
Purchases, sales and settlements	28	6,052
Translation loss	(161)	(43)

Ending Balance	$10,632	$10,776

Health Care Cost Inflation — We maintain multiple medical plans for certain groups of retirees and their dependents in the U.S. and the U.K., subject to vesting requirements. Under our program in the U.S., certain eligible current and future retirees are covered by a defined fixed dollar benefit, under which our costs for each participant are fixed. Additionally, there is a closed group of U.S. retirees for which we assume some or all of the cost of coverage. For this group, health care cost trend rates are projected at annual rates ranging from 8.5% in 2012 down to 5.0% in 2018 and beyond. The assumed annual rate of health care cost inflation for the U.K. plan is 7.1%. Under both the U.S. and U.K. programs, new employees are not eligible for post-retirement medical benefits.

Increasing (decreasing) the assumed health care cost trends by one percentage point for our programs is estimated to increase (decrease) the total of the service and interest cost components of net postretirement health care cost for 2011 and the accumulated postretirement benefit obligation at December 31, 2011, as follows:

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease
Effect on total of service and interest cost	$101	$(90)
Effect on postretirement benefit obligation	$1,994	$(1,767)

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Multi-employer Pension Plans — We contribute to certain union sponsored multi-employer defined benefit pension plans, primarily in the U.S. and Canada. Benefits under these plans are generally based upon years of service and compensation levels. Under U.S. legislation regarding such pension plans, the risks of participation are different than single-employer pension plans as (1) assets contributed to the plan by a company may be used to provide benefits to participants of other companies, (2) if a participating company discontinues contributions to a plan, other participating companies may have to cover any unfunded liability that may exist, and (3) a company is required to continue funding its proportionate share of a plan’s unfunded vested benefits in the event of withdrawal (as defined by the legislation) from a plan or plan termination. The following table provides additional information regarding our significant multi-employer defined benefit pension plans, including the funding level of each plan (or zone status, as defined by the Pension Protection Act), whether actions to improve the funding level of the plan have been implemented, where required (a funding improvement plan (“FIP”) or rehabilitation plan (“RP”)), and our contributions to each significant plan for 2011, 2010 and 2009, among other disclosures:

								Expiration Date of Collective- Bargaining Agreement
		Pension Protection Act
	EIN/Plan	(% Funded)(1)		FIP/RP Plan(1)	Total Company Contributions(2)
Pension Fund	Number	2011	2010		2011	2010	2009
Boilermaker-Blacksmith National Pension Trust	48-6168020 - 001	65% - 80%	65% - 80%	Yes	$5,748	$3,238	$4,699	10/13
Twin City Carpenters and Joiners Pension Fund	41-6043137 - 001	65% - 80%	65% - 80%	Yes	1,714	1,312	1,179	04/13
Minnesota Laborers Pension Plan(3)	41-6159599 - 001	Not Available	> 80%	No	866	654	591	04/13
Twin City Iron Workers Pension Plan(3)	41-6084127 - 001	Not Available	65% - 80%	Yes	699	475	180	04/13
Boilermakers’ National Pension Plan (Canada)	366708	N/A	N/A	N/A	7,154	6,634	3,742	04/15
Edmonton Pipe Industry Pension Plan (Canada)	546028	N/A	N/A	N/A	1,469	338	428	04/15
Alberta Ironworkers Pension Fund (Canada)	555656	N/A	N/A	N/A	1,156	459	14	04/15
All Other(4)					644	572	986

					$19,450	$13,682	$11,819

(1)

Pension Protection Act Zone Status and FIP/RP plans are applicable to our U.S.-registered plans only, as these terms are not defined within Canadian pension legislation. In the U.S., plans funded less than 65% are in the red zone, plans funded at least 65%, but less than 80% are in the yellow zone, and plans funded at least 80% are in the green zone. The requirement for FIP or RP plans in the U.S. is based on the funding level or zone status of the applicable plan.

(2)

Our contributions for only the Boilermakers’ National Pension Plan (Canada) exceeded 5% of total plan contributions for 2010 and 2009. For 2011, our contributions as a percentage of total plan contributions were not available for any of our plans. The level of our contributions to each plan noted above varies from period to period based upon the level of work being performed that is covered under the applicable collective-bargaining agreement.

(3)

The funding level (zone status) for the 2011 plan year was not available for these plans. However, based on total plan assets and accumulated benefit obligations, the Minnesota Laborers Pension Plan was greater than 80% funded (green zone status) as of January 1, 2011. Funding level information for the 2011 plan year was not available for the Twin City Iron Workers Pension Plan.

(4)	Our remaining contributions are to various U.S. and Canadian plans, which are immaterial individually and in the aggregate.

We also contribute to our multi-employer plans for annuity benefits covered under the defined contribution portion of the plans as well as health benefits. We made contributions to our multi-employer plans of $12,170, $8,796 and $11,947 during 2011, 2010, and 2009, respectively, for these additional benefits.

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	COMMITMENTS AND CONTINGENCIES

Leases — Certain facilities and equipment, including project-related field equipment, are rented under operating leases that expire at various dates through 2022. Rent expense for operating leases was $73,835, $60,529, and $69,180 in 2011, 2010 and 2009, respectively. Future minimum payments under non-cancelable operating leases having initial terms of one year or more are as follows:

Year	Amount
2012	$67,525
2013	51,947
2014	35,083
2015	27,098
2016	24,173
Thereafter	66,518

Total(1)	$272,344

(1)	Approximately $37,500 of minimum lease payments above are contractually recoverable through our cost-reimbursable projects.

Certain lease agreements contain escalation provisions based upon specific future inflation indices which could impact the future minimum payments presented above. The costs related to leases with an initial term of less than one year have been reflected in rent expense but have been excluded from the future minimum payments presented above.

Legal Proceedings — We have been and may from time to time be named as a defendant in legal actions claiming damages in connection with engineering and construction projects, technology licenses and other matters. These are typically claims that arise in the normal course of business, including employment-related claims and contractual disputes or claims for personal injury or property damage which occur in connection with services performed relating to project or construction sites. Contractual disputes normally involve claims relating to the timely completion of projects, performance of equipment or technologies, design or other engineering services or project construction services provided by us. We do not believe that any of our pending contractual, employment-related personal injury or property damage claims and disputes will have a material effect on our future results of operations, financial position or cash flow.

Asbestos Litigation — We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Over the past several decades and through December 31, 2011, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 5,200 plaintiffs and, of those claims, approximately 1,400 claims were pending and 3,800 have been closed through dismissals or settlements. Over the past several decades and through December 31, 2011, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount of approximately one thousand dollars per claim. We review each case on its own merits and make accruals based upon the probability of loss and our estimates of the amount of liability and related expenses, if any. We do not believe that any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow, and, at December 31, 2011, we had approximately $1,600 accrued for liability and related expenses. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

arrangements or other sources, we are unable to quantify the amount, if any, that we may expect to recover because of the variability in coverage amounts, limitations and deductibles, or the viability of carriers, with respect to our insurance policies for the years in question.

Environmental Matters — Our operations are subject to extensive and changing U.S. federal, state and local laws and regulations, as well as the laws of other countries, that establish health and environmental quality standards. These standards, among others, relate to air and water pollutants and the management and disposal of hazardous substances and wastes. We are exposed to potential liability for personal injury or property damage caused by any release, spill, exposure or other accident involving such pollutants, substances or wastes.

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

We believe that we are in compliance, in all material respects, with all environmental laws and regulations. We do not believe that any environmental matters will have a material adverse effect on our future results of operations, financial position or cash flow. We do not anticipate that we will incur material capital expenditures for environmental controls or for the investigation or remediation of environmental conditions during 2012 or 2013.

Letters of Credit/Bank Guarantees/Surety Bonds — In the ordinary course of business, we may obtain surety bonds and letters of credit, which we provide to our customers to secure advance payment or our performance under our contracts, or in lieu of retention being withheld on our contracts. In the event of our non-performance under a contract and an advance being made by a bank pursuant to a draw on a letter of credit, the advance would become a borrowing under a credit facility and thus our direct obligation. Where a surety incurs such a loss, an indemnity agreement between the parties and us may require payment from our excess cash or a borrowing under our credit facilities. When a contract is completed, the contingent obligation terminates and the bonds or letters of credit are returned. At December 31, 2011, we had provided $1,568,980 of surety bonds and letters of credit to support our contracting activities in the ordinary course of business. This amount fluctuates based upon the mix and level of contracting activity.

Insurance — We have elected to retain portions of future losses, if any, through the use of deductibles and self-insured retentions for our exposures related to third-party liability and workers’ compensation. Liabilities in excess of these amounts are the responsibilities of an insurance carrier. To the extent we are self-insured for these exposures, reserves (see Note 7) have been provided based upon our best estimates with input from our legal and insurance advisors. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the near term. We believe that reasonably possible losses, if any, for these matters, to the extent not otherwise disclosed and net of recorded reserves, will not have a material adverse effect on our future results of operations, financial position or cash flow. At December 31, 2011, we had outstanding surety bonds and letters of credit of $28,248 relating to our insurance programs.

Income Taxes — We provide income tax and associated interest reserves, where applicable, in situations where we have and have not received tax assessments. Tax and associated interest reserves are provided in those instances where we consider it more likely than not that additional taxes will be due in excess of amounts reflected in income tax returns filed worldwide. As a matter of standard policy, we continually review our exposure to additional income tax obligations and as further information is known or events occur, changes in our tax and interest reserves may be recorded within tax expense and interest expense, respectively.

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	SHAREHOLDERS’ EQUITY

Stock Held in Trust — From time to time, we grant restricted shares to key employees under our Long-Term Incentive Plan (see Note 14). Prior to 2010, restricted shares granted were transferred to a rabbi trust (the “Trust”) and held until the vesting restrictions lapsed, at which time the shares were released from the Trust and distributed to the applicable employees. Beginning in 2010, restricted shares are no longer transferred to the Trust upon grant, but instead are distributed directly to the applicable employees upon vesting.

Treasury Stock — Under Dutch law and our Articles of Association, we may hold no more than 10% of our issued share capital at any time.

Accumulated Other Comprehensive (Loss) Income (“AOCI”) — At December 31, 2011 and 2010, the components of AOCI, net of tax, were as follows:

	December 31,
	2011	2010
Currency translation adjustment	$(26,720)	$(7,027)
Unrealized fair value of cash flow hedges	(797)	(2,132)
Unrecognized net prior service pension credits (costs)	2,413	(104)
Unrecognized net actuarial pension losses	(36,048)	(11,729)

Total	$(61,152)	$(20,992)

Other — Changes in common stock, additional paid-in capital, stock held in trust and treasury stock for 2011 and 2010 primarily relate to activity associated with our stock-based compensation plans and share repurchases.

14.	STOCK PLANS

Under our employee stock purchase plan (“ESPP”), employees may make quarterly purchases of shares at a discount through regular payroll deductions for up to 8% of their compensation. The shares are purchased at 85% of the closing price per share on the first trading day following the end of the calendar quarter. Compensation expense related to our ESPP, representing the difference between the fair value on the date of purchase and the price paid, was $1,329, $1,356 and $1,475 for 2011, 2010 and 2009, respectively. At December 31, 2011, 1,596,782 authorized shares remained available for purchase under the ESPP.

Under our Long-Term Incentive Plan (the “Incentive Plan”), we can issue shares to employees and directors in the form of stock options, restricted shares or performance shares. This plan is administered by the Organization and Compensation Committee of our Board of Supervisory Directors, which selects those employees eligible to receive awards and determines the number of shares or options subject to each award, as well as the terms, conditions, performance measures, and other provisions of the award. Compensation expense related to our Incentive Plan was $33,969, $29,930 and $27,105 for 2011, 2010 and 2009, respectively. At December 31, 2011, 2,526,344 authorized shares remained available under the Incentive Plan for future stock option, restricted share or performance share grants.

Total stock-based compensation expense for our ESPP and the Incentive Plan was $35,298, $31,286 and $28,580 during 2011, 2010 and 2009, respectively. As of December 31, 2011, there was $31,287 of unrecognized compensation cost related to share-based grants, which is expected to be recognized over a weighted-average period of 1.5 years.

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We receive a tax deduction during the period in which certain options are exercised, generally for the difference in the option exercise price and the price of the shares at the date of exercise (“intrinsic value”). Additionally, we receive a tax deduction upon the vesting of restricted shares and performance shares for the price of the shares at the date of vesting. The total recognized tax benefit based on our compensation expense was $11,331, $10,196 and $7,946 for 2011, 2010 and 2009, respectively. The amount of tax deductions in excess of accumulated tax benefits recognized is reflected as a financing cash flow.

Stock Options — Stock options are generally granted at the market value on the date of grant and expire after 10 years. Options granted to employees typically vest over a period ranging from two to seven years. The expense for these awards was determined based upon the calculated Black-Scholes fair value of each stock option at the date of grant applied to the total number of options that were anticipated to fully vest. The weighted-average fair value per share of options granted during 2011, 2010 and 2009 was $20.53, $14.16 and $4.73, respectively. The aggregate intrinsic value of options exercised during 2011, 2010 and 2009 was $13,789, $8,692 and $907, respectively. From the exercise of stock options in 2011, we received net cash proceeds of $4,681 and realized an actual income tax benefit of $3,798. The following table represents stock option activity for 2011:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding options at beginning of year	1,745,975	$15.17
Granted	26,891	$33.63
Exercised	(484,230)	$9.67
Forfeited	(5,476)	$27.53
Expired	(16,000)	$7.41

Outstanding options at end of year(1)	1,267,160	$17.72	5.7	$26,852
Exercisable options at end of year	974,265	$15.79	5.4	$22,496

(1)

We estimate that 1,245,746 of these options will ultimately vest. These options have a weighted-average exercise price per share of $17.61, a weighted-average remaining contractual life of 5.7 years and a current aggregate intrinsic value of $26,533.

Using the Black-Scholes option-pricing model, the fair value of each option grant was estimated on the grant date based upon the following weighted-average assumptions:

	2011	2010	2009
Risk-free interest rate	2.85%	3.24%	2.22%
Expected dividend yield	0.59%	0.00%	0.00%
Expected volatility	69.65%	68.71%	62.28%
Expected life in years	6	6	6

The risk-free interest rate is based on the U.S. Treasury yield curve on the grant date, expected dividend yield is based on current dividend levels, expected volatility is based on the historical volatility of our stock, and the expected life of options granted represents the period of time that they are expected to be outstanding. We also use historical information to estimate option exercises and forfeitures.

Restricted Shares — Our Incentive Plan also allows for the issuance of restricted share awards that may not be sold or otherwise transferred until certain restrictions have lapsed, which is generally over a four-year graded vesting period. The unearned compensation related to these awards is recognized as compensation expense on a

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

straight-line basis over the vesting period, subject to retirement eligibility expense acceleration, where applicable. Restricted shares granted to directors vest, and are recognized as compensation expense, over one year. The compensation expense for our restricted share awards was determined based upon the market price of our stock at the date of grant applied to the total number of shares that we anticipate will fully vest.

The following table presents restricted share activity for 2011:

	Shares	Weighted-Average Grant-Date Fair Value per Share
Nonvested restricted shares
Balance at beginning of year	1,810,118	$17.03
Granted	443,519	$35.94
Distributed	(667,210)	$18.89
Forfeited	(23,739)	$21.28

Balance at end of year	1,562,688	$21.54

Directors’ shares subject to restrictions
Balance at beginning of year	41,566	$21.05
Granted	22,302	$39.23
Distributed	(41,566)	$21.05

Balance at end of year	22,302	$39.23

During 2010, 620,299 restricted shares (including 41,566 directors’ shares subject to restrictions) were granted with a weighted-average grant-date fair value per share of $22.04. During 2009, 1,577,679 restricted shares (including 35,200 directors’ shares subject to restrictions) were granted with a weighted-average grant-date fair value per share of $8.54. The total fair value of restricted shares that vested during 2011, 2010, and 2009 was $25,208, $17,568 and $3,274, respectively.

Performance Shares — Performance shares generally vest over three years and are expensed ratably over the vesting term, subject to achievement of specific Company performance goals and retirement eligibility expense acceleration, where applicable. Compensation expense for these awards is determined based upon the market price of our stock at the date of grant applied to the total number of shares that we anticipate will fully vest. As a result of performance conditions being met during 2011, we recognized $17,822 of compensation expense. During 2011, 286,140 performance shares were granted with a weighted-average grant-date fair value per share of $36.15. Additionally, we distributed 1,113,726 performance shares in 2011 upon vesting and achievement of certain performance goals. During 2010, 447,069 performance shares were granted with a weighted-average grant-date fair value per share of $22.10. During 2009, 1,246,716 performance shares were granted with a weighted-average grant-date fair value per share of $8.19.

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	INCOME TAXES

Income Tax Expense — The following table presents the components of income before income taxes and noncontrolling interests and income tax expense, by tax jurisdiction for 2011, 2010 and 2009:

	Years Ended December 31,
	2011	2010	2009

Sources of Income Before Income Taxes and Noncontrolling Interests
U.S.	$115,693	$74,342	$143,678
Non-U.S.	236,270	217,187	150,979

Total	$351,963	$291,529	$294,657

Income Tax Expense
Current income taxes
U.S. — Federal(1)	$(12,411)	$(13,651)	$(38,525)
U.S. — State	(3,255)	(5,799)	(7,638)
Non-U.S.	(67,903)	(60,533)	(77,803)

Total current income taxes	(83,569)	(79,983)	(123,966)

Deferred income taxes
U.S. — Federal	(19,667)	893	15,313
U.S. — State	(4,276)	(1,532)	(4,603)
Non-U.S.	10,747	656	(1,661)

Total deferred income taxes	(13,196)	17	9,049

Total income tax expense	$(96,765)	$(79,966)	$(114,917)

(1)	Tax benefits of $14,618 and $6,326 and tax expense of $2,649 associated with share-based compensation were recorded in additional paid-in capital in 2011, 2010 and 2009, respectively.

The following is a reconciliation of income taxes at The Netherlands’ statutory rate to income tax expense for 2011, 2010 and 2009:

	Years Ended December 31,
	2011	2010	2009
Income tax expense at statutory rate (25.0% for 2011 and 25.5% for 2010 and 2009)	$(87,992)	$(74,340)	$(75,138)
U.S. state income taxes	(5,252)	(5,688)	(7,957)
Meals and entertainment	(2,088)	(1,967)	(2,161)
Valuation allowance established	(11,351)	(6,404)	(40,513)
Valuation allowance utilized	14,182	12,567	18,189
Tax exempt interest, net	2,765	3,530	3,367
Statutory tax rate differential	2,773	10,363	(2,925)
Foreign branch taxes (net of federal benefit) and foreign withholding taxes	(14,873)	(23,166)	(8,413)
Manufacturer’s production exclusion/R&D credit	39	1,781	1,039
Contingent liability accrual	5,053	4,028	(1,000)
Other, net	(21)	(670)	595

Income tax expense	$(96,765)	$(79,966)	$(114,917)

Effective tax rate	27.5%	27.4%	39.0%

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Taxes — The principal temporary differences included in deferred income taxes reported on the December 31, 2011 and 2010 Balance Sheets were as follows:

	December 31,
Current Deferred Taxes	2011	2010
Tax benefit of non-U.S. operating losses and credits	$21,951	$20,665
Contract revenue and costs	60,431	59,993
Employee compensation and benefit plan reserves	15,707	14,632
Legal reserves	2,636	114
Other	24,839	10,211

Current deferred tax asset	$125,564	$105,615

Non-Current Deferred Taxes
Tax benefit of U.S. State operating losses and credits, net	$288	$618
Tax benefit of non-U.S. operating losses	150,338	185,247
Tax benefit of non-U.S. credits and long term receivables	7,598	14,047
Employee compensation and benefit plan reserves	23,891	20,467
Investment in foreign subsidiaries	18,886	15,321
Insurance and legal reserves	4,498	7,125
Other	1,019	—

Non-current deferred tax asset	206,518	242,825
Less: valuation allowance	(128,015)	(144,776)

Non-current deferred tax asset	$78,503	$98,049

Depreciation and amortization	(108,145)	(95,654)
Other	—	(5,322)

Non-current deferred tax liability	(108,145)	(100,976)

Net non-current deferred tax asset	$(29,642)	$(2,927)

Net deferred tax asset	$95,922	$102,688

As of December 31, 2011, except as indicated herein, neither Netherlands income taxes from dividends and other profit remittances, nor other worldwide withholding taxes due on profit distributions have been accrued on the estimated $1,018,000 of undistributed earnings of our U.S., Netherlands, and subsidiary companies thereof. Distribution of earnings from our European Union subsidiaries to their Netherlands parents are not subject to withholding tax. With respect to our non-European Union Netherlands subsidiaries and our U.S. companies and their subsidiaries, we intend to permanently reinvest the undistributed earnings of these subsidiaries in their respective businesses, and therefore, have not provided for deferred taxes on such unremitted foreign earnings. The determination of any unrecognized deferred tax liability related to permanently reinvested earnings is not practical. Further, we did not record any Netherlands deferred income taxes on undistributed earnings of our other subsidiaries and affiliates at December 31, 2011 since, if any such undistributed earnings were distributed, under current Dutch tax law The Netherlands Participation Exemption should become available to significantly reduce or eliminate any resulting Netherlands income tax liability.

As of December 31, 2011, we had Non-U.S. NOLs of $680,323, including $470,443 in the U.K. and $209,880 in other jurisdictions. We believe it is more likely than not that $308,011 of U.K. NOLs and $137,656 of other non-U.S. NOLs will not be utilized and have placed a valuation allowance against these NOLs. Accordingly, as of December 31, 2011, the net deferred tax asset (“DTA”) associated with Non-U.S. NOLs was $40,608 and $17,627 for the U.K. and other jurisdictions, respectively. The U.K. NOL DTA was recorded

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

primarily in 2007 and 2008 and is attributable to losses incurred during those years on two large fixed-price projects that were completed in the first quarter of 2010. Prior to 2007, and excluding these two projects in 2007 through 2009, our U.K. operations were profitable and have been since completion of the projects. Since December 31, 2008, the U.K. NOL DTA has decreased by approximately $37,600, including a decrease of $17,200 for 2011. In order to realize the U.K. NOL DTA, we will need to generate future taxable income of approximately $162,400. Given NOLs in the U.K. do not expire, and based on our historical and projected profitability for the U.K., we believe it is more likely than not that we will generate sufficient future taxable income to realize our U.K. NOL DTA. Excluding NOLs having an indefinite carryforward, principally in the U.K., the Non-U.S. NOLs will expire from 2012 to 2021.

As of December 31, 2011, we had U.S.-State NOLs of approximately $6,006, net of apportionment. We believe it is more likely than not that $4,685 of the U.S.-State NOLs, net of apportionment, will not be utilized and accordingly, a valuation allowance has been placed against these U.S.-State NOLs. The U.S.-State NOLs will expire from 2012 to 2031.

Unrecognized Income Tax Benefits — As of December 31, 2011, our unrecognized income tax benefits totaled $7,374 and we do not anticipate significant changes in this balance in the next twelve months. If these income tax benefits are ultimately recognized, $4,235 would affect the effective tax rate. The following is a reconciliation of our unrecognized income tax benefits for the years ended December 31, 2011 and 2010:

	Years Ended December 31,
	2011	2010
Unrecognized tax benefits at the beginning of the year	$12,881	$21,209
Increase as a result of:
Tax positions taken during the current period	4,235	3,300
Decreases as a result of:
Tax positions taken during the prior periods	(700)	(6,320)
Lapse of applicable statue of limitations	(9,042)	—
Settlements with taxing authorities	—	(5,308)

Unrecognized income tax benefits at the end of the year	$7,374	$12,881

We are subject to taxation in the U.S. and various states and foreign jurisdictions. We have significant operations in the U.S., The Netherlands, Canada, the U.K., Australia, South America and the Middle East. Tax years remaining subject to examination by worldwide tax jurisdictions vary by country and legal entity, but are generally open for tax years ending after 2003. To the extent penalties and associated interest are assessed on any underpayment of income tax, such amounts are accrued and classified as a component of income tax expense and interest expense, respectively. In 2011, the net decrease in unrecognized tax benefits noted above resulted in a net reversal of associated accrued interest of approximately $3,900. For 2010 and 2009, interest was not significant. For 2011, 2010 and 2009, penalties were not significant.

16.	SEGMENT AND RELATED INFORMATION

Segment Information — Our reporting segments are comprised of three business sectors: Steel Plate Structures, Project Engineering and Construction (formerly CB&I Lummus) and Lummus Technology. Through these business sectors, we offer services both independently and on an integrated basis:

Steel Plate Structures — Steel Plate Structures provides engineering, procurement, fabrication and construction, including mechanical erection services, for the hydrocarbon, water and nuclear industries. Projects include above ground storage tanks, elevated storage tanks, LNG tanks, pressure vessels, and other specialty structures, such as nuclear containment vessels.

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Project Engineering and Construction — Project Engineering and Construction provides engineering, procurement, fabrication and construction services for upstream and downstream energy infrastructure facilities. Projects include LNG liquefaction and regasification terminals, gas processing plants, refinery units, petrochemical complexes and a wide range of other energy-related projects.

Lummus Technology — Lummus Technology provides licenses, services, catalysts and proprietary equipment globally to companies in the hydrocarbon refining, petrochemicals and gas processing industries.

Our Chief Executive Officer (“CEO”) evaluates the performance of these business sectors based upon revenue and income from operations. Each sector’s income from operations reflects corporate costs, allocated based primarily upon revenue. Intersegment revenue is not material. The following tables present total revenue, depreciation and amortization, equity earnings, income from operations, capital expenditures and assets by reporting segment:

	Years Ended December 31,
	2011	2010	2009

Revenue
Steel Plate Structures	$1,812,180	$1,442,145	$1,650,271
Project Engineering and Construction	2,289,788	1,904,850	2,542,834
Lummus Technology	448,574	295,323	363,398

Total revenue	$4,550,542	$3,642,318	$4,556,503

Depreciation And Amortization
Steel Plate Structures	$28,749	$29,513	$32,681
Project Engineering and Construction	18,561	23,259	26,950
Lummus Technology	22,874	20,113	19,900

Total depreciation and amortization	$70,184	$72,885	$79,531

Equity Earnings
Steel Plate Structures	$—	$—	$—
Project Engineering and Construction	572	1,873	6,949
Lummus Technology	16,315	17,591	28,115

Total equity earnings	$16,887	$19,464	$35,064

Income From Operations
Steel Plate Structures	$167,283	$134,430	$147,194
Project Engineering and Construction	91,576	82,574	86,127
Lummus Technology	96,338	86,256	80,902

Total income from operations	$355,197	$303,260	$314,223

Capital Expenditures
Steel Plate Structures	$22,294	$15,379	$19,192
Project Engineering and Construction	10,596	7,316	19,384
Lummus Technology	8,055	1,394	9,263

Total capital expenditures	$40,945	$24,089	$47,839

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2011	2010	2009

Assets
Steel Plate Structures	$1,082,679	$732,558	$699,338
Project Engineering and Construction	1,193,357	1,208,732	1,313,644
Lummus Technology	1,015,947	968,244	1,003,785

Total assets	$3,291,983	$2,909,534	$3,016,767

Geographic Information — The following table presents total revenue by country for those countries with revenue in excess of 10% of consolidated revenue during a given year based upon the location of the applicable projects:

	Years Ended December 31,
	2011	2010	2009

Revenue by Country
United States	$831,534	$867,893	$1,275,844
Colombia	694,565	217,644	129,549
Canada	509,038	398,259	237,796
Papua New Guinea	461,148	168,421	612
Other(1)	2,054,257	1,990,101	2,912,702

Total revenue	$4,550,542	$3,642,318	$4,556,503

(1)	Revenue earned in other countries, including The Netherlands (our country of domicile), was not individually greater than 10% of our consolidated revenue in 2011, 2010 or 2009.

Our long-lived assets are primarily property and equipment. At December 31, 2011, 2010 and 2009, approximately 65% of these net assets were located in the U.S., while our remaining assets were strategically located throughout the world. Our long-lived assets attributable to operations in The Netherlands were not significant at December 31, 2011, 2010, or 2009.

Significant Customers — For 2011, revenue for one customer within Project Engineering and Construction was approximately $690,923 or approximately 15% of our total 2011 revenue. For 2010 and 2009, we had no customers that accounted for 10% or more of our total revenue.

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	QUARTERLY OPERATING RESULTS (UNAUDITED)

The following table presents selected unaudited consolidated financial information on a quarterly basis for 2011 and 2010:

Quarter Ended 2011	March 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share data)
Revenue	$954,271	$1,085,705	$1,255,344	$1,255,222
Gross profit	$136,716	$140,093	$146,812	$146,615
Net income	$51,564	$61,703	$71,403	$70,528
Net income attributable to CB&I	$50,506	$61,894	$72,164	$70,468
Net income attributable to CB&I per share — basic	$0.51	$0.63	$0.74	$0.72
Net income attributable to CB&I per share — diluted	$0.50	$0.62	$0.72	$0.70

Quarter Ended 2010	March 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share data)
Revenue	$869,324	$916,044	$909,099	$947,851
Gross profit	$122,281	$120,302	$119,868	$129,612
Net income	$44,905	$48,884	$53,681	$64,093
Net income attributable to CB&I	$42,191	$47,327	$51,844	$63,197
Net income attributable to CB&I per share — basic	$0.43	$0.48	$0.53	$0.65
Net income attributable to CB&I per share — diluted	$0.42	$0.47	$0.52	$0.63

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting, which can be found in Item 8, is incorporated herein by reference.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including the CEO and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon such evaluation, the CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

Attestation Report of the Independent Registered Public Accounting Firm

Our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as indicated in their report, which can be found in Item 8 and is incorporated herein by reference.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three-month period ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Management’s Report on Internal Controls as of December 31, 2011 is included in Item 8.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

We have adopted a code of ethics that applies to the CEO, the CFO and the Corporate Controller, as well as our directors and all employees. Our code of ethics can be found at our Internet website “www.cbi.com” and is incorporated herein by reference.

We submitted a Section 12(a) CEO certification to the New York Stock Exchange in 2011. Also during 2011, we filed with the Securities Exchange Commission certifications, pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as Exhibits 31.1 and 31.2 to this Form 10-K.

Information appearing under “Committees of the Supervisory Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2012 Proxy Statement is incorporated herein by reference. Additionally, information regarding our supervisory directors, executive officers and nominees for supervisory director appears under “Item 1 Election of One Member of the Supervisory Board to Serve until 2014,” “Item 2 Election of Three Members of the Supervisory Board to Serve until 2015” and “Common Stock Ownership By Certain Persons and Management” in the Company’s 2012 Proxy Statement and is incorporated herein by reference.

Item 11.    Executive Compensation

Information appearing under “Executive Compensation,” “Committees of the Supervisory Board,” “Determining the Form and Amount of Compensation Elements to Meet Our Compensation Objectives,” “Executive Officer Compensation Tables,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change of Control” and “Director Compensation” in the 2012 Proxy Statement is incorporated herein by reference.

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information appearing under “Common Stock Ownership By Certain Persons and Management” in the 2012 Proxy Statement is incorporated herein by reference. In addition, disclosure regarding equity compensation plan information in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of Part II of this report is herein incorporated by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Information appearing under “Certain Transactions” in the 2012 Proxy Statement is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

Information appearing under “Committees of the Supervisory Board — Audit Fees” in the 2012 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

Financial Statements

The following Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm included under Item 8 of Part II of this report are herein incorporated by reference.

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Operations — For the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Comprehensive Income — For the years ended December 31, 2011, 2010 and 2009

Consolidated Balance Sheets — As of December 31, 2011 and 2010

Consolidated Statements of Cash Flows — For the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Changes in Shareholders’ Equity — For the years ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

Financial Statement Schedules

“Schedule II. Supplemental Information on Valuation and Qualifying Accounts and Reserves” for 2011, 2010 and 2009 can be found on page 82 of this report.

Schedules, other than the one above, have been omitted because the schedules are either not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto previously included under Item 8 of Part II of this report.

Quarterly financial data for the years ended December 31, 2011 and 2010 is shown in the Notes to Consolidated Financial Statements previously included under Item 8 of Part II of this report.

Exhibits

The Exhibit Index on page 83 and Exhibits being filed are submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chicago Bridge & Iron Company N.V.

/s/ Philip K. Asherman
Philip K. Asherman
(Authorized Signer)

Date: February 23, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 23, 2012.

Signature	Title

/s/ Philip K. Asherman Philip K. Asherman	President and Chief Executive Officer (Principal Executive Officer) Supervisory Director

/s/ Ronald A. Ballschmiede Ronald A. Ballschmiede	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Westley S. Stockton Westley S. Stockton	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

/s/ L. Richard Flury L. Richard Flury	Supervisory Director and Non-Executive Chairman

/s/ J. Charles Jennett J. Charles Jennett	Supervisory Director

/s/ W. Craig Kissel W. Craig Kissel	Supervisory Director

/s/ Larry D. McVay Larry D. McVay	Supervisory Director

/s/ Gary L. Neale Gary L. Neale	Supervisory Director

/s/ Michael L. Underwood Michael L. Underwood	Supervisory Director

/s/ Marsha C. Williams Marsha C. Williams	Supervisory Director

Registrant’s Agent for Service in the United States

/s/ Richard E. Chandler, Jr. Richard E. Chandler, Jr.

Schedule II. Supplemental Information on Valuation and Qualifying

Accounts and Reserves

For Each of the Three Years Ended December 31, 2011

Column A	Column B	Column C	Column D	Column E	Column F
Descriptions	Balance At January 1	Additions Associated with Acquisitions	Additions Charged to Costs and Expenses	Deductions(1)	Balance at December 31
	(in thousands)
Allowance for doubtful accounts
2011	$1,849	$—	$946	$(1,034)	$1,761
2010	$3,858	$—	$1,660	$(3,669)	$1,849
2009	$4,956	$—	$2,122	$(3,220)	$3,858

(1)	Deductions generally represent utilization of previously established reserves or the reversal of unnecessary reserves due to subsequent collections.

EXHIBIT INDEX

2(29)	Share Sale and Purchase Agreement dated as of August 24, 2007 by and among ABB Holdings Inc., ABB Holdings B.V., ABB Asea Brown Boveri Ltd., Chicago Bridge & Iron Company, Chicago Bridge & Iron Company B.V. and Chicago Bridge & Iron Company N.V.

3(17)	Amended Articles of Association of the Company (English translation)

4(2)	Specimen Stock Certificate

10.1(2)	Form of Indemnification Agreement between the Company and its Supervisory and Managing Directors

10.2(11)	The Company’s 1997 Long-Term Incentive Plan As amended May 1, 2002

(a) Form of Agreement and Acknowledgement of Restricted Stock Award(17)

(b) Form of Agreement and Acknowledgement of Performance Share Grant(17)

10.3(3)	The Company’s Deferred Compensation Plan

(a) Amendment of Section 4.4 of the CB&I Deferred Compensation Plan(9)

10.4(3)	The Company’s Excess Benefit Plan

(a) Amendments of Sections 2.13 and 4.3 of the CB&I Excess Benefit Plan(10)

10.5(2)	Form of the Company’s Supplemental Executive Death Benefits Plan

10.6(2)	Separation Agreement

10.7(2)	Form of Amended and Restated Tax Disaffiliation Agreement

10.8(2)	Employee Benefits Agreement

10.9(2)	Conforming Agreement

10.10(4)	The Company’s Supervisory Board of Directors Fee Payment Plan

10.11(4)	The Company’s Supervisory Board of Directors Stock Purchase Plan

10.12(16)	The Chicago Bridge & Iron 1999 Long-Term Incentive Plan As Amended May 13, 2005

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

(a) Eighth Amendment to the Chicago Bridge & Iron Savings Plan as amended and restated as of January 1, 1997(26)

(b) Ninth Amendment to the Chicago Bridge & Iron Savings Plan as amended and restated as of January 1, 1997 (28)

(c) Tenth Amendment to the Chicago Bridge & Iron Savings Plan as amended and restated as of January 1, 1997(28)

(d) Eleventh Amendment to the Chicago Bridge & Iron Savings Plan as amended and restated as of January 1, 1997(33)

(e) Amendment to the Chicago Bridge & Iron Savings Plan as amended and restated as of January 1, 1997 (Now Known as the Chicago Bridge & Iron Savings Plan as amended and restated as of January 1, 2008 and amended by the First Amendment)(39)

(f) Second Amendment to the Chicago Bridge & Iron Savings Plan as amended and restated as of January 1, 2008(39)

(g) Third Amendment to the Chicago Bridge & Iron Savings Plan as amended and restated as of January 1, 2008(39)

(h) Fourth Amendment to the Chicago Bridge & Iron Savings Plan as amended and restated as of January 1, 2008(39)

10.18(18)	Severance Agreement and Release and Waiver between the Company and Richard E. Goodrich dated October 8, 2005

(a) Letter Agreement dated February 13, 2006 amending the Severance Agreement and Release and Waiver between the Company and Richard E. Goodrich(22)

(b) Letter Agreement dated March 30, 2006 amending the Severance Agreement and Release and Waiver between the Company and Richard E. Goodrich(23)

(c) Letter Agreement dated April 28, 2006 amending the Severance Agreement and Release and Waiver between the Company and Richard E. Goodrich(24)

10.19(21)	Stay Bonus Agreement between the Company and Tommy C. Rhodes dated January 27, 2006

10.20(24)	Agreement and Mutual Release between Chicago Bridge & Iron Company (Delaware), Chicago Bridge & Iron Company N.V., Chicago Bridge & Iron Company B.V. and Gerald M. Glenn, executed May 2, 2006

10.21(27)	Series A Credit and Term Loan Agreement dated as of November 6, 2006 among Chicago Bridge & Iron Company N.V., the Co-Obligors, the Lenders party thereto, Bank of America N.A. as Administrative Agent and JPMorgan Chase Bank, National Association, as Letter of Credit Issuer

(a) Exhibits and Schedules to Series A Credit and Term Loan Agreement(37)

(b) Joinder to Series A Credit and Term Loan Agreement(38)

10.22(27)	Series B Credit and Term Loan Agreement dated as of November 6, 2006 among Chicago Bridge & Iron Company N.V., the Co-Obligors, the Lenders party thereto, Bank of America N.A. as Administrative Agent and JPMorgan Chase Bank, National Association, as Letter of Credit Issuer

(a) Exhibits and Schedules to Series B Credit and Term Loan Agreement(37)

(b) Joinder to Series B Credit and Term Loan Agreement(38)

10.23(27)	Series C Credit and Term Loan Agreement dated as of November 6, 2006 among Chicago Bridge & Iron Company N.V., the Co-Obligors, the Lenders party thereto, Bank of America N.A. as Administrative Agent and JPMorgan Chase Bank, National Association, as Letter of Credit Issuer
(a) Exhibits and Schedules to Series C Credit and Term Loan Agreement(37)

(b) Joinder to Series C Credit and Term Loan Agreement(38)

10.24(30)	First Amendment to the Agreements dated as of November 9, 2007 Re: $ 50,000,000 Letter of Credit and Term Loan Agreement dated as of November 6, 2006, $100,000,000 Letter of Credit and Term Loan Agreement dated as of November 6, 2006, and $125,000,000 Letter of Credit and Term Loan Agreement dated as of November 6, 2006, among Chicago Bridge & Iron Company N.V., Chicago Bridge & Iron Company (Delaware), CBI Services, Inc., CB&I Constructors, Inc., and CB&I Tyler Company, as Co-Obligors, Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer, JPMorgan Chase Bank, N.A., as Letter of Credit Issuer and Joint Book Manager, and the Lenders party thereto

10.25(32)	Second Amendment to the Agreements, dated as of August 5, 2008, Re: $50,000,000 Letter of Credit and Term Loan Agreement dated as of November 6, 2006, $100,000,000 Letter of Credit and Term Loan Agreement dated as of November 6, 2006, and $125,000,000 Letter of Credit and Term Loan Agreement dated as of November 6, 2006, among Chicago Bridge & Iron Company N.V., Chicago Bridge & Iron Company (Delaware), CBI Services, Inc., CB&I Constructors, Inc., and CB&I Tyler Company, as Co-Obligors, Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer, JPMorgan Chase Bank, N.A., as Letter of Credit Issuer and Joint Book Manager, and the Lenders party thereto

10.26(30)	Term Loan Agreement dated as of November 9, 2007, among Chicago Bridge & Iron Company N.V., as Guarantor, Chicago Bridge & Iron Company, as Borrower, the institutions from time to time parties thereto as Lenders, JPMorgan Chase Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and The Royal Bank of Scotland plc, Wells Fargo Bank, N.A., and Calyon New York Branch, as Documentation Agents

(a) Amendment No. 1, dated as of August 5, 2008, to the Term Loan Agreement(32)

(b) Exhibits and Schedules to the Term Loan Agreement(37)

(c) Joinder to the Term Loan Agreement(38)

(d) Amendment No. 2, dated as of October 14, 2011 to the Term Loan Agreement(40)

10.27(8)	Chicago Bridge & Iron 2001 Employee Stock Purchase Plan

(a) 2009 Amendment to Chicago Bridge & Iron 2001 Employee Stock Purchase Plan(35)

10.28(36)	Sales Agency Agreement, dated August 18, 2009, between Chicago Bridge & Iron N.V. and Calyon Securities (USA) Inc.

(a) Amendment to the Sales Agency Agreement(39)

10.29(38)	Third Amended and Restated Credit Agreement dated July 23, 2010

(a) Exhibits and Schedules to the Third Amended and Restated Credit Agreement(38)

(b) Joinder to the Third Amended and Restated Credit Agreement(38)

(c) Amendment No. 1, dated as of October 14, 2011, to the Third Amended and Restated Credit Agreement(40)

16.2(12)	Letter Regarding Change in Certifying Auditor

21(1)	List of Significant Subsidiaries

23.1(1)	Consent and Report of the Independent Registered Public Accounting Firm

31.1(1)	Certification Pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(1)	Certification Pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1(1)	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(1)	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS(1),(41)	XBRL Instance Document.

101.SCH(1),(41)	XBRL Taxonomy Extension Schema Document.

101.CAL(1),(41)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF(1),(41)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB(1),(41)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(1),(41)	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed herewith
(2)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-18065)
(3)	Incorporated by reference from the Company’s 1997 Form 10-K filed March 31, 1998
(4)	Incorporated by reference from the Company’s 1998 Form 10-Q filed November 12, 1998
(5)	Incorporated by reference from the Company’s 1999 Form 10-Q filed May 14, 1999
(6)	Incorporated by reference from the Company’s 2000 Form 10-K filed March 29, 2001
(7)	Incorporated by reference from the Company’s 2001 Form 8-K filed September 28, 2001
(8)	Incorporated by reference from Exhibit B of the Company’s 2001 Definitive Proxy Statement filed April 10, 2001
(9)	Incorporated by reference from the Company’s 2003 Form 10-K filed March 15, 2004
(10)	Incorporated by reference from the Company’s 2004 Form 10-Q filed August 9, 2004
(11)	Incorporated by reference from the Company’s 2004 Form 10-K filed March 11, 2005
(12)	Incorporated by reference from the Company’s 2005 Form 8-K filed April 5, 2005
(13)	Incorporated by reference from the Company’s 2005 Form 8-K filed April 20, 2005
(14)	Incorporated by reference from the Company’s 2005 Form 8-K filed May 17, 2005

(15)	Incorporated by reference from the Company’s 2005 Form 8-K filed May 24, 2005
(16)	Incorporated by reference from the Company’s 2005 Form 8-K filed May 25, 2005
(17)	Incorporated by reference from the Company’s 2005 Form 10-Q filed August 8, 2005
(18)	Incorporated by reference from the Company’s 2005 Form 8-K filed October 11, 2005
(19)	Incorporated by reference from the Company’s 2005 Form 8-K filed November 17, 2005
(20)	Incorporated by reference from the Company’s 2006 Form 8-K filed January 13, 2006
(21)	Incorporated by reference from the Company’s 2006 Form 8-K filed February 2, 2006
(22)	Incorporated by reference from the Company’s 2006 Form 8-K filed February 15, 2006
(23)	Incorporated by reference from the Company’s 2006 Form 8-K filed April 3, 2006
(24)	Incorporated by reference from the Company’s 2006 Form 8-K filed May 4, 2006
(25)	Incorporated by reference from the Company’s 2005 Form 10-Q filed June 1, 2006
(26)	Incorporated by reference from the Company’s 2006 Form 10-Q filed August 9, 2006
(27)	Incorporated by reference from the Company’s 2006 Form 10-Q filed November 9, 2006
(28)	Incorporated by reference from the Company’s 2006 Form 10-K filed March 1, 2007
(29)	Incorporated by reference from the Company’s 2007 Form 8-K filed August 30, 2007
(30)	Incorporated by reference from the Company’s 2007 Form 8-K filed November 21, 2007
(31)	Incorporated by reference from Annex B of the Company’s 2008 Definitive Proxy Statement filed April 8, 2008
(32)	Incorporated by reference from the Company’s 2008 Form 10-Q filed August 6, 2008
(33)	Incorporated by reference from the Company’s 2007 Form 10-K dated February 28, 2008
(34)	Incorporated by reference from Annex B of the Company’s 2009 Definitive Proxy Statement filed March 25, 2009
(35)	Incorporated by reference from Annex D of the Company’s 2009 Definitive Proxy Statement filed March 25, 2009
(36)	Incorporated by reference from the Company’s 2009 Form 8-K filed August 18, 2009
(37)	Incorporated by reference from the Company’s 2009 Form 10-K dated February 23, 2010
(38)	Incorporated by reference from the Company’s 2010 Form 10-Q filed July 27, 2010
(39)	Incorporated by reference from the Company’s 2011 Form 10-Q filed July 22, 2011
(40)	Incorporated by reference from the Company’s 2011 Form 10-Q filed October 26, 2011
(41)

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009, (iii) the Consolidated Balance Sheets as of December 31, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, (v) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009, and (vi) the Notes to Consolidated Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.