Form 10-Q
period 2012-03-31
CHICAGO BRIDGE & IRON CO N V
filed 2012-04-25
CIK 1027884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of April 16, 2012 – 96,978,236

CHICAGO BRIDGE & IRON COMPANY N.V.

CHICAGO BRIDGE & IRON COMPANY N.V.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Revenue	$1,201,267	$954,271
Cost of revenue	1,048,003	817,555

Gross profit	153,264	136,716
Selling and administrative expense	63,232	57,665
Intangibles amortization	6,092	6,292
Other operating income, net	(65)	(898)
Equity earnings	(1,800)	(1,346)

Income from operations	85,805	75,003
Interest expense	(2,112)	(3,057)
Interest income	2,187	1,372

Income before taxes	85,880	73,318
Income tax expense	(24,906)	(21,754)

Net income	60,974	51,564
Less: Net income attributable to noncontrolling interests	(1,487)	(1,058)

Net income attributable to CB&I	$59,487	$50,506

Net income attributable to CB&I per share:
Basic	$0.61	$0.51
Diluted	$0.60	$0.50
Weighted average shares outstanding:
Basic	97,257	98,540
Diluted	99,252	100,847
Cash dividends on shares:
Amount	$4,885	$4,990
Per share	$0.05	$0.05

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Net income	$60,974	$51,564
Other comprehensive income (loss), net of tax:
Change in currency translation adjustment	7,435	11,267
Change in unrealized fair value of cash flow hedges	911	1,218
Change in unrecognized prior service pension credits/costs	(88)	3,156
Change in unrecognized actuarial pension gains/losses	(614)	(377)

Comprehensive income	68,618	66,828
Less: Net income attributable to noncontrolling interests	(1,487)	(1,058)
Less: Change in currency translation adjustment attributable to noncontrolling interests	(524)	(206)

Comprehensive income attributable to CB&I	$66,607	$65,564

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Cash and cash equivalents ($125,967 and $88,986 related to variable interest entities (“VIEs”))	$639,811	$671,811
Accounts receivable, net ($18,611 and $12,406 related to VIEs)	560,192	494,853
Costs and estimated earnings in excess of billings ($12,279 and $24,043 related to VIEs)	255,576	239,536
Deferred income taxes	155,273	125,564
Other current assets	120,582	129,557

Total current assets	1,731,434	1,661,321

Equity investments	81,507	95,687
Property and equipment, net	262,175	262,003
Deferred income taxes	68,055	78,503
Goodwill	932,350	926,393
Other intangibles, net	183,566	188,119
Other non-current assets	79,921	79,957

Total assets	$3,339,008	$3,291,983

Liabilities
Current maturity of long-term debt	40,000	40,000
Accounts payable ($49,446 and $32,125 related to VIEs)	530,731	518,749
Accrued liabilities	252,840	245,138
Billings in excess of costs and estimated earnings ($36,598 and $25,207 related to VIEs)	957,269	917,067
Income taxes payable	16,151	22,470

Total current liabilities	1,796,991	1,743,424

Other non-current liabilities	239,653	243,984
Deferred income taxes	106,491	108,145

Total liabilities	2,143,135	2,095,553

Shareholders’ Equity
Common stock, Euro .01 par value; shares authorized: 250,000,000; shares issued: 101,522,318; shares outstanding: 96,908,951 and 97,595,735	1,190	1,190
Additional paid-in capital	349,120	371,669
Retained earnings	1,073,083	1,018,481
Stock held in trust	(3,055)	(9,788)
Treasury stock, at cost: 4,613,367 and 3,926,583 shares	(188,690)	(142,666)
Accumulated other comprehensive loss	(54,032)	(61,152)

Total CB&I shareholders’ equity	1,177,616	1,177,734

Noncontrolling interests	18,257	18,696

Total shareholders’ equity	1,195,873	1,196,430

Total liabilities and shareholders’ equity	$3,339,008	$3,291,983

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Cash Flows from Operating Activities
Net income	$60,974	$51,564
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,646	17,266
Deferred taxes	(2,457)	12,430
Stock-based compensation expense	22,340	20,016
Equity earnings	(1,800)	(1,346)
Gain on property and equipment transactions	(65)	(898)
Unrealized gain on foreign currency hedge ineffectiveness	(1,021)	(117)
Excess tax benefits from stock-based compensation	(17,496)	(14,505)
Change in operating assets and liabilities:
Increase in receivables, net	(65,339)	(122,931)
Change in contracts in progress, net	24,162	(13,196)
Increase in accounts payable	11,982	39,314
Decrease (increase) in other current and non-current assets	8,680	(13,437)
Decrease in income taxes payable	(6,319)	—
Increase in accrued and other non-current liabilities	4,215	5,742
Decrease in equity investments	17,000	—
Increase in other	(12,168)	(19,264)

Net cash provided by (used in) operating activities	59,334	(39,362)

Cash Flows from Investing Activities
Capital expenditures	(10,695)	(5,013)
Proceeds from sale of property and equipment	666	2,597

Net cash used in investing activities	(10,029)	(2,416)

Cash Flows from Financing Activities
Increase in notes payable	—	4,483
Excess tax benefits from stock-based compensation	17,496	14,505
Purchase of treasury stock	(104,689)	(37,042)
Issuance of stock	3,840	4,776
Dividends paid	(4,885)	(4,990)
Distributions to noncontrolling interests	(2,450)	(5,970)

Net cash used in financing activities	(90,688)	(24,238)

Effect of exchange rate changes on cash and cash equivalents	9,383	14,535

Decrease in cash and cash equivalents	(32,000)	(51,481)
Cash and cash equivalents, beginning of the year	671,811	481,738

Cash and cash equivalents, end of the period	$639,811	$430,257

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Stock Held in Trust		Treaury Stock		Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount			Shares	Amount	Shares	Amount

				(Unaudited)
Balance at December 31, 2011	97,596	$1,190	$371,669	$1,018,481	752	$(9,788)	3,927	$(142,666)	$(61,152)	$18,696	$1,196,430
Net income	—	—	—	59,487	—	—	—	—	—	1,487	60,974
Change in currency translation adjustment, net	—	—	—	—	—	—	—	—	6,911	524	7,435
Change in unrealized fair value of cash flow hedges, net	—	—	—	—	—	—	—	—	911		911
Change in unrecognized prior service pension credits/costs	—	—	—	—	—	—	—	—	(88)	—	(88)
Change in unrecognized actuarial pension gains/losses	—	—	—	—	—	—	—	—	(614)	—	(614)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(2,450)	(2,450)
Dividends paid	—	—	—	(4,885)	—	—	—	—	—	—	(4,885)
Stock-based compensation expense	—	—	22,340	—	—	—	—	—	—	—	22,340
Release of trust shares	—	—	(1,728)	—	(433)	6,733	—	—	—	—	5,005
Purchase of treasury stock	(2,367)	—	—	—	—	—	2,367	(105,551)	—	—	(105,551)
Issuance of stock	1,680	—	(43,161)	—	—	—	(1,680)	59,527	—	—	16,366

Balance at March 31, 2012	96,909	$1,190	$349,120	$1,073,083	319	$(3,055)	4,614	$(188,690)	$(54,032)	$18,257	$1,195,873

	Common Stock		Additional Paid-In Capital	Retained Earnings	Stock Held in Trust		Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests	Total Shareholders' Equity
	Shares	Amount			Shares	Amount	Shares	Amount

				(Unaudited)
Balance at December 31, 2010	99,343	$1,190	$352,420	$783,171	1,379	$(20,161)	2,180	$(40,166)	$(20,992)	$28,383	$1,083,845
Net income	—	—	—	50,506	—	—	—	—	—	1,058	51,564
Change in currency translation adjustment, net	—	—	—	—	—	—	—	—	11,061	206	11,267
Change in unrealized fair value of cash flow hedges, net	—	—	—	—	—	—	—	—	1,218	—	1,218
Change in unrecognized prior service pension credits/costs	—	—	—	—	—	—	—	—	3,156	—	3,156
Change in unrecognized actuarial pension gains/losses	—	—	—	—	—	—	—	—	(377)	—	(377)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(5,970)	(5,970)
Dividends paid	—	—	—	(4,990)	—	—	—	—	—	—	(4,990)
Stock-based compensation expense	—	—	20,016	—	—	—	—	—	—	—	20,016
Release of trust shares	(114)	—	(2,414)	—	(619)	10,284	114	(4,649)	—	—	3,221
Purchase of treasury stock	(1,049)	—	—	—	—	—	1,049	(37,042)	—	—	(37,042)
Issuance of stock	1,634	—	(14,373)	—	—	—	(1,634)	30,206	—	—	15,833

Balance at March 31, 2011	99,814	$1,190	$355,649	$828,687	760	$(9,877)	1,709	$(51,651)	$(5,934)	$23,677	$1,141,741

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

($ values in thousands, except per share data)

(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying unaudited interim Condensed Consolidated Financial Statements (“Financial Statements”) for Chicago Bridge & Iron Company N.V. (“CB&I” or the “Company”) have been prepared pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (the “SEC”). We believe, these Financial Statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our financial position as of March 31, 2012 and our results of operations and cash flows for each of the three months ended March 31, 2012 and 2011. The December 31, 2011 Condensed Consolidated Balance Sheet (“Balance Sheet”) was derived from our December 31, 2011 audited Consolidated Balance Sheet.

We believe the disclosures in these Financial Statements are adequate to make the information presented not misleading. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC for interim reporting periods. The results of operations and cash flows for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying Financial Statements should be read in conjunction with our Consolidated Financial Statements and notes thereto included in our 2011 Annual Report on Form 10-K (“2011 Annual Report”).

Use of Estimates—The preparation of our Financial Statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. We believe the most significant estimates and judgments are associated with revenue recognition on engineering and construction and technology contracts, recoverability assessments that must be periodically performed with respect to goodwill and intangible asset balances, financial instruments and deferred tax assets, and the determination of liabilities related to self-insurance programs and income taxes. If the underlying estimates and assumptions upon which our Financial Statements are based change in the future, actual amounts may differ from those included in the accompanying Financial Statements.

Revenue Recognition—Our contracts are awarded on a competitive bid and negotiated basis. We offer our customers a range of contracting options, including cost-reimbursable, fixed-price and hybrid, which has both cost-reimbursable and fixed-price characteristics. Our contract revenue is primarily recognized using the percentage of completion (“POC”) method, based on the percentage that actual costs-to-date bear to total estimated costs to complete each contract. We follow the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Revenue Recognition Topic 605-35 for accounting policies relating to our use of the POC method, estimating costs, and revenue recognition, including the recognition of profit incentives, unapproved change orders and claims, and combining and segmenting contracts. We utilize the cost-to-cost approach as we believe this method is less subjective than relying on assessments of physical progress. Under the cost-to-cost approach, the use of estimated costs to complete each contract is a significant variable in the process of determining recognized revenue and is a significant factor in the accounting for contracts. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts in progress. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates.

Contract revenue reflects the original contract price adjusted for approved change orders and estimated recoveries of unapproved change orders and claims. We recognize revenue associated with unapproved change orders and claims to the extent that related costs have been incurred, recovery is probable and the value can be reliably estimated. Profit incentives are generally included in contract price upon achievement of the relevant performance requirements and customer approval. At both March 31, 2012 and December 31, 2011, we had unapproved change orders of approximately $27,000 factored into the determination of revenue and estimated costs for a project in our Project Engineering and Construction sector, but had no material claims or profit incentives factored into the determination of revenue.

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

With respect to our engineering, procurement and construction (“EPC”) services, our contracts are generally not segmented between types of services, such as engineering and construction, if each of the EPC components is negotiated concurrently or if the pricing of any such services is subject to the ultimate negotiation and agreement of the entire EPC contract. In some instances we may combine contracts that are entered into in multiple phases, but that are interdependent and for which pricing considerations by us and the customer are impacted by all phases of the project. Otherwise, if each phase is independent of the other and pricing considerations do not give effect to another phase, the contracts will not be combined. If an EPC contract also includes technology, in addition to EPC services, such contract is segmented between technology and the EPC services when the technology scope is independently negotiated and priced.

Cost of revenue includes direct contract costs, such as materials and labor, and indirect costs that are attributable to contract activity. The timing of when we bill our customers is generally dependent upon advance billing terms or completion of certain phases of the work. Cumulative costs and estimated earnings recognized to date in excess of cumulative billings is reported on the Balance Sheets as costs and estimated earnings in excess of billings. Cumulative billings in excess of cumulative costs and estimated earnings recognized to date is reported as billings in excess of costs and estimated earnings. Any uncollected billed revenue, including contract retentions, is reported as accounts receivable. At March 31, 2012 and December 31, 2011, accounts receivable included contract retentions of approximately $28,400 and $23,700, respectively. Contract retentions estimated to be collectible beyond one year were not significant at March 31, 2012 or December 31, 2011.

Our billed and unbilled revenue may be exposed to potential credit risk if our customers should encounter financial difficulties, and we maintain reserves for specifically identified potential uncollectible billed receivables. At March 31, 2012 and December 31, 2011, allowances for doubtful accounts were approximately $1,500 and $1,800, respectively.

Goodwill and Other Intangible Assets—Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually, absent any indicators of impairment. We perform our annual impairment assessment during the fourth quarter of each year based upon balances as of the beginning of that year’s fourth quarter. As part of our annual impairment assessment, we first perform a qualitative assessment of goodwill to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If a two-phase quantitative assessment is deemed necessary, based on the qualitative assessment, the first phase would screen for impairment, while the second phase, if necessary, would measure impairment. If required, our quantitative analysis of goodwill for future impairment would be accomplished by comparing an estimate of discounted future cash flow to the net book value of each applicable reporting unit.

We review finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation is required, the estimated cash flow associated with the asset or asset group will be compared to the carrying amount to determine if an impairment exists. Finite-lived identifiable intangible assets are amortized on a straight-line basis over estimated useful lives ranging from 5 to 20 years, absent any indicators of impairment. See Note 3 for additional discussion of our goodwill and other intangible assets.

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

Foreign Currency—The nature of our business activities involves the management of various financial and market risks, including those related to changes in foreign currency exchange rates. The effects of translating financial statements of foreign operations into our reporting currency are recognized as a cumulative translation adjustment in accumulated other comprehensive income (loss) (“AOCI”). These balances, which have been impacted in the current year primarily by movements in the Euro and Australian Dollar exchange rates against the U.S. Dollar, are net of tax, where applicable. Foreign currency exchange gains (losses) are included within cost of revenue and were immaterial for the three months ended March 31, 2012 and 2011.

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

•

Interest Rate Derivatives—Our interest rate derivatives are limited to a swap arrangement in place to hedge against interest rate variability associated with our unsecured term loan (the “Term Loan”). The swap arrangement is designated as a cash flow hedge, as its critical terms matched those of the Term Loan at inception and through March 31, 2012. Therefore, changes in the fair value of the swap arrangement are included in AOCI.

For those contracts designated as cash flow hedges, we formally document all relationships between the derivative instruments and associated hedged items, as well as our risk-management objectives and strategy for undertaking hedge transactions. This process includes linking all derivatives to specific firm commitments or highly-probable forecasted transactions. We continually assess, at inception and on an on-going basis, the effectiveness of derivative instruments in offsetting changes in the cash flow of the designated hedged items. Hedge accounting designation is discontinued when (1) it is determined that the derivative is no longer highly effective in offsetting changes in the cash flow of the hedged item, including firm commitments or forecasted transactions, (2) the derivative is sold, terminated, exercised, or expires, (3) it is no longer probable that the forecasted transaction will occur, or (4) we determine that designating the derivative as a hedging instrument is no longer appropriate. See Note 6 for additional discussion of our financial instruments.

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

We provide income tax and associated interest reserves, where applicable, in situations where we have and have not received tax assessments. Tax and associated interest reserves are provided in those instances where we consider it more likely than not that additional taxes will be due in excess of amounts reflected in income tax returns filed worldwide. At both March 31, 2012 and December 31, 2011 our reserves totaled approximately $7,400. As a matter of standard policy, we continually review our exposure to additional income tax obligations and as further information is known or events occur, changes in our tax and interest reserves may be recorded within income tax expense and interest expense, respectively.

Joint Venture Arrangements—In the ordinary course of business, we execute specific projects and conduct certain operations through joint venture arrangements. We have various ownership interests in the joint venture entities with such ownership typically being proportionate to our decision-making and distribution rights. The joint venture generally contracts directly with the third party customer; however, services may be performed directly by the joint venture, or may be performed by us or our joint venture partners, or a combination thereof.

Joint venture net assets consist primarily of cash and working capital, and assets are typically restricted from being used to fund obligations outside of the joint venture. These entities typically do not have third-party debt; however, the joint venture arrangements may provide for capital calls to fund operations or require the joint venture partners to provide additional financial support or advance payment or retention letters of credit.

Each of these entities is assessed at inception and on an ongoing basis as to whether it qualifies as a variable interest entity (“VIE”) under the consolidations guidance in FASB ASC 810. Joint ventures generally qualify as a VIE when they meet the following criteria: (1) the entity meets the definition of a legal entity, (2) the entity absorbs the operational risk of the projects being executed, creating a variable interest, and (3) sufficient capital investment has not been provided by the partners, potentially resulting in the entity needing additional subordinated financial support, if necessary, to finance its future activities.

If at any time an entity qualifies as a VIE, we are required to perform a qualitative assessment to determine whether we are the primary beneficiary of the VIE and therefore, need to consolidate the VIE. We are the primary beneficiary if we have (1) the power to direct the economically significant activities of the VIE and (2) the right to receive benefits from, and obligation to absorb losses of, the VIE. If we are the primary beneficiary of the VIE, or otherwise have the ability to control an entity, we consolidate the entity. If we are not determined to be the primary beneficiary of the VIE, or only have the ability to significantly influence the entity rather than control it, we do not consolidate the entity. We account for unconsolidated entities using the equity method or proportionate consolidation. At March 31, 2012 and December 31, 2011, we had no material proportionately consolidated entities. See Note 4 for additional discussion of our material joint venture arrangements.

New Accounting Standards—There are no recently issued accounting standards that we believe will have a material impact on our financial position, results of operations or cash flow.

2.	EARNINGS PER SHARE

A reconciliation of weighted average basic shares outstanding to diluted shares outstanding and the computation of basic and diluted EPS are as follows:

	Three Months Ended March 31,
	2012	2011
	(in thousands, except per share data)
Net income attributable to CB&I	$59,487	$50,506

Weighted average shares outstanding—basic	97,257	98,540
Effect of stock options/restricted shares/performance shares (1)	1,926	2,240
Effect of directors’ deferred-fee shares (1)	69	67

Weighted average shares outstanding—diluted	99,252	100,847

Net income attributable to CB&I per share:
Basic	$0.61	$0.51
Diluted	$0.60	$0.50

(1) Antidilutive shares excluded from diluted EPS	165	172

3.	GOODWILL AND OTHER INTANGIBLES

Goodwill—At March 31, 2012 and December 31, 2011, our goodwill balances were $932,350 and $926,393, respectively, attributable to the excess of the purchase price over the fair value of net assets acquired as part of previous acquisitions. The change in goodwill for the three months ended March 31, 2012 was as follows:

Balance at December 31, 2011	$926,393
Foreign currency translation	7,233
Amortization of tax goodwill in excess of book goodwill	(1,276)

Balance at March 31, 2012	$932,350

During the three months ended March 31, 2012, no indicators of goodwill impairment were identified and therefore no goodwill impairment charge was recorded. There can be no assurance that our future goodwill impairment analyses will not result in a future impairment charge.

Other Intangible Assets—The following table provides a summary of our acquired finite-lived intangible assets at March 31, 2012 and December 31, 2011, including weighted-average useful lives for each major intangible asset class and in total:

	March 31, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets (weighted average life)
Process technologies (16 years) (1)	$229,062	$(60,449)	$228,363	$(57,381)
Tradenames (9 years)	38,542	(27,449)	38,346	(25,814)
Backlog (5 years)	10,721	(9,361)	10,669	(8,782)
Lease agreements (6 years)	7,493	(6,143)	7,279	(5,792)
Non-compete agreements (7 years)	2,952	(1,802)	2,895	(1,664)

Total (14 years)	$288,770	$(105,204)	$287,552	$(99,433)

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

The net decrease in other intangibles for the three months ended March 31, 2012 related primarily to amortization expense of $6,092, partially offset by the impact of foreign currency translation.

4.	JOINT VENTURE ARRANGEMENTS

As discussed in Note 1, we account for our unconsolidated joint ventures primarily using the equity method of accounting. Further, we consolidate any joint venture that is determined to be a VIE for which we are the primary beneficiary, or which we otherwise effectively control.

Unconsolidated Joint Ventures—We have a 50% equity interest in Chevron-Lummus Global (“CLG”), which provides license, basic engineering services and catalyst supply for deep conversion (e.g. hydrocracking), residual hydroprocessing and lubes processing. The business primarily focuses on converting/upgrading heavy/sour crude that is produced in the refinery process to more marketable products. As sufficient capital investments in CLG have been made by the joint venture partners, it does not qualify as a VIE. We have no other material unconsolidated joint ventures.

Consolidated Joint Ventures—The following is a summary description of the material joint ventures we consolidate due to their designation as VIEs for which we are the primary beneficiary:

•

CBI Kentz Joint Venture—In 2011, a joint venture between CB&I (65%) and Kentz (35%) was formed to execute the structural, mechanical, piping, electrical and instrumentation work and to provide commissioning support for the construction of three Liquefied Natural Gas (“LNG”) trains, including associated utilities and a domestic gas processing and compression plant for the Gorgon LNG project, located on Barrow Island, Australia. At March 31, 2012, the contract value of the project was approximately $2.3 billion.

•

CBI Clough Joint Venture—In 2009, a joint venture between CB&I (65%) and Clough (35%) was formed to execute the EPC work for a gas conditioning plant, nearby wellheads, and associated piping and infrastructure for the Papua New Guinea LNG project, located in the Southern Highlands of Papua New Guinea. At March 31, 2012, the contract value of the project was approximately $2.0 billion.

The following table presents summarized balance sheet information for the aforementioned VIEs:

	March 31, 2012	December 31, 2011
CBI Kentz Joint Venture
Current assets	$44,800	$26,415
Current liabilities	$25,052	$17,417
CBI Clough Joint Venture
Current assets	$96,778	$81,773
Current liabilities	$45,050	$22,498

The use of these joint venture arrangements exposes us to a number of risks, including the risk that our partners may be unable or unwilling to provide their share of capital investment to fund the operations of the joint venture or to complete their obligation to us, the joint venture or ultimately, our customer. This could result in unanticipated costs to achieve contractual performance requirements, liquidated damages or contract disputes, including claims against our partners.

5.	FACILITY REALIGNMENT LIABILITY

At March 31, 2012 and December 31, 2011, we had a facility realignment liability related to the recognition of future operating lease expense for unutilized facility capacity where we remain contractually obligated to a lessor. The liability was recorded in accrued liabilities and other non-current liabilities based on the anticipated timing of payments. Charges for the three months ended March 31, 2012 were primarily related to our Steel Plate Structures sector and were recognized within cost of revenue. The following table summarizes the change in the liability for the three months ended March 31, 2012:

Balance at December 31, 2011	$15,278
Charges	1,975
Cash payments	(1,196)
Foreign exchange and other	108

Balance at March 31, 2012	$16,165

6.	FINANCIAL INSTRUMENTS

Foreign Currency Exchange Rate Derivatives

Operating Exposures—At March 31, 2012, the notional value of our outstanding forward contracts to hedge certain foreign exchange-related operating exposures was approximately $67,900. These contracts vary in duration, generally maturing up to three years from period-end. Certain of these hedges are designated as cash flow hedges, allowing changes in their fair value to be recognized in AOCI until the associated underlying operating exposure impacts our earnings. We exclude forward points, which are recognized as ineffectiveness within cost of revenue and are not material to our earnings, from our hedge assessment analysis.

Intercompany Loan Exposures—At March 31, 2012, the notional value of our outstanding forward contracts to hedge certain intercompany loans utilized to finance non-U.S. subsidiaries was approximately $4,400. These contracts, which we do not designate as cash flow hedges, generally mature within seven days of period-end and changes in their fair value are recognized in cost of revenue, generally offsetting any translation gains (losses) on the underlying loans.

Interest Rate Derivatives

Interest Rate Exposures—We continue to utilize a swap arrangement to hedge against interest rate variability associated with our Term Loan. The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Loan at inception and through March 31, 2012. Accordingly, changes in the fair value of the hedge are recognized in AOCI until the associated underlying exposure impacts our earnings.

Financial Instruments Disclosures

The following tables present the fair value of our cash and cash equivalents, foreign currency exchange rate derivatives and interest rate derivatives at March 31, 2012 and December 31, 2011, respectively, by valuation hierarchy and balance sheet classification:

	March 31, 2012
	Quoted Market Prices In Active Markets (Level 1)	Internal Models With Significant Observable Market Parameters (Level 2) (1)	Internal Models With Significant Unobservable Market Parameters (Level 3)	Total Carrying Value On The Balance Sheet
Assets
Cash and cash equivalents	$639,811	$—	$—	$639,811
Other current assets	—	2,350	—	2,350
Other non-current assets	—	80	—	80

Total assets at fair value	$639,811	$2,430	$—	$642,241

Liabilities
Accrued liabilities	$—	$(1,984)	$—	$(1,984)
Other non-current liabilities	—	(271)	—	(271)

Total liabilities at fair value	$—	$(2,255)	$—	$(2,255)

	December 31, 2011
	Quoted Market Prices In Active Markets (Level 1)	Internal Models With Significant Observable Market Parameters (Level 2) (1)	Internal Models With Significant Unobservable Market Parameters (Level 3)	Total Carrying Value On The Balance Sheet
Assets
Cash and cash equivalents	$671,811	$—	$—	$671,811
Other current assets	—	2,983	—	2,983
Other non-current assets	—	51	—	51

Total assets at fair value	$671,811	$3,034	$—	$674,845

Liabilities
Accrued liabilities	$—	$(4,414)	$—	$(4,414)
Other non-current liabilities	—	(433)	—	(433)

Total liabilities at fair value	$—	$(4,847)	$—	$(4,847)

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

A financial instrument’s categorization within the valuation hierarchy above is based upon the lowest level of input that is significant to the fair value measurement. Cash and cash equivalents are classified within Level 1 of the valuation hierarchy as they are valued at cost, which approximates fair value. Derivative positions are classified within Level 2 of the valuation hierarchy, as they are valued using readily observable market parameters (quoted market prices for similar assets and liabilities in active markets). Level 2 derivatives are valued utilizing an income approach, which discounts future cash flow based upon current market expectations and adjusts for credit risk. In some cases, derivatives may be valued using models with significant unobservable market parameters and would be classified within Level 3 of the valuation hierarchy. We did not have any Level 3 classifications at March 31, 2012 or December 31, 2011.

The carrying values of our accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. At March 31, 2012 and December 31, 2011, the fair value of our long-term debt, based upon the current market rates for debt with similar credit risk and maturity, approximated its carrying value as interest is based upon LIBOR plus an applicable floating spread and is paid quarterly in arrears.

Derivatives Disclosures

The following table presents the total fair value by underlying risk and balance sheet classification for both derivatives designated as cash flow hedges and derivatives not designated as cash flow hedges at March 31, 2012 and December 31, 2011:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Classification	March 31, 2012	December 31, 2011	Balance Sheet Classification	March 31, 2012	December 31, 2011
Derivatives designated as cash flow hedges
Interest rate	Other current and non-current assets	$—	$—	Accrued and other non- current liabilities	$(949)	$(1,274)
Foreign currency	Other current and non-current assets	815	750	Accrued and other non- current liabilities	(165)	(1,191)

		$815	$750		$(1,114)	$(2,465)

Derivatives not designated as cash flow hedges
Interest rate	Other current and non-current assets	$—	$—	Accrued and other non- current liabilities	$—	$—
Foreign currency	Other current and non-current assets	1,615	2,284	Accrued and other non- current liabilities	(1,141)	(2,382)

		$1,615	$2,284		$(1,141)	$(2,382)

Total fair value		$2,430	$3,034		$(2,255)	$(4,847)

The following table presents the total value, by underlying risk, recognized in other comprehensive income (“OCI”) and reclassified from AOCI to interest expense (interest rate derivatives) and cost of revenue (foreign currency derivatives) during the three months ended March 31, 2012 and 2011, for derivatives designated as cash flow hedges:

	000000000000000000	000000000000000000	000000000000000000	000000000000000000
	Amount of Gain (Loss) on Effective Derivative Portion
	Recognized in OCI		Reclassified from AOCI into Earnings (1)
	Three Months Ended March 31,
	2012	2011	2012	2011
Derivatives designated as cash flow hedges
Interest rate	$(51)	$(78)	$(378)	$(802)
Foreign currency	1,237	855	(925)	1

Total	$1,186	$777	$(1,303)	$(801)

(1)	Net unrealized gains totaling $66 are expected to be reclassified from AOCI into earnings during the next 12 months due to settlement of the associated underlying obligations.

The following table presents the total value, by underlying risk, recognized in interest expense (interest rate derivatives) and cost of revenue (foreign currency derivatives) for the three months ended March 31, 2012 and 2011 for derivatives not designated as cash flow hedges:

	000000	000000
	Amount of Gain (Loss) Recognized in Earnings
	Three Months Ended March 31,
	2012	2011
Derivatives not designated as cash flow hedges
Interest rate	$—	$—
Foreign currency	(1,854)	(888)

Total	$(1,854)	$(888)

7.	RETIREMENT BENEFITS

Our 2011 Annual Report disclosed anticipated 2012 defined benefit pension and other postretirement plan contributions of approximately $15,800 and $3,800, respectively. The following table provides updated contribution information for our plans at March 31, 2012:

	000000000000000	000000000000000
	Pension Plans	Other Postretirement Plans
Contributions made through March 31, 2012	$8,709	$633
Remaining contributions expected for 2012	7,488	2,937

Total contributions expected for 2012	$16,197	$3,570

The following table provides a breakout of the components of net periodic benefit cost associated with our defined benefit pension and other postretirement plans for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Pension Plans
Service cost	$984	$995
Interest cost	6,737	7,254
Expected return on plan assets	(6,030)	(6,474)
Amortization of prior service credits	(115)	(121)
Recognized net actuarial loss	676	288

Net periodic benefit cost	$2,252	$1,942

Other Postretirement Plans
Service cost	$281	$260
Interest cost	659	724
Amortization of prior service credits	(67)	(67)
Recognized net actuarial gain	(70)	(94)

Net periodic benefit cost	$803	$823

8.	COMMITMENTS AND CONTINGENCIES

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

Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Over the past several decades and through March 31, 2012, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 5,100 plaintiffs and, of those claims, approximately 1,300 claims were pending and 3,800 have been closed through dismissals or settlements. Over the past several decades and through March 31, 2012, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount of approximately one thousand dollars per claim. We review each case on its own merits and make accruals based upon the probability of loss and our estimates of the amount of liability and related expenses, if any. We do not believe that any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow, and, at March 31, 2012, we had approximately $1,800 accrued for liability and related expenses. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that we may expect to recover because of the variability in coverage amounts, limitations and deductibles, or the viability of carriers, with respect to our insurance policies for the years in question.

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

We believe that we are in compliance, in all material respects, with all environmental laws and regulations. We do not believe that any environmental matters will have a material adverse effect on our future results of operations, financial position or cash flow. We do not anticipate that we will incur material capital expenditures for environmental controls or for the investigation or remediation of environmental conditions during the remainder of 2012 or 2013.

9.	STOCK-BASED PLANS

Changes in common stock, additional paid-in capital, stock held in trust and treasury stock since December 31, 2011 primarily related to activity associated with our stock-based compensation plans and share repurchases.

Stock-Based Compensation Plans—During the three months ended March 31, 2012, we granted the following shares associated with our incentive plans:

	Shares (1)	Weighted Average Grant-Date Fair Value Per Share
Restricted shares	348,558	$44.29
Performance shares	300,813	$44.42

Total	649,371

(1)	No stock options were granted during the three months ended March 31, 2012.

During the three months ended March 31, 2012, we issued the following shares associated with our incentive plans and employee stock purchase plan (“ESPP”):

Shares
Performance shares (issued upon vesting)	1,193,874
Restricted shares (issued upon vesting) (1)	692,120
Stock options (issued upon exercise)	166,694
ESPP shares (issued upon sale)	60,743

Total	2,113,431

(1)	Includes 432,990 shares that were previously transferred to a rabbi trust upon grant and reported as stock held in trust on the Balance Sheets.

During the three months ended March 31, 2012 and 2011, we recognized $22,340 and $20,016 of stock-based compensation expense, respectively. For additional information related to our stock-based compensation plans, see Note 14 to our 2011 Annual Report.

Share Repurchases—During the three months ended March 31, 2012, we repurchased 2,367,225 shares for $105,551 (an average price of $44.59), consisting of 1,813,531 shares associated with repurchases of our outstanding common stock and 553,694 shares for taxes withheld on taxable share distributions.

10.	SEGMENT INFORMATION

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

	Three Months Ended March 31,
	2012	2011
Revenue
Steel Plate Structures	$419,931	$368,708
Project Engineering and Construction	681,283	464,570
Lummus Technology	100,053	120,993

Total revenue	$1,201,267	$954,271

Income From Operations
Steel Plate Structures	$38,296	$36,924
Project Engineering and Construction	24,910	15,015
Lummus Technology	22,599	23,064

Total income from operations	$85,805	$75,003

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

We continue to have a broad diversity within the entire energy project spectrum, with over 80% of our first quarter 2012 revenue coming from projects outside the U.S. The geographic mix of our revenue will continue to evolve consistent with changes in our backlog mix, as well as shifts in future global energy demand. We currently anticipate investment in steel plate structures and energy processes projects will remain strong in many parts of the world. Investments across the natural gas value chain, specifically gas processing and LNG, continue to increase and we are also experiencing increases in petrochemical activity. With respect to technology, we are continuing to experience good conditions in refining and petrochemical activity.

We offer our customers a range of contracting options, including cost-reimbursable, fixed-price and hybrid, which has both cost-reimbursable and fixed-price characteristics. Under fixed-price contracts, we perform our services and execute our projects at an established price. Under cost-reimbursable contracts, we generally perform our services in exchange for a price that consists of reimbursement of all customer-approved costs and a profit component, which is typically a fixed rate per hour, an overall fixed fee or a percentage of total reimbursable costs. The timing of our revenue recognition may be impacted by the contracting structure of our contracts. Cost-reimbursable contracts, or hybrid contracts with a more significant cost-reimbursable component, generally provide our customers with greater influence over the timing of when we perform our work, and accordingly, such contracts often result in less predictability with respect to the timing of our revenue. Fixed-price and hybrid contracts tend to provide us with greater control over project schedule and the timing of when work is performed and costs are incurred, and accordingly, when revenue is recognized. The distribution of our backlog at March 31, 2012 was comparable to our December 31, 2011 distribution of approximately 55% cost-reimbursable, 38% fixed-price and hybrid, and 7% Lummus Technology. Our backlog going into the first quarter of 2011 was approximately 45% cost reimbursable, 48% fixed-price and hybrid, and 7% Lummus Technology.

Our Steel Plate Structures and Project Engineering and Construction backlog (collectively, “EPC backlog”) comprised approximately $4.7 billion and $4.3 billion, respectively, of our consolidated March 31, 2012 backlog. The composition of our EPC backlog by end market was approximately 40% LNG (including low temp and cryogenic), 10% oil sands, 15% refining, 20% gas processing, and 15% petrochemical and other end markets. Our LNG backlog was primarily concentrated in the Asia Pacific region and we anticipate significant opportunities will continue to be derived from this region, in addition to Russia and North America. Our oil sands backlog is derived from the Canadian oil sands and we anticipate significant opportunities will continue from this region. While the majority of our refining-related backlog was derived from South America, we expect to see increasing opportunities in Russia and the Middle East. Our gas processing projects are primarily concentrated in the U.S. and Asia Pacific region, where we anticipate continued strength.

Lummus Technology comprised $595.0 million of our consolidated March 31, 2012 backlog and consists of technology licenses, engineering services, catalyst and specialized heat transfer equipment for the refining, gas processing and petrochemical industries. Equity earnings relate to our 50% owned CLG joint venture and are generated from technology licenses, engineering services and catalysts, primarily for the refining industry.

We have more than 700 projects in our backlog, which are being executed in over 70 countries. These projects vary in size from less than one hundred thousand dollars in contract value to more than two billion dollars, with varying durations that can exceed five years. The differing types, size, and durations of our projects, combined with the geographic diversity of our projects and stages of completion, often results in fluctuations in our quarterly business sector results as a percentage of sector revenue. In addition, the relative contribution of each of our business sectors, and selling and administrative expense fluctuations, will impact our quarterly consolidated results as a percentage of consolidated revenue. Selling and administrative expense fluctuations are primarily impacted by our stock-based compensation costs, which are recognized predominantly in the first quarter of each year due to the timing of stock awards and the immediate expensing of awards for those participants that are eligible to retire. Although quarterly variability is not unusual in our project-oriented business, we are currently not aware of any fundamental change in our backlog or business that would give rise to future operating results that would be significantly different from our recent historical norms.

RESULTS OF OPERATIONS

Our new awards, revenue and income from operations by reporting segment are as follows:

	Three Months Ended March 31,
	(In thousands)
	2012	% of Total	2011	% of Total
New Awards
Steel Plate Structures	$410,923	24%	$291,544	29%
Project Engineering and Construction	1,155,395	68%	586,703	58%
Lummus Technology	129,043	8%	133,316	13%

Total new awards	$1,695,361		$1,011,563

	2012	% of Total	2011	% of Total
Revenue
Steel Plate Structures	$419,931	35%	$368,708	38%
Project Engineering and Construction	681,283	57%	464,570	49%
Lummus Technology	100,053	8%	120,993	13%

Total revenue	$1,201,267		$954,271

	2012	% of Revenue	2011	% of Revenue
Income From Operations
Steel Plate Structures	$38,296	9.1%	$36,924	10.0%
Project Engineering and Construction	24,910	3.7%	15,015	3.2%
Lummus Technology	22,599	22.6%	23,064	19.1%

Total income from operations	$85,805	7.1%	$75,003	7.9%

Consolidated Results

New Awards/Backlog—New awards represent the value of new project commitments received during a given period and are included in backlog until work is performed and revenue is recognized, or until cancellation. Our new awards may vary significantly each reporting period based upon the timing of our major new project commitments. New awards were $1.7 billion for the first quarter 2012, compared with $1.0 billion for the corresponding 2011 period. The increase in new awards over the comparable prior-year period was primarily the result of a large Project Engineering and Construction oil sands award in Canada (approximately $750.0 million) during 2012. See Segment Results below for further discussion.

Backlog at March 31, 2012 was approximately $9.6 billion, compared with $9.0 billion at December 31, 2011, reflecting the significant oil sands award noted above. For the first quarter 2012, our non-U.S. dollar denominated backlog increased by approximately $90.0 million due to the weakening of the U.S. dollar, primarily against the Australian Dollar, Colombian Peso and Canadian Dollar. While currency fluctuation can cause significant variations in our reported backlog, these fluctuations have not resulted in significant variations in our operating results.

Revenue—Revenue was $1.2 billion for the first quarter 2012, representing a $247.0 million increase (26%) from the corresponding 2011 period. Revenue increased $51.2 million (14%) for Steel Plate Structures and $216.7 million (47%) for Project Engineering and Construction, and decreased $20.9 million (17%) for Lummus Technology. The increase in revenue for 2012 was primarily due to an increase in construction activities on our large Project Engineering and Construction projects, including our refinery project in Colombia and gas processing projects in Papua New Guinea and the U.S. See Segment Results below for further discussion.

Gross Profit—Our gross profit was $153.3 million (12.8% of revenue) for the first quarter 2012, compared with $136.7 million (14.3% of revenue) for the corresponding 2011 period. The decrease in gross profit percentage, relative to the comparable prior year period, was primarily due to a higher percentage of our revenue being derived from our cost-reimbursable backlog in our Project Engineering and Construction sector (as discussed above).

Selling and Administrative Expense—Selling and administrative expense was $63.2 million (5.3% of revenue) for the first quarter 2012, compared with $57.7 million (6.0% of revenue) for the corresponding 2011 period. The absolute dollar increase was attributable to increases associated with our incentive plans and global administrative support costs (approximately $3.4 million), with the remaining increase being predominantly inflationary in nature. As discussed above, our stock-based compensation costs, which are predominantly in selling and administrative expense, are higher in the first quarter of each year due to the immediate expensing of awards for those participants that are eligible to retire. First quarter stock-based compensation expense totaled $22.3 million and $20.0 million for 2012 and 2011, respectively, or 63% and 56% of estimated annual expense for each of the respective periods.

Other Operating Income, Net—Other operating income was $0.1 million for the first quarter 2012, versus $0.9 million for the corresponding 2011 period, primarily reflecting the net impact of gains and losses from the sale of miscellaneous property and equipment.

Equity Earnings—Equity earnings were $1.8 million for the first quarter 2012, compared to $1.3 million for the corresponding 2011 period. The increase was due to higher earnings from our unconsolidated CLG joint venture.

Income from Operations—Income from operations was $85.8 million (7.1% of revenue) for the first quarter 2012, versus $75.0 million (7.9% of revenue) during the corresponding 2011 period. The increase in absolute value and decrease as a percentage of revenue were due to the reasons noted above. See Segment Results for further discussion.

Interest Expense and Interest Income—Interest expense was $2.1 million for the first quarter 2012, compared to $3.1 million for the corresponding 2011 period. The decrease was primarily due to our lower long-term debt balance. Interest income was $2.2 million for the first quarter 2012, compared to $1.4 million for the corresponding 2011 period. The increase was due to higher average cash balances.

Income Tax Expense—Income tax expense for the first quarter 2012 was $24.9 million (29.0% of pre-tax income), compared with $21.8 million (29.7% of pre-tax income) for the corresponding 2011 period. Our tax rate fluctuates depending upon the geographic distribution of our pre-tax income.

Net Income Attributable to Noncontrolling Interests—Our noncontrolling interests are primarily associated with our LNG mechanical erection project in Australia, gas processing project in Papua New Guinea and certain projects in the Middle East. Net income attributable to noncontrolling interests was $1.5 million for the first quarter 2012, compared to $1.1 million for the corresponding 2011 period. The change compared with 2011 was commensurate with the level of applicable operating results for such projects, primarily in Australia. We expect to experience an increase in net income attributable to noncontrolling interests in future periods as the aforementioned projects in Australia and Papua New Guinea progress.

Segment Results

Steel Plate Structures

New Awards—New awards were $410.9 million for the first quarter 2012, compared with $291.5 million for the corresponding 2011 period. Significant new awards during 2012 included petroleum storage tank work in the U.S. (approximately $60.0 million) and Canada (approximately $55.0 million), oil sands related work in Canada (approximately $50.0 million) and various other storage tank awards throughout the world, with the increase over the prior year period due primarily to a higher volume of awards in the U.S. and Canada.

Revenue—Revenue was $419.9 million for the first quarter 2012, representing an increase of $51.2 million (14%) compared with the corresponding 2011 period. This increase was primarily attributable to increased construction activity on our large LNG tank and mechanical erection projects in Australia.

Income from Operations— Income from operations for the first quarter 2012 was $38.3 million (9.1% of revenue) versus $36.9 million (10.0% of revenue) for 2011. Our 2012 results generally benefited from higher revenue volume and related leverage of our operating costs, offset by the impact of a higher percentage of revenue being derived from our large Australian cost-reimbursable project and due to the 2011 period experiencing overall better project results on projects in the U.S. and Canada (approximately $4.0 million).

Project Engineering and Construction

New Awards—New awards were $1.2 billion for the first quarter 2012, compared with $586.7 million for the corresponding 2011 period. Significant new awards during the first quarter 2012 included EPC services for an oil sands expansion project in Canada (approximately $750.0 million) and a petrochemical project in the U.S. (approximately $260.0 million). Significant new awards for the first quarter 2011 included the full release of EPC services for an oil sands project in Canada (approximately $400.0 million), front end engineering design (“FEED”) and project management services for a refinery in the Middle East (approximately $40.0 million), and various other awards, primarily in Europe.

Revenue—Revenue was $681.3 million for the first quarter 2012, representing an increase of $216.7 million (47%) compared with the corresponding 2011 period. Our 2012 results benefited from an increase in engineering and construction activities on our refinery project in Colombia (approximately $130.0 million), increased construction activity on our gas processing plant projects in Papua New Guinea and the U.S. (approximately $70.0 million for both projects combined), and increased revenue related to various projects in Europe. Revenue for our Colombian refinery project was approximately $250.0 million in the first quarter 2012.

Income from Operations—Income from operations for the first quarter 2012 was $24.9 million (3.7% of revenue) versus $15.0 million (3.2% of revenue) for the corresponding 2011 period. Our 2012 results generally benefited from higher revenue volume and related leverage of our operating costs, partially offset by the impact of a higher percentage of revenue being derived from our cost-reimbursable projects in Papua New Guinea and Colombia.

Lummus Technology

New Awards—New awards were $129.0 million for the first quarter 2012, compared with $133.3 million for the corresponding 2011 period. Significant new awards during the first quarter 2012 included an award for heaters and engineering and design for a refinery in Russia (approximately $60.0 million), while the prior year period included an award for the license and engineering design of a propane dehydrogenation unit and polypropylene plant in Kazakhstan (approximately $39.0 million). The award activity for 2012 was primarily located in Russia, North America, Asia Pacific and the Middle East.

Revenue—Revenue was $100.1 million for the first quarter 2012, representing a decrease of $20.9 million (17%) compared with the corresponding 2011 period. The decrease was primarily attributable to lower licensing and heat transfer revenue resulting from normal variations in the timing of execution of our backlog.

Income from Operations—Income from operations for the first quarter 2012 was $22.6 million (22.6% of revenue) versus $23.1 million (19.1% of revenue) for the corresponding 2011 period. The increase in income from operations as a percentage of revenue for 2012 compared to the prior year period was due to better margins realized on our 2012 licensing activity.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents—At March 31, 2012, cash and cash equivalents were $639.8 million.

Operating Activities—During the first three months of 2012, cash provided by operations was $59.3 million, as cash generated from earnings and dividends received from our equity investments were offset by an overall increase in working capital levels. The increase in working capital was the result of an increase in accounts receivable ($65.3 million) primarily for major projects in Project Engineering and Construction. The increase in accounts receivable was partly offset by a decrease in net contracts in progress ($24.2 million) and an increase in accounts payable ($12.0 million) for various projects in Lummus Technology and major projects in Project Engineering and Construction, respectively.

Investing Activities—During the first three months of 2012, net cash used in investing activities was $10.0 million, as capital expenditures of $10.7 million were partly offset by proceeds from the sale of property and equipment of $0.7 million.

We continue to evaluate and selectively pursue opportunities for additional expansion of our business through acquisition of complementary businesses. These acquisitions, if they arise, may involve the use of cash or may require further debt or equity financing.

Financing Activities— During the first three months of 2012, net cash flow used in financing activities was $90.7 million, primarily resulting from share repurchases settled during the period of $104.7 million (2.3 million shares at an average price of $44.60 per share), including $80.0 million to repurchase 1.8 million shares of our outstanding common stock and $24.7 million to repurchase 0.5 million shares associated with stock-based compensation related withholding taxes on taxable share distributions. Additionally, cash used in financing activities included dividends paid to our shareholders of $4.9 million and distributions to our noncontrolling interest partners of $2.5 million. These cash outflows were partly offset by tax benefits associated with tax deductions in excess of recognized stock-based compensation costs of $17.5 million and cash proceeds from the issuance of shares associated with our stock plans of $3.8 million.

Effect of Exchange Rate Changes on Cash and Cash Equivalents—During the first three months of 2012, our cash balance increased by $9.4 million due to the impact of changes in functional currency exchange rates against the U.S. dollar on non-U.S. dollar cash balances, primarily the Canadian Dollar, Euro and Australian Dollar. The unrealized gain on our cash balance resulting from this exchange rate movement is reflected in the cumulative translation component of other comprehensive income (loss). Our cash held in non-U.S. dollar currencies is used primarily for project-related and other operating expenditures in those currencies, and therefore, our exposure to realized exchange gains and losses is not anticipated to be material.

Letters of Credit/Bank Guarantees/Debt/Surety Bonds—Our primary internal source of liquidity is cash flow generated from operations. Capacity under a revolving credit facility is also available, if necessary, to fund operating or investing activities. We have a four-year, $1.1 billion, committed and unsecured revolving credit facility (the “Revolving Facility”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, and Bank of America, N.A. (“BofA”), as syndication agent, which expires in July 2014. The Revolving Facility has a borrowing sublimit of $550.0 million and certain financial covenants, including a maximum leverage ratio of 2.50, a minimum fixed charge coverage ratio of 1.75, and a minimum net worth level calculated as $889.5 million at March

31, 2012. The Revolving Facility also includes customary restrictions regarding subsidiary indebtedness, sales of assets, liens, investments, type of business conducted and mergers and acquisitions, as well as a trailing twelve-month limitation of $200.0 million for dividend payments and share repurchases, among other restrictions. At March 31, 2012, we had issued $354.2 million of letters of credit under the Revolving Facility. Such letters of credit are generally issued to customers in the ordinary course of business to support advance payments and performance guarantees, in lieu of retention on our contracts, or in certain cases, are issued in support of our insurance program. At March 31, 2012, we had $745.8 million of available capacity under the Revolving Facility.

In addition to the Revolving Facility, we have a $125.0 million committed and unsecured letter of credit and term loan agreement (the “LC Agreement”) with BofA, as administrative agent, JPMorgan, and various private placement note investors, which expires in November 2014. Under the terms of the LC Agreement, either BofA or JPMorgan (the “LC Issuers”) can issue letters of credit. At March 31, 2012, we had issued $122.3 million of letters of credit under the LC Agreement. The LC Agreement has financial and restrictive covenants similar to those noted above for the Revolving Facility. In the event of our default under the LC Agreement, including our failure to reimburse a draw against an issued letter of credit, the LC Issuers could transfer their claim against us, to the extent such amount is due and payable by us under the LC Agreement, to the private placement lenders, creating a term loan that is due and payable no later than the stated maturity of the respective LC Agreement. In addition to quarterly letter of credit fees that we pay under the LC Agreement, we would be assessed an applicable rate of interest over LIBOR to the extent that a term loan is in effect.

Additionally, we have $40.0 million remaining on our Term Loan with JPMorgan, as administrative agent, and BofA, as syndication agent. Interest under the Term Loan is paid quarterly in arrears and, at our election, is based upon LIBOR plus an applicable floating margin. However, we have an interest rate swap that provides for an interest rate of approximately 5.57%, inclusive of the applicable floating margin. The remaining Term Loan balance is scheduled to be repaid in November 2012. The Term Loan has financial and restrictive covenants similar to those noted above for the Revolving Facility.

We also have various short-term, uncommitted revolving credit facilities (the “Uncommitted Facilities”) across several geographic regions of approximately $1.5 billion. These facilities are generally used to provide letters of credit or bank guarantees to customers to support advance payments and performance guarantees in the ordinary course of business or in lieu of retention on our contracts. At March 31, 2012, we had available capacity of $732.2 million under these facilities. In addition to providing letters of credit or bank guarantees, we also issue surety bonds in the ordinary course of business to support our contract performance.

During 2011 and the three months ended March 31, 2012, we had no material borrowings under the Revolving Facility, the LC Agreement or the Uncommitted Facilities. At March 31, 2012, we were in compliance with all of our restrictive and financial covenants, with a leverage ratio of 0.18, a fixed charge coverage ratio of 6.61, and net worth of $1.2 billion. Our ability to remain in compliance with our lending facilities could be impacted by circumstances or conditions beyond our control, including, but not limited to, the delay or cancellation of projects, changes in foreign currency exchange or interest rates, performance of pension plan assets, or changes in actuarial assumptions. Further, we could be impacted if our customers experience a material change in their ability to pay us, if the banks associated with our lending facilities were to cease or reduce operations, or if there is a full or partial break-up of the European Union or its currency, the Euro.

Share Issuance Agreement —We have an agreement in place which enables us to issue and sell, from time to time, up to an aggregate of 10.0 million shares of our common stock through July 28, 2012. We have cumulatively offered and sold approximately 2.4 million shares of stock pursuant to the agreement; however, no shares were sold during the three months ended March 31, 2012.

Other—We believe our cash on hand, funds generated by operations, amounts available under our existing Revolving Facility, LC Agreement and Uncommitted Facilities, and other external sources of liquidity, such as the issuance of debt and equity instruments, will be sufficient to finance our capital expenditures, settle our commitments and contingencies (as more fully described in Note 8 to our Financial Statements) and address our working capital needs for the foreseeable future. However, there can be no assurance that such funding will be available, as our ability to generate cash flow from operations and our ability to access funding under our Revolving Facility, LC Agreement and Uncommitted Facilities at reasonable terms may be impacted by a variety of business, economic, legislative, financial and other factors, which may be outside of our control.

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

A portion of our pension plans assets are invested in European Union government securities, which could be impacted by economic turmoil in Europe or a full or partial break-up of the European Union or its currency, the Euro. However, given the long-term nature of pension funding requirements, in the event any of our pension plans (including those with investments in European Union government securities) become materially underfunded from a decline in value of our plan assets, we believe our cash on hand and amounts available under our existing revolving and uncommitted facilities would be sufficient to fund any increases in future contribution requirements.

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

Revenue Recognition—Our contracts are awarded on a competitive bid and negotiated basis. We offer our customers a range of contracting options, including cost-reimbursable, fixed-price and hybrid, which has both cost-reimbursable and fixed-price characteristics. Our contract revenue is primarily recognized using the POC method, based on the percentage that actual costs-to-date bear to total estimated costs to complete each contract. We follow the guidance of FASB ASC Revenue Recognition Topic 605-35 for accounting policies relating to our use of the POC method, estimating costs, and revenue recognition, including the recognition of profit incentives, unapproved change orders and claims, and combining and segmenting contracts. We utilize the cost-to-cost approach as we believe this method is less subjective than relying on assessments of physical progress. Under the cost-to-cost approach, the use of estimated costs to complete each contract is a significant variable in the process of determining recognized revenue and is a significant factor in the accounting for contracts. Significant estimates that impact the cost to complete each contract are: costs of engineering, materials, components, equipment, labor and subcontracts; labor productivity; schedule durations, including subcontract and supplier progress; liquidated damages; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts in progress. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates.

Contract revenue reflects the original contract price adjusted for approved change orders and estimated recoveries of unapproved change orders and claims. We recognize revenue associated with unapproved change orders and claims to the extent that related costs have been incurred, recovery is probable and the value can be reliably estimated. Profit incentives are generally included in contract price upon achievement of the relevant performance requirements and customer approval. At both March 31, 2012 and December 31, 2011, we had unapproved change orders of approximately $27.0 million factored into the determination of revenue and estimated costs for a project in our Project Engineering and Construction sector, but had no material claims or profit incentives factored into the determination of revenue.

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

Financial Instruments—We utilize derivative instruments in certain circumstances to mitigate the effects of changes in foreign currency exchange rates and interest rates, as described below:

•

Foreign Currency Exchange Rate Derivatives—We do not engage in currency speculation; however, we do utilize foreign currency exchange rate derivatives on an on-going basis to hedge against certain foreign currency-related operating exposures and to hedge intercompany loans utilized to finance our non-U.S. subsidiaries. We generally seek hedge accounting treatment for contracts used to hedge operating exposures and designate them as cash flow hedges. Therefore, gains and losses exclusive of credit risk and forward points (which represent the time-value component of the fair value of our derivative positions) are included in AOCI until the associated underlying operating exposure impacts our earnings. Changes in the fair value of credit risk and forward points, gains and losses associated with instruments deemed ineffective during the period and instruments that we do not designate as cash flow hedges (including those instruments used to hedge intercompany loans) are recognized within cost of revenue.

•

Interest Rate Derivatives—Our interest rate derivatives are limited to a swap arrangement in place to hedge against interest rate variability associated with our Term Loan. The swap arrangement is designated as a cash flow hedge, as its critical terms matched those of the Term Loan at inception and through March 31, 2012. Therefore, changes in the fair value of the swap arrangement are included in AOCI.

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

We have not provided a valuation allowance against approximately $40.6 million (at December 31, 2011) of our net U.K. net operating loss (“NOL”) related deferred tax asset (“DTA”). The U.K. NOL DTA was recorded primarily in 2007 and 2008 and is attributable to losses incurred during those years on two large fixed-price projects that were completed in the first quarter of 2010. Prior to 2007, and excluding these two projects in 2007 through 2009, our U.K. operations were profitable and have been since completion of the projects. In order to realize the U.K. NOL DTA, we will need to generate future taxable income of approximately $162.4 million. Given NOLs in the U.K. do not expire, and based on our historical and projected profitability for the U.K., we believe it is more likely than not that we will generate sufficient future taxable income to realize our U.K. NOL DTA.

We provide income tax and associated interest reserves, where applicable, in situations where we have and have not received tax assessments. Tax and associated interest reserves are provided in those instances where we consider it more likely than not that additional taxes will be due in excess of amounts reflected in income tax returns filed worldwide. At both March 31, 2012 and December 31, 2011 our reserves totaled approximately $7.4 million. As a matter of standard policy, we continually review our exposure to additional income tax obligations and as further information is known or events occur, changes in our tax and interest reserves may be recorded within income tax expense and interest expense, respectively.

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

Recoverability of Goodwill and Long-Lived Assets—Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually, absent any indicators of impairment. Our goodwill is required to be reviewed for impairment at the reporting unit level, which we have identified as our three reporting segments. As part of our annual impairment assessment, we first perform a qualitative assessment of goodwill to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If a two-phase quantitative assessment is deemed necessary, based on the qualitative assessment, it would require us to allocate goodwill to our reporting units, compare the fair value of our reporting units with their carrying amount, including goodwill, and then, if necessary, record a goodwill impairment charge in an amount equal to the excess, if any, of the carrying amount of a reporting unit’s goodwill over the implied fair value of that goodwill.

To the extent a quantitative assessment is required, the primary method we employ to estimate the fair value of each reporting unit is the discounted cash flow method. This methodology is based, to a large extent, on assumptions about future events, which may or may not occur as anticipated, and such deviations could have a significant impact on the calculated estimated fair values of our reporting units. These assumptions include, but are not limited to, estimates of future growth rates, discount rates and terminal values of reporting units. Our goodwill balance at March 31, 2012 was $932.4 million. Based upon our most recent goodwill impairment assessment during the fourth quarter of 2011, each of our reporting units continue to have estimated fair values that are substantially in excess of their carrying values.

We review tangible and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation is required, the estimated cash flow associated with the asset or asset group will be compared to the asset’s carrying amount to determine if an impairment exists. There were no indicators of impairment for our tangible and finite-lived intangible assets at March 31, 2012. Finite-lived identifiable intangible assets are amortized on a straight-line basis over estimated useful lives ranging from 5 to 20 years, absent any indicators of impairment. For further discussion regarding goodwill and other intangible assets, see Note 3 to our Financial Statements.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q, including all documents incorporated by reference, contains forward-looking statements regarding CB&I and represents our expectations and beliefs concerning future events. These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties. When considering any statements that are predictive in nature, depend upon or refer to future events or conditions, or use or contain words, terms, phrases, or expressions such as “achieve,” “forecast,” “plan,” “propose,” “strategy,” “envision,” “hope,” “will,” “continue,” “potential,” “expect,” “believe,” “anticipate,” “project,” “estimate,” “predict,” “intend,” “should,” “could,” “may,” “might,” or similar forward-looking statements, we refer you to the cautionary statements concerning risk factors and “Forward-Looking Statements” described under “Risk Factors” in Item 1A of our 2011 Annual Report for the year ended December 31, 2011, which cautionary statements are incorporated herein by reference.

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

We do not engage in currency speculation; however, we do utilize foreign currency derivatives on an on-going basis to hedge against certain foreign currency-related operating exposures and to hedge intercompany loans utilized to finance non-U.S. subsidiaries. We generally seek hedge accounting treatment for contracts used to hedge operating exposures and designate them as cash flow hedges. Therefore, gains and losses exclusive of credit risk and forward points are included in AOCI until the associated underlying operating exposure impacts our earnings. Changes in the fair value of forward points, gains and losses associated with instruments deemed ineffective during the period and instruments that we do not designate as cash flow hedges (including those instruments used to hedge intercompany loans) are recognized within cost of revenue and were not material for the three months ended March 31, 2012.

At March 31, 2012, the notional value of our outstanding forward contracts to hedge certain foreign currency exchange-related operating exposures was $67.9 million, including net foreign currency exchange rate exposure associated with the purchase of U.S. Dollars ($42.6 million), Euros ($14.5 million), Singapore Dollars ($6.5 million) and Thai Baht ($5.9 million), partially offset by the sale of Russian Rubles ($1.6 million). The total net fair value of these contracts was a gain of approximately $1.1 million at March 31, 2012. The potential change in fair value for our outstanding contracts resulting from a hypothetical ten percent change in quoted foreign currency exchange rates would have been approximately $6.9 million at March 31, 2012. This potential change in fair value for our outstanding contracts would be offset by the change in fair value of the associated underlying operating exposures.

At March 31, 2012, the notional value of our outstanding forward contracts to hedge certain intercompany loans utilized to finance non-U.S. subsidiaries was $4.4 million, including foreign currency exchange rate exposure associated with the sale of Singapore Dollars ($4.0 million) and Euros ($0.4 million). The total net fair value of these contracts was a loss of $0.1 million. The potential change in fair value for our outstanding contracts resulting from a hypothetical ten percent change in quoted foreign currency exchange rates would have been approximately $0.4 million at March 31, 2012, which would be offset by the change in fair value of the associated underlying exposures.

Interest Rate Risk—We continue to utilize a swap arrangement to hedge against interest rate variability associated with our Term Loan. The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Loan at inception and through March 31, 2012. Accordingly, changes in the fair value of the interest rate swap are recognized in AOCI. The total net fair value of the contract was a loss of approximately $0.9 million. The potential change in fair value for our interest rate swap from a hypothetical one percent change in the LIBOR rate would have been approximately $0.1 million at March 31, 2012, which would be offset by the change in fair value of the associated underlying exposure.

Other—The carrying values of our cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. At March 31, 2012, the fair value of our long-term debt, based upon the current market rates for debt with similar credit risk and maturity, approximated its carrying value as interest is based upon LIBOR plus an applicable floating spread and is paid quarterly in arrears. For quantification of our financial instruments, see Note 6 to our Financial Statements.

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

Changes in Internal Controls—There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Over the past several decades and through March 31, 2012, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 5,100 plaintiffs and, of those claims, approximately 1,300 claims were pending and 3,800 have been closed through dismissals or settlements. Over the past several decades and through March 31, 2012, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount of approximately one thousand dollars per claim. We review each case on its own merits and make accruals based upon the probability of loss and our estimates of the amount of liability and related expenses, if any. We do not believe that any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow, and, at March 31, 2012, we had approximately $1.8 million accrued for liability and related expenses. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that we may expect to recover because of the variability in coverage amounts, limitations and deductibles, or the viability of carriers, with respect to our insurance policies for the years in question.

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

We believe that we are in compliance, in all material respects, with all environmental laws and regulations. We do not believe that any environmental matters will have a material adverse effect on our future results of operations, financial position or cash flow. We do not anticipate that we will incur material capital expenditures for environmental controls or for the investigation or remediation of environmental conditions during the remainder of 2012 or 2013.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors disclosure included in our 2011 Annual Report for the year ended December 31, 2011 filed with the SEC on February 24, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases—The following table summarizes the number of shares repurchased during the first quarter of 2012:

Issuer Purchases of Equity Securities

Period	a) Total Number of Shares Purchased	b) Average Price Paid per Share	c) Total Number of Shares Purchased as Part of Publicly Announced Plan	d) Maximum Number of Shares that May Yet Be Purchased Under the Plan (1), (2)

2/1/12 - 2/29/12	90,000	$46.7792	90,000	7,630,673
3/1/12 - 3/31/12	1,723,531	$44.4879	1,723,531	5,907,142

Total	1,813,531	$44.6016	1,813,531	5,907,142

(1)	Table does not include shares withheld for tax purposes or forfeitures under our equity plans.
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

Share Issuance Agreement—We have a sales agency agreement (the “Agreement”) with Credit Agricole Securities (USA) Inc., which provides for the offer and sale from time to time through July 28, 2012, of up to 10.0 million shares of our common stock, par value Euro 0.01 per share (the “Shares”), through the sales agent. The Shares are registered under the Securities Act of 1933, as amended, pursuant to our shelf registration statement on Form S-3 (File No. 333-160852), which became effective upon filing with the SEC on July 29, 2009. We have cumulatively offered and sold approximately 2.4 million shares of stock pursuant to the Agreement; however, no shares were sold during the three months ended March 31, 2012.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

31.1 (1)	Certification Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (1),(2)	XBRL Instance Document.

101.SCH (1),(2)	XBRL Taxonomy Extension Schema Document.

101.CAL (1),(2)	XBRL Taxonomy Extension Calculation Linkbase Document .

101.DEF (1),(2)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB (1),(2)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (1),(2)	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed herewith
(2)

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iii) the Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, (v) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2012 and 2011, and (vi) the Notes to Financial Statements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

Date: April 24, 2012