Form 10-Q
period 2012-06-30
CHICAGO BRIDGE & IRON CO N V
filed 2012-07-25
CIK 1027884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the registrant’s common stock as of July 16, 2012 – 96,722,708

CHICAGO BRIDGE & IRON COMPANY N.V.

CHICAGO BRIDGE & IRON COMPANY N.V.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Unaudited)
Revenue	$1,299,529	$1,085,705	$2,500,796	$2,039,976
Cost of revenue	1,140,644	945,612	2,188,647	1,763,167

Gross profit	158,885	140,093	312,149	276,809
Selling and administrative expense	52,392	48,475	115,624	106,140
Intangibles amortization	6,037	6,372	12,129	12,664
Other operating expense (income), net	1,327	54	1,262	(844)
Equity earnings	(4,010)	(3,204)	(5,810)	(4,550)

Income from operations	103,139	88,396	188,944	163,399
Interest expense	(2,831)	(3,538)	(4,943)	(6,595)
Interest income	2,288	1,743	4,475	3,115

Income before taxes	102,596	86,601	188,476	159,919
Income tax expense	(29,752)	(24,898)	(54,658)	(46,652)

Net income	72,844	61,703	133,818	113,267
Less: Net (income) loss attributable to noncontrolling interests	(524)	191	(2,011)	(867)

Net income attributable to CB&I	$72,320	$61,894	$131,807	$112,400

Net income attributable to CB&I per share:
Basic	$0.75	$0.63	$1.36	$1.14
Diluted	$0.74	$0.62	$1.34	$1.12

Weighted average shares outstanding:
Basic	96,401	98,449	96,829	98,494
Diluted	97,632	100,163	98,442	100,503

Cash dividends on shares:
Amount	$4,832	$4,930	$9,717	$9,920
Per share	$0.05	$0.05	$0.10	$0.10

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Unaudited)
Net income	$72,844	$61,703	$133,818	$113,267
Other comprehensive (loss) income, net of tax:
Change in currency translation adjustment	(12,231)	11,093	(4,796)	22,360
Change in unrealized fair value of cash flow hedges	(222)	447	689	1,665
Change in unrecognized prior service pension credits/costs	(235)	(93)	(323)	3,063
Change in unrecognized actuarial pension gains/losses	2,474	118	1,860	(259)

Comprehensive income	62,630	73,268	131,248	140,096
Less: Net (income) loss attributable to noncontrolling interests	(524)	191	(2,011)	(867)
Less: Change in currency translation adjustment attributable to noncontrolling interests	(1)	79	(525)	(127)

Comprehensive income attributable to CB&I	$62,105	$73,538	$128,712	$139,102

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Cash and cash equivalents ($113,364 and $88,986 related to variable interest entities (“VIEs”))	$552,828	$671,811
Accounts receivable, net ($26,284 and $12,406 related to VIEs)	622,649	494,853
Costs and estimated earnings in excess of billings ($8,794 and $24,043 related to VIEs)	211,645	239,536
Deferred income taxes	126,634	125,564
Other current assets	136,099	129,557

Total current assets	1,649,855	1,661,321

Equity investments	85,515	95,687
Property and equipment, net	274,120	262,003
Deferred income taxes	69,141	78,503
Goodwill	918,684	926,393
Other intangibles, net	174,888	188,119
Other non-current assets	76,144	79,957

Total assets	$3,248,347	$3,291,983

Liabilities
Current maturity of long-term debt	40,000	40,000
Accounts payable ($46,619 and $32,125 related to VIEs)	551,908	518,749
Accrued liabilities	255,790	245,138
Billings in excess of costs and estimated earnings ($50,413 and $25,207 related to VIEs)	822,430	917,067
Income taxes payable	—	22,470

Total current liabilities	1,670,128	1,743,424

Other non-current liabilities	225,209	243,984
Deferred income taxes	108,619	108,145

Total liabilities	2,003,956	2,095,553

Shareholders’ Equity
Common stock, Euro .01 par value; shares authorized: 250,000,000; shares issued: 101,522,318; shares outstanding: 96,657,619 and 97,595,735	1,190	1,190
Additional paid-in capital	352,629	371,669
Retained earnings	1,140,571	1,018,481
Stock held in trust	(3,039)	(9,788)
Treasury stock, at cost: 4,864,699 and 3,926,583 shares	(200,383)	(142,666)
Accumulated other comprehensive loss	(64,247)	(61,152)

Total CB&I shareholders’ equity	1,226,721	1,177,734

Noncontrolling interests	17,670	18,696

Total shareholders’ equity	1,244,391	1,196,430

Total liabilities and shareholders’ equity	$3,248,347	$3,291,983

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30,
	2012	2011
	(Unaudited)
Cash Flows from Operating Activities
Net income	$133,818	$113,267
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	33,403	34,545
Deferred taxes	29,598	22,151
Stock-based compensation expense	28,439	26,030
Equity earnings	(5,810)	(4,550)
Gain on property and equipment transactions	(238)	(844)
Unrealized loss (gain) on foreign currency hedge ineffectiveness	1,124	(23)
Excess tax benefits from stock-based compensation	(18,045)	(15,040)
Change in operating assets and liabilities:
Increase in receivables, net	(127,796)	(216,547)
Change in contracts in progress, net	(66,746)	(19,596)
Increase in accounts payable	33,159	87,101
Increase in other current and non-current assets	(5,707)	(42,858)
Decrease in income taxes payable	(22,470)	—
(Decrease) increase in accrued and other non-current liabilities	(9,608)	6,281
Decrease in equity investments	20,000	1,453
Decrease (increase) in other	5,673	(25,813)

Net cash provided by (used in) operating activities	28,794	(34,443)

Cash Flows from Investing Activities
Capital expenditures	(34,187)	(15,763)
Proceeds from sale of property and equipment	1,137	2,501

Net cash used in investing activities	(33,050)	(13,262)

Cash Flows from Financing Activities
Increase in notes payable	—	240
Excess tax benefits from stock-based compensation	18,045	15,040
Purchase of treasury stock	(123,255)	(89,428)
Issuance of stock	6,676	7,512
Dividends paid	(9,717)	(9,920)
Distributions to noncontrolling interests	(3,562)	(7,181)

Net cash used in financing activities	(111,813)	(83,737)

Effect of exchange rate changes on cash and cash equivalents	(2,914)	25,582

Decrease in cash and cash equivalents	(118,983)	(105,860)
Cash and cash equivalents, beginning of the year	671,811	481,738

Cash and cash equivalents, end of the period	$552,828	$375,878

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

									Accumulated
	Common Stock		Additional		Stock Held in Trust		Treasury Stock		Other		Total
			Paid-In	Retained					Comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Shares	Amount	(Loss) Income	Interests	Equity
	(Unaudited)
Balance at December 31, 2011	97,596	$1,190	$371,669	$1,018,481	752	$(9,788)	3,927	$(142,666)	$(61,152)	$18,696	$1,196,430
Net income	—	—	—	131,807	—	—	—	—	—	2,011	133,818
Change in currency translation adjustment, net	—	—	—	—	—	—	—	—	(5,321)	525	(4,796)
Change in unrealized fair value of cash flow hedges, net	—	—	—	—	—	—	—	—	689		689
Change in unrecognized prior service pension credits/costs	—	—	—	—	—	—	—	—	(323)	—	(323)
Change in unrecognized actuarial pension gains/losses	—	—	—	—	—	—	—	—	1,860	—	1,860
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(3,562)	(3,562)
Dividends paid	—	—	—	(9,717)	—	—	—	—	—	—	(9,717)
Stock- based compensation expense	—	—	28,439	—	—	—	—	—	—	—	28,439
Release of trust shares	—	—	(1,712)	—	(435)	6,749	—	—	—	—	5,037
Purchase of treasury stock	(2,779)	—	—	—	—	—	2,779	(123,255)	—	—	(123,255)
Issuance of stock	1,841	—	(45,767)	—	—	—	(1,841)	65,538	—	—	19,771

Balance at June 30, 2012	96,658	$1,190	$352,629	$1,140,571	317	$(3,039)	4,865	$(200,383)	$(64,247)	$17,670	$1,244,391

									Accumulated
	Common Stock		Additional		Stock Held in Trust		Treasury Stock		Other		Total
			Paid- In	Retained					Comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Shares	Amount	(Loss) Income	Interests	Equity
	(Unaudited)
Balance at December 31, 2010	99,343	$1,190	$352,420	$783,171	1,379	$(20,161)	2,179	$(40,166)	$(20,992)	$28,383	$1,083,845
Net income	—	—	—	112,400	—	—	—	—	—	867	113,267
Change in currency translation adjustment, net	—	—	—	—	—	—	—	—	22,233	127	22,360
Change in unrealized fair value of cash flow hedges, net	—	—	—	—	—	—	—	—	1,665	—	1,665
Change in unrecognized prior service pension credits/costs	—	—	—	—	—	—	—	—	3,063	—	3,063
Change in unrecognized actuarial pension gains/losses	—	—	—	—	—	—	—	—	(259)	—	(259)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(7,181)	(7,181)
Dividends paid	—	—	—	(9,920)	—	—	—	—	—	—	(9,920)
Stock- based compensation expense	—	—	26,030	—	—	—	—	—	—	—	26,030
Release of trust shares	(114)	—	(2,426)	—	(626)	10,365	114	(4,649)	—	—	3,290
Purchase of treasury stock	(2,431)	—	—	—	—	—	2,431	(89,428)	—	—	(89,428)
Issuance of stock	1,821	—	(14,643)	—	—	—	(1,821)	33,695	—	—	19,052

Balance at June 30, 2011	98,619	$1,190	$361,381	$885,651	753	$(9,796)	2,903	$(100,548)	$5,710	$22,196	$1,165,784

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

($ values in thousands, except per share data)

(Unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying unaudited interim Condensed Consolidated Financial Statements (“Financial Statements”) for Chicago Bridge & Iron Company N.V. (“CB&I” or the “Company”) have been prepared pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (the “SEC”). We believe these Financial Statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our results of operations for the three and six months ended June 30, 2012 and 2011, our financial position as of June 30, 2012 and our cash flows for the six months ended June 30, 2012 and 2011. The December 31, 2011 Condensed Consolidated Balance Sheet (“Balance Sheet”) was derived from our December 31, 2011 audited Consolidated Balance Sheet.

We believe the disclosures accompanying these Financial Statements are adequate to make the information presented not misleading. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the SEC for interim reporting periods. The results of operations and cash flows for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying Financial Statements should be read in conjunction with our Consolidated Financial Statements and notes thereto included in our 2011 Annual Report on Form 10-K (“2011 Annual Report”).

Use of Estimates—The preparation of our Financial Statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We believe the most significant estimates and judgments are associated with revenue recognition on engineering and construction and technology contracts; recoverability assessments that must be periodically performed with respect to goodwill and other intangible asset balances, financial instruments and deferred tax assets; and the determination of liabilities related to self-insurance programs and income taxes. If the underlying estimates and assumptions upon which our Financial Statements are based change in the future, actual amounts may differ from those included in the accompanying Financial Statements.

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

Contract revenue reflects the original contract price adjusted for approved change orders and estimated recoveries of unapproved change orders and claims. We recognize revenue associated with unapproved change orders and claims to the extent that related costs have been incurred, recovery is probable and the value can be reliably estimated. Profit incentives are generally included in the determination of contract revenue upon achievement of the relevant performance requirements and customer approval. At both June 30, 2012 and December 31, 2011, we had unapproved change orders of approximately $27,000 factored into the determination of revenue and estimated costs for a project in our Project Engineering and Construction sector, but had no material claims or profit incentives factored into the determination of revenue.

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

With respect to our engineering, procurement and construction (“EPC”) services, our contracts are generally not segmented between types of services, such as engineering and construction, if each of the EPC components is negotiated concurrently or if the pricing of any such services is subject to the ultimate negotiation and agreement of the entire EPC contract. If an EPC contract includes both technology and EPC services, such contract is segmented between technology and the EPC services when the technology scope is independently negotiated and priced. In some instances, we may combine contracts that are entered into in multiple phases, but are interdependent and pricing considerations by us and the customer are impacted by all phases of the project. Otherwise, if each phase is independent of the other and pricing considerations do not give effect to another phase, the contracts will not be combined.

Cost of revenue includes direct contract costs, such as materials and labor, and indirect costs that are attributable to contract activity. The timing of when we bill our customers is generally dependent upon advance billing terms or completion of certain phases of the work. Cumulative costs and estimated earnings recognized to date in excess of cumulative billings is reported on the Balance Sheet as costs and estimated earnings in excess of billings. Cumulative billings in excess of cumulative costs and estimated earnings recognized to date is reported as billings in excess of costs and estimated earnings. Any uncollected billed revenue, including contract retentions, is reported as accounts receivable. At June 30, 2012 and December 31, 2011, accounts receivable included contract retentions of approximately $32,900 and $23,700, respectively. Contract retentions estimated to be collectible beyond one year were not significant at June 30, 2012 or December 31, 2011.

Our billed and unbilled revenue may be exposed to potential credit risk if our customers should encounter financial difficulties, and we maintain reserves for specifically identified potential uncollectible receivables. At June 30, 2012 and December 31, 2011, allowances for doubtful accounts were approximately $1,500 and $1,800, respectively.

Goodwill and Other Intangible Assets—Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually, absent any indicators of impairment. We perform our annual impairment assessment during the fourth quarter of each year based upon balances as of the beginning of that year’s fourth quarter. As part of our annual impairment assessment, we first perform a qualitative assessment of goodwill to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If a two-phase quantitative assessment is deemed necessary for a reporting unit, based on the qualitative assessment, the first phase would screen for impairment, while the second phase, if necessary, would measure impairment. If required, our quantitative analysis of goodwill for future impairment would be accomplished by comparing an estimate of discounted future cash flow to the net book value of each applicable reporting unit.

Finite-lived identifiable intangible assets are amortized on a straight-line basis over estimated useful lives ranging from 5 to 20 years, absent any indicators of impairment. We review finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation is required, the estimated cash flow associated with the asset or asset group will be compared to the carrying amount to determine if an impairment exists. See Note 3 for additional discussion of our goodwill and other intangible assets.

Earnings Per Share (“EPS”)—Basic EPS is calculated by dividing net income attributable to CB&I by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of dilutive securities, consisting of restricted shares, performance shares (where performance criteria have been met), employee stock options and directors’ deferred-fee shares. See Note 2 for calculations associated with basic and diluted EPS.

Foreign Currency—The nature of our business activities involves the management of various financial and market risks, including those related to changes in foreign currency exchange rates. The effects of translating financial statements of foreign operations into our reporting currency are recognized as a cumulative translation adjustment in accumulated other comprehensive income (loss) (“AOCI”). These balances, which have been impacted in the current year primarily by movements in the Euro exchange rate against the U.S. Dollar, are net of tax, where applicable. Foreign currency exchange gains (losses) are included within cost of revenue and were immaterial for the three and six months ended June 30, 2012 and 2011.

Financial Instruments—We utilize derivative instruments in certain circumstances to mitigate the effects of changes in foreign currency exchange rates and interest rates, as described below:

•

Foreign Currency Exchange Rate Derivatives—We do not engage in currency speculation; however, we do utilize foreign currency exchange rate derivatives on an on-going basis to hedge against certain foreign currency-related operating exposures and to hedge intercompany loans utilized to finance our non-U.S. subsidiaries. We generally seek hedge accounting treatment for contracts used to hedge operating exposures and designate them as cash flow hedges. Therefore, gains and losses, exclusive of credit risk and forward points (which represent the time-value component of the fair value of our derivative positions), are included in AOCI until the associated underlying operating exposure impacts our earnings. Changes in the fair value of credit risk and forward points, instruments deemed ineffective during the period and instruments that we do not designate as cash flow hedges, including those instruments used to hedge intercompany loans, are recognized within cost of revenue.

•

Interest Rate Derivatives—Our interest rate derivatives are limited to a swap arrangement in place to hedge against interest rate variability associated with our unsecured term loan (the “Term Loan”). The swap arrangement is designated as a cash flow hedge, as its critical terms matched those of the Term Loan at inception and through June 30, 2012. Therefore, changes in the fair value of the swap arrangement are included in AOCI.

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

We provide income tax and associated interest reserves, where applicable, in situations where we have and have not received tax assessments. Tax and associated interest reserves are provided in those instances where we consider it more likely than not that additional taxes will be due in excess of amounts reflected in income tax returns filed worldwide. At both June 30, 2012 and December 31, 2011, our reserves totaled approximately $7,400. As a matter of standard policy, we continually review our exposure to additional income tax obligations and as further information is known or events occur, changes in our tax and interest reserves may be recorded within income tax expense and interest expense, respectively.

Joint Venture Arrangements—In the ordinary course of business, we execute specific projects and conduct certain operations through joint venture arrangements. We have various ownership interests in the joint ventures, with such ownership typically being proportionate to our decision-making and distribution rights. The joint ventures generally contract directly with the third party customer; however, services may be performed directly by the joint venture, or may be performed by us or our joint venture partners, or a combination thereof.

Joint venture net assets consist primarily of cash and working capital, and assets are typically restricted from being used to fund obligations outside of the joint venture. These joint ventures typically do not have third-party debt; however, they may provide for capital calls to fund operations or require the joint venture partners to provide additional financial support, including advance payment or retention letters of credit.

Each joint venture is assessed at inception and on an ongoing basis as to whether it qualifies as a variable interest entity (“VIE”) under the consolidations guidance in FASB ASC 810. Joint ventures generally qualify as a VIE when they (1) meet the definition of a legal entity, (2) absorb the operational risk of the projects being executed, creating a variable interest, and (3) lack sufficient capital investment from the partners, potentially resulting in the joint venture requiring additional subordinated financial support, if necessary, to finance its future activities.

If at any time a joint venture qualifies as a VIE, we are required to perform a qualitative assessment to determine whether we are the primary beneficiary of the VIE and therefore, need to consolidate the VIE. We are the primary beneficiary if we have (1) the power to direct the economically significant activities of the VIE and (2) the right to receive benefits from, and obligation to absorb losses of, the VIE. If the joint venture is a VIE and we are the primary beneficiary, or we otherwise have the ability to control the joint venture, we consolidate the joint venture. If we are not determined to be the primary beneficiary of the VIE, or only have the ability to significantly influence the joint venture rather than control it, we do not consolidate the joint venture. We account for unconsolidated joint ventures using the equity method or proportionate consolidation. At June 30, 2012 and December 31, 2011, we had no material proportionately consolidated joint ventures. See Note 4 for additional discussion of our material joint venture arrangements.

New Accounting Standards—There are no recently issued accounting standards that we believe will have a material impact on our financial position, results of operations or cash flow.

2. EARNINGS PER SHARE

A reconciliation of weighted average basic shares outstanding to diluted shares outstanding and the computation of basic and diluted EPS are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except per share data)
Net income attributable to CB&I	$72,320	$61,894	$131,807	$112,400

Weighted average shares outstanding—basic	96,401	98,449	96,829	98,494
Effect of restricted shares/performance shares/stock options (1)	1,162	1,647	1,544	1,942
Effect of directors’ deferred-fee shares (1)	69	67	69	67

Weighted average shares outstanding—diluted	97,632	100,163	98,442	100,503

Net income attributable to CB&I per share:
Basic	$0.75	$0.63	$1.36	$1.14
Diluted	$0.74	$0.62	$1.34	$1.12

(1) Antidilutive shares excluded from diluted EPS	165	168	165	170

3. GOODWILL AND OTHER INTANGIBLES

Goodwill—At June 30, 2012 and December 31, 2011, our goodwill balances were $918,684 and $926,393, respectively, attributable to the excess of the purchase price over the fair value of net assets acquired as part of previous acquisitions. The change in goodwill for the six months ended June 30, 2012 was as follows:

Balance at December 31, 2011	$926,393
Foreign currency translation	(4,802)
Amortization of tax goodwill in excess of book goodwill	(2,907)

Balance at June 30, 2012	$918,684

During the six months ended June 30, 2012, no indicators of goodwill impairment were identified and therefore no goodwill impairment charge was recorded. There can be no assurance that our future goodwill impairment analyses will not result in a future impairment charge.

Other Intangible Assets—The following table provides a summary of our acquired finite-lived intangible assets at June 30, 2012 and December 31, 2011, including weighted-average useful lives for each major intangible asset class and in total:

	June 30, 2012		December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets (weighted average life)
Process technologies (16 years) (1)	$225,704	$(63,156)	$228,363	$(57,381)
Tradenames (9 years)	38,195	(28,787)	38,346	(25,814)
Backlog (5 years)	10,629	(9,813)	10,669	(8,782)
Lease agreements (6 years)	7,114	(6,006)	7,279	(5,792)
Non-compete agreements (7 years)	2,851	(1,843)	2,895	(1,664)

Total (14 years)	$284,493	$(109,605)	$287,552	$(99,433)

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

The net decrease in other intangibles for the six months ended June 30, 2012 related primarily to amortization expense of $12,129 and the impact of foreign currency translation.

4. JOINT VENTURE ARRANGEMENTS

As discussed in Note 1, we account for our unconsolidated joint ventures primarily using the equity method of accounting. Further, we consolidate any joint venture that is determined to be a VIE for which we are the primary beneficiary, or which we otherwise effectively control.

Unconsolidated Joint Ventures—We have a 50% equity interest in Chevron-Lummus Global (“CLG”), which provides licenses, basic engineering services and catalyst supply for deep conversion (e.g. hydrocracking), residual hydroprocessing and lubes processing. The business primarily focuses on converting/upgrading heavy/sour crude that is produced in the refinery process to more marketable products. As sufficient capital investments in CLG have been made by the joint venture partners, it does not qualify as a VIE. We have no other material unconsolidated joint ventures.

Consolidated Joint Ventures—The following is a summary description of the material joint ventures we consolidate due to their designation as VIEs for which we are the primary beneficiary:

•

CBI Kentz Joint Venture—In 2011, a joint venture between CB&I (65%) and Kentz (35%) was formed to perform the structural, mechanical, piping, electrical and instrumentation work on, and to provide commissioning support for the construction of three Liquefied Natural Gas (“LNG”) trains, including associated utilities and a domestic gas processing and compression plant, for the Gorgon LNG project, located on Barrow Island, Australia. At June 30, 2012, the contract value was in excess of $2.5 billion.

•

CBI Clough Joint Venture—In 2009, a joint venture between CB&I (65%) and Clough (35%) was formed to perform the EPC work for a gas conditioning plant, nearby wellheads, and associated piping and infrastructure for the Papua New Guinea LNG project, located in the Southern Highlands of Papua New Guinea. At June 30, 2012, the contract value was in excess of $2.0 billion.

The following table presents summarized balance sheet information for the aforementioned VIEs:

	June 30, 2012	December 31, 2011
CBI Kentz Joint Venture
Current assets	$29,585	$26,415
Current liabilities	$11,372	$17,417

CBI Clough Joint Venture
Current assets	$108,821	$81,773
Current liabilities	$69,425	$22,498

The use of these joint venture arrangements exposes us to a number of risks, including the risk that our partners may be unable or unwilling to provide their share of capital investment to fund the operations of the joint venture or to complete their obligations to us, the joint venture or ultimately, our customer. This could result in unanticipated costs to achieve contractual performance requirements, liquidated damages or contract disputes, including claims against our partners.

5. FACILITY REALIGNMENT LIABILITY

At June 30, 2012 and December 31, 2011, we recorded a facility realignment liability related to the recognition of future operating lease expense for unutilized facility capacity where we remain contractually obligated to a lessor. The liability was recorded in accrued liabilities and other non-current liabilities based on the anticipated timing of payments. Charges for the six months ended June 30, 2012 were primarily related to our Steel Plate Structures sector and were recognized within cost of revenue. The following table summarizes the change in the liability for the six months ended June 30, 2012:

Balance at December 31, 2011	$15,278
Charges	2,581
Cash payments	(2,616)
Foreign exchange and other	(62)

Balance at June 30, 2012	$15,181

6. FINANCIAL INSTRUMENTS

Foreign Currency Exchange Rate Derivatives

Operating Exposures—At June 30, 2012, the notional value of our outstanding forward contracts to hedge certain foreign exchange-related operating exposures was approximately $109,000. These contracts vary in duration, generally maturing up to three years from period-end. We designate certain of these hedges as cash flow hedges and accordingly, changes in their fair value are recognized in AOCI until the associated underlying operating exposure impacts our earnings. We exclude forward points, which are recognized as ineffectiveness within cost of revenue and are not material to our earnings, from our hedge assessment analysis.

Intercompany Loan Exposures—At June 30, 2012, the notional value of our outstanding forward contracts to hedge certain intercompany loans utilized to finance non-U.S. subsidiaries was approximately $3,600. These contracts, which generally mature within seven days of period-end, are not designated as cash flow hedges, and accordingly, changes in their fair value are recognized in cost of revenue, generally offsetting any translation gains (losses) on the underlying loans.

Interest Rate Derivatives

Interest Rate Exposures—We continue to utilize a swap arrangement to hedge against interest rate variability associated with our Term Loan. The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Loan at inception and through June 30, 2012. Accordingly, changes in the fair value of the hedge are recognized in AOCI until the associated underlying exposure impacts our earnings.

Financial Instruments Disclosures

Financial instrument are required to be categorized within a valuation hierarchy based upon the lowest level of input that is significant to the fair value measurement. The three levels of the valuation hierarchy are as follows:

•

Level 1—Fair value is based upon quoted prices in active markets. Our cash and cash equivalents are classified within Level 1 of the valuation hierarchy as they are valued at cost, which approximates fair value.

•

Level 2—Fair value is based upon internally-developed models that use, as their basis, readily observable market parameters. Our derivative positions are classified within Level 2 of the valuation hierarchy as they are valued using quoted market prices for similar assets and liabilities in active markets. These level 2 derivatives are valued utilizing an income approach, which discounts future cash flow based upon current market expectations and adjusts for credit risk.

•

Level 3—Fair value is based upon internally-developed models that use, as their basis, significant unobservable market parameters. We did not have any Level 3 classifications at June 30, 2012 or December 31, 2011.

The following table presents the fair value of our cash and cash equivalents, foreign currency exchange rate derivatives and interest rate derivatives at June 30, 2012 and December 31, 2011, respectively, by valuation hierarchy and balance sheet classification:

	June 30, 2012				December 31, 2011
	Level 1	Level 2 (1)	Level 3	Total	Level 1	Level 2 (1)	Level 3	Total
Assets
Cash and cash equivalents	$552,828	$—	$—	$552,828	$671,811	$—	$—	$671,811
Other current assets	—	1,531	—	1,531	—	2,983	—	2,983
Other non-current assets	—	42	—	42	—	51	—	51

Total assets at fair value	$552,828	$1,573	$—	$554,401	$671,811	$3,034	$—	$674,845

Liabilities
Accrued liabilities	$—	$(2,716)	$—	$(2,716)	$—	$(4,414)	$—	$(4,414)
Other non-current liabilities	—	(551)	—	(551)	—	(433)	—	(433)

Total liabilities at fair value	$—	$(3,267)	$—	$(3,267)	$—	$(4,847)	$—	$(4,847)

(1)

We are exposed to credit risk on our hedging instruments associated with potential counterparty non-performance, and the fair value of our derivatives reflects this credit risk. The total assets at fair value above represent the maximum loss that we would incur on our outstanding hedges if the applicable counterparties failed to perform according to the hedge contracts. To help mitigate counterparty credit risk, we transact only with counterparties that are rated as investment grade or higher and monitor all such counterparties on a continuous basis.

The carrying values of our accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. At June 30, 2012 and December 31, 2011, the fair value of our long-term debt, based upon the current market rates for debt with similar credit risk and maturity, approximated its carrying value as interest is based upon LIBOR plus an applicable floating spread and is paid quarterly in arrears.

Derivatives Disclosures

The following table presents the total fair value by underlying risk and balance sheet classification for derivatives designated as cash flow hedges and derivatives not designated as cash flow hedges at June 30, 2012 and December 31, 2011:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Classification	June 30, 2012	December 31, 2011	Balance Sheet Classification	June 30, 2012	December 31, 2011
Derivatives designated as cash flow hedges

Interest rate	Other current and non-current assets	$—	$—	Accrued and other non- current liabilities	$(566)	$(1,274)

Foreign currency	Other current and non-current assets	832	750	Accrued and other non- current liabilities	(247)	(1,191)

		$832	$750		$(813)	$(2,465)

Derivatives not designated as cash flow hedges

Interest rate	Other current and non-current assets	$—	$—	Accrued and other non- current liabilities	$—	$—

Foreign currency	Other current and non-current assets	741	2,284	Accrued and other non- current liabilities	(2,454)	(2,382)

		$741	$2,284		$(2,454)	$(2,382)

Total fair value		$1,573	$3,034		$(3,267)	$(4,847)

The following table presents the total value, by underlying risk, recognized in other comprehensive income (“OCI”) and reclassified from AOCI to interest expense (interest rate derivatives) and cost of revenue (foreign currency derivatives) during the three and six months ended June 30, 2012 and 2011, for derivatives designated as cash flow hedges:

	Amount of Gain (Loss) on Effective Derivative Portion
	Recognized in OCI				Reclassified from AOCI into Earnings (1)
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Derivatives designated as cash flow hedges

Interest rate	$11	$(211)	$(40)	$(273)	$(389)	$(811)	$(767)	$(1,613)
Foreign currency	(435)	454	802	979	43	840	(882)	841

Total	$(424)	$243	$762	$706	$(346)	$29	$(1,649)	$(772)

(1)	Net unrealized gains totaling $69 are anticipated to be reclassified from AOCI into earnings during the next 12 months due to settlement of the associated underlying obligations.

The following table presents the total value, by underlying risk, recognized in interest expense (interest rate derivatives) and cost of revenue (foreign currency derivatives) for the three and six months ended June 30, 2012 and 2011 for derivatives not designated as cash flow hedges:

	Amount of Gain (Loss) Recognized in Earnings
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Derivatives not designated as cash flow hedges

Interest rate	$—	$—	$—	$—
Foreign currency	(1,361)	(515)	(3,215)	(1,403)

Total	$(1,361)	$(515)	$(3,215)	$(1,403)

7. RETIREMENT BENEFITS

Our 2011 Annual Report disclosed anticipated 2012 defined benefit pension and other postretirement plan contributions of approximately $15,800 and $3,800, respectively. The following table provides updated contribution information for our plans at June 30, 2012:

	Pension Plans	Other Postretirement Plans
Contributions made through June 30, 2012	$10,557	$1,206
Remaining contributions expected for 2012	5,378	1,588

Total contributions expected for 2012	$15,935	$2,794

The following table provides a breakout of the components of net periodic benefit cost associated with our defined benefit pension and other postretirement plans for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Pension Plans

Service cost	$965	$1,038	$1,949	$2,033
Interest cost	6,637	7,563	13,374	14,817
Expected return on plan assets	(5,947)	(6,738)	(11,977)	(13,212)
Amortization of prior service credits	(113)	(127)	(228)	(248)
Recognized net actuarial loss	677	291	1,353	579

Net periodic benefit cost	$2,219	$2,027	$4,471	$3,969

Other Postretirement Plans

Service cost	$281	$223	$562	$483
Interest cost	659	738	1,318	1,462
Amortization of prior service credits	(67)	(67)	(134)	(134)
Recognized net actuarial gain	(70)	(143)	(140)	(237)

Net periodic benefit cost	$803	$751	$1,606	$1,574

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

Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Over the past several decades and through June 30, 2012, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 5,200 plaintiffs and, of those claims, approximately 1,400 claims were pending and 3,800 have been closed through dismissals or settlements. Over the past several decades and through June 30, 2012, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount of approximately one thousand dollars per claim. We review each case on its own merits and make accruals based upon the probability of loss and our estimates of the amount of liability and related expenses, if any. We do not believe that any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow, and, at June 30, 2012, we had approximately $1,800 accrued for liability and related expenses. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that we may expect to recover because of the variability in coverage amounts, limitations and deductibles, or the viability of carriers, with respect to our insurance policies for the years in question.

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

Stock-Based Compensation Plans—During the six months ended June 30, 2012, we granted the following shares associated with our incentive plans:

	Shares (1)	Weighted Average Grant-Date Fair Value Per Share
Restricted shares	375,534	$44.30
Performance shares	300,813	$44.42

Total	676,347

(1)	No stock options were granted during the six months ended June 30, 2012.

During the six months ended June 30, 2012, we issued the following shares associated with our incentive plans and employee stock purchase plan (“ESPP”):

Shares
Performance shares (issued upon vesting)	1,193,874
Restricted shares (issued upon vesting) (1)	720,748
Stock options (issued upon exercise)	244,251
ESPP shares (issued upon sale)	117,197

Total	2,276,070

(1)	Includes 434,956 shares that were previously transferred to a rabbi trust upon grant and reported as stock held in trust on the Balance Sheet.

During the three months ended June 30, 2012 and 2011, we recognized $6,099 and $6,014 of stock-based compensation expense, respectively, and during the six months ended June 30, 2012 and 2011, we recognized $28,439 and $26,030 of stock-based compensation expense, respectively. For additional information related to our stock-based compensation plans, see Note 14 to our 2011 Annual Report.

Share Repurchases—During the six months ended June 30, 2012, we repurchased 2,779,230 shares for $123,255 (an average price of $44.35), consisting of 2,220,525 shares associated with repurchases of our outstanding common stock and 558,705 shares for taxes withheld on taxable share distributions.

10. SEGMENT INFORMATION

Our reporting segments are comprised of three business sectors: Steel Plate Structures, Project Engineering and Construction, and Lummus Technology. Our Chief Executive Officer evaluates the performance of these sectors based upon revenue and income from operations. Each sector’s income from operations reflects corporate costs, allocated based primarily upon revenue. Intersegment revenue is not material. The following table presents total revenue and income from operations by reporting segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue
Steel Plate Structures	$499,530	$456,357	$919,461	$825,065
Project Engineering and Construction	711,349	541,647	1,392,632	1,006,217
Lummus Technology	88,650	87,701	188,703	208,694

Total revenue	$1,299,529	$1,085,705	$2,500,796	$2,039,976

Income From Operations
Steel Plate Structures	$48,421	$47,489	$86,717	$84,413
Project Engineering and Construction	32,620	24,476	57,530	39,491
Lummus Technology	22,098	16,431	44,697	39,495

Total income from operations	$103,139	$88,396	$188,944	$163,399

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

We continue to have a broad diversity within the entire energy project spectrum, with approximately 80% of our 2012 year-to-date revenue coming from projects outside the U.S., and approximately 85% of our June 30, 2012 backlog comprised of projects outside the U.S. The geographic mix of our revenue will continue to evolve consistent with changes in our backlog mix, as well as shifts in future global energy demand. We currently anticipate investment in steel plate structures and energy processes projects will remain strong in many parts of the world. Investments across the natural gas value chain, specifically LNG and gas processing, continue to increase and we are also experiencing increases in petrochemical activity. With respect to technology, we are continuing to experience good conditions in petrochemical and refining activity.

We offer our customers a range of contracting options, including cost-reimbursable, fixed-price and hybrid, which has both cost-reimbursable and fixed-price characteristics. Under cost-reimbursable contracts, we generally perform our services in exchange for a price that consists of reimbursement of all customer-approved costs and a profit component, which is typically a fixed rate per hour, an overall fixed fee or a percentage of total reimbursable costs. Under fixed-price contracts, we perform our services and execute our projects at an established price. The timing of our revenue recognition may be impacted by the contracting structure of our contracts. Cost-reimbursable contracts, or hybrid contracts with a more significant cost-reimbursable component, generally provide our customers with greater influence over the timing of when we perform our work, and accordingly, such contracts often result in less predictability with respect to the timing of our revenue. Fixed-price and hybrid contracts tend to provide us with greater control over project schedule and the timing of when work is performed and costs are incurred, and accordingly, when revenue is recognized. Our June 30, 2012 backlog distribution was comparable to our December 31, 2011 distribution of approximately 55% cost-reimbursable, 38% fixed-price and hybrid, and 7% Lummus Technology. Our backlog going into 2011 was approximately 45% cost-reimbursable, 48% fixed-price and hybrid, and 7% Lummus Technology.

Our Steel Plate Structures and Project Engineering and Construction backlog (collectively, “EPC backlog”) comprised approximately $4.9 billion and $4.3 billion, respectively, of our consolidated June 30, 2012 backlog. This compares to $4.7 billion and $3.7 billion, respectively, as of December 31, 2011. The composition of our EPC backlog by end market at June 30, 2012 was approximately 45% LNG (including low temp and cryogenic), 15% gas processing, 15% oil sands, 10% refining, and 15% petrochemical and other end markets. Our June 30, 2012 LNG backlog was primarily concentrated in the Asia Pacific region and we anticipate significant opportunities will continue to be derived from this region, in addition to Russia and North America. Our gas processing projects were primarily concentrated in the U.S. and the Asia Pacific region, where we anticipate continued strength. Our oil sands backlog was derived from the Canadian oil sands and we anticipate opportunities will continue from this region. The majority of our refining-related backlog was derived from South America.

Lummus Technology comprised $799.5 million of our consolidated June 30, 2012 backlog and consists of technology licenses, engineering services, catalysts and specialized heat transfer equipment for the refining, gas processing and petrochemical industries. Equity earnings relate to our 50% owned CLG joint venture and are generated from technology licenses, engineering services and catalysts, primarily for the refining industry.

We have more than 700 projects in our backlog, which are being executed in over 70 countries. These projects vary in size from less than one hundred thousand dollars in contract value to more than two billion dollars, with varying durations that can exceed five years. The differing types, sizes, and durations of our projects, combined with their geographic diversity and stages of completion, often results in fluctuations in our quarterly sector results as a percentage of sector revenue. In addition, the relative contribution of each of our sectors, and selling and administrative expense fluctuations, will impact our quarterly consolidated results as a percentage of consolidated revenue. Selling and administrative expense fluctuations are primarily impacted by our stock-based compensation costs, which are recognized predominantly in the first quarter of each year due to the timing of stock awards and the immediate expensing of awards for those participants that are eligible to retire. Although quarterly variability is not unusual in our project-oriented business, we are currently not aware of any fundamental change in our backlog or business that would give rise to future operating results that would be significantly different from our recent historical norms.

RESULTS OF OPERATIONS

Our new awards, revenue and income from operations by reporting segment are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	(In thousands)
		% of		% of		% of		% of
New Awards	2012	Total	2011	Total	2012	Total	2011	Total
Steel Plate Structures	$725,725	40%	$370,541	31%	$1,136,648	32%	$662,085	30%
Project Engineering and Construction	792,543	43%	767,388	63%	1,947,938	55%	1,354,091	61%
Lummus Technology	311,493	17%	77,660	6%	440,536	13%	210,976	9%

Total new awards	$1,829,761		$1,215,589		$3,525,122		$2,227,152

		% of		% of		% of		% of
Revenue	2012	Total	2011	Total	2012	Total	2011	Total
Steel Plate Structures	$499,530	38%	$456,357	42%	$919,461	37%	$825,065	41%
Project Engineering and Construction	711,349	55%	541,647	50%	1,392,632	56%	1,006,217	49%
Lummus Technology	88,650	7%	87,701	8%	188,703	7%	208,694	10%

Total revenue	$1,299,529		$1,085,705		$2,500,796		$2,039,976

		% of		% of		% of		% of
Income From Operations	2012	Revenue	2011	Revenue	2012	Revenue	2011	Revenue
Steel Plate Structures	$48,421	9.7%	$47,489	10.4%	$86,717	9.4%	$84,413	10.2%
Project Engineering and Construction	32,620	4.6%	24,476	4.5%	57,530	4.1%	39,491	3.9%
Lummus Technology	22,098	24.9%	16,431	18.7%	44,697	23.7%	39,495	18.9%

Total income from operations	$103,139	7.9%	$88,396	8.1%	$188,944	7.6%	$163,399	8.0%

Consolidated Results

New Awards—New awards represent the value of new project commitments received during a given period and are included in backlog until work is performed and revenue is recognized, or until cancellation. Our new awards may vary significantly each reporting period based upon the timing of our major new project commitments. New awards were $1.8 billion for the second quarter 2012, compared to $1.2 billion for the corresponding 2011 period. The increase in new awards over the comparable prior year quarter was primarily the result of scope increases on our existing Steel Plate Structures LNG projects in the Asia Pacific region and our oil sands expansion project in Canada (approximately $850.0 million combined), and higher Lummus Technology awards. New awards for the first six months of 2012 were $3.5 billion, compared to $2.2 billion for the corresponding prior year period. See Segment Results below for further discussion.

Backlog—Backlog at June 30, 2012 was approximately $10.0 billion, compared to $9.0 billion at December 31, 2011, reflecting our significant year-to-date awards exceeding year-to-date revenue.

Revenue— Revenue was $1.3 billion for the second quarter 2012, representing a $213.8 million increase (20%) over the comparable 2011 period. Revenue increased $43.2 million (9%) for Steel Plate Structures, $169.7 million (31%) for Project Engineering and Construction, and was comparable to the prior year period for Lummus Technology. Revenue for the first six months of 2012 was $2.5 billion, representing a $460.8 million (23%) increase over the comparable 2011 period. The increase in revenue for the quarter and year-to-date periods was primarily due to an increase in construction activities on our large Project Engineering and Construction projects, specifically our refinery project in Colombia and gas processing projects in the U.S, and our large Steel Plate Structures mechanical erection project in the Asia Pacific region. See Segment Results below for further discussion.

Gross Profit—Gross profit for the second quarter 2012 was $158.9 million (12.2% of revenue), compared to $140.1 million (12.9% of revenue) for the corresponding 2011 period. Gross profit for the first six months of 2012 was $312.1 million (12.5% of revenue), compared to $276.8 million (13.6% of revenue) for the corresponding 2011 period. The increase in absolute dollars for the quarter and year-to-date periods was primarily attributable to higher revenue from our Project Engineering and Construction sector. The decrease in gross profit as a percentage of revenue for these periods was primarily due to the Project Engineering and Construction sector representing a larger portion of our consolidated revenue. See Segment Results below for further discussion.

Selling and Administrative Expense—Selling and administrative expense was $52.4 million (4.0% of revenue) for the second quarter 2012, compared to $48.5 million (4.5% of revenue) for the corresponding 2011 period. Selling and administrative expense for the first six months of 2012 was $115.6 million (4.6% of revenue), compared to $106.1 million (5.2% of revenue) for the corresponding 2011 period. The absolute dollar increase for both the quarter and year-to-date periods was due primarily to increases associated with our business development efforts, global administrative support, and incentive plans (approximately $2.2 million and $5.6 million for the quarter and year-to-date periods, respectively), with the remaining increase being predominantly inflationary in nature. As discussed above, our stock-based compensation costs, which are predominantly in selling and administrative expense, are higher in the first quarter (and therefore the first half of each year), due to the immediate expensing of awards for those participants that are eligible to retire. Stock-based compensation expense totaled $28.4 million and $26.0 million for the first six months of 2012 and 2011, respectively, or 76% and 73% of estimated annual expense for each of the respective periods.

Other Operating (Expense) Income, Net—Other operating (expense) income for the second quarter and first six months of 2012 was ($1.3) million and ($1.3) million, respectively, compared to ($0.1) million and $0.8 million for the corresponding 2011 periods.

Equity Earnings—Equity earnings for the second quarter 2012 were $4.0 million, compared to $3.2 million for the corresponding 2011 period. Equity earnings for the first six months of 2012 were $5.8 million, compared to $4.6 million for the corresponding 2011 period. The quarter and year-to-date increase was primarily attributable to higher earnings from our unconsolidated CLG joint venture, reflecting an improvement in the global refining market.

Income from Operations—Income from operations was $103.1 million (7.9% of revenue) for the second quarter 2012, compared to $88.4 million (8.1% of revenue) during the corresponding 2011 period. Income from operations for the first six months of 2012 was $188.9 million (7.6% of revenue), compared to $163.4 million (8.0% of revenue) during the corresponding 2011 period. The increase in absolute value and decrease as a percentage of revenue for both periods were due to the reasons noted above. See Segment Results below for further discussion.

Interest Expense and Interest Income—Interest expense was $2.8 million for the second quarter 2012, compared to $3.5 million for the corresponding 2011 period. Interest expense for the first six months of 2012 was $4.9 million, compared to $6.6 million for the corresponding prior year period. The quarter and year-to date decrease was primarily due to the impact of our lower long-term debt balance. Interest income was $2.3 million for the second quarter 2012, compared to $1.7 million for the corresponding 2011 period. Interest income for the first six months of 2012 was $4.5 million, compared to $3.1 million for the corresponding prior year period. The increase for the quarter and year-to-date periods was due to higher average cash balances.

Income Tax Expense—Income tax expense for the second quarter 2012 was $29.8 million (29.0% of pre-tax income), compared to $24.9 million (28.8% of pre-tax income) for the corresponding 2011 period. Income tax expense for the first six months of 2012 was $54.7 million (29.0% of pre-tax income), compared to $46.7 million (29.2% of pre-tax income) for the corresponding 2011 period. Our tax rate may experience fluctuations due primarily to changes in the geographic distribution of our pre-tax income.

Net Income (Loss) Attributable to Noncontrolling Interests—Our noncontrolling interests are primarily associated with our LNG mechanical erection and gas processing projects in the Asia Pacific region and certain operations in the Middle East. Net income (loss) attributable to noncontrolling interests was $0.5 million for the second quarter 2012, compared to ($0.2) million for the corresponding 2011 period. Net income attributable to noncontrolling interests was $2.0 million for the first six months of 2012, compared to $0.9 million for the corresponding 2011 period. The change versus the comparable 2011 periods was commensurate with the level of applicable operating results for the aforementioned projects in the Asia Pacific region and we expect to experience an increase in net income attributable to noncontrolling interests in future periods as the projects progress.

Segment Results

Steel Plate Structures

New Awards—New awards were $725.7 million for the second quarter 2012, compared to $370.5 million for the corresponding 2011 period. New awards for the current year quarter included scope increases on our existing LNG projects in the Asia Pacific region (approximately $550.0 million) and various standard tank awards throughout the world. New awards for the comparable 2011 period included storage tank awards in Canada (approximately $50.0 million) and the Bahamas (approximately $40.0 million) and various other standard tank awards throughout the world. New awards for the first six months of 2012 were $1.1 billion, compared to $662.1 million for the corresponding prior year period, with the increase attributable primarily to the additional scope on the LNG projects noted above.

Revenue—Revenue was $499.5 million for the second quarter 2012, representing an increase of $43.2 million (9%) over the comparable 2011 period. Revenue for the first six months of 2012 was $919.5 million, increasing $94.4 million (11%) as compared to the corresponding prior year period. The increase for the quarter and year-to-date periods was primarily attributable to increased construction activity on our large LNG tank and mechanical erection projects in the Asia Pacific region.

Income from Operations—Income from operations for the second quarter 2012 was $48.4 million (9.7% of revenue), compared to $47.5 million (10.4% of revenue) for the second quarter 2011. Income from operations for the first six months of 2012 was $86.7 million (9.4% of revenue), compared to $84.4 million (10.2% of revenue) for the corresponding prior year period. Our 2012 quarter and year-to-date results generally benefited from higher revenue volume and related leverage of our operating costs, and benefited from net project savings in the second quarter on two projects in the Middle East (approximately $11.0 million). These benefits were offset by a higher percentage of 2012 revenue being derived from our cost-reimbursable mechanical erection project in the Asia Pacific region and the prior year second quarter including aggregate savings comparable to 2012 on projects around the world.

Project Engineering and Construction

New Awards—New awards were $792.5 million for the second quarter 2012, compared to $767.4 million for the corresponding 2011 period. New awards for the second quarter 2012 included module fabrication for the Kearl expansion project in Canada (approximately $300.0 million), scope increases on our gas processing project in Papua New Guinea and refinery project in Colombia (approximately $220.0 million combined), front end engineering and design services for a new ethylene plant in Russia (approximately $40.0 million), and various other awards throughout the world. New awards for the second quarter 2011 included a natural gas processing plant in the U.S. (approximately $315.0 million), engineering design for offshore platforms in the United Kingdom (“U.K.”) (approximately $150.0 million), and various scope increases on existing work. New awards for the first six months of 2012 were $1.9 billion, compared to $1.4 billion for the corresponding 2011 period.

Revenue—Revenue was $711.3 million for the second quarter 2012, representing an increase of $169.7 million (31%) over the comparable 2011 period. Revenue for the first six months of 2012 was $1.4 billion, increasing $386.4 million (38%) as compared to the corresponding prior year period. The increase over the prior year periods was due primarily to an increase in construction activities on our refinery project in Colombia (approximately $80.0 million and $210.0 million for the quarter and year-to-date periods, respectively), increased construction activity on our gas processing projects in the U.S. (approximately $45.0 million and $95.0 million for the quarter and year-to-date periods, respectively), and increased revenue for various other projects in the U.S. and Europe. Revenue for our Colombian refinery project was approximately $220.0 million and $470.0 million, respectively, for the second quarter and first six-months of 2012.

Income from Operations— Income from operations for the second quarter 2012 was $32.6 million (4.6% of revenue), compared to $24.5 million (4.5% of revenue) for the second quarter 2011. Income from operations for the first six months of 2012 was $57.5 million (4.1% of revenue), compared to $39.5 million (3.9% of revenue) for the corresponding 2011 period. Our quarter and year-to-date 2012 results benefited from higher revenue volume and related leverage of our operating costs, and project savings in the second quarter on two projects in Europe and South America (approximately $9.0 million). These benefits were partially offset by cost increases in the second quarter 2012 on a project in the U.S (approximately $16.0 million), higher precontract costs in the second quarter 2012 (approximately $3.5 million), and a higher percentage of our revenue being derived from our large cost-reimbursable projects in Colombia and the Asia Pacific region.

Lummus Technology

New Awards—New awards were $311.5 million for the second quarter 2012, compared to $77.7 million for the corresponding 2011 period. The increase from 2011 was attributable to significant license awards and a higher volume of heat transfer and catalyst awards. License activity was driven by opportunities in the petrochemicals markets, including awards for an aromatics complex in India and the license and engineering design of a propane dehydrogenation unit in the U.S. and a petrochemical plant in Malaysia. New awards for the first six months of 2012 were $440.5 million, compared to $211.0 million for the corresponding prior year period, with the increase attributable to the reasons noted above.

Revenue—Revenue was $88.7 million for the second quarter 2012, comparable to the prior year period. Revenue for the first six months of 2012 was $188.7 million, representing a decrease of $20.0 million (10%) from the comparable prior year period. The decrease compared to the 2011 year-to-date period was due to lower licensing and heat transfer revenue resulting from normal variations in the timing of execution of our backlog.

Income from Operations— Income from operations for the second quarter 2012 was $22.1 million (24.9% of revenue), compared to $16.4 million (18.7% of revenue) for the second quarter 2011. Income from operations for the first six months of 2012 was $44.7 million (23.7% of revenue), compared to $39.5 million (18.9% of revenue) for the corresponding 2011 period. Our second quarter and year-to-date 2012 results benefited from better margins on catalyst and heat transfer revenue and higher equity earnings.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents—At June 30, 2012, cash and cash equivalents were $552.8 million.

Operating Activities—During the first six months of 2012, cash provided by operations was $28.8 million, as cash generated from earnings and dividends received from our equity investments were offset by an overall increase in our working capital. The increase in working capital resulted from an increase in accounts receivable of $127.8 million and an increase in contracts in progress of $66.7 million, partly offset by an increase in accounts payable of $33.2 million, each of which was due primarily to increased activity on our large projects in the Project Engineering and Construction sector.

Investing Activities—During the first six months of 2012, net cash used in investing activities was $33.1 million, as capital expenditures of $34.2 million were partly offset by proceeds from the sale of property and equipment of $1.1 million.

We continue to evaluate and selectively pursue opportunities for additional expansion of our business through acquisition of complementary businesses. These acquisitions, if they arise, may involve the use of cash or may require further debt or equity financing.

Financing Activities—During the first six months of 2012, net cash flow used in financing activities was $111.8 million, resulting primarily from share repurchases during the period of $123.3 million (2.8 million shares at an average price of $44.35 per share), including $98.4 million to repurchase 2.2 million shares of our outstanding common stock and $24.9 million to repurchase 0.6 million shares associated with stock-based compensation related withholding taxes on taxable share distributions. Additionally, cash used in financing activities included dividends paid to our shareholders of $9.7 million and distributions to our noncontrolling interest partners of $3.6 million. These cash outflows were partly offset by tax benefits associated with tax deductions in excess of recognized stock-based compensation costs of $18.0 million and cash proceeds from the issuance of shares associated with our stock plans of $6.7 million.

Effect of Exchange Rate Changes on Cash and Cash Equivalents—During the first six months of 2012, our cash balance decreased by $2.9 million due to the impact of changes in functional currency exchange rates against the U.S. dollar on non-U.S. dollar cash balances. The unrealized loss on our cash and cash equivalents balance resulting from this exchange rate movement is reflected in the cumulative translation component of OCI. Our cash held in non-U.S. dollar currencies is used primarily for project-related and other operating expenditures in those currencies, and therefore, our exposure to realized exchange gains and losses is not anticipated to be material.

Letters of Credit/Bank Guarantees/Debt/Surety Bonds—Our primary internal source of liquidity is cash flow generated from operations. Capacity under a revolving credit facility is also available, if necessary, to fund operating or investing activities. We have a four-year, $1.1 billion, committed and unsecured revolving credit facility (the “Revolving Facility”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, and Bank of America, N.A. (“BofA”), as syndication agent, which expires in July 2014. The Revolving Facility has a borrowing sublimit of $550.0 million and certain financial covenants, including a maximum leverage ratio of 2.50, a minimum fixed charge coverage ratio of 1.75, and a minimum net worth level calculated as $925.7 million at June 30, 2012. The Revolving Facility also includes customary restrictions regarding subsidiary indebtedness, sales of assets, liens, investments, type of business conducted and mergers and acquisitions, as well as a trailing twelve-month limitation of $200.0 million for dividend payments and share repurchases, among other restrictions. At June 30, 2012, we had issued $305.1 million of letters of credit under the Revolving Facility, providing $794.9 million of available capacity under this facility. Such letters of credit are generally issued to customers in the ordinary course of business to support advance payments and performance guarantees, in lieu of retention on our contracts, or in certain cases, are issued in support of our insurance program.

In addition to the Revolving Facility, we have a $125.0 million committed and unsecured letter of credit and term loan agreement (the “LC Agreement”) with BofA, as administrative agent, JPMorgan, and various private placement note investors, which expires in November 2014. Under the terms of the LC Agreement, either BofA or JPMorgan (the “LC Issuers”) can issue letters of credit. At June 30, 2012, this facility was fully utilized. The LC Agreement has financial and restrictive covenants similar to those noted above for the Revolving Facility. In the event of our default under the LC Agreement, including our failure to reimburse a draw against an issued letter of credit, the LC Issuers could transfer their claim against us, to the extent such amount is due and payable by us under the LC Agreement, to the private placement lenders, creating a term loan that is due and payable no later than the stated maturity of the respective LC Agreement. In addition to quarterly letter of credit fees that we pay under the LC Agreement, we would be assessed an applicable rate of interest over LIBOR to the extent that a term loan is in effect.

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

We also have various short-term, uncommitted revolving credit facilities (the “Uncommitted Facilities”) across several geographic regions of approximately $1.7 billion. These facilities are generally used to provide letters of credit or bank guarantees to customers to support advance payments and performance guarantees in the ordinary course of business or in lieu of retention on our contracts. At June 30, 2012, we had issued $747.8 million under the Uncommitted Facilities, providing $919.6 million of available capacity under these facilities. In addition to providing letters of credit or bank guarantees, we also issue surety bonds in the ordinary course of business to support our contract performance.

During 2011 and the six months ended June 30, 2012, we had no material borrowings under the Revolving Facility, the LC Agreement or the Uncommitted Facilities. At June 30, 2012, we were in compliance with all of our restrictive and financial covenants, with a leverage ratio of 0.16, a fixed charge coverage ratio of 6.86, and net worth of $1.2 billion. Our ability to remain in compliance with our lending facilities could be impacted by circumstances or conditions beyond our control, including, but not limited to, the delay or cancellation of projects, changes in foreign currency exchange or interest rates, performance of pension plan assets, or changes in actuarial assumptions. Further, we could be impacted if our customers experience a material change in their ability to pay us, if the banks associated with our lending facilities were to cease or reduce operations, or if there is a full or partial break-up of the European Union or its currency, the Euro.

Share Issuance Agreement—We filed a prospectus with the SEC on August 18, 2009, under a previously filed shelf registration statement, which provides for the offer and sale of up to 10.0 million shares of our common stock (“Shares”) through July 27, 2012. We have cumulatively offered and sold approximately 2.4 million Shares under the prospectus; however, no Shares were sold during the six months ended June 30, 2012.

Shelf Registration Statement—On June 19, 2012, we filed a shelf registration statement with the SEC that expires on June 18, 2015. The shelf registration statement enables us to offer and sell shares of our common stock and issue debt securities (collectively, the “Securities”) from time to time subsequent to the filing of a prospectus supplement, which among other things, identifies the sales agent, specifies the number and value of Securities that may be sold, and provides the time frame over which Securities may be offered.

Other—We believe our cash on hand, funds generated by operations, amounts available under our existing Revolving Facility, LC Agreement and Uncommitted Facilities, and other external sources of liquidity, such as the issuance of debt and equity instruments, will be sufficient to finance our capital expenditures, settle our commitments and contingencies (as more fully described in Note 8 to our Financial Statements) and address our working capital needs for the foreseeable future. However, there can be no assurance that such funding will continue to be available, as our ability to generate cash flow from operations and our ability to access funding under our Revolving Facility, LC Agreement and Uncommitted Facilities at reasonable terms may be impacted by a variety of business, economic, legislative, financial and other factors, which may be outside of our control.

Additionally, while we currently have significant uncommitted bonding facilities, primarily to support various commercial provisions in our contracts, a termination or reduction of these bonding facilities could result in the utilization of letters of credit in lieu of performance bonds, thereby reducing our available capacity under the Revolving Facility and LC Agreement. Although we do not anticipate a reduction or termination of the bonding facilities, there can be no assurance that such facilities will continue to be available at reasonable terms to service our ordinary course obligations.

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

NEW ACCOUNTING STANDARDS

For a discussion of new accounting standards, see the applicable section of Note 1 to our Financial Statements.

CRITICAL ACCOUNTING ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures of contingent assets and liabilities. We continually evaluate our estimates based upon historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our management has discussed the development and selection of our critical accounting estimates with the Audit Committee of our Supervisory Board of Directors. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Financial Statements:

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

Contract revenue reflects the original contract price adjusted for approved change orders and estimated recoveries of unapproved change orders and claims. We recognize revenue associated with unapproved change orders and claims to the extent that related costs have been incurred, recovery is probable and the value can be reliably estimated. Profit incentives are generally included in the determination of contract revenue upon achievement of the relevant performance requirements and customer approval. At both June 30, 2012 and December 31, 2011, we had unapproved change orders of approximately $27.0 million factored into the determination of revenue and estimated costs for a project in our Project Engineering and Construction sector, but had no material claims or profit incentives factored into the determination of revenue.

With respect to our EPC services, our contracts are generally not segmented between types of services, such as engineering and construction, if each of the EPC components is negotiated concurrently or if the pricing of any such services is subject to the ultimate negotiation and agreement of the entire EPC contract. If an EPC contract includes both technology and EPC services, such contract is segmented between technology and the EPC services when the technology scope is independently negotiated and priced. In some instances, we may combine contracts that are entered into in multiple phases, but are interdependent and pricing considerations by us and the customer are impacted by all phases of the project. Otherwise, if each phase is independent of the other and pricing considerations do not give effect to another phase, the contracts will not be combined.

Financial Instruments—We utilize derivative instruments in certain circumstances to mitigate the effects of changes in foreign currency exchange rates and interest rates, as described below:

•

Foreign Currency Exchange Rate Derivatives—We do not engage in currency speculation; however, we do utilize foreign currency exchange rate derivatives on an on-going basis to hedge against certain foreign currency-related operating exposures and to hedge intercompany loans utilized to finance our non-U.S. subsidiaries. We generally seek hedge accounting treatment for contracts used to hedge operating exposures and designate them as cash flow hedges. Therefore, gains and losses, exclusive of credit risk and forward points (which represent the time-value component of the fair value of our derivative positions), are included in AOCI until the associated underlying operating exposure impacts our earnings. Changes in the fair value of credit risk and forward points, instruments deemed ineffective during the period and instruments that we do not designate as cash flow hedges, including those instruments used to hedge intercompany loans, are recognized within cost of revenue.

•

Interest Rate Derivatives—Our interest rate derivatives are limited to a swap arrangement in place to hedge against interest rate variability associated with our Term Loan. The swap arrangement is designated as a cash flow hedge, as its critical terms matched those of the Term Loan at inception and through June 30, 2012. Therefore, changes in the fair value of the swap arrangement are included in AOCI.

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

We have not provided a valuation allowance against approximately $40.6 million (at December 31, 2011) of our net U.K. net operating loss (“NOL”) related deferred tax asset (“DTA”). The U.K. NOL DTA was recorded primarily in 2007 and 2008 and is attributable to losses incurred during those years on two large fixed-price projects that were completed in the first quarter of 2010. Prior to 2007, and excluding these two projects in 2007 through 2009, our U.K. operations were profitable and have been since completion of the projects. In order to realize the U.K. NOL DTA, our U.K. operations will need to generate future taxable income of approximately $162.4 million. Given NOLs in the U.K. do not expire, and based on our historical and projected profitability for the U.K., we believe it is more likely than not that we will generate sufficient future taxable income to realize our U.K. NOL DTA.

We provide income tax and associated interest reserves, where applicable, in situations where we have and have not received tax assessments. Tax and associated interest reserves are provided in those instances where we consider it more likely than not that additional taxes will be due in excess of amounts reflected in income tax returns filed worldwide. At both June 30, 2012 and December 31, 2011, our reserves totaled approximately $7.4 million. As a matter of standard policy, we continually review our exposure to additional income tax obligations and as further information is known or events occur, changes in our tax and interest reserves may be recorded within income tax expense and interest expense, respectively.

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

Recoverability of Goodwill and Long-Lived Assets—Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually, absent any indicators of impairment. We are required to review goodwill for impairment for each of our reporting units, which we have identified as our three reporting segments. As part of our annual impairment assessment, we first perform a qualitative assessment of goodwill to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If a two-phase quantitative assessment is deemed necessary for a reporting unit, based on the qualitative assessment, it would require us to allocate goodwill to the applicable reporting unit, compare its fair value with the carrying amount, including goodwill, and then, if necessary, record a goodwill impairment charge in an amount equal to the excess, if any, of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.

To the extent a quantitative assessment is required, the primary method we employ to estimate the fair value of each applicable reporting unit is the discounted cash flow method. This methodology is based, to a large extent, on assumptions about future events, which may or may not occur as anticipated, and such deviations could have a significant impact on the calculated estimated fair values of our reporting units. These assumptions include, but are not limited to, estimates of future growth rates, discount rates and terminal values of reporting units. Our goodwill balance at June 30, 2012 was $918.7 million. Based upon our most recent goodwill impairment assessment during the fourth quarter of 2011, each of our reporting units continue to have estimated fair values that are substantially in excess of their carrying values.

Finite-lived identifiable intangible assets are amortized on a straight-line basis over estimated useful lives ranging from 5 to 20 years, absent any indicators of impairment. We review tangible and finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation is required, the estimated cash flow associated with the asset or asset group will be compared to the asset’s carrying amount to determine if an impairment exists. There were no indicators of impairment for our tangible or finite-lived intangible assets at June 30, 2012. For further discussion regarding goodwill and other intangible assets, see Note 3 to our Financial Statements.

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

We do not engage in currency speculation; however, we do utilize foreign currency derivatives on an on-going basis to hedge against certain foreign currency-related operating exposures and to hedge intercompany loans utilized to finance non-U.S. subsidiaries. We generally seek hedge accounting treatment for contracts used to hedge operating exposures and designate them as cash flow hedges. Therefore, gains and losses exclusive of credit risk and forward points are included in AOCI until the associated underlying operating exposure impacts our earnings. Changes in the fair value of forward points, instruments deemed ineffective during the period and instruments that we do not designate as cash flow hedges, including those instruments used to hedge intercompany loans, are recognized within cost of revenue and were not material for the three and six months ended June 30, 2012.

At June 30, 2012, the notional value of our outstanding forward contracts to hedge certain foreign currency exchange-related operating exposures was $109.0 million, including net foreign currency exchange rate exposure associated with the purchase of U.S. Dollars ($86.9 million), Euros ($9.9 million), Thai Baht ($8.3 million) and Singapore Dollars ($5.4 million), partially offset by the sale of Russian Rubles ($1.5 million). The total net fair value of these contracts was a loss of approximately $1.0 million at June 30, 2012. The potential change in fair value for our outstanding contracts resulting from a hypothetical ten percent change in quoted foreign currency exchange rates would have been approximately $11.3 million at June 30, 2012. This potential change in fair value for our outstanding contracts would be offset by the change in fair value of the associated underlying operating exposures.

At June 30, 2012, the notional value of our outstanding forward contracts to hedge certain intercompany loans utilized to finance non-U.S. subsidiaries was $3.6 million, including foreign currency exchange rate exposure associated with the sale of Singapore Dollars ($3.2 million) and Euros ($0.4 million). The total net fair value of these contracts was a loss of approximately $0.1 million at June 30, 2012. The potential change in fair value for our outstanding contracts resulting from a hypothetical ten percent change in quoted foreign currency exchange rates would have been approximately $0.3 million at June 30, 2012, which would be offset by the change in fair value of the associated underlying exposures.

Interest Rate Risk—We continue to utilize a swap arrangement to hedge against interest rate variability associated with our Term Loan. The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Loan at inception and through June 30, 2012. Accordingly, changes in the fair value of the interest rate swap are recognized in AOCI. The total net fair value of the contract was a loss of approximately $0.6 million at June 30, 2012. The potential change in fair value for our interest rate swap resulting from a hypothetical one percent change in the LIBOR rate would have been approximately $0.1 million at June 30, 2012, which would be offset by the change in fair value of the associated underlying exposure.

Other—The carrying values of our cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. At June 30, 2012, the fair value of our long-term debt, based upon the current market rates for debt with similar credit risk and maturity, approximated its carrying value as interest is based upon LIBOR plus an applicable floating spread and is paid quarterly in arrears. For additional discussion of our financial instruments, see Note 6 to our Financial Statements.

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

Changes in Internal Controls—There were no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Over the past several decades and through June 30, 2012, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 5,200 plaintiffs and, of those claims, approximately 1,400 claims were pending and 3,800 have been closed through dismissals or settlements. Over the past several decades and through June 30, 2012, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount of approximately one thousand dollars per claim. We review each case on its own merits and make accruals based upon the probability of loss and our estimates of the amount of liability and related expenses, if any. We do not believe that any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow, and, at June 30, 2012, we had approximately $1.8 million accrued for liability and related expenses. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that we may expect to recover because of the variability in coverage amounts, limitations and deductibles, or the viability of carriers, with respect to our insurance policies for the years in question.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases—The following table summarizes the number of shares repurchased during the second quarter of 2012:

	Issuer Purchases of Equity Securities
			c) Total Number of Shares Purchased as Part of Publicly Announced Plan	d) Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)
Period	a) Total Number of Shares Purchased	b) Average Price Paid per Share
2011 Program (2)
4/1/12 - 4/30/12	406,994	$42.9982	406,994	5,500,148

Total	406,994	$42.9982	406,994	5,500,148

(1)	Table does not include shares withheld for tax purposes or forfeitures under our equity plans.
(2)

In April 2012, our 2011 Stock Repurchase Program (the “2011 Program”) was executed pursuant to a Rule 10b5-1 plan with a brokerage firm. Under the 10b5-1 plan, the brokerage firm executed purchases of our common shares pursuant to standing instructions that we issued.

On May 2, 2012, the 2011 Program was replaced with the 2012 Stock Repurchase Program, under which we are authorized to repurchase up to 10% of our issued share capital (or approximately 10.0 million shares) through November 2, 2013. However, the number of shares repurchased in the future, if any, and the timing and manner of any repurchases are determined by us in light of prevailing market conditions, our available resources and other factors, including those discussed elsewhere in this Form 10-Q.

Share Issuance Agreement—We filed a prospectus with the SEC on August 18, 2009, under a previously filed shelf registration statement on Form S-3 (File No. 333-160852), which provides for the offer and sale of up to 10.0 million shares of our common stock, par value Euro 0.01 per share, (“Shares”) through July 27, 2012. We have cumulatively offered and sold approximately 2.4 million Shares under the prospectus; however, no Shares were sold during the six months ended June 30, 2012.

Shelf Registration Statement—On June 19, 2012, we filed a shelf registration statement with the SEC on Form S-3 (File No. 333-182223) that expires on June 18, 2015. The shelf registration statement enables us to offer and sell shares of our common stock and issue debt securities (collectively, the “Securities”) from time to time subsequent to the filing of a prospectus supplement which, among other things, identifies the sales agent, specifies the number and value of Securities that may be sold, and provides the time frame over which Securities may be offered.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

10.1 (2)	Chicago Bridge & Iron Savings Plan as amended and restated as of January 1, 2008 and amended by the First Amendment

(a) Second Amendment to the Chicago Bridge & Iron Savings Plan (2)

(b) Third Amendment to the Chicago Bridge & Iron Savings Plan (2)

(c) Fourth Amendment to the Chicago Bridge & Iron Savings Plan (2)

(d) Fifth Amendment to the Chicago Bridge & Iron Savings Plan (1)

31.1 (1)	Certification Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (1)	Certification Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (1),(3)	XBRL Instance Document.

101.SCH (1),(3)	XBRL Taxonomy Extension Schema Document.

101.CAL (1),(3)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (1),(3)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB (1),(3)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (1),(3)	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed herewith
(2)	Incorporated by reference from the Company’s 2011 Form 10-Q filed July 22, 2011.
(3)

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iii) the Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, (v) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2012 and 2011, and (vi) the Notes to Financial Statements.

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

Date: July 24, 2012