Form 10-Q
period 2012-09-30
CHICAGO BRIDGE & IRON CO N V
filed 2012-10-24
CIK 1027884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the registrant’s common stock as of October 15, 2012 – 96,792,865

CHICAGO BRIDGE & IRON COMPANY N.V.

CHICAGO BRIDGE & IRON COMPANY N.V.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Unaudited)
Revenue	$1,446,942	$1,255,344	$3,947,738	$3,295,320
Cost of revenue	1,258,052	1,108,532	3,446,699	2,871,699

Gross profit	188,890	146,812	501,039	423,621
Selling and administrative expense	52,860	49,749	168,484	155,889
Intangibles amortization	5,996	6,409	18,125	19,073
Other operating expense (income), net	2,554	614	3,816	(230)
Equity earnings	(705)	(2,688)	(6,515)	(7,238)

Income from operations	128,185	92,728	317,129	256,127
Interest expense	(6,826)	(1,105)	(11,769)	(7,700)
Interest income	1,962	2,381	6,437	5,496

Income before taxes	123,321	94,004	311,797	253,923
Income tax expense	(37,068)	(22,601)	(91,726)	(69,253)

Net income	86,253	71,403	220,071	184,670
Less: Net (income) loss attributable to noncontrolling interests	(6,022)	761	(8,033)	(106)

Net income attributable to CB&I	$80,231	$72,164	$212,038	$184,564

Net income attributable to CB&I per share:
Basic	$0.83	$0.74	$2.19	$1.88
Diluted	$0.82	$0.72	$2.16	$1.84

Weighted average shares outstanding:
Basic	96,399	97,772	96,684	98,251
Diluted	97,814	99,814	98,231	100,271

Cash dividends on shares:
Amount	$4,836	$4,921	$14,553	$14,841
Per share	$0.05	$0.05	$0.15	$0.15

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Unaudited)
Net income	$86,253	$71,403	$220,071	$184,670
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	9,573	(39,570)	4,777	(17,210)
Change in unrealized fair value of cash flow hedges	111	(454)	800	1,211
Change in unrecognized prior service pension credits/costs	(117)	(333)	(440)	2,730
Change in unrecognized actuarial pension gains/losses	(488)	909	1,372	650

Comprehensive income	95,332	31,955	226,580	172,051
Less: Net (income) loss attributable to noncontrolling interests	(6,022)	761	(8,033)	(106)
Less: Change in cumulative translation adjustment attributable to noncontrolling interests	(900)	(799)	(1,425)	(926)

Comprehensive income attributable to CB&I	$88,410	$31,917	$217,122	$171,019

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Cash and cash equivalents ($137,731 and $88,986 related to variable interest entities (“VIEs”))	$654,754	$671,811
Accounts receivable, net ($42,215 and $12,406 related to VIEs)	706,280	494,853
Costs and estimated earnings in excess of billings ($26,001 and $24,043 related to VIEs)	278,479	239,536
Deferred income taxes	130,119	125,564
Other current assets	126,454	129,557

Total current assets	1,896,086	1,661,321

Equity investments	85,900	95,687
Property and equipment, net	277,886	262,003
Deferred income taxes	57,511	78,503
Goodwill	921,214	926,393
Other intangibles, net	169,589	188,119
Other non-current assets	70,477	79,957

Total assets	$3,478,663	$3,291,983

Liabilities
Current maturity of long-term debt	40,000	40,000
Accounts payable ($77,582 and $32,125 related to VIEs)	624,707	518,749
Accrued liabilities	309,979	245,138
Billings in excess of costs and estimated earnings ($30,274 and $25,207 related to VIEs)	822,080	917,067
Income taxes payable	—	22,470

Total current liabilities	1,796,766	1,743,424

Other non-current liabilities	226,666	243,984
Deferred income taxes	113,022	108,145

Total liabilities	2,136,454	2,095,553

Shareholders’ Equity
Common stock, Euro .01 par value; shares authorized: 250,000,000; shares issued: 101,522,318; shares outstanding: 96,726,564 and 97,595,735	1,190	1,190
Additional paid-in capital	358,474	371,669
Retained earnings	1,215,966	1,018,481
Stock held in trust	(3,039)	(9,788)
Treasury stock, at cost: 4,795,754 and 3,926,583 shares	(197,719)	(142,666)
Accumulated other comprehensive loss	(56,068)	(61,152)

Total CB&I shareholders’ equity	1,318,804	1,177,734

Noncontrolling interests	23,405	18,696

Total shareholders’ equity	1,342,209	1,196,430

Total liabilities and shareholders’ equity	$3,478,663	$3,291,983

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30,
	2012	2011
	(Unaudited)
Cash Flows from Operating Activities
Net income	$220,071	$184,670
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,511	52,037
Deferred taxes	43,745	12,288
Stock-based compensation expense	34,805	30,566
Equity earnings	(6,515)	(7,238)
Gain on property and equipment transactions	(1,184)	(230)
Unrealized loss on foreign currency hedge ineffectiveness	115	1,368
Excess tax benefits from stock-based compensation	(18,054)	(15,286)
Change in operating assets and liabilities:
Increase in receivables, net	(211,427)	(220,656)
Change in contracts in progress, net	(133,930)	(15,665)
Increase in accounts payable	105,958	148,185
Decrease (increase) in other current and non-current assets	9,829	(9,754)
(Decrease) increase in income taxes payable	(22,470)	8,815
Increase in accrued and other non-current liabilities	47,176	9,131
Decrease in equity investments	20,286	5,605
(Increase) decrease in other	(704)	5,290

Net cash provided by operating activities	138,212	189,126

Cash Flows from Investing Activities
Capital expenditures	(50,996)	(23,822)
Proceeds from sale of property and equipment	4,909	7,763

Net cash used in investing activities	(46,087)	(16,059)

Cash Flows from Financing Activities
Decrease in notes payable	—	(334)
Excess tax benefits from stock-based compensation	18,054	15,286
Purchase of treasury stock	(123,255)	(100,480)
Issuance of stock	8,810	10,174
Dividends paid	(14,553)	(14,841)
Distributions to noncontrolling interests	(4,749)	(8,396)

Net cash used in financing activities	(115,693)	(98,591)

Effect of exchange rate changes on cash and cash equivalents	6,511	(16,315)

(Decrease) increase in cash and cash equivalents	(17,057)	58,161
Cash and cash equivalents, beginning of the year	671,811	481,738

Cash and cash equivalents, end of the period	$654,754	$539,899

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands)

									Accumulated
			Additional		Stock Held in				Other		Total
	Common Stock		Paid-In	Retained	Trust		Treasury Stock		Comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Shares	Amount	(Loss) Income	Interests	Equity
	(Unaudited)
Balance at December 31, 2011	97,596	$1,190	$371,669	$1,018,481	752	$(9,788)	3,927	$(142,666)	$(61,152)	$18,696	$1,196,430
Net income	—	—	—	212,038	—	—	—	—	—	8,033	220,071
Change in cumulative translation adjustment, net	—	—	—	—	—	—	—	—	3,352	1,425	4,777
Change in unrealized fair value of cash flow hedges, net	—	—	—	—	—	—	—	—	800		800
Change in unrecognized prior service pension credits/costs, net	—	—	—	—	—	—	—	—	(440)	—	(440)
Change in unrecognized actuarial pension gains/losses, net	—	—	—	—	—	—	—	—	1,372	—	1,372
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(4,749)	(4,749)
Dividends paid	—	—	—	(14,553)	—	—	—	—	—	—	(14,553)
Stock-based compensation expense	—	—	34,805	—	—	—	—	—	—	—	34,805
Release of trust shares	—	—	(1,715)	—	(435)	6,749	—	—	—	—	5,034
Purchase of treasury stock	(2,779)	—	—	—	—	—	2,779	(123,255)	—	—	(123,255)
Issuance of stock	1,910	—	(46,285)	—	—	—	(1,910)	68,202	—	—	21,917

Balance at September 30, 2012	96,727	$1,190	$358,474	$1,215,966	317	$(3,039)	4,796	$(197,719)	$(56,068)	$23,405	$1,342,209

									Accumulated
			Additional		Stock Held in				Other		Total
	Common Stock		Paid-In	Retained	Trust		Treasury Stock		Comprehensive	Noncontrolling	Shareholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Shares	Amount	(Loss) Income	Interests	Equity
	(Unaudited)
Balance at December 31, 2010	99,343	$1,190	$352,420	$783,171	1,379	$(20,161)	2,179	$(40,166)	$(20,992)	$28,383	$1,083,845
Net income	—	—	—	184,564	—	—	—	—	—	106	184,670
Change in cumulative translation adjustment, net	—	—	—	—	—	—	—	—	(18,136)	926	(17,210)
Change in unrealized fair value of cash flow hedges, net	—	—	—	—	—	—	—	—	1,211	—	1,211
Change in unrecognized prior service pension credits/costs, net	—	—	—	—	—	—	—	—	2,730	—	2,730
Change in unrecognized actuarial pension gains/losses, net	—	—	—	—	—	—	—	—	650	—	650
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(8,396)	(8,396)
Dividends paid	—	—	—	(14,841)	—	—	—	—	—	—	(14,841)
Stock-based compensation expense	—	—	30,566	—	—	—	—	—	—	—	30,566
Release of trust shares	(114)	—	(2,421)	—	(626)	10,365	114	(4,649)	—	—	3,295
Purchase of treasury stock	(2,750)	—	—	—	—	—	2,750	(100,480)	—	—	(100,480)
Issuance of stock	1,947	—	(13,956)	—	—	—	(1,947)	35,934	—	—	21,978

Balance at September 30, 2011	98,426	$1,190	$366,609	$952,894	753	$(9,796)	3,096	$(109,361)	$(34,537)	$21,019	$1,188,018

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

($ values in thousands, except per share data)

(Unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying unaudited interim Condensed Consolidated Financial Statements (“Financial Statements”) for Chicago Bridge & Iron Company N.V. (“CB&I” or the “Company”) have been prepared pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (the “SEC”). We believe these Financial Statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our results of operations for the three and nine months ended September 30, 2012 and 2011, our financial position as of September 30, 2012 and our cash flows for the nine months ended September 30, 2012 and 2011. The December 31, 2011 Condensed Consolidated Balance Sheet (“Balance Sheet”) was derived from our December 31, 2011 audited Consolidated Balance Sheet.

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

Contract revenue reflects the original contract price adjusted for approved change orders and estimated recoveries on unapproved change orders and claims. We recognize revenue associated with unapproved change orders and claims to the extent that related costs have been incurred, recovery is probable and the value can be reliably estimated. Profit incentives are generally included in the determination of contract revenue upon achievement of the relevant performance requirements and customer approval. At September 30, 2012 and December 31, 2011, we had unapproved change orders of approximately $25,000 and $27,000, respectively, factored into the determination of revenue and estimated costs for a project in our Project Engineering and Construction sector, but had no material claims or profit incentives factored into the determination of revenue.

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

With respect to our engineering, procurement and construction (“EPC”) services, our contracts are generally not segmented between types of services, such as engineering and construction, if each of the EPC components is negotiated concurrently or if the pricing of any such services is subject to the ultimate negotiation and agreement of the entire EPC contract. If an EPC contract includes both technology and EPC services, such contract is segmented between technology and the EPC services when the technology scope is independently negotiated and priced. In some instances, we may combine contracts that are entered into in multiple phases, but are interdependent and include pricing considerations by us and the customer that are impacted by all phases of the project. Otherwise, if each phase is independent of the other and pricing considerations do not give effect to another phase, the contracts will not be combined.

Cost of revenue includes direct contract costs, such as materials and labor, and indirect costs that are attributable to contract activity. The timing of when we bill our customers is generally dependent upon advance billing terms or completion of certain phases of the work. Cumulative costs and estimated earnings recognized to date in excess of cumulative billings is reported on the Balance Sheet as costs and estimated earnings in excess of billings. Cumulative billings in excess of cumulative costs and estimated earnings recognized to date is reported as billings in excess of costs and estimated earnings. Any uncollected billed revenue, including contract retentions, is reported as accounts receivable. At September 30, 2012 and December 31, 2011, accounts receivable included contract retentions of approximately $35,700 and $23,700, respectively. Contract retentions due beyond one year were not significant at September 30, 2012 or December 31, 2011.

Our billed and unbilled revenue may be exposed to potential credit risk if our customers should encounter financial difficulties, and we maintain reserves for specifically-identified potential uncollectible receivables. At September 30, 2012 and December 31, 2011, allowances for doubtful accounts were approximately $1,200 and $1,800, respectively.

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

Foreign Currency—The nature of our business activities involves the management of various financial and market risks, including those related to changes in foreign currency exchange rates. The effects of translating financial statements of foreign operations into our reporting currency are recognized as a cumulative translation adjustment in accumulated other comprehensive income (loss) (“AOCI”). This balance is net of tax, where applicable. Foreign currency exchange gains (losses) are included within cost of revenue and were immaterial for the three and nine months ended September 30, 2012 and 2011.

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

•

Interest Rate Derivatives—Our interest rate derivatives are limited to a swap arrangement in place to hedge against interest rate variability associated with our unsecured term loan (the “Term Loan”). The swap arrangement is designated as a cash flow hedge, as its critical terms matched those of the Term Loan at inception and through September 30, 2012. Therefore, changes in the fair value of the swap arrangement are included in AOCI until the associated underlying exposure impacts our earnings.

For those contracts designated as cash flow hedges, we document all relationships between the derivative instruments and associated hedged items, as well as our risk-management objectives and strategy for undertaking hedge transactions. This process includes linking all derivatives to specific firm commitments or highly-probable forecasted transactions. We continually assess, at inception and on an on-going basis, the effectiveness of derivative instruments in offsetting changes in the cash flow of the designated hedged items. Hedge accounting designation is discontinued when (1) it is determined that the derivative is no longer highly effective in offsetting changes in the cash flow of the hedged item, including firm commitments or forecasted transactions, (2) the derivative is sold, terminated, exercised, or expires, (3) it is no longer probable that the forecasted transaction will occur, or (4) we determine that designating the derivative as a hedging instrument is no longer appropriate. See Note 6 for additional discussion of our financial instruments.

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

We provide income tax and associated interest reserves, where applicable, in situations where we have and have not received tax assessments. Tax and associated interest reserves are provided in those instances where we consider it more likely than not that additional tax will be due in excess of amounts reflected in income tax returns filed worldwide. At both September 30, 2012 and December 31, 2011, our reserves totaled approximately $7,400. As a matter of standard policy, we continually review our exposure to additional income tax obligations and as further information is known or events occur, changes in our tax and interest reserves may be recorded within income tax expense and interest expense, respectively.

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

Joint venture net assets consist primarily of cash and working capital, and assets may be restricted from being used to fund obligations outside of the joint venture. These joint ventures typically do not have third-party debt; however, they may provide for capital calls to fund operations or require the joint venture partners to provide additional financial support, including advance payment or retention letters of credit.

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

If at any time a joint venture qualifies as a VIE, we are required to perform a qualitative assessment to determine whether we are the primary beneficiary of the VIE and therefore, need to consolidate the VIE. We are the primary beneficiary if we have (1) the power to direct the economically significant activities of the VIE and (2) the right to receive benefits from, and obligation to absorb losses of, the VIE. If the joint venture is a VIE and we are the primary beneficiary, or we otherwise have the ability to control the joint venture, we consolidate the joint venture. If we are not determined to be the primary beneficiary of the VIE, or only have the ability to significantly influence the joint venture rather than control it, we do not consolidate the joint venture. We account for unconsolidated joint ventures using the equity method or proportionate consolidation. At September 30, 2012 and December 31, 2011, we had no material proportionately consolidated joint ventures. See Note 4 for additional discussion of our material joint venture arrangements.

New Accounting Standards—There are no recently issued accounting standards that we believe will have a material impact on our financial position, results of operations or cash flow.

2. EARNINGS PER SHARE

A reconciliation of weighted average basic shares outstanding to weighted average diluted shares outstanding and the computation of basic and diluted EPS are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands, except per share data)
Net income attributable to CB&I	$80,231	$72,164	$212,038	$184,564

Weighted average shares outstanding—basic	96,399	97,772	96,684	98,251
Effect of restricted shares/performance shares/stock options (1)	1,345	1,974	1,477	1,953
Effect of directors' deferred-fee shares (1)	70	68	70	67

Weighted average shares outstanding—diluted	97,814	99,814	98,231	100,271

Net income attributable to CB&I per share:
Basic	$0.83	$0.74	$2.19	$1.88
Diluted	$0.82	$0.72	$2.16	$1.84

(1) Antidilutive shares excluded from diluted EPS	166	171	166	170

3. GOODWILL AND OTHER INTANGIBLES

Goodwill—At September 30, 2012 and December 31, 2011, our goodwill balances were $921,214 and $926,393, respectively, attributable to the excess of the purchase price over the fair value of net assets acquired as part of previous acquisitions. The change in goodwill for the nine months ended September 30, 2012 was as follows:

Balance at December 31, 2011	$926,393
Amortization of tax goodwill in excess of book goodwill	(4,370)
Foreign currency translation	(809)

Balance at September 30, 2012	$921,214

During the nine months ended September 30, 2012, no indicators of goodwill impairment were identified and therefore no goodwill impairment charge was recorded. There can be no assurance that our future goodwill impairment analyses will not result in a future impairment charge.

Other Intangible Assets—The following table provides a summary of our acquired finite-lived intangible assets at September 30, 2012 and December 31, 2011, including weighted-average useful lives for each major intangible asset class and in total:

	September 30, 2012		December 31, 2011
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Finite-lived intangible assets (weighted average life)
Process technologies (16 years) (1)	$226,647	$(67,149)	$228,363	$(57,381)
Tradenames (17 years) (2)	13,577	(5,653)	38,346	(25,814)
Backlog (5 years)	10,655	(10,369)	10,669	(8,782)
Lease agreements (6 years)	7,222	(6,256)	7,279	(5,792)
Non-compete agreements (7 years)	2,879	(1,964)	2,895	(1,664)

Total (15 years)	$260,980	$(91,391)	$287,552	$(99,433)

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

(2)	Tradename intangibles totaling $24,717 became fully amortized in the third quarter 2012 and were therefore removed from the gross carrying and accumulated amortization balances above.

The net decrease in other intangibles for the nine months ended September 30, 2012 related primarily to amortization expense of $18,125 and the impact of foreign currency translation.

4. JOINT VENTURE ARRANGEMENTS

As discussed in Note 1, we account for our unconsolidated joint ventures primarily using the equity method of accounting. Further, we consolidate any joint venture that is determined to be a VIE for which we are the primary beneficiary, or which we otherwise effectively control.

Unconsolidated Joint Ventures—We have a 50% equity interest in Chevron-Lummus Global (“CLG”), which provides licenses, basic engineering services and catalyst supply for deep conversion (e.g. hydrocracking), residual hydroprocessing and lubes processing. The business primarily focuses on converting/upgrading heavy/sour crude that is produced in the refinery process to more marketable products. As sufficient capital investments in CLG have been made by the joint venture partners, it does not qualify as a VIE. Additionally, we do not effectively control CLG and therefore do not consolidate the joint venture. We have no other material unconsolidated joint ventures.

Consolidated Joint Ventures—The following is a summary description of the material joint ventures we consolidate due to their designation as VIEs for which we are the primary beneficiary:

•

CBI Kentz Joint Venture—In 2011, a joint venture between CB&I (65%) and Kentz (35%) was formed to perform the structural, mechanical, piping, electrical and instrumentation work on, and to provide commissioning support for the construction of three Liquefied Natural Gas (“LNG”) trains, including associated utilities and a domestic gas processing and compression plant, for the Gorgon LNG project, located on Barrow Island, Australia. The contract value is approximately $2.9 billion.

•

CBI Clough Joint Venture—In 2009, a joint venture between CB&I (65%) and Clough (35%) was formed to perform the EPC work for a gas conditioning plant, nearby wellheads, and associated piping and infrastructure for the Papua New Guinea LNG project, located in the Southern Highlands of Papua New Guinea. The contract value is approximately $2.1 billion.

The following table presents summarized balance sheet information for the aforementioned VIEs:

	September 30,	December 31,
	2012	2011
CBI Kentz Joint Venture
Current assets	$51,122	$26,415
Current liabilities	$16,999	$17,417

CBI Clough Joint Venture
Current assets	$145,187	$81,773
Current liabilities	$86,638	$22,498

The use of these joint venture arrangements exposes us to a number of risks, including the risk that our partners may be unable or unwilling to provide their share of capital investment to fund the operations of the joint venture or to complete their obligations to us, the joint venture, or ultimately, our customer. This could result in unanticipated costs to achieve contractual performance requirements, liquidated damages or contract disputes, including claims against our partners.

5. FACILITY REALIGNMENT LIABILITY

At September 30, 2012 and December 31, 2011, we recorded a facility realignment liability related to the recognition of future operating lease expense for unutilized facility capacity where we remain contractually obligated to a lessor. The liability was recorded in accrued liabilities and other non-current liabilities based on the anticipated timing of payments. Charges for the nine months ended September 30, 2012 were primarily related to our Steel Plate Structures sector and were recognized within cost of revenue. The following table summarizes the change in the liability for the nine months ended September 30, 2012:

Balance at December 31, 2011	$15,278
Charges	2,581
Cash payments	(3,863)
Foreign exchange and other	(33)

Balance at September 30, 2012	$13,963

6. FINANCIAL INSTRUMENTS

Foreign Currency Exchange Rate Derivatives

Operating Exposures—At September 30, 2012, the notional value of our outstanding forward contracts to hedge certain foreign exchange-related operating exposures was approximately $138,400. These contracts vary in duration, generally maturing up to three years from period-end. We designate certain of these hedges as cash flow hedges and accordingly, changes in their fair value are recognized in AOCI until the associated underlying operating exposure impacts our earnings. We exclude forward points, which are recognized as ineffectiveness within cost of revenue and are not material to our earnings, from our hedge assessment analysis.

Intercompany Loan Exposures—At September 30, 2012, the notional value of our outstanding forward contracts to hedge certain intercompany loans utilized to finance non-U.S. subsidiaries was approximately $9,600. These contracts, which generally mature within seven days of period-end, are not designated as cash flow hedges, and accordingly, changes in their fair value are recognized in cost of revenue, generally offsetting any translation gains (losses) on the underlying loans.

Interest Rate Derivatives

Interest Rate Exposures—We continue to utilize a swap arrangement to hedge against interest rate variability associated with our Term Loan. The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Loan at inception and through September 30, 2012. Accordingly, changes in the fair value of the hedge are recognized in AOCI until the associated underlying exposure impacts our earnings.

Financial Instruments Disclosures

Financial instruments are required to be categorized within a valuation hierarchy based upon the lowest level of input that is significant to the fair value measurement. The three levels of the valuation hierarchy are as follows:

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

•

Level 3—Fair value is based upon internally-developed models that use, as their basis, significant unobservable market parameters. We did not have any Level 3 classifications at September 30, 2012 or December 31, 2011.

The following table presents the fair value of our cash and cash equivalents, foreign currency exchange rate derivatives and interest rate derivatives at September 30, 2012 and December 31, 2011, respectively, by valuation hierarchy and balance sheet classification:

	September 30, 2012				December 31, 2011
	Level 1	Level 2 (1)	Level 3	Total	Level 1	Level 2 (1)	Level 3	Total
Assets
Cash and cash equivalents	$654,754	$—	$—	$654,754	$671,811	$—	$—	$671,811
Other current assets	—	1,490	—	1,490	—	2,983	—	2,983
Other non-current assets	—	11	—	11	—	51	—	51

Total assets at fair value	$654,754	$1,501	$—	$656,255	$671,811	$3,034	$—	$674,845

Liabilities
Accrued liabilities	$—	$(1,581)	$—	$(1,581)	$—	$(4,414)	$—	$(4,414)
Other non-current liabilities	—	(573)	—	(573)	—	(433)	—	(433)

Total liabilities at fair value	$—	$(2,154)	$—	$(2,154)	$—	$(4,847)	$—	$(4,847)

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

The carrying values of our accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. At September 30, 2012 and December 31, 2011, the fair value of our long-term debt, based upon the current market rates for debt with similar credit risk and maturity, approximated its carrying value as interest is based upon LIBOR plus an applicable floating spread and is paid quarterly in arrears.

Derivatives Disclosures

The following table presents the total fair value by underlying risk and balance sheet classification for derivatives designated as cash flow hedges and derivatives not designated as cash flow hedges at September 30, 2012 and December 31, 2011:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Classification	September 30, 2012	December 31, 2011	Balance Sheet Classification	September 30, 2012	December 31, 2011
Derivatives designated as cash flow hedges
Interest rate	Other current and non-current assets	$—	$—	Accrued and other non-current liabilities	$(184)	$(1,274)
Foreign currency	Other current and non-current assets	581	750	Accrued and other non-current liabilities	(728)	(1,191)

		$581	$750		$(912)	$(2,465)

Derivatives not designated as cash flow hedges
Interest rate	Other current and non-current assets	$—	$—	Accrued and other non-current liabilities	$—	$—
Foreign currency	Other current and non-current assets	920	2,284	Accrued and other non-current liabilities	(1,242)	(2,382)

		$920	$2,284		$(1,242)	$(2,382)

Total fair value		$1,501	$3,034		$(2,154)	$(4,847)

The following table presents the total value, by underlying risk, recognized in other comprehensive income (“OCI”) and reclassified from AOCI to interest expense (interest rate derivatives) and cost of revenue (foreign currency derivatives) during the three and nine months ended September 30, 2012 and 2011, for derivatives designated as cash flow hedges:

	Amount of Gain (Loss) on Effective Derivative Portion
	Recognized in OCI				Reclassified from AOCI into Earnings (1)
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011	2012	2011	2012	2011
Derivatives designated as cash flow hedges

Interest rate	$22	$58	$(18)	$(215)	$(389)	$(832)	$(1,156)	$(2,445)
Foreign currency	(332)	(749)	470	230	541	127	(341)	968

Total	$(310)	$(691)	$452	$15	$152	$(705)	$(1,497)	$(1,477)

(1)	Net unrealized losses totaling $6 are anticipated to be reclassified from AOCI into earnings during the next 12 months due to settlement of the associated underlying obligations.

The following table presents the total value, by underlying risk, recognized in interest expense (interest rate derivatives) and cost of revenue (foreign currency derivatives) for the three and nine months ended September 30, 2012 and 2011 for derivatives not designated as cash flow hedges:

	Amount of Gain (Loss) Recognized in Earnings
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Derivatives not designated as cash flow hedges

Interest rate	$—	$—	$—	$—
Foreign currency	(305)	(1,921)	(3,520)	(3,324)

Total	$(305)	$(1,921)	$(3,520)	$(3,324)

7. RETIREMENT BENEFITS

Our 2011 Annual Report disclosed anticipated 2012 defined benefit pension and other postretirement plan contributions of approximately $15,800 and $3,800, respectively. The following table provides updated contribution information for our plans at September 30, 2012:

		Other Postretirement
	Pension Plans	Plans
Contributions made through September 30, 2012	$12,353	$1,737
Contributions expected for the remainder of 2012	3,705	797

Total contributions expected for 2012	$16,058	$2,534

The following table provides a breakout of the components of net periodic benefit cost associated with our defined benefit pension and other postretirement plans for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Pension Plans

Service cost	$944	$1,020	$2,893	$3,053
Interest cost	6,526	7,420	19,900	22,237
Expected return on plan assets	(5,855)	(6,613)	(17,832)	(19,825)
Amortization of prior service credits	(110)	(124)	(338)	(372)
Recognized net actuarial loss	679	288	2,032	867

Net periodic benefit cost	$2,184	$1,991	$6,655	$5,960

Other Postretirement Plans

Service cost	$281	$242	$843	$725
Interest cost	660	731	1,978	2,193
Amortization of prior service credits	(68)	(68)	(202)	(202)
Recognized net actuarial gain	(69)	(120)	(209)	(357)

Net periodic benefit cost	$804	$785	$2,410	$2,359

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

Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Over the past several decades and through September 30, 2012, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 5,200 plaintiffs and, of those claims, approximately 1,300 claims were pending and 3,900 have been closed through dismissals or settlements. Over the past several decades and through September 30, 2012, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount of approximately one thousand dollars per claim. We review each case on its own merits and make accruals based upon the probability of loss and our estimates of the amount of liability and related expenses, if any. We do not believe that any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow, and, at September 30, 2012, we had approximately $1,600 accrued for liability and related expenses. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that we may expect to recover because of the variability in coverage amounts, limitations and deductibles, or the viability of carriers, with respect to our insurance policies for the years in question.

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

Stock-Based Compensation Plans—During the nine months ended September 30, 2012, we granted the following shares associated with our incentive plans:

		Weighted Average
		Grant-Date Fair Value
	Shares (1)	Per Share
Restricted shares	380,534	$44.23
Performance shares	300,813	$44.42

Total	681,347

(1)	No stock options were granted during the nine months ended September 30, 2012.

During the nine months ended September 30, 2012, we issued the following shares associated with our incentive plans and employee stock purchase plan (“ESPP”):

Shares
Performance shares (issued upon vesting)	1,193,874
Restricted shares (issued upon vesting) (1)	720,748
Stock options (issued upon exercise)	248,267
ESPP shares (issued upon sale)	182,126

Total	2,345,015

(1)	Includes 434,956 shares that were previously transferred to a rabbi trust upon grant and reported as stock held in trust on the Balance Sheet.

During the three months ended September 30, 2012 and 2011, we recognized $6,366 and $4,536 of stock-based compensation expense, respectively, and during the nine months ended September 30, 2012 and 2011, we recognized $34,805 and $30,566 of stock-based compensation expense, respectively. For additional information related to our stock-based compensation plans, see Note 14 to our 2011 Annual Report.

Share Repurchases—During the nine months ended September 30, 2012, we repurchased 2,779,230 shares for $123,255 (an average price of $44.35), consisting of 2,220,525 shares associated with repurchases of our outstanding common stock and 558,705 shares for taxes withheld on taxable share distributions.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue
Steel Plate Structures	$496,576	$511,376	$1,416,037	$1,336,441
Project Engineering and Construction	799,868	630,010	2,192,500	1,636,227
Lummus Technology	150,498	113,958	339,201	322,652

Total revenue	$1,446,942	$1,255,344	$3,947,738	$3,295,320

Income From Operations
Steel Plate Structures	$51,227	$43,284	$137,944	$127,697
Project Engineering and Construction	36,214	22,601	93,744	62,092
Lummus Technology	40,744	26,843	85,441	66,338

Total income from operations	$128,185	$92,728	$317,129	$256,127

11. SHAW TRANSACTION

General—On July 30, 2012, we entered into a definitive agreement (the “Transaction Agreement”) to acquire The Shaw Group Inc. (“Shaw”) (the “Transaction”) for an estimated purchase price of $3,200,000. Pursuant to the Transaction Agreement, at the effective time of the Transaction (the “Transaction Closing Date”), each issued and outstanding share of common stock, no par value, of Shaw (other than any dissenting shares, treasury shares, or shares held by Shaw, CB&I or their respective subsidiaries) will be cancelled and extinguished and converted into the right to receive (i) $41.00 in cash and (ii) an amount of cash in Euros equal to the par value of 0.12883 shares of CB&I common stock, which cash will not actually be paid, but will instead be converted automatically into 0.12883 of a share of CB&I common stock immediately after the effective time of the Transaction (the “Transaction Consideration”). Pursuant to the Transaction Agreement, equity awards relating to shares of Shaw’s common stock will either be cancelled and converted upon the consummation of the Transaction into the right to receive the Transaction Consideration (or the cash value thereof) or will be converted into comparable equity awards of CB&I common stock on generally the same terms and conditions as prior to the Transaction. The Transaction is subject to approval by each company’s shareholders, along with the receipt of certain regulatory approvals and the satisfaction of other customary closing conditions, and is expected to close in early 2013.

Transaction Financing—We anticipate requiring approximately $2,800,000 to fund the cash portion of the Transaction Consideration, of which approximately $1,000,000 is anticipated to come from existing cash balances of CB&I and Shaw on the Transaction Closing Date, and the remainder is anticipated to come from borrowings. CB&I and Shaw also anticipate incurring transaction costs and other fees and expenses related to the Transaction of approximately $167,000, of which approximately $133,000 are anticipated to be paid prior to, or concurrent with, the Transaction Closing Date, and approximately $34,000 are anticipated to be paid subsequent to the Transaction Closing Date. Additionally, change-in-control payments of up to approximately $40,000 could also be incurred subsequent to the Transaction Closing Date if we take certain actions, including termination or a significant reduction in duties or compensation of certain employees. The transaction costs and other fees and expenses are anticipated to be funded using CB&I and Shaw’s existing cash balances, or if necessary, borrowings under the revolving credit facilities discussed below. Through September 30, 2012, we incurred approximately $1,700 and $5,000 of financing-related costs and other one-time transaction costs, respectively, which were recognized in interest expense and other operating expense (income), net, respectively.

To ensure sufficient financing for the Transaction, on July 30, 2012, we entered into a commitment letter (the “Commitment Letter”) with Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Crédit Agricole Corporate and Investment Bank (collectively, the “Commitment Parties”), pursuant to which the Commitment Parties have committed to provide new senior credit facilities in an aggregate principal amount of $2,200,000, consisting of a $1,000,000, four-year term loan facility; an $800,000, 364-day bridge loan facility; and a $400,000 five-year revolving credit facility. The Commitment Parties also agreed to arrange an amendment to our existing $1,100,000 revolving credit facility or, if the amendment is not obtained, to provide a backstop facility to the existing $1,100,000 revolving credit facility.

We currently anticipate replacing the Commitment Letter with permanent financing consisting of a $1,000,000 four-year unsecured term loan (estimated 3.0% interest rate), and approximately $800,000 from note offerings with anticipated tenors of 5 to 12 years (estimated weighted average tenor of 8.6 years and estimated 4.8% weighted average interest rate). If necessary, borrowings may also be made under our revolving credit facilities. The revolving credit facilities subsequent to the Transaction are anticipated to consist of our existing $1,100,000 revolving credit facility ($550,000 borrowing sublimit), which expires in July 2014, and a new five-year $650,000 revolving credit facility ($487,500 borrowing sublimit) that will be entered into in connection with the Transaction. Shaw’s existing credit facilities will be replaced with our credit facilities.

Termination Fees—If the Transaction does not occur and the Transaction Agreement is terminated, CB&I or Shaw may incur termination fees, as specified in the Transaction Agreement. The potential termination fees are as follows:

•

We are required to pay Shaw a reverse termination fee of $208,000 if the Transaction Agreement is terminated under circumstances where all closing conditions have been satisfied but the full proceeds of our debt financing are not available to complete the Transaction and we fail to effect the closing of the Transaction.

•

We are required to pay Shaw a reverse termination fee of $64,000 if the Transaction Agreement is terminated because our shareholders fail to approve the Transaction Agreement at the shareholder meeting called to obtain such approval or our Supervisory or Management Board changes or withdraws its recommendation of the Transaction.

•

Shaw is required to pay us a termination fee of $104,000 in certain circumstances in connection with the termination of the Transaction Agreement, including if the Shaw Board of Directors changes or withdraws its recommendation of the Transaction or terminates the Transaction Agreement to enter into an agreement for an alternative business combination transaction.

•

Shaw is required to pay us a termination fee of $32,000 if the Transaction Agreement is terminated because Shaw shareholders fail to approve the Transaction Agreement at the shareholder meeting called to obtain such approval.

Pending Litigation Against CB&I and Shaw—In connection with the Transaction, purported shareholders of Shaw have filed putative shareholder class action lawsuits against Shaw, CB&I, and the directors of Shaw. Among other remedies, the plaintiffs seek to enjoin the Transaction. The outcome of any such litigation is uncertain. If the cases are not resolved, these lawsuits could prevent or delay completion of the Transaction and result in substantial costs to Shaw and CB&I, including any costs associated with the indemnification of directors and officers. Plaintiffs may file additional lawsuits against Shaw, CB&I and/or the directors and officers of either company in connection with the Transaction. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Transaction is completed may adversely affect the combined company’s business, financial condition, results of operations and cash flows.

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

We continue to have a broad diversity within the entire energy project spectrum, with approximately 80% of our 2012 year-to-date revenue coming from projects outside the U.S., and approximately 90% of our September 30, 2012 backlog comprised of projects outside the U.S. The geographic mix of our revenue will continue to evolve consistent with changes in our backlog mix, as well as shifts in future global energy demand. We currently anticipate investment in storage structures and energy processes projects will remain strong in many parts of the world. Investments across the natural gas value chain, specifically LNG and gas processing, continue to increase and we are also experiencing increases in petrochemical activity. With respect to technology, we are continuing to experience good market conditions in petrochemical and refining activity.

We offer our customers a range of contracting options, including cost-reimbursable, fixed-price and hybrid, which has both cost-reimbursable and fixed-price characteristics. Under cost-reimbursable contracts, we generally perform our services in exchange for a price that consists of reimbursement of all customer-approved costs and a profit component, which is typically a fixed rate per hour, an overall fixed fee or a percentage of total reimbursable costs. Under fixed-price contracts, we perform our services and execute our projects at an established price. The timing of our revenue recognition may be impacted by the contracting structure of our contracts. Cost-reimbursable contracts, or hybrid contracts with a more significant cost-reimbursable component, generally provide our customers with greater influence over the timing of when we perform our work, and accordingly, such contracts often result in less predictability with respect to the timing of our revenue. Fixed-price and hybrid contracts tend to provide us with greater control over project schedule and the timing of when work is performed and costs are incurred, and accordingly, when revenue is recognized. Our September 30, 2012 backlog distribution was comparable to our December 31, 2011 distribution of approximately 55% cost-reimbursable, 38% fixed-price and hybrid, and 7% Lummus Technology. Our backlog going into 2011 was approximately 45% cost-reimbursable, 48% fixed-price and hybrid, and 7% Lummus Technology.

Our Steel Plate Structures and Project Engineering and Construction backlog comprised approximately $4.9 billion and $3.8 billion, respectively, of our consolidated September 30, 2012 backlog. This compares to $4.7 billion and $3.7 billion, respectively, as of December 31, 2011. The composition of this combined backlog by end market at September 30, 2012 was approximately 45% LNG (including low temp and cryogenic), 15% gas processing, 15% oil sands, 10% refining, and 15% petrochemical and other end markets. Our September 30, 2012 LNG backlog was primarily concentrated in the Asia Pacific region and we anticipate significant opportunities will continue to be derived from this region, in addition to Russia and North America. Our gas processing projects were primarily concentrated in the U.S. and the Asia Pacific region, where we anticipate continued strength. Our oil sands backlog was derived from Canada and we anticipate opportunities will continue from this region. The majority of our refining-related backlog was derived from South America.

Lummus Technology comprised $791.4 million of our consolidated September 30, 2012 backlog and consists of technology licenses, engineering services, catalysts and specialized heat transfer equipment for the refining, gas processing and petrochemical industries. Equity earnings relate to our 50% owned CLG joint venture and are generated from technology licenses, engineering services and catalysts, primarily for the refining industry.

We have more than 700 projects in our backlog, which are being executed in over 70 countries. These projects vary in size from less than one hundred thousand dollars in contract value to nearly three billion dollars, with varying durations that can exceed five years. The differing types, sizes, and durations of our projects, combined with their geographic diversity and stages of completion, often results in fluctuations in our quarterly sector results as a percentage of sector revenue. In addition, the relative contribution of each of our sectors, and selling and administrative expense fluctuations, will impact our quarterly consolidated results as a percentage of consolidated revenue. Selling and administrative expense fluctuations are primarily impacted by our stock-based compensation costs, which are recognized predominantly in the first quarter of each year due to the timing of stock awards and the immediate expensing of awards for participants that are eligible to retire. Although quarterly variability is not unusual in our project-oriented business, we are currently not aware of any fundamental change in our backlog or business that would give rise to future operating results that would be significantly different from our recent historical norms.

RESULTS OF OPERATIONS

Our new awards, revenue and income from operations by reporting segment are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	(In thousands)
	2012	% of Total	2011	% of Total	2012	% of Total	2011	% of Total
New Awards
Steel Plate Structures	$437,366	47%	$3,135,692	82%	$1,574,014	35%	$3,797,777	63%
Project Engineering and Construction	350,812	38%	499,046	13%	2,298,750	52%	1,853,137	31%
Lummus Technology	141,934	15%	173,418	5%	582,470	13%	384,394	6%

Total new awards	$930,112		$3,808,156		$4,455,234		$6,035,308

	2012	% of Total	2011	% of Total	2012	% of Total	2011	% of Total
Revenue
Steel Plate Structures	$496,576	34%	$511,376	41%	$1,416,037	36%	$1,336,441	40%
Project Engineering and Construction	799,868	55%	630,010	50%	2,192,500	55%	1,636,227	50%
Lummus Technology	150,498	11%	113,958	9%	339,201	9%	322,652	10%

Total revenue	$1,446,942		$1,255,344		$3,947,738		$3,295,320

	2012	% of Revenue	2011	% of Revenue	2012	% of Revenue	2011	% of Revenue
Income From Operations
Steel Plate Structures	$51,227	10.3%	$43,284	8.5%	$137,944	9.7%	$127,697	9.6%
Project Engineering and Construction	36,214	4.5%	22,601	3.6%	93,744	4.3%	62,092	3.8%
Lummus Technology	40,744	27.1%	26,843	23.6%	85,441	25.2%	66,338	20.6%

Total income from operations	$128,185	8.9%	$92,728	7.4%	$317,129	8.0%	$256,127	7.8%

Consolidated Results

New Awards—New awards represent the value of new project commitments received during a given period and are included in backlog until work is performed and revenue is recognized, or until cancellation. Our new awards may vary significantly each reporting period based upon the timing of our major new project commitments. New awards were $930.1 million for the third quarter 2012, compared to $3.8 billion for the corresponding 2011 period. The decrease compared to the prior year quarter was primarily due to the 2011 period including the award of a significant LNG mechanical erection project and a large LNG tank project for Steel Plate Structures in the Asia Pacific region (approximately $2.8 billion combined). New awards for the first nine months of 2012 were $4.5 billion, compared to $6.0 billion for the corresponding prior year period. See Segment Results below for further discussion.

Backlog—Backlog at September 30, 2012 was approximately $9.5 billion, compared to $9.0 billion at December 31, 2011, reflecting year-to-date awards exceeding year-to-date revenue in each of our sectors.

Revenue—Revenue was $1.4 billion for the third quarter 2012, representing a $191.6 million increase (15%) over the comparable 2011 period. Revenue decreased $14.8 million (3%) for Steel Plate Structures and increased $169.9 million (27%) for Project Engineering and Construction and $36.5 million (32%) for Lummus Technology. The increase in revenue for the quarter was primarily due to an increase in construction activities on our large gas processing projects in the U.S and the Asia Pacific region (approximately $125.0 million combined). Revenue for the first nine months of 2012 was $3.9 billion, representing a $652.4 million (20%) increase over the comparable 2011 period, primarily resulting from the gas processing projects noted above (approximately $245.0 million), as well as increased construction activities on our large refinery project in Colombia (approximately $230.0 million). See Segment Results below for further discussion.

Gross Profit—Gross profit for the third quarter 2012 was $188.9 million (13.1% of revenue), compared to $146.8 million (11.7% of revenue) for the corresponding 2011 period. Gross profit for the first nine months of 2012 was $501.0 million (12.7% of revenue), compared to $423.6 million (12.9% of revenue) for the corresponding 2011 period. The increase in absolute dollars for the quarter was primarily attributable to higher revenue from our Project Engineering and Construction and Lummus Technology sectors, while the increase for the year-to-date period was attributable to higher revenue in all three sectors. The increase in gross profit as a percentage of revenue for the quarter was primarily attributable to higher margins achieved in our Steel Plate Structures and Lummus Technology sectors, while our gross profit percentage for the year-to-date period was primarily impacted by the Project Engineering and Construction sector representing a larger portion of our consolidated revenue. See Segment Results below for further discussion.

Selling and Administrative Expense—Selling and administrative expense was $52.9 million (3.7% of revenue) for the third quarter 2012, compared to $49.7 million (4.0% of revenue) for the corresponding 2011 period. Selling and administrative expense for the first nine months of 2012 was $168.5 million (4.3% of revenue), compared to $155.9 million (4.7% of revenue) for the corresponding 2011 period. The absolute dollar increase for the quarter and year-to-date periods was due primarily to increases associated with our business development efforts, global administrative support, and incentive plans (collectively approximately $1.3 million and $6.9 million for the quarter and year-to-date periods, respectively), with the remaining increase being predominantly inflationary in nature. Our stock-based compensation costs, which are predominantly in selling and administrative expense, are higher in the first quarter (and therefore the first half of each year), due to the immediate expensing of awards for participants that are eligible to retire. Stock-based compensation expense totaled $34.8 million and $30.6 million for the first nine months of 2012 and 2011, respectively, or 88% and 87% of estimated annual expense for each of the respective periods.

Other Operating (Expense) Income, Net—Other operating (expense) income for the third quarter and first nine months of 2012 was ($2.6) million and ($3.8) million, respectively, compared to ($0.6) million and $0.2 million for the corresponding 2011 periods. The increase in net other operating expense for both the quarter and year-to date periods was primarily attributable to transaction fees associated with the anticipated Shaw acquisition (approximately $3.5 million and $5.0 million for the current quarter and year-to-date periods, respectively), partially offset by net gains on the sale of miscellaneous property and equipment.

Equity Earnings—Equity earnings for the third quarter 2012 were $0.7 million, compared to $2.7 million for the corresponding 2011 period. The quarter decrease was attributable to lower earnings from our unconsolidated CLG joint venture, primarily reflecting a greater volume of catalyst sales in the prior year period. Equity earnings for the first nine months of 2012 were $6.5 million, compared to $7.2 million for the corresponding 2011 period.

Income from Operations—Income from operations was $128.2 million (8.9% of revenue) for the third quarter 2012, compared to $92.7 million (7.4% of revenue) during the corresponding 2011 period. Income from operations for the first nine months of 2012 was $317.1 million (8.0% of revenue), compared to $256.1 million (7.8% of revenue) during the corresponding 2011 period. The increase in absolute value and as a percentage of revenue for both periods was due to the reasons noted above. See Segment Results below for further discussion.

Interest Expense and Interest Income—Interest expense was $6.8 million for the third quarter 2012, compared to $1.1 million for the corresponding 2011 period. Interest expense for the first nine months of 2012 was $11.8 million, compared to $7.7 million for the corresponding prior year period. Our 2012 quarter and year-to date periods were impacted by net incremental interest expense associated with uncertain tax positions and the timing of our tax payments resulting from our periodic income tax compliance reviews (approximately $2.4 million) and the current quarter including interest and fees related to financing commitments associated with the anticipated Shaw acquisition (approximately $1.7 million), offset partially by a lower long-term debt balance. Our 2011 quarter and year-to-date periods were impacted by the resolution of uncertain tax positions, which resulted in the reversal of previously recorded tax reserves and associated accrued interest (approximately $3.1 million), partially offset by additional interest expense related to the timing of tax payments (approximately $0.7 million).

Interest income was $2.0 million for the third quarter 2012, compared to $2.4 million for the corresponding 2011 period. Interest income for the first nine months of 2012 was $6.4 million, compared to $5.5 million for the corresponding prior year period. The change versus the comparable prior year periods was commensurate with the average cash balances during the applicable periods.

Income Tax Expense—Income tax expense for the third quarter 2012 was $37.1 million (30.1% of pre-tax income), compared to $22.6 million (24.0% of pre-tax income) for the corresponding 2011 period. Income tax expense for the first nine months of 2012 was $91.7 million (29.4% of pre-tax income), compared to $69.3 million (27.3% of pre-tax income) for the corresponding 2011 period. The increase in tax rate as compared to the prior year periods was primarily due to the prior year quarter including a net benefit of $3.9 million associated with changes in tax reserves, primarily from resolutions of uncertain tax positions, as well as a greater percentage of our current year non-U.S. pre-tax income being earned in higher tax rate jurisdictions. Our tax rate may experience fluctuations due primarily to changes in the geographic distribution of our pre-tax income.

Net Income (Loss) Attributable to Noncontrolling Interests—Noncontrolling interests are primarily associated with our LNG mechanical erection and gas processing projects in the Asia Pacific region and certain operations in the Middle East. Net income (loss) attributable to noncontrolling interests was $6.0 million for the third quarter 2012, compared to ($0.8) million for the corresponding 2011 period. Net income attributable to noncontrolling interests was $8.0 million for the first nine months of 2012, compared to $0.1 million for the corresponding 2011 period. The change versus the comparable 2011 periods was commensurate with the level of applicable operating results for the aforementioned projects in the Asia Pacific region. We expect to experience an increase in net income attributable to noncontrolling interests in future periods as these projects progress.

Segment Results

Steel Plate Structures

New Awards—New awards were $437.4 million for the third quarter 2012, compared to $3.1 billion for the corresponding 2011 period. New awards for the third quarter 2012 included a gas storage facility award in Asia Pacific region (approximately $235.0 million) and various standard storage tank awards throughout the world. New awards for the comparable 2011 period included the LNG mechanical erection and storage tank awards in the Asia Pacific region noted above (approximately $2.8 billion combined), an aluminum complex storage tank award in the Middle East (approximately $60.0 million) and various other standard storage tank awards throughout the world. New awards for the first nine months of 2012 were $1.6 billion, compared to $3.8 billion for the corresponding prior year period.

Revenue—Revenue was $496.6 million for the third quarter 2012, representing a decrease of $14.8 million (3%) compared with the 2011 period. Revenue for the first nine months of 2012 was $1.4 billion, increasing $79.6 million (6%) as compared to the corresponding prior year period. Both the quarter and year-to-date periods benefited from increased construction activity on our large LNG tank and mechanical erection projects in the Asia Pacific region (approximately $80.0 million and $210.0 million for the quarter and year-to-date periods, respectively); however, our quarter results were offset, and year-to-date results were impacted, by the wind down of various projects in the Caribbean and Middle East.

Income from Operations—Income from operations for the third quarter 2012 was $51.2 million (10.3% of revenue), compared to $43.3 million (8.5% of revenue) for the third quarter 2011. Income from operations for the first nine months of 2012 was $137.9 million (9.7% of revenue), compared to $127.7 million (9.6% of revenue) for the corresponding prior year period. Our 2012 quarter results benefited from savings on various projects in the Asia Pacific region (approximately $12.0 million), partly offset by net project cost increases for two projects in the Middle East (approximately $4.0 million) and a higher percentage of our revenue being derived from our cost-reimbursable mechanical erection project in the Asia Pacific region. Our year-to-date results were primarily impacted by higher revenue volume and savings on the Asia Pacific region projects noted above, partly offset by a higher percentage of our revenue being derived from our cost-reimbursable mechanical erection project in the Asia Pacific region.

Project Engineering and Construction

New Awards—New awards were $350.8 million for the third quarter 2012, compared to $499.0 million for the corresponding 2011 period. New awards for the third quarter 2012 included scope increases on our gas processing project in the Asia Pacific region and refinery project in Colombia (approximately $85.0 million combined), awards for an offshore engineering project (approximately $80.0 million) and a butadiene extraction plant project (approximately $60.0 million) in Europe, and various other awards throughout the world. New awards for the third quarter 2011 included scope increases on the projects noted above and other existing projects, primarily in Europe, and various other awards throughout the world. New awards for the first nine months of 2012 were $2.3 billion, compared to $1.9 billion for the corresponding 2011 period.

Revenue—Revenue was $799.9 million for the third quarter 2012, representing an increase of $169.9 million (27%) over the comparable 2011 period. Revenue for the first nine months of 2012 was $2.2 billion, increasing $556.3 million (34%) as compared to the corresponding prior year period. The increase over the prior year periods was due primarily to an increase in construction activities on our refinery project in Colombia (approximately $20.0 million and $230.0 million for the quarter and year-to-date periods, respectively), our gas processing projects in the U.S. and Asia Pacific region (approximately $125.0 million and $245.0 million for the quarter and year-to-date periods, respectively), and, to a lesser extent, higher petrochemical project revenue in the U.S. Revenue for our Colombian refinery project was approximately $230.0 million and $700.0 million, respectively, for the third quarter and first nine months of 2012.

Income from Operations—Income from operations for the third quarter 2012 was $36.2 million (4.5% of revenue), compared to $22.6 million (3.6% of revenue) for the third quarter 2011. Income from operations for the first nine months of 2012 was $93.7 million (4.3% of revenue), compared to $62.1 million (3.8% of revenue) for the corresponding 2011 period. Our 2012 quarter results benefited from higher revenue volume and related leverage of our operating costs, higher margins realized on our gas processing project in the Asia Pacific region (approximately $8.0 million), and the prior year period including facility realignment costs, partly offset by cost increases on a project in Canada (approximately $12.0 million), higher precontract costs (approximately $6.0 million) and a higher percentage of our revenue being derived from our large cost-reimbursable projects in Colombia and the Asia Pacific region. Our 2012 year-to-date results benefited from the reasons noted above, but were also impacted by cost increases on a project in the U.S. (approximately $16.0 million), partly offset by project savings on two projects in Europe and South America (approximately $9.0 million), in the first half of the current year.

Lummus Technology

New Awards—New awards were $141.9 million for the third quarter 2012, compared to $173.4 million for the corresponding 2011 period. New awards for the third quarter 2012 included awards for the license and engineering design of a propane dehydrogenation unit and a polypropylene plant in China and an ethane cracker in the U.S. The decrease from the prior year was primarily attributable to a higher volume of catalyst and license awards in the prior year period, including a grassroots ethylene plant in Russia. New awards for the first nine months of 2012 were $582.5 million, compared to $384.4 million for the corresponding prior year period, with the increase being primarily attributable to a higher volume of heat transfer and license awards, primarily in the first half of the year.

Revenue—Revenue was $150.5 million for the third quarter 2012, representing an increase of $36.5 million (32%) over the comparable 2011 period. The increase for the quarter was due to greater progress on supply contracts and increased licensing activity resulting from normal variations in the timing of execution of our backlog. Revenue for the first nine months of 2012 was $339.2 million, increasing $16.5 million (5%) from the comparable prior year period for the reasons noted above, but was partly offset by the impact of lower licensing and heat transfer revenue during the first half of the year.

Income from Operations— Income from operations for the third quarter 2012 was $40.7 million (27.1% of revenue), compared to $26.8 million (23.6% of revenue) for the third quarter 2011. Income from operations for the first nine months of 2012 was $85.4 million (25.2% of revenue), compared to $66.3 million (20.6% of revenue) for the corresponding 2011 period. Our third quarter results, as compared to the prior year period, benefited from increased revenue volume and higher margins on our licensing activity, partly offset by lower equity earnings. Our year-to-date results benefited from higher revenue volume, better margins on our catalyst and heat transfer revenue in the first half of the year and the increased licensing margins noted above for the current quarter.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents—At September 30, 2012, cash and cash equivalents were $654.8 million.

Operating Activities—During the first nine months of 2012, net cash provided by operating activities was $138.2 million, as cash generated from earnings, and dividends received from our equity investments, were offset by an overall increase in working capital. The increase in working capital resulted from an increase in accounts receivable of $211.4 million and an increase in contracts in progress of $133.9 million, partly offset by an increase in accounts payable of $106.0 million. These balances fluctuate based on the changing mix of cost-reimbursable versus fixed-price backlog and revenue, as our cost-reimbursable projects tend to have a greater working capital requirement. These balances are also impacted at period-end by the timing of receivable collections and accounts payable payments for our large projects. The increases noted above were primarily due to a greater percentage of our revenue being derived from our large cost-reimbursable projects.

Investing Activities—During the first nine months of 2012, net cash used in investing activities was $46.1 million, as capital expenditures of $51.0 million were partly offset by proceeds from the sale of property and equipment of $4.9 million.

We continue to evaluate and selectively pursue other opportunities for additional expansion of our business through acquisition of complementary businesses. These acquisitions, if they arise, may involve the use of cash or may require further debt or equity financing.

Financing Activities—During the first nine months of 2012, net cash used in financing activities was $115.7 million, resulting primarily from share repurchases during the first six months of the year totaling $123.3 million (2.8 million shares at an average price of $44.35 per share), including $98.4 million to repurchase 2.2 million shares of our outstanding common stock and $24.9 million to repurchase 0.6 million shares associated with stock-based compensation related withholding taxes on taxable share distributions. Additionally, cash used in financing activities included dividends paid to our shareholders of $14.6 million and distributions to our noncontrolling interest partners of $4.7 million. These cash outflows were partly offset by tax benefits associated with tax deductions in excess of recognized stock-based compensation costs of $18.1 million and cash proceeds from the issuance of shares associated with our stock plans of $8.8 million.

Effect of Exchange Rate Changes on Cash and Cash Equivalents—During the first nine months of 2012, our cash and cash equivalents balance increased by $6.5 million due to the impact of changes in functional currency exchange rates against the U.S. dollar on non-U.S. dollar cash balances. The unrealized gain on our cash and cash equivalents balance resulting from this exchange rate movement is reflected in the cumulative translation adjustment component of OCI. Our cash and cash equivalents held in non-U.S. dollar currencies is used primarily for project-related and other operating expenditures in those currencies, and therefore, our exposure to realized exchange gains and losses is not anticipated to be material.

Letters of Credit/Bank Guarantees/Debt/Surety Bonds—Our primary internal source of liquidity is cash flow generated from operations. Capacity under a revolving credit facility is also available, if necessary, to fund operating or investing activities. We have a four-year, $1.1 billion, committed and unsecured revolving credit facility (the “Revolving Facility”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, and Bank of America, N.A. (“BofA”), as syndication agent, which expires in July 2014. The Revolving Facility has a borrowing sublimit of $550.0 million and certain financial covenants, including a maximum leverage ratio of 2.50, a minimum fixed charge coverage ratio of 1.75, and a minimum net worth level calculated as $965.8 million at September 30, 2012. The Revolving Facility also includes customary restrictions regarding subsidiary indebtedness, sales of assets, liens, investments, type of business conducted and mergers and acquisitions, as well as a trailing twelve-month limitation of $200.0 million for dividend payments and share repurchases, among other restrictions. At September 30, 2012, we had issued $285.2 million of letters of credit under the Revolving Facility, providing $814.8 million of available capacity under this facility. Such letters of credit are generally issued to customers in the ordinary course of business to support advance payments and performance guarantees, in lieu of retention on our contracts, or in certain cases, are issued in support of our insurance program.

In addition to the Revolving Facility, we have a $125.0 million committed and unsecured letter of credit and term loan agreement (the “LC Agreement”) with BofA, as administrative agent, JPMorgan, and various private placement note investors, which expires in November 2014. Under the terms of the LC Agreement, either BofA or JPMorgan (the “LC Issuers”) can issue letters of credit. At September 30, 2012, we had issued $110.9 million of letters of credit under the LC Agreement, providing $14.1 million of available capacity under the agreement. The LC Agreement has financial and restrictive covenants similar to those noted above for the Revolving Facility. In the event of our default under the LC Agreement, including our failure to reimburse a draw against an issued letter of credit, the LC Issuers could transfer their claim against us, to the extent such amount is due and payable by us under the LC Agreement, to the private placement lenders, creating a term loan that is due and payable no later than the stated maturity of the respective LC Agreement. In addition to quarterly letter of credit fees that we pay under the LC Agreement, we would be assessed an applicable rate of interest over LIBOR to the extent that a term loan is in effect.

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

We also have various short-term, uncommitted revolving credit facilities (the “Uncommitted Facilities”) across several geographic regions of approximately $1.7 billion. These facilities are generally used to provide letters of credit or bank guarantees to customers to support advance payments and performance guarantees in the ordinary course of business or in lieu of retention on our contracts. At September 30, 2012, we had issued $658.4 million under the Uncommitted Facilities, providing $1.0 billion of available capacity under these facilities. In addition to providing letters of credit or bank guarantees, we also issue surety bonds in the ordinary course of business to support our contract performance.

During 2011 and the nine months ended September 30, 2012, we had no material borrowings under the Revolving Facility, the LC Agreement or the Uncommitted Facilities. At September 30, 2012, we were in compliance with all of our restrictive and financial covenants, with a leverage ratio of 0.17, a fixed charge coverage ratio of 6.77, and net worth of $1.3 billion. Our ability to remain in compliance with our lending facilities could be impacted by circumstances or conditions beyond our control, including, but not limited to, the delay or cancellation of projects, changes in foreign currency exchange or interest rates, performance of pension plan assets, or changes in actuarial assumptions. Further, we could be impacted if our customers experience a material change in their ability to pay us, if the banks associated with our lending facilities were to cease or reduce operations, or if there is a full or partial break-up of the European Union or its currency, the Euro.

Anticipated Acquisition—On July 30, 2012, we entered into a Transaction Agreement to acquire Shaw, as more fully described in Note 11 to our Financial Statements. The Transaction is subject to approval by each company’s shareholders, along with the receipt of certain regulatory approvals and the satisfaction of other customary conditions, and is expected to close in early 2013.

The preliminary estimated purchase price for the Transaction is approximately $3.2 billion, comprised of approximately $400.0 million in equity consideration and approximately $2.8 billion in cash consideration, of which approximately $1.0 billion is anticipated to come from existing cash balances of CB&I and Shaw on the Transaction Closing Date. CB&I and Shaw also anticipate incurring transaction costs and other fees and expenses related to the Transaction of approximately $167.0 million, of which approximately $133.0 million are anticipated to be paid prior to, or concurrent with, the Transaction Closing Date, and approximately $34.0 million are anticipated to be paid subsequent to the Transaction Closing Date. Additionally, change-in-control payments of up to approximately $40.0 million could also be incurred subsequent to the Transaction Closing Date if we take certain actions, including termination or a significant reduction in duties or compensation of certain employees. The transaction costs and other fees and expenses are anticipated to be funded using CB&I and Shaw’s existing cash balances, or if necessary, borrowings under the revolving credit facilities discussed below. Through September 30, 2012, we incurred approximately $1.7 million and $5.0 million of financing-related costs and other one-time transaction costs, respectively, which were recognized in interest expense and other operating expense (income), net, respectively.

To ensure sufficient financing for the Transaction, on July 30, 2012, we entered into a commitment letter (the “Commitment Letter”) with Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Crédit Agricole Corporate and Investment Bank (collectively, the “Commitment Parties”), pursuant to which the Commitment Parties have committed to provide new senior credit facilities in an aggregate principal amount of $2.2 billion, consisting of a $1.0 billion, four-year term loan facility; an $800.0 million, 364-day bridge loan facility; and a $400.0 million five-year revolving credit facility. The Commitment Parties also agreed to arrange an amendment to our existing $1.1 billion revolving credit facility or, if the amendment is not obtained, to provide a backstop facility to the existing $1.1 billion revolving credit facility. The Commitment Letter was filed as Exhibit 10.1 to our Form 8-K filed on August 1, 2012.

We currently anticipate replacing the Commitment Letter with permanent financing consisting of a $1.0 billion four-year unsecured term loan (estimated 3.0% interest rate), and approximately $800.0 million from note offerings with anticipated tenors of 5 to 12 years (estimated weighted average tenor of 8.6 years and estimated 4.8% weighted average interest rate). If necessary, borrowings may also be made under our revolving credit facilities. The revolving credit facilities subsequent to the Transaction are anticipated to consist of our existing $1.1 billion revolving credit facility ($550.0 million borrowing sublimit), which expires in July 2014, and a new five-year $650.0 million revolving credit facility ($487.5 million borrowing sublimit) that will be entered into in connection with the Transaction. Shaw’s existing credit facilities will be replaced with our credit facilities. As of September 30, 2012, we had outstanding debt of approximately $40.0 million, which will be repaid in accordance with its provisions in November 2012, prior to the Transaction Closing Date. Annual future maturities for the four-year term loan are expected to approximate $75.0 million, $100.0 million, $100.0 million, and $725.0 million, with interest due quarterly. Principal maturities for the notes are expected to occur at the end of each applicable note term, with interest due quarterly.

The availability of borrowings under the Commitment Letter, if necessary, is subject to the satisfaction of certain conditions, including the consummation of the Transaction on or prior to June 30, 2013, the absence of the occurrence of a material adverse event with respect to Shaw, our compliance with a 3.25:1.00 pro forma leverage ratio on the Transaction Closing Date, Shaw’s possession of at least $800.0 million of unrestricted cash and cash equivalents (as “Unrestricted Cash” is defined in the Transaction Agreement) on the Transaction Closing Date, the negotiation of definitive documentation in respect of the facilities, the accuracy of certain representations and warranties made by both CB&I and Shaw, delivery of certain financial statements, and certain other closing conditions. We believe the satisfaction of these or similar conditions would be required for our intended permanent financing to replace the Commitment Letter. In addition, consistent with our existing credit facilities, we anticipate any permanent financing will continue to include certain financial covenants, including a maximum leverage ratio, a minimum fixed charge ratio, and a minimum net worth level. Covenants for our existing credit facilities currently include a maximum leverage ratio of 2.50:1.00, minimum fixed charge ratio of 1.75, and a minimum net worth level calculated as $965.8 million at September 30, 2012. Revised covenants will be determined upon final negotiation with the relevant lenders. We anticipate that each of the new permanent financings will allow for a temporary maximum leverage ratio of 3.25:1:00 from the Transaction Closing Date, with such maximum declining to its existing level of 2.50:1.00 within sixteen quarters of the Transaction Closing Date. These facilities will also include customary restrictions regarding subsidiary indebtedness, sales of assets, liens, investments, type of business conducted and mergers and acquisitions, as well as a trailing twelve-month limitation for dividend payments and share repurchases, among other restrictions.

Share Issuance Agreement—On August 18, 2009, we filed a prospectus with the SEC, under a previously filed shelf registration statement, which provided for the offer and sale of up to 10.0 million shares of our common stock (“Shares”) through July 27, 2012, its expiration date. We cumulatively offered and sold approximately 2.4 million Shares under the prospectus; however, none of the Shares were sold during 2012.

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

Contract revenue reflects the original contract price adjusted for approved change orders and estimated recoveries on unapproved change orders and claims. We recognize revenue associated with unapproved change orders and claims to the extent that related costs have been incurred, recovery is probable and the value can be reliably estimated. Profit incentives are generally included in the determination of contract revenue upon achievement of the relevant performance requirements and customer approval. At September 30, 2012 and December 31, 2011, we had unapproved change orders of approximately $25.0 million and $27.0 million, respectively, factored into the determination of revenue and estimated costs for a project in our Project Engineering and Construction sector, but had no material claims or profit incentives factored into the determination of revenue.

With respect to our EPC services, our contracts are generally not segmented between types of services, such as engineering and construction, if each of the EPC components is negotiated concurrently or if the pricing of any such services is subject to the ultimate negotiation and agreement of the entire EPC contract. If an EPC contract includes both technology and EPC services, such contract is segmented between technology and the EPC services when the technology scope is independently negotiated and priced. In some instances, we may combine contracts that are entered into in multiple phases, but are interdependent and include pricing considerations by us and the customer that are impacted by all phases of the project. Otherwise, if each phase is independent of the other and pricing considerations do not give effect to another phase, the contracts will not be combined.

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

•

Interest Rate Derivatives—Our interest rate derivatives are limited to a swap arrangement in place to hedge against interest rate variability associated with our Term Loan. The swap arrangement is designated as a cash flow hedge, as its critical terms matched those of the Term Loan at inception and through September 30, 2012. Therefore, changes in the fair value of the swap arrangement are included in AOCI until the associated underlying exposure impacts our earnings.

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

We provide income tax and associated interest reserves, where applicable, in situations where we have and have not received tax assessments. Tax and associated interest reserves are provided in those instances where we consider it more likely than not that additional tax will be due in excess of amounts reflected in income tax returns filed worldwide. At both September 30, 2012 and December 31, 2011, our reserves totaled approximately $7.4 million. As a matter of standard policy, we continually review our exposure to additional income tax obligations and as further information is known or events occur, changes in our tax and interest reserves may be recorded within income tax expense and interest expense, respectively.

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

To the extent a quantitative assessment is required, the primary method we employ to estimate the fair value of each applicable reporting unit is the discounted cash flow method. This methodology is based, to a large extent, on assumptions about future events, which may or may not occur as anticipated, and such deviations could have a significant impact on the calculated estimated fair values of our reporting units. These assumptions include, but are not limited to, estimates of future growth rates, discount rates and terminal values of reporting units. Our goodwill balance at September 30, 2012 was $921.2 million. Based upon our most recent goodwill impairment assessment during the fourth quarter of 2011, each of our reporting units continue to have estimated fair values that are substantially in excess of their carrying values.

Finite-lived identifiable intangible assets are amortized on a straight-line basis over estimated useful lives ranging from 5 to 20 years, absent any indicators of impairment. We review tangible and finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If an evaluation is required, the estimated cash flow associated with the asset or asset group will be compared to the asset’s carrying amount to determine if impairment exists. There were no indicators of impairment for our tangible or finite-lived intangible assets at September 30, 2012. For further discussion regarding goodwill and other intangible assets, see Note 3 to our Financial Statements.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q, including all documents incorporated by reference, contains forward-looking statements regarding CB&I and represents our expectations and beliefs concerning future events. These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties. When considering any statements that are predictive in nature, depend upon or refer to future events or conditions, or use or contain words, terms, phrases, or expressions such as “achieve,” “forecast,” “plan,” “propose,” “strategy,” “envision,” “hope,” “will,” “continue,” “potential,” “expect,” “believe,” “anticipate,” “project,” “estimate,” “predict,” “intend,” “should,” “could,” “may,” “might,” or similar forward-looking statements, we refer you to the cautionary statements concerning risk factors and “Forward-Looking Statements” described under “Risk Factors” in Item 1A of our 2011 Annual Report, which cautionary statements are incorporated herein by reference.

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

We do not engage in currency speculation; however, we do utilize foreign currency derivatives on an on-going basis to hedge against certain foreign currency-related operating exposures and to hedge intercompany loans utilized to finance non-U.S. subsidiaries. We generally seek hedge accounting treatment for contracts used to hedge operating exposures and designate them as cash flow hedges. Therefore, gains and losses exclusive of credit risk and forward points are included in AOCI until the associated underlying operating exposure impacts our earnings. Changes in the fair value of credit risk and forward points, instruments deemed ineffective during the period and instruments that we do not designate as cash flow hedges, including those instruments used to hedge intercompany loans, are recognized within cost of revenue and were not material for the three and nine months ended September 30, 2012.

At September 30, 2012, the notional value of our outstanding forward contracts to hedge certain foreign currency exchange-related operating exposures was $138.4 million, including net foreign currency exchange rate exposure associated with the purchase of U.S. Dollars ($109.7 million), Euros ($15.2 million), Thai Baht ($10.6 million) and Singapore Dollars ($2.9 million). The total net fair value of these contracts was a loss of approximately $0.3 million at September 30, 2012. The potential change in fair value for our outstanding contracts resulting from a hypothetical ten percent change in quoted foreign currency exchange rates would have been approximately $15.2 million at September 30, 2012. This potential change in fair value for our outstanding contracts would be offset by the change in fair value of the associated underlying operating exposures.

At September 30, 2012, the notional value of our outstanding forward contracts to hedge certain intercompany loans utilized to finance non-U.S. subsidiaries was $9.6 million, including foreign currency exchange rate exposure associated with the sale of Singapore Dollars ($9.1 million) and Euros ($0.5 million). The total net fair value of these contracts was a loss of approximately $0.1 million at September 30, 2012. The potential change in fair value for our outstanding contracts resulting from a hypothetical ten percent change in quoted foreign currency exchange rates would have been approximately $0.9 million at September 30, 2012, which would be offset by the change in fair value of the associated underlying exposures.

Interest Rate Risk—We continue to utilize a swap arrangement to hedge against interest rate variability associated with our Term Loan. The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Loan at inception and through September 30, 2012. Accordingly, changes in the fair value of the interest rate swap are recognized in AOCI. The total net fair value of the contract was a loss of approximately $0.2 million at September 30, 2012. The potential change in fair value for our interest rate swap resulting from a hypothetical one percent change in the LIBOR rate would not have been material at September 30, 2012.

Other—The carrying values of our cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. At September 30, 2012, the fair value of our long-term debt, based upon the current market rates for debt with similar credit risk and maturity, approximated its carrying value as interest is based upon LIBOR plus an applicable floating spread and is paid quarterly in arrears. For additional discussion of our financial instruments, see Note 6 to our Financial Statements.

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

Changes in Internal Controls—There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Over the past several decades and through September 30, 2012, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 5,200 plaintiffs and, of those claims, approximately 1,300 claims were pending and 3,900 have been closed through dismissals or settlements. Over the past several decades and through September 30, 2012, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount of approximately one thousand dollars per claim. We review each case on its own merits and make accruals based upon the probability of loss and our estimates of the amount of liability and related expenses, if any. We do not believe that any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow, and, at September 30, 2012, we had approximately $1.6 million accrued for liability and related expenses. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that we may expect to recover because of the variability in coverage amounts, limitations and deductibles, or the viability of carriers, with respect to our insurance policies for the years in question.

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

Item 1A. Risk Factors

The risk factors set forth in the “Risk Factors” section of the prospectus portion of the registration statement on Form S-4 (Registration No. 333-183950) relating to the pending Transaction with, and the business of, The Shaw Group Inc. are in addition to the Risk Factors disclosed in our 2011 Annual Report for the year ended December 31, 2011 filed with the SEC on February 24, 2012. The risk factors disclosed in such Form S-4 are filed as Exhibit 99.1 to this report and are incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Issuance Agreement—On August 18, 2009, we filed a prospectus with the SEC, under a previously filed shelf registration statement on Form S-3 (File No. 333-160852), which provided for the offer and sale of up to 10.0 million shares of our common stock, par value Euro 0.01 per share, (“Shares”) through July 27, 2012, its expiration date. We cumulatively offered and sold approximately 2.4 million Shares under the prospectus; however, none of the Shares were sold during 2012.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

31.1 (1)	Certification Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (1)	Certification Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 (1)	“Risk Factors” section of the prospectus portion of the registration statement on Form S-4 (Registration No. 333-183950) relating to the pending Transaction with, and the business of, The Shaw Group Inc.

101.INS (1),(2)	XBRL Instance Document.

101.SCH (1),(2)	XBRL Taxonomy Extension Schema Document.

101.CAL (1),(2)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (1),(2)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB (1),(2)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (1),(2)	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed herewith
(2)

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iii) the Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, (v) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2012 and 2011, and (vi) the Notes to Financial Statements.

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

Date: October 23, 2012