Form 10-K
period 2012-12-31
CHICAGO BRIDGE & IRON CO N V
filed 2013-02-28
CIK 1027884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

Aggregate market value of common stock held by non-affiliates, based on a New York Stock Exchange closing price of $37.96 as of June 30, 2012 was $3,669,123,217.

The number of shares outstanding of the registrant’s common stock as of February 13, 2013 was 105,808,960.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2013 Proxy Statement for the annual general meeting of shareholders to be held May 8, 2013 Part III

CHICAGO BRIDGE & IRON COMPANY N.V.

PART I

Item 1. Business

Founded in 1889, Chicago Bridge & Iron Company N.V. (“CB&I” or “the Company”), a Netherlands company, is one of the world’s leading integrated engineering, procurement and construction (“EPC”) services providers and major process technology licensors, delivering comprehensive solutions to customers primarily in the energy, petrochemical and natural resource industries. Our stock trades on the New York Stock Exchange (“NYSE”) under the ticker symbol “CBI.” With more than a century of experience and approximately 27,000 employees worldwide, we capitalize on our global expertise and local knowledge to safely and reliably deliver projects virtually anywhere. At a given point in time, we have more than 900 projects in process in more than 70 countries.

Segment Financial Information

CB&I is comprised of three business sectors: Steel Plate Structures, Project Engineering and Construction, and Lummus Technology. Through these business sectors, we offer services both independently and on an integrated basis.

Steel Plate Structures. Steel Plate Structures provides engineering, procurement, fabrication and construction services, including mechanical erection services, for the hydrocarbon, water and nuclear industries. Projects include above ground storage tanks, elevated storage tanks, Liquefied Natural Gas (“LNG”) tanks, pressure vessels, and other specialty structures, such as nuclear containment vessels. Customers include international energy companies such as Chevron, ConocoPhillips, ExxonMobil and Shell; national energy companies such as ADNOC (Abu Dhabi), CNOOC (China) and Saudi Aramco (Saudi Arabia); and regional energy companies such as Kinder Morgan (United States) and Suncor (Canada).

Project Engineering and Construction. Project Engineering and Construction provides engineering, procurement, fabrication and construction services for upstream and downstream energy infrastructure facilities. Projects include LNG liquefaction and regasification terminals, gas processing plants, refinery units, petrochemical complexes and a wide range of other energy-related projects. Customers include international energy companies such as British Petroleum, Chevron, ConocoPhillips, ExxonMobil and Shell; national energy companies such as Ecopetrol (Colombia) and ORPIC (Oman); and regional energy companies such as Dominion (United States), Gazprom (Russia), Nexen (United Kingdom) and Woodside (Australia).

Lummus Technology. Lummus Technology provides licenses, services, catalysts and proprietary equipment for the hydrocarbon refining, petrochemical, and gas processing industries. Customers include international energy companies such as Chevron and Shell; national energy companies such as Pemex (Mexico), Petrochina (China), Rosneft (Russia) and Sabic (Saudi Arabia); and regional refiners and chemical and gas processing companies such as China Coal (China), IRPC (Thailand), Kazakhstan Petrochemical (Kazakhstan) and Williams Energy Services (United States).

Segment financial information by business sector can be found under “Results of Operations” within Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 16 within Item 8 “Financial Statements and Supplementary Data.”

Recent Acquisitions

The Shaw Group Inc. (“Shaw”). As more fully described in Note 4 to our audited Consolidated Financial Statements (“Financial Statements”), on July 30, 2012, we entered into a definitive agreement (the “Acquisition Agreement”) to acquire Shaw (the “Shaw Acquisition”). On February 13, 2013 (the “Acquisition Closing Date”), we completed the Shaw Acquisition for a purchase price of approximately $3.3 billion, comprised of approximately $2.9 billion in cash consideration and approximately $489.7 million in equity consideration. The cash consideration was funded using approximately $1.1 billion from existing cash balances of CB&I and Shaw on the Acquisition Closing Date, and the remainder was funded using debt financing as further described in Note 9 to our Financial Statements. Shaw provides services through four existing business sectors: Power; Plant Services; Environmental and Infrastructure; and Fabrication and Manufacturing.

Power. Power provides a range of services, including design, EPC, technology and consulting services, primarily to the fossil and nuclear power generation industries.

Plant Services. Plant Services provides electric power refueling outage maintenance, turnaround maintenance, routine maintenance, offshore maintenance, modifications, capital construction, off-site modularization, fabrication, reliability engineering, plant engineering, plant support and specialty services. Additionally, the sector provides services to restore, rebuild, repair, renovate and modify industrial and electric power generation facilities, and offers predictive and preventive maintenance services.

Environmental & Infrastructure (“E&I”). E&I provides full-scale environmental and infrastructure services for government and private-sector clients around the world. These services include program and project management, design-build, engineering and construction, sustainability and energy efficiency, remediation and restoration, science and technology, facilities management and emergency response and disaster recovery.

Fabrication & Manufacturing (F&M). F&M is a worldwide supplier of fabricated piping systems primarily to the electric power, petrochemical and refinery industries, supporting both external clients and other Shaw business sectors.

Catalytic Distillation Technologies (“CDTECH”). On December 31, 2010, we acquired the remaining 50% equity interest in CDTECH and a related research and development and catalyst manufacturing facility for approximately $38.4 million, net of cash acquired. CDTECH provides license, basic engineering and catalyst supply for catalytic distillation applications, including gasoline desulphurization and alkylation processes and was accounted for by the equity method within Lummus Technology through December 31, 2010. CDTECH operations subsequent to the acquisition have been consolidated and integrated into Lummus Technology.

Competitive Strengths

Our core competencies, which we believe are significant competitive strengths, include:

Strong Health, Safety and Environmental (“HSE”) Performance. Because of our long and outstanding safety record, we are sometimes invited to bid on projects for which other competitors do not qualify. Our HSE performance also translates directly to lower costs and reduced risk to our employees, subcontractors and customers. According to the United States (“U.S.”) Bureau of Labor Statistics, the national Lost Workday Case Incidence Rate for construction companies similar to CB&I was 1.0 per 100 full-time employees for 2011 (the latest reported year), while our rate for 2012 was only 0.01 per 100 employees.

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

Licensed Technologies. We offer a broad, state-of-the-art portfolio of hydrocarbon refining, petrochemical and gas processing technologies. Being able to provide licensed technologies sets us apart from our competitors and presents opportunities for increased profitability. Combining technology with EPC capabilities strengthens our presence throughout the project life cycle, allowing us to capture additional market share in higher margin growth markets.

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

Growth Strategy

We anticipate that our near-term growth will primarily be derived organically from our existing end markets and from our recent Shaw Acquisition. Combining CB&I and Shaw will create one of the most complete energy focused companies in the world, with the ability to provide technology, engineering, procurement, fabrication, construction, maintenance, and associated services. The Shaw Acquisition increases skilled resources globally, expands our services into energy growth areas, including power generation, and provides non energy related diversification through Shaw’s E&I business sector. With increased critical mass, CB&I will also have an even greater ability to compete for and execute the largest energy infrastructure projects. On an opportunistic and strategic basis, we may pursue further growth through selective acquisitions of additional businesses, technologies, or assets that meet our stringent acquisition criteria and will expand or complement our current portfolio of services.

Competition

We operate in a competitive environment. Technology performance, price, timeliness of completion, quality, safety record and reputation are principal competitive factors within our industry. There are numerous regional, national and global competitors that offer similar services to those offered by each of our business sectors.

Marketing and Customers

We contract directly with hundreds of customers in the energy and natural resources industries. We rely primarily on direct contact between our technically qualified sales and engineering staff and our customers’ engineering and contracting departments. Dedicated sales employees are located in offices throughout the world.

Our significant customers are primarily in the hydrocarbon industry and include major petroleum and petrochemical companies (see the “Segment Financial Information” section above for a representative listing of our customers by business sector). We have had longstanding relationships with many of our significant customers; however, we are not dependent upon any single customer on an ongoing basis and do not believe the loss of any single customer would have a material adverse effect on our business. For 2012 and 2011, revenue from our Colombian refinery project for Reficar was approximately $915.0 million (approximately 17% of our total 2012 revenue) and $690.9 million (approximately 15% of our total 2011 revenue), respectively. For 2010, we had no customers that accounted for more than 10% of our total revenue.

Backlog

A significant portion of revenue and backlog for each of our business sectors is generated from work outside of the U.S. As of December 31, 2012, we had a backlog of work to be completed on contracts of approximately $10.9 billion, compared with $9.0 billion as of December 31, 2011. Due to the timing of awards and the long-term nature of some of our projects, approximately 50% to 55% of our December 31, 2012 backlog is anticipated to be recognized as revenue beyond 2013. For further discussion of our backlog, see the applicable risk factor in Item 1A “Risk Factors” and the “Overview” section of Item 7.

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

We believe that we are in compliance, in all material respects, with all environmental laws and regulations. We do not believe that any environmental matters will have a material adverse effect on our future results of operations, financial position or cash flow. We do not anticipate that we will incur material capital expenditures for environmental controls or for the investigation or remediation of environmental conditions during 2013 or 2014.

Patents

We have numerous active patents and patent applications throughout the world, the majority of which are associated with technologies licensed by Lummus Technology. However, no individual patent is so essential that its loss would materially affect our business.

Employees

As of December 31, 2012, we employed 26,800 persons worldwide, comprised of 9,400 salaried employees and 17,400 hourly and craft employees. The number of hourly and craft employees varies in relation to the location, number and size of projects we have in process at any particular time. To preserve our project management and technological expertise as core competencies, we continuously recruit and develop qualified personnel, and maintain ongoing training programs for all our key personnel.

The percentage of our employees represented by unions generally ranges between 5 and 10 percent. We have agreements, which generally extend up to three years, with various unions representing groups of employees at project sites in the U.S., Canada, Australia and various other countries. We enjoy good relations with our unions and have not experienced a significant work stoppage in any of our facilities in more than 15 years.

Available Information

We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, free of charge through our internet website at www.cbi.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (the “SEC”).

The public may read and copy any materials we file with or furnish to the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains our electronic filings at www.sec.gov.

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

Our cash flow is dependent upon major construction projects in cyclical industries, primarily the hydrocarbon refining, petrochemical, and natural gas industries. The timing of or failure to obtain projects, delays in awards of projects, cancellations of projects, delays in completion of projects, or failure to obtain timely payment from our customers, could result in significant periodic fluctuations in our cash flow. Many of our contracts require us to satisfy specific progress or performance milestones in order to receive payment from the customer. As a result, we may incur significant costs for engineering, materials, components, equipment, labor or subcontractors prior to receipt of payment from a customer. Such expenditures could reduce our cash flow and necessitate borrowings under our credit facilities.

The Nature of Our Primary Contracting Terms for EPC Projects, Including Cost-Reimbursable and Fixed-Price or a Combination Thereof, Could Adversely Affect Our Operating Results.

We offer our customers a range of contracting options, including cost-reimbursable, fixed-price and hybrid, which has both cost- reimbursable and fixed-price characteristics. At December 31, 2012, the distribution of our backlog was approximately 55% cost-reimbursable, 38% fixed-price and hybrid, and 7% Lummus Technology.

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

Under fixed-price contracts, we perform our services and execute our projects at an established price and, as a result, benefit from cost savings, but may be unable to recover any cost overruns. If we do not execute a contract within our cost estimates, we may incur losses or the project may be less profitable than we expected. The revenue, cost and gross profit realized on such contracts can vary, sometimes substantially, from the original projections due to a variety of factors, including, but not limited to:

•	costs incurred in connection with modifications to a contract that may be unapproved by the customer as to scope, schedule, and/or price (“unapproved change orders”);

•	unanticipated costs or claims, including costs for project modifications, customer-caused delays, errors in specifications or designs, or contract termination;

•	unanticipated technical problems with the structures or systems we supply;

•	failure to properly estimate costs of engineering, materials, components, equipment, labor or subcontractors;

•	changes in the costs of engineering, materials, components, equipment, labor or subcontractors;

•	changes in labor conditions;

•	productivity and other delays caused by weather conditions;

•	failure of our suppliers or subcontractors to perform;

•	difficulties in obtaining required governmental permits or approvals; and

•	changes in laws and regulations.

These risks are exacerbated for projects with long-term durations because there is an increased risk that the circumstances upon which we based our original estimates will change in a manner that increases costs. In addition, we sometimes bear the risk of delays caused by unexpected conditions or events.

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

We Are Exposed to Potential Risks and Uncertainties Associated With Our Use of Joint Venture Arrangements to Execute Certain Projects.

In the ordinary course of business we execute specific projects and conduct certain operations through joint venture arrangements. We have various ownership interests in the joint ventures with such ownership typically being proportionate to our decision-making and distribution rights. The joint ventures generally contract directly with the third party customer; however, services may be performed directly by a joint venture, or may be performed by us or our joint venture partners, or a combination thereof.

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

Our Revenue and Earnings May Be Adversely Affected by a Reduced Level of Activity in the Hydrocarbon Industry.

In recent years, demand from the worldwide hydrocarbon industry has been the largest generator of our revenue. Numerous factors influence capital expenditure decisions in the hydrocarbon industry, including, but not limited to, the following:

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

Some of our customers, suppliers and subcontractors have traditionally accessed commercial financing and capital markets to fund their operations, and the availability of funding from those sources could be adversely impacted by a volatile equity or credit market. The availability of lending facilities and our ability to remain in compliance with our financial and restrictive lending covenants could also be impacted by circumstances or conditions beyond our control, including but not limited to, the delay or cancellation of projects, changes in currency exchange or interest rates, performance of pension plan assets, or changes in actuarial assumptions. Further, we could be impacted if our customers experience a material change in their ability to pay us, if the financial institutions associated with our lending facilities were to cease or reduce operations, or if there is a full or partial break-up of the European Union or its currency, the Euro.

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

We Are and Will Continue to Be Involved in Litigation That Could Negatively Impact Our Earnings and Liquidity.

We have been and may, from time to time, be named as a defendant in legal actions claiming damages in connection with engineering and construction projects, technology licenses and other matters. These are typically claims that arise in the normal course of business, including employment-related claims and contractual disputes or claims for personal injury or property damage which occur in connection with services performed relating to project or construction sites. Contractual disputes normally involve claims relating to the timely completion of projects, performance of equipment or technologies, design or other engineering services or project construction services provided by us. While we do not believe that any of our pending contractual, employment-related personal injury or property damage claims and disputes will have a material effect on our future results of operations, financial position or cash flow, there can be no assurance that this will be the case.

We May Not Be Able to Fully Realize the Revenue Value Reported in Our Backlog.

At December 31, 2012, we had a backlog of work to be completed on contracts of approximately $10.9 billion. Backlog develops as a result of new awards, which represent the revenue value of new project commitments received by us during a given period. Backlog consists of projects which have either not yet been started or are in progress but are not yet complete. In the latter case, the revenue value reported in backlog is the remaining value associated with work that has not yet been completed. The revenue projected in our backlog may not be realized, or, if realized, may not result in earnings as a result of poor contract performance.

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

A significant number of our projects are performed or located outside the U.S., including projects in developed or developing countries with economic conditions and political and legal systems, and associated instability risks, that are significantly different from those found in the U.S. We expect non-U.S. sales and operations to continue to contribute materially to our earnings for the foreseeable future. Non-U.S. contracts and operations expose us to risks inherent in doing business outside the U.S., including but not limited to the following:

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

We Are Exposed to Possible Losses from Foreign Currency Exchange Rates.

We are exposed to market risk associated with changes in foreign currency exchange rates. Our exposure to changes in foreign currency exchange rates arises primarily from receivables, payables, and firm and forecasted commitments associated with foreign transactions. We may incur losses from foreign currency exchange rate fluctuations if we are unable to convert foreign currency in a timely fashion. We seek to minimize the risks from these foreign currency exchange rate fluctuations primarily through a combination of contracting methodology and, when deemed appropriate, the use of foreign currency exchange rate derivatives. In circumstances where we utilize derivatives, our results of operations might be negatively impacted if the underlying transactions occur at different times, or in different amounts, than originally anticipated, or if the counterparties to our contracts fail to perform. We do not hold, issue, or use financial instruments for trading or speculative purposes.

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

At December 31, 2012, our goodwill balance of $926.7 million was distributed among our business sectors as follows: Steel Plate Structures—$48.2 million, Project Engineering and Construction—$447.7 million and Lummus Technology—$430.8 million. Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually, absent any indicators of impairment. We perform our annual impairment assessment during the fourth quarter of each year based upon balances as of the beginning of that year’s fourth quarter. In the fourth quarter of 2012, as part of our annual impairment assessment, we elected the alternative of performing a qualitative assessment of goodwill to determine whether it was more likely than not that the fair value of a reporting unit was less than its carrying value. Based upon this qualitative assessment, a two-phase quantitative assessment was not required to be performed for any of our reporting units and no impairment charge was necessary during 2012. If, based on future qualitative assessments, the two-phase quantitative assessment is deemed necessary, it would require us to allocate goodwill to the applicable reporting unit, compare its fair value to the carrying amount, including goodwill, and then, if necessary, record a goodwill impairment charge in an amount equal to the excess, if any, of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. If required, the implied fair value of a reporting unit would be derived by estimating the reporting unit’s discounted future cash flows.

At December 31, 2012, our finite-lived intangible assets were $166.3 million. Finite-lived identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives, absent any indicators of impairment. We review finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, the estimated future cash flow associated with the asset or asset group would be compared to the asset’s carrying amount to determine if an impairment exists. In the future, if our remaining goodwill or other intangible assets are determined to be impaired, the impairment would result in a charge to earnings in the year of the impairment with a resulting decrease in our net worth.

Any Recent and Prospective Acquisitions Could Be Difficult to Integrate, Disrupt Our Business, Dilute Shareholder Value and Harm Our Operating Results.

We have made recent acquisitions and may continue to pursue additional growth through the opportunistic and strategic acquisition of companies, assets or technologies that will enable us to broaden the types of projects we execute and technologies we provide and to expand into new markets. Our opportunity to grow through prospective acquisitions may be limited if we cannot identify suitable companies or assets, reach agreement on potential strategic acquisitions on acceptable terms or for other reasons. Our recent and prospective acquisitions may be subject to a variety of risks, including, but not limited to, the following:

•	difficulties in the integration of operations and systems;

•	the key personnel and customers of the acquired company may terminate their relationships with the acquired company;

•	additional financial and accounting challenges and complexities in areas such as tax planning, treasury management, financial reporting and internal controls;

•	assumption of risks and liabilities (including, for example, environmental-related costs), some of which we may not discover during our due diligence;

•	disruption of or insufficient management attention to our ongoing business;

•	inability to realize the cost savings or other financial or operational benefits we anticipated; and

•	potential requirement for additional equity or debt financing, which may not be available, or if available, may not have favorable terms.

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

Uncertainty in Enforcing U.S. Judgments Against Netherlands Corporations, Directors and Others Could Create Difficulties for Our Shareholders in Enforcing Any Judgments Obtained Against Us.

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

Under the double taxation convention in effect between The Netherlands and the U.S. (the “Treaty”), dividends we pay to certain U.S. corporate shareholders owning at least 10% of our voting power are generally eligible for a reduction of the 15% Netherlands withholding tax to 5%, unless the common shares held by such residents are attributable to a business or part of a business that is, in whole or in part, carried on through a permanent establishment or a permanent representative in The Netherlands. Dividends received by exempt pension organizations and exempt organizations, as defined in the Treaty, are completely exempt from the withholding tax. A holder of common shares other than an individual will not be eligible for the benefits of the Treaty if such holder of common shares does not satisfy one or more of the tests set forth in the limitation on benefits provisions of Article 26 of the Treaty. According to an anti-dividend stripping provision, no exemption from, reduction of, or refund of, Netherlands withholding tax will be granted if the ultimate recipient of a dividend paid by CB&I is not considered to be the beneficial owner of such dividend. The ability of a holder of common shares to take a credit against its U.S. taxable income for Netherlands withholding tax may be limited.

Our Sale or Issuance of Additional Common Shares Could Dilute Each Shareholder’s Share Ownership.

Part of our business strategy is to expand into new markets and enhance our position in existing markets throughout the world through the strategic and opportunistic acquisition of complementary businesses. In order to successfully complete recent and future acquisitions or fund our other activities, we have recently issued equity securities, and may issue additional securities in the future, that could dilute our earnings per share and each shareholder’s share ownership.

We Cannot Assure You That We Will Be Able to Continue Paying Dividends at the Current Rate.

We have declared and paid in 2012 quarterly cash dividends or distributions on our common shares; however, there can be no assurance that any such dividends or distributions will be declared or paid in the future. The payment of dividends or distributions in the future will be subject to the discretion of our shareholders (in the case of annual dividends), our Management Board and our Supervisory Board, and (in the case of the final dividend for each financial year) the general meeting of our shareholders. Our Management and Supervisory Board will periodically evaluate dividends in the future based upon general business and economic conditions, legal and contractual restrictions regarding the payment of dividends, our results of operations and financial condition, our cash requirements and the availability of surplus, and other relevant factors some of which include:

•	we may not have enough cash to pay dividends due to changes in our cash requirements, capital spending plans, financing agreements, cash flow or financial position;

•	the amount of dividends that we may distribute to our shareholders is subject to restrictions under Dutch law; and

•

we may not receive dividend payments from our subsidiaries at the same level that we have historically. The ability of our subsidiaries to make dividend payments to us is subject to factors similar to those listed above.

Risk Factors Related to Shaw

The risk factors set forth in the Item 1A “Risk Factors” section of the Shaw Annual Report on Form 10-K (File No. 001-12227) relating to the business and operations of Shaw should be read in addition to the Risk Factors disclosed above. The risk factors disclosed in Shaw’s Form 10-K are filed as Exhibit 99.1 to this report and are incorporated herein by reference.

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

In addition to the material risks listed under “Item 1A. Risk Factors” above that may cause business conditions or our actual results, performance or achievements to be materially different from those expressed or implied by any forward-looking statements, the following are some, but not all, of the factors that might cause business conditions or our actual results, performance or achievements to be materially different from those expressed or implied by any forward-looking statements, or contribute to such differences: our ability to realize cost savings from our expected performance of contracts, whether as a result of improper estimates, performance, or otherwise; uncertain timing and funding of new contract awards, as well as project cancellations; cost overruns on fixed-price or similar contracts or failure to receive timely or proper payments on cost-reimbursable contracts, whether as a result of improper estimates, performance, disputes, or otherwise; risks associated with labor productivity; risks associated with percentage of completion (“POC”) accounting; our ability to settle or negotiate unapproved change orders and claims; changes in the costs or availability of, or delivery schedule for, equipment, components, materials, labor or subcontractors; adverse impacts from weather affecting our performance and timeliness of completion, which could lead to increased costs and affect the quality, costs or availability of, or delivery schedule for, equipment, components, materials, labor or subcontractors; operating risks, which could lead to increased costs and affect the quality, costs or availability of, or delivery schedule for, equipment, components, materials, labor or subcontractors; increased competition; fluctuating revenue resulting from a number of factors, including a decline in energy prices and the cyclical nature of the individual markets in which our customers operate; delayed or lower than expected activity in the hydrocarbon industry, demand from which is the largest component of our revenue; lower than expected growth in our primary end markets, including but not limited to LNG and energy processes; risks inherent in acquisitions and our ability to complete or obtain financing for acquisitions; our ability to integrate and successfully operate and manage acquired businesses and the risks associated with those businesses; the non-competitiveness or unavailability of, or lack of demand or loss of legal protection for, our intellectual property assets or rights; failure to keep pace with technological changes or innovation; failure of our patents or licensed technologies to perform as expected or to remain competitive, current, in demand, profitable or enforceable; adverse outcomes of pending claims or litigation or the possibility of new claims or litigation, and the potential effect of such claims or litigation on our business, financial condition, results of operations or cash flow; lack of necessary liquidity to provide bid, performance, advance payment and retention bonds, guarantees, or letters of credit securing our obligations under our bids and contracts or to finance expenditures prior to the receipt of payment for the performance of contracts; proposed and actual revisions to U.S. and non-U.S. tax laws, and interpretation of said laws, Dutch tax treaties with foreign countries and U.S. tax treaties with non-U.S. countries (including, but not limited to The Netherlands), which would seek to increase income taxes payable; political and economic conditions including, but not limited to, war, conflict or civil or economic unrest in countries in which we operate; compliance with applicable laws and regulations in any one or more of the countries in which we operate including, without limitation, the FCPA and those concerning the environment, export controls and trade sanction programs; our inability to properly manage or hedge currency or similar risks; and a downturn, disruption, or stagnation in the economy in general.

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

Location	Type of Facility	Interest	Sector
Al Aujam, Saudi Arabia	Fabrication facility and warehouse	Owned	SPS
Al-Khobar, Saudi Arabia	Administrative and engineering office	Leased	SPS, PEC
Clive, Iowa	Engineering and operations office and fabrication facility	Owned	SPS
Dubai, United Arab Emirates	Administrative, engineering and operations office and warehouse	Leased	SPS
Fort Saskatchewan, Canada	Operations office, fabrication facility and warehouse	Owned	SPS
Houston, Texas	Operations office, fabrication facility and warehouse	Owned/Leased	SPS
Kwinana, Australia	Warehouse	Leased	SPS
Niagara Falls, Canada	Engineering office	Leased	SPS
Perth, Australia	Administrative, engineering and operations office	Leased	SPS
Plainfield, Illinois	Engineering and operations office	Leased	SPS
Sattahip, Thailand	Operations office and fabrication facility	Leased	SPS
The Woodlands, Texas (1)	Administrative and operations office	Owned	SPS, PEC, Corp

Beaumont, Texas	Fabrication facility	Owned	PEC
Bogotá, Colombia	Administrative office	Leased	PEC
Brisbane, Australia	Operations office and warehouse	Leased	PEC
Brno, Czech Republic	Engineering office	Leased	PEC
Cairo, Egypt	Engineering office	Leased	PEC
Houston, Texas	Engineering offices	Leased	PEC
Lima, Peru	Administrative office	Leased	PEC
London, England	Engineering office	Leased	PEC
Moscow, Russia	Operations and technology office	Leased	PEC, LT
Singapore, Singapore	Administrative and engineering office	Leased	PEC, SPS
The Hague, The Netherlands (1)	Administrative, engineering and operations office	Leased	PEC, Corp
Tyler, Texas	Engineering and operations office	Owned	PEC
Beijing, China	Technology office	Leased	LT
Bloomfield, New Jersey	Technology office	Leased	LT
Gurgaon, India	Technology and engineering office	Leased	LT, PEC
Ludwigshafen, Germany	Research and development office	Leased	LT
Mannheim, Germany	Technology office	Leased	LT
Pasadena, Texas	Research and development office and manufacturing facility	Owned	LT
Bolingbrook, Illinois	Administrative office	Leased	Corp

(1)	In addition to being utilized by the business sectors referenced above, our office in The Hague, The Netherlands serves as our corporate headquarters and our office in The Woodlands, Texas serves as our administrative headquarters.

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

Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Over the past several decades and through December 31, 2012, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 5,200 plaintiffs and, of those claims, approximately 1,300 claims were pending and 3,900 have been closed through dismissals or settlements. Over the past several decades and through December 31, 2012, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount of approximately one thousand dollars per claim. We review each case on its own merits and make accruals based upon the probability of loss and our estimates of the amount of liability and related expenses, if any. We do not believe that any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow, and at December 31, 2012, we had approximately $1.9 million accrued for liability and related expenses. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that we may expect to recover because of the variability in coverage amounts, limitations and deductibles, or the viability of carriers, with respect to our insurance policies for the years in question.

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

We believe that we are in compliance, in all material respects, with all environmental laws and regulations. We do not believe that any environmental matters will have a material adverse effect on our future results of operations, financial position or cash flow. We do not anticipate that we will incur material capital expenditures for environmental controls or for the investigation or remediation of environmental conditions during 2013 or 2014.

Litigation Against CB&I and Shaw—In connection with the Shaw Acquisition, purported shareholders of Shaw filed shareholder class action lawsuits against Shaw, CB&I, and the directors of Shaw. On December 13, 2012, the class action lawsuits were settled for an amount that was not material to our results of operations, financial position or cash flow.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock and Dividend Information—Our common stock is traded on the NYSE. At February 19, 2013, we had approximately 102,600 shareholders, based upon individual participants in security position listings at that date. The following table presents the range of common stock prices on the NYSE and the cash dividends paid per share of common stock by quarter for the years ended December 31, 2012 and 2011:

	Range of Common Stock Prices			Dividends
	High	Low	Close	Per Share
Year Ended December 31, 2012
Fourth Quarter	$46.39	$36.60	$46.35	$0.05
Third Quarter	$42.23	$33.86	$38.09	$0.05
Second Quarter	$45.86	$32.48	$37.96	$0.05
First Quarter	$47.74	$37.83	$43.19	$0.05
Year Ended December 31, 2011
Fourth Quarter	$41.92	$23.88	$37.80	$0.05
Third Quarter	$45.12	$26.76	$28.63	$0.05
Second Quarter	$42.49	$32.95	$38.90	$0.05
First Quarter	$41.16	$31.50	$40.66	$0.05

Cash dividends are dependent upon our results of operations, financial condition, cash requirements, availability of surplus and such other factors as our Board of Directors may deem relevant. See Item 1A for risk factors associated with our cash dividends.

Equity Compensation Plan Information—The following table summarizes information, at December 31, 2012, relating to our equity compensation plans pursuant to which grants of options or other rights to acquire our common shares may be granted from time to time:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	967,537	$19.86	6,404,612
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	967,537	$19.86	6,404,612

Share Issuance Agreement—On August 18, 2009, we filed a prospectus with the SEC, under a previously filed shelf registration statement on Form S-3 (File No. 333-160852), which provided for the offer and sale of up to 10.0 million shares of our common stock, par value Euro 0.01 per share, (“Shares”) through July 27, 2012, its expiration date. We cumulatively offered and sold approximately 2.4 million Shares under the prospectus; however, no Shares were sold during 2012.

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

Item 6. Selected Financial Data

We derived the following summary financial and operating data, at and for the five years ended December 31, 2008 through 2012, from our Financial Statements, except for “Other Data.” You should read this information together with Item 7 and Item 8.

	Years Ended December 31,
	2012	2011	2010	2009	2008 (3)
	(In thousands, except per share and employee data)
Statement of Operations Data
Revenue	$5,485,206	$4,550,542	$3,642,318	$4,556,503	$5,944,981
Cost of revenue	4,786,499	3,980,306	3,150,255	4,033,783	5,711,831

Gross profit	698,707	570,236	492,063	522,720	233,150
Selling and administrative expense	227,948	205,550	185,213	204,911	215,457
Intangibles amortization	22,613	26,302	23,690	23,326	24,039
Other operating expense (income), net (1)	10,434	74	(636)	15,324	(464)
Equity earnings	(17,931)	(16,887)	(19,464)	(35,064)	(41,092)

Income from operations	455,643	355,197	303,260	314,223	35,210
Interest expense	(19,606)	(11,030)	(16,686)	(21,383)	(21,109)
Interest income	8,029	7,796	4,955	1,817	8,426

Income before taxes	444,066	351,963	291,529	294,657	22,527
Income tax expense	(127,003)	(96,765)	(79,966)	(114,917)	(37,470)

Net income (loss)	317,063	255,198	211,563	179,740	(14,943)
Less: Net income attributable to noncontrolling interests	(15,408)	(166)	(7,004)	(5,451)	(6,203)

Net income (loss) attributable to CB&I	$301,655	$255,032	$204,559	$174,289	$(21,146)

Per Share Data
Net income (loss) attributable to CB&I per share—basic	$3.12	$2.60	$2.08	$1.82	$(0.22)
Net income (loss) attributable to CB&I per share—diluted	$3.07	$2.55	$2.04	$1.79	$(0.22)
Cash dividends per share	$0.20	$0.20	$—	$—	$0.16

Balance Sheet Data
Goodwill	$926,711	$926,393	$938,855	$962,690	$962,305
Total assets	$4,329,675	$3,279,349	$2,909,534	$3,016,767	$3,000,718
Long-term debt	$800,000	$—	$40,000	$80,000	$120,000
Total shareholders’ equity	$1,396,310	$1,196,430	$1,083,845	$897,290	$573,853

Other Financial Data
Gross profit percentage	12.7%	12.5%	13.5%	11.5%	3.9%
Depreciation and amortization	$66,421	$70,184	$72,885	$79,531	$78,244
Capital expenditures	$72,279	$40,945	$24,089	$47,839	$124,595

Other Data
New awards (2)	$7,305,970	$6,807,715	$3,361,127	$6,113,586	$4,286,792
Backlog (2)	$10,928,818	$8,968,206	$6,906,633	$7,199,462	$5,681,008
Number of employees:
Salaried	9,400	9,600	6,600	7,116	8,523
Hourly and craft	17,400	8,600	6,000	8,639	10,295

(1)

Other operating expense (income), net, generally represents losses (gains) on the sale of property and equipment. However, 2012 included transaction costs of approximately $11.0 million associated with the Shaw Acquisition. Additionally, 2009 included a net charge of approximately $15.3 million for severance costs in all business sectors, costs associated with the reorganization of our business sectors, and costs associated with the closure of certain fabrication facilities, partially offset by a gain on the sale of a noncontrolling equity investment held by Project Engineering and Construction.

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

OVERVIEW

We provide conceptual design, technology, engineering, procurement, fabrication, construction and commissioning services to customers in the energy, petrochemical and natural resource industries. Our reporting segments are comprised of our three business sectors: Steel Plate Structures, Project Engineering and Construction, and Lummus Technology.

We continue to have a broad diversity within the entire energy project spectrum, with approximately 80% of our 2012 revenue coming from projects outside the U.S. and approximately 90% of our December 31, 2012 backlog comprised of projects outside the U.S. The geographic mix of our revenue will continue to evolve consistent with changes in our backlog mix, as well as shifts in future global energy demand. We currently anticipate investment in energy processes projects and storage structures will remain strong in many parts of the world. Investments across the natural gas value chain, specifically LNG and gas processing, continue to increase and we are experiencing increases in petrochemical activity. With respect to technology, we are continuing to experience good petrochemical market conditions and increasing refining activity.

We offer our customers a range of contracting options, including cost-reimbursable, fixed-price and hybrid, which has both cost-reimbursable and fixed-price characteristics. Under cost-reimbursable contracts, we generally perform our services in exchange for a price that consists of reimbursement of all customer-approved costs and a profit component, which is typically a fixed rate per hour, an overall fixed fee or a percentage of total reimbursable costs. Under fixed-price contracts, we perform our services and execute our projects at an established price. The timing of our revenue recognition may be impacted by the contracting structure of our contracts. Cost-reimbursable contracts, or hybrid contracts with a more significant cost-reimbursable component, generally provide our customers with greater influence over the timing of when we perform our work, and accordingly, such contracts often result in less predictability with respect to the timing of our revenue. Fixed-price contracts, and hybrid contracts with a more significant fixed-price component, tend to provide us with greater control over project schedule and the timing of when work is performed and costs are incurred, and accordingly, when revenue is recognized. Our December 31, 2012 backlog distribution was comparable to our December 31, 2011 distribution of approximately 55% cost-reimbursable, 38% fixed-price and hybrid, and 7% Lummus Technology. Our backlog going into 2011 was approximately 45% cost-reimbursable, 48% fixed-price and hybrid, and 7% Lummus Technology. We anticipate that approximately $5.0 billion to $5.5 billion (approximately 45% to 50%) of our consolidated December 31, 2012 backlog will be recognized as revenue during 2013.

Our Steel Plate Structures and Project Engineering and Construction backlog comprised approximately $5.3 billion and $4.8 billion, respectively, of our consolidated December 31, 2012 backlog. This compares to $4.7 billion and $3.7 billion, respectively, at December 31, 2011. The composition of this combined backlog by end market at December 31, 2012 was approximately 40% LNG (including low temp and cryogenic), 20% gas processing, 10% oil sands, 10% refining, and 20% petrochemical and other end markets. Our December 31, 2012 LNG backlog was primarily concentrated in the Asia Pacific region and we anticipate significant opportunities will continue to be derived from this region, in addition to Russia and North America. Our gas processing projects were primarily concentrated in the U.S. and the Asia Pacific region, where we anticipate continued strength. Our oil sands backlog was derived from Canada and we anticipate opportunities will continue from this region. The majority of our refining-related backlog was derived from South America.

Lummus Technology comprised $791.4 million of our consolidated December 31, 2012 backlog and consists of technology licenses, engineering services, catalysts and specialized heat transfer equipment for the refining, gas processing and petrochemical industries. Equity earnings relate to our 50% owned Chevron-Lummus Global (“CLG”) joint venture and are generated from technology licenses, engineering services and catalysts, primarily for the refining industry.

We have more than 900 projects in backlog, which are being executed in over 70 countries. These projects vary in size from less than one hundred thousand dollars in contract value to over three billion dollars, with varying durations that can exceed five years. The differing types, sizes, and durations of our projects, combined with their geographic diversity and stages of completion, often results in fluctuations in our quarterly sector results as a percentage of sector revenue. In addition, the relative contribution of each of our sectors, and selling and administrative expense fluctuations, will impact our quarterly consolidated results as a percentage of consolidated revenue. Selling and administrative expense fluctuations are primarily impacted by our stock-based compensation costs, which are recognized predominantly in the first quarter of each year due to the timing of stock awards and the immediate expensing of awards for participants that are eligible to retire. Although quarterly variability is not unusual in our project-oriented business, we are currently not aware of any fundamental change in our sector backlog or business that would give rise to future operating results that would be significantly different from our recent historical norms.

RESULTS OF OPERATIONS

Our new awards, revenue and income from operations by reporting segment were as follows:

	Years Ended December 31,
	(In thousands)
	2012	% of Total	2011	% of Total	2010	% of Total
New Awards
Steel Plate Structures	$2,495,358	34%	$4,079,599	60%	$1,303,930	39%
Project Engineering and Construction	4,083,891	56%	2,190,272	32%	1,634,683	49%
Lummus Technology	726,721	10%	537,844	8%	422,514	12%

Total new awards	$7,305,970		$6,807,715		$3,361,127

	2012	% of Total	2011	% of Total	2010	% of Total
Revenue
Steel Plate Structures	$1,957,681	36%	$1,812,180	40%	$1,442,145	40%
Project Engineering and Construction	3,040,229	55%	2,289,788	50%	1,904,850	52%
Lummus Technology	487,296	9%	448,574	10%	295,323	8%

Total revenue	$5,485,206		$4,550,542		$3,642,318

	2012	% of Revenue	2011	% of Revenue	2010	% of Revenue
Income From Operations
Steel Plate Structures	$192,593	9.8%	$167,283	9.2%	$134,430	9.3%
Project Engineering and Construction	136,689	4.5%	91,576	4.0%	82,574	4.3%
Lummus Technology	126,361	25.9%	96,338	21.5%	86,256	29.2%

Total income from operations	$455,643	8.3%	$355,197	7.8%	$303,260	8.3%

2012 Versus 2011

Consolidated Results

New Awards—New awards represent the value of new project commitments received during a given period and are included in backlog until work is performed and revenue is recognized, or until cancellation. Our new awards may vary significantly each reporting period based upon the timing of our major new project commitments. During 2012, new awards were $7.3 billion, compared to $6.8 billion for 2011. New awards for 2012 were comprised of $2.5 billion for Steel Plate Structures, $4.1 billion for Project Engineering and Construction, and $726.7 million for Lummus Technology, compared to $4.1 billion, $2.2 billion and $537.8 million, respectively, for 2011. New awards for 2012 included EPC services and module fabrication for an oil sands expansion project in Canada (approximately $1.2 billion combined), a gas conditioning award in the Asia Pacific region (approximately $550.0 million), a petrochemical project in the U.S. (approximately $300.0 million), engineering services for an offshore platform in the U.K. (approximately $250.0 million), and scope increases on our LNG mechanical erection project in the Asia Pacific region (approximately $1.0 billion) and refinery project in Colombia (approximately $750.0 million). New awards for 2011 included the award of our LNG mechanical erection (approximately $2.3 billion) and LNG storage tank (approximately $500.0 million) projects in the Asia Pacific region. See Segment Results below for further discussion.

Backlog—Backlog at December 31, 2012 was approximately $10.9 billion, compared to $9.0 billion at December 31, 2011, reflecting 2012 awards exceeding revenue in each of our sectors. For 2012, our non-U.S. dollar denominated backlog was increased by approximately $200.0 million due to the weakening of the U.S. Dollar, primarily against the Australian dollar and Colombian peso. While currency fluctuations can cause significant variations in our reported backlog, these fluctuations have not resulted in significant variations in our operating results.

Revenue—Revenue for 2012 was $5.5 billion, representing an increase of $934.7 million (21%) compared with 2011. Revenue increased $145.5 million (8%) for Steel Plate Structures, $750.4 million (33%) for Project Engineering and Construction and $38.7 million (9%) for Lummus Technology. The increase in revenue was primarily due to an increase in construction activities on our large LNG mechanical erection project, and various LNG tank projects, in the Asia Pacific region (approximately $310.0 million combined), refinery project in Colombia (approximately $230.0 million), and gas processing projects in the U.S. and Asia Pacific region (approximately $220.0 million combined). Revenue from our Colombian refinery project was approximately $915.0 million and $690.9 million (approximately 17% and 15% of our total revenue) for 2012 and 2011, respectively. See Segment Results below for further discussion.

Gross Profit—Gross profit was $698.7 million (12.7% of revenue) for 2012, compared to $570.2 million (12.5% of revenue) for 2011. The increase in absolute dollars was primarily attributable to higher revenue for all three sectors. The increase in gross profit as a percentage of revenue was primarily attributable to higher margins achieved in our Steel Plate Structures and Lummus Technology sectors, partly offset by the Project Engineering and Construction sector representing a larger portion of our consolidated revenue. See Segment Results below for further discussion.

Selling and Administrative Expense—Selling and administrative expense was $227.9 million (4.2% of revenue) for 2012, compared to $205.6 million (4.5% of revenue) for 2011. The absolute dollar increase for 2012 was due primarily to increases associated with our business development efforts, global administrative support, and incentive plans (collectively approximately $15.2 million), with the remaining increase being predominantly inflationary in nature around the world.

Other Operating (Expense) Income, Net—Other operating expense for 2012 was $10.4 million compared to $0.1 million for 2011. The increase in net other operating expense for 2012 was primarily attributable to transaction costs associated with the Shaw Acquisition (approximately $11.0 million), partially offset by net gains on the sale of miscellaneous property and equipment.

Equity Earnings—Equity earnings were $17.9 million for 2012, compared to $16.9 million for 2011. The increase was attributable to higher earnings from our unconsolidated CLG joint venture within Lummus Technology, primarily attributable to higher refining activity in the current year.

Income from Operations—Income from operations was $455.6 million (8.3% of revenue) for 2012, compared to $355.2 million (7.8% of revenue) during 2011. The increase in absolute value and as a percentage of revenue for both periods was due to the reasons noted above. See Segment Results below for further discussion.

Interest Expense and Interest Income—Interest expense was $19.6 million for 2012, compared to $11.0 million for 2011. Our 2012 results were impacted by interest and fees related to financing commitments associated with the Shaw Acquisition (approximately $7.2 million) and net incremental interest expense associated with uncertain tax positions and the timing of tax payments resulting from our periodic income tax compliance reviews (approximately $2.1 million), partially offset by a lower Term Loan balance ($2.6 million). Our 2011 results were impacted by the resolution of uncertain tax positions, which resulted in the reversal of previously recorded tax reserves and associated accrued interest (approximately $3.9 million), partially offset by additional interest expense related to the timing of tax payments (approximately $2.0 million).

Interest income was $8.0 million for 2012, compared to $7.8 million for 2011. The change versus the prior year was commensurate with the average cash balances during the applicable periods.

Income Tax Expense—Income tax expense for 2012 was $127.0 million (28.6% of pre-tax income), compared to $96.8 million (27.5% of pre-tax income) for 2011. Our rate increased by approximately 2.5% over the prior year due to a greater percentage of current year income being earned in higher tax rate jurisdictions, primarily outside the U.S., and increased by 0.5% due to non-deductible Shaw Acquisition related costs. The increase was partly offset by the current year benefiting by approximately 1.5% over the prior year from the utilization of previously unrecognized net operating losses and credits, primarily in The Netherlands, and approximately 1.0% from a greater portion of pre-tax earnings being attributable to our noncontrolling interest partners. Our tax rate may experience fluctuations due primarily to changes in the geographic distribution of our pre-tax income. For 2013, we anticipate increased activity in higher tax rate jurisdictions, primarily Canada, Australia and the U.S.

Net Income Attributable to Noncontrolling Interests—Noncontrolling interests are primarily associated with our LNG mechanical erection and gas processing projects in the Asia Pacific region and certain operations in the Middle East. Net income attributable to noncontrolling interests was $15.4 million for 2012, compared to $0.2 million for 2011. The change versus the prior year period was commensurate with the level of applicable operating results for the aforementioned projects in the Asia Pacific region. We expect to experience an increase in net income attributable to noncontrolling interests in future periods, primarily from additional progress on our LNG mechanical erection project.

Segment Results

Steel Plate Structures

New Awards—New awards were $2.5 billion for 2012, compared to $4.1 billion for 2011. New awards for 2012 included scope increases on our LNG mechanical erection project (approximately $1.0 billion), a gas storage facility award in the Asia Pacific region (approximately $225.0 million), a petrochemical storage facility award in the Middle East (approximately $110.0 million), petroleum storage tank work in the U.S. (approximately $60.0 million) and Canada (approximately $55.0 million), oil sands related work in Canada (approximately $50.0 million), and various standard storage tank awards throughout the world. New awards for 2011 included our LNG mechanical erection project (approximately $2.3 billion) and an LNG storage tank project (approximately $500.0 million) in the Asia Pacific region, an aluminum complex storage tank project in the Middle East (approximately $60.0 million), and storage tank work in Canada (approximately $50.0 million) and the Bahamas (approximately $40.0 million).

Revenue—Revenue was $2.0 billion for 2012, representing an increase of $145.5 million (8%) compared with 2011. Our 2012 revenue benefited from increased construction activity on our LNG mechanical erection project, and various LNG tank projects, in the Asia Pacific region (approximately $310.0 million combined), and progress on storage tank work in the U.S. and Canada (approximately $100.0 million), but was partly offset by the wind down of various projects in the Caribbean and Middle East (approximately $250.0 million).

Income from Operations—Income from operations for 2012 was $192.6 million (9.8% of revenue), compared to $167.3 million (9.2% of revenue) for 2011. Our 2012 results benefited from higher revenue volume and related leverage of our operating costs, and savings on various projects that were nearing completion in the Asia Pacific region and Caribbean (approximately $55.0 million combined), partly offset by a higher percentage of our 2012 revenue being derived from our cost-reimbursable LNG mechanical erection project in the Asia Pacific region, and the prior year realizing better margins in the Middle East (approximately $20.0 million) and benefiting from savings on various projects in the U.S. and Canada (approximately $34.0 million combined).

Project Engineering and Construction

New Awards—New awards were $4.1 billion for 2012, compared to $2.2 billion for 2011. New awards for 2012 included EPC services and module fabrication for an oil sands expansion project in Canada (approximately $1.2 billion combined), a gas conditioning plant in the Asia Pacific region (approximately $550.0 million), a petrochemical project in the U.S. (approximately $300.0 million), engineering services for an offshore platform in the U.K. (approximately $250.0 million), a gas processing award in Europe (approximately $175.0 million), an offshore engineering project and butadiene extraction plant project in Europe (approximately $140.0 million combined), front end engineering and design services for a new ethylene plant in Russia (approximately $40.0 million), and scope increases on our refinery project in Colombia (approximately $750.0 million) and gas processing project in the Asia Pacific region (approximately $190.0 million). New awards for 2011 included the full release of EPC services for our oil sands project in Canada (approximately $500.0 million), a natural gas processing plant in the U.S. (approximately $315.0 million), engineering design for offshore platforms in the U.K. (approximately $150.0 million), and various scope increases on our large gas processing project in the Asia Pacific region and refinery project in Colombia.

Revenue—Revenue was $3.0 billion for 2012, representing an increase of $750.4 million (33%) compared with 2011. The increase over 2011 was due primarily to increased construction activities on our refinery project in Colombia (approximately $230.0 million), progress on our gas processing projects in the U.S. and Asia Pacific region (approximately $220.0 million combined), higher petrochemical project revenue in the U.S. (approximately $85.0 million), and increased progress on the expansion phase of our Canadian oil sands project (approximately $200.0 million), offset partially by the wind down of the initial phase of our Canadian oil sands project (approximately $100.0 million).

Income from Operations—Income from operations for 2012 was $136.7 million (4.5% of revenue), compared to $91.6 million (4.0% of revenue) for 2011. Our 2012 results benefited from higher revenue volume and related leverage of our operating costs, higher margins realized on our large gas processing project in the Asia Pacific region (approximately $6.0 million), project savings on two projects in Europe (approximately $12.0 million), and the prior year including facility realignment costs in the U.S. (approximately $9.0 million), partly offset by cost increases on a project in Canada (approximately $37.0 million), higher precontract costs (approximately $11.0 million), and a higher percentage of revenue being derived from our large cost-reimbursable project in Colombia.

Lummus Technology

New Awards—New awards were $726.7 million for 2012, compared to $537.8 million for 2011. The increase from the prior year was primarily attributable to significant petrochemical license awards in 2012, including an aromatics complex in India, petrochemical plants in Malaysia and Russia, propane dehydrogenation units in the U.S. and China, and ethane crackers in the U.S., and a higher volume of heat transfer awards, including heaters for various refineries in Russia. The award activity for 2012 and 2011 was primarily located in the Asia Pacific region, North America, Russia and India.

Revenue—Revenue was $487.3 million for 2012, representing an increase of $38.7 million (9%) compared with 2011. The increase for 2012 was due primarily to increased catalyst activity resulting from normal variations in the timing of execution of our backlog.

Income from Operations—Income from operations for 2012 was $126.4 million (25.9% of revenue), compared to $96.3 million (21.5% of revenue) for 2011. Our 2012 results benefited primarily from increased revenue volume and higher margins on our heat transfer and catalyst activity.

2011 Versus 2010

Consolidated Results

New Awards/Backlog—During 2011, new awards were $6.8 billion, compared with $3.4 billion for 2010. The increase in new awards over the comparable prior-year period was primarily the result of 2011 including the awards of a large LNG mechanical erection project and LNG tank project for Steel Plate Structures in the Asia Pacific region (approximately $2.8 billion combined). See Segment Results below for further discussion.

Backlog at December 31, 2011 was approximately $9.0 billion, compared with $6.9 billion at December 31, 2010, reflecting the multi-year projects awarded in 2011. For 2011, our non-U.S. dollar denominated backlog was reduced by approximately $200.0 million due to the strengthening of the U.S. dollar, primarily against the Australian dollar and Colombian peso.

Revenue—Revenue for 2011 was $4.6 billion, representing a $908.2 million increase (25%) from 2010. Revenue increased $370.0 million (26%) for Steel Plate Structures, $384.9 million (20%) for Project Engineering and Construction and $153.3 million (52%) for Lummus Technology. The increase in revenue for 2011 was primarily due to an increase in construction activities on our large Steel Plate Structure and Project Engineering and Construction projects that were awarded in 2009. See Segment Results below for further discussion.

Gross Profit—Our gross profit was $570.2 million (12.5% of revenue) for 2011, compared with $492.1 million (13.5% of revenue) for 2010. The decrease in gross profit percentage, relative to the comparable prior year period, was due to a higher percentage of our revenue being derived from our significant cost-reimbursable backlog and higher precontract costs (approximately $8.0 million) associated with increased bid activity, partly offset by better cost recoveries from increased engineering and construction activities.

Selling and Administrative Expense—Selling and administrative expense for 2011 was $205.6 million (4.5% of revenue), compared with $185.2 million (5.1% of revenue) for 2010. The absolute dollar increase was primarily attributable to the impact of our December 31, 2010 acquisition of the remaining 50% interest in CDTECH, a previously unconsolidated Lummus Technology joint venture investment, and increases associated with our incentive plans and global business development efforts. The results of CDTECH were consolidated and included in our Lummus Technology results for 2011. The aforementioned increases totaled approximately $12.0 million for 2011, with the remaining increase being predominantly inflationary in nature.

Other Operating (Expense) Income—Other operating (expense) for 2011 was ($0.1) million, versus income of $0.6 million for 2010, primarily reflecting the net impact of gains and losses from the sale of miscellaneous property and equipment.

Equity Earnings—Equity earnings were $16.9 million for 2011, compared to $19.5 million for 2010. The decrease was due to our consolidation of the results of CDTECH for all of 2011 (approximately $6.8 million), partly offset by higher earnings from our unconsolidated CLG joint venture (approximately $5.5 million) due to increased catalyst sales.

Income from Operations—Income from operations for 2011 was $355.2 million (7.8% of revenue) versus $303.3 million (8.3% of revenue) during 2010. The increase in absolute value and decrease as a percentage of revenue were due to the reasons noted above. See Segment Results below for further discussion.

Interest Expense and Interest Income—Interest expense was $11.0 million for 2011, compared to $16.7 million for 2010. Approximately $3.9 million of the decrease was due to the resolution of uncertain tax positions in 2011, which resulted in the reversal of previously recorded tax reserves and associated accrued interest. The remaining decrease was primarily due to our lower Term Loan balance. Interest income was $7.8 million for 2011, compared to $5.0 million for 2010. The increase was due to higher average cash balances and higher rates of return.

Income Tax Expense—Income tax expense for 2011 was $96.8 million (27.5% of pre-tax income), compared with $80.0 million (27.4% of pre-tax income) for 2010. Our tax rate benefited by approximately 2.0% during both 2011 and 2010 from the utilization of previously unrecognized net operating losses.

Net Income Attributable to Noncontrolling Interests—Net income attributable to noncontrolling interests for 2011 was $0.2 million compared to $7.0 million for 2010. The change compared with 2010 was commensurate with the level of applicable operating results for such projects, primarily in the Middle East.

Segment Results

Steel Plate Structures

New Awards—New awards were $4.1 billion for 2011, compared with $1.3 billion for 2010. New awards during 2011 included the LNG mechanical erection and storage tank awards in the Asia Pacific region noted above (approximately $2.8 billion combined), an aluminum complex storage tank project in the Middle East (approximately $60.0 million), oil sands work in Canada and refining storage tank work in the Bahamas. New awards for 2010 included LNG storage tanks and other work in the Asia Pacific region (in excess of $190.0 million) and three storage tanks in the Middle East (approximately $170.0 million combined).

Revenue—Revenue was $1.8 billion for 2011, representing an increase of $370.0 million (26%) compared with 2010. Approximately $200.0 million of this increase was attributable to increased construction activity on our large LNG tank project in the Asia Pacific region and storage tank project in the Middle East (both awarded in 2009). The remaining increase was primarily related to other storage projects in the Middle East and Asia Pacific.

Income from Operations—Income from operations for 2011 was $167.3 million (9.2% of revenue) versus $134.4 million (9.3% of revenue) for 2010. Our 2011 results generally benefited from higher revenue volume and better cost recoveries from increased construction activities, partly offset by higher precontract and selling and administrative costs (approximately $4.0 million combined), and the 2010 period benefiting from a $6.0 million claim settlement in the U.S. and better than anticipated margins on several projects executed in the Asia Pacific region and the Middle East.

Project Engineering and Construction

New Awards—New awards were $2.2 billion for 2011, compared with $1.6 billion for 2010. New awards during 2011 included the full release of EPC services for our oil sands project in Canada (approximately $500.0 million), a natural gas processing plant in the U.S. (approximately $315.0 million), engineering design services for offshore platforms in the U.K. (approximately $150.0 million), front-end engineering and design and project management services for a refinery in the Middle East, and various scope increases on our gas processing project in the Asia Pacific region and refining project in Colombia. New awards for 2010 included incremental releases for our oil sands project in Canada (approximately $340.0 million), a gas processing plant in the U.S. (approximately $280.0 million), engineering services for a floating production, storage and offloading facility in Europe (approximately $50.0 million), a gas processing plant in Peru (approximately $45.0 million), development services for an LNG integrated project in Russia, and scope increases on our gas processing project in the Asia Pacific region and refinery project in Colombia, both awarded in 2009.

Revenue—Revenue was $2.3 billion for 2011, representing an increase of $384.9 million (20%) compared with 2010. Our 2011 results benefited from an increase in engineering and construction activities on our refinery project in Colombia (approximately $500.0 million), increased construction activity on our gas processing projects in the Asia Pacific region and the U.S. (approximately $400.0 million combined), and increased revenue related to our oil sands work in Canada. These increases were partially offset by a lower volume of LNG work associated with the completion of projects in South America, Europe and the U.S. (approximately $450.0 million combined) and less refinery work in the U.S.

Income from Operations—Income from operations for 2011 was $91.6 million (4.0% of revenue) versus $82.6 million (4.3% of revenue) for 2010. Our 2011 results generally benefited from higher revenue volume and better cost recoveries from increased engineering activities, but were impacted by a higher percentage of revenue being derived from our cost-reimbursable projects in the Asia Pacific region and Colombia, and higher precontract and selling and administrative costs (approximately $10.5 million combined). While our 2011 results were impacted by facility realignment costs in the U.S., comparable charges were recognized in the prior year period.

Lummus Technology

New Awards—New awards were $537.8 million for 2011, compared with $422.5 million for 2010. The increase from 2010 was primarily due to the consolidation and subsequent growth of CDTECH (approximately $115.0 million), higher petrochemical license awards, including a grassroots ethylene plant in Russia and an award for the license and engineering design of a propane dehydrogenation unit and polypropylene plant in Kazakhstan. The award activity for 2011 was primarily located in the Asia Pacific region, North America, Middle East and Russia.

Revenue—Revenue was $448.6 million for 2011, representing an increase of $153.3 million (52%) compared with 2010. The increase was primarily attributable to the consolidation and subsequent growth of CDTECH in 2011 (approximately $60.0 million), with the remainder attributable to increased licensing, catalyst and heat transfer revenue.

Income from Operations—Income from operations for 2011 was $96.3 million (21.5% of revenue) versus $86.3 million (29.2% of revenue) for 2010. The absolute dollar increase from the prior year was due to increased revenue and the consolidation of CDTECH in 2011 (approximately $8.0 million combined). The decrease as a percentage of revenue compared to the prior year was primarily due to the consolidation of CDTECH and a higher volume of heat transfer revenue in 2011, which generally has lower margins than our licenses, engineering services and catalysts.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents—At December 31, 2012, cash and cash equivalents were $643.4 million.

Operating Activities—During 2012, net cash provided by operating activities was $202.5 million, as cash generated from earnings, and dividends received from our equity investments, were offset by an overall increase in working capital. The increase in working capital resulted from an increase in accounts receivable of $258.1 million and a net increase in contracts in progress of $222.1 million, partly offset by an increase in accounts payable of $135.8 million. These balances fluctuate based on the changing mix of cost-reimbursable versus fixed-price backlog, as our cost-reimbursable projects tend to have a greater working capital requirement. These balances are also impacted at period-end by the timing of accounts receivable collections and accounts payable payments for our large projects. The increases noted above were primarily due to a greater percentage of our 2012 revenue being derived from our large cost-reimbursable projects.

Investing Activities—During 2012, net cash used in investing activities was $66.8 million, as capital expenditures of $72.3 million were partly offset by proceeds from the sale of property and equipment of $5.5 million.

Financing Activities—During 2012, net cash used in financing activities was $174.1 million, resulting primarily from share repurchases during the first six months of the year totaling $123.3 million (2.8 million shares at an average price of $44.35 per share), including $98.4 million to repurchase 2.2 million shares of our outstanding common stock and $24.9 million to repurchase 0.6 million shares associated with stock-based compensation related withholding taxes on taxable share distributions. Additionally, cash used in financing activities included a final $40.0 million payment on our Term Loan (see below), dividends paid to our shareholders of $19.4 million, financing-related payments associated with the Shaw Acquisition of $12.9 million, of which approximately $5.7 million was capitalized and will be expensed prospectively, and distributions to our noncontrolling interest partners of $8.3 million. These cash outflows were partly offset by tax benefits associated with tax deductions in excess of recognized stock-based compensation costs of $18.5 million and cash proceeds from the issuance of shares associated with our stock plans of $11.3 million.

As discussed below, on December 28, 2012, we issued a series of senior notes (the “Senior Notes”) totaling $800.0 million, in the aggregate, to fund a portion of the Shaw Acquisition. The proceeds from the Senior Notes were immediately funded into an escrow account on December 28, 2012 and remained restricted from use until the Acquisition Closing Date. Accordingly, these escrowed funds were separately recorded as restricted cash on our Balance Sheet at December 31, 2012.

In addition to the Shaw Acquisition, we continue to evaluate and selectively pursue other opportunities for additional expansion of our business through acquisition of complementary businesses. These acquisitions may involve the use of cash or may require further debt or equity financing.

Effect of Exchange Rate Changes on Cash and Cash Equivalents—During 2012, our cash and cash equivalents balance increased by $10.0 million due to the impact of changes in functional currency exchange rates against the U.S. dollar for non-U.S. dollar cash balances, primarily the Euro and Australian Dollar. The unrealized gain on our cash and cash equivalents balance resulting from this exchange rate movement is reflected in the cumulative translation adjustment component of other comprehensive income (loss) (“OCI”). Our cash and cash equivalents held in non-U.S. dollar currencies are used primarily for project-related and other operating expenditures in those currencies, and therefore, our exposure to realized exchange gains and losses is not anticipated to be material.

Letters of Credit/Bank Guarantees/Debt/Surety Bonds—Our primary internal source of liquidity is cash flow generated from operations. Capacity under a revolving credit facility is also available, if necessary, to fund operating or investing activities. We have a four-year, $1.1 billion, committed and unsecured revolving credit facility (the “Revolving Facility”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, and Bank of America, N.A. (“BofA”), as syndication agent, which expires in July 2014. The Revolving Facility was amended effective December 21, 2012, to allow for the Shaw Acquisition and related financing as further described in the “Shaw Acquisition-Related Financing” section below. The Revolving Facility, as amended, has a borrowing sublimit of $550.0 million and certain financial covenants, including a temporary maximum leverage ratio of 3.25 beginning at the Acquisition Closing Date, with such maximum declining to its previous level of 2.50 within six quarters of the Acquisition Closing Date, a minimum fixed charge coverage ratio of 1.75, and a minimum net worth level calculated as $1.0 billion at December 31, 2012. The Revolving Facility also includes customary restrictions regarding subsidiary indebtedness, sales of assets, liens, investments, type of business conducted and mergers and acquisitions, as well as a trailing twelve-month limitation of $300.0 million for dividend payments and share repurchases (subject to certain financial covenants) among other restrictions. At December 31, 2012, we had issued $264.8 million of letters of credit under the Revolving Facility, providing $835.2 million of available capacity under this facility. Such letters of credit are generally issued to customers in the ordinary course of business to support advance payments and performance guarantees, in lieu of retention on our contracts, or in certain cases, are issued in support of our insurance program.

In addition to the Revolving Facility, at December 31, 2012, we had a $125.0 million committed and unsecured letter of credit and term loan agreement (the “LC Agreement”) with BofA, as administrative agent, JPMorgan, and various private placement note investors, which was terminated on February 12, 2013. At December 31, 2012, the LC Agreement was fully utilized; however, the letters of credit under the LC Agreement were replaced with capacity under our Revolving Facility upon termination of the LC Agreement. The LC Agreement had financial and restrictive covenants similar to those noted above for the Revolving Facility.

At December 31, 2011, we had $40.0 million remaining on our Term Loan with JPMorgan, as administrative agent, and BofA, as syndication agent. Interest under the Term Loan was paid quarterly in arrears and, at our election, was based upon LIBOR plus an applicable floating margin. However, we had an interest rate swap that provided for an interest rate of approximately 5.57%, inclusive of the applicable floating margin. The remaining Term Loan balance was repaid in November 2012.

We also have various short-term, uncommitted revolving credit facilities (the “Uncommitted Facilities”) across several geographic regions of approximately $1.7 billion. These facilities are generally used to provide letters of credit or bank guarantees to customers to support advance payments and performance guarantees in the ordinary course of business or in lieu of retention on our contracts. At December 31, 2012, we had issued $691.1 million of letters of credit under the Uncommitted Facilities, providing $1.0 billion of available capacity under these facilities. In addition to providing letters of credit or bank guarantees, we also issue surety bonds in the ordinary course of business to support our contract performance.

During 2012, we had no material borrowings under the Revolving Facility, LC Agreement or Uncommitted Facilities (collectively, the “Existing Facilities”). At December 31, 2012, we were in compliance with all of our restrictive and financial covenants, with a leverage ratio of 0.07, a fixed charge coverage ratio of 6.93, and net worth of $1.4 billion. Our ability to remain in compliance with our lending facilities could be impacted by circumstances or conditions beyond our control, including, but not limited to, the delay or cancellation of projects, changes in foreign currency exchange or interest rates, performance of pension plan assets, or changes in actuarial assumptions. Further, we could be impacted if our customers experience a material change in their ability to pay us, if the financial institutions associated with our lending facilities were to cease or reduce operations, or if there is a full or partial break-up of the European Union or its currency, the Euro. See Notes 9 and 12 to our Financial Statements for further discussion of our lending facilities.

Shaw Acquisition-Related Financing—As more fully described in Note 4 to our Financial Statements, on February 13, 2013 we completed the Shaw Acquisition for a purchase price of approximately $3.3 billion, comprised of approximately $2.9 billion in cash consideration and approximately $489.7 million in equity consideration. The cash consideration was funded using approximately $1.1 billion from existing cash balances of CB&I and Shaw on the Acquisition Closing Date, and the remainder was funded using $1.8 billion in debt financing, which consisted of a four-year, $1.0 billion unsecured term loan (the “Acquisition Term Loan”) and our $800.0 million Senior Notes.

The Acquisition Term Loan was committed on December 21, 2012 by BofA, as administrative agent, and Credit Agricole Corporate and Investment Bank (“Credit Agricole”) as syndication agent; however, borrowings were not allowed or made until the Acquisition Closing Date, at which time the $1.0 billion was funded. The Acquisition Term Loan bears interest at LIBOR plus an applicable floating margin. Annual future maturities for the Acquisition Term Loan are $75.0 million, $100.0 million, $100.0 million, $150.0 million and $575.0 million, in 2013, 2014, 2015, 2016 and 2017, respectively, with interest due quarterly.

The Senior Notes were issued and funded into an escrow account on December 28, 2012, with Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Credit Agricole, as administrative agents; however, the funds were restricted from use until the Acquisition Closing Date. Accordingly, the escrowed funds were recorded as restricted cash, and the Senior Notes were recorded as long-term debt, on our Balance Sheet at December 31, 2012. The Senior Notes include Series A through D, which contain the following terms:

•	Series A—Interest due semi-annually at a fixed rate of 4.15%, with principal of $150,000 due in December 2017

•	Series B—Interest due semi-annually at a fixed rate of 4.57%, with principal of $225,000 due in December 2019

•	Series C—Interest due semi-annually at a fixed rate of 5.15%, with principal of $275,000 due in December 2022

•	Series D—Interest due semi-annually at a fixed rate of 5.30%, with principal of $150,000 due in December 2024

On December 21, 2012, we also entered into a five-year, $650.0 million, unsecured revolving credit facility (the “Second Revolving Facility”) with BofA, as administrative agent, and Credit Agricole, as syndication agent, which expires in February 2018, and has a $487.5 million borrowing sublimit. The Second Revolving Facility will supplement our Revolving Facility and was used to replace $186.8 million of Shaw’s existing credit facilities on the Acquisition Closing Date. However, at December 31, 2012, we had no borrowings or outstanding letters of credit under the Second Revolving Facility as none were permitted until the Acquisition Closing Date. In addition to the Second Revolving Facility, the Uncommitted Facilities were used to replace an additional $99.6 million of Shaw’s existing credit facilities on the Acquisition Closing Date.

Our Acquisition Term Loan, Senior Notes and Second Revolving Facility (collectively, the “Acquisition Facilities”) include financial and restrictive covenants similar to those noted above for the Existing Facilities and, at December 31, 2012, we were in compliance with such covenants.

Shaw Acquisition-Related Costs— During 2012, we incurred approximately $11.0 million and $7.2 million of transaction costs and financing-related costs, respectively, which were recognized in other operating expense (income), net and interest expense, respectively. During 2013, we anticipate incurring additional transaction costs and financing-related costs related to the Shaw Acquisition of approximately $25.9 million and $10.7 million, respectively. In addition, change-in-control payments of approximately $31.8 million could be incurred if we take certain actions, including termination or a significant reduction in duties or compensation of certain employees. At the Acquisition Closing Date, Shaw had also incurred approximately $90.1 million of transaction costs related to existing change-in-control agreements (and the associated change-in-control payments that were triggered by the Shaw Acquisition), retention agreements, and investment banking, legal and accounting services. Such costs were or will be paid, at or subsequent to the Acquisition Closing Date, and recorded as goodwill on our Acquisition Closing Date balance sheet.

Share Issuance Agreement—On August 18, 2009, we filed a prospectus with the SEC, under a previously filed shelf registration statement, which provided for the offer and sale of up to 10.0 million shares of our common stock (“Shares”) through July 27, 2012, its expiration date. We cumulatively offered and sold approximately 2.4 million Shares under the prospectus; however, no Shares were sold during 2012.

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

Contractual Obligations—At December 31, 2012, our contractual obligations were as follows:

Contractual Obligations

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Operating leases (1)	$244,999	$67,826	$74,308	$45,399	$57,466
Senior notes (2)	1,140,128	38,620	77,240	227,240	797,028
Self-insurance obligations (3)	4,447	4,447	—	—	—
Pension funding obligations (4)	16,800	16,800	—	—	—
Postretirement benefit funding obligations (4)	2,900	2,900	—	—	—
Purchase obligations (5)	—	—	—	—	—
Unrecognized tax benefits (6)	—	—	—	—	—

Total contractual obligations	$1,409,274	$130,593	$151,548	$272,639	$854,494

(1)	Includes approximately $24.0 million of minimum lease payments that are contractually recoverable through our cost-reimbursable projects.
(2)	Includes interest accruing on our $800.0 million Senior Notes discussed above at a weighted average rate of 4.8%.
(3)	Represents expected 2013 payments associated with our self-insurance program. Payments beyond one year have not been included as amounts are not determinable.
(4)	Represents expected 2013 contributions to fund our defined benefit pension and other postretirement plans. Contributions beyond one year have not been included as amounts are not determinable.
(5)

In the ordinary course of business, we enter into commitments for the purchase of materials and supplies on our projects. These purchase commitments (which are expected to be recovered from our customers) are generally settled in less than one year. We do not enter into long-term purchase commitments on a speculative basis for fixed or minimum quantities.

(6)	Payments for reserved tax contingencies of $5.2 million are not included as the timing of specific tax payments is not determinable.

Other—We believe our cash on hand, funds generated by operations, amounts available under our Existing Facilities and Acquisition Facilities, and other external sources of liquidity, such as the issuance of debt and equity instruments, will be sufficient to finance our capital expenditures, settle our commitments and contingencies (as more fully described in Note 12 to our Financial Statements) and address our working capital needs for the foreseeable future. However, there can be no assurance that such funding will continue to be available, as our ability to generate cash flow from operations and our ability to access funding under our Existing Facilities and Acquisition Facilities at reasonable terms, may be impacted by a variety of business, economic, legislative, financial and other factors, which may be outside of our control.

Additionally, while we currently have significant uncommitted bonding facilities, primarily to support various commercial provisions in our contracts, a termination or reduction of these bonding facilities could result in the utilization of letters of credit in lieu of performance bonds, thereby reducing the available capacity under our Existing Facilities and Acquisition Facilities. Although we do not anticipate a reduction or termination of the bonding facilities, there can be no assurance that such facilities will continue to be available at reasonable terms to service our ordinary course obligations.

A portion of our pension plans assets are invested in European Union government securities, which could be impacted by economic turmoil in Europe or a full or partial break-up of the European Union or its currency, the Euro. However, given the long term nature of pension funding requirements, in the event any of our pension plans (including those with investments in European Union government securities) become materially underfunded from a decline in value of our plan assets, we believe our cash on hand and amounts available under our Existing Facilities and Acquisition Facilities would be sufficient to fund any increases in future contribution requirements. See Note 11 to our Financial Statements for further discussion of our pension plan assets.

We are a defendant in a number of lawsuits arising in the normal course of business and we have in place appropriate insurance coverage for the type of work that we perform. As a matter of standard policy, we review our litigation accrual quarterly and as further information is known on pending cases, increases or decreases, as appropriate, may be recorded. See Note 12 to our Financial Statements for a discussion of pending litigation, including lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed.

OFF-BALANCE SHEET ARRANGEMENTS

We use operating leases for facilities and equipment when they make economic sense, including sale-leaseback arrangements. Our sale-leaseback arrangements are not material to our Financial Statements, and we have no other significant off-balance sheet arrangements.

NEW ACCOUNTING STANDARDS

See the applicable section of Note 2 to our Financial Statements for a discussion of new accounting standards.

CRITICAL ACCOUNTING ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We continually evaluate our estimates based upon historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our management has discussed the development and selection of our critical accounting estimates with the Audit Committee of our Supervisory Board of Directors. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Financial Statements.

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

Contract revenue reflects the original contract price adjusted for approved change orders and estimated recoveries on unapproved change orders and claims. We recognize revenue associated with unapproved change orders and claims to the extent that related costs have been incurred, recovery is probable and the value can be reliably estimated. Profit incentives are generally included in the determination of contract revenue upon achievement of the relevant performance requirements and customer approval. At December 31, 2012 and 2011, we had unapproved change orders and claims of approximately $47.1 million and $27.0 million, respectively, factored into the determination of revenue and estimated costs for a project in our Project Engineering and Construction sector, but had no material profit incentives factored into the determination of revenue. Our recorded unapproved change orders and claims reflect our best estimate of recovery amounts; however, the ultimate resolution and amounts received could differ from these estimates.

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

Financial Instruments—We utilize derivative instruments in certain circumstances to mitigate the effects of changes in foreign currency exchange rates and interest rates, as described below:

•

Foreign Currency Exchange Rate Derivatives—We do not engage in currency speculation; however, we do utilize foreign currency exchange rate derivatives on an on-going basis to hedge against certain foreign currency-related operating exposures. We generally seek hedge accounting treatment for contracts used to hedge operating exposures and designate them as cash flow hedges. Therefore, gains and losses exclusive of credit risk and forward points (which represent the time-value component of the fair value of our derivative positions) are included in Accumulated Other Comprehensive Income (“AOCI”) until the associated underlying operating exposure impacts our earnings. Changes in the fair value of credit risk and forward points, instruments deemed ineffective during the period and instruments that we do not designate as cash flow hedges are recognized within cost of revenue.

•

Interest Rate Derivatives—During 2012, our interest rate derivatives were limited to a swap arrangement in place to hedge against interest rate variability associated with our Term Loan. The swap arrangement was designated as a cash flow hedge, as its critical terms matched those of the Term Loan at inception and through November 2012, when we paid the remaining Term Loan balance of $40.0 million. Accordingly, changes in the fair value of the swap arrangement were included in AOCI until the associated underlying exposure impacted our earnings.

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

At December 31, 2012, we had a recorded net deferred tax asset (“DTA”) of $21.9 million related to net operating losses (“NOLs”) generated in the U.K. We also had a valuation allowance against $74.6 million of U.K. NOLs for which we believe it is more likely than not that the NOLs will not be utilized. The U.K. NOL DTA was recorded primarily in 2007 and 2008 and relates to losses incurred during those years on two large fixed-price projects that were completed in the first quarter of 2010. We have had no material release of valuation allowance since it was initially recorded. On a periodic and ongoing basis we evaluate our recorded U.K NOL and assess the appropriateness of our valuation allowance. Our assessment includes, among other things, the value and quality of backlog, an evaluation of existing and anticipated market conditions, an analysis of historical results and projections of future income, and strategic plans and alternatives for our U.K. operations. We consider the impact of these and other factors, including the indefinite-lived nature of the U.K. NOLs, and determine whether an adjustment to our valuation allowance is required. Based on this analysis, we believe it is more likely than not that we will generate sufficient future taxable income to realize our U.K. NOL DTA. In order to realize the U.K. NOL DTA, our U.K. operations will need to generate future taxable income of approximately $95.0 million. Based on this same analysis and as described above, we do not believe it is more likely than not that we will utilize our U.K. NOLs in excess of the amounts recorded. However, better than anticipated future operating results or a significant increase in backlog could impact our assessment and result in future changes in valuation allowance.

We provide income tax and associated interest reserves, where applicable, in situations where we have and have not received tax assessments. Tax and associated interest reserves are provided in those instances where we consider it more likely than not that additional tax will be due in excess of amounts reflected in income tax returns filed worldwide. At December 31, 2012 and 2011, our reserves totaled $5.2 million and $7.4 million, respectively. As a matter of standard policy, we continually review our exposure to additional income tax obligations and as further information is known or events occur, changes in our tax and interest reserves may be recorded within income tax expense and interest expense, respectively.

Insurance—We maintain insurance coverage for various aspects of our business and operations. However, we retain a portion of anticipated losses through the use of deductibles and self-insured retentions for our exposures related to third-party liability and workers’ compensation. We regularly review estimates of reported and unreported claims through analysis of historical and projected trends, in conjunction with actuaries and other consultants, and provide for losses through insurance reserves. As claims develop and additional information becomes available, adjustments to loss reserves may be required. If actual results are not consistent with our assumptions, we may be exposed to gains or losses that could be material. A hypothetical ten percent change in our self-insurance reserves at December 31, 2012 would have impacted our pre-tax income by approximately $2.2 million for 2012.

Recoverability of Goodwill and Long-Lived Assets—Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually, absent any indicators of impairment. We are required to review goodwill for impairment for each of our reporting units, which we have identified as our three reporting segments. In the fourth quarter of 2012, as part of our annual impairment assessment, we performed a qualitative assessment of goodwill to determine whether it was more likely than not that the fair value of a reporting unit was less than its carrying value. Based upon this qualitative assessment, a two-phase quantitative assessment was not required to be performed for any of our reporting units. If, based on future qualitative assessments, the two-phase quantitative assessment is deemed necessary, it would require us to allocate goodwill to the applicable reporting unit, compare its fair value to the carrying amount, including goodwill, and then, if necessary, record a goodwill impairment charge in an amount equal to the excess, if any, of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.

To the extent a quantitative assessment is required, the implied fair value of each applicable reporting unit would be derived using the discounted cash flow method. This methodology is based, to a large extent, on assumptions about future events, which may or may not occur as anticipated, and such deviations could have a significant impact on the calculated estimated fair values of our reporting units. These assumptions include, but are not limited to, estimates of future growth rates, discount rates and terminal values of reporting units. Our goodwill balance at December 31, 2012 was $926.7 million, including $48.2 million for Steel Plate Structures, $447.7 million for Project Engineering and Construction and $430.8 million for Lummus Technology. Based upon our current goodwill impairment assessment, each of our reporting units continue to have estimated fair values that are substantially in excess of their carrying values.

Finite-lived identifiable intangible assets are amortized on a straight-line basis over estimated useful lives ranging from 6 to 20 years, absent any indicators of impairment. We review tangible and finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, the estimated future cash flow associated with the asset or asset group will be compared to the asset’s carrying amount to determine if an impairment exists. We noted no indicators of impairment in 2012 or 2011. See Note 5 to our Financial Statements for further discussion regarding goodwill and other intangible assets.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

We do not engage in currency speculation; however, we do utilize foreign currency exchange rate derivatives on an on-going basis to hedge against certain foreign currency-related operating exposures. We generally seek hedge accounting treatment for contracts used to hedge operating exposures and designate them as cash flow hedges. Therefore, gains and losses exclusive of credit risk and forward points are included in AOCI until the associated underlying operating exposure impacts our earnings. Changes in the fair value of credit risk and forward points, instruments deemed ineffective during the period and instruments that we do not designate as cash flow hedges are recognized within cost of revenue and were not material during 2012.

At December 31, 2012, the notional value of our outstanding forward contracts to hedge certain foreign currency exchange-related operating exposures was $125.4 million, including net foreign currency exchange rate exposure associated with the purchase of U.S. Dollars ($102.8 million), Euros ($12.7 million), Thai Baht ($8.1 million) and Singapore Dollars ($1.8 million). The total net fair value of these contracts was a loss of approximately $3.8 million at December 31, 2012. The potential change in fair value for our outstanding contracts resulting from a hypothetical ten percent change in quoted foreign currency exchange rates would have been approximately $12.5 million and $7.2 million at December 31, 2012 and 2011, respectively. This potential change in fair value of our outstanding contracts would be offset by the change in fair value of the associated underlying operating exposures.

Interest Rate Risk—During 2012, we continued to utilize a swap arrangement to hedge against interest rate variability associated with our Term Loan. The swap arrangement was designated as a cash flow hedge as its critical terms matched those of the Term Loan at inception, and through November 2012 when we paid the remaining balance of $40.0 million. Accordingly, changes in the fair value of the interest rate swap were recognized in AOCI until the associated underlying exposure impacted our earnings.

Other—The carrying values of our cash and cash equivalents, accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. At December 31, 2012, the fair value of our $800.0 million Senior Notes, which were issued and funded into an escrow account on December 28, 2012, approximated their carrying value. At December 31, 2011, the fair value of our Term Loan, based upon the current market rates for debt with similar credit risk and maturity, approximated its carrying value as interest was based upon LIBOR plus an applicable floating spread and was paid quarterly in arrears. As noted above, our remaining Term Loan balance was paid in 2012. See Note 10 to our Financial Statements for additional discussion of our financial instruments.

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

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the underlying transactions, including the acquisition and disposition of assets; (ii) provide reasonable assurance that our assets are safeguarded and transactions are executed in accordance with management’s and our directors’ authorization and are recorded as necessary to permit preparation of our Financial Statements in accordance with generally accepted accounting principles; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our Financial Statements.

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

Based on our evaluation under the framework in Internal Control – Integrated Framework, our principal executive officer and principal financial officer concluded our internal control over financial reporting was effective as of December 31, 2012. The conclusion of our principal executive officer and principal financial officer is based upon the recognition that there are inherent limitations in all systems of internal control, including the possibility of human error and the circumvention or overriding of controls. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Philip K. Asherman	/s/ Ronald A. Ballschmiede
Philip K. Asherman	Ronald A. Ballschmiede
President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

February 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Supervisory Board and Shareholders of

Chicago Bridge & Iron Company N.V.

We have audited Chicago Bridge & Iron Company N.V. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Chicago Bridge & Iron Company N.V. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Chicago Bridge & Iron Company N.V. and subsidiaries’ maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Chicago Bridge & Iron Company N.V. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. Our report dated February 27, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

February 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Supervisory Board and Shareholders of

Chicago Bridge & Iron Company N.V.

We have audited the accompanying consolidated balance sheets of Chicago Bridge & Iron Company N.V. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule, listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chicago Bridge & Iron Company N.V. and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chicago Bridge & Iron Company N.V. and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas

February 27, 2013

CHICAGO BRIDGE & IRON COMPANY N.V.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2012	2011	2010
	(In thousands, except per share data)
Revenue	$5,485,206	$4,550,542	$3,642,318
Cost of revenue	4,786,499	3,980,306	3,150,255

Gross profit	698,707	570,236	492,063
Selling and administrative expense	227,948	205,550	185,213
Intangibles amortization	22,613	26,302	23,690
Other operating expense (income), net	10,434	74	(636)
Equity earnings	(17,931)	(16,887)	(19,464)

Income from operations	455,643	355,197	303,260
Interest expense	(19,606)	(11,030)	(16,686)
Interest income	8,029	7,796	4,955

Income before taxes	444,066	351,963	291,529
Income tax expense	(127,003)	(96,765)	(79,966)

Net income	317,063	255,198	211,563
Less: Net income attributable to noncontrolling interests	(15,408)	(166)	(7,004)

Net income attributable to CB&I	$301,655	$255,032	$204,559

Net income attributable to CB&I per share:
Basic	$3.12	$2.60	$2.08
Diluted	$3.07	$2.55	$2.04
Cash dividends on shares:
Amount	$19,394	$19,722	$—
Per share	$0.20	$0.20	$—

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Net income	$317,063	$255,198	$211,563
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment (net of tax of ($3,322), $2,929 and $10,861)	7,659	(18,802)	(1,638)
Change in unrealized fair value of cash flow hedges (net of tax of ($442), ($791) and ($1,006))	1,093	1,335	2,013
Change in unrecognized prior service pension credits/costs (net of tax of $140, ($1,176) and ($41))	(539)	2,517	(144)
Change in unrecognized actuarial pension gains/losses (net of tax of $13,377, $2,603 and $8,116)	(45,311)	(24,319)	(19,436)

Comprehensive income	279,965	215,929	192,358
Less: Net income attributable to noncontrolling interests (net of tax of $400, ($466) and $741)	(15,408)	(166)	(7,004)
Less: Change in cumulative translation adjustment attributable to noncontrolling interests (net of tax of $0, $0 and $0)	(2,782)	(891)	(970)

Comprehensive income attributable to CB&I	$261,775	$214,872	$184,384

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(In thousands, except share data)
Assets
Cash and cash equivalents ($142,285 and $88,986 related to variable interest entities (“VIEs”))	$643,395	$671,811
Restricted cash (Note 9)	800,000	—
Accounts receivable, net ($63,649 and $12,406 related to VIEs)	752,985	494,853
Costs and estimated earnings in excess of billings ($38,967 and $24,043 related to VIEs)	303,540	239,536
Deferred income taxes (Note 15)	88,681	106,351
Other current assets	132,954	140,545

Total current assets.	2,721,555	1,653,096

Equity investments (Note 6)	97,267	95,687
Property and equipment, net (Note 7)	285,871	262,003
Deferred income taxes (Note 15)	73,201	74,094
Goodwill (Note 5)	926,711	926,393
Other intangibles, net (Note 5)	166,308	188,119
Other non-current assets	58,762	79,957

Total assets	$4,329,675	$3,279,349

Liabilities
Current maturity of long-term debt (Note 9)	$—	$40,000
Accounts payable ($87,301 and $32,125 related to VIEs)	654,504	518,749
Accrued liabilities (Note 7)	354,700	278,596
Billings in excess of costs and estimated earnings ($39,105 and $25,207 related to VIEs)	758,938	917,067
Deferred income taxes (Note 15)	4,380	2,467

Total current liabilities	1,772,522	1,756,879

Long-term debt (Note 9)	800,000	—
Other non-current liabilities (Note 7)	272,443	243,984
Deferred income taxes (Note 15)	88,400	82,056

Total liabilities	2,933,365	2,082,919

Commitments and contingencies (Note 12)	—	—
Shareholders’ Equity
Common stock, Euro .01 par value; shares authorized: 250,000,000; shares issued: 101,522,318; shares outstanding: 96,835,010 and 97,595,735	1,190	1,190
Additional paid-in capital	363,417	371,669
Retained earnings	1,300,742	1,018,481
Stock held in trust (Note 13)	(3,031)	(9,788)
Treasury stock, at cost: 4,687,308 and 3,926,583 shares	(193,533)	(142,666)
Accumulated other comprehensive loss (Note 13)	(101,032)	(61,152)

Total CB&I shareholders’ equity	1,367,753	1,177,734

Noncontrolling interests	28,557	18,696

Total shareholders’ equity	1,396,310	1,196,430

Total liabilities and shareholders’ equity	$4,329,675	$3,279,349

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Cash Flows from Operating Activities
Net income	$317,063	$255,198	$211,563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,421	70,184	72,885
Deferred taxes	63,402	29,839	9,715
Stock-based compensation expense	41,000	35,298	31,286
Equity earnings	(17,931)	(16,887)	(16,296)
(Gain) loss on property and equipment transactions	(566)	7,512	4,637
Unrealized loss (gain) on foreign currency hedge ineffectiveness	3,838	(7)	340
Excess tax benefits from stock-based compensation	(18,467)	(15,388)	(7,625)
Changes in operating assets and liabilities:
(Increase) decrease in receivables, net	(258,132)	(130,192)	127,349
Change in contracts in progress, net	(222,133)	16,419	(37,017)
Increase (decrease) in accounts payable	135,755	159,524	(112,558)
Decrease (increase) in other current and non-current assets	21,704	(50,255)	(7,774)
Increase (decrease) in accrued and other non-current liabilities	59,118	38,093	(28,350)
Decrease in equity investments	20,286	9,605	26,853
Change in other, net	(8,854)	4,212	13,398

Net cash provided by operating activities	202,504	413,155	288,406

Cash Flows from Investing Activities
Cost of business acquisitions, net of cash acquired	—	—	(42,813)
Capital expenditures	(72,279)	(40,945)	(24,089)
Proceeds from sale of property and equipment	5,494	8,192	8,526

Net cash used in investing activities	(66,785)	(32,753)	(58,376)

Cash Flows from Financing Activities
Decrease in notes payable	—	(334)	(376)
Repayment of debt	(40,000)	(40,000)	(40,000)
Borrowings from issuances of Senior Notes	800,000	—	—
Cash deposited into restricted cash	(800,000)	—	—
Excess tax benefits from stock-based compensation	18,467	15,388	7,625
Purchase of treasury stock	(123,255)	(135,598)	(51,460)
Issuance of stock	11,325	12,215	10,808
Dividends paid	(19,394)	(19,722)	—
Distributions to noncontrolling interests	(8,329)	(10,744)	(3,061)
Revolving facility and deferred financing costs	(12,925)	—	(9,879)

Net cash used in financing activities	(174,111)	(178,795)	(86,343)

Effect of exchange rate changes on cash and cash equivalents	9,976	(11,534)	12,051

(Decrease) increase in cash and cash equivalents	(28,416)	190,073	155,738
Cash and cash equivalents, beginning of the year	671,811	481,738	326,000

Cash and cash equivalents, end of the year	$643,395	$671,811	$481,738

Supplemental Cash Flow Disclosures
Cash paid for interest	$6,866	$9,739	$12,571
Cash paid for income taxes (net of refunds)	$66,385	$44,868	$71,838

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Retained	Stock Held in Trust		Treasury Stock		(Note 13) Accumulated Other Comprehensive	Noncontrolling	Total Shareholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Shares	Amount	(Loss) Income	Interests	Equity
	(In thousands, except per share data)
Balance at December 31, 2009	100,204	1,190	359,283	578,612	2,122	(33,576)	1,319	(30,872)	(817)	23,470	897,290
Net income	—	—	—	204,559	—	—	—	—	—	7,004	211,563
Change in cumulative translation adjustment, net	—	—	—	—	—	—	—	—	(2,608)	970	(1,638)
Change in unrealized fair value of cash flow hedges, net	—	—	—	—	—	—	—	—	2,013	—	2,013
Change in unrecognized prior service pension credits/costs, net	—	—	—	—	—	—	—	—	(144)	—	(144)
Change in unrecognized actuarial pension gains/losses, net	—	—	—	—	—	—	—	—	(19,436)	—	(19,436)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(3,061)	(3,061)
Stock-based compensation expense	—	—	31,286	—	—	—	—	—	—	—	31,286
Release of trust shares	—	—	(12,360)	—	(743)	13,415	—	—	—	—	1,055
Purchase of treasury stock	(2,698)	—	—	—	—	—	2,698	(51,460)	—	—	(51,460)
Issuance of stock	1,837	—	(25,789)	—	—	—	(1,837)	42,166	—	—	16,377

Balance at December 31, 2010	99,343	1,190	352,420	783,171	1,379	(20,161)	2,180	(40,166)	(20,992)	28,383	1,083,845
Net income	—	—	—	255,032	—	—	—	—	—	166	255,198
Change in cumulative translation adjustment, net	—	—	—	—	—	—	—	—	(19,693)	891	(18,802)
Change in unrealized fair value of cash flow hedges, net	—	—	—	—	—	—	—	—	1,335	—	1,335
Change in unrecognized prior service pension credits/costs, net	—	—	—	—	—	—	—	—	2,517	—	2,517
Change in unrecognized actuarial pension gains/losses, net	—	—	—	—	—	—	—	—	(24,319)	—	(24,319)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(10,744)	(10,744)
Dividends paid ($0.20 per share)	—	—	—	(19,722)	—	—	—	—	—	—	(19,722)
Stock-based compensation expense	—	—	35,298	—	—	—	—	—	—	—	35,298
Release of trust shares	(114)	—	(2,429)	—	(627)	10,373	114	(4,649)	—	—	3,295
Purchase of treasury stock	(3,685)	—	—	—	—	—	3,685	(135,598)	—	—	(135,598)
Issuance of stock	2,052	—	(13,620)	—	—	—	(2,052)	37,747	—	—	24,127

Balance at December 31, 2011	97,596	1,190	371,669	1,018,481	752	(9,788)	3,927	(142,666)	(61,152)	18,696	1,196,430
Net income	—	—	—	301,655	—	—	—	—	—	15,408	317,063
Change in cumulative translation adjustment, net	—	—	—	—	—	—	—	—	4,877	2,782	7,659
Change in unrealized fair value of cash flow hedges, net	—	—	—	—	—	—	—	—	1,093	—	1,093
Change in unrecognized prior service pension credits/costs, net	—	—	—	—	—	—	—	—	(539)	—	(539)
Change in unrecognized actuarial pension gains/losses, net	—	—	—	—	—	—	—	—	(45,311)	—	(45,311)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(8,329)	(8,329)
Dividends paid ($0.20 per share)	—	—	—	(19,394)	—	—	—	—	—	—	(19,394)
Stock-based compensation expense	—	—	41,000	—	—	—	—	—	—	—	41,000
Release of trust shares	—	—	(1,722)	—	(436)	6,757	—	—	—	—	5,035
Purchase of treasury stock	(2,779)	—	—	—	—	—	2,779	(123,255)	—	—	(123,255)
Issuance of stock	2,018	—	(47,530)	—	—	—	(2,018)	72,388	—	—	24,858

Balance at December 31, 2012	96,835	$1,190	$363,417	$1,300,742	316	$(3,031)	4,688	$(193,533)	$(101,032)	$28,557	$1,396,310

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share data)

1. ORGANIZATION AND NATURE OF OPERATIONS

Organization and Nature of Operations—Chicago Bridge & Iron Company N.V. (“CB&I” or “the Company”) is an integrated engineering, procurement and construction (“EPC”) services provider and major process technology licensor. Founded in 1889, CB&I provides conceptual design, technology, engineering, procurement, fabrication, construction and commissioning services. Natural gas, petroleum and petrochemical projects for the worldwide energy and natural resource industries accounted for a majority of our revenue in 2012, 2011 and 2010.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Consolidation—These Consolidated Financial Statements (“Financial Statements”) are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include all wholly-owned subsidiaries and those entities which we are required to consolidate in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Consolidations Topic 810 (“FASB ASC 810”). See the “Joint Venture Arrangements” section of this footnote for further discussion of our consolidation policy for those entities that are not wholly-owned. Significant intercompany balances and transactions are eliminated in consolidation. Certain December 31, 2011 income tax payable, income tax receivable and deferred tax asset and liability balances have been reclassified to conform to our December 31, 2012 presentation.

Use of Estimates—The preparation of our Financial Statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We believe the most significant estimates and judgments are associated with revenue recognition on engineering and construction and technology contracts; recoverability assessments that must be periodically performed with respect to goodwill and other intangible asset balances; valuation of financial instruments and deferred tax assets; and the determination of liabilities related to self-insurance programs and income taxes. If the underlying estimates and assumptions upon which our Financial Statements are based change in the future, actual amounts may differ from those included in the accompanying Financial Statements.

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

Contract revenue reflects the original contract price adjusted for approved change orders and estimated recoveries on unapproved change orders and claims. We recognize revenue associated with unapproved change orders and claims to the extent that related costs have been incurred, recovery is probable and the value can be reliably estimated. Profit incentives are generally included in the determination of contract revenue upon achievement of the relevant performance requirements and customer approval. At December 31, 2012 and 2011, we had unapproved change orders and claims of approximately $47,100 and $27,000, respectively, factored into the determination of revenue and estimated costs for a project in our Project Engineering and Construction sector, but had no material profit incentives factored into the determination of revenue. Our recorded unapproved change orders and claims reflect our best estimate of recovery amounts; however, the ultimate resolution and amounts received could differ from these estimates.

The timing of our revenue recognition may be impacted by the contracting structure of our contracts. Fixed-price contracts, and hybrid contracts with a more significant fixed-price component, tend to provide us with greater control over project schedule and the timing of when work is performed and costs are incurred, and accordingly, when revenue is recognized. Cost-reimbursable contracts, or hybrid contracts with a more significant cost-reimbursable component, generally provide our customers with greater influence over the timing of when we perform our work, and accordingly, such contracts often result in less predictability with respect to the timing of revenue recognition.

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

Cost of revenue includes direct contract costs, such as materials and labor, and indirect costs that are attributable to contract activity. The timing of when we bill our customers is generally dependent upon advance billing terms or completion of certain phases of the work. Cumulative costs and estimated earnings recognized to date in excess of cumulative billings is reported on the Consolidated Balance Sheets (“Balance Sheets”) as costs and estimated earnings in excess of billings. Cumulative billings in excess of cumulative costs and estimated earnings recognized to date is reported on the Balance Sheets as billings in excess of costs and estimated earnings. Any uncollected billed revenue, including contract retentions, is reported as accounts receivable. At December 31, 2012 and 2011, accounts receivable included contract retentions of approximately $37,200 and $23,700, respectively. Contract retentions due beyond one year were not significant at December 31, 2012 or 2011.

Our billed and unbilled revenue may be exposed to potential credit risk if our customers should encounter financial difficulties, and we maintain reserves for specifically identified potential uncollectible receivables. At December 31, 2012 and 2011, allowances for doubtful accounts were approximately $1,300 and $1,800, respectively.

Precontract Costs—Precontract costs are generally charged to cost of revenue as incurred, but, in certain cases, their recognition may be deferred if specific probability criteria are met. We had no significant deferred precontract costs at December 31, 2012 or 2011.

Research and Development—Expenditures for research and development activities are charged to cost of revenue as incurred and were $27,606 in 2012, $27,548 in 2011 and $18,634 in 2010.

Other Operating Expense (Income), Net—Other operating expense (income), net, generally represents losses (gains) on the sale of property and equipment. However, 2012 included transaction costs of approximately $11,000 associated with our acquisition of The Shaw Group, Inc. (“Shaw”), as further described in Note 4.

Depreciation Expense—Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, including buildings and improvements (10 to 40 years) and plant and field equipment (1 to 15 years). Renewals and betterments that substantially extend the useful life of an asset are capitalized and depreciated. Leasehold improvements are depreciated over the lesser of the useful life of the asset or the applicable lease term. Depreciation expense is primarily included within cost of revenue and was $43,808 in 2012, $43,882 in 2011 and $49,195 in 2010. See Note 7 for disclosure of the components of property and equipment.

Impairment of Long-Lived Assets—Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually, absent any indicators of impairment. We perform our annual impairment assessment during the fourth quarter of each year based upon balances as of the beginning of that year’s fourth quarter. As part of our annual impairment assessment, we performed a qualitative assessment of goodwill to determine whether it was more likely than not that the fair value of a reporting unit was less than its carrying value. Based upon this qualitative assessment, a two-phase quantitative assessment was not required to be performed for any of our reporting units. If, based on future qualitative assessments, the two-phase quantitative assessment is deemed necessary, the first phase would screen for impairment, while the second phase, if necessary, would measure impairment. If required, the implied fair value of a reporting unit would be derived by estimating the units discounted future cash flows.

Finite-lived identifiable intangible assets are amortized on a straight-line basis over estimated useful lives ranging from 6 to 20 years, absent any indicators of impairment. We review tangible assets and finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, the estimated future cash flow associated with the asset or asset group will be compared to the carrying amount to determine if impairment exists. We noted no indicators of impairment in 2012 or 2011. See Note 5 for additional discussion of our goodwill impairment assessment and intangible asset amortization.

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

Cash Equivalents—Cash equivalents are considered to be all highly liquid securities with original maturities of three months or less.

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency—The nature of our business activities involves the management of various financial and market risks, including those related to changes in foreign currency exchange rates. The effects of translating financial statements of foreign operations into our reporting currency are recognized as a cumulative translation adjustment in accumulated other comprehensive income (loss) (“AOCI”). This balance is net of tax, where applicable. Foreign currency exchange gains (losses) are included within cost of revenue and were immaterial in 2012, 2011 and 2010.

Financial Instruments—We utilize derivative instruments in certain circumstances to mitigate the effects of changes in foreign currency exchange rates and interest rates, as described below:

•

Foreign Currency Exchange Rate Derivatives—We do not engage in currency speculation; however, we do utilize foreign currency exchange rate derivatives on an on-going basis to hedge against certain foreign currency-related operating exposures. We generally seek hedge accounting treatment for contracts used to hedge operating exposures and designate them as cash flow hedges. Therefore, gains and losses exclusive of credit risk and forward points (which represent the time-value component of the fair value of our derivative positions), are included in AOCI until the associated underlying operating exposure impacts our earnings. Changes in the fair value of credit risk and forward points, instruments deemed ineffective during the period and instruments that we do not designate as cash flow hedges are recognized within cost of revenue.

•

Interest Rate Derivatives—During 2012, our interest rate derivatives were limited to a swap arrangement in place to hedge against interest rate variability associated with our unsecured term loan (the “Term Loan”). The swap arrangement was designated as a cash flow hedge, as its critical terms matched those of the Term Loan at inception and through November 2012, when we paid the remaining Term Loan balance of $40,000. Accordingly, changes in the fair value of the swap arrangement were included in AOCI until the associated underlying exposure impacted our earnings.

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

Income Taxes—Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis using currently enacted income tax rates for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The final realization of deferred tax assets depends upon our ability to generate sufficient future taxable income of the appropriate character and in the appropriate jurisdictions. We continually review our facts and circumstances and as further information is known or events occur, changes in our deferred tax assets may be recorded.

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

If at any time a joint venture qualifies as a VIE, we are required to perform a qualitative assessment to determine whether we are the primary beneficiary of the VIE and therefore, need to consolidate the VIE. We are the primary beneficiary if we have (1) the power to direct the economically significant activities of the VIE and (2) the right to receive benefits from, and obligation to absorb losses of, the VIE. If the joint venture is a VIE and we are the primary beneficiary, or we otherwise have the ability to control the joint venture, we consolidate the joint venture. If we are not determined to be the primary beneficiary of the VIE, or only have the ability to significantly influence, rather than control, the joint venture, we do not consolidate the joint venture. We account for unconsolidated joint ventures using the equity method or proportionate consolidation. At December 31, 2012 and 2011, we had no material proportionately consolidated joint ventures. See Note 6 for additional discussion of our material joint venture arrangements.

New Accounting Standards—There are no recently issued accounting standards that we believe will have a material impact on our financial position, results of operations or cash flow.

3. EARNINGS PER SHARE

A reconciliation of weighted average basic shares outstanding to weighted average diluted shares outstanding and the computation of basic and diluted EPS are as follows:

	Years Ended December 31,
	2012	2011	2010
Net income attributable to CB&I	$301,655	$255,032	$204,559

Weighted average shares outstanding—basic	96,632,700	98,021,950	98,300,175
Effect of restricted shares/performance shares/stock options (1)	1,528,067	2,115,345	2,090,009
Effect of directors’ deferred-fee shares (1)	70,057	67,516	68,497

Weighted average shares outstanding—diluted	98,230,824	100,204,811	100,458,681

Net income attributable to CB&I per share:
Basic	$3.12	$2.60	$2.08
Diluted	$3.07	$2.55	$2.04
(1) Antidilutive shares excluded from diluted EPS	165,420	170,384	429,308

4. ACQUISITIONS

Shaw

On July 30, 2012, we entered into a definitive agreement (the “Acquisition Agreement”) to acquire Shaw (the “Shaw Acquisition”). On February 13, 2013 (the “Acquisition Closing Date”), we completed the Shaw Acquisition for a purchase price of approximately $3,340,900, comprised of approximately $2,851,200 in cash consideration and approximately $489,700 in equity consideration. The cash consideration was funded using approximately $1,051,200 from existing cash balances of CB&I and Shaw on the Acquisition Closing Date, and the remainder was funded using debt financing as further described in Note 9.

Pursuant to the Acquisition Agreement, at the Acquisition Closing Date, each issued and outstanding share of common stock, no par value, of Shaw (other than any dissenting shares, treasury shares, or shares held by Shaw, CB&I or their respective subsidiaries) was cancelled and extinguished and converted into the right to receive (i) $41.00 in cash and (ii) an amount of cash in Euros equal to the par value of 0.12883 shares of CB&I common stock, which cash was not actually paid, but was instead converted automatically into 0.12883 shares of CB&I common stock (the “Acquisition Consideration”). Pursuant to the Acquisition Agreement, equity awards relating to shares of Shaw’s common stock were either cancelled and converted into the right to receive the Acquisition Consideration (or the cash value thereof) or were converted into comparable CB&I equity awards on generally the same terms and conditions as prior to the Acquisition Closing Date. On the Acquisition Closing Date, we issued approximately 8,900,000 shares of CB&I common stock and 1,400,000 CB&I equity awards in conjunction with the Acquisition.

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shaw is a global provider of technology, engineering, procurement, construction, maintenance, fabrication, manufacturing, consulting, remediation, and facilities management services to a diverse client base that includes regulated electric utilities, independent and merchant power producers, government agencies, multinational and national oil companies, and industrial corporations. Shaw provides services through four existing business sectors: Power; Plant Services; Environmental and Infrastructure; and Fabrication and Manufacturing. Combining CB&I and Shaw will create one of the most complete energy focused companies in the world.

In connection with the Shaw Acquisition, during 2012 we incurred approximately $11,000 and $7,200 of transaction costs and financing-related costs, respectively, which were recognized in other operating expense (income), net and interest expense, respectively. Also, on December 28, 2012, we issued a series of senior notes totaling $800,000 in the aggregate (the “Senior Notes”) to fund a portion of the Shaw Acquisition. The Senior Notes were funded into an escrow account on December 28, 2012, and were restricted from use until the Acquisition Closing Date. Accordingly, the escrowed funds were recorded as restricted cash, and the Senior Notes were recorded as long-term debt, on our Balance Sheet at December 31, 2012. The Senior Notes are more fully described in Note 9 to our Financial Statements.

The Acquisition Closing Date balance sheet data for Shaw was not available given the proximity of the Acquisition Closing Date to the filing date of this Form 10-K. Our preliminary allocation of purchase price to the assets acquired and liabilities assumed, as well as pro forma financial information for the combined companies, will be included in our future filings.

Catalytic Distillation Technologies (“CDTECH”)

On December 31, 2010, we acquired the remaining 50% equity interest in CDTECH and a related research and development and catalyst manufacturing facility for approximately $38,400, net of cash acquired. CDTECH provides license, basic engineering and catalyst supply for catalytic distillation applications, including gasoline desulphurization and alkylation processes and was accounted for by the equity method within Lummus Technology through December 31, 2010. CDTECH operations subsequent to the acquisition have been consolidated and integrated into Lummus Technology.

We had no acquisitions in 2012 or 2011, and no other acquisitions during 2010 were material.

5. GOODWILL AND OTHER INTANGIBLES

Goodwill—At December 31, 2012 and 2011, our goodwill balances were $926,711 and $926,393, respectively, attributable to the excess of the purchase price over the fair value of net assets acquired as part of previous acquisitions. The change in goodwill by business sector for 2012 and 2011 was as follows:

	Steel Plate Structures	Project Engineering and Construction	Lummus Technology	Total
Balance at December 31, 2010	$48,497	$454,237	$436,121	$938,855

Foreign currency translation	—	(7,387)	—	(7,387)
Amortization of tax goodwill in excess of book goodwill	(177)	(2,425)	(3,724)	(6,326)
Purchase price allocation adjustments (1)	—	—	1,251	1,251

Balance at December 31, 2011	$48,320	$444,425	$433,648	$926,393

Foreign currency translation	—	5,019	—	5,019
Amortization of tax goodwill in excess of book goodwill	(96)	(1,793)	(2,812)	(4,701)

Balance at December 31, 2012	$48,224	$447,651	$430,836	$926,711

(1)	This change was associated with the acquisition of CDTECH on December 31, 2010. See Note 4 above for additional discussion of the acquisition.

As discussed in Note 2, in the fourth quarter of 2012, we performed a qualitative assessment of goodwill to determine whether it was more likely than not that the fair value of a reporting unit was less than its carrying value. Based upon this qualitative assessment, a two-phase quantitative assessment was not required to be performed for any of our reporting units and no impairment charge was necessary during 2012. There can be no assurance that future goodwill impairment tests will not result in charges to earnings.

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Intangible Assets—The following table provides a summary of our acquired finite-lived intangible assets at December 31, 2012 and 2011, including weighted-average useful lives for each major intangible asset class and in total:

	December 31, 2012		December 31, 2011
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Finite-lived intangible assets (weighted average life)
Process technologies (16 years) (1)	$228,304	$(71,391)	$228,363	$(57,381)
Tradenames (20 years) (2)	10,417	(2,659)	38,346	(25,814)
Backlog (2)	—	—	10,669	(8,782)
Lease agreements (6 years)	7,409	(6,599)	7,279	(5,792)
Non-compete agreements (7 years)	2,929	(2,102)	2,895	(1,664)

Total (15 years)	$249,059	$(82,751)	$287,552	$(99,433)

(1)

Our technologies primarily relate to process licenses for the gas processing, hydrocarbon refining and petrochemical industries. The technologies were valued based upon their ability to generate earnings in excess of those associated with standard products. The valuation included an analysis of current and potential industry and competitive factors, including market share, barriers to entry, pricing, competitor and customer technologies, research and development budgets, patent protection and potential for product line extensions. The amortization periods were estimated based upon a combination of the expectations of general industry refurbishment rates for the types of technologies we provide, remaining patent protection periods for our patented technologies, and the expected lives of those technologies for which we do not seek patent protection.

(2)

Tradename and backlog intangibles totaling $27,990 and $10,669, respectively, became fully amortized in 2012 and were therefore removed from the gross carrying and accumulated amortization balances above.

The decrease in other intangibles during 2012 related to amortization expense partly offset by the impact of foreign currency translation. Amortization expense for 2012, 2011 and 2010 was $22,613, $26,302, and $23,690, respectively. For intangibles existing at December 31, 2012, the amortization for 2013, 2014, 2015, 2016 and 2017 is anticipated to be approximately $16,500, $15,900, $15,400, $15,400 and $15,400, respectively.

6. JOINT VENTURE ARRANGEMENTS

As discussed in Note 2, we account for our unconsolidated joint ventures primarily using the equity method of accounting. Further, we consolidate any joint venture that is determined to be a VIE for which we are the primary beneficiary, or which we otherwise effectively control.

Unconsolidated Joint Ventures—The following is a summary description of our material unconsolidated joint ventures, which have been accounted for using the equity method:

•

Chevron-Lummus Global—We have a 50% equity interest in Chevron-Lummus Global (“CLG”), which provides licenses, basic engineering services and catalyst supply for deep conversion (e.g. hydrocracking), residual hydroprocessing and lubes processing. The business primarily focuses on converting/upgrading heavy/sour crude that is produced in the refinery process to more marketable products. As sufficient capital investments in CLG have been made by the joint venture partners, it does not qualify as a VIE. Additionally, we do not effectively control CLG and therefore do not consolidate the joint venture.

•

CDTECH—As discussed in Note 4, on December 31, 2010, we acquired the remaining 50% equity interest in CDTECH, and accordingly, we consolidated the entity as of that date. Our 2012 and 2011 Statements of Operations include the results of operations of CDTECH and our Balance Sheets at December 31, 2012 and 2011 include the assets acquired and liabilities assumed in the acquisition.

We have no other material unconsolidated joint ventures. Dividends received from equity method joint ventures were $20,286, $9,605 and $26,853 during 2012, 2011 and 2010, respectively.

Consolidated Joint Ventures—The following is a summary description of the material joint ventures we consolidate due to their designation as VIEs for which we are the primary beneficiary:

•

CBI Kentz Joint Venture—In 2011, a joint venture between CB&I (65%) and Kentz (35%) was formed to perform the structural, mechanical, piping, electrical and instrumentation work on, and to provide commissioning support for, three Liquefied Natural Gas (“LNG”) trains, including associated utilities and a domestic gas processing and compression plant for the Gorgon LNG project, located on Barrow Island, Australia. The contract value is approximately $3.4 billion.

•

CBI Clough Joint Venture—In 2009, a joint venture between CB&I (65%) and Clough (35%) was formed to perform the EPC work for a gas conditioning plant, nearby wellheads, and associated piping and infrastructure for the Papua New Guinea LNG project, located in the Southern Highlands of Papua New Guinea. The contract value is approximately $2.1 billion.

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents summarized balance sheet information for the aforementioned VIEs:

	December 31,
	2012	2011
CBI Kentz Joint Venture
Current assets	$82,421	$26,415
Current liabilities	$39,276	$17,417
CBI Clough Joint Venture
Current assets	$145,666	$81,773
Current liabilities	$79,523	$22,498

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

7. SUPPLEMENTAL BALANCE SHEET DETAIL

The components of property and equipment, accrued liabilities and other non-current liabilities at December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2011
Components of Property and Equipment
Land and improvements	$59,090	$55,406
Buildings and improvements	167,593	141,102
Plant, field equipment and other	378,749	352,392

Total property and equipment	605,432	548,900
Accumulated depreciation	(319,561)	(286,897)

Property and equipment, net	$285,871	$262,003

Components of Accrued Liabilities
Payroll-related obligations	$168,404	$125,862
Income taxes payable	29,714	33,458
Self-insurance, retention and other reserves	4,447	4,284
Pension obligations	3,251	3,327
Postretirement medical benefit obligations	2,864	3,808
Other (1)	146,020	107,857

Accrued liabilities	$354,700	$278,596

Components of Other Non-Current Liabilities
Pension obligations	$104,728	$62,667
Postretirement medical benefit obligations	47,739	51,250
Self-insurance, retention and other reserves	17,605	19,103
Income tax reserves	5,169	7,374
Other (2)	97,202	103,590

Other non-current liabilities	$272,443	$243,984

(1)

Represents various accruals that are each individually less than 5% of total current liabilities, including accruals for non-contract payables, operating lease obligations, country-specific employee benefits, derivatives, and medical and legal obligations.

(2)

Represents various accruals that are each individually less than 5% of total liabilities, including accruals for taxes, operating lease obligations, deferred rent, and country-specific employee benefits.

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. FACILITY REALIGNMENT LIABILITY

We recognized charges of $2,581, $13,342 and $10,616 for 2012, 2011 and 2010 respectively, within cost of revenue, associated with the consolidation or relocation of several of our leased U.S. and international engineering offices in support of the requirements of our backlog. The charges were primarily associated with the accelerated recognition of future operating lease expense for unutilized facility capacity in our Project Engineering and Construction and Steel Plate Structures sectors, where we remain contractually obligated to a lessor. The following table presents the total accelerated operating lease charges recognized during 2012 and 2011 and the remaining net operating lease obligation at December 31, 2012 and 2011:

	Years Ended December 31,
	2012	2011
Beginning Balance	$15,278	$6,105
Charges (1)	2,581	10,081
Cash payments	(5,119)	(1,840)
Foreign exchange and other	12	932

Ending Balance (2)	$12,752	$15,278

(1)

During 2012, charges of $2,581 were related to facilities in our Steel Plate Structures sector. During 2011, charges of $2,816 and $7,265 were related to facilities in our Steel Plate Structures and Project Engineering and Construction sectors, respectively.

(2)

The remaining net operating lease obligation was recorded in accrued liabilities and other non-current liabilities, based on the anticipated timing of payments. For the remaining obligation at December 31, 2012, cash payments are anticipated to be approximately $7,500, $1,500, $3,500, $200 and $100 in 2013, 2014, 2015, 2016, and 2017, respectively.

Additionally, we recognized charges in 2011 and 2010 within cost of revenue associated with the write-down of leasehold improvements and other long-term assets in the facilities noted above. These charges were $3,261 in 2011 ($2,077 and $1,184 for our Steel Plate Structures and Project Engineering and Construction sectors, respectively) and $3,889 in 2010 (all of which related to our Project Engineering and Construction sector). There were no similar charges during 2012. We do not expect these consolidation activities to have a material effect on our future sector or consolidated results of operations or cash flow.

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. DEBT

Our outstanding debt at December 31, 2012 and 2011 was as follows:

	December 31,
	2012	2011
Current
Current maturity of long-term debt	$—	$40,000

Current debt	$—	$40,000

Long-Term
Revolving Facility: $1,100,000 four-year revolver (interest at prime plus an applicable floating margin or LIBOR plus an applicable floating margin)	$—	$—
Revolving Facility: $650,000 five-year revolver (interest at prime plus an applicable floating margin or LIBOR plus an applicable floating margin)	—	—
LC Agreement: $125,000 letter of credit and term loan agreement (term loan interest at LIBOR plus 1.75%)	—	—
Term Loan: $200,000 term loan (interest at LIBOR plus an applicable floating margin)	—	40,000
Term Loan: $1,000,000 term loan (interest at LIBOR plus an applicable floating margin)	—	—
Senior Notes, Series A-D: $800,000 senior notes (fixed interest ranging from 4.15% to 5.30%)	800,000	—
Less: current maturity of long-term debt	—	(40,000)

Long-term debt	$800,000	$—

Revolving Facilities—We have a four-year, $1,100,000, committed and unsecured revolving credit facility (the “Revolving Facility”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, and Bank of America, N.A. (“BofA”), as syndication agent, which expires in July 2014. The Revolving Facility was amended effective December 21, 2012 to allow for the Shaw Acquisition and related financing as further described below. The Revolving Facility, as amended, has a borrowing sublimit of $550,000 and certain financial covenants, including a temporary maximum leverage ratio of 3.25 beginning at the Acquisition Closing Date, with such maximum declining to its previous level of 2.50 within six quarters of the Acquisition Closing Date, a minimum fixed charge coverage ratio of 1.75 and a minimum net worth level calculated as $1,010,619 at December 31, 2012. The Revolving Facility also includes customary restrictions regarding subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, and mergers and acquisitions, as well as a trailing twelve-month limitation of $300,000 for dividend payments and share repurchases (subject to certain financial covenants), among other restrictions. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. The interest, letter of credit fee, and commitment fee percentages are based upon our quarterly leverage ratio. In the event that we were to borrow funds under the facility, interest would be assessed at either prime plus an applicable floating margin or LIBOR plus an applicable floating margin. At December 31, 2012, we had issued $264,836 of letters of credit under the Revolving Facility, providing $835,164 of available capacity under this facility. Such letters of credit are generally issued to customers in the ordinary course of business to support advance payments and performance guarantees, in lieu of retention on our contracts, or in certain cases, are issued in support of our insurance program.

On December 21, 2012, we also entered into a five-year, $650,000, committed and unsecured revolving credit facility (the “Second Revolving Facility”) with BofA, as administrative agent, and Credit Agricole Corporate and Investment Bank (“Credit Agricole”), as syndication agent, which expires in February 2018. The Second Revolving Facility has a $487,500 borrowing sublimit and financial and restrictive covenants similar to those noted above for the Revolving Facility. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. The interest, letter of credit fee, and commitment fee percentages are based upon our quarterly leverage ratio. In the event that we were to borrow funds under the facility, interest would be assessed at either prime plus an applicable floating margin or LIBOR plus an applicable floating margin. The Second Revolving Facility will supplement our Revolving Facility and was used to replace $186,842 of Shaw’s existing credit facilities on the Acquisition Closing Date. However, at December 31, 2012, we had issued no borrowings or outstanding letters of credit under the Second Revolving Facility, as none were permitted until the Acquisition Closing Date.

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

LC Agreement—In addition to our revolving facilities, at December 31, 2012, we had a $125,000 committed and unsecured letter of credit and term loan agreement (the “LC Agreement”) with BofA, as administrative agent, JPMorgan, and various private placement note investors, which was terminated on February 12, 2013. At December 31, 2012, the LC Agreement was fully utilized; however, the letters of credit under the LC Agreement were replaced with capacity under our Revolving Facility upon termination of the LC Agreement. The LC Agreement had financial and restrictive covenants similar to those noted above for the Revolving Facility.

Term Loans—At December 31, 2011, we had $40,000 remaining under our $200,000 Term Loan with JPMorgan, as administrative agent, and BofA, as syndication agent. Interest under the Term Loan was paid quarterly in arrears and, at our election, was based upon LIBOR plus an applicable floating margin. However, we had an interest rate swap that provided for an interest rate of approximately 5.57%, inclusive of the applicable floating margin. The remaining Term Loan balance was repaid in November 2012.

On December 21, 2012, we entered into a four-year, $1,000,000 unsecured term loan (the “Acquisition Term Loan”) with BofA as administrative agent, to fund a portion of the Shaw Acquisition; however, borrowings were not allowed or made until the Acquisition Closing Date, at which time the $1,000,000 was funded. Interest and principal under the Acquisition Term Loan will be paid quarterly in arrears and, at our election, bears interest at LIBOR plus an applicable floating margin. Annual future maturities for the Acquisition Term Loan are $75,000, $100,000, $100,000, $150,000 and $575,000 in 2013, 2014, 2015, 2016 and 2017 respectively. The Acquisition Term Loan has financial and restrictive covenants similar to those noted above for the Revolving Facility.

Senior Notes—On December 28, 2012, we issued a series of Senior Notes totaling $800,000 in the aggregate, with Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Credit Agricole, as administrative agents, to fund a portion of the Shaw Acquisition. The Senior Notes were funded into an escrow account on December 28, 2012, and were restricted from use until the Acquisition Closing Date. Accordingly, the escrowed funds were recorded as restricted cash, and the Senior Notes were recorded as long-term debt, on our Balance Sheet at December 31, 2012. The Senior Notes have financial and restrictive covenants similar to those noted above for the Revolving Facility and include Series A through D, which contain the following terms:

•	Series A—Interest due semi-annually at a fixed rate of 4.15%, with principal of $150,000 due in December 2017

•	Series B—Interest due semi-annually at a fixed rate of 4.57%, with principal of $225,000 due in December 2019

•	Series C—Interest due semi-annually at a fixed rate of 5.15%, with principal of $275,000 due in December 2022

•	Series D—Interest due semi-annually at a fixed rate of 5.30%, with principal of $150,000 due in December 2024

Shaw Acquisition Commitment Letter—To ensure sufficient financing for the Shaw Acquisition, on July 30, 2012, we entered into a commitment letter (the “Commitment Letter”) with BofA and Credit Agricole (collectively, the “Commitment Parties”), pursuant to which the Commitment Parties committed to provide new senior credit facilities. At December 31, 2012, the aggregate principal amount of the committed senior credit facilities totaled $750,000. As discussed above, permanent financing consisting of our Acquisition Term Loan and Senior Notes was used to fund a portion of the Shaw Acquisition, replacing the Commitment Letter on the Acquisition Closing Date.

Uncommitted Facilities—We also have various short-term, uncommitted revolving credit facilities (the “Uncommitted Facilities”) across several geographic regions of approximately $1,691,431. These facilities are generally used to provide letters of credit or bank guarantees to customers to support advance payments and performance guarantees in the ordinary course of business or in lieu of retention on our contracts. At December 31, 2012, we had issued $691,132 under the Uncommitted Facilities, providing $1,000,299 of available capacity under these facilities. Additionally, in conjunction with the Shaw Acquisition, the Uncommitted Facilities were used to replace $99,588 million of Shaw’s existing credit facilities on the Acquisition Closing Date. In addition to providing letters of credit or bank guarantees, we also issue surety bonds in the ordinary course of business to support our contract performance.

Compliance and Other—During 2012, we had no material borrowings under the Revolving Facility, the Second Revolving Facility, the LC Agreement or the Uncommitted Facilities. As of December 31, 2012, we were in compliance with all of our restrictive and financial covenants. Capitalized interest was insignificant in 2012, 2011 and 2010.

10. FINANCIAL INSTRUMENTS

Foreign Currency Exchange Rate Derivatives

Operating Exposures—At December 31, 2012, the notional value of our outstanding forward contracts to hedge certain foreign exchange-related operating exposures was approximately $125,400. These contracts vary in duration, maturing up to three years from period-end. We designate certain of these hedges as cash flow hedges and accordingly, changes in their fair value are recognized in AOCI until the associated underlying operating exposure impacts our earnings. We exclude forward points, which are recognized as ineffectiveness within cost of revenue and are not material to our earnings, from our hedge assessment analysis.

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Rate Derivatives

Interest Rate Exposures—During 2012, we continued to utilize a swap arrangement to hedge against interest rate variability associated with our Term Loan. The swap arrangement was designated as a cash flow hedge as its critical terms matched those of the Term Loan at inception and through November 2012, when we paid the remaining Term Loan balance of $40,000. Accordingly, changes in the fair value of the hedge were recognized in AOCI until the associated underlying exposure impacted our earnings.

Financial Instruments Disclosures

Financial instruments are required to be categorized within a valuation hierarchy based upon the lowest level of input that is significant to the fair value measurement. The three levels of the valuation hierarchy are as follows:

•

Level 1—Fair value is based upon quoted prices in active markets. Our cash and cash equivalents and restricted cash are classified within Level 1 of the valuation hierarchy as they are valued at cost, which approximates fair value.

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

•

Level 3—Fair value is based upon internally-developed models that use, as their basis, significant unobservable market parameters. We did not have any Level 3 classifications at December 31, 2012 or 2011.

The following table presents the fair value of our cash and cash equivalents, restricted cash, foreign currency exchange rate derivatives and interest rate derivatives at December 31, 2012 and 2011, respectively, by valuation hierarchy and balance sheet classification:

	December 31, 2012				December 31, 2011
	Level 1	Level 2 (1)	Level 3	Total	Level 1	Level 2 (1)	Level 3	Total
Assets
Cash and cash equivalents	$643,395	$—	$—	$643,395	$671,811	$—	$—	$671,811
Restricted cash	800,000	—	—	800,000	—	—	—	—
Other current assets	—	1,731	—	1,731	—	2,983	—	2,983
Other non-current assets	—	5	—	5	—	51	—	51

Total assets at fair value	$1,443,395	$1,736	$—	$1,445,131	$671,811	$3,034	$—	$674,845

Liabilities
Accrued liabilities	$—	$(5,072)	$—	$(5,072)	$—	$(4,414)	$—	$(4,414)
Other non-current liabilities	—	(497)	—	(497)	—	(433)	—	(433)

Total liabilities at fair value	$—	$(5,569)	$—	$(5,569)	$—	$(4,847)	$—	$(4,847)

(1)

We are exposed to credit risk on our hedging instruments associated with potential counterparty non-performance, and the fair value of our derivatives reflects this credit risk. The total assets at fair value above represent the maximum loss that would be incurred on our outstanding hedges if the applicable counterparties failed to perform according to the hedge contracts. To help mitigate counterparty credit risk, we transact only with counterparties that are rated as investment grade or higher and monitor all such counterparties on a continuous basis.

The carrying values of our accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. At December 31, 2012, the fair value of our $800,000 Senior Notes, which were issued and funded into an escrow account on December 28, 2012, approximated their carrying value. At December 31, 2011, the fair value of our Term Loan, based upon the current market rates for debt with similar credit risk and maturity, approximated its carrying value as interest was based upon LIBOR plus an applicable floating spread and was paid quarterly in arrears. As noted above, our remaining Term Loan balance was paid in November 2012.

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivatives Disclosures

The following table presents the total fair value by underlying risk and balance sheet classification for derivatives designated as cash flow hedges and derivatives not designated as cash flow hedges at December 31, 2012 and 2011:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Classification	December 31, 2012	December 31, 2011	Balance Sheet Classification	December 31, 2012	December 31, 2011
Derivatives designated as cash flow hedges
Interest rate	Other current and non-current assets	$—	$—	Accrued and other non-current liabilities	$—	$(1,274)
Foreign currency	Other current and non-current assets	628	750	Accrued and other non-current liabilities	(862)	(1,191)

		$628	$750		$(862)	$(2,465)

Derivatives not designated as cash flow hedges
Interest rate	Other current and non-current assets	$—	$—	Accrued and other non-current liabilities	$—	$—
Foreign currency	Other current and non-current assets	1,108	2,284	Accrued and other non-current liabilities	(4,707)	(2,382)

		$1,108	$2,284		$(4,707)	$(2,382)

Total fair value		$1,736	$3,034		$(5,569)	$(4,847)

The following table presents the total value, by underlying risk, recognized in other comprehensive income (“OCI”) and reclassified from AOCI to interest expense (interest rate derivatives) and cost of revenue (foreign currency derivatives) during 2012 and 2011 for derivatives designated as cash flow hedges:

	Amount of Gain (Loss) on Effective Derivative Portion
	Recognized in OCI		Reclassified from AOCI into Earnings (1)
	Years Ended December 31,
	2012	2011	2012	2011
Derivatives designated as cash flow hedges
Interest rate	$—	$(150)	$(1,341)	$(3,243)
Foreign currency	318	(444)	117	720

Total	$318	$(594)	$(1,224)	$(2,523)

(1)	Unrealized gains of $403 are anticipated to be reclassified from AOCI into earnings during the next 12 months due to settlement of the associated underlying obligations.

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the total value, by underlying risk, recognized in interest expense (interest rate derivatives) and cost of revenue (foreign currency derivatives) for 2012 and 2011 for derivatives not designated as cash flow hedges:

	Amount of Gain (Loss) Recognized in Earnings
	Years Ended December 31,
	2012	2011
Derivatives not designated as cash flow hedges
Interest rate	$—	$—
Foreign currency	(6,985)	(3,919)

Total	$(6,985)	$(3,919)

11. RETIREMENT BENEFITS

Defined Contribution Plans

We sponsor multiple contributory defined contribution plans for eligible employees with various features including voluntary pre-tax salary deferral features, matching contributions, and savings plan contributions in the form of cash or our common stock, to be determined annually. During 2012, 2011 and 2010, we expensed $53,189, $43,530 and $43,451, respectively, for these plans. In addition, we sponsor several other defined contribution plans that cover salaried and hourly employees for which we do not provide contributions. The cost of these plans was not significant to us in 2012, 2011 or 2010.

Defined Benefit Pension and Other Postretirement Plans

We currently sponsor various defined benefit pension plans covering certain employees in our business sectors. We also provide certain health care and life insurance benefits for our retired employees through health care and life insurance benefit programs. Retiree health care benefits are provided under an established formula, which limits costs based upon prior years of service of retired employees. These plans may be changed or terminated by us at any time. The following tables provide combined information for our defined benefit pension and other postretirement plans:

Components of Net Periodic Benefit Cost

	Pension Plans			Other Postretirement Plans
	2012	2011	2010	2012	2011	2010
Service cost	$3,862	$4,020	$3,236	$1,124	$966	$1,092
Interest cost	26,623	29,296	26,868	2,571	2,918	2,984
Expected return on plan assets	(23,856)	(26,197)	(23,561)	—	—	—
Amortization of prior service (credits) costs	(452)	(489)	96	(269)	(269)	(269)
Recognized net actuarial losses (gains)	2,718	1,152	1,427	(348)	(476)	(369)
Settlement/curtailment (1)	—	—	3,763	(2,841)	—	—

Net periodic benefit expense	$8,895	$7,782	$11,829	$237	$3,139	$3,438

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Change in Benefit Obligation

	Pension Plans		Other Postretirement Plans
	2012	2011	2012	2011
Benefit obligation at beginning of year	$563,194	$537,948	$55,058	$51,412
Service cost	3,862	4,020	1,124	966
Interest cost.	26,623	29,296	2,571	2,918
Actuarial loss (2)	89,165	31,293	302	1,931
Plan participants’ contributions	2,868	3,172	1,707	1,711
Benefits paid	(27,556)	(26,793)	(3,804)	(3,849)
Settlement/curtailment (1)	—	—	(6,493)	—
Currency translation	15,530	(15,742)	138	(31)

Benefit obligation at end of year	$673,686	$563,194	$50,603	$55,058

Change in Plan Assets

	Pension Plans		Other Postretirement Plans
	2012	2011	2012	2011
Fair value at beginning of year	$510,883	$494,416	$—	$—
Actual return on plan assets	51,521	35,338	—	—
Benefits paid	(27,556)	(26,793)	(3,804)	(3,849)
Employer contributions (3)	14,865	19,201	2,097	2,138
Plan participants’ contributions	2,868	3,172	1,707	1,711
Currency translation	13,126	(14,451)	—	—

Fair value at end of year	$565,707	$510,883	$—	$—

Funded status	$(107,979)	$(52,311)	$(50,603)	$(55,058)

Amounts recognized in the balance sheet consist of:
Prepaid benefit cost within other non-current assets	$—	$13,683	$—	$—
Accrued benefit cost within accrued liabilities	(3,251)	(3,327)	(2,864)	(3,808)
Accrued benefit cost within other non-current liabilities	(104,728)	(62,667)	(47,739)	(51,250)

Net funded status recognized	$(107,979)	$(52,311)	$(50,603)	$(55,058)

Unrecognized net prior service credits	$(2,402)	$(2,812)	$(266)	$(535)
Unrecognized net actuarial losses (gains)	109,898	48,280	(12,696)	(9,767)

Accumulated other comprehensive loss (income), before taxes (4)	$107,496	$45,468	$(12,962)	$(10,302)

(1)

The settlement/curtailment amounts were primarily associated with termination of benefits for our U.K. postretirement plan in 2012 and accelerated benefit accruals for our Germany pension plan in 2010.

(2)	The actuarial loss for 2012 and 2011 was primarily associated with a decrease in discount rate assumptions for our international pension plans.
(3)	During 2013, we expect to contribute approximately $16,800 and $2,900 to our pension and other postretirement plans, respectively.
(4)	During 2013, we expect to recognize $728 and $3,741 of previously unrecognized net prior service pension credits and net actuarial pension losses, respectively.

Accumulated Benefit Obligation—At December 31, 2012 and 2011, the accumulated benefit obligation for all defined benefit pension plans was $661,291 and $554,804, respectively. The following table includes summary information for those defined benefit plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
	2012	2011
Projected benefit obligation	$673,686	$185,974
Accumulated benefit obligation	$661,291	$185,212
Fair value of plan assets	$565,707	$119,988

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan Assumptions—The following table reflects the weighted-average assumptions used to measure our defined benefit pension and other postretirement plans:

	Pension Plans		Other Postretirement Plans
	2012	2011	2012	2011
Weighted-average assumptions used to determine benefit obligations at December 31,
Discount rate	3.81%	4.82%	4.05%	4.85%
Rate of compensation increase (1)	3.90%	3.64%	n/a	n/a
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31,
Discount rate	4.82%	5.45%	4.85%	5.74%
Expected long-term return on plan assets (2)	4.40%	4.61%	n/a	n/a
Rate of compensation increase (1)	3.90%	3.64%	n/a	n/a

(1)	The rate of compensation increase relates solely to the defined benefit plans that factor compensation increases into the valuation.
(2)	The expected long-term rate of return on plan assets was derived using historical returns by asset category and expectations for future performance.

Benefit Payments—The following table includes the expected defined benefit pension and other postretirement plan payments for the next 10 years:

		Other
	Pension	Postretirement
Year	Plans	Plans
2013	$28,345	$2,864
2014	$29,258	$3,138
2015	$29,771	$3,303
2016	$31,045	$3,430
2017	$37,166	$3,484
2018-2022	$168,916	$17,349

Plan Assets—Our investment strategy for defined benefit plan assets seeks to optimize the proper risk-return relationship considered appropriate for each respective plan’s investment goals, using a global portfolio of various asset classes diversified by market segment, economic sector and issuer. The primary goal is to optimize the asset mix to fund future benefit obligations, while managing various risk factors and each plan’s investment return objectives.

Our defined benefit pension plan assets in the U.S. are invested in a well-diversified portfolio of equities (including U.S. large, mid and small-capitalization and international equities) and fixed income securities (including corporate and government bonds). Non-U.S. defined benefit pension plan assets are similarly invested in well-diversified portfolios of equity, fixed income and other securities. At December 31, 2012, our target weighted-average asset allocations by asset category were: equity securities (20%-30%), fixed income securities (60%-70%), and other investments (0%-10%).

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present the fair value of our plan assets by investment category and valuation hierarchy level as of December 31, 2012 and 2011:

	December 31, 2012
	Quoted Market Prices In Active Markets (Level 1)	Internal Models With Significant Observable Market Parameters (Level 2)	Internal Models With Significant Unobservable Market Parameters (Level 3)	Total Carrying Value On The Consolidated Balance Sheet
Asset Category
Equity Securities:
Global Equities	$5,772	$—	$—	$5,772
International Funds (a)	—	158,302	—	158,302
Emerging Markets Growth Funds	—	12,636	—	12,636
U.S. Large-Cap Growth Funds	—	3,012	—	3,012
U.S. Mid-Cap Growth Funds	—	711	—	711
U.S. Small-Cap Growth Funds	—	400	—	400
U.S. Small-Cap Value Funds	—	414	—	414
Fixed Income Securities:
Euro Government Bonds (b)	—	183,993	—	183,993
Euro Corporate Bonds (c)	—	90,620	—	90,620
U.K. Government Index-Linked Bonds (d)	—	23,543	—	23,543
U.K. Corporate Bonds (e)	—	17,299	—	17,299
Other International Bonds (f)	—	56,194	—	56,194
U.S. Corporate and Government Bonds	—	2,315	—	2,315
Guaranteed Investment Contracts	—	918	—	918
Other Investments:
Private Equity Funds	—	—	—	—
Commodities	—	9,578	—	9,578

Total Assets at Fair Value	$5,772	$559,935	$—	$565,707

	December 31, 2011
	Quoted Market Prices In Active Markets (Level 1)	Internal Models With Significant Observable Market Parameters (Level 2)	Internal Models With Significant Unobservable Market Parameters (Level 3)	Total Carrying Value On The Consolidated Balance Sheet
Asset Category
Equity Securities:
Global Equities	$6,189	$—	$—	$6,189
International Funds (a)	—	119,666	—	119,666
Emerging Markets Growth Funds	—	10,717	—	10,717
U.S. Large-Cap Growth Funds	—	2,862	—	2,862
U.S. Mid-Cap Growth Funds	—	630	—	630
U.S. Small-Cap Growth Funds	—	396	—	396
U.S. Small-Cap Value Funds	—	382	—	382
Fixed Income Securities:
Euro Government Bonds (b)	—	166,713	—	166,713
Euro Corporate Bonds (c)	—	84,726	—	84,726
U.K. Government Index-Linked Bonds (d)	—	22,918	—	22,918
U.K. Corporate Bonds (e)	—	13,564	—	13,564
Other International Bonds (f)	—	59,612	—	59,612
U.S. Corporate and Government Bonds	—	1,696	—	1,696
Guaranteed Investment Contracts	—	974	—	974
Other Investments:
Private Equity Funds	—	—	10,632	10,632
Commodities	—	9,206	—	9,206

Total Assets at Fair Value	$6,189	$494,062	$10,632	$510,883

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following provides descriptions for plan asset categories with significant balances in the tables above:

(a)	Investments in various funds that track international indices.

(b)	Investments in European Union government securities with credit ratings of primarily AAA.

(c)	Investments in European fixed interest securities with credit ratings of primarily BBB and above.

(d)	Investments predominantly in U.K. Treasury securities with credit ratings of primarily AAA.

(e)	Investments predominantly in U.K. fixed interest securities with credit ratings of primarily BBB and above.

(f)	Investments predominantly in various international fixed income obligations that are individually insignificant.

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

Level 3 assets include private equity hedge funds for which the principal investment objective is to invest in a portfolio that delivers returns with low volatility and near zero betas to traditional asset classes, when measured over an economic cycle. The following table presents the activity in these funds for 2012 and 2011:

	Years Ended December 31,
	2012	2011
Beginning Balance	$10,632	$10,776
Actual return on plan assets	—	(11)
Purchases, sales and settlements	10,632)	28
Translation loss	—	(161)

Ending Balance	$—	$10,632

Health Care Cost Inflation—During 2012, we maintained multiple medical plans for certain groups of retirees and their dependents in the U.S. and the U.K., subject to vesting requirements. Under our program in the U.S., certain eligible current and future retirees are covered by a defined fixed dollar benefit, under which our costs for each participant are fixed. Additionally, there is a closed group of U.S. retirees for which we assume some or all of the cost of coverage. For this group, health care cost trend rates are projected at annual rates ranging from 7.5% in 2013 down to 5.0% in 2017 and beyond. Under the U.S. program, since 2011, new employees are not eligible for post-retirement medical benefits. As previously noted, during 2012, benefits under our U.K. plan were terminated.

Increasing (decreasing) the assumed health care cost trends by one percentage point for our U.S. program is estimated to increase (decrease) the total of the service and interest cost components of net postretirement health care cost for 2012 and the accumulated postretirement benefit obligation at December 31, 2012, as follows:

	1-Percentage-	1-Percentage-
	Point Increase	Point Decrease
Effect on total of service and interest cost	$66	$(59)
Effect on postretirement benefit obligation	$1,406	$(1,262)

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Multi-employer Pension Plans—We contribute to certain union sponsored multi-employer defined benefit pension plans, primarily in the U.S. and Canada. Benefits under these plans are generally based upon years of service and compensation levels. Under U.S. legislation regarding such pension plans, the risks of participation are different than single-employer pension plans as (1) assets contributed to the plan by a company may be used to provide benefits to participants of other companies, (2) if a participating company discontinues contributions to a plan, other participating companies may have to cover any unfunded liability that may exist, and (3) a company is required to continue funding its proportionate share of a plan’s unfunded vested benefits in the event of withdrawal (as defined by the legislation) from a plan or plan termination. The following table provides additional information regarding our significant multi-employer defined benefit pension plans, including the funding level of each plan (or zone status, as defined by the Pension Protection Act), whether actions to improve the funding level of the plan have been implemented, where required (a funding improvement plan (“FIP”) or rehabilitation plan (“RP”)), our contributions to each significant plan and total contributions for 2012, 2011 and 2010, among other disclosures:

	EIN/Plan Number	Pension Protection Act (% Funded) (1)		FIP/RP Plan (1)	Total Company Contributions (2)			Expiration Date of Collective- Bargaining Agreement
Pension Fund		2012	2011		2012	2011	2010
Boilermaker-Blacksmith National Pension Trust	48-6168020-001	65%-80%	65%-80%	Yes	$6,910	$5,748	$3,238	10/13
Twin City Carpenters and Joiners Pension Fund	41-6043137-001	65%-80%	65%-80%	Yes	1,665	1,714	1,312	04/13
Minnesota Laborers Pension Plan (3)	41-6159599-001	Not Available	>80%	No	745	866	654	04/13
Twin City Iron Workers Pension Plan	41-6084127-001	65%-80%	65%-80%	Yes	657	699	475	04/13
Boilermakers’ National Pension Plan (Canada)	366708	N/A	N/A	N/A	9,748	7,154	6,634	04/15
Edmonton Pipe Industry Pension Plan (Canada)	546028	N/A	N/A	N/A	5,623	1,469	338	04/15
Alberta Ironworkers Pension Fund (Canada)	555656	N/A	N/A	N/A	1,480	1,156	459	04/15
All Other (4)					565	644	572

					$27,393	$19,450	$13,682

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

(2)

For 2012, our contributions as a percentage of total plan contributions were not available for any of our plans. For 2011, our contributions to the Boilermakers’ National Pension Plan (Canada) and the Alberta Ironworkers Pension Fund (Canada) exceeded 5% of total plan contributions. For 2010, only our contributions to the Boilermakers’ National Pension Plan (Canada) exceeded 5% of total plan contributions. The level of our contributions to each plan noted above varies from period to period based upon the level of work being performed that is covered under the applicable collective-bargaining agreement.

(3)

The funding level (zone status) for the 2012 plan year was not available for this plan. However, based on total plan assets and accumulated benefit obligations, the Minnesota Laborers Pension Plan was greater than 80% funded (green zone status) as of January 1, 2012.

(4)	Our remaining contributions are to various U.S. and Canadian plans, which are immaterial individually and in the aggregate.

We also contribute to our multi-employer plans for annuity benefits covered under the defined contribution portion of the plans as well as health benefits. We made contributions to our multi-employer plans of $13,271, $12,170 and $8,796 during 2012, 2011, and 2010, respectively, for these additional benefits.

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. COMMITMENTS AND CONTINGENCIES

Leases—Certain facilities and equipment, including project-related field equipment, are rented under operating leases that expire at various dates through 2022. Rent expense for operating leases was $76,880, $73,835 and $60,529 in 2012, 2011 and 2010, respectively. Future minimum payments under non-cancelable operating leases having initial terms of one year or more are as follows:

Year	Amount
2013	$67,826
2014	41,980
2015	32,328
2016	24,588
2017	20,811
Thereafter	57,466

Total (1)	$244,999

(1)	Approximately $24,000 of minimum lease payments above are contractually recoverable through our cost-reimbursable projects.

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

Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Over the past several decades and through December 31, 2012, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 5,200 plaintiffs and, of those claims, approximately 1,300 claims were pending and 3,900 have been closed through dismissals or settlements. Over the past several decades and through December 31, 2012, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount of approximately one thousand dollars per claim. We review each case on its own merits and make accruals based upon the probability of loss and our estimates of the amount of liability and related expenses, if any. We do not believe that any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow, and, at December 31, 2012, we had approximately $1,900 accrued for liability and related expenses. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that we may expect to recover because of the variability in coverage amounts, limitations and deductibles, or the viability of carriers, with respect to our insurance policies for the years in question.

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

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We believe that we are in compliance, in all material respects, with all environmental laws and regulations. We do not believe that any environmental matters will have a material adverse effect on our future results of operations, financial position or cash flow. We do not anticipate that we will incur material capital expenditures for environmental controls or for the investigation or remediation of environmental conditions during 2013 or 2014.

Litigation Against CB&I and Shaw—In connection with the Shaw Acquisition, purported shareholders of Shaw filed shareholder class action lawsuits against Shaw, CB&I, and the directors of Shaw. On December 13, 2012, the class action lawsuits were settled for an amount that was not material to our results of operations, financial position or cash flow.

Letters of Credit/Bank Guarantees/Surety Bonds—In the ordinary course of business, we may obtain surety bonds and letters of credit, which we provide to our customers to secure advance payment or our performance under our contracts, or in lieu of retention being withheld on our contracts. In the event of our non-performance under a contract and an advance being made by a bank pursuant to a draw on a letter of credit, the advance would become a borrowing under a credit facility and thus our direct obligation. Where a surety incurs such a loss, an indemnity agreement between the parties and us may require payment from our excess cash or a borrowing under our credit facilities. When a contract is completed, the contingent obligation terminates and the bonds or letters of credit are returned. At December 31, 2012, we had provided $1,305,852 of surety bonds and letters of credit to support our contracting activities in the ordinary course of business. This amount fluctuates based upon the mix and level of contracting activity.

Insurance—We have elected to retain portions of future losses, if any, through the use of deductibles and self-insured retentions for our exposures related to third-party liability and workers’ compensation. Liabilities in excess of these amounts are the responsibilities of an insurance carrier. To the extent we are self-insured for these exposures, reserves (see Note 7) have been provided based upon our best estimates, with input from our legal and insurance advisors. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the near term. We believe that reasonably possible losses, if any, for these matters, to the extent not otherwise disclosed and net of recorded reserves, will not have a material adverse effect on our future results of operations, financial position or cash flow. At December 31, 2012, we had outstanding surety bonds and letters of credit of $25,854 relating to our insurance programs.

Income Taxes—We provide income tax and associated interest reserves, where applicable, in situations where we have and have not received tax assessments. Tax and associated interest reserves are provided in those instances where we consider it more likely than not, that additional taxes will be due in excess of amounts reflected in income tax returns filed worldwide. As a matter of standard policy, we continually review our exposure to additional income tax obligations and as further information is known or events occur, changes in our tax and interest reserves may be recorded within tax expense and interest expense, respectively.

13. SHAREHOLDERS’ EQUITY

Stock Held in Trust—From time to time, we grant restricted shares to key employees under our Long-Term Incentive Plan (see Note 14). Prior to 2010, restricted shares granted were transferred to a rabbi trust (the “Trust”), and the shares remaining in the Trust are held until the vesting restrictions lapse, at which time the shares are released from the Trust and distributed to the applicable employees. Beginning in 2010, restricted shares were no longer transferred to the Trust upon grant, but instead are distributed directly to the applicable employees upon vesting.

Treasury Stock—Under Dutch law and our Articles of Association, we may hold no more than 10% of our issued share capital at any time.

AOCI—At December 31, 2012 and 2011, the components of AOCI, net of tax, were as follows:

	December 31,
	2012	2011
Currency translation adjustment	$(21,843)	$(26,720)
Unrealized fair value of cash flow hedges	296	(797)
Unrecognized net prior service pension credits	1,874	2,413
Unrecognized net actuarial pension losses (1)	(81,359)	(36,048)

Total	$(101,032)	$(61,152)

(1)

The increase in unrecognized net actuarial pension losses was primarily due to the impact of lower discount rates utilized in the determination of our projected benefit obligation for our international pension plans.

Other—Changes in common stock, additional paid-in capital, stock held in trust and treasury stock during 2012 and 2011 primarily relate to activity associated with our stock-based compensation plans and share repurchases.

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. STOCK PLANS

General—Under our employee stock purchase plan (“ESPP”), employees may make quarterly purchases of shares at a discount through regular payroll deductions for up to 8% of their compensation. The shares are purchased at 85% of the closing price per share on the first trading day following the end of the calendar quarter. Compensation expense related to our ESPP, representing the difference between the fair value on the date of purchase and the price paid, was $1,474, $1,329 and $1,356 for 2012, 2011 and 2010, respectively. At December 31, 2012, 1,300,753 authorized shares remained available for purchase under the ESPP.

Under our Long-Term Incentive Plan (the “Incentive Plan”), we can issue shares to employees and directors in the form of stock options, restricted shares or performance shares. This plan is administered by the Organization and Compensation Committee of our Board of Supervisory Directors, which selects those employees eligible to receive awards and determines the number of shares or options subject to each award, as well as the terms, conditions, performance measures, and other provisions of the award. Compensation expense related to our Incentive Plan was $39,526, $33,969 and $29,930 for 2012, 2011 and 2010, respectively. At December 31, 2012, 5,103,859 authorized shares remained available under the Incentive Plan for future stock option, restricted share or performance share grants.

Total stock-based compensation expense for our ESPP and the Incentive Plan was $41,000, $35,298 and $31,286 during 2012, 2011 and 2010, respectively. At December 31, 2012, there was $35,810 of unrecognized compensation cost related to share-based grants, which is expected to be recognized over a weighted-average period of 1.5 years.

We receive a tax deduction during the period in which certain options are exercised, generally for the difference in the option exercise price and the price of the shares at the date of exercise (“intrinsic value”). Additionally, we receive a tax deduction upon the vesting of restricted shares and performance shares for the price of the shares at the date of vesting. The total recognized tax benefit based on our compensation expense was $13,309, $11,331 and $10,196 for 2012, 2011 and 2010, respectively. The amount of tax deductions in excess of accumulated tax benefits recognized is reflected as a financing cash flow.

Stock Options—Stock options are generally granted at the market value on the date of grant and expire after 10 years. Options granted to employees typically vest over a period ranging from three to seven years. Total initial fair value for these awards was determined based upon the calculated Black-Scholes fair value of each stock option at the date of grant applied to the total number of options that were anticipated to fully vest. This fair value is recognized as compensation expense on a straight-line basis over the estimated vesting period, subject to retirement eligibility expense acceleration, where applicable. There were no stock options granted during 2012. The weighted-average fair value per share of options granted during 2011 and 2010 was $20.53 and $14.16, respectively. The aggregate intrinsic value of options exercised during 2012, 2011 and 2010 was $9,551, $13,789 and $8,692, respectively. From the exercise of stock options in 2012, we received net cash proceeds of $3,180 and realized an actual income tax benefit of $2,892.

The following table represents stock option activity for 2012:

		Weighted Average	Weighted Average	Aggregate
	Number of	Exercise Price	Remaining Contractual	Intrinsic
	Shares	per Share	Life (in Years)	Value
Outstanding options at beginning of year	1,267,160	$17.72
Granted	—	$—
Exercised	(297,697)	$10.68
Forfeited / Expired	(1,926)	$30.84

Outstanding options at end of year (1)	967,537	$19.86	5.2	$25,686
Exercisable options at end of year	756,825	$17.42	5.0	$21,935

(1)	We estimate that 952,131 of these options will ultimately vest. These options have a weighted-average exercise price per share of $19.71, a weighted-average remaining contractual life of 5.2 years and a current aggregate intrinsic value of $25,412.

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Using the Black-Scholes option-pricing model, the fair value of each option granted during 2011 and 2010 was estimated on the grant date based upon the following weighted-average assumptions:

	2011	2010
Risk-free interest rate	2.85%	3.24%
Expected dividend yield	0.59%	0.00%
Expected volatility	69.65%	68.71%
Expected life in years	6	6

The risk-free interest rate was based on the U.S. Treasury yield curve on the grant date, expected dividend yield was based on dividend levels at the grant date, expected volatility was based on the historical volatility of our stock, and the expected life of options granted represents the period of time that they are expected to be outstanding. We also use historical information to estimate option exercises and forfeitures.

Restricted Shares—Our Incentive Plan allows for the issuance of restricted share awards that may not be sold or otherwise transferred until certain restrictions have lapsed, which is generally over a four-year graded vesting period. Total initial fair value for our restricted share awards was determined based upon the market price of our stock at the date of grant applied to the total number of shares that we anticipate will fully vest. This fair value is recognized as compensation expense on a straight-line basis over the vesting period, subject to retirement eligibility expense acceleration, where applicable. Restricted shares granted to directors vest, and are recognized as compensation expense, over one year.

The following table presents restricted share activity for 2012:

	Shares	Weighted-Average Grant-Date Fair Value per Share
Nonvested restricted shares
Balance at beginning of year	1,562,688	$21.54
Granted	354,258	$44.20
Vested	(699,491)	$20.57
Forfeited	(22,940)	$29.88

Balance at end of year	1,194,515	$28.67

Directors’ shares subject to restrictions
Balance at beginning of year	22,302	$39.23
Granted	26,976	$44.48
Vested	(22,302)	$39.23

Balance at end of year	26,976	$44.48

During 2011, 465,821 restricted shares (including 22,302 directors’ shares subject to restrictions) were granted with a weighted-average grant-date fair value per share of $36.10. During 2010, 620,299 restricted shares (including 41,566 directors’ shares subject to restrictions) were granted with a weighted-average grant-date fair value per share of $22.04. The total fair value of restricted shares that vested during 2012, 2011, and 2010 was $32,212, $25,208 and $17,568, respectively.

Performance Shares—Our Incentive Plan allows for the issuance of performance share awards that are subject to achievement of specific Company performance goals and generally vest over three years. Total initial fair value for these awards is determined based upon the market price of our stock at the date of grant applied to the total number of shares that we anticipate will fully vest. This fair value is expensed ratably over the vesting term, subject to retirement eligibility expense acceleration, where applicable. As a result of performance conditions being met during 2012, we recognized $20,503 of compensation expense. During 2012, 300,813 performance shares were granted with a weighted-average grant-date fair value per share of $44.42. During 2011, 286,140 performance shares were granted with a weighted-average grant-date fair value per share of $36.15. During 2010, 447,069 performance shares were granted with a weighted-average grant-date fair value per share of $22.10. During 2012, we distributed 1,193,874 performance shares upon vesting and achievement of certain performance goals. The total fair value of performance shares that vested during 2012 was $53,032.

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. INCOME TAXES

Income Tax Expense—The following table presents the sources of income before taxes and income tax expense, by tax jurisdiction for 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
Sources of Income Before Taxes
U.S	$126,438	$115,693	$74,342
Non-U.S	317,628	236,270	217,187

Total	$444,066	$351,963	$291,529

Sources of Income Tax Expense
Current income taxes
U.S.—Federal (1)	$(28,327)	$(12,411)	$(13,651)
U.S.—State	(5,532)	(3,255)	(5,799)
Non-U.S	(51,645)	(67,903)	(60,533)

Total current income taxes	(85,504)	(83,569)	(79,983)

Deferred income taxes
U.S.—Federal	(22,634)	(19,667)	893
U.S.—State	(953)	(4,276)	(1,532)
Non-U.S	(17,912)	10,747	656

Total deferred income taxes	(41,499)	(13,196)	17

Total income tax expense	$(127,003)	$(96,765)	$(79,966)

(1)	Tax benefits of $17,963, $14,618 and $6,326 associated with share-based compensation were recorded in additional paid-in capital in 2012, 2011 and 2010, respectively.

The following is a reconciliation of income taxes at The Netherlands’ statutory rate to income tax expense for 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
Income tax expense at statutory rate (25.0% for 2012 and 2011 and 25.5% for 2010)	$(111,016)	$(87,992)	$(74,340)
U.S. state income taxes	(3,659)	(5,252)	(5,688)
Non-deductible meals and entertainment	(2,750)	(2,088)	(1,967)
Valuation allowance established	(11,375)	(11,351)	(6,404)
Valuation allowance utilized	20,983	14,182	12,567
Tax exempt interest, net	2,973	2,765	3,530
Statutory tax rate differential	(7,717)	2,773	10,363
Branch and withholding taxes (net of tax benefit)	(16,940)	(14,873)	(23,166)
Noncontrolling interests	6,719	1,631	1,968
Acquisition related costs	(2,757)	—	—
Manufacturer’s production exclusion/R&D credit	1,451	39	1,781
Contingent liability accrual	2,205	5,053	4,028
Other, net	(5,120)	(1,652)	(2,638)

Income tax expense	$(127,003)	$(96,765)	$(79,966)

Effective tax rate	28.6%	27.5%	27.4%

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Taxes—The principal temporary differences included in deferred income taxes reported on the December 31, 2012 and 2011 Balance Sheets were as follows:

	December 31,
	2012	2011
Current Deferred Taxes
Tax benefit of non-U.S. operating losses and credits, net	$41,811	$21,951
Contract revenue and cost	45,926	83,030
Employee compensation and benefit plan reserves	14,028	15,707
Legal reserves	1,293	2,636
Other	(4,958)	2,240

Current deferred tax asset	$98,100	$125,564
Less: valuation allowance	(13,799)	(21,680)

Net current deferred tax asset	$84,301	$103,884

Non-Current Deferred Taxes
Tax benefit of U.S. State operating losses and credits, net	$220	$288
Tax benefit of non-U.S. operating losses and credits, net	141,030	163,814
Tax benefit of non-U.S. credits and long term receivables	3,621	7,598
Employee compensation and benefit plan reserves	23,738	23,891
Investment in foreign subsidiaries	28,639	18,886
Insurance and legal reserves	5,531	4,498
Depreciation and amortization	(117,844)	(108,145)
Other	5,914	1,018

Non-current deferred tax asset	$90,849	$111,848
Less: valuation allowance	(106,048)	(119,810)

Net non-current deferred tax liability	$(15,199)	$(7,962)

Net total deferred tax asset	$69,102	$95,922

As of December 31, 2012, neither Netherlands income taxes from dividends and other profit remittances, nor other worldwide withholding taxes due on profit distributions have been accrued on the estimated $1,300,000 of undistributed earnings of our U.S., Netherlands, and subsidiary companies thereof. Distribution of earnings from our European Union subsidiaries to their Netherlands parents are not subject to taxation. With respect to our non-European Union Netherlands subsidiaries and our U.S. companies and their subsidiaries, to the extent that taxes apply, we intend to permanently reinvest the undistributed earnings of these subsidiaries in their respective businesses, and therefore, have not provided for deferred taxes on such unremitted foreign earnings. The determination of any unrecognized deferred tax liability related to permanently reinvested earnings is not practical. Further, we did not record any Netherlands deferred income taxes on undistributed earnings of our other subsidiaries and affiliates at December 31, 2012 since, if any such undistributed earnings were distributed, under current Dutch tax law The Netherlands Participation Exemption should become available to significantly reduce or eliminate any resulting Netherlands income tax liability.

As of December 31, 2012, we had total Non-U.S. net operating losses (“NOLs”) of $702,598, including $419,508 in the U.K. and $283,090 in other jurisdictions. We believe it is more likely than not that $324,498 of U.K. NOLs and $118,307 of other Non-U.S. NOLs will not be utilized and have placed a valuation allowance against these NOLs. Accordingly, as of December 31, 2012, our net deferred tax asset (“DTA”) associated with U.K. NOLs and other Non-U.S. NOLs was $21,852 and $39,880, respectively. The U.K. NOL DTA was recorded primarily in 2007 and 2008 and relates to losses incurred during those years on two large fixed-price projects that were completed in the first quarter of 2010. We have had no material release of valuation allowance since it was initially recorded. On a periodic and ongoing basis we evaluate our recorded U.K. NOL and assess the appropriateness of our valuation allowance. Our assessment includes, among other things, the value and quality of backlog, an evaluation of existing and anticipated market conditions, analysis of historical results and projections of future income, and strategic plans and alternatives for our U.K. operations. We consider the impact of these and other factors, including the indefinite-lived nature of the U.K. NOLs, and determine whether an adjustment to our valuation allowance is required. Based on this analysis, we believe it is more likely than not that we will generate sufficient future taxable income to realize our U.K. NOL DTA. In order to realize the U.K. NOL DTA, our U.K. operations will need to generate future taxable income of approximately $95,000. Based on this same analysis and as described above, we do not believe it is more likely than not that we will utilize U.K. NOLs in excess of the amounts recorded. However, better than anticipated future operating results or a significant increase in backlog could impact our assessment and result in future changes in U.K. valuation allowance. Approximately $31,900 of our other Non-U.S. NOLs relate to tax losses resulting from differences between recorded revenue and revenue recognized for tax purposes. These differences are temporary and there is an offsetting deferred tax liability included in “contract revenue and cost” in the table above. Excluding NOLs having an indefinite carryforward, principally in the U.K., the Non-U.S. NOLs will expire from 2013 to 2032. As of December 31, 2012, we also have approximately $37,170 of deferred tax assets, excluded from the table above, related to U.S. foreign tax credits against which a full valuation allowance has been recorded.

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2012, we had U.S.-State NOLs of $4,407, net of apportionment. We believe it is more likely than not that $1,597 of the U.S.-State NOLs, net of apportionment, will not be utilized and accordingly, a valuation allowance has been placed against these U.S.-State NOLs. The U.S.-State NOLs will expire from 2013 to 2032.

Unrecognized Income Tax Benefits—As of December 31, 2012, our unrecognized income tax benefits totaled $5,169 and we do not anticipate significant changes in this balance in the next twelve months. If these income tax benefits are ultimately recognized, $2,030 would affect the effective tax rate. The following is a reconciliation of our unrecognized income tax benefits for the years ended December 31, 2012 and 2011:

	Years Ended December 31,
	2012	2011
Unrecognized tax benefits at the beginning of the year	$7,374	$12,881
Increase as a result of:
Tax positions taken during the current period	1,530	4,235
Decreases as a result of:
Tax positions taken during prior periods	—	(700)
Lapse of applicable statue of limitations	—	(9,042)
Settlements with taxing authorities	(3,735)	—

Unrecognized income tax benefits at the end of the year	$5,169	$7,374

We have operations, and are subject to taxation, in various jurisdictions, including significant operations in the U.S., The Netherlands, Canada, the U.K., Australia, South America and the Middle East. Tax years remaining subject to examination by worldwide tax jurisdictions vary by country and legal entity, but are generally open for tax years ending after 2004. To the extent penalties and associated interest are assessed on any underpayment of income tax, such amounts are accrued and classified as a component of income tax expense and interest expense, respectively. For 2012 and 2010, interest was not significant. However, in 2011, the net decrease in unrecognized tax benefits noted above resulted in a net reversal of associated accrued interest of approximately $3,900. For 2012, 2011, and 2010, penalties were not significant.

16. SEGMENT AND RELATED INFORMATION

Segment Information—Our reporting segments are comprised of three business sectors: Steel Plate Structures, Project Engineering and Construction and Lummus Technology. Through these business sectors, we offer services both independently and on an integrated basis:

Steel Plate Structures—Steel Plate Structures provides engineering, procurement, fabrication and construction services, including mechanical erection services, for the hydrocarbon, water and nuclear industries. Projects include above ground storage tanks, elevated storage tanks, LNG tanks, pressure vessels, and other specialty structures, such as nuclear containment vessels.

Project Engineering and Construction—Project Engineering and Construction provides engineering, procurement, fabrication and construction services for upstream and downstream energy infrastructure facilities. Projects include LNG liquefaction and regasification terminals, gas processing plants, refinery units, petrochemical complexes and a wide range of other energy-related projects.

Lummus Technology—Lummus Technology provides licenses, services, catalysts and proprietary equipment for the hydrocarbon refining, petrochemical and gas processing industries.

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

	Years Ended December 31,
	2012	2011	2010
Revenue
Steel Plate Structures	$1,957,681	$1,812,180	$1,442,145
Project Engineering and Construction	3,040,229	2,289,788	1,904,850
Lummus Technology	487,296	448,574	295,323

Total revenue	$5,485,206	$4,550,542	$3,642,318

Depreciation And Amortization
Steel Plate Structures	$27,062	$28,775	$29,513
Project Engineering and Construction	16,722	18,548	23,259
Lummus Technology	22,637	22,861	20,113

Total depreciation and amortization	$66,421	$70,184	$72,885

Equity Earnings
Steel Plate Structures	$—	$—	$—
Project Engineering and Construction	—	572	1,873
Lummus Technology	17,931	16,315	17,591

Total equity earnings	$17,931	$16,887	$19,464

Income From Operations
Steel Plate Structures	$192,593	$167,283	$134,430
Project Engineering and Construction	136,689	91,576	82,574
Lummus Technology	126,361	96,338	86,256

Total income from operations	$455,643	$355,197	$303,260

Capital Expenditures
Steel Plate Structures	$36,963	$22,311	$15,379
Project Engineering and Construction	6,395	10,587	7,316
Lummus Technology	28,921	8,047	1,394

Total capital expenditures	$72,279	$40,945	$24,089

	December 31,
	2012	2011	2010
Assets
Steel Plate Structures	$1,214,743	$1,086,337	$732,558
Project Engineering and Construction	1,795,503	1,183,964	1,208,732
Lummus Technology	1,319,429	1,009,048	968,244

Total assets	$4,329,675	$3,279,349	$2,909,534

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Information—The following table presents total revenue by country for those countries with revenue in excess of 10% of consolidated revenue during a given year based upon the location of the applicable projects:

	Years Ended December 31,
	2012	2011	2010
Revenue by Country
United States	$1,114,148	$831,534	$867,893
Colombia	917,553	694,565	217,644
Australia	666,688	351,081	179,582
Canada	665,907	509,038	398,259
Papua New Guinea	606,532	461,148	168,421
Other (1)	1,514,378	1,703,176	1,810,519

Total revenue	$5,485,206	$4,550,542	$3,642,318

(1)	Revenue earned in other countries, including The Netherlands (our country of domicile), was not individually greater than 10% of our consolidated revenue in 2012, 2011 or 2010.

Our long-lived assets are primarily property and equipment. At December 31, 2012, 2011 and 2010, approximately 65% of these net assets were located in the U.S., while our remaining assets were strategically located throughout the world. Our long-lived assets attributable to operations in The Netherlands were not significant at December 31, 2012, 2011, or 2010.

Significant Customers—For 2012 and 2011, revenue for one of our Project Engineering and Construction customers was approximately $914,970 (approximately 17% of our total 2012 revenue) and approximately $690,923 (approximately 15% of our total 2011 revenue), respectively. For 2010, we had no customers that accounted for more than 10% of our total revenue.

17. SUBSEQUENT EVENT

On February 13, 2013, we completed the Shaw Acquisition for a purchase price of approximately $3,340,900, comprised of approximately $2,851,200 in cash consideration and approximately $489,700 in equity consideration. The cash consideration was funded using approximately $1,051,200 from existing cash balances of CB&I and Shaw on the Acquisition Closing Date, and the remainder was funded using debt financing as further described in Note 9. The Acquisition Consideration is more fully described in Note 4.

18. QUARTERLY OPERATING RESULTS (UNAUDITED)

The following table presents selected unaudited consolidated financial information on a quarterly basis for 2012 and 2011:

Quarter Ended 2012

	March 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share data)
Revenue	$1,201,267	$1,299,529	$1,446,942	$1,537,468
Gross profit	$153,264	$158,885	$188,890	$197,668
Net income	$60,974	$72,844	$86,253	$96,992
Net income attributable to CB&I	$59,487	$72,320	$80,231	$89,617
Net income attributable to CB&I per share—basic	$0.61	$0.75	$0.83	$0.93
Net income attributable to CB&I per share—diluted	$0.60	$0.74	$0.82	$0.91

Quarter Ended 2011

	March 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share data)
Revenue	$954,271	$1,085,705	$1,255,344	$1,255,222
Gross profit	$136,716	$140,093	$146,812	$146,615
Net income	$51,564	$61,703	$71,403	$70,528
Net income attributable to CB&I	$50,506	$61,894	$72,164	$70,468
Net income attributable to CB&I per share—basic	$0.51	$0.63	$0.74	$0.72
Net income attributable to CB&I per share—diluted	$0.50	$0.62	$0.72	$0.70

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three-month period ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Management’s Report on Internal Controls as of December 31, 2012 is included in Item 8.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We have adopted a code of ethics that applies to the CEO, the CFO and the Corporate Controller, as well as our directors and all employees. Our code of ethics can be found at our Internet website “www.cbi.com” and is incorporated herein by reference.

We submitted a Section 12(a) CEO certification to the New York Stock Exchange in 2012. Also during 2012, we filed with the Securities Exchange Commission certifications, pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as Exhibits 31.1 and 31.2 to this Form 10-K.

Information appearing under “Committees of the Supervisory Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2013 Proxy Statement is incorporated herein by reference. Additionally, information regarding our supervisory directors, executive officers and nominees for supervisory director appears under “Item 1 Election of Three Members of the Supervisory Board to Serve until 2016” and “Common Stock Ownership By Certain Persons and Management” in the Company’s 2013 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

Information appearing under “Executive Compensation,” “Committees of the Supervisory Board,” “Determining the Form and Amount of Compensation Elements to Meet Our Compensation Objectives,” “Executive Officer Compensation Tables,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change of Control” and “Director Compensation” in the 2013 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information appearing under “Common Stock Ownership By Certain Persons and Management” in the 2013 Proxy Statement is incorporated herein by reference. In addition, disclosure regarding equity compensation plan information in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of Part II of this report is herein incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information appearing under “Certain Transactions” in the 2013 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information appearing under “Committees of the Supervisory Board – Audit Fees” in the 2013 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements

The following Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm included under Item 8 of Part II of this report are herein incorporated by reference.

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Operations—For the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Comprehensive Income—For the years ended December 31, 2012, 2011 and 2010

Consolidated Balance Sheets—As of December 31, 2012 and 2011

Consolidated Statements of Cash Flows—For the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Changes in Shareholders’ Equity—For the years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

Financial Statement Schedules

“Schedule II. Supplemental Information on Valuation and Qualifying Accounts and Reserves” for 2012, 2011 and 2010 can be found on page 70 of this report.

Schedules, other than the one above, have been omitted because the schedules are either not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto previously included under Item 8 of Part II of this report.

Quarterly financial data for the years ended December 31, 2012 and 2011 is shown in the Notes to Consolidated Financial Statements previously included under Item 8 of Part II of this report.

Exhibits

The Exhibit Index on page 71 and Exhibits being filed are submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chicago Bridge & Iron Company N.V.

/s/ Philip K. Asherman
Philip K. Asherman
(Authorized Signer)

Date: February 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2013.

Signature	Title

/s/ Philip K. Asherman	President and Chief Executive Officer
Philip K. Asherman	(Principal Executive Officer)
Supervisory Director

/s/ Ronald A. Ballschmiede	Executive Vice President and Chief Financial Officer
Ronald A. Ballschmiede	(Principal Financial Officer)

/s/ Westley S. Stockton	Vice President, Corporate Controller
Westley S. Stockton	and Chief Accounting Officer
(Principal Accounting Officer)

/s/ L. Richard Flury	Supervisory Director and Non-Executive Chairman
L. Richard Flury

/s/ James R. Bolch	Supervisory Director
James R. Bolch

/s/ J. Charles Jennett	Supervisory Director
J. Charles Jennett

/s/ W. Craig Kissel	Supervisory Director
W. Craig Kissel

/s/ Larry D. McVay	Supervisory Director
Larry D. McVay

/s/ Gary L. Neale	Supervisory Director
Gary L. Neale

/s/ Michael L. Underwood	Supervisory Director
Michael L. Underwood

/s/ Marsha C. Williams	Supervisory Director
Marsha C. Williams

Registrant’s Agent for Service in the United States

/s/ Richard E. Chandler, Jr.
Richard E. Chandler, Jr.

Schedule II. Supplemental Information on Valuation and Qualifying

Accounts and Reserves

For Each of the Three Years Ended December 31, 2012

Column A	Column B	Column C	Column D	Column E	Column F
			Additions
	Balance	Additions	Charged to		Balance
	At	Associated with	Costs and		at
Descriptions	January 1	Acquisitions	Expenses	Deductions (1)	December 31
	(in thousands)
Allowance for doubtful accounts
2012	$1,761	$—	$399	$(846)	$1,314
2011	$1,849	$—	$946	$(1,034)	$1,761
2010	$3,858	$—	$1,660	$(3,669)	$1,849

(1)	Deductions generally represent utilization of previously established reserves or the reversal of unnecessary reserves due to subsequent collections.

EXHIBIT INDEX

2.1 (12)	Share Sale and Purchase Agreement dated as of August 24, 2007 by and among ABB Holdings Inc., ABB Holdings B.V., ABB Asea Brown Boveri Ltd., Chicago Bridge & Iron Company, Chicago Bridge & Iron Company B.V. and Chicago Bridge & Iron Company N.V.

2.2 (23)	Transaction Agreement, dated as of July 30, 2012, by and among The Shaw Group, Inc., Chicago Bridge & Iron Company N.V. and Crystal Acquisition Subsidiary Inc.

3 (10)	Amended Articles of Association of the Company (English translation)

4 (2)	Specimen Stock Certificate

10.1 (2)	Form of Indemnification Agreement between the Company and its Supervisory and Managing Directors

10.2 (3)	The Company’s Deferred Compensation Plan

(a) Amendment of Section 4.4 of the CB&I Deferred Compensation Plan (7)

10.3 (3)	The Company’s Excess Benefit Plan

(a) Amendments of Sections 2.13 and 4.3 of the CB&I Excess Benefit Plan (8)

10.4 (2)	Form of the Company’s Supplemental Executive Death Benefits Plan

10.5 (2)	Separation Agreement

10.6 (2)	Form of Amended and Restated Tax Disaffiliation Agreement

10.7 (2)	Employee Benefits Agreement

10.8 (2)	Conforming Agreement

10.9 (4)	The Company’s Supervisory Board of Directors Fee Payment Plan

10.10 (4)	The Company’s Supervisory Board of Directors Stock Purchase Plan

10.11 (14)	The Chicago Bridge & Iron 2008 Long-Term Incentive Plan As Amended May 8, 2008

(a) 2009 Amendment to the Chicago Bridge & Iron 2008 Long-Term Incentive Plan (16)

10.12 (5)	The Company’s Incentive Compensation Program

10.13 (1)	Chicago Bridge & Iron Savings Plan as amended and restated as of January 1, 2013

10.14 (11)	Series A Credit and Term Loan Agreement dated as of November 6, 2006 among Chicago Bridge & Iron Company N.V., the Co-Obligors, the Lenders party thereto, Bank of America N.A. as Administrative Agent and JPMorgan Chase Bank, National Association, as Letter of Credit Issuer

(a) Exhibits and Schedules to Series A Credit and Term Loan Agreement (19)

(b) Joinder to Series A Credit and Term Loan Agreement (20)

10.15 (11)	Series B Credit and Term Loan Agreement dated as of November 6, 2006 among Chicago Bridge & Iron Company N.V., the Co-Obligors, the Lenders party thereto, Bank of America N.A. as Administrative Agent and JPMorgan Chase Bank, National Association, as Letter of Credit Issuer

(a) Exhibits and Schedules to Series B Credit and Term Loan Agreement (19)

(b) Joinder to Series B Credit and Term Loan Agreement (20)

10.16 (11)	Series C Credit and Term Loan Agreement dated as of November 6, 2006 among Chicago Bridge & Iron Company N.V., the Co-Obligors, the Lenders party thereto, Bank of America N.A. as Administrative Agent and JPMorgan Chase Bank, National Association, as Letter of Credit Issuer

(a) Exhibits and Schedules to Series C Credit and Term Loan Agreement (19)
(b) Joinder to Series C Credit and Term Loan Agreement (20)

10.17(13)	First Amendment to the Agreements dated as of November 9, 2007 Re: $50,000,000 Letter of Credit and Term Loan Agreement dated as of November 6, 2006, $100,000,000 Letter of Credit and Term Loan Agreement dated as of November 6, 2006, and $125,000,000 Letter of Credit and Term Loan Agreement dated as of November 6, 2006, among Chicago Bridge & Iron Company N.V., Chicago Bridge & Iron Company (Delaware), CBI Services, Inc., CB&I Constructors, Inc., and CB&I Tyler Company, as Co-Obligors, Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer, JPMorgan Chase Bank, N.A., as Letter of Credit Issuer and Joint Book Manager, and the Lenders party thereto

10.18(15)	Second Amendment to the Agreements, dated as of August 5, 2008, Re: $50,000,000 Letter of Credit and Term Loan Agreement dated as of November 6, 2006, $100,000,000 Letter of Credit and Term Loan Agreement dated as of November 6, 2006, and $125,000,000 Letter of Credit and Term Loan Agreement dated as of November 6, 2006, among Chicago Bridge & Iron Company N.V., Chicago Bridge & Iron Company (Delaware), CBI Services, Inc., CB&I Constructors, Inc., and CB&I Tyler Company, as Co-Obligors, Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer, JPMorgan Chase Bank, N.A., as Letter of Credit Issuer and Joint Book Manager, and the Lenders party thereto

10.19(24)	Third Amendment to the Agreement, dated as of December 21, 2012, Re: $125,000,000 Letter of Credit and Term Loan Agreement dated as of November 6, 2006, among Chicago Bridge & Iron Company N.V., Chicago Bridge & Iron Company (Delaware), CBI Services, Inc., CB&I Constructors, Inc., and CB&I Tyler Company, as Co-Obligors, Bank of America, N.A., as Administrative Agent and Letter of Credit Issuer, JPMorgan Chase Bank, N.A., as Letter of Credit Issuer and Joint Book Manager, and the Lenders party thereto

10.20(13)	Term Loan Agreement dated as of November 9, 2007, among Chicago Bridge & Iron Company N.V., as Guarantor, Chicago Bridge & Iron Company, as Borrower, the institutions from time to time parties thereto as Lenders, JPMorgan Chase Bank, National Association, as Administrative Agent, Bank of America, N.A., as Syndication Agent, and The Royal Bank of Scotland plc, Wells Fargo Bank, N.A., and Calyon New York Branch, as Documentation Agents

(a) Amendment No. 1, dated as of August 5, 2008, to the Term Loan Agreement (15)
(b) Exhibits and Schedules to the Term Loan Agreement (19)
(c) Joinder to the Term Loan Agreement (20)
(d) Amendment No. 2, dated as of October 14, 2011 to the Term Loan Agreement (22)

10.21 (6)	Chicago Bridge & Iron 2001 Employee Stock Purchase Plan

(a) 2009 Amendment to Chicago Bridge & Iron 2001 Employee Stock Purchase Plan (17)

10.22 (18)	Sales Agency Agreement, dated August 18, 2009, between Chicago Bridge & Iron N.V. and Calyon Securities (USA) Inc.

(a) Amendment to the Sales Agency Agreement (21)

10.23 (20)	Third Amended and Restated Credit Agreement dated July 23, 2010

(a) Exhibits and Schedules to the Third Amended and Restated Credit Agreement (20)
(b) Joinder to the Third Amended and Restated Credit Agreement (20)
(c) Amendment No. 1, dated as of October 14, 2011, to the Third Amended and Restated Credit Agreement (22)
(d) Amendment No. 2, dated as of December 21, 2012, to the Third Amended and Restated Credit Agreement (24)

10.24 (23)	Commitment Letter, dated as of July 30, 2012, by and among Chicago Bridge & Iron Company N.V., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Crédit Agricole Corporate and Investment Bank.

10.25 (24)	Revolving Credit Agreement, dated as of December 21, 2012, by and among Chicago Bridge & Iron Company N.V., Chicago Bridge & Iron Company (Delaware), the Other Subsidiary Borrowers, Bank of America, N.A., as Administrative Agent and Swing Line Lender, Crédit Agricole Corporate and Investment Bank as Syndication Agent, and the lenders and other financial institutions party thereto

10.26 (24)	Term Loan Agreement, dated December 21, 2012, by and among Chicago Bridge & Iron Company N.V., Chicago Bridge & Iron Company (Delaware), Bank of America, N.A., as Administrative Agent, Crédit Agricole Corporate and Investment Bank as Syndication Agent, and the lenders and other financial institutions party thereto

10.27 (25)	Note Purchase and Guarantee Agreement dated December 27, 2012

10.28 (26)	The Shaw Group Inc. 401(k) Plan

10.29 (28)	The Shaw Group Inc. 2008 Omnibus Incentive Plan

10.30 (29)	Form of Employee Incentive Stock Option Award under The Shaw Group Inc. 2008 Omnibus Incentive Plan

10.31 (29)	Form of Employee Nonqualified Stock Option Award Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan

10.32 (29)	Form of Canadian Employee Incentive Stock Option Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan

10.33 (30)	Form of Nonemployee Director Nonqualified Stock Option Award Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan

10.34 (30)	Form of Nonemployee Director Restricted Stock Unit Award Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan

10.35 (33)	Form of Employee Restricted Stock Unit Award Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan

10.36 (33)	Form of Employee Performance Cash Unit Award Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan

10.37 (33)	Form of Employee Cash Settled Restricted Stock Unit Award Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan

10.38 (33)	Form of Section 16 Officer Restricted Stock Unit Award Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan

10.39 (33)	Form of Section 16 Officer Performance Cash Unit Award Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan

10.40 (27)	Investment Agreement, dated as of October 4, 2006, by and among Toshiba, Toshiba Nuclear Energy Holdings Corporation (US) Inc., a Delaware corporation (the “US Company”), The Shaw Group Inc. (the “Company”) and Nuclear Energy Holdings, L.L.C. (“NEH”)

10.41 (27)	Investment Agreement, dated as of October 4, 2006, by and among Toshiba, Toshiba Nuclear Energy Holdings (UK) Limited, a company registered in England with registered number 5929672 (the “UK Company”), the Company and NEH

10.42 (27)	Put Option Agreement, dated as of October 13, 2006, between NEH and Toshiba related to shares in the US acquisition company

10.43 (27)	Put Option Agreement, dated as of October 13, 2006, between NEH and Toshiba related to shares in the UK acquisition company

10.44 (27)	Shareholders Agreement, dated as of October 4, 2006, by and among Toshiba, Toshiba Nuclear Energy Holdings (US) Inc. the US Company, NEH, TSB Nuclear Energy Investment US Inc., a Delaware corporation and a wholly owned subsidiary of Toshiba and Ishikawajima-Harima Heavy Industries Co., Ltd., a corporation organized under the laws of Japan (“IHI”)

10.45 (27)	Shareholders Agreement, dated as of October 4, 2006, by and among Toshiba, Toshiba Nuclear Energy Holdings (UK) Inc., the UK Company, NEH, IHI and TSB Nuclear Energy Investment UK Limited, a company registered in England with registered number 5929658

10.46 (27)	Bond Trust Deed, dated October 13, 2006, between NEH and The Bank of New York, as trustee

10.47 (27)	Parent Pledge Agreement, dated October 13, 2006, between the Company and The Bank of New York

10.48 (27)	Issuer Pledge Agreement, dated October 13, 2006, between NEH and The Bank of New York

10.49 (27)	Deed of Charge, dated October 13, 2006, among NEH, The Bank of New York, as trustee, and Morgan Stanley Capital Services Inc., as swap counterparty

10.50 (27)	Transferable Irrevocable Direct Pay Letter of Credit (Principal Letter of Credit) effective October 13, 2006 of Bank of America in favor of NEH

10.51 (27)	Transferable Irrevocable Direct Pay Letter of Credit (Interest Letter of Credit) effective October 13, 2006 of Bank of America in favor of NEH

10.52 (27)	Reimbursement Agreement dated as of October 13, 2006, between the Company and Toshiba

10.53 (31)	Credit Agreement between Nuclear Innovation North America LLC, Nina Investments Holdings LLC, Nuclear Innovation North America Investments Llc, Nina Texas 3 LLC and Nina Texas 4 LLC Dated November 29, 2010

10.54 (31)	First Lien Intercreditor Agreement Dated As Of November 29, 2010, Among Nuclear Innovation North America LLC, Nina Investments Holdings LLC, Nuclear Innovation North America Investments LLC, Nina Texas 3 Llc and Nina Texas 4 LLC, The Other Grantors Party Hereto, Toshiba America Nuclear Energy Corporation, as Toshiba Collateral Agent, and The Shaw Group Inc., As Shaw Collateral Agent

10.55 (32)	Agreement of Purchase and Sale dated May 21, 2012, by and between The Shaw Group Inc. and Technip, S.A.

16.1 (9)	Letter Regarding Change in Certifying Auditor

21.1 (1)	List of Significant Subsidiaries

23.1 (1)	Consent and Report of the Independent Registered Public Accounting Firm

31.1 (1)	Certification Pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (1)	Certification Pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (1)	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 (1)	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1 (1)	Certain risk factors set forth in the “Risk Factors” section of the Shaw Annual Report on Form 10-K (File No. 001-12227) relating to the business and operations of The Shaw Group Inc.

101.INS (1),(34)	XBRL Instance Document.

101.SCH (1),(34)	XBRL Taxonomy Extension Schema Document.

101.CAL (1),(34)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (1),(34)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB (1),(34)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (1),(34)	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed herewith
(2)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-18065)
(3)	Incorporated by reference from the Company’s 1997 Form 10-K filed March 31, 1998
(4)	Incorporated by reference from the Company’s 1998 Form 10-Q filed November 12, 1998
(5)	Incorporated by reference from the Company’s 1999 Form 10-Q filed May 14, 1999
(6)	Incorporated by reference from Exhibit B of the Company’s 2001 Definitive Proxy Statement filed April 10, 2001
(7)	Incorporated by reference from the Company’s 2003 Form 10-K filed March 15, 2004
(8)	Incorporated by reference from the Company’s 2004 Form 10-Q filed August 9, 2004
(9)	Incorporated by reference from the Company’s 2005 Form 8-K filed April 5, 2005
(10)	Incorporated by reference from the Company’s 2005 Form 10-Q filed August 8, 2005
(11)	Incorporated by reference from the Company’s 2006 Form 10-Q filed November 9, 2006
(12)	Incorporated by reference from the Company’s 2007 Form 8-K filed August 30, 2007

(13)	Incorporated by reference from the Company’s 2007 Form 8-K filed November 21, 2007
(14)	Incorporated by reference from Annex B of the Company’s 2008 Definitive Proxy Statement filed April 8, 2008
(15)	Incorporated by reference from the Company’s 2008 Form 10-Q filed August 6, 2008
(16)	Incorporated by reference from Annex B of the Company’s 2009 Definitive Proxy Statement filed March 25, 2009
(17)	Incorporated by reference from Annex D of the Company’s 2009 Definitive Proxy Statement filed March 25, 2009
(18)	Incorporated by reference from the Company’s 2009 Form 8-K filed August 18, 2009
(19)	Incorporated by reference from the Company’s 2009 Form 10-K dated February 23, 2010
(20)	Incorporated by reference from the Company’s 2010 Form 10-Q filed July 27, 2010
(21)	Incorporated by reference from the Company’s 2011 Form 10-Q filed July 22, 2011
(22)	Incorporated by reference from the Company’s 2011 Form 10-Q filed October 26, 2011
(23)	Incorporated by reference from the Company’s 2012 Form 8-K filed August 1, 2012
(24)	Incorporated by reference from the Company’s 2012 Form 8-K filed December 28, 2012
(25)	Incorporated by reference from the Company’s 2012 Form 8-K filed January 4, 2013
(26)	Incorporated by reference from The Shaw Group Inc.’s Form S-8 filed May 4, 2004
(27)	Incorporated by reference from The Shaw Group Inc.’s Form 8-K filed October 18, 2006
(28)	Incorporated by reference from The Shaw Group Inc.’s Form 10-Q filed April 9, 2009
(29)	Incorporated by reference from The Shaw Group Inc.’s Form 10-Q filed January 6, 2010
(30)	Incorporated by reference from The Shaw Group Inc.’s Form 10-Q filed April 7, 2010
(31)	Incorporated by reference from The Shaw Group Inc.’s Form 10-Q filed January 6, 2011

(32)	Incorporated by reference from The Shaw Group Inc.’s Form 8-K filed May 22, 2012
(33)	Incorporated by reference from The Shaw Group Inc.’s Form 10-K filed October 19, 2012
(34)

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, (iii) the Consolidated Balance Sheets as of December 31, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, (v) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010, and (vi) the Notes to Consolidated Financial Statements.