Form 10-Q
period 2013-03-31
CHICAGO BRIDGE & IRON CO N V
filed 2013-05-03
CIK 1027884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares outstanding of the registrant’s common stock as of April 15, 2013 – 107,039,924

CHICAGO BRIDGE & IRON COMPANY N.V.

CHICAGO BRIDGE & IRON COMPANY N.V.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)
Revenue	$2,251,429	$1,201,267
Cost of revenue	2,005,285	1,048,003

Gross profit	246,144	153,264
Selling and administrative expense	93,968	63,232
Intangibles amortization	9,188	6,092
Equity earnings	(4,485)	(1,800)
Other operating income, net	(297)	(65)
Acquisition-related costs	61,256	—

Income from operations	86,514	85,805
Interest expense	(22,746)	(2,112)
Interest income	1,871	2,187

Income before taxes	65,639	85,880
Income tax expense	(22,767)	(24,906)

Net income	42,872	60,974
Less: Net income attributable to noncontrolling interests	(9,264)	(1,487)

Net income attributable to CB&I	$33,608	$59,487

Net income attributable to CB&I per share:
Basic	$0.33	$0.61
Diluted	$0.32	$0.60
Weighted average shares outstanding:
Basic	101,802	97,257
Diluted	103,507	99,252
Cash dividends on shares:
Amount	$5,345	$4,885
Per share	$0.05	$0.05

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)
Net income	$42,872	$60,974
Other comprehensive (loss) income, net of tax:
Change in cumulative translation adjustment	(13,043)	7,435
Change in unrealized fair value of cash flow hedges	(1,731)	911
Change in unrecognized prior service pension credits/costs	(192)	(88)
Change in unrecognized actuarial pension gains/losses	4,897	(614)

Comprehensive income	32,803	68,618
Less: Net income attributable to noncontrolling interests	(9,264)	(1,487)
Less: Change in cumulative translation adjustment attributable to noncontrolling interests	(883)	(524)

Comprehensive income attributable to CB&I	$22,656	$66,607

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	December 31,
	2013	2012
	(Unaudited)
Assets
Cash and cash equivalents ($156,879 and $142,285 related to variable interest entities (“VIEs”))	$392,826	$643,395
Restricted cash (related to the Shaw Acquistion)	—	800,000
Accounts receivable, net ($135,436 and $63,649 related to VIEs)	1,294,396	752,985
Inventory	308,813	32,319
Costs and estimated earnings in excess of billings ($178,382 and $38,967 related to VIEs)	918,483	303,540
Deferred income taxes	484,451	88,681
Other current assets	220,660	100,635

Total current assets	3,619,629	2,721,555

Equity investments	107,082	97,267
Property and equipment, net ($25,452 and $0 related to VIEs)	775,820	285,871
Deferred income taxes	74,506	73,201
Goodwill	3,366,591	926,711
Other intangibles, net	557,768	166,308
Other non-current assets ($25,422 and $0 related to VIEs)	147,465	58,762

Total assets	$8,648,861	$4,329,675

Liabilities
Revolving facility debt	$116,177	$—
Current maturities of long-term debt	81,250	—
Accounts payable ($245,685 and $87,301 related to VIEs)	1,161,272	654,504
Accrued liabilities	692,949	354,700
Billings in excess of costs and estimated earnings ($42,561 and $39,105 related to VIEs)	2,311,638	758,938
Deferred income taxes	6,932	4,380

Total current liabilities	4,370,218	1,772,522

Long-term debt	1,700,000	800,000
Other non-current liabilities	347,877	272,443
Deferred income taxes	233,210	88,400

Total liabilities	6,651,305	2,933,365

Shareholders’ Equity
Common stock, Euro .01 par value; shares authorized: 250,000; shares issued: 107,857 and 101,522; shares outstanding: 106,992 and 96,835	1,275	1,190
Additional paid-in capital	752,480	363,417
Retained earnings	1,329,005	1,300,742
Stock held in trust	(5,739)	(3,031)
Treasury stock, at cost: 865 and 4,687 shares	(41,785)	(193,533)
Accumulated other comprehensive loss	(111,984)	(101,032)

Total CB&I shareholders’ equity	1,923,252	1,367,753

Noncontrolling interests	74,304	28,557

Total shareholders’ equity	1,997,556	1,396,310

Total liabilities and shareholders’ equity	$8,648,861	$4,329,675

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)
Cash Flows from Operating Activities
Net income	$42,872	$60,974
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	28,637	16,646
Deferred taxes	65,309	(2,457)
Stock-based compensation expense	38,072	22,340
Equity earnings	(4,485)	(1,800)
Gain on property and equipment transactions	(297)	(65)
Unrealized loss (gain) on foreign currency hedge ineffectiveness	1,756	(1,021)
Excess tax benefits from stock-based compensation	(10,756)	(17,496)
Change in operating assets and liabilities:
Increase in receivables, net	(153,647)	(65,339)
Change in contracts in progress, net	(180,030)	24,162
(Increase) decrease in inventory	(4,302)	2,229
(Decrease) increase in accounts payable	(28,720)	11,982
Decrease in other current and non-current assets	22,515	6,451
Decrease in accrued and other non-current liabilities	(137,964)	(2,104)
Decrease in equity investments	351	17,000
Change in other, net	8,474	(12,168)

Net cash (used in) provided by operating activities	(312,215)	59,334

Cash Flows from Investing Activities
Shaw Acquisition, net of unrestricted cash acquired of $1,137,927	(1,713,333)	—
Capital expenditures	(14,932)	(10,695)
Proceeds from sale of property and equipment	613	666
Equity investments	(350)	—
Cash deposited into restricted cash and cash equivalents	(39,498)	—
Cash withdrawn from restricted cash and cash equivalents	1,958	—
Proceeds from sale of restricted short-term investments	13,191	—

Net cash used in investing activities	(1,752,351)	(10,029)

Cash Flows from Financing Activities
Revolving facility borrowings, net	116,177	—
Term loan borrowings	1,000,000	—
Cash withdrawn from restricted cash and cash equivalents (Senior Notes)	800,000	—
Cash withdrawn from restricted cash and cash equivalents (Westinghouse-related debt)	1,309,022	—
Repayment of Westinghouse-related debt	(1,353,694)	—
Repayments on term loan	(18,750)	—
Excess tax benefits from stock-based compensation	10,756	17,496
Purchase of treasury stock	(23,764)	(104,689)
Issuance of stock	14,889	3,840
Dividends paid	(5,345)	(4,885)
Distributions to noncontrolling interests	(1,065)	(2,450)
Revolving facility and deferred financing costs	(26,987)	—

Net cash provided by (used in) financing activities	1,821,239	(90,688)

Effect of exchange rate changes on cash and cash equivalents	(7,242)	9,383

Decrease in cash and cash equivalents	(250,569)	(32,000)
Cash and cash equivalents, beginning of the year	643,395	671,811

Cash and cash equivalents, end of the period	$392,826	$639,811

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except per share data)

	Common Stock		Additional Paid-In	Retained	Stock Held in Trust		Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Noncontrolling	Total Shareholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Shares	Amount	(Note 13)	Interests	Equity
				(Unaudited)
Balance at December 31, 2012	96,835	$1,190	$363,417	$1,300,742	316	$(3,031)	4,688	$(193,533)	$(101,032)	$28,557	$1,396,310
Net income	—	—	—	33,608	—	—	—	—	—	9,264	42,872
Change in cumulative translation adjustment, net	—	—	—	—	—	—	—	—	(13,926)	883	(13,043)
Change in unrealized fair value of cash flow hedges, net	—	—	—	—	—	—	—	—	(1,731)	—	(1,731)
Change in unrecognized prior service pension credits/costs, net	—	—	—	—	—	—	—	—	(192)	—	(192)
Change in unrecognized actuarial pension gains/losses, net	—	—	—	—	—	—	—	—	4,897	—	4,897
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,065)	(1,065)
Dividends paid ($0.05 per share)	—	—	—	(5,345)	—	—	—	—	—	—	(5,345)
Stock-based compensation expense	—	—	38,072	—	—	—	—	—	—	—	38,072
Acquisition of The Shaw Group Inc.	8,893	85	398,366	—	—	—	(2,559)	100,125	—	36,665	535,241
Issuance of treasury stock to trust	98	—	896	—	98	(5,245)	(98)	4,349	—	—	—
Release of trust shares	—	—	1,537	—	(301)	2,537	—	—	—	—	4,074
Purchase of treasury stock	(446)	—	—	—	—	—	446	(23,764)	—	—	(23,764)
Issuance of stock	1,612	—	(49,808)	—	—	—	(1,612)	71,038	—	—	21,230

Balance at March 31, 2013	106,992	$1,275	$752,480	$1,329,005	113	$(5,739)	865	$(41,785)	$(111,984)	$74,304	$1,997,556

	Common Stock		Additional Paid-In	Retained	Stock Held in Trust		Treasury Stock		Accumulated Other Comprehensive	Noncontrolling	Total Shareholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Shares	Amount	(Loss) Income	Interests	Equity
				(Unaudited)
Balance at December 31, 2011	97,596	$1,190	$371,669	$1,018,481	752	$(9,788)	3,927	$(142,666)	$(61,152)	$18,696	$1,196,430
Net income	—	—	—	59,487	—	—	—	—	—	1,487	60,974
Change in cumulative translation adjustment, net	—	—	—	—	—	—	—	—	6,911	524	7,435
Change in unrealized fair value of cash flow hedges, net	—	—	—	—	—	—	—	—	911	—	911
Change in unrecognized prior service pension credits/costs, net	—	—	—	—	—	—	—	—	(88)	—	(88)
Change in unrecognized actuarial pension gains/losses, net	—	—	—	—	—	—	—	—	(614)	—	(614)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(2,450)	(2,450)
Dividends paid ($0.05 per share)	—	—	—	(4,885)	—	—	—	—	—	—	(4,885)
Stock-based compensation expense	—	—	22,340	—	—	—	—	—	—	—	22,340
Release of trust shares	—	—	(1,728)	—	(433)	6,733	—	—	—	—	5,005
Purchase of treasury stock	(2,367)	—	—	—	—	—	2,367	(105,551)	—	—	(105,551)
Issuance of stock	1,680	—	(43,161)	—	—	—	(1,680)	59,527	—	—	16,366

Balance at March 31, 2012	96,909	$1,190	$349,120	$1,073,083	319	$(3,055)	4,614	$(188,690)	$(54,032)	$18,257	$1,195,873

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

($ and share values in thousands, except per share data)

(Unaudited)

1. ORGANIZATION AND NATURE OF OPERATIONS

Organization and Nature of Operations—Chicago Bridge & Iron Company N.V. (“CB&I” or the “Company”) provides a wide range of services, including conceptual design, technology, engineering, procurement, fabrication, modularization, construction, commissioning, maintenance, program management and environmental services to customers in the energy infrastructure market throughout the world and is a provider of diversified government services. Our business is aligned into four principal operating groups: (1) Engineering, Construction and Maintenance, (2) Fabrication Services, (3) Technology, and (4) Government Solutions. See Note 16 for a description of our operating groups and related financial information.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying unaudited interim Condensed Consolidated Financial Statements (“Financial Statements”) for CB&I have been prepared pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (the “SEC”) and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These Financial Statements include all wholly-owned subsidiaries and those entities which we are required to consolidate in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Consolidations Topic 810 (“FASB ASC 810”). See the “Partnering Arrangements” section of this footnote for further discussion of our consolidation policy for those entities that are not wholly-owned. We believe these Financial Statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our results of operations and cash flows for the three months ended March 31, 2013 and 2012 and our financial position as of March 31, 2013. The December 31, 2012 Condensed Consolidated Balance Sheet (“Balance Sheet”) was derived from our December 31, 2012 audited Consolidated Balance Sheet. Inventory balances at December 31, 2012 have been reclassified from other current assets to conform to our March 31, 2013 presentation.

We believe the disclosures accompanying these Financial Statements are adequate to make the information presented not misleading. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC for interim reporting periods. The results of operations and cash flows for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying Financial Statements should be read in conjunction with our Consolidated Financial Statements and notes thereto included in our 2012 Annual Report on Form 10-K (“2012 Annual Report”).

Use of Estimates—The preparation of our Financial Statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We believe the most significant estimates and judgments are associated with revenue recognition for our contracts, including the recognition of incentive fees and unapproved change orders and claims; determination of fair value with respect to acquired tangible and intangible assets and liabilities; recoverability assessments that must be periodically performed with respect to long-lived assets, goodwill and other intangible asset balances; valuation of financial instruments, deferred tax assets and inventory; the determination of liabilities related to self-insurance programs and income taxes; and consolidation determinations with respect to our partnering arrangements. If the underlying estimates and assumptions upon which our Financial Statements are based change in the future, actual amounts may differ from those included in the accompanying Financial Statements.

Revenue Recognition—Revenue for our operating groups is primarily derived from long-term contracts for which revenue is recognized using the percentage of completion (“POC”) method, primarily based on the percentage that actual costs-to-date bear to total estimated costs to complete each contract. We follow the guidance of FASB ASC Revenue Recognition Topic 605-35 for accounting policies relating to our use of the POC method, estimating costs, and revenue recognition, including the recognition of incentive fees, unapproved change orders and claims, and combining and segmenting contracts. We primarily utilize the cost-to-cost approach to estimate POC as we believe this method is less subjective than relying on assessments of physical progress. Under the cost-to-cost approach, the use of estimated costs to complete each contract is a significant variable in the process of determining recognized revenue and is a significant factor in the accounting for contracts. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts in progress. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates.

Our long-term contracts are awarded on a competitive bid and negotiated basis and the timing of revenue recognition may be impacted by the terms of such contracts. We offer our customers a range of contracting options, including cost-reimbursable, fixed-price and hybrid, which has both cost-reimbursable and fixed-price characteristics. Fixed-price contracts, and hybrid contracts with a more significant fixed-price component, tend to provide us with greater control over project schedule and the timing of when work is performed and costs are incurred, and accordingly, when revenue is recognized. Cost-reimbursable contracts, or hybrid contracts with a more significant cost-reimbursable component, generally provide our customers with greater influence over the timing of when we perform our work, and accordingly, such contracts often result in less predictability with respect to the timing of revenue recognition. Our shorter term contracts and services are generally provided on a cost-reimbursable, fixed-price or unit price basis.

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contract revenue for our long-term contracts reflects the original contract price adjusted for approved change orders and estimated recoveries for incentive fees, unapproved change orders and claims. We recognize revenue associated with incentives fees when the value can be reliably estimated and realization is reasonably assured. We recognize revenue associated with unapproved change orders and claims to the extent that related costs have been incurred, recovery is probable and the value can be reliably estimated. Our recorded incentive fees, unapproved change orders and claims reflect our best estimate of recovery amounts; however, the ultimate resolution and amounts received could differ from these estimates. See Note 15 for additional discussion of our unapproved change orders and claims.

With respect to our engineering, procurement, and construction (“EPC”) services, our contracts are not segmented between types of services, such as engineering and construction, if each of the EPC components is negotiated concurrently or if the pricing of any such services is subject to the ultimate negotiation and agreement of the entire EPC contract. However, we segment an EPC contract if it includes technology or fabrication services provided by a differing operating group and the technology or fabrication scope is independently negotiated and priced. In addition, an EPC contract including technology or fabrication services may be segmented if we satisfy the segmenting criteria in ASC 605-35. Revenue recorded in these situations is based on our prices and terms for similar services to third party customers. Segmenting a contract may result in different interim rates of profitability for each scope of service than if we had recognized revenue on a combined basis. In some instances, we may combine contracts that are entered into in multiple phases, but are interdependent and include pricing considerations by us and the customer that are impacted by all phases of the project. Otherwise, if each phase is independent of the other and pricing considerations do not give effect to another phase, the contracts will not be combined.

Cost of revenue for our long-term contracts includes direct contract costs, such as materials and labor, and indirect costs that are attributable to contract activity. The timing of when we bill our customers is generally dependent upon advance billing terms, completion of certain phases of the work, or when services are provided. Cumulative costs and estimated earnings recognized to-date in excess of cumulative billings is reported on the Balance Sheet as costs and estimated earnings in excess of billings. Cumulative billings in excess of cumulative costs and estimated earnings recognized to-date is reported on the Balance Sheets as billings in excess of costs and estimated earnings. Any uncollected billed revenue, including contract retentions, is reported as accounts receivable. At March 31, 2013 and December 31, 2012, accounts receivable included contract retentions of approximately $48,200 and $37,200, respectively. Contract retentions due beyond one year were not significant at March 31, 2013 or December 31, 2012.

Revenue for our government contracts and cost-reimbursable service contracts that do not satisfy the criteria for revenue recognition under the POC method is generally recorded at the time services are performed.

Revenue for our pipe and steel fabrication and catalyst manufacturing contracts that are independent of an EPC contract, or for which we satisfy the segmentation criteria discussed above, is recognized upon shipment of the fabricated or manufactured units. During the fabrication or manufacturing process, all related direct and allocable indirect costs are capitalized as work in process inventory and such costs are recorded as cost of revenue at the time of shipment.

Our billed and unbilled revenue may be exposed to potential credit risk if our customers should encounter financial difficulties, and we maintain reserves for specifically-identified potential uncollectible receivables. At March 31, 2013 and December 31, 2012, allowances for doubtful accounts were approximately $1,400 and $1,300, respectively.

Other Operating Expense (Income), Net—Other operating expense (income), net, generally represents losses (gains) on the sale of property and equipment.

Acquisition-Related Costs—Acquisition-related costs during the three months ended March 31, 2013 included transaction costs and change-in-control and severance-related costs of approximately $61,300 associated with our acquisition of The Shaw Group, Inc. (“Shaw”) (the “Shaw Acquisition” or “the Acquisition”), as further described in Note 4.

Goodwill and Other Intangible Assets— Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually, absent any indicators of impairment. We perform our annual impairment assessment during the fourth quarter of each year based upon balances as of the beginning of that year’s fourth quarter. As part of our annual impairment assessment in the fourth quarter of 2012, we performed a qualitative assessment of goodwill to determine whether it was more likely than not that the fair value of a reporting unit was less than its carrying value. Based upon this qualitative assessment, a two-phase quantitative assessment was not required to be performed for any of our reporting units. If, based on future qualitative assessments, the two-phase quantitative assessment is deemed necessary, the first phase would screen for impairment, while the second phase, if necessary, would measure impairment. If required, the implied fair value of a reporting unit would be derived by estimating the unit’s discounted future cash flows. During the three months ended March 31, 2013, no indicators of goodwill impairment were identified.

We amortize our finite-lived intangible assets utilizing either a straight-line or other basis that reflects the period the associated contractual or economic benefits are expected to be realized, with lives ranging from 2 to 20 years, absent any indicators of impairment. We review tangible assets and finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, the estimated future cash flow associated with the asset or asset group will be compared to the asset’s carrying amount to determine if impairment exists. During the three months ended March 31, 2013, no indicators of impairment were identified. See Note 6 for additional discussion of our goodwill and other intangible assets.

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share (“EPS”)—Basic EPS is calculated by dividing net income attributable to CB&I by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of dilutive securities, consisting of restricted shares, performance shares (where performance criteria have been met), stock options and directors’ deferred-fee shares. See Note 3 for calculations associated with basic and diluted EPS.

Cash Equivalents—Cash equivalents are considered to be all highly liquid securities with original maturities of three months or less.

Inventory—Inventory is recorded at the lower of cost or market and cost is determined using the first-in-first-out (“FIFO”) or weighted-average cost method. The cost of inventory includes acquisition costs, production or conversion costs, and other costs incurred to bring the inventory to current locations and conditions. An allowance for excess or inactive inventory is recorded based upon an analysis that considers current inventory levels, historical usage patterns, estimates of future sales expectations and salvage value. See Note 5 for additional disclosures associated with our inventory.

Foreign Currency—The nature of our business activities involves the management of various financial and market risks, including those related to changes in foreign currency exchange rates. The effects of translating financial statements of foreign operations into our reporting currency are recognized as a cumulative translation adjustment in accumulated other comprehensive income (loss) (“AOCI”). This balance which has been impacted in the three months ended March 31, 2013 primarily by movements in the Euro exchange rate against the U.S. dollar, is net of tax, where applicable. Foreign currency exchange gains (losses) are included within cost of revenue and were immaterial for the three months ended March 31, 2013 and 2012.

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

•

Interest Rate Derivatives—Our interest rate derivatives are limited to a swap arrangement entered on February 28, 2013 to hedge against interest rate variability associated with $505,000 of our $1,000,000 unsecured term loan (the “Term Loan”). The swap arrangement is designated as a cash flow hedge, as its critical terms matched those of the Term Loan at inception and through March 31, 2013. Therefore, changes in the fair value of the swap arrangement are included in AOCI until the associated underlying exposure impacts our earnings.

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

We provide income tax and associated interest reserves, where applicable, in situations where we have and have not received tax assessments. Tax and associated interest reserves are provided in those instances where we consider it more likely than not that additional tax will be due in excess of amounts reflected in income tax returns filed worldwide. At March 31, 2013, our reserves totaled approximately $11,600, including $6,400 from the Shaw Acquisition. If these income tax benefits are ultimately recognized, approximately $8,000 would impact the effective tax rate as we are contractually indemnified for the remaining balances. At December 31, 2012, our reserves totaled approximately $5,200. As a matter of standard policy, we continually review our exposure to additional income tax obligations and as further information is known or events occur, changes in our tax and interest reserves may be recorded within income tax expense and interest expense, respectively.

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Partnering Arrangements—In the ordinary course of business, we execute specific projects and conduct certain operations through joint venture, consortium and other collaborative arrangements (collectively referred to as “venture(s)”). We have various ownership interests in these ventures, with such ownership typically being proportionate to our decision-making and distribution rights. The venture entity generally contracts directly with the third party customer; however, services may be performed directly by the venture entity, or may be performed by us or our partners, or a combination thereof.

Venture net assets consist primarily of cash, working capital and property and equipment, and assets may be restricted from being used to fund obligations outside of the venture. These ventures typically have limited third-party debt or have debt that is non-recourse in nature; however, they may provide for capital calls to fund operations or require participants in the venture to provide additional financial support, including advance payment or retention letters of credit.

Each venture is assessed at inception and on an ongoing basis as to whether it qualifies as a variable interest entity (“VIE”) under the consolidations guidance in FASB ASC 810. Our ventures generally qualify as a VIE when they (1) meet the definition of a legal entity, (2) absorb the operational risk of the projects being executed, creating a variable interest, and (3) lack sufficient capital investment from the partners, potentially resulting in the venture requiring additional subordinated financial support, if necessary, to finance its future activities.

If at any time a venture qualifies as a VIE, we are required to perform a qualitative assessment to determine whether we are the primary beneficiary of the VIE and therefore, need to consolidate the VIE. We are the primary beneficiary if we have (1) the power to direct the economically significant activities of the VIE and (2) the right to receive benefits from, and obligation to absorb losses of, the VIE. If the venture is a VIE and we are the primary beneficiary, or we otherwise have the ability to control the venture, we consolidate the venture. If we are not determined to be the primary beneficiary of the VIE, or only have the ability to significantly influence, rather than control the venture, we do not consolidate the venture. We account for unconsolidated ventures using the equity method or proportionate consolidation. At March 31, 2013 and December 31, 2012, we had no material proportionately consolidated ventures. See Note 7 for additional discussion of our material partnering arrangements.

New Accounting Standards—In January 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-01, which requires companies to disclose additional information about derivative instruments that are subject to master netting arrangements (“MNAs”). See Note 10 for our applicable disclosures.

In February 2013, the FASB issued ASU 2013-02, which requires companies to disclose additional information about AOCI, including changes in AOCI balances by component and significant items reclassified from AOCI into earnings. See Note 13 for our applicable disclosures.

3. EARNINGS PER SHARE

A reconciliation of weighted average basic shares outstanding to weighted average diluted shares outstanding and the computation of basic and diluted EPS are as follows:

	Three Months Ended March 31,
	2013	2012
Net income attributable to CB&I	$33,608	$59,487

Weighted average shares outstanding—basic (1)	101,802	97,257
Effect of restricted shares/performance shares/stock options (2)	1,633	1,926
Effect of directors’ deferred-fee shares	72	69

Weighted average shares outstanding—diluted	103,507	99,252

Net income attributable to CB&I per share:
Basic	$0.33	$0.61
Diluted	$0.32	$0.60

(1) 2013 includes the impact of 8,893 shares issued in connection with the Shaw Acquisition
(2) Antidilutive options excluded from EPS	122	165

4. SHAW ACQUISITION

General—On July 30, 2012, we entered into a definitive agreement to acquire Shaw, whose operations include engineering, procurement, construction, maintenance, fabrication, modularization, consulting, remediation, and program management services for electric utilities, independent and merchant power producers, government agencies, multinational and national oil companies, and industrial companies. On February 13, 2013 (the “Acquisition Closing Date”), we completed the Shaw Acquisition for a gross purchase price of $3,349,791, comprised of $2,851,260 in cash consideration and $498,531 in equity consideration. The cash consideration was funded using $1,051,260 from existing cash balances of CB&I and Shaw on the Acquisition Closing Date, and the remainder was funded using debt financing, as further described in Note 9. Shaw’s unrestricted cash balance on the Acquisition Closing Date totaled $1,137,927, and accordingly, the cash portion of our purchase price, net of cash acquired, was $1,713,333 and our total purchase price, net of cash acquired, was $2,211,864.

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At the Acquisition Closing Date, each issued and outstanding share of common stock, no par value, of Shaw (other than any dissenting shares, treasury shares, or shares held by Shaw, CB&I or their respective subsidiaries) was cancelled and extinguished and converted into the right to receive (i) $41.00 in cash and (ii) an amount of cash in Euros equal to the par value of 0.12883 shares of CB&I common stock, which cash was not actually paid, but was instead converted automatically into 0.12883 shares of CB&I common stock (the “Acquisition Consideration”). Stock-settled and cash-settled equity-based awards relating to shares of Shaw’s common stock were either cancelled and converted into the right to receive the Acquisition Consideration (or the cash value thereof) or were converted into comparable CB&I awards on generally the same terms and conditions as prior to the Acquisition Closing Date. On the Acquisition Closing Date, we issued 8,893 shares of CB&I common stock and converted an equivalent of 1,362 shares into CB&I stock-settled equity-based awards. An equivalent of 473 shares of CB&I cash-settled equity-based awards were converted and recognized as a liability on our initial balance sheet within accrued and other non-current liabilities.

From the Acquisition Closing Date through March 31, 2013, revenue and income from operations associated with the Shaw Acquisition (excluding acquisition-related costs and including intangibles amortization) totaled approximately $625,200 and $32,100, respectively. Additionally, in connection with the Shaw Acquisition, during the three months ended March 31, 2013, we incurred approximately $19,900 and $61,300 of financing and acquisition-related costs, respectively. Financing-related costs were recognized in interest expense on our Statement of Operations and included approximately $8,500 of interest and fees incurred prior to the Acquisition Closing Date, and approximately $2,000 of interest related to one-time commitments satisfied during the quarter (see Note 9 for further discussion). Acquisition-related costs included transaction costs and change-in-control and severance-related costs.

Preliminary Purchase Price Allocation—The aggregate purchase price noted above was allocated to the major categories of assets and liabilities acquired based upon their estimated fair values at the Acquisition Closing Date, which were based, in part, upon outside preliminary appraisals for certain assets, including specifically-identified intangible assets. The excess of the purchase price over the preliminary estimated fair value of the net tangible and identifiable intangible assets acquired totaling $2,449,147, was recorded as goodwill.

The following table summarizes our preliminary purchase price allocation at the Acquisition Closing Date:

Net tangible assets:
Unrestricted cash	$1,137,927
Inventory	272,192
Other current assets	494,706
Property and equipment	495,837
Other non-current assets	76,249
Deferred income taxes, net (1)	303,407
Westinghouse obligations, net (2)	(44,793)
Contracts in progress, net (3)	(1,117,786)
Accounts payable	(535,488)
Other current liabilities	(459,530)
Other non-current liabilities	(123,977)

Total net tangible assets	$498,744

Intangible assets (4):
Backlog and customer relationships	$271,000
Tradenames	120,500
Other	10,400

Total intangible assets	$401,900

Goodwill (5)	2,449,147

Total purchase price	$3,349,791

Unrestricted cash acquired	(1,137,927)

Total purchase price, net of unrestricted cash acquired	$2,211,864

(1)

Deferred Income Taxes—Deferred income taxes represent deferred taxes recorded in connection with our preliminary purchase price allocation and include $443,184 of deferred tax assets and $139,777 of deferred tax liabilities.

(2)

Westinghouse Obligations—Westinghouse obligations represents the net obligation we acquired associated with Shaw’s investment in Westinghouse and includes $1,380,086 of bond obligations less $1,335,293 of acquired restricted cash that was used to settle a portion of the bond obligation. See Note 9 for further discussion.

(3)

Contracts in Progress—Included in contracts in progress is a fair value adjustment of approximately $364,000 associated with acquired long-term contracts that were less than fair value at the Acquisition Closing Date. This fair value adjustment will be included in revenue on a percentage of completion basis as the applicable projects progress over approximately five to six years.

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)

Intangible Assets—Acquired intangible assets totaling $401,900 primarily consist of backlog, customer relationships and tradenames. Backlog and customer relationships represent the fair value of existing contracts and the underlying customer relationships, have estimated lives ranging from 2 to 20 years, and are amortized over a weighted average life of 6.0 years. The fair value of acquired tradenames have estimated lives of 10 years and are amortized over a weighted average life of 3.0 years. Other intangible assets primarily consist of the fair value of technologies, have estimated lives of 15 years and are amortized over a weighted average life of 5.0 years. The amortization lives and timing of amortization for all the intangibles are based on the estimated periods over which the economic benefits are anticipated to be realized. For the three months ended March 31, 2013, amortization for these intangible assets totaled $5,000.

(5)

Goodwill—Goodwill represents the excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets. The factors contributing to our goodwill balance include the acquired established workforce and estimated future cost savings and revenue synergies associated with our combined operations. Given the proximity of the Acquisition Closing Date to the reporting date of March 31, 2013, the allocation of goodwill for each of our operating groups is in process, and therefore, has not been presented. Of the $2,449,147 of estimated total goodwill recorded in conjunction with the Shaw Acquisition, approximately $42,600 is deductible for tax purposes.

The purchase price allocation and related amortization periods are based upon preliminary information and are subject to change when additional information concerning final asset and liability valuations is obtained. We have not completed our final assessment of the fair value of purchased intangible assets, property and equipment, inventory, tax balances, contingent liabilities, long-term leases or acquired contracts. Our final purchase price allocation may result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill.

Supplemental Pro Forma Information (Unaudited)—The following unaudited pro forma condensed combined financial information (“the pro forma financial information”) gives effect to the acquisition of Shaw by CB&I, accounted for as a business combination using the purchase method of accounting. CB&I’s fiscal year ends on December 31, while Shaw’s ended on August 31, prior to the Acquisition. To give effect to the Shaw Acquisition for pro forma financial information purposes, Shaw’s historical results were brought to within one month of CB&I’s interim results for the three month period ended March 31, 2012, and included the three months ended February 29, 2012. The pro forma financial information reflects the Shaw Acquisition and related events as if they occurred on January 1, 2012, and gives effect to pro forma events that are: directly attributable to the Acquisition, factually supportable, and expected to have a continuing impact on the combined results of CB&I and Shaw following the Acquisition. The pro forma financial information includes adjustments to: (1) exclude transaction costs and change-in-control and severance-related costs that were included in CB&I and Shaw’s historical results and are expected to be non-recurring; (2) exclude the results of portions of the Shaw business that were not acquired by CB&I or are not expected to have a continuing impact; (3) include additional intangibles amortization and net interest expense associated with the Shaw Acquisition; and (4) include the pro forma results of Shaw from January 1, 2013 through the Acquisition Closing Date for the three month period ended March 31, 2013. This pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the pro forma events taken place on the dates indicated. Further, the pro forma financial information does not purport to project the future operating results of the combined company following the Acquisition.

	Three Months Ended March 31,
	2013	2012
Pro forma revenue	$2,744,799	$2,544,003
Pro forma net income	$87,367	$70,465
Pro forma net income per share:
Basic	$0.82	$0.66
Diluted	$0.81	$0.65

5. INVENTORY

The components of inventory at March 31, 2013 and December 31, 2012 were as follows:

	March 31,	December 31,
	2013	2012
Raw materials	$173,575	$11,870
Work in process	36,522	1,360
Finished goods	98,716	19,089

Total	$308,813	$32,319

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. GOODWILL AND OTHER INTANGIBLES

Goodwill—At March 31, 2013 and December 31, 2012, our goodwill balances were $3,366,591 and $926,711, respectively, attributable to the excess of the purchase price over the fair value of net assets acquired in connection with our acquisitions:

Balance at December 31, 2012	$926,711
Shaw Acquisition (Note 4)	2,449,147
Foreign currency translation	(8,026)
Amortization of tax goodwill in excess of book goodwill	(1,241)

Balance at March 31, 2013	$3,366,591

During the three months ended March 31, 2013, no indicators of goodwill impairment were identified and therefore no goodwill impairment charge was recorded. There can be no assurance that our future goodwill impairment analyses will not result in charges to earnings.

Other Intangible Assets—The following table provides a summary of our acquired finite-lived intangible assets at March 31, 2013 and December 31, 2012, including weighted-average useful lives for each major intangible asset class and in total:

	March 31, 2013		December 31, 2012
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Finite-lived intangible assets (weighted average life)
Backlog and customer relationships (6 years)	$271,000	$(2,116)	$—	$—
Process technologies (15 years)	236,844	(74,487)	228,304	(71,391)
Tradenames (4 years)	130,819	(5,612)	10,417	(2,659)
Lease agreements (6 years)	7,199	(6,587)	7,409	(6,599)
Non-compete agreements (7 years)	2,873	(2,165)	2,929	(2,102)

Total (9 years) (1)	$648,735	$(90,967)	$249,059	$(82,751)

(1)

The increase in intangibles during the three month period ended March 31, 2013 relates to $401,900 of intangibles acquired in connection with the Shaw Acquisition (as further discussed in Note 4), partially offset by amortization expense and currency translation. Amortization expense for our intangibles existing at March 31, 2013 is anticipated to be approximately $51,400, $65,700, $60,300, $55,300 and $40,300, for 2013, 2014, 2015, 2016 and 2017, respectively.

7. PARTNERING ARRANGEMENTS

As discussed in Note 2, we account for our unconsolidated ventures primarily using the equity method of accounting. Further, we consolidate any venture that is determined to be a VIE for which we are the primary beneficiary, or which we otherwise effectively control.

Unconsolidated Ventures—The following is a summary description of our material unconsolidated ventures which have been accounted for using the equity method:

•

Chevron-Lummus Global (“CLG”)—We have a venture with Chevron (CB&I – 50%, Chevron – 50%), to provide licenses, basic engineering services and catalyst supply for deep conversion (e.g. hydrocracking), residual hydroprocessing and lubes processing through CLG. The business primarily focuses on converting/upgrading heavy/sour crude that is produced in the refinery process to more marketable products. As sufficient capital investments in CLG have been made by the venture partners, it does not qualify as a VIE. Additionally, we do not effectively control CLG and therefore do not consolidate the venture.

•

NET Power LLC (“NET Power”)—We have a commitment to invest up to $50,400 in cash and in-kind services in NET Power, a technology venture between CB&I and various other parties, formed for the purpose of developing a new fossil fuel-based power generation technology that is intended to produce cost-effective power with little-to-no carbon dioxide emissions. Our investment funding is contingent upon demonstration of various levels of feasibility of the NET Power technology and could result in up to a 50% interest in NET Power and provide for the exclusive right to engineer, procure and construct NET Power plants. At March 31, 2013, we had cumulatively invested cash and in-kind services of approximately $5,200, for an approximate 10% interest in NET Power. These cash and in-kind contributions have been expensed within our equity earnings as technological feasibility associated with the development project has not been established.

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have no other material unconsolidated ventures.

Consolidated Ventures—The following is a summary description of the material ventures we consolidate due to their designation as VIEs for which we are the primary beneficiary:

•

CB&I/Kentz—We have a venture with Kentz (CB&I—65%, Kentz—35%) to perform the structural, mechanical, piping, electrical and instrumentation work on, and to provide commissioning support for, three Liquefied Natural Gas (“LNG”) trains, including associated utilities and a domestic gas processing and compression plant, for the Gorgon LNG project, located on Barrow Island, Australia. The contract value is approximately $3,400,000.

•

CB&I/Clough— We have a venture with Clough (CB&I—65%, Clough—35%) to perform the EPC work for a gas conditioning plant, nearby wellheads, and associated piping and infrastructure for the Papua New Guinea LNG project, located in the Southern Highlands of Papua New Guinea. The contract value is approximately $2,100,000.

•

CB&I/AREVA— We have a venture with AREVA (CB&I—70%, AREVA—30%) to design, license and construct a multi-billion dollar mixed oxide fuel fabrication facility in Aiken, South Carolina to convert weapons-grade plutonium into fuel for nuclear power plants for the U.S. Department of Energy.

All other ventures that we consolidate due to their designation as VIEs, are not individually material and are therefore aggregated in the table below. The following table presents summarized balance sheet information for our consolidated VIEs:

	March 31,	December 31,
	2013	2012
CB&I/Kentz
Current assets	$99,485	$82,421
Current liabilities.	$31,465	$39,276
CB&I/Clough
Current assets	$151,522	$145,666
Current liabilities	$74,114	$79,523
CB&I/AREVA
Current assets	$140,482	$—
Current liabilities	$138,786	$—
All Other
Current assets	$92,741	$24,536
Non-current assets	$50,874	$—

Total assets	$143,615	$24,536
Current liabilities	$56,655	$28,339

The use of these ventures exposes us to a number of risks, including the risk that our partners may be unable or unwilling to provide their share of capital investment to fund the operations of the venture or to complete their obligations to us, the venture, or ultimately, our customer. This could result in unanticipated costs to achieve contractual performance requirements, liquidated damages or contract disputes, including claims against our partners.

8. FACILITY REALIGNMENT AND SEVERANCE LIABILITIES

At March 31, 2013 and December 31, 2012, we had a facility realignment liability related to the recognition of future operating lease expense for unutilized facility capacity where we remain contractually obligated to a lessor. The liability was recognized within accrued liabilities and other non-current liabilities, as applicable, based upon the anticipated timing of payment. At March 31, 2013, we also had $37,000 of liabilities recognized in accrued liabilities related to change-in-control obligations associated with the Shaw Acquisition. The following table summarizes the movements in the liabilities during the three months ended March 31, 2013:

Balance at December 31, 2012	$12,752
Charges	—
Shaw Acquisition-related obligations	37,000
Cash payments	(1,261)
Foreign exchange and other	(50)

Balance at March 31, 2013	$48,441

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. DEBT

Our outstanding debt at March 31, 2013 and December 31, 2012 was as follows:

	March 31,	December 31,
	2013	2012
Current
Westinghouse bonds	$—	$—
Revolving facility debt	116,177	—
Current maturities of term loan	81,250	—

Current debt	$197,427	$—

Long-Term
Term Loan: $1,000,000 term loan (interest at LIBOR plus an applicable floating margin)	981,250	—
Senior Notes, $800,000 senior notes, series A-D (fixed interest ranging from 4.15% to 5.30%)	800,000	800,000
Less: current maturities of term loan	(81,250)	—

Long-term debt	$1,700,000	$800,000

Westinghouse Bonds—In 2006, Shaw purchased a 20% equity interest in Westinghouse Electric Company (“WEC”), the majority-owner of which is Toshiba Corporation (“Toshiba”). Shaw’s total cost of the equity investment was approximately $1,100,000, which was financed through the Japanese private placement market by issuing 128,980,000 Japanese Yen (“JPY”) (equivalent to approximately $1,100,000 at the time of issuance) limited recourse bonds (the “Westinghouse Bonds”). In conjunction with Shaw’s investment in Westinghouse, Shaw also entered into JPY-denominated put option agreements (the “Put Option”) that provided Shaw an option to sell its investment in Westinghouse to Toshiba for 96.7% of the original investment value (approximately 124,724,000 JPY or approximately $1,064,000). In October 2012, Shaw exercised the Put Option, which required Toshiba to fund approximately 124,724,000 billion JPY (approximately $1,309,000) into a JPY-denominated trust account for purposes of repaying the Westinghouse Bonds on their maturity date of March 15, 2013. The trust account was funded by Toshiba on January 4, 2013. On March 15, 2013, the Westinghouse Bond holders were repaid from proceeds of the trust account and a payment by CB&I for the remaining 3.3% shortfall of the principal amount (approximately 4,256,000 JPY or $44,700). Accordingly, the Westinghouse Bonds, and the associated cash funded by Toshiba into the trust account, were not reflected in our March 31, 2013 Balance Sheet, but were included in Shaw’s Acquisition Closing Date balance sheet. See Note 4 for further discussion of the preliminary purchase price allocation associated with the Shaw Acquisition.

Revolving Facilities—We have a four-year, $1,100,000, committed and unsecured revolving credit facility (the “Revolving Facility”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, and Bank of America, N.A. (“BofA”), as syndication agent, which expires in July 2014. The Revolving Facility was amended effective December 21, 2012 to allow for the Shaw Acquisition and related financing as further described below. The Revolving Facility, as amended, has a borrowing sublimit of $550,000 and certain financial covenants, including a temporary maximum leverage ratio of 3.25 beginning at the Acquisition Closing Date, with such maximum declining to its previous level of 2.50 within six quarters of the Acquisition Closing Date, a minimum fixed charge coverage ratio of 1.75 and a minimum net worth level calculated as $1,465,000 at March 31, 2013. The Revolving Facility also includes customary restrictions regarding subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, and mergers and acquisitions, as well as a trailing twelve-month limitation of $300,000 for dividend payments and share repurchases (subject to certain financial covenants), among other restrictions. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. The interest, letter of credit fee, and commitment fee percentages are based upon our quarterly leverage ratio. In the event that we borrow funds under the facility, interest is assessed at either prime plus an applicable floating margin, or LIBOR plus an applicable floating margin. At March 31, 2013, we had no outstanding borrowings under the facility, but had $374,186 of outstanding letters of credit, providing $725,814 of available capacity. Such letters of credit are generally issued to customers in the ordinary course of business to support advance payments and performance guarantees, in lieu of retention on our contracts, or in certain cases, are issued in support of our insurance program. During the three-months ended March 31, 2013, our maximum outstanding borrowings under the facility were $70,000.

We also have a five-year, $650,000, committed and unsecured revolving credit facility (the “Second Revolving Facility”) with BofA, as administrative agent, and Credit Agricole Corporate and Investment Bank (“Credit Agricole”), as syndication agent, which expires in February 2018. The Second Revolving Facility supplements our Revolving Facility, has a $487,500 borrowing sublimit and financial and restrictive covenants similar to those noted above for the Revolving Facility. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. The interest, letter of credit fee, and commitment fee percentages are based upon our quarterly leverage ratio. In the event that we borrow funds under the facility, interest is assessed at either prime plus an applicable floating margin, or LIBOR plus an applicable floating margin. At March 31, 2013, we had $97,000 of outstanding borrowings and $130,490 of outstanding letters of credit under the facility (including $124,562 to replace Shaw’s previous credit facilities), providing $422,510 of available capacity. During the three months ended March 31, 2013, our maximum outstanding borrowings under the facility were $233,000.

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Term Loan—We have $981,250 remaining on a four-year, $1,000,000 unsecured Term Loan with BofA as administrative agent, which was used to fund a portion of the Shaw Acquisition on the Acquisition Closing Date. Interest and principal under the Term Loan is payable quarterly in arrears and bears interest at LIBOR plus an applicable floating margin. However, we entered into an interest rate swap on February 28, 2013 to hedge against $505,000 of the $1,000,000 Term Loan, which resulted in a weighted average interest rate of approximately 2.47% during the three months ended March 31, 2013, inclusive of the applicable floating margin of 2.0%. Annual maturities for the Term Loan are $75,000, $100,000, $100,000, $150,000 and $575,000 in 2013, 2014, 2015, 2016 and 2017, respectively. The Term Loan has financial and restrictive covenants similar to those noted above for the Revolving Facility.

Senior Notes—We have a series of senior notes totaling $800,000 in the aggregate (“Senior Notes”), with Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Credit Agricole, as administrative agents, which were used to fund a portion of the Shaw Acquisition. The Senior Notes were funded into an escrow account on December 28, 2012, and were restricted from use until the Acquisition Closing Date. Accordingly, the escrowed funds were recorded as restricted cash, and the Senior Notes were recorded as long-term debt, on our December 31, 2012 Balance Sheet. The Senior Notes have financial and restrictive covenants similar to those noted above for the Revolving Facility and include Series A through D, which contain the following terms:

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

Uncommitted Facilities—We also have various short-term, uncommitted revolving credit facilities (the “Uncommitted Facilities”) across several geographic regions of approximately $1,829,400. These facilities are generally used to provide letters of credit or bank guarantees to customers to support advance payments and performance guarantees in the ordinary course of business or in lieu of retention on our contracts. At March 31, 2013, we had $19,177 of outstanding borrowings and $749,660 of outstanding letters of credit under these facilities (including $100,030 to replace Shaw’s previous credit facilities), providing $1,060,563 of available capacity. In addition to providing letters of credit or bank guarantees, we also issue surety bonds in the ordinary course of business to support our contract performance.

Compliance and Other—As of March 31, 2013, we were in compliance with all of our restrictive and financial covenants. Capitalized interest was insignificant at March 31, 2013 and December 31, 2012.

10. FINANCIAL INSTRUMENTS

Foreign Currency Exchange Rate Derivatives

Operating Exposures—At March 31, 2013, the notional value of our outstanding forward contracts to hedge certain foreign exchange-related operating exposures was approximately $150,600. These contracts vary in duration, maturing up to three years from period-end. We designate certain of these hedges as cash flow hedges and accordingly, changes in their fair value are recognized in AOCI until the associated underlying operating exposure impacts our earnings. We exclude forward points, which are recognized as ineffectiveness within cost of revenue and are not material to our earnings, from our hedge assessment analysis.

Interest Rate Derivatives

Interest Rate Exposures—On February 28, 2013, we entered a swap arrangement to hedge against interest rate variability associated with $505,000 of our $1,000,000 Term Loan. The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Loan at inception and through March 31, 2013. Accordingly, changes in the fair value of the hedge are recognized in AOCI until the associated underlying exposure impacts our earnings.

Financial Instruments Disclosures

Fair Value—Financial instruments are required to be categorized within a valuation hierarchy based upon the lowest level of input that is significant to the fair value measurement. The three levels of the valuation hierarchy are as follows:

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

•

Level 3—Fair value is based upon internally-developed models that use, as their basis, significant unobservable market parameters. We did not have any Level 3 classifications at March 31, 2013 or December 31, 2012.

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the fair value of our cash and cash equivalents, restricted cash, foreign currency exchange rate derivatives and interest rate derivatives at March 31, 2013 and December 31, 2012, respectively, by valuation hierarchy and balance sheet classification:

	March 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$392,826	$—	$—	$392,826	$643,395	$—	$—	$643,395
Restricted cash	—	—	—	—	800,000	—	—	800,000
Derivatives (1):
Other current assets	—	755	—	755	—	1,731	—	1,731
Other non-current assets	—	1,749	—	1,749	—	5	—	5

Total assets at fair value	$392,826	$2,504	$—	$395,330	$1,443,395	$1,736	$—	$1,445,131

Liabilities
Derivatives (1):
Accrued liabilities	$—	$(4,299)	$—	$(4,299)	$—	$(5,072)	$—	$(5,072)
Other non-current liabilities	—	(1,700)	—	(1,700)	—	(497)	—	(497)

Total liabilities at fair value	$—	$(5,999)	$—	$(5,999)	$—	$(5,569)	$—	$(5,569)

(1)	We are exposed to credit risk on our hedging instruments associated with potential counterparty non-performance, and the fair value of our derivatives reflects this credit risk. The total assets at fair value above represent the maximum loss that we would incur on our outstanding hedges if the applicable counterparties failed to perform according to the hedge contracts. To help mitigate counterparty credit risk, we transact only with counterparties that are rated as investment grade or higher and monitor all such counterparties on a continuous basis.

The carrying values of our accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. At March 31, 2013, the fair value of our Term Loan, based upon the current market rates for debt with similar credit risk and maturity, approximated its carrying value as interest is based upon LIBOR plus an applicable floating spread and is paid quarterly in arrears. At March 31, 2013, the fair value of our Senior Notes, based upon the current market rates for debt with similar credit risk and maturity, approximated its carrying value.

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivatives Disclosures

The following table presents the total fair value by underlying risk and balance sheet classification for derivatives designated as cash flow hedges and derivatives not designated as cash flow hedges at March 31, 2013 and December 31, 2012:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Classification	March 31, 2013	December 31, 2012	Balance Sheet Classification	March 31, 2013	December 31, 2012
Derivatives designated as cash flow hedges
Interest rate	Other current and non-current assets	$1,732	$—	Accrued and other non-current liabilities	$(3,051)	$—
Foreign currency	Other current and non-current assets	184	628	Accrued and other non-current liabilities	(937)	(862)

		$1,916	$628		$(3,988)	$(862)

Derivatives not designated as cash flow hedges
Interest rate	Other current and non-current assets	$—	$—	Accrued and other non-current liabilities	$—	$—
Foreign currency	Other current and non-current assets	588	1,108	Accrued and other non-current liabilities	(2,011)	(4,707)

		$588	$1,108		$(2,011)	$(4,707)

Total fair value		$2,504	$1,736		$(5,999)	$(5,569)

Master Netting Arrangements (“MNAs”)—Our derivatives are executed under International Swaps and Derivatives Associations MNAs, which generally allow us and our counterparties to net settle, in a single net payable or receivable, derivative settlement obligations due on the same day, in the same currency and for the same type of derivative instrument. We have historically elected the option to record all derivatives on a gross basis in our Balance Sheet. The following table presents our derivative assets and liabilities at March 31, 2013 on a gross basis and a net settlement basis:

	Gross Amounts Recognized (i)	Gross Amounts Offset on the Balance Sheet (ii)	Net Amounts Presented on the Balance Sheet (iii) = (i) - (ii)	Gross Amounts Not Offset on the Balance Sheet (iv)		Net Amount (v) = (iii) - (iv)
				Financial Instruments	Cash Collateral Received
Derivatives
Assets:
Interest rate	$1,732	$—	$1,732	$—	$—	$1,732
Foreign currency	772	—	772	(51)	—	721

Total assets	$2,504	$—	$2,504	$(51)	$—	$2,453
Liabilities:
Interest rate	$(3,051)	$—	$(3,051)	$—	$—	$(3,051)
Foreign currency	(2,948)	—	(2,948)	51	—	(2,897)

Total liabilities	$(5,999)	$—	$(5,999)	$51	$—	$(5,948)

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AOCI/Other—The following table presents the total value, by underlying risk, recognized in other comprehensive income (“OCI”) and reclassified from AOCI to interest expense (interest rate derivatives) and cost of revenue (foreign currency derivatives) during the three months ended March 31, 2013 and 2012, for derivatives designated as cash flow hedges:

	Amount of Gain (Loss) on Effective Derivative Portion
	Recognized in OCI		Reclassified from AOCI into Earnings (1)
	Three Months Ended March 31,
	2013	2012	2013	2012
Derivatives designated as cash flow hedges
Interest rate	$(1,319)	$(51)	$(166)	$(378)
Foreign currency	(64)	1,237	(411)	(925)

Total	$(1,383)	$1,186	$(577)	$(1,303)

(1)	Net unrealized losses totaling $1,923 are anticipated to be reclassified from AOCI into earnings during the next 12 months due to settlement of the associated underlying obligations.

The following table presents the total value, by underlying risk, recognized in interest expense (interest rate derivatives) and cost of revenue (foreign currency derivatives) for the three months ended March 31, 2013 and 2012 for derivatives not designated as cash flow hedges:

	Amount of Gain (Loss) Recognized in Earnings
	Three Months Ended March 31,
	2013	2012
Derivatives not designated as cash flow hedges
Interest rate	$—	$—
Foreign currency	(427)	(1,854)

Total	$(427)	$(1,854)

11. RETIREMENT BENEFITS

Our 2012 Annual Report disclosed anticipated 2013 defined benefit pension and other postretirement plan contributions of approximately $16,800 and $2,900, respectively. The following table provides updated contribution information for our plans at March 31, 2013:

		Other Postretirement
	Pension Plans	Plans
Contributions made through March 31, 2013	$7,959	$458
Contributions expected for the remainder of 2013	9,265	2,148

Total contributions expected for 2013 (1)	$17,224	$2,606

(1)	Includes approximately $1,064 associated with pension plans acquired in the Shaw Acquisition.

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a breakout of the components of net periodic benefit cost associated with our defined benefit pension and other postretirement plans for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012
Pension Plans
Service cost	$1,645	$984
Interest cost	7,030	6,737
Expected return on plan assets	(6,565)	(6,030)
Amortization of prior service credits	(115)	(115)
Recognized net actuarial losses	1,135	676

Net periodic benefit cost (1)	$3,130	$2,252

Other Postretirement Plans
Service cost	$311	$281
Interest cost	516	659
Amortization of prior service credits	(67)	(67)
Recognized net actuarial gains	(129)	(70)

Net periodic benefit cost	$631	$803

(1)	Includes approximately $186 of income associated with pension plans acquired in the Shaw Acquisition.

12. COMMITMENTS AND CONTINGENCIES

Legal Proceedings—We have been and may from time to time be named as a defendant in legal actions claiming damages in connection with engineering and construction projects, technology licenses, other services we provide, and other matters. These are typically claims that arise in the normal course of business, including employment-related claims and contractual disputes or claims for personal injury or property damage which occur in connection with services performed relating to project or construction sites. Contractual disputes normally involve claims relating to the timely completion of projects, performance of equipment or technologies, design or other engineering services or project construction services provided by us. We do not believe that any of our pending contractual, employment-related personal injury or property damage claims and disputes will have a material adverse effect on our future results of operations, financial position or cash flow. See Note 15 for additional discussion of claims associated with our projects.

Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Over the past several decades and through March 31, 2013, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 5,300 plaintiffs and, of those claims, approximately 1,400 claims were pending and 3,900 have been closed through dismissals or settlements. Over the past several decades and through March 31, 2013, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount of approximately one thousand dollars per claim. We review each case on its own merits and make accruals based upon the probability of loss and our estimates of the amount of liability and related expenses, if any. We do not believe that any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow, and, at March 31, 2013, we had approximately $2,000 accrued for liability and related expenses. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that we may expect to recover because of the variability in coverage amounts, limitations and deductibles, or the viability of carriers, with respect to our insurance policies for the years in question.

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

In connection with the historical operation of our facilities, including those associated with the acquired Shaw operations, substances which currently are or might be considered hazardous were used or disposed of at some sites that will or may require us to make expenditures for remediation. In addition, we have agreed to indemnify parties from whom we have purchased or to whom we have sold facilities, for certain environmental liabilities arising from acts occurring before the dates those facilities were transferred.

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We believe that we are in compliance, in all material respects, with all environmental laws and regulations and maintain insurance coverage to mitigate our exposure to environmental liabilities. We do not believe that any environmental matters will have a material adverse effect on our future results of operations, financial position or cash flow. We do not anticipate that we will incur material capital expenditures for environmental controls or for the investigation or remediation of environmental conditions during the remainder of 2013 or 2014.

13. AOCI

As noted in the New Accounting Standards section of Note 2, additional AOCI disclosures are required, including (1) changes in AOCI balances by component and (2) significant items reclassified from AOCI into earnings. The following tables present changes in AOCI by component and reclassification of AOCI into earnings for the three months ended March 31, 2013:

	Three Months Ended March 31, 2013
	Currency	Unrealized	Defined Benefit
	Translation	Fair Value Of	Pension and Other
	Adjustment	Cash Flow Hedges	Postretirement Plans	Total
Balance at December 31, 2012	$(21,843)	$296	$(79,485)	$(101,032)
OCI before reclassifications	(13,926)	(1,221)	3,900	(11,247)
Amounts reclassified from AOCI	—	(510)	805	295

Net OCI	(13,926)	(1,731)	4,705	(10,952)

Balance at March 31, 2013	$(35,769)	$(1,435)	$(74,780)	$(111,984)

Amount
Reclassified
AOCI Components	From AOCI
Unrealized Fair Value Of Cash Flow Hedges (1)
Interest rate derivatives (interest expense)	$(166)
Foreign currency derivatives (cost of revenue)	(411)

Total, before taxes	$(577)
Taxes	67

Total, net of taxes	$(510)

Defined Benefit Pension and Other Postretirement Plans (2)
Amortization of prior service costs/credits	$(182)
Recognized net actuarial gains/losses	1,006

Total, before taxes	$824
Taxes	(19)

Total, net of taxes	$805

(1)	See Note 10 for further discussion of our cash flow hedges, including the total value reclassified from AOCI to earnings.
(2)	See Note 11 for further discussion of our defined benefit pension and other postretirement plans, including the components of net periodic benefit cost.

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. STOCK-SETTLED AND CASH-SETTLED EQUITY-BASED AWARDS

General—Changes in common stock, additional paid-in capital, stock held in trust and treasury stock since December 31, 2012 primarily related to the issuance of 8,893 shares of CB&I common stock and 1,362 CB&I equity awards in conjunction with the Shaw Acquisition (as previously discussed in Note 4) and additional activity associated with our stock-based compensation plans, including share repurchases for taxes withheld on taxable share distributions. Additionally, in conjunction with the Shaw Acquisition, certain Shaw cash-settled equity-based awards were converted into equivalent CB&I awards.

Shaw Acquisition—As discussed in Note 4, at the Acquisition Closing Date, unvested and unexercised equity-based awards (including stock options and restricted shares), and cash-settled equity-based awards (including restricted stock units (“RSUs”) and stock appreciation rights (“SARs”)), relating to shares of Shaw’s common stock were either cancelled and converted into the right to receive the Acquisition Consideration (or the cash value thereof) or were converted into comparable CB&I stock-settled or cash-settled equity-based awards with generally the same terms and conditions as prior to the Acquisition Closing Date. In conjunction with the Shaw Acquisition we converted Shaw’s stock-settled and cash-settled equity-based awards to the following equivalent CB&I awards:

Equity-Based Awards (stock-settled)
Stock options (1)	1,081
Restricted shares (2)	281

Total	1,362

Equity-Based Awards (cash-settled)
Cash-settled RSUs (3)	307
Cash-settled SARs (4)	166

Total (5)	473

(1)

Stock options represent Shaw stock options converted to CB&I stock options. The options continue to vest annually on a ratable basis over the four-year period from the original grant date and will continue to expire ten years from the original grant date. Options converted at the Acquisition Closing Date included 717 exercisable and 364 unvested options, with weighted average exercise prices per share of approximately $41.62 and $32.57, respectively, and weighted average remaining contractual lives of 5.6 and 7.4 years, respectively.

(2)

Restricted shares represent Shaw unvested restricted shares and performance cash units that were granted subsequent to July 30, 2012, the date of the acquisition agreement, and converted to CB&I restricted shares. These restricted shares continue to vest over the three-year period from the original grant date.

(3)

Cash-settled RSUs allow the holder to receive cash equal to the value of the underlying RSUs at pre-determined vesting dates. These cash-settled RSUs will vest over a three-year period from the original grant date.

(4)

Cash-settled SARs allow the holder to receive cash equal to the difference between CB&I’s equivalent exercise price and the market value of our stock on the exercise date. These cash-settled SARs will continue to vest over a four-year period from the original grant date and will continue to expire ten years from the original grant date. Cash-settled SARs issued at the Acquisition Closing Date included 62 exercisable and 104 unvested SARs, with weighted average exercise prices per share of approximately $33.38 and $33.39, respectively, and weighted average remaining contractual lives of 7.7 years.

(5)

Compensation cost for cash-settled RSUs and SARs is re-measured each reporting period and recognized as expense over the requisite service period. These awards are re-measured using CB&I’s closing stock price on the last business day of each reporting period and a Black-Scholes valuation model, respectively.

Stock-Settled and Cash-Settled Equity-Based Plans—During the three months ended March 31, 2013, we granted the following shares associated with our equity-based incentive plans:

		Weighted Average
		Grant-Date Fair
	Shares (1)	Value Per Share
Restricted shares	391	$52.89
Performance shares	366	$57.40

Total	757

(1)	No stock options were granted during the three months ended March 31, 2013.

Our cash-settled equity-based awards only relate to the aforementioned unvested Shaw awards existing at the Acquisition Closing Date that were replaced with CB&I equivalent awards. We had no additional cash-settled equity-based grants during the three months ended March 31, 2013.

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the three months ended March 31, 2013, we had the following activity associated with our equity-based incentive plans and employee stock purchase plan (“ESPP”):

Equity-Based Awards (stock-settled)
Performance shares (issued upon vesting)	667
Restricted shares (issued upon vesting) (1)	742
Stock options (issued upon exercise)	449
ESPP shares (issued upon sale)	55

Total Shares Issued	1,913

Equity-Based Awards (cash-settled)
Cash-settled RSUs (paid upon vesting)	$1,415
Cash-settled SARs (paid upon exercise)	221

Total Cash Payments	$1,636

(1)	Includes 301 shares that were previously transferred to a rabbi trust upon grant and reported as stock held in trust on our Balance Sheet.

During the three months ended March 31, 2013 and 2012, we recognized $32,510 and $22,340, respectively, of stock-based compensation expense, primarily within selling, general and administrative costs. In addition, we recognized $10,246 as a result of accelerated vesting for terminated employees associated with the Shaw Acquisition. These incremental costs were recognized within acquisition-related costs on our Statement of Operations. For additional information related to our equity-based incentive plans, see Note 14 to our 2012 Annual Report.

Share Repurchases—During the three months ended March 31, 2013, we repurchased 446 shares for $23,764 (an average price of $53.25), for taxes withheld on taxable share distributions.

15. UNAPPROVED CHANGE ORDERS AND CLAIMS

We recognize revenue associated with unapproved change orders and claims to the extent that related costs have been incurred, recovery is probable and the value can be reliably estimated. The following table summarizes information related to our significant unapproved change orders and claims with our customers (for which we have adjusted project price) at March 31, 2013 and 2012:

Three Months Ended
March 31,
2013
Amounts included in project price—December 31, 2012	$47,100
Amounts acquired in the Shaw Acquisition	464,600
Increase in project price, net	9,500

Amounts included in project price—March 31, 2013	$521,200

Revenue recorded on a POC basis during the three months ended March 31, 2013	$9,400
Revenue recorded on a POC basis cumulatively through March 31, 2013 (1)	$150,600

(1)	Of the cumulative amount recognized on a POC basis through March 31, 2013, $98,800 was recorded in our Shaw Acquisition Closing Date balance sheet.

We have consortium agreements (the “Consortium Agreements”) with WEC under which we have contracted with two separate customers (the “Customer Contracts”) for the construction of two nuclear power plants in Georgia (“Georgia Nuclear Project”) and South Carolina (“SC Nuclear Project”) (collectively, the “Nuclear Projects”). The Nuclear Projects are reflected within our Engineering, Construction and Maintenance operating group. Under the scope of work provided in each of the Consortium Agreements, WEC is primarily responsible for engineering and procurement activities associated with the nuclear island component of the Nuclear Projects, while we are responsible for engineering and procurement for the balance of plant and substantially all of the construction activities for the Nuclear Projects. The Customer Contracts provide WEC and us contractual entitlement (“Customer Obligation”) for recovery of certain estimated costs in excess of contractually stipulated amounts. In addition to the aforementioned protections for us under the Customer Contracts, the Consortium Agreements also provide contractual entitlement for us to recover from WEC (“WEC Obligation”) certain estimated costs in excess of contractually stipulated amounts, to the extent not recoverable from our customers related to the Customer Obligation.

The table above includes approximately $462,600 of unapproved change orders and claims with our customer for the Georgia Nuclear Project. The unapproved change orders and claims are for amounts we believe are due related to the Customer Obligation and claim amounts resulting from increased engineering, equipment supply, material and fabrication and construction costs resulting from regulatory-required design changes and delays in our customer’s obtaining combined operating licenses (“COLs”) for the project. Specifically, we have entered into a formal dispute resolution process on certain claims associated with backfill activities, the shield building, large structural modules and COL issuance delays. Although we have not reached resolution with our customer for the aforementioned matters, at March 31, 2013, we had received cumulative payments from our customer totaling $125,800 related to the unapproved change order and claim amounts.

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table above excludes amounts included in project price that we believe are contractually recoverable under the WEC Obligation for the Nuclear Projects even when we are seeking recovery from the customers. As of March 31, 2013, the amounts included in project price for our estimated recoveries under the WEC Obligation for the Nuclear Projects are approximately $312,200. Cumulative revenue recognized on a POC basis through March 31, 2013 was approximately $69,600, of which approximately $3,300 was recorded as revenue during the three months ended March 31, 2013, and the remainder was recorded in our Shaw Acquisition Closing Date balance sheet. The amounts recoverable from WEC will reduce to the extent we are successful in recovering amounts from our customers related to the Customer Obligation.

We believe the amounts included in contract price related to the Customer and WEC Obligations are recoverable under existing provisions of our contractual arrangements. However, the Nuclear Projects have long construction durations and the cost estimates cover costs that will be incurred over several years. Further, it is expected that the cost estimates resulting from the design changes and COL delays will continue to be refined as more information becomes available. It is possible that these commercial matters may not be resolved in the near term.

In addition to the aforementioned unapproved change orders and claims for the Georgia Nuclear Project, the table above includes additional unapproved change orders and claims totaling approximately $58,600 related to other projects within our Engineering, Construction and Maintenance and Fabrication Services operating groups.

Our recorded unapproved change orders and claims reflect our best estimate of recovery amounts. However, the ultimate resolution and amounts received could differ from these estimates and could result in the reversal of previously recognized revenue and the repayment of amounts received in advance of resolution.

16. SEGMENT INFORMATION

In conjunction with the Shaw Acquisition, beginning in the first quarter of 2013, our management structure and internal and public segment reporting were aligned based upon the expanded services offered by the following four distinct operating groups:

Engineering, Construction and Maintenance. Engineering, Construction and Maintenance provides engineering, procurement, and construction for major energy infrastructure facilities, as well as comprehensive and integrated maintenance services, and includes our former Project Engineering and Construction segment and Shaw’s former Power and Plant Services segments. Revenue and income from operations of $28,498 and $2,510, respectively for our large mechanical erection project in the Asia Pacific region that was previously reported within our Steel Plate Structures segment (currently within our Fabrication Services operating group) in the prior year has been reclassified to our Engineering, Construction and Maintenance operating group to conform to its classification in the current year.

Fabrication Services. Fabrication Services provides fabrication of piping systems, process and nuclear modules, and fabrication and erection of steel plate storage tanks and pressure vessels for the oil and gas, water and wastewater, mining and power generation industries, and includes our former Steel Plate Structures segment and Shaw’s former Fabrication and Manufacturing segment. As discussed above, the results of our large mechanical erection project in the Asia Pacific region that was previously reported within our Steel Plate Structures segment in the prior year has been reclassified to our Engineering, Construction and Maintenance operating group to conform to its classification in the current year.

Technology. Technology provides licensed process technologies, catalysts, specialized equipment and engineered products for use in petrochemical facilities, oil refineries and gas processing plants, and offers process planning and project development services, and a comprehensive program of aftermarket support. The Technology segment primarily consists of CB&I’s former Lummus Technology segment.

Government Solutions. Government Solutions leads large, high-profile programs and projects, including design-build infrastructure projects, for federal, state and local governments, and provides full-scale environmental services for government and private sector clients, including remediation and restoration of contaminated sites, emergency response, and disaster recovery. The Government Solutions segment primarily consists of Shaw’s former Environmental and Infrastructure segment.

Our Chief Executive Officer evaluates the performance of these operating groups based upon revenue and income from operations. Each operating group’s income from operations reflects corporate costs, allocated based primarily upon revenue. Intersegment revenue is netted against the revenue of the segment receiving the intersegment services. For the first quarter 2013, intersegment revenue primarily related to services provided by our Fabrication Services operating group to our Engineering, Construction and Maintenance operating group, and totaled approximately $18,300. Intersegment revenue for the comparable prior year period was not significant.

CHICAGO BRIDGE & IRON COMPANY N.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents total revenue and income from operations by reporting segment:

	Three Months Ended
	March 31,
	2013	2012
Revenue
Engineering, Construction and Maintenance	$1,430,135	$709,781
Fabrication Services	495,048	391,433
Technology	151,482	100,053
Government Solutions	174,764	—

Total revenue	$2,251,429	$1,201,267

Income From Operations
Engineering, Construction and Maintenance	$63,212	$27,420
Fabrication Services	45,024	35,786
Technology	35,542	22,599
Government Solutions	3,992	—

Total operating groups	$147,770	$85,805

Acquisition-related costs	(61,256)	—

Total income from operations	$86,514	$85,805

In conjunction with the Shaw Acquisition, our total assets increased significantly from December 31, 2012 to March 31, 2013. Our total assets by segment for both periods, were as follows:

	March 31,	December 31,
	2013	2012
Assets
Engineering, Construction and Maintenance	$1,926,971	$1,478,678
Fabrication Services	1,632,578	1,131,947
Technology	492,203	626,031
Government Solutions	672,750	—

Total tangible assets	$4,724,502	$3,236,656

Goodwill	3,366,591	926,711
Other intangible assets, net	557,768	166,308

Total assets	$8,648,861	$4,329,675

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

OVERVIEW

We provide a wide range of services including conceptual design, technology, engineering, procurement, fabrication, modularization, construction, commissioning, maintenance, program management and environmental services to customers in the energy infrastructure market throughout the world and are a provider of diversified government services. In conjunction with the Shaw Acquisition on February 13, 2013, beginning in the first quarter of 2013, our reporting segments are comprised of our four operating groups: Engineering, Construction and Maintenance; Fabrication Services; Technology; and Government Solutions. For comparative purposes only, the impact of the newly acquired Shaw operations will be broken out separately within the discussions of our operating groups.

We continue to be broadly diversified across the global energy infrastructure market. Our geographic diversity is illustrated by approximately 40% of our March 31, 2013 backlog being comprised of projects outside the U.S. The geographic mix of our revenue will evolve consistent with changes in our backlog mix, as well as shifts in future global energy demand. Our diversity in energy infrastructure end-markets ranges from upstream activities such as offshore oil and gas and onshore oil sands projects, to downstream activities such as gas processing, LNG, refining, and petrochemicals, to fossil and nuclear based power plants. Planned investments across the natural gas value chain, specifically LNG and gas processing, remain strong. Global investments in power, offshore and petrochemical facilities are expected to continue at robust levels, as are investments in various types of facilities which require storage structures and pre-fabricated pipe.

Our long-term contracts are awarded on a competitive bid and negotiated basis and we offer our customers a range of contracting options, including cost-reimbursable, fixed-price and hybrid, which has both cost-reimbursable and fixed-price characteristics. Under cost-reimbursable contracts, we generally perform our services in exchange for a price that consists of reimbursement of all customer-approved costs and a profit component, which is typically a fixed rate per hour, an overall fixed fee or a percentage of total reimbursable costs. Under fixed-price contracts, we perform our services and execute our projects at an established price. The timing of our revenue recognition may be impacted by the contracting structure of our contracts. Cost-reimbursable contracts, or hybrid contracts with a more significant cost-reimbursable component, generally provide our customers with greater influence over the timing of when we perform our work, and accordingly, such contracts often result in less predictability with respect to the timing of our revenue. Fixed-price and hybrid contracts tend to provide us with greater control over project schedule and the timing of when work is performed and costs are incurred, and accordingly, when revenue is recognized. Our shorter term contracts and services are generally provided on a cost-reimbursable, fixed-price or unit price basis. Our March 31, 2013 backlog distribution by contracting type is described below within our operating group discussion.

Engineering, Construction and Maintenance – Our Engineering, Construction and Maintenance operating group provides engineering, procurement, and construction for major energy infrastructure facilities, as well as comprehensive and integrated maintenance services. This segment includes our Oil and Gas business unit (formerly our Project Engineering and Construction segment) and Shaw’s former Power and Plant Services segments. The backlog and operating results of our large mechanical erection project in the Asia Pacific region that was previously reported within our Steel Plate Structures segment (currently within our Fabrication Services operating group) is now reported within our Engineering, Construction and Maintenance operating group to align with our current operating structure. Prior year information has been reclassified to conform to the current year classification.

Our Engineering, Construction and Maintenance operating group comprised $18.8 billion (74%) of our consolidated March 31, 2013 backlog. Backlog for the acquired Shaw Power and Plant Services business units (collectively “Power”) totaled $11.6 billion. The Engineering, Construction and Maintenance operating group backlog composition at March 31, 2013 was approximately 55% nuclear power, 15% LNG (including low temp and cryogenic), 10% gas processing, 5% fossil power, 5% oil sands, 5% refining, and 5% petrochemical and other end markets. Our nuclear and fossil power backlog was primarily concentrated in the U.S., where we anticipate continued opportunities. Our LNG backlog was primarily concentrated in the Asia Pacific region and we anticipate significant opportunities will continue to be derived from this region, in addition to North America. Our gas processing projects were primarily concentrated in the U.S. and the Asia Pacific region, where we anticipate continued strength. Our oil sands backlog was derived from Canada and we anticipate opportunities will continue from this region. The majority of our refining-related backlog was derived from South America. Our March 31, 2013 backlog distribution by contracting type was approximately 55% fixed-price and hybrid and 45% cost-reimbursable.

Fabrication Services – Our Fabrication Services operating group provides fabrication of piping systems, process and nuclear modules, and fabrication and erection of steel plate storage tanks and pressure vessels for the oil and gas, water and wastewater, mining and power generation industries. This segment includes our former Steel Plate Structures segment and Shaw’s former Fabrication and Manufacturing segment. As discussed above, the backlog and operating results of our large mechanical erection project in the Asia Pacific region that was previously reported within our Steel Plate Structures segment is now reported in our Engineering, Construction and Maintenance operating group. Prior year information has been reclassified to conform to the current year classification.

Our Fabrication Services operating group comprised approximately $3.3 billion (13%) of our consolidated March 31, 2013 backlog. Backlog for the acquired Shaw Fabrication and Manufacturing business unit totaled $857.1 million. The Fabrication Services backlog composition by end market at March 31, 2013 was approximately 40% LNG (including low temp and cryogenic), 25% nuclear, 15% petrochemical, 5% gas processing and 15% other end markets. Our March 31, 2013 backlog distribution by contracting type was approximately 85% fixed price and hybrid, with the remainder being cost-reimbursable or unit price based.

Technology – Our Technology operating group provides licensed process technologies, catalysts, specialized equipment and engineered products for use in petrochemical facilities, oil refineries and gas processing plants and offers process planning and project development services, and a comprehensive program of aftermarket support. This segment primarily consists of CB&I’s former Lummus Technology segment. Our Technology operating group comprised $788.2 million (3%) of our consolidated March 31, 2013 backlog. Technology’s backlog excludes contracts related to our 50% owned CLG joint venture, which we do not consolidate. CLG income is recognized as equity earnings and is generated from technology licenses, engineering services and catalysts, primarily for the refining industry. Our March 31, 2013 backlog was primarily comprised of fixed-price contracts.

Government Solutions – Our Government Solutions operating group leads large, high-profile programs and projects, including design-build infrastructure projects, for federal, state and local governments, and provides full-scale environmental services for government and private sector clients, including remediation and restoration of contaminated sites, emergency response, and disaster recovery. This segment primarily consists of Shaw’s former Environmental and Infrastructure segment. Our Government Solutions operating group comprised approximately $2.6 billion (10%) of our consolidated March 31, 2013 backlog. The composition of the backlog by end market at March 31, 2013 was approximately 30% remediation and restoration; 30% EPC; 15% military base operations support services; 10% environmental consulting and engineering; 10% emergency response and disaster recovery; and 5% program and project management, and was primarily concentrated in the U.S. Our March 31, 2013 backlog was primarily comprised of cost-reimbursable contracts.

Our backlog consists of several thousand contracts, which are being executed globally. These contracts vary in size from less than one hundred thousand dollars in contract value to several billion dollars, with varying durations that can exceed five years. The differing types, sizes, and durations of our contracts, combined with their geographic diversity and stages of completion, often results in fluctuations in our quarterly operating group results as a percentage of operating group revenue. In addition, the relative contribution of each of our operating groups, and selling and administrative expense fluctuations, will impact our quarterly consolidated results as a percentage of consolidated revenue. Selling and administrative expense fluctuations are primarily impacted by our stock-based compensation costs, which are recognized predominantly in the first quarter of each year due to the timing of stock awards and the immediate expensing of awards for participants that are eligible to retire. Although quarterly variability is not unusual in our business, we are currently not aware of any fundamental change in our backlog or business that would give rise to future operating results that would be significantly different from our recent historical norms. However, the results of our new operating groups will be impacted by the acquired Shaw operations.

RESULTS OF OPERATIONS

Our new awards, revenue and income from operations by operating group are as follows:

	Three Months Ended March 31,
	(In thousands)
		% of		% of
	2013	Total	2012	Total
New Awards
Engineering, Construction and Maintenance	$1,000,450	52%	$1,155,395	68%
Fabrication Services	707,706	36%	410,923	24%
Technology	152,748	8%	129,043	8%
Government Solutions	85,045	4%	—	—

Total new awards	$1,945,949		$1,695,361

		% of		% of
	2013	Total	2012	Total
Revenue
Engineering, Construction and Maintenance	$1,430,135	63%	$709,781	59%
Fabrication Services	495,048	22%	391,433	33%
Technology	151,482	7%	100,053	8%
Government Solutions	174,764	8%	—	—

Total revenue	$2,251,429		$1,201,267

		% of		% of
	2013	Revenue	2012	Revenue
Income From Operations
Engineering, Construction and Maintenance	$63,212	4.4%	$27,420	3.9%
Fabrication Services	45,024	9.1%	35,786	9.1%
Technology	35,542	23.5%	22,599	22.6%
Government Solutions	3,992	2.3%	—	—

Total operating groups	$147,770	6.6%	$85,805	7.1%

Acquistion-related costs	(61,256)		—

Total income from operations	$86,514	3.8%	$85,805	7.1%

Consolidated Results

New Awards/Backlog – New awards represent the value of new contract commitments received during a given period and are included in backlog until work is performed and revenue is recognized, or until cancellation. Our new awards may vary significantly each reporting period based upon the timing of our major new contract commitments. New awards were $1.9 billion for the first quarter 2013, compared to $1.7 billion for the corresponding 2012 period. The current year period included awards from the recently acquired Shaw operations (approximately $660.0 million), primarily within our Engineering, Construction and Maintenance operating group, while the prior year period benefited from a large oil sands award in Canada (approximately $750.0 million), also within our Engineering, Construction and Maintenance operating group. See Operating Group Results below for further discussion.

Backlog at March 31, 2013 was approximately $25.5 billion, compared to $10.9 billion at December 31, 2012, with the increase primarily reflecting the impact of the Shaw Acquisition (approximately $15.0 billion).

Revenue – Revenue was $2.3 billion for the first quarter 2013, representing a $1.1 billion increase (87%) from the corresponding 2012 period. Approximately $625.0 million of the increase was attributable to the impact of the Shaw Acquisition, primarily within our Engineering, Construction and Maintenance and Government Solutions operating groups. The remaining increase was primarily due to increased construction activities on our large LNG mechanical erection and gas processing projects in the Asia Pacific region, both within our Engineering, Construction and Maintenance operating group. Revenue for our Colombian refinery project within our Engineering, Construction and Maintenance operating group was approximately $225.0 million and $250.0 million (approximately 10% and 21% of our total revenue) for the 2013 and 2012 periods, respectively. See Operating Group Results below for further discussion.

Gross Profit – Our gross profit was $246.1 million (10.9% of revenue) for the first quarter 2013, compared with $153.3 million (12.8% of revenue) for the corresponding 2012 period. The increase in absolute dollars was attributable to higher revenue for each of our operating groups, including revenue attributable to the Shaw Acquisition. The decrease in gross profit as a percentage of revenue was primarily due to our Engineering, Construction and Maintenance operating group representing a larger portion of our consolidated revenue and the impact of the acquired Shaw operations.

Selling and Administrative Expense – Selling and administrative expense was $94.0 million (4.2% of revenue) for the first quarter 2013, compared with $63.2 million (5.3% of revenue) for the corresponding 2012 period. The absolute dollar increase was attributable to the impact of the Shaw Acquisition (approximately $24.0 million) and increases associated with our incentive plans and global administrative support costs (approximately $5.0 million), with the remaining increase being predominantly inflationary in nature. Our stock-based compensation costs, which are predominantly in selling and administrative expense, are higher in the first quarter of each year due to the immediate expensing of awards for those participants that are eligible to retire. First quarter stock-based compensation expense totaled $32.5 million and $22.3 million for 2013 and 2012, respectively, or 55% and 63% of estimated annual expense for each of the respective periods.

Intangibles Amortization – Intangibles amortization was $9.2 million for the first quarter 2013, compared to $6.1 million for the corresponding 2012 period. The increase over the prior year period was primarily due to $5.0 million of amortization recognized subsequent to the Acquisition Closing Date associated with the Shaw Acquisition.

Equity Earnings – Equity earnings were $4.5 million for the first quarter 2013, compared to $1.8 million for the corresponding 2012 period. The increase was primarily due to higher earnings from our unconsolidated CLG joint venture.

Acquisition-Related Costs – Acquisition-related costs of $61.3 million for the first quarter 2013 were comprised of transaction costs and change-in-control and severance-related costs associated with the Shaw Acquisition.

Income from Operations – Income from operations was $86.5 million (3.8% of revenue) for the first quarter 2013, versus $85.8 million (7.1% of revenue) for the corresponding 2012 period. The increase in absolute value and decrease as a percentage of revenue were due to the $61.3 million of Shaw Acquisition-related costs and other reasons noted above. See Operating Group Results below for further discussion.

Interest Expense and Interest Income – Interest expense was $22.7 million for the first quarter 2013, compared to $2.1 million for the corresponding 2012 period. Our 2013 results were impacted by interest and fees related to financing commitments associated with the Shaw Acquisition (approximately $20.0 million). Approximately $10.5 million of such interest related to one-time commitments satisfied during the quarter and interest and fees incurred prior to the Acquisition Closing Date. Interest income was $1.9 million for the first quarter 2013, compared to $2.2 million for the corresponding 2012 period.

Income Tax Expense – Income tax expense for the first quarter 2013 was $22.8 million (34.7% of pre-tax income), compared with $24.9 million (29.0% of pre-tax income) for the corresponding 2012 period. Our tax rate increased by approximately 3.0% due to the non-deductible nature of certain Shaw Acquisition-related costs. The remainder of the increase was due to a greater percentage of current year income being earned in higher tax rate jurisdictions outside the U.S., and increased U.S. income resulting from the acquired Shaw operations. Our tax rate may experience fluctuations due primarily to changes in the geographic distribution of our pre-tax income.

Net Income Attributable to Noncontrolling Interests – Noncontrolling interests are primarily associated with our large LNG mechanical erection and gas processing projects in the Asia Pacific region and certain operations in the U.S. and Middle East. Net income attributable to noncontrolling interests was $9.3 million for the first quarter 2013, compared to $1.5 million for the corresponding 2012 period. The change compared to 2012 was commensurate with the level of applicable operating results for the aforementioned projects in the Asia Pacific region. We expect to experience an increase in net income attributable to noncontrolling interests in future periods as these projects progress.

Operating Group Results

Engineering, Construction and Maintenance

For comparative purposes only, the acquired Shaw Power results within our Engineering, Construction and Maintenance operating group have been shown separately below given there are no associated results in the 2012 period.

	Three Months Ended March 31,
	(In thousands)
		% of		% of
	2013	Total	2012	Total
New Awards
Oil and Gas	$473,150	47%	$1,155,395	100%
Power	527,300	53%	—	—

Total New Awards	$1,000,450		$1,155,395

Revenue
Oil and Gas	$1,056,353	74%	$709,781	100%
Power	373,782	26%	—	—

Total Revenue	$1,430,135		$709,781

		% of		% of
		Revenue		Revenue
Income From Operations
Oil and Gas	$44,370	4.2%	$27,420	3.9%
Power	18,842	5.0%	—	—

Total Income From Operations	$63,212	4.4%	$27,420	3.9%

New Awards – New awards were $1.0 billion for the first quarter 2013, compared with $1.2 billion for the corresponding 2012 period. In addition to the impact of the Shaw Acquisition ($527.3 million), which included an extended commitment on an existing nuclear maintenance contract (approximately $445.0 million), significant new awards during 2013 included engineering services for an offshore LNG platform in the Norwegian Sea (approximately $180.0 million) and scope increases on our refinery project in Colombia (approximately $175.0 million). Significant new awards for the first quarter 2012 included the full release of EPC services for an oil sands project in Canada (approximately $750.0 million), front end engineering design (“FEED”) and project management services for a refinery in the Middle East (approximately $40.0 million), and various other awards, primarily in Europe.

Revenue – Revenue was $1.4 billion for the first quarter 2013, representing an increase of $720.4 million (101%) compared with the corresponding 2012 period. Our 2013 results benefited from the impact of the Shaw Acquisition ($373.8 million), increased construction activities on our LNG mechanical erection and gas processing projects in the Asia Pacific region (approximately $130.0 million and $70.0 million, respectively), higher petrochemical project revenue in the U.S (approximately $57.0 million), increased progress on the expansion phase of our Canadian oil sands projects (approximately $80.0 million), and various projects in the Middle East, partly offset by the wind down of the initial phase of our Canadian oil sands projects (approximately $38.0 million). Approximately $122.1 million of the operating group’s revenue was attributable to our nuclear projects in Georgia and South Carolina, for which revenue is anticipated to increase as construction activities progress.

Income From Operations – Income from operations for the first quarter 2013 was $63.2 million (4.4% of revenue) versus $27.4 million (3.9% of revenue) for the corresponding 2012 period. Our 2013 results benefited from the impact of the Shaw Acquisition ($18.8 million) and generally benefited from the impact of higher revenue volume and related leverage of our operating costs, and savings on various projects, primarily in the Middle East and Europe (collectively approximately $16.0 million), partly offset by cost increases for a project in the U.S (approximately $14.0 million).

Fabrication Services

For comparative purposes only, the acquired Shaw Fabrication and Manufacturing results within our Fabrication Services operating group have been shown separately below, given there are no associated results in the 2012 period.

	Three Months Ended March 31,
	(In thousands)
		% of		% of
	2013	Total	2012	Total
New Awards
Steel Plate Structures	$662,588	94%	$410,923	100%
Fabrication and Manufacturing	45,118	6%	—	—

Total New Awards	$707,706		$410,923

Revenue
Steel Plate Structures	$418,383	85%	$391,433	100%
Fabrication and Manufacturing	76,665	15%	—	—

Total Revenue	$495,048		$391,433

		% of		% of
		Revenue		Revenue
Income From Operations
Steel Plate Structures	$35,736	8.5%	$35,786	9.1%
Fabrication and Manufacturing	9,288	12.1%	—	—

Total Income From Operations	$45,024	9.1%	$35,786	9.1%

New Awards – New awards were $707.7 million for the first quarter 2013, compared with $410.9 million for the corresponding 2012 period. In addition to the impact of the Shaw Acquisition ($45.1 million), significant new awards during 2013 included LNG storage tanks and facilities for two projects in the Asia Pacific region (approximately 180.0 million and $80.0 million) and ethane storage tanks in the U.S. (approximately $110.0 million). Significant new awards for the first quarter 2012 included petroleum storage tank work in the U.S. (approximately $60.0 million) and Canada (approximately $55.0 million), oil sands related work in Canada (approximately $50.0 million) and various other storage tank awards throughout the world.

Revenue – Revenue was $495.0 million for the first quarter 2013, representing an increase of $103.6 million (26%) compared with the corresponding 2012 period. Our 2013 results benefited from the impact of the Shaw Acquisition ($76.7 million), increased construction activity on various LNG tank projects in the Asia Pacific region (approximately $43.0 million), and increased storage tank work in Canada and the U.S. (approximately $38.0 million), partly offset by the wind down of various projects in the Middle East (approximately $55.0 million).

Income From Operations – Income from operations for the first quarter 2013 was $45.0 million (9.1% of revenue) versus $35.8 million (9.1% of revenue) for the corresponding 2012 period. Our 2013 results benefited from the impact of the Shaw Acquisition ($9.3 million) and generally benefited from the impact of higher revenue volume and related leverage of our operating costs, and savings on various projects in the Caribbean and South America (approximately $9.0 million), offset by the prior year period including savings on a project in the Middle East (approximately $11.0 million).

Technology

New Awards – New awards were $152.7 million for the first quarter 2013, compared with $129.0 million for the corresponding 2012 period. The first quarter 2013 included an award for the license and engineering design of a propane dehydrogenation unit in the Asia Pacific region (approximately $18.0 million), while the prior year included an award for heat transfer equipment and engineering and design for a refinery in Russia (approximately $60.0 million). The award activity in 2013 and 2012 was primarily located in the Asia Pacific region, North America, Russia and India.

Revenue – Revenue was $151.5 million for the first quarter 2013, representing an increase of $51.4 million (51%) compared with the corresponding 2012 period. The increase was primarily attributable to a greater volume of heat transfer and licensing revenue due to a higher opening backlog entering 2013 versus 2012.

Income From Operations – Income from operations for the first quarter 2013 was $35.5 million (23.5% of revenue) versus $22.6 million (22.6% of revenue) for the corresponding 2012 period. Our 2013 results benefited from increased revenue volume and increased equity earnings ($3.2 million), partly offset by better margins realized on our 2012 licensing and heat transfer activity.

Government Solutions

New Awards/Revenue/Income From Operations – For the first quarter 2013, we had new awards of $85.0 million, revenue of $174.8 million and income from operations of $4.0 million (2.3% of revenue). Our results for the period were impacted by uncertainty with respect to Federal government funding and spending.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Equivalents—At March 31, 2013, cash and cash equivalents were $392.8 million.

Operating Activities—During the first three months of 2013, net cash used in operating activities was $312.2 million, primarily resulting from cash generated from earnings, offset by an increase in accounts receivable of $153.6 million (including an increase of $123.9 million from the Acquisition Closing Date associated with the acquired Shaw operations), a net increase in contracts in progress of $180.0 million (including an increase of $44.4 million from the Acquisition Closing Date associated with the acquired Shaw operations) and a decrease in accrued and other non-current liability balances of $138.0 million. Our accounts receivable, accounts payable and net contracts in progress balances fluctuate based on the size of our projects and changing mix of cost-reimbursable versus fixed-price backlog, as our cost-reimbursable projects tend to have a greater working capital requirement. These balances are also impacted at period-end by the timing of accounts receivable collections and accounts payable payments for our large projects. The increases in these balances were primarily due to project movements for the acquired Shaw operations from the Acquisition Closing Date and a greater percentage of our revenue being derived from our large cost-reimbursable projects. The decrease in accrued and other non-current liabilities was primarily due to the payment of acquisition-related costs and annual incentive plan and savings plan obligations during the first quarter.

Investing Activities—During the first three months of 2013, net cash used in investing activities was $1.8 billion, primarily resulting from the cash purchase price of $1.7 billion for the Shaw Acquisition, net of unrestricted cash acquired of $1.2 billion, net cash transferred to restricted cash of $37.5 million and capital expenditures of $14.9 million.

We will continue to evaluate and selectively pursue other opportunities for additional expansion of our business through the acquisition of complementary businesses and technologies. These acquisitions may involve the use of cash or may require further debt or equity financing.

Financing Activities (Including Acquisition-Related Financing)—During the first three months of 2013, net cash provided by financing activities was $1.8 billion, primarily related to financing required to fund the Shaw Acquisition on February 13, 2013, as more fully described in Note 4 to our Financial Statements. We completed the Shaw Acquisition for a purchase price of approximately $3.4 billion, comprised of approximately $2.9 billion in cash consideration and approximately $498.5 million in equity consideration. The cash consideration was funded using approximately $1.1 billion from existing cash balances of CB&I and Shaw on the Acquisition Closing Date, and the remainder was funded using $1.8 billion in debt financing, which consisted of a four-year, $1.0 billion unsecured Term Loan and $800.0 million in Senior Notes. The Term Loan was funded during the first quarter of 2013; however, the Senior Notes were funded into an escrow account on December 28, 2012, but remained restricted from use until the Acquisition Closing Date. Shaw’s unrestricted cash balance on the Acquisition Closing Date totaled approximately $1.2 billion, resulting in a cash purchase price, net of unrestricted cash acquired, of approximately $1.7 billion.

In addition to our acquisition-related financing, we had net cash inflows of $89.2 million associated with our revolving facilities, including borrowings of $116.2 million, partly offset by deferred financing costs of $27.0 paid during the period associated with the Shaw Acquisition. Additional cash inflows for the period included tax benefits associated with tax deductions in excess of recognized stock-based compensation costs of $10.8 million and cash proceeds from the issuance of shares associated with our stock plans of $14.9 million. These cash inflows were partly offset by a net cash outflow of $44.7 million associated with the repayment of Shaw’s obligation related to the Westinghouse Bonds (as further described in Note 9 to our Financial Statements), repayment of $18.8 million on our Term Loan, share repurchases totaling $23.8 million associated with stock-based compensation-related withholding taxes on taxable share distributions, dividends paid to our shareholders of $5.3 million and distributions to our noncontrolling interest partners of $1.1 million.

Effect of Exchange Rate Changes on Cash and Cash Equivalents—During the first three months of 2013, our cash and cash equivalents balance decreased by $7.2 million due to the impact of changes in functional currency exchange rates against the U.S. dollar for non-U.S. dollar cash balances, primarily the Euro and British Pound. The unrealized loss on our cash and cash equivalents balance resulting from this exchange rate movement is reflected in the cumulative translation adjustment component of OCI. Our cash and cash equivalents held in non-U.S. dollar currencies is used primarily for project-related and other operating expenditures in those currencies, and therefore, our exposure to realized exchange gains and losses is not anticipated to be material.

Acquisition-Related Costs—During the three months ended March 31, 2013, we incurred approximately $19.9 million and $61.3 million of financing and acquisition-related costs, respectively, related to the Shaw Acquisition. Financing-related costs were recognized in interest expense and approximately $10.5 million of these costs related to one-time commitments satisfied during the quarter and interest and fees incurred prior to the Acquisition Closing Date. Acquisition-related costs included transaction costs and change-in-control and severance-related costs.

Letters of Credit/Bank Guarantees/Debt/Surety Bonds—Our primary internal source of liquidity is cash flow generated from operations. Capacity under the revolving credit facilities discussed below is also available, if necessary, to fund operating or investing activities.

We have a four-year, $1.1 billion, committed and unsecured Revolving Facility with JPMorgan as administrative agent, and BofA as syndication agent, which expires in July 2014. The Revolving Facility was amended effective December 21, 2012 to allow for the Shaw Acquisition and related financing, as further described below. The Revolving Facility, as amended, has a borrowing sublimit of $550.0 million and certain financial covenants, including a temporary maximum leverage ratio of 3.25 beginning at the Acquisition Closing Date, with such maximum declining to its previous level of 2.50 within six quarters of the Acquisition Closing Date, a minimum fixed charge coverage ratio of 1.75, and a minimum net worth level calculated as $1.5 billion at March 31, 2013. The Revolving Facility also includes customary restrictions regarding subsidiary indebtedness, sales of assets, liens, investments, type of business conducted and mergers and acquisitions, as well as a trailing twelve-month limitation of $300.0 million for dividend payments and share repurchases (subject to certain financial covenants) among other restrictions. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. The interest, letter of credit fee and commitment fee percentages are based upon our quarterly leverage ratio. In the event that we borrow funds under the facility, interest is assessed at either prime plus an applicable floating margin, or LIBOR plus an applicable floating margin. At March 31, 2013, we had no outstanding borrowings under the facility, but had $374.2 million of outstanding letters of credit, providing $725.8 million of available capacity. Such letters of credit are generally issued to customers in the ordinary course of business to support advance payments and performance guarantees, in lieu of retention on our contracts, or in certain cases, are issued in support of our insurance program. During the three-months ended March 31, 2013, our maximum outstanding borrowings under the facility were $70.0 million.

We also have a five-year, $650.0 million, committed and unsecured Second Revolving Facility with BofA, as administrative agent, and Credit Agricole, as syndication agent, which expires in February 2018. The Second Revolving Facility supplements our Revolving Facility, has a $487.5 million borrowing sublimit and financial and restrictive covenants similar to those noted above for the Revolving Facility. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. The interest, letter of credit fee, and commitment fee percentages are based upon our quarterly leverage ratio. In the event that we borrow funds under the facility, interest is assessed at either prime plus an applicable floating margin, or LIBOR plus an applicable floating margin. At March 31, 2013, we had $97.0 million of outstanding borrowings and $130.5 million of outstanding letters of credit under the facility (including $124.6 million used to replace Shaw’s previous credit facilities), providing $422.5 million of available capacity. During the three months ended March 31, 2013, our maximum outstanding borrowings under the facility were $233.0 million.

We have $981.3 million remaining on a four-year, $1.0 billion unsecured Term Loan with BofA as administrative agent, which was used to fund a portion of the Shaw Acquisition on the Acquisition Closing Date. Interest and principal under the Term Loan is payable quarterly in arrears and bears interest at LIBOR plus an applicable floating margin. However, we entered into an interest rate swap on February 28, 2013 to hedge against $505.0 million of the $1.0 billion Term Loan, which resulted in a weighted average interest rate of approximately 2.47% during the three months ended March 31, 2013, inclusive of the applicable floating margin of 2.0%. Annual maturities for the Term Loan are $75.0 million, $100.0 million, $100.0 million, $150.0 million and $575.0 million in 2013, 2014, 2015, 2016 and 2017 respectively. The Term Loan has financial and restrictive covenants similar to those noted above for the Revolving Facility.

We have a series of Senior Notes totaling $800.0 million in the aggregate, with Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Credit Agricole, as administrative agents, which were used to fund a portion of the Shaw Acquisition. The Senior Notes were funded into an escrow account on December 28, 2012, and were restricted from use until the Acquisition Closing Date. Accordingly, the escrowed funds were recorded as restricted cash, and the Senior Notes were recorded as long-term debt, on our December 31, 2012 Balance Sheet. The Senior Notes have financial and restrictive covenants similar to those noted above for the Revolving Facility and include Series A through D, which contain the following terms:

•	Series A—Interest due semi-annually at a fixed rate of 4.15%, with principal of $150.0 million due in December 2017

•	Series B—Interest due semi-annually at a fixed rate of 4.57%, with principal of $225.0 million due in December 2019

•	Series C—Interest due semi-annually at a fixed rate of 5.15%, with principal of $275.0 million due in December 2022

•	Series D—Interest due semi-annually at a fixed rate of 5.30%, with principal of $150.0 million due in December 2024

Uncommitted Facilities—We also have various short-term, Uncommitted Facilities across several geographic regions of approximately $1.8 billion. These facilities are generally used to provide letters of credit or bank guarantees to customers to support advance payments and performance guarantees in the ordinary course of business or in lieu of retention on our contracts. At March 31, 2013, we had $19.2 million of outstanding borrowings and $749.7 million of outstanding letters of credit under these facilities (including $100.0 million used to replace Shaw’s previous credit facilities), providing $1.1 billion of available capacity. In addition to providing letters of credit or bank guarantees, we also issue surety bonds in the ordinary course of business to support our contract performance.

At March 31, 2013, we were in compliance with all of our restrictive and financial covenants, with a leverage ratio of 2.09, a fixed charge coverage ratio of 4.83, and net worth of $1.9 billion. Our ability to remain in compliance with our lending facilities could be impacted by circumstances or conditions beyond our control, including, but not limited to, the delay or cancellation of projects, changes in foreign currency exchange or interest rates, performance of pension plan assets, or changes in actuarial assumptions. Further, we could be impacted if our customers experience a material change in their ability to pay us, if the banks associated with our lending facilities were to cease or reduce operations, or if there is a full or partial break-up of the European Union or its currency, the Euro.

Shelf Registration Statement—We have a shelf registration statement with the SEC that expires on June 18, 2015. The shelf registration statement enables us to offer and sell shares of our common stock and issue debt securities (collectively, the “Securities”) from time to time subsequent to the filing of a prospectus supplement which, among other things, identifies the sales agent, specifies the number and value of Securities that may be sold, and provides the time frame over which Securities may be offered.

Contractual Obligations— The following represents an update to contractual obligations previously disclosed in our 2012 Annual Report, primarily resulting from the Shaw Acquisition:

	Payments Due by Period
	Total	Remainder of 2013	2014 - 2015	2016 - 2017	Thereafter
Operating leases (1)	$500,127	$93,841	$163,489	$100,415	$142,382
Term Loan (2)	1,057,661	73,697	240,484	743,480	—

Total contractual obligations	$1,557,788	$167,538	$403,973	$843,895	$142,382

(1)	Includes approximately $27.5 million of minimum lease payments that are contractually recoverable through our cost-reimbursable projects.
(2)	Includes interest accruing at a fixed rate of 2.42%, inclusive of our interest rate swap (see above).

Other—We believe our cash on hand, cash generated from operations, amounts available under our Revolving Facility, Second Revolving Facility and Uncommitted Facilities, and other external sources of liquidity, such as the issuance of debt and equity instruments, will be sufficient to finance our capital expenditures, settle our commitments and contingencies (as more fully described in Note 9 and Note 12 to our Financial Statements) and address our working capital needs for the foreseeable future. However, there can be no assurance that such funding will continue to be available, as our ability to generate cash flow from operations and our ability to access funding under our Revolving Facility, Second Revolving Facility and Uncommitted Facilities at reasonable terms, may be impacted by a variety of business, economic, legislative, financial and other factors, which may be outside of our control.

Additionally, while we currently have significant uncommitted bonding facilities, primarily to support various commercial provisions in our contracts, a termination or reduction of these bonding facilities could result in the utilization of letters of credit in lieu of performance bonds, thereby reducing the available capacity under the Revolving Facility and Second Revolving Facility. Although we do not anticipate a reduction or termination of the bonding facilities, there can be no assurance that such facilities will continue to be available at reasonable terms to service our ordinary course obligations.

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

2012 QUARTERLY SEGMENT INFORMATION

As discussed in Note 16 to our Financial Statements, in conjunction with the Shaw Acquisition, beginning in the first quarter of 2013, our management structure and internal and public segment reporting were realigned based upon the expanded services offered by our four distinct operating groups: Engineering, Construction and Maintenance; Fabrication Services; Technology; and Government Solutions. As discussed above, the results of our large mechanical erection project in the Asia Pacific region that were previously reported within our Steel Plate Structures segment (currently within our Fabrication Services operating group) in the prior year are now reported within our Engineering, Construction and Maintenance operating group. The following represents our 2012 quarterly new awards, revenue and income from operations adjusted to reflect the reclassification of amounts related to this project to align with our current reporting structure:

	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	Full Year 2012
New Awards
Engineering, Construction and Maintenance	$1,155,395	$1,350,101	$350,812	$2,258,963	$5,115,271
Fabrication Services	410,923	168,167	437,366	447,522	1,463,978
Technology	129,043	311,493	141,934	144,251	726,721
Government Solutions	—	—	—	—	—

Total new awards	$1,695,361	$1,829,761	$930,112	$2,850,736	$7,305,970

Revenue
Engineering, Construction and Maintenance	$709,781	$759,817	$871,084	$964,695	$3,305,377
Fabrication Services	391,433	451,062	425,360	424,678	1,692,533
Technology	100,053	88,650	150,498	148,095	487,296
Government Solutions	—	—	—	—	—

Total revenue	$1,201,267	$1,299,529	$1,446,942	$1,537,468	$5,485,206

Income From Operations
Engineering, Construction and Maintenance	$27,420	$36,035	$45,400	$59,612	$168,467
Fabrication Services	35,786	46,388	45,208	43,398	170,780
Technology	22,599	22,216	41,077	41,504	127,396
Government Solutions	—	—	—	—	—

Total operating groups	$85,805	$104,639	$131,685	$144,514	$466,643

Acquisition-related costs	—	(1,500)	(3,500)	(6,000)	(11,000)

Total income from operations	$85,805	$103,139	$128,185	$138,514	$455,643

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

Revenue Recognition—Revenue for our operating groups is primarily derived from long-term contracts for which revenue is recognized using the POC method, primarily based on the percentage that actual costs-to-date bear to total estimated costs to complete each contract. We follow the guidance of FASB ASC Revenue Recognition Topic 605-35 for accounting policies relating to our use of the POC method, estimating costs, and revenue recognition, including the recognition of incentive fees, unapproved change orders and claims, and combining and segmenting contracts. We primarily utilize the cost-to-cost approach to estimate POC as we believe this method is less subjective than relying on assessments of physical progress. Under the cost-to-cost approach, the use of estimated costs to complete each contract is a significant variable in the process of determining recognized revenue and is a significant factor in the accounting for contracts. Significant estimates that impact the cost to complete each contract are costs of engineering, materials, components, equipment, labor and subcontracts; labor productivity; schedule durations, including subcontract and supplier progress; liquidated damages; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts in progress. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates.

Our long-term contracts are awarded on a competitive bid and negotiated basis and the timing of revenue recognition may be impacted by the terms of such contracts. We offer our customers a range of contracting options, including cost-reimbursable, fixed-price and hybrid, which has both cost-reimbursable and fixed-price characteristics. Fixed-price contracts, and hybrid contracts with a more significant fixed-price component, tend to provide us with greater control over project schedule and the timing of when work is performed and costs are incurred, and accordingly, when revenue is recognized. Cost-reimbursable contracts, or hybrid contracts with a more significant cost-reimbursable component, generally provide our customers with greater influence over the timing of when we perform our work, and accordingly, such contracts often result in less predictability with respect to the timing of revenue recognition. Our shorter term contracts and services are generally provided on a cost-reimbursable, fixed-price or unit price basis.

Contract revenue for our long-term contracts reflects the original contract price adjusted for approved change orders and estimated recoveries for incentive fees, unapproved change orders and claims. We recognize revenue associated with incentives fees when the value can be reliably estimated and realization is reasonably assured. We recognize revenue associated with unapproved change orders and claims to the extent that related costs have been incurred, recovery is probable and the value can be reliably estimated. Our recorded incentive fees, unapproved change orders and claims reflect our best estimate of recovery amounts; however, the ultimate resolution and amounts received could differ from these estimates. See Note 15 for additional discussion of our unapproved change orders and claims.

With respect to our EPC services, our contracts are not segmented between types of services, such as engineering and construction, if each of the EPC components is negotiated concurrently or if the pricing of any such services is subject to the ultimate negotiation and agreement of the entire EPC contract. However, we segment an EPC contract if it includes technology or fabrication services provided by a differing operating group and the technology or fabrication scope is independently negotiated and priced. In addition, an EPC contract including technology or fabrication services may be segmented if we satisfy the segmenting criteria in ASC 605-35. Revenue recorded in these situations is based on our prices and terms for similar services to third party customers. Segmenting a contract may result in different interim rates of profitability for each scope of service than if we had recognized revenue on a combined basis. In some instances, we may combine contracts that are entered into in multiple phases, but are interdependent and include pricing considerations by us and the customer that are impacted by all phases of the project. Otherwise, if each phase is independent of the other and pricing considerations do not give effect to another phase, the contracts will not be combined.

Cost of revenue for our long-term contracts includes direct contract costs, such as materials and labor, and indirect costs that are attributable to contract activity. The timing of when we bill our customers is generally dependent upon advance billing terms, completion of certain phases of the work, or when services are provided. Cumulative costs and estimated earnings recognized to-date in excess of cumulative billings is reported on the Balance Sheet as costs and estimated earnings in excess of billings. Cumulative billings in excess of cumulative costs and estimated earnings recognized to-date is reported on the Balance Sheets as billings in excess of costs and estimated earnings. Any uncollected billed revenue, including contract retentions, is reported as accounts receivable. At March 31, 2013 and December 31, 2012, accounts receivable included contract retentions of approximately $48.2 million and $37.2 million, respectively. Contract retentions due beyond one year were not significant at March 31, 2013 or December 31, 2012.

Revenue for our government contracts and cost-reimbursable service contracts that do not satisfy the criteria for revenue recognition under the POC method, is generally recorded at the time services are performed.

Revenue for our pipe and steel fabrication and catalyst manufacturing contracts that are independent of an EPC contract, or for which we satisfy the segmentation criteria discussed above, is recognized upon shipment of the fabricated or manufactured units. During the fabrication or manufacturing process, all related direct and allocable indirect costs are capitalized as work in process inventory and such costs are recorded as cost of revenue at the time of shipment.

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

•

Interest Rate Derivatives—Our interest rate derivatives are limited to a swap arrangement entered on February 28, 2013 to hedge against interest rate variability associated with $505.0 million of our $1.0 billion Term Loan. The swap arrangement is designated as a cash flow hedge, as its critical terms matched those of the Term Loan at inception and through March 31, 2013. Therefore, changes in the fair value of the swap arrangement are included in AOCI until the associated underlying exposure impacts our earnings.

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

At December 31, 2012, we had a recorded net deferred tax asset (“DTA”) of $21.9 million related to net operating losses (“NOLs”) generated in the U.K. We also had a valuation allowance against $74.6 million of U.K. NOLs for which we believe it is more likely than not that the NOLs will not be utilized. The U.K. NOL DTA was recorded primarily in 2007 and 2008 and relates to losses incurred during those years on two large fixed-price projects that were completed in the first quarter of 2010. We have had no material release of valuation allowance since it was initially recorded. On a periodic and ongoing basis we evaluate our recorded U.K NOL and assess the appropriateness of our valuation allowance. Our assessment includes, among other things, the value and quality of backlog, an evaluation of existing and anticipated market conditions, an analysis of historical results and projections of future income, and strategic plans and alternatives for our U.K. operations. We consider the impact of these and other factors, including the indefinite-lived nature of the U.K. NOLs, and determine whether an adjustment to our valuation allowance is required. Based on this analysis, we believe it is more likely than not that we will generate sufficient future taxable income to realize our U.K. NOL DTA. In order to realize the U.K. NOL DTA, our U.K. operations will need to generate taxable income of approximately $95.0 million. Based on this same analysis and as described above, we do not believe it is more likely than not that we will utilize our U.K. NOLs in excess of the amounts recorded. However, better than anticipated future operating results or a significant increase in backlog could impact our assessment and result in future changes in valuation allowance.

We provide income tax and associated interest reserves, where applicable, in situations where we have and have not received tax assessments. Tax and associated interest reserves are provided in those instances where we consider it more likely than not that additional tax will be due in excess of amounts reflected in income tax returns filed worldwide. At March 31, 2013, our reserves totaled approximately $11.6 million, including $6.4 million from the Shaw Acquisition. If these income tax benefits are ultimately recognized, approximately $8.0 million would impact the effective tax rate as we are contractually indemnified for the remaining balances. At December 31, 2012, our reserves totaled approximately $5.2 million. As a matter of standard policy, we continually review our exposure to additional income tax obligations and as further information is known or events occur, changes in our tax and interest reserves may be recorded within income tax expense and interest expense, respectively.

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

Recoverability of Goodwill and Long-Lived Assets—Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually (at the reporting unit level), absent any indicators of impairment. As part of our annual impairment assessment, we first perform a qualitative assessment of goodwill to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If a two-phase quantitative assessment is deemed necessary for a reporting unit, based on the qualitative assessment, it would require us to allocate goodwill to the applicable reporting unit, compare its fair value to the carrying amount, including goodwill, and then, if necessary, record a goodwill impairment charge in an amount equal to the excess, if any, of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.

To the extent a quantitative assessment is required, the implied fair value of each applicable reporting unit would be derived using the discounted cash flow method. This methodology is based, to a large extent, on assumptions about future events, which may or may not occur as anticipated, and such deviations could have a significant impact on the calculated estimated fair values of our reporting units. These assumptions include, but are not limited to, estimates of future growth rates, discount rates and terminal values of reporting units. Our goodwill balance at March 31, 2013 was $3.4 billion, including $2.4 billion associated with the Shaw Acquisition. Based upon our most recent goodwill impairment assessment during the fourth quarter of 2012 and our current assessment of goodwill acquired in conjunction with the Shaw Acquisition, each of our reporting units continue to have estimated fair values that are substantially in excess of their carrying values.

We amortize our finite-lived intangible assets utilizing either a straight-line or other basis that reflects the period the associated contractual or economic benefits are expected to be realized, with lives ranging from 2 to 20 years, absent any indicators of impairment. We review tangible assets and finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, the estimated future cash flow associated with the asset or asset group will be compared to the asset’s carrying amount to determine if impairment exists. We noted no indicators of impairment during the three months ended March 31, 2013. See Note 6 to our Financial Statements for further discussion regarding goodwill and other intangible assets.

Acquisition-Related Purchase Price Allocation—The aggregate purchase price for the Shaw Acquisition was allocated to the major categories of assets and liabilities acquired based upon their estimated fair values at the Acquisition Closing Date, which were based, in part, upon outside preliminary appraisals for certain assets, including specifically-identified intangible assets. The excess of the purchase price over the preliminary estimated fair value of the net tangible and identifiable intangible assets acquired totaling $2.4 billion, was recorded as goodwill. Our purchase price allocation was based upon preliminary information that is subject to change when additional information concerning final asset and liability valuations is obtained. We have not completed our final assessment of the fair value of purchased intangible assets, property and equipment, inventory, tax balances, contingent liabilities, long-term leases or acquired contracts. Our final purchase price allocation may result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill.

Partnering Arrangements—In the ordinary course of business, we execute specific projects and conduct certain operations through partnering ventures. We have various ownership interests in these ventures, with such ownership typically being proportionate to our decision-making and distribution rights. The venture entity generally contracts directly with the third party customer; however, services may be performed directly by the venture entity, or may be performed by us or our partners, or a combination thereof.

Venture net assets consist primarily of cash, working capital and property and equipment, and assets may be restricted from being used to fund obligations outside of the venture. These ventures typically have limited third-party debt or have debt that is non-recourse in nature; however, they may provide for capital calls to fund operations or require participants in the venture to provide additional financial support, including advance payment or retention letters of credit.

Each venture is assessed at inception and on an ongoing basis as to whether it qualifies as a VIE under the consolidations guidance in FASB ASC 810. Our ventures generally qualify as a VIE when they (1) meet the definition of a legal entity, (2) absorb the operational risk of the projects being executed, creating a variable interest, and (3) lack sufficient capital investment from the partners, potentially resulting in the venture requiring additional subordinated financial support, if necessary, to finance its future activities.

If at any time a venture qualifies as a VIE, we are required to perform a qualitative assessment to determine whether we are the primary beneficiary of the VIE and therefore, need to consolidate the VIE. We are the primary beneficiary if we have (1) the power to direct the economically significant activities of the VIE and (2) the right to receive benefits from, and obligation to absorb losses of, the VIE. If the venture is a VIE and we are the primary beneficiary, or we otherwise have the ability to control the venture, we consolidate the venture. If we are not determined to be the primary beneficiary of the VIE, or only have the ability to significantly influence, rather than control the venture, we do not consolidate the venture. We account for unconsolidated ventures using the equity method or proportionate consolidation. At March 31, 2013 and December 31, 2012, we had no material proportionately consolidated ventures. See Note 7 for additional discussion of our material partnering arrangements.

Inventory—Inventory is recorded at the lower of cost or market and cost is determined using the FIFO or weighted-average cost method. The cost of inventory includes acquisition costs, production or conversion costs, and other costs incurred to bring the inventory to current locations and conditions. An allowance for excess or inactive inventory is recorded based upon an analysis that considers current inventory levels, historical usage patterns, estimates of future sales expectations and salvage value. See Note 5 for additional disclosures associated with our inventory.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q, including all documents incorporated by reference, contains forward-looking statements regarding CB&I and represents our expectations and beliefs concerning future events. These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties. When considering any statements that are predictive in nature, depend upon or refer to future events or conditions, or use or contain words, terms, phrases, or expressions such as “achieve,” “forecast,” “plan,” “propose,” “strategy,” “envision,” “hope,” “will,” “continue,” “potential,” “expect,” “believe,” “anticipate,” “project,” “estimate,” “predict,” “intend,” “should,” “could,” “may,” “might,” or similar forward-looking statements, we refer you to the cautionary statements concerning risk factors and “Forward-Looking Statements” described under “Risk Factors” in Item 1A of our 2012 Annual Report, which cautionary statements are incorporated herein by reference.

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

We do not engage in currency speculation; however, we do utilize foreign currency exchange rate derivatives on an on-going basis to hedge against certain foreign currency-related operating exposures. We generally seek hedge accounting treatment for contracts used to hedge operating exposures and designate them as cash flow hedges. Therefore, gains and losses exclusive of credit risk and forward points are included in AOCI until the associated underlying operating exposure impacts our earnings. Changes in the fair value of credit risk and forward points, instruments deemed ineffective during the period and instruments that we do not designate as cash flow hedges are recognized within cost of revenue and were not material for the three months ended March 31, 2013.

At March 31, 2013, the notional value of our outstanding forward contracts to hedge certain foreign currency exchange-related operating exposures was $150.6 million, including net foreign currency exchange rate exposure associated with the purchase of U.S. Dollars ($87.5 million), Euros ($25.7 million), Singapore Dollars ($17.5 million), British Pounds ($9.6 million), Chinese Renminbi ($5.8 million) and Thai Baht ($4.5 million). The total net fair value of these contracts was a loss of approximately $2.2 million at March 31, 2013. The potential change in fair value for our outstanding contracts resulting from a hypothetical ten percent change in quoted foreign currency exchange rates would have been approximately $16.3 million at March 31, 2013. This potential change in fair value of our outstanding contracts would be offset by the change in fair value of the associated underlying operating exposures.

Interest Rate Risk—On February 28, 2013, we entered an interest rate swap to hedge against interest rate variability associated with $505.0 million of our $1.0 billion Term Loan. The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Loan at inception and through March 31, 2013. Accordingly, changes in the fair value of the interest rate swap are recognized in AOCI. The total net fair value of the contract was a loss of approximately $1.3 million at March 31, 2013. The potential change in fair value for our interest rate swap resulting from a hypothetical one percent change in the LIBOR rate would not have been approximately $14.8 million at March 31, 2013.

Other—The carrying values of our accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. At March 31, 2013, the fair value of our Term Loan, based upon the current market rates for debt with similar credit risk and maturity, approximated its carrying value as interest is based upon LIBOR plus an applicable floating spread and is paid quarterly in arrears. See Note 10 to our Financial Statements for additional discussion of our financial instruments. At March 31, 2013, the fair value of our Senior Notes, based upon the current market rates for debt with similar credit risk and maturity, approximated its carrying value.

Item 4. Controls and Procedures

Disclosure Controls and Procedures—As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). As previously noted, we completed the Shaw Acquisition on February 13, 2013. The SEC’s guidance permits the exclusion of an assessment of the effectiveness of a registrant’s disclosure controls and procedures as they relate to its internal controls over financial reporting for an acquired business during the first year following such acquisition, if among other circumstances and factors there is not adequate time between the acquisition date and the date of assessment. In accordance with the SEC guidance, the scope of our evaluation of the Company’s disclosure controls and procedures as of March 31, 2013 excluded an assessment of the internal control over financial reporting of Shaw. The acquired Shaw operations represent approximately 28% and 22% of our consolidated revenue and income from operations (excluding acquisition-related costs and including intangibles amortization) for the three months ended March 31, 2013. Based upon such evaluation, the CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

Changes in Internal Control — As part of the integration of the Shaw Acquisition, we will integrate Shaw’s operations, including internal controls and processes and extending our Section 404 compliance program to Shaw. There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

General—We have been and may from time to time be named as a defendant in legal actions claiming damages in connection with engineering and construction projects, technology licenses, other services we provide, and other matters. These are typically claims that arise in the normal course of business, including employment-related claims and contractual disputes or claims for personal injury or property damage which occur in connection with services performed relating to project or construction sites. Contractual disputes normally involve claims relating to the timely completion of projects, performance of equipment or technologies, design or other engineering services or project construction services provided by us. We do not believe that any of our pending contractual, employment-related personal injury or property damage claims and disputes will have a material adverse effect on our future results of operations, financial position or cash flow. See Note 15 for additional discussion of claims associated with our projects.

Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Over the past several decades and through March 31, 2013, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 5,300 plaintiffs and, of those claims, approximately 1,400 claims were pending and 3,900 have been closed through dismissals or settlements. Over the past several decades and through March 31, 2013, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount of approximately one thousand dollars per claim. We review each case on its own merits and make accruals based upon the probability of loss and our estimates of the amount of liability and related expenses, if any. We do not believe that any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow, and, at March 31, 2013, we had approximately $2.0 million accrued for liability and related expenses. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that we may expect to recover because of the variability in coverage amounts, limitations and deductibles, or the viability of carriers, with respect to our insurance policies for the years in question.

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

In connection with the historical operation of our facilities, including those associated with the acquired Shaw operations, substances which currently are or might be considered hazardous were used or disposed of at some sites that will or may require us to make expenditures for remediation. In addition, we have agreed to indemnify parties from whom we have purchased or to whom we have sold facilities, for certain environmental liabilities arising from acts occurring before the dates those facilities were transferred.

We believe that we are in compliance, in all material respects, with all environmental laws and regulations and maintain insurance coverage to mitigate our exposure to environmental liabilities. We do not believe that any environmental matters will have a material adverse effect on our future results of operations, financial position or cash flow. We do not anticipate that we will incur material capital expenditures for environmental controls or for the investigation or remediation of environmental conditions during the remainder of 2013 or 2014.

Item 1A. Risk Factors

An update to the risk factors disclosed in our 2012 Annual Report are filed as Exhibit 99.1 to this Form 10-Q and are incorporated herein by reference.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

31.1 (1)	Certification Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (1)	Certification Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 (1)	Risk Factors

101.INS (1),(2)	XBRL Instance Document.

101.SCH (1),(2)	XBRL Taxonomy Extension Schema Document.

101.CAL (1),(2)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (1),(2)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB (1),(2)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (1),(2)	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed herewith
(2)

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iii) the Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, (v) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2013 and 2012, and (vi) the Notes to Financial Statements.

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

Date: May 2, 2013