Form 10-Q
period 2013-06-30
CHICAGO BRIDGE & IRON CO N V
filed 2013-07-31
CIK 1027884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of the registrant’s common stock as of July 15, 2013 – 107,313,308

CHICAGO BRIDGE & IRON COMPANY N.V.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)
Revenue	$2,850,791	$1,299,529	$5,102,220	$2,500,796
Cost of revenue	2,553,700	1,140,644	4,558,985	2,188,647
Gross profit	297,091	158,885	543,235	312,149
Selling and administrative expense	92,897	52,392	186,865	115,624
Intangibles amortization	16,083	6,037	25,271	12,129
Equity earnings	(5,918)	(4,010)	(10,403)	(5,810)
Other operating income, net	(1,367)	(173)	(1,664)	(238)
Acquisition-related costs	9,964	1,500	71,220	1,500
Income from operations	185,432	103,139	271,946	188,944
Interest expense	(20,757)	(2,831)	(43,503)	(4,943)
Interest income	1,998	2,288	3,869	4,475
Income before taxes	166,673	102,596	232,312	188,476
Income tax expense	(46,973)	(29,752)	(69,740)	(54,658)
Net income	119,700	72,844	162,572	133,818
Less: Net income attributable to noncontrolling interests	(13,657)	(524)	(22,921)	(2,011)
Net income attributable to CB&I	$106,043	$72,320	$139,651	$131,807
Net income attributable to CB&I per share:
Basic	$0.99	$0.75	$1.34	$1.36
Diluted	$0.98	$0.74	$1.32	$1.34
Weighted average shares outstanding:
Basic	107,056	96,401	104,444	96,829
Diluted	108,392	97,632	105,963	98,442
Cash dividends on shares:
Amount	$5,363	$4,832	$10,708	$9,717
Per share	$0.05	$0.05	$0.10	$0.10
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)
Net income	$119,700	$72,844	$162,572	$133,818
Other comprehensive (loss) income, net of tax:
Change in cumulative translation adjustment	(19,039)	(12,231)	(32,082)	(4,796)
Change in unrealized fair value of cash flow hedges	7,038	(222)	5,307	689
Change in unrecognized prior service pension credits/costs	(120)	(235)	(312)	(323)
Change in unrecognized actuarial pension gains/losses	387	2,474	5,284	1,860
Comprehensive income	107,966	62,630	140,769	131,248
Less: Net income attributable to noncontrolling interests	(13,657)	(524)	(22,921)	(2,011)
Less: Change in cumulative translation adjustment attributable to noncontrolling interests	2,387	(1)	1,504	(525)
Comprehensive income attributable to CB&I	$96,696	$62,105	$119,352	$128,712
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and cash equivalents ($208,819 and $142,285 related to variable interest entities (“VIEs”))	$426,609	$643,395
Restricted cash (related to the Shaw Acquisition)	—	800,000
Accounts receivable, net ($167,206 and $63,649 related to VIEs)	1,354,152	752,985
Inventory	318,220	32,319
Costs and estimated earnings in excess of billings ($105,669 and $38,967 related to VIEs)	781,323	303,540
Deferred income taxes	410,695	88,681
Other current assets	293,836	100,635
Total current assets	3,584,835	2,721,555
Equity investments	96,042	97,267
Property and equipment, net ($24,627 and $0 related to VIEs)	801,889	285,871
Deferred income taxes	63,072	73,201
Goodwill	3,365,880	926,711
Other intangibles, net	613,341	166,308
Other non-current assets ($25,513 and $0 related to VIEs)	153,652	58,762
Total assets	$8,678,711	$4,329,675
Liabilities
Revolving facility debt	$269,000	$—
Current maturities of long-term debt	87,500	—
Accounts payable ($247,434 and $87,301 related to VIEs)	1,092,637	654,504
Accrued liabilities	693,383	354,700
Billings in excess of costs and estimated earnings ($47,550 and $39,105 related to VIEs)	2,136,814	758,938
Deferred income taxes	7,423	4,380
Total current liabilities	4,286,757	1,772,522
Long-term debt	1,675,000	800,000
Other non-current liabilities	372,614	272,443
Deferred income taxes	257,418	88,400
Total liabilities	6,591,789	2,933,365
Shareholders’ Equity
Common stock, Euro .01 par value; shares authorized: 250,000; shares issued: 107,857 and 101,522; shares outstanding: 107,261 and 96,835	1,275	1,190
Additional paid-in capital	735,511	363,417
Retained earnings	1,429,685	1,300,742
Stock held in trust	(5,245)	(3,031)
Treasury stock, at cost: 596 and 4,688 shares	(30,455)	(193,533)
Accumulated other comprehensive loss	(121,331)	(101,032)
Total CB&I shareholders’ equity	2,009,440	1,367,753
Noncontrolling interests	77,482	28,557
Total shareholders’ equity	2,086,922	1,396,310
Total liabilities and shareholders’ equity	$8,678,711	$4,329,675
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2013	2012
	(Unaudited)
Cash Flows from Operating Activities
Net income	$162,572	$133,818
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	79,170	33,403
Deferred taxes	141,427	30,491
Stock-based compensation expense	44,580	28,439
Equity earnings	(10,403)	(5,810)
Gain on property and equipment transactions	(1,664)	(238)
Unrealized loss on foreign currency hedge ineffectiveness	132	1,124
Excess tax benefits from stock-based compensation	(537)	(18,045)
Change in operating assets and liabilities:
Increase in receivables, net	(205,458)	(127,796)
Change in contracts in progress, net	(221,071)	(66,746)
Increase in inventory	(13,709)	(7,106)
(Decrease) increase in accounts payable	(97,355)	33,159
(Increase) decrease in other current and non-current assets	(48,685)	1,730
Decrease in accrued and other non-current liabilities	(154,251)	(31,765)
Decrease in equity investments	18,244	20,000
Change in other, net	6,266	4,136
Net cash (used in) provided by operating activities	(300,742)	28,794
Cash Flows from Investing Activities
Shaw Acquisition, net of unrestricted cash acquired of $1,137,927	(1,713,333)	—
Other acquisitions	(53,000)	—
Capital expenditures	(40,867)	(34,187)
Proceeds from sale of property and equipment	5,928	1,137
Equity investments	(1,050)	—
Cash deposited into restricted cash and cash equivalents, net	(40,921)	—
Proceeds from sale of restricted short-term investments	16,268	—
Net cash used in investing activities	(1,826,975)	(33,050)
Cash Flows from Financing Activities
Revolving facility borrowings, net	269,000	—
Term loan borrowings	1,000,000	—
Cash withdrawn from restricted cash and cash equivalents (Senior Notes)	800,000	—
Cash withdrawn from restricted cash and cash equivalents (Westinghouse-related debt)	1,309,022	—
Repayment of Westinghouse-related debt	(1,353,694)	—
Repayments on term loan	(37,500)	—
Excess tax benefits from stock-based compensation	537	18,045
Purchase of treasury stock	(24,030)	(123,255)
Issuance of stock	23,234	6,676
Dividends paid	(10,708)	(9,717)
Distributions to noncontrolling interests	(9,157)	(3,562)
Revolving facility and deferred financing costs	(26,987)	—
Net cash provided by (used in) financing activities	1,939,717	(111,813)
Effect of exchange rate changes on cash and cash equivalents	(28,786)	(2,914)
Decrease in cash and cash equivalents	(216,786)	(118,983)
Cash and cash equivalents, beginning of the year	643,395	671,811
Cash and cash equivalents, end of the period	$426,609	$552,828

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except per share data)

	Common Stock		Additional Paid-In	Retained	Stock Held in Trust		Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Non-controlling	Total Shareholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Shares	Amount	(Note 13)	Interests	Equity
				(Unaudited)
Balance at December 31, 2012	96,835	$1,190	$363,417	$1,300,742	316	$(3,031)	4,688	$(193,533)	$(101,032)	$28,557	$1,396,310
Net income	—	—	—	139,651	—	—	—	—	—	22,921	162,572
Change in cumulative translation adjustment, net	—	—	—	—	—	—	—	—	(30,578)	(1,504)	(32,082)
Change in unrealized fair value of cash flow hedges, net	—	—	—	—	—	—	—	—	5,307	—	5,307
Change in unrecognized prior service pension credits/costs, net	—	—	—	—	—	—	—	—	(312)	—	(312)
Change in unrecognized actuarial pension gains/losses, net	—	—	—	—	—	—	—	—	5,284	—	5,284
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(9,157)	(9,157)
Dividends paid ($0.10 per share)	—	—	—	(10,708)	—	—	—	—	—	—	(10,708)
Stock-based compensation expense	—	—	44,580	—	—	—	—	—	—	—	44,580
Acquisition of The Shaw Group Inc.	8,893	85	388,600	—	—	—	(2,559)	100,125	—	36,665	525,475
Issuance of treasury stock to trust	98	—	896	—	98	(5,245)	(98)	4,349	—	—	—
Release of trust shares	(15)	—	(2,175)	—	(316)	3,031	15	(856)	—	—	—
Purchase of treasury stock	(451)	—	—	—	—	—	451	(24,030)	—	—	(24,030)
Issuance of stock	1,901	—	(59,807)	—	—	—	(1,901)	83,490	—	—	23,683
Balance at June 30, 2013	107,261	$1,275	$735,511	$1,429,685	98	$(5,245)	596	$(30,455)	$(121,331)	$77,482	$2,086,922

	Common Stock		Additional Paid-In	Retained	Stock Held in Trust		Treasury Stock		Accumulated Other Comprehensive	Non-controlling	Total Shareholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Shares	Amount	(Loss) Income	Interests	Equity
				(Unaudited)
Balance at December 31, 2011	97,596	$1,190	$371,669	$1,018,481	752	$(9,788)	3,927	$(142,666)	$(61,152)	$18,696	$1,196,430
Net income	—	—	—	131,807	—	—	—	—	—	2,011	133,818
Change in cumulative translation adjustment, net	—	—	—	—	—	—	—	—	(5,321)	525	(4,796)
Change in unrealized fair value of cash flow hedges, net	—	—	—	—	—	—	—	—	689	—	689
Change in unrecognized prior service pension credits/costs, net	—	—	—	—	—	—	—	—	(323)	—	(323)
Change in unrecognized actuarial pension gains/losses, net	—	—	—	—	—	—	—	—	1,860	—	1,860
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(3,562)	(3,562)
Dividends paid ($0.10 per share)	—	—	—	(9,717)	—	—	—	—	—	—	(9,717)
Stock-based compensation expense	—	—	28,439	—	—	—	—	—	—	—	28,439
Release of trust shares	—	—	(1,712)	—	(435)	6,749	—	—	—	—	5,037
Purchase of treasury stock	(2,779)	—	—	—	—	—	2,779	(123,255)	—	—	(123,255)
Issuance of stock	1,841	—	(45,767)	—	—	—	(1,841)	65,538	—	—	19,771
Balance at June 30, 2012	96,658	$1,190	$352,629	$1,140,571	317	$(3,039)	4,865	$(200,383)	$(64,247)	$17,670	$1,244,391
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
($ and share values in thousands, except per share data)
(Unaudited)
1. ORGANIZATION AND NATURE OF OPERATIONS
Chicago Bridge & Iron Company N.V. (“CB&I” or the “Company”) provides a wide range of services, including conceptual design, technology, engineering, procurement, fabrication, modularization, construction, commissioning, maintenance, program management and environmental services to customers in the energy infrastructure market throughout the world, and is a provider of diversified government services. Our business is aligned into four principal operating groups: (1) Engineering, Construction and Maintenance, (2) Fabrication Services, (3) Technology, and (4) Government Solutions. See Note 16 for a description of our operating groups and related financial information.
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation—The accompanying unaudited interim Condensed Consolidated Financial Statements (“Financial Statements”) for CB&I have been prepared pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (the “SEC”) and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These Financial Statements include all wholly-owned subsidiaries and those entities which we are required to consolidate. See the “Partnering Arrangements” section of this footnote for further discussion of our consolidation policy for those entities that are not wholly-owned. We believe these Financial Statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our results of operations and cash flows for the six months ended June 30, 2013 and 2012 and our financial position as of June 30, 2013. The December 31, 2012 Condensed Consolidated Balance Sheet (“Balance Sheet”) was derived from our December 31, 2012 audited Consolidated Balance Sheet. Inventory balances at December 31, 2012 have been reclassified from other current assets to conform to our June 30, 2013 presentation.
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
Use of Estimates—The preparation of our Financial Statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We believe the most significant estimates and judgments are associated with revenue recognition for our contracts, including the recognition of incentive fees and unapproved change orders and claims; determination of fair value with respect to acquired tangible and intangible assets; recoverability assessments that must be periodically performed with respect to long-lived tangible assets, goodwill and other intangible asset balances; valuation of financial instruments, deferred tax assets and inventory; the determination of liabilities related to self-insurance programs and income taxes; and consolidation determinations with respect to our partnering arrangements. If the underlying estimates and assumptions upon which our Financial Statements are based change in the future, actual amounts may differ from those included in the accompanying Financial Statements.
Revenue Recognition—Revenue for our operating groups is primarily derived from long-term contracts for which revenue is generally recognized using the percentage of completion (“POC”) method, primarily based on the percentage that actual costs-to-date bear to total estimated costs to complete each contract. We follow the guidance of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Revenue Recognition Topic 605-35 for accounting policies relating to our use of the POC method, estimating costs, and revenue recognition, including the recognition of incentive fees, unapproved change orders and claims, and combining and segmenting contracts. We primarily utilize the cost-to-cost approach to estimate POC as we believe this method is less subjective than relying on assessments of physical progress. Under the cost-to-cost approach, the use of estimated costs to complete each contract is a significant variable in the process of determining recognized revenue and is a significant factor in the accounting for contracts. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts in progress. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates.

CHICAGO BRIDGE & IRON COMPANY N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our long-term contracts are awarded on a competitive bid and negotiated basis and the timing of revenue recognition may be impacted by the terms of such contracts. We use a range of contracting options, including cost-reimbursable, fixed-price and hybrid, which has both cost-reimbursable and fixed-price characteristics. Fixed-price contracts, and hybrid contracts with a more significant fixed-price component, tend to provide us with greater control over project schedule and the timing of when work is performed and costs are incurred, and accordingly, when revenue is recognized. Cost-reimbursable contracts, or hybrid contracts with a more significant cost-reimbursable component, generally provide our customers with greater influence over the timing of when we perform our work, and accordingly, such contracts often result in less predictability with respect to the timing of revenue recognition. Our shorter term contracts and services are generally provided on a cost-reimbursable, fixed-price or unit-price basis.

Contract revenue for our long-term contracts recognized under the POC method reflects the original contract price adjusted for approved change orders and estimated recoveries for incentive fees, unapproved change orders and claims. We recognize revenue associated with incentives fees when the value can be reliably estimated and realization is reasonably assured. We recognize revenue associated with unapproved change orders and claims to the extent the related costs have been incurred, recovery is probable and the value can be reliably estimated. Our recorded incentive fees, unapproved change orders and claims reflect our best estimate of recovery amounts; however, the ultimate resolution and amounts received could differ from these estimates. See Note 15 for additional discussion of our unapproved change orders and claims.
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
Cost of revenue for our long-term contracts includes direct contract costs, such as materials and labor, and indirect costs that are attributable to contract activity. The timing of when we bill our customers is generally dependent upon advance billing terms, completion of certain phases of the work, or when services are provided. Cumulative costs and estimated earnings recognized to-date in excess of cumulative billings is reported on the Balance Sheet as costs and estimated earnings in excess of billings. Cumulative billings in excess of cumulative costs and estimated earnings recognized to-date is reported on the Balance Sheet as billings in excess of costs and estimated earnings. Any uncollected billed revenue, including contract retentions, is reported as accounts receivable. At June 30, 2013 and December 31, 2012, accounts receivable included contract retentions of approximately $52,100 and $37,200, respectively. Contract retentions due beyond one year were not significant at June 30, 2013 or December 31, 2012.
Revenue for our service contracts that do not satisfy the criteria for revenue recognition under the POC method is recorded at the time services are performed. Revenue associated with incentive fees for these contracts is recognized when earned.
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
Our billed and unbilled revenue may be exposed to potential credit risk if our customers should encounter financial difficulties, and we maintain reserves for specifically-identified potential uncollectible receivables. At June 30, 2013 and December 31, 2012, allowances for doubtful accounts were approximately $1,400 and $1,300, respectively.
Other Operating (Income) Expense, Net—Other operating (income) expense, net, generally represents (gains) losses on the sale of property and equipment.
Acquisition-Related Costs—Acquisition-related costs during the three and six months ended June 30, 2013 included transaction costs and change-in-control and severance-related costs of approximately $10,000 and $71,200, respectively,

CHICAGO BRIDGE & IRON COMPANY N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

associated with our acquisition of The Shaw Group, Inc. (“Shaw”) (the “Shaw Acquisition” or “the Acquisition”), as further described in Note 4. Comparable costs during the three and six months ended June 30, 2012 were approximately $1,500.
Goodwill and Other Intangible Assets—Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually, absent any indicators of impairment. We perform our annual impairment assessment during the fourth quarter of each year based upon balances as of the beginning of that year’s fourth quarter. As part of our annual impairment assessment in the fourth quarter of 2012, we performed a qualitative assessment of goodwill to determine whether it was more likely than not that the fair value of a reporting unit was less than its carrying value. Based upon this qualitative assessment, a two-phase quantitative assessment was not required to be performed for any of our reporting units. If, based on future qualitative assessments, the two-phase quantitative assessment is deemed necessary, the first phase would screen for impairment, while the second phase, if necessary, would measure impairment. If required, the implied fair value of a reporting unit would be derived by estimating the unit’s discounted future cash flows. During the six months ended June 30, 2013, no indicators of goodwill impairment were identified.
We amortize our finite-lived intangible assets utilizing either a straight-line or other basis that reflects the period the associated contractual or economic benefits are expected to be realized, with lives ranging from 2 to 20 years, absent any indicators of impairment. We review tangible assets and finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, the estimated future cash flow associated with the asset or asset group will be compared to the asset’s carrying amount to determine if impairment exists. During the six months ended June 30, 2013, no indicators of impairment were identified. See Note 6 for additional discussion of our goodwill and other intangible assets.

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
Foreign Currency—The nature of our business activities involves the management of various financial and market risks, including those related to changes in foreign currency exchange rates. The effects of translating financial statements of foreign operations into our reporting currency are recognized as a cumulative translation adjustment in accumulated other comprehensive income (loss) (“AOCI”) which is net of tax, where applicable. Foreign currency exchange gains (losses) are included within cost of revenue and were immaterial for the three and six months ended June 30, 2013 and 2012.
Financial Instruments—We utilize derivative instruments in certain circumstances to mitigate the effects of changes in foreign currency exchange rates and interest rates, as described below:

•
Foreign Currency Exchange Rate Derivatives—We do not engage in currency speculation; however, we do utilize foreign currency exchange rate derivatives on an on-going basis to hedge against certain foreign currency-related operating exposures. We generally seek hedge accounting treatment for contracts used to hedge operating exposures and designate them as cash flow hedges. Therefore, gains and losses, exclusive of credit risk and forward points (which represent the time-value component of the fair value of our derivative positions), are included in AOCI until the associated underlying operating exposure impacts our earnings. Changes in the fair value of (1) credit risk and forward points, (2) instruments deemed ineffective during the period, and (3) instruments that we do not designate as cash flow hedges, are recognized within cost of revenue.

•
Interest Rate Derivatives—Our interest rate derivatives are limited to a swap arrangement entered on February 28, 2013 to hedge against interest rate variability associated with $505,000 of our $1,000,000 unsecured term loan (the “Term Loan”). The swap arrangement is designated as a cash flow hedge, as its critical terms matched those of the Term Loan at inception and through June 30, 2013. Therefore, changes in the fair value of the swap arrangement are included in AOCI until the associated underlying exposure impacts our earnings.

CHICAGO BRIDGE & IRON COMPANY N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For those contracts designated as cash flow hedges, we document all relationships between the derivative instruments and associated hedged items, as well as our risk management objectives and strategy for undertaking hedge transactions. This process includes linking all derivatives to specific firm commitments or highly probable forecasted transactions. We continually assess, at inception and on an on-going basis, the effectiveness of derivative instruments in offsetting changes in the cash flow of the designated hedged items. Hedge accounting designation is discontinued when (1) it is determined that the derivative is no longer highly effective in offsetting changes in the cash flow of the hedged item, including firm commitments or forecasted transactions, (2) the derivative is sold, terminated, exercised, or expires, (3) it is no longer probable that the forecasted transaction will occur, or (4) we determine that designating the derivative as a hedging instrument is no longer appropriate. See Note 10 for additional discussion of our financial instruments.
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
We provide income tax and associated interest reserves, where applicable, in situations where we have and have not received tax assessments. Tax and associated interest reserves are provided in those instances where we consider it more likely than not that additional tax will be due in excess of amounts reflected in income tax returns filed worldwide. At June 30, 2013, our reserves totaled approximately $11,900, including $6,200 associated with the Shaw Acquisition. If these income tax reserves are ultimately unnecessary, approximately $8,700 would impact the effective tax rate as we are contractually indemnified for the remaining balances. At December 31, 2012, our reserves totaled approximately $5,200. As a matter of standard policy, we continually review our exposure to additional income tax obligations and as further information is known or events occur, changes in our tax and interest reserves may be recorded within income tax expense and interest expense, respectively.

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
If at any time a venture qualifies as a VIE, we are required to perform a qualitative assessment to determine whether we are the primary beneficiary of the VIE and therefore, need to consolidate the VIE. We are the primary beneficiary if we have (1) the power to direct the economically significant activities of the VIE and (2) the right to receive benefits from, and obligation to absorb losses of, the VIE. If the venture is a VIE and we are the primary beneficiary, or we otherwise have the ability to control the venture, we consolidate the venture. If we are not determined to be the primary beneficiary of the VIE, or only have the ability to significantly influence, rather than control the venture, we do not consolidate the venture. We account for unconsolidated ventures using the equity method or proportionate consolidation. At June 30, 2013 and December 31, 2012, we had no material proportionately consolidated ventures. See Note 7 for additional discussion of our material partnering arrangements.
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
3. EARNINGS PER SHARE
A reconciliation of weighted average basic shares outstanding to weighted average diluted shares outstanding and the computation of basic and diluted EPS are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income attributable to CB&I	$106,043	$72,320	$139,651	$131,807
Weighted average shares outstanding—basic (1)	107,056	96,401	104,444	96,829
Effect of restricted shares/performance shares/stock options (2)	1,265	1,162	1,448	1,544
Effect of directors’ deferred-fee shares	71	69	71	69
Weighted average shares outstanding—diluted	108,392	97,632	105,963	98,442
Net income attributable to CB&I per share:
Basic	$0.99	$0.75	$1.34	$1.36
Diluted	$0.98	$0.74	$1.32	$1.34

(1) 2013 includes the impact of 8,893 shares issued in connection with the Shaw Acquisition
(2) Antidilutive options excluded from EPS	187	165	155	165
4. ACQUISITIONS
Shaw Acquisition
General—On July 30, 2012, we entered into a definitive agreement (the "Acquisition Agreement") to acquire Shaw, whose operations include engineering, procurement, construction, maintenance, fabrication, modularization, consulting, remediation, and program management services for electric utilities, independent and merchant power producers, government agencies, multinational and national oil companies, and industrial companies. On February 13, 2013 (the “Acquisition Closing Date”), we completed the Shaw Acquisition for a gross purchase price of $3,340,070, comprised of $2,851,260 in cash consideration and $488,810 in equity consideration. The cash consideration was funded using $1,051,260 from existing cash balances of CB&I and Shaw on the Acquisition Closing Date, and the remainder was funded using debt financing, as further described in Note 9. Shaw’s unrestricted cash balance on the Acquisition Closing Date totaled $1,137,927, and accordingly, the cash portion of our purchase price, net of cash acquired, was $1,713,333 and our total purchase price, net of cash acquired, was $2,202,143.

At the Acquisition Closing Date, each issued and outstanding share of Shaw common stock, no par value, (other than any dissenting shares, treasury shares, or shares held by Shaw, CB&I or their respective subsidiaries) was canceled and extinguished and converted into the right to receive (i) $41.00 in cash and (ii) an amount of cash in Euros equal to the par value of 0.12883 shares of CB&I common stock, which cash was not actually paid, but was instead converted automatically into 0.12883 shares of CB&I common stock (the “Acquisition Consideration”). Stock-settled and cash-settled equity-based awards relating to shares of Shaw’s common stock were either canceled and converted into the right to receive the Acquisition Consideration (or the cash value thereof) or were converted into comparable CB&I awards on generally the same terms and conditions as prior to the Acquisition Closing Date. On the Acquisition Closing Date, we issued 8,893 shares of CB&I common stock and converted an equivalent of 1,362 shares into CB&I stock-settled equity-based awards. An equivalent of 473 shares of CB&I cash-settled equity-based awards were converted and recognized as a liability on our initial balance sheet within accrued and other non-current liabilities.
From the Acquisition Closing Date through June 30, 2013, revenue and income from operations associated with the Shaw Acquisition (excluding acquisition-related costs and including intangibles amortization) totaled approximately $1,723,400 and $80,100, respectively. Additionally, in connection with the Shaw Acquisition, during the three months ended June 30, 2013, we incurred approximately $19,200 and $10,000 of financing and acquisition-related costs, respectively, and during the six months

CHICAGO BRIDGE & IRON COMPANY N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended June 30, 2013, we incurred approximately $39,100 and $71,200 of financing and acquisition-related costs, respectively. Financing-related costs were recognized in interest expense on our Statement of Operations and included approximately $8,500 of interest and fees incurred prior to the Acquisition Closing Date, and approximately $2,000 of interest related to one-time commitments satisfied during the first quarter of 2013 (see Note 9 for further discussion). Acquisition-related costs primarily included transaction costs and change-in-control and severance-related costs.
Preliminary Purchase Price Allocation—The aggregate purchase price noted above was allocated to the major categories of assets and liabilities acquired based upon their estimated fair values at the Acquisition Closing Date, which were based, in part, upon outside preliminary appraisals for certain assets, including specifically-identified intangible assets and property and equipment. The excess of the purchase price over the preliminary estimated fair value of the net tangible and identifiable intangible assets acquired totaling $2,446,701, was recorded as goodwill.
The following table summarizes our preliminary purchase price allocation at the Acquisition Closing Date:

Net tangible assets:
Unrestricted cash	$1,137,927
Inventory	272,192
Other current assets	504,039
Property and equipment	536,563
Other non-current assets	76,258
Deferred income taxes, net (1)	278,323
Westinghouse obligations, net (2)	(44,793)
Contracts in progress, net (3)	(1,121,164)
Accounts payable	(535,488)
Other current liabilities	(468,327)
Other non-current liabilities	(154,261)
Total net tangible assets	481,269
Intangible assets (4):
Backlog and customer relationships	280,800
Tradenames	121,000
Other	10,300
Total intangible assets	412,100
Goodwill (5)	2,446,701
Total purchase price	3,340,070
Unrestricted cash acquired	(1,137,927)
Total purchase price, net of unrestricted cash acquired	$2,202,143

(1)
Deferred Income Taxes—Deferred income taxes represent deferred taxes recorded in connection with our preliminary purchase price allocation and include $431,037 of deferred tax assets and $152,714 of deferred tax liabilities.

(2)
Westinghouse Obligations—Westinghouse obligations represent the net obligation we acquired associated with Shaw’s investment in Westinghouse and includes $1,380,086 of bond obligations less $1,335,293 of acquired restricted cash that was used to settle a portion of the bond obligation. See Note 9 for further discussion.

(3)
Contracts in Progress—Included in contracts in progress is a fair value adjustment of approximately $364,000 associated with acquired long-term contracts that were less than fair value at the Acquisition Closing Date. This fair value adjustment will be included in revenue on a POC basis as the applicable projects progress over approximately five to six years.

(4)
Intangible Assets—Acquired intangible assets totaling $412,100 primarily consist of backlog, customer relationships and tradenames. Backlog and customer relationships represent the fair value of existing contracts and the underlying customer relationships, have estimated lives ranging from 2 to 20 years, and are amortized over a weighted average life of 6 years. The fair value of acquired tradenames have estimated lives of 10 years and are amortized over a weighted average life of 3 years. Other intangible assets primarily consist of the fair value of technologies, have estimated lives of 15 years and are amortized over a weighted average life of 5 years. The amortization lives and timing of amortization for all the acquired intangible assets are based on the estimated periods over which the economic benefits are

CHICAGO BRIDGE & IRON COMPANY N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

anticipated to be realized. For the six months ended June 30, 2013, amortization for these intangible assets totaled approximately $16,500.

(5)
Goodwill—Goodwill represents the excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets. The factors contributing to our goodwill balance include the acquired established workforce and estimated future cost savings and revenue synergies associated with our combined operations. Given the proximity of the Acquisition Closing Date to the reporting date of June 30, 2013, the allocation of goodwill for each of our operating groups is in process, and therefore, has not been presented. Of the $2,446,701 of estimated total goodwill recorded in conjunction with the Shaw Acquisition, approximately $44,200 is deductible for tax purposes.

The purchase price allocation and related amortization periods are based upon preliminary information and are subject to change when additional information concerning final asset and liability valuations is obtained. We have not completed our final assessment of the fair value of purchased intangible assets, property and equipment, inventory, tax balances, contingent liabilities, long-term leases or acquired contracts. Our final purchase price allocation may result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill. Significant changes in our preliminary purchase price allocation since our initial estimate reported in the first quarter 2013 were primarily related to increases in the estimated fair value of machinery and equipment.
Supplemental Pro Forma Financial Information (Unaudited)—The following unaudited pro forma condensed combined financial information (“the pro forma financial information”) gives effect to the acquisition of Shaw by CB&I, accounted for as a business combination using the purchase method of accounting. CB&I’s fiscal year ends on December 31, while Shaw’s ended on August 31, prior to the Acquisition. To give effect to the Shaw Acquisition for pro forma financial information purposes, Shaw’s historical results were brought to within one month of CB&I’s interim results for the three and six month periods ended June 30, 2012, and included the three and six month periods ended May 31, 2012. The pro forma financial information reflects the Shaw Acquisition and related events as if they occurred on January 1, 2012, and gives effect to pro forma events that are: directly attributable to the Acquisition, factually supportable, and expected to have a continuing impact on the combined results of CB&I and Shaw following the Acquisition. The pro forma financial information includes adjustments to: (1) exclude transaction costs and change-in-control and severance-related costs that were included in CB&I and Shaw’s historical results and are not expected to be recurring; (2) exclude the results of portions of the Shaw business that were not acquired by CB&I or are not expected to have a continuing impact; (3) include additional intangibles amortization and net interest expense associated with the Shaw Acquisition; and (4) include the pro forma results of Shaw from January 1, 2013 through the Acquisition Closing Date for the six month period ended June 30, 2013. This pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the pro forma events taken place on the dates indicated. Further, the pro forma financial information does not purport to project the future operating results of the combined company following the Acquisition.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Pro forma revenue	$2,850,791	$2,707,297	$5,595,590	$5,251,300
Pro forma net income attributable to CB&I	$112,316	$68,469	$199,683	$138,934
Pro forma net income attributable to CB&I per share:
Basic	$1.05	$0.65	$1.87	$1.31
Diluted	$1.04	$0.64	$1.85	$1.29

Other Acquisitions

In May 2013, we acquired a coal gasification technology ("E-Gas") for cash consideration of approximately $60,800, of which $53,000 was paid in the current quarter and the remainder will be paid in the third quarter 2013.

5. INVENTORY
The components of inventory at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012
Raw materials	$178,579	$11,870
Work in process	41,220	1,360
Finished goods	98,421	19,089
Total	$318,220	$32,319

6. GOODWILL AND OTHER INTANGIBLES
Goodwill—At June 30, 2013 and December 31, 2012, our goodwill balances were $3,365,880 and $926,711, respectively, attributable to the excess of the purchase price over the fair value of net assets acquired in connection with our acquisitions:

Balance at December 31, 2012	$926,711
Shaw Acquisition (Note 4)	2,446,701
Foreign currency translation	(4,721)
Amortization of tax goodwill in excess of book goodwill	(2,811)
Balance at June 30, 2013	$3,365,880
During the six months ended June 30, 2013, no indicators of goodwill impairment were identified and therefore no goodwill impairment charge was recorded. There can be no assurance that our future goodwill impairment analyses will not result in charges to earnings.
Other Intangible Assets—The following table provides a summary of our acquired finite-lived intangible assets at June 30, 2013 and December 31, 2012, including weighted-average useful lives for each major intangible asset class and in total:

	June 30, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets (weighted average life)
Backlog and customer relationships (6 years)	$280,800	$(11,678)	$—	$—
Process technologies (15 years)	298,530	(79,270)	228,304	(71,391)
Tradenames (4 years)	131,369	(7,464)	10,417	(2,659)
Lease agreements (6 years)	7,306	(6,864)	7,409	(6,599)
Non-compete agreements (7 years)	2,902	(2,290)	2,929	(2,102)
Total (9 years) (1)	$720,907	$(107,566)	$249,059	$(82,751)

(1)
The increase in intangibles during the six months ended June 30, 2013 relates to approximately $412,100 of intangibles acquired in connection with the Shaw Acquisition and approximately $60,800 acquired in connection with our acquisition of E-Gas (both as further discussed in Note 4), partially offset by amortization expense and currency translation. The E-Gas intangibles were primarily comprised of process technologies that will be amortized on a straight-line basis over a fifteen year period. Amortization expense for our intangibles existing at June 30, 2013 is anticipated to be approximately $57,500, $77,500, $67,500, $60,100 and $48,800 for 2013, 2014, 2015, 2016 and 2017, respectively.

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

•
NET Power LLC (“NET Power”)—We have a commitment to invest up to $50,400 in cash and in-kind services in NET Power, a technology venture between CB&I and various other parties, formed for the purpose of developing a new fossil fuel-based power generation technology that is intended to produce cost-effective power with little-to-no carbon dioxide emissions. Our investment funding is contingent upon demonstration of various levels of feasibility of the NET Power technology and could result in up to a 50% interest in NET Power and provide for the exclusive right to engineer, procure and construct NET Power plants. At June 30, 2013, we had cumulatively invested cash and in-kind services of approximately $1,600 and had an approximate 10% interest in NET Power. These cash and in-kind contributions have been expensed within our equity earnings.

We have no other material unconsolidated ventures.
Consolidated Ventures—The following is a summary description of the material ventures we consolidate due to their designation as VIEs for which we are the primary beneficiary:

•
CB&I/Kentz—We have a venture with Kentz (CB&I—65%, Kentz—35%) to perform the structural, mechanical, piping, electrical and instrumentation work on, and to provide commissioning support for, three Liquefied Natural Gas (“LNG”) trains, including associated utilities and a domestic gas processing and compression plant, for the Gorgon LNG project, located on Barrow Island, Australia. The project value is approximately $3,600,000.

•
CB&I/Clough—We have a venture with Clough (CB&I—65%, Clough—35%) to perform the EPC work for a gas conditioning plant, nearby wellheads, and associated piping and infrastructure for the Papua New Guinea LNG project, located in the Southern Highlands of Papua New Guinea. The project value is approximately $2,100,000.

•
CB&I/AREVA—We have a venture with AREVA (CB&I—70%, AREVA—30%) to design, license and construct a multi-billion dollar mixed oxide fuel fabrication facility in Aiken, South Carolina, which will be used to convert weapons-grade plutonium into fuel for nuclear power plants for the U.S. Department of Energy.

CHICAGO BRIDGE & IRON COMPANY N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All other ventures that we consolidate due to their designation as VIEs are not individually material and are therefore aggregated as "All Other" in the table below. The following table presents summarized balance sheet information for our consolidated VIEs:

	June 30, 2013	December 31, 2012
CB&I/Kentz
Current assets	$131,132	$82,421
Current liabilities	$76,246	$39,276
CB&I/Clough
Current assets	$154,244	$145,666
Current liabilities	$93,428	$79,523
CB&I/AREVA (1)
Current assets	$118,022	$—
Current liabilities	$106,279	$—
All Other
Current assets	$93,844	$24,536
Non-current assets	50,140	—
Total assets	$143,984	$24,536
Current liabilities	$59,026	$28,339

(1) The CB&I/AREVA asset and liability values are based upon preliminary information and are subject to change upon finalization of our fair value assessment of the Shaw Acquisition (see Note 4).
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
8. FACILITY REALIGNMENT AND CHANGE-IN-CONTROL LIABILITIES
At June 30, 2013 and December 31, 2012, we had a facility realignment liability related to the recognition of future operating lease expense for unutilized facility capacity where we remain contractually obligated to a lessor. The liability was recognized within accrued liabilities and other non-current liabilities, as applicable, based upon the anticipated timing of payment. At June 30, 2013, we also had change-in-control obligations of $37,000 associated with the Shaw Acquisition recognized in accrued liabilities that are anticipated to be paid in the third quarter 2013. The following table summarizes the movements in the liabilities during the six months ended June 30, 2013:

Balance at December 31, 2012	$12,752
Charges	—
Shaw Acquisition-related obligations	37,000
Cash payments	(5,767)
Foreign exchange and other	(25)
Balance at June 30, 2013	$43,960

CHICAGO BRIDGE & IRON COMPANY N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. DEBT
Our outstanding debt at June 30, 2013 and December 31, 2012 was as follows:

	June 30, 2013	December 31, 2012
Current
Westinghouse bonds	$—	$—
Revolving facility debt	269,000	—
Current maturities of term loan	87,500	—
Current debt	$356,500	$—
Long-Term
Term Loan: $1,000,000 term loan (interest at LIBOR plus an applicable floating margin)	962,500	—
Senior Notes, $800,000 senior notes, series A-D (fixed interest ranging from 4.15% to 5.30%)	800,000	800,000
Less: current maturities of term loan	(87,500)	—
Long-term debt	$1,675,000	$800,000
Westinghouse Bonds—In 2006, Shaw purchased a 20% equity interest in Westinghouse Electric Company (“WEC”), the majority-owner of which is Toshiba Corporation (“Toshiba”). Shaw’s total cost of the equity investment was approximately $1,100,000, which was financed through the Japanese private placement market by issuing 128,980,000 Japanese Yen (“JPY”) (equivalent to approximately $1,100,000 at the time of issuance) limited recourse bonds (the “Westinghouse Bonds”). In conjunction with Shaw’s investment in Westinghouse, Shaw also entered into JPY-denominated put option agreements (the “Put Option”) that provided Shaw an option to sell its investment in Westinghouse to Toshiba for 96.7% of the original investment value (approximately 124,724,000 JPY or approximately $1,064,000). In October 2012, Shaw exercised the Put Option, which required Toshiba to fund approximately 124,724,000 JPY (approximately $1,309,000) into a JPY-denominated trust account for purposes of repaying the Westinghouse Bonds on their maturity date of March 15, 2013. The trust account was funded by Toshiba on January 4, 2013. On March 15, 2013, the Westinghouse Bond holders were repaid from proceeds of the trust account and a payment by CB&I for the remaining 3.3% shortfall of the principal amount (approximately 4,256,000 JPY or $44,800). The Westinghouse Bonds, and the associated cash funded by Toshiba into the trust account, were included in Shaw’s Acquisition Closing Date balance sheet. See Note 4 for further discussion of the preliminary purchase price allocation associated with the Shaw Acquisition.
Revolving Facilities—We have a four-year, $1,100,000, committed and unsecured revolving credit facility (the “Revolving Facility”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, and Bank of America, N.A. (“BofA”), as syndication agent, which expires in July 2014. The Revolving Facility was amended effective December 21, 2012 to allow for the Shaw Acquisition and related financing as further described below. The Revolving Facility, as amended, has a borrowing sublimit of $550,000 and certain financial covenants, including a temporary maximum leverage ratio of 3.25 beginning at the Acquisition Closing Date, with such maximum declining to its previous level of 2.50 within six quarters of the Acquisition Closing Date, a minimum fixed charge coverage ratio of 1.75 and a minimum net worth level calculated as $1,447,052 at June 30, 2013. The Revolving Facility also includes customary restrictions regarding subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, and mergers and acquisitions, as well as a trailing twelve-month limitation of $300,000 for dividend payments and share repurchases (subject to certain financial covenants), among other restrictions. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. The interest, letter of credit fee, and commitment fee percentages are based upon our quarterly leverage ratio. In the event we borrow funds under the facility, interest is assessed at either prime plus an applicable floating margin, or LIBOR plus an applicable floating margin. At June 30, 2013, we had no outstanding borrowings under the facility, but had $259,029 of outstanding letters of credit, providing $840,971 of available capacity. Such letters of credit are generally issued to customers in the ordinary course of business to support advance payments and performance guarantees, in lieu of retention on our contracts, or in certain cases, are issued in support of our insurance program. During the six months ended June 30, 2013, our maximum outstanding borrowings under the facility were $70,000.
We also have a five-year, $650,000, committed and unsecured revolving credit facility (the “Second Revolving Facility”) with BofA, as administrative agent, and Credit Agricole Corporate and Investment Bank (“Credit Agricole”), as syndication agent, which expires in February 2018. The Second Revolving Facility supplements our Revolving Facility, has a $487,500

CHICAGO BRIDGE & IRON COMPANY N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

borrowing sublimit and financial and restrictive covenants similar to those noted above for the Revolving Facility. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. The interest, letter of credit fee, and commitment fee percentages are based upon our quarterly leverage ratio. In the event we borrow funds under the facility, interest is assessed at either prime plus an applicable floating margin, or LIBOR plus an applicable floating margin. At June 30, 2013, we had $269,000 of outstanding borrowings and $200,767 of outstanding letters of credit under the facility (including $107,468 to replace Shaw’s previous credit facilities), providing $180,233 of available capacity. During the six months ended June 30, 2013, our maximum outstanding borrowings under the facility were $427,000.

Term Loan—We have $962,500 remaining on our four-year, $1,000,000 unsecured Term Loan with BofA as administrative agent, which was used to fund a portion of the Shaw Acquisition on the Acquisition Closing Date. Interest and principal under the Term Loan is payable quarterly in arrears and bears interest at LIBOR plus an applicable floating margin. However, we entered into an interest rate swap on February 28, 2013 to hedge against $505,000 of the $1,000,000 Term Loan, which resulted in a weighted average interest rate of approximately 2.46% during the six months ended June 30, 2013, inclusive of the applicable floating margin of 2.0%. Annual maturities for the Term Loan are $75,000, $100,000, $100,000, $150,000 and $575,000 in 2013, 2014, 2015, 2016 and 2017, respectively. The Term Loan has financial and restrictive covenants similar to those noted above for the Revolving Facility.
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
Uncommitted Facilities—We also have various short-term, uncommitted revolving credit facilities (the “Uncommitted Facilities”) across several geographic regions of approximately $1,912,651. These facilities are generally used to provide letters of credit or bank guarantees to customers to support advance payments and performance guarantees in the ordinary course of business or in lieu of retention on our contracts. At June 30, 2013, we had $748,607 of outstanding letters of credit under these facilities (including $101,156 to replace Shaw’s previous credit facilities), providing $1,164,044 of available capacity. In addition to providing letters of credit or bank guarantees, we also issue surety bonds in the ordinary course of business to support our contract performance.
Compliance and Other—At June 30, 2013, we were in compliance with all of our restrictive and financial covenants. Capitalized interest was insignificant at June 30, 2013 and December 31, 2012.
10. FINANCIAL INSTRUMENTS
Foreign Currency Exchange Rate Derivatives
Operating Exposures—At June 30, 2013, the notional value of our outstanding forward contracts to hedge certain foreign exchange-related operating exposures was approximately $156,700. These contracts vary in duration, maturing up to three years from period-end. We designate certain of these hedges as cash flow hedges and accordingly, changes in their fair value are recognized in AOCI until the associated underlying operating exposure impacts our earnings. We exclude forward points, which are recognized as ineffectiveness within cost of revenue and are not material to our earnings, from our hedge assessment analysis.
Interest Rate Derivatives
Interest Rate Exposures—On February 28, 2013, we entered a swap arrangement to hedge against interest rate variability associated with $505,000 of our $1,000,000 Term Loan. The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Loan at inception and through June 30, 2013. Accordingly, changes in the fair value of the hedge are recognized in AOCI until the associated underlying exposure impacts our earnings.

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

•
Level 3—Fair value is based upon internally-developed models that use, as their basis, significant unobservable market parameters. We did not have any Level 3 classifications at June 30, 2013 or December 31, 2012.

The following table presents the fair value of our cash and cash equivalents, restricted cash, foreign currency exchange rate derivatives and interest rate derivatives at June 30, 2013 and December 31, 2012, respectively, by valuation hierarchy and balance sheet classification:

	June 30, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$426,609	$—	$—	$426,609	$643,395	$—	$—	$643,395
Restricted cash	—	—	—	—	800,000	—	—	800,000
Derivatives (1):
Other current assets	—	3,002	—	3,002	—	1,731	—	1,731
Other non-current assets	—	5,520	—	5,520	—	5	—	5
Total assets at fair value	$426,609	$8,522	$—	$435,131	$1,443,395	$1,736	$—	$1,445,131
Liabilities
Derivatives (1):
Accrued liabilities	$—	$(2,901)	$—	$(2,901)	$—	$(5,072)	$—	$(5,072)
Other non-current liabilities	—	(516)	—	(516)	—	(497)	—	(497)
Total liabilities at fair value	$—	$(3,417)	$—	$(3,417)	$—	$(5,569)	$—	$(5,569)

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

The carrying values of our accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. At June 30, 2013, the fair value of our Term Loan, based upon the current market rates for debt with similar credit risk and maturity, approximated its carrying value as interest is based upon LIBOR plus an applicable floating spread and is paid quarterly in arrears. Our Senior Notes are categorized within level 2 of the valuation hierarchy and had a total fair value of approximately $760,100 at June 30, 2013, based upon the current market rates for debt with similar credit risk and maturities.

CHICAGO BRIDGE & IRON COMPANY N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivatives Disclosures
Fair Value—The following table presents the total fair value by underlying risk and balance sheet classification for derivatives designated as cash flow hedges and derivatives not designated as cash flow hedges at June 30, 2013 and December 31, 2012:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Classification	June 30, 2013	December 31, 2012	Balance Sheet Classification	June 30, 2013	December 31, 2012
Derivatives designated as cash flow hedges
Interest rate	Other current and non-current assets	$5,366	$—	Accrued and other non-current liabilities	$(2,223)	$—
Foreign currency	Other current and non-current assets	1,955	628	Accrued and other non-current liabilities	(4)	(862)
		$7,321	$628		$(2,227)	$(862)
Derivatives not designated as cash flow hedges
Interest rate	Other current and non-current assets	$—	$—	Accrued and other non-current liabilities	$—	$—
Foreign currency	Other current and non-current assets	1,201	1,108	Accrued and other non-current liabilities	(1,190)	(4,707)
		$1,201	$1,108		$(1,190)	$(4,707)
Total fair value		$8,522	$1,736		$(3,417)	$(5,569)
Master Netting Arrangements—Our derivatives are executed under International Swaps and Derivatives Association MNAs, which generally allow us and our counterparties to net settle, in a single net payable or receivable, derivative obligations due on the same day, in the same currency and for the same type of derivative instrument. We have elected the option to record all derivatives on a gross basis in our Balance Sheet. The following table presents our derivative assets and liabilities at June 30, 2013 on a gross basis and a net settlement basis:

	Gross Amounts Recognized (i)	Gross Amounts Offset on the Balance Sheet (ii)	Net Amounts Presented on the Balance Sheet (iii) = (i) - (ii)	Gross Amounts Not Offset on the Balance Sheet (iv)		Net Amount (v) = (iii) - (iv)
				Financial Instruments	Cash Collateral Received
Derivatives
Assets:
Interest rate	$5,366	$—	$5,366	$—	$—	$5,366
Foreign currency	3,156	—	3,156	(113)	—	3,043
Total assets	$8,522	$—	$8,522	$(113)	$—	$8,409
Liabilities:
Interest rate	$(2,223)	$—	$(2,223)	$—	$—	$(2,223)
Foreign currency	(1,194)	—	(1,194)	113	—	(1,081)
Total liabilities	$(3,417)	$—	$(3,417)	$113	$—	$(3,304)

CHICAGO BRIDGE & IRON COMPANY N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AOCI/Other—The following table presents the total value, by underlying risk, recognized in other comprehensive income (“OCI”) and reclassified from AOCI to interest expense (interest rate derivatives) and cost of revenue (foreign currency derivatives) during the three and six months ended June 30, 2013 and June 30, 2012, for derivatives designated as cash flow hedges:

	Amount of Gain (Loss) on Effective Derivative Portion
	Recognized in OCI				Reclassified from AOCI into Earnings (1)
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Derivatives designated as cash flow hedges
Interest rate	$3,755	$11	$2,436	$(40)	$(541)	$(389)	$(707)	$(767)
Foreign currency	2,494	(435)	2,430	802	843	43	432	(882)
Total	$6,249	$(424)	$4,866	$762	$302	$(346)	$(275)	$(1,649)

(1)	Net unrealized gains totaling $707 are anticipated to be reclassified from AOCI into earnings during the next 12 months due to settlement of the associated underlying obligations.
The following table presents the total value, by underlying risk, recognized in interest expense (interest rate derivatives) and cost of revenue (foreign currency derivatives) for the three and six months ended June 30, 2013 and June 30, 2012 for derivatives not designated as cash flow hedges:

	Amount of Gain (Loss) Recognized in Earnings
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Derivatives not designated as cash flow hedges
Interest rate	$—	$—	$—	$—
Foreign currency	4,678	(1,361)	4,251	(3,215)
Total	$4,678	$(1,361)	$4,251	$(3,215)
11. RETIREMENT BENEFITS
Our 2012 Annual Report disclosed anticipated 2013 defined benefit pension and other postretirement plan contributions of approximately $16,800 and $2,900, respectively. The following table provides updated contribution information for our plans at June 30, 2013:

	Pension Plans	Other Postretirement Plans
Contributions made through June 30, 2013	$10,602	$981
Contributions expected for the remainder of 2013	6,697	1,432
Total contributions expected for 2013 (1)	$17,299	$2,413

(1)	Includes $1,072 associated with pension plans acquired in the Shaw Acquisition.

The following table provides a breakout of the components of net periodic benefit cost associated with our defined benefit pension and other postretirement plans for the three and six months ended June 30, 2013 and June 30, 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Pension Plans
Service cost	$1,626	$965	$3,271	$1,949
Interest cost	7,659	6,637	14,689	13,374
Expected return on plan assets	(7,369)	(5,947)	(13,934)	(11,977)
Amortization of prior service credits	(114)	(113)	(229)	(228)
Recognized net actuarial losses	1,114	677	2,249	1,353
Net periodic benefit cost (1)	$2,916	$2,219	$6,046	$4,471
Other Postretirement Plans
Service cost	$311	$281	$622	$562
Interest cost	516	659	1,032	1,318
Amortization of prior service credits	(67)	(67)	(134)	(134)
Recognized net actuarial gains	(129)	(70)	(258)	(140)
Net periodic benefit cost	$631	$803	$1,262	$1,606

(1)	Includes $353 and $539 of income associated with pension plans acquired in the Shaw Acquisition for the three and six months ended June 30, 2013, respectively.
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
Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Over the past several decades and through June 30, 2013, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 5,300 plaintiffs and, of those claims, approximately 1,400 claims were pending and 3,900 have been closed through dismissals or settlements. Over the past several decades and through June 30, 2013, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount of approximately one thousand dollars per claim. We review each case on its own merits and make accruals based upon the probability of loss and our estimates of the amount of liability and related expenses, if any. We do not believe that any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow, and, at June 30, 2013, we had approximately $2,500 accrued for liability and related expenses. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that we may expect to recover because of the variability in coverage amounts, limitations and deductibles, or the viability of carriers, with respect to our insurance policies for the years in question.
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
13. ACCUMULATED OTHER COMPREHENSIVE INCOME
As noted in the New Accounting Standards section of Note 2, additional AOCI disclosures are required, including (1) changes in AOCI balances by component and (2) significant items reclassified from AOCI into earnings. The following tables present changes in AOCI by component and reclassification of AOCI into earnings for the six months ended June 30, 2013:

	Six Months Ended June 30, 2013
	Currency Translation Adjustment (1)	Unrealized Fair Value Of Cash Flow Hedges	Defined Benefit Pension and Other Postretirement Plans	Total
Balance at December 31, 2012	$(21,843)	$296	$(79,485)	$(101,032)
OCI before reclassifications	(30,578)	4,939	3,382	(22,257)
Amounts reclassified from AOCI	—	368	1,590	1,958
Net OCI	(30,578)	5,307	4,972	(20,299)
Balance at June 30, 2013	$(52,421)	$5,603	$(74,513)	$(121,331)

(1)
The currency translation adjustment component of AOCI was impacted during the six months ended June 30, 2013 primarily by movements in the Australian Dollar, Canadian Dollar and Euro exchange rates against the U.S. Dollar.

Amounts
Reclassified
AOCI Components	From AOCI
Unrealized Fair Value Of Cash Flow Hedges (1)
Interest rate derivatives (interest expense)	$707
Foreign currency derivatives (cost of revenue)	(432)
Total, before taxes	$275
Taxes	93
Total, net of taxes	$368
Defined Benefit Pension and Other Postretirement Plans (2)
Amortization of prior service costs/credits	$(363)
Recognized net actuarial gains/losses	1,991
Total, before taxes	$1,628
Taxes	(38)
Total, net of taxes	$1,590

(1)	See Note 10 for further discussion of our cash flow hedges, including the total value reclassified from AOCI to earnings.

(2)	See Note 11 for further discussion of our defined benefit pension and other postretirement plans, including the components of net periodic benefit cost.

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
Shaw Acquisition—As discussed in Note 4, at the Acquisition Closing Date, unvested and unexercised stock-settled equity-based awards (including stock options and restricted shares), and cash-settled equity-based awards (including restricted stock units (“RSUs”) and stock appreciation rights (“SARs”)), relating to shares of Shaw’s common stock were either canceled and converted into the right to receive the Acquisition Consideration (or the cash value thereof) or were converted into comparable CB&I stock-settled or cash-settled equity-based awards with generally the same terms and conditions as prior to the Acquisition Closing Date. In conjunction with the Shaw Acquisition we converted Shaw’s stock-settled and cash-settled equity-based awards to the following equivalent CB&I awards:

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

Stock-Settled and Cash-Settled Equity-Based Plans—During the six months ended June 30, 2013, we granted the following shares associated with our equity-based incentive plans:

	Shares (1)	Weighted Average Grant-Date Fair Value Per Share
Restricted shares	437	$53.70
Performance shares	366	$57.40
Total	803

CHICAGO BRIDGE & IRON COMPANY N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	No stock options were granted during the six months ended June 30, 2013.
Our cash-settled equity-based awards only relate to the aforementioned unvested Shaw awards existing at the Acquisition Closing Date that were replaced with CB&I equivalent awards. We had no additional cash-settled equity-based grants during the six months ended June 30, 2013.

During the six months ended June 30, 2013, we had the following activity associated with our equity-based incentive plans and employee stock purchase plan (“ESPP”):

Equity-Based Awards (stock-settled)
Performance shares (issued upon vesting)	667
Restricted shares (issued upon vesting) (1)	783
Stock options (issued upon exercise)	651
ESPP shares (issued upon sale)	102
Total Shares Issued	2,203

Equity-Based Awards (cash-settled)
Cash-settled RSUs (paid upon vesting)	$1,742
Cash-settled SARs (paid upon exercise)	439
Total Cash Payments	$2,181

(1)	Includes 301 shares that were previously transferred to a rabbi trust upon grant and reported as stock held in trust on our Balance Sheet.
During the three months ended June 30, 2013 and 2012, we recognized $7,812 and $6,099, respectively, of stock-based compensation expense, and during the six months ended June 30, 2013 and 2012, we recognized $40,322 and $28,439, respectively, of stock-based compensation expense, primarily within selling, general and administrative costs. In addition, we recognized $10,222 of expense primarily in the first quarter of 2013 as a result of accelerated vesting for terminated employees associated with the Shaw Acquisition. These incremental costs were recognized within acquisition-related costs on our Statement of Operations. For additional information related to our equity-based incentive plans, see Note 14 to our 2012 Annual Report.
Share Repurchases—During the six months ended June 30, 2013, we repurchased 451 shares for $24,030 (an average price of $53.26), for taxes withheld on taxable share distributions.
15. UNAPPROVED CHANGE ORDERS AND CLAIMS
We recognize revenue associated with unapproved change orders and claims to the extent the related costs have been incurred, recovery is probable and the value can be reliably estimated. The following table summarizes information related to our significant unapproved change orders and claims with our customers (for which we have adjusted project price) at June 30, 2013 and December 31, 2012:

Six Months Ended
June 30, 2013
Amounts included in project price—December 31, 2012	$47,100
Amounts acquired in the Shaw Acquisition	464,600
Increase in project price, net	9,200
Amounts included in project price—June 30, 2013	$520,900

Revenue recorded on a POC basis during the six months ended June 30, 2013	$31,200
Revenue recorded on a POC basis cumulatively through June 30, 2013 (1)	$73,600

(1)	The cumulative amount recognized on a POC basis through June 30, 2013 excludes $98,800 that was recognized prior to the Shaw Acquisition and was recorded in the Acquisition Closing Date balance sheet.

CHICAGO BRIDGE & IRON COMPANY N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have consortium agreements (the “Consortium Agreements”) with WEC under which we have contracted with two separate customers (the “Customer Contracts”) for the construction of two nuclear power plants in Georgia (the “Georgia Nuclear Project”) and South Carolina (the “SC Nuclear Project”) (collectively, the “Nuclear Projects”). The Nuclear Projects are reflected within our Engineering, Construction and Maintenance operating group. Under the scope of work provided in each of the Consortium Agreements, WEC is primarily responsible for engineering and procurement activities associated with the nuclear island component of the Nuclear Projects, while we are responsible for engineering and procurement for the balance of plant and substantially all of the construction activities for the Nuclear Projects. The Customer Contracts provide WEC and us contractual entitlement (“Customer Obligation”) for recovery of certain estimated costs in excess of contractually stipulated amounts. In addition to the aforementioned protections for us under the Customer Contracts, the Consortium Agreements also provide contractual entitlement for us to recover from WEC (“WEC Obligation”) certain estimated costs in excess of contractually stipulated amounts, to the extent not recoverable from our customers related to the Customer Obligation.
The table above includes approximately $467,400 of unapproved change orders and claims with our customer for the Georgia Nuclear Project. The unapproved change orders and claims are for amounts we believe are due related to the Customer Obligation and claim amounts resulting from increased engineering, equipment supply, material and fabrication and construction costs resulting from regulatory-required design changes and delays in our customer’s obtaining combined operating licenses (“COLs”) for the project. Specifically, we have entered into a formal dispute resolution process on certain claims associated with backfill activities, the shield building, large structural modules and COL issuance delays. Although we have not reached resolution with our customer for the aforementioned matters, at June 30, 2013, we had received cumulative payments from our customer totaling $125,800 related to the unapproved change order and claim amounts.

The table above excludes amounts included in project price that we believe are contractually recoverable under the WEC Obligation for the Nuclear Projects even when we are seeking recovery from the customers. At June 30, 2013, the amounts included in project price for our estimated recoveries under the WEC Obligation for the Nuclear Projects were approximately $348,600. Cumulative revenue recognized on a POC basis through June 30, 2013 was approximately $10,100. In addition, approximately $74,100 was recognized as revenue prior to the Shaw Acquisition and was recorded in the Acquisition Closing Date balance sheet. The amounts recoverable from WEC will reduce to the extent we are successful in recovering amounts from our customers related to the Customer Obligation.
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
In addition to the aforementioned unapproved change orders and claims for the Georgia Nuclear Project, the table above includes additional unapproved change orders and claims totaling approximately $53,500 related to other projects within our Engineering, Construction and Maintenance and Fabrication Services operating groups.
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
Engineering, Construction and Maintenance. Engineering, Construction and Maintenance provides engineering, procurement, and construction for major energy infrastructure facilities, as well as comprehensive and integrated maintenance services, and includes our former Project Engineering and Construction segment and Shaw’s former Power and Plant Services segments. Revenue of approximately $48,500 and $77,000, and income from operations of approximately $2,200 and $4,800, for the three and six months ended June 30, 2012, respectively, for our large mechanical erection project in the Asia Pacific region was previously reported within our former Steel Plate Structures segment (currently within our Fabrication Services operating group) in the prior year and has been reclassified to our Engineering, Construction and Maintenance operating group to conform to its classification in the current year.
Fabrication Services. Fabrication Services provides fabrication of piping systems, process and nuclear modules, and fabrication and erection of steel plate storage tanks and pressure vessels for the oil and gas, water and wastewater, mining and

CHICAGO BRIDGE & IRON COMPANY N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

power generation industries, and includes our former Steel Plate Structures segment and Shaw’s former Fabrication and Manufacturing segment. As discussed above, the results of our large mechanical erection project in the Asia Pacific region was previously reported within our former Steel Plate Structures segment in the prior year and has been reclassified to our Engineering, Construction and Maintenance operating group to conform to its classification in the current year.
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
Our Chief Executive Officer evaluates the performance of these operating groups based upon revenue and income from operations. Each operating group’s income from operations reflects corporate costs, allocated based primarily upon revenue. Intersegment revenue is netted against the revenue of the segment receiving the intersegment services. For the three and six months ended June 30, 2013, intersegment revenue totaled approximately $56,600 and $82,300, respectively, and primarily related to services provided by our Fabrication Services operating group to our Engineering, Construction and Maintenance operating group. Intersegment revenue for the comparable prior year period was not significant.

The following table presents total revenue and income from operations by reporting segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue
Engineering, Construction and Maintenance	$1,660,979	$759,817	$3,091,114	$1,469,598
Fabrication Services	675,471	451,062	1,170,519	842,495
Technology	161,300	88,650	312,782	188,703
Government Solutions	353,041	—	527,805	—
Total revenue	$2,850,791	$1,299,529	$5,102,220	$2,500,796
Income From Operations
Engineering, Construction and Maintenance	$81,473	$36,035	$144,685	$63,455
Fabrication Services	66,895	46,388	111,919	82,174
Technology	36,364	22,216	71,906	44,815
Government Solutions	10,664	—	14,656	—
Total operating groups	$195,396	$104,639	$343,166	$190,444
Acquisition-related costs	(9,964)	(1,500)	(71,220)	(1,500)
Total income from operations	$185,432	$103,139	$271,946	$188,944

CHICAGO BRIDGE & IRON COMPANY N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In conjunction with the Shaw Acquisition, our total assets increased significantly from December 31, 2012 to June 30, 2013. The distribution of our total assets as of each date was as follows:

	June 30, 2013	December 31, 2012
Assets
Engineering, Construction and Maintenance	$1,950,663	$1,478,678
Fabrication Services	1,596,847	1,131,947
Technology	526,765	626,031
Government Solutions	625,215	—
Total tangible assets	$4,699,490	$3,236,656
Goodwill	3,365,880	926,711
Other intangible assets, net	613,341	166,308
Total assets	$8,678,711	$4,329,675

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
OVERVIEW
We provide a wide range of services including conceptual design, technology, engineering, procurement, fabrication, modularization, construction, commissioning, maintenance, program management and environmental services to customers in the energy infrastructure market throughout the world and are a provider of diversified government services. In conjunction with the Shaw Acquisition on February 13, 2013, beginning in the first quarter of 2013, our reporting segments are comprised of our four operating groups: Engineering, Construction and Maintenance; Fabrication Services; Technology; and Government Solutions. For comparative purposes only, the impact of the acquired Shaw operations are presented separately within the operating group discussions below.
We continue to be broadly diversified across the global energy infrastructure market. Our geographic diversity is illustrated by approximately 55% of our 2013 year-to-date revenue coming from projects outside the U.S. and approximately 35% of our June 30, 2013 backlog being comprised of projects outside the U.S. The geographic mix of our revenue will evolve consistent with changes in our backlog mix, as well as shifts in future global energy demand. Our diversity in energy infrastructure end-markets ranges from upstream activities such as offshore oil and gas and onshore oil sands projects, to downstream activities such as gas processing, LNG, refining, and petrochemicals, to fossil and nuclear-based power plants. Planned investments across the natural gas value chain, specifically LNG and gas processing, remain strong. Global investments in power, offshore and petrochemical facilities are expected to continue at robust levels, as are investments in various types of facilities which require storage structures and pre-fabricated pipe.
Our long-term contracts are awarded on a competitive bid and negotiated basis using a range of contracting options, including cost-reimbursable, fixed-price and hybrid, which has both cost-reimbursable and fixed-price characteristics. Under cost-reimbursable contracts, we generally perform our services in exchange for a price that consists of reimbursement of all customer-approved costs and a profit component, which is typically a fixed rate per hour, an overall fixed fee or a percentage of total reimbursable costs. Under fixed-price contracts, we perform our services and execute our projects at an established price. The timing of our revenue recognition may be impacted by the contracting structure of our contracts. Cost-reimbursable contracts, or hybrid contracts with a more significant cost-reimbursable component, generally provide our customers with greater influence over the timing of when we perform our work, and accordingly, such contracts often result in less predictability with respect to the timing of our revenue. Fixed-price and hybrid contracts tend to provide us with greater control over project schedule and the timing of when work is performed and costs are incurred, and accordingly, when revenue is recognized. Our shorter term contracts and services are generally provided on a cost-reimbursable, fixed-price or unit price basis. Our June 30, 2013 backlog distribution by contracting type is described below within our operating group discussion.
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
Engineering, Construction and Maintenance – Our Engineering, Construction and Maintenance operating group provides engineering, procurement, and construction for major energy infrastructure facilities, as well as comprehensive and integrated maintenance services. This segment includes our Oil and Gas business unit (formerly our Project Engineering and Construction segment) and Shaw’s former Power and Plant Services segments. The backlog and operating results of our large LNG mechanical erection project in the Asia Pacific region that was previously reported within our former Steel Plate Structures segment (currently within our Fabrication Services operating group) are now reported within our Engineering, Construction and

Maintenance operating group to align with our current operating structure. Prior year information has been reclassified to conform to the current year classification.
Our Engineering, Construction and Maintenance operating group comprised $18.1 billion (74%) of our consolidated June 30, 2013 backlog. Backlog for the acquired Shaw Power and Plant Services business units (collectively “Power”) totaled $11.4 billion at June 30, 2013. The Engineering, Construction and Maintenance operating group backlog composition at June 30, 2013 was approximately 55% nuclear power, 15% LNG, 10% refining, 5% gas processing, 5% fossil power, 5% oil sands, and 5% petrochemical and other end markets. Our nuclear power backlog was primarily concentrated in the U.S., where we anticipate continued opportunities. Our LNG backlog was primarily concentrated in the Asia Pacific region and we anticipate significant opportunities will continue to be derived from this region, in addition to North America. The majority of our refining-related backlog was derived from South America. Our gas processing projects were primarily concentrated in the U.S. and the Asia Pacific region, where we anticipate continued strength. Our oil sands backlog was derived from Canada and we anticipate opportunities will continue from this region. Our June 30, 2013 backlog distribution by contracting type was approximately 55% fixed-price and hybrid and 45% cost-reimbursable.
Fabrication Services – Our Fabrication Services operating group provides fabrication of piping systems, process and nuclear modules, and fabrication and erection of steel plate storage tanks and pressure vessels for the oil and gas, water and wastewater, mining and power generation industries. This segment includes our former Steel Plate Structures segment and Shaw’s former Fabrication and Manufacturing segment. As discussed above, the backlog and operating results of our large LNG mechanical erection project in the Asia Pacific region that was previously reported within our former Steel Plate Structures segment are now reported in our Engineering, Construction and Maintenance operating group. Prior year information has been reclassified to conform to the current year classification.
Our Fabrication Services operating group comprised approximately $3.0 billion (12%) of our consolidated June 30, 2013 backlog. Backlog for the acquired Shaw Fabrication and Manufacturing business unit totaled $782.1 million at June 30, 2013. The Fabrication Services backlog composition by end market at June 30, 2013 was approximately 40% LNG (including low temp and cryogenic), 25% nuclear, 20% petrochemical, 5% gas processing and 10% other end markets. Our June 30, 2013 backlog distribution by contracting type was approximately 85% fixed price and hybrid, with the remainder being cost-reimbursable or unit-price based.
Technology – Our Technology operating group provides licensed process technologies, catalysts, specialized equipment and engineered products for use in petrochemical facilities, oil refineries and gas processing plants and offers process planning and project development services, and a comprehensive program of aftermarket support. This segment primarily consists of our former Lummus Technology segment and comprised $778.2 million (3%) of our consolidated June 30, 2013 backlog. Technology’s backlog excludes contracts related to our 50%-owned CLG joint venture, which we do not consolidate. CLG income is recognized as equity earnings and is generated from technology licenses, engineering services and catalysts, primarily for the refining industry. Our June 30, 2013 backlog was primarily comprised of fixed-price contracts.
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
Our Government Solutions operating group comprised approximately $2.6 billion (11%) of our consolidated June 30, 2013 backlog. The composition of the backlog by end market at June 30, 2013 was approximately 35% EPC; 25% remediation and restoration; 15% military base operations support services; 10% environmental consulting and engineering; 10% emergency response and disaster recovery; and 5% program and project management, and was primarily concentrated in the U.S. Our June 30, 2013 backlog was primarily comprised of cost-reimbursable contracts.

RESULTS OF OPERATIONS
Our new awards, revenue and income from operations by operating group are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	(In thousands)
	2013	% of Total	2012	% of Total	2013	% of Total	2012	% of Total
New Awards
Engineering, Construction and Maintenance	$1,526,014	61%	$1,350,101	74%	$2,526,464	57%	$2,505,496	71%
Fabrication Services	493,431	20%	168,167	9%	1,201,137	27%	579,090	16%
Technology	107,394	4%	311,493	17%	260,142	6%	440,536	13%
Government Solutions	386,948	15%	—	—	471,993	10%	—	—
Total new awards	$2,513,787		$1,829,761		$4,459,736		$3,525,122

		% of		% of		% of		% of
	2013	Total	2012	Total	2013	Total	2012	Total
Revenue
Engineering, Construction and Maintenance	$1,660,979	58%	$759,817	58%	$3,091,114	61%	$1,469,598	59%
Fabrication Services	675,471	24%	451,062	35%	1,170,519	23%	842,495	34%
Technology	161,300	6%	88,650	7%	312,782	6%	188,703	7%
Government Solutions	353,041	12%	—	—	527,805	10%	—	—
Total revenue	$2,850,791		$1,299,529		$5,102,220		$2,500,796

		% of		% of		% of		% of
	2013	Revenue	2012	Revenue	2013	Revenue	2012	Revenue
Income From Operations
Engineering, Construction and Maintenance	$81,473	4.9%	$36,035	4.7%	$144,685	4.7%	$63,455	4.3%
Fabrication Services	66,895	9.9%	46,388	10.3%	111,919	9.6%	82,174	9.8%
Technology	36,364	22.5%	22,216	25.1%	71,906	23.0%	44,815	23.7%
Government Solutions	10,664	3.0%	—	—	14,656	2.8%	—	—
Total operating groups	$195,396	6.9%	$104,639	8.1%	$343,166	6.7%	$190,444	7.6%
Acquisition-related costs	(9,964)		(1,500)		(71,220)		(1,500)
Total income from operations	$185,432	6.5%	$103,139	7.9%	$271,946	5.3%	$188,944	7.6%
Consolidated Results
New Awards/Backlog—New awards represent the value of new contract commitments received during a given period and are included in backlog until work is performed and revenue is recognized, or until cancellation. Our new awards may vary significantly each reporting period based upon the timing of our major new contract commitments. New awards were $2.5 billion for the second quarter 2013, compared with $1.8 billion for the corresponding 2012 period. The current year period included awards from the recently acquired Shaw operations (approximately $995.0 million), primarily within our Engineering, Construction and Maintenance and Government Solutions operating groups, as well as scope increases on an existing refinery project in Colombia (approximately $665.0 million) within our Engineering, Construction and Maintenance operating group. The prior year period benefited from scope increases on our LNG mechanical erection project in the Asia Pacific region and module fabrication for our oil sands expansion project in Canada (approximately $850.0 million combined), also within our Engineering, Construction and Maintenance operating group. New awards for the first six months of 2013 were $4.5 billion compared with $3.5 billion for the corresponding 2012 period. The current year period included $1.7 billion of awards from the acquired Shaw operations. See Operating Group Results below for further discussion.

Backlog as of June 30, 2013 was approximately $24.5 billion compared to $10.9 billion at December 31, 2012, with the increase primarily reflecting the impact of the backlog acquired in connection with the Shaw Acquisition (approximately $15.0 billion at the Acquisition Closing Date). For the first six months of 2013, our non-U.S. dollar denominated backlog decreased by approximately $700.0 million due to the strengthening of the U.S. Dollar, primarily against the Australian Dollar, Colombian Peso and Canadian Dollar. While currency fluctuations can cause significant variations in our reported backlog, these fluctuations have not resulted in significant variations in our operating results.
Revenue—Revenue was $2.9 billion for the second quarter 2013, representing a $1.6 billion increase (119%) from the corresponding 2012 period. Revenue for the first six months of 2013 was $5.1 billion, representing a $2.6 billion (104%) increase from the corresponding 2012 period. Approximately $1.1 billion and $1.7 billion of the quarter and year-to-date increases, respectively, were attributable to the impact of the Shaw Acquisition, primarily within our Engineering, Construction and Maintenance and Government Solutions operating groups. The remaining increases were primarily due to increased construction activities on our large LNG mechanical erection and gas processing projects in the Asia Pacific region, both within our Engineering, Construction and Maintenance operating group. Revenue for our Colombian refinery project within our Engineering, Construction and Maintenance operating group was approximately $230.0 million and $455.0 million (approximately 8% and 9% of our total revenue) for our 2013 second quarter and year-to-date periods, respectively compared with $220.0 million and $470.0 million (approximately 17% and 19%) for the comparable 2012 periods, respectively. Revenue for our our nuclear projects in Georgia and South Carolina within our Engineering, Construction and Maintenance operating group was approximately $240.0 million and $360.0 million (approximately 8% and 7% of our total revenue) for our 2013 second quarter and year-to-date periods, respectively. See Operating Group Results below for further discussion.
Gross Profit—Our gross profit was $297.1 million (10.4% of revenue) for the second quarter 2013, compared with $158.9 million (12.2% of revenue) for the corresponding 2012 period. Gross profit for the first six months of 2013 was $543.2 million (10.6% of revenue), compared with $312.1 million (12.5% of revenue) for the corresponding 2012 period. The increase in absolute dollars for both the quarter and year-to-date periods was attributable to higher revenue for each of our operating groups, including revenue attributable to the Shaw Acquisition. The decrease in gross profit as a percentage of revenue was primarily due to the impact of the acquired Shaw operations and our Engineering, Construction and Maintenance operating group representing a larger portion of our consolidated revenue, partly offset by the benefit of higher revenue volume and related leverage of our operating costs.
Selling and Administrative Expense—Selling and administrative expense was $92.9 million (3.3% of revenue) for the second quarter 2013, compared with $52.4 million (4.0% of revenue) for the corresponding 2012 period. Selling and administrative expense for the first six months of 2013 was $186.9 million (3.7% of revenue), compared with $115.6 million (4.6% of revenue) for the corresponding 2012 period. The absolute dollar increase for both the quarter and year-to-date periods was attributable to the impact of the Shaw Acquisition and higher incentive plan costs. The decrease as a percentage of revenue for the quarter and year-to-date periods was primarily due to reductions in our global selling and administrative costs as a result of our integration activities and the leverage of our global resources. Our stock-based compensation costs, which are predominantly in selling and administrative expense, are higher in the first quarter (and therefore the first half of each year), due to the immediate expensing of awards for those participants that are eligible to retire. Stock-based compensation expense totaled $40.3 million and $28.4 million for the first six months of 2013 and 2012, respectively, or 69% and 76% of estimated annual expense for each of the respective periods. We believe our full year selling and administrative costs as a percentage of revenue will approximate 3.5%.
Intangibles Amortization—Intangibles amortization was $16.1 million and $25.3 million for the second quarter and first six months of 2013, respectively, compared with $6.0 million and $12.1 million for the corresponding 2012 periods. The increase over the prior year quarter and year-to-date periods was primarily due to $11.5 million and $16.5 million, respectively, of amortization recognized subsequent to the Acquisition Closing Date associated with the Shaw Acquisition.
Equity Earnings—Equity earnings were $5.9 million and $10.4 million for the second quarter and first six months of 2013, respectively, compared with $4.0 million and $5.8 million for the corresponding 2012 periods. The increase over the prior year periods was primarily due to higher earnings from our unconsolidated CLG joint venture.
Acquisition-Related Costs—Acquisition-related costs were $10.0 million and $71.2 million for the second quarter and first six months of 2013, respectively. Acquisition-related costs consisted of one-time costs associated with the Shaw Acquisition, including transaction costs, professional fees, and change-in-control and severance costs.

Income from Operations—Income from operations was $185.4 million (6.5% of revenue) for the second quarter 2013, compared with $103.1 million (7.9% of revenue) for the corresponding 2012 period. Income from operations for the first six months of 2013 was $271.9 million (5.3% of revenue) compared with $188.9 million (7.6% of revenue) for the corresponding 2012 period. The increase in absolute value and decrease as a percentage of revenue for both the quarter and first six months of 2013 was due to the reasons noted above. See Operating Group Results below for further discussion.
Interest Expense and Interest Income—Interest expense was $20.8 million for the second quarter 2013, compared with $2.8 million for the corresponding 2012 period. Interest expense for the first six months of 2013 was $43.5 million, compared with $4.9 million for the corresponding 2012 period. Our quarter and year-to-date results were impacted by interest and fees related to financing commitments associated with the Shaw acquisition (approximately $20.0 million and $40.0 million, respectively). Approximately $10.5 million of our year-to-date interest expense related to one-time commitments satisfied during the first quarter and interest and fees incurred prior to the Acquisition Closing Date. Interest income was $2.0 million for the second quarter 2013 compared with $2.3 million for the corresponding 2012 period. Interest income for the first six months of 2013 was $3.9 million, compared with $4.5 million for the corresponding 2012 period.
Income Tax Expense—Income tax expense for the second quarter 2013 was $47.0 million (28.2% of pre-tax income), compared with $29.8 million (29.0% of pre-tax income) for the corresponding 2012 period. Income tax expense for the first six months of 2013 was $69.7 million (30.0% of pre-tax income), compared with $54.7 million (29.0% of pre-tax income) for the corresponding 2012 period. Our second quarter 2013 rate exceeded our 2012 rate by approximately 3.0% due to an increase in U.S. income resulting from the acquired Shaw operations; however, this increase was offset by previously unrecognized tax benefits realized in connection with the finalization of tax filings during the quarter. Our year-to-date rate reflects the aforementioned, in addition to an approximate 1.0% increase due to the non-deductible nature of certain Shaw Acquisition-related costs in the first quarter. Our tax rate may continue to experience fluctuations due primarily to changes in the geographic distribution of our pre-tax income.
Net Income Attributable to Noncontrolling Interests—Noncontrolling interests are primarily associated with our large LNG mechanical erection and gas processing projects in the Asia Pacific region and certain operations in the U.S. and Middle East. Net income attributable to noncontrolling interests was $13.7 million for the second quarter 2013, compared with $0.5 million for the corresponding 2012 period. Net income attributable to noncontrolling interests was $22.9 million for the first six months of 2013, compared with $2.0 million for the corresponding 2012 period. The change compared to the 2012 periods was commensurate with the level of applicable operating results for the aforementioned projects in the Asia Pacific region. We expect to experience an increase in net income attributable to noncontrolling interests in future periods as these projects progress.

Operating Group Results
Engineering, Construction and Maintenance
For comparative purposes only, the acquired Shaw Power results within our Engineering, Construction and Maintenance operating group have been shown separately below given there are no associated results in the 2012 period.

	Three Months Ended June 30,				Six Months Ended June 30,
	(In thousands)
	2013	% of Total	2012	% of Total	2013	% of Total	2012	% of Total
New Awards
Oil and Gas	$1,031,054	68%	$1,350,101	100%	$1,504,204	60%	$2,505,496	100%
Power	494,960	32%	—	—%	1,022,260	40%	—	—%
Total New Awards	$1,526,014		$1,350,101		$2,526,464		$2,505,496

Revenue
Oil and Gas	$1,084,521	65%	$759,817	100%	$2,140,874	69%	$1,469,598	100%
Power	576,458	35%	—	—%	950,240	31%	—	—%
Total Revenue	$1,660,979		$759,817		$3,091,114		$1,469,598

		% of		% of		% of		% of
		Revenue		Revenue		Revenue		Revenue
Income From Operations
Oil and Gas	$64,232	5.9%	$36,035	4.7%	$108,602	5.1%	$63,455	4.3%
Power	17,241	3.0%	—	—%	36,083	3.8%	—	—%
Total Income From Operations	$81,473	4.9%	$36,035	4.7%	$144,685	4.7%	$63,455	4.3%

New Awards—New awards were $1.5 billion for the second quarter 2013, compared with $1.4 billion for the corresponding 2012 period. In addition to the impact of the Shaw Acquisition ($495.0 million), which included coal-fired power plant air quality control awards (approximately $340.0 million), significant new awards for the second quarter 2013 included scope increases on an existing refinery project in Colombia and our LNG mechanical erection project in the Asia Pacific region (approximately $875.0 million combined). Significant new awards for the second quarter 2012 included scope increases on our LNG mechanical erection project in the Asia Pacific region (approximately $550.0 million), module fabrication for our oil sands expansion project in Canada (approximately $300.0 million), scope increases on our gas processing project in the Asia Pacific region and refinery project in Colombia (approximately $220.0 million combined) and front-end engineering and design services for a new ethylene plant in Russia (approximately $40.0 million). New awards for the first six months of 2013 were $2.5 billion, compared with $2.5 billion for the comparable 2012 period.
Revenue—Revenue was $1.7 billion for the second quarter 2013, representing an increase of $901.2 million (119%) compared with the corresponding 2012 period. Revenue for the first six months of 2013 was $3.1 billion, representing an increase of $1.6 billion (110%) compared with the corresponding 2012 period. Our 2013 second quarter and year-to-date results benefited from the impact of the Shaw Acquisition ($576.5 million and $950.2 million, respectively), increased construction activities on our LNG mechanical erection and gas processing projects in the Asia Pacific region (approximately $250.0 million and $450.0 million combined, respectively), increased progress on the expansion phase of our Canadian oil sands projects (approximately $96.0 million and $205.0 million, respectively) and various projects in the Middle East, partly offset by the wind down of the initial phase of our Canadian oil sands projects (approximately $80.0 million and $120.0 million, respectively). Approximately $230.0 million and $455.0 million of the operating group's 2013 second quarter and year-to-date revenue was attributable to our Colombian refinery project, compared with $220.0 million and $470.0 million for the comparable 2012 periods. Approximately $240.0 million and $360.0 million of the operating group's second quarter and year-to-date revenue was attributable to our nuclear projects in Georgia and South Carolina, for which revenue is anticipated to increase as construction activities progress.
Income From Operations—Income from operations for the second quarter 2013 was $81.5 million (4.9% of revenue), compared with $36.0 million (4.7% of revenue) for the corresponding 2012 period. Income from operations for the first six months of 2013 was $144.7 million (4.7 % of revenue), compared with $63.5 million (4.3% of revenue). Our 2013 quarter and year-to-date results benefited from the impact of the Shaw Acquisition ($17.2 million and $36.1 million, respectively) and benefited from higher revenue volume and related leverage of our operating costs, partly offset by cost increases for a project in the U.S. (approximately $14.0 million and $28.0 million for the quarter and year-to-date periods, respectively).

Fabrication Services
For comparative purposes only, the acquired Shaw Fabrication and Manufacturing results within our Fabrication Services operating group have been shown separately below, given there are no associated results in the 2012 period.

	Three Months Ended June 30,				Six Months Ended June 30,
	(In thousands)
	2013	% of Total	2012	% of Total	2013	% of Total	2012	% of Total
New Awards
Steel Plate Structures	$380,174	77%	$168,167	100%	$1,042,762	87%	$579,090	100%
Fabrication and Manufacturing	113,257	23%	—	—%	158,375	13%	—	—%
Total New Awards	$493,431		$168,167		$1,201,137		$579,090

Revenue
Steel Plate Structures	$506,760	75%	$451,062	100%	$925,143	79%	$842,495	100%
Fabrication and Manufacturing	168,711	25%	—	—%	245,376	21%	—	—%
Total Revenue	$675,471		$451,062		$1,170,519		$842,495

		% of		% of		% of		% of
		Revenue		Revenue		Revenue		Revenue
Income From Operations
Steel Plate Structures	$46,856	9.2%	$46,388	10.3%	$82,592	8.9%	$82,174	9.8%
Fabrication and Manufacturing	20,039	11.9%	—	—%	29,327	12.0%	—	—%
Total Income From Operations	$66,895	9.9%	$46,388	10.3%	$111,919	9.6%	$82,174	9.8%
New Awards—New awards were $493.4 million for the second quarter 2013, compared with $168.2 million for the corresponding 2012 period. In addition to the impact of the Shaw Acquisition ($113.3 million), which included pipe fabrication awards in Australia (approximately $40.0 million), significant new awards for the second quarter 2013 included scope increases on an existing LNG tank project in the Asia Pacific region (approximately $50.0 million). New awards for the second quarter 2012 included various standard tank awards throughout the world. New awards for the first six months of 2013 were $1.2 billion, compared with $579.1 million for the comparable 2012 period.
Revenue —Revenue was $675.5 million for the second quarter 2013, representing an increase of $224.4 million (50%) compared with the corresponding 2012 period. Revenue for the first six months of 2013 was $1.2 billion, representing an increase of $328.0 million (39%) compared with the corresponding 2012 period. Our 2013 second quarter and year-to-date results benefited from the impact of the Shaw Acquisition ($168.7 million and $245.4 million, respectively), increased construction activity on various LNG tank projects in the Asia Pacific region (approximately $43.0 million and $86.0 million, respectively), and increased storage tank work in Canada and the U.S. (approximately $47.0 million and $97.0, respectively), partly offset by the wind down of various projects in the Middle East (approximately $37.0 million and $92.0 million, respectively).
Income From Operations—Income from operations for the second quarter 2013 was $66.9 million (9.9% of revenue), compared with $46.4 million (10.3% of revenue) for the corresponding 2012 period. Income from operations for the first six months of 2013 was $111.9 million (9.6 % of revenue), compared with $82.2 million (9.8% of revenue) for the corresponding 2012 period. Our 2013 quarter and year-to-date results benefited from the impact of the Shaw Acquisition ($20.0 million and $29.3 million, respectively), and net savings on three projects in the Asia Pacific region (approximately $8.0 million and $9.0 million, respectively), offset by the prior year quarter and year-to-date periods benefiting from net savings on two projects in the Middle East (approximately $11.0 million and $20.0 million, respectively).
Technology
New Awards—New awards were $107.4 million for the second quarter 2013, compared with $311.5 million for the comparable 2012 period. New awards for the first six months of 2013 were $260.1 million, compared with $440.5 million in the corresponding prior year period. The decrease for the quarter and year-to-date periods was primarily due to the second quarter of 2012 including significant petrochemical licensing awards, including an aromatics complex in India, the license and engineering design of a propane dehydrogenation unit in the U.S., and a petrochemical plant in Malaysia.
Revenue—Revenue was $161.3 million for the second quarter 2013, representing an increase of $72.7 million (82%) compared with the corresponding 2012 period. Revenue for the first six months of 2013 was $312.8 million, representing an increase of $124.1 million (66%) compared with the corresponding 2012 period. The increase for the quarter and year-to-date periods was primarily due to a greater volume of licensing and heat transfer revenue due to a higher opening backlog entering 2013 versus 2012.
Income From Operations—Income from operations for the second quarter 2013 was $36.4 million (22.5% of revenue), compared with $22.2 million (25.1% of revenue) for the corresponding 2012 period. Income from operations for the first six months of 2013 was $71.9 million (23% of revenue), compared with $44.8 million (23.7% of revenue) for the corresponding 2012 period. Our 2013 quarter and year-to-date results benefited from increased revenue volume and increased equity earnings ($2.6 million and $5.8 million, respectively), partly offset by the prior year realizing higher margins on our licensing and heat transfer activity.
Government Solutions
New Awards/Revenue/Income From Operations—For the second quarter 2013, we had new awards of $386.9 million, revenue of $353.0 million and income from operations of $10.7 million (3.0% of revenue). For the first six months of 2013, we had new awards of $472.0 million, revenue of $527.8 million and income from operations of $14.7 million (2.8% of revenue). Significant new awards for the second quarter included an environmental remediation contract in the U.S. (approximately $160.0 million). Our results for the quarter and year-to-date periods were impacted by uncertainty with respect to Federal government funding and spending.
LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents—At June 30, 2013, cash and cash equivalents were $426.6 million.
Operating Activities—During the first six months of 2013, net cash used in operating activities was $300.7 million, primarily resulting from cash generated from earnings, offset by the net change in our accounts receivable, accounts payable and net contracts in progress account balances ($524.0 million combined) and a decrease in accrued and other non-current liability balances of $154.3 million. Our accounts receivable, accounts payable and net contracts in progress balances fluctuate based on the size of our projects and changing mix of cost-reimbursable versus fixed-price backlog, as our cost-reimbursable projects tend to have a greater working capital requirement. These balances are also impacted at period-end by the timing of accounts receivable billings and collections and accounts payable payments for our large projects. As it relates to the acquired Shaw operations, all movements in the balance sheet amounts on our statement of cash flows and as described above are from the Acquisition Closing Date, which included a net contracts in progress liability of $1.1 billion, primarily related to upfront payments received on our two large nuclear power projects prior to the Acquisition Closing Date. The net contracts in progress position on these nuclear contracts will fluctuate prospectively based on the timing of future billings and will ultimately decline as the projects progress over the next five-to-six years. The $524.0 million net change in our accounts receivable, accounts payable and net contracts in progress balances was due to progress on the nuclear projects (approximately $210.0 million), working capital requirements and timing of collections and payments for our large cost-reimbursable projects (approximately $132.0 million), and timing of collections and payments on our large fixed-price projects (approximately $136.0 million). The decrease in accrued and other non-current liabilities was primarily due to the payment of acquisition-related costs and annual incentive plan and savings plan obligations, primarily during the first quarter.
Investing Activities—During the first six months of 2013, net cash used in investing activities was $1.8 billion, primarily resulting from the cash purchase price of $1.7 billion for the Shaw Acquisition, net of unrestricted cash acquired of $1.2 billion, a cash outflow associated with our E-Gas technology acquisition of $53.0 million, capital expenditures of $40.9 million and net cash activity associated with restricted cash and short-term investments of $24.7 million.

We will continue to evaluate and selectively pursue other opportunities for additional expansion of our business through the acquisition of complementary businesses and technologies. These acquisitions may involve the use of cash or may require further debt or equity financing.
Financing Activities (Including Acquisition-Related Financing)—During the first six months of 2013, net cash provided by financing activities was $1.9 billion, primarily related to financing required to fund the Shaw Acquisition on February 13, 2013, as more fully described in Note 4 to our Financial Statements. We completed the Shaw Acquisition for a purchase price of approximately $3.4 billion, comprised of approximately $2.9 billion in cash consideration and approximately $488.8 million in equity consideration. The cash consideration was funded using approximately $1.1 billion from existing cash balances of CB&I and Shaw on the Acquisition Closing Date, and the remainder was funded using $1.8 billion in debt financing, which consisted of a four-year, $1.0 billion unsecured Term Loan and $800.0 million in Senior Notes. The Term Loan was funded during the first quarter of 2013; however, the Senior Notes were funded into an escrow account on December 28, 2012, but remained restricted from use until the Acquisition Closing Date. Shaw’s unrestricted cash balance on the Acquisition Closing Date totaled approximately $1.2 billion, resulting in a cash purchase price, net of unrestricted cash acquired, of approximately $1.7 billion.
In addition to our acquisition-related financing, we had net cash inflows of $242.0 million associated with our revolving facilities, including borrowings of $269.0 million, partly offset by deferred financing costs of $27.0 million paid during the period associated with the Shaw Acquisition, and cash proceeds from the issuance of shares associated with our stock plans of $23.2 million. These cash inflows were partly offset by a net cash outflow of $44.7 million associated with the repayment of Shaw’s obligation related to the Westinghouse Bonds (as further described in Note 9 to our Financial Statements), repayment of $37.5 million on our Term Loan, share repurchases totaling $24.0 million associated with stock-based compensation-related withholding taxes on taxable share distributions, dividends paid to our shareholders of $10.7 million, and distributions to our noncontrolling interest partners of $9.2 million.
Effect of Exchange Rate Changes on Cash and Cash Equivalents—During the first six months of 2013, our cash and cash equivalents balance decreased by $28.8 million due to the impact of changes in functional currency exchange rates against the U.S. dollar for non-U.S. dollar cash balances, primarily the Australian Dollar. The unrealized loss on our cash and cash equivalents resulting from this exchange rate movement is reflected in the cumulative translation adjustment component of OCI. Our cash and cash equivalents held in non-U.S. dollar currencies is used primarily for project-related and other operating expenditures in those currencies, and therefore, our exposure to realized exchange gains and losses is not anticipated to be material.
Financing and Acquisition-Related Costs—During the three months ended June 30, 2013, we incurred approximately $19.2 million and $10.0 million of financing and acquisition-related costs, respectively, and during the six months ended June 30, 2013, we incurred approximately $39.1 million and $71.2 million of financing and acquisition-related costs, respectively. Financing-related costs were recognized in interest expense and approximately $10.5 million of these costs related to one-time commitments satisfied during the first quarter of 2013 and interest and fees incurred prior to the Acquisition Closing Date. Acquisition-related costs primarily included transaction costs and change-in-control and severance-related costs.
Letters of Credit/Bank Guarantees/Debt/Surety Bonds—Our primary internal source of liquidity is cash flow generated from operations. Capacity under the revolving credit facilities discussed below is also available, if necessary, to fund operating or investing activities.
We have a four-year, $1.1 billion, committed and unsecured Revolving Facility with JPMorgan as administrative agent, and BofA as syndication agent, which expires in July 2014. The Revolving Facility was amended effective December 21, 2012 to allow for the Shaw Acquisition and related financing, as further described below. The Revolving Facility, as amended, has a borrowing sublimit of $550.0 million and certain financial covenants, including a temporary maximum leverage ratio of 3.25 beginning at the Acquisition Closing Date, with such maximum declining to its previous level of 2.50 within six quarters of the Acquisition Closing Date, a minimum fixed charge coverage ratio of 1.75, and a minimum net worth level calculated as $1.4 billion at June 30, 2013. The Revolving Facility also includes customary restrictions regarding subsidiary indebtedness, sales of assets, liens, investments, type of business conducted and mergers and acquisitions, as well as a trailing twelve-month limitation of $300.0 million for dividend payments and share repurchases (subject to certain financial covenants) among other restrictions. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. The interest, letter of credit fee and commitment fee percentages are based upon our quarterly leverage ratio. In the event we borrow funds under the facility, interest is assessed at either prime plus an applicable floating margin, or LIBOR plus an applicable floating margin. At June 30, 2013, we had no outstanding borrowings under the facility, but had $259.0 million of outstanding letters of credit, providing $841.0 million of available capacity. Such letters of credit are generally issued to customers in the ordinary course of business to support advance payments and performance guarantees, in lieu of retention on our contracts, or in certain cases, are issued in support of our insurance program. During the six months ended June 30, 2013, our maximum outstanding borrowings under the facility were $70.0 million.
We also have a five-year, $650.0 million, committed and unsecured Second Revolving Facility with BofA, as administrative agent, and Credit Agricole, as syndication agent, which expires in February 2018. The Second Revolving Facility supplements our Revolving Facility, has a $487.5 million borrowing sublimit and financial and restrictive covenants similar to those noted above for the Revolving Facility. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. The interest, letter of credit fee, and commitment fee percentages are based upon our quarterly leverage ratio. In the event we borrow funds under the facility, interest is assessed at either prime plus an applicable floating margin, or LIBOR plus an applicable floating margin. At June 30, 2013, we had $269.0 million of outstanding borrowings and $200.8 million of outstanding letters of credit under the facility (including $107.5 million used to replace Shaw’s previous credit facilities), providing $180.2 million of available capacity. During the six months ended June 30, 2013, our maximum outstanding borrowings under the facility were $427.0 million.
We have $962.5 million remaining on a four-year, $1.0 billion unsecured Term Loan with BofA as administrative agent, which was used to fund a portion of the Shaw Acquisition on the Acquisition Closing Date. Interest and principal under the Term Loan is payable quarterly in arrears and bears interest at LIBOR plus an applicable floating margin. However, we entered into an interest rate swap on February 28, 2013 to hedge against $505.0 million of the $1.0 billion Term Loan, which resulted in a weighted average interest rate of approximately 2.46% during the six months ended June 30, 2013, inclusive of the applicable floating margin of 2.0%. Annual maturities for the Term Loan are $75.0 million, $100.0 million, $100.0 million, $150.0 million and $575.0 million in 2013, 2014, 2015, 2016 and 2017 respectively. The Term Loan has financial and restrictive covenants similar to those noted above for the Revolving Facility.
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
Uncommitted Facilities—We also have various short-term, Uncommitted Facilities across several geographic regions of approximately $1.9 billion. These facilities are generally used to provide letters of credit or bank guarantees to customers to support advance payments and performance guarantees in the ordinary course of business or in lieu of retention on our contracts. At June 30, 2013, we had $748.6 million of outstanding letters of credit under these facilities (including $101.2 million used to replace Shaw’s previous credit facilities), providing $1.2 billion of available capacity. In addition to providing letters of credit or bank guarantees, we also issue surety bonds in the ordinary course of business to support our contract performance.
At June 30, 2013, we were in compliance with all of our restrictive and financial covenants, with a leverage ratio of 2.13, a fixed charge coverage ratio of 4.86, and net worth of $2.0 billion. Our ability to remain in compliance with our lending facilities could be impacted by circumstances or conditions beyond our control, including, but not limited to, the delay or cancellation of projects, changes in foreign currency exchange or interest rates, performance of pension plan assets, or changes in actuarial assumptions. Further, we could be impacted if our customers experience a material change in their ability to pay us, if the banks associated with our lending facilities were to cease or reduce operations, or if there is a full or partial break-up of the European Union or its currency, the Euro.
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

Contractual Obligations— The following represents an update to contractual obligations previously disclosed in our 2012 Annual Report, primarily resulting from the Shaw Acquisition:

	Payments Due by Period
	Total	Remainder of 2013	2014 - 2015	2016 - 2017	Thereafter
Operating leases (1)	$484,945	$63,516	$170,662	$103,290	$147,477
Term Loan (2)	1,032,862	48,999	240,415	743,448	—
Total contractual obligations	$1,517,807	$112,515	$411,077	$846,738	$147,477

(1)	Includes approximately $24.2 million of minimum lease payments that are contractually recoverable through our cost-reimbursable projects.

(2)	Includes interest accruing at a rate of 2.41%, inclusive of our interest rate swap (see above).
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
Revenue Recognition—Revenue for our operating groups is primarily derived from long-term contracts for which revenue is generally recognized using the POC method, primarily based on the percentage that actual costs-to-date bear to total estimated costs to complete each contract. We follow the guidance of FASB ASC Revenue Recognition Topic 605-35 for accounting policies relating to our use of the POC method, estimating costs, and revenue recognition, including the recognition of incentive fees, unapproved change orders and claims, and combining and segmenting contracts. We primarily utilize the cost-to-cost approach to estimate POC as we believe this method is less subjective than relying on assessments of physical progress. Under the cost-to-cost approach, the use of estimated costs to complete each contract is a significant variable in the process of determining recognized revenue and is a significant factor in the accounting for contracts. Significant estimates that impact the cost to complete each contract are costs of engineering, materials, components, equipment, labor and subcontracts; labor productivity; schedule durations, including subcontract and supplier progress; liquidated damages; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts in progress. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates.
Our long-term contracts are awarded on a competitive bid and negotiated basis and the timing of revenue recognition may be impacted by the terms of such contracts. We use a range of contracting options, including cost-reimbursable, fixed-price and hybrid, which has both cost-reimbursable and fixed-price characteristics. Fixed-price contracts, and hybrid contracts with a more significant fixed-price component, tend to provide us with greater control over project schedule and the timing of when work is performed and costs are incurred, and accordingly, when revenue is recognized. Cost-reimbursable contracts, or hybrid contracts with a more significant cost-reimbursable component, generally provide our customers with greater influence over the timing of when we perform our work, and accordingly, such contracts often result in less predictability with respect to the timing of revenue recognition. Our shorter term contracts and services are generally provided on a cost-reimbursable, fixed-price or unit-price basis.
Contract revenue for our long-term contracts recognized under the POC method reflects the original contract price adjusted for approved change orders and estimated recoveries for incentive fees, unapproved change orders and claims. We recognize revenue associated with incentives fees when the value can be reliably estimated and realization is reasonably assured. We recognize revenue associated with unapproved change orders and claims to the extent the related costs have been incurred, recovery is probable and the value can be reliably estimated. Our recorded incentive fees, unapproved change orders and claims reflect our best estimate of recovery amounts; however, the ultimate resolution and amounts received could differ from these estimates. See Note 15 for additional discussion of our unapproved change orders and claims.
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
Cost of revenue for our long-term contracts includes direct contract costs, such as materials and labor, and indirect costs that are attributable to contract activity. The timing of when we bill our customers is generally dependent upon advance billing terms, completion of certain phases of the work, or when services are provided. Cumulative costs and estimated earnings recognized to-date in excess of cumulative billings is reported on the Balance Sheet as costs and estimated earnings in excess of billings. Cumulative billings in excess of cumulative costs and estimated earnings recognized to-date is reported on the Balance Sheet as billings in excess of costs and estimated earnings. Any uncollected billed revenue, including contract retentions, is reported as accounts receivable. At June 30, 2013 and December 31, 2012, accounts receivable included contract retentions of approximately $52.1 million and $37.2 million, respectively. Contract retentions due beyond one year were not significant at June 30, 2013 or December 31, 2012.
Revenue for our service contracts that do not satisfy the criteria for revenue recognition under the POC method is recorded at the time services are performed. Revenue associated with incentive fees for these contracts is recognized when earned.
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
Financial Instruments—We utilize derivative instruments in certain circumstances to mitigate the effects of changes in foreign currency exchange rates and interest rates, as described below:

•
Foreign Currency Exchange Rate Derivatives—We do not engage in currency speculation; however, we do utilize foreign currency exchange rate derivatives on an on-going basis to hedge against certain foreign currency-related operating exposures. We generally seek hedge accounting treatment for contracts used to hedge operating exposures and designate them as cash flow hedges. Therefore, gains and losses, exclusive of credit risk and forward points (which represent the time-value component of the fair value of our derivative positions), are included in AOCI until the associated underlying operating exposure impacts our earnings. Changes in the fair value of (1) credit risk and forward points, (2) instruments deemed ineffective during the period, and (3) instruments that we do not designate as cash flow hedges are recognized within cost of revenue.

•
Interest Rate Derivatives—Our interest rate derivatives are limited to a swap arrangement entered on February 28, 2013 to hedge against interest rate variability associated with $505.0 million of our $1.0 billion Term Loan. The swap arrangement is designated as a cash flow hedge, as its critical terms matched those of the Term Loan at inception and through June 30, 2013. Therefore, changes in the fair value of the swap arrangement are included in AOCI until the associated underlying exposure impacts our earnings.

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
At December 31, 2012, we had a recorded net deferred tax asset (“DTA”) of $21.9 million related to net operating losses (“NOLs”) generated in the U.K. We also had a valuation allowance against $74.6 million of U.K. NOLs for which we believe it is more likely than not that the NOLs will not be utilized. The U.K. NOL DTA was recorded primarily in 2007 and 2008 and relates to losses incurred during those years on two large fixed-price projects that were completed in the first quarter of 2010. We have had no material release of valuation allowance since the U.K. NOL DTA was initially recorded. On a periodic and ongoing basis we evaluate our recorded U.K NOL and assess the appropriateness of our valuation allowance. Our assessment includes, among other things, the value and quality of backlog, an evaluation of existing and anticipated market conditions, an analysis of historical results and projections of future income, and strategic plans and alternatives for our U.K. operations. We consider the impact of these and other factors, including the indefinite-lived nature of the U.K. NOLs, and determine whether an adjustment to our valuation allowance is required. Based on this analysis, we believe it is more likely than not that we will generate sufficient future taxable income to realize our U.K. NOL DTA. In order to realize the U.K. NOL DTA, our U.K. operations will need to generate taxable income of approximately $95.0 million. Based on this same analysis and as described above, we do not believe it is more likely than not that we will utilize our U.K. NOLs in excess of the amounts recorded. However, better than anticipated future operating results or a significant increase in backlog could impact our assessment and result in future changes in valuation allowance.
We provide income tax and associated interest reserves, where applicable, in situations where we have and have not received tax assessments. Tax and associated interest reserves are provided in those instances where we consider it more likely than not that additional tax will be due in excess of amounts reflected in income tax returns filed worldwide. At June 30, 2013, our reserves totaled approximately $11.9 million, including $6.2 million associated with the Shaw Acquisition. If these income tax reserves are ultimately unnecessary, approximately $8.7 million would impact the effective tax rate as we are contractually indemnified for the remaining balances. At December 31, 2012, our reserves totaled approximately $5.2 million. As a matter of standard policy, we continually review our exposure to additional income tax obligations and as further information is known or events occur, changes in our tax and interest reserves may be recorded within income tax expense and interest expense, respectively.
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
To the extent a quantitative assessment is required, the implied fair value of each applicable reporting unit would be derived using the discounted cash flow method. This methodology is based, to a large extent, on assumptions about future events, which may or may not occur as anticipated, and such deviations could have a significant impact on the calculated estimated fair values of our reporting units. These assumptions include, but are not limited to, estimates of future growth rates, discount rates and terminal values of reporting units. Our goodwill balance at June 30, 2013 was $3.4 billion, including $2.4 billion associated with the Shaw Acquisition. Based upon our most recent goodwill impairment assessment during the fourth quarter of 2012 and our current assessment of goodwill acquired in conjunction with the Shaw Acquisition, each of our reporting units continue to have estimated fair values that are substantially in excess of their carrying values.
We amortize our finite-lived intangible assets utilizing either a straight-line or other basis that reflects the period the associated contractual or economic benefits are expected to be realized, with lives ranging from 2 to 20 years, absent any indicators of impairment. We review tangible assets and finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, the estimated future cash flow associated with the asset or asset group will be compared to the asset’s carrying amount to determine if impairment exists. We noted no indicators of impairment during the six months ended June 30, 2013. See Note 6 to our Financial Statements for further discussion regarding goodwill and other intangible assets.
Acquisition-Related Purchase Price Allocation—The aggregate purchase price for the Shaw Acquisition was allocated to the major categories of assets and liabilities acquired based upon their estimated fair values at the Acquisition Closing Date, which were based, in part, upon outside preliminary appraisals for certain assets, including specifically-identified intangible assets and machinery and equipment. The excess of the purchase price over the preliminary estimated fair value of the net tangible and identifiable intangible assets acquired totaling $2.4 billion, was recorded as goodwill. Our purchase price allocation was based upon preliminary information that is subject to change when additional information concerning final asset and liability valuations is obtained. We have not completed our final assessment of the fair value of purchased intangible assets, property and equipment, inventory, tax balances, contingent liabilities, long-term leases or acquired contracts. Our final purchase price allocation may result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill.
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
If at any time a venture qualifies as a VIE, we are required to perform a qualitative assessment to determine whether we are the primary beneficiary of the VIE and therefore, need to consolidate the VIE. We are the primary beneficiary if we have (1) the power to direct the economically significant activities of the VIE and (2) the right to receive benefits from, and obligation to absorb losses of, the VIE. If the venture is a VIE and we are the primary beneficiary, or we otherwise have the ability to control the venture, we consolidate the venture. If we are not determined to be the primary beneficiary of the VIE, or only have the ability to significantly influence, rather than control the venture, we do not consolidate the venture. We account for unconsolidated ventures using the equity method or proportionate consolidation. At June 30, 2013 and December 31, 2012, we had no material proportionately consolidated ventures. See Note 7 for additional discussion of our material partnering arrangements.
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
FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q, including all documents incorporated by reference, contains forward-looking statements regarding CB&I and represents our expectations and beliefs concerning future events. These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties. When considering any statements that are predictive in nature, depend upon or refer to future events or conditions, or use or contain words, terms, phrases, or expressions such as “achieve,” “forecast,” “plan,” “propose,” “strategy,” “envision,” “hope,” “will,” “continue,” “potential,” “expect,” “believe,” “anticipate,” “project,” “estimate,” “predict,” “intend,” “should,” “could,” “may,” “might,” or similar forward-looking statements, we refer you to the cautionary statements concerning risk factors and “Forward-Looking Statements” described under “Risk Factors” in Item 1A of our 2012 Annual Report and any updates to those risk factors or "Forward-Looking Statements" included in our subsequent quarterly reports on Form 10-Q filed with the SEC, which cautionary statements are incorporated herein by reference.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk—We are exposed to market risk associated with changes in foreign currency exchange rates, which may adversely affect our results of operations and financial condition. One form of exposure to fluctuating exchange rates relates to the effects of translating financial statements of foreign operations (primarily Australian Dollar, Canadian Dollar and Euro denominated) into our reporting currency, which are recognized as a cumulative translation adjustment in AOCI. The change in the currency translation adjustment component of AOCI during the six months ended June 30, 2013 was a loss totaling $30.6 million, primarily resulting from movements in the Australian Dollar, Canadian Dollar and Euro exchange rates against the U.S. Dollar. We generally do not hedge our exposure to potential foreign currency translation adjustments.
We do not engage in currency speculation; however, we do utilize foreign currency exchange rate derivatives on an on-going basis to hedge against certain foreign currency-related operating exposures. We generally seek hedge accounting treatment for contracts used to hedge operating exposures and designate them as cash flow hedges. Therefore, gains and losses exclusive of credit risk and forward points are included in AOCI until the associated underlying operating exposure impacts our earnings. Changes in the fair value of (1) credit risk and forward points, (2) instruments deemed ineffective during the period, and (3) instruments that we do not designate as cash flow hedges are recognized within cost of revenue and were not material for the three and six months ended June 30, 2013.
At June 30, 2013, the notional value of our outstanding forward contracts to hedge certain foreign currency exchange-related operating exposures was $156.7 million, including net foreign currency exchange rate exposure associated with the purchase of U.S. Dollars ($109.0 million), Euros ($28.8 million), British Pounds ($9.7 million), Chinese Renminbi ($4.3 million), Thai Baht ($3.5 million) and Singapore Dollars ($1.4 million). The total net fair value of these contracts was a gain of approximately $2.0 million at June 30, 2013. The potential change in fair value for our outstanding contracts resulting from a hypothetical ten percent change in quoted foreign currency exchange rates would have been approximately $14.2 million at June 30, 2013. This potential change in fair value of our outstanding contracts would be offset by the change in fair value of the associated underlying operating exposures.
Interest Rate Risk—On February 28, 2013, we entered an interest rate swap to hedge against interest rate variability associated with $505.0 million of our $1.0 billion Term Loan. The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Loan at inception and through June 30, 2013. Accordingly, changes in the fair value of the interest rate swap are recognized in AOCI. The total net fair value of the contract was a gain of approximately $3.1 million at June 30, 2013. The potential change in fair value for our interest rate swap resulting from a hypothetical one percent change in the LIBOR rate would have been approximately $7.6 million at June 30, 2013.
Other—The carrying values of our accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. At June 30, 2013, the fair value of our Term Loan, based upon the current market rates for debt with similar credit risk and maturity, approximated its carrying value as interest is based upon LIBOR plus an applicable floating spread. Our Senior Notes are categorized within level 2 of the valuation hierarchy and had a total fair value of approximately $760.1 million at June 30, 2013, based upon the current market rates for debt with similar credit risk and maturities. See Note 10 to our Financial Statements for additional discussion of our financial instruments.
Item 4. Controls and Procedures
Disclosure Controls and Procedures—As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). As previously noted, we completed the Shaw Acquisition on February 13, 2013. The SEC’s guidance permits the exclusion of an assessment of the effectiveness of a registrant’s disclosure controls and procedures as they relate to its internal controls over financial reporting for an acquired business during the first year following such acquisition, if among other circumstances and factors there is not adequate time between the acquisition date and the date of assessment. In accordance with the SEC guidance, the scope of our evaluation of the Company’s disclosure controls and procedures as of June 30, 2013 excluded an assessment of the internal control over financial reporting of Shaw. The acquired Shaw operations represent approximately 34% and 23% of our consolidated revenue and income from operations (excluding acquisition-related costs and including intangibles amortization) for the six months ended June 30, 2013. Based upon such evaluation, the CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures are effective.
Changes in Internal Control — As part of the integration of the Shaw Acquisition, we will integrate Shaw’s operations, including internal controls and processes and extending our Section 404 compliance program to Shaw. There were no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Over the past several decades and through June 30, 2013, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 5,300 plaintiffs and, of those claims, approximately 1,400 claims were pending and 3,900 have been closed through dismissals or settlements. Over the past several decades and through June 30, 2013, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount of approximately one thousand dollars per claim. We review each case on its own merits and make accruals based upon the probability of loss and our estimates of the amount of liability and related expenses, if any. We do not believe that any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow, and, at June 30, 2013, we had approximately $2.5 million accrued for liability and related expenses. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that we may expect to recover because of the variability in coverage amounts, limitations and deductibles, or the viability of carriers, with respect to our insurance policies for the years in question.
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
Item 1A. Risk Factors
There have been no material changes to risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013.
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

(2)
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iii) the Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, (v) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2013 and 2012, and (vi) the Notes to Financial Statements.

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
Date: July 30, 2013