Form 10-Q
period 2013-09-30
CHICAGO BRIDGE & IRON CO N V
filed 2013-10-30
CIK 1027884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of the registrant’s common stock as of October 15, 2013 – 107,507,353

CHICAGO BRIDGE & IRON COMPANY N.V.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)
Revenue	$2,992,050	$1,446,942	$8,094,270	$3,947,738
Cost of revenue	2,675,481	1,258,052	7,234,466	3,446,699
Gross profit	316,569	188,890	859,804	501,039
Selling and administrative expense	93,699	52,860	280,564	168,484
Intangibles amortization	17,411	5,996	42,682	18,125
Equity earnings	(5,734)	(705)	(16,137)	(6,515)
Other operating expense (income), net	3,800	(946)	2,136	(1,184)
Acquisition-related costs	5,257	3,500	76,477	5,000
Income from operations	202,136	128,185	474,082	317,129
Interest expense	(22,569)	(6,826)	(66,072)	(11,769)
Interest income	1,340	1,962	5,209	6,437
Income before taxes	180,907	123,321	413,219	311,797
Income tax expense	(47,944)	(37,068)	(117,684)	(91,726)
Net income	132,963	86,253	295,535	220,071
Less: Net income attributable to noncontrolling interests	(15,275)	(6,022)	(38,196)	(8,033)
Net income attributable to CB&I	$117,688	$80,231	$257,339	$212,038
Net income attributable to CB&I per share:
Basic	$1.10	$0.83	$2.44	$2.19
Diluted	$1.08	$0.82	$2.41	$2.16
Weighted average shares outstanding:
Basic	107,277	96,399	105,398	96,684
Diluted	108,665	97,814	106,874	98,231
Cash dividends on shares:
Amount	$5,370	$4,836	$16,078	$14,553
Per share	$0.05	$0.05	$0.15	$0.15
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)
Net income	$132,963	$86,253	$295,535	$220,071
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	24,950	9,573	(7,132)	4,777
Change in unrealized fair value of cash flow hedges	(2,980)	111	2,327	800
Change in unrecognized prior service pension credits/costs	(86)	(117)	(398)	(440)
Change in unrecognized actuarial pension gains/losses	(3,094)	(488)	2,190	1,372
Comprehensive income	151,753	95,332	292,522	226,580
Less: Net income attributable to noncontrolling interests	(15,275)	(6,022)	(38,196)	(8,033)
Less: Change in cumulative translation adjustment attributable to noncontrolling interests	(2,510)	(900)	(1,006)	(1,425)
Comprehensive income attributable to CB&I	$133,968	$88,410	$253,320	$217,122
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and cash equivalents ($216,982 and $142,285 related to variable interest entities ("VIEs"))	$542,963	$643,395
Restricted cash (related to the Shaw Acquisition)	—	800,000
Accounts receivable, net ($208,362 and $63,649 related to VIEs)	1,391,720	752,985
Inventory	316,496	32,319
Costs and estimated earnings in excess of billings ($93,638 and $38,967 related to VIEs)	731,384	303,540
Deferred income taxes	595,560	88,681
Other current assets	146,050	100,635
Total current assets	3,724,173	2,721,555
Equity investments	86,936	97,267
Property and equipment, net ($24,410 and $0 related to VIEs)	769,441	285,871
Deferred income taxes	50,382	73,201
Goodwill	3,754,344	926,711
Other intangibles, net	597,652	166,308
Other non-current assets ($25,686 and $0 related to VIEs)	154,607	58,762
Total assets	$9,137,535	$4,329,675
Liabilities
Revolving facility debt	$244,000	$—
Current maturities of long-term debt	93,750	—
Accounts payable ($276,252 and $87,301 related to VIEs)	1,091,784	654,504
Accrued liabilities	686,355	354,700
Billings in excess of costs and estimated earnings ($41,072 and $39,105 related to VIEs)	2,581,555	758,938
Deferred income taxes	8,326	4,380
Total current liabilities	4,705,770	1,772,522
Long-term debt	1,650,000	800,000
Other non-current liabilities	378,768	272,443
Deferred income taxes	164,535	88,400
Total liabilities	6,899,073	2,933,365
Shareholders’ Equity
Common stock, Euro .01 par value; shares authorized: 250,000; shares issued: 107,857 and 101,523; shares outstanding: 107,404 and 96,835	1,275	1,190
Additional paid-in capital	745,100	363,417
Retained earnings	1,542,003	1,300,742
Stock held in trust	—	(3,031)
Treasury stock, at cost: 453 and 4,688 shares	(24,317)	(193,533)
Accumulated other comprehensive loss	(105,051)	(101,032)
Total CB&I shareholders’ equity	2,159,010	1,367,753
Noncontrolling interests	79,452	28,557
Total shareholders’ equity	2,238,462	1,396,310
Total liabilities and shareholders’ equity	$9,137,535	$4,329,675
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)
Cash Flows from Operating Activities
Net income	$295,535	$220,071
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	130,685	50,511
Deferred taxes	154,830	44,710
Stock-based compensation expense	51,220	34,805
Equity earnings	(16,137)	(6,515)
Gain on property and equipment transactions	(2,186)	(1,184)
Unrealized loss on foreign currency hedge ineffectiveness	499	115
Excess tax benefits from stock-based compensation	(11,192)	(18,054)
Change in operating assets and liabilities:
Increase in receivables, net	(242,507)	(211,427)
Change in contracts in progress, net	(385,098)	(133,930)
Increase in inventory	(11,985)	(915)
(Decrease) increase in accounts payable	(98,338)	105,958
Decrease in other current and non-current assets	43,279	10,923
(Decrease) increase in accrued and other non-current liabilities	(136,656)	24,495
Decrease in equity investments	33,575	20,286
Change in other, net	497	(1,637)
Net cash (used in) provided by operating activities	(193,979)	138,212
Cash Flows from Investing Activities
Shaw Acquisition, net of unrestricted cash acquired of $1,137,927	(1,713,333)	—
Other acquisitions	(60,825)	—
Capital expenditures	(60,524)	(50,996)
Proceeds from sale of property and equipment	9,234	4,909
Equity investments	(1,050)	—
Cash withdrawn from restricted cash and cash equivalents, net	10,672	—
Proceeds from sale of restricted short-term investments	18,568	—
Net cash used in investing activities	(1,797,258)	(46,087)
Cash Flows from Financing Activities
Revolving facility borrowings, net	244,000	—
Term loan borrowings	1,000,000	—
Cash withdrawn from restricted cash and cash equivalents (Senior Notes)	800,000	—
Cash withdrawn from restricted cash and cash equivalents (Westinghouse-related debt)	1,309,022	—
Repayment of Westinghouse-related debt	(1,353,694)	—
Repayments on term loan	(56,250)	—
Excess tax benefits from stock-based compensation	11,192	18,054
Purchase of treasury stock	(24,996)	(123,255)
Issuance of stock	27,846	8,810
Dividends paid	(16,078)	(14,553)
Distributions to noncontrolling interests	(12,572)	(4,749)
Revolving facility and deferred financing costs	(26,987)	—
Net cash provided by (used in) financing activities	1,901,483	(115,693)
Effect of exchange rate changes on cash and cash equivalents	(10,678)	6,511
Decrease in cash and cash equivalents	(100,432)	(17,057)
Cash and cash equivalents, beginning of the year	643,395	671,811
Cash and cash equivalents, end of the period	$542,963	$654,754
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except per share data)

	Common Stock		Additional Paid-In	Retained	Stock Held in Trust		Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Non-controlling	Total Shareholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Shares	Amount	(Note 13)	Interests	Equity
(Unaudited)
Balance at December 31, 2012	96,835	$1,190	$363,417	$1,300,742	316	$(3,031)	4,688	$(193,533)	$(101,032)	$28,557	$1,396,310
Net income	—	—	—	257,339	—	—	—	—	—	38,196	295,535
Change in cumulative translation adjustment, net	—	—	—	—	—	—	—	—	(8,138)	1,006	(7,132)
Change in unrealized fair value of cash flow hedges, net	—	—	—	—	—	—	—	—	2,327	—	2,327
Change in unrecognized prior service pension credits/costs, net	—	—	—	—	—	—	—	—	(398)	—	(398)
Change in unrecognized actuarial pension gains/losses, net	—	—	—	—	—	—	—	—	2,190	—	2,190
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(12,572)	(12,572)
Dividends paid ($0.15 per share)	—	—	—	(16,078)	—	—	—	—	—	—	(16,078)
Stock-based compensation expense	—	—	51,220	—	—	—	—	—	—	—	51,220
The Shaw Acquisition	8,893	85	388,600	—	—	—	(2,559)	100,125	—	24,265	513,075
Issuance of treasury stock to trust	98	—	896	—	98	(5,245)	(98)	4,349	—	—	—
Release of trust shares	(15)	—	(3,355)	—	(414)	8,276	15	(856)	—	—	4,065
Purchase of treasury stock	(467)	—	—	—	—	—	467	(24,996)	—	—	(24,996)
Issuance of stock	2,060	—	(55,678)	—	—	—	(2,060)	90,594	—	—	34,916
Balance at September 30, 2013	107,404	$1,275	$745,100	$1,542,003	—	$—	453	$(24,317)	$(105,051)	$79,452	$2,238,462

	Common Stock		Additional Paid-In	Retained	Stock Held in Trust		Treasury Stock		Accumulated Other Comprehensive	Non-controlling	Total Shareholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Shares	Amount	(Loss) Income	Interests	Equity
(Unaudited)
Balance at December 31, 2011	97,596	$1,190	$371,669	$1,018,481	752	$(9,788)	3,927	$(142,666)	$(61,152)	$18,696	$1,196,430
Net income	—	—	—	212,038	—	—	—	—	—	8,033	220,071
Change in cumulative translation adjustment, net	—	—	—	—	—	—	—	—	3,352	1,425	4,777
Change in unrealized fair value of cash flow hedges, net	—	—	—	—	—	—	—	—	800	—	800
Change in unrecognized prior service pension credits/costs, net	—	—	—	—	—	—	—	—	(440)	—	(440)
Change in unrecognized actuarial pension gains/losses, net	—	—	—	—	—	—	—	—	1,372	—	1,372
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(4,749)	(4,749)
Dividends paid ($0.15 per share)	—	—	—	(14,553)	—	—	—	—	—	—	(14,553)
Stock-based compensation expense	—	—	34,805	—	—	—	—	—	—	—	34,805
Release of trust shares	—	—	(1,715)	—	(435)	6,749	—	—	—	—	5,034
Purchase of treasury stock	(2,779)	—	—	—	—	—	2,779	(123,255)	—	—	(123,255)
Issuance of stock	1,910	—	(46,285)	—	—	—	(1,910)	68,202	—	—	21,917
Balance at September 30, 2012	96,727	$1,190	$358,474	$1,215,966	317	$(3,039)	4,796	$(197,719)	$(56,068)	$23,405	$1,342,209
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
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
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation—The accompanying unaudited interim Condensed Consolidated Financial Statements (“Financial Statements”) for CB&I have been prepared pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (the “SEC”) and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These Financial Statements include all wholly-owned subsidiaries and those entities which we are required to consolidate. See the “Partnering Arrangements” section of this footnote for further discussion of our consolidation policy for those entities that are not wholly-owned. We believe these Financial Statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our results of operations for the three and nine months ended September 30, 2013 and 2012, our financial position as of September 30, 2013 and our cash flows for the nine months ended September 30, 2013 and 2012. The December 31, 2012 Condensed Consolidated Balance Sheet (“Balance Sheet”) was derived from our December 31, 2012 audited Consolidated Balance Sheet. Inventory balances at December 31, 2012 have been reclassified from other current assets to conform to our September 30, 2013 presentation.
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
Use of Estimates—The preparation of our Financial Statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We believe the most significant estimates and judgments are associated with revenue recognition for our contracts, including the recognition of incentive fees and unapproved change orders and claims; determination of fair value with respect to acquired tangible and intangible net assets; recoverability assessments that must be periodically performed with respect to long-lived tangible assets, goodwill and other intangible assets; valuation of deferred tax assets, financial instruments and inventory; the determination of liabilities related to self-insurance programs and income taxes; and consolidation determinations with respect to our partnering arrangements. If the underlying estimates and assumptions upon which our Financial Statements are based change in the future, actual amounts may differ from those included in the accompanying Financial Statements.
Revenue Recognition— Our revenue is primarily derived from long-term contracts and is generally recognized using the percentage of completion (“POC”) method, primarily based on the percentage that actual costs-to-date bear to total estimated costs to complete each contract. We follow the guidance of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Revenue Recognition Topic 605-35 for accounting policies relating to our use of the POC method, estimating costs, and revenue recognition, including the recognition of incentive fees, unapproved change orders and claims, and combining and segmenting contracts. We primarily utilize the cost-to-cost approach to estimate POC as we believe this method is less subjective than relying on assessments of physical progress. Under the cost-to-cost approach, the use of estimated costs to complete each contract is a significant variable in the process of determining recognized revenue and is a significant factor in the accounting for contracts. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts in progress. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates.

CHICAGO BRIDGE & IRON COMPANY N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our long-term contracts are awarded on a competitive bid and negotiated basis and the timing of revenue recognition may be impacted by the terms of such contracts. We use a range of contracting options, including cost-reimbursable, fixed-price and hybrid, which has both cost-reimbursable and fixed-price characteristics. Fixed-price contracts, and hybrid contracts with a more significant fixed-price component, tend to provide us with greater control over project schedule and the timing of when work is performed and costs are incurred, and accordingly, when revenue is recognized. Cost-reimbursable contracts, or hybrid contracts with a more significant cost-reimbursable component, generally provide our customers with greater influence over the timing of when we perform our work, and accordingly, such contracts often result in less predictability with respect to the timing of revenue recognition. Our shorter-term contracts and services are generally provided on a cost-reimbursable, fixed-price or unit-price basis.

Contract revenue for our long-term contracts recognized under the POC method reflects the original contract price adjusted for approved change orders and estimated recoveries for incentive fees, unapproved change orders and claims. We recognize revenue associated with incentive fees when the value can be reliably estimated and recovery is probable. We recognize revenue associated with unapproved change orders and claims to the extent the related costs have been incurred, the value can be reliably estimated and recovery is probable. Our recorded incentive fees, unapproved change orders and claims reflect our best estimate of recovery amounts; however, the ultimate resolution and amounts received could differ from these estimates. See Note 15 for additional discussion of our recorded unapproved change orders and claims.
With respect to our engineering, procurement, and construction (“EPC”) services, our contracts are not segmented between types of services, such as engineering and construction, if each of the EPC components is negotiated concurrently or if the pricing of any such services is subject to the ultimate negotiation and agreement of the entire EPC contract. However, we segment an EPC contract if it includes technology or fabrication services and the technology or fabrication scope is independently negotiated and priced. In addition, an EPC contract including technology or fabrication services may be segmented if we satisfy the segmenting criteria in ASC 605-35. Revenue recorded in these situations is based on our prices and terms for similar services to third party customers. Segmenting a contract may result in different interim rates of profitability for each scope of service than if we had recognized revenue on a combined basis. In some instances, we may combine contracts that are entered into in multiple phases, but are interdependent and include pricing considerations by us and the customer that are impacted by all phases of the project. Otherwise, if each phase is independent of the other and pricing considerations do not give effect to another phase, the contracts will not be combined.
Cost of revenue for our long-term contracts includes direct contract costs, such as materials and labor, and indirect costs that are attributable to contract activity. The timing of when we bill our customers is generally dependent upon advance billing terms, completion of certain phases of the work, or when services are provided. Cumulative costs and estimated earnings recognized to-date in excess of cumulative billings is reported on the Balance Sheet as costs and estimated earnings in excess of billings. Cumulative billings in excess of cumulative costs and estimated earnings recognized to-date is reported on the Balance Sheet as billings in excess of costs and estimated earnings. Any uncollected billed revenue, including contract retentions, is reported as accounts receivable. At September 30, 2013 and December 31, 2012, accounts receivable included contract retentions of approximately $60,100 and $37,200, respectively. Contract retentions due beyond one year were not significant at September 30, 2013 or December 31, 2012.
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
Our billed and unbilled revenue may be exposed to potential credit risk if our customers should encounter financial difficulties, and we maintain reserves for specifically-identified potential uncollectible receivables. At September 30, 2013 and December 31, 2012, allowances for doubtful accounts were approximately $1,700 and $1,300, respectively.
Other Operating Expense (Income), Net—Other operating expense (income), net, generally represents losses (gains) associated with the sale or disposition of property and equipment.
Acquisition-Related Costs—Acquisition-related costs during the three and nine months ended September 30, 2013 primarily included transaction costs, professional fees, and change-in-control and severance-related costs of approximately $5,300 and $76,500, respectively, associated with our acquisition of The Shaw Group, Inc. (“Shaw”) (the “Shaw Acquisition”

CHICAGO BRIDGE & IRON COMPANY N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or “the Acquisition”), as further described in Note 4. Comparable costs during the three and nine months ended September 30, 2012 were approximately $3,500 and $5,000, respectively.
Goodwill and Other Intangible Assets—Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually, absent any indicators of impairment. We perform our annual impairment assessment during the fourth quarter of each year based upon balances as of the beginning of that year’s fourth quarter. As part of our annual impairment assessment in the fourth quarter of 2012, we performed a qualitative assessment of goodwill to determine whether it was more likely than not that the fair value of a reporting unit was less than its carrying value. Based upon this qualitative assessment, a two-phase quantitative assessment was not required to be performed for any of our reporting units. If, based on future qualitative assessments, the two-phase quantitative assessment is deemed necessary, the first phase would screen for impairment, while the second phase, if necessary, would measure impairment. If required, the implied fair value of a reporting unit would be derived by estimating the unit’s discounted future cash flows. During the nine months ended September 30, 2013, no indicators of goodwill impairment were identified.
We amortize our finite-lived intangible assets utilizing either a straight-line or other basis that reflects the period the associated contractual or economic benefits are expected to be realized, with lives ranging from 2 to 20 years, absent any indicators of impairment. We review tangible assets and finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, the estimated future cash flow associated with the asset or asset group will be compared to the asset’s carrying amount to determine if impairment exists. During the nine months ended September 30, 2013, no indicators of impairment were identified. See Note 6 for additional discussion of our goodwill and other intangible assets.

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
Inventory—Inventory is recorded at the lower of cost or market and cost is determined using the first-in-first-out (“FIFO”) or weighted-average cost method. The cost of inventory includes acquisition costs, production or conversion costs, and other costs incurred to bring the inventory to a current location and condition. An allowance for excess or inactive inventory is recorded based upon an analysis that considers current inventory levels, historical usage patterns, estimates of future sales expectations and salvage value. See Note 5 for additional disclosures associated with our inventory.
Foreign Currency—The nature of our business activities involves the management of various financial and market risks, including those related to changes in foreign currency exchange rates. The effects of translating financial statements of foreign operations into our reporting currency are recognized as a cumulative translation adjustment in accumulated other comprehensive income (loss) (“AOCI”) which is net of tax, where applicable. Foreign currency exchange gains (losses) are included within cost of revenue and were immaterial for the three and nine months ended September 30, 2013 and 2012.
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

•
Interest Rate Derivatives—Our interest rate derivatives are limited to a swap arrangement entered on February 28, 2013 to hedge against interest rate variability associated with $505,000 of our $1,000,000 unsecured term loan (the “Term Loan”). The swap arrangement is designated as a cash flow hedge, as its critical terms matched those of the Term Loan at inception and through September 30, 2013. Therefore, changes in the fair value of the swap arrangement are included in AOCI until the associated underlying exposure impacts our earnings.

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
We provide income tax and associated interest reserves, where applicable, in situations where we have and have not received tax assessments. Tax and associated interest reserves are provided in those instances where we consider it more likely than not that additional tax will be due in excess of amounts reflected in income tax returns filed worldwide. At September 30, 2013, our reserves totaled approximately $11,900, including $6,200 associated with the Shaw Acquisition. If these income tax reserves are ultimately unnecessary, approximately $8,700 would impact the effective tax rate as we are contractually indemnified for the remaining balances. At December 31, 2012, our reserves totaled approximately $5,200. We continually review our exposure to additional income tax obligations and, as further information is known or events occur, changes in our tax and interest reserves may be recorded within income tax expense and interest expense, respectively.

Partnering Arrangements—In the ordinary course of business, we execute specific projects and conduct certain operations through joint venture, consortium and other collaborative arrangements (collectively referred to as “venture(s)”). We have various ownership interests in these ventures, with such ownership typically being proportionate to our decision-making and distribution rights. The venture generally contracts directly with the third party customer; however, services may be performed directly by the venture, or may be performed by us or our partners, or a combination thereof.
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
Each venture is assessed at inception and on an ongoing basis as to whether it qualifies as a variable interest entity (“VIE”) under the consolidations guidance in ASC 810. Our ventures generally qualify as a VIE when they (1) meet the definition of a legal entity, (2) absorb the operational risk of the projects being executed, creating a variable interest, and (3) lack sufficient capital investment from the partners, potentially resulting in the venture requiring additional subordinated financial support, if necessary, to finance its future activities.
If at any time a venture qualifies as a VIE, we are required to perform a qualitative assessment to determine whether we are the primary beneficiary of the VIE and, therefore, need to consolidate the VIE. We are the primary beneficiary if we have (1) the power to direct the economically significant activities of the VIE and (2) the right to receive benefits from, and obligation to absorb losses of, the VIE. If the venture is a VIE and we are the primary beneficiary, or we otherwise have the ability to control the venture, we consolidate the venture. If we are not determined to be the primary beneficiary of the VIE, or only have the ability to significantly influence, rather than control the venture, we do not consolidate the venture. We account for unconsolidated ventures using the equity method or proportionate consolidation. At September 30, 2013 and December 31, 2012, we had no material proportionately consolidated ventures. See Note 7 for additional discussion of our material partnering arrangements.
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
3. EARNINGS PER SHARE
A reconciliation of weighted average basic shares outstanding to weighted average diluted shares outstanding and the computation of basic and diluted EPS are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income attributable to CB&I	$117,688	$80,231	$257,339	$212,038
Weighted average shares outstanding—basic (1)	107,277	96,399	105,398	96,684
Effect of restricted shares/performance shares/stock options (2)	1,319	1,345	1,405	1,477
Effect of directors’ deferred-fee shares	69	70	71	70
Weighted average shares outstanding—diluted	108,665	97,814	106,874	98,231
Net income attributable to CB&I per share:
Basic	$1.10	$0.83	$2.44	$2.19
Diluted	$1.08	$0.82	$2.41	$2.16

(1) 2013 includes the impact of 8,893 shares issued in connection with the Shaw Acquisition
(2) Antidilutive options excluded from EPS	118	166	142	166
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

At the Acquisition Closing Date, each issued and outstanding share of Shaw common stock, no par value (other than any dissenting shares, treasury shares, or shares held by Shaw, CB&I or their respective subsidiaries), was canceled and extinguished and converted into the right to receive (i) $41.00 in cash and (ii) an amount of cash in Euros equal to the par value of 0.12883 shares of CB&I common stock, which cash was not actually paid, but was instead converted automatically into 0.12883 shares of CB&I common stock (the “Acquisition Consideration”). Stock-settled and cash-settled equity-based awards relating to shares of Shaw’s common stock were either canceled and converted into the right to receive the Acquisition Consideration (or the cash value thereof) or were converted into comparable CB&I awards on generally the same terms and conditions as prior to the Acquisition Closing Date. On the Acquisition Closing Date, we issued 8,893 shares of CB&I common stock and converted an equivalent of 1,362 shares into CB&I stock-settled equity-based awards. An equivalent of 473 shares of CB&I cash-settled equity-based awards were converted and recognized as a liability on our initial balance sheet within accrued and other non-current liabilities.
From the Acquisition Closing Date through September 30, 2013, revenue and income from operations associated with the Shaw Acquisition (excluding acquisition-related costs and including intangibles amortization) totaled approximately $2,884,700 and $130,000, respectively. Additionally, in connection with the Shaw Acquisition, during the three months ended September 30, 2013, we incurred approximately $20,000 and $5,300 of financing and acquisition-related costs, respectively, and during the

CHICAGO BRIDGE & IRON COMPANY N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

nine months ended September 30, 2013, we incurred approximately $59,100 and $76,500 of financing and acquisition-related costs, respectively. Financing-related costs were recognized in interest expense on our Statement of Operations and included approximately $8,500 of interest and fees incurred prior to the Acquisition Closing Date, and approximately $2,000 of interest related to one-time commitments satisfied during the first quarter of 2013 (see Note 9 for further discussion). Acquisition-related costs primarily included transaction costs, professional fees, and change-in-control and severance-related costs.
Preliminary Purchase Price Allocation—The aggregate purchase price noted above has been allocated to the major categories of assets and liabilities acquired based upon their estimated fair values at the Acquisition Closing Date, which were based, in part, upon outside preliminary appraisals for certain assets, including specifically-identified intangible assets and machinery and equipment. The excess of the purchase price over the preliminary estimated fair value of the net tangible and identifiable intangible assets acquired, totaling $2,826,450, was recorded as goodwill.
The following table summarizes our preliminary purchase price allocation at the Acquisition Closing Date:

Net tangible assets:
Unrestricted cash	$1,137,927
Inventory	272,192
Other current assets	504,442
Property and equipment	516,407
Other non-current assets	76,258
Deferred income taxes, net (1)	543,006
Westinghouse obligations, net (2)	(44,793)
Contracts in progress, net (3)	(1,779,871)
Accounts payable	(535,618)
Other current liabilities	(442,814)
Other non-current liabilities	(145,616)
Total net tangible assets	101,520
Intangible assets (4):
Backlog and customer relationships	280,800
Tradenames	121,000
Other	10,300
Total intangible assets	412,100
Goodwill (5)	2,826,450
Total purchase price	3,340,070
Unrestricted cash acquired	(1,137,927)
Total purchase price, net of unrestricted cash acquired	$2,202,143

(1)
Deferred Income Taxes—Deferred income taxes represent deferred taxes recorded in connection with our preliminary purchase price allocation and include $677,879 of deferred tax assets and $134,873 of deferred tax liabilities.

(2)
Westinghouse Obligations—Westinghouse obligations represent the net obligation we acquired associated with Shaw’s investment in Westinghouse and includes $1,380,086 of bond obligations less $1,335,293 of acquired restricted cash that was used to settle a portion of the bond obligation. See Note 9 for further discussion.

(3)
Contracts in Progress—Included in contracts in progress is a margin fair value adjustment of approximately $650,800 associated with acquired long-term contracts that were less than fair value at the Acquisition Closing Date. This margin fair value adjustment will be included in revenue on a POC basis as the applicable projects progress over approximately five to six years.

(4)
Intangible Assets—Acquired intangible assets totaling $412,100 primarily consist of backlog, customer relationships and tradenames. Backlog and customer relationships represent the fair value of existing contracts and the underlying customer relationships, have estimated lives ranging from 2 to 20 years, and are amortized over a weighted average life of 6 years. The fair value of acquired tradenames have estimated lives of 10 years and are amortized over a weighted average life of 3 years. Other intangible assets primarily consist of the fair value of technologies, have estimated lives of 15 years and are amortized over a weighted average life of 5 years. The amortization lives and timing of amortization for all the acquired intangible assets are based on the estimated periods over which the economic benefits are

CHICAGO BRIDGE & IRON COMPANY N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

anticipated to be realized. For the nine months ended September 30, 2013, amortization for these intangible assets totaled approximately $28,750.

(5)
Goodwill—Goodwill represents the excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets. The factors contributing to our goodwill balance include the acquired established workforce and estimated future cost savings and revenue synergies associated with our combined operations. Our allocation of goodwill to each operating group has not been completed and, accordingly, has not been presented. Of the $2,826,450 of estimated total goodwill recorded in conjunction with the Shaw Acquisition, approximately $44,200 is deductible for tax purposes.

The purchase price allocation and related amortization periods are based upon preliminary information and are subject to change when additional information concerning final asset and liability valuations is obtained. We have not completed our final assessment of the fair value of purchased intangible assets, property and equipment, inventory, tax balances, contingent liabilities, long-term leases, partnering arrangements or acquired contracts. Our final purchase price allocation, to be completed in the fourth quarter 2013, may result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill. Significant changes in our preliminary purchase price allocation since our initial estimate reported in the first quarter 2013 were primarily related to $662,085 of fair value adjustments associated with our acquired contracts, $20,570 of increases in the estimated fair value of machinery and equipment, and $239,599 of associated net adjustments to deferred taxes.
Supplemental Pro Forma Financial Information (Unaudited)—The following unaudited pro forma condensed combined financial information (“the pro forma financial information”) gives effect to the acquisition of Shaw by CB&I, accounted for as a business combination using the purchase method of accounting. CB&I’s fiscal year ends on December 31, while Shaw’s ended on August 31, prior to the Acquisition. To give effect to the Shaw Acquisition for pro forma financial information purposes, Shaw’s historical results were brought to within one month of CB&I’s interim results for the three and nine month periods ended September 30, 2012, and included the three and nine month periods ended August 31, 2012. The pro forma financial information reflects the Shaw Acquisition and related events as if they occurred on January 1, 2012, and gives effect to pro forma events that are directly attributable to the Acquisition, factually supportable, and expected to have a continuing impact on the combined results of CB&I and Shaw following the Acquisition. The pro forma financial information includes adjustments to: (1) exclude transaction costs, professional fees, and change-in-control and severance-related costs that were included in CB&I's and Shaw’s historical results and are not expected to be recurring; (2) exclude the results of portions of the Shaw business that were not acquired by CB&I or are not expected to have a continuing impact; (3) include additional intangibles amortization and net interest expense associated with the Shaw Acquisition; and (4) include the pro forma results of Shaw from January 1, 2013 through the Acquisition Closing Date for the nine month period ended September 30, 2013. Adjustments, net of tax, included in the pro forma net income below that were of a non-recurring nature totaled approximately $3,600 and $61,100 for the three and nine month 2013 periods, respectively, reflecting the elimination of financing and acquisition-related costs. Non-recurring adjustments to the comparable 2012 periods below totaled approximately $57,100 and $50,700, respectively, reflecting the exclusion of net income generated from portions of the Shaw business that were not acquired, as well as the elimination of acquisition-related costs. This pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the pro forma events taken place on the dates indicated. Further, the pro forma financial information does not purport to project the future operating results of the combined company following the Acquisition.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Pro forma revenue	$2,988,550	$2,786,270	$8,584,140	$8,037,570
Pro forma net income attributable to CB&I	$121,344	$109,942	$321,027	$248,876
Pro forma net income attributable to CB&I per share:
Basic	$1.13	$1.04	$3.00	$2.36
Diluted	$1.12	$1.03	$2.96	$2.32

Other Acquisitions

In May 2013, we acquired a coal gasification technology ("E-Gas") for cash consideration of approximately $60,800. The E-Gas acquisition primarily consisted of process technology intangible assets that will be amortized on a straight-line basis over a fifteen year period to match the period over which the economic benefits are anticipated to be realized.

5. INVENTORY
The components of inventory at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013	December 31, 2012
Raw materials	$184,452	$11,870
Work in process	39,393	1,360
Finished goods	92,651	19,089
Total	$316,496	$32,319

6. GOODWILL AND OTHER INTANGIBLES
Goodwill—At September 30, 2013 and December 31, 2012, our goodwill balances were $3,754,344 and $926,711, respectively, attributable to the excess of the purchase price over the fair value of net assets acquired in connection with our acquisitions:

Balance at December 31, 2012	$926,711
Shaw Acquisition (Note 4)	2,826,450
Foreign currency translation	5,596
Amortization of tax goodwill in excess of book goodwill	(4,413)
Balance at September 30, 2013	$3,754,344
During the nine months ended September 30, 2013, no indicators of goodwill impairment were identified and therefore no goodwill impairment charge was recorded. There can be no assurance that our future goodwill impairment analyses will not result in charges to earnings.
Other Intangible Assets—The following table provides a summary of our acquired finite-lived intangible assets at September 30, 2013 and December 31, 2012, including weighted-average useful lives for each major intangible asset class and in total:

	September 30, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets (weighted average life)
Backlog and customer relationships (6 years)	$280,800	$(20,348)	$—	$—
Process technologies (15 years)	301,109	(85,192)	228,304	(71,391)
Tradenames (4 years)	131,504	(11,018)	10,417	(2,659)
Lease agreements (6 years)	7,597	(7,322)	7,409	(6,599)
Non-compete agreements (7 years)	2,979	(2,457)	2,929	(2,102)
Total (9 years) (1)	$723,989	$(126,337)	$249,059	$(82,751)

(1)
The increase in intangibles during the nine months ended September 30, 2013 primarily relates to approximately $412,100 of intangibles acquired in connection with the Shaw Acquisition and approximately $60,800 acquired in connection with our acquisition of E-Gas (both as further discussed in Note 4), partially offset by amortization expense. Amortization expense for our intangibles existing at September 30, 2013 is anticipated to be approximately $59,500, $77,500, $67,700, $60,300 and $49,000 for 2013, 2014, 2015, 2016 and 2017, respectively.

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

•
NET Power LLC (“NET Power”)—We have a commitment to invest up to $50,400 in cash and in-kind services in NET Power, a venture between CB&I and various other parties, formed for the purpose of developing a new fossil fuel-based power generation technology and building a demonstration unit that is intended to produce cost-effective power with little-to-no carbon dioxide emissions. Our investment funding is contingent upon demonstration of various levels of feasibility of the NET Power technology and could result in up to a 50% interest in NET Power and provide for the exclusive right to engineer, procure and construct NET Power plants. At September 30, 2013, we had cumulatively invested cash and in-kind services of approximately $6,700, including $4,500 recognized prior to the Shaw Acquisition, and had an approximate 10% interest in NET Power. Cash and in-kind contributions subsequent to the Shaw Acquisition have been expensed within our equity earnings.

We have no other material unconsolidated ventures.
Consolidated Ventures—The following is a summary description of the material ventures we consolidate due to their designation as VIEs for which we are the primary beneficiary:

•
CB&I/Kentz—We have a venture with Kentz (CB&I—65%, Kentz—35%) to perform the structural, mechanical, piping, electrical and instrumentation work on, and to provide commissioning support for, three Liquefied Natural Gas (“LNG”) trains, including associated utilities and a domestic gas processing and compression plant, for the Gorgon LNG project, located on Barrow Island, Australia. Our CB&I/Kentz project value is approximately $4,500,000.

•
CB&I/Clough—We have a venture with Clough (CB&I—65%, Clough—35%) to perform the EPC work for a gas conditioning plant, nearby wellheads, and associated piping and infrastructure for the Papua New Guinea LNG project, located in the Southern Highlands of Papua New Guinea. Our CB&I/Clough project value is approximately $2,000,000.

•
CB&I/AREVA—We have a venture with AREVA (CB&I—70%, AREVA—30%) to design, license and construct a mixed oxide fuel fabrication facility in Aiken, South Carolina, which will be used to convert weapons-grade plutonium into fuel for nuclear power plants for the U.S. Department of Energy. Our CB&I/AREVA project value is approximately $5,000,000.

CHICAGO BRIDGE & IRON COMPANY N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

All other ventures that we consolidate due to their designation as VIEs are not individually material and are therefore aggregated as "All Other" in the table below. The following table presents summarized balance sheet information for our consolidated VIEs:

	September 30, 2013	December 31, 2012
CB&I/Kentz
Current assets	$169,471	$82,421
Current liabilities	$64,478	$39,276
CB&I/Clough
Current assets	$171,679	$145,666
Current liabilities	$88,072	$79,523
CB&I/AREVA (1)
Current assets	$117,510	$—
Current liabilities	$136,095	$—
All Other
Current assets	$83,681	$24,536
Non-current assets	50,096	—
Total assets	$133,777	$24,536
Current liabilities	$56,957	$28,339

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
8. FACILITY REALIGNMENT AND CHANGE-IN-CONTROL LIABILITIES
At September 30, 2013 and December 31, 2012, we had a facility realignment liability related to the recognition of future operating lease expense for unutilized facility capacity where we remain contractually obligated to a lessor. The liability was recognized within accrued liabilities and other non-current liabilities, as applicable, based upon the anticipated timing of payment. Additionally, we had change-in-control obligations of approximately $37,000 associated with the Shaw Acquisition that were paid in the third quarter 2013. The following table summarizes the movements in the facility realignment and change-in-control liabilities during the nine months ended September 30, 2013:

Balance at December 31, 2012	$12,752
Charges	—
Shaw Acquisition-related obligations	37,000
Cash payments	(43,611)
Foreign exchange and other	17
Balance at September 30, 2013	$6,158

CHICAGO BRIDGE & IRON COMPANY N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. DEBT
Our outstanding debt at September 30, 2013 and December 31, 2012 was as follows:

	September 30, 2013	December 31, 2012
Current
Revolving facility debt	244,000	—
Current maturities of term loan	93,750	—
Current debt	$337,750	$—
Long-Term
Term Loan: $1,000,000 term loan (interest at LIBOR plus an applicable floating margin)	943,750	—
Senior Notes: $800,000 senior notes, series A-D (fixed interest ranging from 4.15% to 5.30%)	800,000	800,000
Less: current maturities of term loan	(93,750)	—
Long-term debt	$1,650,000	$800,000

Revolving Facilities—At September 30, 2013, we had a four-year, $1,100,000, committed and unsecured revolving credit facility (the “Revolving Facility”) with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, and Bank of America, N.A. (“BofA”), as syndication agent, which was scheduled to expire in July 2014 and was replaced with a new revolving credit facility (discussed below). The Revolving Facility was previously amended effective December 21, 2012 to allow for the Shaw Acquisition and related financing. The Revolving Facility, as amended, had a borrowing sublimit of $550,000 and certain financial covenants, including a temporary maximum leverage ratio of 3.25 beginning at the Acquisition Closing Date, with such maximum declining to its previous level of 2.50 within six quarters of the Acquisition Closing Date, a minimum fixed charge coverage ratio of 1.75 and a minimum net worth level calculated as $1,505,896 at September 30, 2013. The Revolving Facility also included customary restrictions regarding subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, and mergers and acquisitions, as well as a trailing twelve-month limitation for dividend payments and share repurchases of $200,000 if our leverage ratio exceeded 2.00 and $300,000 if our leverage ratio was below 2.00, among other restrictions. In addition to interest on debt borrowings, we were assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. The interest, letter of credit fee, and commitment fee percentages were based upon our quarterly leverage ratio. In the event we borrowed funds under the facility, interest was assessed at either prime plus an applicable floating margin, or LIBOR plus an applicable floating margin. At September 30, 2013, we had no outstanding borrowings under the facility, but had $157,174 of outstanding letters of credit, providing $942,826 of available capacity. Such letters of credit are generally issued to customers in the ordinary course of business to support advance payments and performance guarantees, in lieu of retention on our contracts, or in certain cases, are issued in support of our insurance program. During the nine months ended September 30, 2013, our maximum outstanding borrowings under the facility were approximately $195,500.
Effective October 28, 2013, we replaced our Revolving Facility, with a five-year, $1,350,000, committed and unsecured revolving facility (the "New Revolving Facility") with BofA, as administrative agent, and BNP Paribas Securities Corp., BBVA Compass, Credit Agricole Corporate and Investment Bank (“Credit Agricole”) and The Royal Bank of Scotland plc, each as syndication agents, which expires in October 2018. The New Revolving Facility has a borrowing sublimit of $675,000 (with financial letters of credit not to exceed $270,000) and certain financial covenants, including a maximum leverage ratio of 3.00, a minimum fixed charge coverage ratio of 1.75, and a minimum net worth level calculated subsequent to September 30, 2013. The New Revolving Facility also includes customary restrictions regarding subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, and mergers and acquisitions, and includes a trailing twelve-month limitation of $250,000 for dividend payments and share repurchases if our leverage ratio exceeds 1.50 (unlimited if our leverage ratio is equal to or below 1.50), among other restrictions.
We also have a five-year, $650,000, committed and unsecured revolving credit facility (the “Second Revolving Facility”) with BofA, as administrative agent, and Credit Agricole , as syndication agent, which expires in February 2018. The Second Revolving Facility supplements our Revolving Facility, has a $487,500 borrowing sublimit, had financial and restrictive covenants similar to those noted above for the Revolving Facility, and was amended effective October 28, 2013 to include financial and restrictive covenants similar to those noted above for the New Revolving Facility. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on

CHICAGO BRIDGE & IRON COMPANY N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding instruments. The interest, letter of credit fee, and commitment fee percentages are based upon our quarterly leverage ratio. In the event we borrow funds under the facility, interest is assessed at either prime plus an applicable floating margin, or LIBOR plus an applicable floating margin. At September 30, 2013, we had $244,000 of outstanding borrowings and $208,519 of outstanding letters of credit under the facility (including $95,467 to replace Shaw’s previous credit facilities), providing $197,481 of available capacity. During the nine months ended September 30, 2013, our maximum outstanding borrowings under the facility were $427,000.

Term Loan—At September 30, 2013, we had $943,750 remaining on our four-year, $1,000,000 unsecured Term Loan with BofA as administrative agent, which was used to fund a portion of the Shaw Acquisition on the Acquisition Closing Date. Interest and principal under the Term Loan is payable quarterly in arrears and bears interest at LIBOR plus an applicable floating margin. However, we entered into an interest rate swap on February 28, 2013 to hedge against $505,000 of the $1,000,000 Term Loan, which resulted in a weighted average interest rate of approximately 2.44% during the nine months ended September 30, 2013, inclusive of the applicable floating margin of 2.0%. Annual maturities for the Term Loan are $75,000, $100,000, $100,000, $150,000 and $575,000 in 2013, 2014, 2015, 2016 and 2017, respectively. The Term Loan had financial and restrictive covenants similar to those noted above for the Revolving Facility and was amended effective October 28, 2013 to include financial and restrictive covenants similar to those noted above for the New Revolving Facility.

Senior Notes—We have a series of senior notes totaling $800,000 in the aggregate (“Senior Notes”), with Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Credit Agricole, as administrative agents, which were used to fund a portion of the Shaw Acquisition. The Senior Notes were funded into an escrow account on December 28, 2012, and were restricted from use until the Acquisition Closing Date. Accordingly, the escrowed funds were recorded as restricted cash, and the Senior Notes were recorded as long-term debt, on our December 31, 2012 Balance Sheet. The Senior Notes had financial and restrictive covenants similar to those noted above for the Revolving Facility and will have prospective covenants similar to the New Revolving Facility. The Senior Notes include Series A through D, which contain the following terms:

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
Uncommitted Facilities—We also have various short-term, uncommitted revolving credit facilities (the “Uncommitted Facilities”) across several geographic regions of approximately $1,928,730. These facilities are generally used to provide letters of credit or bank guarantees to customers to support advance payments and performance guarantees in the ordinary course of business or in lieu of retention on our contracts. At September 30, 2013, we had $744,275 of outstanding letters of credit under these facilities (including $103,939 to replace Shaw’s previous credit facilities), providing $1,184,455 of available capacity. In addition to providing letters of credit or bank guarantees, we also issue surety bonds in the ordinary course of business to support our contract performance.
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
Compliance and Other—At September 30, 2013, we were in compliance with all of our restrictive and financial covenants associated with our debt and revolving credit facilities. Capitalized interest was insignificant at September 30, 2013 and December 31, 2012.

CHICAGO BRIDGE & IRON COMPANY N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. FINANCIAL INSTRUMENTS

Foreign Currency Exchange Rate Derivatives
Operating Exposures—At September 30, 2013, the notional value of our outstanding forward contracts to hedge certain foreign exchange-related operating exposures was approximately $190,300. These contracts vary in duration, maturing up to three years from period-end. We designate certain of these hedges as cash flow hedges and accordingly, changes in their fair value are recognized in AOCI until the associated underlying operating exposure impacts our earnings. We exclude forward points, which are recognized as ineffectiveness within cost of revenue and are not material to our earnings, from our hedge assessment analysis.
Interest Rate Derivatives
Interest Rate Exposures—On February 28, 2013, we entered a swap arrangement to hedge against interest rate variability associated with $505,000 of our $1,000,000 Term Loan. The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Loan at inception and through September 30, 2013. Accordingly, changes in the fair value of the hedge are recognized in AOCI until the associated underlying exposure impacts our earnings.

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

•
Level 3—Fair value is based upon internally-developed models that use, as their basis, significant unobservable market parameters. We did not have any Level 3 classifications at September 30, 2013 or December 31, 2012.

CHICAGO BRIDGE & IRON COMPANY N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the fair value of our cash and cash equivalents, restricted cash, foreign currency exchange rate derivatives and interest rate derivatives at September 30, 2013 and December 31, 2012, respectively, by valuation hierarchy and balance sheet classification:

	September 30, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$542,963	$—	$—	$542,963	$643,395	$—	$—	$643,395
Restricted cash	—	—	—	—	800,000	—	—	800,000
Derivatives (1):
Other current assets	—	2,708	—	2,708	—	1,731	—	1,731
Other non-current assets	—	4,545	—	4,545	—	5	—	5
Total assets at fair value	$542,963	$7,253	$—	$550,216	$1,443,395	$1,736	$—	$1,445,131
Liabilities
Derivatives (1):
Accrued liabilities	$—	$(5,158)	$—	$(5,158)	$—	$(5,072)	$—	$(5,072)
Other non-current liabilities	—	(595)	—	(595)	—	(497)	—	(497)
Total liabilities at fair value	$—	$(5,753)	$—	$(5,753)	$—	$(5,569)	$—	$(5,569)

(1)
We are exposed to credit risk on our hedging instruments associated with potential counterparty non-performance, and the fair value of our derivatives reflects this credit risk. The total level 2 assets at fair value above represent the maximum loss that we would incur on our outstanding hedges if the applicable counterparties failed to perform according to the hedge contracts. To help mitigate counterparty credit risk, we transact only with counterparties that are rated as investment grade or higher and monitor all counterparties on a continuous basis.

The carrying values of our accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. At September 30, 2013, the fair value of our Term Loan, based upon the current market rates for debt with similar credit risk and maturity, approximated its carrying value as interest is based upon LIBOR plus an applicable floating spread and is paid quarterly in arrears. Our Senior Notes are categorized within level 2 of the valuation hierarchy and had a total fair value of approximately $762,000 at September 30, 2013, based upon the current market rates for debt with similar credit risk and maturities.

CHICAGO BRIDGE & IRON COMPANY N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivatives Disclosures
Fair Value—The following table presents the total fair value by underlying risk and balance sheet classification for derivatives designated as cash flow hedges and derivatives not designated as cash flow hedges at September 30, 2013 and December 31, 2012:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Classification	September 30, 2013	December 31, 2012	Balance Sheet Classification	September 30, 2013	December 31, 2012
Derivatives designated as cash flow hedges
Interest rate	Other current and non-current assets	$3,754	$—	Accrued and other non-current liabilities	$(2,430)	$—
Foreign currency	Other current and non-current assets	1,609	628	Accrued and other non-current liabilities	(734)	(862)
		$5,363	$628		$(3,164)	$(862)
Derivatives not designated as cash flow hedges
Interest rate	Other current and non-current assets	$—	$—	Accrued and other non-current liabilities	$—	$—
Foreign currency	Other current and non-current assets	1,890	1,108	Accrued and other non-current liabilities	(2,589)	(4,707)
		$1,890	$1,108		$(2,589)	$(4,707)
Total fair value		$7,253	$1,736		$(5,753)	$(5,569)
Master Netting Arrangements—Our derivatives are executed under International Swaps and Derivatives Association MNAs, which generally allow us and our counterparties to net settle, in a single net payable or receivable, obligations due on the same day, in the same currency and for the same type of derivative instrument. We have elected the option to record all derivatives on a gross basis in our Balance Sheet. The following table presents our derivative assets and liabilities at September 30, 2013 on a gross basis and a net settlement basis:

	Gross Amounts Recognized (i)	Gross Amounts Offset on the Balance Sheet (ii)	Net Amounts Presented on the Balance Sheet (iii) = (i) - (ii)	Gross Amounts Not Offset on the Balance Sheet (iv)		Net Amount (v) = (iii) - (iv)
				Financial Instruments	Cash Collateral Received
Derivatives
Assets:
Interest rate	$3,754	$—	$3,754	$—	$—	$3,754
Foreign currency	3,499	—	3,499	(102)	—	3,397
Total assets	$7,253	$—	$7,253	$(102)	$—	$7,151
Liabilities:
Interest rate	$(2,430)	$—	$(2,430)	$—	$—	$(2,430)
Foreign currency	(3,323)	—	(3,323)	102	—	(3,221)
Total liabilities	$(5,753)	$—	$(5,753)	$102	$—	$(5,651)

CHICAGO BRIDGE & IRON COMPANY N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AOCI/Other—The following table presents the total value, by underlying risk, recognized in other comprehensive income (“OCI”) and reclassified from AOCI to interest expense (interest rate derivatives) and cost of revenue (foreign currency derivatives) during the three and nine months ended September 30, 2013 and September 30, 2012, for derivatives designated as cash flow hedges:

	Amount of Gain (Loss) on Effective Derivative Portion
	Recognized in OCI				Reclassified from AOCI into Earnings (1)
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Derivatives designated as cash flow hedges
Interest rate	$(2,375)	$22	$61	$(18)	$(556)	$(389)	$(1,263)	$(1,156)
Foreign currency	(1,146)	(332)	1,284	470	581	541	1,013	(341)
Total	$(3,521)	$(310)	$1,345	$452	$25	$152	$(250)	$(1,497)

(1)	Net unrealized losses totaling $562 are anticipated to be reclassified from AOCI into earnings during the next 12 months due to settlement of the associated underlying obligations.
The following table presents the total value, by underlying risk, recognized in cost of revenue for the three and nine months ended September 30, 2013 and September 30, 2012 for foreign currency derivatives not designated as cash flow hedges:

	Amount of Gain (Loss) Recognized in Earnings
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Derivatives not designated as cash flow hedges
Foreign currency	(3,584)	(305)	667	(3,520)
Total	$(3,584)	$(305)	$667	$(3,520)
11. RETIREMENT BENEFITS
Our 2012 Annual Report disclosed anticipated 2013 defined benefit pension and other postretirement plan contributions of approximately $16,800 and $2,900, respectively. The following table provides updated contribution information for our plans at September 30, 2013:

	Pension Plans	Other Postretirement Plans
Contributions made through September 30, 2013	$13,486	$1,675
Contributions expected for the remainder of 2013	4,223	716
Total contributions expected for 2013 (1)	$17,709	$2,391

(1)	Includes $1,129 associated with pension plans acquired in the Shaw Acquisition.

The following table provides a breakout of the components of net periodic benefit cost associated with our defined benefit pension and other postretirement plans for the three and nine months ended September 30, 2013 and September 30, 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Pension Plans
Service cost	$1,657	$944	$4,928	$2,893
Interest cost	7,801	6,526	22,490	19,900
Expected return on plan assets	(7,499)	(5,855)	(21,433)	(17,832)
Amortization of prior service credits	(116)	(110)	(345)	(338)
Recognized net actuarial losses	1,128	679	3,377	2,032
Net periodic benefit cost (1)	$2,971	$2,184	$9,017	$6,655
Other Postretirement Plans
Service cost	$311	$281	$933	$843
Interest cost	516	660	1,548	1,978
Amortization of prior service credits	(66)	(68)	(200)	(202)
Recognized net actuarial gains	(130)	(69)	(388)	(209)
Net periodic benefit cost	$631	$804	$1,893	$2,410

(1)	Includes $356 and $895 of income associated with pension plans acquired in the Shaw Acquisition for the three and nine months ended September 30, 2013, respectively.
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
Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Over the past several decades and through September 30, 2013, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 5,300 plaintiffs and, of those claims, approximately 1,400 claims were pending and 3,900 have been closed through dismissals or settlements. Over the past several decades and through September 30, 2013, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount of approximately one thousand dollars per claim. We review each case on its own merits and make accruals based upon the probability of loss and our estimates of the amount of liability and related expenses, if any. We do not believe that any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow, and, at September 30, 2013, we had approximately $2,900 accrued for liability and related expenses. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that we may expect to recover because of the variability in coverage amounts, limitations and deductibles, or the viability of carriers, with respect to our insurance policies for the years in question.
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
13. ACCUMULATED OTHER COMPREHENSIVE INCOME
As noted in the New Accounting Standards section of Note 2, additional AOCI disclosures are required, including (1) changes in AOCI balances by component and (2) significant items reclassified from AOCI into earnings. The following tables present changes in AOCI by component and reclassification of AOCI into earnings for the nine months ended September 30, 2013:

	Nine Months Ended September 30, 2013
	Currency Translation Adjustment (1)	Unrealized Fair Value Of Cash Flow Hedges	Defined Benefit Pension and Other Postretirement Plans	Total
Balance at December 31, 2012	$(21,843)	$296	$(79,485)	$(101,032)
OCI before reclassifications	(8,138)	1,944	(596)	(6,790)
Amounts reclassified from AOCI	—	383	2,388	2,771
Net OCI	(8,138)	2,327	1,792	(4,019)
Balance at September 30, 2013	$(29,981)	$2,623	$(77,693)	$(105,051)

(1)
The currency translation adjustment component of AOCI was impacted during the nine months ended September 30, 2013 primarily by movements in the Australian Dollar exchange rates against the U.S. Dollar.

Amounts
Reclassified
AOCI Components	From AOCI
Unrealized Fair Value Of Cash Flow Hedges (1)
Interest rate derivatives (interest expense)	$1,263
Foreign currency derivatives (cost of revenue)	(1,013)
Total, before taxes	$250
Taxes	133
Total, net of taxes	$383
Defined Benefit Pension and Other Postretirement Plans (2)
Amortization of prior service costs/credits	$(545)
Recognized net actuarial gains/losses	2,989
Total, before taxes	$2,444
Taxes	(56)
Total, net of taxes	$2,388

(1)	See Note 10 for further discussion of our cash flow hedges, including the total value reclassified from AOCI to earnings.

(2)	See Note 11 for further discussion of our defined benefit pension and other postretirement plans, including the components of net periodic benefit cost.

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
Shaw Acquisition—As discussed in Note 4, at the Acquisition Closing Date, unvested and unexercised stock-settled equity-based awards (including stock options and restricted stock units ("RSUs")), and cash-settled equity-based awards (including RSUs and stock appreciation rights (“SARs”)), relating to shares of Shaw’s common stock were either canceled and converted into the right to receive the Acquisition Consideration (or the cash value thereof) or were converted into comparable CB&I stock-settled or cash-settled equity-based awards with generally the same terms and conditions as prior to the Acquisition Closing Date. In conjunction with the Shaw Acquisition we converted Shaw’s stock-settled and cash-settled equity-based awards to the following equivalent CB&I awards:

Equity-Based Awards (stock-settled)
Stock options (1)	1,081
Stock-settled RSUs (2)	281
Total	1,362
Equity-Based Awards (cash-settled)
Cash-settled RSUs (3)	307
Cash-settled SARs (4)	166
Total (5)	473

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

(2)
Stock-settled RSUs represent Shaw unvested RSUs and performance cash units that were granted subsequent to July 30, 2012, the date of the Acquisition Agreement, and converted to CB&I RSUs. These RSUs continue to vest over the three-year period from the original grant date.

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

CHICAGO BRIDGE & IRON COMPANY N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Settled and Cash-Settled Equity-Based Plans—During the nine months ended September 30, 2013, we granted the following awards associated with our equity-based incentive plans:

	Shares (1)	Weighted Average Grant-Date Fair Value Per Share
RSUs	437	$53.70
Performance shares	366	$57.40
Total	803

(1)	No stock options were granted during the nine months ended September 30, 2013.
Our cash-settled equity-based awards only relate to the aforementioned unvested Shaw awards existing at the Acquisition Closing Date that were replaced with CB&I equivalent awards. We had no additional cash-settled equity-based grants during the nine months ended September 30, 2013.

During the nine months ended September 30, 2013, we had the following activity associated with our equity-based incentive plans and employee stock purchase plan (“ESPP”):

Equity-Based Awards (stock-settled)
Performance shares (issued upon vesting)	667
RSUs (issued upon vesting) (1)	923
Stock options (issued upon exercise)	723
ESPP shares (issued upon sale)	147
Total Shares Issued	2,460

Equity-Based Awards (cash-settled)
Cash-settled RSUs (paid upon vesting)	$2,284
Cash-settled SARs (paid upon exercise)	628
Total Cash Payments	$2,912

(1)	Includes 399 shares that were previously transferred to a rabbi trust upon grant and reported as stock held in trust on our Balance Sheet.
During the three months ended September 30, 2013 and 2012, we recognized $8,631 and $6,366, respectively, of stock-based compensation expense, and during the nine months ended September 30, 2013 and 2012, we recognized $48,953 and $34,805, respectively, of stock-based compensation expense, primarily within selling and administrative expense. In addition, we recognized $10,811 of expense primarily in the first quarter of 2013 as a result of accelerated vesting for terminated employees associated with the Shaw Acquisition. These incremental costs were recognized within acquisition-related costs on our Statement of Operations. For additional information related to our equity-based incentive plans, see Note 14 to our 2012 Annual Report.
Share Repurchases—During the nine months ended September 30, 2013, we repurchased 467 shares for $24,996 (an average price of $53.50), for taxes withheld on taxable share distributions.

CHICAGO BRIDGE & IRON COMPANY N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. UNAPPROVED CHANGE ORDERS AND CLAIMS
We recognize revenue associated with unapproved change orders and claims to the extent the related costs have been incurred, the value can be reliably estimated and recovery is probable. The following table summarizes information related to our significant unapproved change orders and claims with our customers (for which we have adjusted project price) at September 30, 2013 and December 31, 2012:

Nine Months Ended
September 30, 2013
Amounts included in project price—December 31, 2012	$47,100
Amounts acquired in the Shaw Acquisition (1)	505,000
Increase in project price, net	9,700
Amounts included in project price—September 30, 2013	$561,800

Revenue recorded on a POC basis during the nine months ended September 30, 2013	$42,700
Revenue recorded on a POC basis cumulatively through September 30, 2013 (2)	$85,100

(1)
The changes in the preliminary amounts acquired in the Shaw Acquisition since our initial estimate reported in the first quarter 2013 were primarily related to increases in fair value adjustments associated with our acquired contracts.

(2)
The cumulative amount recognized on a POC basis through September 30, 2013 excludes $102,400 that was recognized prior to the Shaw Acquisition and was recorded in the Acquisition Closing Date balance sheet.

We have consortium agreements (the “Consortium Agreements”) with WEC under which we have contracted with two separate customers (the “Customer Contracts”) for the construction of two nuclear power plants in Georgia (the “Georgia Nuclear Project”) and South Carolina (collectively with the Georgia Nuclear Project, the “Nuclear Projects”). The Nuclear Projects are reflected within our Engineering, Construction and Maintenance operating group. Under the scope of work provided in each of the Consortium Agreements, WEC is primarily responsible for engineering and procurement activities associated with the nuclear island component of the Nuclear Projects, while we are responsible for engineering and procurement for the balance of plant and substantially all of the construction activities for the Nuclear Projects. The Customer Contracts provide WEC and us contractual entitlement (“Customer Obligation”) for recovery of certain estimated costs in excess of contractually stipulated amounts. In addition to the aforementioned protections for us under the Customer Contracts, the Consortium Agreements also provide contractual entitlement for us to recover from WEC (“WEC Obligation”) certain estimated costs in excess of contractually stipulated amounts, to the extent not recoverable from our customers related to the Customer Obligation.
The table above includes approximately $505,000 of unapproved change orders and claims with our customer for the Georgia Nuclear Project. The unapproved change orders and claims are for amounts we believe are due related to the Customer Obligation and claim amounts resulting from increased engineering, equipment supply, material and fabrication and construction costs resulting from regulatory-required design changes and delays in our customer’s obtaining combined operating licenses (“COLs”) for the project. Specifically, we have entered into a formal dispute resolution process on certain claims associated with backfill activities, the shield building, large structural modules and COL issuance delays. Although we have not reached resolution with our customer for the aforementioned matters, at September 30, 2013, we had received cumulative payments from our customer totaling $125,800 related to the unapproved change order and claim amounts.

The table above excludes amounts included in project price that we believe are contractually recoverable under the WEC Obligation for the Nuclear Projects even when we are seeking recovery from the customers. At September 30, 2013, the amounts included in project price for our estimated recoveries under the WEC Obligation for the Nuclear Projects were approximately $544,600. Cumulative revenue recognized in our results on a POC basis through September 30, 2013 was approximately $28,700. In addition, approximately $109,600 was recognized as revenue prior to the Shaw Acquisition and was recorded in the Acquisition Closing Date balance sheet. The amounts recoverable from WEC will reduce to the extent we are successful in recovering amounts from our customers related to the Customer Obligation.
We believe the amounts included in contract price related to the Customer Obligation and WEC Obligation are recoverable under existing provisions of our contractual arrangements. However, the Nuclear Projects have long construction durations and the cost estimates cover costs that will be incurred over several years. Further, it is expected that the cost estimates resulting from the design changes and COL delays will continue to be refined as more information becomes available. It is possible that these commercial matters may not be resolved in the near term. If we do not resolve these matters for the

CHICAGO BRIDGE & IRON COMPANY N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amounts recorded, or to the extent there are future cost increases on the Nuclear Projects that we cannot recover under the Customer Obligation or WEC Obligation, the outcome could have an adverse effect on our results of operations, financial position and cash flows.
In addition to the aforementioned unapproved change orders and claims for the Georgia Nuclear Project, the table above includes additional unapproved change orders and claims totaling approximately $56,800 related to other projects within our Engineering, Construction and Maintenance and Fabrication Services operating groups.
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
Engineering, Construction and Maintenance. Engineering, Construction and Maintenance provides engineering, procurement, and construction for major energy infrastructure facilities, as well as comprehensive and integrated maintenance services, and includes our former Project Engineering and Construction segment and Shaw’s former Power and Plant Services segments. Revenue of approximately $71,200 and $148,200, and income from operations of approximately $6,800 and $11,600, for the three and nine months ended September 30, 2012, respectively, for our large mechanical erection project in the Asia Pacific region was previously reported within our former Steel Plate Structures segment (currently within our Fabrication Services operating group) in the prior year and has been reclassified to our Engineering, Construction and Maintenance operating group to conform to its classification in the current year.
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
Our Chief Executive Officer evaluates the performance of these operating groups based upon revenue and income from operations. Each operating group’s income from operations reflects corporate costs, allocated based primarily upon revenue. Intersegment revenue is netted against the revenue of the segment receiving the intersegment services. For the three and nine months ended September 30, 2013, intersegment revenue totaled approximately $109,600 and $191,900, respectively, and primarily related to services provided by our Fabrication Services operating group to our Engineering, Construction and Maintenance operating group. Intersegment revenue for the comparable prior year period was not significant.

CHICAGO BRIDGE & IRON COMPANY N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents total revenue and income from operations by reporting segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue
Engineering, Construction and Maintenance	$1,750,659	$871,084	$4,841,773	$2,340,682
Fabrication Services	707,026	425,360	1,877,545	1,267,855
Technology	155,941	150,498	468,723	339,201
Government Solutions	378,424	—	906,229	—
Total revenue	$2,992,050	$1,446,942	$8,094,270	$3,947,738
Income From Operations
Engineering, Construction and Maintenance	$74,659	$45,400	$219,344	$108,855
Fabrication Services	72,184	45,208	184,103	127,382
Technology	44,804	41,077	116,710	85,892
Government Solutions	15,746	—	30,402	—
Total operating groups	$207,393	$131,685	$550,559	$322,129
Acquisition-related costs	(5,257)	(3,500)	(76,477)	(5,000)
Total income from operations	$202,136	$128,185	$474,082	$317,129

In conjunction with the Shaw Acquisition, our total assets increased significantly from December 31, 2012 to September 30, 2013. The distribution of our total assets as of each date was as follows:

	September 30, 2013	December 31, 2012
Assets
Engineering, Construction and Maintenance	$2,053,782	$1,478,678
Fabrication Services	1,632,895	1,131,947
Technology	475,547	626,031
Government Solutions	623,315	—
Total tangible assets	$4,785,539	$3,236,656
Goodwill	3,754,344	926,711
Other intangible assets, net	597,652	166,308
Total assets	$9,137,535	$4,329,675
17. SUBSEQUENT EVENT
As further described in Note 9, effective October 28, 2013, we replaced our existing four-year, $1,100,000 Revolving Facility with a five-year, $1,350,000, committed and unsecured New Revolving Facility which expires in October 2018. Our five-year, $650,000, committed and unsecured Second Revolving Facility and four-year, $1,000,000 unsecured Term Loan were amended to include financial and restrictive covenants similar to those included in the New Revolving Facility.

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
We continue to be broadly diversified across the global energy infrastructure market. Our geographic diversity is illustrated by approximately 55% of our 2013 year-to-date revenue coming from projects outside the U.S. and approximately 35% of our September 30, 2013 backlog being comprised of projects outside the U.S. The geographic mix of our revenue will evolve consistent with changes in our backlog mix, as well as shifts in future global energy demand. Our diversity in energy infrastructure end-markets ranges from upstream activities such as offshore oil and gas and onshore oil sands projects, to downstream activities such as gas processing, LNG, refining, and petrochemicals, to fossil and nuclear-based power plants. Planned investments across the natural gas value chain, specifically LNG and gas processing, remain strong. Global investments in power, offshore and petrochemical facilities are expected to continue at robust levels, as are investments in various types of facilities which require storage structures and pre-fabricated pipe.
Our long-term contracts are awarded on a competitive bid and negotiated basis using a range of contracting options, including cost-reimbursable, fixed-price and hybrid, which has both cost-reimbursable and fixed-price characteristics. Under cost-reimbursable contracts, we generally perform our services in exchange for a price that consists of reimbursement of all customer-approved costs and a profit component, which is typically a fixed rate per hour, an overall fixed fee or a percentage of total reimbursable costs. Under fixed-price contracts, we perform our services and execute our projects at an established price. The timing of our revenue recognition may be impacted by the contracting structure of our contracts. Cost-reimbursable contracts, or hybrid contracts with a more significant cost-reimbursable component, generally provide our customers with greater influence over the timing of when we perform our work, and accordingly, such contracts often result in less predictability with respect to the timing of our revenue. Fixed-price and hybrid contracts tend to provide us with greater control over project schedule and the timing of when work is performed and costs are incurred, and accordingly, when revenue is recognized. Our shorter-term contracts and services are generally provided on a cost-reimbursable, fixed-price or unit price basis. Our September 30, 2013 backlog distribution by contracting type is described below within our operating group discussion.
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
Our Engineering, Construction and Maintenance operating group comprised $17.9 billion (73%) of our consolidated September 30, 2013 backlog. Backlog for the acquired Shaw Power and Plant Services business units (collectively “Power”) totaled $11.0 billion at September 30, 2013. The Engineering, Construction and Maintenance operating group backlog composition at September 30, 2013 was approximately 55% nuclear power, 25% LNG, 5% refining, 5% gas processing, 5% fossil power, and 5% oil sands, petrochemical and other end markets. Our nuclear power backlog was primarily concentrated in the U.S., however, we anticipate that our significant future opportunities will be derived from China. Our LNG backlog was primarily concentrated in the Asia Pacific region and we anticipate significant opportunities will continue to be derived from this region, in addition to North America. The majority of our refining-related backlog was derived from South America. Our gas processing projects were primarily concentrated in the U.S. and the Asia Pacific region, where we anticipate continued strength. Our oil sands backlog was derived from Canada and we anticipate opportunities will continue from this region. Our September 30, 2013 backlog distribution for this operating group by contracting type was approximately 55% fixed-price and hybrid and 45% cost-reimbursable.
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
Our Fabrication Services operating group comprised approximately $3.2 billion (13%) of our consolidated September 30, 2013 backlog. Backlog for the acquired Shaw Fabrication and Manufacturing business unit totaled $965.9 million at September 30, 2013. The Fabrication Services backlog composition by end market at September 30, 2013 was approximately 40% LNG (including low temp and cryogenic), 25% nuclear, 20% petrochemical, 5% gas processing and 10% other end markets. Our September 30, 2013 backlog distribution for this operating group by contracting type was approximately 85% fixed price and hybrid, with the remainder being cost-reimbursable or unit-price based.
Technology – Our Technology operating group provides licensed process technologies, catalysts, specialized equipment and engineered products for use in petrochemical facilities, oil refineries and gas processing plants and offers process planning and project development services, and a comprehensive program of aftermarket support. This segment primarily consists of our former Lummus Technology segment and comprised $764.8 million (3%) of our consolidated September 30, 2013 backlog. Technology’s backlog excludes contracts related to our 50%-owned CLG joint venture, which we do not consolidate. CLG income is recognized as equity earnings and is generated from technology licenses, engineering services and catalysts, primarily for the refining industry. Our September 30, 2013 backlog for this operating group was primarily comprised of fixed-price contracts.
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
Our Government Solutions operating group comprised approximately $2.6 billion (11%) of our consolidated September 30, 2013 backlog. The composition of the backlog by end market at September 30, 2013 was approximately 35% EPC, 30% remediation and restoration, 15% military base operations support services, 10% emergency response and disaster recovery, 5% environmental consulting and engineering, and 5% program and project management, and was primarily concentrated in the U.S. Our September 30, 2013 backlog for this operating group was primarily comprised of cost-reimbursable contracts.

RESULTS OF OPERATIONS
Our new awards, revenue and income from operations by operating group are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	(In thousands)
	2013	% of Total	2012	% of Total	2013	% of Total	2012	% of Total
New Awards
Engineering, Construction and Maintenance	$1,366,659	55%	$350,812	38%	$3,893,123	56%	$2,856,308	64%
Fabrication Services	681,068	27%	437,366	47%	1,882,205	27%	1,016,456	23%
Technology	139,764	6%	141,934	15%	399,906	6%	582,470	13%
Government Solutions	310,695	12%	—	—	782,688	11%	—	—
Total new awards	$2,498,186		$930,112		$6,957,922		$4,455,234

		% of		% of		% of		% of
	2013	Total	2012	Total	2013	Total	2012	Total
Revenue
Engineering, Construction and Maintenance	$1,750,659	58%	$871,084	60%	$4,841,773	60%	$2,340,682	59%
Fabrication Services	707,026	24%	425,360	29%	1,877,545	23%	1,267,855	32%
Technology	155,941	5%	150,498	11%	468,723	6%	339,201	9%
Government Solutions	378,424	13%	—	—	906,229	11%	—	—
Total revenue	$2,992,050		$1,446,942		$8,094,270		$3,947,738

		% of		% of		% of		% of
	2013	Revenue	2012	Revenue	2013	Revenue	2012	Revenue
Income From Operations
Engineering, Construction and Maintenance	$74,659	4.3%	$45,400	5.2%	$219,344	4.5%	$108,855	4.7%
Fabrication Services	72,184	10.2%	45,208	10.6%	184,103	9.8%	127,382	10.0%
Technology	44,804	28.7%	41,077	27.3%	116,710	24.9%	85,892	25.3%
Government Solutions	15,746	4.2%	—	—	30,402	3.4%	—	—
Total operating groups	$207,393	6.9%	$131,685	9.1%	$550,559	6.8%	$322,129	8.2%
Acquisition-related costs	(5,257)		(3,500)		(76,477)		(5,000)
Total income from operations	$202,136	6.8%	$128,185	8.9%	$474,082	5.9%	$317,129	8.0%
Consolidated Results
New Awards/Backlog—New awards represent the value of new contract commitments received during a given period and are included in backlog until work is performed and revenue is recognized, or until cancellation. Our new awards may vary significantly each reporting period based upon the timing of our major new contract commitments. New awards were $2.5 billion for the third quarter 2013, compared with $930.1 million for the corresponding 2012 period. The increase compared to the prior year quarter was primarily due to the current year including awards from the recently acquired Shaw operations (approximately $634.6 million), primarily within our Engineering, Construction and Maintenance and Government Solutions operating groups, as well as scope increases on our existing LNG mechanical erection project in the Asia Pacific region (approximately $1.0 billion) within our Engineering, Construction and Maintenance operating group. New awards for the first nine months of 2013 were $7.0 billion compared with $4.5 billion for the corresponding 2012 period. The current year period included $2.3 billion of awards from the acquired Shaw operations. See Operating Group Results below for further discussion.
Backlog as of September 30, 2013 was approximately $24.5 billion compared to $10.9 billion at December 31, 2012, with the increase primarily reflecting the impact of the backlog acquired in connection with the Shaw Acquisition (approximately $15.6 billion at the Acquisition Closing Date), partly offset by our year-to-date revenue exceeding new awards by $1.1 billion and the impact of foreign currency fluctuations. For the first nine months of 2013, our non-U.S. dollar denominated backlog decreased by approximately $500.0 million due to the strengthening of the U.S. Dollar, primarily against the Australian Dollar, Colombian Peso and Canadian Dollar. While currency fluctuations can cause significant variations in our reported backlog, these fluctuations have not resulted in significant variations in our operating results.
Revenue—Revenue was $3.0 billion for the third quarter 2013, representing a $1.5 billion increase (107%) from the corresponding 2012 period. Revenue for the first nine months of 2013 was $8.1 billion, representing a $4.1 billion increase (105%) from the corresponding 2012 period. Approximately $1.2 billion and $2.9 billion of the quarter and year-to-date increases, respectively, were attributable to the impact of the Shaw Acquisition, primarily within our Engineering, Construction and Maintenance and Government Solutions operating groups. The remaining increases were primarily due to increased construction activities on our large LNG mechanical erection and gas processing projects in the Asia Pacific region, both within our Engineering, Construction and Maintenance operating group. Revenue for our Colombian refinery project within our Engineering, Construction and Maintenance operating group was approximately $240.0 million and $695.0 million (approximately 8% and 9% of our total revenue) for our 2013 third quarter and year-to-date periods, respectively, compared with $230.0 million and $700.0 million (approximately 16% and 18%) for the comparable 2012 periods, respectively. Revenue for our nuclear projects in Georgia and South Carolina within our Engineering, Construction and Maintenance operating group was approximately $275.0 million and $635.0 million (approximately 9% and 8% of our total revenue) for our 2013 third quarter and year-to-date periods, respectively. See Operating Group Results below for further discussion.
Gross Profit—Our gross profit was $316.6 million (10.6% of revenue) for the third quarter 2013, compared with $188.9 million (13.1% of revenue) for the corresponding 2012 period. Gross profit for the first nine months of 2013 was $859.8 million (10.6% of revenue), compared with $501.0 million (12.7% of revenue) for the corresponding 2012 period. The increase in absolute dollars for both the quarter and year-to-date periods was attributable to higher revenue for each of our operating groups, including revenue attributable to the Shaw Acquisition. The decrease in gross profit as a percentage of revenue was primarily due to the impact of the acquired Shaw operations and our Engineering, Construction and Maintenance operating group representing a larger portion of our consolidated revenue, partly offset by the benefit of higher revenue volume and related leverage of our operating costs.
Selling and Administrative Expense—Selling and administrative expense was $93.7 million (3.1% of revenue) for the third quarter 2013, compared with $52.9 million (3.7% of revenue) for the corresponding 2012 period. Selling and administrative expense for the first nine months of 2013 was $280.6 million (3.5% of revenue), compared with $168.5 million (4.3% of revenue) for the corresponding 2012 period. The absolute dollar increase for both the quarter and year-to-date periods was attributable to the impact of the Shaw Acquisition and higher incentive plan costs. The decrease as a percentage of revenue for the quarter and year-to-date periods was primarily due to reductions in our global selling and administrative costs as a result of our integration activities and the leverage of our global resources. Our stock-based compensation costs, which are predominantly in selling and administrative expense, are higher in the first quarter (and therefore the first half of each year), due to the immediate expensing of awards for those participants that are eligible to retire. Stock-based compensation expense totaled $49.0 million and $34.8 million for the first nine months of 2013 and 2012, respectively, or 86% and 88% of estimated annual expense for each of the respective periods. We believe our full year selling and administrative costs as a percentage of revenue will approximate 3.5%.
Intangibles Amortization—Intangibles amortization was $17.4 million and $42.7 million for the third quarter and first nine months of 2013, respectively, compared with $6.0 million and $18.1 million for the corresponding 2012 periods. The increase over the prior year quarter and year-to-date periods was primarily due to $12.3 million and $28.8 million, respectively, of amortization recognized subsequent to the Acquisition Closing Date associated with the Shaw Acquisition.
Equity Earnings—Equity earnings were $5.7 million and $16.1 million for the third quarter and first nine months of 2013, respectively, compared with $0.7 million and $6.5 million for the corresponding 2012 periods. The increase over the prior year periods was primarily due to higher earnings from our unconsolidated CLG joint venture.
Acquisition-Related Costs—Acquisition-related costs were $5.3 million and $76.5 million for the third quarter and first nine months of 2013, respectively, compared with $3.5 million and $5.0 million for the corresponding 2012 periods. Acquisition-related costs during the current year periods consisted primarily of one-time costs associated with the Shaw Acquisition, including transaction costs, professional fees, and change-in-control and severance costs. Acquisition-related costs during the prior year periods consisted primarily of one-time professional fees associated with the Shaw Acquisition.

Income from Operations—Income from operations was $202.1 million (6.8% of revenue) for the third quarter 2013, compared with $128.2 million (8.9% of revenue) for the corresponding 2012 period. Income from operations for the first nine months of 2013 was $474.1 million (5.9% of revenue) compared with $317.1 million (8.0% of revenue) for the corresponding 2012 period. The increase in absolute value and decrease as a percentage of revenue for both the quarter and first nine months of 2013 was due to the reasons noted above. See Operating Group Results below for further discussion.
Interest Expense and Interest Income—Interest expense was $22.6 million for the third quarter 2013, compared with $6.8 million for the corresponding 2012 period. Interest expense for the first nine months of 2013 was $66.1 million, compared with $11.8 million for the corresponding 2012 period. Our quarter and year-to-date results were impacted by interest and fees related to financing commitments associated with the Shaw Acquisition (approximately $20.0 million and $60.0 million, respectively). Approximately $10.5 million of our year-to-date interest expense was related to one-time commitments satisfied during the first quarter and interest and fees incurred prior to the Acquisition Closing Date. Interest income was $1.3 million for the third quarter 2013 compared with $2.0 million for the corresponding 2012 period. Interest income for the first nine months of 2013 was $5.2 million, compared with $6.4 million for the corresponding 2012 period.
Income Tax Expense—Income tax expense for the third quarter 2013 was $47.9 million (26.5% of pre-tax income), compared with $37.1 million (30.1% of pre-tax income) for the corresponding 2012 period. Income tax expense for the first nine months of 2013 was $117.7 million (28.5% of pre-tax income), compared with $91.7 million (29.4% of pre-tax income) for the corresponding 2012 period. Our current quarter rate benefited from a decrease in our estimated full year tax rate resulting from changes in U.S. versus non-U.S. income mix and an increase in available tax credits (approximately 3.5% combined). Our tax rate may continue to experience fluctuations due primarily to changes in the geographic distribution of our pre-tax income.
Net Income Attributable to Noncontrolling Interests—Noncontrolling interests are primarily associated with our large LNG mechanical erection and gas processing projects in the Asia Pacific region and certain operations in the U.S. and Middle East. Net income attributable to noncontrolling interests was $15.3 million for the third quarter 2013, compared with $6.0 million for the corresponding 2012 period, and was $38.2 million for the first nine months of 2013, compared with $8.0 million for the corresponding 2012 period. The change compared to the 2012 periods was commensurate with the level of applicable operating results for the aforementioned projects and operations. We expect to experience an increase in net income attributable to noncontrolling interests in future periods as these projects progress.

Operating Group Results
Engineering, Construction and Maintenance
For comparative purposes only, the acquired Shaw Power results within our Engineering, Construction and Maintenance operating group have been shown separately below given there are no associated results in the 2012 period.

	Three Months Ended September 30,				Nine Months Ended September 30,
	(In thousands)
	2013	% of Total	2012	% of Total	2013	% of Total	2012	% of Total
New Awards
Oil and Gas	$1,167,477	85%	$350,812	100%	$2,671,681	69%	$2,856,308	100%
Power	199,182	15%	—	—%	1,221,442	31%	—	—%
Total New Awards	$1,366,659		$350,812		$3,893,123		$2,856,308

Revenue
Oil and Gas	$1,131,411	65%	$871,084	100%	$3,272,285	68%	$2,340,682	100%
Power	619,248	35%	—	—%	1,569,488	32%	—	—%
Total Revenue	$1,750,659		$871,084		$4,841,773		$2,340,682

		% of		% of		% of		% of
		Revenue		Revenue		Revenue		Revenue
Income From Operations
Oil and Gas	$56,602	5.0%	$45,400	5.2%	$165,204	5.0%	$108,855	4.7%
Power	18,057	2.9%	—	—%	54,140	3.4%	—	—%
Total Income From Operations	$74,659	4.3%	$45,400	5.2%	$219,344	4.5%	$108,855	4.7%

New Awards—New awards were $1.4 billion for the third quarter 2013, compared with $350.8 million for the corresponding 2012 period. Significant new awards for the third quarter 2013 included scope increases on our LNG mechanical erection project in the Asia Pacific region (approximately $1.0 billion). Significant new awards for the third quarter 2012 included scope increases on our gas processing project in the Asia Pacific region and refinery project in Colombia (approximately $85.0 million combined), awards for an offshore engineering project (approximately $80.0 million) and a butadiene extraction plant project in Europe (approximately $60.0 million), and various other awards throughout the world. New awards for the first nine months of 2013 were $3.9 billion, compared with $2.9 billion for the comparable 2012 period.
Revenue—Revenue was $1.8 billion for the third quarter 2013, representing an increase of $879.6 million (101%) compared with the corresponding 2012 period. Revenue for the nine months of 2013 was $4.8 billion, representing an increase of $2.5 billion (107%) compared with the corresponding 2012 period. Our 2013 third quarter and year-to-date results benefited from the impact of the Shaw Acquisition ($619.2 million and $1.6 billion, respectively), increased construction activities on our LNG mechanical erection and gas processing projects in the Asia Pacific region (approximately $185.0 million and $635.0 million combined, respectively), increased progress on the expansion phase of our Canadian oil sands projects (approximately $115.0 million and $320.0 million, respectively) and various projects in the Middle East, partly offset by the wind down of the initial phase of our Canadian oil sands projects (approximately $80.0 million and $200.0 million, respectively). Approximately $240.0 million and $695.0 million of the operating group's 2013 third quarter and year-to-date revenue was attributable to our Colombian refinery project, compared with $230.0 million and $700.0 million for the comparable 2012 periods. Approximately $275.0 million and $635.0 million of the operating group's third quarter and year-to-date revenue was attributable to our nuclear projects in Georgia and South Carolina, for which revenue is anticipated to increase as construction activities progress.
Income From Operations—Income from operations for the third quarter 2013 was $74.7 million (4.3% of revenue), compared with $45.4 million (5.2% of revenue) for the corresponding 2012 period. Income from operations for the first nine months of 2013 was $219.3 million (4.5% of revenue), compared with $108.9 million (4.7% of revenue). Our 2013 quarter and year-to-date results increased from the impact of the Shaw Acquisition ($18.1 million and $54.1 million, respectively), and higher revenue volume (excluding the Shaw Acquisition) and related leverage of our operating costs, partly offset by the dilutive effect of scope growth at lower margin levels on our LNG mechanical erection project in the Asia Pacific region (approximately $14.0 million for both the quarter and year-to-date period) and cost increases for a project in the U.S. (approximately $4.0 million and $32.0 million, respectively).

Fabrication Services
For comparative purposes only, the acquired Shaw Fabrication and Manufacturing results within our Fabrication Services operating group have been shown separately below, given there are no associated results in the 2012 period.

	Three Months Ended September 30,				Nine Months Ended September 30,
	(In thousands)
	2013	% of Total	2012	% of Total	2013	% of Total	2012	% of Total
New Awards
Steel Plate Structures	$556,371	82%	$437,366	100%	$1,599,133	85%	$1,016,456	100%
Fabrication and Manufacturing	124,697	18%	—	—%	283,072	15%	—	—%
Total New Awards	$681,068		$437,366		$1,882,205		$1,016,456

Revenue
Steel Plate Structures	$543,426	77%	$425,360	100%	$1,468,569	78%	$1,267,855	100%
Fabrication and Manufacturing	163,600	23%	—	—%	408,976	22%	—	—%
Total Revenue	$707,026		$425,360		$1,877,545		$1,267,855

		% of		% of		% of		% of
		Revenue		Revenue		Revenue		Revenue
Income From Operations
Steel Plate Structures	$56,093	10.3%	$45,208	10.6%	$138,685	9.4%	$127,382	10.0%
Fabrication and Manufacturing	16,091	9.8%	—	—%	45,418	11.1%	—	—%
Total Income From Operations	$72,184	10.2%	$45,208	10.6%	$184,103	9.8%	$127,382	10.0%
New Awards—New awards were $681.1 million for the third quarter 2013, compared with $437.4 million for the corresponding 2012 period. In addition to the impact of the Shaw Acquisition ($124.7 million), which included various pipe fabrication awards for projects in the the U.S., significant new awards for the third quarter 2013 included a turnkey propane terminal and de-ethanizer facility in the U.S. (approximately $270.0 million) and a propane and butane storage award in the U.S. (approximately $50.0 million). New awards for the third quarter 2012 included a gas storage facility award in the Asia Pacific region (approximately $235.0 million) and various standard storage awards throughout the world. New awards for the first nine months of 2013 were $1.9 billion, compared with $1.0 billion for the comparable 2012 period.
Revenue —Revenue was $707.0 million for the third quarter 2013, representing an increase of $281.7 million (66%) compared with the corresponding 2012 period. Revenue for the first nine months of 2013 was $1.9 billion, representing an increase of $609.7 million (48%) compared with the corresponding 2012 period. Our 2013 third quarter and year-to-date results benefited from the impact of the Shaw Acquisition ($163.6 million and $409.0 million, respectively), increased construction activity on various LNG tank projects in the Asia Pacific region (approximately $55.0 million and $141.0 million, respectively), and increased storage tank work in Canada and the U.S. (approximately $51.0 million and $148.0 million, respectively), partly offset by the wind down of various projects in the Middle East (approximately $20.0 million and $112.0 million, respectively).
Income From Operations—Income from operations for the third quarter 2013 was $72.2 million (10.2% of revenue), compared with $45.2 million (10.6% of revenue) for the corresponding 2012 period. Income from operations for the first nine months of 2013 was $184.1 million (9.8% of revenue), compared with $127.4 million (10.0% of revenue) for the corresponding 2012 period. Our 2013 quarter results benefited from the impact of the Shaw Acquisition ($16.1 million) and higher revenue volume (excluding the Shaw Acquisition) and related leverage of operating costs, offset by the prior year period benefiting from greater savings on various projects in the Asia Pacific region (approximately $12.0 million). Our year-to-date results were impacted by the aforementioned, the first half of the year benefiting from the Shaw Acquisition ($29.3 million), and net savings on three projects in the Asia Pacific region (approximately $9.0 million), offset by the prior year period benefiting from net savings on two projects in the Middle East (approximately $20.0 million).
Technology
New Awards—New awards were $139.8 million for the third quarter 2013, compared with $141.9 million for the comparable 2012 period. New awards for the first nine months of 2013 were $399.9 million, compared with $582.5 million in the corresponding prior year period. New awards for the current quarter were comparable to the prior year; however, the decrease for the year-to-date period was primarily due to the 2012 period including significant petrochemical licensing awards, including an aromatics complex in India, the license and engineering design of a propane dehydrogenation unit in the U.S., and a petrochemical plant in Malaysia.
Revenue—Revenue was $155.9 million for the third quarter 2013, representing an increase of $5.4 million (4%) compared with the corresponding 2012 period. Revenue for the first nine months of 2013 was $468.7 million, representing an increase of $129.5 million (38%) compared with the corresponding 2012 period. The increase for the year-to-date period was primarily due to a greater volume of licensing and heat transfer revenue due to a higher opening backlog entering 2013 versus 2012.
Income From Operations—Income from operations for the third quarter 2013 was $44.8 million (28.7% of revenue), compared with $41.1 million (27.3% of revenue) for the corresponding 2012 period. Income from operations for the first nine months of 2013 was $116.7 million (24.9% of revenue), compared with $85.9 million (25.3% of revenue) for the corresponding 2012 period. Our 2013 quarter and year-to-date results benefited from increased revenue volume and increased equity earnings ($4.7 million and $10.5 million, respectively), partly offset by the prior year realizing higher margins on our licensing and heat transfer activity.
Government Solutions
New Awards/Revenue/Income From Operations—For the third quarter 2013, new awards were $310.7 million, revenue was $378.4 million and income from operations was $15.7 million (4.2% of revenue). For the first nine months of 2013, new awards were $782.7 million, revenue was $906.2 million and income from operations was $30.4 million (3.4% of revenue). Significant new awards for the third quarter included a decommissioning and demolition award in the U.S. Results for the quarter and year-to-date periods were impacted by ongoing uncertainty with respect to Federal government funding and spending.
LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents—At September 30, 2013, cash and cash equivalents were $543.0 million.
Operating Activities—During the first nine months of 2013, net cash used in operating activities was $194.0 million, primarily resulting from cash generated from earnings, offset by the net change in our accounts receivable, accounts payable and net contracts in progress account balances ($725.9 million combined) and a decrease in accrued and other non-current liability balances of $136.7 million. Our accounts receivable, accounts payable and net contracts in progress balances fluctuate based on the size of our projects and changing mix of cost-reimbursable versus fixed-price backlog, as our cost-reimbursable projects tend to have a greater working capital requirement. These balances are also impacted at period-end by the timing of accounts receivable billings and collections and accounts payable payments for our large projects. As it relates to the acquired Shaw operations, all movements in the balance sheet amounts on our statement of cash flows and as described above are from the Acquisition Closing Date, which included a net contracts in progress liability of $1.8 billion, primarily related to upfront payments received on our two large nuclear power projects prior to the Acquisition Closing Date and fair value adjustments associated with the contracts. The net contracts in progress position on these nuclear contracts will fluctuate prospectively based on the timing of future billings and will ultimately decline as the projects progress over the next five to six years. The $725.9 million net change in our accounts receivable, accounts payable and net contracts in progress balances was due to progress on the nuclear projects (approximately $455.0 million), working capital requirements and timing of collections and payments for our large cost-reimbursable projects (approximately $135.0 million), and timing of collections and payments on our large fixed-price projects (approximately $30.0 million). The decrease in accrued and other non-current liabilities was primarily due to the payment of acquisition-related costs and annual incentive plan and savings plan obligations, primarily during the first quarter.
Investing Activities—During the first nine months of 2013, net cash used in investing activities was $1.8 billion, primarily resulting from the cash purchase price of $1.7 billion for the Shaw Acquisition, net of unrestricted cash acquired of $1.2 billion, a cash outflow associated with our E-Gas technology acquisition of $60.8 million and capital expenditures of $60.5 million, partly offset by net cash activity associated with restricted cash and short-term investments of $29.2 million and proceeds from the sale of property and equipment of $9.2 million.
We will continue to evaluate and selectively pursue other opportunities for additional expansion of our business through the acquisition of complementary businesses and technologies. These acquisitions may involve the use of cash or may require further debt or equity financing.
Financing Activities (Including Acquisition-Related Financing)—During the first nine months of 2013, net cash provided by financing activities was $1.9 billion, primarily related to financing required to fund the Shaw Acquisition on February 13, 2013, as more fully described in Note 4 to our Financial Statements. We completed the Shaw Acquisition for a purchase price of approximately $3.4 billion, comprised of approximately $2.9 billion in cash consideration and approximately $488.8 million in equity consideration. The cash consideration was funded using approximately $1.1 billion from existing cash balances of CB&I and Shaw on the Acquisition Closing Date, and the remainder was funded using $1.8 billion in debt financing, which consisted of a four-year, $1.0 billion unsecured Term Loan and $800.0 million in Senior Notes. The Term Loan was funded during the first quarter of 2013; however, the Senior Notes were funded into an escrow account on December 28, 2012, but remained restricted from use until the Acquisition Closing Date. Shaw’s unrestricted cash balance on the Acquisition Closing Date totaled approximately $1.2 billion, resulting in a cash purchase price, net of unrestricted cash acquired, of approximately $1.7 billion.
In addition to our acquisition-related financing, we had net cash inflows of $217.0 million associated with our revolving facilities, including borrowings of $244.0 million, partly offset by deferred financing costs of $27.0 million paid during the period associated with the Shaw Acquisition, cash proceeds from the issuance of shares associated with our stock plans of $27.8 million and tax benefits associated with tax deductions in excess of recognized stock-based compensation costs of $11.2 million. These cash inflows were partly offset by repayment of $56.3 million on our Term Loan, a net cash outflow of $44.7 million associated with the repayment of Shaw’s obligation related to the Westinghouse Bonds (as further described in Note 9 to our Financial Statements), share repurchases totaling $25.0 million associated with stock-based compensation-related withholding taxes on taxable share distributions, dividends paid to our shareholders of $16.1 million, and distributions to our noncontrolling interest partners of $12.6 million.
Effect of Exchange Rate Changes on Cash and Cash Equivalents—During the first nine months of 2013, our cash and cash equivalents balance decreased by $10.7 million due to the impact of changes in functional currency exchange rates against the U.S. dollar for non-U.S. dollar cash balances, primarily the Australian Dollar. The unrealized loss on our cash and cash equivalents resulting from this exchange rate movement is reflected in the cumulative translation adjustment component of OCI. Our cash and cash equivalents held in non-U.S. dollar currencies is used primarily for project-related and other operating expenditures in those currencies, and therefore, our exposure to realized exchange gains and losses is not anticipated to be material.
Financing and Acquisition-Related Costs—During the three months ended September 30, 2013, we incurred approximately $20.0 million and $5.3 million of financing and acquisition-related costs, respectively, and during the nine months ended September 30, 2013, we incurred approximately $59.1 million and $76.5 million of financing and acquisition-related costs, respectively. Financing-related costs were recognized in interest expense and approximately $10.5 million of these costs related to one-time commitments satisfied during the first quarter of 2013 and interest and fees incurred prior to the Acquisition Closing Date. Acquisition-related costs primarily included transaction costs, professional fees, and change-in-control and severance-related costs.
Letters of Credit/Bank Guarantees/Debt/Surety Bonds—Our primary internal source of liquidity is cash flow generated from operations. Capacity under the revolving credit facilities discussed below is also available, if necessary, to fund operating or investing activities.

At September 30, 2013, we had a four-year, $1.1 billion, revolving credit facility (the "Revolving Facility") with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, and Bank of America, N.A. (“BofA”), as syndication agent, which was scheduled to expire in July 2014 and was replaced with a new revolving credit facility (discussed below). The Revolving Facility was previously amended effective December 21, 2012 to allow for the Shaw Acquisition and related financing as further described below. The Revolving Facility, as amended, had a borrowing sublimit of $550.0 million and certain financial covenants, including a temporary maximum leverage ratio of 3.25 beginning at the Acquisition Closing Date, with such maximum declining to its previous level of 2.50 within six quarters of the Acquisition Closing Date, a minimum fixed charge coverage ratio of 1.75 and a minimum net worth level calculated as $1.5 billion at September 30, 2013. The Revolving Facility also included customary restrictions regarding subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, and mergers and acquisitions, as well as a trailing twelve-month limitation for dividend payments and share repurchases of $200.0 million if our leverage ratio exceeded 2.00 and $300.0 million if our leverage ratio was below 2.00, among other restrictions. In addition to interest on debt borrowings, we were assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. The interest, letter of credit fee, and commitment fee percentages were based upon our quarterly leverage ratio. In the event we borrowed funds under the facility, interest was assessed at either prime plus an applicable floating margin, or LIBOR plus an applicable floating margin. At September 30, 2013, we had no outstanding borrowings under the facility, but had $157.2 million of outstanding letters of credit, providing $942.8 million of available capacity. Such letters of credit are generally issued to customers in the ordinary course of business to support advance payments and performance guarantees, in lieu of retention on our contracts, or in certain cases, are issued in support of our insurance program. During the nine months ended September 30, 2013, our maximum outstanding borrowings under the facility were approximately $195.5 million.
Effective October 28, 2013, we replaced our Revolving Facility, with a five-year, $1.35 billion, committed and unsecured revolving facility (the "New Revolving Facility") with BofA, as administrative agent, and BNP Paribas Securities Corp., BBVA Compass, Credit Agricole and The Royal Bank of Scotland plc, each as syndication agents, which expires in October 2018. The New Revolving Facility has a borrowing sublimit of $675.0 million (with financial letters of credit not to exceed $270.0 million) and certain financial covenants, including a maximum leverage ratio of 3.00, a minimum fixed charge coverage ratio of 1.75, and a minimum net worth level calculated subsequent to September 30, 2013. The New Revolving Facility also includes customary restrictions regarding subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, and mergers and acquisitions, and includes a trailing twelve-month limitation of $250.0 million for dividend payments and share repurchases if our leverage ratio exceeds 1.50 (unlimited if our leverage ratio is equal to or below 1.50), among other restrictions.
We also have a five-year, $650.0 million, committed and unsecured revolving credit facility (the “Second Revolving Facility”) with BofA, as administrative agent, and Credit Agricole, as syndication agent, which expires in February 2018. The Second Revolving Facility supplements our Revolving Facility, has a $487.5 million borrowing sublimit, had financial and restrictive covenants similar to those noted above for the Revolving Facility, and was amended effective October 28, 2013 to include financial and restrictive covenants similar to those noted above for the New Revolving Facility. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. The interest, letter of credit fee, and commitment fee percentages are based upon our quarterly leverage ratio. In the event we borrow funds under the facility, interest is assessed at either prime plus an applicable floating margin, or LIBOR plus an applicable floating margin. At September 30, 2013, we had $244.0 million of outstanding borrowings and $208.5 million of outstanding letters of credit under the facility (including $95.5 million to replace Shaw’s previous credit facilities), providing $197.5 million of available capacity. During the nine months ended September 30, 2013, our maximum outstanding borrowings under the facility were $427.0 million.

At September 30, 2013, we had $943.8 million remaining on our four-year, $1.0 billion unsecured Term Loan with BofA as administrative agent, which was used to fund a portion of the Shaw Acquisition on the Acquisition Closing Date. Interest and principal under the Term Loan is payable quarterly in arrears and bears interest at LIBOR plus an applicable floating margin. However, we entered into an interest rate swap on February 28, 2013 to hedge against $505.0 million of the $1.0 billion Term Loan, which resulted in a weighted average interest rate of approximately 2.44% during the nine months ended September 30, 2013, inclusive of the applicable floating margin of 2.0%. Annual maturities for the Term Loan are $75.0 million, $100.0 million, $100.0 million, $150.0 million and $575.0 million in 2013, 2014, 2015, 2016 and 2017, respectively. The Term Loan had financial and restrictive covenants similar to those noted above for the Revolving Facility and was amended effective October 28, 2013 to include financial and restrictive covenants similar to those noted above for the New Revolving Facility.
We have a series of Senior Notes totaling $800.0 million in the aggregate, with Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Credit Agricole, as administrative agents, which were used to fund a portion of the Shaw Acquisition. The Senior Notes were funded into an escrow account on December 28, 2012, and were restricted from use until the Acquisition

Closing Date. Accordingly, the escrowed funds were recorded as restricted cash, and the Senior Notes were recorded as long-term debt, on our December 31, 2012 Balance Sheet. The Senior Notes had financial and restrictive covenants similar to those noted above for the Revolving Facility and will have prospective covenants similar to the New Revolving Facility. The Senior Notes include Series A through D, which contain the following terms:

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
Uncommitted Facilities—We also have various short-term, Uncommitted Facilities across several geographic regions of approximately $1.9 billion. These facilities are generally used to provide letters of credit or bank guarantees to customers to support advance payments and performance guarantees in the ordinary course of business or in lieu of retention on our contracts. At September 30, 2013, we had $744.3 million of outstanding letters of credit under these facilities (including $103.9 million used to replace Shaw’s previous credit facilities), providing $1.2 billion of available capacity. In addition to providing letters of credit or bank guarantees, we also issue surety bonds in the ordinary course of business to support our contract performance.
At September 30, 2013, we were in compliance with all of our restrictive and financial covenants associated with our debt and revolving credit facilities, with a leverage ratio of 1.99, a fixed charge coverage ratio of 4.72, and net worth of $2.2 billion. Our ability to remain in compliance with our lending facilities could be impacted by circumstances or conditions beyond our control, including, but not limited to, the delay or cancellation of projects, changes in foreign currency exchange or interest rates, performance of pension plan assets, or changes in actuarial assumptions. Further, we could be impacted if our customers experience a material change in their ability to pay us, if the banks associated with our lending facilities were to cease or reduce operations, or if there is a full or partial break-up of the European Union or its currency, the Euro.
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
Contractual Obligations— The following represents an update to contractual obligations previously disclosed in our 2012 Annual Report, primarily resulting from the Shaw Acquisition:

	Payments Due by Period
	Total	Remainder of 2013	2014 - 2015	2016 - 2017	Thereafter
Operating leases (1)	$478,847	$35,796	$181,309	$110,513	$151,229
Term Loan (2)	1,008,090	24,424	240,280	743,386	—
Total contractual obligations	$1,486,937	$60,220	$421,589	$853,899	$151,229

(1)	Includes approximately $19.1 million of minimum lease payments that are contractually recoverable through our cost-reimbursable projects.

(2)	Includes interest accruing at a rate of 2.40%, inclusive of our interest rate swap (see above).
Other—We believe our cash on hand, cash generated from operations, amounts available under our New Revolving Facility, Second Revolving Facility and Uncommitted Facilities, and other external sources of liquidity, such as the issuance of debt and equity instruments, will be sufficient to finance our capital expenditures, settle our commitments and contingencies (as more fully described in Note 9 and Note 12 to our Financial Statements) and address our working capital needs for the foreseeable future. However, there can be no assurance that such funding will continue to be available, as our ability to generate cash flow from operations and our ability to access funding under our New Revolving Facility, Second Revolving Facility and Uncommitted Facilities at reasonable terms, may be impacted by a variety of business, economic, legislative, financial and other factors, which may be outside of our control.
Additionally, while we currently have significant uncommitted bonding facilities, primarily to support various commercial provisions in our contracts, a termination or reduction of these bonding facilities could result in the utilization of letters of credit in lieu of performance bonds, thereby reducing the available capacity under the New Revolving Facility and

Second Revolving Facility. Although we do not anticipate a reduction or termination of the bonding facilities, there can be no assurance that such facilities will continue to be available at reasonable terms to service our ordinary course obligations.
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
Revenue Recognition—Our revenue is primarily derived from long-term contracts and is generally recognized using the POC method, primarily based on the percentage that actual costs-to-date bear to total estimated costs to complete each contract. We follow the guidance of FASB ASC Revenue Recognition Topic 605-35 for accounting policies relating to our use of the POC method, estimating costs, and revenue recognition, including the recognition of incentive fees, unapproved change orders and claims, and combining and segmenting contracts. We primarily utilize the cost-to-cost approach to estimate POC as we believe this method is less subjective than relying on assessments of physical progress. Under the cost-to-cost approach, the use of estimated costs to complete each contract is a significant variable in the process of determining recognized revenue and is a significant factor in the accounting for contracts. Significant estimates that impact the cost to complete each contract are costs of engineering, materials, components, equipment, labor and subcontracts; labor productivity; schedule durations, including subcontract and supplier progress; liquidated damages; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts in progress. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates.
Our long-term contracts are awarded on a competitive bid and negotiated basis and the timing of revenue recognition may be impacted by the terms of such contracts. We use a range of contracting options, including cost-reimbursable, fixed-price and hybrid, which has both cost-reimbursable and fixed-price characteristics. Fixed-price contracts, and hybrid contracts with a more significant fixed-price component, tend to provide us with greater control over project schedule and the timing of when work is performed and costs are incurred, and accordingly, when revenue is recognized. Cost-reimbursable contracts, or hybrid contracts with a more significant cost-reimbursable component, generally provide our customers with greater influence over the timing of when we perform our work, and accordingly, such contracts often result in less predictability with respect to the timing of revenue recognition. Our shorter-term contracts and services are generally provided on a cost-reimbursable, fixed-price or unit-price basis.
Contract revenue for our long-term contracts recognized under the POC method reflects the original contract price adjusted for approved change orders and estimated recoveries for incentive fees, unapproved change orders and claims. We recognize revenue associated with incentive fees when the value can be reliably estimated and recovery is probable. We recognize revenue associated with unapproved change orders and claims to the extent the related costs have been incurred, the value can be reliably estimated and recovery is probable. Our recorded incentive fees, unapproved change orders and claims reflect our best estimate of recovery amounts; however, the ultimate resolution and amounts received could differ from these estimates. See Note 15 to our Financial Statements for additional discussion of our recorded unapproved change orders and claims.
With respect to our EPC services, our contracts are not segmented between types of services, such as engineering and construction, if each of the EPC components is negotiated concurrently or if the pricing of any such services is subject to the ultimate negotiation and agreement of the entire EPC contract. However, we segment an EPC contract if it includes technology or fabrication services and the technology or fabrication scope is independently negotiated and priced. In addition, an EPC contract including technology or fabrication services may be segmented if we satisfy the segmenting criteria in ASC 605-35. Revenue recorded in these situations is based on our prices and terms for similar services to third party customers. Segmenting a contract may result in different interim rates of profitability for each scope of service than if we had recognized revenue on a combined basis. In some instances, we may combine contracts that are entered into in multiple phases, but are interdependent and include pricing considerations by us and the customer that are impacted by all phases of the project. Otherwise, if each phase is independent of the other and pricing considerations do not give effect to another phase, the contracts will not be combined.
Cost of revenue for our long-term contracts includes direct contract costs, such as materials and labor, and indirect costs that are attributable to contract activity. The timing of when we bill our customers is generally dependent upon advance billing terms, completion of certain phases of the work, or when services are provided. Cumulative costs and estimated earnings recognized to-date in excess of cumulative billings is reported on the Balance Sheet as costs and estimated earnings in excess of billings. Cumulative billings in excess of cumulative costs and estimated earnings recognized to-date is reported on the Balance Sheet as billings in excess of costs and estimated earnings. Any uncollected billed revenue, including contract retentions, is reported as accounts receivable. At September 30, 2013 and December 31, 2012, accounts receivable included contract retentions of approximately $60.1 million and $37.2 million, respectively. Contract retentions due beyond one year were not significant at September 30, 2013 or December 31, 2012.
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

•
Interest Rate Derivatives—Our interest rate derivatives are limited to a swap arrangement entered on February 28, 2013 to hedge against interest rate variability associated with $505.0 million of our $1.0 billion Term Loan. The swap arrangement is designated as a cash flow hedge, as its critical terms matched those of the Term Loan at inception and through

September 30, 2013. Therefore, changes in the fair value of the swap arrangement are included in AOCI until the associated underlying exposure impacts our earnings.
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
At December 31, 2012, we had a recorded net deferred tax asset (“DTA”) of $21.9 million related to net operating losses (“NOLs”) generated in the U.K. We also had a valuation allowance against $74.6 million of U.K. NOLs for which we believed it was more likely than not that the NOLs would not be utilized. The U.K. NOL DTA was recorded primarily in 2007 and 2008 and relates to losses incurred during those years on two large fixed-price projects that were completed in the first quarter of 2010. We have had no material release of valuation allowance since the U.K. NOL DTA was initially recorded. On a periodic and ongoing basis we evaluate our recorded U.K NOL and assess the appropriateness of our valuation allowance. Our assessment includes, among other things, the value and quality of backlog, an evaluation of existing and anticipated market conditions, an analysis of historical results and projections of future income, and strategic plans and alternatives for our U.K. operations. We consider the impact of these and other factors, including the indefinite-lived nature of the U.K. NOLs, to determine whether an adjustment to our valuation allowance is required. In order to realize the U.K. NOL DTA recorded at December 31, 2012, our U.K. operations needed to generate taxable income of approximately $95.0 million. We believe it is more likely than not that we will generate sufficient future taxable income to fully realize our recorded U.K NOL DTA. While our historical assessments have indicated that it was more likely than not that we would not utilize our U.K. NOLs in excess of the amounts recorded, our year-to-date results are currently exceeding our previous expectations. However, we do not believe this incremental positive evidence is sufficient to currently adjust the valuation allowance on our unrecorded U.K. NOL. As part of our annual planning process in the fourth quarter of 2013, we will evaluate existing and anticipated market conditions and develop our long term income projections and strategic plans and alternatives for the U.K. operations. If, as a result of this process, we determine that future operating results provide sufficient evidence that the unrecorded U.K. NOL is realizable, a portion or all of our valuation allowance (approximately $60.0 million based on tax rates in effect at September 30, 2013) would be reversed.
We provide income tax and associated interest reserves, where applicable, in situations where we have and have not received tax assessments. Tax and associated interest reserves are provided in those instances where we consider it more likely than not that additional tax will be due in excess of amounts reflected in income tax returns filed worldwide. At September 30, 2013, our reserves totaled approximately $11.9 million, including $6.2 million associated with the Shaw Acquisition. If these income tax reserves are ultimately unnecessary, approximately $8.7 million would impact the effective tax rate as we are contractually indemnified for the remaining balances. At December 31, 2012, our reserves totaled approximately $5.2 million. We continually review our exposure to additional income tax obligations and, as further information is known or events occur, changes in our tax and interest reserves may be recorded within income tax expense and interest expense, respectively.
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
To the extent a quantitative assessment is required, the implied fair value of each applicable reporting unit would be derived using the discounted cash flow method. This methodology is based, to a large extent, on assumptions about future events, which may or may not occur as anticipated, and such deviations could have a significant impact on the calculated estimated fair values of our reporting units. These assumptions include, but are not limited to, estimates of future growth rates, discount rates and terminal values of reporting units. Our goodwill balance at September 30, 2013 was $3.8 billion, including $2.8 billion associated with the Shaw Acquisition.
Based upon our most recent annual goodwill impairment assessment during the fourth quarter of 2012, each of our reporting units had estimated fair values that were substantially in excess of their carrying values. During the nine months ended September 30, 2013, no indicators of goodwill impairment were identified and therefore no goodwill impairment charge was recorded. While our allocation of goodwill to each reporting unit associated with the Shaw Acquisition has not been completed, we do not have any current indicators of impairment. We will update our assessment in the fourth quarter 2013 upon completing our final allocation of goodwill acquired in conjunction with the Shaw Acquisition to each of our reporting units, and in conjunction with our 2013 annual impairment assessment.
We amortize our finite-lived intangible assets utilizing either a straight-line or other basis that reflects the period the associated contractual or economic benefits are expected to be realized, with lives ranging from 2 to 20 years, absent any indicators of impairment. We review tangible assets and finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, the estimated future cash flow associated with the asset or asset group will be compared to the asset’s carrying amount to determine if impairment exists. We noted no indicators of impairment during the nine months ended September 30, 2013. See Note 6 to our Financial Statements for further discussion regarding goodwill and other intangible assets.
Acquisition-Related Purchase Price Allocation—The aggregate purchase price for the Shaw Acquisition was allocated to the major categories of assets and liabilities acquired based upon their estimated fair values at the Acquisition Closing Date, which were based, in part, upon outside preliminary appraisals for certain assets, including specifically-identified intangible assets and machinery and equipment. The excess of the purchase price over the preliminary estimated fair value of the net tangible and identifiable intangible assets acquired totaling $2.8 billion, was recorded as goodwill. Our purchase price allocation was based upon preliminary information that is subject to change when additional information concerning final asset and liability valuations is obtained. We have not completed our final assessment of the fair value of purchased intangible assets, property and equipment, inventory, tax balances, contingent liabilities, long-term leases, partnering arrangements or acquired contracts. Our final purchase price allocation, to be completed in the fourth quarter of 2013, may result in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill.
Partnering Arrangements—In the ordinary course of business, we execute specific projects and conduct certain operations through partnering ventures. We have various ownership interests in these ventures, with such ownership typically being proportionate to our decision-making and distribution rights. The venture generally contracts directly with the third party customer; however, services may be performed directly by the venture, or may be performed by us or our partners, or a combination thereof.
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
Each venture is assessed at inception and on an ongoing basis as to whether it qualifies as a VIE under the consolidations guidance in ASC 810. Our ventures generally qualify as a VIE when they (1) meet the definition of a legal entity, (2) absorb the operational risk of the projects being executed, creating a variable interest, and (3) lack sufficient capital investment from the partners, potentially resulting in the venture requiring additional subordinated financial support, if necessary, to finance its future activities.
If at any time a venture qualifies as a VIE, we are required to perform a qualitative assessment to determine whether we are the primary beneficiary of the VIE and, therefore, need to consolidate the VIE. We are the primary beneficiary if we have (1) the power to direct the economically significant activities of the VIE and (2) the right to receive benefits from, and obligation to absorb losses of, the VIE. If the venture is a VIE and we are the primary beneficiary, or we otherwise have the ability to control the venture, we consolidate the venture. If we are not determined to be the primary beneficiary of the VIE, or only have the ability to significantly influence, rather than control the venture, we do not consolidate the venture. We account for unconsolidated ventures using the equity method or proportionate consolidation. At September 30, 2013 and December 31, 2012, we had no material proportionately consolidated ventures. See Note 7 to our Financial Statements for additional discussion of our material partnering arrangements.

Inventory—Inventory is recorded at the lower of cost or market and cost is determined using the FIFO or weighted-average cost method. The cost of inventory includes acquisition costs, production or conversion costs, and other costs incurred to bring the inventory to a current location and condition. An allowance for excess or inactive inventory is recorded based upon an analysis that considers current inventory levels, historical usage patterns, estimates of future sales expectations and salvage value. See Note 5 to our Financial Statements for additional disclosures associated with our inventory.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk—We are exposed to market risk associated with changes in foreign currency exchange rates, which may adversely affect our results of operations and financial condition. One form of exposure to fluctuating exchange rates relates to the effects of translating financial statements of foreign operations (primarily Australian Dollar, Canadian Dollar and Euro denominated) into our reporting currency, which are recognized as a cumulative translation adjustment in AOCI. The change in the currency translation adjustment component of AOCI during the nine months ended September 30, 2013 was a loss totaling $8.1 million, net of tax, primarily resulting from movements in the Australian Dollar exchange rates against the U.S. Dollar. We generally do not hedge our exposure to potential foreign currency translation adjustments.
We do not engage in currency speculation; however, we do utilize foreign currency exchange rate derivatives on an on-going basis to hedge against certain foreign currency-related operating exposures. We generally seek hedge accounting treatment for contracts used to hedge operating exposures and designate them as cash flow hedges. Therefore, gains and losses exclusive of credit risk and forward points are included in AOCI until the associated underlying operating exposure impacts our earnings. Changes in the fair value of (1) credit risk and forward points, (2) instruments deemed ineffective during the period, and (3) instruments that we do not designate as cash flow hedges, are recognized within cost of revenue and were not material for the three and nine months ended September 30, 2013.
At September 30, 2013, the notional value of our outstanding forward contracts to hedge certain foreign currency exchange-related operating exposures was $190.3 million, including net foreign currency exchange rate exposure associated with the purchase of U.S. Dollars ($118.5 million), Euros ($28.6 million), Singapore Dollars ($22.3 million), British Pounds ($10.3 million), Chinese Renminbi ($8.1 million), and Thai Baht ($2.5 million). The total net fair value of these contracts was a gain of approximately $0.2 million at September 30, 2013. The potential change in fair value for our outstanding contracts resulting from a hypothetical ten percent change in quoted foreign currency exchange rates would have been approximately $18.8 million at September 30, 2013. This potential change in fair value of our outstanding contracts would be offset by the change in fair value of the associated underlying operating exposures.
Interest Rate Risk—On February 28, 2013, we entered an interest rate swap to hedge against interest rate variability associated with $505.0 million of our $1.0 billion Term Loan. The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Loan at inception and through September 30, 2013. Accordingly, changes in the fair value of the interest rate swap are recognized in AOCI. The total net fair value of the contract was a gain of approximately $1.3 million at September 30, 2013. The potential change in fair value for our interest rate swap resulting from a hypothetical one percent change in the LIBOR rate would have been approximately $12.4 million at September 30, 2013.
Other—The carrying values of our accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. At September 30, 2013, the fair value of our Term Loan, based upon the current market rates for debt with similar credit risk and maturity, approximated its carrying value as interest is based upon LIBOR plus an applicable floating spread. Our Senior Notes are categorized within level 2 of the valuation hierarchy and had a total fair value of approximately $762.0 million at September 30, 2013, based upon the current market rates for debt with similar credit risk and maturities. See Note 10 to our Financial Statements for additional discussion of our financial instruments.
Item 4. Controls and Procedures
Disclosure Controls and Procedures—As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). As previously noted, we completed the Shaw Acquisition on February 13, 2013. The SEC’s guidance permits the exclusion of an assessment of the effectiveness of a registrant’s disclosure controls and procedures as they relate to its internal controls over financial reporting for an acquired business during the first year following such acquisition, if among other circumstances and factors there is not adequate time between the acquisition date and the date of assessment. In accordance with the SEC guidance, the scope of our evaluation of the Company’s disclosure controls and procedures as of September 30, 2013 excluded an assessment of the internal control over financial reporting of Shaw. The acquired Shaw operations represent approximately 36% and 24% of our consolidated revenue and income from operations (excluding acquisition-related costs and including intangibles amortization) for the nine months ended September 30, 2013. Based upon such evaluation, the CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures are effective.
Changes in Internal Control—As part of the integration of the Shaw Acquisition, we will integrate Shaw’s operations, including internal controls and processes and extending our Section 404 compliance program to Shaw. There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
General—We have been and may from time to time be named as a defendant in legal actions claiming damages in connection with engineering and construction projects, technology licenses, other services we provide, and other matters. These are typically claims that arise in the normal course of business, including employment-related claims and contractual disputes or claims for personal injury or property damage which occur in connection with services performed relating to project or construction sites. Contractual disputes normally involve claims relating to the timely completion of projects, performance of equipment or technologies, design or other engineering services or project construction services provided by us. We do not believe that any of our pending contractual, employment-related personal injury or property damage claims and disputes will have a material adverse effect on our future results of operations, financial position or cash flow. See Note 15 to our Financial Statements for additional discussion of claims associated with our projects.
Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Over the past several decades and through September 30, 2013, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 5,300 plaintiffs and, of those claims, approximately 1,400 claims were pending and 3,900 have been closed through dismissals or settlements. Over the past several decades and through September 30, 2013, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount of approximately one thousand dollars per claim. We review each case on its own merits and make accruals based upon the probability of loss and our estimates of the amount of liability and related expenses, if any. We do not believe that any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow, and, at September 30, 2013, we had approximately $2.9 million accrued for liability and related expenses. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that we may expect to recover because of the variability in coverage amounts, limitations and deductibles, or the viability of carriers, with respect to our insurance policies for the years in question.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits
(a) Exhibits

10.1 (1)
Revolving Credit Agreement, dated as of October 28, 2013, by and among Chicago Bridge & Iron Company N.V., Chicago Bridge & Iron Company (Delaware), the Other Subsidiary Borrowers, Bank of America, N.A., as Administrative Agent and and BNP Paribas Securities Corp., BBVA Compass, Crédit Agricole Corporate and Investment Bank and The Royal Bank of Scotland plc, as Syndication Agents, and the lenders and other financial institutions party thereto

10.2 (1)
Amendment No. 1, dated as of October 28, 2013, to the Revolving Credit Agreement, dated as of December 21, 2012, by and among Chicago Bridge & Iron Company N.V., Chicago Bridge & Iron Company (Delaware), the Other Subsidiary Borrowers, Bank of America, N.A., as Administrative Agent and Swing Line Lender, Crédit Agricole Corporate and Investment Bank as Syndication Agent, and the lenders and other financial institutions party thereto

10.3 (1)
Amendment No. 1, dated as of October 28, 2013, to the Term Loan Agreement, dated December 21, 2012, by and among Chicago Bridge & Iron Company N.V., Chicago Bridge & Iron Company (Delaware), Bank of America, N.A., as Administrative Agent, Crédit Agricole Corporate and Investment Bank as Syndication Agent, and the lenders and other financial institutions party thereto

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

(2)
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iii) the Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, (v) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2013 and 2012, and (vi) the Notes to Financial Statements.

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
Date: October 29, 2013