Form 10-K
period 2013-12-31
CHICAGO BRIDGE & IRON CO N V
filed 2014-02-27
CIK 1027884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
Aggregate market value of common stock held by non-affiliates, based on a New York Stock Exchange closing price of $59.66 as of June 28, 2013 was $6,399,208.
The number of shares outstanding of the registrant’s common stock as of February 18, 2014 was 107,331,077.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2014 Proxy Statement for the annual general meeting of shareholders to be held April 30, 2014 Part III

CHICAGO BRIDGE & IRON COMPANY N.V.

PART I
Item 1. Business
Founded in 1889, Chicago Bridge & Iron Company N.V. (“CB&I” or “the Company”), a Netherlands company, provides a wide range of services, including conceptual design, technology, engineering, procurement, fabrication, modularization, construction, commissioning, maintenance, program management and environmental services to customers in the energy infrastructure market throughout the world, and is a provider of diversified government services. Our stock trades on the New York Stock Exchange (“NYSE”) under the ticker symbol “CBI.” With more than a century of experience and approximately 56,000 employees worldwide, we capitalize on our global expertise and local knowledge to safely and reliably deliver projects virtually anywhere. At a given point in time, we have active projects in process in more than 70 countries.
Recent Acquisitions
The Shaw Group Inc. (“Shaw”). As more fully described in Note 4 to our Consolidated Financial Statements (“Financial Statements”), on July 30, 2012, we entered into a definitive agreement (the “Acquisition Agreement”) to acquire Shaw (the “Shaw Acquisition”). On February 13, 2013 (the “Acquisition Closing Date”), we completed the Shaw Acquisition for a gross purchase price of approximately $3.4 billion, comprised of approximately $2.9 billion in cash consideration and approximately $488.8 million in equity consideration. The cash consideration was funded using approximately $1.1 billion from existing cash balances of CB&I and Shaw on the Acquisition Closing Date, and the remainder was funded using debt financing as further described in Note 10 to our Financial Statements. Shaw's unrestricted cash balance on the Acquisition Closing Date totaled approximately $1.2 billion, and accordingly, the cash portion of our purchase price, net of cash acquired, was approximately $1.7 billion and our total purchase price, net of cash acquired, was approximately $2.2 billion. The acquired Shaw operations previously provided services through the following four segments:
Power. Power provides a range of services, including design, engineering, construction and procurement ("EPC"), technology and consulting services, primarily to the fossil and nuclear power generation industries.
Plant Services. Plant Services provides electric power refueling outage maintenance, turnaround maintenance, routine maintenance, offshore maintenance, modifications, capital construction, reliability engineering, plant engineering, plant support and specialty services. Additionally, Plant Services provides services to restore, rebuild, repair, renovate and modify industrial and electric power generation facilities, and offers predictive and preventive maintenance services.
Fabrication & Manufacturing ("F&M"). F&M provides fabricated piping systems and process and nuclear modules, primarily to the electric power, petrochemical and refinery industries, supporting both external customers and other internal segments.
Environmental & Infrastructure (“E&I”). E&I provides full-scale environmental and infrastructure services for government and private-sector clients around the world. These services include program and project management, design-build engineering and construction, sustainability and energy efficiency, remediation and restoration, science and technology, facilities management and emergency response and disaster recovery.
Each of the above Shaw segments have been incorporated into our expanded operating groups, which represent our reportable segments, as described in the Segment Financial Information section below.
Other Acquisitions. On May 17, 2013, we acquired a coal gasification technology ("E-Gas") for cash consideration of approximately $60.8 million, primarily consisting of process technology intangible assets. This acquired business has been incorporated into our Technology operating group.
Segment Financial Information
In conjunction with the aforementioned Shaw Acquisition, beginning in the first quarter of 2013, our management structure and internal and public segment reporting was aligned based upon the expanded services offered by the following four operating groups:
Engineering, Construction and Maintenance. Engineering, Construction and Maintenance provides EPC for major energy infrastructure facilities, as well as comprehensive and integrated maintenance services, and includes our Oil and Gas business unit (formerly our Project Engineering and Construction segment) and Shaw's former Power and Plant Services segments. Projects for this operating group include nuclear, fossil and renewable electric generating plants for the power industry, and upstream and downstream process facilities for the oil and gas industry, such as refinery process units and petrochemical facilities, as well as Liquefied Natural Gas ("LNG") liquefaction and regasification terminals. Customers include international energy companies such as Chevron, ExxonMobil, and Occidental Petroleum; national energy companies such as Ecopetrol (Colombia), Statoil (Norway) and Exelon (United States ("U.S.")); and regional energy companies such as Williams (U.S.), Duke Energy (U.S.), and Entergy (U.S.). Effective January 1, 2013, the backlog and operating results of our large LNG mechanical erection project in the Asia Pacific region that was previously reported within our former Steel Plate Structures segment (currently within our Fabrication Services operating group) are reported within our Engineering, Construction and Maintenance operating group to align with our current operating structure.
Fabrication Services. Fabrication Services provides fabrication of piping systems, process and nuclear modules, and fabrication and erection of storage tanks and pressure vessels for the oil and gas, petrochemicals, water and wastewater, mining, mineral processing and power generation industries. This operating group includes our Steel Plate Structures business unit (formerly our Steel Plate Structures segment) and Shaw's former F&M segment. Projects for this operating group include above ground storage tanks, LNG tanks, pressure vessels, elevated water storage tanks, other specialty structures, such as nuclear containment vessels and process and nuclear modules, as well as fabrication of piping and structural steel, induction bending and module prefabrication and assembly. Customers include international energy companies such as Chevron, ChevronPhillips, ConocoPhillips, Dow, ExxonMobil, and Shell; national energy companies such as ADNOC (Abu Dhabi) and CNOOC (China); regional refiners, chemical, and gas processing companies such as Flint Hills, Sunoco, and Suncor; terminal operators such as Kinder Morgan and Oiltanking; mining and mineral processing companies such as BHP and Alcoa, and the general power industry. As discussed above, effective January 1, 2013, the backlog and operating results of our large LNG mechanical erection project in the Asia Pacific region that was previously reported within our former Steel Plate Structures segment are now reported within our Engineering, Construction and Maintenance operating group.
Technology. Technology provides licensed process technologies, catalysts, specialized equipment and engineered products for use in petrochemical facilities, oil refineries, coal gasification plants and gas processing plants and offers process planning and project development services, and a comprehensive program of aftermarket support. This operating group primarily consists of our former Lummus Technology segment. Customers include international energy companies such as Shell and ExxonMobil; national energy companies such as Pemex (Mexico), CNOOC (China), Rosneft (Russia); petrochemical companies such as Westlake Petrochemicals, Occidental, Reliance Industries and regional companies such as IRPC (Thailand), GS Caltex (Korea) and Chandra Asri (Indonesia).
Government Solutions. Government Solutions provides design-build infrastructure projects for federal, state and local governments, design-build services for marine and transportation projects, and full-scale environmental services for government and private sector clients, including remediation and restoration of contaminated sites, emergency response, and disaster recovery. This operating group primarily consists of Shaw's former E&I segment. Customers include U.S. Federal departments and agencies such as the U.S. Department of Energy (DOE), U.S. Department of Defense (DOD), U.S. Environmental Protection Agency (EPA) and the U.S. Federal Emergency Management Agency (FEMA), as well as U.S. state and local governments and a variety of non-governmental customers.
Segment financial information by operating group can be found under “Results of Operations” within Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 18 within Item 8 “Financial Statements and Supplementary Data.”
Competitive Strengths
Our core competencies, which we believe are significant competitive strengths, include:
Strong Health, Safety and Environmental (“HSE”) Performance. Because of our long and outstanding safety record, we are sometimes invited to bid on projects for which other competitors do not qualify. Our HSE performance also translates directly to lower costs and reduced risk to our employees, subcontractors and customers. According to the U.S. Bureau of Labor Statistics, the national Lost Workday Case Incidence Rate for construction companies similar to CB&I was 0.7 per 100 full-time employees for 2012 (the latest reported year), while our rate for 2013 was only 0.05 per 100 employees.
Worldwide Record of Excellence. We have an established record as a leader in the international engineering and construction industry by providing consistently superior project performance for more than a century.
Global Execution Capabilities. With a network of approximately 200 sales and operations offices around the world, established supplier relationships and available workforces, we have the ability to rapidly mobilize personnel, materials and equipment to execute projects in locations ranging from highly industrialized countries to some of the world’s most remote regions. Additionally, due primarily to our long-standing presence in numerous markets around the world, we have a prominent position as a local direct hire contractor in global energy and industrial markets.
EPC Project Execution Capabilities. We are one of the few EPC contractors that has self perform construction capability in the U.S. and worldwide. In addition, our world class piping fabrication facilities around the world are unique in the EPC contractor industry. These are key elements of our project delivery model that provides our customers lower costs and schedule assurance due to our ability to directly perform and control the critical path activities of most projects. This provides us with a competitive advantage over other EPC contractors that operate in our space.

Modular Fabrication. We are one of the few EPC contractors and process technology providers with fabrication facilities, which allow us to offer customers the option of modular construction, when feasible. In contrast to traditional on-site “stick built” construction, modular construction enables modules to be built within a tightly monitored shop environment which allows us to, among other things, better control quality, minimize weather delays and expedite schedules. Once completed, the modules are shipped to and assembled at the project site.
Licensed Technologies. We offer a broad, state-of-the-art portfolio of hydrocarbon refining, petrochemical and gas processing technologies. Our ability to provide licensed technologies sets us apart from our competitors and presents opportunities for increased profitability. Combining technology with EPC capabilities strengthens our presence throughout the project life cycle, allowing us to capture additional market share in higher margin growth markets.
Recognized Expertise. Our in-house engineering team includes internationally recognized experts in a broad range of energy infrastructure fields, including processes and facilities related to oil and gas production, LNG, refining, petrochemicals, gas processing, power generation, modular design and fabrication, cryogenic storage and processing, and bulk liquid storage and systems. Several of our senior engineers are long-standing members of committees that have helped develop worldwide standards for storage structures and process vessels for the oil and gas industry, including the American Petroleum Institute and the American Society of Mechanical Engineers.
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
Management Team with Extensive Engineering and Construction Industry Experience. Members of our senior leadership team have an average of 30 years of experience in the energy infrastructure industry.
Growth Strategy
We anticipate that our near-term growth will primarily be derived organically from our existing end markets and from our recent Shaw Acquisition. Combining CB&I and Shaw has created one of the most complete energy focused companies in the world, with the ability to provide technology, engineering, procurement, fabrication, construction, maintenance, and associated services. The Shaw Acquisition increases our skilled resources, expands our services into energy growth areas, including power generation, and provides non-energy related diversification through our Government Solutions operating group. With increased critical mass, CB&I will also have an even greater ability to compete for and execute the largest energy infrastructure projects. On an opportunistic and strategic basis, we may pursue further growth through selective acquisitions of additional businesses, technologies, or assets that meet our stringent acquisition criteria and will expand or complement our current portfolio of services.
Competition
We operate in a competitive environment. Technology performance, price, timeliness of completion, quality, safety record and reputation are principal competitive factors within our industry. There are numerous regional, national and global competitors that offer similar services to those offered by each of our operating groups.
Marketing and Customers
We contract directly with hundreds of customers in the energy, petrochemical, natural resource, power and government services industries. We rely primarily on direct contact between our technically qualified sales and engineering staff and our customers’ engineering and contracting departments. Dedicated sales employees are located in offices throughout the world.
Our significant customers are primarily in the hydrocarbon and power generation industries and include major petroleum and petrochemical companies (see the “Segment Financial Information” section above for a representative listing of our customers by operating group). We have had longstanding relationships with many of our significant customers; however, we are not dependent upon any single customer on an ongoing basis and do not believe the loss of any single customer would have a material adverse effect on our business. For 2013, revenue from our mechanical erection and tank projects in the Asia Pacific region for Gorgon LNG was approximately $1.2 billion (approximately 11% of our total 2013 revenue). For 2012 and 2011, revenue from our Colombian refinery project for Reficar was approximately $915.0 million (approximately 17% of our total 2012 revenue) and $690.9 million (approximately 15% of our total 2011 revenue), respectively.

Backlog
At December 31, 2013, we had a backlog of work to be completed on contracts of approximately $27.8 billion, compared with $10.9 billion at December 31, 2012. Our 2013 backlog reflected the impact of approximately $16.8 billion acquired in connection with the Shaw Acquisition. The geographic mix of our backlog and revenue is primarily dependent upon global energy demand, and at December 31, 2013 and for the year then ended, approximately 30% and 55% of our backlog and revenue, respectively, was derived from projects outside the U.S. In addition, due to the nature of projects for our Government Solutions operating group, where legislatures typically appropriate funds on a year-by-year basis while contract performance may take more than one year, approximately $1.2 billion of our backlog at December 31, 2013 was for contractual commitments that are subject to future funding decisions. Due to the timing of awards and the long-term nature of some of our projects, approximately 60% to 65% of our December 31, 2013 backlog is anticipated to be recognized as revenue beyond 2014. For further discussion of our backlog, see the applicable risk factor in Item 1A “Risk Factors” and the “Overview” section of Item 7.
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
In connection with the historical operation of our facilities, including those associated with acquired operations, substances which currently are or might be considered hazardous were used or disposed of at some sites that will or may require us to make expenditures for remediation. In addition, we have agreed to indemnify parties from whom we have purchased or to whom we have sold facilities, for certain environmental liabilities arising from acts occurring before the dates those facilities were transferred.
We believe we are in compliance, in all material respects, with environmental laws and regulations and maintain insurance coverage to mitigate our exposure to environmental liabilities. We do not believe any environmental matters will have a material adverse effect on our future results of operations, financial position or cash flow. We do not anticipate we will incur material capital expenditures for environmental controls or for the investigation or remediation of environmental conditions during 2014 or 2015.
Patents
We have numerous active patents and patent applications throughout the world, the majority of which are associated with technologies licensed by our Technology operating group. However, no individual patent is so essential that its loss would materially affect our business.

Employees
At December 31, 2013, we employed approximately 55,900 persons worldwide, comprised of approximately 21,400 salaried employees and approximately 34,500 hourly and craft employees. Our number of employees, particularly hourly and craft, varies in relation to the location, number and size of projects we have in process at any given time. To preserve our project management and technological expertise as core competencies, we continuously recruit and develop qualified personnel, and maintain ongoing training programs for all our key personnel.
The percentage of our employees represented by unions for 2013 was approximately 20% to 25%. We have agreements, which generally extend up to 5 years, with various unions representing groups of employees at project sites in the U.S., Canada, Australia and various other countries. We enjoy good relations with our unions and have not experienced a significant work stoppage in any of our facilities for more than a decade.
Available Information
We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), free of charge through our internet website at www.cbi.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (the “SEC”).
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
Item 1A. Risk Factors
Any of the following risks (which are not the only risks we face) could have material adverse effects on our results of operations, financial condition or cash flow:
Our Business is Dependent upon Major Construction and Service Contracts, the Unpredictable Timing of Which May Result in Significant Fluctuations in our Cash Flow due to the Timing of Receipt of Payment Under the Contracts.
Our cash flow is dependent upon obtaining major construction and service contracts primarily for work in the energy, petrochemical, natural resource, power and government services markets throughout the world, especially in cyclical industries such as hydrocarbon refining, petrochemical, and natural gas. The timing of or failure to obtain contracts, delays in awards of contracts, cancellations of contracts, delays in completion of contracts, or failure to obtain timely payment from our customers, could result in significant periodic fluctuations in our cash flow. In addition, many of our contracts require us to satisfy specific progress or performance milestones in order to receive payment from the customer. As a result, we may incur significant costs for engineering, materials, components, equipment, labor or subcontractors prior to receipt of payment from a customer. Such expenditures could reduce our cash flow and necessitate borrowings under our credit facilities.
The Nature of Our Primary Contracting Terms for Our Long-Term Contracts, Including Cost-Reimbursable and Fixed-Price or a Combination Thereof, Could Adversely Affect Our Operating Results.
We offer our customers a range of contracting options for our long-term contracts, including cost-reimbursable, fixed price and hybrid, which has both cost-reimbursable and fixed-price characteristics. Under cost-reimbursable contracts, we generally perform our services in exchange for a price that consists of reimbursement of all customer-approved costs and a profit component, which is typically a fixed rate per hour, an overall fixed fee, or a percentage of total reimbursable costs. If we are unable to obtain proper reimbursement for all costs incurred due to improper estimates, performance issues, customer disputes, or any of the additional factors noted below for fixed-price contracts, the project may be less profitable than we expect. Under fixed-price contracts, we perform our services and execute our projects at an established price and, as a result, benefit from cost savings, but may be unable to recover any cost overruns. If we do not execute a contract within our cost estimates, we may incur losses or the project may be less profitable than we expected. The revenue, cost and gross profit realized on such contracts can vary, sometimes substantially, from the original projections due to a variety of factors, including, but not limited to:

•	costs incurred in connection with modifications to a contract that may be unapproved by the customer as to scope, schedule, and/or price (“unapproved change orders”);

•	unanticipated costs or claims, including costs for project modifications, customer-caused delays, errors or changes in specifications or designs, or contract termination;

•	unanticipated technical problems with the structures, equipment or systems we supply;

•	failure to properly estimate costs of engineering, materials, components, equipment, labor or subcontractors;

•	changes in the costs of engineering, materials, components, equipment, labor or subcontractors;

•	changes in labor conditions, including the availability and productivity of labor;

•	productivity and other delays caused by weather conditions;

•	failure of our suppliers or subcontractors to perform;

•	difficulties in obtaining required governmental permits or approvals;

•	changes in laws and regulations; and

•	changes in general economic conditions.
Our hybrid contracts can have a combination of the risk factors described above for our fixed-price and cost-reimbursable contracts.
These risks are exacerbated for projects with long-term durations because there is an increased risk that the circumstances upon which we based our original estimates will change in a manner that increases costs. In addition, we sometimes bear the risk of delays caused by unexpected conditions or events. To the extent there are future cost increases that we cannot recover from our customers. alliance partners, suppliers or subcontractors, the outcome could have an adverse effect on our results of operations, financial position and cash flows.
Furthermore, revenue and gross profit from our contracts can be affected by contract incentives or penalties that may not be known or finalized until the later stages of the contract term. Some of these contracts provide for the customer’s review of our accounting and cost control systems to verify the completeness and accuracy of the reimbursable costs invoiced. These reviews could result in reductions in reimbursable costs and labor rates previously billed to the customer.
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
Our Billed and Unbilled Revenue May Be Exposed to Potential Risk if a Project is Terminated Or Canceled Or if Our Customers Encounter Financial Difficulties.
Our contracts often require us to satisfy or achieve certain milestones in order to receive payment for the work performed. As a result, under these types of arrangements, we may incur significant costs or perform significant amounts of services prior to receipt of payment. If the customer does not to proceed with the completion of the project or if the customer defaults on its payment obligations, we may face difficulties in collecting payment of amounts due to us for the costs previously incurred. In addition, many of our customers for large EPC projects are project-specific entities that do not have significant assets other than their interests in the EPC project. It may be difficult to collect amounts owed to us by these customers. If we are unable to collect amounts owed to us, this would have an adverse effect on our future results of operations, financial position and cash flows.
We May Not Be Able to Fully Realize the Revenue Value Reported in Our Backlog.
At December 31, 2013, we had a backlog of work to be completed on contracts of approximately $27.8 billion. Backlog develops as a result of new awards, which represent the revenue value of new project commitments received by us during a given period, including legally binding commitments without a defined scope. Commitments may be in the form of written contracts, purchase orders or indications of the amounts of time and materials we need to make available for customers’ anticipated projects. New awards may also include estimated amounts of work to be performed based on customer communication and historic experience and knowledge of our customers’ intentions. Backlog consists of projects which have either not yet been started or are in progress but are not yet complete. In the latter case, the revenue value reported in backlog is the remaining value associated with work that has not yet been completed. The revenue projected in our backlog may not be realized or, if realized, may not be profitable as a result of poor contract performance.
Due to project terminations, suspensions or changes in project scope and schedule, we cannot predict with certainty when or if our backlog will be performed. From time to time, projects are canceled that appeared to have a high certainty of going forward at the time they were recorded as new awards. In the event of a project cancellation, we typically have no contractual right to the total revenue reflected in our backlog. Some of the contracts in our backlog provide for cancellation fees or certain reimbursements in the event customers cancel projects. These cancellation fees usually provide for reimbursement of our out-of-pocket costs, costs associated with work performed prior to cancellation, and, to varying degrees, a percentage of the profit we would have realized had the contract been completed. Although we may be reimbursed for certain costs, we may be unable to recover all direct costs incurred and may incur additional unrecoverable costs due to the resulting under-utilization of our assets.

Our Failure to Meet Contractual Schedule or Performance Requirements Could Adversely Affect Our Revenue and Profitability.
In certain circumstances, we guarantee project completion by a scheduled date or certain performance levels. Failure to meet these schedule or performance requirements could result in a reduction of revenue and additional costs, and these adjustments could exceed projected profit. Project revenue or profit could also be reduced by liquidated damages withheld by customers under contractual penalty provisions, which can be substantial and can accrue on a daily basis. Schedule delays can result in costs exceeding our projections for a particular project. Performance problems for existing and future contracts could cause actual results of operations to differ materially from those previously anticipated and could cause us to suffer damage to our reputation within our industry and our customer base.
Our Government Contracts May Be Subject to Modification or Termination, Which Could Adversely Affect Our Revenue and Profitability.
We are a provider of services to U.S. government agencies and are therefore exposed to risks associated with government contracting. Government agencies typically can terminate or modify contracts with us at their convenience due to budget constraints or various other reasons. As a result, our backlog may be reduced or we may incur a loss if a government agency decides to terminate or modify a contract with us. We are also subject to audits, including audits of our internal control systems, cost reviews and investigations by government contracting oversight agencies. As a result of an audit, the oversight agency may disallow certain costs or withhold a percentage of interim payments. Cost disallowances may result in adjustments to previously reported revenue and may require us to refund a portion of previously collected amounts. In addition, failure to comply with the terms of one or more of our government contracts or government regulations and statutes could result in us being suspended or debarred from future government projects for a significant period of time, possible civil or criminal fines and penalties, the risk of public scrutiny of our performance, and potential harm to our reputation, each of which could have a material adverse effect on our business. Other remedies that government agencies may seek for improper activities or performance issues include sanctions such as forfeiture of profit and suspension of payments.
In addition to the risks noted above, legislatures typically appropriate funds on a year-by-year basis, while contract performance may take more than one year. As a result, contracts with government agencies may be only partially funded or may be terminated, and we may not realize all of the potential revenue and profit from those contracts. Appropriations and the timing of payment may be influenced by, among other things, the state of the economy, competing political priorities, curtailments in the use of government contracting firms, budget constraints, the timing and amount of tax receipts and the overall level of government expenditures.
We Are Exposed to Potential Risks and Uncertainties Associated With Our Use of Partnering Arrangements and Our Subcontracting and Vendor Partner Arrangements to Execute Certain Projects.
In the ordinary course of business, we execute specific projects and conduct certain operations through joint venture, consortium and other collaborative arrangements (collectively referred to as “venture(s)”). We have various ownership interests in these ventures, with such ownership typically being proportionate to our decision-making and distribution rights. The ventures generally contract directly with the third party customer; however, services may be performed directly by the venture, or may be performed by us or our partners, or a combination thereof.
The use of these ventures exposes us to a number of risks, including the risk that our partners may be unable or unwilling to provide their share of capital investment to fund the operations of the venture or to complete their obligations to us, the venture or, ultimately, our customer. This could result in unanticipated costs to complete the project, liquidated damages or contract disputes, including claims against our partners, any of which could have a material adverse effect on our future results of operations, financial position or cash flow.
Additionally, we rely on third party partners, equipment manufacturers and third party subcontractors to assist in the completion of our projects. To the extent these parties cannot execute their portion of the work and are unable to deliver their services, equipment or materials according to the contractual terms, or we cannot engage subcontractors or acquire equipment or materials, our ability to complete a project in a timely manner may be impacted. If the amount we are required to pay for these goods and services in an effort to meet our contractual obligations exceeds the amount we have included in the estimates for our work, we could experience project losses or a reduction in estimated profit.
In both the private and public sectors, either acting as a prime contractor, a subcontractor or as a member of a venture, we may join with other firms to form a team to compete for a single contract. Because a team can often offer stronger combined qualifications than any stand-alone company, these teaming arrangements can be very important to the success of a particular contract bid process or proposal. This can be particularly true for larger projects and in geographies in which bidding success can be substantially impacted by the presence and quality of a local partner. The failure to maintain such relationships in both foreign and domestic markets may impact our ability to win additional work.

Intense Competition in the Markets We Serve Could Reduce Our Market Share and Earnings.
The energy, petrochemical, natural resource, power and government services markets we serve are highly competitive markets in which a large number of regional, national and multinational companies (including, in some cases, certain of our customers) compete, and these markets require substantial resources and capital investment in equipment, technology and skilled personnel. Competition also places downward pressure on our contract prices and margins. Intense competition is expected to continue in these markets, presenting us with significant challenges in our ability to maintain strong growth rates and acceptable margins. If we are unable to meet these competitive challenges, we could lose market share to our competitors and experience an overall reduction in our results of operations, financial position and cash flows.
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
The aforementioned factors are beyond our control and could have a material adverse effect on our results of operations, financial position or cash flow.
If the U.S. Were to Revoke or Limit the DOE's Loan Guarantee Program (“LGP”), it Could have a Material adverse Effect on Our Results of Operations, Financial Position or Cash Flow.
Some of our customers may rely on the DOE’s LGP, under which the DOE issues loan guarantees to eligible projects that “avoid, reduce, or sequester air pollutants or anthropogenic emissions of greenhouse gases” and “employ new or significantly improved technologies as compared to technologies in service in the U.S. at the time the guarantee is issued.” If the U.S. government were to revoke or limit the DOE’s LGP, it could make obtaining funding more difficult for many of our customers, which could inhibit their ability to take on new projects and result in a negative impact on our future results of operations, financial position or cash flow.
We May be Exposed to Additional Risks as We Obtain New Significant Awards and Execute Our Backlog, Including Greater Backlog Concentration in Fewer Projects, Potential Cost Overruns and Increasing Requirements for Letters of Credit, Each of Which Could Have a Material Adverse Effect on Our Future Results of Operations, Financial Position or Cash Flow.
As we obtain new significant project awards and convert the backlog into revenue, these projects may use larger sums of working capital than other projects and will be concentrated among a smaller number of customers. If any significant projects currently included in our backlog or awarded in the future were to have material cost overruns, or are significantly delayed, modified or canceled, and we are unable to replace the projects in backlog, our results of operations, financial position or cash flows could be adversely impacted.
Additionally, as we convert our significant projects from backlog into active construction, we may face significantly greater requirements for the provision of letters of credit or other forms of credit enhancements. We can provide no assurance that we will be able to access such capital and credit as needed or that we would be able to do so on economically attractive terms.

Our Customers’ and Our Partners’ Ability to Receive the Applicable Regulatory and Environmental Approvals for Our Power Projects and the Timeliness of Those Approvals Could Adversely Affect Us.
The regulatory permitting process for our power projects requires significant investments of time and money by our customers and sometimes by us and our partners. There are no assurances that we or our customers will obtain the necessary permits for these projects. Applications for permits to operate these fossil and nuclear-fueled facilities, including air emissions permits, may be opposed by government entities, individuals or environmental groups, resulting in delays and possible non-issuance of the permits.
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
Demand for Our Products and Services is Cyclical and Vulnerable to Economic Downturns and Reductions in Private Industry and Government Spending.
As noted above, the industries we serve historically have been, and will likely continue to be, cyclical in nature and vulnerable to general downturns in the domestic and international economies. Many of our customers may face budget shortfalls or may delay capital spending resulting in a decrease in the overall demand for our services. A decrease in federal, state and local tax revenue as well as other economic declines may result in lower government spending. Further, our customers may demand better pricing terms and their ability to pay timely may be affected by an ongoing weak economy. Portions of our business traditionally lag recovery in the economy; therefore, our business may not recover immediately upon any economic improvement. The aforementioned could have a material adverse effect on our results of operations, financial position or cash flow.
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
We are Vulnerable to Significant Fluctuations in Our Liquidity That May Vary Substantially Over Time.
Our operations could require us to utilize large sums of working capital, sometimes on short notice and sometimes without assurance of recovery of the expenditures. Circumstances or events that could create large cash outflows include losses resulting from fixed-price contracts, environmental liabilities, litigation risks, unexpected costs or losses resulting from previous acquisitions, contract initiation or completion delays, political conditions, customer payment problems, foreign exchange risks and professional and product liability claims.
Non-Compliance With Covenants in Our Financing Arrangements, Without Waiver or Amendment From the Lenders or Note Holders, Could Require Cash Collateral For Outstanding Letters of Credit, Could Adversely Affect Our Ability to Borrow Funds and Could Ultimately Require Us to Repay the Debt Earlier Than Expected.
At December 31, 2013, we had total debt of $1.8 billion, including our $925.0 million Term Loan and $800.0 million in Senior Notes, both of which were used to fund a portion of the Shaw Acquisition, and $115.0 million of borrowings under our revolving facilities. Our financing arrangements contain certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum net worth level, and other covenants with which we must comply. We may not be able to satisfy these ratios or comply with the other covenants if our operating results deteriorate as a result of, but not limited to, the impact of other risk factors that may have a potential adverse impact on our results of operations, financial condition or cash flow. These covenants may also restrict our ability to finance future operations or capital needs and the form or level of our indebtedness may prevent us from raising additional capital on attractive terms or from obtaining additional financing if needed.
We May be Required to Contribute Cash to Meet Our Underfunded Pension Obligations in Certain Multi-employer Pension Plans.
In the U.S. and Canada, we participate in various multi-employer pension plans under union and industry agreements that generally provide defined benefits to employees covered by collective bargaining agreements. Absent an applicable exemption, a contributor to a multiemployer plan is liable, upon termination or withdrawal from a plan, for its proportionate share of the plan’s underfunded vested liability. Funding requirements for benefit obligations of our pension plans are subject to certain regulatory requirements and we may be required to make cash contributions which may be material to one or more of these plans to satisfy certain underfunded benefit obligations.
Our Projects Expose Us to Potential Professional Liability, Product Liability, Warranty or Other Claims.
We engineer, procure, construct and provide services (including pipe, steel, and large structure fabrication) for large industrial facilities in which system failure can be disastrous. We may also be subject to claims resulting from the subsequent operations of facilities we have installed. Under some of our contracts, we must use customer-specified metals or processes for producing or fabricating pipe for our customers. The failure of any of these metals or processes could result in warranty claims against us for significant replacement or rework costs, which could materially impact our results of operation, financial condition or cash flow.
In addition, our operations are subject to the usual hazards inherent in providing engineering and construction services, such as the risk of accidents, fires and explosions. These hazards can cause personal injury and loss of life, business interruptions, property damage, and pollution and environmental damage. We may be subject to claims as a result of these hazards.
Although we generally do not accept liability for consequential damages in our contracts, should we be determined liable, we may not be covered by insurance or, if covered, the dollar amount of these liabilities may exceed our policy limits. Any catastrophic occurrence in excess of insurance limits at project sites where our structures are installed or on projects for which services are performed could result in significant professional liability, product liability, warranty or other claims against us. Any damages not covered by our insurance, in excess of our insurance limits or, if covered by insurance subject to a high deductible, could result in a significant loss for us, which may reduce our profits and cash available for operations. These claims could also make it difficult for us to obtain adequate insurance coverage in the future at a reasonable cost.
Additionally, customers or subcontractors that have agreed to indemnify us against such losses may refuse or be unable to pay us. A partially or completely uninsured claim, if successful and of significant magnitude, could result in an adverse effect on our results of operations, financial position and cash flows.
We Could Be Adversely Affected by Violations of the U.S. Foreign Corrupt Practices Act (“FCPA”), Similar Worldwide Anti-Bribery Laws, and Various International Trade and Export Laws.
The international nature of our business creates various domestic and local regulatory challenges. The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from offering anything of value to government officials for the purpose of obtaining or retaining business, directing business to a particular person or legal entity or obtaining an unfair advantage. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We train our employees concerning anti-bribery laws and issues, and we also inform our partners, subcontractors, and third parties who work for us or on our behalf that they must comply with anti-bribery law requirements. We also have procedures and controls in place to monitor internal and external compliance. Allegations of violations of anti-bribery laws, including the FCPA, may also result in internal, independent or governmental investigations. Additionally, our global operations include the import and export of goods and technologies across international borders, which requires a robust compliance program. We cannot assure that our internal controls and procedures will always protect us from the reckless or criminal acts committed by our employees, partners or third parties working for us or on our behalf. If we are found to be liable for anti-bribery law violations or other regulatory violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others), we could suffer from criminal or civil penalties or other sanctions, which could have an adverse effect on our results of operations, financial position and cash flows.

We May Experience Increased Costs and Decreased Cash Flow Due to Compliance with Environmental Laws and Regulations, Liability for Contamination of the Environment or Related Personal Injuries.
General—We are subject to environmental laws and regulations, including those concerning emissions into the air; nuclear material; discharge into waterways; generation, storage, handling, treatment and disposal of waste materials; and health and safety.
Our business often involves working around and with volatile, toxic and hazardous substances and other highly regulated pollutants, substances or wastes, for which the improper characterization, handling or disposal could constitute violations of U.S. federal, state or local laws and regulations and laws of other countries, and result in criminal and civil liabilities. Environmental laws and regulations generally impose limitations and standards for certain pollutants or waste materials and require us to obtain permits and comply with various other requirements. Governmental authorities may seek to impose fines and penalties on us, or revoke or deny issuance or renewal of operating permits for failure to comply with applicable laws and regulations. We are also exposed to potential liability for personal injury or property damage caused by any release, spill, exposure or other accident involving such pollutants, substances or wastes. Furthermore, we provide certain environmental remediation services.
We may incur liabilities that may not be covered by insurance policies, or, if covered, the financial amount of such liabilities may exceed our policy limits or fall within applicable deductible or retention limits. A partially or completely uninsured claim, if successful and of significant magnitude, could cause us to suffer a significant loss and reduce cash available for our operations.
The environmental, health and safety laws and regulations to which we are subject are constantly changing, and it is impossible to predict the impact of such laws and regulations on us in the future. We cannot ensure that our operations will continue to comply with future laws and regulations or that these laws and regulations will not cause us to incur significant costs or adopt more costly methods of operation. Additionally, the adoption and implementation of any new regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, our customers’ equipment and operations could significantly impact demand for our services, particularly among our customers for coal and gas-fired generation facilities as well as our customers in the petrochemicals business. Any significant reduction in demand for our services as a result of the adoption of these or similar proposals could have a material adverse impact on our results of operations, financial position or cash flow.
In connection with the historical operation of our facilities, including those associated with acquired operations, substances which currently are or might be considered hazardous were used or disposed of at some sites that will or may require us to make expenditures for remediation. In addition, we have agreed to indemnify parties from whom we have purchased or to whom we have sold facilities for certain environmental liabilities arising from acts occurring before the dates those facilities were transferred.
Nuclear Operations—Risks associated with nuclear projects, due to their size and complexity, may be increased by permit, licensing and regulatory approvals that can be even more stringent and time consuming than similar processes for more conventional construction projects. We are subject to regulations from a number of entities, including the NRC, the International Atomic Energy Agency (the “IAEA”) and the European Union (the “EU”), which have a substantial effect on our nuclear operations. Regulations include, among other things: (1) systems for nuclear material safeguards implemented by the IAEA and the EU, (2) global-scale agreements on nuclear safety such as the Convention on Nuclear Safety and the Joint Convention on the Safety of Spent Fuel Management and on the Safety of Radioactive Waste Management, (3) the Euratom Treaty, which has created uniform safety standards aimed at protecting the public and workers and passed rules governing the transportation of radioactive waste, and (4) additional general regulations for licensed nuclear facilities, including strict inspection procedures and regulations governing the shutdown and dismantling of nuclear facilities and the disposal of nuclear wastes. Delays in receiving necessary approvals, permits or licenses, failure to maintain sufficient compliance programs, or other problems encountered during construction could significantly increase our costs and have an adverse effect on our results of operations, financial position and cash flows.
We Are and Will Continue to Be Involved in Litigation Including Litigation Related To Hazardous Substances That Could Negatively Impact Our Earnings and Liquidity.
We have been and may, from time to time, be named as a defendant in legal actions claiming damages in connection with engineering and construction projects, technology licenses, other services we provide, and other matters. These are typically claims that arise in the normal course of business, including employment-related claims and contractual disputes or claims for personal injury or property damage which occur in connection with services performed relating to project or construction sites. Contractual disputes normally involve claims relating to the timely completion of projects, performance of equipment or technologies, design or other engineering services or project construction services provided by us. While we do not believe that any of our pending contractual, employment related personal injury or property damage claims and disputes will have a material effect on our future results of operations, financial position or cash flow, there can be no assurance that this will be the case.
In addition, we are from time to time involved in various litigation and other matters related to hazardous substances encountered in our business. In particular, the numerous operating hazards inherent in our business increase the risk of toxic tort litigation relating to any and all consequences arising out of human exposure to hazardous substances, including without limitation, current or past claims involving asbestos-related materials, formaldehyde, Cesium 137 (radiation), mercury and other hazardous substances, or related environmental damage. As a result, we are subject to potentially material liabilities related to personal injuries or property damages that may be caused by hazardous substance releases and exposures. The outcome of such litigation is inherently uncertain and adverse developments or outcomes can result in significant monetary damages, penalties, other sanctions or injunctive relief against us, limitations on our property rights, or regulatory interpretations that increase our operating costs. If any of these disputes results in a substantial monetary judgment against us or an adverse legal interpretation is settled on unfavorable terms, or otherwise affects our operations, it could have an adverse effect on our operating results, financial condition or cash flow.
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
As a company incorporated in The Netherlands, we would be classified as a controlled foreign corporation for U.S. federal income tax purposes if any U.S. person acquires 10% or more of our common shares (including ownership through the attribution rules of Section 958 of the Internal Revenue Code of 1986, as amended (the “Code”), each such person, a “U.S. 10% Shareholder”) and the sum of the percentage ownership by all U.S. 10% Shareholders exceeds 50% (by voting power or value) of our common shares. We do not believe we are currently a controlled foreign corporation; however, we may be determined to be a controlled foreign corporation in the future. In the event that such a determination is made, all U.S. 10% Shareholders would be subject to taxation under Subpart F of the Code. The ultimate consequences of this determination are fact-specific to each U.S. 10% Shareholder, but could include possible taxation of such U.S. 10% Shareholder on a pro rata portion of our income, even in the absence of any distribution of such income.
Under the double taxation convention in effect between The Netherlands and the U.S. (the “Treaty”), dividends we pay to certain U.S. corporate shareholders owning at least 10% of our voting power are generally eligible for a reduction of the 15% Netherlands withholding tax to 5%, unless the common shares held by such residents are attributable to a business or part of a business that is, in whole or in part, carried on through a permanent establishment or a permanent representative in The Netherlands. Dividends received by exempt pension organizations and exempt organizations, as defined in the Treaty, are completely exempt from the withholding tax. A holder of common shares other than an individual will not be eligible for the benefits of the Treaty if such holder of common shares does not satisfy one or more of the tests set forth in the limitation on benefits provisions of Article 26 of the Treaty. According to an anti-dividend stripping provision, no exemption from, reduction of, or refund of, Netherlands withholding tax will be granted if the ultimate recipient of a dividend paid by us is not considered to be the beneficial owner of such dividend. The ability of a holder of common shares to take a credit against its U.S. taxable income for Netherlands withholding tax may be limited.

Political and Economic Conditions, Including War, Conflict or Economic Turmoil in Non-U.S. Countries in Which We or Our Customers Operate, Could Adversely Affect Us.
A significant number of our projects are performed or located outside the U.S., including projects in developing countries with economic conditions and political and legal systems, and associated instability risks, that are significantly different from those found in the U.S. We expect non-U.S. sales and operations to continue to contribute materially to our earnings for the foreseeable future. Non-U.S. contracts and operations expose us to risks inherent in doing business outside the U.S., including but not limited to the following:

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
We Are Exposed to Possible Losses from Foreign Currency Exchange Rates.
We are exposed to market risk associated with changes in foreign currency exchange rates. Our exposure to changes in foreign currency exchange rates arises primarily from receivables, payables, and firm and forecasted commitments associated with foreign transactions. We may incur losses from foreign currency exchange rate fluctuations if we are unable to convert foreign currency in a timely fashion. We seek to minimize the risks from these foreign currency exchange rate fluctuations primarily through a combination of contracting methodology (including escalation provisions for projects in inflationary economies) and, when deemed appropriate, the use of foreign currency exchange rate derivatives. In circumstances where we utilize derivatives, our results of operations might be negatively impacted if the underlying transactions occur at different times, or in different amounts, than originally anticipated, or if the counterparties to our contracts fail to perform. We do not hold, issue, or use financial instruments for trading or speculative purposes.
If We Are Unable to Attract, Retain and Motivate Key Personnel, Our Business Could Be Adversely Affected.
Our future success depends upon our ability to attract, retain and motivate highly-skilled personnel in various areas, including engineering, skilled laborers and craftsmen, project management, procurement, project controls, finance and senior management. If we do not succeed in retaining our current employees and attracting new high quality employees, our business could be adversely affected.
Work Stoppages, Union Negotiations and Other Labor Problems Could Adversely Affect Us.
A portion of our employees are represented by labor unions. A lengthy strike or other work stoppage at any of our facilities could have a material adverse effect on us. There is inherent risk that on-going or future negotiations relating to collective bargaining agreements or union representation may not be favorable to us. From time to time, we also have experienced attempts to unionize our non-union shops. Such efforts can often disrupt or delay work and present risk of labor unrest.
Our Employees Work on Projects That are Inherently Dangerous and a Failure to Maintain a Safe Work Site Could Result in Significant Losses.
Safety is a primary focus of our business and is critical to all of our stakeholders, including our employees, customers and shareholders, and our reputation; however, we often work on large-scale and complex projects, frequently in geographically remote locations. Our project sites can place our employees and others near large equipment, dangerous processes or highly regulated materials, and in challenging environments. If we fail to implement appropriate safety procedures or if our procedures fail, our employees or others may suffer injuries. Often, we are responsible for safety on the project sites where we work. Many of our customers require that we meet certain safety criteria to be eligible to bid on contracts, and some of our contract fees or profits are subject to satisfying safety criteria. Unsafe work conditions also have the potential of increasing employee turnover, increasing project costs and raising our operating costs. Although we maintain functional groups whose primary purpose is to implement effective health, safety and environmental procedures throughout our company, the failure to comply with such procedures, customer contracts or applicable regulations could subject us to losses and liability.

Any Recent and Prospective Acquisitions Could Be Difficult to Integrate, Disrupt Our Business, Dilute Shareholder Value and Harm Our Operating Results.
We have made recent acquisitions and may continue to pursue additional growth through the opportunistic and strategic acquisition of companies, assets or technologies that will enable us to broaden the types of services and technologies we provide and to expand into new markets. Our opportunity to grow through prospective acquisitions may be limited if we cannot identify suitable companies or assets or reach agreement on potential acquisitions on acceptable terms or for other reasons. Our recent and prospective acquisitions may be subject to a variety of risks, including, but not limited to, the following:

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
Our revenue and operating results may fluctuate from quarter to quarter due to a number of factors, including the timing of or failure to obtain projects, delays in awards of projects, cancellations of projects, delays in the completion of projects, changes in our estimated costs to complete projects, or the timing of approvals of change orders with, or recoveries of claims against, our customers. It is likely that in some future quarters our operating results may fall below the expectations of securities analysts or investors. In this event, the trading price of our common stock could decline significantly.
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
We Cannot Provide Assurance That We Will Be Able to Continue Paying Dividends at the Current Rate.
We have declared and paid quarterly cash dividends on our common stock; however, there can be no assurance that future dividends or distributions will be declared or paid. The payment of dividends or distributions in the future will be subject to the discretion of our shareholders (in the case of annual dividends), our Management Board and our Supervisory Board. Our Management and Supervisory Board will periodically evaluate our ability to pay dividends in the future based upon relevant factors, which include:

•
potential lack of available cash to pay dividends due to general business and economic conditions, net results of acquisitions, changes in our cash requirements, capital spending plans, financing agreements, availability of surplus cash flow or financial position;

•	legal and contractual restrictions on the amount of dividends that we may distribute to our shareholders, including but not limited to restrictions under Dutch law; and

•
potential inability to receive dividend payments from our subsidiaries at the same level that we have historically. The ability of our subsidiaries to make dividend payments to us is subject to factors similar to those listed above.

Our Goodwill and Other Finite-Lived Intangible Assets Could Become Impaired and Result in Future Charges to Earnings.
Our goodwill balance represents the excess of the purchase price over the fair value of net assets acquired as part of previous acquisitions, including the Shaw Acquisition. Net assets acquired include identifiable finite-lived intangible assets that were recorded at fair value based upon expected future recovery of the underlying assets.
At December 31, 2013, our goodwill balance was $4.2 billion (including approximately $3.3 billion related to the Shaw Acquisition) and was distributed among our four operating groups as follows: Engineering, Construction and Maintenance - $2.8 billion, Fabrication Services - $545.3 million, Technology - $428.7 million and Government Solutions - $483.8 million. Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually at our reporting unit level, absent any indicators of impairment. Our Engineering, Construction and Maintenance operating group includes three reporting units, our Fabrication Services operating group includes two reporting units, and our Technology and Government Solutions operating groups each represent a reporting unit. We perform our annual impairment assessment during the fourth quarter of each year based upon balances as of the beginning of that year’s fourth quarter. As part of our annual impairment assessment, in the fourth quarter of 2013, we performed a quantitative assessment of goodwill for each of our reporting units. We utilized an income approach (discounted cash flow method) to value our reporting units and test for impairment as we believe this is the most direct approach to incorporate the specific economic attributes and risk profiles of our reporting units into our valuation model. This is consistent with the methodology used for our annual impairment assessment in previous years. The discounted cash flow methodology, which compares an estimate of a reporting unit’s discounted future cash flows to its net book value, is based, to a large extent, on assumptions about future events, which may or may not occur as anticipated, and such deviations could have a significant impact on the calculated estimated fair values of our reporting units. These assumptions include, but are not limited to, estimates of future growth rates, discount rates and terminal values for each reporting unit. Based upon this quantitative assessment, no impairment charge was necessary during 2013, as the fair value of each of the reporting units acquired in 2013 exceeded their respective net book value and the fair value of all other reporting units significantly exceeded their respective net book values. If, based on future assessments, our goodwill is deemed to be impaired, the impairment would result in a charge to earnings in the year of impairment, with a resulting decrease in our net worth.
At December 31, 2013, our finite-lived intangible assets were $627.7 million, including approximately $418.2 million acquired in the Shaw Acquisition. We amortize our finite-lived identifiable intangible assets on a straight-line basis with lives ranging from 2 to 20 years, absent any indicators of impairment. We review finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, the estimated future cash flow associated with the asset or asset group will be compared to the asset’s carrying amount to determine if impairment exists. We noted no indicators of impairment in 2013, however, if our other intangible assets are determined to be impaired in the future, the impairment would result in a charge to earnings in the year of the impairment with a resulting decrease in our net worth.
We Rely on Our Information Systems to Conduct Our Business, and Failure to Protect These Systems Against Security Breaches Could Adversely Affect Our Business and Results of Operations. Additionally, if These Systems Fail or Become Unavailable for Any Significant Period of Time, Our Business Could be Harmed.
The efficient operation of our business is dependent on computer hardware and software systems. Information systems are vulnerable to security breaches, and we rely on industry-accepted security measures and technology to securely maintain confidential and proprietary information maintained on our information systems. However, these measures and technology may not adequately prevent security breaches. In addition, the unavailability of the information systems or the failure of these systems to perform as anticipated for any reason could disrupt our business and could result in decreased performance and increased costs, causing our business and results of operations to suffer. Any significant interruption or failure of our information systems or any significant breach of security could adversely affect our business and results of operations.
If We are Unable to Enforce Our Intellectual Property Rights or if Our Technology Becomes Obsolete, Our Competitive Position Could be Adversely Impacted.
We believe that we are an industry leader by owning or having access to our technologies. We protect our technology positions through patent registrations, license restrictions and a research and development program. We may not be able to successfully preserve our intellectual property rights in the future, as these rights could be invalidated, circumvented or challenged. In addition, the laws of some foreign countries in which our services may be sold do not protect intellectual property rights to the same extent as U.S. law. Because we license technologies from third parties, there is a risk that our relationships with licensors may terminate or expire or may be interrupted or harmed. If we are unable to protect and maintain our intellectual property rights, or if there are any successful intellectual property challenges or infringement proceedings against us, our ability to differentiate our service offerings could be reduced. Finally, there is nothing to prevent our competitors from independently attempting to develop or obtain access to technologies that are similar or superior to our technologies.

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
In addition to the material risks listed under Item 1A "Risk Factors” above that may cause business conditions or our actual results, performance or achievements to be materially different from those expressed or implied by any forward-looking statements, the following are some, but not all, of the factors that might cause business conditions or our actual results, performance or achievements to be materially different from those expressed or implied by any forward-looking statements, or contribute to such differences: our ability to realize cost savings from our expected performance of contracts, whether as a result of improper estimates, performance, or otherwise; uncertain timing and funding of new contract awards, as well as project cancellations; cost overruns on fixed-price or similar contracts or failure to receive timely or proper payments on cost-reimbursable contracts, whether as a result of improper estimates, performance, disputes, or otherwise; risks associated with labor productivity; risks associated with percentage of completion (“POC”) accounting; our ability to settle or negotiate unapproved change orders and claims; changes in the costs or availability of, or delivery schedule for, equipment, components, materials, labor or subcontractors; adverse impacts from weather affecting our performance and timeliness of completion, which could lead to increased costs and affect the quality, costs or availability of, or delivery schedule for, equipment, components, materials, labor or subcontractors; operating risks, which could lead to increased costs and affect the quality, costs or availability of, or delivery schedule for, equipment, components, materials, labor or subcontractors; increased competition; fluctuating revenue resulting from a number of factors, including a decline in energy prices and the cyclical nature of the individual markets in which our customers operate; delayed or lower than expected activity in the energy and natural resource industries, demand from which is the largest component of our revenue; lower than expected growth in our primary end markets, including but not limited to LNG and energy processes; risks inherent in acquisitions and our ability to complete or obtain financing for acquisitions; our ability to integrate and successfully operate and manage acquired businesses and the risks associated with those businesses; the non-competitiveness or unavailability of, or lack of demand or loss of legal protection for, our intellectual property assets or rights; failure to keep pace with technological changes or innovation; failure of our patents or licensed technologies to perform as expected or to remain competitive, current, in demand, profitable or enforceable; adverse outcomes of pending claims or litigation or the possibility of new claims or litigation, and the potential effect of such claims or litigation on our business, financial condition, results of operations or cash flow; lack of necessary liquidity to provide bid, performance, advance payment and retention bonds, guarantees, or letters of credit securing our obligations under our bids and contracts or to finance expenditures prior to the receipt of payment for the performance of contracts; proposed and actual revisions to U.S. and non-U.S. tax laws, and interpretation of said laws, Dutch tax treaties with foreign countries and U.S. tax treaties with non-U.S. countries (including, but not limited to The Netherlands), which would seek to increase income taxes payable; political and economic conditions including, but not limited to, war, conflict or civil or economic unrest in countries in which we operate; compliance with applicable laws and regulations in any one or more of the countries in which we operate including, but not limited to, the FCPA and those concerning the environment, export controls and trade sanction programs; our inability to properly manage or hedge currency or similar risks; and a downturn, disruption, or stagnation in the economy in general.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We own or lease properties in U.S. and non-U.S. locations to conduct our business. We believe these facilities are adequate to meet our current and near-term requirements. The following list summarizes our principal properties by the operating group for which they are primarily utilized: Engineering, Construction and Maintenance (“ECM”), Fabrication Services (“FS”), Technology (“Tech”), Government Solutions ("GS"), and Corporate (“Corp”):

Location	Type of Facility	Interest	Operating Group
Brisbane, Australia	Operations office and warehouse	Leased	ECM, FS
Brno, Czech Republic	Engineering office	Leased	ECM
Canton, Massachusetts	Operations office	Leased	ECM, GS
Centennial, Colorado	Operations office	Leased	ECM, GS
Charlotte, North Carolina	Operations office	Leased	ECM
Gurgaon, India	Engineering and operations office	Leased	ECM, Tech
Houston, Texas	Engineering offices	Leased	ECM, Tech
London, England	Engineering office	Leased	ECM
Moscow, Russia	Administrative and operations office	Leased	ECM, Tech
Perth, Australia	Administrative, engineering and operations office	Leased	ECM, FS
Singapore, Singapore	Administrative and engineering office	Leased	ECM
The Hague, The Netherlands (1)	Administrative, engineering and operations office	Leased	ECM, Corp
Abu Dhabi, United Arab Emirates	Operations office and fabrication facility	Owned/Leased	FS
Addis, Louisiana	Fabrication facility	Owned	FS
Al Aujam, Saudi Arabia	Fabrication facility and warehouse	Owned	FS
Al-Khobar, Saudi Arabia	Administrative and engineering office	Leased	FS, ECM
Askar, Bahrain	Operations office and fabrication facility	Owned/Leased	FS
Beaumont, Texas	Fabrication facility	Owned	FS
Clearfield, Utah	Fabrication facility	Leased	FS
Clive, Iowa	Fabrication facility	Owned	FS
Dubai, United Arab Emirates	Administrative, engineering and operations office and warehouse	Leased	FS
El Dorado, Arkansas	Fabrication facility	Owned	FS
Fort Saskatchewan, Canada	Operations office, fabrication facility and warehouse	Owned	FS
Houston, Texas	Operations office, fabrication facility, warehouse and distribution facility	Owned/Leased	FS
Kwinana, Australia	Warehouse	Owned	FS
Lake Charles, Louisiana	Fabrication facility	Leased	FS
Laurens, South Carolina	Fabrication facility	Owned	FS
Matamoros, Mexico	Fabrication facility	Owned	FS
New Brunswick, New Jersey	Fabrication and distribution facility	Leased	FS
Niagara-on-the-Lake, Canada	Engineering office	Leased	FS
Plainfield, Illinois	Engineering and operations office	Leased	FS
Sattahip, Thailand	Operations office and fabrication facility	Leased	FS
Sherwood Park, Canada	Administrative and operations office	Leased	FS
Shreveport, Louisiana	Fabrication and distribution facilities	Owned	FS
The Woodlands, Texas (1)	Administrative and operations office	Owned	FS, ECM, Corp
Walker, Louisiana	Operations office, fabrication facility and warehouse	Owned	FS
Beijing, China	Administrative office	Leased	Tech
Bloomfield, New Jersey	Operations office	Leased	Tech
Ludwigshafen, Germany	Research and development office	Leased	Tech
Mannheim, Germany	Operations office	Leased	Tech

Pasadena, Texas	Research and development office and manufacturing facility	Owned	Tech
Tyler, Texas	Engineering and operations office	Owned	Tech
Findlay, Ohio	Operations office and warehouse	Leased	GS
Florianópolis, Brazil	Operations office	Leased	GS
Knoxville, Tennessee	Operations office and warehouse	Leased	GS
Monroeville, Pennsylvania	Operations office	Leased	GS
Prairieville, Louisiana	Operations office, manufacturing facility and warehouse	Owned	GS, ECM
Trenton, New Jersey	Operations office	Leased	GS
Baton Rouge, Louisiana	Administrative, engineering and operations office	Leased	GS, ECM, FS
Bolingbrook, Illinois	Administrative office	Leased	Corp

(1)
In addition to being utilized by the operating groups referenced above, our office in The Hague, The Netherlands serves as our corporate headquarters and our office in The Woodlands, Texas serves as our administrative headquarters.

We also own or lease a number of smaller administrative and field construction offices, warehouses and equipment maintenance centers strategically located throughout the world.
Item 3. Legal Proceedings
General—We have been and may from time to time be named as a defendant in legal actions claiming damages in connection with engineering and construction projects, technology licenses, other services we provide, and other matters. These are typically claims that arise in the normal course of business, including employment-related claims and contractual disputes or claims for personal injury or property damage which occur in connection with services performed relating to project or construction sites. Contractual disputes normally involve claims relating to the timely completion of projects, performance of equipment or technologies, design or other engineering services or project construction services provided by us. We do not believe that any of our pending contractual, employment-related personal injury or property damage claims and disputes will have a material adverse effect on our future results of operations, financial position or cash flow. See Note 17 within Item 8 for additional discussion of claims associated with our projects.
Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Over the past several decades and through December 31, 2013, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 5,300 plaintiffs and, of those claims, approximately 1,400 claims were pending and 3,900 have been closed through dismissals or settlements. Over the past several decades and through December 31, 2013, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount of approximately two thousand dollars per claim. We review each case on its own merits and make accruals based upon the probability of loss and our estimates of the amount of liability and related expenses, if any. We do not believe that any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow, and at December 31, 2013, we had approximately $3.6 million accrued for liability and related expenses. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that we may expect to recover because of the variability in coverage amounts, limitations and deductibles, or the viability of carriers, with respect to our insurance policies for the years in question.
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
In connection with the historical operation of our facilities, including those associated with acquired operations, substances which currently are or might be considered hazardous were used or disposed of at some sites that will or may require us to make expenditures for remediation. In addition, we have agreed to indemnify parties from whom we have purchased or to whom we have sold facilities for certain environmental liabilities arising from acts occurring before the dates those facilities were transferred.

We believe we are in compliance, in all material respects, with environmental laws and regulations and maintain insurance coverage to mitigate our exposure to environmental liabilities. We do not believe any environmental matters will have a material adverse effect on our future results of operations, financial position or cash flow. We do not anticipate we will incur material capital expenditures for environmental controls or for the investigation or remediation of environmental conditions during 2014 or 2015.
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock and Dividend Information—Our common stock is traded on the NYSE. At February 18, 2014, we had approximately 140 thousand shareholders, based upon individual participants in security position listings at that date. The following table presents the range of common stock prices on the NYSE and the cash dividends paid per share of common stock by quarter for the years ended December 31, 2013 and 2012:

	Range of Common Stock Prices			Dividends
	High	Low	Close	Per Share
Year Ended December 31, 2013
Fourth Quarter	$83.17	$67.09	$83.14	$0.05
Third Quarter	$68.09	$57.73	$67.77	$0.05
Second Quarter	$64.91	$50.41	$59.66	$0.05
First Quarter	$62.73	$46.34	$62.10	$0.05
Year Ended December 31, 2012
Fourth Quarter	$46.39	$36.60	$46.35	$0.05
Third Quarter	$42.23	$33.86	$38.09	$0.05
Second Quarter	$45.86	$32.48	$37.96	$0.05
First Quarter	$47.74	$37.83	$43.19	$0.05
Cash dividends are dependent upon our results of operations, financial condition, cash requirements, availability of surplus and such other factors as our Supervisory Board of Directors may deem relevant. See Item 1A for risk factors associated with our cash dividends.
Equity Compensation Plan Information—The following table summarizes information, at December 31, 2013, relating to our equity compensation plans pursuant to which options or other rights to acquire our common shares may be granted from time to time:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	826	$22.75	8,454
Equity compensation plans not approved by security holders (1)	299	41.35	1,666
Total	1,125	$27.67	10,120

(1)	Associated with The Shaw 2008 Omnibus Incentive Plan acquired as part of the Shaw Acquisition.
Stock Repurchases—The following table summarizes the number of shares repurchased during the fourth quarter of 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)(2)
	(a)	(b)	(c)	(d)
12/1/2013 - 12/31/2013	124	$77.92	124	10,624

(1)	Table does not include shares withheld for tax purpose or forfeitures under our equity plans.

(2)
On May 8, 2013, our shareholders authorized us to repurchase up to 10% of our issued share capital (or approximately 10.7 million shares) through November 8, 2014. However, the number of shares repurchased in the future, if any, and the timing and manner of any repurchases are determined by us in light of prevailing market conditions, our available resources and other factors, including those discussed elsewhere in this Annual Report on Form 10-K.

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

Item 6. Selected Financial Data
We derived the following summary financial and operating data, at and for the five years ended December 31, 2009 through 2013, from our Financial Statements, except for “Other Data.” You should read this information together with Item 7 and Item 8 of this Annual Report on Form 10-K.

	Years Ended December 31,
	2013 (1)	2012	2011	2010	2009
	(In thousands, except per share and employee data)
Statement of Operations Data
Revenue	$11,094,527	$5,485,206	$4,550,542	$3,642,318	$4,556,503
Cost of revenue	9,895,517	4,786,499	3,980,306	3,150,255	4,033,783
Gross profit	1,199,010	698,707	570,236	492,063	522,720
Selling and administrative expense	379,485	227,948	205,550	185,213	204,911
Intangibles amortization	61,111	22,613	26,302	23,690	23,326
Equity earnings	(23,474)	(17,931)	(16,887)	(19,464)	(35,064)
Other operating expense (income), net (2)	1,643	(566)	74	(636)	15,324
Acquisition and integration related costs (3)	95,737	11,000	—	—	—
Income from operations	684,508	455,643	355,197	303,260	314,223
Interest expense	(87,578)	(19,606)	(11,030)	(16,686)	(21,383)
Interest income	6,930	8,029	7,796	4,955	1,817
Income before taxes	603,860	444,066	351,963	291,529	294,657
Income tax expense (4)	(91,270)	(127,003)	(96,765)	(79,966)	(114,917)
Net income	512,590	317,063	255,198	211,563	179,740
Less: Net income attributable to noncontrolling interests	(58,470)	(15,408)	(166)	(7,004)	(5,451)
Net income attributable to CB&I	$454,120	$301,655	$255,032	$204,559	$174,289
Per Share Data
Net income attributable to CB&I per share — basic	$4.29	$3.12	$2.60	$2.08	$1.82
Net income attributable to CB&I per share — diluted	$4.23	$3.07	$2.55	$2.04	$1.79
Cash dividends per share	$0.20	$0.20	$0.20	$—	$—
Balance Sheet Data
Goodwill	$4,226,468	$926,711	$926,393	$938,855	$962,690
Total assets	$9,389,593	$4,329,675	$3,279,349	$2,909,534	$3,016,767
Long-term debt	$1,625,000	$800,000	$—	$40,000	$80,000
Total shareholders’ equity	$2,507,438	$1,396,310	$1,196,430	$1,083,845	$897,290
Other Financial Data
Income from operations percentage	6.2%	8.3%	7.8%	8.3%	6.9%
Depreciation and amortization	$180,026	$66,421	$70,184	$72,885	$79,531
Capital expenditures	$90,492	$72,279	$40,945	$24,089	$47,839
Other Data
New awards (5)	$12,252,970	$7,305,970	$6,807,715	$3,361,127	$6,113,586
Backlog (5)	$27,794,212	$10,928,818	$8,968,206	$6,906,633	$7,199,462
Number of employees:
Salaried	21,400	9,400	9,600	6,600	7,116
Hourly and craft	34,500	17,400	8,600	6,000	8,639

(1)
Results for 2013 include the impact of the Shaw Acquisition from February 13, 2013. See Results of Operations within our Management's Discussion and Analysis for further discussion and quantification of the impact of the acquisition.

(2)
Other operating expense (income), net, generally represents losses (gains) associated with the sale or disposition of property and equipment. In addition, 2009 included a net charge of approximately $15.3 million for severance costs in all operating groups, costs associated with the reorganization of our operating groups, and costs associated with the closure of certain fabrication facilities, partially offset by a gain on the sale of a noncontrolling equity investment held by our Engineering, Construction and Maintenance operating group.

(3)
For 2013 and 2012, acquisition-related costs primarily included transaction costs, professional fees, and change-in-control and severance-related costs associated with the Shaw Acquisition, while integration-related costs primarily related to facility consolidations and the associated accelerated lease costs for vacated facilities and personnel relocation costs.

(4)	Income tax expense for 2013 included a benefit of $62.8 million resulting from the reversal of a valuation allowance associated with our U.K. net operating loss deferred tax asset.

(5)
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
OVERVIEW
General—We provide a wide range of services including conceptual design, technology, engineering, procurement, fabrication, modularization, construction, commissioning, maintenance, program management and environmental services to customers in the energy infrastructure market throughout the world, and are a provider of diversified government services. In conjunction with the Shaw Acquisition on February 13, 2013, beginning in the first quarter of 2013, our reporting segments are comprised of our four operating groups: Engineering, Construction and Maintenance; Fabrication Services; Technology; and Government Solutions. For comparative purposes only, the impact of the acquired Shaw operations are presented separately within the operating group discussions below.
We continue to be broadly diversified across the global energy infrastructure market. Our geographic diversity is illustrated by approximately 55% of our 2013 revenue coming from projects outside the U.S. and approximately 30% of our December 31, 2013 backlog being comprised of projects outside the U.S. The geographic mix of our revenue will evolve consistent with changes in our backlog mix, as well as shifts in future global energy demand. Our diversity in energy infrastructure end-markets ranges from upstream activities such as offshore oil and gas and onshore oil sands projects, to downstream activities such as gas processing, LNG, refining, and petrochemicals, to fossil and nuclear-based power plants. Planned investments across the natural gas value chain, including LNG and petrochemicals, remain strong, and we anticipate additional benefits from continued investments in U.S. shale gas. Global investments in power, offshore and petrochemical facilities are expected to continue at robust levels, as are investments in various types of facilities which require storage structures and pre-fabricated pipe.
Our long-term contracts are awarded on a competitive bid and negotiated basis using a range of contracting options, including cost-reimbursable, fixed-price and hybrid, which has both cost-reimbursable and fixed-price characteristics. Under cost-reimbursable contracts, we generally perform our services in exchange for a price that consists of reimbursement of all customer-approved costs and a profit component, which is typically a fixed rate per hour, an overall fixed fee or a percentage of total reimbursable costs. Under fixed-price contracts, we perform our services and execute our projects at an established price. The timing of our revenue recognition may be impacted by the contracting structure of our contracts. Cost-reimbursable contracts, and hybrid contracts with a more significant cost-reimbursable component, generally provide our customers with greater influence over the timing of when we perform our work, and accordingly, such contracts often result in less predictability with respect to the timing of our revenue. Fixed-price contracts, and hybrid contracts with a more significant fixed-price component, tend to provide us with greater control over project schedule and the timing of when work is performed and costs are incurred, and accordingly, when revenue is recognized. Our shorter-term contracts and services are generally provided on a cost-reimbursable, fixed-price or unit price basis. Our December 31, 2013 backlog distribution by contracting type is described below within our operating group discussion. We anticipate that approximately 35% to 40% of our consolidated backlog will be recognized during 2014.

Backlog for each of our operating groups generally consists of several hundred contracts, which are being executed globally. These contracts vary in size from less than one hundred thousand dollars in contract value to several billion dollars, with varying durations that can exceed five years. The differing types, sizes, and durations of our contracts, combined with their geographic diversity and stages of completion, often results in fluctuations in our quarterly operating group results as a percentage of operating group revenue. In addition, the relative contribution of each of our operating groups, and selling and administrative expense fluctuations, will impact our quarterly consolidated results as a percentage of consolidated revenue. Selling and administrative expense fluctuations are primarily impacted by our stock-based compensation costs, which are recognized predominantly in the first quarter of each year due to the timing of stock awards and the immediate expensing of awards for participants that are eligible to retire. Although quarterly variability is not unusual in our business, we are currently not aware of any fundamental change in our backlog or business that would give rise to future operating results that would be significantly different from our recent historical norms.
Engineering, Construction and Maintenance—Our Engineering, Construction and Maintenance operating group provides engineering, procurement, and construction for major energy infrastructure facilities, as well as comprehensive and integrated maintenance services. This segment includes our Oil and Gas business unit (formerly our Project Engineering and Construction segment) and Shaw’s former Power and Plant Services segments. Effective January 1, 2013, the backlog and operating results of our large LNG mechanical erection project in the Asia Pacific region that we previously reported within our former Steel Plate Structures segment (currently within our Fabrication Services operating group) are reported within our Engineering, Construction and Maintenance operating group to align with our current operating structure. Prior year information has been reclassified to conform to the current year classification.
Our Engineering, Construction and Maintenance operating group comprised $21.4 billion (77%) of our consolidated December 31, 2013 backlog. Backlog for the acquired Shaw Power and Plant Services business units (collectively “Power”) totaled $12.1 billion at December 31, 2013. The Engineering, Construction and Maintenance operating group backlog composition at December 31, 2013 was approximately 50% power, 30% LNG, 5% refining, 5% gas processing, and 10% oil sands, petrochemical and other end markets. Our power backlog was primarily concentrated in the U.S., however, we anticipate that our significant future opportunities will be derived from China and other regions. Our LNG backlog was primarily concentrated in the Asia Pacific and North American regions and we anticipate significant opportunities will continue to be derived from these regions in addition to Africa. The majority of our refining-related backlog was derived from South America and we anticipate that our future opportunities will be derived from the Middle East, South America, Russia, and the Asia Pacific region. Our gas processing projects were primarily concentrated in the U.S. and the Asia Pacific region, where we anticipate continued strength. Our oil sands backlog was derived from Canada and we anticipate opportunities will continue from this region. Our December 31, 2013 backlog distribution for this operating group by contracting type was approximately 65% fixed-price and hybrid and 35% cost-reimbursable.
Fabrication Services—Our Fabrication Services operating group provides fabrication of piping systems, process and nuclear modules, and fabrication and erection of steel plate storage tanks and pressure vessels for the oil and gas, water and wastewater, mining, mineral processing and power generation industries. This segment includes our former Steel Plate Structures segment and Shaw’s former Fabrication and Manufacturing segment. As discussed above, effective January 1, 2013, the backlog and operating results of our large LNG mechanical erection project in the Asia Pacific region that we previously reported within our former Steel Plate Structures segment are now reported within our Engineering, Construction and Maintenance operating group. Prior year information has been reclassified to conform to the current year classification.
Our Fabrication Services operating group comprised approximately $3.2 billion (12%) of our consolidated December 31, 2013 backlog. Backlog for the acquired Shaw Fabrication and Manufacturing business unit totaled $946.2 million at December 31, 2013. The Fabrication Services backlog composition by end market at December 31, 2013 was approximately 35% LNG (including low temp and cryogenic), 30% petrochemical, 25% power, 5% gas processing and 5% other end markets. Our December 31, 2013 backlog distribution for this operating group by contracting type was approximately 95% fixed-price, hybrid, or unit based, with the remainder being cost-reimbursable.
Technology—Our Technology operating group provides licensed process technologies, catalysts, specialized equipment and engineered products for use in petrochemical facilities, oil refineries and gas processing plants and offers process planning and project development services, and a comprehensive program of aftermarket support. This segment primarily consists of our former Lummus Technology segment and comprised $876.4 million (3%) of our consolidated December 31, 2013 backlog. Our December 31, 2013 backlog for this operating group was primarily comprised of fixed-price contracts. Technology’s backlog excludes contracts related to our 50% owned CLG joint venture, which we do not consolidate. CLG income is recognized as equity earnings and is generated from technology licenses, engineering services and catalysts, primarily for the refining industry.

Government Solutions—Our Government Solutions operating group leads large, high-profile programs and projects, including design-build infrastructure projects, for federal, state and local governments, and provides full-scale environmental services for government and private sector customers, including remediation and restoration of contaminated sites, emergency response, and disaster recovery. This segment primarily consists of Shaw’s former Environmental and Infrastructure segment.
Our Government Solutions operating group comprised approximately $2.3 billion (8%) of our consolidated December 31, 2013 backlog. The composition of the backlog by end market at December 31, 2013 was approximately 45% EPC, 30% remediation and restoration, 15% program and project management and 10% environmental consulting and engineering, and was primarily concentrated in the U.S. Our December 31, 2013 backlog for this operating group was primarily comprised of cost-reimbursable contracts. Due to the nature of contracts for this operating group, where legislatures typically appropriate funds on a year-by-year basis, while contract performance may take more than one year, approximately $1.2 billion of our backlog at December 31, 2013 was for contractual commitments that are subject to future funding decisions.
RESULTS OF OPERATIONS
Our new awards, revenue and income from operations by reporting segment were as follows:

	Years Ended December 31,
	(In thousands)
	2013	% of Total	2012	% of Total	2011	% of Total
New Awards
Engineering, Construction and Maintenance	$7,929,048	65%	$5,115,271	70%	$4,531,870	67%
Fabrication Services	2,681,886	22%	1,463,978	20%	1,738,001	25%
Technology	633,690	5%	726,721	10%	537,844	8%
Government Solutions	1,008,346	8%	—	—%	—	—%
Total new awards	$12,252,970		$7,305,970		$6,807,715

	2013	% of Total	2012	% of Total	2011	% of Total
Revenue
Engineering, Construction and Maintenance	$6,724,567	61%	$3,305,377	60%	$2,312,151	51%
Fabrication Services	2,575,597	23%	1,692,533	31%	1,789,817	39%
Technology	599,195	5%	487,296	9%	448,574	10%
Government Solutions	1,195,168	11%	—	—%	—	—%
Total revenue	$11,094,527		$5,485,206		$4,550,542

	2013	% of Revenue	2012	% of Revenue	2011	% of Revenue
Income From Operations
Engineering, Construction and Maintenance	$328,919	4.9%	$168,467	5.1%	$93,826	4.1%
Fabrication Services	259,750	10.1%	170,780	10.1%	165,033	9.2%
Technology	156,835	26.2%	127,396	26.1%	96,338	21.5%
Government Solutions	34,741	2.9%	—	—%	—	—%
Total operating groups	780,245	7.0%	466,643	8.5%	355,197	7.8%
Acquisition and integration related costs	(95,737)		(11,000)		—
Total income from operations	$684,508	6.2%	$455,643	8.3%	$355,197	7.8%

2013 Versus 2012
New Awards/Backlog—New awards represent the value of new contract commitments received during a given period and are included in backlog until work is performed and revenue is recognized, or until cancellation. Our new awards may vary significantly each reporting period based upon the timing of our major new contract commitments. New awards were $12.3 billion for 2013, compared with $7.3 billion for 2012. The increase compared to the prior year was primarily due to the current year including awards from the recently acquired Shaw operations (approximately $3.0 billion), primarily within our Engineering, Construction and Maintenance and Government Solutions operating groups, as well as an LNG liquefaction terminal award (approximately $2.5 billion) and ethane cracker award (approximately $1.0 billion) in the U.S., also within our Engineering, Construction and Maintenance operating group. See Operating Group Results for further discussion.
Backlog at December 31, 2013 was approximately $27.8 billion compared to $10.9 billion at December 31, 2012, with the increase primarily reflecting the impact of the backlog acquired in connection with the Shaw Acquisition (approximately $16.8 billion at the Acquisition Closing Date) and new awards exceeding revenue by $1.2 billion. For 2013, our non-U.S. dollar denominated backlog decreased by approximately $800.0 million due to the strengthening of the U.S. Dollar, primarily against the Australian Dollar, Colombian Peso and Canadian Dollar. While currency fluctuations can cause significant variations in our reported backlog, these fluctuations have not resulted in significant variations in our operating results.
Revenue—Revenue for 2013 was $11.1 billion, representing a $5.6 billion increase (102%) compared with 2012. Approximately $4.0 billion of the increase was attributable to the impact of the Shaw Acquisition, primarily within our Engineering, Construction and Maintenance and Government Solutions operating groups. The remaining increases were primarily due to increased construction activities on our large cost reimbursable LNG mechanical erection and gas processing projects in the Asia Pacific region and refinery project in Colombia (approximately $800.0 million combined), within our Engineering, Construction and Maintenance operating group. For 2013, revenue from our aforementioned LNG mechanical erection project, combined with our LNG tank project for the same customer within our Fabrication Services operating group, totaled $1.2 billion (approximately 11% of our total revenue). For 2012, revenue for our Colombian refinery project within our Engineering, Construction and Maintenance operating group was approximately $915.0 million (approximately 17% of our total revenue). See Operating Group Results below for further discussion.
Gross Profit—Gross profit was $1.2 billion (10.8% of revenue) for 2013, compared with $698.7 million (12.7% of revenue) for 2012. The increase in absolute dollars was attributable to higher revenue for each of our operating groups, including revenue attributable to the Shaw Acquisition. The decrease in gross profit as a percentage of revenue was primarily due to the impact of the acquired Shaw operations and our Engineering, Construction and Maintenance operating group representing a larger portion of our consolidated revenue, partly offset by the benefit of higher revenue volume and related leverage of our operating costs.
Selling and Administrative Expense—Selling and administrative expense was $379.5 million (3.4% of revenue) for 2013, compared with $227.9 million (4.2% of revenue) for 2012. The absolute dollar increase for 2013 was attributable to the impact of the Shaw Acquisition and associated higher incentive plan costs. The decrease as a percentage of revenue was primarily due to reductions in our global selling and administrative costs as a result of our integration activities and leverage of our global resources.
Intangibles Amortization—Intangibles amortization was $61.1 million for 2013, compared with $22.6 million for 2012. The increase over 2012 was primarily due to $42.0 million of amortization recognized subsequent to the Acquisition Closing Date associated with the Shaw Acquisition.
Equity Earnings—Equity earnings were $23.5 million for 2013, compared with $17.9 million for 2012. The increase was attributable to higher earnings from our unconsolidated CLG joint venture.
Acquisition and Integration Related Costs—Acquisition and integration related costs were $95.7 million for 2013, compared with $11.0 million for 2012. Acquisition-related costs primarily included transaction costs, professional fees, and change-in-control and severance-related costs associated with the Shaw Acquisition. Integration-related costs primarily related to facility consolidations and the associated accelerated lease costs for vacated facilities and personnel relocation costs.
Income from Operations—Income from operations was $684.5 million (6.2% of revenue) for 2013, compared with $455.6 million (8.3% of revenue) for 2012. The increase in absolute value and decrease as a percentage of revenue was due to the reasons noted above. See Operating Group Results below for further discussion.
Interest Expense and Interest Income—Interest expense was $87.6 million million for 2013, compared with $19.6 million for 2012. Our 2013 results were impacted by interest and fees related to financing commitments associated with the Shaw Acquisition (approximately $78.2 million). Approximately $10.5 million of our 2013 interest expense was related to one-time commitments satisfied during the first quarter and interest and fees incurred prior to the Acquisition Closing Date. Interest income was $6.9 million for 2013, compared with $8.0 million for 2012.

Income Tax Expense—Income tax expense was $91.3 million (15.1% of pre-tax income) for 2013, compared with $127.0 million (28.6% of pre-tax income) for 2012. Our 2013 rate primarily benefited from the reversal of valuation allowance of $62.8 million associated with our U.K. net operating loss deferred tax assets (an approximate 10.0% tax rate benefit), as more fully described within Note 16 to our Consolidated Financial Statements. Our 2013 rate also benefited from an increase in available tax credits (approximately 5.0%) and a greater portion of our earnings being represented by non-controlling interests (approximately 2.0%), partly offset by a greater portion of our income being earned in the U.S. and in higher tax rate jurisdictions outside of the U.S. (approximately 3.0%). Our rate may experience fluctuations due primarily to changes in the geographic distribution of our pre-tax income. For 2014, we anticipate increased activity in higher tax rate jurisdictions, primarily the U.S., Australia and Canada.
Net Income Attributable to Noncontrolling Interests—Noncontrolling interests are primarily associated with our large LNG mechanical erection and gas processing projects in the Asia Pacific region and certain operations in the U.S. and Middle East. Net income attributable to noncontrolling interests was $58.5 million for 2013, compared with $15.4 million for 2012. The change compared to 2012 was commensurate with the level of applicable operating results for the aforementioned projects and operations, including the impact of those associated with the Shaw Acquisition (approximately $16.6 million). We expect to experience an increase in net income attributable to noncontrolling interests in future periods primarily associated with additional progress on our large LNG mechanical erection project.
Operating Group Results
Engineering, Construction and Maintenance
For comparative purposes only, the acquired Shaw Power results within our Engineering, Construction and Maintenance operating group have been shown separately below given there are no associated results in the 2012 period.

	Years Ended December 31,
	(In thousands)
	2013	% of Total	2012	% of Total
New Awards
Oil and Gas	$6,487,790	82%	$5,115,271	100%
Power	1,441,258	18%	—	—%
Total New Awards	$7,929,048		$5,115,271

Revenue
Oil and Gas	$4,491,632	67%	$3,305,377	100%
Power	2,232,935	33%	—	—%
Total Revenue	$6,724,567		$3,305,377

		% of		% of
		Revenue		Revenue
Income From Operations
Oil and Gas	$250,716	5.6%	$168,467	5.1%
Power	78,203	3.5%	—	—%
Total Income From Operations	$328,919	4.9%	$168,467	5.1%
New Awards—New awards were $7.9 billion for 2013, compared with $5.1 billion for 2012. In addition to the impact of the acquired Power operations ($1.4 billion), which included extended commitments on existing nuclear maintenance contracts (approximately $770.0 million) and a chemical plant expansion project in the U.S. (approximately $100.0 million), significant new awards for 2013 included a LNG liquefaction terminal award in the U.S. (approximately $2.5 billion), an ethane cracker in the U.S. (approximately $1.0 billion), scope increases on our refinery project in Colombia and our LNG mechanical erection project in the Asia Pacific region (approximately $2.2 billion combined), and engineering services for an offshore platform in the Norwegian Sea (approximately $180.0 million). Significant new awards for 2012 included EPC services and module fabrication for an oil sands expansion project in Canada (approximately $1.2 billion combined), scope increases on our LNG mechanical erection project (approximately $1.0 billion), refinery project in Colombia (approximately $750.0 million) and gas processing project in the Asia Pacific region (approximately $190.0 million), a gas conditioning plant in the Asia Pacific region (approximately $550.0 million), a petrochemical project in the U.S. (approximately $300.0 million), engineering services for an offshore platform in the U.K. (approximately $250.0 million), a gas processing award in Europe (approximately $175.0 million), an offshore engineering project and butadiene extraction plant project in Europe (approximately $140.0 million combined) and front-end engineering and design services for an ethylene plant in Russia (approximately $40.0 million).
Revenue—Revenue was $6.7 billion for 2013, representing an increase of $3.4 billion (103%) compared with 2012. Our 2013 results benefited from the impact of the acquired Power operations ($2.2 billion), increased construction activities on our large cost reimbursable LNG mechanical erection and gas processing projects in the Asia Pacific region and refinery project in Colombia (approximately $800.0 million combined) and increased progress on various projects in Europe and our oil sands projects in Canada. Revenue attributable to the aforementioned cost reimbursable projects totaled approximately $2.5 billion of the operating group's 2013 revenue, compared with $1.7 billion for 2012. Approximately $870.0 million of the operating group's 2013 revenue was attributable to our nuclear projects in Georgia and South Carolina, for which revenue is anticipated to increase as construction activities progress.
Income From Operations - Income from operations for 2013 was $328.9 million (4.9% of revenue), compared with $168.5 million (5.1% of revenue) for 2012. Our 2013 results included $78.2 million of income from operations related to the acquired Power operations (3.5% of associated revenue), net of $20.1 million of associated intangible amortization expense. Our remaining results were $250.7 million (5.6% of revenue) for 2013, compared with $168.5 million (5.1% of revenue) for 2012. Our increase over the prior year (excluding the acquired Power operations) was partly attributable to our large cost reimbursable projects, which contributed incremental income from operations (approximately $45.0 million) on higher revenue volume, net of the dilutive effect of scope growth at lower margin levels. Our 2013 results also benefited from increased revenue volume on our remaining projects, and associated overall leverage of our operating costs, savings on a project in South America that is now complete (approximately $19.0 million) and various projects in Europe (approximately $35.0 million), partially offset by cost increases on two projects in the U.S. and Canada (approximately $59.0 million) and higher pre-contract costs (approximately $8.0 million). Our 2012 results were primarily impacted by cost increases on a project in Canada (approximately $37.0 million), partly offset by project savings on two projects in Europe (approximately $12.0 million).
Fabrication Services
For comparative purposes only, the acquired Shaw Fabrication and Manufacturing results within our Fabrication Services operating group have been shown separately below given there are no associated results in the 2012 period.

	Years Ended December 31,
	(In thousands)
	2013	% of Total	2012	% of Total
New Awards
Steel Plate Structures	$2,152,174	80%	$1,463,978	100%
Fabrication and Manufacturing	529,712	20%	—	—%
Total New Awards	$2,681,886		$1,463,978

Revenue
Steel Plate Structures	$1,993,606	77%	$1,692,533	100%
Fabrication and Manufacturing	581,991	23%	—	—%
Total Revenue	$2,575,597		$1,692,533

		% of		% of
		Revenue		Revenue
Income From Operations
Steel Plate Structures	$199,169	10.0%	$170,780	10.1%
Fabrication and Manufacturing	60,581	10.4%	—	—%
Total Income From Operations	$259,750	10.1%	$170,780	10.1%
New Awards—New awards were $2.7 billion for 2013, compared with $1.5 billion for 2012. In addition to the impact of the acquired Fabrication and Manufacturing operations ($529.7 million), which included various pipe fabrication awards for projects primarily in the the U.S., significant new awards for 2013 included a turnkey propane terminal and de-ethanizer facility in the U.S. (approximately $400.0 million), LNG storage tanks and facilities for two projects in the Asia Pacific region (approximately $260.0 million combined), crude oil storage tanks in Saudi Arabia (approximately $70.0 million), a bitumen storage facility in Canada (approximately $55.0 million), scope increases on an existing LNG tank project in the Asia Pacific region (approximately $50.0 million) and a propane and butane storage award in the U.S. (approximately $50.0 million). New awards for 2012 included a gas storage facility award in the Asia Pacific region (approximately $225.0 million), a petrochemical storage facility award in the Middle East (approximately $110.0 million), petroleum storage tank work in the U.S. (approximately $60.0 million) and Canada (approximately $55.0 million), oil sands-related work in Canada (approximately $50.0 million), and various standard storage tank awards throughout the world.
Revenue—Revenue was $2.6 billion for 2013, representing an increase of $883.1 million (52%) compared with 2012. Our 2013 results benefited from the impact of the acquired Fabrication and Manufacturing operations ($582.0 million), increased construction activity on various projects in the Asia Pacific region (approximately $230.0 million), and increased storage tank work in Canada and the U.S. (approximately $205.0 million), partly offset by the wind down of various projects in the Middle East (approximately $110.0 million).
Income From Operations—Income from operations for 2013 was $259.8 million (10.1% of revenue), compared with $170.8 million (10.1% of revenue) for 2012. Our 2013 results included $60.6 million of income from operations related to the acquired Fabrication and Manufacturing operations (10.4% of associated revenue), net of $7.6 million of associated intangible amortization expense. Our remaining results were $199.2 million (10.0% of revenue) for 2013, compared with $170.8 million (10.1% of revenue) for 2012. Our 2013 results (excluding the acquired Fabrication and Manufacturing operations) benefited from increased revenue volume and associated overall leverage of our operating costs, and better results on various projects in the Asia Pacific region (approximately $30.0 million), the Caribbean and North America, partly offset by cost increases on various projects in the Middle East (approximately $40.0 million). Our 2012 results were primarily impacted by savings on various projects that were nearing completion in the Asia Pacific region and Caribbean (approximately $55.0 million, combined), which were essentially offset by cost increases on projects in the Middle East.
Technology
New Awards—New awards were $633.7 million for 2013, compared with $726.7 million for 2012. New awards for 2013 decreased compared to 2012, primarily due to timing in awards and the 2012 period including significant petrochemical licensing awards, including an aromatics complex in India, petrochemical plants in Malaysia and Russia, the license and engineering design of propane dehydrogenation units in the U.S. and China, and ethane crackers in the U.S.
Revenue—Revenue was $599.2 million for 2013, representing an increase of $111.9 million (23%) compared with 2012. The increase for 2013 was primarily due to a greater volume of licensing and heat transfer revenue due to a higher opening backlog entering 2013 versus 2012.
Income From Operations—Income from operations for 2013 was $156.8 million (26.2% of revenue), compared with $127.4 million (26.1% of revenue) for 2012. Our 2013 results benefited from increased revenue volume and increased equity earnings ($7.1 million), partly offset by the prior year realizing higher margins on our licensing and heat transfer activity.
Government Solutions
New Awards/Revenue/Income From Operations—For 2013, new awards were $1.0 billion, revenue was $1.2 billion and income from operations was $34.7 million (2.9% of revenue). Significant new awards for 2013 included a decommissioning and demolition award in the U.S (approximately $155.0 million), a gas to energy project (approximately $95.0 million), and scope increases on an existing mixed oxide fuel fabrication facility project (approximately $200.0 million). Results for 2013 were impacted by ongoing uncertainty with respect to Federal government funding and prioritization.
2012 Versus 2011
Consolidated Results
New Awards—New awards were $7.3 billion for 2012, compared to $6.8 billion for 2011. New awards for 2012 included EPC services and module fabrication for our oil sands expansion project in Canada (approximately $1.2 billion combined), a gas conditioning award in the Asia Pacific region (approximately $550.0 million), a petrochemical project in the U.S. (approximately $300.0 million), engineering services for an offshore platform in the U.K. (approximately $250.0 million), and scope increases on our existing LNG mechanical erection project in the Asia Pacific region (approximately $1.0 billion) and refinery project in Colombia (approximately $750.0 million). New awards for 2011 included the award of our current LNG mechanical erection (approximately $2.3 billion) and LNG storage tank (approximately $500.0 million) projects in the Asia Pacific region. See Segment Results below for further discussion.
Backlog—Backlog at December 31, 2012 was approximately $10.9 billion, compared to $9.0 billion at December 31, 2011, reflecting 2012 awards exceeding revenue in each of our operating groups. For 2012, our non-U.S. dollar denominated backlog was increased by approximately $200.0 million due to the weakening of the U.S. Dollar, primarily against the Australian Dollar and Colombian Peso.
Revenue—Revenue was $5.5 billion for 2012, representing a $934.7 million increase (21%) from 2011. The increase in revenue was primarily due to an increase in construction activities within our Engineering, Construction and Maintenance operating group on our large LNG mechanical erection project in the Asia Pacific region (approximately $245.0 million), refinery project in Colombia (approximately $230.0 million), and gas processing projects in the U.S. and Asia Pacific region (approximately $220.0 million combined). Revenue from our Colombian refinery project was approximately $915.0 million and $690.9 million (approximately 17% and 15% of our total revenue) for 2012 and 2011, respectively. See Segment Results below for further discussion.
Gross Profit—Gross profit was $698.7 million (12.7% of revenue) for 2012, compared to $570.2 million (12.5% of revenue) for 2011. The increase in absolute dollars was primarily attributable to higher revenue for our Engineering, Construction and Maintenance and Technology operating groups. The increase in gross profit as a percentage of revenue was primarily attributable to higher margins achieved in each of our operating groups, partly offset by our Engineering, Construction and Maintenance operating group representing a larger portion of our consolidated revenue. See Segment Results below for further discussion.
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
Equity Earnings—Equity earnings were $17.9 million for 2012, compared with $16.9 million for 2011. The increase was attributable to higher earnings from our unconsolidated CLG joint venture, primarily attributable to higher refining activity in 2012.
Acquisition and Integration Related Costs—Acquisition and integration related costs of $11.0 million for 2012 consisted primarily of one-time professional fees associated with the Shaw Acquisition.
Other Operating Income (Expense), Net—Other operating income for 2012 was $0.6 million compared to expense of $0.1 million for 2011. The increase in net other operating income for 2012 was primarily attributable to net gains on the sale of miscellaneous property and equipment.
Income from Operations—Income from operations was $455.6 million (8.3% of revenue) for 2012, compared with $355.2 million (7.8% of revenue) for 2011. The increase in absolute value and as a percentage of revenue for both periods was due to the reasons noted above. See Segment Results below for further discussion.
Interest Expense and Interest Income—Interest expense was $19.6 million for 2012, compared with $11.0 million for 2011. Our 2012 results were impacted by interest and fees related to financing commitments associated with the Shaw Acquisition (approximately $7.2 million) and net incremental interest expense associated with uncertain tax positions and the timing of tax payments resulting from our periodic income tax compliance reviews (approximately $2.1 million), partially offset by a lower Term Loan balance ($2.6 million). Our 2011 results were impacted by the resolution of uncertain tax positions, which resulted in the reversal of previously recorded tax reserves and associated accrued interest (approximately $3.9 million), partially offset by additional interest expense related to the timing of tax payments (approximately $2.0 million). Interest income was $8.0 million for 2012, compared with $7.8 million for 2011. The change versus the prior year was commensurate with the average cash balances during the applicable periods.
Income Tax Expense—Income tax expense for 2012 was $127.0 million (28.6% of pre-tax income), compared with $96.8 million (27.5% of pre-tax income) for 2011. Our rate increased over the prior year due to a greater percentage of current year income being earned in higher tax rate jurisdictions, primarily outside the U.S. (approximately 2.5%), and due to non-deductible Shaw Acquisition related costs (approximately 0.5%). The increase was partly offset by the current year benefiting from the utilization of previously unrecognized net operating losses and credits, primarily in The Netherlands (approximately 1.5%), and a greater portion of pre-tax earnings being attributable to our noncontrolling interest partners (approximately 1.0%).
Net Income Attributable to Noncontrolling Interests—Noncontrolling interests were primarily associated with our LNG mechanical erection and gas processing projects in the Asia Pacific region and certain operations in the Middle East. Net income attributable to noncontrolling interests was $15.4 million for 2012, compared with $0.2 million for 2011. The change versus the prior year period was commensurate with the level of applicable operating results for the aforementioned projects in the Asia Pacific region.
Operating Group Results
Engineering, Construction and Maintenance
New Awards—New awards were $5.1 billion for 2012, compared with $4.5 billion for 2011. Significant new awards for 2012 included EPC services and module fabrication for our oil sands expansion project in Canada (approximately $1.2 billion combined), a gas conditioning plant in the Asia Pacific region (approximately $550.0 million), a petrochemical project in the U.S. (approximately $300.0 million), engineering services for an offshore platform in the U.K. (approximately $250.0 million), a gas processing award in Europe (approximately $175.0 million), an offshore engineering project and butadiene extraction plant project in Europe (approximately $140.0 million combined), front end engineering and design services for an ethylene plant in Russia (approximately $40.0 million), and scope increases on our LNG mechanical erection and gas processing projects in the Asia Pacific region (approximately $1.0 billion and $190.0 million, respectively) and refinery project in Colombia (approximately $750.0 million). Significant new awards for 2011 included the original award of our LNG mechanical erection project (approximately $2.3 billion), the full release of EPC services for our oil sands project in Canada (approximately $500.0 million), a natural gas processing plant in the U.S. (approximately $315.0 million), engineering design for offshore platforms in the U.K. (approximately $150.0 million), and various scope increases on our gas processing project in the Asia Pacific region and refinery project in Colombia.
Revenue—Revenue was $3.3 billion for 2012, representing an increase of $993.2 million (43%) compared with 2011. The increase over 2011 was due primarily to increased construction activities on our LNG mechanical erection project in the Asia Pacific region (approximately $245.0 million) and refinery project in Colombia (approximately $230.0 million), progress on our gas processing projects in the U.S. and Asia Pacific region (approximately $220.0 million combined), higher petrochemical project revenue in the U.S. (approximately $85.0 million), and increased progress on the expansion phase of our Canadian oil sands project (approximately $200.0 million), offset partially by the wind down of the initial phase of our Canadian oil sands project (approximately $100.0 million).
Income from Operations—Income from operations for 2012 was $168.5 million (5.1% of revenue), compared with $93.8 million (4.1% of revenue) for 2011. Our 2012 results benefited from higher revenue volume and related leverage of our operating costs, project savings on two projects in Europe (approximately $12.0 million), higher margins realized on our large gas processing project in the Asia Pacific region (approximately $6.0 million), the prior year including facility realignment costs in the U.S. (approximately $9.0 million), partly offset by cost increases on a project in Canada (approximately $37.0 million), higher precontract costs (approximately $11.0 million), and a higher percentage of revenue being derived from our cost-reimbursable project in Colombia.
Fabrication Services
New Awards—New awards were $1.5 billion for 2012, compared to $1.7 billion for 2011. New awards for 2012 included a gas storage facility award in the Asia Pacific region (approximately $225.0 million), a petrochemical storage facility award in the Middle East (approximately $110.0 million), petroleum storage tank work in the U.S. (approximately $60.0 million) and Canada (approximately $55.0 million), oil sands related work in Canada (approximately $50.0 million), and various standard storage tank awards throughout the world. Significant new awards for 2011 included an LNG storage tank project in the Asia Pacific region (approximately $500.0 million), an aluminum complex storage tank project in the Middle East (approximately $60.0 million), and storage tank work in Canada (approximately $50.0 million) and the Bahamas (approximately $40.0 million).
Revenue—Revenue was $1.7 billion for 2012, representing a decrease of $97.3 million (5%) compared with 2011. Our 2012 revenue was impacted by the wind down of various projects in the Caribbean and Middle East (approximately $250.0 million), partly offset by progress on storage tank work in the U.S. and Canada (approximately $100.0 million) and increased construction activity on various LNG tank projects in the Asia Pacific region (approximately $65.0 million).
Income from Operations—Income from operations for 2012 was $170.8 million (10.1% of revenue), compared with $165.0 million (9.2% of revenue) for 2011. Our 2012 results benefited from savings on various projects that were nearing completion in the Asia Pacific region and Caribbean (approximately $55.0 million combined), partly offset by cost increases on projects in the Middle East, lower revenue volume and the prior year realizing better margins in the Middle East (approximately $20.0 million) and benefiting from savings on various projects in the U.S. and Canada (approximately $34.0 million combined).
Technology
New Awards—New awards were $726.7 million for 2012, compared with $537.8 million for 2011. The increase from 2011 was primarily attributable to significant petrochemical license awards in 2012, including an aromatics complex in India, petrochemical plants in Malaysia and Russia, propane dehydrogenation units in the U.S. and China, and ethane crackers in the U.S., and a higher volume of heat transfer awards, including heaters for various refineries in Russia. The award activity for 2012 and 2011 was primarily located in the Asia Pacific region, North America, Russia and India.
Revenue—Revenue was $487.3 million for 2012, representing an increase of $38.7 million (9%) compared with 2011. The increase for 2012 was due primarily to increased catalyst activity resulting from normal variations in the timing of execution of our backlog.
Income from Operations—Income from operations for 2012 was $127.4 million (26.1% of revenue), compared to $96.3 million (21.5% of revenue) for 2011. Our 2012 results benefited primarily from increased revenue volume and higher margins on our heat transfer and catalyst activity.

LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents—At December 31, 2013, our cash and cash equivalents were $420.5 million, and were maintained in local accounts throughout the world, substantially all of which was maintained outside The Netherlands, our country of domicile. With the exception of $153.5 million of cash and cash equivalents within our variable interest entities ("VIEs") associated with our partnering arrangements, which is generally only available for use in our operating activities when distributed to the partners, we are not aware of any material restrictions on our cash and cash equivalents.
With respect to tax consequences of repatriating our foreign earnings, distributions from our European Union subsidiaries to their Netherlands parent companies are not subject to taxation. Further, for our non-European Union companies and their subsidiaries and our U.S. companies, to the extent taxes apply, the amount of permanently reinvested earnings becomes taxable upon repatriation of assets from the subsidiary or liquidation of the subsidiary. We have accrued taxes on undistributed earnings that we intend to repatriate and we intend to permanently reinvest the remaining undistributed earnings in their respective businesses and, accordingly, have accrued no taxes on such amounts.
Operating Activities—During 2013, net cash used in operating activities was $112.8 million, primarily resulting from cash generated from earnings, offset by the net change in our accounts receivable, inventory, accounts payable and net contracts in progress account balances (collectively "Contract Capital") ($815.5 million combined) and a decrease in accrued and other non-current liability balances of $146.2 million. Our Contract Capital balances fluctuate based on the size of our projects and changing mix of cost-reimbursable versus fixed-price backlog. Our cost-reimbursable projects tend to have a greater working capital requirement, while our fixed-price projects are generally structured to be cash flow positive, creating negative net contracts in progress balances that are subject to fluctuation and which are particularly impacted by the timing of new awards, and related up-front payments, and achievement of subsequent billing milestones. Our Contract Capital balances are also impacted at period-end by the timing of accounts receivable billings and collections and accounts payable payments for our large projects. The acquired Shaw operations included a net contracts in progress liability of $2.3 billion, primarily related to upfront payments received on our two large nuclear power projects prior to the Acquisition Closing Date and fair value adjustments associated with the contracts. The net contracts in progress position for these projects will fluctuate prospectively based on the timing of future billings and will ultimately decline as the projects progress over the next five to six years. The $815.5 million net change in our Contract Capital balances was due primarily to progress on the nuclear projects (approximately $540.0 million) and working capital requirements and timing of collections and payments for our large cost-reimbursable projects (approximately $270.0 million). The $146.2 million decrease in accrued and other non-current liabilities was primarily due to the payment of acquisition-related costs. During the year, we did not experience any material benefit to our operating cash flows from net Contract Capital improvements on our existing large projects or from up-front payments on larger new awards due to the timing of such awards.
While we experienced negative operating cash flows for 2013, variable operating cash flows due to fluctuations in our Contract Capital balances is not unusual in our business. We often have periods in which our operating cash flows exceed our operating income for the reasons discussed above and, accordingly, we will have fluctuations in our operating cash flows between periods. We had positive operating cash flows of approximately $200.0 million during the nine-month period ended December 31, 2013 and anticipate net Contract Capital improvement on our existing large projects and up-front payments on future awards that will further benefit our operating cash flows. While our recent operating cash flows have been impacted by the items discussed above, we believe our anticipated future operating cash flows and capacity under our revolving and other credit facilities will be sufficient to finance our capital expenditures, settle our commitments and contingencies and address our working capital needs for the foreseeable future.
Investing Activities—During 2013, net cash used in investing activities was $1.8 billion, primarily resulting from the cash purchase price of approximately $1.7 billion for the Shaw Acquisition, net of unrestricted cash acquired of approximately $1.2 billion, the cash purchase price of $60.8 million for our E-Gas technology acquisition, and capital expenditures of $90.5 million.
We will continue to evaluate and selectively pursue other opportunities for additional expansion of our business through the acquisition of complementary businesses and technologies. These acquisitions may involve the use of cash or may require further debt or equity financing.
Financing Activities (Including Acquisition-Related Financing)—During 2013, net cash provided by financing activities was $1.7 billion, primarily related to financing required to fund the Shaw Acquisition on February 13, 2013, as more fully described in Note 4 to our Financial Statements. We completed the Shaw Acquisition for a purchase price of approximately $3.4 billion, comprised of approximately $2.9 billion in cash consideration and approximately $488.8 million in equity consideration. The cash consideration was funded using approximately $1.1 billion from existing cash balances of CB&I and Shaw on the Acquisition Closing Date, and the remainder was funded using $1.8 billion in debt financing, which consisted of a four-year, $1.0 billion billion unsecured Term Loan and $800.0 million in Senior Notes. The Term Loan was funded during the first quarter of 2013; however, the Senior Notes were funded into an escrow account on December 28, 2012, but remained restricted from use until the Acquisition Closing Date. Shaw’s unrestricted cash balance on the Acquisition Closing Date totaled approximately $1.2 billion, resulting in a cash purchase price, net of unrestricted cash acquired, of approximately $1.7 billion, and a total purchase price, net of unrestricted cash acquired, of approximately $2.2 billion.
In addition to our acquisition-related financing, we had net cash inflows of $82.5 million associated with our revolving facilities (including borrowings of $115.0 million, partly offset by deferred financing costs of $32.5 million paid during 2013 associated with the Shaw Acquisition and our new revolving facility), cash proceeds from the issuance of shares associated with our stock plans of $34.9 million and tax benefits associated with tax deductions in excess of recognized stock-based compensation costs of $12.4 million. These cash inflows were partly offset by repayments of $75.0 million on our Term Loan, a net cash outflow of $44.7 million associated with the payment of Shaw’s obligation related to the Westinghouse Bonds (as further described in Note 10 to our Financial Statements), share repurchases totaling $36.4 million (0.6 million shares at an average price of $59.26 per share), including $9.7 million to purchase 0.1 million shares of our outstanding common stock and $26.7 million to repurchase 0.5 million shares associated with stock-based compensation-related withholding taxes on taxable share distributions, dividends paid to our shareholders of $21.5 million, and distributions to our noncontrolling interest partners of $19.5 million.
Effect of Exchange Rate Changes on Cash and Cash Equivalents—During 2013, our cash and cash equivalents balance decreased by $17.6 million due to the impact of changes in functional currency exchange rates against the U.S. dollar for non-U.S. dollar cash balances, primarily the change in the Australian Dollar exchange rate, partly offset by changes in the Euro and British Pound exchange rates. The net unrealized loss on our cash and cash equivalents resulting from these exchange rate movements is reflected in the cumulative translation adjustment component of other comprehensive income (loss) (“OCI”). Our cash and cash equivalents held in non-U.S. dollar currencies are used primarily for project-related and other operating expenditures in those currencies, and therefore, our exposure to realized exchange gains and losses is not anticipated to be material.
Financing and Acquisition and Integration Related Costs—During 2013, we incurred approximately $78.2 million of financing-related costs and $95.7 million of acquisition and integration related costs. Financing-related costs were recognized in interest expense and approximately $10.5 million of these costs related to one-time commitments satisfied during the first quarter of 2013 and interest and fees incurred prior to the Acquisition Closing Date. Acquisition-related costs primarily included transaction costs, professional fees, and change-in-control and severance-related costs associated with the Shaw Acquisition, while integration-related costs primarily related to facility consolidations and the associated accelerated lease costs for vacated facilities and personnel relocation costs.
Letters of Credit/Bank Guarantees/Debt/Surety Bonds—Our primary internal source of liquidity is cash flow generated from operations. Capacity under the revolving credit facilities discussed below is also available, if necessary, to fund operating or investing activities. Effective October 28, 2013, we replaced our four-year, $1.1 billion revolving credit facility (the "Revolving Facility") that was set to expire in July 2014, with a five-year, $1.35 billion, committed and unsecured revolving facility (the "New Revolving Facility") with BofA, as administrative agent, and BNP Paribas Securities Corp., BBVA Compass, Credit Agricole, and The Royal Bank of Scotland plc, each as syndication agents, which expires in October 2018. The New Revolving Facility has a borrowing sublimit of $675.0 million (with financial letters of credit not to exceed $270.0 million) and certain financial covenants, including a maximum leverage ratio of 3.00, a minimum fixed charge coverage ratio of 1.75, and a minimum net worth level calculated as $1.7 billion at December 31, 2013. The New Revolving Facility also includes customary restrictions regarding subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, and mergers and acquisitions, and includes a trailing twelve-month limitation of $250.0 million for dividend payments and share repurchases if our leverage ratio exceeds 1.50 (unlimited if our leverage ratio is equal to or below 1.50), among other restrictions. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. The interest, letter of credit fee, and commitment fee percentages are based upon our quarterly leverage ratio. In the event that we borrow funds under the facility, interest is assessed at either prime plus an applicable floating margin (0.5% at December 31, 2013), or LIBOR plus an applicable floating margin (1.5% at December 31, 2013). At December 31, 2013, we had no outstanding borrowings under the facility, but had $230.4 million of outstanding letters of credit, providing $1.1 billion of available capacity. Such letters of credit are generally issued to customers in the ordinary course of business to support advance payments and performance guarantees, in lieu of retention on our contracts, or in certain cases, are issued in support of our insurance program.

We also have a five-year, $650.0 million, committed and unsecured revolving credit facility (the “Second Revolving Facility”) with BofA, as administrative agent, and Credit Agricole, as syndication agent, which expires in February 2018. The Second Revolving Facility supplements our New Revolving Facility, has a $487.5 million borrowing sublimit and was amended effective October 28, 2013 to include financial and restrictive covenants similar to those noted above for the New Revolving Facility. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. The interest, letter of credit fee, and commitment fee percentages are based upon our quarterly leverage ratio. In the event we borrow funds under the facility, interest is assessed at either prime plus an applicable floating margin (0.5% at December 31, 2013), or LIBOR plus an applicable floating margin (1.5% at December 31, 2013). At December 31, 2013, we had $115.0 million of outstanding borrowings and $76.5 million of outstanding letters of credit under the facility, providing $458.5 million of available capacity.
During 2013, our maximum borrowings under revolving credit facilities were approximately $516.5 million.
At December 31, 2013, we had $925.0 million remaining on our four-year, $1.0 billion unsecured Term Loan with BofA as administrative agent, which was used to fund a portion of the Shaw Acquisition on the Acquisition Closing Date. Interest and principal under the Term Loan is payable quarterly in arrears and bears interest at LIBOR plus an applicable floating margin (1.5% at December 31, 2013). However, we entered into an interest rate swap on February 28, 2013 to hedge against $505.0 million of the $1.0 billion Term Loan, which resulted in a weighted average interest rate of approximately 2.12% during 2013, inclusive of the applicable floating margin. Future annual maturities for the Term Loan are $100.0 million, $100.0 million, $150.0 million and $575.0 million in 2014, 2015, 2016 and 2017, respectively. The Term Loan was amended effective October 28, 2013 to include financial and restrictive covenants similar to those noted above for the New Revolving Facility.
We have a series of Senior Notes totaling $800.0 million in the aggregate, with Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Credit Agricole, as administrative agents, which were used to fund a portion of the Shaw Acquisition. The Senior Notes were funded into an escrow account on December 28, 2012, and were restricted from use until the Acquisition Closing Date. Accordingly, the escrowed funds were recorded as restricted cash, and the Senior Notes were recorded as long-term debt, on our December 31, 2012 Consolidated Balance Sheet ("Balance Sheet"). The Senior Notes have financial and restrictive covenants similar to those noted above for the New Revolving Facility. The Senior Notes include Series A through D, which contain the following terms:

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
Uncommitted Facilities—We also have various short-term, uncommitted revolving credit facilities (the "Uncommitted Facilities") across several geographic regions of approximately $2.0 billion. These facilities are generally used to provide letters of credit or bank guarantees to customers in the ordinary course of business to support advance payments and performance guarantees, in lieu of retention on our contracts. At December 31, 2013, we had $753.5 million of outstanding letters of credit under these facilities, providing $1.2 billion of available capacity.
In addition to providing letters of credit or bank guarantees, we also issue surety bonds in the ordinary course of business to support our contract performance. At December 31, 2013, we had $667.5 million of outstanding surety bonds.
Compliance and Other—At December 31, 2013, we were in compliance with all of our restrictive and financial covenants associated with our debt and revolving credit facilities, with a leverage ratio of 1.85, a fixed charge coverage ratio of 4.68, and net worth of $2.3 billion. Our ability to remain in compliance with our lending facilities could be impacted by circumstances or conditions beyond our control, including, but not limited to, the delay or cancellation of projects, changes in foreign currency exchange or interest rates, performance of pension plan assets, or changes in actuarial assumptions. Further, we could be impacted if our customers experience a material change in their ability to pay us, if the banks associated with our lending facilities were to cease or reduce operations, or if there is a full or partial break-up of the European Union or its currency, the Euro.
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

Contractual Obligations—At December 31, 2013, our contractual obligations were as follows:
Contractual Obligations

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Senior Notes (1)	$1,101,508	$38,620	$77,240	$221,015	$764,633
Term Loan (2)	971,461	116,902	277,734	576,825	—
Operating leases (3)	508,959	117,098	156,971	100,117	134,773
Information technology ("IT") obligations (4)	44,137	17,867	26,270	—	—
Self-insurance obligations (5)	24,575	24,575	—	—	—
Pension funding obligations (6)	20,235	20,235	—	—	—
Postretirement benefit funding obligations (6)	3,138	3,138	—	—	—
Purchase obligations (7)	—	—	—	—	—
Unrecognized tax benefits (8)	—	—	—	—	—
Total contractual obligations	$2,674,013	$338,435	$538,215	$897,957	$899,406

(1)	Includes interest accruing on our $800.0 million Senior Notes (discussed above) at a weighted average fixed rate of 4.8%.

(2)	Includes interest accruing on the remaining $925.0 million of our $1.0 billion Term Loan (discussed above) at a rate of 1.9%, inclusive of our interest rate swap (see above).

(3)	Includes approximately $16.0 million of minimum lease payments that are contractually recoverable through our cost-reimbursable projects.

(4)	Represents commitments for IT technical support and software maintenance contracts.

(5)	Represents expected 2014 payments associated with our self-insurance program. Payments beyond one year have not been included as amounts are not determinable.

(6)	Represents expected 2014 contributions to fund our defined benefit pension and other postretirement plans. Contributions beyond one year have not been included as amounts are not determinable.

(7)
In the ordinary course of business, we enter into commitments (which are expected to be recovered from our customers) for the purchase of materials and supplies on our projects. We do not enter into long-term purchase commitments on a speculative basis for fixed or minimum quantities.

(8)	Payments for reserved tax contingencies of $14.3 million are not included as the timing of specific tax payments is not determinable.
Other—We believe our cash on hand, cash generated from operations, amounts available under our New Revolving Facility, Second Revolving Facility and Uncommitted Facilities, and other external sources of liquidity, such as the issuance of debt and equity instruments, will be sufficient to finance our capital expenditures, settle our commitments and contingencies (as more fully described in Note 13 within Item 8) and address our working capital needs for the foreseeable future. However, there can be no assurance that such funding will continue to be available, as our ability to generate cash flow from operations and our ability to access funding under our New Revolving Facility, Second Revolving Facility and Uncommitted Facilities at reasonable terms, may be impacted by a variety of business, economic, legislative, financial and other factors, which may be outside of our control.
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
A portion of our pension plans assets are invested in European Union government securities, which could be impacted by economic turmoil in Europe or a full or partial break-up of the European Union or its currency, the Euro. However, given the long-term nature of pension funding requirements, in the event any of our pension plans (including those with investments in European Union government securities) become materially underfunded from a decline in value of our plan assets, we believe our cash on hand and amounts available under our existing revolving and uncommitted facilities would be sufficient to fund any increases in future contribution requirements. See Note 12 within Item 8 for further discussion of our pension plan assets.

We are a defendant in a number of lawsuits arising in the normal course of business and we have in place appropriate insurance coverage for the type of work that we perform. As a matter of standard policy, we review our litigation accrual quarterly and as further information is known on pending cases, increases or decreases, as appropriate, may be recorded. See Note 13 within Item 8 for a discussion of pending litigation, including lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed.
OFF-BALANCE SHEET ARRANGEMENTS
We use operating leases for facilities and equipment when they make economic sense, including sale-leaseback arrangements. Our sale-leaseback arrangements are not material to our Financial Statements, and we have no other significant off-balance sheet arrangements.
NEW ACCOUNTING STANDARDS
See the applicable section of Note 2 within Item 8 for a discussion of new accounting standards.
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
Revenue Recognition—Our revenue is primarily derived from long-term contracts and is generally recognized using the POC method, primarily based on the percentage that actual costs-to-date bear to total estimated costs to complete each contract. We follow the guidance of Financial Accounting Standards Board Accounting Standards Codification ("ASC") Revenue Recognition Topic 605-35 for accounting policies relating to our use of the POC method, estimating costs, and revenue recognition, including the recognition of incentive fees, unapproved change orders and claims, and combining and segmenting contracts. We primarily utilize the cost-to-cost approach to estimate POC as we believe this method is less subjective than relying on assessments of physical progress. Under the cost-to-cost approach, the use of estimated costs to complete each contract is a significant variable in the process of determining recognized revenue and is a significant factor in the accounting for contracts. Significant estimates that impact the cost to complete each contract are costs of engineering, materials, components, equipment, labor and subcontracts; labor productivity; schedule durations, including subcontract and supplier progress; liquidated damages; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts in progress. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates. Our backlog generally consists of several hundred contracts, and although our results are impacted by changes in estimated project margins, in 2013 and for the past several years, such aggregate variations have not resulted in a material net impact to our income from operations. Individual projects with significant changes in estimated margins resulted in a net reduction to income from operations of approximately $15.0 million and $25.0 million for 2013 and 2012, respectively.
Our long-term contracts are awarded on a competitive bid and negotiated basis and the timing of revenue recognition may be impacted by the terms of such contracts. We use a range of contracting options, including cost-reimbursable, fixed-price and hybrid, which has both cost-reimbursable and fixed-price characteristics. Fixed-price contracts, and hybrid contracts with a more significant fixed-price component, tend to provide us with greater control over project schedule and the timing of when work is performed and costs are incurred, and accordingly, when revenue is recognized. Cost-reimbursable contracts, and hybrid contracts with a more significant cost-reimbursable component, generally provide our customers with greater influence over the timing of when we perform our work, and accordingly, such contracts often result in less predictability with respect to the timing of revenue recognition. Contract revenue for our long-term contracts recognized under the POC method reflects the original contract price adjusted for approved change orders and estimated recoveries for incentive fees, unapproved change orders and claims. We recognize revenue associated with incentive fees when the value can be reliably estimated and recovery is probable. We recognize revenue associated with unapproved change orders and claims to the extent the related costs have been incurred, the value can be reliably estimated and recovery is probable. Our recorded incentive fees, unapproved change orders and claims reflect our best estimate of recovery amounts; however, the ultimate resolution and amounts received could differ from these estimates. See Note 17 within Item 8 for additional discussion of our recorded unapproved change orders, claims, incentives and other contract recoveries.
With respect to our EPC services, our contracts are not segmented between types of services, such as engineering and construction, if each of the EPC components is negotiated concurrently or if the pricing of any such services is subject to the ultimate negotiation and agreement of the entire EPC contract. However, we segment an EPC contract if it includes technology or fabrication services and the technology or fabrication scope is independently negotiated and priced. In addition, an EPC contract including technology or fabrication services may be segmented if we satisfy the segmenting criteria in ASC 605-35. Revenue recorded in these situations is based on our prices and terms for similar services to third party customers. Segmenting a contract may result in different interim rates of profitability for each scope of service than if we had recognized revenue without segmenting. In some instances, we may combine contracts that are entered into in multiple phases, but are interdependent and include pricing considerations by us and the customer that are impacted by all phases of the project. Otherwise, if each phase is independent of the other and pricing considerations do not give effect to another phase, the contracts will not be combined.
Cost of revenue for our long-term contracts includes direct contract costs, such as materials and labor, and indirect costs that are attributable to contract activity. The timing of when we bill our customers is generally dependent upon advance billing terms, completion of certain phases of the work, or when services are provided. Cumulative costs and estimated earnings recognized to-date in excess of cumulative billings is reported on the Balance Sheet as costs and estimated earnings in excess of billings. Cumulative billings in excess of cumulative costs and estimated earnings recognized to-date is reported on the Balance Sheet as billings in excess of costs and estimated earnings. At December 31, 2013 and 2012, we had billings to customers on our long-term contracts of $16.1 billion and $8.1 billion, respectively, netted within costs and estimated earnings in excess of billings and $25.4 billion and $10.8 billion, respectively, netted within billings in excess of costs and estimated earnings. Any uncollected billed revenue, including contract retentions, is reported as accounts receivable. At December 31, 2013 and 2012, accounts receivable included contract retentions of approximately $68.6 million and $37.2 million, respectively. Contract retentions due beyond one year were not significant at December 31, 2013 or 2012.
Revenue for our service contracts that do not satisfy the criteria for revenue recognition under the POC method is recorded at the time services are performed. Revenue associated with incentive fees for these contracts is recognized when earned. Unbilled receivables for our service contracts are recorded within accounts receivable and were approximately $80.0 million and $5.7 million at December 31, 2013 and 2012, respectively.
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
Recoverability of Goodwill and Long-Lived Assets—At December 31, 2013, our goodwill balance was $4.2 billion (including $3.3 billion associated with the Shaw Acquisition), and was distributed among our four operating groups as follows: Engineering, Construction and Maintenance - $2.8 billion, Fabrication Services - $545.3 million, Technology - $428.7 million and Government Solutions - $483.8 million. Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually at our reporting unit level, absent any indicators of impairment. Our Engineering, Construction and Maintenance operating group includes three reporting units, our Fabrication Services operating group includes two reporting units, and our Technology and Government Solutions operating groups each represent a reporting unit. We perform our annual impairment assessment during the fourth quarter of each year based upon balances as of the beginning of that year’s fourth quarter. As part of our annual impairment assessment, in the fourth quarter of 2013, we performed a quantitative assessment of goodwill for each of our reporting units. We utilized an income approach (discounted cash flow method) to value our reporting units and test for impairment as we believe this is the most direct approach to incorporate the specific economic attributes and risk profiles of our reporting units into our valuation model. This is consistent with the methodology used for our annual impairment assessment in previous years. We generally do not utilize a market approach given the difficulty in identifying relevant market transactions and the volatility of markets from which transactions are derived. The discounted cash flow methodology, which compares an estimate of a reporting unit’s discounted future cash flows to its net book value, is based, to a large extent, on assumptions about future events, which may or may not occur as anticipated, and such deviations could have a significant impact on the calculated estimated fair values of our reporting units. These assumptions include, but are not limited to, estimates of future growth rates, discount rates and terminal values for each reporting unit. Based upon this quantitative assessment, no impairment charge was necessary during 2013, as the fair value of each of the reporting units acquired in 2013 exceeded their respective net book value and the fair value of all other reporting units significantly exceeded their respective net book values. If, based on future assessments, our goodwill is deemed to be impaired, the impairment would result in a charge to earnings in the year of impairment.We amortize our finite-lived intangible assets on a straight-line basis with lives ranging from 2 to 20 years, absent any indicators of impairment. We review tangible assets and finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, the estimated future cash flow associated with the asset or asset group will be compared to the asset’s carrying amount to determine if impairment exists. We noted no indicators of impairment in 2013 or 2012. See Note 6 within Item 8 for further discussion regarding goodwill and other intangible assets.
Acquisition-Related Purchase Price Allocation—The aggregate purchase price for the Shaw Acquisition was allocated to the major categories of assets and liabilities acquired based upon their estimated fair values at the Acquisition Closing Date, which were based, in part, upon outside appraisals for certain assets, including specifically-identifiable intangible assets and property and equipment. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired totaling $3.3 billion, was recorded as goodwill. Our final purchase price allocation, completed in the fourth quarter of 2013, resulted in adjustments to certain assets and liabilities, including the residual amount allocated to goodwill.
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
On a periodic and ongoing basis we evaluate our deferred tax assets ("DTA(s)") and assess the appropriateness of our valuation allowances. In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the DTAs. If, based on the weight of available evidence, our assessment indicates that it is more likely than not that a DTA will not be realized, we record a valuation allowance. Our assessments include, among other things, the value and quality of our backlog, evaluations of existing and anticipated market conditions, analysis of recent and historical operating results and projections of future results, strategic plans and alternatives for associated operations, as well as asset expiration dates, where applicable.
At December 31, 2012, we had a recorded net operating loss ("NOL") DTA for our operations in the United Kingdom (“U.K.") of $21.9 million, net of a valuation allowance against $74.6 million of U.K. NOL DTAs for which we believed it was more likely than not that the NOLs would not be utilized. The U.K. NOL DTA was recorded in 2007 and 2008 and related to losses incurred during those years on two large fixed-price projects that were completed in the first quarter of 2010. Prior to 2013, the negative evidence with respect to the uncertainty of future earnings for our U.K. operations out-weighed the positive evidence of recent periods of profitability, and therefore, we previously had no release of valuation allowance since the U.K. NOL DTA was recorded. However, during 2013 our current year results for the U.K. significantly exceeded our previous expectations, due primarily to growth on existing projects, new awards for 2013, and better recovery of fixed overhead costs, such that in 2013 we fully utilized our recorded U.K. NOL DTA, and accordingly, a release of valuation allowance was required.
In determining the amount of valuation allowance to release, we gave consideration to the aforementioned factors, and more specifically, the heavily weighted positive evidence of the sustained U.K. operating results, including recent operating results significantly exceeding 2013 plan expectations, and a stronger than previously anticipated backlog and outlook for our U.K. operations as derived from our annual fourth quarter planning process. Based on this assessment, and considering the indefinite-lived nature of the U.K. NOLs, we concluded that the positive evidence now out-weighed the negative evidence with respect to realization of the unrecorded U.K. NOL DTA and determined it was more likely than not that the unrecorded U.K. NOL DTA was realizable. Therefore, in the fourth quarter of 2013, our full valuation allowance related to the U.K. NOL DTA was reversed, resulting in a decrease in tax expense of approximately $62.8 million. If the factors upon which we based our assessment of realizability of the U.K. NOL DTA differ materially from our expectations, including future operating results being lower than our current estimates, our future assessments could be impacted and result in an increase in valuation allowance and increase in tax expense.
We provide income tax and associated interest reserves, where applicable, in situations where we have and have not received tax assessments. Tax and associated interest reserves are provided in those instances where we consider it more likely than not that additional tax will be due in excess of amounts reflected in income tax returns filed worldwide. At December 31, 2013, our reserves totaled approximately $14.3 million, including $6.2 million associated with the Shaw Acquisition. If these income tax reserves are ultimately unnecessary, approximately $11.1 million would impact the effective tax rate as we are contractually indemnified for the remaining balances. At December 31, 2012, our reserves totaled $5.2 million. We continually review our exposure to additional income tax obligations and, as further information is known or events occur, changes in our tax and interest reserves may be recorded within income tax expense and interest expense, respectively.

Insurance—We maintain insurance coverage for various aspects of our business and operations. However, we retain a portion of anticipated losses through the use of deductibles and self-insured retentions for our exposures related to third-party liability and workers’ compensation. We regularly review estimates of reported and unreported claims through analysis of historical and projected trends, in conjunction with actuaries and other consultants, and provide for losses through insurance reserves. As claims develop and additional information becomes available, adjustments to loss reserves may be required. If actual results are not consistent with our assumptions, we may be exposed to gains or losses that could be material. A hypothetical ten percent change in our self-insurance reserves at December 31, 2013 would have impacted our pre-tax income by approximately $7.6 million for 2013.
Partnering Arrangements—In the ordinary course of business, we execute specific projects and conduct certain operations through joint venture, consortium and other collaborative arrangements (collectively referred to as "venture(s)"). We have various ownership interests in these ventures, with such ownership typically being proportionate to our decision-making and distribution rights. The ventures generally contract directly with the third party customer; however, services may be performed directly by the ventures, or may be performed by us or our partners, or a combination thereof.
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
Each venture is assessed at inception and on an ongoing basis as to whether it qualifies as a VIE under the consolidations guidance in ASC 810. A venture generally qualifies as a VIE when it (1) meets the definition of a legal entity, (2) absorbs the operational risk of the projects being executed, creating a variable interest, and (3) lacks sufficient capital investment from the partners, potentially resulting in the venture requiring additional subordinated financial support, if necessary, to finance its future activities.
If at any time a venture qualifies as a VIE, we perform a qualitative assessment to determine whether we are the primary beneficiary of the VIE and, therefore, need to consolidate the VIE. We are the primary beneficiary if we have (1) the power to direct the economically significant activities of the VIE and (2) the right to receive benefits from, and obligation to absorb losses of, the VIE. If the venture is a VIE and we are the primary beneficiary, or we otherwise have the ability to control the venture, we consolidate the venture. If we are not determined to be the primary beneficiary of the VIE, or only have the ability to significantly influence, rather than control the venture, we do not consolidate the venture. We account for unconsolidated ventures using the equity method or proportionate consolidation. At December 31, 2013 and 2012, we had no material proportionately consolidated ventures. See Note 7 within Item 8 for additional discussion of our material partnering arrangements.
Financial Instruments—We utilize derivative instruments in certain circumstances to mitigate the effects of changes in foreign currency exchange rates and interest rates, as described below:

•
Foreign Currency Exchange Rate Derivatives—We do not engage in currency speculation; however, we do utilize foreign currency exchange rate derivatives on an on-going basis to hedge against certain foreign currency-related operating exposures. We generally seek hedge accounting treatment for contracts used to hedge operating exposures and designate them as cash flow hedges. Therefore, gains and losses, exclusive of credit risk and forward points (which represent the time-value component of the fair value of our derivative positions), are included in Accumulated Other Comprehensive Income (“AOCI”) until the associated underlying operating exposure impacts our earnings. Changes in the fair value of (1) credit risk and forward points, (2) instruments deemed ineffective during the period, and (3) instruments that we do not designate as cash flow hedges are recognized within cost of revenue.

•
Interest Rate Derivatives—On February 28, 2013, we entered into a swap arrangement to hedge against interest rate variability associated with $505.0 million of our $1.0 billion Term Loan. The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Loan at inception and through December 31, 2013. Accordingly, changes in the fair value of the swap arrangement are included in AOCI until the associated underlying exposure impacts our earnings.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk—We are exposed to market risk associated with changes in foreign currency exchange rates, which may adversely affect our results of operations and financial condition. One form of exposure to fluctuating exchange rates relates to the effects of translating financial statements of foreign operations (primarily Australian Dollar, British Pound, Canadian Dollar, Colombian Peso and Euro denominated) into our reporting currency, which are recognized as a cumulative translation adjustment in AOCI. The change in the currency translation adjustment component of AOCI during 2013 was a loss totaling $24.7 million, net of tax, primarily resulting from movements in the Australian Dollar, Canadian Dollar, and Euro exchange rates against the U.S. Dollar. We generally do not hedge our exposure to potential foreign currency translation adjustments.
We do not engage in currency speculation; however, we do utilize foreign currency exchange rate derivatives on an on-going basis to hedge against certain foreign currency-related operating exposures. We generally seek hedge accounting treatment for contracts used to hedge operating exposures and designate them as cash flow hedges. Therefore, gains and losses, exclusive of credit risk and forward points, are included in AOCI until the associated underlying operating exposure impacts our earnings. Changes in the fair value of (1) credit risk and forward points, (2) instruments deemed ineffective during the period, and (3) instruments that we do not designate as cash flow hedges, are recognized within cost of revenue and were not material during 2013.
At December 31, 2013, the notional value of our outstanding forward contracts to hedge certain foreign currency exchange-related operating exposures was $131.8 million, including net foreign currency exchange rate exposure associated with the purchase of U.S. Dollars ($71.6 million), Euros ($22.2 million), Singapore Dollars ($18.7 million), British Pounds ($11.8 million), Chinese Renminbi ($6.8 million) and Thai Baht ($0.7 million). The total net fair value of these contracts was a gain of approximately $1.1 million at December 31, 2013. The potential change in fair value for our outstanding contracts resulting from a hypothetical ten percent change in quoted foreign currency exchange rates would have been approximately $13.2 million and $12.5 million at December 31, 2013 and 2012, respectively. This potential change in fair value of our outstanding contracts would be offset by the change in fair value of the associated underlying operating exposures.
Interest Rate Risk—On February 28, 2013, we entered an interest rate swap to hedge against interest rate variability associated with $505.0 million of our $1.0 billion Term Loan. The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Loan at inception and through December 31, 2013. Accordingly, changes in the fair value of the interest rate swap are recognized in AOCI. The total net fair value of the contract was a gain of approximately $1.5 million at December 31, 2013. The potential change in fair value for our interest rate swap resulting from a hypothetical one percent change in the LIBOR rate would have been approximately $11.1 million at December 31, 2013.
Other—The carrying values of our accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. At December 31, 2013, the fair value of our Term Loan, based upon the current market rates for debt with similar credit risk and maturity, approximated its carrying value as interest is based upon LIBOR plus an applicable floating margin. Our Senior Notes are categorized within level 2 of the valuation hierarchy and had a total fair value of approximately $753.7 million at December 31, 2013, based upon the current market rates for debt with similar credit risk and maturities. At December 31, 2012, the fair value of our Senior Notes approximated their carrying value. See Note 11 within Item 8 for additional discussion of our financial instruments.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Our evaluation was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (“COSO”).
Based on our evaluation under the framework in Internal Control – Integrated Framework, our principal executive officer and principal financial officer concluded our internal control over financial reporting was effective as of December 31, 2013. The conclusion of our principal executive officer and principal financial officer is based upon the recognition that there are inherent limitations in all systems of internal control, including the possibility of human error and the circumvention or overriding of controls. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Philip K. Asherman	/s/ Ronald A. Ballschmiede
Philip K. Asherman	Ronald A. Ballschmiede
President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer
February 27, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Supervisory Board and Shareholders of
Chicago Bridge & Iron Company N.V.
We have audited Chicago Bridge & Iron Company N.V. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Chicago Bridge & Iron Company N.V. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Chicago Bridge & Iron Company N.V. and subsidiaries’ maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Chicago Bridge & Iron Company N.V. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 27, 2014, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Houston, Texas
February 27, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Supervisory Board and Shareholders of
Chicago Bridge & Iron Company N.V.
We have audited the accompanying consolidated balance sheets of Chicago Bridge & Iron Company N.V. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chicago Bridge & Iron Company N.V. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chicago Bridge & Iron Company N.V. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated February 27, 2014, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Houston, Texas
February 27, 2014

CHICAGO BRIDGE & IRON COMPANY N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
Revenue	$11,094,527	$5,485,206	$4,550,542
Cost of revenue	9,895,517	4,786,499	3,980,306
Gross profit	1,199,010	698,707	570,236
Selling and administrative expense	379,485	227,948	205,550
Intangibles amortization	61,111	22,613	26,302
Equity earnings	(23,474)	(17,931)	(16,887)
Other operating expense (income), net	1,643	(566)	74
Acquisition and integration related costs	95,737	11,000	—
Income from operations	684,508	455,643	355,197
Interest expense	(87,578)	(19,606)	(11,030)
Interest income	6,930	8,029	7,796
Income before taxes	603,860	444,066	351,963
Income tax expense	(91,270)	(127,003)	(96,765)
Net income	512,590	317,063	255,198
Less: Net income attributable to noncontrolling interests	(58,470)	(15,408)	(166)
Net income attributable to CB&I	$454,120	$301,655	$255,032
Net income attributable to CB&I per share:
Basic	$4.29	$3.12	$2.60
Diluted	$4.23	$3.07	$2.55
Cash dividends on shares:
Amount	$21,453	$19,394	$19,722
Per share	$0.20	$0.20	$0.20
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Net income	$512,590	$317,063	$255,198
Other comprehensive (loss) income, net of tax:
Change in cumulative translation adjustment (net of tax of ($12,601), ($3,322) and $2,929)	(24,854)	7,659	(18,802)
Change in unrealized fair value of cash flow hedges (net of tax of $112, ($442) and ($791))	1,475	1,093	1,335
Change in unrecognized prior service pension credits/costs (net of tax of $120, $140 and ($1,176))	(523)	(539)	2,517
Change in unrecognized actuarial pension gains/losses (net of tax of $5,235, $13,377 and $2,603)	4,884	(45,311)	(24,319)
Comprehensive income	493,572	279,965	215,929
Less: Net income attributable to noncontrolling interests (net of tax of ($2,266), $400 and ($466))	(58,470)	(15,408)	(166)
Less: Change in cumulative translation adjustment attributable to noncontrolling interests (net of tax of $0, $0 and $0)	117	(2,782)	(891)
Comprehensive income attributable to CB&I	$435,219	$261,775	$214,872
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(In thousands)
Assets
Cash and cash equivalents ($153,485 and $142,285 related to variable interest entities ("VIEs"))	$420,502	$643,395
Restricted cash (related to the Shaw Acquisition - Note 10)	—	800,000
Accounts receivable, net ($151,241 and $63,649 related to VIEs)	1,385,448	752,985
Inventory (Note 5)	302,987	32,319
Costs and estimated earnings in excess of billings ($59,092 and $38,967 related to VIEs)	566,718	303,540
Deferred income taxes (Note 16)	555,589	88,681
Other current assets ($31,487 and $5,123 related to VIEs)	158,321	100,635
Total current assets	3,389,565	2,721,555
Equity investments (Note 7)	101,754	97,267
Property and equipment, net ($24,655 and $0 related to VIEs) (Note 8)	788,797	285,871
Deferred income taxes (Note 16)	110,142	73,201
Goodwill (Note 6)	4,226,468	926,711
Other intangibles, net (Note 6)	627,723	166,308
Other non-current assets	145,144	58,762
Total assets	$9,389,593	$4,329,675
Liabilities
Revolving facility debt (Note 10)	$115,000	$—
Current maturities of long-term debt (Note 10)	100,000	—
Accounts payable ($200,721 and $87,301 related to VIEs)	1,157,478	654,504
Accrued liabilities (Note 8)	699,506	354,700
Billings in excess of costs and estimated earnings ($29,670 and $39,105 related to VIEs)	2,720,251	758,938
Deferred income taxes (Note 16)	5,389	4,380
Total current liabilities	4,797,624	1,772,522
Long-term debt (Note 10)	1,625,000	800,000
Other non-current liabilities (Note 8)	387,555	272,443
Deferred income taxes (Note 16)	71,976	88,400
Total liabilities	6,882,155	2,933,365
Commitments and contingencies (Note 13)	—	—
Shareholders’ Equity
Common stock, Euro .01 par value; shares authorized: 250,000; shares issued: 107,857 and 101,523; shares outstanding: 107,478 and 96,835	1,275	1,190
Additional paid-in capital	753,742	363,417
Retained earnings	1,733,409	1,300,742
Stock held in trust (Note 14)	—	(3,031)
Treasury stock, at cost: 379 and 4,688 shares	(23,914)	(193,533)
Accumulated other comprehensive loss (Note 14)	(119,933)	(101,032)
Total CB&I shareholders’ equity	2,344,579	1,367,753
Noncontrolling interests	162,859	28,557
Total shareholders’ equity	2,507,438	1,396,310
Total liabilities and shareholders’ equity	$9,389,593	$4,329,675
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Cash Flows from Operating Activities
Net income	$512,590	$317,063	$255,198
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	180,026	66,421	70,184
Deferred taxes	48,553	63,402	29,839
Stock-based compensation expense	63,315	41,000	35,298
Equity earnings	(23,474)	(17,931)	(16,887)
(Gain) loss on property and equipment transactions	(2,531)	(566)	7,512
Unrealized (gain) loss on foreign currency hedge ineffectiveness	(1,317)	3,838	(7)
Excess tax benefits from stock-based compensation	(12,404)	(18,467)	(15,388)
Changes in operating assets and liabilities:
Increase in receivables, net	(154,143)	(258,132)	(130,192)
Change in contracts in progress, net	(619,336)	(222,133)	16,419
Decrease (increase) in inventory	1,504	2,339	(8,149)
(Decrease) increase in accounts payable	(43,491)	135,755	159,524
Decrease (increase) in other current and non-current assets	65,500	19,365	(42,106)
(Decrease) increase in accrued and other non-current liabilities	(146,214)	59,118	38,093
Decrease in equity investments	33,984	20,286	9,605
Change in other, net	(15,398)	(8,854)	4,212
Net cash (used in) provided by operating activities	(112,836)	202,504	413,155
Cash Flows from Investing Activities
Shaw Acquisition, net of unrestricted cash acquired of $1,137,927	(1,713,333)	—	—
Other acquisitions	(60,825)	—	—
Capital expenditures	(90,492)	(72,279)	(40,945)
Proceeds from sale of property and equipment	11,180	5,494	8,192
Change in other, net	28,161	—	—
Net cash used in investing activities	(1,825,309)	(66,785)	(32,753)
Cash Flows from Financing Activities
Revolving facility borrowings, net	115,000	—	—
Term loan borrowings	1,000,000	—	—
Senior note borrowings	—	800,000	—
Cash deposited into restricted cash	—	(800,000)	—
Cash withdrawn from restricted cash and cash equivalents (Senior Notes)	800,000	—	—
Cash withdrawn from restricted cash and cash equivalents (Westinghouse-related debt)	1,309,022	—	—
Repayment of Westinghouse-related debt	(1,353,694)	—	—
Repayments on term loan	(75,000)	(40,000)	(40,000)
Decrease in notes payable	—	—	(334)
Excess tax benefits from stock-based compensation	12,404	18,467	15,388
Purchase of treasury stock	(36,352)	(123,255)	(135,598)
Issuance of stock	34,940	11,325	12,215
Dividends paid	(21,453)	(19,394)	(19,722)
Distributions to noncontrolling interests	(19,527)	(8,329)	(10,744)
Revolving facility and deferred financing costs	(32,528)	(12,925)	—
Net cash provided by (used in) financing activities	1,732,812	(174,111)	(178,795)
Effect of exchange rate changes on cash and cash equivalents	(17,560)	9,976	(11,534)
(Decrease) increase in cash and cash equivalents	(222,893)	(28,416)	190,073
Cash and cash equivalents, beginning of the year	643,395	671,811	481,738
Cash and cash equivalents, end of the year	$420,502	$643,395	$671,811
Supplemental Cash Flow Disclosures
Cash paid for interest	$91,607	$6,866	$9,739
Cash (received) paid for income taxes, net	$(46,236)	$66,385	$44,868
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Retained	Stock Held in Trust		Treasury Stock		(Note 14) Accumulated Other Comprehensive	Non - controlling	Total Shareholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Shares	Amount	(Loss) Income	Interests	Equity
(In thousands, except per share data)
Balance at December 31, 2010	99,343	$1,190	$352,420	$783,171	1,379	$(20,161)	2,180	$(40,166)	$(20,992)	$28,383	$1,083,845
Net income	—	—	—	255,032	—	—	—	—	—	166	255,198
Change in cumulative translation adjustment, net	—	—	—	—	—	—	—	—	(19,693)	891	(18,802)
Change in unrealized fair value of cash flow hedges, net	—	—	—	—	—	—	—	—	1,335	—	1,335
Change in unrecognized prior service pension credits/costs, net	—	—	—	—	—	—	—	—	2,517	—	2,517
Change in unrecognized actuarial pension gains/losses, net	—	—	—	—	—	—	—	—	(24,319)	—	(24,319)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(10,744)	(10,744)
Dividends paid ($0.20 per share)	—	—	—	(19,722)	—	—	—	—	—	—	(19,722)
Stock-based compensation expense	—	—	35,298	—	—	—	—	—	—	—	35,298
Release of trust shares	(114)	—	(2,429)	—	(627)	10,373	114	(4,649)	—	—	3,295
Purchase of treasury stock	(3,685)	—	—	—	—	—	3,685	(135,598)	—	—	(135,598)
Issuance of stock	2,052	—	(13,620)	—	—	—	(2,052)	37,747	—	—	24,127
Balance at December 31, 2011	97,596	1,190	371,669	1,018,481	752	(9,788)	3,927	(142,666)	(61,152)	18,696	1,196,430
Net income	—	—	—	301,655	—	—	—	—	—	15,408	317,063
Change in cumulative translation adjustment, net	—	—	—	—	—	—	—	—	4,877	2,782	7,659
Change in unrealized fair value of cash flow hedges, net	—	—	—	—	—	—	—	—	1,093	—	1,093
Change in unrecognized prior service pension credits/costs, net	—	—	—	—	—	—	—	—	(539)	—	(539)
Change in unrecognized actuarial pension gains/losses, net	—	—	—	—	—	—	—	—	(45,311)	—	(45,311)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(8,329)	(8,329)
Dividends paid ($0.20 per share)	—	—	—	(19,394)	—	—	—	—	—	—	(19,394)
Stock-based compensation expense	—	—	41,000	—	—	—	—	—	—	—	41,000
Release of trust shares	—	—	(1,722)	—	(436)	6,757	—	—	—	—	5,035
Purchase of treasury stock	(2,779)	—	—	—	—	—	2,779	(123,255)	—	—	(123,255)
Issuance of stock	2,018	—	(47,530)	—	—	—	(2,018)	72,388	—	—	24,858
Balance at December 31, 2012	96,835	1,190	363,417	1,300,742	316	(3,031)	4,688	(193,533)	(101,032)	28,557	1,396,310
Net income	—	—	—	454,120	—	—	—	—	—	58,470	512,590
Change in cumulative translation adjustment, net	—	—	—	—	—	—	—	—	(24,737)	(117)	(24,854)
Change in unrealized fair value of cash flow hedges, net	—	—	—	—	—	—	—	—	1,475	—	1,475
Change in unrecognized prior service pension credits/costs, net	—	—	—	—	—	—	—	—	(523)	—	(523)
Change in unrecognized actuarial pension gains/losses, net	—	—	—	—	—	—	—	—	4,884	—	4,884
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(19,527)	(19,527)
Dividends paid ($0.20 per share)	—	—	—	(21,453)	—	—	—	—	—	—	(21,453)
Stock-based compensation expense	—	—	63,315	—	—	—	—	—	—	—	63,315
The Shaw Acquisition	8,893	85	388,600	—	—	—	(2,559)	100,125	—	95,476	584,286
Issuance of treasury stock to trust	98	—	896	—	98	(5,245)	(98)	4,349	—	—	—
Release of trust shares	(15)	—	(3,355)	—	(414)	8,276	15	(856)	—	—	4,065
Purchase of treasury stock	(613)	—	—	—	—	—	613	(36,352)	—	—	(36,352)
Issuance of stock	2,280	—	(59,131)	—	—	—	(2,280)	102,353	—	—	43,222
Balance at December 31, 2013	107,478	$1,275	$753,742	$1,733,409	—	$—	379	$(23,914)	$(119,933)	$162,859	$2,507,438
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ and share values in thousands, except per share data)
1. ORGANIZATION AND NATURE OF OPERATIONS
Organization and Nature of Operations—Founded in 1889, Chicago Bridge & Iron Company N.V. (“CB&I” or the "Company”) provides a wide range of services, including conceptual design, technology, engineering, procurement, fabrication, modularization, construction, commissioning, maintenance, program management and environmental services to customers in the energy infrastructure market throughout the world, and is a provider of diversified government services. Our business is aligned into four principal operating groups: (1) Engineering, Construction and Maintenance, (2) Fabrication Services, (3) Technology, and (4) Government Solutions. Natural gas, petroleum, power and petrochemical projects for the worldwide energy and natural resource industries accounted for a majority of our revenue in 2013, 2012 and 2011. See Note 18 for a description of our operating groups and related financial information.
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting and Consolidation—These Consolidated Financial Statements (“Financial Statements”) are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include all wholly-owned subsidiaries and those entities which we are required to consolidate, including those acquired as part of our acquisition of The Shaw Group, Inc. (“Shaw”) (the “Shaw Acquisition” or “the Acquisition”), as further described in Note 4. See the “Partnering Arrangements” section of this footnote for further discussion of our consolidation policy for those entities that are not wholly-owned. Significant intercompany balances and transactions are eliminated in consolidation. Inventory balances at December 31, 2012 have been reclassified from other current assets to conform to our December 31, 2013 presentation.
Use of Estimates—The preparation of our Financial Statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We believe the most significant estimates and judgments are associated with revenue recognition for our contracts, including the recognition of incentive fees and unapproved change orders and claims; determination of fair value with respect to acquired tangible and intangible net assets; recoverability assessments that must be periodically performed with respect to long-lived tangible assets, goodwill and other intangible assets; valuation of deferred tax assets and financial instruments; the determination of liabilities related to self-insurance programs and income taxes; and consolidation determinations with respect to our partnering arrangements. If the underlying estimates and assumptions upon which our Financial Statements are based change in the future, actual amounts may differ from those included in the accompanying Financial Statements.
Revenue Recognition—Our revenue is primarily derived from long-term contracts and is generally recognized using the percentage of completion (“POC”) method, primarily based on the percentage that actual costs-to-date bear to total estimated costs to complete each contract. We follow the guidance of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Revenue Recognition Topic 605-35 for accounting policies relating to our use of the POC method, estimating costs, and revenue recognition, including the recognition of incentive fees, unapproved change orders and claims, and combining and segmenting contracts. We primarily utilize the cost-to-cost approach to estimate POC as we believe this method is less subjective than relying on assessments of physical progress. Under the cost-to-cost approach, the use of estimated costs to complete each contract is a significant variable in the process of determining recognized revenue and is a significant factor in the accounting for contracts. Significant estimates that impact the cost to complete each contract are costs of engineering, materials, components, equipment, labor and subcontracts; labor productivity; schedule durations, including subcontract and supplier progress; liquidated damages; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts in progress. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates. Our backlog generally consists of several hundred contracts, and although our results are impacted by changes in estimated project margins, in 2013 and for the past several years, such aggregate variations have not resulted in a material net impact to our income from operations. Individual projects with significant changes in estimated margins resulted in a net reduction to income from operations of approximately $15,000 and $25,000 for 2013 and 2012, respectively.
Our long-term contracts are awarded on a competitive bid and negotiated basis and the timing of revenue recognition may be impacted by the terms of such contracts. We use a range of contracting options, including cost-reimbursable, fixed-price and hybrid, which has both cost-reimbursable and fixed-price characteristics. Fixed-price contracts, and hybrid contracts with a

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

more significant fixed-price component, tend to provide us with greater control over project schedule and the timing of when work is performed and costs are incurred, and accordingly, when revenue is recognized. Cost-reimbursable contracts, and hybrid contracts with a more significant cost-reimbursable component, generally provide our customers with greater influence over the timing of when we perform our work, and accordingly, such contracts often result in less predictability with respect to the timing of revenue recognition. Contract revenue for our long-term contracts recognized under the POC method reflects the original contract price adjusted for approved change orders and estimated recoveries for incentive fees, unapproved change orders and claims. We recognize revenue associated with incentive fees when the value can be reliably estimated and recovery is probable. We recognize revenue associated with unapproved change orders and claims to the extent the related costs have been incurred, the value can be reliably estimated and recovery is probable. Our recorded incentive fees, unapproved change orders and claims reflect our best estimate of recovery amounts; however, the ultimate resolution and amounts received could differ from these estimates. See Note 17 for additional discussion of our recorded unapproved change orders, claims, incentives and other contract recoveries.
With respect to our engineering, procurement, and construction ("EPC") services, our contracts are not segmented between types of services, such as engineering and construction, if each of the EPC components is negotiated concurrently or if the pricing of any such services is subject to the ultimate negotiation and agreement of the entire EPC contract. However, we segment an EPC contract if it includes technology or fabrication services and the technology or fabrication scope is independently negotiated and priced. In addition, an EPC contract including technology or fabrication services may be segmented if we satisfy the segmenting criteria in ASC 605-35. Revenue recorded in these situations is based on our prices and terms for similar services to third party customers. Segmenting a contract may result in different interim rates of profitability for each scope of service than if we had recognized revenue without segmenting. In some instances, we may combine contracts that are entered into in multiple phases, but are interdependent and include pricing considerations by us and the customer that are impacted by all phases of the project. Otherwise, if each phase is independent of the other and pricing considerations do not give effect to another phase, the contracts will not be combined.
Cost of revenue for our long-term contracts includes direct contract costs, such as materials and labor, and indirect costs that are attributable to contract activity. The timing of when we bill our customers is generally dependent upon advance billing terms, completion of certain phases of the work, or when services are provided. Cumulative costs and estimated earnings recognized to-date in excess of cumulative billings is reported on the Consolidated Balance Sheet (“Balance Sheet”) as costs and estimated earnings in excess of billings. Cumulative billings in excess of cumulative costs and estimated earnings recognized to-date is reported on the Balance Sheet as billings in excess of costs and estimated earnings. At December 31, 2013 and 2012, we had billings to customers on our long-term contracts of $16,113,591 and $8,108,320, respectively, netted within costs and estimated earnings in excess of billings and billings to customers of $25,436,810 and $10,797,749, respectively, netted within billings in excess of costs and estimated earnings. Any uncollected billed revenue, including contract retentions, is reported as accounts receivable. At December 31, 2013 and 2012, accounts receivable included contract retentions of approximately $68,600 and $37,200, respectively. Contract retentions due beyond one year were not significant at December 31, 2013 or 2012.
Revenue for our service contracts that do not satisfy the criteria for revenue recognition under the POC method is recorded at the time services are performed. Revenue associated with incentive fees for these contracts is recognized when earned. Unbilled receivables for our service contracts are recorded within accounts receivable and were $79,979 and $5,721 at December 31, 2013 and 2012, respectively.
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
Our billed and unbilled revenue may be exposed to potential credit risk if our customers should encounter financial difficulties, and we maintain reserves for specifically-identified potential uncollectible receivables. At December 31, 2013 and 2012, allowances for doubtful accounts were approximately $1,000 and $1,300, respectively.
Precontract Costs—Precontract costs are generally charged to cost of revenue as incurred, but, in certain cases their recognition may be deferred if specific probability criteria are met. We had no significant deferred precontract costs at December 31, 2013 or 2012.
Research and Development—Expenditures for research and development activities are charged to cost of revenue as incurred and were $27,071 in 2013, $27,606 in 2012 and $27,548 in 2011.
Other Operating Expense (Income), Net—Other operating expense (income), net, generally represents losses (gains) associated with the sale or disposition of property and equipment.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition and Integration Related Costs—Our acquisition and integration related costs for 2013 totaled $95,737, while acquisition-related costs for 2012 totaled $11,000. Acquisition-related costs primarily included transaction costs, professional fees, and change-in-control and severance-related costs. Integration-related costs primarily related to facility consolidations and the associated accelerated lease costs for vacated facilities and personnel relocation costs.
Depreciation Expense—Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, including buildings and improvements (10 to 40 years) and plant and field equipment (1 to 15 years). Renewals and betterments that substantially extend the useful life of an asset are capitalized and depreciated. Leasehold improvements are depreciated over the lesser of the useful life of the asset or the applicable lease term. Depreciation expense is primarily included within cost of revenue and was $118,915 in 2013 (including $75,059 associated with property and equipment acquired in the Shaw Acquisition), $43,808 in 2012 and $43,882 in 2011. See Note 8 for disclosure of the components of property and equipment.
Impairment of Long-Lived Assets—Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually at our reporting unit level, absent any indicators of impairment. Our Engineering, Construction and Maintenance operating group includes three reporting units, our Fabrication Services operating group includes two reporting units, and our Technology and Government Solutions operating groups each represent a reporting unit. We perform our annual impairment assessment during the fourth quarter of each year based upon balances as of the beginning of that year’s fourth quarter. As part of our annual impairment assessment, in the fourth quarter of 2013, we performed a quantitative assessment of goodwill for each of our reporting units. We utilized an income approach (discounted cash flow method) to value our reporting units and test for impairment as we believe this is the most direct approach to incorporate the specific economic attributes and risk profiles of our reporting units into our valuation model. This is consistent with the methodology used for our annual impairment assessment in previous years. We generally do not utilize a market approach given the difficulty in identifying relevant market transactions and the volatility of markets from which transactions are derived. Based upon this quantitative assessment, no impairment charge was necessary during 2013, as the fair value of each of the reporting units acquired in 2013 exceeded their respective net book value and the fair value of all other reporting units significantly exceeded their respective net book values. If, based on future assessments, our goodwill is deemed to be impaired, the impairment would result in a charge to earnings in the year of impairment.
We amortize our finite-lived intangible assets on a straight-line basis with lives ranging from 2 to 20 years, absent any indicators of impairment. We review tangible assets and finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, the estimated future cash flow associated with the asset or asset group will be compared to the asset's carrying amount to determine if impairment exists. We noted no indicators of impairment in 2013 or 2012. See Note 6 for further discussion regarding goodwill and other intangible assets.
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
Foreign Currency—The nature of our business activities involves the management of various financial and market risks, including those related to changes in foreign currency exchange rates. The effects of translating financial statements of foreign operations into our reporting currency are recognized as a cumulative translation adjustment in Accumulated Other Comprehensive Income (loss) (“AOCI”) which is net of tax, where applicable. Foreign currency exchange gains (losses) are included within cost of revenue and were immaterial in 2013, 2012 and 2011.
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

•
Interest Rate Derivatives—On February 28, 2013, we entered into a swap arrangement to hedge against interest rate variability associated with $505,000 of our $1,000,000 unsecured term loan (the “Term Loan”). The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Loan at inception and through December 31, 2013. Accordingly, changes in the fair value of the swap arrangement are included in AOCI until the associated underlying exposure impacts our earnings.

For those contracts designated as cash flow hedges, we document all relationships between the derivative instruments and associated hedged items, as well as our risk-management objectives and strategy for undertaking hedge transactions. This process includes linking all derivatives to specific firm commitments or highly-probable forecasted transactions. We continually assess, at inception and on an on-going basis, the effectiveness of derivative instruments in offsetting changes in the cash flow of the designated hedged items. Hedge accounting designation is discontinued when (1) it is determined that the derivative is no longer highly effective in offsetting changes in the cash flow of the hedged item, including firm commitments or forecasted transactions, (2) the derivative is sold, terminated, exercised, or expires, (3) it is no longer probable that the forecasted transaction will occur, or (4) we determine that designating the derivative as a hedging instrument is no longer appropriate. See Note 11 for additional discussion of our financial instruments.
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
We provide income tax and associated interest reserves, where applicable, in situations where we have and have not received tax assessments. Tax and associated interest reserves are provided in those instances where we consider it more likely than not that additional tax will be due in excess of amounts reflected in income tax returns filed worldwide. We continually review our exposure to additional income tax obligations and, as further information is known or events occur, changes in our tax and interest reserves may be recorded within income tax expense and interest expense, respectively. See Note 16 for additional discussion of our income taxes.
Partnering Arrangements—In the ordinary course of business, we execute specific projects and conduct certain operations through joint venture, consortium and other collaborative arrangements (collectively referred to as "venture(s)"). We have various ownership interests in these ventures, with such ownership typically being proportionate to our decision-making and distribution rights. The ventures generally contract directly with the third party customer; however, services may be performed directly by the ventures, or may be performed by us or our partners, or a combination thereof.
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
Each venture is assessed at inception and on an ongoing basis as to whether it qualifies as a VIE under the consolidations guidance in ASC 810. A venture generally qualifies as a VIE when it (1) meets the definition of a legal entity, (2) absorbs the operational risk of the projects being executed, creating a variable interest, and (3) lacks sufficient capital investment from the partners, potentially resulting in the venture requiring additional subordinated financial support, if necessary, to finance its future activities.
If at any time a venture qualifies as a VIE, we perform a qualitative assessment to determine whether we are the primary beneficiary of the VIE and therefore, need to consolidate the VIE. We are the primary beneficiary if we have (1) the power to direct the economically significant activities of the VIE and (2) the right to receive benefits from, and obligation to absorb losses of, the VIE. If the venture is a VIE and we are the primary beneficiary, or we otherwise have the ability to control the venture, we consolidate the venture. If we are not determined to be the primary beneficiary of the VIE, or only have the ability to significantly influence, rather than control the venture, we do not consolidate the venture. We account for unconsolidated ventures using the equity method or proportionate consolidation. At December 31, 2013 and 2012, we had no material proportionately consolidated ventures. See Note 7 for additional discussion of our material partnering arrangements.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Standards—In January 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-01, which requires companies to disclose additional information about derivative instruments that are subject to master netting arrangements (“MNAs”). See Note 11 for our applicable disclosures.
In February 2013, the FASB issued ASU 2013-02, which requires companies to disclose additional information about AOCI, including changes in AOCI balances by component and significant items reclassified from AOCI into earnings. See Note 14 for our applicable disclosures.
3. EARNINGS PER SHARE
A reconciliation of weighted average basic shares outstanding to weighted average diluted shares outstanding and the computation of basic and diluted EPS are as follows:

	Years Ended December 31,
	2013	2012	2011
Net income attributable to CB&I	$454,120	$301,655	$255,032
Weighted average shares outstanding—basic (1)	105,935	96,633	98,022
Effect of restricted shares/performance shares/stock options (2)	1,447	1,528	2,115
Effect of directors’ deferred-fee shares	70	70	68
Weighted average shares outstanding—diluted	107,452	98,231	100,205
Net income attributable to CB&I per share:
Basic	$4.29	$3.12	$2.60
Diluted	$4.23	$3.07	$2.55

(1) 2013 includes the impact of 8,893 shares issued in connection with the Shaw Acquisition.
(2) Antidilutive stock options excluded from diluted EPS were not material for 2013, 2012 or 2011.
4. ACQUISITIONS
Shaw Acquisition
General—On July 30, 2012, we entered into a definitive agreement (the “Acquisition Agreement”) to acquire Shaw, whose operations include engineering, procurement, construction, maintenance, fabrication, modularization, consulting, remediation, and program management services for electric utilities, independent and merchant power producers, government agencies, multinational and national oil companies, and industrial companies. On February 13, 2013 (the “Acquisition Closing Date”), we completed the Shaw Acquisition for a gross purchase price of $3,340,070, comprised of $2,851,260 in cash consideration and $488,810 in equity consideration. The cash consideration was funded using $1,051,260 from existing cash balances of CB&I and Shaw on the Acquisition Closing Date, and the remainder was funded using debt financing, as further described in Note 10. Shaw’s unrestricted cash balance on the Acquisition Closing Date totaled $1,137,927, and accordingly, the cash portion of our purchase price, net of cash acquired, was $1,713,333 and our total purchase price, net of cash acquired, was $2,202,143.
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
From the Acquisition Closing Date through December 31, 2013, revenue and income from operations associated with the Shaw Acquisition (excluding acquisition and integration related costs and including intangibles amortization) totaled approximately $4,010,100 and $173,500, respectively. Additionally, as a result of the Shaw Acquisition, during 2013, we incurred approximately $78,200 of financing related costs and $95,700 of acquisition and integration related costs. Financing-

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related costs were recognized in interest expense on our Consolidated Statement of Operations and included approximately $8,500 of interest and fees incurred prior to the Acquisition Closing Date, and approximately $2,000 of interest related to one-time commitments satisfied during the first quarter of 2013 (see Note 10 for further discussion). Acquisition-related costs primarily included transaction costs, professional fees, and change-in-control and severance-related costs. Integration-related costs primarily related to facility consolidations and the associated accelerated lease costs for vacated facilities and personnel relocation costs.
Purchase Price Allocation—The aggregate purchase price noted above has been allocated to the major categories of assets and liabilities acquired based upon their estimated fair values at the Acquisition Closing Date, which were based, in part, upon outside appraisals for certain assets, including specifically-identified intangible assets and property and equipment. The excess of the purchase price over the estimated fair value of the net tangible and identifiable intangible assets acquired, totaling $3,296,530, was recorded as goodwill.
The following table summarizes our final purchase price allocation at the Acquisition Closing Date:

Net tangible assets:
Unrestricted cash	$1,137,927
Inventory	272,172
Other current assets	615,804
Property and equipment	536,888
Other non-current assets	68,881
Deferred income taxes, net (1)	543,479
Westinghouse obligations, net (2)	(44,793)
Contracts in progress, net (3)	(2,317,471)
Accounts payable	(546,465)
Other current liabilities	(466,129)
Other non-current liabilities	(216,953)
Total net tangible assets	(416,660)
Intangible assets: (4)
Backlog and customer relationships	375,200
Tradenames	73,800
Other	11,200
Total intangible assets	460,200
Goodwill (5)	3,296,530
Total purchase price	3,340,070
Unrestricted cash acquired	(1,137,927)
Total purchase price, net of unrestricted cash acquired	$2,202,143

(1)
Deferred Income Taxes—Deferred income taxes represent deferred taxes recorded in connection with our purchase price allocation and include $736,490 of deferred tax assets and $193,011 of deferred tax liabilities.

(2)
Westinghouse Obligations—Westinghouse obligations represent the net obligation we acquired associated with Shaw’s investment in Westinghouse and includes $1,380,086 of bond obligations less $1,335,293 of acquired restricted cash that was used to settle a portion of the bond obligation. See Note 10 for further discussion.

(3)
Contracts in Progress—Included in contracts in progress is a margin fair value adjustment of approximately $745,500 associated with acquired long-term contracts that were less than fair value at the Acquisition Closing Date. This margin fair value adjustment will be included in revenue on a POC basis as the applicable projects progress over approximately five to six years.

(4)
Intangible Assets—Acquired intangible assets totaled $460,200 and primarily consist of backlog, customer relationships and tradenames and are amortized on a straight-line basis. Backlog and customer relationships represent the fair value of existing contracts and the underlying customer relationships and have lives ranging from 2 to 20 years (weighted average lives of approximately 16 years). The fair value of acquired tradenames have lives ranging from 6 to 10 years (weighted average lives of approximately 9 years), while our other intangible assets, primarily consisting of the fair

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of technologies, have a life of 15 years. Our total acquired intangible assets have weighted average lives of approximately 15 years. During 2013, amortization for these intangible assets totaled approximately $42,000.

(5)
Goodwill—Goodwill represents the excess of the purchase price over the fair value of the underlying acquired net tangible and intangible assets. The factors contributing to our goodwill balance include the acquired established workforce and estimated future cost savings and revenue synergies associated with our combined operations. Of the $3,296,530 of total goodwill recorded in conjunction with the Shaw Acquisition, approximately $44,200 is deductible for tax purposes and is associated with the remaining portion of goodwill previously deductible by Shaw. See Note 6 for an allocation of acquired goodwill to each operating group.

Significant changes in our purchase price allocation since our initial preliminary estimates reported in the first quarter 2013 were primarily related to $1,117,420 of fair value adjustments associated with our acquired contracts, $41,051 of increases in the fair value of property and equipment, $240,072 of associated net adjustments to deferred taxes, and $58,300 of increases in the fair value of intangible assets.
Supplemental Pro Forma Financial Information—The following pro forma condensed combined financial information (“the pro forma financial information”) gives effect to the acquisition of Shaw by CB&I, accounted for as a business combination using the purchase method of accounting. CB&I’s fiscal year ends on December 31, while Shaw’s ended on August 31, prior to the Acquisition. To give effect to the Shaw Acquisition for pro forma financial information purposes, Shaw’s historical results were brought to within one month of CB&I’s interim results for the twelve month period ended December 31, 2012, and included the twelve month period ended November 30, 2012. The pro forma financial information reflects the Shaw Acquisition and related events as if they occurred on January 1, 2012, and gives effect to pro forma events that are directly attributable to the Acquisition, factually supportable, and expected to have a continuing impact on the combined results of CB&I and Shaw following the Acquisition. The pro forma financial information includes adjustments to: (1) exclude transaction costs, professional fees, and change-in-control and severance-related costs that were included in CB&I's and Shaw’s historical results and are not expected to be recurring; (2) exclude the results of portions of the Shaw business that were not acquired by CB&I or are not expected to have a continuing impact; (3) include additional intangibles amortization and net interest expense associated with the Shaw Acquisition; and (4) include the pro forma results of Shaw from January 1, 2013 through the Acquisition Closing Date for the twelve month period ended December 31, 2013. Adjustments, net of tax, included in the pro forma net income below that were of a non-recurring nature totaled approximately $73,300 for 2013, reflecting the elimination of financing and acquisition and integration related costs. Non-recurring adjustments for the 2012 period below totaled approximately $84,300, reflecting the exclusion of net income generated from portions of the Shaw business that were not acquired, as well as the elimination of acquisition and integration related costs. This pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the pro forma events taken place on the dates indicated. Further, the pro forma financial information does not purport to project the future operating results of the combined company following the Acquisition.

	Year Ended December 31,
	2013	2012
Pro forma revenue	$11,583,997	$10,858,142
Pro forma net income attributable to CB&I	$529,942	$354,908
Pro forma net income attributable to CB&I per share:
Basic	$4.95	$3.36
Diluted	$4.88	$3.31
Other Acquisitions
On May 17, 2013, we acquired a coal gasification technology ("E-Gas") for cash consideration of approximately $60,800. The E-Gas acquisition primarily consisted of process technology intangible assets that have an estimated life of 15 years and are amortized on a straight-line basis. The impact of the acquisition was not material to our results and therefore, pro forma information has not been presented. We had no acquisitions in 2012 or 2011.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. INVENTORY
The components of inventory at December 31, 2013 and 2012 were as follows:

	December 31, 2013	December 31, 2012
Raw materials	$184,586	$11,870
Work in process	31,764	1,360
Finished goods	86,637	19,089
Total (1)	$302,987	$32,319

(1)	Our December 31, 2013 inventory balance includes $271,443 associated with the Shaw Acquisition.
6. GOODWILL AND OTHER INTANGIBLES
Goodwill—At December 31, 2013 and 2012, our goodwill balances were $4,226,468 and $926,711, respectively, attributable to the excess of the purchase price over the fair value of net assets acquired in connection with our acquisitions. The change in goodwill by reporting segment for 2013 and 2012 was as follows:

	Engineering, Construction and Maintenance	Fabrication Services	Technology	Government Solutions	Total
Balance at December 31, 2011	$444,425	$48,320	$433,648	$—	$926,393
Foreign currency translation	5,019	—	—	—	5,019
Amortization of tax goodwill in excess of book goodwill	(1,793)	(96)	(2,812)	—	(4,701)
Balance at December 31, 2012	$447,651	$48,224	$430,836	$—	$926,711
Shaw Acquisition (Note 4)	2,315,340	497,368	—	483,822	3,296,530
Foreign currency translation	9,859	—	—	—	9,859
Amortization of tax goodwill in excess of book goodwill	(4,135)	(318)	(2,179)	—	(6,632)
Balance at December 31, 2013	$2,768,715	$545,274	$428,657	$483,822	$4,226,468
As discussed in Note 2, as part of our annual impairment assessment, we performed a quantitative assessment of goodwill in the fourth quarter of 2013 by comparing an estimate of discounted future cash flows to the net book value of each applicable reporting unit. Based upon this quantitative assessment, no impairment charge was necessary during 2013 as the fair value of each of the reporting units acquired in 2013 exceeded their respective net book value and the fair value of all other reporting units significantly exceeded their respective net book values. There can be no assurance that future goodwill impairment tests will not result in charges to earnings.
Other Intangible Assets—The following table provides a summary of our acquired finite-lived intangible assets at December 31, 2013 and 2012, including weighted-average useful lives for each major intangible asset class and in total:

	December 31, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets (weighted average life)
Backlog and customer relationships (16 years)	$380,586	$(33,735)	$—	$—
Process technologies (15 years)	295,726	(90,282)	228,304	(71,391)
Tradenames (10 years)	86,042	(11,126)	10,417	(2,659)
Lease agreements (6 years)	7,718	(7,627)	7,409	(6,599)
Non-compete agreements (7 years)	3,012	(2,591)	2,929	(2,102)
Total (15 years) (1)	$773,084	$(145,361)	$249,059	$(82,751)

(1)
The increase in intangibles during 2013 primarily relates to approximately $460,200 of intangibles acquired in connection with the Shaw Acquisition and approximately $60,800 acquired in connection with our acquisition of E-Gas

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(both as further discussed in Note 4), partially offset by amortization expense. Amortization expense for our intangibles existing at December 31, 2013 is anticipated to be approximately $67,400, $62,100, $55,700, $46,600 and $45,000 for 2014, 2015, 2016, 2017 and 2018, respectively.
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
Unconsolidated Ventures—The following is a summary description of our material unconsolidated ventures which have been accounted for using the equity method:

•
Chevron-Lummus Global ("CLG")—We have a venture with Chevron (CB&I—50%, Chevron—50%), which provides licenses, basic engineering services and catalyst supply for deep conversion (e.g. hydrocracking), residual hydroprocessing and lubes processing. The venture is focused on converting/upgrading heavy/sour crude that is produced in the refinery process to more marketable products. As sufficient capital investments in CLG have been made by the venture partners, it does not qualify as a VIE. Additionally, we do not effectively control CLG and therefore do not consolidate the venture.

•
NET Power LLC (“NET Power”)—We have a commitment to invest cash and in-kind services in NET Power, a venture between CB&I and various other parties, formed for the purpose of developing a new fossil fuel-based power generation technology and building a demonstration unit that is intended to produce cost-effective power with little-to-no carbon dioxide emissions. Our commitment totals $50,400 and is contingent upon demonstration of various levels of feasibility of the NET Power technology and could result in up to a 50% interest in NET Power and provide for the exclusive right to engineer, procure and construct NET Power plants. At December 31, 2013, we had cumulatively invested cash and in-kind services of approximately $7,200, including $4,500 recognized prior to the Shaw Acquisition, and had an approximate 10% interest in NET Power. Cash and in-kind contributions subsequent to the Shaw Acquisition have been expensed within our equity earnings.

We have no other material unconsolidated ventures. Dividends received from equity method joint ventures were $33,984, $20,286 and $9,605 during 2013, 2012 and 2011, respectively.
Consolidated Joint Ventures—The following is a summary description of the material joint ventures we consolidate due to their designation as VIEs for which we are the primary beneficiary:

•
CBI/Kentz—We have a venture with Kentz (CB&I—65% and Kentz—35%) to perform the structural, mechanical, piping, electrical and instrumentation work on, and to provide commissioning support for, three Liquefied Natural Gas (“LNG”) trains, including associated utilities and a gas processing and compression plant, for the Gorgon LNG project, located on Barrow Island, Australia. Our CB&I/Kentz project value is approximately $4,500,000.

•
CBI/Clough—We have a venture with Clough (CB&I—65% and Clough—35%) to perform the EPC work for a gas conditioning plant, nearby wellheads, and associated piping and infrastructure for the Papua New Guinea LNG project, located in the Southern Highlands of Papua New Guinea. Our CB&I/Clough project value is approximately $2,000,000.

•
CB&I/AREVA—We have a venture with AREVA (CB&I—70%, AREVA—30%) to design, license and construct a mixed oxide fuel fabrication facility in Aiken, South Carolina, which will be used to convert weapons-grade plutonium into fuel for nuclear power plants for the U.S. Department of Energy. Our CB&I/AREVA project value is approximately $5,000,000.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents summarized balance sheet information for our consolidated VIEs:

	December 31, 2013	December 31, 2012
CBI/Kentz
Current assets	$156,974	$82,421
Current liabilities	$72,741	$39,276
CBI/Clough
Current assets	$122,179	$145,666
Current liabilities	$48,933	$79,523
CBI/AREVA
Current assets	$34,547	$—
Current liabilities	$98,478	$—
All Other (1)
Current assets	$83,370	$24,536
Non-current assets	$24,802	$—
Total assets	$108,172	$24,536
Current liabilities	$26,879	$28,339

(1)	Other ventures that we consolidate due to their designation as VIEs are not individually material and are therefore aggregated as "All Other".
The use of these ventures exposes us to a number of risks, including the risk that our partners may be unable or unwilling to provide their share of capital investment to fund the operations of the venture or to complete their obligations to us, the venture, or ultimately, our customer. This could result in unanticipated costs to complete the projects, liquidated damages or contract disputes, including claims against our partners.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. SUPPLEMENTAL BALANCE SHEET DETAIL
The components of property and equipment, accrued liabilities and other non-current liabilities at December 31, 2013 and 2012 were as follows:

	December 31,
	2013	2012
Components of Property and Equipment
Land and improvements	$90,884	$59,090
Buildings and improvements	360,720	167,593
Plant, field equipment and other	733,089	378,749
Total property and equipment	1,184,693	605,432
Accumulated depreciation	(395,896)	(319,561)
Property and equipment, net (1)	$788,797	$285,871
Components of Accrued Liabilities
Payroll-related obligations	$336,889	$168,404
Income taxes payable	91,049	29,714
Self-insurance, retention and other reserves	24,575	4,447
Pension obligations	3,284	3,251
Postretirement medical benefit obligations	3,139	2,864
Other (2)	240,570	146,020
Accrued liabilities (1)	$699,506	$354,700
Components of Other Non-Current Liabilities
Pension obligations	$119,236	$104,728
Postretirement medical benefit obligations	43,498	47,739
Self-insurance, retention and other reserves	51,848	17,605
Income tax reserves	14,281	5,169
Other (3)	158,692	97,202
Other non-current liabilities (1)	$387,555	$272,443

(1)
Our December 31, 2013 property and equipment, net, accrued liabilities and other non-current liabilities balances included $491,327, $227,576, and $65,146, respectively, associated with the Shaw Acquisition.

(2)
Represents various accruals that are each individually less than 5% of total current liabilities, including accruals for non-contract payables, operating lease obligations, country-specific employee benefits, derivatives, and medical and legal obligations.

(3)
Represents various accruals that are each individually less than 5% of total liabilities, including accruals for taxes, operating lease obligations, deferred rent, and country-specific employee benefits.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. FACILITY REALIGNMENT AND CHANGE-IN-CONTROL LIABILITIES
At December 31, 2013 and 2012, we had a facility realignment liability related to the recognition of future operating lease expense for vacated facility capacity where we remain contractually obligated to a lessor. The liability was recognized within accrued liabilities and other non-current liabilities, as applicable, based upon the anticipated timing of payment. Additionally, we had change-in-control obligations of approximately $37,000 assumed in connection with the Shaw Acquisition that were paid in the third quarter 2013. The following table summarizes the movements in the facility realignment and change-in-control liabilities during the twelve months ended December 31, 2013:

	Years Ended December 31,
	2013	2012
Beginning Balance	$12,752	$15,278
Charges (1)	6,804	2,581
Shaw Acquisition-related obligations	37,000	—
Cash payments	(44,472)	(5,119)
Foreign exchange and other	27	12
Ending Balance (2)	$12,111	$12,752

(1)
During 2013, charges of $6,804 were recognized within acquisition and integration related costs related to facility consolidations and the associated accelerated lease costs for vacated facilities in our Engineering, Construction and Maintenance and Technology operating groups. During 2012, charges of $2,581 were recognized within cost of revenue for facilities in our Fabrication Services operating group.

(2)	Future cash payments for our obligation at December 31, 2013, are anticipated to be approximately $3,800, $4,200, $900, $600 and $500 in 2014, 2015, 2016, 2017, and 2018, respectively.
10. DEBT
Our outstanding debt at December 31, 2013 and 2012 was as follows:

	December 31,
	2013	2012
Current
Revolving facility debt	$115,000	$—
Current maturities of term loan	100,000	—
Current debt	$215,000	$—
Long-Term
Term Loan: $1,000,000 term loan (interest at LIBOR plus an applicable floating margin)	925,000	—
Senior Notes: $800,000 senior notes, series A-D (fixed interest ranging from 4.15% to 5.30%)	800,000	800,000
Less: current maturities of term loan	(100,000)	—
Long-term debt	$1,625,000	$800,000
Revolving Facilities—Effective October 28, 2013, we replaced our four-year, $1,100,000 committed and unsecured revolving credit facility (the "Revolving Facility") that was set to expire in July 2014, with a five-year, $1,350,000, committed and unsecured revolving facility (the "New Revolving Facility") with BofA, as administrative agent, and BNP Paribas Securities Corp., BBVA Compass, Credit Agricole Corporate and Investment Bank ("Credit Agricole") and The Royal Bank of Scotland plc, each as syndication agents, which expires in October 2018. The New Revolving Facility has a borrowing sublimit of $675,000 (with financial letters of credit not to exceed $270,000) and certain financial covenants, including a maximum leverage ratio of 3.00, a minimum fixed charge coverage ratio of 1.75, and a minimum net worth level calculated as $1,717,648 at December 31, 2013. The New Revolving Facility also includes customary restrictions regarding subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, and mergers and acquisitions, and includes a trailing twelve-month limitation of $250,000 for dividend payments and share repurchases if our leverage ratio exceeds 1.50 (unlimited if our leverage ratio is equal to or below 1.50), among other restrictions. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The interest, letter of credit fee, and commitment fee percentages are based upon our quarterly leverage ratio. In the event that we borrow funds under the facility, interest is assessed at either prime plus an applicable floating margin (0.5% at December 31, 2013), or LIBOR plus an applicable floating margin (1.5% at December 31, 2013). At December 31, 2013, we had no outstanding borrowings under the facility, but had $230,388 of outstanding letters of credit, providing $1,119,612 of available capacity. Such letters of credit are generally issued to customers in the ordinary course of business to support advance payments and performance guarantees, in lieu of retention on our contracts, or in certain cases, are issued in support of our insurance program.
We also have a five-year, $650,000, committed and unsecured revolving credit facility (the “Second Revolving Facility”) with BofA, as administrative agent, and Credit Agricole, as syndication agent, which expires in February 2018. The Second Revolving Facility supplements our New Revolving Facility, has a $487,500 borrowing sublimit, and was amended effective October 28, 2013 to include financial and restrictive covenants similar to those noted above for the New Revolving Facility. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. The interest, letter of credit fee, and commitment fee percentages are based upon our quarterly leverage ratio. In the event we borrow funds under the facility, interest is assessed at either prime plus an applicable floating margin (0.5% at December 31, 2013) or LIBOR plus an applicable floating margin (1.5% at December 31, 2013). At December 31, 2013, we had $115,000 of outstanding borrowings and $76,533 outstanding letters of credit under the facility, providing $458,467 of available capacity.
During 2013, our maximum outstanding borrowings under our revolving credit facilities were $516,529 and the weighted average interest rate on outstanding borrowings was 3.1%.
Term Loans—At December 31, 2013, we had $925,000 remaining on our four-year, $1,000,000 unsecured Term Loan with BofA as administrative agent, which was used to fund a portion of the Shaw Acquisition on the Acquisition Closing Date. Interest and principal under the Term Loan is payable quarterly in arrears and bears interest at LIBOR plus an applicable floating margin (1.5% at December 31, 2013). However, on February 28, 2013, we entered into an interest rate swap to hedge against $505,000 of the $1,000,000 Term Loan, which resulted in a weighted average interest rate of approximately 2.12% at December 31, 2013, inclusive of the applicable floating margin. Future annual maturities for the Term Loan are $100,000, $100,000, $150,000 and $575,000 in 2014, 2015, 2016 and 2017, respectively. The Term Loan was amended effective October 28, 2013 to include financial and restrictive covenants similar to those noted above for the New Revolving Facility.
Senior Notes—We have a series of senior notes totaling $800,000 in the aggregate (“Senior Notes”), with Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Credit Agricole, as administrative agents, which were used to fund a portion of the Shaw Acquisition. The Senior Notes were funded into an escrow account on December 28, 2012, and were restricted from use until the Acquisition Closing Date. Accordingly, the escrowed funds were recorded as restricted cash, and the Senior Notes were recorded as long-term debt, on our December 31, 2012 Balance Sheet. The Senior Notes have financial and restrictive covenants similar to those noted above for the New Revolving Facility. The Senior Notes include Series A through D, which contain the following terms:

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
Uncommitted Facilities—We also have various short-term, uncommitted revolving credit facilities across several geographic regions of approximately $1,980,749. These facilities are generally used to provide letters of credit or bank guarantees to customers in the ordinary course of business to support advance payments and performance guarantees, in lieu of retention on our contracts. At December 31, 2013, we had $753,470 of outstanding letters of credit under these facilities, providing $1,227,279 of available capacity.
In addition to providing letters of credit or bank guarantees, we also issue surety bonds in the ordinary course of business to support our contract performance. At December 31, 2013, we had $667,457 of outstanding surety bonds.
Westinghouse Bonds—In 2006, Shaw purchased a 20% equity interest in Westinghouse Electric Company (“WEC”), the majority-owner of which is Toshiba Corporation (“Toshiba”). Shaw’s total cost of the equity investment was approximately$1,100,000, which was financed through the Japanese private placement market by issuing 128,980,000 Japanese Yen (“JPY”) (equivalent to approximately $1,100,000 at the time of issuance) limited recourse bonds (the “Westinghouse Bonds”). In conjunction with Shaw’s investment in Westinghouse, Shaw also entered into JPY-denominated put option agreements (the “Put Option”) that provided Shaw an option to sell its investment in Westinghouse to Toshiba for 96.7% of the original investment value (approximately 124,724,000 JPY or approximately $1,064,000). In October 2012, Shaw exercised the Put Option, which required Toshiba to fund approximately 124,724,000 JPY (approximately $1,309,000) into a JPY-denominated trust account for

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purposes of repaying the Westinghouse Bonds on their maturity date of March 15, 2013. The trust account was funded by Toshiba on January 4, 2013. On March 15, 2013, the Westinghouse Bond holders were repaid from proceeds of the trust account and a payment by CB&I for the remaining 3.3% shortfall of the principal amount (approximately 4,256,000 JPY or $44,800). The Westinghouse Bonds, and the associated cash funded by Toshiba into the trust account, were included in Shaw’s Acquisition Closing Date balance sheet. See Note 4 for further discussion of the purchase price allocation associated with the Shaw Acquisition.
Compliance and Other—At December 31, 2013, we were in compliance with all of our restrictive and financial covenants, associated with our debt and revolving credit facilities. Capitalized interest was insignificant in 2013, 2012 and 2011.
11. FINANCIAL INSTRUMENTS
Foreign Currency Exchange Rate Derivatives
Operating Exposures—At December 31, 2013, the notional value of our outstanding forward contracts to hedge certain foreign exchange-related operating exposures was approximately $131,800. These contracts vary in duration, maturing up to three years from period-end. We designate certain of these hedges as cash flow hedges and accordingly, changes in their fair value are recognized in AOCI until the associated underlying operating exposure impacts our earnings. We exclude forward points, which are recognized as ineffectiveness within cost of revenue and are not material to our earnings, from our hedge assessment analysis.
Interest Rate Derivatives
Interest Rate Exposures—On February 28, 2013, we entered into a swap arrangement to hedge against interest rate variability associated with $505,000 of our $1,000,000 Term Loan. The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Loan at inception and through December 31, 2013. Accordingly, changes in the fair value of the hedge are recognized in AOCI until the associated underlying exposure impacts our earnings.
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

•
Level 3—Fair value is based upon internally-developed models that use, as their basis, significant unobservable market parameters. We did not have any Level 3 classifications at December 31, 2013 or 2012.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the fair value of our cash and cash equivalents, restricted cash, foreign currency exchange rate derivatives and interest rate derivatives at December 31, 2013 and 2012, respectively, by valuation hierarchy and balance sheet classification:

	December 31, 2013				December 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$420,502	$—	$—	$420,502	$643,395	$—	$—	$643,395
Restricted cash	—	—	—	—	800,000	—	—	800,000
Derivatives (1)
Other current assets	—	2,155	—	2,155	—	1,731	—	1,731
Other non-current assets	—	4,705	—	4,705	—	5	—	5
Total assets at fair value	$420,502	$6,860	$—	$427,362	$1,443,395	$1,736	$—	$1,445,131
Liabilities
Derivatives
Accrued liabilities	$—	$(3,818)	$—	$(3,818)	$—	$(5,072)	$—	$(5,072)
Other non-current liabilities	—	(450)	—	(450)	—	(497)	—	(497)
Total liabilities at fair value	$—	$(4,268)	$—	$(4,268)	$—	$(5,569)	$—	$(5,569)

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

The carrying values of our accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. At December 31, 2013, the fair value of our Term Loan, based upon the current market rates for debt with similar credit risk and maturity, approximated its carrying value as interest is based upon LIBOR plus an applicable floating margin. Our Senior Notes are categorized within level 2 of the valuation hierarchy and had a total fair value of approximately $753,700 at December 31, 2013, based upon the current market rates for debt with similar credit risk and maturities.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivatives Disclosures
Fair Value—The following table presents the total fair value by underlying risk and balance sheet classification for derivatives designated as cash flow hedges and derivatives not designated as cash flow hedges at December 31, 2013 and 2012:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Classification	December 31, 2013	December 31, 2012	Balance Sheet Classification	December 31, 2013	December 31, 2012
Derivatives designated as cash flow hedges
Interest rate	Other current and non-current assets	$3,772	$—	Accrued and other non-current liabilities	$(2,233)	$—
Foreign currency	Other current and non-current assets	861	628	Accrued and other non-current liabilities	(853)	(862)
		$4,633	$628		$(3,086)	$(862)
Derivatives not designated as cash flow hedges
Interest rate	Other current and non-current assets	$—	$—	Accrued and other non-current liabilities	$—	$—
Foreign currency	Other current and non-current assets	2,227	1,108	Accrued and other non-current liabilities	(1,182)	(4,707)
		$2,227	$1,108		$(1,182)	$(4,707)
Total fair value		$6,860	$1,736		$(4,268)	$(5,569)
Master Netting Arrangements—Our derivatives are executed under International Swaps and Derivatives Association MNAs, which generally allow us and our counterparties to net settle, in a single net payable or receivable, obligations due on the same day, in the same currency and for the same type of derivative instrument. We have elected the option to record all derivatives on a gross basis in our Balance Sheet. The following table presents our derivative assets and liabilities at December 31, 2013 on a gross basis and a net settlement basis:

	Gross Amounts Recognized (i)	Gross Amounts Offset on the Balance Sheet (ii)	Net Amounts Presented on the Balance Sheet (iii) = (i) - (ii)	Gross Amounts Not Offset on the Balance Sheet (iv)		Net Amount (v) = (iii) - (iv)
				Financial Instruments	Cash Collateral Received
Derivatives
Assets:
Interest rate	$3,772	$—	$3,772	$—	$—	$3,772
Foreign currency	3,088	—	3,088	(54)	—	3,034
Total assets	$6,860	$—	$6,860	$(54)	$—	$6,806
Liabilities:
Interest rate	$(2,233)	—	$(2,233)	—	—	(2,233)
Foreign currency	(2,035)	—	(2,035)	54	—	(1,981)
Total liabilities	$(4,268)	$—	$(4,268)	$54	$—	$(4,214)

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AOCI/Other—The following table presents the total value, by underlying risk, recognized in other comprehensive income (“OCI”) and reclassified from AOCI to interest expense (interest rate derivatives) and cost of revenue (foreign currency derivatives) during 2013 and 2012 for derivatives designated as cash flow hedges:

	Amount of Gain (Loss) on Effective Derivative Portion
	Recognized in OCI		Reclassified from AOCI into Earnings (1)
	Years Ended December 31,
	2013	2012	2013	2012
Derivatives designated as cash flow hedges
Interest rate	$(278)	$—	$(1,817)	$(1,341)
Foreign currency	228	318	1,304	117
Total	$(50)	$318	$(513)	$(1,224)

(1)	Net unrealized losses totaling $1,550 are anticipated to be reclassified from AOCI into earnings during the next 12 months due to settlement of the associated underlying obligations.
The following table presents the total value, by underlying risk, recognized in cost of revenue for 2013 and 2012 for foreign currency derivatives not designated as cash flow hedges:

	Amount of Gain (Loss) Recognized in Earnings
	Years Ended December 31,
	2013	2012
Derivatives not designated as cash flow hedges
Foreign currency	2,607	(6,985)
Total	$2,607	$(6,985)
12. RETIREMENT BENEFITS
Defined Contribution Plans
We sponsor multiple defined contribution plans for eligible employees with various features including voluntary pre-tax salary deferrals, matching contributions, and savings plan contributions in the form of cash or our common stock, to be determined annually. During 2013, 2012 and 2011, we expensed $82,655 (including $31,035 associated with defined contribution plans acquired in the Shaw Acquisition), $53,189 and $43,530, respectively, for these plans. In addition, we sponsor several other defined contribution plans that cover salaried and hourly employees for which we do not provide contributions. The cost of these plans was not significant to us in 2013, 2012 or 2011.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Defined Benefit Pension and Other Postretirement Plans
We sponsor various defined benefit pension plans covering certain employees and provide specific health care and life insurance benefits for eligible retired U.S. employees through health care and life insurance benefit programs. These plans may be changed or terminated by us at any time. The following tables provide combined information for our defined benefit pension and other postretirement plans:
Components of Net Periodic Benefit Cost

	Pension Plans			Other Postretirement Plans
	2013	2012	2011	2013	2012	2011
Service cost	$6,795	$3,862	$4,020	$1,244	$1,124	$966
Interest cost	31,159	26,623	29,296	2,064	2,571	2,918
Expected return on plan assets	(30,611)	(23,856)	(26,197)	—	—	—
Amortization of prior service credits	(466)	(452)	(489)	(266)	(269)	(269)
Recognized net actuarial losses (gains)	4,555	2,718	1,152	(517)	(348)	(476)
Settlement/curtailment (1)	—	—	—	—	(2,841)	—
Net periodic benefit cost (2)	$11,432	$8,895	$7,782	$2,525	$237	$3,139
Change in Benefit Obligation

	Pension Plans		Other Postretirement Plans
	2013	2012	2013	2012
Benefit obligation at beginning of year	$673,686	$563,194	$50,603	$55,058
Acquisition (2)	154,311	—	—	—
Service cost	6,795	3,862	1,244	1,124
Interest cost	31,159	26,623	2,064	2,571
Actuarial loss (gain) (3)	15,767	89,165	(5,242)	302
Plan participants’ contributions	3,306	2,868	1,517	1,707
Benefits paid	(34,672)	(27,556)	(3,549)	(3,804)
Settlement/curtailment (1)	—	—	—	(6,493)
Currency translation	32,119	15,530	—	138
Benefit obligation at end of year	$882,471	$673,686	$46,637	$50,603

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Change in Plan Assets

	Pension Plans		Other Postretirement Plans
	2013	2012	2013	2012
Fair value at beginning of year	$565,707	$510,883	$—	$—
Acquisition (2)	157,591	—	—	—
Actual return on plan assets	39,604	51,521	—	—
Benefits paid	(34,672)	(27,556)	(3,549)	(3,804)
Employer contributions (4)	18,908	14,865	2,032	2,097
Plan participants’ contributions	3,306	2,868	1,517	1,707
Currency translation	29,182	13,126	—	—
Fair value at end of year	$779,626	$565,707	$—	$—
Funded status	$(102,845)	$(107,979)	$(46,637)	$(50,603)

Amounts recognized in the balance sheet consist of:
Prepaid benefit cost within other non-current assets	$19,675	$—	$—	$—
Accrued benefit cost within accrued liabilities	(3,284)	(3,251)	(3,139)	(2,864)
Accrued benefit cost within other non-current liabilities	(119,236)	(104,728)	(43,498)	(47,739)
Net funded status recognized	$(102,845)	$(107,979)	$(46,637)	$(50,603)
Unrecognized net prior service credits	$(2,026)	$(2,402)	$—	$(266)
Unrecognized net actuarial losses (gains)	114,976	109,898	(17,419)	(12,696)
Accumulated other comprehensive loss (income), before taxes (5)	$112,950	$107,496	$(17,419)	$(12,962)

(1)	The settlement/curtailment amounts were primarily associated with termination of benefits for our U.K. postretirement plan in 2012.

(2)
The acquisition amounts include the benefit obligation and plan asset balances at the Acquisition Closing Date associated with pension plans acquired in the Shaw Acquisition. Net periodic benefit cost for 2013 included income of $1,927 for the acquired Shaw plans from the Acquisition Closing Date through December 31, 2013.

(3)	The actuarial loss for 2012 was primarily associated with a decrease in discount rate assumptions for our international pension plans.

(4)	During 2014, we expect to contribute approximately $20,235 and $3,138 to our pension and other postretirement plans, respectively.

(5)	During 2014, we expect to recognize $483 and $3,870 of previously unrecognized net prior service pension credits and net actuarial pension losses, respectively.
Accumulated Benefit Obligation—At December 31, 2013 and 2012, the accumulated benefit obligation for all defined benefit pension plans was $868,230 and $661,291, respectively. The following table includes summary information for those defined benefit plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
	2013	2012
Projected benefit obligation	$758,452	$673,686
Accumulated benefit obligation	$744,211	$661,291
Fair value of plan assets	$635,935	$565,707

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan Assumptions—The following table reflects the weighted-average assumptions used to measure our defined benefit pension and other postretirement plans:

	Pension Plans		Other Postretirement Plans
	2013	2012	2013	2012
Weighted-average assumptions used to determine benefit obligations at December 31,
Discount rate	3.97%	3.81%	4.94%	4.05%
Rate of compensation increase (1)	2.78%	3.90%	n/a	n/a
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31,
Discount rate	3.95%	4.82%	4.05%	4.85%
Expected long-term return on plan assets (2)	4.45%	4.40%	n/a	n/a
Rate of compensation increase (1)	2.78%	3.90%	n/a	n/a

(1)	The rate of compensation increase relates solely to the defined benefit plans that factor compensation increases into the valuation.

(2)	The expected long-term rate of return on plan assets was derived using historical returns by asset category and expectations of future performance.
Benefit Payments—The following table includes the expected defined benefit and other postretirement plan payments for the next 10 years:

	Pension	Other Postretirement
Year	Plans	Plans
2014	$38,391	$3,138
2015	$38,347	$3,303
2016	$39,539	$3,430
2017	$45,870	$3,484
2018	$41,305	$3,492
2019-2023	$220,328	$17,288
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
Our defined benefit plan assets in the U.S. are invested in a well-diversified portfolio of equities (including U.S. large, mid and small-capitalization and international equities) and fixed income securities (including corporate and government bonds). Non-U.S. defined benefit plan assets are similarly invested in well-diversified portfolios of equity, fixed income and other securities. At December 31, 2013, our target weighted-average asset allocations by asset category were: equity securities (35%-40%), fixed income securities (60%-65%), and other investments (0%-5%).

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present the fair value of our plan assets by investment category and valuation hierarchy level as of December 31, 2013 and 2012:

	December 31, 2013
	Quoted Market Prices In Active Markets (Level 1)	Internal Models With Significant Observable Market Parameters (Level 2)	Internal Models With Significant Unobservable Market Parameters (Level 3)	Total Carrying Value On The Consolidated Balance Sheet
Asset Category
Equity Securities:
Global Equities	$6,027	$—	$—	$6,027
International Funds (a)	—	209,553	—	209,553
Emerging Markets Growth Funds	—	21,258	—	21,258
U.S. Large-Cap Growth Funds	—	11,677	—	11,677
U.S. Mid-Cap Growth Funds	—	843	—	843
U.S. Small-Cap Growth Funds	—	492	—	492
U.S. Small-Cap Value Funds	—	493	—	493
Fixed Income Securities:
Euro Government Bonds (b)	—	202,324	—	202,324
Euro Corporate Bonds (c)	—	82,096	—	82,096
U.K. Government Index-Linked Bonds (d)	—	93,540	—	93,540
U.K. Corporate Bonds (e)	—	18,212	—	18,212
Other International Bonds (f)	—	69,820	—	69,820
U.S. Corporate and Government Bonds	—	2,741	—	2,741
Guaranteed Investment Contracts	—	852	—	852
Other Investments:
Commodities	—	10,920	—	10,920
Asset Allocation Funds (g)	—	48,778	—	48,778
Total Assets at Fair Value	$6,027	$773,599	$—	$779,626

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2012
	Quoted Market Prices In Active Markets (Level 1)	Internal Models With Significant Observable Market Parameters (Level 2)	Internal Models With Significant Unobservable Market Parameters (Level 3)	Total Carrying Value On The Consolidated Balance Sheet
Asset Category
Equity Securities:
Global Equities	$5,772	$—	$—	$5,772
International Funds (a)	—	128,921	—	128,921
Emerging Markets Growth Funds	—	12,636	—	12,636
U.S. Large-Cap Growth Funds	—	3,012	—	3,012
U.S. Mid-Cap Growth Funds	—	711	—	711
U.S. Small-Cap Growth Funds	—	400	—	400
U.S. Small-Cap Value Funds	—	414	—	414
Fixed Income Securities:
Euro Government Bonds (b)	—	183,993	—	183,993
Euro Corporate Bonds (c)	—	90,620	—	90,620
U.K. Government Index-Linked Bonds (d)	—	23,543	—	23,543
U.K. Corporate Bonds (e)	—	17,299	—	17,299
Other International Bonds (f)	—	56,194	—	56,194
U.S. Corporate and Government Bonds	—	2,315	—	2,315
Guaranteed Investment Contracts	—	918	—	918
Other Investments:
Commodities	—	9,578	—	9,578
Asset Allocation Funds (g)	—	29,381	$—	29,381
Total Assets at Fair Value	$5,772	$559,935	$—	$565,707
The following provides descriptions for plan asset categories with significant balances in the tables above:

(a)	Investments in various funds that track international indices.

(b)	Investments in European Union government securities with credit ratings of primarily AAA.

(c)	Investments in European fixed interest securities with credit ratings of primarily BBB and above.

(d)	Investments predominantly in U.K. Treasury securities with credit ratings of primarily AAA.

(e)	Investments predominantly in U.K. fixed interest securities with credit ratings of primarily BBB and above.

(f)	Investments predominantly in various international fixed income obligations that are individually insignificant.

(g)	Investments in fixed income securities, equities and alternative asset classes, including commodities and property assets.
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
Health Care Cost Inflation—As noted above, we provide specific medical benefits for certain groups of retirees and their dependents in the U.S., subject to vesting requirements. Under our program in the U.S., certain eligible current and future retirees are covered by a defined fixed dollar benefit, under which our costs for each participant are fixed, based upon prior years of service of retired employees. Additionally, there is a closed group of U.S. retirees for which we assume some or all of the cost of coverage. For this group, health care cost trend rates are projected at annual rates ranging from 7.5% in 2014 down

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to 5.0% in 2018 and beyond. Under the U.S. program, since 2011, new employees are not eligible for post-retirement medical benefits. During 2012, benefits under our former U.K. plan were terminated.
Increasing (decreasing) the assumed health care cost trends by one percentage point for our U.S. program is estimated to increase (decrease) the total of the service and interest cost components of net postretirement health care cost for 2013 and the accumulated postretirement benefit obligation at December 31, 2013, as follows:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$62	$(56)
Effect on postretirement benefit obligation	$1,296	$(1,163)
Multi-Employer Pension Plans—We contribute to certain union sponsored multi-employer defined benefit pension plans, primarily in the U.S. and Canada. Benefits under these plans are generally based upon years of service and compensation levels. Under U.S. legislation regarding such pension plans, the risks of participation are different than single-employer pension plans as (1) assets contributed to the plan by a company may be used to provide benefits to participants of other companies, (2) if a participating company discontinues contributions to a plan, other participating companies may have to cover any unfunded liability that may exist, and (3) a company is required to continue funding its proportionate share of a plan’s unfunded vested benefits in the event of withdrawal (as defined by the legislation) from a plan or plan termination. The following table provides additional information regarding our significant multi-employer defined benefit pension plans, including the funding level of each plan (or zone status, as defined by the Pension Protection Act), whether actions to improve the funding level of the plan have been implemented, where required (a funding improvement plan (“FIP”) or rehabilitation plan (“RP”)), our contributions to each significant plan and total contributions for 2013, 2012 and 2011, among other disclosures:

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	EIN/Plan Number	Plan Year End	Pension Protection Act (% Funded) (1)		FIP/RP Plan (1)	Total Company Contributions (2)			Expiration Date of Collective- Bargaining Agreement (5)
Pension Fund			2013	2012		2013	2012	2011
Boilermaker-Blacksmith National Pension Trust (2)	48-6168020-001	12/31	65%-80%	65%-80%	Yes	$20,549	$6,910	$5,748	10/17
Plumbers and Pipefitters National Pension Fund	52-6152779-001	6/30	65%-80%	65%-80%	Yes	3,336	—	—	Various
Twin City Carpenters and Joiners Pension Fund	41-6043137-001	12/31	65%-80%	65%-80%	Yes	2,752	1,665	1,714	05/15
National Electrical Benefit Fund	53-0181657-001	12/31	65%-80%	65%-80%	No	2,300	—	—	Various
Ironworkers Mid-American Pension Plan	36-6488227-001	12/31	65%-80%	65%-80%	No	2,073	—	—	Various
Plumbers and Steamfitters Local 150 Pension Fund	58-6116699-001	12/31	< 65%	< 65%	Yes	1,788	—	—	Various
Upstate New York Engineers Pension Fund	15-0614642-001	3/31	< 65%	< 65%	Yes	1,667	—	—	03/15
Central Laborers Pension Fund	37-6052379-001	12/31	< 65%	< 65%	Yes	1,609	—	—	Various
Minnesota Laborers Pension Plan (3)	41-6159599-001	12/31	Not Available	> 80%	No	1,444	745	866	05/15
Twin City Iron Workers Pension Plan	41-6084127-001	12/31	65%-80%	65%-80%	Yes	1,272	657	699	05/15
Boilermakers’ National Pension Plan (Canada)	366708	12/31	N/A	N/A	N/A	14,033	9,748	7,154	04/15
Edmonton Pipe Industry Pension Plan (Canada)	546028	12/31	N/A	N/A	N/A	5,612	5,623	1,469	04/15
Alberta Ironworkers Pension Fund (Canada)	555656	12/31	N/A	N/A	N/A	2,775	1,480	1,156	04/15
Alberta Carpenters Pension Fund (Canada)	0381723	12/31	N/A	N/A	N/A	1,087	142	—	04/15
All Other (4)						36,698	423	644
						$98,995	$27,393	$19,450

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

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)
Our 2013 contributions included $58,862 associated with plans acquired in the Shaw Acquisition (including $10,072 of additional contributions to the Boilermaker-Blacksmith National Pension Trust). Additionally, our 2013 contributions as a percentage of total plan contributions were not available for any of our plans. For 2012, our contributions to the Boilermakers’ National Pension Plan (Canada), the Alberta Ironworkers Pension Fund (Canada) and the Edmonton Pipe Industry Pension Plan (Canada) exceeded 5% of total plan contributions. For 2011, our contributions to the Boilermakers’ National Pension Plan (Canada) and the Alberta Ironworkers Pension Fund (Canada) exceeded 5% of total plan contributions. The level of our contributions to each plan noted above varies from period to period based upon the level of work being performed that is covered under the applicable collective-bargaining agreement.

(3)
The funding level (zone status) for the Minnesota Laborers Pension Plan for the 2013 plan year was not available. However, based on total plan assets and accumulated benefit obligations, the plan was greater than 80% funded (green zone status) as of January 1, 2013.

(4)	Our remaining contributions are to various U.S. and Canadian plans, which are immaterial individually.

(5)
The expiration dates of our labor agreements associated with the Plumbers and Pipefitters National Pension Fund, National Electrical Benefit Fund, Ironworkers Mid-American Pension Plan, Plumbers and Steamfitters Local 150 Pension Fund and Central Laborers Pension Fund vary based upon the duration of the applicable projects.

We also contribute to our multi-employer plans for annuity benefits covered under the defined contribution portion of the plans as well as health benefits. We made contributions to our multi-employer plans of $102,025, $13,271 and $12,170 during 2013, 2012, and 2011, respectively, for these additional benefits, including $82,313 in 2013 associated with plans acquired in the Shaw Acquisition.
13. COMMITMENTS AND CONTINGENCIES
Leases—Certain facilities and equipment, including project-related field equipment, are rented under operating leases that expire at various dates through 2035. Rent expense for operating leases was $147,100 (including $64,805 associated with operating leases acquired in the Shaw Acquisition), $76,880 and $73,835 in 2013, 2012 and 2011, respectively. Future minimum payments under non-cancelable operating leases having initial terms of one year or more are as follows:

Year	Amount
2014	$117,098
2015	88,175
2016	68,796
2017	55,787
2018	44,330
Thereafter	134,773
Total (1)	$508,959

(1)	Approximately $16,000 of minimum lease payments above are contractually recoverable through our cost-reimbursable projects.
Certain lease agreements contain escalation provisions based upon specific future inflation indices which could impact the future minimum payments presented above. The costs related to leases with an initial term of less than one year have been reflected in rent expense but have been excluded from the future minimum payments presented above.
Legal Proceedings—We have been and may from time to time be named as a defendant in legal actions claiming damages in connection with engineering and construction projects, technology licenses, other services we provide, and other matters. These are typically claims that arise in the normal course of business, including employment-related claims and contractual disputes or claims for personal injury or property damage which occur in connection with services performed relating to project or construction sites. Contractual disputes normally involve claims relating to the timely completion of projects, performance of equipment or technologies, design or other engineering services or project construction services provided by us. We do not believe that any of our pending contractual, employment-related personal injury or property damage claims and disputes will have a material adverse effect on our future results of operations, financial position or cash flow. See Note 17 for additional discussion of claims associated with our projects.
Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Over the past several decades and through December 31, 2013, we have been named a defendant in lawsuits alleging exposure to

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

asbestos involving approximately 5,300 plaintiffs and, of those claims, approximately 1,400 claims were pending and 3,900 have been closed through dismissals or settlements. Over the past several decades and through December 31, 2013, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount of approximately two thousand dollars per claim. We review each case on its own merits and make accruals based upon the probability of loss and our estimates of the amount of liability and related expenses, if any. We do not believe that any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow, and at December 31, 2013, we had approximately $3,600 accrued for liability and related expenses. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that we may expect to recover because of the variability in coverage amounts, limitations and deductibles, or the viability of carriers, with respect to our insurance policies for the years in question.
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
In connection with the historical operation of our facilities, including those associated with acquired operations, substances which currently are or might be considered hazardous were used or disposed of at some sites that will or may require us to make expenditures for remediation. In addition, we have agreed to indemnify parties from whom we have purchased or to whom we have sold facilities for certain environmental liabilities arising from acts occurring before the dates those facilities were transferred.
We believe we are in compliance, in all material respects, with environmental laws and regulations and maintain insurance coverage to mitigate our exposure to environmental liabilities. We do not believe any environmental matters will have a material adverse effect on our future results of operations, financial position or cash flow. We do not anticipate we will incur material capital expenditures for environmental controls or for the investigation or remediation of environmental conditions during 2014 or 2015.
Letters of Credit/Bank Guarantees/Surety Bonds—In the ordinary course of business, we may obtain surety bonds and letters of credit, which we provide to our customers to secure advance payment or our performance under our contracts, or in lieu of retention being withheld on our contracts. In the event of our non-performance under a contract and an advance being made by a bank pursuant to a draw on a letter of credit, the advance would become a borrowing under a credit facility and thus our direct obligation. Where a surety incurs such a loss, an indemnity agreement between the parties and us may require payment from our excess cash or a borrowing under our credit facilities. When a contract is completed, the contingent obligation terminates and the bonds or letters of credit are returned. At December 31, 2013, we had provided $1,640,520 of surety bonds and letters of credit to support our contracting activities in the ordinary course of business. This amount fluctuates based upon the mix and level of contracting activity.
Insurance—We have elected to retain portions of future losses, if any, through the use of deductibles and self-insured retentions for our exposures related to third-party liability and workers’ compensation. Liabilities in excess of these amounts are the responsibilities of an insurance carrier. To the extent we are self-insured for these exposures, reserves (see Note 8) have been provided based upon our best estimates, with input from our legal and insurance advisors. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the near term. We believe that reasonably possible losses, if any, for these matters, to the extent not otherwise disclosed and net of recorded reserves, will not have a material adverse effect on our future results of operations, financial position or cash flow. At December 31, 2013, we had outstanding surety bonds and letters of credit of $87,328 relating to our insurance programs.
Income Taxes—We provide income tax and associated interest reserves, where applicable, in situations where we have and have not received tax assessments. Tax and associated interest reserves are provided in those instances where we consider it more likely than not, that additional tax will be due in excess of amounts reflected in income tax returns filed worldwide. We continually review our exposure to additional income tax obligations and, as further information is known or events occur, changes in our tax and interest reserves may be recorded within income tax expense and interest expense, respectively.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. SHAREHOLDERS’ EQUITY
Stock Held in Trust—From time to time, we grant restricted shares to key employees under our Long-Term Incentive Plan (see Note 15). Prior to 2010, restricted shares granted were transferred to a rabbi trust (the “Trust”), and the shares remaining in the Trust were held until the vesting restrictions lapse, at which time the shares were released from the Trust and distributed to the applicable employees. Beginning in 2010, restricted shares were no longer transferred to the Trust upon grant, but instead are distributed directly to the applicable employees upon vesting. At December 31, 2013, there were no restricted shares remaining in the Trust.
Treasury Stock—Under Dutch law and our Articles of Association, we may hold no more than 10% of our issued share capital at any time.
AOCI—As noted in the New Accounting Standards section of Note 2, additional AOCI disclosures are required, including (1) changes in AOCI balances by component and (2) significant items reclassified from AOCI into earnings. The following tables present changes in AOCI by component and reclassification of AOCI into earnings during 2013:

	Year Ended December 31, 2013
	Currency Translation Adjustment (1)	Unrealized Fair Value Of Cash Flow Hedges	Defined Benefit Pension and Other Postretirement Plans	Total
Balance at December 31, 2012	$(21,843)	$296	$(79,485)	$(101,032)
OCI before reclassifications	(24,737)	836	1,129	(22,772)
Amounts reclassified from AOCI	—	639	3,232	3,871
Net OCI	(24,737)	1,475	4,361	(18,901)
Balance at December 31, 2013	$(46,580)	$1,771	$(75,124)	$(119,933)

(1)	The currency translation adjustment component of AOCI was impacted during 2013 primarily by movements in the Australian Dollar, Canadian Dollar, and Euro exchange rates against the U.S. Dollar.

Amounts
Reclassified
AOCI Components	From AOCI
Unrealized Fair Value Of Cash Flow Hedges (1)
Interest rate derivatives (interest expense)	$1,817
Foreign currency derivatives (cost of revenue)	(1,304)
Total, before taxes	$513
Taxes	126
Total, net of taxes	$639
Defined Benefit Pension and Other Postretirement Plans (2)
Amortization of prior service credits	$(732)
Recognized net actuarial losses	4,038
Total, before taxes	$3,306
Taxes	(74)
Total, net of taxes	$3,232

(1)	See Note 11 for further discussion of our cash flow hedges, including the total value reclassified from AOCI to earnings.

(2)	See Note 12 for further discussion of our defined benefit and other postretirement plans, including the components of net periodic benefit cost.
Other—Changes in common stock, additional paid-in capital, stock held in trust and treasury stock during 2013 and 2012 primarily relate to activity associated with our stock-based compensation plans and share repurchases. Changes during 2013 also included the impact of 8,893 shares issued in connection with the Shaw Acquisition.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. STOCK-SETTLED AND CASH-SETTLED EQUITY BASED PLANS
General—Under our Long-Term Incentive Plan (the “Incentive Plan”), we can issue shares to employees and directors in the form of stock options, restricted stock units ("RSUs") or performance shares. This plan is administered by the Organization and Compensation Committee of our Board of Supervisory Directors, which selects those employees eligible to receive awards and determines the number of shares or options subject to each award, as well as the terms, conditions, performance measures, and other provisions of the award. Additionally, in conjunction with the Shaw Acquisition, we issued 8,893 shares of CB&I common stock, 1,362 CB&I stock-settled equity-based awards and 473 cash-settled equity-based awards. As discussed in Note 4, at the Acquisition Closing Date, unvested and unexercised stock-settled equity-based awards (including stock options and RSUs), and cash-settled equity-based awards (including RSUs and stock appreciation rights (“SARs”)), relating to shares of Shaw’s common stock were either canceled and converted into the right to receive the Acquisition Consideration (or the cash value thereof) or were converted into comparable CB&I stock-settled or cash-settled equity-based awards with generally the same terms and conditions as prior to the Acquisition Closing Date. Our cash-settled equity-based awards only relate to the unvested Shaw awards existing at the Acquisition Closing Date that were replaced with CB&I equivalent awards. We had no additional cash-settled equity-based grants during 2013. A description of awards issued in conjunction with the Shaw Acquisition is further discussed within the award categories below.
Compensation expense related to our Incentive Plan was $62,251 (including $8,650 of expense associated with the Shaw Acquisition), $39,526 and $33,969 for 2013, 2012 and 2011, respectively. In addition, we recognized $10,975 of expense within acquisition and integration related costs, primarily in the first quarter of 2013, as a result of accelerated vesting for terminated employees associated with the Shaw Acquisition. At December 31, 2013, 6,030 authorized shares remained available under the Incentive Plan for future stock option, restricted share or performance share grants.
Under our employee stock purchase plan (“ESPP”), employees may make quarterly purchases of shares at a discount through regular payroll deductions for up to 8% of their compensation. The shares are purchased at 85% of the closing price per share on the first trading day following the end of the calendar quarter. Compensation expense related to our ESPP, representing the difference between the fair value on the date of purchase and the price paid, was $2,188, $1,474 and $1,329 for 2013, 2012 and 2011, respectively. At December 31, 2013, 4,090 authorized shares remained available for purchase under the ESPP.
Total stock-based compensation expense for the Incentive Plan and ESPP was $64,439, $41,000 and $35,298 during 2013, 2012 and 2011, respectively. At December 31, 2013, there was $63,901 of unrecognized compensation cost related to share-based grants, which is expected to be recognized over a weighted-average period of 1.5 years.
We receive a tax deduction during the period in which certain options are exercised, generally for the difference in the option exercise price and the price of the shares at the date of exercise (“intrinsic value”). Additionally, we receive a tax deduction upon the vesting of RSUs and performance shares for the price of the shares at the date of vesting. The total recognized tax benefit based on our compensation expense was $25,123, $13,309 and $11,331 for 2013, 2012 and 2011, respectively. The amount of tax deductions in excess of accumulated tax benefits recognized is reflected as a financing cash flow.
Stock Options—Stock options are generally granted at the market value on the date of grant and expire after 10 years. Options granted to employees generally vest over a period ranging from three to seven years; however, Shaw stock options converted to CB&I stock options in conjunction with the Shaw Acquisition continue to vest annually on a ratable basis over a four-year period from the original grant date. Total initial fair value for all option awards was determined based upon the calculated Black-Scholes fair value of each stock option at the date of grant (the Acquisition Closing Date for converted Shaw stock options) applied to the total number of options that were anticipated to fully vest. This fair value is recognized as compensation expense on a straight-line basis over the estimated vesting period, subject to retirement eligibility expense acceleration, where applicable. The weighted-average fair value per share of options granted during 2013, all of which were Shaw stock options that were converted to CB&I stock options in conjunction with the Shaw Acquisition, was $20.05. There were no stock options granted during 2012, and the weighted-average fair value per share of options granted during 2011 was $20.53. The aggregate intrinsic value of options exercised during 2013, 2012 and 2011 was $23,546, $9,551 and $13,789, respectively. From the exercise of stock options in 2013, we received net cash proceeds of $24,452 and realized an actual income tax benefit of $7,721.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents stock option activity for 2013:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding options at beginning of year	968	$19.86
Granted	1,081	$38.53
Exercised	(828)	$29.71
Forfeited / Expired	(158)	$59.51
Outstanding options at end of year (1)	1,063	$25.26	4.5	$61,342
Exercisable options at end of year	859	$23.65	4.3	$51,079

(1)
We estimate that 1,026 of these options will ultimately vest. These options have a weighted-average exercise price per share of $24.81, a weighted-average remaining contractual life of 4.5 years and a current aggregate intrinsic value of $59,860.

Using the Black-Scholes option-pricing model, the fair value of each option granted during 2013 and 2011 was estimated on the grant date based upon the following weighted-average assumptions:

	2013	2011
Risk-free interest rate	0.16%	2.85%
Expected dividend yield	0.38%	0.59%
Expected volatility	50.00%	69.65%
Expected life in years	5	6
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
RSUs—Our Incentive Plan allows for the issuance of RSUs that may not be sold or otherwise transferred until certain restrictions have lapsed, which is generally over a four-year graded vesting period; however, unvested RSUs and certain cash units granted to Shaw employees subsequent to July 30, 2012, the date of the Acquisition Agreement, were converted to CB&I RSUs at the Acquisition Closing Date and continue to vest over the three-year period from the original grant date. Total initial fair value for our RSUs was determined based upon the market price of our stock at the grant date (the Acquisition Closing Date for Shaw awards converted to CB&I RSUs) applied to the total number of shares that we anticipate will fully vest. This fair value is recognized as compensation expense on a straight-line basis over the vesting period, subject to retirement eligibility expense acceleration, where applicable. RSUs granted to directors vest, and are recognized as compensation expense, over one year.
The following table presents RSU activity for 2013:

	Shares	Weighted-Average Grant-Date Fair Value per Share
Nonvested RSUs
Balance at beginning of year	1,195	$28.67
Granted (1)	700	$52.98
Vested	(948)	$31.18
Forfeited	(39)	$48.81
Balance at end of year	908	$43.94
Directors’ RSUs
Balance at beginning of year	27	$44.48
Granted	18	$57.25
Vested	(27)	$44.48
Balance at end of year	18	$57.25

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Includes 281 RSUs granted in conjunction with the Shaw Acquisition at a weighted-average grant-date fair value per share of $52.11.
During 2012, 381 restricted shares (including 27 directors' shares subject to restrictions) were granted with a weighted-average grant date value per share of $44.22. During 2011, 466 restricted shares (including 22 directors’ shares subject to restrictions) were granted with a weighted-average grant-date fair value per share of $36.10. The total fair value of restricted shares that vested during 2013, 2012, and 2011 was $32,041, $32,212 and $25,208, respectively.
Performance Shares—Our Incentive Plan allows for the issuance of performance share awards that are subject to achievement of specific Company performance goals and generally vest over three years. Total initial fair value for these awards is determined based upon the market price of our stock at the grant date applied to the total number of shares that we anticipate will fully vest. This fair value is expensed ratably over the vesting term, subject to retirement eligibility expense acceleration, where applicable. As a result of performance conditions being met during 2013, we recognized $31,017 of compensation expense. During 2013, 366 performance shares were granted with a weighted-average grant-date fair value per share of $57.40. During 2012, 301 performance shares were granted with a weighted-average grant-date fair value per share of $44.42. During 2011, 286 performance shares were granted with a weighted-average grant-date fair value per share of $36.15. During 2013, we distributed 667 performance shares upon vesting and achievement of certain performance goals. The total fair value of performance shares that vested during 2013 was $35,258.
Cash-Settled Equity-Based Awards—In conjunction with the Shaw Acquisition, we converted certain Shaw cash-settled equity-based awards into comparable CB&I awards, with generally the same terms and conditions as prior to the Acquisition Closing Date, including 307 unvested cash-settled RSUs and 166 cash-settled SARs (62 exercisable and 104 unvested SARs, with weighted-average exercise prices of $33.38 and $33.39, respectively and weighted-average remaining contractual lives of 7.5 years). Cash-settled RSUs allow the holder to receive cash equal to the value of the underlying RSUs at pre-determined vesting dates and they vest over a three-year period from the original grant date. Cash-settled SARs allow the holder to receive cash equal to the difference between CB&I’s equivalent exercise price and the market value of our stock on the exercise date, and they vest over a four-year period from the original grant date and expire ten years from the original grant date.
Compensation cost for cash-settled RSUs and SARs is re-measured each reporting period and recognized as expense over the requisite service period. These awards are re-measured based on CB&I’s closing stock price on the last business day of each reporting period using a Black-Scholes valuation model.
The following table presents cash-settled RSU activity for 2013:

	Shares	Weighted-Average Grant-Date Fair Value per Share
Nonvested Cash-Settled RSUs
Balance at beginning of year	—	$—
Granted (1)	307	$52.11
Vested	(111)	$52.11
Forfeited	(59)	$52.11
Balance at end of year	137	$52.11

(1)	All cash-settled RSUs granted during 2013 were Shaw cash-settled RSUs that were converted to CB&I cash-settled RSUs in conjunction with the Shaw Acquisition.
Cash paid upon the vesting of cash-settled RSUs during 2013 totaled $7,575, and at December 31, 2013, the liability associated with nonvested cash-settled RSUs totaled $7,114.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents cash-settled SAR activity for 2013:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at beginning of year	—	$—
Granted (1)	166	$33.38
Exercised	(30)	$33.38
Forfeited / Expired	(18)	$33.38
Outstanding at end of year (2)	118	$33.39	6.28	$5,893
Exercisable at end of year	44	$33.39	5.35	$2,206

(1)	The weighted-average fair value per share of SARs granted during 2013, all of which were Shaw SARs that were converted to CB&I SARs in conjunction with the Shaw Acquisition, was $33.38.

(2)
We estimate that 109 of these options will ultimately vest. These SARs have a weighted-average exercise price per share of $33.39, a weighted-average remaining contractual life of 6.28 and a current aggregate intrinsic value of $5,422.

Using the Black-Scholes option-pricing model, the fair value of each SAR granted during 2013 was estimated on the grant date based upon a risk-free interest rate of 0.21%, an expected dividend yield of 0.38%, expected volatility of 50%, and an expected life of 3.7 years. Cash paid upon the vesting of cash-settled SARs during 2013 totaled $798, and at December 31, 2013, the liability associated with nonvested cash-settled SARs totaled $3,954.
16. INCOME TAXES
Income Tax Expense—The following table presents the sources of income before taxes and income tax expense, by tax jurisdiction for 2013, 2012 and 2011:

	Years Ended December 31,
	2013	2012	2011
Sources of Income Before Taxes
U.S.	$170,641	$126,438	$115,693
Non-U.S.	433,219	317,628	236,270
Total	$603,860	$444,066	$351,963
Sources of Income Tax Expense
Current income taxes
U.S.—Federal (1)	$(19,754)	$(28,327)	$(12,411)
U.S.—State	15,290	(5,532)	(3,255)
Non-U.S.	(93,839)	(51,645)	(67,903)
Total current income taxes	(98,303)	(85,504)	(83,569)
Deferred income taxes
U.S.—Federal	(7,098)	(22,634)	(19,667)
U.S.—State	(28,050)	(953)	(4,276)
Non-U.S.	42,181	(17,912)	10,747
Total deferred income taxes	7,033	(41,499)	(13,196)
Total income tax expense	$(91,270)	$(127,003)	$(96,765)

(1)	Tax benefits of $13,043, $17,963 and $14,618 associated with share-based compensation were recorded in additional paid-in capital in 2013, 2012 and 2011, respectively.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of income taxes at The Netherlands’ (our country of domicile) statutory rate to income tax expense for 2013, 2012 and 2011:

	Years Ended December 31,
	2013	2012	2011
Income tax expense at statutory rate (25.0% for 2013, 2012 and 2011)	$(150,965)	$(111,016)	$(87,992)
U.S. state income taxes	(3,399)	(3,659)	(5,252)
Non-deductible meals and entertainment	(4,878)	(2,750)	(2,088)
Valuation allowance established	(13,952)	(11,375)	(11,351)
Valuation allowance utilized	96,664	7,814	14,182
Tax exempt interest, net	416	2,973	2,765
Statutory tax rate differential	(16,587)	(7,717)	2,773
Branch and withholding taxes (net of tax benefit)	104	(16,940)	(14,873)
Previously unrecognized tax benefit	—	13,169	—
Noncontrolling interests	13,238	6,719	1,631
Acquisition-related costs	(2,869)	(2,757)	—
Manufacturer's production exclusion/R&D credit	3,106	1,451	39
Contingent liability accrual	(2,667)	2,205	5,053
Other, net	(9,481)	(5,120)	(1,652)
Income tax expense	$(91,270)	$(127,003)	$(96,765)
Effective tax rate	15.1%	28.6%	27.5%

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Taxes—The principal temporary differences included in deferred income taxes reported on the December 31, 2013 and 2012 Balance Sheets were as follows:

	December 31,
	2013	2012
Current Deferred Taxes
Non-U.S. operating losses	$6,610	$41,811
Contract revenue and cost	512,621	45,926
Employee compensation and benefit plan reserves	29,397	14,028
Legal reserves	6,009	1,293
Other	27,854	(4,958)
Current deferred tax asset	$582,491	$98,100
Less: valuation allowance	(32,291)	(13,799)
Net current deferred tax asset	$550,200	$84,301

Non-Current Deferred Taxes
U.S. Federal operating losses and credits	$178,859	$28,186
U.S. State operating losses and credits	58,791	220
Non-U.S. operating losses	96,474	141,030
Non-U.S. credits	3,621	3,621
Contract revenue and cost	5,221	—
Employee compensation and benefit plan reserves	26,497	23,738
Pensions and other	21,504	28,639
Insurance and legal reserves	28,398	5,531
Disallowed interest	31,859	—
Depreciation and amortization	(354,034)	(117,844)
Other	19,571	5,914
Non-current deferred tax asset	$116,761	$119,035
Less: valuation allowance	(78,595)	(134,234)
Net non-current deferred tax asset	$38,166	$(15,199)
Net total deferred tax asset	$588,366	$69,102
At December 31, 2013, we had $1,194,900 of undistributed earnings that are permanently reinvested. With respect to tax consequences of repatriating our foreign earnings, distributions from our European Union subsidiaries to their Netherlands parent companies are not subject to taxation. Further, for our non-European Union companies and their subsidiaries and our U.S. companies, to the extent taxes apply, the amount of permanently reinvested earnings becomes taxable upon repatriation of assets from the subsidiary or liquidation of the subsidiary. We have accrued taxes on undistributed earnings that we intend to repatriate and we intend to permanently reinvest the remaining undistributed earnings in their respective businesses and, accordingly, have accrued no taxes on such amounts. The determination of any deferred tax liability related to permanently reinvested earnings is not practicable.
On a periodic and ongoing basis we evaluate our deferred tax assets ("DTA(s)") and assess the appropriateness of our valuation allowances. In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the DTAs. If, based on the weight of available evidence, our assessment indicates that it is more likely than not that a DTA will not be realized, we record a valuation allowance. Our assessments include, among other things, the value and quality of our backlog, evaluations of existing and anticipated market conditions, analysis of recent and historical operating results and projections of future results, strategic plans and alternatives for associated operations, as well as asset expiration dates, where applicable.
At December 31, 2012, we had a recorded net operating loss ("NOL") DTA for our operations in the United Kingdom (“U.K.”) of $21,900, net of a valuation allowance against $74,600 of U.K. NOL DTAs for which we believed it was more likely than not that the NOLs would not be utilized. The U.K. NOL DTA was recorded in 2007 and 2008 and related to losses incurred

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

during those years on two large fixed-price projects that were completed in the first quarter of 2010. Prior to 2013, the negative evidence with respect to the uncertainty of future earnings for our U.K. operations out-weighed the positive evidence of recent periods of profitability, and therefore, we previously had no release of valuation allowance since the U.K. NOL DTA was recorded. However, during 2013 our current year results for the U.K. significantly exceeded our previous expectations, due primarily to growth on existing projects, new awards for 2013, and better recovery of fixed overhead costs, such that in 2013 we fully utilized our recorded U.K. NOL DTA, and accordingly, a release of valuation allowance was required. In determining the amount of valuation allowance to release, we gave consideration to the aforementioned factors, and more specifically, the heavily weighted positive evidence of the sustained U.K. operating results, including recent operating results significantly exceeding 2013 plan expectations, and a stronger than previously anticipated backlog and outlook for our U.K. operations as derived from our annual fourth quarter planning process. Based on this assessment, and considering the indefinite-lived nature of the U.K. NOLs, we concluded that the positive evidence now out-weighed the negative evidence with respect to realization of the unrecorded U.K. NOL DTA and determined it was more likely than not that the unrecorded U.K. NOL DTA was realizable. Therefore, in the fourth quarter of 2013, our full valuation allowance related to the U.K. NOL DTA was reversed, resulting in a decrease in tax expense of $62,800. If the factors upon which we based our assessment of realizability of the U.K. NOL DTA differ materially from our expectations, including future operating results being lower than our current estimates, our future assessments could be impacted and result in an increase in valuation allowance and increase in tax expense.
At December 31, 2013, we had total Non-U.S. net operating losses (“NOLs”) of $453,200, including $293,600 in the U.K. and $159,600 in other jurisdictions. We believe it is more likely than not that $153,800 of Non-U.S. NOLs in jurisdictions other than the U.K., will not be utilized and have placed a valuation allowance against these NOLs. Accordingly, at December 31, 2013, our net deferred tax asset (“DTA”) associated with Non-U.S. NOLs was $62,300. Excluding NOLs having an indefinite carryforward, principally in the U.K., the Non-U.S. NOLs will expire from 2014 to 2033.
At December 31, 2013, we had foreign tax credits ("FTCs") and other tax credits of $53,400 and $6,500, respectively. We believe it is more likely than not that the credits will be realized within the carryforward period.
At December 31, 2013, we had U.S. Federal NOLs of $339,900. Of the U.S. Federal NOLs, $18,400 were generated prior to 2013 and will expire in 2021. The remaining $321,500 of U.S. Federal NOLs will expire in 2033. We believe it is more likely than not that all of the U.S. Federal NOLs will be utilized. Accordingly, at December 31, 2013, our DTA associated with the U.S. Federal NOLs was $119,000.
At December 31, 2013, we had a DTA associated with U.S.-State NOLs of $58,800. We believe it is more likely than not that $54,500 of the U.S.-State NOL DTA, will not be utilized and accordingly, a valuation allowance has been placed against these U.S.-State NOLs, of which approximately $47,600 was recorded at the Acquisition Closing Date. The U.S.-State NOLs will expire from 2014 to 2033.
During 2013, our valuation allowance decreased by approximately $37,100, primarily due to an increase of approximately $47,600 recorded at the Acquisition Closing Date related to the aforementioned U.S.-State NOL DTAs, and approximately $14,000 primarly related to the establishment of valuation allowance for certain U.S.-State NOLs and NOLs for certain international operations, offset by the release of valuation allowance of $62,800 and $28,200, related to the aforementioned U.K. NOL DTA and FTCs, respectively, and approximately $7,700 related to changes in tax rates, the release of other valuation allowance and foreign exchange movements.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unrecognized Income Tax Benefits—At December 31, 2013, our unrecognized income tax benefits totaled $14,281 and we do not anticipate significant changes in this balance in the next twelve months. If these income tax benefits are ultimately recognized, $11,142 would affect the effective tax rate as we are contractually indemnified for the remaining balances. The following is a reconciliation of our unrecognized income tax benefits for the years ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013	2012
Unrecognized tax benefits at the beginning of the year	$5,169	$7,374
Increase as a result of:
Shaw Acquisition	6,445	—
Tax positions taken during the current period	3,333	1,530
Decreases as a result of:
Tax positions taken during prior periods	—	—
Lapse of applicable statute of limitations	(241)	—
Settlements with taxing authorities	(425)	(3,735)
Unrecognized income tax benefits at the end of the year	$14,281	$5,169
We have operations, and are subject to taxation, in various jurisdictions, including significant operations in the U.S., The Netherlands, Canada, the U.K., Australia, South America and the Middle East. Tax years remaining subject to examination by worldwide tax jurisdictions vary by country and legal entity, but are generally open for tax years ending after 2005. To the extent penalties and associated interest are assessed on any underpayment of income tax, such amounts are accrued and classified as a component of income tax expense and interest expense, respectively. For 2013 and 2012, interest was not significant. However, in 2011, the net decrease in unrecognized tax benefits noted above resulted in a net reversal of associated accrued interest of approximately $3,900. For 2013, 2012, and 2011, penalties were not significant.
17. UNAPPROVED CHANGE ORDERS, CLAIMS, INCENTIVES AND OTHER CONTRACT RECOVERIES
We recognize revenue associated with unapproved change orders and claims to the extent the related costs have been incurred, the value can be reliably estimated and recovery is probable, and we recognize revenue associated with incentive fees when the value can be reliably estimated and recovery is probable. In addition, we include in contract price amounts contractually recoverable from our customers and consortium partners.
Nuclear Projects—We have consortium agreements (the “Consortium Agreements”) with WEC under which we have contracted with two separate customers (the “Customer Contracts”) for the construction of two nuclear power plants in Georgia (the “Georgia Nuclear Project”) and South Carolina (collectively with the Georgia Nuclear Project, the “Nuclear Projects”). The Nuclear Projects are reflected within our Engineering, Construction and Maintenance and Fabrication Services operating groups. Under the scope of work provided in each of the Consortium Agreements, WEC is primarily responsible for engineering and procurement activities associated with the nuclear island component of the Nuclear Projects, while we are responsible for engineering, procurement and fabrication for the balance of plant and substantially all of the construction activities for the Nuclear Projects. The Customer Contracts provide WEC and us contractual entitlement (“Customer Obligations”) for recovery of certain estimated costs in excess of contractually stipulated amounts. In addition to the aforementioned protections for us under the Customer Contracts, the Consortium Agreements also provide contractual entitlement for us to recover from WEC (“WEC Obligations”) certain estimated costs in excess of contractually stipulated amounts, to the extent not recoverable from our customers. Project price for the Nuclear Projects includes estimated amounts recoverable under the aforementioned Customer Obligations and WEC Obligations.
We have unapproved change orders and claims with our customer for the Georgia Nuclear Project resulting from increased engineering, equipment supply, material and fabrication and construction costs resulting from regulatory-required design changes and delays in our customer’s obtaining the combined operating license (“COL”) for the project. Specifically, we have entered into a formal dispute resolution process on certain claims associated with the shield building, large structural modules and COL issuance delays. At December 31, 2013, we had approximately $838,600 included in project price related to the unapproved change orders and claims. To the extent we are unsuccessful recovering these amounts from our customer, the amounts are contractually recoverable under the aforementioned WEC Obligations. Through December 31, 2013, approximately $85,200 had been recognized as revenue on a cumulative POC basis related to the amounts included in project price. Although we have not reached resolution with our customer for the aforementioned matters, at December 31, 2013, we

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

had received contractually required partial payments from our customer totaling approximately $96,500 related to the unapproved change order and claim amounts.
We believe the amounts included in project price related to the unapproved change orders and claims, and the Customer Obligations and WEC Obligations, are recoverable under the aforementioned provisions of our contractual arrangements and reflect our best estimate of recovery amounts. The Nuclear Projects have long construction durations and the cost estimates cover costs that will be incurred over several years. It is anticipated that these commercial matters may not be resolved in the near term. If we do not resolve these matters for the amounts recorded, or to the extent we are not successful in recovering amounts contractually due under the Customer Obligations or WEC Obligations, or to the extent there are future cost increases on the Nuclear Projects that we cannot recover under either the Customer Obligations or WEC Obligations, it could have an adverse effect on our results of operations, financial position and cash flows.
Other—We had additional unapproved change orders and claims included in project price totaling approximately $97,000 and $47,100 at December 31, 2013 and 2012, respectively, related to other projects within our Engineering, Construction and Maintenance and Fabrication Services operating groups, and incentives of approximately $49,200 at December 31, 2013 for projects in our Engineering, Construction and Maintenance and Government Solutions operating groups. Of these amounts, approximately $88,200 had been recognized as revenue on a cumulative POC basis through December 31, 2013. At December 31, 2013, we also had receivables outstanding for one of our large cost reimbursable projects totaling approximately $127,500 that are significantly past due. Although the amounts may not be received in the near term, the amounts are contractually due under the provisions of our contract. The aforementioned amounts recorded in project price and receivables reflect our best estimate of recovery amounts; however, the ultimate resolution and amounts received could differ from these estimates and could have a material adverse effect on our results of operations, financial position and cash flows.

18. SEGMENT AND RELATED INFORMATION
Segment Information
In conjunction with the Shaw Acquisition, beginning in the first quarter of 2013, our management structure and internal and public segment reporting were aligned based upon the expanded services offered by the following four distinct operating groups, which represent our reportable segments:
Engineering, Construction and Maintenance—Engineering, Construction and Maintenance provides engineering, procurement, and construction for major energy infrastructure facilities, as well as comprehensive and integrated maintenance services. This segment includes our Oil and Gas segment (formerly our Project Engineering and Construction segment) and Shaw’s former Power and Plant Services segments. Revenue of approximately $265,200 and $22,400 and income from operations of approximately $24,200 and $2,200, during 2012 and 2011, respectively, for our large mechanical erection project in the Asia Pacific region we previously reported within our former Steel Plate Structures segment (currently within our Fabrication Services operating group) in the prior years and has been reclassified to our Engineering, Construction and Maintenance operating group to conform to its classification in the current year.
Fabrication Services—Fabrication Services provides fabrication of piping systems, process and nuclear modules, and fabrication and erection of steel plate storage tanks and pressure vessels for the oil and gas, water and wastewater, mining, mineral processing and power generation industries. This segment includes our former Steel Plate Structures segment and Shaw’s former Fabrication and Manufacturing segment. As discussed above, the results of our large LNG mechanical erection project in the Asia Pacific region we previously reported within our former Steel Plate Structures segment are now reported within our Engineering, Construction and Maintenance operating group to conform to its classification in the current year.
Technology—Technology provides licensed process technologies, catalysts, specialized equipment and engineered products for use in petrochemical facilities, oil refineries and gas processing plants, and offers process planning and project development services, and a comprehensive program of aftermarket support. The Technology segment primarily consists of our former Lummus Technology segment.
Government Solutions—Government Solutions leads large, high-profile programs and projects, including design-build infrastructure projects, for federal, state and local governments, and provides full-scale environmental services for government and private sector clients, including remediation and restoration of contaminated sites, emergency response, and disaster recovery. The Government Solutions segment primarily consists of Shaw’s former Environmental and Infrastructure segment.
Our Chief Executive Officer evaluates the performance of these operating groups based upon revenue and income from operations. Each operating group's income from operations reflects corporate costs, allocated based primarily upon revenue. Intersegment revenue is netted against the revenue of the segment receiving the intersegment services. For 2013, intersegment revenue totaled approximately $229,300, and primarily related to services provided by our Fabrication Services operating group

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to our Engineering, Construction and Maintenance operating group. Intersegment revenue for 2012 and 2011 was not significant.
The following tables present total revenue, depreciation and amortization, equity earnings, income from operations, capital expenditures and tangible assets by reporting segment, and 2013 amounts include the results of the Shaw Acquisition:

	Years Ended December 31,
	2013	2012	2011
Revenue
Engineering, Construction and Maintenance	$6,724,567	$3,305,377	$2,312,151
Fabrication Services	2,575,597	1,692,533	1,789,817
Technology	599,195	487,296	448,574
Government Solutions	1,195,168	—	—
Total revenue	$11,094,527	$5,485,206	$4,550,542
Depreciation And Amortization
Engineering, Construction and Maintenance	$70,926	$16,722	$18,548
Fabrication Services	57,660	27,062	28,775
Technology	24,267	22,637	22,861
Government Solutions	27,173	—	—
Total depreciation and amortization	$180,026	$66,421	$70,184
Equity Earnings
Engineering, Construction and Maintenance	$—	$—	$572
Fabrication Services	248	—	—
Technology	22,356	17,931	16,315
Government Solutions	870	—	—
Total equity earnings	$23,474	$17,931	$16,887
Income From Operations
Engineering, Construction and Maintenance	$328,919	$168,467	$93,826
Fabrication Services	259,750	170,780	165,033
Technology	156,835	127,396	96,338
Government Solutions	34,741	—	—
Total operating groups	$780,245	$466,643	$355,197
Acquisition and integration related costs	(95,737)	(11,000)	—
Total income from operations	$684,508	$455,643	$355,197
Capital Expenditures
Engineering, Construction and Maintenance	$16,866	$6,395	$10,587
Fabrication Services	38,529	36,963	22,311
Technology	16,397	28,921	8,047
Government Solutions	18,700	—	—
Total capital expenditures	$90,492	$72,279	$40,945

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2013	2012	2011
Assets
Engineering, Construction and Maintenance	$5,111,251	$1,907,455	$1,210,379
Fabrication Services	2,116,245	1,102,791	1,059,922
Technology	1,077,414	1,319,429	1,009,048
Government Solutions	1,084,683	—	—
Total assets	$9,389,593	$4,329,675	$3,279,349
Geographic Information
The following table presents total revenue by country for those countries with revenue in excess of 10% of consolidated revenue during a given year based upon the location of the applicable projects:

	Years Ended December 31,
	2013	2012	2011
Revenue by Country
United States	$5,007,899	$1,114,148	$831,534
Australia	1,574,253	666,688	351,081
Colombia	1,035,450	917,553	694,565
Canada	820,243	665,907	509,038
Papua New Guinea	757,657	606,532	461,148
Other (1)	1,899,025	1,514,378	1,703,176
Total revenue	$11,094,527	$5,485,206	$4,550,542

(1)	Revenue earned in other countries, including The Netherlands (our country of domicile), was not individually greater than 10% of our consolidated revenue in 2013, 2012 or 2011.
Our long-lived assets are primarily goodwill, other intangible assets and property and equipment. At December 31, 2013, 2012 and 2011, approximately 80%, 65% and 65% of these net assets were located in the U.S., respectively, while our remaining assets were strategically located throughout the world. Our long-lived assets attributable to operations in The Netherlands were not significant at December 31, 2013, 2012, or 2011.
Significant Customers
For 2013, revenue for a customer in our Engineering, Construction and Maintenance and Fabrication Services operating groups was $1,190,787 (approximately 11% of our total 2013 revenue). For 2012 and 2011, revenue for one of our Engineering, Construction and Maintenance customers was $914,970 (approximately 17% of our total 2012 revenue) and $690,923 (approximately 15% of our total 2011 revenue), respectively.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19. QUARTERLY OPERATING RESULTS (UNAUDITED)
The following table presents selected unaudited consolidated financial information on a quarterly basis for 2013 and 2012:
Quarter Ended 2013 (1)

	March 31	June 30	Sept. 30	Dec. 31 (3)
	(In thousands, except per share data)
Revenue	$2,251,429	$2,850,791	$2,992,050	$3,000,257
Gross profit	$246,144	$297,091	$316,569	$339,206
Acquisition and integration related costs (2)	$61,256	$9,964	$5,257	$19,260
Net income	$42,872	$119,700	$132,963	$217,055
Net income attributable to CB&I	$33,608	$106,043	$117,688	$196,781
Net income attributable to CB&I per share—basic	$0.33	$0.99	$1.10	$1.83
Net income attributable to CB&I per share—diluted	$0.32	$0.98	$1.08	$1.80
Quarter Ended 2012

	March 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share data)
Revenue	$1,201,267	$1,299,529	$1,446,942	$1,537,468
Gross profit	$153,264	$158,885	$188,890	$197,668
Acquisition and integration related costs (2)	$—	$1,500	$3,500	$6,000
Net income	$60,974	$72,844	$86,253	$96,992
Net income attributable to CB&I	$59,487	$72,320	$80,231	$89,617
Net income attributable to CB&I per share—basic	$0.61	$0.75	$0.83	$0.93
Net income attributable to CB&I per share—diluted	$0.60	$0.74	$0.82	$0.91

(1)	The operating results of the Shaw Acquisition were included in our 2013 results of operations from the Acquisition Closing Date (February 13, 2013).

(2)
For 2013 and 2012, acquisition-related costs primarily included transaction costs, professional fees, and change-in-control and severance-related costs associated with the Shaw Acquisition, while integration-related costs in 2013 primarily related to facility consolidations and the associated accelerated lease costs for vacated facilities and personnel relocation costs.

(3)
Income tax benefit for the fourth quarter 2013 includes a benefit of $77,800 resulting from the reversal of valuation allowance associated with our U.K. net operating loss deferred tax asset and certain U.S. foreign tax credits.

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
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the three-month period ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Management’s Report on Internal Controls at December 31, 2013 is included in Item 8.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
We have adopted a code of ethics that applies to the CEO, the CFO and the Corporate Controller, as well as our directors and all employees. Our code of ethics can be found at our Internet website “www.cbi.com” and is incorporated herein by reference.
We submitted a Section 12(a) CEO certification to the New York Stock Exchange in 2013. Also during 2013, we filed with the Securities Exchange Commission certifications, pursuant to Rule 13A-14 of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as Exhibits 31.1 and 31.2 to this Form 10-K.
Information appearing under “Committees of the Supervisory Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2014 Proxy Statement is incorporated herein by reference. Additionally, information regarding our supervisory directors, executive officers and nominees for supervisory director appears under “Item 1 Election of One Member of the Supervisory Board to Serve until 2016”, Item 2 Election of Three Members of the Supervisory Board to Serve until 2017" and “Common Stock Ownership By Certain Persons and Management” in the Company’s 2014 Proxy Statement and is incorporated herein by reference.
Item 11. Executive Compensation
Information appearing under “Executive Compensation,” “Committees of the Supervisory Board,” “Determining the Form and Amount of Compensation Elements to Meet Our Compensation Objectives,” “Executive Officer Compensation Tables,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change of Control” and “Director Compensation” in the 2014 Proxy Statement is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information appearing under “Common Stock Ownership By Certain Persons and Management” in the 2014 Proxy Statement is incorporated herein by reference. In addition, disclosure regarding equity compensation plan information in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of Part II of this report is herein incorporated by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information appearing under “Certain Transactions” in the 2014 Proxy Statement is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Information appearing under “Committees of the Supervisory Board – Audit Fees” in the 2014 Proxy Statement is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
Financial Statements
The following Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm included under Item 8 of Part II of this report are herein incorporated by reference:
Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Operations—For the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income—For the years ended December 31, 2013, 2012 and 2011
Consolidated Balance Sheets—As of December 31, 2013 and 2012
Consolidated Statements of Cash Flows—For the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Changes in Shareholders’ Equity—For the years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements
Financial Statement Schedules
All schedules have been omitted because the schedules are not applicable, the required information is not in amounts sufficient to require submission of the schedule, or the information required is shown in the Consolidated Financial Statements or notes thereto previously included under Item 8 of Part II of this report.
Quarterly financial data for the years ended December 31, 2013 and 2012 is shown in the Notes to Consolidated Financial Statements previously included under Item 8 of Part II of this report.
Exhibits
The Exhibit Index on page 94 and Exhibits being filed are submitted as a separate section of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chicago Bridge & Iron Company N.V.

/s/ Philip K. Asherman
Philip K. Asherman
(Authorized Signer)
Date: February 27, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2014.

Signature	Title
/s/ Philip K. Asherman	President and Chief Executive Officer
Philip K. Asherman	(Principal Executive Officer)
Supervisory Director

/s/ Ronald A. Ballschmiede	Executive Vice President and Chief Financial Officer
Ronald A. Ballschmiede	(Principal Financial Officer)

/s/ Westley S. Stockton	Vice President, Corporate Controller
Westley S. Stockton	and Chief Accounting Officer
(Principal Accounting Officer)

/s/ L. Richard Flury	Supervisory Director and Non-Executive Chairman
L. Richard Flury

/s/ James R. Bolch	Supervisory Director
James R. Bolch

/s/ Deborah M. Fretz	Supervisory Director
Deborah M. Fretz

/s/ W. Craig Kissel	Supervisory Director
W. Craig Kissel

/s/ Larry D. McVay	Supervisory Director
Larry D. McVay

/s/ Michael L. Underwood	Supervisory Director
Michael L. Underwood

/s/ Marsha C. Williams	Supervisory Director
Marsha C. Williams

Registrant’s Agent for Service in the United States

/s/ Richard E. Chandler, Jr.
Richard E. Chandler, Jr.

EXHIBIT INDEX

2.1 (12)
Share Sale and Purchase Agreement dated as of August 24, 2007 by and among ABB Holdings Inc., ABB Holdings B.V., ABB Asea Brown Boveri Ltd., Chicago Bridge & Iron Company, Chicago Bridge & Iron Company B.V. and Chicago Bridge & Iron Company N.V.

2.2 (23)	Transaction Agreement, dated as of July 30, 2012, by and among The Shaw Group, Inc., Chicago Bridge & Iron Company N.V. and Crystal Acquisition Subsidiary Inc.
3 (10)	Amended Articles of Association of the Company (English translation)
4 (2)	Specimen Stock Certificate
10.1 (2)	Form of Indemnification Agreement between the Company and its Supervisory and Managing Directors
10.2 (3)	The Company’s Deferred Compensation Plan
(a) Amendment of Section 4.4 of the Company's Deferred Compensation Plan (7)
10.3 (3)	The Company’s Excess Benefit Plan
(a) Amendments of Sections 2.13 and 4.3 of the Company's Excess Benefit Plan (8)
10.4 (2)	Form of the Company’s Supplemental Executive Death Benefits Plan
10.5 (2)	Separation Agreement
10.6 (2)	Form of Amended and Restated Tax Disaffiliation Agreement
10.7 (2)	Employee Benefits Agreement
10.8 (2)	Conforming Agreement
10.9 (4)	The Company’s Supervisory Board of Directors Fee Payment Plan
10.10 (4)	The Company’s Supervisory Board of Directors Stock Purchase Plan
10.11 (14)	The Chicago Bridge & Iron 2008 Long-Term Incentive Plan As Amended May 8, 2008
(a) 2009 Amendment to the Chicago Bridge & Iron 2008 Long-Term Incentive Plan (16)
10.12 (5)	The Company’s Incentive Compensation Program
10.13 (1)	Chicago Bridge & Iron Savings Plan as amended and restated as of January 1, 2014
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
10.17 (13)
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

10.18 (15)
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

10.19 (24)
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

10.20 (6)	Chicago Bridge & Iron 2001 Employee Stock Purchase Plan
(a) 2009 Amendment to Chicago Bridge & Iron 2001 Employee Stock Purchase Plan (17)
10.21 (18)	Sales Agency Agreement, dated August 18, 2009, between Chicago Bridge & Iron N.V. and Calyon Securities (USA) Inc.
(a) Amendment to the Sales Agency Agreement (21)
10.22 (20)	Third Amended and Restated Credit Agreement dated July 23, 2010
(a) Exhibits and Schedules to the Third Amended and Restated Credit Agreement (20)
(b) Joinder to the Third Amended and Restated Credit Agreement (20)
(c) Amendment No. 1, dated as of October 14, 2011, to the Third Amended and Restated Credit Agreement (22)
(d) Amendment No. 2, dated as of December 21, 2012, to the Third Amended and Restated Credit Agreement (24)
10.23 (23)
Commitment Letter, dated as of July 30, 2012, by and among Chicago Bridge & Iron Company N.V., Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Crédit Agricole Corporate and Investment Bank.

10.24 (24)
Revolving Credit Agreement, dated as of December 21, 2012, by and among Chicago Bridge & Iron Company N.V., Chicago Bridge & Iron Company (Delaware), the Other Subsidiary Borrowers, Bank of America, N.A., as Administrative Agent and Swing Line Lender, Crédit Agricole Corporate and Investment Bank as Syndication Agent, and the lenders and other financial institutions party thereto

Amendment No. 1, dated as of October 28, 2013, to the Revolving Credit Agreement (26)
10.25 (24)
Term Loan Agreement, dated December 21, 2012, by and among Chicago Bridge & Iron Company N.V., Chicago Bridge & Iron Company (Delaware), Bank of America, N.A., as Administrative Agent, Crédit Agricole Corporate and Investment Bank as Syndication Agent, and the lenders and other financial institutions party thereto

Amendment No. 1, dated as of October 28, 2013, to the Term Loan Agreement (26)
10.26 (25)	Note Purchase and Guarantee Agreement dated December 27, 2012
10.27 (1)	The Shaw Group Inc. 401(k) Plan as amended and restated as of January 1, 2014
10.28 (28)	The Shaw Group Inc. 2008 Omnibus Incentive Plan
10.29 (29)	Form of Employee Incentive Stock Option Award under The Shaw Group Inc. 2008 Omnibus Incentive Plan
10.30 (29)	Form of Employee Nonqualified Stock Option Award Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan
10.31 (29)	Form of Canadian Employee Incentive Stock Option Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan
10.32 (30)	Form of Nonemployee Director Nonqualified Stock Option Award Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan
10.33 (30)	Form of Nonemployee Director Restricted Stock Unit Award Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan
10.34 (32)	Form of Employee Restricted Stock Unit Award Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan
10.35 (32)	Form of Employee Performance Cash Unit Award Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan

10.36 (32)	Form of Employee Cash Settled Restricted Stock Unit Award Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan
10.37 (32)	Form of Section 16 Officer Restricted Stock Unit Award Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan
10.38 (32)	Form of Section 16 Officer Performance Cash Unit Award Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan
10.39 (27)
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

10.41 (27)	Put Option Agreement, dated as of October 13, 2006, between NEH and Toshiba related to shares in the US acquisition company
10.42 (27)	Put Option Agreement, dated as of October 13, 2006, between NEH and Toshiba related to shares in the UK acquisition company
10.43 (27)
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

10.45 (27)	Bond Trust Deed, dated October 13, 2006, between NEH and The Bank of New York, as trustee
10.46 (27)	Parent Pledge Agreement, dated October 13, 2006, between the Company and The Bank of New York
10.47 (27)	Issuer Pledge Agreement, dated October 13, 2006, between NEH and The Bank of New York
10.48 (27)	Deed of Charge, dated October 13, 2006, among NEH, The Bank of New York, as trustee, and Morgan Stanley Capital Services Inc., as swap counterparty
10.49 (27)	Transferable Irrevocable Direct Pay Letter of Credit (Principal Letter of Credit) effective October 13, 2006 of Bank of America in favor of NEH
10.50 (27)	Transferable Irrevocable Direct Pay Letter of Credit (Interest Letter of Credit) effective October 13, 2006 of Bank of America in favor of NEH
10.51 (27)	Reimbursement Agreement dated as of October 13, 2006, between the Company and Toshiba
10.52 (31)
Credit Agreement between Nuclear Innovation North America LLC, Nina Investments Holdings LLC, Nuclear Innovation North America Investments Llc, Nina Texas 3 LLC and Nina Texas 4 LLC Dated November 29, 2010

10.53 (31)
First Lien Intercreditor Agreement Dated As Of November 29, 2010, Among Nuclear Innovation North America LLC, Nina Investments Holdings LLC, Nuclear Innovation North America Investments LLC, Nina Texas 3 Llc and Nina Texas 4 LLC, The Other Grantors Party Hereto, Toshiba America Nuclear Energy Corporation, as Toshiba Collateral Agent, and The Shaw Group Inc., As Shaw Collateral Agent

10.54 (26)
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

16.1 (9)	Letter Regarding Change in Certifying Auditor
21.1 (1)	List of Significant Subsidiaries
23.1 (1)	Consent and Report of the Independent Registered Public Accounting Firm
31.1 (1)	Certification of the Company's Chief Executive Officer pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 (1)	Certification of the Company's Chief Financial Officer pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 (1)	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 (1)	Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS (1),(33)	XBRL Instance Document
101.SCH (1),(33)	XBRL Taxonomy Extension Schema Document
101.CAL (1),(33)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (1),(33)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB (1),(33)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE (1),(33)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith

(2)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-18065)

(3)	Incorporated by reference from the Company’s 1997 Form 10-K filed March 31, 1998

(4)	Incorporated by reference from the Company’s 1998 Form 10-Q filed November 12, 1998

(5)	Incorporated by reference from the Company’s 1999 Form 10-Q filed May 14, 1999

(6)	Incorporated by reference from Exhibit B of the Company’s 2001 Definitive Proxy Statement filed April 10, 2001

(7)	Incorporated by reference from the Company’s 2003 Form 10-K filed March 15, 2004

(8)	Incorporated by reference from the Company’s 2004 Form 10-Q filed August 9, 2004

(9)	Incorporated by reference from the Company’s 2005 Form 8-K filed April 5, 2005

(10)	Incorporated by reference from the Company’s 2005 Form 10-Q filed August 8, 2005

(11)	Incorporated by reference from the Company’s 2006 Form 10-Q filed November 9, 2006

(12)	Incorporated by reference from the Company’s 2007 Form 8-K filed August 30, 2007

(13)	Incorporated by reference from the Company’s 2007 Form 8-K filed November 21, 2007

(14)	Incorporated by reference from Annex B of the Company’s 2008 Definitive Proxy Statement filed April 8, 2008

(15)	Incorporated by reference from the Company’s 2008 Form 10-Q filed August 6, 2008

(16)	Incorporated by reference from Annex B of the Company’s 2009 Definitive Proxy Statement filed March 25, 2009

(17)	Incorporated by reference from Annex D of the Company’s 2009 Definitive Proxy Statement filed March 25, 2009

(18)	Incorporated by reference from the Company’s 2009 Form 8-K filed August 18, 2009

(19)	Incorporated by reference from the Company’s 2009 Form 10-K dated February 23, 2010

(20)	Incorporated by reference from the Company’s 2010 Form 10-Q filed July 27, 2010

(21)	Incorporated by reference from the Company’s 2011 Form 10-Q filed July 22, 2011

(22)	Incorporated by reference from the Company’s 2011 Form 10-Q filed October 26, 2011

(23)	Incorporated by reference from the Company’s 2012 Form 8-K filed August 1, 2012

(24)	Incorporated by reference from the Company’s 2012 Form 8-K filed December 28, 2012

(25)	Incorporated by reference from the Company’s 2012 Form 8-K filed January 4, 2013

(26)	Incorporated by reference from the Company’s 2013 Form 10-Q filed October 30, 2013

(27)	Incorporated by reference from The Shaw Group Inc.’s Form 8-K filed October 18, 2006

(28)	Incorporated by reference from The Shaw Group Inc.’s Form 10-Q filed April 9, 2009

(29)	Incorporated by reference from The Shaw Group Inc.’s Form 10-Q filed January 6, 2010

(30)	Incorporated by reference from The Shaw Group Inc.’s Form 10-Q filed April 7, 2010

(31)	Incorporated by reference from The Shaw Group Inc.’s Form 10-Q filed January 6, 2011

(32)	Incorporated by reference from The Shaw Group Inc.’s Form 10-K filed October 19, 2012

(33)
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, (iii) the Consolidated Balance Sheets as of December 31, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, (v) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011, and (vi) the Notes to Consolidated Financial Statements.