Form 10-Q
period 2014-03-31
CHICAGO BRIDGE & IRON CO N V
filed 2014-04-24
CIK 1027884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to
Commission File Number 1-12815

  CHICAGO BRIDGE & IRON COMPANY N.V.
Incorporated in The Netherlands IRS Identification Number: Not Applicable

 Prinses Beatrixlaan 35
2595 AK The Hague
The Netherlands
31-70-3732010
(Address and telephone number of principal executive offices)

Oostduinlaan 75
2596 JJ The Hague
The Netherlands
(Former address of principal executive offices)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of the registrant’s common stock as of April 15, 2014 – 108,110,418

CHICAGO BRIDGE & IRON COMPANY N.V.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
Revenue	$2,928,132	$2,251,429
Cost of revenue	2,626,730	2,005,285
Gross profit	301,402	246,144
Selling and administrative expense	119,167	93,968
Intangibles amortization	16,234	9,188
Equity earnings	(4,165)	(4,485)
Other operating income, net	(384)	(297)
Acquisition and integration related costs	8,067	61,256
Income from operations	162,483	86,514
Interest expense	(18,887)	(22,746)
Interest income	2,060	1,871
Income before taxes	145,656	65,639
Income tax expense	(42,910)	(22,767)
Net income	102,746	42,872
Less: Net income attributable to noncontrolling interests	(13,795)	(9,264)
Net income attributable to CB&I	$88,951	$33,608

Net income attributable to CB&I per share:
Basic	$0.83	$0.33
Diluted	$0.82	$0.32
Weighted average shares outstanding:
Basic	107,677	101,802
Diluted	109,113	103,507
Cash dividends on shares:
Amount	$7,559	$5,345
Per share	$0.07	$0.05
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
Net income	$102,746	$42,872
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	5,531	(13,043)
Change in unrealized fair value of cash flow hedges	(990)	(1,731)
Change in unrecognized prior service pension credits/costs	(43)	(192)
Change in unrecognized actuarial pension gains/losses	1,795	4,897
Comprehensive income	109,039	32,803
Less: Net income attributable to noncontrolling interests	(13,795)	(9,264)
Less: Change in cumulative translation adjustment attributable to noncontrolling interests	(1,651)	(883)
Comprehensive income attributable to CB&I	$93,593	$22,656
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and cash equivalents ($170,472 and $153,485 related to variable interest entities ("VIEs"))	$420,163	$420,502
Accounts receivable, net ($179,414 and $151,241 related to VIEs)	1,273,563	1,385,448
Inventory	292,019	302,987
Costs and estimated earnings in excess of billings ($86,920 and $59,092 related to VIEs)	647,878	566,718
Deferred income taxes	574,966	555,589
Other current assets ($55,059 and $31,487 related to VIEs)	179,358	158,321
Total current assets	3,387,947	3,389,565
Equity investments	90,867	101,754
Property and equipment, net ($23,954 and $24,655 related to VIEs)	780,122	788,797
Deferred income taxes	92,570	110,142
Goodwill	4,225,687	4,226,468
Other intangibles, net	611,570	627,723
Other non-current assets	145,313	145,144
Total assets	$9,334,076	$9,389,593
Liabilities
Revolving facility debt	$334,754	$115,000
Current maturities of long-term debt	100,000	100,000
Accounts payable ($205,014 and $200,721 related to VIEs)	1,156,640	1,157,478
Accrued liabilities	702,759	699,506
Billings in excess of costs and estimated earnings ($49,627 and $29,670 related to VIEs)	2,378,901	2,720,251
Deferred income taxes	6,411	5,389
Total current liabilities	4,679,465	4,797,624
Long-term debt	1,600,000	1,625,000
Other non-current liabilities	375,055	387,555
Deferred income taxes	64,438	71,976
Total liabilities	6,718,958	6,882,155
Shareholders’ Equity
Common stock, Euro .01 par value; shares authorized: 250,000; shares issued: 108,132 and 107,857; shares outstanding: 108,040 and 107,478	1,279	1,275
Additional paid-in capital	748,167	753,742
Retained earnings	1,814,801	1,733,409
Treasury stock, at cost: 92 and 379 shares	(7,628)	(23,914)
Accumulated other comprehensive loss	(115,291)	(119,933)
Total CB&I shareholders’ equity	2,441,328	2,344,579
Noncontrolling interests	173,790	162,859
Total shareholders’ equity	2,615,118	2,507,438
Total liabilities and shareholders’ equity	$9,334,076	$9,389,593
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
Cash Flows from Operating Activities
Net income	$102,746	$42,872
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	45,625	28,637
Deferred taxes	6,616	65,309
Stock-based compensation expense	41,142	38,072
Equity earnings	(4,165)	(4,485)
Gain on property and equipment transactions	(384)	(297)
Unrealized loss on foreign currency hedge ineffectiveness	2,865	1,756
Excess tax benefits from stock-based compensation	(12,930)	(10,756)
Changes in operating assets and liabilities:
Decrease (increase) in receivables, net	111,885	(153,647)
Change in contracts in progress, net	(422,510)	(180,030)
Decrease (increase) in inventory	10,968	(4,302)
Decrease in accounts payable	(838)	(28,720)
(Increase) decrease in other current and non-current assets	(20,401)	22,515
Decrease in accrued and other non-current liabilities	(11,923)	(137,964)
Decrease in equity investments	15,237	351
Change in other, net	(9,685)	8,474
Net cash used in operating activities	(145,752)	(312,215)
Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	—	(1,713,333)
Capital expenditures	(26,485)	(14,932)
Proceeds from sale of property and equipment	4,459	613
Change in other, net	—	(24,699)
Net cash used in investing activities	(22,026)	(1,752,351)
Cash Flows from Financing Activities
Revolving facility borrowings, net	219,754	116,177
Term loan borrowings	—	1,000,000
Cash withdrawn from restricted cash and cash equivalents (Senior Notes)	—	800,000
Cash withdrawn from restricted cash and cash equivalents (Westinghouse-related debt)	—	1,309,022
Repayment of Westinghouse-related debt	—	(1,353,694)
Repayments on term loan	(25,000)	(18,750)
Excess tax benefits from stock-based compensation	12,930	10,756
Purchase of treasury stock	(54,946)	(23,764)
Issuance of stock	11,586	14,889
Dividends paid	(7,559)	(5,345)
Distributions to noncontrolling interests	(4,515)	(1,065)
Revolving facility and deferred financing costs	—	(26,987)
Net cash provided by financing activities	152,250	1,821,239
Effect of exchange rate changes on cash and cash equivalents	15,189	(7,242)
Decrease in cash and cash equivalents	(339)	(250,569)
Cash and cash equivalents, beginning of the year	420,502	643,395
Cash and cash equivalents, end of the period	$420,163	$392,826

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except per share data)

	Common Stock		Additional Paid-In	Retained	Treasury Stock		Accumulated Other Comprehensive	Non - controlling	Total Shareholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Interests	Equity
(Unaudited)
Balance at December 31, 2013	107,478	$1,275	$753,742	$1,733,409	379	$(23,914)	$(119,933)	$162,859	$2,507,438
Net income	—	—	—	88,951	—	—	—	13,795	102,746
Change in cumulative translation adjustment, net	—	—	—	—	—	—	3,880	1,651	5,531
Change in unrealized fair value of cash flow hedges, net	—	—	—	—	—	—	(990)	—	(990)
Change in unrecognized prior service pension credits/costs, net	—	—	—	—	—	—	(43)	—	(43)
Change in unrecognized actuarial pension gains/losses, net	—	—	—	—	—	—	1,795	—	1,795
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4,515)	(4,515)
Dividends paid ($0.07 per share)	—	—	—	(7,559)	—	—	—	—	(7,559)
Stock-based compensation expense	—	—	41,142	—	—	—	—	—	41,142
Issuance to treasury stock	—	4	22,091	—	275	(22,095)	—	—	—
Purchase of treasury stock	(716)	—	—	—	716	(54,946)	—	—	(54,946)
Issuance of stock	1,278	—	(68,808)	—	(1,278)	93,327	—	—	24,519
Balance at March 31, 2014	108,040	$1,279	$748,167	$1,814,801	92	$(7,628)	$(115,291)	$173,790	$2,615,118

	Common Stock		Additional Paid-In	Retained	Stock Held in Trust		Treasury Stock		Accumulated Other Comprehensive	Non - controlling	Total Shareholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Shares	Amount	(Loss) Income	Interests	Equity
(Unaudited)
Balance at December 31, 2012	96,835	$1,190	$363,417	$1,300,742	316	$(3,031)	4,688	$(193,533)	$(101,032)	$28,557	$1,396,310
Net income	—	—	—	33,608	—	—	—	—	—	9,264	42,872
Change in cumulative translation adjustment, net	—	—	—	—	—	—	—	—	(13,926)	883	(13,043)
Change in unrealized fair value of cash flow hedges, net	—	—	—	—	—	—	—	—	(1,731)	—	(1,731)
Change in unrecognized prior service pension credits/costs, net	—	—	—	—	—	—	—	—	(192)	—	(192)
Change in unrecognized actuarial pension gains/losses, net	—	—	—	—	—	—	—	—	4,897	—	4,897
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,065)	(1,065)
Dividends paid ($0.05 per share)	—	—	—	(5,345)	—	—	—	—	—	—	(5,345)
Stock-based compensation expense	—	—	38,072	—	—	—	—	—	—	—	38,072
Business acquisitions	8,893	85	398,366	—	—	—	(2,559)	100,125	—	36,665	535,241
Issuance of treasury stock to trust	98	—	896	—	98	(5,245)	(98)	4,349	—	—	—
Release of trust shares	—	—	1,537	—	(301)	2,537	—	—	—	—	4,074
Purchase of treasury stock	(446)	—	—	—	—	—	446	(23,764)	—	—	(23,764)
Issuance of stock	1,612	—	(49,808)	—	—	—	(1,612)	71,038	—	—	21,230
Balance at March 31, 2013	106,992	$1,275	$752,480	$1,329,005	113	$(5,739)	865	$(41,785)	$(111,984)	$74,304	$1,997,556

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
($ and share values in thousands, except per share data)
(Unaudited)
1. ORGANIZATION AND NATURE OF OPERATIONS
Organization and Nature of Operations—Chicago Bridge & Iron Company N.V. (“CB&I” or the “Company”) provides a wide range of services, including conceptual design, technology, engineering, procurement, fabrication, modularization, construction, commissioning, maintenance, program management and environmental services to customers in the energy infrastructure market throughout the world, and is a provider of diversified government services. Our business is aligned into four principal operating groups: (1) Engineering, Construction and Maintenance, (2) Fabrication Services, (3) Technology, and (4) Environmental Solutions (formerly Government Solutions). See Note 16 for a discussion of our operating groups.
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation—The accompanying unaudited interim Condensed Consolidated Financial Statements (“Financial Statements”) are prepared in accordance with the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP”). These Financial Statements include all wholly-owned subsidiaries and those entities which we are required to consolidate. See the “Partnering Arrangements” section of this footnote for further discussion of our consolidation policy for those entities that are not wholly-owned. We believe these Financial Statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our results of operations for the three months ended March 31, 2014 and 2013, our financial position as of March 31, 2014 and our cash flows for the three months ended March 31, 2014 and 2013. The December 31, 2013 Condensed Consolidated Balance Sheet was derived from our December 31, 2013 audited Consolidated Balance Sheet.
We believe the disclosures accompanying these Financial Statements are adequate to make the information presented not misleading. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC for interim reporting periods. The results of operations and cash flows for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying Financial Statements should be read in conjunction with our Consolidated Financial Statements and notes thereto included in our 2013 Annual Report on Form 10-K (“2013 Annual Report”).
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
Revenue Recognition—Our revenue is primarily derived from long-term contracts and is generally recognized using the percentage of completion (“POC”) method, primarily based on the percentage that actual costs-to-date bear to total estimated costs to complete each contract. We follow the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Revenue Recognition Topic 605-35 for accounting policies relating to our use of the POC method, estimating costs, and revenue recognition, including the recognition of incentive fees, unapproved change orders and claims, and combining and segmenting contracts. We primarily utilize the cost-to-cost approach to estimate POC as we believe this method is less subjective than relying on assessments of physical progress. Under the cost-to-cost approach, the use of estimated costs to complete each contract is a significant variable in the process of determining recognized revenue and is a significant factor in the accounting for contracts. Significant estimates that impact the cost to complete each contract are costs of engineering, materials, components, equipment, labor and subcontracts; labor productivity; schedule durations, including subcontract and supplier progress; liquidated damages; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts in progress. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates. Backlog for each of our operating groups generally consists of several hundred contracts, and although our results are impacted by changes in estimated project margins, in the current period and for the past several years, such aggregate variations have not resulted in a

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

material net impact to our income from operations. For the three months ended March 31, 2014, we had no individual projects with significant changes in estimated margins and for the three months ended March 31, 2013, individual projects with significant changes in estimated margins did not have a material net impact on our income from operations.
Our long-term contracts are awarded on a competitive bid and negotiated basis and the timing of revenue recognition may be impacted by the terms of such contracts. We use a range of contracting options, including cost-reimbursable, fixed-price and hybrid, which has both cost-reimbursable and fixed-price characteristics. Fixed-price contracts, and hybrid contracts with a more significant fixed-price component, tend to provide us with greater control over project schedule and the timing of when work is performed and costs are incurred, and accordingly, when revenue is recognized. Cost-reimbursable contracts, and hybrid contracts with a more significant cost-reimbursable component, generally provide our customers with greater influence over the timing of when we perform our work, and accordingly, such contracts often result in less predictability with respect to the timing of revenue recognition. Contract revenue for our long-term contracts recognized under the POC method reflects the original contract price adjusted for approved change orders and estimated recoveries for incentive fees, unapproved change orders and claims. We recognize revenue associated with incentive fees when the value can be reliably estimated and recovery is probable. We recognize revenue associated with unapproved change orders and claims to the extent the related costs have been incurred, the value can be reliably estimated and recovery is probable. Our recorded incentive fees, unapproved change orders and claims reflect our best estimate of recovery amounts; however, the ultimate resolution and amounts received could differ from these estimates. See Note 15 for additional discussion of our recorded unapproved change orders, claims, incentives and other contract recoveries.
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
Cost of revenue for our long-term contracts includes direct contract costs, such as materials and labor, and indirect costs that are attributable to contract activity. The timing of when we bill our customers is generally dependent upon advance billing terms, completion of certain phases of the work, or when services are provided. Cumulative costs and estimated earnings recognized to-date in excess of cumulative billings is reported on the Condensed Consolidated Balance Sheet (“Balance Sheet”) as costs and estimated earnings in excess of billings. Cumulative billings in excess of cumulative costs and estimated earnings recognized to-date is reported on the Balance Sheet as billings in excess of costs and estimated earnings. At March 31, 2014 and December 31, 2013, we had billings to customers on our long-term contracts of $18,982,146 and $16,113,591, respectively, netted within costs and estimated earnings in excess of billings, and billings to customers of $23,115,520 and $25,436,810, respectively, netted within billings in excess of costs and estimated earnings. Any uncollected billed revenue, including contract retentions, is reported as accounts receivable. At March 31, 2014 and December 31, 2013, accounts receivable included contract retentions of approximately $72,400 and $68,600, respectively. Contract retentions due beyond one year were not material at March 31, 2014 or December 31, 2013.
Revenue for our service contracts that do not satisfy the criteria for revenue recognition under the POC method is recorded at the time services are performed. Revenue associated with incentive fees for these contracts is recognized when earned. Unbilled receivables for our service contracts are recorded within accounts receivable and were $85,980 and $79,979 at March 31, 2014 and December 31, 2013, respectively.
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
Our billed and unbilled revenue may be exposed to potential credit risk if our customers should encounter financial difficulties, and we maintain reserves for specifically-identified potential uncollectible receivables. At March 31, 2014 and December 31, 2013, our allowances for doubtful accounts were not material.
Other Operating Expense (Income), Net—Other operating expense (income), net, generally represents losses (gains) associated with the sale or disposition of property and equipment.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition and Integration Related Costs—For the three months ended March 31, 2014, integration-related costs of $8,067 primarily related to facility consolidations, including the associated accrued future lease costs for vacated facilities and unutilized capacity, personnel relocation and severance-related costs, and systems integration and other integration-related costs. For the three months ended March 31, 2013, acquisition and integration related costs of $61,256 primarily included transaction costs, professional fees, and change-in-control and severance-related costs.
Impairment of Long-Lived Assets—Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually at our reporting unit level, absent any indicators of impairment. Our Engineering, Construction and Maintenance operating group includes three reporting units, our Fabrication Services operating group includes two reporting units, and our Technology and Environmental Solutions operating groups each represent a reporting unit. We perform our annual impairment assessment during the fourth quarter of each year based upon balances as of the beginning of that year’s fourth quarter. As part of our annual impairment assessment, in the fourth quarter of 2013, we performed a quantitative assessment of goodwill for each of our reporting units. We utilized an income approach (discounted cash flow method) to value our reporting units and test for impairment as we believe this is the most direct approach to incorporate the specific economic attributes and risk profiles of our reporting units into our valuation model. This is consistent with the methodology used for our annual impairment assessment in previous years. We generally do not utilize a market approach given the difficulty in identifying relevant market transactions and the volatility of markets from which transactions are derived. Based upon this quantitative assessment, no impairment charge was necessary during 2013, as the fair value of each of the reporting units acquired in 2013 exceeded their respective net book value and the fair value of all other reporting units significantly exceeded their respective net book values. During the three months ended March 31, 2014, no indicators of goodwill impairment were identified. If, based on future assessments, our goodwill is deemed to be impaired, the impairment would result in a charge to earnings in the year of impairment.
We amortize our finite-lived intangible assets on a straight-line basis with lives ranging from 2 to 20 years, absent any indicators of impairment. We review tangible assets and finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, the estimated future cash flow associated with the asset or asset group will be compared to the asset’s carrying amount to determine if impairment exists. During the three months ended March 31, 2014, we noted no indicators of impairment. See Note 6 for further discussion regarding goodwill and other intangible assets.
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
Foreign Currency—The nature of our business activities involves the management of various financial and market risks, including those related to changes in foreign currency exchange rates. The effects of translating financial statements of foreign operations into our reporting currency are recognized as a cumulative translation adjustment in Accumulated Other Comprehensive Income (loss) (“AOCI”) which is net of tax, where applicable. Foreign currency exchange gains (losses) are included within cost of revenue and were not material for the three months ended March 31, 2014 and 2013.
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

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•
Interest Rate Derivatives—During the three months ended March 31, 2014, we continued to utilize a swap arrangement to hedge against interest rate variability associated with $454,500 of our remaining $900,000 unsecured term loan (the “Term Loan”). The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Loan at inception and through March 31, 2014. Accordingly, changes in the fair value of the swap arrangement are included in AOCI until the associated underlying exposure impacts our earnings.

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
Income Taxes—Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis using currently enacted income tax rates for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any net deferred tax assets (“DTA(s)”) if, based upon the available evidence, it is more likely than not that some or all of the DTAs will not be realized. The final realization of DTAs depends upon our ability to generate sufficient future taxable income of the appropriate character and in the appropriate jurisdictions.
We provide income tax and associated interest reserves, where applicable, in situations where we have and have not received tax assessments. Tax and associated interest reserves are provided in those instances where we consider it more likely than not that additional tax will be due in excess of amounts reflected in income tax returns filed worldwide. At March 31, 2014 and December 31, 2013, our reserves totaled approximately $14,300. If these income tax reserves are ultimately unnecessary, approximately $11,100 would impact the effective tax rate as we are contractually indemnified for the remaining balances. We continually review our exposure to additional income tax obligations and, as further information is known or events occur, changes in our tax and interest reserves may be recorded within income tax expense and interest expense, respectively.
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
If at any time a venture qualifies as a VIE, we perform a qualitative assessment to determine whether we are the primary beneficiary of the VIE and, therefore, need to consolidate the VIE. We are the primary beneficiary if we have (1) the power to direct the economically significant activities of the VIE and (2) the right to receive benefits from, and obligation to absorb losses of, the VIE. If the venture is a VIE and we are the primary beneficiary, or we otherwise have the ability to control the venture, we consolidate the venture. If we are not determined to be the primary beneficiary of the VIE, or only have the ability to significantly influence, rather than control the venture, we do not consolidate the venture. We account for unconsolidated ventures using proportionate consolidation when we meet the applicable accounting criteria to do so and utilize the equity method otherwise. At March 31, 2014 and December 31, 2013, and for the three months ended March 31, 2014 and 2013, the results of our proportionately consolidated ventures were not material. See Note 7 for additional discussion of our material partnering arrangements.
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

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. EARNINGS PER SHARE
A reconciliation of weighted average basic shares outstanding to weighted average diluted shares outstanding and the computation of basic and diluted EPS are as follows:

	Three months ended March 31,
	2014	2013
Net income attributable to CB&I	$88,951	$33,608
Weighted average shares outstanding—basic	107,677	101,802
Effect of restricted shares/performance shares/stock options (1)	1,367	1,633
Effect of directors’ deferred-fee shares	69	72
Weighted average shares outstanding—diluted	109,113	103,507
Net income attributable to CB&I per share:
Basic	$0.83	$0.33
Diluted	$0.82	$0.32
(1) Antidilutive stock options excluded from diluted EPS were not material for the three months ended March 31, 2014 or 2013.
4. RECENT ACQUISITION
General—As more fully described in our 2013 Annual Report, on February 13, 2013 (the “Acquisition Closing Date”), we acquired The Shaw Group Inc. (“Shaw”) (the “Shaw Acquisition”, the “2013 Shaw Acquisition”, or the "Acquisition") for a gross purchase price of $3,340,070, comprised of $2,851,260 in cash consideration and $488,810 in equity consideration. The cash consideration was funded using $1,051,260 from existing cash balances of CB&I and Shaw on the Acquisition Closing Date, and the remainder was funded using debt financing. Shaw’s unrestricted cash balance on the Acquisition Closing Date totaled $1,137,927, and accordingly, the cash portion of our purchase price, net of cash acquired, was $1,713,333 and our total purchase price, net of cash acquired, was $2,202,143. The results from the Shaw Acquisition were incorporated within our expanded operating groups beginning on the Acquisition Closing Date. See Note 16 for a discussion of our operating groups.
Supplemental Pro Forma Information (Unaudited)—The following unaudited pro forma condensed combined financial information (“the pro forma financial information”) presented for the three months ended March 31, 2013 gives effect to the acquisition of Shaw by CB&I, accounted for as a business combination using the purchase method of accounting. The pro forma financial information reflects the Acquisition and related events as if they occurred on January 1, 2013, and gives effect to pro forma events that are directly attributable to the Acquisition, factually supportable, and expected to have a continuing impact on the combined results of CB&I and Shaw following the Acquisition. The pro forma financial information includes adjustments to: (1) exclude transaction costs, professional fees, and change-in-control and severance-related costs that were included in CB&I and Shaw’s historical results and are not expected to be recurring; (2) exclude the results of portions of the Shaw business that were not acquired by CB&I or are not expected to have a continuing impact; (3) include additional intangibles amortization and net interest expense associated with the Shaw Acquisition; and (4) include the pro forma results of Shaw from January 1, 2013 through the Acquisition Closing Date for the three months ended March 31, 2013. Adjustments, net of tax, included in the pro forma net income below that were of a non-recurring nature totaled approximately $51,200 for the three months ended March 31, 2013, reflecting the elimination of financing and acquisition and integration related costs. This pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the pro forma events taken place on the dates indicated. Further, the pro forma financial information does not purport to project the future operating results of the combined company following the Acquisition.

Three months ended March 31, 2013

Pro forma revenue	$2,744,799
Pro forma net income attributable to CB&I	$87,367
Pro forma net income attributable to CB&I per share:
Basic	$0.82
Diluted	$0.81

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. INVENTORY
The components of inventory at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014	December 31, 2013
Raw materials	$177,035	$184,586
Work in process	35,041	31,764
Finished goods	79,943	86,637
Total	$292,019	$302,987
6. GOODWILL AND OTHER INTANGIBLES
Goodwill—At March 31, 2014 and December 31, 2013, our goodwill balances were $4,225,687 and $4,226,468, respectively, attributable to the excess of the purchase price over the fair value of net assets acquired in connection with our acquisitions:

Total
Balance at December 31, 2013	$4,226,468
Amortization of tax goodwill in excess of book goodwill	(1,387)
Foreign currency translation	606
Balance at March 31, 2014	$4,225,687
During the three months ended March 31, 2014, no indicators of goodwill impairment were identified and therefore no goodwill impairment charge was recorded. There can be no assurance that future goodwill impairment tests will not result in charges to earnings.
Other Intangible Assets—The following table provides a summary of our acquired finite-lived intangible assets at March 31, 2014 and December 31, 2013, including weighted-average useful lives for each major intangible asset class and in total:

	March 31, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets (weighted average life)
Backlog and customer relationships (16 years)	$380,586	$(42,718)	$380,586	$(33,735)
Process technologies (15 years)	295,885	(95,178)	295,726	(90,282)
Tradenames (10 years)	86,049	(13,367)	86,042	(11,126)
Lease agreements (6 years) (1)	—	—	7,718	(7,627)
Non-compete agreements (7 years)	3,016	(2,703)	3,012	(2,591)
Total (15 years) (2)	$765,536	$(153,966)	$773,084	$(145,361)

(1)
Lease agreement intangibles totaling $7,718 became fully amortized during the three months ended March 31, 2014 and were therefore removed from the gross carrying and accumulated amortization balances above.

(2)	The decrease in intangibles during three months ended March 31, 2014 primarily related to amortization expense of $16,234.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. PARTNERING ARRANGEMENTS
As discussed in Note 2, we account for our unconsolidated ventures using either proportionate consolidation or the equity method. Further, we consolidate any venture that is determined to be a VIE for which we are the primary beneficiary, or which we otherwise effectively control.
Unconsolidated Ventures (Proportionate Consolidation)—The following is a summary description of our significant unconsolidated ventures which have been accounted for using proportionate consolidation:

•
CBI/Zachry—We have a venture with Zachry (CB&I—50% / Zachry—50%) to perform EPC work for two liquefied natural gas (“LNG”) liquefaction trains in Freeport, Texas. Our proportionate share of the CB&I/Zachry project value is approximately $2,600,000.

•
CBI/Chiyoda—We have a venture with Chiyoda (CB&I—50% / Chiyoda—50%) to perform EPC work for three LNG liquefaction trains in Hackberry, Louisiana. Our proportionate share of the CB&I/Chiyoda project value is approximately $3,100,000.

The above noted proportionately consolidated projects did not have a material impact on our results for the three months ended March 31, 2014 or 2013, but will become more material as project activities progress.
Unconsolidated Ventures (Equity Method)—The following is a summary description of our significant unconsolidated ventures which have been accounted for using the equity method:

•
Chevron-Lummus Global (“CLG”)—We have a venture with Chevron (CB&I—50% / Chevron—50%), which provides licenses, basic engineering services and catalyst supply for deep conversion (e.g. hydrocracking), residual hydroprocessing and lubes processing. The venture is focused on converting/upgrading heavy/sour crude that is produced in the refinery process to more marketable products. As sufficient capital investments in CLG have been made by the venture partners, it does not qualify as a VIE. Additionally, we do not effectively control CLG and therefore do not consolidate the venture.

•
NET Power LLC (“NET Power”)—We have a commitment to invest cash and in-kind services in NET Power, a venture between CB&I and various other parties, formed for the purpose of developing a new fossil fuel-based power generation technology and building a demonstration unit that is intended to produce cost-effective power with little-to-no carbon dioxide emissions. Our commitment totals $50,400 and is contingent upon demonstration of various levels of feasibility of the NET Power technology and could result in up to a 50% interest in NET Power and provide for the exclusive right to engineer, procure and construct NET Power plants. At March 31, 2014, we had cumulatively invested cash and in-kind services of approximately $7,300 and had an approximate 10% interest in NET Power. Cash and in-kind contributions have been expensed within our equity earnings and were not material during the three months ended March 31, 2014.

Consolidated Joint Ventures—The following is a summary description of the significant joint ventures we consolidate due to their designation as VIEs for which we are the primary beneficiary:

•
CBI/Kentz—We have a venture with Kentz (CB&I—65% / Kentz—35%) to perform the structural, mechanical, piping, electrical and instrumentation work on, and to provide commissioning support for, three LNG trains, including associated utilities and a gas processing and compression plant, for the Gorgon LNG project, located on Barrow Island, Australia. Our CB&I/Kentz project value is approximately $4,500,000.

•
CBI/Clough—We have a venture with Clough (CB&I—65% / Clough—35%) to perform the EPC work for a gas conditioning plant, nearby wellheads, and associated piping and infrastructure for the Papua New Guinea LNG project, located in the Southern Highlands of Papua New Guinea. Our CB&I/Clough project value is approximately $2,000,000.

•
CB&I/AREVA—We have a venture with AREVA (CB&I—52% / AREVA—48%) to design, license and construct a mixed oxide fuel fabrication facility in Aiken, South Carolina, which will be used to convert weapons-grade plutonium into fuel for nuclear power plants for the U.S. Department of Energy. Our CB&I/AREVA project value is approximately $5,000,000.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents summarized balance sheet information for our consolidated VIEs:

	March 31, 2014	December 31, 2013
CBI/Kentz
Current assets	$211,444	$156,974
Current liabilities	$104,940	$72,741
CBI/Clough
Current assets	$132,243	$122,179
Current liabilities	$47,401	$48,933
CBI/AREVA
Current assets	$69,053	$34,547
Current liabilities	$108,717	$98,478
All Other (1)
Current assets	$80,700	$83,370
Non-current assets	$24,200	$24,802
Total assets	$104,900	$108,172
Current liabilities	$22,311	$26,879

(1)	Other ventures that we consolidate due to their designation as VIEs are not individually material to our financial results and are therefore aggregated as “All Other”.
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
8. FACILITY REALIGNMENT LIABILITY
At March 31, 2014 and December 31, 2013, we had a facility realignment liability related to the recognition of future operating lease expense for vacated facility capacity where we remain contractually obligated to a lessor. The liability was recognized within accrued liabilities and other non-current liabilities, as applicable, based upon the anticipated timing of payment. The following table summarizes the movements in the facility realignment liability during the three months ended March 31, 2014:

Balance at December 31, 2013	$12,111
Charges (1)	2,275
Cash payments	(3,242)
Balance at March 31, 2014	$11,144

(1)
During the three months ended March 31, 2014, charges of $2,275 were recognized within acquisition and integration related costs related to facility consolidations and the associated accelerated lease costs for vacated facilities, primarily in our Environmental Solutions operating group. During the remainder of 2014, we are continuing to assess our facility requirements in light of the 2013 Shaw Acquisition.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. DEBT
Our outstanding debt at March 31, 2014 and December 31, 2013 was as follows:

	March 31,	December 31,
	2014	2013
Current
Revolving facility debt	$334,754	$115,000
Current maturities of term loan	100,000	100,000
Current debt	$434,754	$215,000
Long-Term
Term Loan: $1,000,000 term loan (interest at LIBOR plus an applicable floating margin)	$900,000	$925,000
Senior Notes: $800,000 senior notes, series A-D (fixed interest ranging from 4.15% to 5.30%)	800,000	800,000
Less: current maturities of term loan	(100,000)	(100,000)
Long-term debt	$1,600,000	$1,625,000
Revolving Facilities—We have a five-year, $1,350,000, committed and unsecured revolving facility (the “Revolving Facility”) with BofA, as administrative agent, and BNP Paribas Securities Corp., BBVA Compass, Credit Agricole Corporate and Investment Bank (“Credit Agricole”) and The Royal Bank of Scotland plc, each as syndication agents, which expires in October 2018. The Revolving Facility has a borrowing sublimit of $675,000 (with financial letters of credit not to exceed $270,000) and certain financial covenants, including a maximum leverage ratio of 3.00, a minimum fixed charge coverage ratio of 1.75, and a minimum net worth level calculated as $1,762,124 at March 31, 2014. The Revolving Facility also includes customary restrictions regarding subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, and mergers and acquisitions, and includes a trailing twelve-month limitation of $250,000 for dividend payments and share repurchases if our leverage ratio exceeds 1.50 (unlimited if our leverage ratio is equal to or below 1.50), among other restrictions. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. The interest, letter of credit fee, and commitment fee percentages are based upon our quarterly leverage ratio. In the event that we borrow funds under the facility, interest is assessed at either prime plus an applicable floating margin (0.5% at March 31, 2014), or LIBOR plus an applicable floating margin (1.5% at March 31, 2014). At March 31, 2014, we had no outstanding borrowings under the facility, but had $237,550 of outstanding letters of credit, providing $1,112,450 of available capacity. Such letters of credit are generally issued to customers in the ordinary course of business to support advance payments and performance guarantees, in lieu of retention on our contracts, or in certain cases, are issued in support of our insurance program.
We also have a five-year, $650,000, committed and unsecured revolving credit facility (the “Second Revolving Facility”) with BofA, as administrative agent, and Credit Agricole, as syndication agent, which expires in February 2018. The Second Revolving Facility supplements our Revolving Facility, has a $487,500 borrowing sublimit and includes financial and restrictive covenants similar to those noted above for the Revolving Facility. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. The interest, letter of credit fee, and commitment fee percentages are based upon our quarterly leverage ratio. In the event we borrow funds under the facility, interest is assessed at either prime plus an applicable floating margin (0.5% at March 31, 2014), or LIBOR plus an applicable floating margin (1.5% at March 31, 2014). At March 31, 2014, we had $331,000 of outstanding borrowings and $74,665 of outstanding letters of credit under the facility, providing $244,335 of available capacity.
During 2014, our maximum outstanding borrowings under our revolving credit facilities were $458,000.
Term Loan—At March 31, 2014, we had $900,000 remaining on our four-year, $1,000,000 unsecured Term Loan with BofA as administrative agent, which was used to fund a portion of the 2013 Shaw Acquisition. Interest and principal under the Term Loan is payable quarterly in arrears and bears interest at LIBOR plus an applicable floating margin (1.5% at March 31, 2014). However, we continue to utilize an interest rate swap to hedge against $454,500 of the remaining $900,000 Term Loan, which resulted in a weighted average interest rate of approximately 1.97% during the three months ended March 31, 2014, inclusive of the applicable floating margin. Future annual maturities for the Term Loan are $75,000, $100,000, $150,000 and $575,000 for the remainder of 2014, 2015, 2016, and 2017, respectively. The Term Loan includes financial and restrictive covenants similar to those noted above for the Revolving Facility.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Notes—We have a series of senior notes totaling $800,000 in the aggregate (“Senior Notes”), with Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Credit Agricole, as administrative agents, which were used to fund a portion of the 2013 Shaw Acquisition. The Senior Notes have financial and restrictive covenants similar to those noted above for the Revolving Facility. The Senior Notes include Series A through D, which contain the following terms:

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
Uncommitted Facilities—We also have various short-term, uncommitted revolving credit facilities across several geographic regions of approximately $2,030,936. These facilities are generally used to provide letters of credit or bank guarantees to customers in the ordinary course of business to support advance payments and performance guarantees, in lieu of retention on our contracts. At March 31, 2014, we had $3,754 of outstanding borrowings and $733,484 of outstanding letters of credit under these facilities, providing $1,293,698 of available capacity.
In addition to providing letters of credit or bank guarantees, we also issue surety bonds in the ordinary course of business to support our contract performance. At March 31, 2014, we had $667,006 of outstanding surety bonds.
Westinghouse Bonds—As more fully described in our 2013 Annual Report, in conjunction with the 2013 Shaw Acquisition, in the first quarter of 2013, we paid approximately 128,980,000 Japanese Yen (approximately $1,353,700) to settle bond obligations associated with Shaw's former 20% investment in Westinghouse Electric Company (“WEC”). The bond holders were repaid from proceeds of a trust account (approximately $1,309,000) established by Shaw prior to the Acquisition Closing Date and a payment by CB&I (approximately $44,700). The bond obligations, and the associated trust account cash, were included in the Acquisition Closing Date balance sheet.
Compliance and Other—At March 31, 2014, we were in compliance with all of our restrictive and financial covenants associated with our debt and revolving credit facilities. Capitalized interest was insignificant at March 31, 2014 and December 31, 2013.
10. FINANCIAL INSTRUMENTS
Foreign Currency Exchange Rate Derivatives
Operating Exposures—At March 31, 2014, the notional value of our outstanding forward contracts to hedge certain foreign exchange-related operating exposures was approximately $107,000. These contracts vary in duration, maturing up to two years from period-end. We designate certain of these hedges as cash flow hedges and accordingly, changes in their fair value are recognized in AOCI until the associated underlying operating exposure impacts our earnings. We exclude forward points, which are recognized as ineffectiveness within cost of revenue and are not material to our earnings, from our hedge assessment analysis.
Interest Rate Derivatives
Interest Rate Exposures—We continue to utilize a swap arrangement to hedge against interest rate variability associated with $454,500 of our remaining $900,000 Term Loan. The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Loan at inception and through March 31, 2014. Accordingly, changes in the fair value of the hedge are recognized in AOCI until the associated underlying exposure impacts our earnings.
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

•
Level 3—Fair value is based upon internally-developed models that use, as their basis, significant unobservable market parameters. We did not have any Level 3 classifications at March 31, 2014 or December 31, 2013.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the fair value of our cash and cash equivalents, foreign currency exchange rate derivatives and interest rate derivatives at March 31, 2014 and December 31, 2013, respectively, by valuation hierarchy and balance sheet classification:

	March 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$420,163	$—	$—	$420,163	$420,502	$—	$—	$420,502
Derivatives (1)
Other current assets	—	2,353	—	2,353	—	2,155	—	2,155
Other non-current assets	—	3,917	—	3,917	—	4,705	—	4,705
Total assets at fair value	$420,163	$6,270	$—	$426,433	$420,502	$6,860	$—	$427,362
Liabilities
Derivatives
Accrued liabilities	$—	$(6,198)	$—	$(6,198)	$—	$(3,818)	$—	$(3,818)
Other non-current liabilities	—	(337)	—	(337)	—	(450)	—	(450)
Total liabilities at fair value	$—	$(6,535)	$—	$(6,535)	$—	$(4,268)	$—	$(4,268)

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

The carrying values of our accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. At March 31, 2014, the fair value of our Term Loan, based upon the current market rates for debt with similar credit risk and maturity, approximated its carrying value as interest is based upon LIBOR plus an applicable floating margin. Our Senior Notes are categorized within level 2 of the valuation hierarchy and had a total fair value of approximately $779,200 at March 31, 2014, based upon the current market rates for debt with similar credit risk and maturities.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivatives Disclosures
Fair Value—The following table presents the total fair value by underlying risk and balance sheet classification for derivatives designated as cash flow hedges and derivatives not designated as cash flow hedges at March 31, 2014 and December 31, 2013:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Classification	March 31, 2014	December 31, 2013	Balance Sheet Classification	March 31, 2014	December 31, 2013
Derivatives designated as cash flow hedges
Interest rate	Other current and non-current assets	$3,809	$3,772	Accrued and other non-current liabilities	$(2,229)	$(2,233)
Foreign currency	Other current and non-current assets	44	861	Accrued and other non-current liabilities	(357)	(853)
		$3,853	$4,633		$(2,586)	$(3,086)
Derivatives not designated as cash flow hedges
Interest rate	Other current and non-current assets	$—	$—	Accrued and other non-current liabilities	$—	$—
Foreign currency	Other current and non-current assets	2,417	2,227	Accrued and other non-current liabilities	(3,949)	(1,182)
		$2,417	$2,227		$(3,949)	$(1,182)
Total fair value		$6,270	$6,860		$(6,535)	$(4,268)
Master Netting Arrangements (“MNAs”)—Our derivatives are executed under International Swaps and Derivatives Association MNAs, which generally allow us and our counterparties to net settle, in a single net payable or receivable, obligations due on the same day, in the same currency and for the same type of derivative instrument. We have elected the option to record all derivatives on a gross basis in our Balance Sheet. The following table presents our derivative assets and liabilities at March 31, 2014 on a gross basis and a net settlement basis:

	Gross Amounts Recognized (i)	Gross Amounts Offset on the Balance Sheet (ii)	Net Amounts Presented on the Balance Sheet (iii) = (i) - (ii)	Gross Amounts Not Offset on the Balance Sheet (iv)		Net Amount (v) = (iii) - (iv)
				Financial Instruments	Cash Collateral Received
Derivatives
Assets:
Interest rate	$3,809	$—	$3,809	$—	$—	$3,809
Foreign currency	2,461	—	2,461	(588)	—	1,873
Total assets	$6,270	$—	$6,270	$(588)	$—	$5,682
Liabilities:
Interest rate	$(2,229)	—	$(2,229)	—	—	(2,229)
Foreign currency	(4,306)	—	(4,306)	588	—	(3,718)
Total liabilities	$(6,535)	$—	$(6,535)	$588	$—	$(5,947)

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AOCI/Other—The following table presents the total value, by underlying risk, recognized in other comprehensive income (“OCI”) and reclassified from AOCI to interest expense (interest rate derivatives) and cost of revenue (foreign currency derivatives) during the three months ended March 31, 2014 and 2013 for derivatives designated as cash flow hedges:

	Amount of Gain (Loss) on Effective Derivative Portion
	Recognized in OCI		Reclassified from AOCI into Earnings (1)
	Three months ended March 31,
	2014	2013	2014	2013
Derivatives designated as cash flow hedges
Interest rate	$(502)	$(1,319)	$(543)	$(166)
Foreign currency	(66)	(64)	467	(411)
Total	$(568)	$(1,383)	$(76)	$(577)

(1)	Net unrealized losses totaling $1,441 are anticipated to be reclassified from AOCI into earnings during the next 12 months due to settlement of the associated underlying obligations.
The following table presents the total value, by underlying risk, recognized in cost of revenue for the three months ended March 31, 2014 and 2013 for foreign currency derivatives not designated as cash flow hedges:

	Amount of Gain (Loss) Recognized in Earnings
	Three months ended March 31,
	2014	2013
Derivatives not designated as cash flow hedges
Foreign currency	$1,506	$(1,854)
Total	$1,506	$(1,854)
11. RETIREMENT BENEFITS
Our 2013 Annual Report disclosed anticipated 2014 defined benefit pension and other postretirement plan contributions of approximately $20,235 and $3,138, respectively. The following table provides updated contribution information for our plans at March 31, 2014:

	Pension Plans	Other Postretirement Plans
Contributions made through March 31, 2014	$9,442	$340
Contributions expected for the remainder of 2014	10,641	2,354
Total contributions expected for 2014	$20,083	$2,694

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a breakout of the components of net periodic benefit cost associated with our defined benefit pension and other postretirement plans for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Pension Plans
Service cost	$2,351	$1,645
Interest cost	8,564	7,030
Expected return on plan assets	(9,314)	(6,565)
Amortization of prior service credits	(120)	(115)
Recognized net actuarial losses	1,181	1,135
Net periodic benefit cost	$2,662	$3,130
Other Postretirement Plans
Service cost	$259	$311
Interest cost	570	516
Amortization of prior service credits	—	(67)
Recognized net actuarial gains	(216)	(129)
Net periodic benefit cost	$613	$631
12. COMMITMENTS AND CONTINGENCIES
Legal Proceedings—We have been and may from time to time be named as a defendant in legal actions claiming damages in connection with engineering and construction projects, technology licenses, other services we provide, and other matters. These are typically claims that arise in the normal course of business, including employment-related claims and contractual disputes or claims for personal injury or property damage which occur in connection with services performed relating to project or construction sites. Contractual disputes normally involve claims relating to the timely completion of projects, performance of equipment or technologies, design or other engineering services or project construction services provided by us. We do not believe that any of our pending contractual, employment-related, personal injury or property damage claims and disputes will have a material adverse effect on our future results of operations, financial position or cash flow. See Note 15 for additional discussion of claims associated with our projects.
Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Over the past several decades and through March 31, 2014, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 5,400 plaintiffs and, of those claims, approximately 1,500 claims were pending and 3,900 have been closed through dismissals or settlements. Over the past several decades and through March 31, 2014, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount of approximately two thousand dollars per claim. We review each case on its own merits and make accruals based upon the probability of loss and our estimates of the amount of liability and related expenses, if any. We do not believe that any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow, and at March 31, 2014, we had approximately $4,200 accrued for liability and related expenses. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that we may expect to recover because of the variability in coverage amounts, limitations and deductibles, or the viability of carriers, with respect to our insurance policies for the years in question.
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
We believe we are in compliance, in all material respects, with environmental laws and regulations and maintain insurance coverage to mitigate our exposure to environmental liabilities. We do not believe any environmental matters will have a material adverse effect on our future results of operations, financial position or cash flow. We do not anticipate we will incur material capital expenditures for environmental controls or for the investigation or remediation of environmental conditions during the remainder of 2014 or 2015.
13. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents changes in AOCI by component and reclassification of AOCI into earnings during the three months ended March 31, 2014:

	Three Months Ended March 31, 2014
	Currency Translation Adjustment (1)	Unrealized Fair Value Of Cash Flow Hedges	Defined Benefit Pension and Other Postretirement Plans	Total
Balance at December 31, 2013	$(46,580)	$1,771	$(75,124)	$(119,933)
OCI before reclassifications	3,880	(1,027)	1,070	3,923
Amounts reclassified from AOCI	—	37	682	719
Net OCI	3,880	(990)	1,752	4,642
Balance at March 31, 2014	$(42,700)	$781	$(73,372)	$(115,291)

(1)
During the three months ended March 31, 2014, the currency translation adjustment component of AOCI was impacted primarily by movements in the Australian Dollar and Canadian Dollar exchange rates against the U.S. Dollar.

Amount Reclassified From AOCI
AOCI Components
Unrealized Fair Value Of Cash Flow Hedges (1)
Interest rate derivatives (interest expense)	$543
Foreign currency derivatives (cost of revenue)	(467)
Total, before taxes	$76
Taxes	(39)
Total, net of taxes	$37
Defined Benefit Pension and Other Postretirement Plans (2)
Amortization of prior service credits	$(120)
Recognized net actuarial losses	965
Total, before taxes	$845
Taxes	(163)
Total, net of taxes	$682

(1)	See Note 10 for further discussion of our cash flow hedges, including the total value reclassified from AOCI to earnings.

(2)	See Note 11 for further discussion of our defined benefit and other postretirement plans, including the components of net periodic benefit cost.
14. STOCK-SETTLED AND CASH-SETTLED EQUITY BASED PLANS
General—Under our Long-Term Incentive Plan, we can issue shares to employees and directors in the form of stock options, restricted stock units (“RSUs”) or performance shares. Additionally, in conjunction with the 2013 Shaw Acquisition, at the Acquisition Closing Date we converted certain Shaw stock-settled equity-based awards (including stock options and RSUs) and cash-settled equity-based awards (including RSUs and stock appreciation rights (“SARs”)) to equivalent CB&I awards. Changes in common stock, additional paid-in capital and treasury stock during the three months ended March 31, 2014

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

primarily related to activity associated with our stock-based compensation plans and share repurchases, including purchases of our outstanding common stock and purchases for taxes withheld on taxable share distributions.

Stock-Settled and Cash-Settled Equity-Based Plans—During the three months ended March 31, 2014, we granted the following awards associated with our equity-based incentive plans:

	Shares (1)	Weighted Average Grant-Date Fair Value Per Share
RSUs	509	$80.86
Performance shares	312	$79.86
Total	821

(1)	No stock options or cash-settled equity-based awards were granted during the three months ended March 31, 2014.

During the three months ended March 31, 2014, we had the following activity associated with our equity-based incentive plans and employee stock purchase plan (“ESPP”):

Equity-Based Awards (stock-settled)
Performance shares (issued upon vesting)	629
RSUs (issued upon vesting)	374
Stock options (issued upon exercise)	213
ESPP shares (issued upon sale)	62
Total Shares Issued	1,278

Equity-Based Awards (cash-settled)
Cash-settled SARs (paid upon exercise)	$2,030
Cash-settled RSUs (paid upon vesting)	621
Total Cash Payments	$2,651

During the three months ended March 31, 2014 and 2013, we recognized $43,065 and $32,510, respectively, of stock-based compensation expense, primarily within selling and administrative expense.

Share Repurchases—During the three months ended March 31, 2014, we repurchased 716 shares for $54,946 (an average price of $76.74), including $30,677 to purchase 412 shares of our outstanding common stock and $24,269 to purchase 304 shares for taxes withheld on taxable share distributions.
15. UNAPPROVED CHANGE ORDERS, CLAIMS, INCENTIVES AND OTHER CONTRACT RECOVERIES
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

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have unapproved change orders and claims with our customer for the Georgia Nuclear Project resulting from increased engineering, equipment supply, material and fabrication and construction costs resulting from regulatory-required design changes and delays in our customer’s obtaining the combined operating license (“COL”) for the project. Specifically, we have entered into a formal dispute resolution process on certain claims associated with the shield building, large structural modules and COL issuance delays. At March 31, 2014 and December 31, 2013, we had approximately $838,600 included in project price related to the unapproved change orders and claims. To the extent we are unsuccessful recovering these amounts from our customer, the amounts are contractually recoverable under the aforementioned WEC Obligations. Through March 31, 2014, approximately $119,300 had been recognized as revenue on a cumulative POC basis related to the amounts included in project price. Although we have not reached resolution with our customer for the aforementioned matters, at March 31, 2014, we had received contractually required partial payments from our customer totaling approximately $96,500 related to the unapproved change order and claim amounts.
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
Other—We had additional unapproved change orders and claims included in project price totaling approximately $107,000 and $97,000 at March 31, 2014 and December 31, 2013, respectively, related to other projects within our Engineering, Construction and Maintenance and Fabrication Services operating groups, and incentives of approximately $40,200 and $49,200 at March 31, 2014 and December 31, 2013 for projects in our Engineering, Construction and Maintenance and Environmental Solutions operating groups. Of these amounts, approximately $104,000 had been recognized as revenue on a cumulative POC basis through March 31, 2014. At March 31, 2014, we also had receivables outstanding for one of our large cost reimbursable projects totaling approximately $70,000 that were past due. Although the amounts may not be received in the near term, they are contractually due under the provisions of our contracts. The aforementioned amounts recorded in project price and receivables reflect our best estimate of recovery amounts; however, the ultimate resolution and amounts received could differ from these estimates and could have a material adverse effect on our results of operations, financial position and cash flows.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. SEGMENT INFORMATION
Our management structure and internal and public segment reporting are aligned based upon the services offered by our four operating groups, which represent our reportable segments: Engineering, Construction and Maintenance; Fabrication Services; Technology; and Environmental Solutions (formerly Government Solutions). Revenue and income from operations of $69,641 and $3,321, respectively, for the three months ended March 31, 2013 for a large EPC project in the U.S. that was previously reported within our Environmental Solutions operating group has been reclassified to our Engineering, Construction and Maintenance operating group to conform to its classification in 2014, reflecting the present management oversight for the project.
Our Chief Executive Officer evaluates the performance of these operating groups based upon revenue and income from operations. Each operating group's income from operations reflects corporate costs, allocated based primarily upon revenue. Intersegment revenue is netted against the revenue of the segment receiving the intersegment services. For the three months ended March 31, 2014 and 2013, intersegment revenue totaled approximately $113,900 and $18,300, respectively, and primarily related to services provided by our Fabrication Services operating group to our Engineering, Construction and Maintenance operating group.
The following table presents revenue and income from operations by reporting segment for the three months ended March 31, 2014 and 2013. The three months ended March 31, 2013 includes the results of the 2013 Shaw Acquisition from the Acquisition Closing Date:

	Three months ended March 31,
	2014	2013
Revenue
Engineering, Construction and Maintenance	$1,968,711	$1,499,776
Fabrication Services	630,408	495,048
Technology	144,076	151,482
Environmental Solutions	184,937	105,123
Total revenue	$2,928,132	$2,251,429
Income From Operations
Engineering, Construction and Maintenance	$88,778	$66,533
Fabrication Services	40,413	45,024
Technology	41,171	35,542
Environmental Solutions	188	671
Total operating groups	170,550	147,770
Acquisition and integration related costs	(8,067)	(61,256)
Total income from operations	$162,483	$86,514

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
OVERVIEW
General—We provide a wide range of services including conceptual design, technology, engineering, procurement, fabrication, modularization, construction, commissioning, maintenance, program management and environmental services to customers in the energy infrastructure market throughout the world, and are a provider of diversified government services. In conjunction with the Shaw Acquisition on February 13, 2013, beginning in the first quarter of 2013, our reporting segments were comprised of our four operating groups: Engineering, Construction and Maintenance; Fabrication Services; Technology; and Environmental Solutions (formerly Government Solutions). The three months ended March 31, 2013 includes the impact of the acquired Shaw operations from the Acquisition Closing Date, while the three months ended March 31, 2014 includes a full quarter of associated results (hereafter referred to as the “full quarter impact of the acquired Shaw operations”). Additionally, revenue and income from operations of $69,641 and $3,321, respectively, for the three months ended March 31, 2013 for a large EPC project in the U.S. that was previously reported within our Environmental Solutions operating group has been reclassified to our Engineering, Construction and Maintenance operating group to conform to its classification in 2014, reflecting the present management oversight for the project.
We continue to be broadly diversified across the global energy infrastructure market. Our geographic diversity is illustrated by approximately 50% of our 2014 revenue coming from projects outside the U.S. and approximately 25% of our March 31, 2014 backlog being comprised of projects outside the U.S. The geographic mix of our revenue will evolve consistent with changes in our backlog mix, as well as shifts in future global energy demand. Our diversity in energy infrastructure end-markets ranges from upstream activities such as offshore oil and gas and onshore oil sands projects, to downstream activities such as gas processing, LNG, refining, and petrochemicals, to fossil and nuclear-based power plants. Planned investments across the natural gas value chain, including LNG and petrochemicals, remain strong, and we anticipate additional benefits from continued investments in U.S. shale gas. Global investments in power, offshore and petrochemical facilities are expected to continue at robust levels, as are investments in various types of facilities which require storage structures and pre-fabricated pipe.
Our long-term contracts are awarded on a competitive bid and negotiated basis using a range of contracting options, including cost-reimbursable, fixed-price and hybrid, which has both cost-reimbursable and fixed-price characteristics. Under cost-reimbursable contracts, we generally perform our services in exchange for a price that consists of reimbursement of all customer-approved costs and a profit component, which is typically a fixed rate per hour, an overall fixed fee or a percentage of total reimbursable costs. Under fixed-price contracts, we perform our services and execute our projects at an established price. The timing of our revenue recognition may be impacted by the contracting structure of our contracts. Cost-reimbursable contracts, and hybrid contracts with a more significant cost-reimbursable component, generally provide our customers with greater influence over the timing of when we perform our work, and accordingly, such contracts often result in less predictability with respect to the timing of our revenue. Fixed-price contracts, and hybrid contracts with a more significant fixed-price component, tend to provide us with greater control over project schedule and the timing of when work is performed and costs are incurred, and accordingly, when revenue is recognized. Our shorter-term contracts and services are generally provided on a cost-reimbursable, fixed-price or unit price basis. Our March 31, 2014 backlog distribution by contracting type is described below within our operating group discussion.
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

Our Engineering, Construction and Maintenance operating group comprised approximately $25.1 billion (82%) of our consolidated March 31, 2014 backlog. The Engineering, Construction and Maintenance operating group backlog composition at March 31, 2014 was approximately 45% power, 35% LNG, 5% refining, 5% gas processing, and 10% oil sands, petrochemical and other end markets. Our power backlog was primarily concentrated in the U.S., however, we anticipate that our significant future opportunities will be derived from China and other regions. Our LNG backlog was primarily concentrated in the Asia Pacific and North American regions and we anticipate significant opportunities will continue to be derived from these regions in addition to Africa. The majority of our refining-related backlog was derived from South America and we anticipate that our future opportunities will be derived from the Middle East, South America, Russia, and the Asia Pacific region. Our gas processing projects were primarily concentrated in the U.S. and the Asia Pacific region, where we anticipate continued strength. Our oil sands backlog was derived from Canada and we anticipate opportunities will continue from this region. Our March 31, 2014 backlog distribution for this operating group by contracting type was approximately 80% fixed-price and hybrid and 20% cost-reimbursable.
Fabrication Services—Our Fabrication Services operating group provides fabrication of piping systems, process and nuclear modules, and fabrication and erection of steel plate storage tanks and pressure vessels for the oil and gas, water and wastewater, mining, mineral processing and power generation industries.
Our Fabrication Services operating group comprised approximately $3.0 billion (10%) of our consolidated March 31, 2014 backlog. The Fabrication Services backlog composition by end market at March 31, 2014 was approximately 30% LNG (including low temp and cryogenic), 30% petrochemical, 25% power, 5% gas processing and 10% other end markets. Our March 31, 2014 backlog distribution for this operating group by contracting type was approximately 95% fixed-price, hybrid, or unit based, with the remainder being cost-reimbursable.
Technology—Our Technology operating group provides licensed process technologies, catalysts, specialized equipment and engineered products for use in petrochemical facilities, oil refineries and gas processing plants and offers process planning and project development services, and a comprehensive program of aftermarket support.
Our Technology operating group comprised approximately $839.9 million (3%) of our consolidated March 31, 2014 backlog and was primarily comprised of fixed-price contracts. Technology’s backlog excludes contracts related to our 50% owned CLG joint venture, which we do not consolidate. CLG income is recognized as equity earnings and is generated from technology licenses, engineering services and catalysts, primarily for the refining industry.
Environmental Solutions—Our Environmental Solutions operating group provides full-scale environmental services for government and private sector customers, including remediation and restoration of contaminated sites, emergency response, and disaster recovery and leads large, high-profile programs and projects, including design-build infrastructure projects, for federal, state and local governments.
Our Environmental Solutions operating group comprised approximately $1.7 billion (5%) of our consolidated March 31, 2014 backlog. The composition of the backlog by end market at March 31, 2014 was approximately 40% remediation and restoration, 25% EPC, 20% program and project management and 15% environmental consulting and engineering, and was primarily concentrated in the U.S. Our March 31, 2014 backlog for this operating group was approximately 60% fixed-price and 40% cost-reimbursable.

RESULTS OF OPERATIONS
Our new awards, revenue and income from operations by reporting segment were as follows:

	Three Months Ended March 31,
	(In thousands)
	2014	% of Total	2013	% of Total
New Awards
Engineering, Construction and Maintenance	$4,924,319	85%	$1,000,450	52%
Fabrication Services	493,974	8%	707,706	36%
Technology	100,201	2%	152,748	8%
Environmental Solutions	278,995	5%	85,045	4%
Total new awards	$5,797,489		$1,945,949

	2014	% of Total	2013	% of Total
Revenue
Engineering, Construction and Maintenance	$1,968,711	67%	$1,499,776	66%
Fabrication Services	630,408	22%	495,048	22%
Technology	144,076	5%	151,482	7%
Environmental Solutions	184,937	6%	105,123	5%
Total revenue	$2,928,132		$2,251,429

	2014	% of Revenue	2013	% of Revenue
Income From Operations
Engineering, Construction and Maintenance	$88,778	4.5%	$66,533	4.4%
Fabrication Services	40,413	6.4%	45,024	9.1%
Technology	41,171	28.6%	35,542	23.5%
Environmental Solutions	188	0.1%	671	0.6%
Total operating groups	170,550	5.8%	147,770	6.6%
Acquisition and integration related costs	(8,067)		(61,256)
Total income from operations	$162,483	5.5%	$86,514	3.8%
Consolidated Results
New Awards/Backlog—New awards represent the value of new contract commitments received during a given period and are included in backlog until work is performed and revenue is recognized, or until cancellation. Our new awards may vary significantly each reporting period based upon the timing of our major new contract commitments. New awards were $5.8 billion for the first quarter 2014, compared with $1.9 billion for the corresponding 2013 period. The increase compared to the prior year quarter was primarily due to the current period including our proportionate share of a $6.2 billion LNG export facility award in the U.S. (approximately $3.1 billion), a structural, mechanical and piping construction award for an LNG project in the Asia Pacific region (approximately $625.0 million), and engineering and procurement for a clean fuels project in the Middle East (approximately $370.0 million), all within our Engineering, Construction and Maintenance operating group and a pipe fabrication award for a propane dehydrogenation unit in the U.S. (approximately $100.0 million) within our Fabrication Services operating group. See Operating Group Results below for further discussion.
Backlog at March 31, 2014 was approximately $30.7 billion, compared to $27.8 billion at December 31, 2013, with the increase primarily reflecting the impact of new awards exceeding revenue by $2.9 billion. While currency fluctuations can cause significant variations in our reported backlog, these fluctuations have not resulted in significant variances in our backlog for the first quarter 2014, and generally do not have a significant impact on our operating results.
Certain contracts within our Environmental Solutions and Engineering, Construction and Maintenance operating groups are dependent upon funding from the U.S. government where legislatures typically appropriate funds on a year-by-year basis, while contract performance may take more than one year. Approximately $800.0 million of our backlog at March 31, 2014 for these operating groups was for contractual commitments that are subject to future funding decisions.

Revenue—Revenue was $2.9 billion for the first quarter 2014, representing a $676.7 million increase (30%) from the corresponding 2013 period. The increase was primarily due to increased construction activities on our large cost reimbursable projects in the Asia Pacific region and Colombia, within our Engineering, Construction and Maintenance operating group and the full quarter impact of the acquired Shaw operations. See Operating Group Results below for further discussion.
Gross Profit—Our gross profit was $301.4 million (10.3% of revenue) for the first quarter 2014, compared with $246.1 million (10.9% of revenue) for the corresponding 2013 period. The absolute dollar increase was primarily attributable to our higher revenue volume. The decrease as a percentage of revenue was primarily due to the full quarter impact of the acquired Shaw operations and a temporary underutilization of fabrication capacity within our Fabrication Services operating group.
Selling and Administrative Expense—Selling and administrative expense was $119.2 million (4.1% of revenue) for the first quarter 2014, compared with $94.0 million (4.2% of revenue) for the corresponding 2013 period. The absolute dollar increase was primarily attributable to increases in our incentive plan costs (approximately $7.4 million), the full quarter impact of the acquired Shaw operations and inflationary increases. Our stock-based compensation costs, which are predominantly in selling and administrative expense, are higher in the first quarter of each year, due to the immediate expensing of awards for those participants that are eligible to retire. First quarter stock-based compensation expense totaled $43.1 million and $32.5 million for 2014 and 2013, respectively, or 63% and 50% of estimated annual expense for each of the respective periods.
Intangibles Amortization—Intangibles amortization was $16.2 million for the first quarter 2014, compared with $9.2 million for the corresponding 2013 period. The increase over the prior year period was primarily due to the full quarter impact of the acquired Shaw operations.
Equity Earnings—Equity earnings were $4.2 million for the first quarter 2014, compared with $4.5 million for the corresponding 2013 period.
Acquisition and Integration Related Costs—Integration-related costs were $8.1 million for the first quarter 2014 and primarily related to facility consolidations, including the associated accrued future lease costs for vacated facilities and unutilized capacity, personnel relocation and severance-related costs, and systems integration and other integration-related costs. Acquisition and integration related costs for the corresponding 2013 period were $61.3 million and primarily included transaction costs, professional fees, and change-in-control and severance-related costs.
Income from Operations—Income from operations was $162.5 million (5.5% of revenue) for the first quarter 2014, versus $86.5 million (3.8% of revenue) for the corresponding 2013 period. The increase in absolute dollars and increase as a percentage of revenue was primarily attributable to the reasons noted above. See Operating Group Results below for further discussion.
Interest Expense and Interest Income—Interest expense was $18.9 million for the first quarter 2014, compared with $22.7 million for the corresponding 2013 period. Our first quarter 2014 and 2013 periods both included a full quarter of financing costs associated with the 2013 Shaw Acquisition due to the timing of obtaining our initial funding commitments. The decrease over the prior year period was primarily attributable to the first quarter 2013 including interest related to one-time commitments satisfied during the quarter associated with the Shaw Acquisition (approximately $2.0 million) and the impact of our lower outstanding debt balance in 2014, partly offset by the impact of an increase in average revolving credit facility borrowings. Interest income was $2.1 million for the first quarter 2014, compared with $1.9 million for the corresponding 2013 period.
Income Tax Expense—Income tax expense for the first quarter 2014 was $42.9 million (29.5% of pre-tax income), compared with $22.8 million (34.7% of pre-tax income) for the corresponding 2013 period. Our 2014 tax rate benefited from increases in our estimated available tax credits (approximately 2.5%). Our 2013 tax rate was impacted by approximately 3.0% due to the non-deductible nature of certain Shaw Acquisition-related costs. Our tax rate may continue to experience fluctuations due primarily to changes in the geographic distribution of our pre-tax income.
Net Income Attributable to Noncontrolling Interests—Noncontrolling interests are primarily associated with our large LNG mechanical erection and gas processing projects in the Asia Pacific region and certain operations in the U.S. and Middle East. Net income attributable to noncontrolling interests was $13.8 million for the first quarter 2014, compared to $9.3 million for the corresponding 2013 period. The change compared to the 2013 period was commensurate with the level of applicable operating results for the aforementioned projects and operations.
Operating Group Results
Engineering, Construction and Maintenance
New Awards—New awards were $4.9 billion for the first quarter 2014, compared with $1.0 billion for the corresponding 2013 period. Significant new awards for the first quarter 2014 included our proportionate share of a $6.2 billion LNG export facility award in the U.S. (approximately $3.1 billion), a structural, mechanical and piping construction award for an LNG project in the Asia Pacific Region (approximately $625.0 million), engineering and procurement for a clean fuels project in the Middle East (approximately $370.0 million), nuclear facility modification work in the U.S. (approximately $120.0 million), engineering and project management services for a pipeline expansion project in the Middle East (approximately $85.0 million), a front-end engineering award for a plastics project in the Middle East (approximately $40.0 million) and scope increases on existing backlog. Significant new awards for the first quarter 2013 included an extended commitment on an existing nuclear maintenance contract (approximately $445.0 million), engineering services for an offshore LNG platform in the Norwegian Sea (approximately $180.0 million) and scope increases on our refinery project in Colombia (approximately $175.0 million).
Revenue—Revenue was $2.0 billion for the first quarter 2014, representing an increase of $468.9 million (31%), compared with the corresponding 2013 period. Our 2014 results primarily benefited from net increased revenue on our large cost reimbursable LNG mechanical erection and gas processing projects in the Asia Pacific region and refinery project in Colombia (approximately $150.0 million combined) and the full quarter impact of the acquired Shaw operations (approximately $345.0 million). Approximately $700.0 million of the operating group's first quarter 2014 revenue was from our large cost reimbursable projects, compared with $550.0 million for the corresponding 2013 period. Approximately $320.0 million of the operating group's first quarter 2014 revenue was attributable to our nuclear projects in Georgia and South Carolina, compared with $122.0 million for the corresponding 2013 period.
Income from Operations—Income from operations for the first quarter 2014 was $88.8 million (4.5% of revenue), compared with $66.5 million (4.4% of revenue) for the corresponding 2013 period. Our 2014 results benefited from our higher revenue volume and leverage of operating costs, offset partially by the full quarter impact of the acquired Shaw operations at relatively lower margin levels.
Fabrication Services
New Awards—New awards were $494.0 million for the first quarter 2014, compared with $707.7 million for the corresponding 2013 period. Significant new awards for the first quarter 2014 included a pipe fabrication award for a propane dehydrogenation unit in the U.S. (approximately $100.0 million) and various other storage tank and fabrication awards for new and existing projects throughout the world. Significant new awards during the first quarter 2013 included LNG storage tanks and facilities for two projects in the Asia Pacific region (approximately $180.0 million and $80.0 million) and ethane storage tanks in the U.S. (approximately $110.0 million).
Revenue—Revenue was $630.4 million for the first quarter 2014, representing an increase of $135.4 million (27%), compared with the corresponding 2013 period. The increase over the prior year period was primarily attributable to the full quarter impact of the acquired Shaw operations (approximately $85.0 million).
Income from Operations—Income from operations for the first quarter 2014 was $40.4 million (6.4% of revenue), compared with $45.0 million (9.1% of revenue) for the corresponding 2013 period. Our first quarter 2014 results benefited from our higher revenue volume, but were impacted by a temporary underutilization of our pipe fabrication capacity due to customer delays (approximately $17.0 million). The first quarter 2013 period benefited from savings on storage tank projects in the Caribbean and South America (approximately $9.0 million).
Technology
New Awards—New awards were $100.2 million for the first quarter 2014, compared with $152.7 million for the corresponding 2013 period. The decrease was primarily due to higher heat transfer awards in the prior year period.
Revenue—Revenue was $144.1 million for the first quarter 2014, representing a decrease of $7.4 million (5%), compared with the corresponding 2013 period. The decrease was primarily due to a higher volume of heat transfer activity in the prior year period, partly offset by increased catalyst activity in the current quarter.
Income from Operations—Income from operations for the first quarter 2014 was $41.2 million (28.6% of revenue), versus $35.5 million (23.5% of revenue) for the corresponding 2013 period. The increase in absolute dollars and increase as a percentage of revenue was primarily due to a higher margin mix of work in the 2014 quarter for each of our licensing, heat transfer and catalyst activities, as compared to the corresponding 2013 period.
Environmental Solutions
New Awards—New awards were $279.0 million for the first quarter 2014, compared with $85.0 million for the corresponding 2013 period. Significant new awards for the first quarter 2014 included an environmental monitoring award in the U.S. (approximately $60.0 million) and a nuclear decommissioning and dismantlement award in the U.S. (approximately $35.0 million).
Revenue—Revenue was $184.9 million for the first quarter 2014, representing an increase of $79.8 million (76%), compared with the corresponding 2013 period. The increase over the prior year period was primarily attributable to the current period having a full quarter of operations.

Income from Operations—Income from operations for the first quarter 2014 was $0.2 million (0.1% of revenue), versus $0.7 million (0.6% of revenue) for the corresponding 2013 period. Our 2014 quarter results benefited from our higher revenue volume, but was offset by a lower margin mix of work. Our results continue to be impacted by ongoing uncertainty with respect to Federal government funding and prioritization.
LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents—At March 31, 2014, our cash and cash equivalents were $420.2 million, and were maintained in local accounts throughout the world, substantially all of which was maintained outside The Netherlands, our country of domicile. With the exception of $170.5 million of cash and cash equivalents within our variable interest entities (“VIEs”) associated with our partnering arrangements, which is generally only available for use in our operating activities when distributed to the partners, we are not aware of any material restrictions on our cash and cash equivalents.
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
Operating Activities—During the first three months of 2014, net cash used in operating activities was $145.8 million, primarily resulting from cash generated from earnings, offset by the net change in our accounts receivable, inventory, accounts payable and net contracts in progress account balances (collectively “Contract Capital”) ($300.5 million combined). Our Contract Capital balances fluctuate based on the size of our projects and changing mix of cost-reimbursable versus fixed-price backlog. Our cost-reimbursable projects tend to have a greater working capital requirement, while our fixed-price projects are generally structured to be cash flow positive, creating negative net contracts in progress balances that are subject to fluctuation and which are particularly impacted by the timing of new awards and related up-front payments, and achievement of subsequent billing milestones. Our Contract Capital balances are also impacted at period-end by the timing of accounts receivable billings and collections and accounts payable payments for our large projects. The $300.5 million net change in our Contract Capital balances was due primarily to progress on our two large nuclear power projects (approximately $295.0 million).
While we experienced negative operating cash flows during the first three months of 2014, variable operating cash flows due to fluctuations in our Contract Capital balances is not unusual in our business. We often have periods in which our operating cash flows exceed our operating income, and accordingly, we will have fluctuations in our operating cash flows between periods. We anticipate net Contract Capital improvement on our existing large projects and up-front payments on recent and future awards that will benefit our future operating cash flows. While our recent operating cash flows have been impacted by the items discussed above, we believe our anticipated future operating cash flows and capacity under our revolving and other credit facilities will be sufficient to finance our capital expenditures, settle our commitments and contingencies and address our working capital needs for the foreseeable future.
Investing Activities—During the first three months of 2014, net cash used in investing activities was $22.0 million, as capital expenditures of $26.5 million were partly offset by proceeds from the sale of property and equipment of $4.5 million.
We will continue to evaluate and selectively pursue other opportunities for additional expansion of our business through the acquisition of complementary businesses and technologies. These acquisitions may involve the use of cash or may require further debt or equity financing.
Financing Activities—During the first three months of 2014, net cash provided by financing activities was $152.3 million, primarily related to net revolver borrowings of $219.8 million, tax benefits associated with tax deductions in excess of recognized stock-based compensation costs of $12.9 million and cash proceeds from the issuance of shares associated with our stock plans of $11.6 million. These cash inflows were partly offset by share repurchases totaling $54.9 million (0.7 million shares at an average price of $76.74 per share), including $30.7 million to purchase 0.4 million shares of our outstanding common stock and $24.2 million to repurchase 0.3 million shares associated with stock-based compensation-related withholding taxes on taxable share distributions. Additional cash outflows included a repayment on our Term Loan of $25.0 million, dividends paid to our shareholders of $7.6 million, and distributions to our noncontrolling interest partners of $4.5 million.
Effect of Exchange Rate Changes on Cash and Cash Equivalents—During the first three months of 2014, our cash and cash equivalents balance increased by $15.2 million due to the impact of changes in functional currency exchange rates against the U.S. dollar for non-U.S. dollar cash balances, primarily the change in the Australian Dollar exchange rate. The net unrealized gain on our cash and cash equivalents resulting from these exchange rate movements is reflected in the cumulative translation adjustment component of OCI. Our cash and cash equivalents held in non-U.S. dollar currencies are used primarily for project-related and other operating expenditures in those currencies, and therefore, our exposure to realized exchange gains and losses is not anticipated to be material.
Letters of Credit/Bank Guarantees/Debt/Surety Bonds—Our primary internal source of liquidity is cash flow generated from operations. Capacity under the revolving credit facilities discussed below is also available, if necessary, to fund operating or investing activities.
We have a five-year, $1.35 billion, committed and unsecured revolving facility (the “Revolving Facility”) with BofA, as administrative agent, and BNP Paribas Securities Corp., BBVA Compass, Credit Agricole, and The Royal Bank of Scotland plc, each as syndication agents, which expires in October 2018. The Revolving Facility has a borrowing sublimit of $675.0 million (with financial letters of credit not to exceed $270.0 million) and certain financial covenants, including a maximum leverage ratio of 3.00, a minimum fixed charge coverage ratio of 1.75, and a minimum net worth level calculated as $1.8 billion at March 31, 2014. The Revolving Facility also includes customary restrictions regarding subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, and mergers and acquisitions, and includes a trailing twelve-month limitation of $250.0 million for dividend payments and share repurchases if our leverage ratio exceeds 1.50 (unlimited if our leverage ratio is equal to or below 1.50), among other restrictions. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. The interest, letter of credit fee, and commitment fee percentages are based upon our quarterly leverage ratio. In the event that we borrow funds under the facility, interest is assessed at either prime plus an applicable floating margin (0.5% at March 31, 2014), or LIBOR plus an applicable floating margin (1.5% at March 31, 2014). At March 31, 2014, we had no outstanding borrowings under the facility, but had $237.6 million of outstanding letters of credit, providing $1.1 billion of available capacity. Such letters of credit are generally issued to customers in the ordinary course of business to support advance payments and performance guarantees, in lieu of retention on our contracts, or in certain cases, are issued in support of our insurance program.
We also have a five-year, $650.0 million, committed and unsecured revolving credit facility (the “Second Revolving Facility”) with BofA, as administrative agent, and Credit Agricole, as syndication agent, which expires in February 2018. The Second Revolving Facility supplements our Revolving Facility, has a $487.5 million borrowing sublimit and includes financial and restrictive covenants similar to those noted above for the Revolving Facility. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. The interest, letter of credit fee, and commitment fee percentages are based upon our quarterly leverage ratio. In the event we borrow funds under the facility, interest is assessed at either prime plus an applicable floating margin (0.5% at March 31, 2014), or LIBOR plus an applicable floating margin (1.5% at March 31, 2014). At March 31, 2014, we had $331.0 million of outstanding borrowings and $74.7 million of outstanding letters of credit under the facility, providing $244.3 million of available capacity.
During 2014, our maximum outstanding borrowings under our revolving credit facilities were approximately $458.0 million.
At March 31, 2014, we had $900.0 million remaining on our four-year, $1.0 billion unsecured Term Loan with BofA as administrative agent, which was used to fund a portion of the 2013 Shaw Acquisition. Interest and principal under the Term Loan is payable quarterly in arrears and bears interest at LIBOR plus an applicable floating margin (1.5% at March 31, 2014). However, we continue to utilize an interest rate swap to hedge against $454.5 million of the remaining $900.0 million Term Loan, which resulted in a weighted average interest rate of approximately 1.97% during the three months ended March 31, 2014, inclusive of the applicable floating margin. Future annual maturities for the Term Loan are $75.0 million, $100.0 million, $150.0 million and $575.0 million for the remainder of 2014, 2015, 2016 and 2017, respectively. The Term Loan includes financial and restrictive covenants similar to those noted above for the Revolving Facility.
We have a series of Senior Notes totaling $800.0 million in the aggregate, with Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Credit Agricole, as administrative agents, which were used to fund a portion of the 2013 Shaw Acquisition. The Senior Notes have financial and restrictive covenants similar to those noted above for the Revolving Facility. The Senior Notes include Series A through D, which contain the following terms:

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

Uncommitted Facilities—We also have various short-term, uncommitted revolving credit facilities (the “Uncommitted Facilities”) across several geographic regions of approximately $2.0 billion. These facilities are generally used to provide letters of credit or bank guarantees to customers in the ordinary course of business to support advance payments and performance guarantees, in lieu of retention on our contracts. At March 31, 2014, we had $3.8 million of outstanding borrowings and $733.5 million of outstanding letters of credit under these facilities, providing $1.3 billion of available capacity.
In addition to providing letters of credit or bank guarantees, we also issue surety bonds in the ordinary course of business to support our contract performance. At March 31, 2014, we had $667.0 million of outstanding surety bonds.
Compliance and Other—At March 31, 2014, we were in compliance with all of our restrictive and financial covenants associated with our debt and revolving credit facilities, with a leverage ratio of 2.08, a fixed charge coverage ratio of 4.61, and net worth of $2.4 billion. Our ability to remain in compliance with our lending facilities could be impacted by circumstances or conditions beyond our control, including, but not limited to, the delay or cancellation of projects, changes in foreign currency exchange or interest rates, performance of pension plan assets, or changes in actuarial assumptions. Further, we could be impacted if our customers experience a material change in their ability to pay us, if the banks associated with our lending facilities were to cease or reduce operations, or if there is a full or partial break-up of the European Union or its currency, the Euro.
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
2013 QUARTERLY SEGMENT INFORMATION

As discussed in Note 16 to our Financial Statements, beginning in the first quarter of 2014, the results for a large EPC project in the U.S. that was previously reported within our Environmental Solutions operating group has been reclassified to our Engineering, Construction and Maintenance operating group to conform to its classification in 2014, reflecting the present management oversight for the project. The following represents our 2013 quarterly new awards, revenue and income from operations adjusted to reflect the reclassification of amounts related to this project to align with our current reporting structure:

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	Full Year 2013
New Awards
Engineering, Construction and Maintenance	$1,000,450	$1,722,966	$1,371,797	$4,035,993	$8,131,206
Fabrication Services	707,706	493,431	681,068	799,681	2,681,886
Technology	152,748	107,394	139,764	233,784	633,690
Environmental Solutions	85,045	189,996	305,557	225,590	806,188
Total new awards	$1,945,949	$2,513,787	$2,498,186	$5,295,048	$12,252,970

Revenue
Engineering, Construction and Maintenance	$1,499,776	$1,796,804	$1,907,799	$1,961,360	$7,165,739
Fabrication Services	495,048	675,471	707,026	698,052	2,575,597
Technology	151,482	161,300	155,941	130,472	599,195
Environmental Solutions	105,123	217,216	221,284	210,373	753,996
Total revenue	$2,251,429	$2,850,791	$2,992,050	$3,000,257	$11,094,527

Income From Operations
Engineering, Construction and Maintenance	$66,533	$86,725	$86,382	$110,885	$350,525
Fabrication Services	45,024	66,895	72,184	75,647	259,750
Technology	35,542	36,364	44,804	40,125	156,835
Environmental Solutions	671	5,412	4,023	3,029	13,135
Total operating groups	147,770	195,396	207,393	229,686	780,245
Acquisition and integration related costs	(61,256)	(9,964)	(5,257)	(19,260)	(95,737)
Total income from operations	$86,514	$185,432	$202,136	$210,426	$684,508

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

Revenue Recognition—Our revenue is primarily derived from long-term contracts and is generally recognized using the POC method, primarily based on the percentage that actual costs-to-date bear to total estimated costs to complete each contract. We follow the guidance of FASB ASC Revenue Recognition Topic 605-35 for accounting policies relating to our use of the POC method, estimating costs, and revenue recognition, including the recognition of incentive fees, unapproved change orders and claims, and combining and segmenting contracts. We primarily utilize the cost-to-cost approach to estimate POC as we believe this method is less subjective than relying on assessments of physical progress. Under the cost-to-cost approach, the use of estimated costs to complete each contract is a significant variable in the process of determining recognized revenue and is a significant factor in the accounting for contracts. Significant estimates that impact the cost to complete each contract are costs of engineering, materials, components, equipment, labor and subcontracts; labor productivity; schedule durations, including subcontract and supplier progress; liquidated damages; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts in progress. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates. Backlog for each of our operating groups generally consists of several hundred contracts, and although our results are impacted by changes in estimated project margins, in the current period and for the past several years, such aggregate variations have not resulted in a material net impact to our income from operations. For the three months ended March 31, 2014, we had no individual projects with significant changes in estimated margins and for the three months ended March 31, 2013, individual projects with significant changes in estimated margins did not have a material net impact on our income from operations.
Our long-term contracts are awarded on a competitive bid and negotiated basis and the timing of revenue recognition may be impacted by the terms of such contracts. We use a range of contracting options, including cost-reimbursable, fixed-price and hybrid, which has both cost-reimbursable and fixed-price characteristics. Fixed-price contracts, and hybrid contracts with a more significant fixed-price component, tend to provide us with greater control over project schedule and the timing of when work is performed and costs are incurred, and accordingly, when revenue is recognized. Cost-reimbursable contracts, and hybrid contracts with a more significant cost-reimbursable component, generally provide our customers with greater influence over the timing of when we perform our work, and accordingly, such contracts often result in less predictability with respect to the timing of revenue recognition. Contract revenue for our long-term contracts recognized under the POC method reflects the original contract price adjusted for approved change orders and estimated recoveries for incentive fees, unapproved change orders and claims. We recognize revenue associated with incentive fees when the value can be reliably estimated and recovery is probable. We recognize revenue associated with unapproved change orders and claims to the extent the related costs have been incurred, the value can be reliably estimated and recovery is probable. Our recorded incentive fees, unapproved change orders and claims reflect our best estimate of recovery amounts; however, the ultimate resolution and amounts received could differ from these estimates. See Note 15 to our Financial Statements for additional discussion of our recorded unapproved change orders, claims, incentives and other contract recoveries.
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
Cost of revenue for our long-term contracts includes direct contract costs, such as materials and labor, and indirect costs that are attributable to contract activity. The timing of when we bill our customers is generally dependent upon advance billing terms, completion of certain phases of the work, or when services are provided. Cumulative costs and estimated earnings recognized to-date in excess of cumulative billings is reported on the Balance Sheet as costs and estimated earnings in excess of billings. Cumulative billings in excess of cumulative costs and estimated earnings recognized to-date is reported on the Balance Sheet as billings in excess of costs and estimated earnings. At March 31, 2014 and December 31, 2013, we had billings to customers on our long-term contracts of $19.0 billion and $16.1 billion, respectively, netted within costs and estimated earnings in excess of billings and billings to customers of $23.1 billion and $25.4 billion, respectively, netted within billings in excess of costs and estimated earnings. Any uncollected billed revenue, including contract retentions, is reported as accounts receivable. At March 31, 2014 and December 31, 2013, accounts receivable included contract retentions of approximately

$72.4 million and $68.6 million, respectively. Contract retentions due beyond one year were not material at March 31, 2014 or December 31, 2013.
Revenue for our service contracts that do not satisfy the criteria for revenue recognition under the POC method is recorded at the time services are performed. Revenue associated with incentive fees for these contracts is recognized when earned. Unbilled receivables for our service contracts are recorded within accounts receivable and were approximately $86.0 million and $80.0 million at March 31, 2014 and December 31, 2013, respectively.
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
Recoverability of Goodwill and Long-Lived Assets—At March 31, 2014, our goodwill balance was $4.2 billion, including $3.3 billion associated with the 2013 Shaw Acquisition. Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually at our reporting unit level, absent any indicators of impairment. Our Engineering, Construction and Maintenance operating group includes three reporting units, our Fabrication Services operating group includes two reporting units, and our Technology and Environmental Solutions operating groups each represent a reporting unit. We perform our annual impairment assessment during the fourth quarter of each year based upon balances as of the beginning of that year’s fourth quarter. As part of our annual impairment assessment, in the fourth quarter of 2013, we performed a quantitative assessment of goodwill for each of our reporting units. We utilized an income approach (discounted cash flow method) to value our reporting units and test for impairment as we believe this is the most direct approach to incorporate the specific economic attributes and risk profiles of our reporting units into our valuation model. This is consistent with the methodology used for our annual impairment assessment in previous years. We generally do not utilize a market approach given the difficulty in identifying relevant market transactions and the volatility of markets from which transactions are derived. The discounted cash flow methodology, which compares an estimate of a reporting unit’s discounted future cash flows to its net book value, is based, to a large extent, on assumptions about future events, which may or may not occur as anticipated, and such deviations could have a significant impact on the calculated estimated fair values of our reporting units. These assumptions include, but are not limited to, estimates of future growth rates, discount rates and terminal values for each reporting unit. Based upon this quantitative assessment, no impairment charge was necessary during 2013, as the fair value of each of the reporting units acquired in 2013 exceeded their respective net book value and the fair value of all other reporting units significantly exceeded their respective net book values. During the three months ended March 31, 2014, no indicators of goodwill impairment were identified. If, based on future assessments, our goodwill is deemed to be impaired, the impairment would result in a charge to earnings in the year of impairment.
We amortize our finite-lived intangible assets on a straight-line basis with lives ranging from 2 to 20 years, absent any indicators of impairment. We review tangible assets and finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, the estimated future cash flow associated with the asset or asset group will be compared to the asset’s carrying amount to determine if impairment exists. During the three months ended March 31, 2014, we noted no indicators of impairment. See Note 6 to our Financial Statements for further discussion regarding goodwill and other intangible assets.
Income Taxes—Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis using currently enacted income tax rates for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any net DTAs if, based upon the available evidence, it is more likely than not that some or all of the DTAs will not be realized. The final realization of DTAs depends upon our ability to generate sufficient future taxable income of the appropriate character and in the appropriate jurisdictions.
On a periodic and ongoing basis we evaluate our DTAs and assess the appropriateness of our valuation allowances. In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the DTAs. If, based on the weight of available evidence, our assessment indicates that it is more likely than not that a DTA will not be realized, we record a valuation allowance. Our assessments include, among other things, the value and quality of our backlog, evaluations of existing and anticipated market conditions, analysis of recent and historical operating results and projections of future results, strategic plans and alternatives for associated operations, as well as asset expiration dates, where applicable.
We provide income tax and associated interest reserves, where applicable, in situations where we have and have not received tax assessments. Tax and associated interest reserves are provided in those instances where we consider it more likely than not that additional tax will be due in excess of amounts reflected in income tax returns filed worldwide. At March 31, 2014 and December 31, 2013, our reserves totaled approximately $14.3 million. If these income tax reserves are ultimately unnecessary, approximately $11.1 million would impact the effective tax rate as we are contractually indemnified for the remaining balances. We continually review our exposure to additional income tax obligations and, as further information is known or events occur, changes in our tax and interest reserves may be recorded within income tax expense and interest expense, respectively.
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
If at any time a venture qualifies as a VIE, we perform a qualitative assessment to determine whether we are the primary beneficiary of the VIE and, therefore, need to consolidate the VIE. We are the primary beneficiary if we have (1) the power to direct the economically significant activities of the VIE and (2) the right to receive benefits from, and obligation to absorb losses of, the VIE. If the venture is a VIE and we are the primary beneficiary, or we otherwise have the ability to control the venture, we consolidate the venture. If we are not determined to be the primary beneficiary of the VIE, or only have the ability to significantly influence, rather than control the venture, we do not consolidate the venture. We account for unconsolidated ventures using proportionate consolidation when we meet the applicable accounting criteria to do so and utilize the equity method otherwise. At March 31, 2014 and December 31, 2013, and for the three months ended March 31, 2014 and 2013, the results of our proportionately consolidated ventures were not material. See Note 7 to our Financial Statements for additional discussion of our material partnering arrangements.
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

•
Interest Rate Derivatives—During the three months ended March 31, 2014, we continued to utilize a swap arrangement to hedge against interest rate variability associated with $454.5 million of our remaining $900.0 million Term Loan. The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Loan at inception and through March 31, 2014. Accordingly, changes in the fair value of the swap arrangement are included in AOCI until the associated underlying exposure impacts our earnings.

FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q, including all documents incorporated by reference, contains forward-looking statements regarding CB&I and represents our expectations and beliefs concerning future events. These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties. When considering any statements that are predictive in nature, depend upon or refer to future events or conditions, or use or contain words, terms, phrases, or expressions such as “achieve,” “forecast,” “plan,” “propose,” “strategy,” “envision,” “hope,” “will,” “continue,” “potential,” “expect,” “believe,” “anticipate,” “project,” “estimate,” “predict,” “intend,” “should,” “could,” “may,” “might,” or similar forward-looking statements, we refer you to the cautionary statements concerning risk factors and “Forward-Looking Statements” described under “Risk Factors” in Item 1A of our 2013 Annual Report and any updates to those risk factors or “Forward-Looking Statements” included in our subsequent quarterly reports on Form 10-Q filed with the SEC, which cautionary statements are incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk—We are exposed to market risk associated with changes in foreign currency exchange rates, which may adversely affect our results of operations and financial condition. One form of exposure to fluctuating exchange rates relates to the effects of translating financial statements of foreign operations (primarily Australian Dollar, British Pound, Canadian Dollar, Colombian Peso and Euro denominated) into our reporting currency, which are recognized as a cumulative translation adjustment in AOCI. The change in the currency translation adjustment component of AOCI during the three months ended March 31, 2014 was a gain totaling $3.9 million, net of tax, primarily resulting from movements in the Australian Dollar and Canadian Dollar exchange rates against the U.S. Dollar. We generally do not hedge our exposure to potential foreign currency translation adjustments.
We do not engage in currency speculation; however, we do utilize foreign currency exchange rate derivatives on an on-going basis to hedge against certain foreign currency-related operating exposures. We generally seek hedge accounting treatment for contracts used to hedge operating exposures and designate them as cash flow hedges. Therefore, gains and losses, exclusive of credit risk and forward points, are included in AOCI until the associated underlying operating exposure impacts our earnings. Changes in the fair value of (1) credit risk and forward points, (2) instruments deemed ineffective during the period, and (3) instruments that we do not designate as cash flow hedges, are recognized within cost of revenue and were not material during the three months ended March 31, 2014.
At March 31, 2014, the notional value of our outstanding forward contracts to hedge certain foreign currency exchange-related operating exposures was $107.0 million, including net foreign currency exchange rate exposure associated with the purchase of U.S. Dollars ($54.5 million), Singapore Dollars ($24.8 million), British Pounds ($11.9 million), Euros ($10.2 million), Chinese Renminbi ($5.2 million) and Thai Baht ($0.4 million). The total net fair value of these contracts was a loss of approximately $1.8 million at March 31, 2014. The potential change in fair value for our outstanding contracts resulting from a hypothetical ten percent change in quoted foreign currency exchange rates would have been approximately $10.6 million at March 31, 2014. This potential change in fair value of our outstanding contracts would be offset by the change in fair value of the associated underlying operating exposures.
Interest Rate Risk—We continue to utilize an interest rate swap to hedge against interest rate variability associated with $454.5 million of our $1.0 billion Term Loan. The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Loan at inception and through March 31, 2014. Accordingly, changes in the fair value of the interest rate swap are recognized in AOCI. The total net fair value of the contract was a gain of approximately $1.6 million at March 31, 2014. The potential change in fair value for our interest rate swap resulting from a hypothetical one percent change in the LIBOR rate would have been approximately $9.9 million at March 31, 2014.
Other—The carrying values of our accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. At March 31, 2014, the fair value of our Term Loan, based upon the current market rates for debt with similar credit risk and maturity, approximated its carrying value as interest is based upon LIBOR plus an applicable floating margin. Our Senior Notes are categorized within level 2 of the valuation hierarchy and had a total fair value of approximately $779.2 million at March 31, 2014, based upon the current market rates for debt with similar credit risk and maturities. See Note 10 to our Financial Statements for additional discussion of our financial instruments.

Item 4. Controls and Procedures
Disclosure Controls and Procedures—As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon such evaluation, the CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures are effective.
Changes in Internal Control—There were no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
General—We have been and may from time to time be named as a defendant in legal actions claiming damages in connection with engineering and construction projects, technology licenses, other services we provide, and other matters. These are typically claims that arise in the normal course of business, including employment-related claims and contractual disputes or claims for personal injury or property damage which occur in connection with services performed relating to project or construction sites. Contractual disputes normally involve claims relating to the timely completion of projects, performance of equipment or technologies, design or other engineering services or project construction services provided by us. We do not believe that any of our pending contractual, employment-related, personal injury or property damage claims and disputes will have a material adverse effect on our future results of operations, financial position or cash flow. See Note 15 to our Financial Statements for additional discussion of claims associated with our projects.
Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Over the past several decades and through March 31, 2014, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 5,400 plaintiffs and, of those claims, approximately 1,500 claims were pending and 3,900 have been closed through dismissals or settlements. Over the past several decades and through March 31, 2014, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount of approximately two thousand dollars per claim. We review each case on its own merits and make accruals based upon the probability of loss and our estimates of the amount of liability and related expenses, if any. We do not believe that any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow, and at March 31, 2014, we had approximately $4.2 million accrued for liability and related expenses. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that we may expect to recover because of the variability in coverage amounts, limitations and deductibles, or the viability of carriers, with respect to our insurance policies for the years in question.
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
We believe we are in compliance, in all material respects, with environmental laws and regulations and maintain insurance coverage to mitigate our exposure to environmental liabilities. We do not believe any environmental matters will have a material adverse effect on our future results of operations, financial position or cash flow. We do not anticipate we will incur material capital expenditures for environmental controls or for the investigation or remediation of environmental conditions during the remainder of 2014 or 2015.

Item 1A. Risk Factors
There have been no material changes to risk factors as previously disclosed in our 2013 Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 27, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Stock Repurchases—The following table summarizes the number of shares repurchased during the first quarter of 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)(2)
	(a)	(b)	(c)	(d)
1/1/2014 - 1/31/2014	112	$74.89	112	10,568
2/1/2014 - 2/28/2014	300	$74.38	300	10,268
3/1/2014 - 3/31/2014	—	$—	—	10,268
Total	412	$74.52	412	10,268

(1)	Table does not include shares withheld for tax purposes or forfeitures under our equity plans.

(2)
On May 8, 2013, our shareholders authorized us to repurchase up to 10% of our issued share capital (or approximately 10.8 million shares) through November 8, 2014. However, the number of shares repurchased in the future, if any, and the timing and manner of any repurchases are determined by us in light of prevailing market conditions, our available resources and other factors, including those discussed elsewhere in this Form 10-Q.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits
(a) Exhibits

10.1 (1)	Third Amendment to The Shaw Group Inc. 2008 Omnibus Incentive Plan (1)

31.1 (1)	Certification Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (1)	Certification Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (1),(2)	XBRL Instance Document.

101.SCH (1),(2)	XBRL Taxonomy Extension Schema Document.

101.CAL (1),(2)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (1),(2)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB (1),(2)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (1),(2)	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed herewith

(2)
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iii) the Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, (v) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2014 and 2013, and (vi) the Notes to Financial Statements.

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
Date: April 23, 2014