Form 10-Q
period 2014-09-30
CHICAGO BRIDGE & IRON CO N V
filed 2014-10-24
CIK 1027884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
The number of shares outstanding of the registrant’s common stock as of October 15, 2014 – 108,291,910

CHICAGO BRIDGE & IRON COMPANY N.V.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)
Revenue	$3,380,733	$2,992,050	$9,603,244	$8,094,270
Cost of revenue	2,987,539	2,675,481	8,527,473	7,234,466
Gross profit	393,194	316,569	1,075,771	859,804
Selling and administrative expense	92,585	93,699	309,783	280,564
Intangibles amortization	16,789	17,411	49,845	42,682
Equity earnings	(6,673)	(5,734)	(14,003)	(16,137)
Other operating (income) expense, net	(132)	3,800	(777)	2,136
Acquisition and integration related costs	4,563	5,257	22,167	76,477
Income from operations	286,062	202,136	708,756	474,082
Interest expense	(21,337)	(22,569)	(61,899)	(66,072)
Interest income	2,584	1,340	6,121	5,209
Income before taxes	267,309	180,907	652,978	413,219
Income tax expense	(83,419)	(47,944)	(199,276)	(117,684)
Net income	183,890	132,963	453,702	295,535
Less: Net income attributable to noncontrolling interests	(22,048)	(15,275)	(60,505)	(38,196)
Net income attributable to CB&I	$161,842	$117,688	$393,197	$257,339

Net income attributable to CB&I per share:
Basic	$1.50	$1.10	$3.64	$2.44
Diluted	$1.48	$1.08	$3.61	$2.41
Weighted average shares outstanding:
Basic	108,199	107,277	107,993	105,398
Diluted	109,209	108,665	109,061	106,874
Cash dividends on shares:
Amount	$7,574	$5,370	$22,700	$16,078
Per share	$0.07	$0.05	$0.21	$0.15
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)
Net income	$183,890	$132,963	$453,702	$295,535
Other comprehensive (loss) income, net of tax:
Change in cumulative translation adjustment	(70,665)	24,950	(57,713)	(7,132)
Change in unrealized fair value of cash flow hedges	(1,540)	(2,980)	(3,081)	2,327
Change in unrecognized prior service pension credits/costs	(175)	(86)	(310)	(398)
Change in unrecognized actuarial pension gains/losses	6,498	(3,094)	8,711	2,190
Comprehensive income	118,008	151,753	401,309	292,522
Net income attributable to noncontrolling interests	(22,048)	(15,275)	(60,505)	(38,196)
Change in cumulative translation adjustment attributable to noncontrolling interests	11,049	(2,510)	5,075	(1,006)
Comprehensive income attributable to CB&I	$107,009	$133,968	$345,879	$253,320
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and cash equivalents ($98,924 and $153,485 related to variable interest entities ("VIEs"))	$271,444	$420,502
Accounts receivable, net ($381,789 and $151,241 related to VIEs)	1,607,655	1,385,448
Inventory	285,881	302,987
Costs and estimated earnings in excess of billings ($44,683 and $59,092 related to VIEs)	585,255	566,718
Deferred income taxes	493,549	555,589
Other current assets ($38,767 and $31,487 related to VIEs)	150,004	158,321
Total current assets	3,393,788	3,389,565
Equity investments	103,684	101,754
Property and equipment, net ($22,602 and $24,655 related to VIEs)	776,361	788,797
Deferred income taxes	78,862	110,142
Goodwill	4,202,943	4,226,468
Other intangibles, net	574,619	627,723
Other non-current assets	140,615	145,144
Total assets	$9,270,872	$9,389,593
Liabilities
Revolving facility and other short-term borrowings	$543,740	$115,000
Current maturities of long-term debt	106,418	100,000
Accounts payable ($197,197 and $200,721 related to VIEs)	1,225,583	1,157,478
Accrued liabilities	781,140	699,506
Billings in excess of costs and estimated earnings ($132,822 and $29,670 related to VIEs)	1,744,330	2,720,251
Deferred income taxes	5,629	5,389
Total current liabilities	4,406,840	4,797,624
Long-term debt	1,591,179	1,625,000
Other non-current liabilities	373,944	387,555
Deferred income taxes	32,104	71,976
Total liabilities	6,404,067	6,882,155
Shareholders’ Equity
Common stock, Euro .01 per share par value; shares authorized: 250,000; shares issued: 108,307 and 107,857; shares outstanding: 108,206 and 107,478	1,281	1,275
Additional paid-in capital	765,202	753,742
Retained earnings	2,103,906	1,733,409
Treasury stock, at cost: 101 and 379 shares	(6,927)	(23,914)
Accumulated other comprehensive loss	(167,251)	(119,933)
Total CB&I shareholders’ equity	2,696,211	2,344,579
Noncontrolling interests	170,594	162,859
Total shareholders’ equity	2,866,805	2,507,438
Total liabilities and shareholders’ equity	$9,270,872	$9,389,593
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2014	2013
	(Unaudited)
Cash Flows from Operating Activities
Net income	$453,702	$295,535
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	135,281	130,685
Deferred taxes	72,562	154,830
Stock-based compensation expense	56,174	51,220
Equity earnings	(14,003)	(16,137)
Gain on property and equipment transactions	(777)	(2,186)
Unrealized loss on foreign currency hedge ineffectiveness	3,179	499
Excess tax benefits from stock-based compensation	(15,474)	(11,192)
Changes in operating assets and liabilities:
Increase in receivables, net	(222,207)	(242,507)
Change in contracts in progress, net	(994,458)	(385,098)
Decrease (increase) in inventory	17,106	(11,985)
Increase (decrease) in accounts payable	68,105	(98,338)
Decrease in other current and non-current assets	13,064	43,279
Increase (decrease) in accrued and other non-current liabilities	62,407	(136,656)
Decrease in equity investments	16,396	33,575
Change in other, net	(350)	497
Net cash used in operating activities	(349,293)	(193,979)
Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	—	(1,774,158)
Capital expenditures	(79,511)	(60,524)
Proceeds from sale of property and equipment	8,873	9,234
Change in other, net	(3,935)	28,190
Net cash used in investing activities	(74,573)	(1,797,258)
Cash Flows from Financing Activities
Revolving facility and other short-term borrowings, net	428,740	244,000
Long-term borrowings	48,081	1,000,000
Cash withdrawn from restricted cash and cash equivalents (Senior Notes)	—	800,000
Cash withdrawn from restricted cash and cash equivalents (Westinghouse-related debt)	—	1,309,022
Repayment of Westinghouse-related debt	—	(1,353,694)
Repayments on long-term debt	(75,484)	(56,250)
Excess tax benefits from stock-based compensation	15,474	11,192
Purchase of treasury stock	(66,639)	(24,996)
Issuance of stock	22,571	27,846
Dividends paid	(22,700)	(16,078)
Distributions to noncontrolling interests	(47,695)	(12,572)
Revolving facility and deferred financing costs	—	(26,987)
Net cash provided by financing activities	302,348	1,901,483
Effect of exchange rate changes on cash and cash equivalents	(27,540)	(10,678)
Decrease in cash and cash equivalents	(149,058)	(100,432)
Cash and cash equivalents, beginning of the year	420,502	643,395
Cash and cash equivalents, end of the period	$271,444	$542,963

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except per share data)

	Common Stock		Additional Paid-In	Retained	Treasury Stock		Accumulated Other Comprehensive	Non - controlling	Total Shareholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Interests	Equity
(Unaudited)
Balance at December 31, 2013	107,478	$1,275	$753,742	$1,733,409	379	$(23,914)	$(119,933)	$162,859	$2,507,438
Net income	—	—	—	393,197	—	—	—	60,505	453,702
Change in cumulative translation adjustment, net	—	—	—	—	—	—	(52,638)	(5,075)	(57,713)
Change in unrealized fair value of cash flow hedges, net	—	—	—	—	—	—	(3,081)	—	(3,081)
Change in unrecognized prior service pension credits/costs, net	—	—	—	—	—	—	(310)	—	(310)
Change in unrecognized actuarial pension gains/losses, net	—	—	—	—	—	—	8,711	—	8,711
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(47,695)	(47,695)
Dividends paid ($0.21 per share)	—	—	—	(22,700)	—	—	—	—	(22,700)
Stock-based compensation expense	—	—	56,174	—	—	—	—	—	56,174
Issuance to treasury stock	—	6	35,483	—	450	(35,489)	—	—	—
Purchase of treasury stock	(864)	—	—	—	864	(66,639)	—	—	(66,639)
Issuance of stock	1,592	—	(80,197)	—	(1,592)	119,115	—	—	38,918
Balance at September 30, 2014	108,206	$1,281	$765,202	$2,103,906	101	$(6,927)	$(167,251)	$170,594	$2,866,805

	Common Stock		Additional Paid-In	Retained	Stock Held in Trust		Treasury Stock		Accumulated Other Comprehensive	Non - controlling	Total Shareholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Shares	Amount	(Loss) Income	Interests	Equity
(Unaudited)
Balance at December 31, 2012	96,835	$1,190	$363,417	$1,300,742	316	$(3,031)	4,688	$(193,533)	$(101,032)	$28,557	$1,396,310
Net income	—	—	—	257,339	—	—	—	—	—	38,196	295,535
Change in cumulative translation adjustment, net	—	—	—	—	—	—	—	—	(8,138)	1,006	(7,132)
Change in unrealized fair value of cash flow hedges, net	—	—	—	—	—	—	—	—	2,327	—	2,327
Change in unrecognized prior service pension credits/costs, net	—	—	—	—	—	—	—	—	(398)	—	(398)
Change in unrecognized actuarial pension gains/losses, net	—	—	—	—	—	—	—	—	2,190	—	2,190
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(12,572)	(12,572)
Dividends paid ($0.15 per share)	—	—	—	(16,078)	—	—	—	—	—	—	(16,078)
Stock-based compensation expense	—	—	51,220	—	—	—	—	—	—	—	51,220
Business acquisitions	8,893	85	388,600	—	—	—	(2,559)	100,125	—	24,265	513,075
Issuance of treasury stock to trust	98	—	896	—	98	(5,245)	(98)	4,349	—	—	—
Release of trust shares	(15)	—	(3,355)	—	(414)	8,276	15	(856)	—	—	4,065
Purchase of treasury stock	(467)	—	—	—	—	—	467	(24,996)	—	—	(24,996)
Issuance of stock	2,060	—	(55,678)	—	—	—	(2,060)	90,594	—	—	34,916
Balance at September 30, 2013	107,404	$1,275	$745,100	$1,542,003	—	$—	453	$(24,317)	$(105,051)	$79,452	$2,238,462

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation—The accompanying unaudited interim Condensed Consolidated Financial Statements (“Financial Statements”) are prepared in accordance with the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP”). These Financial Statements include all wholly-owned subsidiaries and those entities which we are required to consolidate. See the “Partnering Arrangements” section of this footnote for further discussion of our consolidation policy for those entities that are not wholly-owned. We believe these Financial Statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our results of operations for the three and nine months ended September 30, 2014 and 2013, our financial position as of September 30, 2014 and our cash flows for the nine months ended September 30, 2014 and 2013. The December 31, 2013 Condensed Consolidated Balance Sheet was derived from our December 31, 2013 audited Consolidated Balance Sheet.
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
Revenue Recognition—Our revenue is primarily derived from long-term contracts and is generally recognized using the percentage of completion (“POC”) method, primarily based on the percentage that actual costs-to-date bear to total estimated costs to complete each contract. We follow the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Revenue Recognition Topic 605-35 for accounting policies relating to our use of the POC method, estimating costs, and revenue recognition, including the recognition of incentive fees, unapproved change orders and claims, and combining and segmenting contracts. We primarily utilize the cost-to-cost approach to estimate POC as we believe this method is less subjective than relying on assessments of physical progress. Under the cost-to-cost approach, the use of estimated costs to complete each contract is a significant variable in the process of determining recognized revenue and is a significant factor in the accounting for contracts. Significant estimates that impact the cost to complete each contract are costs of engineering, materials, components, equipment, labor and subcontracts; labor productivity; schedule durations, including subcontractor or supplier progress; liquidated damages; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts in progress. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates. Backlog for each of our operating groups generally consists of several hundred contracts, and although our results are impacted by changes in

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated project margins, for the past several years such aggregate variations have not resulted in a material net impact to our income from operations. For the three and nine months ended September 30, 2014 and September 30, 2013, individual projects with significant changes in estimated margins did not have a material net impact on our income from operations.
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
Cost of revenue for our long-term contracts includes direct contract costs, such as materials and labor, and indirect costs that are attributable to contract activity. The timing of when we bill our customers is generally dependent upon advance billing terms, milestone billings based on the completion of certain phases of the work, or when services are provided. Projects with costs and estimated earnings recognized to-date in excess of cumulative billings is reported on the Condensed Consolidated Balance Sheet (“Balance Sheet”) as costs and estimated earnings in excess of billings. Projects with cumulative billings in excess of costs and estimated earnings recognized to-date is reported on the Balance Sheet as billings in excess of costs and estimated earnings. The net balances on our Balance Sheet are collectively referred to as Contracts in Progress, net and the components of these balances at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014		December 31, 2013
	Asset	Liability	Asset	Liability
Costs and estimated earnings on contracts in progress	$22,422,124	$20,575,769	$16,694,373	$23,377,143
Billings on contracts in progress	(21,836,869)	(21,740,231)	(16,127,655)	(25,422,746)
Margin fair value liability for acquired contracts (1)	—	(579,868)	—	(674,648)
Contracts in Progress, net	$585,255	$(1,744,330)	$566,718	$(2,720,251)

(1)
The balance represents a margin fair value liability associated with long-term contracts acquired in connection with the Shaw Acquisition on February 13, 2013 (see Note 4). The margin fair value liability was approximately $745,500 at the Acquisition Closing Date and is recognized as revenue on a POC basis as the applicable projects progress. We anticipate the remaining liability will be recognized as revenue over the next five to six years. Revenue and the related income from operations recognized during the three and nine months ended September 30, 2014 was approximately $33,500 and $94,800, respectively, compared with approximately $21,500 and $46,200, respectively, for the comparable 2013 periods.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Any uncollected billed amounts, including contract retentions, are reported as accounts receivable. At September 30, 2014 and December 31, 2013, accounts receivable included contract retentions of approximately $68,200 and $68,600, respectively. Contract retentions due beyond one year were not material at September 30, 2014 or December 31, 2013.
Revenue for our service contracts that do not satisfy the criteria for revenue recognition under the POC method is recorded at the time services are performed. Revenue associated with incentive fees for these contracts is recognized when earned. Unbilled receivables for our service contracts are recorded within accounts receivable and were approximately $77,900 and $80,000 at September 30, 2014 and December 31, 2013, respectively.
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
Our billed and unbilled revenue may be exposed to potential credit risk if our customers should encounter financial difficulties, and we maintain reserves for specifically-identified potential uncollectible receivables. At September 30, 2014 and December 31, 2013, our allowances for doubtful accounts were not material.
Other Operating Expense (Income), Net—Other operating expense (income), net, generally represents losses (gains) associated with the sale or disposition of property and equipment.
Acquisition and Integration Related Costs—For the three and nine months ended September 30, 2014, integration related costs were $4,563 and $22,167, respectively, primarily related to facility consolidations, including the associated accrued future lease costs for vacated facilities and unutilized capacity, personnel relocation and severance related costs, and systems integration costs. For the three and nine months ended September 30, 2013, acquisition and integration related costs were $5,257 and $76,477, respectively, primarily related to transaction costs, professional fees, and change-in-control and severance related costs.
Recoverability of Long-Lived Assets—Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually at our reporting unit level, absent any indicators of impairment. Our Engineering, Construction and Maintenance operating group includes three reporting units, our Fabrication Services operating group includes two reporting units, and our Technology and Environmental Solutions operating groups each represent a reporting unit. We perform our annual impairment assessment during the fourth quarter of each year based upon balances as of the beginning of that year’s fourth quarter. As part of our annual impairment assessment, in the fourth quarter of 2013, we performed a quantitative assessment of goodwill for each of our reporting units. We utilized an income approach (discounted cash flow method) to value our reporting units and test for impairment as we believe this is the most direct approach to incorporate the specific economic attributes and risk profiles of our reporting units into our valuation model. This is consistent with the methodology used for our annual quantitative impairment assessment in previous years. We generally do not utilize a market approach given the difficulty in identifying relevant market transactions and the volatility of markets from which transactions are derived. Based upon our quantitative assessment, no impairment charge was necessary during 2013, as the fair value of each of the reporting units acquired in 2013 exceeded its respective net book value and the fair value of all other reporting units significantly exceeded their respective net book values. During the nine months ended September 30, 2014, no indicators of goodwill impairment were identified. If, based on future assessments, our goodwill is deemed to be impaired, the impairment would result in a charge to earnings in the year of impairment.
We amortize our finite-lived intangible assets on a straight-line basis with lives ranging from 2 to 20 years, absent any indicators of impairment. We review tangible assets and finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, the estimated future cash flow associated with the asset or asset group will be compared to the asset’s carrying amount to determine if an impairment exists. During the nine months ended September 30, 2014, we noted no indicators of impairment. See Note 6 for further discussion regarding goodwill and other intangible assets.
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
Foreign Currency—The nature of our business activities involves the management of various financial and market risks, including those related to changes in foreign currency exchange rates. The effects of translating financial statements of foreign operations into our reporting currency are recognized as a cumulative translation adjustment in accumulated other comprehensive income (loss) (“AOCI”) which is net of tax, where applicable. Foreign currency exchange gains (losses) are included within cost of revenue and were not material for the three and nine months ended September 30, 2014 and 2013.
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

•
Interest Rate Derivatives—At September 30, 2014, we continued to utilize a swap arrangement to hedge against interest rate variability associated with $429,250 of our outstanding $850,000 unsecured term loan (the “Term Loan”). The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Loan at inception and through September 30, 2014. Accordingly, changes in the fair value of the swap arrangement are included in AOCI until the associated underlying exposure impacts our earnings.

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
Income tax and associated interest reserves, where applicable, are recorded in those instances where we consider it more likely than not that additional tax will be due in excess of amounts reflected in income tax returns filed worldwide, irrespective of whether or not we have received tax assessments. At September 30, 2014, our reserves totaled approximately $12,800. If these income tax reserves are ultimately unnecessary, approximately $9,700 would benefit tax expense as we are contractually indemnified for the remaining balances. At December 31, 2013, our reserves totaled approximately $14,300. We continually review our exposure to additional income tax obligations and, as further information is known or events occur, changes in our tax and interest reserves may be recorded within income tax expense and interest expense, respectively.
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
3. EARNINGS PER SHARE
A reconciliation of weighted average basic shares outstanding to weighted average diluted shares outstanding and the computation of basic and diluted EPS are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income attributable to CB&I	$161,842	$117,688	$393,197	$257,339
Weighted average shares outstanding—basic	108,199	107,277	107,993	105,398
Effect of restricted shares/performance shares/stock options (1)	1,000	1,319	1,031	1,405
Effect of directors’ deferred-fee shares	10	69	37	71
Weighted average shares outstanding—diluted	109,209	108,665	109,061	106,874
Net income attributable to CB&I per share:
Basic	$1.50	$1.10	$3.64	$2.44
Diluted	$1.48	$1.08	$3.61	$2.41

(1)	Antidilutive stock options excluded from diluted EPS were not material for the three and nine months ended September 30, 2014 or 2013.
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
Supplemental Pro Forma Information (Unaudited)—The following unaudited pro forma condensed combined financial information (“the pro forma financial information”) presented for the nine months ended September 30, 2013 gives effect to the acquisition of Shaw by CB&I, accounted for as a business combination using the purchase method of accounting. The pro forma financial information reflects the Acquisition and related events as if they occurred on January 1, 2013, and gives effect to pro forma events that are directly attributable to the Acquisition, factually supportable, and expected to have a continuing impact on the combined results of CB&I and Shaw following the Acquisition. The pro forma financial information includes adjustments to: (1) exclude transaction costs, professional fees, and change-in-control and severance related costs that were included in CB&I and Shaw’s historical results and are not expected to be recurring; (2) exclude the results of portions of the Shaw business that were not acquired by CB&I or are not expected to have a continuing impact; (3) include additional intangibles amortization and net interest expense associated with the Shaw Acquisition; and (4) include the pro forma results of Shaw from January 1, 2013 through the Acquisition Closing Date for the nine months ended September 30, 2013. Adjustments, net of tax, included in the pro forma net income below that were of a non-recurring nature totaled approximately $61,100 for the nine months ended September 30, 2013, reflecting the elimination of financing and acquisition and integration related costs. This pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the pro forma events taken place on the dates indicated. Further, the pro forma financial information does not purport to project the future operating results of the combined company following the Acquisition.

Nine Months Ended September 30, 2013

Pro forma revenue	$8,584,140
Pro forma net income attributable to CB&I	$321,027
Pro forma net income attributable to CB&I per share:
Basic	$3.00
Diluted	$2.96
5. INVENTORY
The components of inventory at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014	December 31, 2013
Raw materials	$168,329	$184,586
Work in process	37,697	31,764
Finished goods	79,855	86,637
Total	$285,881	$302,987
6. GOODWILL AND OTHER INTANGIBLES
Goodwill—At September 30, 2014 and December 31, 2013, our goodwill balances were $4,202,943 and $4,226,468, respectively, attributable to the excess of the purchase price over the fair value of net assets acquired in connection with our acquisitions:

Total
Balance at December 31, 2013	$4,226,468
Foreign currency translation	(19,547)
Amortization of tax goodwill in excess of book goodwill	(3,978)
Balance at September 30, 2014	$4,202,943
During the nine months ended September 30, 2014, no indicators of goodwill impairment were identified and therefore no goodwill impairment charge was recorded. There can be no assurance that future goodwill impairment tests will not result in charges to earnings.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Intangible Assets—The following table provides a summary of our acquired finite-lived intangible assets at September 30, 2014 and December 31, 2013, including weighted average useful lives for each major intangible asset class and in total:

	September 30, 2014		December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets (weighted average life)
Backlog and customer relationships (16 years)	$380,586	$(61,739)	$380,586	$(33,735)
Process technologies (15 years)	290,219	(102,299)	295,726	(90,282)
Tradenames (10 years)	85,752	(17,991)	86,042	(11,126)
Lease agreements (6 years) (1)	—	—	7,718	(7,627)
Non-compete agreements (7 years)	2,845	(2,754)	3,012	(2,591)
Total (15 years) (2)	$759,402	$(184,783)	$773,084	$(145,361)

(1)
Lease agreement intangibles totaling $7,718 became fully amortized during the nine months ended September 30, 2014 and were therefore removed from the September 30, 2014 gross carrying and accumulated amortization balances above.

(2)	The decrease in intangibles during the nine months ended September 30, 2014 primarily related to amortization expense of $49,845 and the impact of foreign currency translation.
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
Unconsolidated Ventures (Proportionate Consolidation)—The following is a summary description of our significant unconsolidated joint ventures which have been accounted for using proportionate consolidation:

•
CBI/Chiyoda—We have a venture with Chiyoda (CB&I—50% / Chiyoda—50%) to perform EPC work for three liquefied natural gas (“LNG”) liquefaction trains in Hackberry, Louisiana. Our proportionate share of the CB&I/Chiyoda project value is approximately $3,100,000.

•
CBI/Zachry—We have a venture with Zachry (CB&I—50% / Zachry—50%) to perform EPC work for two LNG liquefaction trains in Freeport, Texas. Our proportionate share of the CB&I/Zachry project value is approximately $2,600,000.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents summarized balance sheet information for our proportionately consolidated VIEs:

	September 30, 2014	December 31, 2013
CBI/Chiyoda
Current assets	$46,971	$—
Current liabilities	$44,167	$—
CBI/Zachry
Current assets	$15,459	$—
Current liabilities	$14,299	$—
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

•
NET Power LLC (“NET Power”)—We have a 33% interest in NET Power, a venture between CB&I and various other parties, formed for the purpose of developing, commercializing and monetizing a new natural gas power system that produces zero atmospheric emissions, including carbon dioxide. NET Power is building a first-of-a-kind demonstration plant which will be funded by a combination of cash and in-kind contributions and services from the venture partners and other parties. Our commitment for NET Power totals $50,400 and at September 30, 2014, we had cumulatively invested cash and in-kind services of approximately $11,300.

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

•
CBI/Clough—We have a venture with Clough (CB&I—65% / Clough—35%) to perform the EPC work for a gas conditioning plant, nearby wellheads, and associated piping and infrastructure for the Papua New Guinea LNG project, located in the Southern Highlands of Papua New Guinea. Our CB&I/Clough project value is approximately $2,000,000 and the project was substantially complete as of September 30, 2014.

•
CB&I/AREVA—We have a venture with AREVA (CB&I—52% / AREVA—48%) to design, license and construct a mixed oxide fuel fabrication facility in Aiken, South Carolina, which will be used to convert weapons-grade plutonium into fuel for nuclear power plants for the U.S. Department of Energy. Our CB&I/AREVA project value is approximately $5,000,000.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents summarized balance sheet information for our consolidated VIEs:

	September 30, 2014	December 31, 2013
CBI/Kentz
Current assets	$347,684	$156,974
Current liabilities	$205,370	$72,741
CBI/Clough
Current assets	$45,088	$122,179
Current liabilities	$7,385	$48,933
CBI/AREVA
Current assets	$27,500	$34,547
Current liabilities	$71,620	$98,478
All Other (1)
Current assets	$84,362	$83,370
Non-current assets	22,779	24,802
Total assets	$107,141	$108,172
Current liabilities	$25,280	$26,879

(1)	Other ventures that we consolidate due to their designation as VIEs are not individually material to our financial results and are therefore aggregated as “All Other”.
Other —The use of these ventures exposes us to a number of risks, including the risk that our partners may be unable or unwilling to provide their share of capital investment to fund the operations of the venture or to complete their obligations to us, the venture, or ultimately, our customer. This could result in unanticipated costs to complete the projects, liquidated damages or contract disputes, including claims against our partners.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. FACILITY REALIGNMENT LIABILITY
At September 30, 2014 and December 31, 2013, we had a facility realignment liability related to the recognition of future operating lease expense for vacated facility capacity where we remain contractually obligated to a lessor. The liability was recognized within accrued liabilities and other non-current liabilities, as applicable, based upon the anticipated timing of payments. The following table summarizes the movements in the facility realignment liability during the nine months ended September 30, 2014:

Balance at December 31, 2013	$12,111
Charges (1)	9,466
Cash payments	(9,745)
Balance at September 30, 2014	$11,832

(1)
During the nine months ended September 30, 2014, charges of $9,466 were recognized within acquisition and integration related costs related to facility consolidations and the associated accelerated lease costs for vacated facilities, primarily in our Engineering, Construction and Maintenance and Environmental Solutions operating groups. During the fourth quarter 2014, we will continue assessing our facility requirements.

9. DEBT
Our outstanding debt at September 30, 2014 and December 31, 2013 was as follows:

	September 30, 2014	December 31, 2013
Current
Revolving facility and other short-term borrowings	$543,740	$115,000
Current maturities of long-term debt	106,418	100,000
Current debt	$650,158	$215,000
Long Term
Term Loan: $1,000,000 term loan (interest at LIBOR plus an applicable floating margin)	$850,000	$925,000
Senior Notes: $800,000 senior notes, series A-D (fixed interest ranging from 4.15% to 5.30%)	800,000	800,000
Other long-term debt	47,597	—
Less: current maturities of long-term debt	(106,418)	(100,000)
Long-term debt	$1,591,179	$1,625,000
Revolving Facilities—We have a five-year, $1,350,000, committed and unsecured revolving facility (the “Revolving Facility”) with BofA, as administrative agent, and BNP Paribas Securities Corp., BBVA Compass, Credit Agricole Corporate and Investment Bank (“Credit Agricole”) and The Royal Bank of Scotland plc, each as syndication agents, which expires in October 2018. The Revolving Facility has a $675,000 borrowing and financial letter of credit sublimit (with financial letters of credit not to exceed $270,000) and certain financial covenants, including a maximum leverage ratio of 3.00, a minimum fixed charge coverage ratio of 1.75, and a minimum net worth level calculated as $1,914,247 at September 30, 2014. The Revolving Facility also includes customary restrictions regarding subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, and mergers and acquisitions, and includes a trailing twelve-month limitation of $250,000 for dividend payments and share repurchases if our leverage ratio exceeds 1.50 (unlimited if our leverage ratio is equal to or below 1.50), among other restrictions. Letters of credit are generally issued to customers in the ordinary course of business to support advance payments and performance guarantees, in lieu of retention on our contracts, or in certain cases, are issued in support of our insurance programs. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. The interest, commitment fee, and letter of credit fee percentages are based upon our quarterly leverage ratio. In the event we borrow funds under the facility, interest is assessed at either prime plus an applicable floating margin (3.25% and 0.75%, respectively at September 30, 2014), or LIBOR plus an applicable floating margin (0.15% and 1.75%, respectively at September 30, 2014). At September 30, 2014, we had $400,000 of outstanding borrowings and $233,374 of outstanding letters of credit under the facility (none of which were financial letters of credit), providing $716,626 of available capacity, of which $275,000 may be utilized for borrowings. During the nine months ended September 30, 2014 our weighted average interest rate on borrowings under the facility was approximately 1.9%, inclusive of the applicable floating margin.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We also have a five-year, $650,000, committed and unsecured revolving credit facility (the “Second Revolving Facility”) with BofA, as administrative agent, and Credit Agricole, as syndication agent, which expires in February 2018. The Second Revolving Facility supplements our Revolving Facility, has a $487,500 borrowing and financial letter of credit sublimit and includes financial and restrictive covenants similar to those noted above for the Revolving Facility. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. The interest, commitment fee, and letter of credit fee percentages are based upon our quarterly leverage ratio. In the event we borrow funds under the facility, interest is assessed at either prime plus an applicable floating margin (3.25% and 0.75%, respectively at September 30, 2014), or LIBOR plus an applicable floating margin (0.15% and 1.75%, respectively at September 30, 2014). At September 30, 2014, we had $45,000 of outstanding borrowings and $59,660 of outstanding letters of credit under the facility (including $8,319 of financial letters of credit), providing $545,340 of available capacity, of which $434,181 may be utilized for borrowings. During the nine months ended September 30, 2014 our weighted average interest rate on borrowings under the facility was approximately 3.2%, inclusive of the applicable floating margin.
Term Loan—At September 30, 2014, we had $850,000 outstanding on our four-year, $1,000,000 unsecured Term Loan with BofA as administrative agent, which was used to fund a portion of the 2013 Shaw Acquisition. Interest and principal under the Term Loan is payable quarterly in arrears and bears interest at LIBOR plus an applicable floating margin (0.15% and 1.75%, respectively at September 30, 2014). However, we continue to utilize an interest rate swap to hedge against $429,250 of the outstanding $850,000 Term Loan, which resulted in a weighted average interest rate of approximately 2.2% during the nine months ended September 30, 2014, inclusive of the applicable floating margin. Future annual maturities for the Term Loan are $25,000, $100,000, $150,000 and $575,000 for the remainder of 2014, 2015, 2016, and 2017, respectively. The Term Loan includes financial and restrictive covenants similar to those noted above for the Revolving Facility.
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
Other Long-Term Debt - At September 30, 2014, we also had $47,597 outstanding on a $48,081 six-year secured term loan. Interest and principal under the loan is payable monthly in arrears and bears interest at 3.26%. Future annual maturities are $1,951, $5,981, $6,179, $6,384, $6,595, $6,813 and $13,694 for the remainder of 2014, 2015, 2016, 2017, 2018, 2019, and 2020, respectively.
Uncommitted Facilities—We also have various short-term, uncommitted letter of credit and borrowing facilities (the “Uncommitted Facilities”) across several geographic regions of approximately $2,547,580, of which $170,000 may be utilized for borrowings ($168,833 at September 30, 2014, net of letter of credit utilization of $1,167 under certain facilities). These facilities are generally used to provide letters of credit or bank guarantees to customers in the ordinary course of business to support advance payments and performance guarantees, in lieu of retention on our contracts. At September 30, 2014, we had $98,740 of outstanding borrowings and $974,980 of outstanding letters of credit under these facilities, providing $1,473,860 of available capacity, of which $70,093 may be utilized for borrowings. During the nine months ended September 30, 2014 our weighted average interest rate on borrowings under the facility was approximately 1.2%.
During the nine months ended September 30, 2014, maximum outstanding borrowings under our revolving credit and other facilities were approximately $846,000. In addition to providing letters of credit or bank guarantees, we also issue surety bonds in the ordinary course of business to support our contract performance. At September 30, 2014, we had $578,055 of outstanding surety bonds.
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
Compliance and Other—At September 30, 2014, we were in compliance with all of our restrictive and financial covenants associated with our debt and revolving credit and other facilities. Capitalized interest was insignificant at September 30, 2014 and December 31, 2013.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. FINANCIAL INSTRUMENTS
Foreign Currency Exchange Rate Derivatives
Operating Exposures—At September 30, 2014, the notional value of our outstanding forward contracts to hedge certain foreign exchange-related operating exposures was approximately $79,400. These contracts vary in duration, maturing up to five years from period-end. We designate certain of these hedges as cash flow hedges and accordingly, changes in their fair value are recognized in AOCI until the associated underlying operating exposure impacts our earnings. We exclude forward points, which are recognized as ineffectiveness within cost of revenue and are not material to our earnings, from our hedge assessment analysis.
Interest Rate Derivatives
Interest Rate Exposures—We continue to utilize a swap arrangement to hedge against interest rate variability associated with $429,250 of our outstanding $850,000 Term Loan. The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Loan at inception and through September 30, 2014. Accordingly, changes in the fair value of the hedge are recognized in AOCI until the associated underlying exposure impacts our earnings.
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

•
Level 3—Fair value is based upon internally-developed models that use, as their basis, significant unobservable market parameters. We did not have any Level 3 classifications at September 30, 2014 or December 31, 2013.

The following table presents the fair value of our cash and cash equivalents, foreign currency exchange rate derivatives and interest rate derivatives at September 30, 2014 and December 31, 2013, respectively, by valuation hierarchy and balance sheet classification:

	September 30, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$271,444	$—	$—	$271,444	$420,502	$—	$—	$420,502
Derivatives (1)
Other current assets	—	1,718	—	1,718	—	2,155	—	2,155
Other non-current assets	—	3,234	—	3,234	—	4,705	—	4,705
Total assets at fair value	$271,444	$4,952	$—	$276,396	$420,502	$6,860	$—	$427,362
Liabilities
Derivatives
Accrued liabilities	$—	$(7,518)	$—	$(7,518)	$—	$(3,818)	$—	$(3,818)
Other non-current liabilities	—	(1,237)	—	(1,237)	—	(450)	—	(450)
Total liabilities at fair value	$—	$(8,755)	$—	$(8,755)	$—	$(4,268)	$—	$(4,268)

(1)
We are exposed to credit risk on our hedging instruments associated with potential counterparty non-performance and the fair value of our derivatives reflects this credit risk. The total level 2 assets at fair value above represent the maximum loss that we would incur on our outstanding hedges if the applicable counterparties failed to perform

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

according to the hedge contracts. To help mitigate counterparty credit risk, we transact only with counterparties that are rated as investment grade or higher and monitor all counterparties on a continuous basis.
The carrying values of our accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. At September 30, 2014, the fair value of our Term Loan, based upon the current market rates for debt with similar credit risk and maturity, approximated its carrying value as interest is based upon LIBOR plus an applicable floating margin. Our Senior Notes are categorized within level 2 of the valuation hierarchy and had a total fair value of approximately $770,200 at September 30, 2014, based on the current market rates for debt with similar credit risk and maturities.
 Derivatives Disclosures
Fair Value—The following table presents the total fair value by underlying risk and balance sheet classification for derivatives designated as cash flow hedges and derivatives not designated as cash flow hedges at September 30, 2014 and December 31, 2013:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Classification	September 30, 2014	December 31, 2013	Balance Sheet Classification	September 30, 2014	December 31, 2013
Derivatives designated as cash flow hedges
Interest rate	Other current and non-current assets	$3,234	$3,772	Accrued and other non-current liabilities	$(1,495)	$(2,233)
Foreign currency	Other current and non-current assets	12	861	Accrued and other non-current liabilities	(3,461)	(853)
		$3,246	$4,633		$(4,956)	$(3,086)
Derivatives not designated as cash flow hedges
Interest rate	Other current and non-current assets	$—	$—	Accrued and other non-current liabilities	$—	$—
Foreign currency	Other current and non-current assets	1,706	2,227	Accrued and other non-current liabilities	(3,799)	(1,182)
		$1,706	$2,227		$(3,799)	$(1,182)
Total fair value		$4,952	$6,860		$(8,755)	$(4,268)

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Master Netting Arrangements (“MNAs”)—Our derivatives are executed under International Swaps and Derivatives Association MNAs, which generally allow us and our counterparties to net settle, in a single net payable or receivable, obligations due on the same day, in the same currency and for the same type of derivative instrument. We have elected the option to record all derivatives on a gross basis in our Balance Sheet. The following table presents our derivative assets and liabilities at September 30, 2014 on a gross basis and a net settlement basis:

	Gross Amounts Recognized (i)	Gross Amounts Offset on the Balance Sheet (ii)	Net Amounts Presented on the Balance Sheet (iii) = (i) - (ii)	Gross Amounts Not Offset on the Balance Sheet (iv)		Net Amount (v) = (iii) - (iv)
				Financial Instruments	Cash Collateral Received
Derivatives
Assets:
Interest rate	$3,234	$—	$3,234	$—	$—	$3,234
Foreign currency	1,718	—	1,718	(93)	—	1,625
Total assets	$4,952	$—	$4,952	$(93)	$—	$4,859
Liabilities:
Interest rate	$(1,495)	$—	$(1,495)	$—	$—	$(1,495)
Foreign currency	(7,260)	—	(7,260)	93	—	(7,167)
Total liabilities	$(8,755)	$—	$(8,755)	$93	$—	$(8,662)
AOCI/Other—The following table presents the total value, by underlying risk, recognized in other comprehensive income (“OCI”) and reclassified from AOCI to interest expense (interest rate derivatives) and cost of revenue (foreign currency derivatives) during the three and nine months ended September 30, 2014 and 2013 for derivatives designated as cash flow hedges:

	Amount of Gain (Loss) on Effective Derivative Portion
	Recognized in OCI				Reclassified from AOCI into Earnings (1)
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Derivatives designated as cash flow hedges
Interest rate	$769	$(2,375)	$(1,422)	$61	$(533)	$(556)	$(1,622)	$(1,263)
Foreign currency	(3,441)	(1,146)	(3,488)	1,284	(672)	581	(318)	1,013
Total	$(2,672)	$(3,521)	$(4,910)	$1,345	$(1,205)	$25	$(1,940)	$(250)

(1)	Net unrealized losses totaling $4,509 are anticipated to be reclassified from AOCI into earnings during the next 12 months due to settlement of the associated underlying obligations.
The following table presents the total value recognized in cost of revenue for the three and nine months ended September 30, 2014 and 2013 for foreign currency derivatives not designated as cash flow hedges:

	Amount of Gain (Loss) Recognized in Earnings
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Derivatives not designated as cash flow hedges
Foreign currency	$3,942	$(3,584)	$(2,268)	$667
Total	$3,942	$(3,584)	$(2,268)	$667

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. RETIREMENT BENEFITS
Our 2013 Annual Report disclosed anticipated 2014 defined benefit pension and other postretirement plan contributions of $20,235 and $3,138, respectively. The following table provides updated contribution information for these plans at September 30, 2014:

	Pension Plans	Other Postretirement Plans
Contributions made through September 30, 2014	$15,128	$1,471
Contributions expected for the remainder of 2014	4,496	785
Total contributions expected for 2014	$19,624	$2,256

The following table provides a breakout of the components of net periodic benefit cost associated with our defined benefit pension and other postretirement plans for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Pension Plans
Service cost	$2,274	$1,657	$6,983	$4,928
Interest cost	8,415	7,801	25,611	22,490
Expected return on plan assets	(9,193)	(7,499)	(27,907)	(21,433)
Amortization of prior service credits	(116)	(116)	(357)	(345)
Recognized net actuarial losses	1,172	1,128	3,546	3,377
Net periodic benefit cost	$2,552	$2,971	$7,876	$9,017
Other Postretirement Plans
Service cost	$259	$311	$777	$933
Interest cost	570	516	1,710	1,548
Amortization of prior service credits	—	(66)	—	(200)
Recognized net actuarial gains	(216)	(130)	(648)	(388)
Net periodic benefit cost	$613	$631	$1,839	$1,893

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
Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Over the past several decades and through September 30, 2014, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 5,700 plaintiffs and, of those claims, approximately 1,700 claims were pending and 4,000 have been closed through dismissals or settlements. Over the past several decades and through September 30, 2014, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount of approximately two thousand dollars per claim. We review each case on its own merits and make accruals based upon the probability of loss and our estimates of the amount of liability and related expenses, if any. We do not believe that any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow, and at September 30, 2014, we had approximately $5,100 accrued for liability and related expenses. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that we may expect to recover because of the variability in coverage amounts, limitations and deductibles, or the viability of carriers, with respect to our insurance policies for the years in question.
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

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following tables present changes in AOCI by component and reclassification of AOCI into earnings for each component during the nine months ended September 30, 2014:

	Nine Months Ended September 30, 2014
	Currency Translation Adjustment (1)	Unrealized Fair Value Of Cash Flow Hedges	Defined Benefit Pension and Other Postretirement Plans	Total
Balance at December 31, 2013	$(46,580)	$1,771	$(75,124)	$(119,933)
OCI before reclassifications	(52,638)	(4,426)	6,350	(50,714)
Amounts reclassified from AOCI	—	1,345	2,051	3,396
Net OCI	(52,638)	(3,081)	8,401	(47,318)
Balance at September 30, 2014	$(99,218)	$(1,310)	$(66,723)	$(167,251)

(1)
During the nine months ended September 30, 2014, the currency translation adjustment component of AOCI was impacted primarily by the change in the Euro, British Pound and Australian Dollar exchange rates against the U.S. Dollar.

AOCI Components	Amount Reclassified From AOCI
Unrealized Fair Value Of Cash Flow Hedges (1)
Interest rate derivatives (interest expense)	$1,622
Foreign currency derivatives (cost of revenue)	318
Total, before taxes	$1,940
Taxes	(595)
Total, net of taxes	$1,345
Defined Benefit Pension and Other Postretirement Plans (2)
Amortization of prior service credits	$(357)
Recognized net actuarial losses	2,898
Total, before taxes	$2,541
Taxes	(490)
Total, net of taxes	$2,051

(1)	See Note 10 for further discussion of our cash flow hedges, including the total value reclassified from AOCI to earnings.

(2)	See Note 11 for further discussion of our defined benefit and other postretirement plans, including the components of net periodic benefit cost.

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

Changes in common stock, additional paid-in capital and treasury stock during the nine months ended September 30, 2014 primarily related to activity associated with our stock-based compensation plans, including the Incentive Plan and converted awards associated with the Shaw Acquisition, and share repurchases, including purchases of our outstanding common stock and purchases for taxes withheld on taxable share distributions.

Stock-Settled and Cash-Settled Equity-Based Plans—During the nine months ended September 30, 2014, we granted the following awards associated with the Incentive Plan:

	Shares (1)	Weighted Average Grant-Date Fair Value Per Share
RSUs	527	$80.84
Performance shares	312	$79.86
Total	839

(1)	No stock options or cash-settled equity-based awards were granted during the nine months ended September 30, 2014.

During the nine months ended September 30, 2014, we had the following activity associated with our equity-based incentive plans and employee stock purchase plan (“ESPP”):

Equity-Based Awards (stock-settled)
Performance shares (issued upon vesting)	629
RSUs (issued upon vesting)	472
Stock options (issued upon exercise)	290
ESPP shares (issued upon sale)	201
Total Shares Issued	1,592

Equity-Based Awards (cash-settled)
Cash-settled SARs (paid upon exercise)	$2,801
Cash-settled RSUs (paid upon vesting)	1,200
Total Cash Payments	$4,001
During the three months ended September 30, 2014 and 2013, we recognized $7,024 and $8,631, respectively, of stock-based compensation expense, and during the nine months ended September 30, 2014 and 2013, we recognized $58,558 and $48,953, respectively, of stock-based compensation expense, primarily within selling and administrative expense.
Share Repurchases—During the nine months ended September 30, 2014, we repurchased 864 shares for $66,639 (an average price of $77.13), including $41,815 to purchase 553 shares of our outstanding common stock and $24,824 to purchase 311 shares for taxes withheld on taxable share distributions.

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
Nuclear Projects—We have consortium agreements (the “Consortium Agreements”) with WEC under which we have contracted with two separate customers (the “Customer Contracts”) for the construction of two nuclear power plants in Georgia (the “Georgia Nuclear Project”) and South Carolina (the "South Carolina Nuclear Project") (collectively, the “Nuclear Projects”). The results of the Nuclear Projects are reflected within our Engineering, Construction and Maintenance and Fabrication Services operating groups. Under the scope of work provided in each of the Consortium Agreements, WEC is primarily responsible for engineering and procurement activities associated with the nuclear island component of the Nuclear Projects, while we are responsible for engineering, procurement and fabrication for the balance of plant and substantially all of the construction activities for the Nuclear Projects. The Customer Contracts provide WEC and us contractual entitlement (“Customer Obligations”) for recovery of certain estimated costs in excess of contractually stipulated amounts. In addition to the aforementioned protections for us under the Customer Contracts, the Consortium Agreements also provide contractual entitlement for us to recover from WEC (“WEC Obligations”) certain estimated costs in excess of contractually stipulated amounts, to the extent not recoverable from our customers. Project price for the Nuclear Projects includes estimated amounts recoverable under the aforementioned Customer Obligations and WEC Obligations.
At September 30, 2014 and December 31, 2013, we had approximately $838,600 of unapproved change orders and claims included in project price related to claims with our customer for the Georgia Nuclear Project resulting from increased engineering, equipment supply, material and fabrication and construction costs resulting from regulatory-required design changes and delays in our customer’s obtaining the combined operating license (“COL”) for the project. Specifically, we have entered into a formal dispute resolution process on certain claims associated with the shield building, large structural modules and COL issuance delays. To the extent we are unsuccessful recovering these amounts from our customer, the amounts are contractually recoverable under the aforementioned WEC Obligations.
In addition, at September 30, 2014, we had approximately $200,000 of unapproved change orders and claims included in project price related to a portion of the cost impact for the South Carolina Nuclear Project associated with extensions of schedule on the Nuclear Projects during the three months ended September 30, 2014. We believe the remaining cost impacts resulting from the extensions of schedule are recoverable under the aforementioned Customer Obligations or WEC Obligations.
Through September 30, 2014, approximately $247,500 had been recognized as revenue on a cumulative POC basis related to the unapproved change orders and claims for the Nuclear Projects. Although we have not reached resolution on the aforementioned matters, at September 30, 2014, we had received contractually required partial payments totaling approximately $96,500.
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
Other—At September 30, 2014 and December 31, 2013, we had additional unapproved change orders and claims included in project price totaling approximately $84,900 and $97,000, respectively, primarily related to other projects within our Engineering, Construction and Maintenance and Fabrication Services operating groups. We also had incentives included in project price of approximately $33,700 and $49,200 at September 30, 2014 and December 31, 2013, respectively, for projects in our Engineering, Construction and Maintenance and Environmental Solutions operating groups. Of these aforementioned amounts, approximately $89,000 had been recognized as revenue on a cumulative POC basis through September 30, 2014.
At September 30, 2014, we also had approximately $71,800 of past due receivables outstanding for one of our large cost reimbursable projects. Although the amounts may not be received in the near term, we believe they are contractually due under the provisions of our contract.

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
Our Chief Executive Officer evaluates the performance of these operating groups based upon revenue and income from operations. Each operating group's income from operations reflects corporate costs, allocated based primarily upon revenue. Intersegment revenue is netted against the revenue of the segment receiving the intersegment services. For the three months ended September 30, 2014 and 2013, intersegment revenue totaled approximately $134,500 and $109,600, respectively, and for the nine months ended September 30, 2014 and 2013, intersegment revenue totaled approximately $363,200 and $191,900, respectively. Intersegment revenue for the aforementioned periods primarily related to services provided by our Fabrication Services operating group to our Engineering, Construction and Maintenance operating group.
For the three and nine months ended September 30, 2013, revenue of $157,140 and $362,606, respectively, and income from operations of $11,723 and $20,296, respectively, for a large EPC project in the U.S. that was previously reported within our Environmental Solutions operating group has been reclassified to our Engineering, Construction and Maintenance operating group to conform to its classification in 2014, reflecting the present management oversight for the project.
The following table presents revenue and income from operations by reporting segment for the three and nine months ended September 30, 2014 and 2013. The three and nine months ended September 30, 2013 includes the results of the 2013 Shaw Acquisition from the Acquisition Closing Date:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue
Engineering, Construction and Maintenance	$2,370,342	$1,907,799	$6,629,897	$5,204,379
Fabrication Services	631,450	707,026	1,903,062	1,877,545
Technology	144,975	155,941	444,529	468,723
Environmental Solutions	233,966	221,284	625,756	543,623
Total revenue	$3,380,733	$2,992,050	$9,603,244	$8,094,270
Income From Operations
Engineering, Construction and Maintenance	$164,464	$86,382	$397,411	$239,640
Fabrication Services	57,578	72,184	168,705	184,103
Technology	48,925	44,804	134,891	116,710
Environmental Solutions	19,658	4,023	29,916	10,106
Total operating groups	290,625	207,393	730,923	550,559
Acquisition and integration related costs	(4,563)	(5,257)	(22,167)	(76,477)
Total income from operations	$286,062	$202,136	$708,756	$474,082

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
OVERVIEW
General—We provide a wide range of services including conceptual design, technology, engineering, procurement, fabrication, modularization, construction, commissioning, maintenance, program management and environmental services to customers in the energy infrastructure market throughout the world, and are a provider of diversified government services. In conjunction with the Shaw Acquisition on February 13, 2013, beginning in the first quarter of 2013, our reporting segments were comprised of our four operating groups: Engineering, Construction and Maintenance; Fabrication Services; Technology; and Environmental Solutions (formerly Government Solutions). The nine months ended September 30, 2013 includes the impact of the acquired Shaw operations from the Acquisition Closing Date, while the nine months ended September 30, 2014 includes a full nine months of associated results (hereafter referred to as the “full nine month impact of the acquired Shaw operations”). Additionally, for the three and nine months ended September 30, 2013, new awards of $5.1 million and $202.1 million, respectively, and revenue of $157.1 million and $362.6 million, respectively, and income from operations of $11.7 million and $20.3 million, respectively, for a large EPC project in the U.S. that was previously reported within our Environmental Solutions operating group has been reclassified to our Engineering, Construction and Maintenance operating group to conform to its classification in 2014, reflecting the present management oversight for the project.
We continue to be broadly diversified across the global energy infrastructure market. Our geographic diversity is illustrated by approximately 50% of our year-to-date 2014 revenue coming from projects outside the U.S. and approximately 25% of our September 30, 2014 backlog being comprised of projects outside the U.S. The geographic mix of our revenue will evolve consistent with changes in our backlog mix, as well as shifts in future global energy demand. Our diversity in energy infrastructure end-markets ranges from upstream activities such as offshore oil and gas and onshore oil sands projects, to downstream activities such as gas processing, LNG, refining, and petrochemicals, to fossil and nuclear-based power plants. Planned investments across the natural gas value chain, including LNG and petrochemicals, remain strong, and we anticipate additional benefits from continued investments in U.S. shale gas. Global investments in power, offshore and petrochemical facilities are expected to continue at robust levels, as are investments in various types of facilities which require storage structures and pre-fabricated pipe.
Our long-term contracts are awarded on a competitive bid and negotiated basis using a range of contracting options, including cost-reimbursable, fixed-price and hybrid, which has both cost-reimbursable and fixed-price characteristics. Under cost-reimbursable contracts, we generally perform our services in exchange for a price that consists of reimbursement of all customer-approved costs and a profit component, which is typically a fixed rate per hour, an overall fixed fee or a percentage of total reimbursable costs. Under fixed-price contracts, we perform our services and execute our projects at an established price. The timing of our revenue recognition may be impacted by the contracting structure of our contracts. Cost-reimbursable contracts, and hybrid contracts with a more significant cost-reimbursable component, generally provide our customers with greater influence over the timing of when we perform our work, and accordingly, such contracts often result in less predictability with respect to the timing of our revenue. Fixed-price contracts, and hybrid contracts with a more significant fixed-price component, tend to provide us with greater control over project schedule and the timing of when work is performed and costs are incurred, and accordingly, when revenue is recognized. Our shorter term contracts and services are generally provided on a cost-reimbursable, fixed-price or unit-price basis. Our September 30, 2014 backlog distribution by contracting type is described below within our operating group discussion.
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
Backlog for our Engineering, Construction and Maintenance operating group comprised approximately $25.0 billion (82%) of our consolidated September 30, 2014 backlog. The Engineering, Construction and Maintenance backlog composition by end market at September 30, 2014 was approximately 45% power, 35% LNG, 5% refining, 5% gas processing, and 10% oil sands, petrochemical and other end markets. Our power backlog was primarily concentrated in the U.S.; however, we anticipate that our significant future opportunities will be derived from China and other regions. Our LNG backlog was primarily concentrated in the Asia Pacific and North American regions and we anticipate significant opportunities will continue to be derived from these regions in addition to Africa. The majority of our refining related backlog was derived from South America and we anticipate that our future opportunities will be derived from the Middle East, South America, Russia, and the Asia Pacific region. Our gas processing projects were primarily concentrated in the U.S. and the Asia Pacific region, where we anticipate continued strength. Our oil sands backlog was derived from Canada and we anticipate opportunities will continue from this region. Our September 30, 2014 backlog distribution for this operating group by contracting type was approximately 70% fixed-price and hybrid and 30% cost-reimbursable.
Fabrication Services—Our Fabrication Services operating group provides fabrication of piping systems, process and nuclear modules, and fabrication and erection of steel plate storage tanks and pressure vessels for the oil and gas, water and wastewater, mining, mineral processing and power generation industries.
Backlog for our Fabrication Services operating group comprised approximately $2.6 billion (8%) of our consolidated September 30, 2014 backlog. The Fabrication Services backlog composition by end market at September 30, 2014 was approximately 40% petrochemical, 25% power, 20% LNG (including low temp and cryogenic), 5% gas processing and 10% other end markets. Our September 30, 2014 backlog distribution for this operating group by contracting type was approximately 95% fixed-price, hybrid, or unit-based, with the remainder being cost-reimbursable.
Technology—Our Technology operating group provides licensed process technologies, catalysts, and engineered products (including heat transfer and proprietary equipment, and engineering, procurement and fabrication for certain process technologies) for use in petrochemical facilities, oil refineries and gas processing plants, and offers process planning and project development services and a comprehensive program of aftermarket support. Technology also has a 50% owned unconsolidated joint venture with CLG that provides licensed technologies, engineering services and catalyst, primarily for the refining industry.
Backlog for our Technology operating group comprised approximately $1.2 billion (4%) of our consolidated September 30, 2014 backlog and was primarily comprised of fixed-price contracts. Technology’s backlog excludes contracts related to our unconsolidated CLG joint venture, for which income is recognized as equity earnings.
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
Backlog for our Environmental Solutions operating group comprised approximately $1.9 billion (6%) of our consolidated September 30, 2014 backlog. The Environmental Solutions backlog composition by end market at September 30, 2014 was approximately 35% EPC, 30% remediation and restoration, 20% program and project management and 15% environmental consulting and engineering, and was primarily concentrated in the U.S. Our September 30, 2014 backlog distribution for this operating group by contracting type was approximately 50% fixed-price and 50% cost-reimbursable.

RESULTS OF OPERATIONS
Our new awards, revenue and income from operations by reporting segment were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	(In thousands)
	2014	% of Total	2013	% of Total	2014	% of Total	2013	% of Total
New Awards
Engineering, Construction and Maintenance	$1,761,714	59%	$1,371,797	55%	$9,892,797	76%	$4,095,213	59%
Fabrication Services	478,987	16%	681,068	27%	1,360,301	11%	1,882,205	27%
Technology	387,488	13%	139,764	6%	817,134	6%	399,906	6%
Environmental Solutions	347,816	12%	305,557	12%	906,339	7%	580,598	8%
Total new awards	$2,976,005		$2,498,186		$12,976,571		$6,957,922

	2014	% of Total	2013	% of Total	2014	% of Total	2013	% of Total
Revenue
Engineering, Construction and Maintenance	$2,370,342	70%	$1,907,799	64%	$6,629,897	69%	$5,204,379	64%
Fabrication Services	631,450	19%	707,026	24%	1,903,062	20%	1,877,545	23%
Technology	144,975	4%	155,941	5%	444,529	5%	468,723	6%
Environmental Solutions	233,966	7%	221,284	7%	625,756	6%	543,623	7%
Total revenue	$3,380,733		$2,992,050		$9,603,244		$8,094,270

	2014	% of Revenue	2013	% of Revenue	2014	% of Revenue	2013	% of Revenue
Income From Operations
Engineering, Construction and Maintenance	$164,464	6.9%	$86,382	4.5%	$397,411	6.0%	$239,640	4.6%
Fabrication Services	57,578	9.1%	72,184	10.2%	168,705	8.9%	184,103	9.8%
Technology	48,925	33.7%	44,804	28.7%	134,891	30.3%	116,710	24.9%
Environmental Solutions	19,658	8.4%	4,023	1.8%	29,916	4.8%	10,106	1.9%
Total operating groups	290,625	8.6%	207,393	6.9%	730,923	7.6%	550,559	6.8%
Acquisition and integration related costs	(4,563)		(5,257)		(22,167)		(76,477)
Total income from operations	$286,062	8.5%	$202,136	6.8%	$708,756	7.4%	$474,082	5.9%
Consolidated Results
New Awards/Backlog—New awards represent the value of new contract commitments received during a given period, as well as scope growth on existing commitments, and are included in backlog until work is performed and revenue is recognized, or until cancellation. Our new awards may vary significantly each reporting period based upon the timing of our major new contract commitments. New awards were $3.0 billion for the third quarter 2014, compared with $2.5 billion for the corresponding 2013 period. Significant new awards for the third quarter 2014 included work scopes we will perform (approximately $900.0 million, combined) for our two U.S. LNG export facility projects we are executing through our proportionately consolidated joint venture arrangements within our Engineering, Construction and Maintenance operating group. Significant new awards for the third quarter 2013 included scope increases on our LNG mechanical erection project in the Asia Pacific region (approximately $1.0 billion) within our Engineering, Construction and Maintenance operating group. New awards for the first nine months of 2014 were $13.0 billion, compared with $7.0 billion for the corresponding 2013 period. The increase for the year-to-date 2014 period was primarily due to the aforementioned third quarter 2014 awards, and significant awards in the first half of 2014, including our proportionate share of a $6.2 billion LNG export facility in the U.S. (approximately $3.1 billion), scope increases for our existing refinery project in Colombia and LNG mechanical erection project in the Asia Pacific region (approximately $1.3 billion, combined), nuclear power plant services in the U.S. (approximately $800.0 million), and a combined cycle gas turbine power project in the U.S. (approximately $500.0 million), all within our Engineering, Construction and Maintenance operating group. See Operating Group Results below for further discussion.
Backlog at September 30, 2014 was approximately $30.7 billion, compared to $27.8 billion at December 31, 2013, with the increase reflecting the impact of new awards exceeding revenue by $3.4 billion, partly offset by other adjustments, primarily related to foreign currency fluctuations. While currency fluctuations can cause significant variations in our reported backlog, such fluctuations generally do not have a significant impact on our operating results.
Certain contracts within our Environmental Solutions and Engineering, Construction and Maintenance operating groups are dependent upon funding from the U.S. government where legislatures typically appropriate funds on a year-by-year basis, while contract performance may take more than one year. Approximately $970.0 million of our backlog at September 30, 2014 for these operating groups was for contractual commitments that are subject to future funding decisions.
Revenue—Revenue was $3.4 billion for the third quarter 2014, representing a $388.7 million increase (13%) from the corresponding 2013 period. Revenue for the first nine months of 2014 was $9.6 billion, representing a $1.5 billion increase (19%) from the corresponding 2013 period. The increases for the quarter and year-to-date 2014 periods were primarily due to net increases on our large cost-reimbursable projects in the Asia Pacific region and Colombia and progress on our large U.S. nuclear projects in Georgia and South Carolina, all within our Engineering, Construction and Maintenance operating group. Our year-to-date 2014 results also benefited from the full nine month impact of the acquired Shaw operations. See Operating Group Results below for further discussion.
Gross Profit—Our gross profit was $393.2 million (11.6% of revenue) for the third quarter 2014, compared with $316.6 million (10.6% of revenue) for the corresponding 2013 period. Gross profit for the first nine months of 2014 was $1.1 billion (11.2% of revenue), compared with $859.8 million (10.6% of revenue) for the corresponding 2013 period. The increases in absolute dollars and as a percentage of revenue for both the quarter and year-to-date 2014 periods were primarily attributable to the impact of our higher revenue volume, higher margin backlog, integration savings and leverage of operating costs. This benefit for the year-to-date 2014 period was partially offset in the first half of the year by a temporary underutilization of fabrication capacity within our Fabrication Services operating group.
Selling and Administrative Expense—Selling and administrative expense was $92.6 million (2.7% of revenue) for the third quarter 2014, compared with $93.7 million (3.1% of revenue) for the corresponding 2013 period. Selling and administrative expense for the first nine months of 2014 was $309.8 million (3.2% of revenue), compared with $280.6 million (3.5% of revenue) for the corresponding 2013 period. The absolute dollar decrease for the quarter was primarily due to integration savings and lower stock-based compensation costs, partly offset by inflationary increases. The absolute dollar increase for the year-to-date 2014 period was primarily attributable to the full nine month impact of the acquired Shaw operations, higher stock-based compensation costs (approximately $9.0 million) in the first half of 2014 and inflationary increases, partly offset by integration savings. Our stock-based compensation costs, which are predominantly in selling and administrative expense, are higher in the first quarter of each year, due to the immediate expensing of awards for those participants that are eligible to retire. Stock-based compensation expense totaled $58.6 million and $49.0 million for the first nine months of 2014 and 2013, respectively, or 88% and 76% of estimated annual expense for each of the respective periods.
Intangibles Amortization—Intangibles amortization was $16.8 million and $49.8 million for the third quarter and first nine months of 2014, respectively, compared with $17.4 million and $42.7 million for the corresponding 2013 periods. The increase for the year-to-date 2014 period was primarily due to the full nine month impact of the acquired Shaw operations.
Equity Earnings—Equity earnings were $6.7 million and $14.0 million for the third quarter and first nine months of 2014, respectively, compared with $5.7 million and $16.1 million for the corresponding 2013 periods. The increase for the quarter was primarily due to higher earnings from our unconsolidated CLG joint venture. The decrease for the year-to-date 2014 period was primarily due to lower earnings from our CLG joint venture during the first half of 2014, partly offset by the aforementioned third quarter impact.
Acquisition and Integration Related Costs—Integration related costs were $4.6 million and $22.2 million for the third quarter and first nine months of 2014, respectively, and primarily related to facility consolidations, including the associated accrued future lease costs for vacated facilities and unutilized capacity, personnel relocation and severance related costs, and systems integration costs. Acquisition and integration related costs for the corresponding 2013 periods were $5.3 million and $76.5 million, respectively, and primarily included transaction costs, professional fees, and change-in-control and severance related costs.
Income from Operations—Income from operations was $286.1 million (8.5% of revenue) for the third quarter 2014, compared with $202.1 million (6.8% of revenue) for the corresponding 2013 period. Income from operations for the first nine months of 2014 was $708.8 million (7.4% of revenue), compared with $474.1 million (5.9% of revenue) for the corresponding 2013 period. The increases in absolute dollars and as a percentage of revenue for the quarter and year-to-date 2014 periods were primarily attributable to the reasons noted above. See Operating Group Results below for further discussion.

Interest Expense and Interest Income—Interest expense was $21.3 million for the third quarter 2014, compared with $22.6 million for the corresponding 2013 period. Interest expense for the first nine months of 2014 was $61.9 million, compared with $66.1 million for the corresponding 2013 period. The decreases for the quarter and year-to-date 2014 periods were primarily due to the benefit of lower outstanding long-term debt in 2014, partly offset by increased average revolving credit facility and other borrowings. The decrease for the year-to-date 2014 period was also attributable to the first quarter 2013 including interest related to one-time commitments satisfied during the quarter associated with the Shaw Acquisition (approximately $2.0 million). Our year-to-date 2014 and 2013 periods both included nine months of financing costs associated with the 2013 Shaw Acquisition due to the timing of obtaining our initial funding commitments. Interest income was $2.6 million for the third quarter 2014, compared with $1.3 million for the corresponding 2013 period. Interest income for the first nine months of 2014 was $6.1 million, compared with $5.2 million for the corresponding 2013 period.
Income Tax Expense—Income tax expense for the third quarter 2014 was $83.4 million (31.2% of pre-tax income), compared with $47.9 million (26.5% of pre-tax income) for the corresponding 2013 period. Income tax expense for the first nine months of 2014 was $199.3 million (30.5% of pre-tax income), compared with $117.7 million (28.5% of pre-tax income) for the corresponding 2013 period. Our 2013 quarter rate benefited from a decrease in our estimated full year tax rate during the 2013 quarter resulting from changes in U.S. versus non-U.S. income mix and an increase in available tax credits (approximately 3.5%, combined). Our year-to-date 2013 rate benefited from an increase in available tax credits and other previously unrecognized tax benefits realized during the 2013 period in connection with the finalization of tax filings (approximately 2.0%, combined). Our tax rate may continue to experience fluctuations due primarily to changes in the geographic distribution of our pre-tax income.
Net Income Attributable to Noncontrolling Interests—Noncontrolling interests are primarily associated with our large LNG mechanical erection and gas processing projects in the Asia Pacific region and certain operations in the U.S. and Middle East. Net income attributable to noncontrolling interests was $22.0 million for the third quarter 2014, compared to $15.3 million for the corresponding 2013 period. Net income attributable to noncontrolling interests was $60.5 million for the first nine months of 2014, compared to $38.2 million for the corresponding 2013 period. The changes compared to the 2013 periods were commensurate with the level of applicable operating results for the aforementioned projects and operations.
Operating Group Results
Engineering, Construction and Maintenance
New Awards—New awards were $1.8 billion for the third quarter 2014, compared with $1.4 billion for the corresponding 2013 period. Significant new awards for the third quarter 2014 included work scopes we will perform (approximately $900.0 million, combined) for our two U.S. LNG export facility projects we are executing through our two proportionately consolidated joint venture arrangements, scope increases for our large nuclear and mixed oxide fuel fabrication facility projects in the U.S. (approximately $610.0 million, combined), nuclear and petrochemical facility maintenance work in the U.S. (approximately $130.0 million, combined), and a demonstration plant for our NET Power venture. Significant new awards for the third quarter 2013 included scope increases on our LNG mechanical erection project in the Asia Pacific region (approximately $1.0 billion). New awards for the first nine months of 2014 were $9.9 billion, compared with $4.1 billion for the corresponding 2013 period. The nine month 2014 period included the aforementioned third quarter 2014 awards, and significant awards in the first half of 2014, including our proportionate share of a $6.2 billion LNG export facility in the U.S. (approximately $3.1 billion), scope increases on our refinery project in Colombia and LNG mechanical erection project in the Asia Pacific region (approximately $1.3 billion, combined), nuclear power plant services in the U.S. (approximately $800.0 million), structural, mechanical and piping construction work for an LNG project in the Asia Pacific region (approximately $625.0 million), a combined cycle gas turbine power project in the U.S. (approximately $500.0 million), engineering and procurement for a clean fuels project in the Middle East (approximately $370.0 million), nuclear facility modification work in the U.S. (approximately $120.0 million), a chemical plant services project in the U.S. (approximately $110.0 million) and a hydrocracker services project in Europe (approximately $90.0 million). New awards for the first nine months of 2013 included the aforementioned third quarter 2013 awards, and significant awards in the first half of 2013, including an extended commitment on an existing nuclear maintenance contract (approximately $445.0 million), a coal-fired power plant air quality controls project (approximately $340.0 million), engineering services for an offshore LNG platform in the Norwegian Sea (approximately $180.0 million) and scope increases on our existing refinery project in Colombia and our LNG mechanical erection project in the Asia Pacific region (approximately $1.1 billion, combined).
Revenue—Revenue was $2.4 billion for the third quarter 2014, representing an increase of $462.5 million (24%), compared with the corresponding 2013 period. Revenue for the first nine months of 2014 was $6.6 billion, representing an increase of $1.4 billion (27%), compared with the corresponding 2013 period. Our quarter and year-to-date 2014 results primarily benefited from net increased revenue on our large cost-reimbursable LNG mechanical erection and gas processing projects in the Asia Pacific region and our refinery project in Colombia (approximately $180.0 million and $515.0 million, combined for the respective periods) and our large U.S. nuclear projects (approximately $210.0 million and $620.0 million, combined for the respective periods). Our year-to-date 2014 results also benefited from the full nine month impact of the acquired Shaw operations (approximately $150.0 million, excluding the aforementioned nuclear projects). Approximately $820.0 million and $2.4 billion of the operating group's quarter and year-to-date 2014 revenue was from our large cost-reimbursable projects, compared with $640.0 million and $1.8 billion for the corresponding 2013 periods. Approximately $485.0 million and $1.2 billion of the operating group's quarter and year-to-date 2014 revenue was attributable to our large U.S. nuclear projects, compared with $275.0 million and $590.0 million for the corresponding 2013 periods.
Income from Operations—Income from operations for the third quarter 2014 was $164.5 million (6.9% of revenue), compared with $86.4 million (4.5% of revenue) for the corresponding 2013 period. Income from operations for the first nine months of 2014 was $397.4 million (6.0% of revenue), compared with $239.6 million (4.6% of revenue) for the corresponding 2013 period. Our third quarter 2014 results benefited from higher revenue volume, integration savings and leverage of operating costs, a higher margin mix on our large cost-reimbursable LNG mechanical erection and gas processing projects in the Asia Pacific region and refinery project in Colombia (approximately $20.0 million, combined) and a higher margin mix on the remaining portion of our backlog. Our year-to-date 2014 results similarly benefited from higher revenue volume, integration savings and leverage of operating costs, and a higher margin mix on the aforementioned large cost reimbursable projects and remaining backlog. The net impact of project savings and cost increases was not significant for the quarter or year-to-date periods.
Fabrication Services
New Awards—New awards were $479.0 million for the third quarter 2014, compared with $681.1 million for the corresponding 2013 period. Significant new awards for the third quarter 2014 included petroleum storage tank projects in the Middle East (approximately $90.0 million) and the U.S. (approximately $49.0 million) and various other storage tank and pipe fabrication awards throughout the world. Significant new awards for the third quarter 2013 included a turnkey propane terminal and de-ethanizer facility in the U.S. (approximately $270.0 million) and a propane and butane storage award in the U.S. (approximately $50.0 million). New awards for the first nine months of 2014 were $1.4 billion, compared with $1.9 billion for the corresponding 2013 period. The nine month 2014 period included the aforementioned third quarter awards and awards during the first half of 2014, including pipe fabrication for a propane dehydrogenation unit in the U.S. (approximately $100.0 million), storage spheres in the Middle East (approximately $60.0 million) and an ammonia storage tank project in the U.S. (approximately $40.0 million). The nine month 2013 period included the aforementioned third quarter awards and awards in the first half of 2013, including LNG storage tanks and facilities for two projects in the Asia Pacific region (approximately $260.0 million, combined), ethane storage tanks in the U.S. (approximately $110.0 million), pipe fabrication projects in Australia (approximately $40.0 million) and scope increases on an existing LNG tank project in the Asia Pacific region (approximately $50.0 million).
Revenue—Revenue was $631.5 million for the third quarter 2014, representing a decrease of $75.6 million (11%), compared with the corresponding 2013 period. Revenue for the first nine months of 2014 was $1.9 billion, representing a $25.5 million increase (1%) compared with the corresponding 2013 period. The decrease in the third quarter 2014 from the prior year quarter was primarily due to lower storage tank work in the Asia Pacific region (approximately $72.0 million). The increase in the year-to-date 2014 period compared to 2013 was primarily attributable to the full nine month impact of the acquired Shaw operations (approximately $85.0 million) and increased storage tank work in the U.S. (approximately $55.0 million), partly offset by lower storage tank work in the Asia Pacific region (approximately $78.0 million) and the Middle East (approximately $57.0 million).
Income from Operations—Income from operations for the third quarter 2014 was $57.6 million (9.1% of revenue), compared with $72.2 million (10.2% of revenue) for the corresponding 2013 period. Income from operations for the first nine months of 2014 was $168.7 million (8.9% of revenue), compared with $184.1 million (9.8% of revenue) for the corresponding 2013 period. Our third quarter 2014 results were primarily impacted by lower revenue volume and cost increases on a pipe fabrication project (approximately $12.0 million) sold in 2010 that was on hold until 2014. Our year-to-date 2014 results were primarily impacted by a temporary underutilization of our pipe fabrication capacity due to customer delays (approximately $28.0 million) in the first half of 2014. The net impact of project savings and cost increases was not significant for the year-to-date periods.
Technology
New Awards—New awards were $387.5 million for the third quarter 2014, compared with $139.8 million for the corresponding 2013 period. The increase for the quarter was primarily due to increased engineered products awards, including ethylene heaters in Malaysia and Turkmenistan (approximately $270.0 million, combined). New awards for the first nine months of 2014 were $817.1 million, compared with $399.9 million for the corresponding 2013 period. The nine month 2014 period included the aforementioned third quarter awards and technology licensing, catalyst and engineered products awards during the first half of 2014, including engineered products for a refinery in the Middle East (approximately $50.0 million) and gas processing facilities in Africa and the U.S., CATOFIN propane dehydrogenation and olefins licensing in China, grass roots ethylene licensing in the Middle East, and refining licensing in India. Our unconsolidated CLG joint venture also recorded significant new awards during the third quarter 2014, including a technology licensing award for a hydroprocessing facility in the Middle East (approximately $100.0 million).
Revenue—Revenue was $145.0 million for the third quarter 2014, representing a decrease of $11.0 million (7%), compared with the corresponding 2013 period. Revenue for the first nine months of 2014 was $444.5 million, representing a decrease of $24.2 million (5%) compared with the corresponding 2013 period. Our third quarter and year-to-date 2014 periods decreased from the prior year due to lower realization of our licensing backlog.
Income from Operations—Income from operations for the third quarter 2014 was $48.9 million (33.7% of revenue), compared with $44.8 million (28.7% of revenue) for the corresponding 2013 period. Income from operations for the first nine months of 2014 was $134.9 million (30.3% of revenue), compared with $116.7 million (24.9% of revenue) for the corresponding 2013 period. The increases in absolute dollars and as a percentage of revenue for the quarter and year-to-date 2014 periods were primarily due to a higher margin mix of work for each of our licensing, engineered products and catalyst activities.
Environmental Solutions
New Awards—New awards were $347.8 million for the third quarter 2014, compared with $305.6 million for the corresponding 2013 period. Significant new awards for the third quarter 2014 included oversight of decommissioning and demolition at a Department of Energy facility, scope increases on base operations support contracts, and increased environmental remediation work at Department of Defense facilities. Significant new awards for the third quarter 2013 included a U.S. decommissioning and demolition project. New awards for the first nine months of 2014 were $906.3 million, compared with $580.6 million for the corresponding 2013 period. The nine month 2014 period included the aforementioned third quarter awards and awards during the first half of 2014, including a soil remediation and stabilization project in the U.S. (approximately $100.0 million), environmental monitoring services in the U.S. (approximately $60.0 million), a nuclear decommissioning and dismantlement project in the U.S. (approximately $35.0 million) and a support services project for the U.S. Environmental Protection Agency. The nine month 2013 period included the aforementioned third quarter awards and an environmental remediation contract in the U.S. (approximately $160.0 million) in the first half of 2013.
Revenue—Revenue was $234.0 million for the third quarter 2014, representing an increase of $12.7 million (6%), compared with the corresponding 2013 period. Revenue for the first nine months of 2014 was $625.8 million, representing an increase of $82.1 million (15%) compared with the corresponding 2013 period. Our quarter and year-to-date 2014 revenue was impacted by the timing of new awards and the year-to-date period benefited from the full nine month impact of the acquired Shaw operations.
Income from Operations—Income from operations for the third quarter 2014 was $19.7 million (8.4% of revenue), compared with $4.0 million (1.8% of revenue) for the corresponding 2013 period. Income from operations for the first nine months of 2014 was $29.9 million (4.8% of revenue), compared with $10.1 million (1.9% of revenue) for the corresponding 2013 period. The increase in absolute dollars and as a percentage of revenue for the quarter and year-to-date 2014 periods was primarily due to the current periods benefiting from cost reduction initiatives implemented over the past year, a higher margin mix of work, and favorable settlements on completed projects. Our 2014 results continue to be impacted by ongoing uncertainty with respect to U.S. Federal government funding and prioritization.
LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents—At September 30, 2014, our cash and cash equivalents were $271.4 million, and were maintained in local accounts throughout the world, substantially all of which were maintained outside The Netherlands, our country of domicile. With the exception of $98.9 million of cash and cash equivalents within our variable interest entities (“VIEs”) associated with our partnering arrangements, which is generally only available for use in our operating activities when distributed to the partners, we are not aware of any material restrictions on our cash and cash equivalents.
With respect to tax consequences associated with repatriating our foreign earnings, distributions from our European Union subsidiaries to their Netherlands parent companies are not subject to taxation. Further, for our non-European Union companies and their subsidiaries and our U.S. companies, to the extent taxes apply, the amount of permanently reinvested earnings becomes taxable upon repatriation of assets from the subsidiary or liquidation of the subsidiary. We have accrued taxes on undistributed earnings that we intend to repatriate and we intend to permanently reinvest the remaining undistributed earnings in their respective businesses, and accordingly, have accrued no taxes on such amounts.
Operating Activities—During the first nine months of 2014, net cash used in operating activities was $349.3 million, primarily resulting from cash generated from earnings, offset by a net change of $1.1 billion in our accounts receivable, inventory, accounts payable and net contracts in progress account balances (collectively, “Contract Capital”). During the third quarter 2014, net cash provided by operating activities was $25.1 million, primarily resulting from cash generated from earnings, partly offset by a net change of $320.2 million in our Contract Capital. Our contracts in progress balances represent our cash position relative to revenue recognized on projects, with (i) costs and estimated earnings in excess of billings representing an asset reflective of future cash receipts, and (ii) billings in excess of costs and estimated earnings representing a liability reflective of future cash expenditures and non-cash earnings. The change in our net Contract Capital balance from December 31, 2013 to September 30, 2014 is summarized as follows:

(In thousands)	September 30,	December 31,
	2014	2013	Change
Billings in excess of costs and estimated earnings	$(1,164,462)	$(2,045,603)	$881,141
Margin fair value liability for acquired contracts (1)	(579,868)	(674,648)	94,780
Total billings in excess of costs and estimated earnings	(1,744,330)	(2,720,251)	975,921
Total costs and estimated earnings in excess of billings	585,255	566,718	18,537
Contracts in progress, net	(1,159,075)	(2,153,533)	994,458
Accounts receivable, net	1,607,655	1,385,448	222,207
Inventory	285,881	302,987	(17,106)
Accounts payable	(1,225,583)	(1,157,478)	(68,105)
Contract capital, net	$(491,122)	$(1,622,576)	$1,131,454

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
The $1.1 billion decline in our Contract Capital liability for the first nine months of 2014 was primarily due to progress on our two large U.S. nuclear projects, with the remaining change due primarily to working capital requirements and the timing of receivable collections and accounts payable payments for several large projects in our Engineering, Construction and Maintenance and Fabrication Services operating groups. The Contract Capital liability for the two U.S. nuclear projects, exclusive of the margin fair value liability discussed above, was approximately $465.0 million and $1.2 billion at September 30, 2014 and December 31, 2013, respectively, representing a decline of approximately $770.0 million during the nine month period and a decline of approximately $334.0 million during the third quarter 2014. The Acquisition Closing Date Contract Capital liability, exclusive of the margin fair value liability, was related to significant advance payments received on the projects prior to the Acquisition and fair value adjustments related to cost to complete the projects. This Contract Capital position continues to be impacted by the partial utilization of the pre-acquisition advance payments and timing of achievement of billing milestones. This balance will continue to fluctuate prospectively based on the timing of future billings and collections and will ultimately decline as the projects progress.
Although we experienced a decline in our Contract Capital liability on the U.S. nuclear projects during the third quarter 2014, we realized an improvement in our Contract Capital position of approximately $48.0 million on the remainder of our backlog. Further, although we anticipate additional decline in the Contract Capital liability on the U.S. nuclear projects during the fourth quarter 2014, we expect the decline to be less than recent quarters, and we anticipate any decline will be more than offset by Contract Capital improvement on the remainder of our backlog from upfront payments on our recent large awards and anticipated future awards, and continued improvement in our Contract Capital position from certain projects in our backlog.
We expect cash flows from operating activities to be in excess of earnings in the fourth quarter 2014. Further, we believe our anticipated future operating cash flows and capacity under our revolving and other credit facilities will be sufficient to finance our capital expenditures, settle our commitments and contingencies and address our working capital needs for the foreseeable future.

Investing Activities—During the first nine months of 2014, net cash used in investing activities was $74.6 million, as capital expenditures of $79.5 million were partly offset by proceeds from the sale of property and equipment of $8.9 million.
We will continue to evaluate and selectively pursue other opportunities for additional expansion of our business through the acquisition of complementary businesses and technologies. These acquisitions may involve the use of cash or may require further debt or equity financing.
Financing Activities—During the first nine months of 2014, net cash provided by financing activities was $302.3 million, primarily related to net revolving facility and other short-term borrowings of $428.7 million, cash proceeds from long-term borrowings of $48.1 million, the issuance of shares associated with our stock plans of $22.6 million, and tax benefits associated with tax deductions in excess of recognized stock-based compensation costs of $15.5 million. These cash inflows were partly offset by share repurchases totaling $66.6 million (0.9 million shares at an average price of $77.13 per share), including $41.8 million to purchase 0.6 million shares of our outstanding common stock and $24.8 million to repurchase 0.3 million shares associated with stock-based compensation-related withholding taxes on taxable share distributions. Additional cash outflows included repayments on our long-term debt of $75.5 million, distributions to our noncontrolling interest partners of $47.7 million, and dividends paid to our shareholders of $22.7 million.
Effect of Exchange Rate Changes on Cash and Cash Equivalents—During the first nine months of 2014, our cash and cash equivalents balance decreased by $27.5 million due to the impact of changes in functional currency exchange rates against the U.S. dollar for non-U.S. dollar cash balances, primarily for changes in the Euro, British Pound and Australian Dollar exchange rates. The impact for the third quarter 2014 was a decrease in our cash balance of approximately $48.0 million. The net unrealized loss on our cash and cash equivalents resulting from these exchange rate movements is reflected in the cumulative translation adjustment component of OCI. Our cash and cash equivalents held in non-U.S. dollar currencies are used primarily for project related and other operating expenditures in those currencies, and therefore, our exposure to realized exchange gains and losses is not anticipated to be material.
Letters of Credit/Bank Guarantees/Debt/Surety Bonds—Our primary internal source of liquidity is cash flow generated from operations. Capacity under our revolving credit and other facilities discussed below is also available, if necessary, to fund operating or investing activities.
We have a five-year, $1.35 billion, committed and unsecured revolving facility (the “Revolving Facility”) with BofA, as administrative agent, and BNP Paribas Securities Corp., BBVA Compass, Credit Agricole, and The Royal Bank of Scotland plc, each as syndication agents, which expires in October 2018. The Revolving Facility has a $675.0 million borrowing and financial letter of credit sublimit (with financial letters of credit not to exceed $270.0 million) and certain financial covenants, including a maximum leverage ratio of 3.00, a minimum fixed charge coverage ratio of 1.75, and a minimum net worth level calculated as $1.9 billion at September 30, 2014. The Revolving Facility also includes customary restrictions regarding subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, and mergers and acquisitions, and includes a trailing twelve-month limitation of $250.0 million for dividend payments and share repurchases if our leverage ratio exceeds 1.50 (unlimited if our leverage ratio is equal to or below 1.50), among other restrictions. Letters of credit are generally issued to customers in the ordinary course of business to support advance payments and performance guarantees, in lieu of retention on our contracts, or in certain cases, are issued in support of our insurance programs. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. The interest, commitment fee, and letter of credit fee percentages are based upon our quarterly leverage ratio. In the event we borrow funds under the facility, interest is assessed at either prime plus an applicable floating margin (3.25% and 0.75%, respectively at September 30, 2014), or LIBOR plus an applicable floating margin (0.15% and 1.75%, respectively at September 30, 2014). At September 30, 2014, we had $400.0 million of outstanding borrowings and $233.4 million of outstanding letters of credit under the facility (none of which were financial letters of credit), providing $716.6 million of available capacity, of which $275.0 million may be utilized for borrowings. During the nine months ended September 30, 2014 our weighted average interest rate on borrowings under the facility was approximately 1.9%, inclusive of the applicable floating margin.
We also have a five-year, $650.0 million, committed and unsecured revolving credit facility (the “Second Revolving Facility”) with BofA, as administrative agent, and Credit Agricole, as syndication agent, which expires in February 2018. The Second Revolving Facility supplements our Revolving Facility, has a $487.5 million borrowing and financial letter of credit sublimit and includes financial and restrictive covenants similar to those noted above for the Revolving Facility. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. The interest, commitment fee, and letter of credit fee percentages are based upon our quarterly leverage ratio. In the event we borrow funds under the facility, interest is assessed at either prime plus an applicable floating margin (3.25% and 0.75%, respectively at September 30, 2014), or LIBOR plus an applicable floating margin (0.15% and 1.75%, respectively at September 30, 2014). At September 30, 2014, we had $45.0 million of outstanding borrowings and

$59.7 million of outstanding letters of credit under the facility (including $8.3 million of financial letters of credit), providing $545.3 million of available capacity, of which $434.2 million may be utilized for borrowings. During the nine months ended September 30, 2014 our weighted average interest rate on borrowings under the facility was approximately 3.2%, inclusive of the applicable floating margin.
At September 30, 2014, we had $850.0 million outstanding on our four-year, $1.0 billion unsecured Term Loan with BofA as administrative agent, which was used to fund a portion of the 2013 Shaw Acquisition. Interest and principal under the Term Loan is payable quarterly in arrears and bears interest at LIBOR plus an applicable floating margin 0.15% and 1.75%, respectively at September 30, 2014). However, we continue to utilize an interest rate swap to hedge against $429.3 million of the outstanding $850.0 million Term Loan, which resulted in a weighted average interest rate of approximately 2.2% during the nine months ended September 30, 2014, inclusive of the applicable floating margin. Future annual maturities for the Term Loan are $25.0 million, $100.0 million, $150.0 million and $575.0 million for the remainder of 2014, 2015, 2016 and 2017, respectively. The Term Loan includes financial and restrictive covenants similar to those noted above for the Revolving Facility.
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
At September 30, 2014, we also had $47.6 million outstanding on a $48.1 million six-year secured term loan. Interest and principal under the loan is payable monthly in arrears and bears interest at 3.26%. Future annual maturities are $2.0 million, $6.0 million, $6.2 million, $6.4 million, $6.6 million, $6.8 million and $13.7 million for the remainder of 2014, 2015, 2016, 2017, 2018, 2019, and 2020, respectively.
Uncommitted Facilities—We also have various short-term, uncommitted letter of credit and borrowing facilities (the “Uncommitted Facilities”) across several geographic regions of approximately $2.5 billion, of which $170.0 million may be utilized for borrowings ($168.8 million at September 30, 2014, net of letter of credit utilization of $1.2 million under certain facilities). These facilities are generally used to provide letters of credit or bank guarantees to customers in the ordinary course of business to support advance payments and performance guarantees, in lieu of retention on our contracts. At September 30, 2014, we had $98.7 million of outstanding borrowings and $975.0 million of outstanding letters of credit under these facilities, providing $1.5 billion of available capacity, of which $70.1 million may be utilized for borrowings. During the nine months ended September 30, 2014 our weighted average interest rate on borrowings under the facility was approximately 1.2%.
During the nine months ended September 30, 2014, maximum outstanding borrowings under our revolving credit and other facilities were approximately $846.0 million. In addition to providing letters of credit or bank guarantees, we also issue surety bonds in the ordinary course of business to support our contract performance. At September 30, 2014, we had $578.1 million of outstanding surety bonds.
Compliance and Other—At September 30, 2014, we were in compliance with all of our restrictive and financial covenants associated with our debt and revolving credit and other facilities, with a leverage ratio of 2.07, a fixed charge coverage ratio of 5.11, and net worth of $2.7 billion. Our ability to remain in compliance with our lending facilities could be impacted by circumstances or conditions beyond our control, including, but not limited to, the delay or cancellation of projects, changes in foreign currency exchange or interest rates, performance of pension plan assets, or changes in actuarial assumptions. Further, we could be impacted if our customers experience a material change in their ability to pay us, if the banks associated with our lending facilities were to cease or reduce operations, or if there is a full or partial break-up of the European Union or its currency, the Euro.
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
Other—We believe our cash on hand, cash generated from operations, amounts available under our Revolving Facility, Second Revolving Facility and Uncommitted Facilities, and other external sources of liquidity, such as the issuance of debt and equity instruments, will be sufficient to finance our capital expenditures, settle our commitments and contingencies (as more fully described in Note 12 to our Financial Statements) and address our working capital needs for the foreseeable future. However, there can be no assurance that such funding will continue to be available, as our ability to generate cash flows from operations and our ability to access funding under our Revolving Facility, Second Revolving Facility and Uncommitted Facilities at reasonable terms, may be impacted by a variety of business, economic, legislative, financial and other factors, which may be outside of our control.
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
Revenue Recognition—Our revenue is primarily derived from long-term contracts and is generally recognized using the POC method, primarily based on the percentage that actual costs-to-date bear to total estimated costs to complete each contract. We follow the guidance of FASB ASC Revenue Recognition Topic 605-35 for accounting policies relating to our use of the POC method, estimating costs, and revenue recognition, including the recognition of incentive fees, unapproved change orders and claims, and combining and segmenting contracts. We primarily utilize the cost-to-cost approach to estimate POC as we believe this method is less subjective than relying on assessments of physical progress. Under the cost-to-cost approach, the use of estimated costs to complete each contract is a significant variable in the process of determining recognized revenue and is a significant factor in the accounting for contracts. Significant estimates that impact the cost to complete each contract are costs of engineering, materials, components, equipment, labor and subcontracts; labor productivity; schedule durations, including subcontractor or supplier progress; liquidated damages; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts in progress. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates. Backlog for each of our operating groups generally consists of several hundred contracts, and although our results are impacted by changes in estimated project margins, for the past several years such aggregate variations have not resulted in a material net impact to our income from operations. For the three and nine months ended September 30, 2014 and September 30, 2013, individual projects with significant changes in estimated margins did not have a material net impact on our income from operations.
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
Recoverability of Long-Lived Assets—At September 30, 2014, our goodwill balance was $4.2 billion, including $3.3 billion associated with the 2013 Shaw Acquisition. Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually at our reporting unit level, absent any indicators of impairment. Our Engineering, Construction and Maintenance operating group includes three reporting units, our Fabrication Services operating group includes two reporting units, and our Technology and Environmental Solutions operating groups each represent a reporting unit. We perform our annual impairment assessment during the fourth quarter of each year based upon balances as of the beginning of that year’s fourth quarter. As part of our annual impairment assessment, in the fourth quarter of 2013, we performed a quantitative assessment of goodwill for each of our reporting units. We utilized an income approach (discounted cash flow method) to value our reporting units and test for impairment as we believe this is the most direct approach to incorporate the specific economic attributes and risk profiles of our reporting units into our valuation model. This is consistent with the methodology used for our annual quantitative impairment assessment in previous years. We generally do not utilize a market approach given the difficulty in identifying relevant market transactions and the volatility of markets from which transactions are derived. The discounted cash flow methodology, which compares an estimate of a reporting unit’s discounted future cash flows to its net book value, is based, to a large extent, on assumptions about future events, which may or may not occur as anticipated, and such deviations could have a significant impact on the calculated estimated fair values of our reporting units. These assumptions include, but are not limited to, estimates of future growth rates, discount rates and terminal values for each reporting unit. Based upon this quantitative assessment, no impairment charge was necessary during 2013, as the fair value of each of the reporting units acquired in 2013 exceeded its respective net book value and the fair value of all other reporting units significantly exceeded their respective net book values. During the nine months ended September 30, 2014, no indicators of goodwill impairment were identified. If, based on future assessments, our goodwill is deemed to be impaired, the impairment would result in a charge to earnings in the year of impairment.
We amortize our finite-lived intangible assets on a straight-line basis with lives ranging from 2 to 20 years, absent any indicators of impairment. We review tangible assets and finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, the estimated future cash flow associated with the asset or asset group will be compared to the asset’s carrying amount to determine if an impairment exists. During the nine months ended September 30, 2014, we noted no indicators of impairment. See Note 6 to our Financial Statements for further discussion regarding goodwill and other intangible assets.
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
Income tax and associated interest reserves, where applicable, are recorded in those instances where we consider it more likely than not that additional tax will be due in excess of amounts reflected in income tax returns filed worldwide, irrespective of whether or not we have received tax assessments. At September 30, 2014, our reserves totaled approximately $12.8 million. If these income tax reserves are ultimately unnecessary, approximately $9.7 million would benefit tax expense as we are contractually indemnified for the remaining balances. At December 31, 2013, our reserves totaled approximately $14.3 million. We continually review our exposure to additional income tax obligations and, as further information is known or events occur, changes in our tax and interest reserves may be recorded within income tax expense and interest expense, respectively.
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

•
Interest Rate Derivatives—At September 30, 2014, we continued to utilize a swap arrangement to hedge against interest rate variability associated with $429.3 million of our outstanding $850.0 million Term Loan. The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Loan at inception and through September 30, 2014. Accordingly, changes in the fair value of the swap arrangement are included in AOCI until the associated underlying exposure impacts our earnings.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk—We are exposed to market risk associated with changes in foreign currency exchange rates, which may adversely affect our results of operations and financial condition. One form of exposure to fluctuating exchange rates relates to the effects of translating financial statements of foreign operations (primarily Australian Dollar, British Pound, Canadian Dollar, Colombian Peso and Euro denominated) into our reporting currency, which are recognized as a cumulative translation adjustment in AOCI. The change in the currency translation adjustment component of AOCI during the nine months ended September 30, 2014 was a loss totaling $52.6 million, net of tax, primarily resulting from the change in the Euro, British Pound and Australian Dollar exchange rates against the U.S. Dollar. We generally do not hedge our exposure to potential foreign currency translation adjustments.
We do not engage in currency speculation; however, we do utilize foreign currency exchange rate derivatives on an ongoing basis to hedge against certain foreign currency related operating exposures. We generally seek hedge accounting treatment for contracts used to hedge operating exposures and designate them as cash flow hedges. Therefore, gains and losses, exclusive of credit risk and forward points, are included in AOCI until the associated underlying operating exposure impacts our earnings. Changes in the fair value of (1) credit risk and forward points, (2) instruments deemed ineffective during the period, and (3) instruments that we do not designate as cash flow hedges, are recognized within cost of revenue and were not material during the three and nine months ended September 30, 2014.

At September 30, 2014, the notional value of our outstanding forward contracts to hedge certain foreign currency exchange-related operating exposures was $79.4 million, including net foreign currency exchange rate exposure associated with the sale of U.S. Dollars ($23.2 million) and the purchase of Euros ($23.2 million), Japanese Yen ($21.7 million), Singapore Dollars ($7.0 million), Chinese Renminbi ($3.0 million) and British Pounds ($1.3 million). The total net fair value of these contracts was a loss of approximately $5.5 million at September 30, 2014. The potential change in fair value for our outstanding contracts resulting from a hypothetical ten percent change in quoted foreign currency exchange rates would have been approximately $7.9 million at September 30, 2014. This potential change in fair value of our outstanding contracts would be offset by the change in fair value of the associated underlying operating exposures.
Interest Rate Risk—At September 30, 2014, we continued to utilize an interest rate swap to hedge against interest rate variability associated with $429.3 million of our outstanding $850.0 million Term Loan. The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Loan at inception and through September 30, 2014. Accordingly, changes in the fair value of the interest rate swap are recognized in AOCI. The total net fair value of the contract was a gain of approximately $1.7 million at September 30, 2014. The potential change in fair value for our interest rate swap resulting from a hypothetical one percent change in the LIBOR rate would have been approximately $7.7 million at September 30, 2014.
Other—The carrying values of our accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. At September 30, 2014, the fair value of our Term Loan, based upon the current market rates for debt with similar credit risk and maturity, approximated its carrying value as interest is based upon LIBOR plus an applicable floating margin. Our Senior Notes are categorized within level 2 of the valuation hierarchy and had a total fair value of approximately $770.2 million at September 30, 2014, based on current market rates for debt with similar credit risk and maturities. See Note 10 to our Financial Statements for additional discussion of our financial instruments.
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
Changes in Internal Control—There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Over the past several decades and through September 30, 2014, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 5,700 plaintiffs and, of those claims, approximately 1,700 claims were pending and 4,000 have been closed through dismissals or settlements. Over the past several decades and through September 30, 2014, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount of approximately two thousand dollars per claim. We review each case on its own merits and make accruals based upon the probability of loss and our estimates of the amount of liability and related expenses, if any. We do not believe that any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow, and at September 30, 2014, we had approximately $5.1 million accrued for liability and related expenses. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that we may expect to recover because of the variability in coverage amounts, limitations and deductibles, or the viability of carriers, with respect to our insurance policies for the years in question.
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

(2)
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iii) the Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, (v) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2014 and 2013, and (vi) the Notes to Financial Statements.

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
Date: October 23, 2014