Form 10-K
period 2014-12-31
CHICAGO BRIDGE & IRON CO N V
filed 2015-02-25
CIK 1027884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
Aggregate market value of common stock held by non-affiliates, based on a New York Stock Exchange closing price of $68.20 as of June 30, 2014 was approximately $7.4 billion.
The number of shares outstanding of the registrant’s common stock as of February 17, 2015 was 108,011,548.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2015 Proxy Statement for the annual general meeting of shareholders to be held May 6, 2015 Part III

CHICAGO BRIDGE & IRON COMPANY N.V.

PART I
Item 1. Business
Founded in 1889, Chicago Bridge & Iron Company N.V. (“CB&I” or “the Company”), a Netherlands company, provides a wide range of services, including conceptual design, technology, engineering, procurement, fabrication, modularization, construction, commissioning, maintenance, program management and environmental services to customers in the energy infrastructure market throughout the world, and is a provider of diversified government services. Our stock trades on the New York Stock Exchange (“NYSE”) under the ticker symbol “CBI.” With more than a century of experience and approximately 54,000 employees worldwide, we capitalize on our global expertise and local knowledge to safely and reliably deliver projects virtually anywhere. At a given point in time, we have active projects in process in more than 70 countries.
Acquisitions
The Shaw Group Inc. (“Shaw”). As discussed in Note 4 within Item 8 “Financial Statements and Supplementary Data”, on February 13, 2013 (the “Acquisition Closing Date”), we acquired Shaw (the "Shaw Acquisition" or the "Acquisition") for a gross purchase price of approximately $3.4 billion, comprised of approximately $2.9 billion in cash consideration and approximately $488.8 million in equity consideration. The cash consideration was funded using approximately $1.1 billion from existing cash balances of CB&I and Shaw on the Acquisition Closing Date, and the remainder was funded using debt financing. Shaw's unrestricted cash balance on the Acquisition Closing Date totaled approximately $1.2 billion, and accordingly, the cash portion of our purchase price, net of cash acquired, was approximately $1.7 billion and our total purchase price, net of cash acquired, was approximately $2.2 billion. Beginning on the Acquisition Closing Date, the results from the Shaw Acquisition were incorporated within our expanded operating groups, which represent our reportable segments, as described in the Segment Financial Information section below.
E-Gas. On May 17, 2013, we acquired a coal gasification technology ("E-Gas") for cash consideration of approximately $60.8 million, primarily consisting of process technology intangible assets. This acquired business has been incorporated within our Technology operating group.
Segment Financial Information
Our management structure and internal and public segment reporting are aligned based upon the services offered by the following four operating groups, which represent our reportable segments:
Engineering, Construction and Maintenance. Engineering, Construction and Maintenance provides engineering, procurement and construction ("EPC") services for major energy infrastructure facilities, as well as comprehensive and integrated maintenance services. Projects for this operating group include upstream and downstream process facilities for the oil and gas industry, such as refinery process units and petrochemical facilities, as well as Liquefied Natural Gas ("LNG") liquefaction and regasification terminals, and nuclear, fossil and renewable electric generating plants for the power generation industry. Customers include international energy companies such as Chevron, ExxonMobil, and Occidental Petroleum; national energy companies such as Ecopetrol (Colombia), Exelon (United States ("U.S.")) and Statoil (Norway); and regional energy companies in the U.S. such as Entergy, Freeport LNG and Sempra Energy. Effective in the first quarter of 2014, the backlog and operating results for a large EPC project in the U.S. that was previously reported within our Environmental Solutions (formerly Government Solutions) operating group (see below) were reclassified to our Engineering, Construction and Maintenance operating group, reflecting the current management oversight for the project.
Fabrication Services. Fabrication Services provides fabrication of piping systems, process and nuclear modules; fabrication and erection of steel plate structures; and manufacturing and distribution of pipe and fittings for the oil and gas, petrochemicals, water and wastewater, mining, mineral processing and power generation industries. Projects for this operating group include above ground storage tanks, LNG tanks, field erected pressure vessels and spheres, elevated water storage tanks, and other specialty structures such as nuclear containment vessels and process and nuclear modules, as well as fabrication of piping and structural steel, induction bending and module prefabrication and assembly. Customers include international energy companies such as Chevron, ChevronPhillips, ConocoPhillips, Dow, ExxonMobil, and Shell; national energy companies such as ADNOC (Abu Dhabi) and CNOOC (China); regional refinering, chemical, and gas processing companies in the U.S. such as Flint Hills, Sunoco, and Suncor; terminal operators such as Kinder Morgan and Oiltanking; and mining and mineral processing companies such as BHP and Alcoa.
Technology. Technology provides licensed process technologies, catalysts, and engineered products (including heat transfer and proprietary equipment, and engineering, procurement and fabrication for certain process technologies) for use in petrochemical facilities, oil refineries and gas processing plants, and offers process planning and project development services and a comprehensive program of aftermarket support. Technology has a 50% owned unconsolidated joint venture with Chevron (Chevron-Lummus Global or "CLG") that provides licensed technologies, engineering services and catalysts, primarily for the refining industry. Technology also has a 33.3% owned unconsolidated joint venture with Exelon and 8 Rivers Capital that is building a first-of-its-kind demonstration plant, and was formed for the purpose of developing, commercializing and monetizing a new natural gas power system that produces zero atmospheric emissions, including carbon dioxide. Customers include international energy companies such as ExxonMobil and Shell; national energy companies such as CNOOC (China), Pemex (Mexico), and Rosneft (Russia); petrochemical companies such as Occidental, Reliance Industries and Westlake Petrochemicals, and regional companies such as Lotte (Korea), Petronas (Indonesia) and PTT (Thailand).
Environmental Solutions (formerly Government Solutions). Environmental Solutions provides full-scale environmental services for government and private-sector customers, including remediation and restoration of contaminated sites, site preparation work, emergency response and disaster recovery, and also leads large high-profile programs and projects, including design-build infrastructure projects, for federal, state and local governments. Customers include U.S. Federal departments and agencies such as the U.S. Department of Defense ("DOD"), U.S. Department of Energy ("DOE"), U.S. Environmental Protection Agency ("EPA") and the U.S. Federal Emergency Management Agency ("FEMA"), as well as U.S. state and local governments and a variety of non-governmental customers. As discussed above, effective in the first quarter of 2014, the backlog and operating results for a large EPC project in the U.S. that was previously reported within our Environmental Solutions operating group were reclassified to our Engineering, Construction and Maintenance operating group.
Segment financial information by operating group can be found under “Results of Operations” within Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 18 within Item 8.
Competitive Strengths
Our core competencies, which we believe are significant competitive strengths, include:
Strong Health, Safety and Environmental (“HSE”) Performance. Because of our long and outstanding safety record, we are sometimes invited to bid on projects for which other competitors do not qualify. Our HSE performance also translates directly to lower costs and reduced risk to our employees, subcontractors and customers. According to the U.S. Bureau of Labor Statistics, the national Lost Workday Case Incidence Rate for construction companies similar to CB&I was 0.7 per 100 full-time employees for 2013 (the latest reported year), while our rates for 2013 and 2014 were only 0.05 per 100 employees and 0.03 per 100 employees, respectively. During 2014, CB&I was awarded the 2015 Green Cross for Safety medal from the National Safety Council ("NSC") for our outstanding achievement in workplace safety. CB&I was the first EPC company to receive this award from the NSC, further demonstrating the Company's outstanding safety record and commitment to safety.
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
EPC Project Execution Capabilities. We are one of the few EPC contractors that has self perform construction capability in the U.S. and worldwide. In addition, we believe our world class piping fabrication facilities around the world are unique in the EPC contractor industry. These are key elements of our project delivery model that provides our customers lower costs and schedule assurance due to our ability to directly perform and control the critical path activities of most projects. This provides us with a competitive advantage over other EPC contractors that operate in our space.
Modular Fabrication. We are one of the few EPC contractors and process technology providers with fabrication facilities, which allows us to offer customers the option of modular construction, when feasible. In contrast to traditional on-site “stick built” construction, modular construction enables modules to be built within a tightly monitored shop environment which allows us to, among other things, better control quality, minimize weather delays and expedite schedules. Once completed, the modules are shipped to and assembled at the project site.
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
Recognized Expertise. Our in-house engineering team includes internationally-recognized experts in a broad range of energy infrastructure fields, including processes and facilities related to oil and gas production, LNG, refining, petrochemicals, gas processing, power generation, modular design and fabrication, cryogenic storage and processing, and bulk liquid storage and systems. Several of our senior engineers are long-standing members of committees that have helped develop worldwide standards for storage structures and process vessels for the oil and gas industry, including the American Petroleum Institute and the American Society of Mechanical Engineers.

Strong Focus on Project Risk Management. We are experienced in managing the risks associated with bidding and executing complex projects. Our position as an integrated EPC service provider allows us to execute global projects on a competitively bid and negotiated basis. We offer our customers a range of contracting options, including cost-reimbursable, fixed-price and hybrid, which has both cost-reimbursable and fixed-price characteristics.
Management Team with Extensive Engineering and Construction Industry Experience. Members of our senior management team have an average of over 30 years of experience in the energy infrastructure industry.
Growth Strategy
We anticipate that our near-term growth will primarily be derived organically from our existing end markets and from the Shaw Acquisition. Combining CB&I and Shaw has created one of the most complete energy focused companies in the world, with the ability to provide technology, engineering, procurement, fabrication, construction, maintenance, and associated services. The Shaw Acquisition increased our skilled resources, expanded our services into energy growth areas, including power generation, and provided non-energy related diversification through our Environmental Solutions operating group. With increased critical mass, CB&I now has an even greater ability to compete for and execute the largest energy infrastructure projects. On an opportunistic and strategic basis, we may pursue further growth through selective acquisitions of additional businesses, technologies, or assets that meet our stringent acquisition criteria and will expand or complement our current portfolio of services.
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
Our significant customers are primarily in the hydrocarbon and power generation industries and include major petroleum and petrochemical companies (see the “Segment Financial Information” section above for a representative listing of our customers by operating group). We have longstanding relationships with many of our significant customers; however, we are not dependent upon any single customer on an ongoing basis and do not believe the loss of any single customer would have a material adverse effect on our business. For 2014 and 2013, revenue from our LNG mechanical erection and tank projects in the Asia Pacific region for Gorgon LNG was approximately $2.0 billion (approximately 15% of our total 2014 revenue) and $1.2 billion (approximately 11% of our total 2013 revenue), respectively. For 2012, revenue from our Colombian refinery project for Reficar was approximately $915.0 million (approximately 17% of our total 2012 revenue).
Backlog
At December 31, 2014, we had a backlog of work to be completed on contracts of approximately $30.4 billion, compared with $27.8 billion at December 31, 2013. The geographic mix of our backlog and revenue is primarily dependent upon global energy demand, and at December 31, 2014 and for the year then ended, approximately 20% and 50% of our backlog and revenue, respectively, was derived from projects outside the U.S. In addition, as certain contracts within our Environmental Solutions and Engineering, Construction and Maintenance operating groups are dependent upon funding from the U.S. government, where funds are appropriated on a year-by-year basis while contract performance may take more than one year, approximately $985.0 million of our backlog at December 31, 2014 was for contractual commitments that are subject to future funding decisions. Due to the timing of awards and the long-term nature of some of our projects, approximately 60% to 65% of our December 31, 2014 backlog is anticipated to be recognized as revenue beyond 2015. For further discussion of our backlog, see the applicable risk factor in Item 1A “Risk Factors” and the “Overview” section of Item 7.
Types of Contracts
Our contracts are awarded on a competitively bid and negotiated basis using a range of contracting options, including cost-reimbursable, fixed-price and hybrid, which has both cost-reimbursable and fixed-price characteristics. Each contract is designed to optimize the balance between risk and reward.
Raw Materials and Suppliers
The principal raw materials we use are metal plate, structural steel, pipe, fittings, catalysts, proprietary equipment and selected engineered equipment such as pressure vessels, exchangers, pumps, valves, compressors, motors and electrical and instrumentation components. Most of these materials are available from numerous suppliers worldwide, with some furnished under negotiated supply agreements. We anticipate being able to obtain these materials for the foreseeable future; however, the price, availability and schedule validities offered by our suppliers may vary significantly from year to year due to various factors, including supplier consolidations, supplier raw material shortages, costs, and surcharges, supplier capacity, customer demand, market conditions, and any duties and tariffs imposed on the materials.
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
We believe we are in compliance, in all material respects, with environmental laws and regulations and maintain insurance coverage to mitigate our exposure to environmental liabilities. We do not believe any environmental matters will have a material adverse effect on our future results of operations, financial position or cash flow. We do not anticipate we will incur material capital expenditures for environmental controls or for the investigation or remediation of environmental conditions during 2015 or 2016.
Patents
We have numerous active patents and patent applications throughout the world, the majority of which are associated with technologies licensed by our Technology operating group. However, no individual patent is so essential that its loss would materially affect our business.
Employees
At December 31, 2014, we employed approximately 54,400 persons worldwide, comprised of approximately 22,900 salaried employees and approximately 31,500 hourly and craft employees. Our number of employees, particularly hourly and craft, varies in relation to the location, number and size of projects we have in process at any given time. To preserve our project management and technological expertise as core competencies, we continuously recruit and develop qualified personnel, and maintain ongoing training programs for all our key personnel.
The percentage of our employees represented by unions for 2014 was approximately 20% to 25%. We have agreements, which generally extend up to 5 years, with various unions representing groups of employees at project sites in the U.S., Canada, Australia and various other countries. We enjoy good relations with our unions and have not experienced a significant work stoppage in any of our facilities for more than a decade.
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
We offer our customers a range of contracting options for our long-term contracts, including cost-reimbursable, fixed- price and hybrid, which has both cost-reimbursable and fixed-price characteristics. Under cost-reimbursable contracts, we generally perform our services in exchange for a price that consists of reimbursement of all customer-approved costs and a profit component, which is typically a fixed rate per hour, an overall fixed fee, or a percentage of total reimbursable costs. If we are unable to obtain proper reimbursement for all costs incurred due to improper estimates, performance issues, customer disputes, or any of the additional factors noted below for fixed-price contracts, the project may be less profitable than we expect. Under fixed-price contracts, we perform our services and execute our projects at an established price and, as a result, benefit from cost savings, but may be unable to recover any cost overruns. If we do not execute a contract within our cost estimates, we may incur losses or the project may be less profitable than we expected. The revenue, cost and gross profit realized on such contracts can vary, sometimes substantially, from the original projections due to a variety of factors, including, but not limited to:

•	costs incurred in connection with modifications to a contract that may be unapproved by the customer as to scope, schedule, and/or price (“unapproved change orders”);

•	unanticipated costs or claims, including costs for project modifications, delays, errors or changes in specifications or designs, regulatory changes or contract termination;

•	unanticipated technical problems with the structures, equipment or systems we supply;

•	failure to properly estimate costs of engineering, materials, components, equipment, labor or subcontractors;

•	changes in the costs of engineering, materials, components, equipment, labor or subcontractors;

•	changes in labor conditions, including the availability, wage and productivity of labor;

•	productivity and other delays caused by weather conditions;

•	failure of our suppliers or subcontractors to perform;

•	difficulties in obtaining required governmental permits or approvals;

•	changes in laws and regulations; and

•	changes in general economic conditions.
Our hybrid contracts can have a combination of the risk factors described above for our fixed-price and cost-reimbursable contracts.
These risks are exacerbated for projects with long-term durations because there is an increased risk that the circumstances upon which we based our original estimates will change in a manner that increases costs. In addition, we sometimes bear the risk of delays caused by unexpected conditions or events. To the extent there are future cost increases that we cannot recover from our customers, joint venture partners, suppliers or subcontractors, the outcome could have an adverse effect on our results of operations, financial position and cash flows.
Furthermore, revenue and profit from our contracts can be affected by contract incentives or penalties that may not be known or finalized until the later stages of the contract term. Some of these contracts provide for the customer’s review of our accounting and cost control systems to verify the completeness and accuracy of the reimbursable costs invoiced. These reviews could result in reductions in reimbursable costs previously billed to the customer.
The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts in progress. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates.
Our Billed and Unbilled Revenue May Be Exposed to Potential Risk if a Project is Terminated or Canceled or if Our Customers Encounter Financial Difficulties.
Our contracts often require us to satisfy or achieve certain milestones in order to receive payment for the work performed. As a result, under these types of arrangements, we may incur significant costs or perform significant amounts of services prior to receipt of payment. If the customer does not proceed with the completion of the project or if the customer defaults on its payment obligations, we may face difficulties in collecting payment of amounts due to us for the costs previously incurred. In addition, many of our customers for large EPC projects are project-specific entities that do not have significant assets other than their interests in the EPC project. It may be difficult to collect amounts owed to us by these customers. If we are unable to collect amounts owed to us, this would have an adverse effect on our future results of operations, financial position and cash flows.
We May Not Be Able to Fully Realize the Revenue Value Reported in Our Backlog.
At December 31, 2014, we had a backlog of work to be completed on contracts of approximately $30.4 billion. Backlog develops as a result of new awards, which represent the revenue value of new project commitments received by us during a given period, as well as scope growth on existing commitments, including legally binding commitments without a defined scope. Commitments may be in the form of written contracts, purchase orders or indications of the amounts of time and materials we need to make available for customers’ anticipated projects. New awards may also include estimated amounts of work to be performed based on customer communication and historic experience and knowledge of our customers’ intentions. Backlog consists of projects which have either not yet been started or are in progress but are not yet complete. In the latter case, the revenue value reported in backlog is the remaining value associated with work that has not yet been completed. The revenue projected in our backlog may not be realized or, if realized, may not be profitable as a result of poor contract performance.
Due to project terminations, suspensions or changes in project scope and schedule, we cannot predict with certainty when or if our backlog will be performed. From time to time, projects are canceled that appeared to have a high certainty of going forward at the time they were recorded as new awards. In the event of a project cancellation, we typically have no contractual right to the total revenue reflected in our backlog. Some of the contracts in our backlog provide for cancellation fees or certain reimbursements in the event customers cancel projects. These cancellation fees usually provide for reimbursement of our out-of-pocket costs, costs associated with work performed prior to cancellation, and to varying degrees, a percentage of the profit we would have realized had the contract been completed. Although we may be reimbursed for certain costs, we may be unable to recover all direct costs incurred and may incur additional unrecoverable costs due to the resulting under-utilization of our assets.
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
Our Government Contracts May Be Subject to Modification or Termination, Which Could Adversely Affect Our Revenue and Profitability.
We are a provider of services to U.S. government agencies and are therefore exposed to risks associated with government contracting. Government agencies can typically terminate or modify contracts at their convenience due to budget constraints or various other reasons. As a result, our backlog may be reduced or we may incur a loss if a government agency terminates or modifies a contract with us. We are also subject to audits, including audits of our internal control systems, cost reviews and investigations by government contracting oversight agencies. As a result of an audit, the oversight agency may disallow certain costs or withhold a percentage of interim payments. Cost disallowances may result in adjustments to previously reported revenue and may require us to refund a portion of previously collected amounts. In addition, failure to comply with the terms of one or more of our government contracts or government regulations and statutes could result in us being suspended or debarred from future government projects for a significant period of time, possible civil or criminal fines and penalties, the risk of public scrutiny of our performance, and potential harm to our reputation, each of which could have a material adverse effect on our business. Other remedies that government agencies may seek for improper activities or performance issues include sanctions such as forfeiture of profit and suspension of payments.
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
The use of these ventures exposes us to a number of risks, including the risk that our partners may be unable or unwilling to provide their share of capital investment to fund the operations of the venture or to complete their obligations to us, the venture or, ultimately, our customer. This could result in unanticipated costs to complete the projects, liquidated damages or contract disputes, including claims against our partners, any of which could have a material adverse effect on our future results of operations, financial position or cash flow.
Additionally, we rely on third party partners, equipment manufacturers and subcontractors to assist in the completion of our projects. To the extent these parties cannot execute their portion of the work and are unable to deliver their services, equipment or materials according to the contractual terms, or to the extent we cannot engage subcontractors or acquire equipment or materials, our ability to complete a project in a timely manner may be impacted. If the amount we are required to pay for these goods and services exceeds the amount we have included in the estimates for our work, we could experience project losses or a reduction in estimated profit.
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
Our Revenue and Profitability May Be Adversely Affected by a Reduced Level of Activity in the Hydrocarbon Industry.
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
Some of our customers, suppliers and subcontractors have traditionally accessed commercial financing and capital markets to fund their operations, and the availability of funding from those sources could be adversely impacted by a volatile equity or credit market. The availability of lending facilities and our ability to remain in compliance with our financial and restrictive lending covenants could also be impacted by circumstances or conditions beyond our control, including but not limited to, the delay or cancellation of projects, changes in currency exchange or interest rates, performance of pension plan assets, or changes in actuarial assumptions. Further, we could be impacted if our customers experience a material change in their ability to pay us, or if the banks associated with our lending facilities were to cease or reduce operations, or if there is a full or partial break-up of the European Union (the "EU") or its currency, the Euro.
Demand for Our Products and Services is Cyclical and Vulnerable to Economic Downturns and Reductions in Private Industry and Government Spending.
The hydrocarbon refining, petrochemical, and natural gas industries we serve historically have been, and will likely continue to be, cyclical in nature and vulnerable to general downturns in the domestic and international economies. Many of our customers may face budget shortfalls or may delay capital spending resulting in a decrease in the overall demand for our services. A decrease in federal, state and local tax revenue as well as other economic declines may result in lower government spending. Further, our customers may demand better pricing terms and their ability to pay timely may be affected by an ongoing weak economy. Portions of our business traditionally lag recovery in the economy; therefore, our business may not recover immediately upon any economic improvement. The aforementioned could have a material adverse effect on our results of operations, financial position or cash flow.
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
We are Vulnerable to Significant Fluctuations in Our Liquidity That May Vary Substantially Over Time.
Our operations could require us to utilize large sums of working capital, sometimes on short notice and sometimes without assurance of recovery of the expenditures. Circumstances or events that could create large cash outflows include increased costs or losses resulting from fixed-price or hybrid contracts, inability to achieve contractual billing or payment milestones, inability to recover unapproved change orders or claims, environmental liabilities, litigation risks, unexpected costs or losses resulting from previous acquisitions, contract initiation or completion delays, political conditions, customer payment problems, foreign exchange risks and professional and product liability claims.
Non-Compliance With Covenants in Our Financing Arrangements, Without Waiver or Amendment From the Lenders or Note Holders, Could Require Cash Collateral For Outstanding Letters of Credit, Could Adversely Affect Our Ability to Borrow Funds and Could Ultimately Require Us to Repay the Debt Earlier Than Expected.
At December 31, 2014, we had total debt of $1.8 billion, including $825.0 million outstanding on our $1.0 billion Term Loan and $800.0 million in Senior Notes, both of which were used to fund a portion of the Shaw Acquisition, and $209.9 million of revolving facility and other borrowings. Our financing arrangements contain certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum net worth level, and other covenants with which we must comply. We may not be able to satisfy these ratios or comply with the other covenants if our operating results deteriorate as a result of, but not limited to, the impact of other risk factors that may have a potential adverse impact on our results of operations, financial condition or cash flow. These covenants may also restrict our ability to finance future operations or capital needs and the form or level of our indebtedness may prevent us from raising additional capital on attractive terms or from obtaining additional financing if needed.
We May be Required to Contribute Cash to Meet Our Underfunded Pension Obligations in Certain Multi-Employer Pension Plans.
We participate in various multi-employer pension plans in the U.S. and Canada under union and industry agreements that generally provide defined benefits to employees covered by collective bargaining agreements. Absent an applicable exemption, a contributor to a multi-employer plan is liable, upon termination or withdrawal from a plan, for its proportionate share of the plan’s underfunded vested liability. Funding requirements for benefit obligations of our pension plans are subject to certain regulatory requirements and we may be required to make cash contributions which may be material to one or more of these plans to satisfy certain underfunded benefit obligations.
Our Projects Expose Us to Potential Professional Liability, Product Liability, Warranty or Other Claims.
We engineer, procure, construct and provide services (including pipe, steel, and large structures fabrication) for large industrial facilities in which system failure can be disastrous. We may also be subject to claims resulting from the subsequent operations of facilities we have installed. Under some of our contracts, we must use customer-specified metals or processes for producing or fabricating pipe for our customers. The failure of any of these metals or processes could result in warranty claims against us for significant replacement or rework costs, which could materially impact our results of operation, financial condition or cash flow.
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
Our business often involves working around and with volatile, toxic and hazardous substances and other highly-regulated pollutants, substances or wastes, for which the improper characterization, handling or disposal could constitute violations of U.S. federal, state or local laws and regulations and laws of other countries, and result in criminal and civil liabilities. Environmental laws and regulations generally impose limitations and standards for certain pollutants or waste materials and require us to obtain permits and comply with various other requirements. Governmental authorities may seek to impose fines and penalties on us, or revoke or deny issuance or renewal of operating permits for failure to comply with applicable laws and regulations. We are also exposed to potential liability for personal injury or property damage caused by any release, spill, exposure or other accident involving such pollutants, substances or wastes. Furthermore, we provide certain environmental remediation services.
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
Nuclear Operations—Risks associated with nuclear projects, due to their size, construction duration and complexity, may be increased by new and modified permit, licensing and regulatory approvals and requirements that can be even more stringent and time consuming than similar processes for conventional construction projects. We are subject to regulations from a number of entities, including the applicable U.S. regulatory bodies, such as the U.S. Nuclear Regulatory Commission, and non-U.S. regulatory bodies, such as the International Atomic Energy Agency (the “IAEA”) and the EU, which can have a substantial effect on our nuclear operations. Regulations include, among other things: (1) systems for nuclear material safeguards implemented by the IAEA and the EU, (2) global-scale agreements on nuclear safety such as the Convention on Nuclear Safety and the Joint Convention on the Safety of Spent Fuel Management and on the Safety of Radioactive Waste Management, (3) the Euratom Treaty, which has created uniform safety standards aimed at protecting the public and workers and passed rules governing the transportation of radioactive waste, and (4) additional general regulations for licensed nuclear facilities, including strict inspection procedures and regulations governing the shutdown and dismantling of nuclear facilities and the disposal of nuclear wastes. Delays in receiving necessary approvals, permits or licenses, failure to maintain sufficient compliance programs, or other problems encountered during construction (including changes to such regulatory requirements) could significantly increase our costs and have an adverse effect on our results of operations, financial position and cash flows.
We Are and Will Continue to Be Involved in Litigation Including Litigation Related to Hazardous Substances that Could Negatively Impact Our Earnings and Liquidity.
We have been and may from time to time be named as a defendant in legal actions claiming damages in connection with engineering and construction projects, technology licenses, other services we provide, and other matters. These are typically claims that arise in the normal course of business, including employment-related claims and contractual disputes or claims for personal injury or property damage which occur in connection with services performed relating to project or construction sites. Contractual disputes normally involve claims relating to the timely completion of projects, performance of equipment or technologies, design or other engineering services or project construction services provided by us. While we do not believe that any of our pending contractual, employment-related, personal injury or property damage claims and disputes will have a material effect on our future results of operations, financial position or cash flow, there can be no assurance that this will be the case.
In addition, we are from time to time involved in various litigation and other matters related to hazardous substances encountered in our business. In particular, the numerous operating hazards inherent in our business increase the risk of toxic tort litigation relating to any and all consequences arising out of human exposure to hazardous substances, including without limitation, current or past claims involving asbestos-related materials, formaldehyde, Cesium 137 (radiation), mercury and other hazardous substances, or related environmental damage. As a result, we are subject to potentially material liabilities related to personal injuries or property damages that may be caused by hazardous substance releases and exposures. The outcome of such litigation is inherently uncertain and adverse developments or outcomes can result in significant monetary damages, penalties, other sanctions or injunctive relief against us, limitations on our property rights, or regulatory interpretations that increase our operating costs. If any of these disputes result in a substantial monetary judgment against us or an adverse legal interpretation is settled on unfavorable terms, or otherwise affects our operations, it could have an adverse effect on our results of operations, financial condition or cash flow.
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
A significant number of our projects are performed or located outside the U.S., including projects in developing countries with economic conditions and political and legal systems, and associated instability risks, that are significantly different from those found in the U.S. We expect non-U.S. sales and operations to continue to contribute materially to our earnings for the foreseeable future. Non-U.S. contracts and operations expose us to risks inherent in doing business outside the U.S., including but not limited to the following:

•	unstable economic conditions in some countries in which we make capital investments, operate or provide services, including Europe, which has experienced recent economic turmoil;

•	increased costs, lower revenue and backlog and decreased liquidity resulting from a full or partial break-up of the EU or its currency, the Euro;

•	the lack of well-developed legal systems in some countries in which we make capital investments, operate, or provide services, which could make it difficult for us to enforce our rights;

•	expropriation of property;

•	restrictions on the right to receive dividends from our ventures, convert currency or repatriate funds; and

•	political upheaval and international hostilities, including risks of loss due to civil strife, acts of war, guerrilla activities, insurrections and acts of terrorism.
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
Our Employees Work on Projects That are Inherently Dangerous and a Failure to Maintain a Safe Work Site Could Result in Significant Losses.
Safety is a primary focus of our business and is critical to all of our stakeholders, including our employees, customers and shareholders, and our reputation; however, we often work on large-scale and complex projects, frequently in geographically remote locations. Our project sites can place our employees and others near large equipment, dangerous processes or highly-regulated materials, and in challenging environments. If we fail to implement appropriate safety procedures or if our procedures fail, our employees or others may suffer injuries. Often, we are responsible for safety on the project sites where we work. Many of our customers require that we meet certain safety criteria to be eligible to bid on contracts, and some of our contract fees or profits are subject to satisfying safety criteria. Unsafe work conditions also have the potential of increasing employee turnover, increasing project costs and raising our operating costs. Although we maintain functional groups whose primary purpose is to implement effective health, safety and environmental procedures throughout our company, the failure to comply with such procedures, customer contracts or applicable regulations could subject us to losses and liability.
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

Our Sale or Issuance of Additional Common Shares Could Dilute Each Shareholder’s Share Ownership.
Part of our business strategy is to expand into new markets and enhance our position in existing markets throughout the world through the strategic and opportunistic acquisition of complementary businesses. In order to successfully complete recent and future acquisitions or fund our other activities, we may issue equity securities that could dilute our earnings per share and each shareholder’s share ownership.
We Cannot Provide Assurance That We Will Be Able to Continue Paying Dividends at the Current Rate.
We have declared and paid quarterly cash dividends on our common stock; however, there can be no assurance that future dividends or distributions will be declared or paid. The payment of dividends or distributions in the future will be subject to the discretion of our shareholders (in the case of annual dividends), our Management Board and our Supervisory Board. Our Management and Supervisory Boards will periodically evaluate our ability to pay dividends in the future based upon relevant factors, which include:

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
At December 31, 2014, our goodwill balance was $4.2 billion and was distributed among our four operating groups as follows: Engineering, Construction and Maintenance - $2.7 billion, Fabrication Services - $545.4 million, Technology - $426.0 million and Environmental Solutions - $478.1 million. Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually at a reporting unit level, absent any indicators of impairment. Our Engineering, Construction and Maintenance operating group includes three reporting units (Oil & Gas, Power and Plant Services); our Fabrication Services operating group includes two reporting units (Steel Plate Structures and Fabrication and Manufacturing), and our Technology and Environmental Solutions operating groups each represent a reporting unit. We perform our annual impairment assessment during the fourth quarter of each year based upon balances as of October 1. As part of our annual impairment assessment, in the fourth quarter of 2014, we performed a quantitative assessment of goodwill for each of our reporting units. Based upon this quantitative assessment, the fair value of each of our reporting units exceeded their respective net book values, and accordingly, no impairment charge was necessary during 2014. The fair value of the Oil & Gas, Steel Plate Structures and Technology reporting units substantially exceeded their respective net book values. The fair value of the Fabrication and Manufacturing, Power, Environmental Solutions and Plant Services reporting units (all acquired in 2013) exceeded their respective net book values by approximately 41%, 20%, 15%, and 12%, respectively. If, based on future assessments, our goodwill is deemed to be impaired, the impairment would result in a charge to earnings in the year of impairment.
To determine the fair value of our reporting units and test for impairment, we utilized an income approach (discounted cash flow method) as we believe this is the most direct approach to incorporate the specific economic attributes and risk profiles of our reporting units into our valuation model. This is consistent with the methodology used to determine the fair value of our reporting units in previous years. We generally do not utilize a market approach given the lack of relevant information generated by market transactions involving comparable businesses. The discounted cash flow methodology is based, to a large extent, on assumptions about future events, which may or may not occur as anticipated, and such deviations could have a significant impact on the calculated estimated fair values of our reporting units. These assumptions include, but are not limited to, estimates of discount rates, future growth rates, and terminal values for each reporting unit.
The Critical Accounting Estimates section of Item 7 includes additional discussion regarding the estimated fair values of the Fabrication and Manufacturing, Power, Environmental Solutions and Plant Services reporting units.
At December 31, 2014, our finite-lived intangible assets were $556.5 million. We amortize our finite-lived identifiable intangible assets on a straight-line basis with lives ranging from 2 to 20 years, absent any indicators of impairment. We review finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, the estimated future cash flow associated with the asset or asset group will be compared to the asset’s carrying amount to determine if impairment exists. We noted no indicators of impairment in 2014, however, if our other intangible assets are determined to be impaired in the future, the impairment would result in a charge to earnings in the year of the impairment with a resulting decrease in our net worth.
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
In addition to the material risks listed under Item 1A "Risk Factors” above that may cause business conditions or our actual results, performance or achievements to be materially different from those expressed or implied by any forward-looking statements, the following are some, but not all, of the factors that might cause business conditions or our actual results, performance or achievements to be materially different from those expressed or implied by any forward-looking statements, or contribute to such differences: our ability to realize cost savings from our expected performance of contracts, whether as a result of improper estimates, performance, or otherwise; uncertain timing and funding of new contract awards, as well as project cancellations; cost overruns on fixed-price or similar contracts or failure to receive timely or proper payments on cost-reimbursable contracts, whether as a result of improper estimates, performance, disputes, or otherwise; risks associated with labor productivity; risks associated with percentage of completion accounting; our ability to settle or negotiate unapproved change orders and claims; changes in the costs or availability of, or delivery schedule for, equipment, components, materials, labor or subcontractors; adverse impacts from weather affecting our performance and timeliness of completion, which could lead to increased costs and affect the quality, costs or availability of, or delivery schedule for, equipment, components, materials, labor or subcontractors; operating risks, which could lead to increased costs and affect the quality, costs or availability of, or delivery schedule for, equipment, components, materials, labor or subcontractors; increased competition; fluctuating revenue resulting from a number of factors, including a decline in energy prices and the cyclical nature of the individual markets in which our customers operate; delayed or lower than expected activity in the energy and natural resource industries, demand from which is the largest component of our revenue; lower than expected growth in our primary end markets, including but not limited to LNG and energy processes; risks inherent in acquisitions and our ability to complete or obtain financing for acquisitions; our ability to integrate and successfully operate and manage acquired businesses and the risks associated with those businesses; the non-competitiveness or unavailability of, or lack of demand or loss of legal protection for, our intellectual property assets or rights; failure to keep pace with technological changes or innovation; failure of our patents or licensed technologies to perform as expected or to remain competitive, current, in demand, profitable or enforceable; adverse outcomes of pending claims or litigation or the possibility of new claims or litigation, and the potential effect of such claims or litigation on our business, financial condition, results of operations or cash flow; lack of necessary liquidity to provide bid, performance, advance payment and retention bonds, guarantees, or letters of credit securing our obligations under our bids and contracts or to finance expenditures prior to the receipt of payment for the performance of contracts; proposed and actual revisions to U.S. and non-U.S. tax laws, and interpretation of said laws, Dutch tax treaties with foreign countries and U.S. tax treaties with non-U.S. countries (including, but not limited to The Netherlands), which would seek to increase income taxes payable; political and economic conditions including, but not limited to, war, conflict or civil or economic unrest in countries in which we operate; compliance with applicable laws and regulations in any one or more of the countries in which we operate including, but not limited to, the FCPA and those concerning the environment, export controls and trade sanction programs; our inability to properly manage or hedge currency or similar risks; and a downturn, disruption, or stagnation in the economy in general.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We own or lease properties in locations throughout the world to conduct our business. We believe these facilities are adequate to meet our current and near-term requirements. The following list summarizes our principal properties by the operating group for which they are primarily utilized: Engineering, Construction and Maintenance (“ECM”), Fabrication Services (“FS”), Technology (“Tech”), Environmental Solutions ("ES"), and Corporate (“Corp”):

Location	Type of Facility	Interest	Operating Group
Brno, Czech Republic	Engineering office	Leased	ECM
Canton, Massachusetts	Operations office	Leased	ECM, ES
Charlotte, North Carolina	Operations office	Leased	ECM
Gurgaon, India	Engineering and operations office	Leased	ECM, Tech
Houston, Texas	Engineering offices	Leased	ECM
London, England	Engineering office	Leased	ECM
Moscow, Russia	Administrative and operations office	Leased	ECM, Tech
Perth, Australia	Administrative, engineering and operations office	Leased	ECM, FS
Singapore, Singapore	Administrative and engineering office	Leased	ECM
The Hague, The Netherlands (1)	Administrative, engineering and operations office	Leased	ECM, Tech, Corp
Abu Dhabi, United Arab Emirates	Operations office and fabrication facility	Owned/Leased	FS
Al Aujam, Saudi Arabia	Fabrication facility and warehouse	Owned	FS
Al-Khobar, Saudi Arabia	Administrative and engineering office	Leased	FS, ECM
Askar, Bahrain	Operations office and fabrication facility	Owned/Leased	FS
Beaumont, Texas	Fabrication facility	Owned	FS
Clearfield, Utah	Fabrication facility	Leased	FS
Clive, Iowa	Fabrication facility	Owned	FS
Dubai, United Arab Emirates	Administrative, engineering and operations office and warehouse	Leased	FS
El Dorado, Arkansas	Fabrication facility	Owned	FS
Fort Saskatchewan, Canada	Operations office, fabrication facility and warehouse	Owned	FS
Houston, Texas	Operations office, fabrication facility, warehouse and distribution facility	Owned/Leased	FS
Kwinana, Australia	Warehouse	Owned	FS, ECM
Lake Charles, Louisiana	Fabrication facility	Owned/Leased	FS
Laurens, South Carolina	Fabrication facility	Owned	FS
Matamoros, Mexico	Fabrication facility	Owned	FS
New Brunswick, New Jersey	Fabrication and distribution facility	Leased	FS
Niagara-on-the-Lake, Canada	Engineering office	Leased	FS
Plainfield, Illinois	Engineering and operations office	Leased	FS
Sattahip, Thailand	Operations office and fabrication facility	Leased	FS
Sherwood Park, Canada	Administrative and operations office	Leased	FS
Shreveport, Louisiana	Fabrication and distribution facilities	Owned	FS
The Woodlands, Texas (1)	Administrative and operations office	Owned	FS, ECM, Tech, Corp
Walker, Louisiana	Operations office, fabrication facility and warehouse	Owned	FS
Beijing, China	Administrative office	Leased	Tech
Bloomfield, New Jersey	Operations office	Leased	Tech
Ludwigshafen, Germany	Research and development office	Leased	Tech
Mannheim, Germany	Operations office	Leased	Tech
Pasadena, Texas	Research and development office and manufacturing facility	Owned	Tech
Tyler, Texas	Engineering and operations office	Owned	Tech
Alexandria, Virginia	Operations office	Leased	ES
Baton Rouge, Louisiana	Engineering and operations offices	Leased	ES, ECM, FS

Findlay, Ohio	Operations office and warehouse	Leased	ES
Greenwood Village, Colorado	Operations office	Leased	ES
Knoxville, Tennessee	Operations office	Leased	ES
Monroeville, Pennsylvania	Operations office	Leased	ES
Trenton, New Jersey	Operations office	Leased	ES

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
Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Over the past several decades and through December 31, 2014, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 5,700 plaintiffs and, of those claims, approximately 1,700 claims were pending and 4,000 have been closed through dismissals or settlements. Over the past several decades and through December 31, 2014, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount of approximately two thousand dollars per claim. We review each case on its own merits and make accruals based upon the probability of loss and our estimates of the amount of liability and related expenses, if any. While we have seen an increase in the number of recent filings, especially in one specific venue, we do not believe that the increase or any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow, and at December 31, 2014, we had approximately $5.0 million accrued for liability and related expenses. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that we may expect to recover because of the variability in coverage amounts, limitations and deductibles, or the viability of carriers, with respect to our insurance policies for the years in question.
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
We believe we are in compliance, in all material respects, with environmental laws and regulations and maintain insurance coverage to mitigate our exposure to environmental liabilities. We do not believe any environmental matters will have a material adverse effect on our future results of operations, financial position or cash flow. We do not anticipate we will incur material capital expenditures for environmental controls or for the investigation or remediation of environmental conditions during 2015 or 2016.
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock and Dividend Information—Our common stock is traded on the NYSE. At February 17, 2015, we had approximately 143 thousand shareholders, based upon individual participants in security position listings at that date. The following table presents our range of common stock prices on the NYSE and the cash dividends paid per share of common stock by quarter for the years ended December 31, 2014 and 2013:

	Range of Common Stock Prices			Dividends
	High	Low	Close	Per Share
Year Ended December 31, 2014
Fourth Quarter	$58.21	$37.37	$41.98	$0.07
Third Quarter	$70.27	$57.54	$57.85	$0.07
Second Quarter	$89.22	$64.67	$68.20	$0.07
First Quarter	$87.41	$70.76	$87.15	$0.07
Year Ended December 31, 2013
Fourth Quarter	$83.17	$67.09	$83.14	$0.05
Third Quarter	$68.09	$57.73	$67.77	$0.05
Second Quarter	$64.91	$50.41	$59.66	$0.05
First Quarter	$62.73	$46.34	$62.10	$0.05
Cash dividends are dependent upon our results of operations, financial condition, cash requirements, availability of surplus and such other factors as our Supervisory Board of Directors may deem relevant. See Item 1A for risk factors associated with our cash dividends.
Equity Compensation Plan Information—The following table summarizes information, at December 31, 2014, relating to our equity compensation plans pursuant to which options or other rights to acquire our common shares may be granted from time to time:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	750	$21.37	7,574
Equity compensation plans not approved by security holders (1)	133	$40.99	1,383
Total	883	$24.33	8,957

(1)	Associated with The Shaw 2008 Omnibus Incentive Plan that was approved by Shaw shareholders and subsequently acquired as part of the Shaw Acquisition.
Stock Repurchases—The following table summarizes the number of shares repurchased during the fourth quarter of 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)(2)
	(a)	(b)	(c)	(d)
12/1/2014 - 12/31/2014	500	$38.07	500	10,160

(1)	Table does not include shares withheld for tax purpose or forfeitures under our equity plans.

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
Item 6. Selected Financial Data
We derived the following summary financial and operating data, at and for the five years ended December 31, 2010 through 2014, from our Financial Statements, except for “Other Data.” You should read this information together with Item 7 and Item 8.

	Years Ended December 31,
	2014	2013 (1)	2012	2011	2010
	(In thousands, except per share and employee data)
Statement of Operations Data
Revenue	$12,974,930	$11,094,527	$5,485,206	$4,550,542	$3,642,318
Cost of revenue	11,508,521	9,895,517	4,786,499	3,980,306	3,150,255
Gross profit	$1,466,409	$1,199,010	$698,707	$570,236	$492,063
Selling and administrative expense	405,208	379,485	227,948	205,550	185,213
Intangibles amortization	66,506	61,111	22,613	26,302	23,690
Equity earnings	(25,225)	(23,474)	(17,931)	(16,887)	(19,464)
Other operating (income) expense, net (2)	(2,373)	1,643	(566)	74	(636)
Acquisition and integration related costs (3)	39,685	95,737	11,000	—	—
Income from operations	$982,608	$684,508	$455,643	$355,197	$303,260
Interest expense	(83,590)	(87,578)	(19,606)	(11,030)	(16,686)
Interest income	8,524	6,930	8,029	7,796	4,955
Income before taxes	$907,542	$603,860	$444,066	$351,963	$291,529
Income tax expense (4)	(271,417)	(91,270)	(127,003)	(96,765)	(79,966)
Net income	$636,125	$512,590	$317,063	$255,198	$211,563
Less: Net income attributable to noncontrolling interests	(92,518)	(58,470)	(15,408)	(166)	(7,004)
Net income attributable to CB&I	$543,607	$454,120	$301,655	$255,032	$204,559
Per Share Data
Net income attributable to CB&I per share — basic	$5.03	$4.29	$3.12	$2.60	$2.08
Net income attributable to CB&I per share — diluted	$4.98	$4.23	$3.07	$2.55	$2.04
Cash dividends per share	$0.28	$0.20	$0.20	$0.20	$—
Balance Sheet Data
Goodwill	$4,195,231	$4,226,468	$926,711	$926,393	$938,855
Total assets	$9,381,031	$9,389,593	$4,329,675	$3,279,349	$2,909,534
Long-term debt	$1,564,158	$1,625,000	$800,000	$—	$40,000
Total shareholders’ equity	$2,876,303	$2,507,438	$1,396,310	$1,196,430	$1,083,845
Other Financial Data
Income from operations percentage	7.6%	6.2%	8.3%	7.8%	8.3%
Depreciation and amortization	$181,398	$180,026	$66,421	$70,184	$72,885
Capital expenditures	$117,624	$90,492	$72,279	$40,945	$24,089
Other Data
New awards (5)	$16,265,273	$12,252,970	$7,305,970	$6,807,715	$3,361,127
Backlog (5)	$30,363,269	$27,794,212	$10,928,818	$8,968,206	$6,906,633
Number of employees:
Salaried	22,900	21,400	9,400	9,600	6,600
Hourly and craft	31,500	34,500	17,400	8,600	6,000

(1)
Results for 2013 include the impact of the Shaw Acquisition from the Acquisition Closing Date. See Results of Operations within Item 7 for further discussion and quantification of the impact of the Acquisition.

(2)	Other operating expense (income), net, generally represents losses (gains) associated with the sale or disposition of property and equipment.

(3)
For 2014 and 2013, integration related costs primarily related to facility consolidations, including the associated accrued future lease costs for vacated facilities and unutilized capacity, personnel relocation and severance related costs, and systems integration costs. For 2013 and 2012, acquisition related costs primarily related to transaction costs, professional fees, and change-in-control and severance related costs associated with the Shaw Acquisition.

(4)	Income tax expense for 2013 included a benefit of $62.8 million resulting from the reversal of a valuation allowance associated with our United Kingdom ("U.K.") net operating loss deferred tax asset.

(5)
New awards represent the value of new project commitments received during a given period, as well as scope growth on existing commitments. These commitments are included in backlog until work is performed and revenue is recognized, or until cancellation. Backlog may also fluctuate with currency movements.

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
OVERVIEW
General—We provide a wide range of services including conceptual design, technology, engineering, procurement, fabrication, modularization, construction, commissioning, maintenance, program management and environmental services to customers in the energy infrastructure market throughout the world, and are a provider of diversified government services. Our reporting segments are comprised of our four operating groups: Engineering, Construction and Maintenance; Fabrication Services; Technology; and Environmental Solutions (formerly Government Solutions). Our 2013 results include the impact of the acquired Shaw operations from the Acquisition Closing Date, while 2014 includes a full twelve months of associated results (hereafter referred to as the “full year impact of the acquired Shaw operations”). Additionally, for 2013, new awards of $202.2 million, revenue of $441.2 million, and income from operations of $21.6 million for a large EPC project in the U.S. that was previously reported within our Environmental Solutions operating group were reclassified to our Engineering, Construction and Maintenance operating group to conform to its classification in 2014, reflecting the present management oversight for the project.
We continue to be broadly diversified across the global energy infrastructure market. Our geographic diversity is illustrated by approximately 50% of our 2014 revenue coming from projects outside the U.S. and approximately 20% of our December 31, 2014 backlog of $30.4 billion, being comprised of projects outside the U.S. The geographic mix of our revenue will evolve consistent with changes in our backlog mix, as well as shifts in future global energy demand. Our diversity in energy infrastructure end-markets ranges from upstream activities such as offshore oil and gas and onshore oil sands projects, to downstream activities such as gas processing, LNG, refining, and petrochemicals, to fossil and nuclear-based power plants. Planned investments across the natural gas value chain, including LNG and petrochemicals, remain strong, and we anticipate additional benefits from continued investments in U.S. shale gas. Global investments in power and petrochemical facilities are expected to continue, as are investments in various types of facilities which require storage structures and pre-fabricated pipe.
Our long-term contracts are awarded on a competitively bid and negotiated basis using a range of contracting options, including cost-reimbursable, fixed-price and hybrid, which has both cost-reimbursable and fixed-price characteristics. Under cost-reimbursable contracts, we generally perform our services in exchange for a price that consists of reimbursement of all customer-approved costs and a profit component, which is typically a fixed rate per hour, an overall fixed fee or a percentage of total reimbursable costs. Under fixed-price contracts, we perform our services and execute our projects at an established price. The timing of our revenue recognition may be impacted by the contracting structure of our contracts. Cost-reimbursable contracts, and hybrid contracts with a more significant cost-reimbursable component, generally provide our customers with greater influence over the timing of when we perform our work, and accordingly, such contracts often result in less predictability with respect to the timing of our revenue. Fixed-price contracts, and hybrid contracts with a more significant fixed-price component, tend to provide us with greater control over project schedule and the timing of when work is performed and costs are incurred, and accordingly, when revenue is recognized. Our shorter-term contracts and services are generally provided on a cost-reimbursable, fixed-price or unit price basis. Our December 31, 2014 backlog distribution by contracting type is described below within our operating group discussion. We anticipate that approximately 35% to 40% of our consolidated backlog will be recognized during 2015.

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
Engineering, Construction and Maintenance—Our Engineering, Construction and Maintenance operating group provides EPC services for major energy infrastructure facilities, as well as comprehensive and integrated maintenance services.
Backlog for our Engineering, Construction and Maintenance operating group comprised approximately $25.0 billion (82%) of our consolidated December 31, 2014 backlog. The backlog composition by end market was approximately 50% power, 30% LNG, 5% refining, 5% gas processing, and 10% petrochemical, oil sands and other end markets. Our power backlog was primarily concentrated in the U.S. and we anticipate that our significant future opportunities will be derived from both China and North America. Our LNG backlog was primarily concentrated in the Asia Pacific and North American regions and we anticipate significant opportunities will continue to be derived from these regions in addition to Africa. The majority of our refining-related backlog was derived from South America and we anticipate that our future opportunities will be derived from the Middle East, South America, Russia, and the Asia Pacific region. Our gas processing projects were primarily concentrated in the U.S. and the Asia Pacific region, where we anticipate continued strength. Our December 31, 2014 backlog distribution for this operating group by contracting type was approximately 70% fixed-price and hybrid and 30% cost-reimbursable.
Fabrication Services—Our Fabrication Services operating group provides fabrication of piping systems, process and nuclear modules; fabrication and erection of steel plate structures; and manufacturing and distribution of pipe and fittings for the oil and gas, petrochemicals, water and wastewater, mining, mineral processing and power generation industries.
Backlog for our Fabrication Services operating group comprised approximately $2.2 billion (8%) of our consolidated December 31, 2014 backlog. The backlog composition by end market was approximately 40% petrochemical, 25% LNG (including low temp and cryogenic), 20% power, 5% gas processing and 10% other end markets. Our December 31, 2014 backlog distribution for this operating group by contracting type was approximately 95% fixed-price, hybrid, or unit-based, with the remainder being cost-reimbursable.
Technology—Our Technology operating group provides licensed process technologies, catalysts, and engineered products (including heat transfer and proprietary equipment, and engineering, procurement and fabrication for certain process technologies) for use in petrochemical facilities, oil refineries and gas processing plants, and offers process planning and project development services and a comprehensive program of aftermarket support. Technology also has our 50% owned unconsolidated CLG joint venture, that provides licensed technologies, engineering services and catalyst, primarily for the refining industry.
Backlog for our Technology operating group comprised approximately $1.2 billion (4%) of our consolidated December 31, 2014 backlog and was primarily comprised of fixed-price contracts. Technology’s backlog excludes contracts related to our unconsolidated CLG joint venture, for which income is recognized as equity earnings.
Environmental Solutions—Our Environmental Solutions operating group provides full-scale environmental services for government and private sector customers, including remediation and restoration of contaminated sites, site preparation work, emergency response and disaster recovery, and also leads large, high-profile programs and projects, including design-build infrastructure projects, for federal, state and local governments.
Backlog for our Environmental Solutions operating group comprised approximately $1.9 billion (6%) of our consolidated December 31, 2014 backlog. The backlog composition by end market was approximately 30% EPC, 30% remediation and restoration, 25% program and project management and 15% environmental consulting and engineering, and was primarily concentrated in the U.S. Our December 31, 2014 backlog distribution for this operating group by contracting type was approximately 50% fixed-price and hybrid and 50% cost-reimbursable.

RESULTS OF OPERATIONS
Our new awards, revenue and income from operations by reporting segment were as follows:

	Years Ended December 31,
	(In thousands)
	2014	% of Total	2013	% of Total	2012	% of Total
New Awards
Engineering, Construction and Maintenance	$12,322,827	76%	$8,131,206	66%	$5,115,271	70%
Fabrication Services	1,816,021	11%	2,681,886	22%	1,463,978	20%
Technology	993,569	6%	633,690	5%	726,721	10%
Environmental Solutions	1,132,856	7%	806,188	7%	—	—%
Total new awards	$16,265,273		$12,252,970		$7,305,970

	2014	% of Total	2013	% of Total	2012	% of Total
Revenue
Engineering, Construction and Maintenance	$9,001,982	69%	$7,165,739	65%	$3,305,377	60%
Fabrication Services	2,521,594	19%	2,575,597	23%	1,692,533	31%
Technology	602,513	5%	599,195	5%	487,296	9%
Environmental Solutions	848,841	7%	753,996	7%	—	—%
Total revenue	$12,974,930		$11,094,527		$5,485,206

	2014	% of Revenue	2013	% of Revenue	2012	% of Revenue
Income From Operations
Engineering, Construction and Maintenance	$560,563	6.2%	$350,525	4.9%	$168,467	5.1%
Fabrication Services	234,884	9.3%	259,750	10.1%	170,780	10.1%
Technology	187,385	31.1%	156,835	26.2%	127,396	26.1%
Environmental Solutions	39,461	4.6%	13,135	1.7%	—	—%
Total operating groups	1,022,293	7.9%	780,245	7.0%	466,643	8.5%
Acquisition and integration related costs	(39,685)		(95,737)		(11,000)
Total income from operations	$982,608	7.6%	$684,508	6.2%	$455,643	8.3%
2014 Versus 2013
Consolidated Results
New Awards/Backlog—New awards represent the value of new contract commitments received during a given period, as well as scope growth on existing commitments, and are included in backlog until work is performed and revenue is recognized, or until cancellation. Our new awards may vary significantly each reporting period based upon the timing of our major new contract commitments. New awards were $16.3 billion for 2014, compared with $12.3 billion for 2013. Significant new awards for 2014 (all within our Engineering, Construction and Maintenance operating group) included:

•	our proportionate share of a $6.2 billion LNG export facility in the U.S (approximately $3.1 billion) that we are executing through a joint venture arrangement,

•
work scopes we will perform (approximately $900.0 million, combined) for our two U.S. LNG export facility projects that we are executing through our proportionately consolidated joint venture arrangements,

•
scope increases for our large nuclear and mixed oxide fuel fabrication facility projects in the U.S., and cost-reimbursable refinery project in Colombia and LNG mechanical erection project in the Asia Pacific region

(approximately $3.0 billion, combined, including contractual entitlements, unapproved change orders and claims discussed further in Note 17 within Item 8),

•	two combined cycle gas turbine power projects in the U.S. (approximately $850.0 million, combined), and

•	nuclear power plant services in the U.S. (approximately $800.0 million).
Significant new awards for 2013 included our proportionate share of a $5.0 billion LNG export facility in the U.S. (approximately $2.5 billion) that we are executing through a joint venture arrangement, scope increases on our refinery project in Colombia and LNG mechanical erection project in the Asia Pacific region (approximately $2.2 billion, combined), an ethane cracker in the U.S. (approximately $1.0 billion) and extended commitments on existing nuclear maintenance contracts (approximately $770.0 million), all within our Engineering, Construction and Maintenance operating group. See Operating Group Results below for further discussion.
Backlog at December 31, 2014 was approximately $30.4 billion, compared to $27.8 billion at December 31, 2013, with the increase reflecting the impact of new awards exceeding revenue by $3.3 billion, partly offset by other adjustments, primarily related to foreign currency fluctuations associated with the strengthening of the U.S. Dollar against the Australian Dollar, Colombian Peso and Euro. While currency fluctuations can cause significant variations in our reported backlog, such fluctuations generally do not have a significant impact on our operating results.
Certain contracts within our Environmental Solutions and Engineering, Construction and Maintenance operating groups are dependent upon funding from the U.S. government, where funds are appropriated on a year-by-year basis, while contract performance may take more than one year. Approximately $985.0 million of our backlog at December 31, 2014 for these operating groups was for contractual commitments that are subject to future funding decisions.
Revenue—Revenue for 2014 was $13.0 billion, representing a $1.9 billion increase (17%) from 2013. The increase was primarily due to progress on our large U.S. nuclear projects in Georgia and South Carolina and net increases on our large cost-reimbursable projects in the Asia Pacific region and Colombia, all within our Engineering, Construction and Maintenance operating group. Our 2014 results also benefited from the full year impact of the acquired Shaw operations. For 2014 and 2013, revenue from our aforementioned LNG mechanical erection project in the Asia Pacific region, combined with our LNG tank project for the same customer within our Fabrication Services operating group, totaled $2.0 billion (approximately 15% of our total 2014 revenue) and $1.2 billion (approximately 11% of our total 2013 revenue), respectively. See Operating Group Results below for further discussion.
Gross Profit—Our gross profit was $1.5 billion (11.3% of revenue) for 2014, compared with $1.2 billion (10.8% of revenue) for 2013. The increases in absolute dollars and as a percentage of revenue were primarily attributable to the impact of our higher revenue volume, higher margin backlog, integration savings and leverage of operating costs. This benefit for 2014 was partially offset by a temporary underutilization of fabrication capacity within our Fabrication Services operating group in the first half of 2014.
Selling and Administrative Expense—Selling and administrative expense was $405.2 million (3.1% of revenue) for 2014, compared with $379.5 million (3.4% of revenue) for 2013. The absolute dollar increase was primarily attributable to the full year impact of the acquired Shaw operations, higher incentive plan costs and inflationary increases, partly offset by integration savings. The decrease as a percentage of revenue was primarily due to the leverage of our global resources.
Intangibles Amortization—Intangibles amortization was $66.5 million for 2014, compared with $61.1 million for 2013. The increase for 2014 was primarily due to the full year impact of the acquired Shaw operations.
Equity Earnings—Equity earnings were $25.2 million for 2014, compared with $23.5 million for 2013. The increase for 2014 was primarily due to higher earnings from our unconsolidated CLG joint venture.
Acquisition and Integration Related Costs—Integration related costs were $39.7 million for 2014, compared to acquisition and integration related costs of $95.7 million for 2013. For 2014 and 2013, integration related costs primarily related to facility consolidations, including the associated accrued future lease costs for vacated facilities and unutilized capacity, personnel relocation and severance related costs, and systems integration costs. For 2013, acquisition related costs primarily related to transaction costs, professional fees, change-in-control and severance related costs associated with the Shaw Acquisition.
Income from Operations—Income from operations was $982.6 million (7.6% of revenue) for 2014, compared with $684.5 million (6.2% of revenue) for 2013. The increases in absolute dollars and as a percentage of revenue for 2014 were primarily attributable to the reasons noted above. See Operating Group Results below for further discussion.
Interest Expense and Interest Income—Interest expense was $83.6 million for 2014, compared with $87.6 million for 2013. Both 2014 and 2013 included a full year of financing costs associated with the Shaw Acquisition due to the timing of obtaining our initial funding requirements. The decrease in interest expense for 2014 was primarily due to incremental interest and fees in 2013 related to financing commitments associated with the Shaw Acquisition (approximately $7.2 million) and the benefit of lower outstanding long-term debt in 2014, partly offset by increased average revolving credit facility and other borrowings in 2014. Interest income was $8.5 million for 2014, compared with $6.9 million for 2013.
Income Tax Expense—Income tax expense for 2014 was $271.4 million (29.9% of pre-tax income), compared with $91.3 million (15.1% of pre-tax income) for 2013. Our 2014 rate benefited from earnings represented by noncontrolling interests (approximately 2.5%). Our 2013 rate primarily benefited from the reversal of valuation allowance of $62.8 million associated with our U.K. net operating loss deferred tax assets (approximately 10.0%), as more fully described in Note 16 within Item 8. Our 2013 rate also benefited from available tax credits (approximately 5.0%) and earnings represented by noncontrolling interests (approximately 2.0%). In addition to the aforementioned, our 2014 rate increased due to a greater proportion of our pre-tax income being earned in higher tax rate jurisdictions, primarily the U.S. (approximately 2.0%). Our rate may experience fluctuations due primarily to changes in the geographic distribution of our pre-tax income. For 2015, we anticipate increased activity in higher tax rate jurisdictions, primarily the U.S.
Net Income Attributable to Noncontrolling Interests—Noncontrolling interests are primarily associated with our large LNG mechanical erection and gas processing projects in the Asia Pacific region and certain operations in the U.S. and Middle East. Net income attributable to noncontrolling interests was $92.5 million for 2014, compared with $58.5 million for 2013. The change compared to 2013 was commensurate with the level of applicable operating results for the aforementioned projects and operations.
Operating Group Results
Engineering, Construction and Maintenance
New Awards—New awards were $12.3 billion for 2014, compared with $8.1 billion for 2013. Significant new awards for 2014 included:

•	our proportionate share of a $6.2 billion LNG export facility in the U.S. (approximately $3.1 billion) that we are executing through a joint venture arrangement,

•
work scopes we will perform (approximately $900.0 million, combined) for our two U.S. LNG export facility projects that we are executing through our proportionately consolidated joint venture arrangements,

•
scope increases for our large nuclear and mixed oxide fuel fabrication facility projects in the U.S., and cost-reimbursable refinery project in Colombia and LNG mechanical erection project in the Asia Pacific region (approximately $3.0 billion, combined, including contractual entitlements, unapproved change orders and claims discussed further in Note 17 within Item 8),

•	two combined cycle gas turbine power projects in the U.S. (approximately $850.0 million, combined),

•	nuclear power plant services in the U.S. (approximately $800.0 million),

•	structural, mechanical and piping construction work for an LNG project in the Asia Pacific region (approximately $625.0 million),

•	engineering and procurement for a clean fuels project in the Middle East (approximately $370.0 million), and

•	nuclear and petrochemical facility maintenance work in the U.S. (approximately $210.0 million, combined).
Other significant awards for 2014 included nuclear facility modification work in the U.S. (approximately $120.0 million), a chemical plant services project in the U.S. (approximately $110.0 million), fossil power facility maintenance and modification work in the U.S. (approximately $100.0 million), a hydrocracker services project in Europe (approximately $90.0 million), a refinery maintenance and industrial services project in the U.S. (approximately $65.0 million) and a demonstration plant for our NET Power venture.
Significant new awards for 2013 included our proportionate share of a $5.0 billion LNG export facility in the U.S. (approximately $2.5 billion) that we are executing through a joint venture arrangement, scope increases on our refinery project in Colombia and our LNG mechanical erection project in the Asia Pacific region (approximately $2.2 billion, combined), an ethane cracker in the U.S. (approximately $1.0 billion), extended commitments on existing nuclear maintenance contracts (approximately $770.0 million), scope increases on our mixed oxide fuel fabrication facility project in the U.S. (approximately $200.0 million), engineering services for an offshore platform in the Norwegian Sea (approximately $180.0 million), and a chemical plant expansion project in the U.S. (approximately $100.0 million).
Revenue—Revenue was $9.0 billion for 2014, representing an increase of $1.8 billion (26%) compared with 2013. Our 2014 results primarily benefited from net increased revenue on our large U.S. nuclear projects (approximately $825.0 million) and large cost-reimbursable LNG mechanical erection and gas processing projects in the Asia Pacific region and refinery project in Colombia (approximately $565.0 million, combined), increased plant maintenance revenue in the U.S.

(approximately $430.0 million), and the full year impact of the acquired Shaw operations (approximately $65.0 million, excluding the aforementioned nuclear projects and plant maintenance revenue). Approximately $3.1 billion of the operating group's 2014 revenue was from our large cost-reimbursable projects, compared with $2.5 billion for 2013. Approximately $1.7 billion of the operating group's 2014 revenue was attributable to our large U.S. nuclear projects, compared with approximately $870.0 million for 2013.
Income from Operations—Income from operations for 2014 was $560.6 million (6.2% of revenue), compared with $350.5 million (4.9% of revenue) for 2013. Our 2014 results benefited from higher revenue volume, a higher margin mix on our large cost reimbursable projects (approximately $38.0 million), integration savings and leverage of operating costs, and a higher margin mix on the remaining portion of our backlog. Our 2013 results benefited from savings on a project in South America (approximately $19.0 million) and various projects in Europe (approximately $35.0 million), partially offset by cost increases on two projects in the U.S. and Canada (approximately $59.0 million). The net impact of project savings and cost increases, including the U.S. nuclear projects described below, was not significant for 2014 or 2013.
During 2014, we experienced increases in forecast cost on our two U.S. nuclear projects related primarily to extensions of schedule resulting from regulatory and design changes. Project price for the nuclear projects was increased by a comparable amount based on our contractual entitlements, which provide for our customers and consortium partner to reimburse us for such costs. The aforementioned did not result in a significant net change in estimated margins on the projects; however, the percent complete dilutive effect of the changes was a reduction to our 2014 income from operations of approximately $34.0 million. In addition, during 2014 we experienced increases in forecast cost on our South Carolina nuclear project resulting from regulatory and design changes, and increased project price by approximately $373.0 million for unapproved change orders and claims related to these and previous forecast cost increases. This resulted in a benefit to our 2014 income from operations of approximately $24.0 million. The net impact of the aforementioned changes on the nuclear projects was a reduction to our 2014 income from operations of approximately $10.0 million. See Note 17 of Item 8 for further discussion of our contractual entitlements, unapproved change orders and claims.
Fabrication Services
New Awards—New awards were $1.8 billion for 2014, compared with $2.7 billion for 2013. Significant new awards for 2014 included work scopes we will perform for one of the aforementioned U.S. LNG export facility projects we are executing through a proportionately consolidated joint venture (approximately $140.0 million), pipe fabrication for a propane dehydrogenation unit in the U.S. (approximately $100.0 million), petroleum storage tank projects in the Middle East (approximately $90.0 million) and the U.S. (approximately $49.0 million), storage spheres in the Middle East (approximately $60.0 million), an ammonia storage tank project in the U.S. (approximately $40.0 million) and various other storage tank and pipe fabrication awards throughout the world. Significant new awards for 2013 included a turnkey propane terminal and de-ethanizer facility in the U.S. (approximately $400.0 million), LNG storage tanks and facilities for two projects in the Asia Pacific region (approximately $260.0 million, combined), crude oil storage tanks in Saudi Arabia (approximately $70.0 million), a bitumen storage facility in Canada (approximately $55.0 million), scope increases on an existing LNG tank project in the Asia Pacific region (approximately $50.0 million), a propane and butane storage award in the U.S. (approximately $50.0 million) and various pipe fabrication awards for projects primarily in the U.S.
Revenue—Revenue was $2.5 billion for 2014, compared with $2.6 billion for 2013. Our 2014 results benefited from the full year impact of the acquired Shaw operations (approximately $85.0 million) and increased storage tank work in the U.S. (approximately $80.0 million), offset by lower storage tank work in the Asia Pacific region (approximately $155.0 million) and the Middle East (approximately $80.0 million).
Income from Operations—Income from operations for 2014 was $234.9 million (9.3% of revenue), compared with $259.8 million (10.1% of revenue) for 2013. Our 2014 results were primarily impacted by lower revenue volume, a temporary underutilization of our pipe fabrication capacity due to customer delays (approximately $28.0 million) in the first half of 2014, and cost increases on a pipe fabrication project (approximately $24.0 million) sold in 2010 that was on hold until 2014, offset by savings on a project in the Asia Pacific region and a higher margin mix on the remaining portion of our backlog. Our 2013 results benefited from savings on projects in the Asia Pacific region (approximately $30.0 million), the Caribbean and North America, partly offset by cost increases on various projects in the Middle East (approximately $40.0 million). The net impact of project savings and cost increases was not significant for 2014 or 2013.
Technology
New Awards—New awards were $993.6 million for 2014, compared with $633.7 million for 2013. Significant new awards for 2014 included engineered products (ethylene heaters) in Malaysia and Turkmenistan (approximately $270.0 million, combined), engineered products for a refinery in the Middle East (approximately $50.0 million) and gas processing facilities in Africa and the U.S., EPC services for a hydrogen facility in the U.S. (approximately $40.0 million), CATOFIN propane dehydrogenation and olefins licensing in China, grassroots ethylene licensing in the Middle East, and refining licensing in

India. Our unconsolidated CLG joint venture also recorded significant new awards during 2014, including a technology licensing award for a hydroprocessing facility in the Middle East (approximately $100.0 million).
Revenue—Revenue was $602.5 million for 2014, representing an increase of $3.3 million (1%) compared with 2013. Our 2014 results benefited from higher engineered products activity, partly offset by reduced licensing and catalyst activity.
Income from Operations—Income from operations for 2014 was $187.4 million (31.1% of revenue), compared with $156.8 million (26.2% of revenue) for 2013. The increases in both absolute dollars and as a percentage of revenue were primarily attributable to a higher margin mix of work for each of our licensing, engineered products and catalyst activities.
Environmental Solutions
New Awards—New awards were $1.1 billion for 2014, compared with $806.2 million for 2013. Significant new awards for 2014 included the extension of an environmental remediation services project in the U.S. (approximately $150.0 million), an earthworks and soil stabilization project in the U.S. (approximately $100.0 million), environmental monitoring services in the U.S. (approximately $60.0 million), a support services project for the U.S. EPA, oversight of decommissioning and demolition at a DOE facility, scope increases on base operations support contracts, and increased environmental remediation work at DOD facilities. Significant new awards for 2013 included an environmental remediation services project in the U.S. (approximately $160.0 million), a decommissioning and demolition project in the U.S. (approximately $155.0 million), and a gas to energy project in the U.S. (approximately $95.0 million).
Revenue—Revenue was $848.8 million for 2014, representing an increase of $94.8 million (13%) compared with 2013. Our 2014 revenue primarily benefited from the full year impact of the acquired Shaw operations.
Income from Operations—Income from operations for 2014 was $39.5 million (4.6% of revenue), compared with $13.1 million (1.7% of revenue) for 2013. The increases in absolute dollars and as a percentage of revenue were primarily due to 2014 benefiting from cost reduction initiatives implemented over the past year, a higher margin mix of work and favorable settlements on completed projects. Our 2014 results continued to be impacted by sequestration with respect to U.S. Federal government funding and prioritization.
2013 Versus 2012
Consolidated Results
New Awards/Backlog—New awards were $12.3 billion for 2013, compared with $7.3 billion for 2012. Significant new awards for 2013 included awards from the acquired Shaw operations (approximately $3.0 billion), primarily within our Engineering, Construction and Maintenance and Environmental Solutions operating groups, as well as our proportionate share of a $5.0 billion LNG export facility project in the U.S. (approximately $2.5 billion) that we are executing through a joint venture arrangement, scope increases on our cost-reimbursable refinery project in Colombia and LNG mechanical erection project in the Asia Pacific region (approximately $2.2 billion, combined) and an ethane cracker in the U.S. (approximately $1.0 billion), also within our Engineering, Construction and Maintenance operating group. Significant new awards for 2012 included scope increases for our refinery project in Colombia and LNG mechanical erection project in the Asia Pacific region (approximately $1.8 billion, combined) and EPC services and module fabrication for our oil sands expansion project in Canada (approximately $1.2 billion, combined), all within our Engineering, Construction and Maintenance operating group. See Operating Group Results for further discussion.
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
Revenue—Revenue for 2013 was $11.1 billion, representing a $5.6 billion increase (102%) compared with 2012. Approximately $4.0 billion of the increase was attributable to the impact of the Shaw Acquisition, primarily within our Engineering, Construction and Maintenance and Environmental Solutions operating groups. The remaining increases were primarily due to increased construction activities on our large cost-reimbursable LNG mechanical erection and gas processing projects in the Asia Pacific region and refinery project in Colombia (approximately $800.0 million combined), within our Engineering, Construction and Maintenance operating group. For 2013, revenue from our aforementioned LNG mechanical erection project, combined with our LNG tank project for the same customer within our Fabrication Services operating group, totaled $1.2 billion (approximately 11% of our total revenue). For 2012, revenue for our Colombian refinery project within our Engineering, Construction and Maintenance operating group was approximately $915.0 million (approximately 17% of our total revenue). See Operating Group Results below for further discussion.
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
Acquisition and Integration Related Costs—Acquisition and integration related costs were $95.7 million for 2013, compared with acquisition related costs of $11.0 million for 2012. For 2013, integration related costs primarily related to facility consolidations, including the associated accrued future lease costs for vacated facilities and unutilized capacity, and personnel relocation costs. For 2013 and 2012, acquisition related costs primarily included transaction costs, professional fees, and change-in-control and severance related costs associated with the Shaw Acquisition.
Income from Operations—Income from operations was $684.5 million (6.2% of revenue) for 2013, compared with $455.6 million (8.3% of revenue) for 2012. The increase in absolute value and decrease as a percentage of revenue was due to the reasons noted above. See Operating Group Results below for further discussion.
Interest Expense and Interest Income—Interest expense was $87.6 million for 2013, compared with $19.6 million for 2012. Our 2013 results were impacted by interest and fees related to financing commitments associated with the Shaw Acquisition (approximately $78.2 million). Approximately $10.5 million of our 2013 interest expense was related to one-time commitments satisfied during the first quarter and interest and fees incurred prior to the Acquisition Closing Date. Interest income was $6.9 million for 2013, compared with $8.0 million for 2012.
Income Tax Expense—Income tax expense was $91.3 million (15.1% of pre-tax income) for 2013, compared with $127.0 million (28.6% of pre-tax income) for 2012. Our 2013 rate primarily benefited from the reversal of valuation allowance of $62.8 million associated with our U.K. NOL DTAs (an approximate 10.0% tax rate benefit), as more fully described in Note 16 within Item 8. Our 2013 rate also benefited from an increase in available tax credits (approximately 5.0%) and a greater portion of our earnings being represented by noncontrolling interests (approximately 2.0%), partly offset by a greater portion of our income being earned in the U.S. and in higher tax rate jurisdictions outside of the U.S. (approximately 3.0%).
Net Income Attributable to Noncontrolling Interests—Noncontrolling interests were primarily associated with our large LNG mechanical erection and gas processing projects in the Asia Pacific region and certain operations in the U.S. and Middle East. Net income attributable to noncontrolling interests was $58.5 million for 2013, compared with $15.4 million for 2012. The change compared to 2012 was commensurate with the level of applicable operating results for the aforementioned projects and operations, including the impact of those associated with the Shaw Acquisition (approximately $16.6 million).
Operating Group Results
Engineering, Construction and Maintenance
New Awards—New awards were $8.1 billion for 2013, compared with $5.1 billion for 2012. In addition to the impact of the acquired Power operations ($1.6 billion), which included extended commitments on existing nuclear maintenance contracts (approximately $770.0 million), scope increases on a mixed oxide fuel fabrication facility project (approximately $200.0 million) and a chemical plant expansion project in the U.S. (approximately $100.0 million), significant new awards for 2013 included our proportionate share of a $5.0 billion LNG export facility project in the U.S. (approximately $2.5 billion) that we are executing through a joint venture arrangement, scope increases on our refinery project in Colombia and our LNG mechanical erection project in the Asia Pacific region (approximately $2.2 billion, combined), an ethane cracker in the U.S. (approximately $1.0 billion), and engineering services for an offshore platform in the Norwegian Sea (approximately $180.0 million). Significant new awards for 2012 included EPC services and module fabrication for an oil sands expansion project in Canada (approximately $1.2 billion, combined), scope increases on our LNG mechanical erection project in the Asia Pacific Region (approximately $1.0 billion), refinery project in Colombia (approximately $750.0 million) and gas processing project in the Asia Pacific region (approximately $190.0 million), a gas conditioning plant in the Asia Pacific region (approximately $550.0 million), a petrochemical project in the U.S. (approximately $300.0 million), engineering services for an offshore platform in the U.K. (approximately $250.0 million), a gas processing project in Europe (approximately $175.0 million), an offshore engineering project and butadiene extraction plant project in Europe (approximately $140.0 million, combined) and front-end engineering and design services for an ethylene plant in Russia (approximately $40.0 million).
Revenue—Revenue was $7.2 billion for 2013, representing an increase of $3.9 billion (117%) compared with 2012. Our 2013 results benefited from the impact of the acquired Power operations ($2.7 billion), increased construction activities on our large cost-reimbursable LNG mechanical erection and gas processing projects in the Asia Pacific region and refinery project in Colombia (approximately $800.0 million, combined) and increased progress on various projects in Europe and our oil sands projects in Canada. Revenue attributable to the aforementioned cost-reimbursable projects totaled approximately $2.5 billion of the operating group's 2013 revenue, compared with $1.7 billion for 2012. Approximately $870.0 million of the operating group's 2013 revenue was attributable to our large U.S. nuclear projects.
Income from Operations—Income from operations for 2013 was $350.5 million (4.9% of revenue), compared with $168.5 million (5.1% of revenue) for 2012. Our 2013 results included $99.8 million of income from operations related to the acquired Power operations (3.7% of associated revenue), net of $20.1 million of associated intangible amortization expense. Our remaining results were $250.7 million (5.6% of revenue) for 2013, compared with $168.5 million (5.1% of revenue) for 2012. Our increase over the prior year (excluding the acquired Power operations) was partly attributable to our large cost-reimbursable projects, which contributed incremental income from operations (approximately $45.0 million) on higher revenue volume, net of the dilutive effect of scope growth at lower margin levels. Our 2013 results also benefited from increased revenue volume on our remaining projects, and associated overall leverage of our operating costs, savings on a project in South America that was completed in 2013 (approximately $19.0 million) and various projects in Europe (approximately $35.0 million), partially offset by cost increases on two projects in the U.S. and Canada (approximately $59.0 million) and higher precontract costs (approximately $8.0 million). Our 2012 results were primarily impacted by cost increases on a project in Canada (approximately $37.0 million), partly offset by project savings on two projects in Europe (approximately $12.0 million).
Fabrication Services
New Awards—New awards were $2.7 billion for 2013, compared with $1.5 billion for 2012. In addition to the impact of the acquired Fabrication and Manufacturing operations ($529.7 million), which included various pipe fabrication awards for projects primarily in the the U.S., significant new awards for 2013 included a turnkey propane terminal and de-ethanizer facility in the U.S. (approximately $400.0 million), LNG storage tanks and facilities for two projects in the Asia Pacific region (approximately $260.0 million, combined), crude oil storage tanks in Saudi Arabia (approximately $70.0 million), a bitumen storage facility in Canada (approximately $55.0 million), scope increases on an existing LNG tank project in the Asia Pacific region (approximately $50.0 million) and a propane and butane storage project in the U.S. (approximately $50.0 million). New awards for 2012 included a gas storage facility project in the Asia Pacific region (approximately $225.0 million), a petrochemical storage facility in the Middle East (approximately $110.0 million), petroleum storage tank work in the U.S. (approximately $60.0 million) and Canada (approximately $55.0 million), oil sands-related work in Canada (approximately $50.0 million), and various standard storage tank awards throughout the world.
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

Revenue—Revenue was $599.2 million for 2013, representing an increase of $111.9 million (23%) compared with 2012. The increase for 2013 was primarily due to a greater volume of licensing and engineered products revenue due to a higher opening backlog entering 2013 versus 2012.
Income from Operations—Income from operations for 2013 was $156.8 million (26.2% of revenue), compared with $127.4 million (26.1% of revenue) for 2012. Our 2013 results benefited from increased revenue volume and increased equity earnings ($7.1 million), partly offset by the prior year realizing higher margins on our licensing and engineered products activity.
Environmental Solutions
New Awards/Revenue/Income From Operations—For 2013, new awards were $806.2 million, revenue was $754.0 million and income from operations was $13.1 million (1.7% of revenue). Significant new awards for 2013 included an environmental remediation services project (approximately $160.0 million), a decommissioning and demolition project (approximately $155.0 million) and a gas to energy project (approximately $95.0 million), all in the U.S. Results for 2013 were impacted by ongoing uncertainty with respect to U.S. Federal government funding and prioritization.
LIQUIDITY AND CAPITAL RESOURCES
General
Cash and Cash Equivalents—At December 31, 2014, our cash and cash equivalents were $351.3 million, and were maintained in local accounts throughout the world, substantially all of which were maintained outside The Netherlands, our country of domicile. With the exception of $191.5 million of cash and cash equivalents within our variable interest entities ("VIEs") associated with our partnering arrangements, which is generally only available for use in our operating activities when distributed to the partners, we are not aware of any material restrictions on our cash and cash equivalents.
With respect to tax consequences associated with repatriating our foreign earnings, distributions from our EU subsidiaries to their Netherlands parent companies are not subject to taxation. Further, for our non-EU companies and their subsidiaries and our U.S. companies, to the extent taxes apply, the amount of permanently reinvested earnings becomes taxable upon repatriation of assets from the subsidiary or liquidation of the subsidiary. We have accrued taxes on undistributed earnings that we intend to repatriate and we intend to permanently reinvest the remaining undistributed earnings in their respective businesses, and accordingly, have accrued no taxes on such amounts.
Summary of Cash Flow Activity
Operating Activities—During 2014, net cash provided by operating activities was $264.0 million, primarily resulting from cash generated from earnings, offset by a net change of $747.6 million in our accounts receivable, inventory, accounts payable and net contracts in progress account balances (collectively, "Contract Capital"). The components of our net Contract Capital balances at December 31, 2014 and 2013, and changes during 2014, were as follows:

(In thousands)	December 31,	December 31,
	2014	2013	Change
Billings in excess of costs and estimated earnings (1)	$(1,426,728)	$(2,045,603)	$618,875
Margin fair value liability for acquired contracts (2)	(558,760)	(674,648)	115,888
Total billings in excess of costs and estimated earnings	$(1,985,488)	$(2,720,251)	$734,763
Total costs and estimated earnings in excess of billings (1)	774,644	566,718	207,926
Contracts in progress, net	$(1,210,844)	$(2,153,533)	$942,689
Accounts receivable, net	1,306,567	1,385,448	(78,881)
Inventory	286,155	302,987	(16,832)
Accounts payable	(1,256,854)	(1,157,478)	(99,376)
Contract Capital, net	$(874,976)	$(1,622,576)	$747,600

(1)
Represents our cash position relative to revenue recognized on projects, with (i) billings in excess of costs and estimated earnings representing a liability reflective of future cash expenditures and non-cash earnings, and (ii) costs and estimated earnings in excess of billings representing an asset reflective of future cash receipts.

(2)
Represents a margin fair value liability associated with long-term contracts acquired in connection with the Shaw Acquisition (see Note 4 within Item 8). The margin fair value liability was approximately $745.5 million at the Acquisition Closing Date and is recognized as revenue on a percentage of completion basis as the applicable projects progress. We anticipate the remaining liability will be recognized as revenue over the next five to six years.

Fluctuations in our Contract Capital balance, and its components, are not unusual in our business and are impacted by the size of our projects and changing mix of cost-reimbursable versus fixed-price backlog. Our cost-reimbursable projects tend to have a greater working capital requirement ("cost and estimated earnings in excess of billings"), while our fixed-price projects are generally structured to be cash flow positive ("billings in excess of costs and estimated earnings"). Our Contract Capital is particularly impacted by the timing of new awards and related payments in advance of performing work, and the achievement of billing milestones on backlog as we complete certain phases of work. Contract Capital is also impacted at period-end by the timing of accounts receivable collections and accounts payable payments for our large projects.
The $747.6 million decline in our Contract Capital liability during 2014 was primarily due to a $115.9 million decrease in the margin fair value liability discussed above and a $1.1 billion decrease in Contract Capital on our two large U.S. nuclear projects (exclusive of the margin fair value liability), partly offset by improvement in our Contract Capital position of approximately $477.4 million on our remaining backlog, primarily in the fourth quarter of 2014.
The Contract Capital liability position for the two U.S. nuclear projects (exclusive of the margin fair value liability) was approximately $1.5 billion at the Acquisition Closing Date and was related to significant advance payments received on the projects prior to the Acquisition and fair value adjustments related to cost to complete the projects. The decline in the Contract Capital liability during 2014 was related to the remaining utilization of the pre-Acquisition advance payments and timing of achievement of billing milestones. The Contract Capital position of the projects will continue to fluctuate prospectively based on the timing of achievement of future billing milestones and the timing of resolution of the recorded unapproved change orders and claims for the projects (see Note 17 within Item 8 for further discussion). The Contract Capital improvement for the remainder of our backlog was primarily due to receivable collections on our large cost reimbursable projects (approximately $240.0 million) and payments in advance of performing work on our two large U.S. LNG export facility projects (approximately $260.0 million) in our Engineering, Construction and Maintenance operating group.
Although we anticipate future quarterly variability in our operating cash flows due to ongoing fluctuations in our Contract Capital balance (including the two U.S. nuclear projects), we expect cash flows from operating activities to approximate earnings for 2015. Further, we believe our anticipated future operating cash flows and capacity under our revolving and other credit facilities will be sufficient to finance our capital expenditures, settle our commitments and contingencies and address our working capital needs for the foreseeable future.
Investing Activities—During 2014, net cash used in investing activities was $182.3 million, primarily related to capital expenditures of $117.6 million and advances of $71.2 million to our venture partners by our proportionately consolidated ventures (see Notes 7 and 8 within Item 8 for further discussion), partly offset by proceeds from the sale of property and equipment of $14.1 million. We will continue to evaluate and selectively pursue other opportunities for additional expansion of our business through the acquisition of complementary businesses and technologies. These acquisitions may involve the use of cash or may require further debt or equity financing.
Financing Activities—During 2014, net cash used in financing activities was $75.5 million, primarily related to distributions to our noncontrolling interest partners of $105.0 million, repayments on our long-term debt of $102.9 million, share repurchases totaling $85.9 million (1.4 million shares at an average price of $62.76 per share, including $60.8 million to purchase 1.1 million shares of our outstanding common stock and $25.1 million to repurchase 0.3 million shares associated with stock-based compensation-related withholding taxes on taxable share distributions) and dividends paid to our shareholders of $30.2 million. These cash outflows were partly offset by advances from our proportionately consolidated ventures of $108.7 million (see Notes 7 and 8 within Item 8 for further discussion), net revolving facility and other short-term borrowings of $49.7 million, long-term borrowings of $48.1 million, the issuance of shares associated with our stock plans of $26.8 million, and tax benefits associated with tax deductions in excess of recognized stock-based compensation costs of $15.3 million.
Effect of Exchange Rate Changes on Cash and Cash Equivalents—During 2014, our cash and cash equivalents balance decreased by $75.4 million due to the impact of changes in functional currency exchange rates against the U.S. dollar for non-U.S. dollar cash balances, primarily for changes in the Euro, Australian Dollar and British Pound exchange rates. The net unrealized loss on our cash and cash equivalents resulting from these exchange rate movements is reflected in the cumulative translation adjustment component of other comprehensive income (loss) (“OCI”). Our cash and cash equivalents held in non-U.S. dollar currencies are used primarily for project-related and other operating expenditures in those currencies, and therefore, our exposure to realized exchange gains and losses is not anticipated to be material.
Credit Facilities and Debt
General—Our primary internal source of liquidity is cash flow generated from operations. Capacity under our revolving credit and other facilities discussed below is also available, if necessary, to fund operating or investing activities and provide necessary letters of credit. Letters of credit are generally issued to customers in the ordinary course of business to support advance payments and performance guarantees, in lieu of retention on our contracts, or in certain cases, are issued in support of our insurance programs.
Committed Facilities—We have a five-year, $1.35 billion, committed and unsecured revolving facility (the "Revolving Facility") with Bank of America ("BofA"), as administrative agent, and BNP Paribas Securities Corp., BBVA Compass, Credit Agricole Corporate and Investment Bank ("Credit Agricole"), and The Royal Bank of Scotland plc, each as syndication agents, which expires in October 2018. The Revolving Facility has a $675.0 million aggregate borrowing and financial letter of credit sublimit (with financial letters of credit not to exceed $270.0 million) and certain financial covenants, including a maximum leverage ratio of 3.00, a minimum fixed charge coverage ratio of 1.75, and a minimum net worth level calculated as $2.0 billion at December 31, 2014. The Revolving Facility also includes customary restrictions regarding subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, and mergers and acquisitions, and includes a trailing twelve-month limitation of $250.0 million for dividend payments and share repurchases if our leverage ratio exceeds 1.50 (unlimited if our leverage ratio is equal to or below 1.50), among other restrictions. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. The interest, commitment fee, and letter of credit fee percentages are based upon our quarterly leverage ratio. In the event we borrow funds under the facility, interest is assessed at either prime plus an applicable floating margin (3.25% and 0.75%, respectively at December 31, 2014), or LIBOR plus an applicable floating margin (0.17% and 1.75%, respectively at December 31, 2014). At December 31, 2014, we had no outstanding borrowings under the facility; however, we had $228.2 million of outstanding letters of credit under the facility (none of which were financial letters of credit), providing $1.1 billion of available capacity, of which $675.0 million may be utilized for borrowings. During 2014, our weighted average interest rate on borrowings under the facility was approximately 1.9%, inclusive of the applicable floating margin.
We also have a five-year, $650.0 million, committed and unsecured revolving credit facility (the “Second Revolving Facility”) with BofA, as administrative agent, and Credit Agricole, as syndication agent, which expires in February 2018. The Second Revolving Facility, which supplements our Revolving Facility, has a $487.5 million borrowing and financial letter of credit sublimit and includes financial and restrictive covenants similar to those noted above for the Revolving Facility. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. The interest, commitment fee, and letter of credit fee percentages are based upon our quarterly leverage ratio. In the event we borrow funds under the facility, interest is assessed at either prime plus an applicable floating margin (3.25% and 0.75%, respectively at December 31, 2014) or LIBOR plus an applicable floating margin (0.17% and 1.75%, respectively at December 31, 2014). At December 31, 2014, we had $66.0 million of outstanding borrowings and $32.5 million of outstanding letters of credit under the facility (including $8.1 million of financial letters of credit), providing $551.5 million of available capacity, of which $413.4 million may be utilized for borrowings. During 2014, our weighted average interest rate on borrowings under the facility was approximately 3.3%, inclusive of the applicable floating margin.
Uncommitted Facilities—We also have various short-term, uncommitted letter of credit and borrowing facilities (the "Uncommitted Facilities") across several geographic regions of approximately $3.2 billion, of which $310.0 million may be utilized for borrowings ($308.9 million at December 31, 2014, net of letter of credit utilization of $1.1 million under certain facilities). At December 31, 2014, we had $98.7 million of outstanding borrowings and $1.2 billion of outstanding letters of credit under these facilities, providing $1.9 billion of available capacity, of which $210.2 million may be utilized for borrowings. During 2014, our weighted average interest rate on borrowings under the facility was approximately 1.2%.
Term Loan—At December 31, 2014, we had $825.0 million outstanding on our four-year, $1.0 billion unsecured term loan (the “Term Loan”) with BofA as administrative agent, which was used to fund a portion of the Shaw Acquisition. Interest and principal under the Term Loan is payable quarterly in arrears and bears interest at LIBOR plus an applicable floating margin (0.17% and 1.75%, respectively at December 31, 2014). However, we continue to utilize an interest rate swap to hedge against $416.6 million of the outstanding $825.0 million Term Loan, which resulted in a weighted average interest rate of approximately 2.2% during 2014, inclusive of the applicable floating margin. Future annual maturities for the Term Loan are $100.0 million, $150.0 million, and $575.0 million in 2015, 2016 and 2017, respectively. The Term Loan includes financial and restrictive covenants similar to those noted above for the Revolving Facility.
Senior Notes—We have a series of senior notes totaling $800.0 million in the aggregate (the "Senior Notes"), with Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Credit Agricole, as administrative agents, which were used to fund a portion of the Shaw Acquisition. The Senior Notes have financial and restrictive covenants similar to those noted above for the Revolving Facility. The Senior Notes include Series A through D, which contain the following terms:

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

Other Long-Term Debt—At December 31, 2014, we also had $45.2 million outstanding on a $48.1 million six-year secured (construction equipment) term loan. Interest and principal under the loan is payable monthly in arrears and bears interest at 3.26%. Future annual maturities are $6.0 million, $6.2 million, $6.4 million, $6.6 million, $6.8 million and $13.1 million for 2015, 2016, 2017, 2018, 2019, and 2020, respectively.
Compliance and Other—During 2014, maximum outstanding borrowings under our revolving credit and other facilities were approximately $929.2 million. In addition to providing letters of credit, we also issue surety bonds in the ordinary course of business to support our contract performance. At December 31, 2014, we had $530.6 million of outstanding surety bonds.
At December 31, 2014, we were in compliance with all of our restrictive and financial covenants associated with our debt and revolving credit and other facilities, with a leverage ratio of 1.65, a fixed charge coverage ratio of 5.32, and net worth of $2.7 billion. Our ability to remain in compliance with our lending facilities could be impacted by circumstances or conditions beyond our control, including, but not limited to, the delay or cancellation of projects, changes in foreign currency exchange or interest rates, performance of pension plan assets, or changes in actuarial assumptions. Further, we could be impacted if our customers experience a material change in their ability to pay us or if the banks associated with our lending facilities were to cease or reduce operations, or if there is a full or partial break-up of the EU or its currency, the Euro.
Other
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
Contractual Obligations—At December 31, 2014, our contractual obligations were as follows:

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Senior Notes (1)	$1,062,888	$38,620	$227,240	$289,790	$507,238
Term Loan (2)	854,486	114,961	739,525	—	—
Other long-term debt (3)	50,208	7,380	14,761	14,761	13,306
Operating leases (4)	436,016	109,589	137,833	84,336	104,258
Information technology ("IT") obligations (5)	36,764	22,412	13,075	1,277	—
Self-insurance obligations (6)	25,243	25,243	—	—	—
Pension funding obligations (7)	18,545	18,545	—	—	—
Postretirement benefit funding obligations (7)	2,895	2,895	—	—	—
Purchase obligations (8)	—	—	—	—	—
Unrecognized tax benefits (9)	—	—	—	—	—
Total contractual obligations	$2,487,045	$339,645	$1,132,434	$390,164	$624,802

(1)	Includes interest accruing on our $800.0 million Senior Notes at a weighted average fixed rate of 4.83%.

(2)	Includes interest accruing on the remaining $825.0 million of our $1.0 billion Term Loan at a rate of 1.90%, inclusive of our interest rate swap.

(3)	Includes interest accruing on our $45.2 million secured (construction equipment) term loan at a fixed rate of 3.26%.

(4)	Includes approximately $9.4 million of minimum lease payments that are contractually recoverable through our cost-reimbursable projects.

(5)	Represents commitments for IT technical support and software maintenance contracts.

(6)	Represents expected 2015 payments associated with our self-insurance programs. Payments beyond one year have not been included as amounts are not determinable.

(7)	Represents expected 2015 contributions to fund our defined benefit pension and other postretirement plans. Contributions beyond one year have not been included as amounts are not determinable.

(8)
In the ordinary course of business, we enter into commitments (which are expected to be recovered from our customers) for the purchase of materials and supplies on our projects. We do not enter into long-term purchase commitments on a speculative basis for fixed or minimum quantities.

(9)	Payments for income tax reserves of $13.5 million are not included as the timing of specific tax payments is not determinable.
Other —We believe our cash on hand, cash generated from operations, amounts available under our Revolving Facility and Second Revolving Facility (collectively, "Committed Facilities") and Uncommitted Facilities, and other external sources of liquidity, such as the issuance of debt and equity instruments, will be sufficient to finance our capital expenditures, settle our commitments and contingencies (as more fully described in Note 13 within Item 8) and address our working capital needs for the foreseeable future. However, there can be no assurance that such funding will continue to be available, as our ability to generate cash flows from operations and our ability to access funding under our Committed Facilities and Uncommitted Facilities at reasonable terms, may be impacted by a variety of business, economic, legislative, financial and other factors, which may be outside of our control.
Additionally, while we currently have significant uncommitted bonding facilities, primarily to support various commercial provisions in our contracts, a termination or reduction of these bonding facilities could result in the utilization of letters of credit in lieu of performance bonds, thereby reducing the available capacity under the Committed Facilities. Although we do not anticipate a reduction or termination of the bonding facilities, there can be no assurance that such facilities will continue to be available at reasonable terms to service our ordinary course obligations.
A portion of our pension plans' assets are invested in European Union government securities, which could be impacted by economic turmoil in Europe or a full or partial break-up of the EU or its currency, the Euro. However, given the long-term nature of pension funding requirements, in the event any of our pension plans (including those with investments in European Union government securities) become materially underfunded from a decline in value of our plan assets, we believe our cash on hand and amounts available under our existing Committed Facilities and Uncommitted Facilities would be sufficient to fund any increases in future contribution requirements. See Note 12 within Item 8 for further discussion of our pension plan assets.
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
Revenue Recognition—Our revenue is primarily derived from long-term contracts and is generally recognized using the percentage of completion ("POC") method, primarily based on the percentage that actual costs-to-date bear to total estimated costs to complete each contract. We follow the guidance of Financial Accounting Standards Board Accounting Standards Codification ("ASC") Revenue Recognition Topic 605-35 for accounting policies relating to our use of the POC method, estimating costs, and revenue recognition, including the recognition of incentive fees, unapproved change orders and claims, and combining and segmenting contracts. We primarily utilize the cost-to-cost approach to estimate POC as we believe this method is less subjective than relying on assessments of physical progress. Under the cost-to-cost approach, the use of estimated costs to complete each contract is a significant variable in the process of determining recognized revenue and is a significant factor in the accounting for contracts. Significant estimates that impact the cost to complete each contract are costs of engineering, materials, components, equipment, labor and subcontracts; labor productivity; schedule durations, including subcontractor or supplier progress; liquidated damages; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts in progress. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates. Backlog for each of our operating groups generally consists of several hundred contracts, and although our results are impacted by changes in estimated project margins, for 2014 and 2013, individual projects with significant changes in estimated margins did not have a material net impact on our income from operations. For 2012, individual projects with significant changes in estimated margins resulted in a net reduction to income from operations of approximately $25.0 million.
Our long-term contracts are awarded on a competitively bid and negotiated basis and the timing of revenue recognition may be impacted by the terms of such contracts. We use a range of contracting options, including cost-reimbursable, fixed-price and hybrid, which has both cost-reimbursable and fixed-price characteristics. Fixed-price contracts, and hybrid contracts with a more significant fixed-price component, tend to provide us with greater control over project schedule and the timing of when work is performed and costs are incurred, and accordingly, when revenue is recognized. Cost-reimbursable contracts, and hybrid contracts with a more significant cost-reimbursable component, generally provide our customers with greater influence over the timing of when we perform our work, and accordingly, such contracts often result in less predictability with respect to the timing of revenue recognition. Contract revenue for our long-term contracts recognized under the POC method reflects the original contract price adjusted for approved change orders and estimated recoveries for incentive fees, unapproved change orders and claims. We recognize revenue associated with incentive fees when the value can be reliably estimated and recovery is probable. We recognize revenue associated with unapproved change orders and claims to the extent the related costs have been incurred, the value can be reliably estimated and recovery is probable. Our recorded incentive fees, unapproved change orders and claims reflect our best estimate of recovery amounts; however, the ultimate resolution and amounts received could differ from these estimates. See Note 17 within Item 8 for additional discussion of our recorded incentives, unapproved change orders, claims and other contract recoveries.
With respect to our EPC services, our contracts are not segmented between types of services, such as engineering and construction, if each of the EPC components is negotiated concurrently or if the pricing of any such services is subject to the ultimate negotiation and agreement of the entire EPC contract. However, an EPC contract including technology or fabrication services may be segmented if we satisfy the segmenting criteria in ASC 605-35. Revenue recorded in these situations is based on our prices and terms for similar services to third party customers. Segmenting a contract may result in different interim rates of profitability for each scope of service than if we had recognized revenue without segmenting. In some instances, we may combine contracts that are entered into in multiple phases, but are interdependent and include pricing considerations by us and the customer that are impacted by all phases of the project. Otherwise, if each phase is independent of the other and pricing considerations do not give effect to another phase, the contracts will not be combined.
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
Recoverability of Goodwill—At December 31, 2014, our goodwill balance was $4.2 billion, and was distributed among our four operating groups as follows: Engineering, Construction and Maintenance - $2.7 billion, Fabrication Services - $545.4 million, Technology - $426.0 million and Environmental Solutions - $478.1 million. Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually at a reporting unit level, absent any indicators of impairment. Our Engineering, Construction and Maintenance operating group includes three reporting units (Oil & Gas, Power and Plant Services); our Fabrication Services operating group includes two reporting units (Steel Plate Structures and Fabrication and Manufacturing), and our Technology and Environmental Solutions operating groups each represent a reporting unit. We perform our annual impairment assessment during the fourth quarter of each year based upon balances as of October 1. As part of our annual impairment assessment, in the fourth quarter of 2014, we performed a quantitative assessment of goodwill for each of our reporting units. Based upon this quantitative assessment, the fair value of each of our reporting units exceeded their respective net book values, and accordingly, no impairment charge was necessary during 2014. The fair value of the Oil & Gas, Steel Plate Structures and Technology reporting units substantially exceeded their respective net book values. The fair value of the Fabrication and Manufacturing, Power, Environmental Solutions and Plant Services reporting units (all acquired in 2013 and discussed further below) exceeded their respective net book values by approximately 41%, 20%, 15%, and 12%, respectively. If, based on future assessments, our goodwill is deemed to be impaired, the impairment would result in a charge to earnings in the year of impairment.
To determine the fair value of our reporting units and test for impairment, we utilized an income approach (discounted cash flow method) as we believe this is the most direct approach to incorporate the specific economic attributes and risk profiles of our reporting units into our valuation model. This is consistent with the methodology used to determine the fair value of our reporting units in previous years. We generally do not utilize a market approach given the lack of relevant information generated by market transactions involving comparable businesses. The discounted cash flow methodology is based, to a large extent, on assumptions about future events, which may or may not occur as anticipated, and such deviations could have a significant impact on the calculated estimated fair values of our reporting units. These assumptions include, but are not limited to, estimates of discount rates, future growth rates, and terminal values for each reporting unit. The discounted cash flow analysis for our reporting units included forecasted cash flows over a seven-year forecast period (2015 through 2021), with our 2015 business plan used as the basis for our 2015 projections. These forecasted cash flows took into consideration historical and recent results, the reporting unit’s backlog and near term prospects, and management’s outlook for the future. A terminal value was also calculated using a terminal value growth assumption to derive the annual cash flows after the discrete forecast period. A reporting unit specific discount rate was applied to the forecasted cash flows and terminal cash flows to determine the discounted future cash flows, or fair value, of each reporting unit. Further discussion regarding the fair values of the Fabrication and Manufacturing, Power, Environmental Solutions and Plant Services reporting units is below.

•
Fabrication & Manufacturing - Goodwill associated with the Fabrication and Manufacturing reporting unit was approximately $497.4 million at October 1, 2014, and the fair value of the reporting unit exceeded its net book value by approximately 41%. Key assumptions used in deriving the reporting unit’s fair value included a discount rate of 10%; an earnings before interest, taxes, depreciation and amortization (“EBITDA”) compound annual growth rate (“CAGR”) of approximately 7% from 2015 through 2021; and a terminal growth rate of 2.5%.

The Fabrication and Manufacturing reporting unit provides fabrication of piping systems, process and nuclear modules, and manufacturing and distribution of pipe and fittings for the oil & gas, petrochemical and power generation industries. During 2014, the reporting unit was negatively impacted by a temporary underutilization of pipe fabrication capacity due to customer delays and cost increases on a pipe fabrication project sold in 2010 that was on hold until 2014. These impacts are not anticipated to be recurring. The reporting unit’s forecast and growth assumptions include 1) continued participation in the new awards of other reporting units (“Pull-Through Services”), 2) international expansion of pipe fabrication capabilities to new geographic markets using CB&I's international footprint, and 3) continued investment by customers in energy related capital projects, including a strong North American market for the reporting unit’s services. Accordingly, the fair value of the Fabrication and Manufacturing reporting unit could be negatively impacted by reduced demand for Pull-Through Services due to delays in the award of large contracts for other reporting units, or a sustained or prolonged decline in oil prices or energy demand leading to an overall reduction in capital spending levels. The fair value of the reporting unit could be positively impacted by increased capital investment in the petrochemical and power generation industries, which are less affected by lower oil prices.

•
Power - Goodwill associated with the Power reporting unit was approximately $1.9 billion at October 1, 2014, and the fair value of the reporting unit exceeded its net book value by approximately 20%. Key assumptions used in deriving the reporting unit’s fair value included a discount rate of 12%; an EBITDA CAGR of approximately 6% from 2015 through 2021; and a terminal growth rate of 2.5%.

The Power reporting unit provides design, engineering, procurement and construction (“EPC”) services, construction management, and consulting services to the nuclear and fossil power generation industries. The reporting unit’s forecast and growth assumptions include 1) continued North American growth in the EPC of gas-fired power generation plants based on electricity demand growth, replacement of retired capacity generation, current and anticipated regulatory requirements, and expectations regarding the supply and price of natural gas, 2) future growth in the engineering, procurement and construction management of nuclear power plants in China based on its planned and proposed nuclear power plants and our partnering arrangements with two of the three nuclear power plant owners and operators in China, 3) additional nuclear new build activity outside of China based on current and anticipated regulatory requirements and the need for power producers to have diversification in energy sources, and 4) growth in engineering and project management services related to decommissioning activities associated with the retirement of North American power generation plants. Accordingly, the fair value of the Power reporting unit could be negatively impacted by changes in regulatory requirements and lower than anticipated demand for power generation in general, including 1) a reduction in the number of anticipated gas-fired power generation plants in North America due to, among other things, changes in expectations regarding the supply and price of natural gas and the timing of the reduction/replacement of coal-fired capacity, 2) a reduction in the number of planned or proposed nuclear power plants in China, or 3) a delay in the timing of nuclear new build activity outside of China without an increase in fossil (natural gas or coal) based power capacity. The fair value of the Power reporting unit could also be negatively impacted if we were not successful in recovering amounts contractually due from our customers or consortium partner associated with our large U.S. nuclear projects, or to the extent there are future cost increases on the nuclear projects that we cannot recover from our customers or consortium partner, as further discussed in Note 17 of Item 8. The fair value of the reporting unit could be positively impacted by faster than expected growth in gas-fired power generation in North America driven by regulatory efforts on coal-fired generation, higher than anticipated market share in the North American gas-fired market (coupled with the expansion of new technologies that could also have positive implications), and acceleration in global nuclear power generation.

•
Environmental Solutions - Goodwill associated with the Environmental Solutions reporting unit was approximately $478.1 million at October 1, 2014, and the fair value of the reporting unit exceeded its net book value by approximately 15%. Key assumptions used in deriving the reporting unit’s fair value included a discount rate of 11%; an EBITDA CAGR of approximately 10.5% from 2015 through 2021; and a terminal growth rate of 2.5%.

The Environmental Solutions reporting unit provides full-scale environmental services for government and private sector customers, including remediation and restoration of contaminated sites, site preparation work, emergency response and disaster recovery, and also leads high-profile programs and projects, including design-build infrastructure projects, for federal, state and local governments. Ongoing uncertainty with respect to government funding and prioritization has impacted recent operating results for the reporting unit; however, cost reductions and other initiatives have enabled the reporting unit to partially mitigate these impacts. The reporting unit’s forecast and growth assumptions include 1) increases in global coastal marine, environmental services and critical base infrastructure work, 2) continued Pull-Through Services with other reporting units, 3) increases in government funding, and 4) continued benefits from its cost reduction initiatives. Accordingly, the fair value of the Environmental Solutions reporting unit could be negatively impacted by lower than anticipated growth in global coastal marine, environmental services and critical base infrastructure work, reduced demand for Pull-Through Services due to delays in the award of large contracts for other reporting units, reductions in government spending or changes in prioritization, and increased competition within the government services sector. The fair value of the reporting unit could be positively impacted by a significant event (such as a natural disaster) that increases the demand for the reporting unit’s emergency response and disaster recovery/program management services. While the reporting unit has benefited from such events historically, due to uncertainty with respect to timing, the reporting unit’s forecast and growth assumptions do not include such an event.

•
Plant Services - Goodwill associated with the Plant Services reporting unit was approximately $406.5 million at October 1, 2014, and the fair value of the reporting unit exceeded its net book value by approximately 12%. Key assumptions used in deriving the reporting unit’s fair value included a discount rate of 10%; an EBITDA CAGR of approximately 2.5% from 2015 through 2021; and a terminal growth rate of 2.5%.

The Plant Services reporting unit provides maintenance and modifications services to nuclear and various other types of industrial facilities, including refineries and chemical plants. The reporting unit is reliant upon securing and maintaining long-term nuclear and industrial maintenance contracts, which often include services for multiple facilities for a single customer. The contracts often cover three to five year periods and are subject to periodic renewal. The reporting unit’s forecast and growth assumptions include 1) maintaining these significant contracts (or replacing them with similar contracts), 2) expanding the reporting unit’s maintenance services outside the U.S. utilizing CB&I’s international footprint, 3) growth in construction services, and 4) growth in craft services related to decommissioning activities associated with the retirement of North American power generation plants. Accordingly, the fair value of the Plant Services reporting unit could be negatively impacted by the loss of a key customer relationship, lower than anticipated international expansion, or failure to grow its construction and decommissioning services. The fair value of the reporting unit could be positively impacted by a faster than expected international expansion (including a further diversification of associated services), new key customers relationships, and a larger than anticipated market share of construction and decommissioning activities.

•
Other Factors - The fair value of each of our reporting units is also sensitive to changes in estimated discounts rates. A hypothetical change in a reporting unit’s discount rate of 0.5% would have resulted in a change in the fair value of the reporting unit by approximately 5% to 7%.

Recoverability of Other Long-Lived Assets—We amortize our finite-lived intangible assets on a straight-line basis with lives ranging from 2 to 20 years, absent any indicators of impairment. We review tangible assets and finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, the estimated future cash flow associated with the asset or asset group will be compared to the asset’s carrying amount to determine if an impairment exists. We noted no indicators of impairment in 2014 or 2013. See Note 6 within Item 8 for further discussion regarding goodwill and other intangible assets.
Income Taxes—Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis using currently enacted income tax rates for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any net deferred tax assets ("DTA(s)") if, based upon the available evidence, it is more likely than not that some or all of the DTAs will not be realized. The realization of our net DTAs depends upon our ability to generate sufficient future taxable income of the appropriate character and in the appropriate jurisdictions.
On a periodic and ongoing basis we evaluate our DTAs and assess the appropriateness of our valuation allowances ("VA"). In assessing the need for a VA, we consider both positive and negative evidence related to the likelihood of realization of the DTAs. If, based on the weight of available evidence, our assessment indicates that it is more likely than not that a DTA will not be realized, we record a VA. Our assessments include, among other things, the value and quality of our backlog, evaluations of existing and anticipated market conditions, analysis of recent and historical operating results and projections of future results, strategic plans and alternatives for associated operations, as well as asset expiration dates, where applicable. If the factors upon which we based our assessment of realizability of our DTAs differ materially from our expectations, including future operating results being lower than our current estimates, our future assessments could be impacted and result in an increase in VA and increase in tax expense.
At December 31, 2014, our net DTAs associated with Non-U.S. NOLs, U.S.-Federal NOLs, U.S.-State NOLs, and foreign tax credits ("FTCs") and other tax credits totaled $40,100, $189,500, $17,800, and $18,700, respectively. We believe that it is more likely than not that our DTAs will be realized.
Income tax and associated interest reserves, where applicable, are recorded in those instances where we consider it more likely than not that additional tax will be due in excess of amounts reflected in income tax returns filed worldwide, irrespective of whether or not we have received tax assessments. At December 31, 2014 and 2013, our reserves totaled approximately $13.5 million and $14.3 million, respectively. If these income tax reserves are ultimately unnecessary, approximately $10.3 million and $11.1 million, respectively, would benefit tax expense as we are contractually indemnified for the remaining balances. We continually review our exposure to additional income tax obligations and, as further information is known or events occur, changes in our tax and interest reserves may be recorded within income tax expense and interest expense, respectively.
Insurance—We maintain insurance coverage for various aspects of our business and operations. However, we retain a portion of anticipated losses through the use of deductibles and self-insured retentions for our exposures related to third party liability and workers’ compensation. We regularly review estimates of reported and unreported claims through analysis of historical and projected trends, in conjunction with actuaries and other consultants, and provide for losses through insurance reserves. As claims develop and additional information becomes available, adjustments to loss reserves may be required. If actual results are not consistent with our assumptions, we may be exposed to gains or losses that could be material. A hypothetical ten percent change in our self-insurance reserves at December 31, 2014 would have impacted our pre-tax income by approximately $7.7 million for 2014.
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
Venture net assets consist primarily of working capital and property and equipment, and assets may be restricted from being used to fund obligations outside of the venture. These ventures typically have limited third party debt or have debt that is non-recourse in nature; however, they may provide for capital calls to fund operations or require participants in the venture to provide additional financial support, including advance payment or retention letters of credit.
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

If at any time a venture qualifies as a VIE, we perform a qualitative assessment to determine whether we are the primary beneficiary of the VIE and, therefore, need to consolidate the VIE. We are the primary beneficiary if we have (1) the power to direct the economically significant activities of the VIE and (2) the right to receive benefits from, and obligation to absorb losses of, the VIE. If the venture is a VIE and we are the primary beneficiary, or we otherwise have the ability to control the venture, we consolidate the venture. If we are not determined to be the primary beneficiary of the VIE, or only have the ability to significantly influence, rather than control the venture, we do not consolidate the venture. We account for unconsolidated ventures using proportionate consolidation for both our Balance Sheet and Statement of Operations when we meet the applicable accounting criteria to do so and utilize the equity method otherwise. See Note 7 within Item 8 for additional discussion of our material partnering arrangements.
Financial Instruments—We utilize derivative instruments in certain circumstances to mitigate the effects of changes in foreign currency exchange rates and interest rates, as described below:

•
Foreign Currency Exchange Rate Derivatives—We do not engage in currency speculation; however, we utilize foreign currency exchange rate derivatives on an ongoing basis to hedge against certain foreign currency related operating exposures. We generally seek hedge accounting treatment for contracts used to hedge operating exposures and designate them as cash flow hedges. Therefore, gains and losses, exclusive of credit risk and forward points (which represent the time value component of the fair value of our derivative positions), are included in Accumulated Other Comprehensive Income (“AOCI”) until the associated underlying operating exposure impacts our earnings. Changes in the fair value of (1) credit risk and forward points, (2) instruments deemed ineffective during the period, and (3) instruments that we do not designate as cash flow hedges, are recognized within cost of revenue.

•
Interest Rate Derivatives—At December 31, 2014, we continued to utilize a swap arrangement to hedge against interest rate variability associated with $416.6 million of our outstanding $825.0 million Term Loan. The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Loan at inception and through December 31, 2014. Accordingly, changes in the fair value of the swap arrangement are included in AOCI until the associated underlying exposure impacts our earnings.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk—We are exposed to market risk associated with changes in foreign currency exchange rates, which may adversely affect our results of operations and financial condition. One form of exposure to fluctuating exchange rates relates to the effects of translating financial statements of foreign operations (primarily Australian Dollar, British Pound, Canadian Dollar, Colombian Peso and Euro denominated) into our reporting currency, which are recognized as a cumulative translation adjustment in AOCI. The change in the currency translation adjustment component of AOCI during 2014 was a loss totaling $87.2 million, net of tax, primarily resulting from the change in the Euro, British Pound, and Australian Dollar exchange rates against the U.S. Dollar. We generally do not hedge our exposure to potential foreign currency translation adjustments.
We do not engage in currency speculation; however, we utilize foreign currency exchange rate derivatives on an ongoing basis to hedge against certain foreign currency related operating exposures. We generally seek hedge accounting treatment for contracts used to hedge operating exposures and designate them as cash flow hedges. Therefore, gains and losses, exclusive of credit risk and forward points, are included in AOCI until the associated underlying operating exposure impacts our earnings. Changes in the fair value of (1) credit risk and forward points, (2) instruments deemed ineffective during the period, and (3) instruments that we do not designate as cash flow hedges, are recognized within cost of revenue and were not material during 2014.
At December 31, 2014, the notional value of our outstanding forward contracts to hedge certain foreign currency exchange-related operating exposures was $144.3 million, including net foreign currency exchange rate exposure associated with the sale of U.S. Dollars ($92.9 million) and the purchase of Euros ($26.9 million), Japanese Yen ($17.9 million), Singapore Dollars ($3.4 million), Chinese Renminbi ($2.0 million) and British Pounds ($1.2 million). The total net fair value of these contracts was a loss of approximately $12.5 million at December 31, 2014. The potential change in fair value for our outstanding contracts resulting from a hypothetical ten percent change in quoted foreign currency exchange rates would have been approximately $14.4 million and $13.2 million at December 31, 2014 and 2013, respectively. This potential change in fair value of our outstanding contracts would be offset by the change in fair value of the associated underlying operating exposures.
Interest Rate Risk—At December 31, 2014, we continued to utilize an interest rate swap to hedge against interest rate variability associated with $416.6 million of our outstanding $825.0 million Term Loan. The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Loan at inception and through December 31, 2014. Accordingly, changes in the fair value of the interest rate swap are recognized in AOCI. The total net fair value of the contract was a gain of approximately $1.0 million at December 31, 2014. The potential change in fair value for our interest rate swap resulting from a hypothetical one percent change in the LIBOR rate would have been approximately $6.9 million and $11.1 million at December 31, 2014 and 2013, respectively.

Other—The carrying values of our accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. At December 31, 2014, the fair value of our Term Loan, based upon the current market rates for debt with similar credit risk and maturity, approximated its carrying value as interest is based upon LIBOR plus an applicable floating margin. Our Senior Notes are categorized within level 2 of the valuation hierarchy and had a total fair value of approximately $785.1 million and $753.7 million at December 31, 2014 and 2013, respectively, based on current market rates for debt with similar credit risk and maturities. See Note 11 within Item 8 for additional discussion of our financial instruments.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Our evaluation was based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”).
Based on our evaluation under the framework in Internal Control – Integrated Framework, our principal executive officer and principal financial officer concluded our internal control over financial reporting was effective as of December 31, 2014. The conclusion of our principal executive officer and principal financial officer is based upon the recognition that there are inherent limitations in all systems of internal control, including the possibility of human error and the circumvention or overriding of controls. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Philip K. Asherman	/s/ Ronald A. Ballschmiede
Philip K. Asherman	Ronald A. Ballschmiede
President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer
February 25, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Supervisory Board and Shareholders of
Chicago Bridge & Iron Company N.V.
We have audited Chicago Bridge & Iron Company N.V.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Chicago Bridge & Iron Company N.V.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Chicago Bridge & Iron Company N.V. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Chicago Bridge & Iron Company N.V. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 25, 2015, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Houston, Texas
February 25, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Supervisory Board and Shareholders of
Chicago Bridge & Iron Company N.V.
We have audited the accompanying consolidated balance sheets of Chicago Bridge & Iron Company N.V. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chicago Bridge & Iron Company N.V. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chicago Bridge & Iron Company N.V.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 25, 2015, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Houston, Texas
February 25, 2015

CHICAGO BRIDGE & IRON COMPANY N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)
Revenue	$12,974,930	$11,094,527	$5,485,206
Cost of revenue	11,508,521	9,895,517	4,786,499
Gross profit	1,466,409	1,199,010	698,707
Selling and administrative expense	405,208	379,485	227,948
Intangibles amortization	66,506	61,111	22,613
Equity earnings	(25,225)	(23,474)	(17,931)
Other operating (income) expense, net	(2,373)	1,643	(566)
Acquisition and integration related costs	39,685	95,737	11,000
Income from operations	982,608	684,508	455,643
Interest expense	(83,590)	(87,578)	(19,606)
Interest income	8,524	6,930	8,029
Income before taxes	907,542	603,860	444,066
Income tax expense	(271,417)	(91,270)	(127,003)
Net income	636,125	512,590	317,063
Less: Net income attributable to noncontrolling interests	(92,518)	(58,470)	(15,408)
Net income attributable to CB&I	$543,607	$454,120	$301,655
Net income attributable to CB&I per share:
Basic	$5.03	$4.29	$3.12
Diluted	$4.98	$4.23	$3.07
Cash dividends on shares:
Amount	$30,246	$21,453	$19,394
Per share	$0.28	$0.20	$0.20
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Net income	$636,125	$512,590	$317,063
Other comprehensive (loss) income, net of tax:
Change in cumulative translation adjustment (net of tax of ($43), ($12,601) and ($3,322))	(99,391)	(24,854)	7,659
Change in unrealized fair value of cash flow hedges (net of tax of $1,171, $112 and ($442))	(4,484)	1,475	1,093
Change in unrecognized prior service pension credits/costs (net of tax of ($730), $120 and $140)	2,354	(523)	(539)
Change in unrecognized actuarial pension gains/losses (net of tax of $22,793, $5,235 and $13,377)	(53,127)	4,884	(45,311)
Comprehensive income	481,477	493,572	279,965
Net income attributable to noncontrolling interests (net of tax of ($2,877), ($2,266) and $400)	(92,518)	(58,470)	(15,408)
Change in cumulative translation adjustment attributable to noncontrolling interests (net of tax of $0, $0 and $0)	12,184	117	(2,782)
Comprehensive income attributable to CB&I	$401,143	$435,219	$261,775
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(In thousands)
Assets
Cash and cash equivalents ($191,464 and $153,485 related to variable interest entities ("VIEs"))	$351,323	$420,502
Accounts receivable, net ($235,018 and $151,241 related to VIEs)	1,306,567	1,385,448
Inventory (Note 5)	286,155	302,987
Costs and estimated earnings in excess of billings ($29,677 and $59,092 related to VIEs) (Note 2)	774,644	566,718
Deferred income taxes (Note 16)	572,987	555,589
Other current assets ($104,447 and $31,487 related to VIEs)	238,783	158,321
Total current assets	3,530,459	3,389,565
Equity investments (Note 7)	107,984	101,754
Property and equipment, net ($21,868 and $24,655 related to VIEs) (Note 8)	771,651	788,797
Deferred income taxes (Note 16)	89,196	110,142
Goodwill (Note 6)	4,195,231	4,226,468
Other intangibles, net (Note 6)	556,454	627,723
Other non-current assets	130,056	145,144
Total assets	$9,381,031	$9,389,593
Liabilities
Revolving facility and other short-term borrowings (Note 10)	$164,741	$115,000
Current maturities of long-term debt (Note 10)	105,997	100,000
Accounts payable ($279,597 and $200,721 related to VIEs)	1,256,854	1,157,478
Other current liabilities (Note 8)	804,294	699,506
Billings in excess of costs and estimated earnings ($282,351 and $29,670 related to VIEs) (Note 2)	1,985,488	2,720,251
Deferred income taxes (Note 16)	4,856	5,389
Total current liabilities	4,322,230	4,797,624
Long-term debt (Note 10)	1,564,158	1,625,000
Other non-current liabilities (Note 8)	450,626	387,555
Deferred income taxes (Note 16)	167,714	71,976
Total liabilities	6,504,728	6,882,155
Commitments and contingencies (Note 13)	—	—
Shareholders’ Equity
Common stock, Euro .01 par value; shares authorized: 250,000; shares issued: 108,407 and 107,857; shares outstanding: 107,806 and 107,478	1,283	1,275
Additional paid-in capital	776,864	753,742
Retained earnings	2,246,770	1,733,409
Treasury stock, at cost: 601 and 379 shares	(24,428)	(23,914)
Accumulated other comprehensive loss (Note 14)	(262,397)	(119,933)
Total CB&I shareholders’ equity	2,738,092	2,344,579
Noncontrolling interests	138,211	162,859
Total shareholders’ equity	2,876,303	2,507,438
Total liabilities and shareholders’ equity	$9,381,031	$9,389,593
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Cash Flows from Operating Activities
Net income	$636,125	$512,590	$317,063
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	181,398	180,026	66,421
Deferred taxes	138,847	48,553	63,402
Stock-based compensation expense	65,588	63,315	41,000
Equity earnings	(25,225)	(23,474)	(17,931)
Gain on property and equipment transactions	(2,373)	(2,531)	(566)
Unrealized loss (gain) on foreign currency hedge ineffectiveness	8,551	(1,317)	3,838
Excess tax benefits from stock-based compensation	(15,282)	(12,404)	(18,467)
Changes in operating assets and liabilities:
Decrease (increase) in receivables, net	78,881	(154,143)	(258,132)
Change in contracts in progress, net	(942,689)	(619,336)	(222,133)
Decrease in inventory	16,832	1,504	2,339
Increase (decrease) in accounts payable	99,376	(43,491)	135,755
Decrease in other current and non-current assets	6,155	65,500	19,365
(Decrease) increase in other current and non-current liabilities	(20,247)	(146,214)	59,118
Decrease in equity investments	17,034	33,984	20,286
Change in other, net	21,076	(15,398)	(8,854)
Net cash provided by (used in) operating activities	264,047	(112,836)	202,504
Cash Flows from Investing Activities
Acquisitions, net of unrestricted cash acquired of $1,137,927	—	(1,774,158)	—
Capital expenditures	(117,624)	(90,492)	(72,279)
Advances to partners of proportionately consolidated ventures	(71,158)	—	—
Proceeds from sale of property and equipment	14,117	11,180	5,494
Change in other, net	(7,612)	28,161	—
Net cash used in investing activities	(182,277)	(1,825,309)	(66,785)
Cash Flows from Financing Activities
Revolving facility and other short-term borrowings, net	49,741	115,000	—
Long-term borrowings	48,081	1,000,000	—
Senior note borrowings	—	—	800,000
Advances from proportionately consolidated ventures	108,658	—	—
Cash deposited into restricted cash	—	—	(800,000)
Cash withdrawn from restricted cash and cash equivalents (Senior Notes)	—	800,000	—
Cash withdrawn from restricted cash and cash equivalents (Westinghouse-related debt)	—	1,309,022	—
Repayment of Westinghouse-related debt	—	(1,353,694)	—
Repayments on long-term debt	(102,926)	(75,000)	(40,000)
Excess tax benefits from stock-based compensation	15,282	12,404	18,467
Purchase of treasury stock	(85,903)	(36,352)	(123,255)
Issuance of stock	26,772	34,940	11,325
Dividends paid	(30,246)	(21,453)	(19,394)
Distributions to noncontrolling interests	(104,982)	(19,527)	(8,329)
Revolving facility and deferred financing costs	—	(32,528)	(12,925)
Net cash (used in) provided by financing activities	(75,523)	1,732,812	(174,111)
Effect of exchange rate changes on cash and cash equivalents	(75,426)	(17,560)	9,976
Decrease in cash and cash equivalents	(69,179)	(222,893)	(28,416)
Cash and cash equivalents, beginning of the year	420,502	643,395	671,811
Cash and cash equivalents, end of the year	$351,323	$420,502	$643,395
Supplemental Cash Flow Disclosures
Cash paid for interest	$74,267	$91,607	$6,866
Cash paid (received) for income taxes, net	$167,277	$(46,236)	$66,385
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Retained	Stock Held in Trust		Treasury Stock		(Note 14) Accumulated Other Comprehensive	Non - controlling	Total Shareholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Shares	Amount	(Loss) Income	Interests	Equity
(In thousands, except per share data)
Balance at December 31, 2011	97,596	$1,190	$371,669	$1,018,481	752	$(9,788)	3,927	$(142,666)	$(61,152)	$18,696	$1,196,430
Net income	—	—	—	301,655	—	—	—	—	—	15,408	317,063
Change in cumulative translation adjustment, net	—	—	—	—	—	—	—	—	4,877	2,782	7,659
Change in unrealized fair value of cash flow hedges, net	—	—	—	—	—	—	—	—	1,093	—	1,093
Change in unrecognized prior service pension credits/costs, net	—	—	—	—	—	—	—	—	(539)	—	(539)
Change in unrecognized actuarial pension gains/losses, net	—	—	—	—	—	—	—	—	(45,311)	—	(45,311)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(8,329)	(8,329)
Dividends paid ($0.20 per share)	—	—	—	(19,394)	—	—	—	—	—	—	(19,394)
Stock-based compensation expense	—	—	41,000	—	—	—	—	—	—	—	41,000
Release of trust shares	—	—	(1,722)	—	(436)	6,757	—	—	—	—	5,035
Purchase of treasury stock	(2,779)	—	—	—	—	—	2,779	(123,255)	—	—	(123,255)
Issuance of stock	2,018	—	(47,530)	—	—	—	(2,018)	72,388	—	—	24,858
Balance at December 31, 2012	96,835	1,190	363,417	1,300,742	316	(3,031)	4,688	(193,533)	(101,032)	28,557	1,396,310
Net income	—	—	—	454,120	—	—	—	—	—	58,470	512,590
Change in cumulative translation adjustment, net	—	—	—	—	—	—	—	—	(24,737)	(117)	(24,854)
Change in unrealized fair value of cash flow hedges, net	—	—	—	—	—	—	—	—	1,475	—	1,475
Change in unrecognized prior service pension credits/costs, net	—	—	—	—	—	—	—	—	(523)	—	(523)
Change in unrecognized actuarial pension gains/losses, net	—	—	—	—	—	—	—	—	4,884	—	4,884
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(19,527)	(19,527)
Dividends paid ($0.20 per share)	—	—	—	(21,453)	—	—	—	—	—	—	(21,453)
Stock-based compensation expense	—	—	63,315	—	—	—	—	—	—	—	63,315
The Shaw Acquisition	8,893	85	388,600	—	—	—	(2,559)	100,125	—	95,476	584,286
Issuance of treasury stock to trust	98	—	896	—	98	(5,245)	(98)	4,349	—	—	—
Release of trust shares	(15)	—	(3,355)	—	(414)	8,276	15	(856)	—	—	4,065
Purchase of treasury stock	(613)	—	—	—	—	—	613	(36,352)	—	—	(36,352)
Issuance of stock	2,280	—	(59,131)	—	—	—	(2,280)	102,353	—	—	43,222
Balance at December 31, 2013	107,478	1,275	753,742	1,733,409	—	—	379	(23,914)	(119,933)	162,859	2,507,438
Net income	—	—	—	543,607	—	—	—	—	—	92,518	636,125
Change in cumulative translation adjustment, net	—	—	—	—	—	—	—	—	(87,207)	(12,184)	(99,391)
Change in unrealized fair value of cash flow hedges, net	—	—	—	—	—	—	—	—	(4,484)	—	(4,484)
Change in unrecognized prior service pension credits/costs, net	—	—	—	—	—	—	—	—	2,354	—	2,354
Change in unrecognized actuarial pension gains/losses, net	—	—	—	—	—	—	—	—	(53,127)	—	(53,127)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(104,982)	(104,982)
Dividends paid ($0.28 per share)	—	—	—	(30,246)	—	—	—	—	—	—	(30,246)
Stock-based compensation expense	—	—	65,588	—	—	—	—	—	—	—	65,588
Issuance to treasury stock	—	8	40,818	—	—	—	550	(40,826)	—	—	—
Purchase of treasury stock	(1,369)	—	—	—	—	—	1,369	(85,903)	—	—	(85,903)
Issuance of stock	1,697	—	(83,284)	—	—	—	(1,697)	126,215	—	—	42,931
Balance at December 31, 2014	107,806	$1,283	$776,864	$2,246,770	—	$—	601	$(24,428)	$(262,397)	$138,211	$2,876,303
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ and share values in thousands, except per share data)
1. ORGANIZATION AND NATURE OF OPERATIONS
Organization and Nature of Operations—Founded in 1889, Chicago Bridge & Iron Company N.V. (“CB&I” or the "Company”) provides a wide range of services, including conceptual design, technology, engineering, procurement, fabrication, modularization, construction, commissioning, maintenance, program management and environmental services to customers in the energy infrastructure market throughout the world, and is a provider of diversified government services. Our business is aligned into four principal operating groups: (1) Engineering, Construction and Maintenance, (2) Fabrication Services, (3) Technology, and (4) Environmental Solutions (formerly Government Solutions). Natural gas, petroleum, power and petrochemical projects for the worldwide energy and natural resource industries accounted for a majority of our revenue in 2014, 2013 and 2012. See Note 18 for a description of our operating groups and related financial information.
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting and Consolidation—The accompanying Consolidated Financial Statements (“Financial Statements”) are prepared in accordance with the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP”). These Financial Statements include all wholly-owned subsidiaries and those entities which we are required to consolidate. See the “Partnering Arrangements” section of this footnote for further discussion of our consolidation policy for those entities that are not wholly-owned. Significant intercompany balances and transactions are eliminated in consolidation.
Use of Estimates—The preparation of our Financial Statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We believe the most significant estimates and judgments are associated with revenue recognition for our contracts, including estimating costs and the recognition of incentive fees and unapproved change orders and claims; fair value and recoverability assessments that must be periodically performed with respect to long-lived tangible assets, goodwill and other intangible assets; valuation of deferred tax assets and financial instruments; the determination of liabilities related to self-insurance programs and income taxes; and consolidation determinations with respect to our partnering arrangements. If the underlying estimates and assumptions upon which our Financial Statements are based change in the future, actual amounts may differ from those included in the accompanying Financial Statements.
Revenue Recognition—Our revenue is primarily derived from long-term contracts and is generally recognized using the percentage of completion (“POC”) method, primarily based on the percentage that actual costs-to-date bear to total estimated costs to complete each contract. We follow the guidance of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Revenue Recognition Topic 605-35 for accounting policies relating to our use of the POC method, estimating costs, and revenue recognition, including the recognition of incentive fees, unapproved change orders and claims, and combining and segmenting contracts. We primarily utilize the cost-to-cost approach to estimate POC as we believe this method is less subjective than relying on assessments of physical progress. Under the cost-to-cost approach, the use of estimated costs to complete each contract is a significant variable in the process of determining recognized revenue and is a significant factor in the accounting for contracts. Significant estimates that impact the cost to complete each contract are costs of engineering, materials, components, equipment, labor and subcontracts; labor productivity; schedule durations, including subcontractor or supplier progress; liquidated damages; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts in progress. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates. Backlog for each of our operating groups generally consists of several hundred contracts, and although our results are impacted by changes in estimated project margins, for 2014 and 2013, individual projects with significant changes in estimated margins did not have a material net impact on our income from operations. For 2012, individual projects with significant changes in estimated margins resulted in a net reduction to income from operations of approximately $25,000.
Our long-term contracts are awarded on a competitively bid and negotiated basis and the timing of revenue recognition may be impacted by the terms of such contracts. We use a range of contracting options, including cost-reimbursable, fixed-price and hybrid, which has both cost-reimbursable and fixed-price characteristics. Fixed-price contracts, and hybrid contracts with a more significant fixed-price component, tend to provide us with greater control over project schedule and the timing of when work is performed and costs are incurred, and accordingly, when revenue is recognized. Cost-reimbursable contracts, and hybrid contracts with a more significant cost-reimbursable component, generally provide our customers with greater influence over the timing of when we perform our work, and accordingly, such contracts often result in less predictability with respect to

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the timing of revenue recognition. Contract revenue for our long-term contracts recognized under the POC method reflects the original contract price adjusted for approved change orders and estimated recoveries for incentive fees, unapproved change orders and claims. We recognize revenue associated with incentive fees when the value can be reliably estimated and recovery is probable. We recognize revenue associated with unapproved change orders and claims to the extent the related costs have been incurred, the value can be reliably estimated and recovery is probable. Our recorded incentive fees, unapproved change orders and claims reflect our best estimate of recovery amounts; however, the ultimate resolution and amounts received could differ from these estimates. See Note 17 for additional discussion of our recorded unapproved change orders, claims, incentives and other contract recoveries.
With respect to our engineering, procurement, and construction ("EPC") services, our contracts are not segmented between types of services, such as engineering and construction, if each of the EPC components is negotiated concurrently or if the pricing of any such services is subject to the ultimate negotiation and agreement of the entire EPC contract. However, an EPC contract including technology or fabrication services may be segmented if we satisfy the segmenting criteria in ASC 605-35. Revenue recorded in these situations is based on our prices and terms for similar services to third party customers. Segmenting a contract may result in different interim rates of profitability for each scope of service than if we had recognized revenue without segmenting. In some instances, we may combine contracts that are entered into in multiple phases, but are interdependent and include pricing considerations by us and the customer that are impacted by all phases of the project. Otherwise, if each phase is independent of the other and pricing considerations do not give effect to another phase, the contracts will not be combined.
Cost of revenue for our long-term contracts includes direct contract costs, such as materials and labor, and indirect costs that are attributable to contract activity. The timing of when we bill our customers is generally dependent upon advance billing terms, milestone billings based on the completion of certain phases of the work, or when services are provided. Projects with costs and estimated earnings recognized to date in excess of cumulative billings is reported on the Consolidated Balance Sheet (“Balance Sheet”) as costs and estimated earnings in excess of billings. Projects with cumulative billings in excess of costs and estimated earnings recognized to date is reported on the Balance Sheet as billings in excess of costs and estimated earnings. The net balances on our Balance Sheet are collectively referred to as Contracts in Progress, net and the components of these balances at December 31, 2014 and December 31, 2013 were as follows:

	December 31, 2014		December 31, 2013
	Asset	Liability	Asset	Liability
Costs and estimated earnings on contracts in progress	$20,119,444	$26,052,767	$16,694,373	$23,377,143
Billings on contracts in progress	(19,344,800)	(27,479,495)	(16,127,655)	(25,422,746)
Margin fair value liability for acquired contracts (1)	—	(558,760)	—	(674,648)
Contracts in Progress, net	$774,644	$(1,985,488)	$566,718	$(2,720,251)

(1)
The balance represents a margin fair value liability associated with long-term contracts acquired in connection with our acquisition of The Shaw Group Inc. ("Shaw") (the "Shaw Acquisition" or the "Acquisition") on February 13, 2013 (the "Acquisition Closing Date") (see Note 4). The margin fair value liability was approximately $745,500 at the Acquisition Closing Date and is recognized as revenue on a POC basis as the applicable projects progress. We anticipate the remaining liability will be recognized as revenue over the next five to six years. Revenue and the related income from operations recognized during 2014 and 2013 was approximately $115,900 and $70,800, respectively.

Any uncollected billed amounts, including contract retentions, are reported as accounts receivable. At December 31, 2014 and 2013, accounts receivable included contract retentions of approximately $53,000 and $68,600, respectively. Contract retentions due beyond one year were not material at December 31, 2014 or 2013.
Revenue for our service contracts that do not satisfy the criteria for revenue recognition under the POC method is recorded at the time services are performed. Revenue associated with incentive fees for these contracts is recognized when earned. Unbilled receivables for our service contracts are recorded within accounts receivable and were approximately $66,900 and $80,000 at December 31, 2014 and 2013, respectively.
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

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our billed and unbilled revenue may be exposed to potential credit risk if our customers should encounter financial difficulties, and we maintain reserves for specifically-identified potential uncollectible receivables. At December 31, 2014 and 2013, our allowances for doubtful accounts were not material.
Precontract Costs—Precontract costs are generally charged to cost of revenue as incurred, but, in certain cases their recognition may be deferred if specific probability criteria are met. We had no significant deferred precontract costs at December 31, 2014 or 2013.
Research and Development—Expenditures for research and development activities are charged to cost of revenue as incurred and were $28,432 in 2014, $27,071 in 2013 and $27,606 in 2012.
Other Operating Expense (Income), Net—Other operating expense (income), net, generally represents losses (gains) associated with the sale or disposition of property and equipment.
Acquisition and Integration Related Costs—Acquisition and integration related costs were $39,685 in 2014, $95,737 in 2013 and $11,000 in 2012. For 2014 and 2013, integration related costs primarily related to facility consolidations, including the associated accrued future lease costs for vacated facilities and unutilized capacity, personnel relocation and severance related costs, and systems integration costs. For 2013 and 2012, acquisition related costs primarily related to transaction costs, professional fees, and change-in-control and severance related costs associated with the Shaw Acquisition.
Depreciation Expense—Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, including buildings and improvements (10 to 40 years) and plant and field equipment (1 to 15 years). Renewals and betterments that substantially extend the useful life of an asset are capitalized and depreciated. Leasehold improvements are depreciated over the lesser of the useful life of the asset or the applicable lease term. Depreciation expense is primarily included within cost of revenue and was $114,892 in 2014, $118,915 in 2013 and $43,808 in 2012. See Note 8 for disclosure of the components of property and equipment.
Recoverability of Goodwill—Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually at a reporting unit level, absent any indicators of impairment. Our Engineering, Construction and Maintenance operating group includes three reporting units (Oil & Gas, Power and Plant Services); our Fabrication Services operating group includes two reporting units (Steel Plate Structures and Fabrication and Manufacturing), and our Technology and Environmental Solutions operating groups each represent a reporting unit. We perform our annual impairment assessment during the fourth quarter of each year based upon balances as of October 1. As part of our annual impairment assessment, in the fourth quarter of 2014, we performed a quantitative assessment of goodwill for each of our reporting units. To determine the fair value of our reporting units and test for impairment, we utilized an income approach (discounted cash flow method) as we believe this is the most direct approach to incorporate the specific economic attributes and risk profiles of our reporting units into our valuation model. This is consistent with the methodology used to determine the fair value of our reporting units in previous years. We generally do not utilize a market approach given the lack of relevant information generated by market transactions involving comparable businesses. Based upon this quantitative assessment, the fair value of each of our reporting units exceeded their respective net book values and accordingly, no impairment charge was necessary during 2014. If, based on future assessments, our goodwill is deemed to be impaired, the impairment would result in a charge to earnings in the year of impairment.
Recoverability of Other Long-Lived Assets—We amortize our finite-lived intangible assets on a straight-line basis with lives ranging from 2 to 20 years, absent any indicators of impairment. We review tangible assets and finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, the estimated future cash flow associated with the asset or asset group will be compared to the asset's carrying amount to determine if an impairment exists. We noted no indicators of impairment in 2014 or 2013. See Note 6 for further discussion regarding goodwill and other intangible assets.
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
Inventory—Inventory is recorded at the lower of cost or market and cost is determined using the first-in-first-out or weighted-average cost method. The cost of inventory includes acquisition costs, production or conversion costs, and other costs incurred to bring the inventory to a current location and condition. An allowance for excess or inactive inventory is recorded

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based upon an analysis that considers current inventory levels, historical usage patterns, estimates of future sales expectations and salvage value. See Note 5 for additional disclosures associated with our inventory.
Foreign Currency—The nature of our business activities involves the management of various financial and market risks, including those related to changes in foreign currency exchange rates. The effects of translating financial statements of foreign operations into our reporting currency are recognized as a cumulative translation adjustment in accumulated other comprehensive income (loss) (“AOCI”) which is net of tax, where applicable. Foreign currency exchange gains (losses) are included within cost of revenue and were not material in 2014, 2013 and 2012.
Financial Instruments—We utilize derivative instruments in certain circumstances to mitigate the effects of changes in foreign currency exchange rates and interest rates, as described below:

•
Foreign Currency Exchange Rate Derivatives—We do not engage in currency speculation; however, we utilize foreign currency exchange rate derivatives on an ongoing basis to hedge against certain foreign currency-related operating exposures. We generally seek hedge accounting treatment for contracts used to hedge operating exposures and designate them as cash flow hedges. Therefore, gains and losses, exclusive of credit risk and forward points (which represent the time-value component of the fair value of our derivative positions), are included in AOCI until the associated underlying operating exposure impacts our earnings. Changes in the fair value of (1) credit risk and forward points, (2) instruments deemed ineffective during the period, and (3) instruments that we do not designate as cash flow hedges, are recognized within cost of revenue.

•
Interest Rate Derivatives—At December 31, 2014, we continued to utilize a swap arrangement to hedge against interest rate variability associated with $416,625 of our outstanding $825,000 unsecured term loan (the “Term Loan”). The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Loan at inception and through December 31, 2014. Accordingly, changes in the fair value of the swap arrangement are included in AOCI until the associated underlying exposure impacts our earnings.

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
Income Taxes—Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis using currently enacted income tax rates for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any net deferred tax assets ("DTA(s)") if, based upon the available evidence, it is more likely than not that some or all of the DTAs will not be realized. The final realization of DTAs depends upon our ability to generate sufficient future taxable income of the appropriate character and in the appropriate jurisdictions.
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
Venture net assets consist primarily of working capital and property and equipment, and assets may be restricted from being used to fund obligations outside of the venture. These ventures typically have limited third party debt or have debt that is non-recourse in nature; however, they may provide for capital calls to fund operations or require participants in the venture to provide additional financial support, including advance payment or retention letters of credit.

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
If at any time a venture qualifies as a VIE, we perform a qualitative assessment to determine whether we are the primary beneficiary of the VIE and therefore, need to consolidate the VIE. We are the primary beneficiary if we have (1) the power to direct the economically significant activities of the VIE and (2) the right to receive benefits from, and obligation to absorb losses of, the VIE. If the venture is a VIE and we are the primary beneficiary, or we otherwise have the ability to control the venture, we consolidate the venture. If we are not determined to be the primary beneficiary of the VIE, or only have the ability to significantly influence, rather than control the venture, we do not consolidate the venture. We account for unconsolidated ventures using proportionate consolidation for both our Balance Sheet and Statement of Operations when we meet the applicable accounting criteria to do so and utilize the equity method otherwise. See Note 7 for additional discussion of our material partnering arrangements.
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
3. EARNINGS PER SHARE
A reconciliation of weighted average basic shares outstanding to weighted average diluted shares outstanding and the computation of basic and diluted EPS are as follows:

	Years Ended December 31,
	2014	2013	2012
Net income attributable to CB&I	$543,607	$454,120	$301,655
Weighted average shares outstanding—basic	108,047	105,935	96,633
Effect of restricted shares/performance shares/stock options (1)	1,045	1,447	1,528
Effect of directors’ deferred-fee shares	30	70	70
Weighted average shares outstanding—diluted	109,122	107,452	98,231
Net income attributable to CB&I per share:
Basic	$5.03	$4.29	$3.12
Diluted	$4.98	$4.23	$3.07

(1) Antidilutive shares excluded from diluted EPS were not material for 2014, 2013 or 2012.
4. ACQUISITIONS
Shaw Acquisition
General—As more fully described in our 2013 Annual Report on Form 10-K, on the Acquisition Closing Date, we acquired Shaw for a gross purchase price of $3,340,070, comprised of $2,851,260 in cash consideration and $488,810 in equity consideration. The cash consideration was funded using $1,051,260 from existing cash balances of CB&I and Shaw on the Acquisition Closing Date, and the remainder was funded using debt financing. Shaw’s unrestricted cash balance on the Acquisition Closing Date totaled $1,137,927, and accordingly, the cash portion of our purchase price, net of cash acquired, was $1,713,333 and our total purchase price, net of cash acquired, was $2,202,143. The results from the Shaw Acquisition were incorporated within our expanded operating groups beginning on the Acquisition Closing Date. See Note 18 for a discussion of our operating groups.
Supplemental Pro Forma Information—The following pro forma condensed combined financial information (“the pro forma financial information”) presented for 2013 and 2012 gives effect to the acquisition of Shaw by CB&I, accounted for as a business combination using the purchase method of accounting. CB&I’s fiscal year ends on December 31, while Shaw’s ended

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on August 31, prior to the Acquisition. To give effect to the Shaw Acquisition for pro forma financial information purposes, Shaw’s historical results were brought to within one month of CB&I’s interim results for the twelve month period ended December 31, 2012, and included the twelve month period ended November 30, 2012. The pro forma financial information reflects the Acquisition and related events as if they occurred on January 1, 2012, and gives effect to pro forma events that are directly attributable to the Acquisition, factually supportable, and expected to have a continuing impact on the combined results of CB&I and Shaw following the Acquisition. The pro forma financial information includes adjustments to: (1) exclude transaction costs, professional fees, and change-in-control and severance-related costs that were included in CB&I's and Shaw’s historical results and are not expected to be recurring; (2) exclude the results of portions of the Shaw business that were not acquired by CB&I or are not expected to have a continuing impact; (3) include additional intangibles amortization and net interest expense associated with the Shaw Acquisition; and (4) include the pro forma results of Shaw from January 1, 2013 through the Acquisition Closing Date for the twelve month period ended December 31, 2013. Adjustments, net of tax, included in the pro forma net income below that were of a non-recurring nature totaled approximately $73,300 for 2013, reflecting the elimination of financing and acquisition and integration related costs. Non-recurring adjustments for the 2012 period below totaled approximately $84,300, reflecting the exclusion of net income generated from portions of the Shaw business that were not acquired, as well as the elimination of acquisition and integration related costs. This pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the pro forma events taken place on the dates indicated. Further, the pro forma financial information does not purport to project the future operating results of the combined company following the Acquisition.

	Year Ended December 31,
	2013	2012
Pro forma revenue	$11,583,997	$10,858,142
Pro forma net income attributable to CB&I	$529,942	$354,908
Pro forma net income attributable to CB&I per share:
Basic	$4.95	$3.36
Diluted	$4.88	$3.31
Other Acquisitions
On May 17, 2013, we acquired a coal gasification technology ("E-Gas") for cash consideration of approximately $60,800. The E-Gas acquisition primarily consisted of process technology intangible assets that have an estimated life of 15 years and are amortized on a straight-line basis. The impact of the acquisition was not material to our results and therefore, pro forma information has not been presented. We had no acquisitions in 2014 or 2012.
5. INVENTORY
The components of inventory at December 31, 2014 and 2013 were as follows:

	December 31,
	2014	2013
Raw materials	$162,451	$184,586
Work in process	38,232	31,764
Finished goods	85,472	86,637
Total	$286,155	$302,987

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. GOODWILL AND OTHER INTANGIBLES
Goodwill—At December 31, 2014 and 2013, our goodwill balances were $4,195,231 and $4,226,468, respectively, attributable to the excess of the purchase price over the fair value of net assets acquired in connection with our acquisitions. The change in goodwill by reporting segment for 2014 and 2013 was as follows:

	Engineering, Construction and Maintenance	Fabrication Services	Technology	Environmental Solutions	Total
Balance at December 31, 2012	$447,651	$48,224	$430,836	$—	$926,711
Shaw Acquisition	2,315,340	497,368	—	483,822	3,296,530
Amortization of tax goodwill in excess of book goodwill	(4,135)	(318)	(2,179)	—	(6,632)
Foreign currency translation and other	9,859	—	—	—	9,859
Balance at December 31, 2013	$2,768,715	$545,274	$428,657	$483,822	$4,226,468
Amortization of tax goodwill in excess of book goodwill	953	141	(2,694)	—	(1,600)
Foreign currency translation and other	(23,937)	—	—	(5,700)	(29,637)
Balance at December 31, 2014	$2,745,731	$545,415	$425,963	$478,122	$4,195,231
As discussed in Note 2, as part of our annual impairment assessment, we performed a quantitative assessment of goodwill in the fourth quarter of 2014 by comparing an estimate of discounted future cash flows to the net book value of each applicable reporting unit. Based upon this quantitative assessment, no impairment charge was necessary during 2014 as the fair value of each of our reporting units exceeded their respective net book values. There can be no assurance that future goodwill impairment tests will not result in charges to earnings.
Other Intangible Assets—The following table provides a summary of our acquired finite-lived intangible assets at December 31, 2014 and 2013, including weighted-average useful lives for each major intangible asset class and in total:

		December 31, 2014		December 31, 2013
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Backlog and customer relationships	16 Years	$380,586	$(71,257)	$380,586	$(33,735)
Process technologies	15 Years	287,459	(105,646)	295,726	(90,282)
Tradenames	10 Years	85,613	(20,301)	86,042	(11,126)
Lease agreements (1)	6 Years	—	—	7,718	(7,627)
Non-compete agreements (1)	7 Years	—	—	3,012	(2,591)
Total (2)	15 Years	$753,658	$(197,204)	$773,084	$(145,361)

(1)	Lease agreement and non-compete intangibles became fully amortized during 2014 and were therefore removed from the December 31, 2014 gross carrying and accumulated amortization balances above.

(2)
The decrease in other intangibles, net during 2014 primarily related to amortization expense of $66,506 and the impact of foreign currency translation. Amortization expense for our intangibles existing at December 31, 2014 is anticipated to be approximately $61,500, $55,100, $46,000, $44,400 and $42,300 for 2015, 2016, 2017, 2018 and 2019, respectively.

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
Proportionately Consolidated Ventures—The following is a summary description of our significant unconsolidated joint ventures which have been accounted for using proportionate consolidation:

•
CB&I/Zachry—We have a venture with Zachry (CB&I—50% / Zachry—50%) to perform EPC work for two liquefied natural gas (“LNG”) liquefaction trains in Freeport, Texas. Our proportionate share of the venture project value is approximately $2,600,000. In addition, we have subcontract and risk sharing arrangements with Chiyoda to support our responsibilities to the venture. The costs of these arrangements are recorded in cost of revenue.

•
CB&I/Chiyoda—We have a venture with Chiyoda (CB&I—50% / Chiyoda—50%) to perform EPC work for three LNG liquefaction trains in Hackberry, Louisiana. Our proportionate share of the venture project value is approximately $3,100,000.

The following table presents summarized balance sheet information for our proportionately consolidated VIEs:

	December 31,
	2014	2013
CB&I/Zachry
Current assets (1)	$85,484	$—
Current liabilities	$149,891	$—
CB&I/Chiyoda
Current assets (1)	$102,035	$—
Current liabilities	$124,367	$—

(1)
Our venture arrangements allow for excess working capital of the ventures to be advanced to the venture partners. Such advances are returned to the venture for working capital needs as necessary. Accordingly, at a reporting period end a venture may have advances to its partners which are reflected as an advance receivable within current assets of the venture. At December 31, 2014, current assets for the CB&I/Zachry venture includes approximately $71,200 related to our proportionate share of advances from the venture to our venture partner. Such amounts are reflected within other current assets on the Balance Sheet. In addition, as summarized in Note 8, other current liabilities on the Balance Sheet includes approximately $108,700 related to advances to CB&I from the CB&I/Zachary and CB&I/Chiyoda ventures.

Equity Method Ventures—The following is a summary description of our significant unconsolidated joint ventures which have been accounted for using the equity method:

•
Chevron-Lummus Global ("CLG")—We have a venture with Chevron (CB&I—50% / Chevron—50%), which provides licenses, engineering services and catalyst, primarily for the refining industry. As sufficient capital investments in CLG have been made by the venture partners, it does not qualify as a VIE. Additionally, we do not effectively control CLG and therefore do not consolidate the venture.

•
NET Power LLC (“NET Power”)—We have a venture with Exelon and 8 Rivers Capital (CB&I—33.3% / Exelon—33.3% / 8 Rivers Capital—33.3%), which was formed for the purpose of developing, commercializing and monetizing a new natural gas power system that produces zero atmospheric emissions, including carbon dioxide. NET Power is building a first-of-its-kind demonstration plant which will be funded by contributions and services from the venture partners and other parties. Our cash commitment for NET Power totals $47,300 and at December 31, 2014, we had cumulatively invested cash of approximately $11,700.

Dividends received from equity method joint ventures were $17,034, $33,984 and $20,286 during 2014, 2013 and 2012, respectively. We have no other material unconsolidated ventures.
Consolidated Ventures—The following is a summary description of our significant joint ventures we consolidate due to their designation as VIEs for which we are the primary beneficiary:

•
CB&I/Kentz—We have a venture with Kentz (CB&I—65% / Kentz—35%) to perform the structural, mechanical, piping, electrical and instrumentation work on, and to provide commissioning support for, three LNG trains, including associated utilities and a gas processing and compression plant, for the Gorgon LNG project, located on Barrow Island, Australia. Our venture project value is approximately $5,000,000.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•
CB&I/Clough—We have a venture with Clough (CB&I—65% / Clough—35%) to perform the EPC work for a gas conditioning plant, nearby wellheads, and associated piping and infrastructure for the Papua New Guinea LNG project, located in the Southern Highlands of Papua New Guinea. Our venture project value is approximately $2,000,000 and the project was substantially complete at December 31, 2014.

•
CB&I/AREVA—We have a venture with AREVA (CB&I—52% / AREVA—48%) to design, license and construct a mixed oxide fuel fabrication facility in Aiken, South Carolina, which will be used to convert weapons-grade plutonium into fuel for nuclear power plants for the U.S. Department of Energy. Our venture project value is approximately $5,000,000.

The following table presents summarized balance sheet information for our consolidated VIEs:

	December 31,
	2014	2013
CB&I/Kentz
Current assets	$220,930	$156,974
Current liabilities	$196,277	$72,741
CB&I/Clough
Current assets	$33,098	$122,179
Current liabilities	$6,408	$48,933
CB&I/AREVA
Current assets	$27,006	$34,547
Current liabilities	$73,124	$98,478
All Other (1)
Current assets	$97,360	$83,370
Non-current assets	$22,045	$24,802
Total assets	$119,405	$108,172
Current liabilities	$30,126	$26,879

(1)	Other ventures that we consolidate due to their designation as VIEs are not individually material to our financial results and are therefore aggregated as "All Other".
Other—The use of these ventures exposes us to a number of risks, including the risk that our partners may be unable or unwilling to provide their share of capital investment to fund the operations of the venture or to complete their obligations to us, the venture, or ultimately, our customer. This could result in unanticipated costs to complete the projects, liquidated damages or contract disputes, including claims against our partners.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. SUPPLEMENTAL BALANCE SHEET DETAIL
The components of property and equipment, and other current and non-current liabilities at December 31, 2014 and 2013 were as follows:

	December 31,
	2014	2013
Property and Equipment
Land and improvements	$87,085	$90,884
Buildings and improvements	405,603	360,720
Plant, field equipment and other	781,076	733,089
Total property and equipment	$1,273,764	$1,184,693
Accumulated depreciation	(502,113)	(395,896)
Property and equipment, net	$771,651	$788,797
Other Current Liabilities
Payroll-related obligations	$371,764	$336,889
Advances from proportionately consolidated ventures (1)	108,658	—
Income taxes payable	57,186	91,049
Self-insurance and other insurance reserves	25,243	24,575
Pension obligations	2,975	3,284
Postretirement medical benefit obligations	2,895	3,139
Other (2)	235,573	240,570
Other current liabilities	$804,294	$699,506
Other Non-Current Liabilities
Pension obligations	$173,852	$119,236
Self-insurance and other insurance reserves	51,904	51,848
Postretirement medical benefit obligations	48,563	43,498
Income tax reserves	13,458	14,281
Other (3)	162,849	158,692
Other non-current liabilities	$450,626	$387,555

(1)	Represents advances from our proportionately consolidated ventures as discussed in Note 7.

(2)
Represents various accruals that are each individually less than 5% of total current liabilities, including accruals for non-contract payables, taxes other than income taxes, country-specific employee benefits, operating lease obligations, derivatives, and medical and legal obligations.

(3)
Represents various accruals that are each individually less than 5% of total liabilities, including accruals for non-contract payables, taxes other than income taxes, operating lease obligations, deferred rent, and country-specific employee benefits.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. FACILITY REALIGNMENT AND CHANGE-IN-CONTROL LIABILITIES
At December 31, 2014 and 2013, we had a facility realignment liability related to the recognition of future operating lease expense for vacated facility capacity where we remain contractually obligated to a lessor. The liability was recognized within other current and non-current liabilities, as applicable, based upon the anticipated timing of payments. Additionally, at the Acquisition Closing Date, we assumed change-in-control obligations of approximately $37,000 in connection with the Shaw Acquisition that were paid during 2013. The following table summarizes the movements in the facility realignment and change-in-control liabilities during 2014 and 2013:

	Years Ended December 31,
	2014	2013
Beginning Balance	$12,111	$12,752
Charges (1)	14,287	6,804
Shaw Acquisition-related obligations	—	37,000
Cash payments	(12,044)	(44,472)
Foreign exchange and other	—	27
Ending Balance (2)	$14,354	$12,111

(1)
During 2014 and 2013, charges of $14,287 and $6,804, respectively, were recognized within acquisition and integration related costs related to facility consolidations and the associated accelerated lease costs for vacated facilities. The charges in 2014 were associated with vacated facilities primarily in our Engineering, Construction and Maintenance and Environmental Solutions operating groups, and the charges in 2013 were associated with vacated facilities in our Engineering, Construction and Maintenance and Technology operating groups.

(2)
Future cash payments for our existing obligations at December 31, 2014 are anticipated to be approximately $6,200, $2,100, $1,100, $1,000, $1,000 and $3,000 in 2015, 2016, 2017, 2018, 2019, and thereafter, respectively.

10. DEBT
Our outstanding debt at December 31, 2014 and 2013 was as follows:

	December 31,
	2014	2013
Current
Revolving facility and other short-term borrowings	$164,741	$115,000
Current maturities of long-term debt	105,997	100,000
Current debt	$270,738	$215,000
Long-Term
Term Loan: $1,000,000 term loan (interest at LIBOR plus an applicable floating margin)	$825,000	$925,000
Senior Notes: $800,000 senior notes, series A-D (fixed interest ranging from 4.15% to 5.30%)	800,000	800,000
Other long-term debt	45,155	—
Less: current maturities of long-term debt	(105,997)	(100,000)
Long-term debt	$1,564,158	$1,625,000
Committed Facilities—We have a five-year, $1,350,000, committed and unsecured revolving facility (the "Revolving Facility") with Bank of America ("BofA"), as administrative agent, and BNP Paribas Securities Corp., BBVA Compass, Credit Agricole Corporate and Investment Bank ("Credit Agricole") and The Royal Bank of Scotland plc, each as syndication agents, which expires in October 2018. The Revolving Facility has a $675,000 aggregate borrowing and financial letter of credit sublimit (with financial letters of credit not to exceed $270,000) and certain financial covenants, including a maximum leverage ratio of 3.00, a minimum fixed charge coverage ratio of 1.75, and a minimum net worth level calculated as $1,989,452 at December 31, 2014. The Revolving Facility also includes customary restrictions regarding subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, and mergers and acquisitions, and includes a trailing twelve-month limitation of $250,000 for dividend payments and share repurchases if our leverage ratio exceeds 1.50 (unlimited if our leverage ratio is equal to or below 1.50), among other restrictions. In addition to interest on debt borrowings, we are assessed

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. The interest, commitment fee, and letter of credit fee percentages are based upon our quarterly leverage ratio. In the event we borrow funds under the facility, interest is assessed at either prime plus an applicable floating margin (3.25% and 0.75%, respectively at December 31, 2014), or LIBOR plus an applicable floating margin (0.17% and 1.75%, respectively at December 31, 2014). At December 31, 2014, we had no outstanding borrowings under the facility; however, we had $228,241 of outstanding letters of credit under the facility (none of which were financial letters of credit), providing $1,121,759 of available capacity, of which $675,000 may be utilized for borrowings. During 2014, our weighted average interest rate on borrowings under the facility was approximately 1.9%, inclusive of the applicable floating margin.
We also have a five-year, $650,000, committed and unsecured revolving credit facility (the “Second Revolving Facility”) with BofA, as administrative agent, and Credit Agricole, as syndication agent, which expires in February 2018. The Second Revolving Facility, which supplements our Revolving Facility, has a $487,500 borrowing and financial letter of credit sublimit and includes financial and restrictive covenants similar to those noted above for the Revolving Facility. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. The interest, commitment fee, and letter of credit fee percentages are based upon our quarterly leverage ratio. In the event we borrow funds under the facility, interest is assessed at either prime plus an applicable floating margin (3.25% and 0.75%, respectively at December 31, 2014) or LIBOR plus an applicable floating margin (0.17% and 1.75%, respectively at December 31, 2014). At December 31, 2014, we had $66,000 of outstanding borrowings and $32,489 of outstanding letters of credit under the facility (including $8,130 of financial letters of credit), providing $551,511 of available capacity, of which $413,370 may be utilized for borrowings. During 2014, our weighted average interest rate on borrowings under the facility was approximately 3.3%, inclusive of the applicable floating margin.
Uncommitted Facilities—We also have various short-term, uncommitted letter of credit and borrowing facilities (the “Uncommitted Facilities”) across several geographic regions of approximately $3,221,851, of which $310,000 may be utilized for borrowings ($308,882 at December 31, 2014, net of letter of credit utilization of $1,118 under certain facilities). At December 31, 2014, we had $98,740 of outstanding borrowings and $1,187,937 of outstanding letters of credit under these facilities, providing $1,935,174 of available capacity, of which $210,142 may be utilized for borrowings. During 2014, our weighted average interest rate on borrowings under the facility was approximately 1.2%.
Term Loan—At December 31, 2014, we had $825,000 outstanding on our four-year, $1,000,000 unsecured term loan (the "Term Loan") with BofA as administrative agent, which was used to fund a portion of the Shaw Acquisition. Interest and principal under the Term Loan is payable quarterly in arrears and bears interest at LIBOR plus an applicable floating margin (0.17% and 1.75%, respectively at December 31, 2014). However, we continue to utilize an interest rate swap to hedge against $416,625 of the outstanding $825,000 Term Loan, which resulted in a weighted average interest rate of approximately 2.2% during 2014, inclusive of the applicable floating margin. Future annual maturities for the Term Loan are $100,000, $150,000 and $575,000 in 2015, 2016 and 2017, respectively. The Term Loan includes financial and restrictive covenants similar to those noted above for the Revolving Facility.
Senior Notes—We have a series of senior notes totaling $800,000 in the aggregate (the “Senior Notes”), with Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Credit Agricole, as administrative agents, which were used to fund a portion of the Shaw Acquisition. The Senior Notes have financial and restrictive covenants similar to those noted above for the Revolving Facility. The Senior Notes include Series A through D, which contain the following terms:

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
Other Long-Term Debt—At December 31, 2014, we also had $45,155 outstanding on a $48,081 six-year secured (construction equipment) term loan. Interest and principal under the loan is payable monthly in arrears and bears interest at 3.26%. Future annual maturities are $5,997, $6,196, $6,401, $6,613, $6,832 and $13,116 for 2015, 2016, 2017, 2018, 2019, and 2020, respectively.
Westinghouse Bonds—In conjunction with the Shaw Acquisition, in the first quarter of 2013, we paid approximately 128,980,000 Japanese Yen (approximately $1,353,700) to settle bond obligations associated with Shaw's former 20% investment in Westinghouse Electric Company (“WEC”). The bond holders were repaid from proceeds of a trust account (approximately $1,309,000) established by Shaw prior to the Acquisition Closing Date and a payment by CB&I (approximately $44,700). The bond obligations, and the associated trust account cash, were included in the Acquisition Closing Date Balance Sheet.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compliance and Other—During 2014, maximum outstanding borrowings under our revolving credit and other facilities were approximately $929,240. In addition to providing letters of credit, we also issue surety bonds in the ordinary course of business to support our contract performance. At December 31, 2014, we had $530,642 of outstanding surety bonds. At December 31, 2014, we were in compliance with all of our restrictive and financial covenants associated with our debt and revolving credit and other facilities. Capitalized interest was insignificant in 2014, 2013 and 2012.
11. FINANCIAL INSTRUMENTS
Derivatives
Foreign Currency Exchange Rate Derivatives —At December 31, 2014, the notional value of our outstanding forward contracts to hedge certain foreign exchange-related operating exposures was approximately $144,300. These contracts vary in duration, maturing up to five years from period-end. We designate certain of these hedges as cash flow hedges and accordingly, changes in their fair value are recognized in AOCI until the associated underlying operating exposure impacts our earnings. We exclude forward points, which are recognized as ineffectiveness within cost of revenue and are not material to our earnings, from our hedge assessment analysis.
Interest Rate Derivatives —We continue to utilize a swap arrangement to hedge against interest rate variability associated with $416,625 of our outstanding $825,000 Term Loan. The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Loan at inception and through December 31, 2014. Accordingly, changes in the fair value of the swap arrangement are recognized in AOCI until the associated underlying exposure impacts our earnings.
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

•
Level 3—Fair value is based upon internally-developed models that use, as their basis, significant unobservable market parameters. We did not have any Level 3 classifications at December 31, 2014 or 2013.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the fair value of our cash and cash equivalents, foreign currency exchange rate derivatives and interest rate derivatives at December 31, 2014 and 2013, respectively, by valuation hierarchy and balance sheet classification:

	December 31, 2014				December 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$351,323	$—	$—	$351,323	$420,502	$—	$—	$420,502
Derivatives (1)
Other current assets	—	852	—	852	—	2,155	—	2,155
Other non-current assets	—	2,248	—	2,248	—	4,705	—	4,705
Total assets at fair value	$351,323	$3,100	$—	$354,423	$420,502	$6,860	$—	$427,362
Liabilities
Derivatives
Other current liabilities	$—	$(12,728)	$—	$(12,728)	$—	$(3,818)	$—	$(3,818)
Other non-current liabilities	—	(1,873)	—	(1,873)	—	(450)	—	(450)
Total liabilities at fair value	$—	$(14,601)	$—	$(14,601)	$—	$(4,268)	$—	$(4,268)

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

The carrying values of our accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. At December 31, 2014, the fair value of our Term Loan, based upon the current market rates for debt with similar credit risk and maturity, approximated its carrying value as interest is based upon LIBOR plus an applicable floating margin. Our Senior Notes are categorized within level 2 of the valuation hierarchy and had a total fair value of approximately $785,100 and $753,700 at December 31, 2014 and 2013, respectively, based on the current market rates for debt with similar credit risk and maturities.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivatives Disclosures
Fair Value—The following table presents the total fair value by underlying risk and balance sheet classification for derivatives designated as cash flow hedges and derivatives not designated as cash flow hedges at December 31, 2014 and 2013:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Classification	December 31, 2014	December 31, 2013	Balance Sheet Classification	December 31, 2014	December 31, 2013
Derivatives designated as cash flow hedges
Interest rate	Other current and non-current assets	$2,258	$3,772	Other current and non-current liabilities	$(1,229)	$(2,233)
Foreign currency	Other current and non-current assets	39	861	Other current and non-current liabilities	(4,996)	(853)
		$2,297	$4,633		$(6,225)	$(3,086)
Derivatives not designated as cash flow hedges
Interest rate	Other current and non-current assets	$—	$—	Other current and non-current liabilities	$—	$—
Foreign currency	Other current and non-current assets	803	2,227	Other current and non-current liabilities	(8,376)	(1,182)
		$803	$2,227		$(8,376)	$(1,182)
Total fair value		$3,100	$6,860		$(14,601)	$(4,268)
Master Netting Arrangements ("MNAs")—Our derivatives are executed under International Swaps and Derivatives Association MNAs, which generally allow us and our counterparties to net settle, in a single net payable or receivable, obligations due on the same day, in the same currency and for the same type of derivative instrument. We have elected the option to record all derivatives on a gross basis in our Balance Sheet. The following table presents our derivative assets and liabilities at December 31, 2014 on a gross basis and a net settlement basis:

	Gross Amounts Recognized (i)	Gross Amounts Offset on the Balance Sheet (ii)	Net Amounts Presented on the Balance Sheet (iii) = (i) - (ii)	Gross Amounts Not Offset on the Balance Sheet (iv)		Net Amount (v) = (iii) - (iv)
				Financial Instruments	Cash Collateral Received
Derivatives
Assets:
Interest rate	$2,258	$—	$2,258	$—	$—	$2,258
Foreign currency	842	—	842	(500)	—	342
Total assets	$3,100	$—	$3,100	$(500)	$—	$2,600
Liabilities:
Interest rate	$(1,229)	—	$(1,229)	—	—	(1,229)
Foreign currency	(13,372)	—	(13,372)	500	—	(12,872)
Total liabilities	$(14,601)	$—	$(14,601)	$500	$—	$(14,101)

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AOCI/Other—The following table presents the total value, by underlying risk, recognized in other comprehensive income (“OCI”) and reclassified from AOCI to interest expense (interest rate derivatives) and cost of revenue (foreign currency derivatives) during 2014 and 2013 for derivatives designated as cash flow hedges:

	Amount of Gain (Loss) on Effective Derivative Portion
	Recognized in OCI		Reclassified from AOCI into Earnings (1)
	Years Ended December 31,
	2014	2013	2014	2013
Derivatives designated as cash flow hedges
Interest rate	$(2,649)	$(278)	$(2,139)	$(1,817)
Foreign currency	(4,913)	228	(1,519)	1,304
Total	$(7,562)	$(50)	$(3,658)	$(513)

(1)	Net unrealized losses totaling $5,414 are anticipated to be reclassified from AOCI into earnings during the next 12 months due to settlement of the associated underlying obligations.
The following table presents the total value recognized in cost of revenue for 2014 and 2013 for foreign currency derivatives not designated as cash flow hedges:

	Amount of Gain (Loss) Recognized in Earnings
	Years Ended December 31,
	2014	2013
Derivatives not designated as cash flow hedges
Foreign currency	$(5,114)	$2,607
Total	$(5,114)	$2,607
12. RETIREMENT BENEFITS
Defined Contribution Plans
We sponsor multiple defined contribution plans for eligible employees with various features including voluntary pre-tax salary deferrals, matching contributions, and savings plan contributions in the form of cash or our common stock, to be determined annually. During 2014, 2013 and 2012, we expensed $73,444, $82,655 and $53,189, respectively, for these plans. In addition, we sponsor several other defined contribution plans that cover salaried and hourly employees for which we do not provide contributions. The cost of these plans was not significant to us in 2014, 2013 or 2012.
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
Components of Net Periodic Benefit Cost

	Pension Plans			Other Postretirement Plans
	2014	2013	2012	2014	2013	2012
Service cost	$9,113	$6,795	$3,862	$1,037	$1,244	$1,124
Interest cost	33,530	31,159	26,623	2,279	2,064	2,571
Expected return on plan assets	(36,577)	(30,611)	(23,856)	—	—	—
Amortization of prior service credits	(465)	(466)	(452)	—	(266)	(269)
Recognized net actuarial losses (gains)	4,649	4,555	2,718	(863)	(517)	(348)
Settlement/curtailment (1)	—	—	—	—	—	(2,841)
Net periodic benefit cost	$10,250	$11,432	$8,895	$2,453	$2,525	$237

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Change in Projected Benefit Obligation

	Pension Plans		Other Postretirement Plans
	2014	2013	2014	2013
Projected benefit obligation at beginning of year	$882,471	$673,686	$46,637	$50,603
Acquisition (2)	—	154,311	—	—
Service cost	9,113	6,795	1,037	1,244
Interest cost	33,530	31,159	2,279	2,064
Actuarial loss (gain) (3)	153,887	15,767	3,199	(5,242)
Plan participants’ contributions	3,443	3,306	1,625	1,517
Amendments	(4,119)	—	—	—
Benefits paid	(35,945)	(34,672)	(3,319)	(3,549)
Currency translation (4)	(96,858)	32,119	—	—
Projected benefit obligation at end of year	$945,522	$882,471	$51,458	$46,637
Change in Plan Assets

	Pension Plans		Other Postretirement Plans
	2014	2013	2014	2013
Fair value of plan assets at beginning of year	$779,626	$565,707	$—	$—
Acquisition (2)	—	157,591	—	—
Actual return on plan assets	95,294	39,604	—	—
Benefits paid	(35,945)	(34,672)	(3,319)	(3,549)
Employer contributions (5)	19,957	18,908	1,694	2,032
Plan participants’ contributions	3,443	3,306	1,625	1,517
Currency translation (4)	(79,156)	29,182	—	—
Fair value of plan assets at end of year	$783,219	$779,626	$—	$—
Funded status	$(162,303)	$(102,845)	$(51,458)	$(46,637)
Balance Sheet Position

	Pension Plans		Other Postretirement Plans
	2014	2013	2014	2013
Prepaid benefit cost within other non-current assets	$14,524	$19,675	$—	$—
Accrued benefit cost within other current liabilities	(2,975)	(3,284)	(2,895)	(3,139)
Accrued benefit cost within other non-current liabilities	(173,852)	(119,236)	(48,563)	(43,498)
Net funded status recognized	$(162,303)	$(102,845)	$(51,458)	$(46,637)

Unrecognized net prior service credits	$(5,111)	$(2,026)	$—	$—
Unrecognized net actuarial losses (gains)	186,838	114,976	(13,360)	(17,419)
Accumulated other comprehensive loss (income), before taxes (6)	$181,727	$112,950	$(13,360)	$(17,419)

(1)	The settlement/curtailment amount was associated with termination of benefits for our United Kingdom ("U.K.") postretirement plan in 2012.

(2)	The acquisition amounts include the projected benefit obligation and plan asset balances at the Acquisition Closing Date associated with pension plans acquired in the Shaw Acquisition.

(3)	The actuarial pension plan loss for 2014 was primarily associated with a decrease in discount rate assumptions for our pension plans.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)
The currency translation loss for 2014 was primarily associated with the strengthening of the U.S. Dollar against the currencies associated with our international pension plans, primarily the Euro and British Pound.

(5)	During 2015, we expect to contribute approximately $18,545 and $2,895 to our pension and other postretirement plans, respectively.

(6)	During 2015, we expect to recognize $675 and $7,506 of previously unrecognized net prior service pension credits and net actuarial pension losses, respectively.
Accumulated Benefit Obligation—At December 31, 2014 and 2013, the accumulated benefit obligation for all defined benefit pension plans was $926,365 and $868,230, respectively. The following table includes summary information for those defined benefit plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
	2014	2013
Projected benefit obligation	$824,988	$758,452
Accumulated benefit obligation	$805,830	$744,211
Fair value of plan assets	$648,162	$635,935
Plan Assumptions—The following table reflects the weighted-average assumptions used to measure our defined benefit pension and other postretirement plans:

	Pension Plans		Other Postretirement Plans
	2014	2013	2014	2013
Weighted-average assumptions used to determine benefit obligations at December 31,
Discount rate	2.64%	3.97%	4.13%	4.94%
Rate of compensation increase (1)	2.76%	2.78%	n/a	n/a
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31,
Discount rate	3.97%	3.95%	4.94%	4.05%
Expected long-term rate of return on plan assets (2)	4.80%	4.45%	n/a	n/a
Rate of compensation increase (1)	2.76%	2.78%	n/a	n/a

(1)	The rate of compensation increase relates solely to the defined benefit plans that factor compensation increases into the valuation.

(2)	The expected long-term rate of return on plan assets was derived using historical returns by asset category and expectations of future performance.
Benefit Payments—The following table includes the expected defined benefit and other postretirement plan payments for the next 10 years:

	Pension	Other Postretirement
Year	Plans	Plans
2015	$36,099	$2,895
2016	$36,960	$3,204
2017	$42,409	$3,400
2018	$37,873	$3,555
2019	$38,431	$3,633
2020-2024	$206,234	$18,163
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

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our defined benefit plan assets in the U.S. are invested in well-diversified portfolios of equity (including U.S. large, mid and small-capitalization and international equities) and fixed income securities (including corporate and government bonds). Non-U.S. defined benefit plan assets are similarly invested in well-diversified portfolios of equity, fixed income and other securities. At December 31, 2014, our target weighted-average asset allocations by asset category were: equity securities (35%-40%), fixed income securities (60%-65%), and other investments (0%-5%).
The following tables present the fair value of our plan assets by investment category and valuation hierarchy level at December 31, 2014 and 2013:

	December 31, 2014
	Quoted Market Prices In Active Markets (Level 1)	Internal Models With Significant Observable Market Parameters (Level 2)	Internal Models With Significant Unobservable Market Parameters (Level 3)	Total Carrying Value On The Consolidated Balance Sheet
Asset Category
Equity Securities:
Global Equities	$4,661	$—	$—	$4,661
International Funds (a)	—	194,336	—	194,336
Emerging Markets Growth Funds	—	17,584	—	17,584
U.S. Large-Cap Growth Funds	—	11,796	—	11,796
U.S. Mid-Cap Growth Funds	—	886	—	886
U.S. Small-Cap Growth Funds	—	498	—	498
U.S. Small-Cap Value Funds	—	505	—	505
Fixed Income Securities:
Euro Government Bonds (b)	—	184,979	—	184,979
Euro Corporate Bonds (c)	—	89,356	—	89,356
U.K. Government Index-Linked Bonds (d)	—	101,779	—	101,779
U.K. Corporate Bonds (e)	—	17,989	—	17,989
Other International Bonds (f)	—	69,455	—	69,455
U.S. Corporate and Government Bonds	—	3,046	—	3,046
Guaranteed Investment Contracts	—	821	—	821
Other Investments:
Commodities	—	9,278	—	9,278
Asset Allocation Funds (g)	—	76,250	—	76,250
Total Assets at Fair Value	$4,661	$778,558	$—	$783,219

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2013
	Quoted Market Prices In Active Markets (Level 1)	Internal Models With Significant Observable Market Parameters (Level 2)	Internal Models With Significant Unobservable Market Parameters (Level 3)	Total Carrying Value On The Consolidated Balance Sheet
Asset Category
Equity Securities:
Global Equities	$6,027	$—	$—	$6,027
International Funds (a)	—	209,553	—	209,553
Emerging Markets Growth Funds	—	21,258	—	21,258
U.S. Large-Cap Growth Funds	—	11,677	—	11,677
U.S. Mid-Cap Growth Funds	—	843	—	843
U.S. Small-Cap Growth Funds	—	492	—	492
U.S. Small-Cap Value Funds	—	493	—	493
Fixed Income Securities:
Euro Government Bonds (b)	—	202,324	—	202,324
Euro Corporate Bonds (c)	—	82,096	—	82,096
U.K. Government Index-Linked Bonds (d)	—	93,540	—	93,540
U.K. Corporate Bonds (e)	—	18,212	—	18,212
Other International Bonds (f)	—	69,820	—	69,820
U.S. Corporate and Government Bonds	—	2,741	—	2,741
Guaranteed Investment Contracts	—	852	—	852
Other Investments:
Commodities	—	10,920	—	10,920
Asset Allocation Funds (g)	—	48,778	$—	48,778
Total Assets at Fair Value	$6,027	$773,599	$—	$779,626
The following provides descriptions for plan asset categories with significant balances in the tables above:

(a)	Investments in various funds that track international indices.

(b)	Investments in European Union government securities with credit ratings of primarily AAA.

(c)	Investments in European fixed interest securities with credit ratings of primarily BBB and above.

(d)	Investments predominantly in U.K. Treasury securities with credit ratings of primarily AAA.

(e)	Investments predominantly in U.K. fixed interest securities with credit ratings of primarily BBB and above.

(f)	Investments predominantly in various international fixed income obligations that are individually insignificant.

(g)	Investments in fixed income securities, equities and alternative asset classes, including commodities and property assets.
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
Health Care Cost Inflation—As noted above, we provide specific medical benefits for certain groups of retirees and their dependents in the U.S., subject to vesting requirements. Under our program in the U.S., certain eligible current and future retirees are covered by a defined fixed dollar benefit, under which our costs for each participant are fixed, based upon prior years of service of each retired employee. Additionally, there is a closed group of U.S. retirees for which we assume some or all of the cost of coverage. For this group, health care cost trend rates are projected at annual rates ranging from 7% in 2015 down

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to 5% in 2019 and beyond. Under the U.S. program, since 2012, new employees are not eligible for post-retirement medical benefits. During 2013, benefits under our former U.K. plan were terminated.
Increasing (decreasing) the assumed health care cost trends by one percentage point for our U.S. program is estimated to increase (decrease) the total of the service and interest cost components of net postretirement health care cost for 2014 and the accumulated postretirement benefit obligation at December 31, 2014, as follows:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost	$63	$(56)
Effect on postretirement benefit obligation	$1,430	$(1,283)
Multi-Employer Pension Plans—We contribute to certain union sponsored multi-employer defined benefit pension plans in the U.S. and Canada. Benefits under these plans are generally based upon years of service and compensation levels. Under U.S. legislation regarding such pension plans, the risks of participation are different than single-employer pension plans as (1) assets contributed to the plan by a company may be used to provide benefits to participants of other companies, (2) if a participating company discontinues contributions to a plan, other participating companies may have to cover any unfunded liability that may exist, and (3) a company is required to continue funding its proportionate share of a plan’s unfunded vested benefits in the event of withdrawal (as defined by the legislation) from a plan or plan termination. The following table provides additional information regarding our significant multi-employer defined benefit pension plans, including the funding level of each plan (or zone status, as defined by the Pension Protection Act), whether actions to improve the funding level of the plan have been implemented, where required (a funding improvement plan (“FIP”) or rehabilitation plan (“RP”)), and our contributions to each plan and total contributions for 2014, 2013 and 2012, among other disclosures:

	EIN/Plan Number	Plan Year End	Pension Protection Act (% Funded) (1)		FIP/RP Plan (1)	Total Company Contributions (2)			Expiration Date of Collective- Bargaining Agreement (4)
Pension Fund			2014	2013		2014	2013	2012
Boilermaker-Blacksmith National Pension Trust	48-6168020-001	12/31	65%-80%	65%-80%	Yes	$33,105	$20,549	$6,910	Various
Twin City Carpenters and Joiners Pension Fund	41-6043137-001	12/31	65%-80%	65%-80%	Yes	6,010	2,752	1,665	04/16
Middle Tennessee Carpenters And Millwrights Pension Fund	62-6101275-001	4/30	>80%	>80%	No	4,729	1,297	—	Various
Plumbers and Pipefitters National Pension Fund	52-6152779-001	6/30	65%-80%	65%-80%	Yes	3,895	3,336	—	Various
Twin City Iron Workers Pension Plan	41-6084127-001	12/31	65%-80%	65%-80%	Yes	2,791	1,272	657	04/16
Minnesota Laborers Pension Plan	41-6159599-001	12/31	>80%	>80%	No	2,584	1,444	745	04/16
Plumbers and Steamfitters Local 150 Pension Fund	58-6116699-001	12/31	65%-80%	< 65%	Yes	2,154	1,788	—	Various
Southern Ironworkers Pension Fund	59-6227091-001	12/31	>80%	>80%	No	2,150	612	—	Various

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	EIN/Plan Number	Plan Year End	Pension Protection Act (% Funded) (1)		FIP/RP Plan (1)	Total Company Contributions (2)			Expiration Date of Collective- Bargaining Agreement (4)
Pension Fund			2014	2013		2014	2013	2012
Central Laborers Pension Fund	37-6052379-001	12/31	<65%	< 65%	Yes	1,881	1,609	—	Various
Upstate New York Engineers Pension Fund	15-0614642-001	3/31	65%-80%	<65%	Yes	1,806	1,667	—	Various
IBEW Local 1579 Pension Plan	58-1254974-001	9/30	>80%	65%-80%	No	1,401	1,114	—	Various
National Electrical Benefit Fund	53-0181657-001	12/31	>80%	65%-80%	No	1,359	2,300	—	Various
Ironworkers Mid-America Pension Plan	36-6488227-001	12/31	>80%	65%-80%	No	1,227	2,073	—	Various
Plumbers & Pipefitters Local Union 421 Pension Fund Trust	57-0524232-001	8/31	>80%	>80%	No	1,134	913	—	Various
Plumbers & Steamfitters Local 577 Pension Plan	31-6134953-001	8/31	65%-80%	65%-80%	Yes	1,075	500	—	Various
Boilermakers’ National Pension Plan (Canada)	366708	12/31	N/A	N/A	N/A	10,795	14,033	9,748	04/15
Edmonton Pipe Industry Pension Plan (Canada)	546028	12/31	N/A	N/A	N/A	2,896	5,612	5,623	04/15
Alberta Ironworkers Pension Fund (Canada)	555656	12/31	N/A	N/A	N/A	787	2,775	1,480	04/15
Alberta Carpenters Pension Fund (Canada)	0381723	12/31	N/A	N/A	N/A	40	1,087	142	04/15
All Other (3)						36,268	32,262	423
						$118,087	$98,995	$27,393

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

(2)
Our 2014 contributions as a percentage of total plan contributions were not available for any of our plans. For 2013, our contributions to the Plumbers & Streamfitters Local 150 Pension Fund, the Southern Ironworkers Pension Fund, the IBEW Local 1579 Pension Plan, the Iron Workers' Mid-America Pension Plan, the Plumbers & Pipefitters Local Union 421 Pension Fund Trust, the Plumbers & Steamfitters Local 577 Pension Plan, the Boilermakers’ National Pension Plan (Canada) and the Edmonton Pipe Industry Pension Plan (Canada) exceeded 5% of total plan contributions. For 2012, our contributions to the Boilermakers’ National Pension Plan (Canada), the Alberta Ironworkers Pension Fund (Canada) and the Edmonton Pipe Industry Pension Plan (Canada) exceeded 5% of total plan contributions. The level of our contributions to each plan noted above varies from period to period based upon the level of work being performed that is covered under the applicable collective-bargaining agreement.

(3)	Our remaining contributions are to various U.S. and Canadian plans, which are individually immaterial.

(4)	The expiration dates of our labor agreements associated with the plans noted as "Various" above vary based upon the duration of the applicable projects.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We also contribute to our multi-employer plans for annuity benefits covered under the defined contribution portion of the plans as well as health benefits. We made contributions to our multi-employer plans of $110,743, $102,025 and $13,271 during 2014, 2013, and 2012, respectively, for these additional benefits.
13. COMMITMENTS AND CONTINGENCIES
Leases—Certain facilities and equipment, including project-related field equipment, are rented under operating leases that expire at various dates through 2035. Rent expense for operating leases was $144,288, $147,100 and $76,880 in 2014, 2013 and 2012, respectively. Future minimum payments under non-cancelable operating leases having initial terms of one year or more are as follows:

Year	Amount
2015	$109,589
2016	79,253
2017	58,580
2018	47,835
2019	36,501
Thereafter	104,258
Total (1)	$436,016

(1)	Approximately $9,413 of minimum lease payments above are contractually recoverable through our cost-reimbursable projects.
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
Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Over the past several decades and through December 31, 2014, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 5,700 plaintiffs and, of those claims, approximately 1,700 claims were pending and 4,000 have been closed through dismissals or settlements. Over the past several decades and through December 31, 2014, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount of approximately two thousand dollars per claim. We review each case on its own merits and make accruals based upon the probability of loss and our estimates of the amount of liability and related expenses, if any. While we have seen an increase in the number of recent filings, especially in one specific venue, we do not believe that the increase or any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow, and at December 31, 2014, we had approximately $5,000 accrued for liability and related expenses. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that we may expect to recover because of the variability in coverage amounts, limitations and deductibles, or the viability of carriers, with respect to our insurance policies for the years in question.
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
We believe we are in compliance, in all material respects, with environmental laws and regulations and maintain insurance coverage to mitigate our exposure to environmental liabilities. We do not believe any environmental matters will have a material adverse effect on our future results of operations, financial position or cash flow. We do not anticipate we will incur material capital expenditures for environmental controls or for the investigation or remediation of environmental conditions during 2015 or 2016.
Letters of Credit/Surety Bonds—In the ordinary course of business, we may obtain surety bonds and letters of credit, which we provide to our customers to secure advance payment or our performance under our contracts, or in lieu of retention being withheld on our contracts. In the event of our non-performance under a contract and an advance being made by a bank pursuant to a draw on a letter of credit, the advance would become a borrowing under a credit facility and thus our direct obligation. Where a surety incurs such a loss, an indemnity agreement between the parties and us may require payment from our excess cash or a borrowing under our credit facilities. When a contract is completed, the contingent obligation terminates and the bonds or letters of credit are returned. At December 31, 2014, we had provided $1,896,161 of surety bonds and letters of credit to support our contracting activities in the ordinary course of business. This amount fluctuates based upon the mix and level of contracting activity.
Insurance—We have elected to retain portions of future losses, if any, through the use of deductibles and self-insured retentions for our exposures related to third party liability and workers’ compensation. Liabilities in excess of these amounts are the responsibilities of an insurance carrier. To the extent we are self-insured for these exposures, reserves (see Note 8) have been provided based upon our best estimates, with input from our legal and insurance advisors. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the near-term. We believe that reasonably possible losses, if any, for these matters, to the extent not otherwise disclosed and net of recorded reserves, will not have a material adverse effect on our future results of operations, financial position or cash flow. At December 31, 2014, we had outstanding surety bonds and letters of credit of $83,148 relating to our insurance programs.
Income Taxes—Income tax and associated interest reserves, where applicable, are recorded in those instances where we consider it more likely than not that additional tax will be due in excess of amounts reflected in income tax returns filed worldwide, irrespective of whether or not we receive tax assessments. We continually review our exposure to additional income tax obligations and, as further information is known or events occur, changes in our tax and interest reserves may be recorded within income tax expense and interest expense, respectively.
14. SHAREHOLDERS' EQUITY
Treasury Stock—Under Dutch law and our Articles of Association, we may hold no more than 10% of our issued share capital at any time.
AOCI—The following tables present changes in AOCI, net of tax, by component, and reclassification of AOCI into earnings, net of tax, for each component, during 2014:

	Year Ended December 31, 2014
	Currency Translation Adjustment (1)	Unrealized Fair Value Of Cash Flow Hedges	Defined Benefit Pension and Other Postretirement Plans	Total
Balance at December 31, 2013	$(46,580)	$1,771	$(75,124)	$(119,933)
OCI before reclassifications	(87,207)	(7,061)	(56,950)	(151,218)
Amounts reclassified from AOCI	—	2,577	6,177	8,754
Net OCI	(87,207)	(4,484)	(50,773)	(142,464)
Balance at December 31, 2014	$(133,787)	$(2,713)	$(125,897)	$(262,397)

(1)	The currency translation adjustment component of AOCI was impacted during 2014 primarily by movements in the Euro, British Pound, and Australian Dollar exchange rates against the U.S. Dollar.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts
Reclassified
AOCI Components	From AOCI
Unrealized Fair Value Of Cash Flow Hedges (1)
Interest rate derivatives (interest expense)	$2,139
Foreign currency derivatives (cost of revenue)	1,519
Total, before taxes	$3,658
Taxes	(1,081)
Total, net of taxes	$2,577
Defined Benefit Pension and Other Postretirement Plans (2)
Amortization of prior service credits	$(465)
Recognized net actuarial losses	3,786
Total, before taxes	$3,321
Taxes	2,856
Total, net of taxes	$6,177

(1)	See Note 11 for further discussion of our cash flow hedges, including the total value reclassified from AOCI to earnings.

(2)	See Note 12 for further discussion of our defined benefit and other postretirement plans, including the components of net periodic benefit cost.
Other—Changes in common stock, additional paid-in capital, stock held in trust and treasury stock during 2014 and 2013 primarily relate to activity associated with our stock-based compensation plans and share repurchases. Changes during 2013 also included the impact of shares issued in connection with the Shaw Acquisition.
15. STOCK-SETTLED AND CASH-SETTLED EQUITY-BASED PLANS
General—Under our Long-Term Incentive Plan, we can issue shares to employees and directors in the form of restricted stock units ("RSUs"), performance shares and stock options. Additionally, in conjunction with the Shaw Acquisition, at the Acquisition Closing Date we converted certain Shaw stock-settled equity-based awards (including RSUs and stock options) and cash-settled equity-based awards (including RSUs and stock appreciation rights ("SARs")) to equivalent CB&I awards. Our cash-settled equity-based awards only relate to the unvested Shaw awards existing at the Acquisition Closing Date that were replaced with CB&I equivalent awards. We had no additional cash-settled equity-based grants during 2013 or 2014.
Our Long-Term Incentive Plan and the aforementioned awards converted in conjunction with the Shaw Acquisition (collectively our "Incentive Plans") are administered by the Organization and Compensation Committee of our Board of Supervisory Directors, which selects those employees eligible to receive awards and determines the number of shares or options subject to each award, as well as the terms, conditions, performance measures, and other provisions of the award.
Compensation expense related to our Incentive Plans was $64,613, $62,251 and $39,526 for 2014, 2013 and 2012, respectively. At December 31, 2014, 5,222 authorized shares remained available under the Incentive Plans for future restricted share, performance share, or stock option grants.
Under our employee stock purchase plan (“ESPP”), employees may make quarterly purchases of shares at a discount through regular payroll deductions for up to 8% of their compensation. The shares are purchased at 85% of the closing price per share on the first trading day following the end of the calendar quarter. Compensation expense related to our ESPP, representing the difference between the fair value on the date of purchase and the price paid, was $3,143, $2,188 and $1,474 for 2014, 2013 and 2012, respectively. At December 31, 2014, 3,735 authorized shares remained available for purchase under the ESPP.
Total stock-based compensation expense for the Incentive Plans and ESPP was $67,756, $64,439 and $41,000 during 2014, 2013 and 2012, respectively. At December 31, 2014, there was $59,679 of unrecognized compensation cost related to share-based grants, which is expected to be recognized over a weighted-average period of 1.4 years.
We receive a tax deduction during the period in which certain options are exercised, generally for the difference in the option exercise price and the price of the shares at the date of exercise (“intrinsic value”). Additionally, we receive a tax deduction upon the vesting of RSUs and performance shares for the price of the shares at the date of vesting. The total recognized tax benefit based on our compensation expense was $19,394, $25,123 and $13,309 for 2014, 2013 and 2012, respectively. The amount of tax deductions in excess of accumulated tax benefits recognized is reflected as a financing cash flow.

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
There were no options granted during 2014 or 2012. For options granted during 2013, the Black-Scholes option-pricing model was utilized and the weighted-average fair value per share was $20.05. The weighted-average fair value for options granted during 2013 was estimated on the grant date based upon a risk-free interest rate of 0.16%, expected dividend yield of 0.38%, expected volatility of 50% and an expected life of 5 years. The risk-free interest rate was based on the U.S. Treasury yield curve on the grant date, expected dividend yield was based on dividend levels at the grant date, expected volatility was based on the historical volatility of our stock, and the expected life of options granted represents the period of time that they are expected to be outstanding. We also use historical information to estimate option exercises and forfeitures.
The aggregate intrinsic value of options exercised during 2014, 2013 and 2012 was $12,218, $23,546 and $9,551, respectively. From the exercise of stock options in 2014, we received net cash proceeds of $9,332 and realized an actual income tax benefit of $4,906.
The following table represents stock option activity for 2014:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding options at December 31, 2013	1,063	$25.26
Exercised	(294)	$31.78
Forfeited / Expired	(16)	$46.47
Outstanding options at December 31, 2014 (1)	753	$22.36	3.9	$16,226
Exercisable options at December 31, 2014	654	$20.87	3.8	$15,095

(1)
We estimate that 736 of these options will ultimately vest. These options have a weighted-average exercise price per share of $22.01, a weighted-average remaining contractual life of 3.8 years and a current aggregate intrinsic value of $16,061.

RSUs—Our Incentive Plans allow for the issuance of RSUs that may not be sold or otherwise transferred until certain restrictions have lapsed, which is generally over a four-year graded vesting period; however, unvested RSUs converted to CB&I RSUs at the Acquisition Closing Date continue to vest over the three-year period from the original grant date. Total initial fair value for our RSUs was determined based upon the market price of our stock at the grant date applied to the total number of shares that we anticipate will fully vest. This fair value is recognized as compensation expense on a straight-line basis over the vesting period, subject to retirement eligibility expense acceleration, where applicable. RSUs granted to directors vest, and are recognized as compensation expense, over one year. The following table presents RSU activity for 2014:

	Shares	Weighted-Average Grant-Date Fair Value per Share
Nonvested RSUs
Balance at December 31, 2013	908	$43.94
Granted	517	$80.41
Vested	(409)	$39.27
Forfeited	(43)	$62.48
Balance at December 31, 2014	973	$64.15
Directors’ RSUs
Balance at December 31, 2013	18	$57.25
Granted	17	$80.45
Vested	(18)	$57.25
Balance at December 31, 2014	17	$80.45

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2013, 718 restricted shares (including 18 directors' shares subject to restrictions) were granted with a weighted-average grant date value per share of $53.09. During 2012, 381 restricted shares (including 27 directors’ shares subject to restrictions) were granted with a weighted-average grant-date fair value per share of $44.22. The total fair value of restricted shares that vested during 2014, 2013, and 2012 was $17,093, $32,041 and $32,212, respectively.
Performance Shares—Our Incentive Plans allow for the issuance of performance share awards that are subject to achievement of specific Company performance goals and generally vest over three years. Total initial fair value for these awards is determined based upon the market price of our stock at the grant date applied to the total number of shares that we anticipate will fully vest. This fair value is expensed ratably over the vesting term, subject to retirement eligibility expense acceleration, where applicable. As a result of performance conditions being met during 2014, we recognized $33,133 of compensation expense. During 2014, 312 performance shares were granted with a weighted-average grant-date fair value per share of $79.86. During 2013, 366 performance shares were granted with a weighted-average grant-date fair value per share of $57.40. During 2012, 301 performance shares were granted with a weighted-average grant-date fair value per share of $44.42. During 2014, we distributed 629 performance shares upon vesting and achievement of certain performance goals. The total fair value of performance shares that vested during 2014 was $50,244.
Cash-Settled Equity-Based Awards—As noted above, in conjunction with the Shaw Acquisition, we converted certain Shaw cash-settled equity-based awards into comparable CB&I awards, with generally the same terms and conditions as prior to the Acquisition Closing Date. Cash-settled RSUs allow the holder to receive cash equal to the value of the underlying RSUs at pre-determined vesting dates and they vest over a three-year period from the original grant date. Cash-settled SARs allow the holder to receive cash equal to the difference between CB&I’s equivalent exercise price and the market value of our stock on the exercise date, and they vest over a four-year period from the original grant date and expire ten years from the original grant date.
Compensation cost for cash-settled RSUs and SARs is re-measured each reporting period and recognized as expense over the requisite service period. These awards are re-measured based on CB&I’s closing stock price on the last business day of each reporting period (cash-settled RSUs) and using a Black-Scholes valuation model (SARs).
The following table presents cash-settled RSU activity for 2014:

	Shares	Weighted-Average Grant-Date Fair Value per Share
Nonvested Cash-Settled RSUs
Balance at December 31, 2013	137	$52.11
Granted	—	$—
Vested	(71)	$52.11
Forfeited	(12)	$52.11
Balance at December 31, 2014	54	$52.11
Cash paid upon the vesting of cash-settled RSUs during 2014 totaled $3,920, and at December 31, 2014, the liability associated with nonvested cash-settled RSUs totaled $405.
The following table presents cash-settled SAR activity for 2014:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	118	$33.39
Granted	—	$—
Exercised	(58)	$33.38
Forfeited / Expired	(4)	$33.38
Outstanding at December 31, 2014 (1)	56	$33.39	5.4	$478
Exercisable at December 31, 2014	30	$33.38	5.1	$259

(1)
We estimate that 51 of these options will ultimately vest. These SARs have a weighted-average exercise price per share of $33.39, a weighted-average remaining contractual life of 5.4 and a current aggregate intrinsic value of $440.

Cash paid upon the vesting of cash-settled SARs during 2014 totaled $2,765, and at December 31, 2014, the liability associated with cash-settled SARs totaled $1,349.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. INCOME TAXES
Income Tax Expense—The following table presents the sources of income before taxes and income tax expense, by tax jurisdiction for 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
Sources of Income Before Taxes
U.S.	$390,853	$170,641	$126,438
Non-U.S.	516,689	433,219	317,628
Total	$907,542	$603,860	$444,066
Sources of Income Tax Expense
Current income taxes
U.S. Federal (1)	$(31,274)	$(19,754)	$(28,327)
U.S. State	(8,227)	15,290	(5,532)
Non-U.S.	(114,485)	(93,839)	(51,645)
Total current income taxes	$(153,986)	$(98,303)	$(85,504)
Deferred income taxes
U.S. Federal	$(102,101)	$(7,098)	$(22,634)
U.S. State	10,142	(28,050)	(953)
Non-U.S.	(25,472)	42,181	(17,912)
Total deferred income taxes	$(117,431)	$7,033	$(41,499)
Total income tax expense	$(271,417)	$(91,270)	$(127,003)

(1)	Tax benefits of $14,021, $13,043 and $17,963 associated with share-based compensation were recorded in additional paid-in capital in 2014, 2013 and 2012, respectively.
The following is a reconciliation of income taxes at The Netherlands’ (our country of domicile) statutory rate to income tax expense for 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
Income tax expense at statutory rate (25.0% for 2014, 2013 and 2012)	$(226,885)	$(150,965)	$(111,016)
U.S. state income taxes	(13,561)	(4,356)	(5,495)
Non-deductible meals and entertainment	(8,549)	(4,878)	(2,750)
Valuation allowance established	(12,875)	(13,952)	(11,375)
Valuation allowance utilized	15,899	87,609	7,814
Statutory tax rate differential	(40,990)	(16,587)	(7,717)
Branch and withholding taxes (net of tax benefit)	(1,941)	9,195	(12,335)
Previously unrecognized tax (expense) benefit	(5,412)	(1,568)	10,899
Noncontrolling interests	22,122	13,238	6,719
Acquisition-related costs	—	(2,869)	(2,757)
Manufacturer's production exclusion/R&D credit	1,968	3,106	1,451
Tax rate changes on deferred taxes	3,456	2,527	(1,221)
Contingent liability accrual	823	(2,667)	2,205
Other, net	(5,472)	(9,103)	(1,425)
Income tax expense	$(271,417)	$(91,270)	$(127,003)
Effective tax rate	29.9%	15.1%	28.6%

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

 Deferred Taxes—The principal temporary differences included in deferred income taxes reported on the December 31, 2014 and 2013 Balance Sheets were as follows:

	December 31,
	2014	2013
Current Deferred Taxes
U.S. Federal operating losses and credits	$83,678	$—
U.S. State operating losses and credits	4,000	—
Non-U.S. operating losses	2,035	6,610
Contract revenue and cost	424,779	512,621
Employee compensation and benefit plan reserves	33,214	29,397
Legal reserves	10,102	6,009
Other	43,701	27,854
Current deferred tax asset	$601,509	$582,491
Less: valuation allowance	(33,378)	(32,291)
Net current deferred tax asset	$568,131	$550,200

Non-Current Deferred Taxes
U.S. Federal operating losses and credits	$124,534	$178,859
U.S. State operating losses and credits	69,028	58,791
Non-U.S. operating losses	77,935	96,474
Non-U.S. credits	—	3,621
Contract revenue and cost	3,767	5,221
Employee compensation and benefit plan reserves	68,384	26,497
Pensions and other	1,171	21,504
Insurance and legal reserves	14,011	28,398
Disallowed interest	31,859	31,859
Investment in foreign subsidiaries	(68,652)	(7,162)
Depreciation and amortization	(351,670)	(354,034)
Other	22,151	26,733
Non-current deferred tax (liability) asset	$(7,482)	$116,761
Less: valuation allowance	(71,036)	(78,595)
Net non-current deferred tax (liability) asset	$(78,518)	$38,166
Net total deferred tax asset	$489,613	$588,366
At December 31, 2014, we had approximately $1,200,000 of undistributed earnings that are permanently reinvested. With respect to tax consequences of repatriating our foreign earnings, distributions from our European Union subsidiaries to their Netherlands parent companies are not subject to taxation. Further, for our non-European Union companies and their subsidiaries and our U.S. companies, to the extent taxes apply, the amount of permanently reinvested earnings becomes taxable upon repatriation of assets from the subsidiary or liquidation of the subsidiary. We have accrued taxes on undistributed earnings that we intend to repatriate and we intend to permanently reinvest the remaining undistributed earnings in their respective businesses and, accordingly, have accrued no taxes on such amounts. The determination of any deferred tax liability related to permanently reinvested earnings is not practicable.
On a periodic and ongoing basis we evaluate our DTAs and assess the appropriateness of our valuation allowances ("VA"). In assessing the need for a VA, we consider both positive and negative evidence related to the likelihood of realization of the DTAs. If, based on the weight of available evidence, our assessment indicates that it is more likely than not that a DTA will not be realized, we record a VA. Our assessments include, among other things, the value and quality of our backlog, evaluations of existing and anticipated market conditions, analysis of recent and historical operating results and projections of future results, strategic plans and alternatives for associated operations, as well as asset expiration dates, where applicable. If the factors upon which we based our assessment of realizability of the DTAs differ materially from our expectations, including

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

future operating results being lower than our current estimates, our future assessments could be impacted and result in an increase in VA and increase in tax expense. For 2014, our VA decreased by $6,472 due to the net impact of the release of $15,899 of VA and the establishment of $12,875 of VA, with the remaining decrease primarily due to the impact of foreign currency translation.
At December 31, 2012, we had a recorded net operating loss ("NOL") DTA for our operations in the U.K. of $21,900, net of a VA against $74,600 of U.K. NOL DTAs for which we believed it was more likely than not that the NOLs would not be utilized. The U.K. NOL DTA was recorded in 2007 and 2008 and related to losses incurred during those years on two large fixed-price projects that were completed in the first quarter of 2010. Prior to 2013, the negative evidence with respect to the uncertainty of future earnings for our U.K. operations out-weighed the positive evidence of recent periods of profitability, and therefore, we previously had no release of VA since the U.K. NOL DTA was recorded. However, during 2013 our results for the U.K. significantly exceeded our previous expectations, due primarily to growth on existing projects, new awards for 2013, and better recovery of fixed overhead costs, such that in 2013 we fully utilized our recorded U.K. NOL DTA, and accordingly, a release of VA was required. In determining the amount of VA to release, we gave consideration to the aforementioned factors, and more specifically, the heavily weighted positive evidence of the sustained U.K. operating results, including operating results significantly exceeding 2013 plan expectations, and a stronger than previously anticipated backlog and outlook for our U.K. operations as derived from our annual fourth quarter planning process. Based on this assessment, and considering the indefinite-lived nature of the U.K. NOLs, we concluded that the positive evidence out-weighed the negative evidence with respect to realization of the unrecorded U.K. NOL DTA and determined it was more likely than not that the unrecorded U.K. NOL DTA was realizable. Therefore, in the fourth quarter of 2013, our full VA related to the U.K. NOL DTA was reversed, resulting in a decrease in tax expense of $62,800.
At December 31, 2014, we had total Non-U.S. NOLs of $353,600, including $200,000 in the U.K. and $153,600 in other jurisdictions. We believe it is more likely than not that $142,600 of Non-U.S. NOLs in jurisdictions other than the U.K., will not be utilized and have placed a VA against these NOLs. Accordingly, at December 31, 2014, our net DTA associated with Non-U.S. NOLs was $40,100. Excluding NOLs having an indefinite carryforward, principally in the U.K., the Non-U.S. NOLs will expire from 2015 to 2034.
At December 31, 2014, we had U.S.-Federal NOLs of $541,400. Of the U.S.-Federal NOLs, $18,400 were generated prior to 2013 and will expire in 2021. The remaining $523,000 of U.S.-Federal NOLs will expire from 2032 to 2033. We believe it is more likely than not that all of the U.S. Federal NOLs will be utilized. Accordingly, at December 31, 2014, our DTA associated with the U.S. Federal NOLs was $189,500.
At December 31, 2014, we had U.S.-State NOL DTAs of $73,000. We believe it is more likely than not that $55,200 of the U.S.-State NOL DTAs will not be utilized and have placed a VA against these NOL DTAs. Accordingly, at December 31, 2014, our net DTA associated with U.S.-State NOLs was $17,800. The U.S.-State NOLs will expire from 2015 to 2034.
At December 31, 2014, we had foreign tax credits ("FTCs") and other tax credits of $12,200 and $6,500, respectively. We believe it is more likely than not that the credits will be realized within the carryforward periods.
Unrecognized Income Tax Benefits—At December 31, 2014 and 2013, our unrecognized income tax benefits totaled $13,458 and $14,281, respectively, and we do not anticipate significant changes in this balance in the next twelve months. The following is a reconciliation of our unrecognized income tax benefits for the years ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014	2013
Unrecognized income tax benefits at the beginning of the year	$14,281	$5,169
Increase as a result of:
Shaw Acquisition	—	6,445
Tax positions taken during the current period	922	3,333
Decreases as a result of:
Lapse of applicable statute of limitations	(1,745)	(241)
Settlements with taxing authorities	—	(425)
Unrecognized income tax benefits at the end of the year (1)	$13,458	$14,281

(1)
If these income tax benefits were ultimately recognized, approximately $10,300 and $11,100 of the December 31, 2014 and 2013 balances, respectively, would benefit tax expense as we are contractually indemnified for the remaining balances.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have operations, and are subject to taxation, in various jurisdictions, including significant operations in the U.S., The Netherlands, Canada, the U.K., Australia, South America and the Middle East. Tax years remaining subject to examination by worldwide tax jurisdictions vary by country and legal entity, but are generally open for tax years ending after 2005. To the extent penalties and associated interest are assessed on any underpayment of income tax, such amounts are accrued and classified as a component of income tax expense and interest expense, respectively. For 2014, 2013, and 2012, interest and penalties were not significant.
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
Nuclear Projects—We have consortium agreements (the “Consortium Agreements”) with WEC under which we have contracted with two separate customers (the “Customer Contracts”) for the construction of two nuclear power plants in Georgia (the “Georgia Nuclear Project”) and South Carolina (the "South Carolina Nuclear Project") (collectively, the “Nuclear Projects”). The results of the Nuclear Projects are reflected within our Engineering, Construction and Maintenance and Fabrication Services operating groups. Under the scope of work provided in each of the Consortium Agreements, WEC is primarily responsible for engineering and procurement activities associated with the nuclear island component of the Nuclear Projects, while we are responsible for engineering, procurement and fabrication for the balance of plant and substantially all of the construction activities for the Nuclear Projects. The Customer Contracts provide WEC and us contractual entitlement (“Customer Obligation(s)”) for recovery of certain estimated costs in excess of contractually stipulated amounts. In addition to the aforementioned protections for us under the Customer Contracts, the Consortium Agreements also provide contractual entitlement for us to recover from WEC (“WEC Obligation(s)”) certain estimated costs in excess of contractually stipulated amounts, to the extent not recoverable from our customers. Project price for the Nuclear Projects includes estimated amounts recoverable under the aforementioned Customer Obligations and WEC Obligations.
At December 31, 2014 and 2013, we also had approximately $838,600 of unapproved change orders and claims included in project price related to claims with our customer for the Georgia Nuclear Project resulting from increased engineering, equipment supply, material and fabrication and construction costs resulting from regulatory-required design changes and delays in our customer’s obtaining the combined operating license (“COL”) for the project. Specifically, we have entered into a formal dispute resolution process on certain claims associated with the shield building, large structural modules and COL issuance delays. To the extent we are unsuccessful recovering these amounts from our customer, the amounts are contractually recoverable under the aforementioned WEC Obligations.
At December 31, 2014, we also had approximately $373,000 of unapproved change orders and claims included in project price related to a portion of the forecast cost impacts for the South Carolina Nuclear Project associated with extensions of schedule during 2014 and prior periods.
Through December 31, 2014, approximately $313,300 had been recognized as revenue on a cumulative POC basis related to the unapproved change orders and claims for the Nuclear Projects. Although we have not reached resolution on the aforementioned matters, at December 31, 2014, we had received contractually required partial payments totaling approximately $116,900.
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
Other—At December 31, 2014 and 2013, we had additional unapproved change orders and claims included in project price totaling approximately $98,100 and $97,000, respectively, for other projects primarily within our Engineering, Construction and Maintenance and Fabrication Services operating groups. We also had incentives included in project price of approximately $32,600 and $49,200 at December 31, 2014 and 2013, respectively, for projects in our Engineering, Construction

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and Maintenance and Environmental Solutions operating groups. Of these aforementioned amounts, approximately $99,500 had been recognized as revenue on a cumulative POC basis through December 31, 2014.
At December 31, 2014, we also had approximately $25,500 of past due receivables outstanding for one of our large cost reimbursable projects. Although the amounts may not be received in the near term, we believe they are contractually due under the provisions of our contract.
The aforementioned amounts recorded in project price and receivables reflect our best estimate of recovery amounts; however, the ultimate resolution and amounts received could differ from these estimates and could have a material adverse effect on our results of operations, financial position and cash flow.
18. SEGMENT AND RELATED INFORMATION
Segment Information
Our management structure and internal and public segment reporting are aligned based upon the services offered by the following four operating groups, which represent our reportable segments:
Engineering, Construction and Maintenance—Engineering, Construction and Maintenance provides EPC services for major energy infrastructure facilities, as well as comprehensive and integrated maintenance services. Revenue of $441,172 and income from operations of $21,606 for 2013 for a large EPC project in the U.S. that was previously reported within our Environmental Solutions (formerly Government Solutions) operating group were reclassified to our Engineering, Construction and Maintenance operating group to conform to its classification in 2014.
Fabrication Services—Fabrication Services provides fabrication of piping systems, process and nuclear modules; fabrication and erection of steel plate structures; and manufacturing and distribution of pipe and fittings for the oil and gas, petrochemicals, water and wastewater, mining, mineral processing and power generation industries.
Technology—Technology provides licensed process technologies, catalysts, and engineered products (including heat transfer and proprietary equipment and engineering, procurement and fabrication for certain process technologies) for use in petrochemical facilities, oil refineries and gas processing plants, and offers process planning and project development services and a comprehensive program of aftermarket support. Technology also has a 50% owned unconsolidated joint venture with CLG that provides licensed technologies, engineering services and catalyst, primarily for the refining industry.
Environmental Solutions—Environmental Solutions provides full-scale environmental services for government and private sector customers, including remediation and restoration of contaminated sites, site preparation, emergency response and disaster recovery, and also leads large, high-profile programs and projects, including design-build infrastructure projects, for federal, state and local governments. As discussed above, the 2013 results of a large EPC project in the U.S. that was previously reported within our Environmental Solutions operating group were reclassified to our Engineering, Construction and Maintenance operating group to conform to its classification in 2014.
Our Chief Executive Officer evaluates the performance of these operating groups based upon revenue and income from operations. Each operating group's income from operations reflects corporate costs, allocated based primarily upon revenue. Intersegment revenue is netted against the revenue of the segment receiving the intersegment services. For 2014 and 2013, intersegment revenue totaled approximately $469,400 and $229,300, respectively, and primarily related to services provided by our Fabrication Services operating group to our Engineering, Construction and Maintenance operating group. Intersegment revenue for 2012 was not significant.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present total revenue, depreciation and amortization, equity earnings, income from operations, capital expenditures and total assets by reporting segment (with 2014 and 2013 amounts including the results of the Shaw Acquisition):

	Years Ended December 31,
	2014	2013	2012
Revenue
Engineering, Construction and Maintenance	$9,001,982	$7,165,739	$3,305,377
Fabrication Services	2,521,594	2,575,597	1,692,533
Technology	602,513	599,195	487,296
Environmental Solutions	848,841	753,996	—
Total revenue	$12,974,930	$11,094,527	$5,485,206
Depreciation And Amortization
Engineering, Construction and Maintenance	$69,844	$70,926	$16,722
Fabrication Services	58,195	57,660	27,062
Technology	26,852	24,267	22,637
Environmental Solutions	26,507	27,173	—
Total depreciation and amortization	$181,398	$180,026	$66,421
Equity Earnings
Engineering, Construction and Maintenance	$—	$—	$—
Fabrication Services	(77)	248	—
Technology	24,613	22,356	17,931
Environmental Solutions	689	870	—
Total equity earnings	$25,225	$23,474	$17,931
Income From Operations
Engineering, Construction and Maintenance	$560,563	$350,525	$168,467
Fabrication Services	234,884	259,750	170,780
Technology	187,385	156,835	127,396
Environmental Solutions	39,461	13,135	—
Total operating groups	$1,022,293	$780,245	$466,643
Acquisition and integration related costs	(39,685)	(95,737)	(11,000)
Total income from operations	$982,608	$684,508	$455,643
Capital Expenditures
Engineering, Construction and Maintenance	$42,208	$16,866	$6,395
Fabrication Services	44,543	38,529	36,963
Technology	9,781	16,397	28,921
Environmental Solutions	21,092	18,700	—
Total capital expenditures	$117,624	$90,492	$72,279

	December 31,
	2014	2013	2012
Assets
Engineering, Construction and Maintenance	$5,219,623	$5,197,190	$1,907,455
Fabrication Services	1,988,333	2,116,245	1,102,791
Technology	1,078,458	1,077,414	1,319,429
Environmental Solutions	1,094,617	998,744	—
Total assets	$9,381,031	$9,389,593	$4,329,675

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Geographic Information
The following table presents total revenue by country for those countries with revenue in excess of 10% of consolidated revenue during a given year based upon the location of the applicable projects:

	Years Ended December 31,
	2014	2013	2012
Revenue by Country
United States	$6,682,054	$5,007,899	$1,114,148
Australia	2,498,848	1,574,253	666,688
Colombia	1,094,887	1,035,450	917,553
Canada	547,623	820,243	665,907
Papua New Guinea	307,389	757,657	606,532
Other (1)	1,844,129	1,899,025	1,514,378
Total revenue	$12,974,930	$11,094,527	$5,485,206

(1)	Revenue earned in other countries, including The Netherlands (our country of domicile), was not individually greater than 10% of our consolidated revenue in 2014, 2013 or 2012.
Our long-lived assets are primarily goodwill, other intangible assets and property and equipment. At December 31, 2014, 2013 and 2012, approximately 80%, 80% and 65% of property and equipment were located in the U.S., respectively, while our remaining assets were strategically located throughout the world. Our long-lived assets attributable to operations in The Netherlands were not significant at December 31, 2014, 2013, or 2012.
Significant Customers
For 2014 and 2013, revenue for a customer in our Engineering, Construction and Maintenance and Fabrication Services operating groups was $1,955,774 and $1,190,787, respectively (approximately 15% and 11%, respectively, of our total 2014 and 2013 revenue). For 2012, revenue for one of our Engineering, Construction and Maintenance customers was $914,970 (approximately 17% of our total 2012 revenue).
19. QUARTERLY OPERATING RESULTS (UNAUDITED)
The following table presents selected unaudited consolidated financial information on a quarterly basis for 2014 and 2013:
Quarter Ended 2014

	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Revenue	$2,928,132	$3,294,379	$3,380,733	$3,371,686
Gross profit	$301,402	$381,175	$393,194	$390,638
Acquisition and integration related costs (1)	$8,067	$9,537	$4,563	$17,518
Net income	$102,746	$167,066	$183,890	$182,423
Net income attributable to CB&I	$88,951	$142,404	$161,842	$150,410
Net income attributable to CB&I per share—basic	$0.83	$1.32	$1.50	$1.39
Net income attributable to CB&I per share—diluted	$0.82	$1.31	$1.48	$1.37

(1)
For 2014, integration related costs primarily related to facility consolidations costs, including the associated accrued future lease costs for vacated facilities and unutilized capacity, personnel relocation and severance-related costs, and systems integration costs.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Quarter Ended 2013 (1)

	March 31	June 30	September 30	December 31 (3)
	(In thousands, except per share data)
Revenue	$2,251,429	$2,850,791	$2,992,050	$3,000,257
Gross profit	$246,144	$297,091	$316,569	$339,206
Acquisition and integration related costs (2)	$61,256	$9,964	$5,257	$19,260
Net income	$42,872	$119,700	$132,963	$217,055
Net income attributable to CB&I	$33,608	$106,043	$117,688	$196,781
Net income attributable to CB&I per share—basic	$0.33	$0.99	$1.10	$1.83
Net income attributable to CB&I per share—diluted	$0.32	$0.98	$1.08	$1.80

(1)	The operating results of the Shaw Acquisition were included in our 2013 results of operations from the Acquisition Closing Date.

(2)
For 2013, acquisition costs primarily related to transaction costs, professional fees, and change-in-control and severance-related costs associated with the Shaw Acquisition. Integration costs primarily related to facility consolidations costs, including the associated accrued future lease costs for vacated facilities and unutilized capacity, personnel relocation and severance-related costs, and systems integration costs.

(3)	Net income for the fourth quarter 2013 included a benefit of $77,800 resulting from the reversal of VA associated with our U.K. NOL DTA and certain U.S. foreign tax credits.
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
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Management’s Report on Internal Controls at December 31, 2014 is included in Item 8.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
We have adopted a code of ethics that applies to the CEO, the CFO and the Corporate Controller, as well as our directors and all employees. Our code of ethics can be found at our Internet website “www.cbi.com” and is incorporated herein by reference.
We submitted a Section 12(a) CEO certification to the New York Stock Exchange in 2014. Also during 2014, we filed with the Securities Exchange Commission certifications, pursuant to Rule 13A-14 of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as Exhibits 31.1 and 31.2 to this Form 10-K.
Information appearing under “Committees of the Supervisory Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2015 Proxy Statement is incorporated herein by reference. Additionally, information regarding our supervisory directors, executive officers and nominees for supervisory director appears under “Item 1 Election of Three Members of our Supervisory Board to Serve until 2018” and “Common Stock Ownership By Certain Persons and Management” in the Company’s 2015 Proxy Statement and is incorporated herein by reference.
Item 11. Executive Compensation
Information appearing under “Executive Compensation Discussion and Analysis,” “Committees of the Supervisory Board,” “Determining the Form and Amount of Compensation Elements to Meet Our Compensation Objectives,” “Executive Officer Compensation Tables,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change of Control” and “Director Compensation” in the 2015 Proxy Statement is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information appearing under “Common Stock Ownership By Certain Persons and Management” in the 2015 Proxy Statement is incorporated herein by reference. In addition, disclosure regarding equity compensation plan information in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of Part II of this report is herein incorporated by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information appearing under “Certain Transactions” in the 2015 Proxy Statement is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Information appearing under “Committees of the Supervisory Board – Audit Fees” in the 2015 Proxy Statement is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
Financial Statements
The following Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm included under Item 8 of Part II of this report are herein incorporated by reference:
Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Operations—For the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Comprehensive Income—For the years ended December 31, 2014, 2013 and 2012
Consolidated Balance Sheets—As of December 31, 2014 and 2013
Consolidated Statements of Cash Flows—For the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Changes in Shareholders’ Equity—For the years ended December 31, 2014, 2013 and 2012
Notes to Consolidated Financial Statements
Financial Statement Schedules
All schedules have been omitted because the schedules are not applicable, the required information is not in amounts sufficient to require submission of the schedule, or the information required is shown in the Consolidated Financial Statements or notes thereto previously included under Item 8 of Part II of this report.
Quarterly financial data for the years ended December 31, 2014 and 2013 is shown in the Notes to Consolidated Financial Statements previously included under Item 8 of Part II of this report.
Exhibits
The Exhibit Index on page 90 and Exhibits being filed are submitted as a separate section of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chicago Bridge & Iron Company N.V.

/s/ Philip K. Asherman
Philip K. Asherman
(Authorized Signer)
Date: February 25, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 25, 2015.

Signature	Title
/s/ Philip K. Asherman	President and Chief Executive Officer
Philip K. Asherman	(Principal Executive Officer)
Supervisory Director

/s/ Ronald A. Ballschmiede	Executive Vice President and Chief Financial Officer
Ronald A. Ballschmiede	(Principal Financial Officer)

/s/ Westley S. Stockton	Vice President, Corporate Controller
Westley S. Stockton	and Chief Accounting Officer
(Principal Accounting Officer)

/s/ L. Richard Flury	Supervisory Director and Non-Executive Chairman
L. Richard Flury

/s/ James R. Bolch	Supervisory Director
James R. Bolch

/s/ Deborah M. Fretz	Supervisory Director
Deborah M. Fretz

/s/ W. Craig Kissel	Supervisory Director
W. Craig Kissel

/s/ Larry D. McVay	Supervisory Director
Larry D. McVay

/s/ James H. Miller	Supervisory Director
James H. Miller

/s/ Michael L. Underwood	Supervisory Director
Michael L. Underwood

/s/ Marsha C. Williams	Supervisory Director
Marsha C. Williams

Registrant’s Agent for Service in the United States

/s/ Richard E. Chandler, Jr.
Richard E. Chandler, Jr.

EXHIBIT INDEX

2.1 (9)
Share Sale and Purchase Agreement dated as of August 24, 2007 by and among ABB Holdings Inc., ABB Holdings B.V., ABB Asea Brown Boveri Ltd., Chicago Bridge & Iron Company, Chicago Bridge & Iron Company B.V. and Chicago Bridge & Iron Company N.V.

2.2 (18)	Transaction Agreement, dated as of July 30, 2012, by and among The Shaw Group, Inc., Chicago Bridge & Iron Company N.V. and Crystal Acquisition Subsidiary Inc.
3 (8)	Amended Articles of Association of the Company (English translation)
10.1 (2)	Form of Indemnification Agreement between the Company and its Supervisory and Managing Directors
10.2 (1)	The Company’s Deferred Compensation Plan As Amended and Restated January 1, 2008
10.3 (3)	The Company’s Excess Benefit Plan
(a) Amendments of Sections 2.13 and 4.3 of the Company's Excess Benefit Plan (7)
10.4 (2)	Employee Benefits Agreement
10.5 (4)	The Company’s Supervisory Board of Directors Fee Payment Plan
10.6 (4)	The Company’s Supervisory Board of Directors Stock Purchase Plan
10.7 (10)	The Chicago Bridge & Iron 2008 Long-Term Incentive Plan As Amended May 8, 2008
(a) 2009 Amendment to the Chicago Bridge & Iron 2008 Long-Term Incentive Plan (11)
(b) 2012 Amendment to the Chicago Bridge & Iron 2008 Long-Term Incentive Plan (17)
10.8 (5)	The Company’s Incentive Compensation Program
10.9 (22)	Chicago Bridge & Iron Savings Plan as amended and restated as of January 1, 2014
10.10 (6)	Chicago Bridge & Iron 2001 Employee Stock Purchase Plan
(a) 2009 Amendment to Chicago Bridge & Iron 2001 Employee Stock Purchase Plan (12)
10.11 (13)	Sales Agency Agreement, dated August 18, 2009, between Chicago Bridge & Iron N.V. and Calyon Securities (USA) Inc.
(a) Amendment to the Sales Agency Agreement (15)
10.12 (14)	Third Amended and Restated Credit Agreement dated July 23, 2010
(a) Exhibits and Schedules to the Third Amended and Restated Credit Agreement (14)
(b) Joinder to the Third Amended and Restated Credit Agreement (14)
(c) Amendment No. 1, dated as of October 14, 2011, to the Third Amended and Restated Credit Agreement (16)
(d) Amendment No. 2, dated as of December 21, 2012, to the Third Amended and Restated Credit Agreement (19)
10.13 (19)
Revolving Credit Agreement, dated as of December 21, 2012, by and among Chicago Bridge & Iron Company N.V., Chicago Bridge & Iron Company (Delaware), the Other Subsidiary Borrowers, Bank of America, N.A., as Administrative Agent and Swing Line Lender, Crédit Agricole Corporate and Investment Bank as Syndication Agent, and the lenders and other financial institutions party thereto

(a) Amendment No. 1, dated as of October 28, 2013, to the Revolving Credit Agreement (21)
(b) Amendment No. 2, dated as of December 31, 2014, to the Revolving Credit Agreement (1)
10.14 (19)
Term Loan Agreement, dated December 21, 2012, by and among Chicago Bridge & Iron Company N.V., Chicago Bridge & Iron Company (Delaware), Bank of America, N.A., as Administrative Agent, Crédit Agricole Corporate and Investment Bank as Syndication Agent, and the lenders and other financial institutions party thereto

(a) Amendment No. 1, dated as of October 28, 2013, to the Term Loan Agreement (21)
(b) Amendment No. 2, dated as of December 31, 2014, to the Term Loan Agreement (1)
10.15 (20)	Note Purchase and Guarantee Agreement dated December 27, 2012
10.16 (22)	The Shaw Group Inc. 401(k) Plan as amended and restated as of January 1, 2014
10.17 (25)	The Shaw Group Inc. 2008 Omnibus Incentive Plan
(a) First Amendment to The Shaw Group Inc. 2008 Omnibus Incentive Plan (28)
(b) Second Amendment to The Shaw Group Inc. 2008 Omnibus Incentive Plan (28)

(c) Third Amendment to The Shaw Group Inc. 2008 Omnibus Incentive Plan (23)
10.18 (26)	Form of Employee Incentive Stock Option Award under The Shaw Group Inc. 2008 Omnibus Incentive Plan
10.19 (26)	Form of Employee Nonqualified Stock Option Award Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan
10.20 (29)	Form of Employee Restricted Stock Unit Award Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan
10.21 (29)	Form of Employee Cash Settled Restricted Stock Unit Award Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan
10.22 (24)	Bond Trust Deed, dated October 13, 2006, between Nuclear Energy Holdings, L.L.C. ("NEH") and The Bank of New York, as trustee
10.23 (24)	Parent Pledge Agreement, dated October 13, 2006, between the Company and The Bank of New York
10.24 (24)	Issuer Pledge Agreement, dated October 13, 2006, between NEH and The Bank of New York
10.25 (24)	Deed of Charge, dated October 13, 2006, among NEH, The Bank of New York, as trustee, and Morgan Stanley Capital Services Inc., as swap counterparty
10.26 (24)	Transferable Irrevocable Direct Pay Letter of Credit (Principal Letter of Credit) effective October 13, 2006 of Bank of America in favor of NEH
10.27 (24)	Transferable Irrevocable Direct Pay Letter of Credit (Interest Letter of Credit) effective October 13, 2006 of Bank of America in favor of NEH
10.28 (24)	Reimbursement Agreement dated as of October 13, 2006, between The Shaw Group Inc. and Toshiba
10.29 (27)
First Lien Intercreditor Agreement Dated As Of November 29, 2010, Among Nuclear Innovation North America LLC, Nina Investments Holdings LLC, Nuclear Innovation North America Investments LLC, Nina Texas 3 Llc and Nina Texas 4 LLC, The Other Grantors Party Hereto, Toshiba America Nuclear Energy Corporation, as Toshiba Collateral Agent, and The Shaw Group Inc., As Shaw Collateral Agent

10.30 (21)
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

(a) Amendment No.1, dated as of June 11, 2014, to the Revolving Credit Agreement (1)
(b) Amendment No.2, dated as of December 31, 2014, to the Revolving Credit Agreement (1)
21.1 (1)	List of Significant Subsidiaries
23.1 (1)	Consent and Report of the Independent Registered Public Accounting Firm
31.1 (1)	Certification of the Company's Chief Executive Officer pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 (1)	Certification of the Company's Chief Financial Officer pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 (1)	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 (1)	Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS (1),(30)	XBRL Instance Document
101.SCH (1),(30)	XBRL Taxonomy Extension Schema Document
101.CAL (1),(30)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (1),(30)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB (1),(30)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE (1),(30)	XBRL Taxonomy Extension Presentation Linkbase Document

Unless otherwise indicated, all exhibits incorporated by reference from prior Company filings are from filings by Chicago Bridge & Iron Company N.V. (SEC File No. 1-12815).

(1)	Filed herewith

(2)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-18065)

(3)	Incorporated by reference from the Company’s 1997 Form 10-K filed March 31, 1998

(4)	Incorporated by reference from the Company’s 1998 Form 10-Q filed November 12, 1998

(5)	Incorporated by reference from the Company’s 1999 Form 10-Q filed May 14, 1999

(6)	Incorporated by reference from Exhibit B of the Company’s 2001 Definitive Proxy Statement filed April 10, 2001

(7)	Incorporated by reference from the Company’s 2004 Form 10-Q filed August 9, 2004

(8)	Incorporated by reference from the Company’s 2005 Form 10-Q filed August 8, 2005

(9)	Incorporated by reference from the Company’s 2007 Form 8-K filed August 30, 2007

(10)	Incorporated by reference from Annex B of the Company’s 2008 Definitive Proxy Statement filed April 8, 2008

(11)	Incorporated by reference from Annex B of the Company’s 2009 Definitive Proxy Statement filed March 25, 2009

(12)	Incorporated by reference from Annex D of the Company’s 2009 Definitive Proxy Statement filed March 25, 2009

(13)	Incorporated by reference from the Company’s 2009 Form 8-K filed August 18, 2009

(14)	Incorporated by reference from the Company’s 2010 Form 10-Q filed July 27, 2010

(15)	Incorporated by reference from the Company’s 2011 Form 10-Q filed July 22, 2011

(16)	Incorporated by reference from the Company’s 2011 Form 10-Q filed October 26, 2011

(17)	Incorporated by reference from Annex A of the Company's 2012 Definitive Proxy Statement filed March 22, 2012

(18)	Incorporated by reference from the Company’s 2012 Form 8-K filed August 1, 2012

(19)	Incorporated by reference from the Company’s 2012 Form 8-K filed December 28, 2012

(20)	Incorporated by reference from the Company’s 2012 Form 8-K filed January 4, 2013

(21)	Incorporated by reference from the Company’s 2013 Form 10-Q filed October 30, 2013

(22)	Incorporated by reference from the Company's 2013 Form 10-K filed February 27, 2014

(23)	Incorporated by reference from the Company's 2014 Form 10-Q filed April 23, 2014

(24)	Incorporated by reference from The Shaw Group Inc.’s Form 8-K filed October 18, 2006

(25)	Incorporated by reference from The Shaw Group Inc.’s Form 10-Q filed April 9, 2009

(26)	Incorporated by reference from The Shaw Group Inc.’s Form 10-Q filed January 6, 2010

(27)	Incorporated by reference from The Shaw Group Inc.’s Form 10-Q filed January 6, 2011

(28)	Incorporated by reference from The Shaw Group Inc.’s Form 8-K filed January 20, 2011

(29)	Incorporated by reference from The Shaw Group Inc.’s Form 10-K filed October 19, 2012

(30)
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, (iii) the Consolidated Balance Sheets as of December 31, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012 (v) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012, and (vi) the Notes to Consolidated Financial Statements.