Form 10-Q
period 2015-03-31
CHICAGO BRIDGE & IRON CO N V
filed 2015-04-24
CIK 1027884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
☐  Yes    ☒  No
The number of shares outstanding of the registrant’s common stock as of April 17, 2015 – 108,674,273

CHICAGO BRIDGE & IRON COMPANY N.V.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
Revenue	$3,125,745	$2,928,132
Cost of revenue	2,755,574	2,626,730
Gross profit	370,171	301,402
Selling and administrative expense	109,101	119,167
Intangibles amortization	15,652	16,234
Equity earnings	(4,202)	(4,165)
Other operating expense (income), net	2,822	(384)
Integration related costs	—	8,067
Income from operations	246,798	162,483
Interest expense	(22,286)	(18,887)
Interest income	2,048	2,060
Income before taxes	226,560	145,656
Income tax expense	(69,811)	(42,910)
Net income	156,749	102,746
Less: Net income attributable to noncontrolling interests	(24,521)	(13,795)
Net income attributable to CB&I	$132,228	$88,951

Net income attributable to CB&I per share:
Basic	$1.22	$0.83
Diluted	$1.21	$0.82
Weighted average shares outstanding:
Basic	108,197	107,677
Diluted	109,261	109,113
Cash dividends on shares:
Amount	$7,597	$7,559
Per share	$0.07	$0.07
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
Net income	$156,749	$102,746
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	(60,434)	5,531
Change in unrealized fair value of cash flow hedges	(724)	(990)
Change in unrecognized prior service pension credits/costs	(536)	(43)
Change in unrecognized actuarial pension gains/losses	14,618	1,795
Comprehensive income	109,673	109,039
Net income attributable to noncontrolling interests	(24,521)	(13,795)
Change in cumulative translation adjustment attributable to noncontrolling interests	1,338	(1,651)
Comprehensive income attributable to CB&I	$86,490	$93,593
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and cash equivalents ($193,065 and $191,464 related to variable interest entities ("VIEs"))	$347,017	$351,323
Accounts receivable, net ($287,809 and $235,018 related to VIEs)	1,347,742	1,306,567
Inventory	283,352	286,155
Costs and estimated earnings in excess of billings ($34,179 and $29,677 related to VIEs)	1,114,570	774,644
Deferred income taxes	542,234	572,987
Other current assets ($131,258 and $104,447 related to VIEs)	263,295	238,783
Total current assets	3,898,210	3,530,459
Equity investments	137,379	107,984
Property and equipment, net ($21,159 and $21,868 related to VIEs)	750,563	771,651
Deferred income taxes	81,636	89,196
Goodwill	4,169,756	4,195,231
Other intangibles, net	531,628	556,454
Other non-current assets	149,069	130,056
Total assets	$9,718,241	$9,381,031
Liabilities
Revolving facility and other short-term borrowings	$630,740	$164,741
Current maturities of long-term debt	118,546	105,997
Accounts payable ($185,683 and $279,597 related to VIEs)	1,026,702	1,256,854
Other current liabilities	810,866	804,294
Billings in excess of costs and estimated earnings ($437,243 and $282,351 related to VIEs)	1,995,069	1,985,488
Deferred income taxes	5,612	4,856
Total current liabilities	4,587,535	4,322,230
Long-term debt	1,525,128	1,564,158
Other non-current liabilities	431,333	450,626
Deferred income taxes	188,239	167,714
Total liabilities	6,732,235	6,504,728
Shareholders’ Equity
Common stock, Euro .01 par value; shares authorized: 250,000; shares issued: 108,607 and 108,407; shares outstanding: 108,551 and 107,806	1,285	1,283
Additional paid-in capital	773,157	776,864
Retained earnings	2,371,401	2,246,770
Treasury stock, at cost: 56 and 601 shares	(2,469)	(24,428)
Accumulated other comprehensive loss	(308,135)	(262,397)
Total CB&I shareholders’ equity	2,835,239	2,738,092
Noncontrolling interests	150,767	138,211
Total shareholders’ equity	2,986,006	2,876,303
Total liabilities and shareholders’ equity	$9,718,241	$9,381,031
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
Cash Flows from Operating Activities
Net income	$156,749	$102,746
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	44,309	45,625
Deferred taxes	51,063	6,616
Stock-based compensation expense	31,193	41,142
Equity earnings	(4,202)	(4,165)
Other operating expense (income), net	2,822	(384)
Unrealized loss on foreign currency hedge ineffectiveness	5,103	2,865
Excess tax benefits from stock-based compensation	(202)	(12,930)
Changes in operating assets and liabilities:
(Increase) decrease in receivables, net	(41,175)	111,885
Change in contracts in progress, net	(330,345)	(422,510)
Decrease in inventory	2,803	10,968
Decrease in accounts payable	(230,152)	(838)
Increase in other current and non-current assets	(3,357)	(20,401)
Decrease in other current and non-current liabilities	(18,090)	(11,923)
Decrease in equity investments	16,807	15,237
Change in other, net	26,803	(9,685)
Net cash used in operating activities	(289,871)	(145,752)
Cash Flows from Investing Activities
Capital expenditures	(28,978)	(26,485)
Advances to partners of proportionately consolidated ventures, net	(27,800)	—
Proceeds from sale of property and equipment	1,413	4,459
Change in other, net	(1,514)	—
Net cash used in investing activities	(56,879)	(22,026)
Cash Flows from Financing Activities
Revolving facility and other short-term borrowings, net	465,999	219,754
Repayments of advances to proportionately consolidated ventures, net	(9,700)	—
Repayments on long-term debt	(26,481)	(25,000)
Excess tax benefits from stock-based compensation	202	12,930
Purchase of treasury stock	(13,461)	(54,946)
Issuance of stock	5,074	11,586
Dividends paid	(7,597)	(7,559)
Distributions to noncontrolling interests	(10,627)	(4,515)
Net cash provided by financing activities	403,409	152,250
Effect of exchange rate changes on cash and cash equivalents	(60,965)	15,189
Decrease in cash and cash equivalents	(4,306)	(339)
Cash and cash equivalents, beginning of the year	351,323	420,502
Cash and cash equivalents, end of the period	$347,017	$420,163

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except per share data)

	Common Stock		Additional Paid-In	Retained	Treasury Stock		Accumulated Other Comprehensive	Non - controlling	Total Shareholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Interests	Equity
	(Unaudited)
Balance at December 31, 2014	107,806	$1,283	$776,864	$2,246,770	601	$(24,428)	$(262,397)	$138,211	$2,876,303
Net income	—	—	—	132,228	—	—	—	24,521	156,749
Change in cumulative translation adjustment, net	—	—	—	—	—	—	(59,096)	(1,338)	(60,434)
Change in unrealized fair value of cash flow hedges, net	—	—	—	—	—	—	(724)	—	(724)
Change in unrecognized prior service pension credits/costs, net	—	—	—	—	—	—	(536)	—	(536)
Change in unrecognized actuarial pension gains/losses, net	—	—	—	—	—	—	14,618	—	14,618
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(10,627)	(10,627)
Dividends paid ($0.07 per share)	—	—	—	(7,597)	—	—	—	—	(7,597)
Stock-based compensation expense	—	—	31,193	—	—	—	—	—	31,193
Issuance to treasury stock	—	2	8,164	—	200	(8,166)	—	—	—
Purchase of treasury stock	(330)	—	—	—	330	(13,461)	—	—	(13,461)
Issuance of stock	1,075	—	(43,064)	—	(1,075)	43,586	—	—	522
Balance at March 31, 2015	108,551	$1,285	$773,157	$2,371,401	56	$(2,469)	$(308,135)	$150,767	$2,986,006

	Common Stock		Additional Paid-In	Retained	Treasury Stock		Accumulated Other Comprehensive	Non - controlling	Total Shareholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Interests	Equity
	(Unaudited)
Balance at December 31, 2013	107,478	$1,275	$753,742	$1,733,409	379	$(23,914)	$(119,933)	$162,859	$2,507,438
Net income	—	—	—	88,951	—	—	—	13,795	102,746
Change in cumulative translation adjustment, net	—	—	—	—	—	—	3,880	1,651	5,531
Change in unrealized fair value of cash flow hedges, net	—	—	—	—	—	—	(990)	—	(990)
Change in unrecognized prior service pension credits/costs, net	—	—	—	—	—	—	(43)	—	(43)
Change in unrecognized actuarial pension gains/losses, net	—	—	—	—	—	—	1,795	—	1,795
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4,515)	(4,515)
Dividends paid ($0.07 per share)	—	—	—	(7,559)	—	—	—	—	(7,559)
Stock-based compensation expense	—	—	41,142	—	—	—	—	—	41,142
Issuance to treasury stock	—	4	22,091	—	275	(22,095)	—	—	—
Purchase of treasury stock	(716)	—	—	—	716	(54,946)	—	—	(54,946)
Issuance of stock	1,278	—	(68,808)	—	(1,278)	93,327	—	—	24,519
Balance at March 31, 2014	108,040	$1,279	$748,167	$1,814,801	92	$(7,628)	$(115,291)	$173,790	$2,615,118

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
($ and share values in thousands, except per share data)
(Unaudited)
1. ORGANIZATION AND NATURE OF OPERATIONS
Organization and Nature of Operations—Founded in 1889, Chicago Bridge & Iron Company N.V. (“CB&I” or the “Company”) provides a wide range of services, including conceptual design, technology, engineering, procurement, fabrication, modularization, construction, commissioning, maintenance, program management and environmental services to customers in the energy infrastructure market throughout the world, and is a provider of diversified government services. Our business is aligned into four operating groups, which represent our reportable segments. During the first quarter 2015, we realigned our four operating groups to reflect the present management oversight of our operations: (1) Engineering & Construction (formerly Engineering, Construction & Maintenance); (2) Fabrication Services; (3) Technology; and (4) Capital Services (formerly Environmental Solutions). See Note 15 for a discussion of our realigned operating groups and related financial information.
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting and Consolidation—The accompanying unaudited interim Condensed Consolidated Financial Statements (“Financial Statements”) are prepared in accordance with the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP”). These Financial Statements include all wholly-owned subsidiaries and those entities which we are required to consolidate. See the “Partnering Arrangements” section of this footnote for further discussion of our consolidation policy for those entities that are not wholly-owned. Significant intercompany balances and transactions are eliminated in consolidation.
Basis of Presentation—We believe these Financial Statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our results of operations for the three months ended March 31, 2015 and 2014, our financial position as of March 31, 2015 and our cash flows for the three months ended March 31, 2015 and 2014. The December 31, 2014 Condensed Consolidated Balance Sheet was derived from our December 31, 2014 audited Consolidated Balance Sheet.
We believe the disclosures accompanying these Financial Statements are adequate to make the information presented not misleading. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC for interim reporting periods. The results of operations and cash flows for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying Financial Statements should be read in conjunction with our Consolidated Financial Statements and notes thereto included in our 2014 Annual Report on Form 10-K (“2014 Annual Report”).
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
Revenue Recognition—Our revenue is primarily derived from long-term contracts and is generally recognized using the percentage of completion (“POC”) method, primarily based on the percentage that actual costs-to-date bear to total estimated costs to complete each contract. We follow the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Revenue Recognition Topic 605-35 for accounting policies relating to our use of the POC method, estimating costs, and revenue recognition, including the recognition of incentive fees, unapproved change orders and claims, and combining and segmenting contracts. We primarily utilize the cost-to-cost approach to estimate POC as we believe this method is less subjective than relying on assessments of physical progress. Under the cost-to-cost approach, the use of estimated costs to complete each contract is a significant variable in the process of determining recognized revenue and is a significant factor in the accounting for contracts. Significant estimates that impact the cost to complete each contract are costs of engineering, materials, components, equipment, labor and subcontracts; labor productivity; schedule durations, including subcontractor or supplier progress; liquidated damages; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. The cumulative impact of revisions in total cost estimates during

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts in progress. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates. Backlog for each of our operating groups generally consists of several hundred contracts, and although our results are impacted by changes in estimated project margins, for the three months ended March 31, 2015 and 2014, individual projects with significant changes in estimated margins did not have a material net impact on our income from operations.
Our long-term contracts are awarded on a competitively bid and negotiated basis and the timing of revenue recognition may be impacted by the terms of such contracts. We use a range of contracting options, including cost-reimbursable, fixed-price and hybrid, which has both cost-reimbursable and fixed-price characteristics. Fixed-price contracts, and hybrid contracts with a more significant fixed-price component, tend to provide us with greater control over project schedule and the timing of when work is performed and costs are incurred, and accordingly, when revenue is recognized. Cost-reimbursable contracts, and hybrid contracts with a more significant cost-reimbursable component, generally provide our customers with greater influence over the timing of when we perform our work, and accordingly, such contracts often result in less predictability with respect to the timing of revenue recognition. Contract revenue for our long-term contracts recognized under the POC method reflects the original contract price adjusted for approved change orders and estimated recoveries for incentive fees, unapproved change orders and claims. We recognize revenue associated with incentive fees when the value can be reliably estimated and recovery is probable. We recognize revenue associated with unapproved change orders and claims to the extent the related costs have been incurred, the value can be reliably estimated and recovery is probable. Our recorded incentive fees, unapproved change orders and claims reflect our best estimate of recovery amounts; however, the ultimate resolution and amounts received could differ from these estimates. See Note 14 for additional discussion of our recorded unapproved change orders, claims, incentives and other contract recoveries.
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
Cost of revenue for our long-term contracts includes direct contract costs, such as materials and labor, and indirect costs that are attributable to contract activity. The timing of when we bill our customers is generally dependent upon advance billing terms, milestone billings based on the completion of certain phases of the work, or when services are provided. Projects with cumulative costs and estimated earnings recognized to date in excess of cumulative billings is reported on the Condensed Consolidated Balance Sheet (“Balance Sheet”) as costs and estimated earnings in excess of billings. Projects with cumulative billings in excess of costs and estimated earnings recognized to date is reported on the Balance Sheet as billings in excess of costs and estimated earnings. The net balances on our Balance Sheet are collectively referred to as Contracts in Progress, net, and the components of these balances at March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015		December 31, 2014
	Asset	Liability	Asset	Liability
Costs and estimated earnings on contracts in progress	$20,203,193	$25,900,071	$20,119,444	$26,052,767
Billings on contracts in progress	(19,088,623)	(27,368,339)	(19,344,800)	(27,479,495)
Margin fair value liability for acquired contracts (1)	—	(526,801)	—	(558,760)
Contracts in Progress, net	$1,114,570	$(1,995,069)	$774,644	$(1,985,488)

(1)
The balance represents a margin fair value liability associated with long-term contracts acquired in connection with our acquisition of The Shaw Group Inc. on February 13, 2013 (the "Acquisition Closing Date"). The margin fair value liability was approximately $745,500 at the Acquisition Closing Date and is recognized as revenue on a POC basis as the applicable projects progress. We anticipate the remaining liability will be recognized as revenue over the next five to six years. Revenue and the related income from operations recognized during the three months ended March 31, 2015 and 2014 was approximately $32,000 and $27,500, respectively.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Any uncollected billed amounts, including contract retentions, are reported as accounts receivable. At March 31, 2015 and December 31, 2014, accounts receivable included contract retentions of approximately $54,400 and $53,000, respectively. Contract retentions due beyond one year were not material at March 31, 2015 or December 31, 2014.
Revenue for our service contracts that do not satisfy the criteria for revenue recognition under the POC method is recorded at the time services are performed. Revenue associated with incentive fees for these contracts is recognized when earned. Unbilled receivables for our service contracts are recorded within accounts receivable and were approximately $102,700 and $66,900 at March 31, 2015 and December 31, 2014, respectively.
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
Our billed and unbilled revenue may be exposed to potential credit risk if our customers should encounter financial difficulties, and we maintain reserves for specifically-identified potential uncollectible receivables. At March 31, 2015 and December 31, 2014, our allowances for doubtful accounts were not material.
Other Operating Expense (Income), Net—Other operating expense (income), net, generally represents losses (gains) associated with the sale or disposition of property and equipment. For the three months ended March 31, 2015, other operating expense (income), net also included a gain of approximately $7,500 related to the contribution of a technology to our unconsolidated Chevron-Lummus Global ("CLG") joint venture and a foreign exchange loss of approximately $11,000 associated with the re-measurement of certain non-U.S. Dollar denominated net assets.
Integration Related Costs—For the three months ended March 31, 2014, integration related costs of $8,067 primarily related to facility consolidations, including the associated accrued future lease costs for vacated facilities and unutilized capacity, personnel relocation and severance related costs, and systems integration costs.
Recoverability of Goodwill—Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually at a reporting unit level, absent any indicators of impairment. We perform our annual impairment assessment during the fourth quarter of each year based upon balances as of October 1. At December 31, 2014, we had the following seven reporting units within our four operating groups:

•	Engineering, Construction & Maintenance - Our Engineering, Construction & Maintenance operating group included three reporting units: Oil & Gas, Power and Plant Services.

•	Fabrication Services - Our Fabrication Services operating group included two reporting units: Steel Plate Structures and Fabrication & Manufacturing.

•	Technology - Our Technology operating group represented a reporting unit.

•	Environmental Solutions - Our Environmental Solutions operating group represented a reporting unit.
As part of our annual impairment assessment, in the fourth quarter of 2014, we performed a quantitative assessment of goodwill for each of the aforementioned reporting units. Based upon this quantitative assessment, the fair value of each of our seven reporting units exceeded their respective net book values, and accordingly, no impairment charge was necessary during 2014.
During the three months ended March 31, 2015, we realigned our four operating groups, which represent our reportable segments, as discussed further in Note 15, and in connection therewith, we realigned our reporting units. Accordingly, at March 31, 2015, we had the following eight reporting units within our four realigned operating groups:

•
Engineering & Construction (formerly Engineering, Construction & Maintenance) - Our Engineering & Construction operating group includes two reporting units: Oil & Gas and Power. Our Plant Services reporting unit was reclassified to our realigned Capital Services operating group, as noted below.

•
Fabrication Services - Our Fabrication Services operating group includes three reporting units: Steel Plate Structures, Fabrication & Manufacturing, and Engineered Products. Our Engineered Products reporting unit represents a portion of our previous Technology reporting unit.

•
Technology - Our Technology operating group continues to represent a reporting unit, consisting of the remaining portion of our previous Technology reporting unit, after reclassification of the Engineered Products reporting unit to Fabrication Services, as noted above.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•
Capital Services (formerly Environmental Solutions) - Our Capital Services operating group includes two reporting units: Facilities & Plant Services and Federal Services. Our Facilities & Plant Services reporting unit represents our previous Plant Services reporting unit and a portion of our previous Environmental Solutions reporting unit. Our Federal Services reporting unit represents the remaining portion of our previous Environmental Solutions reporting unit.

In conjunction with the aforementioned realignment of our operating groups, we allocated goodwill among our new and realigned reporting units based on the relative fair value of the reporting units being realigned. As a result, we performed a quantitative assessment of goodwill for each of the reporting units impacted by our operating group realignment, which included Engineered Products, Technology, Facilities & Plant Services, and Federal Services. Based on this quantitative assessment, the fair value of each of the reporting units impacted by our operating group realignment exceeded their respective net book values, and accordingly, no impairment charge was necessary as a result of the realignment. Additionally, during the three months ended March 31, 2015, no indicators of goodwill impairment were identified for any of our reporting units. If, based on future assessments, our goodwill is deemed to be impaired, the impairment would result in a charge to earnings in the period of impairment.
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
Recoverability of Other Long-Lived Assets—We amortize our finite-lived intangible assets on a straight-line basis with lives ranging from 3 to 20 years, absent any indicators of impairment. We review tangible assets and finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, the estimated future cash flow associated with the asset or asset group will be compared to the asset’s carrying amount to determine if an impairment exists. We noted no indicators of impairment during the three months ended March 31, 2015. See Note 5 for additional disclosures associated with our goodwill and other intangible assets.
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
Cash Equivalents—Cash equivalents are considered to be highly liquid securities with original maturities of three months or less.
Inventory—Inventory is recorded at the lower of cost or market and cost is determined using the first-in-first-out or weighted-average cost method. The cost of inventory includes acquisition costs, production or conversion costs, and other costs incurred to bring the inventory to a current location and condition. An allowance for excess or inactive inventory is recorded based upon an analysis that considers current inventory levels, historical usage patterns, estimates of future sales expectations and salvage value. See Note 4 for additional disclosures associated with our inventory.
Foreign Currency—The nature of our business activities involves the management of various financial and market risks, including those related to changes in foreign currency exchange rates. The effects of translating financial statements of foreign operations into our reporting currency are recognized as a cumulative translation adjustment in accumulated other comprehensive income (loss) (“AOCI”) which is net of tax, where applicable. With the exception of a foreign exchange loss of approximately $11,000 included within other operating expense (income), net related to the re-measurement of certain non-U.S. Dollar denominated net assets during the three months ended March 31, 2015, foreign currency transactional and re-measurement exchange gains (losses) are included within cost of revenue and were not material for the three months ended March 31, 2015 and 2014.
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

•
Interest Rate Derivatives—At March 31, 2015, we continued to utilize a swap arrangement to hedge against interest rate variability associated with $404,000 of our outstanding $800,000 unsecured term loan (the “Term Loan”). The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Loan at inception and through March 31, 2015. Accordingly, changes in the fair value of the swap arrangement are included in AOCI until the associated underlying exposure impacts our earnings.

For those contracts designated as cash flow hedges, we document all relationships between the derivative instruments and associated hedged items, as well as our risk-management objectives and strategy for undertaking hedge transactions. This process includes linking all derivatives to specific firm commitments or highly-probable forecasted transactions. We continually assess, at inception and on an ongoing basis, the effectiveness of derivative instruments in offsetting changes in the cash flow of the designated hedged items. Hedge accounting designation is discontinued when (1) it is determined that the derivative is no longer highly effective in offsetting changes in the cash flow of the hedged item, including firm commitments or forecasted transactions, (2) the derivative is sold, terminated, exercised, or expires, (3) it is no longer probable that the forecasted transaction will occur, or (4) we determine that designating the derivative as a hedging instrument is no longer appropriate. See Note 9 for additional discussion of our financial instruments.
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
If at any time a venture qualifies as a VIE, we perform a qualitative assessment to determine whether we are the primary beneficiary of the VIE and, therefore, need to consolidate the VIE. We are the primary beneficiary if we have (1) the power to direct the economically significant activities of the VIE and (2) the right to receive benefits from, and obligation to absorb losses of, the VIE. If the venture is a VIE and we are the primary beneficiary, or we otherwise have the ability to control the venture, we consolidate the venture. If we are not determined to be the primary beneficiary of the VIE, or only have the ability to significantly influence, rather than control the venture, we do not consolidate the venture. We account for unconsolidated ventures using proportionate consolidation for both our Balance Sheet and Statement of Operations when we meet the applicable accounting criteria to do so and utilize the equity method otherwise. See Note 6 for additional discussion of our material partnering arrangements.
New Accounting Standards—In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, which provides a single comprehensive accounting standard for revenue recognition for contracts with customers and supersedes current industry-specific guidance, including ASC 605-35. Upon adoption of ASU 2014-09, entities are required to recognize

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revenue using the following comprehensive model: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue as the entity satisfies each performance obligation. ASU 2014-09 is currently effective for us beginning in the first quarter 2017; however, the FASB recently issued a proposal that, when finalized, would defer the effective date for us to the first quarter 2018. Our adoption of ASU 2014-09 will result in retrospective application, either in the form of recasting all prior periods presented or a cumulative adjustment to equity in the period of adoption. We are assessing the impact that the new standard will have on our Financial Statements.
In February 2015, the FASB issued ASU 2015-02, which amends existing consolidation requirements in ASC 810 and will require entities to evaluate their consolidation analysis for subsidiaries that are not wholly-owned. ASU 2015-02, which is effective for us beginning in the first quarter 2016, includes amended guidance associated with: (1) determining the consolidation model and assessing control for limited partnerships and similar entities; (2) determining when fees paid to decision makers or service providers are variable interests; and (3) evaluating interests held by de facto agents or related parties of the reporting entity. We are assessing the impact that the new standard will have on our Financial Statements.
3. EARNINGS PER SHARE
A reconciliation of weighted average basic shares outstanding to weighted average diluted shares outstanding and the computation of basic and diluted EPS are as follows:

	Three Months Ended March 31,
	2015	2014
Net income attributable to CB&I	$132,228	$88,951
Weighted average shares outstanding—basic	108,197	107,677
Effect of restricted shares/performance shares/stock options (1)	1,054	1,367
Effect of directors’ deferred-fee shares	10	69
Weighted average shares outstanding—diluted	109,261	109,113
Net income attributable to CB&I per share:
Basic	$1.22	$0.83
Diluted	$1.21	$0.82

(1)	Antidilutive shares excluded from diluted EPS were not material for the three months ended March 31, 2015 or 2014.
4. INVENTORY
The components of inventory at March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015	December 31, 2014
Raw materials	$159,939	$162,451
Work in process	41,216	38,232
Finished goods	82,197	85,472
Total	$283,352	$286,155

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. GOODWILL AND OTHER INTANGIBLES
Goodwill—At March 31, 2015 and December 31, 2014, our goodwill balances were $4,169,756 and $4,195,231, respectively, attributable to the excess of the purchase price over the fair value of net assets acquired in connection with our acquisitions. The change in goodwill for the three months ended March 31, 2015 was as follows:

Total
Balance at December 31, 2014	$4,195,231
Foreign currency translation	(24,290)
Amortization of tax goodwill in excess of book goodwill	(1,185)
Balance at March 31, 2015	$4,169,756
As discussed further in Note 2, in conjunction with the realignment of our operating groups during the three months ended March 31, 2015, we performed a quantitative assessment of goodwill for our realigned reporting units. Based on this quantitative assessment, no impairment charge was necessary as a result of the realignment. Additionally, during the three months ended March 31, 2015, no indicators of goodwill impairment were identified for any of our reporting units. There can be no assurance that future goodwill impairment tests will not result in charges to earnings.
Other Intangible Assets—The following table provides a summary of our finite-lived intangible assets at March 31, 2015 and December 31, 2014, including weighted-average useful lives for each major intangible asset class and in total:

		March 31, 2015		December 31, 2014
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Backlog and customer relationships (1)	17 years	$369,572	$(69,067)	$380,586	$(71,257)
Process technologies	15 years	270,364	(101,970)	287,459	(105,646)
Tradenames	10 years	85,256	(22,527)	85,613	(20,301)
Total (2)	16 years	$725,192	$(193,564)	$753,658	$(197,204)

(1)
Backlog and customer relationships intangibles totaling approximately $11,000 became fully amortized during the three months ended March 31, 2015 and were therefore removed from the gross carrying and accumulated amortization balances above.

(2)	The decrease in other intangible assets during the three months ended March 31, 2015 primarily related to amortization expense ($15,652) and the impact of foreign currency translation.
6. PARTNERING ARRANGEMENTS
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

•
CB&I/Zachry/Chiyoda—We have a venture with Zachry and Chiyoda (CB&I—33.3% / Zachry—33.3% / Chiyoda—33.3%) to perform EPC work for an additional LNG liquefaction train at the aforementioned project site in Freeport, Texas. Our proportionate share of the venture project value is approximately $675,000.

•
CB&I/Chiyoda—We have a venture with Chiyoda (CB&I—50% / Chiyoda—50%) to perform EPC work for three LNG liquefaction trains in Hackberry, Louisiana. Our proportionate share of the venture project value is approximately $3,100,000.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents summarized balance sheet information for our proportionately consolidated CB&I/Zachry and CB&I/Chiyoda ventures. At March 31, 2015 and for the three months ended March 31, 2015, the operating results of our proportionately consolidated CB&I/Zachry/Chiyoda venture were not material.

	March 31, 2015	December 31, 2014

CB&I/Zachry
Current assets (1)	$128,885	$85,484
Current liabilities	$177,750	$149,891
CB&I/Chiyoda
Current assets (1)	$163,875	$102,035
Current liabilities	$172,922	$124,367

(1)
Our venture arrangements allow for excess working capital of the ventures to be advanced to the venture partners. Such advances are returned to the venture for working capital needs as necessary. Accordingly, at a reporting period end a venture may have advances to its partners which are reflected as an advance receivable within current assets of the venture. At March 31, 2015 and December 31, 2014, other current assets on the Balance Sheet included approximately $99,000 and $71,200, respectively, related to our proportionate share of advances from the CB&I/Zachry and CB&I/Chiyoda ventures to our venture partners. In addition, at March 31, 2015 and December 31, 2014 other current liabilities on the Balance Sheet included approximately $99,000 and $108,700, respectively, related to advances to CB&I from the CB&I/Zachry and CB&I/Chiyoda ventures.

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

•
NET Power LLC (“NET Power”)—We have a venture with Exelon and 8 Rivers Capital (CB&I—33.3% / Exelon—33.3% / 8 Rivers Capital—33.3%), which was formed for the purpose of developing, commercializing and monetizing a new natural gas power system that produces zero atmospheric emissions, including carbon dioxide. NET Power is building a first-of-its-kind demonstration plant which will be funded by contributions and services from the venture partners and other parties. Our cash commitment for NET Power totals $47,300 and at March 31, 2015, we had made cumulative investments of approximately $13,100.

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

•
CB&I/AREVA—We have a venture with AREVA (CB&I—52% / AREVA—48%) to design, license and construct a mixed oxide fuel fabrication facility in Aiken, South Carolina, which will be used to convert weapons-grade plutonium into fuel for nuclear power plants for the U.S. Department of Energy. Our venture project value is approximately $5,100,000.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents summarized balance sheet information for our consolidated VIEs:

	March 31, 2015	December 31, 2014
CBI/Kentz
Current assets	$230,154	$220,930
Current liabilities	$203,191	$196,277
CBI/AREVA
Current assets	$24,097	$27,006
Current liabilities	$66,871	$73,124
All Other (1)
Current assets	$116,915	$130,458
Non-current assets	$21,309	$22,045
Total assets	$138,224	$152,503
Current liabilities	$38,743	$36,534

(1)	Other ventures that we consolidate due to their designation as VIEs are not individually material to our financial results and are therefore aggregated as “All Other”.
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
7. FACILITY REALIGNMENT LIABILITY
At March 31, 2015 and December 31, 2014, we had a facility realignment liability related to the recognition of future operating lease expense for vacated facility capacity where we remain contractually obligated to a lessor. The liability was recognized within other current and non-current liabilities, as applicable, based upon the anticipated timing of payments. The following table summarizes the movements in the facility realignment liability during the three months ended March 31, 2015:

Balance at December 31, 2014	$14,354
Charges	—
Cash payments	(3,446)
Balance at March 31, 2015	$10,908
8. DEBT
Our outstanding debt at March 31, 2015 and December 31, 2014 was as follows:

	March 31,	December 31,
	2015	2014
Current
Revolving facility and other short-term borrowings	$630,740	$164,741
Current maturities of long-term debt	118,546	105,997
Current debt	$749,286	$270,738
Long-Term
Term Loan: $1,000,000 term loan (interest at LIBOR plus an applicable floating margin)	$800,000	$825,000
Senior Notes: $800,000 senior notes, series A-D (fixed interest ranging from 4.15% to 5.30%)	800,000	800,000
Other long-term debt	43,674	45,155
Less: current maturities of long-term debt	(118,546)	(105,997)
Long-term debt	$1,525,128	$1,564,158

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Committed Facilities—We have a five-year, $1,350,000, committed and unsecured revolving facility (the “Revolving Facility”) with Bank of America ("BofA"), as administrative agent, and BNP Paribas Securities Corp., BBVA Compass, Credit Agricole Corporate and Investment Bank (“Credit Agricole”) and The Royal Bank of Scotland plc, each as syndication agents, which expires in October 2018. The Revolving Facility has a $675,000 aggregate borrowing and financial letter of credit sublimit (with financial letters of credit not to exceed $270,000) and certain financial covenants, including a maximum leverage ratio of 3.00, a minimum fixed charge coverage ratio of 1.75, and a minimum net worth level calculated as $2,055,566 at March 31, 2015. The Revolving Facility also includes customary restrictions regarding subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, and mergers and acquisitions, and includes a trailing twelve-month limitation of $250,000 for dividend payments and share repurchases if our leverage ratio exceeds 1.50 (unlimited if our leverage ratio is equal to or below 1.50), among other restrictions. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. The interest, commitment fee, and letter of credit fee percentages are based upon our quarterly leverage ratio. In the event we borrow funds under the facility, interest is assessed at either prime plus an applicable floating margin (3.25% and 0.50%, respectively at March 31, 2015), or LIBOR plus an applicable floating margin (0.18% and 1.50%, respectively at March 31, 2015). At March 31, 2015, we had $150,000 of outstanding borrowings under the facility and $212,940 of outstanding letters of credit under the facility (none of which were financial letters of credit), providing $987,060 of available capacity, of which $525,000 may be utilized for borrowings. During the three months ended March 31, 2015, our weighted average interest rate on borrowings under the facility was approximately 1.9%, inclusive of the applicable floating margin.
We also have a five-year, $650,000, committed and unsecured revolving credit facility (the “Second Revolving Facility”) with BofA, as administrative agent, and Credit Agricole, as syndication agent, which expires in February 2018. The Second Revolving Facility, which supplements our Revolving Facility, has a $487,500 borrowing and financial letter of credit sublimit and includes financial and restrictive covenants similar to those noted above for the Revolving Facility. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. The interest, commitment fee, and letter of credit fee percentages are based upon our quarterly leverage ratio. In the event we borrow funds under the facility, interest is assessed at either prime plus an applicable floating margin (3.25% and 0.50% at March 31, 2015), or LIBOR plus an applicable floating margin (0.18% and 1.50% at March 31, 2015). At March 31, 2015, we had $243,000 of outstanding borrowings and $26,516 of outstanding letters of credit under the facility (including $3,991 of financial letters of credit), providing $380,484 of available capacity, of which $240,509 may be utilized for borrowings. During the three months ended March 31, 2015, our weighted average interest rate on borrowings under the facility was approximately 3.8%, inclusive of the applicable floating margin.
Uncommitted Facilities—We also have various short-term, uncommitted letter of credit and borrowing facilities (the "Uncommitted Facilities") across several geographic regions of approximately $3,216,771, of which $360,000 may be utilized for borrowings ($359,321 at March 31, 2015, net of letter of credit utilization of $679 under certain facilities). At March 31, 2015, we had $237,740 of outstanding borrowings and $1,181,122 of outstanding letters of credit under these facilities, providing $1,797,909 of available capacity, of which $121,581 may be utilized for borrowings. During the three months ended March 31, 2015, our weighted average interest rate on borrowings under the facility was approximately 1.2%.
Term Loan—At March 31, 2015, we had $800,000 outstanding on our four-year, $1,000,000 unsecured term loan (the "Term Loan") with BofA as administrative agent. Interest and principal under the Term Loan is payable quarterly in arrears and bears interest at LIBOR plus an applicable floating margin (0.18% and 1.50%, respectively at March 31, 2015). However, we continue to utilize an interest rate swap to hedge against $404,000 of the outstanding $800,000 Term Loan, which resulted in a weighted average interest rate of approximately 2.1% during the three months ended March 31, 2015, inclusive of the applicable floating margin. Future annual maturities for the Term Loan are $75,000, $150,000 and $575,000 for the remainder of 2015, 2016 and 2017, respectively. The Term Loan includes financial and restrictive covenants similar to those noted above for the Revolving Facility.
Senior Notes—We have a series of senior notes totaling $800,000 in the aggregate (the “Senior Notes”), with Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Credit Agricole, as administrative agents. The Senior Notes have financial and restrictive covenants similar to those noted above for the Revolving Facility. The Senior Notes include Series A through D, which contain the following terms:

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
Other Long-Term Debt—At March 31, 2015, we also had $43,674 outstanding on a $48,081 six-year secured (construction equipment) term loan. Interest and principal under the loan is payable monthly in arrears and bears interest at

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.26%. Future annual maturities are $4,516, $6,196, $6,401, $6,613, $6,832 and $13,116 for the remainder of 2015, 2016, 2017, 2018, 2019 and 2020, respectively.
Compliance and Other—During the three months ended March 31, 2015, maximum outstanding borrowings under our revolving credit and other facilities were approximately $928,240. In addition to providing letters of credit, we also issue surety bonds in the ordinary course of business to support our contract performance. At March 31, 2015, we had $599,287 of outstanding surety bonds. At March 31, 2015, we were in compliance with all of our restrictive and financial covenants associated with our debt and revolving credit facilities. Capitalized interest was insignificant for the three months ended March 31, 2015 and 2014.
9. FINANCIAL INSTRUMENTS
Derivatives
Foreign Currency Exchange Rate Derivatives —At March 31, 2015, the notional value of our outstanding forward contracts to hedge certain foreign exchange-related operating exposures was approximately $51,300. These contracts vary in duration, maturing up to four years from period-end. We designate certain of these hedges as cash flow hedges and accordingly, changes in their fair value are recognized in AOCI until the associated underlying operating exposure impacts our earnings. We exclude forward points, which are recognized as ineffectiveness within cost of revenue and are not material to our earnings, from our hedge assessment analysis.
Interest Rate Derivatives—We continue to utilize a swap arrangement to hedge against interest rate variability associated with $404,000 of our outstanding $800,000 Term Loan. The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Loan at inception and through March 31, 2015. Accordingly, changes in the fair value of the swap arrangement are recognized in AOCI until the associated underlying exposure impacts our earnings.
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

•
Level 3—Fair value is based upon internally-developed models that use, as their basis, significant unobservable market parameters. We did not have any Level 3 classifications at March 31, 2015 or December 31, 2014.

The following table presents the fair value of our foreign currency exchange rate derivatives and interest rate derivatives at March 31, 2015 and December 31, 2014, respectively, by valuation hierarchy and balance sheet classification:

	March 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivatives (1)
Other current assets	—	4,317	—	4,317	—	852	—	852
Other non-current assets	—	1,544	—	1,544	—	2,248	—	2,248
Total assets at fair value	$—	$5,861	$—	$5,861	$—	$3,100	$—	$3,100
Liabilities
Derivatives
Other current liabilities	$—	$(13,729)	$—	$(13,729)	$—	$(12,728)	$—	$(12,728)
Other non-current liabilities	—	(3,141)	—	(3,141)	—	(1,873)	—	(1,873)
Total liabilities at fair value	$—	$(16,870)	$—	$(16,870)	$—	$(14,601)	$—	$(14,601)

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

The carrying values of our cash and cash equivalents (primarily consisting of bank deposits), accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. At March 31, 2015, the fair value of our Term Loan, based upon the current market rates for debt with similar credit risk and maturity, approximated its carrying value as interest is based upon LIBOR plus an applicable floating margin. Our Senior Notes are categorized within level 2 of the valuation hierarchy and had a total fair value of approximately $806,500 and $785,100 at March 31, 2015 and December 31, 2014, respectively, based on the current market rates for debt with similar credit risk and maturities.
Derivatives Disclosures
Fair Value—The following table presents the total fair value by underlying risk and balance sheet classification for derivatives designated as cash flow hedges and derivatives not designated as cash flow hedges at March 31, 2015 and December 31, 2014:

	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Classification	March 31, 2015	December 31, 2014	Balance Sheet Classification	March 31, 2015	December 31, 2014
Derivatives designated as cash flow hedges
Interest rate	Other current and non-current assets	$909	$2,258	Other current and non-current liabilities	$(1,113)	$(1,229)
Foreign currency	Other current and non-current assets	3,330	39	Other current and non-current liabilities	(4,687)	(4,996)
		$4,239	$2,297		$(5,800)	$(6,225)
Derivatives not designated as cash flow hedges
Interest rate	Other current and non-current assets	$—	$—	Other current and non-current liabilities	$—	$—
Foreign currency	Other current and non-current assets	1,622	803	Other current and non-current liabilities	(11,070)	(8,376)
		$1,622	$803		$(11,070)	$(8,376)
Total fair value		$5,861	$3,100		$(16,870)	$(14,601)

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Master Netting Arrangements (“MNAs”)—Our derivatives are executed under International Swaps and Derivatives Association MNAs, which generally allow us and our counterparties to net settle, in a single net payable or receivable, obligations due on the same day, in the same currency and for the same type of derivative instrument. We have elected the option to record all derivatives on a gross basis in our Balance Sheet. The following table presents our derivative assets and liabilities at March 31, 2015 on a gross basis and a net settlement basis:

	Gross Amounts Recognized (i)	Gross Amounts Offset on the Balance Sheet (ii)	Net Amounts Presented on the Balance Sheet (iii) = (i) - (ii)	Gross Amounts Not Offset on the Balance Sheet (iv)		Net Amount (v) = (iii) - (iv)
				Financial Instruments	Cash Collateral Received
Derivatives
Assets:
Interest rate	$909	$—	$909	$—	$—	$909
Foreign currency	4,952	—	4,952	(11)	—	4,941
Total assets	$5,861	$—	$5,861	$(11)	$—	$5,850
Liabilities:
Interest rate	$(1,113)	—	$(1,113)	—	—	(1,113)
Foreign currency	(15,757)	—	(15,757)	11	—	(15,746)
Total liabilities	$(16,870)	$—	$(16,870)	$11	$—	$(16,859)
AOCI/Other—The following table presents the total value, by underlying risk, recognized in other comprehensive income (“OCI”) and reclassified from AOCI to interest expense (interest rate derivatives) and cost of revenue (foreign currency derivatives) during the three months ended March 31, 2015 and 2014 for derivatives designated as cash flow hedges:

	Amount of Gain (Loss) on Effective Derivative Portion
	Recognized in OCI		Reclassified from AOCI into Earnings (1)
	Three Months Ended March 31,
	2015	2014	2015	2014
Derivatives designated as cash flow hedges
Interest rate	$(1,708)	$(502)	$(474)	$(543)
Foreign currency	(2,455)	(66)	(1,137)	467
Total	$(4,163)	$(568)	$(1,611)	$(76)

(1)	Net unrealized losses totaling $4,444 are anticipated to be reclassified from AOCI into earnings during the next 12 months due to settlement of the associated underlying obligations.
The following table presents the total value recognized in cost of revenue for the three months ended March 31, 2015 and 2014 for foreign currency derivatives not designated as cash flow hedges:

	Amount of Gain (Loss) Recognized in Earnings
	Three Months Ended March 31,
	2015	2014
Derivatives not designated as cash flow hedges
Foreign currency	$(6,532)	$1,506
Total	$(6,532)	$1,506

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. RETIREMENT BENEFITS
Our 2014 Annual Report disclosed anticipated 2015 defined benefit pension and other postretirement plan contributions of $18,545 and $2,895, respectively. The following table provides updated contribution information for these plans at March 31, 2015:

	Pension Plans	Other Postretirement Plans
Contributions made through March 31, 2015	$8,227	$587
Contributions expected for the remainder of 2015	8,424	1,762
Total contributions expected for 2015	$16,651	$2,349
The following table provides a breakout of the components of net periodic benefit cost associated with our defined benefit pension and other postretirement plans for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Pension Plans
Service cost	$2,712	$2,351
Interest cost	5,858	8,564
Expected return on plan assets	(7,137)	(9,314)
Amortization of prior service credits	(158)	(120)
Recognized net actuarial losses	1,934	1,181
Net periodic benefit cost	$3,209	$2,662
Other Postretirement Plans
Service cost	$295	$259
Interest cost	529	570
Recognized net actuarial gains	(150)	(216)
Net periodic benefit cost	$674	$613
11. COMMITMENTS AND CONTINGENCIES
Legal Proceedings—We have been and may from time to time be named as a defendant in legal actions claiming damages in connection with engineering and construction projects, technology licenses, other services we provide, and other matters. These are typically claims that arise in the normal course of business, including employment-related claims and contractual disputes or claims for personal injury or property damage which occur in connection with services performed relating to project or construction sites. Contractual disputes normally involve claims relating to the timely completion of projects, performance of equipment or technologies, design or other engineering services or project construction services provided by us. We do not believe that any of our pending contractual, employment-related, personal injury or property damage claims and disputes will have a material adverse effect on our future results of operations, financial position or cash flow. See Note 14 for additional discussion of claims associated with our projects.
Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Over the past several decades and through March 31, 2015, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 5,700 plaintiffs and, of those claims, approximately 1,700 claims were pending and 4,000 have been closed through dismissals or settlements. Over the past several decades and through March 31, 2015, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount of approximately two thousand dollars per claim. We review each case on its own merits and make accruals based upon the probability of loss and our estimates of the amount of liability and related expenses, if any. While we have seen an increase in the number of recent filings, especially in one specific venue, we do not believe that the increase or any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow, and at March 31, 2015, we had approximately $5,200 accrued for liability and related expenses. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that we may expect to

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recover because of the variability in coverage amounts, limitations and deductibles, or the viability of carriers, with respect to our insurance policies for the years in question.
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
We believe we are in compliance, in all material respects, with environmental laws and regulations and maintain insurance coverage to mitigate our exposure to environmental liabilities. We do not believe any environmental matters will have a material adverse effect on our future results of operations, financial position or cash flow. We do not anticipate we will incur material capital expenditures for environmental controls or for the investigation or remediation of environmental conditions during the remainder of 2015 or 2016.
12. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents changes in AOCI, net of tax, by component, and reclassification of AOCI into earnings, net of tax, for each component, during the three months ended March 31, 2015:

	Three Months Ended March 31, 2015
	Currency Translation Adjustment (1)	Unrealized Fair Value Of Cash Flow Hedges	Defined Benefit Pension and Other Postretirement Plans	Total
Balance at December 31, 2014	$(133,787)	$(2,713)	$(125,897)	$(262,397)
OCI before reclassifications	(59,096)	(1,901)	12,826	(48,171)
Amounts reclassified from AOCI	—	1,177	1,256	2,433
Net OCI	(59,096)	(724)	14,082	(45,738)
Balance at March 31, 2015	$(192,883)	$(3,437)	$(111,815)	$(308,135)

(1)
During the three months ended March 31, 2015, the currency translation adjustment component of AOCI was unfavorably impacted primarily by movements in the Australian Dollar, British Pound and Euro exchange rates against the U.S. Dollar.

Amount Reclassified From AOCI
AOCI Components
Unrealized Fair Value Of Cash Flow Hedges (1)
Interest rate derivatives (interest expense)	$474
Foreign currency derivatives (cost of revenue)	1,137
Total, before taxes	$1,611
Taxes	(434)
Total, net of taxes	$1,177
Defined Benefit Pension and Other Postretirement Plans (2)
Amortization of prior service credits	$(158)
Recognized net actuarial losses	1,784
Total, before taxes	$1,626
Taxes	(370)
Total, net of taxes	$1,256

(1)	See Note 9 for further discussion of our cash flow hedges, including the total value reclassified from AOCI to earnings.

(2)	See Note 10 for further discussion of our defined benefit and other postretirement plans, including the components of net periodic benefit cost.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. EQUITY-BASED INCENTIVE PLANS
Under our equity-based incentive plans, we can issue shares to employees and directors in the form of restricted stock units (“RSUs”), performance shares and stock options. Changes in common stock, additional paid-in capital and treasury stock during the three months ended March 31, 2015 and 2014 primarily related to activity associated with the equity-based incentive plans and share repurchases. At March 31, 2015 and December 31, 2014, and for the three months ended March 31, 2015 and 2014, cash-settled equity-based awards, including RSUs and stock appreciation rights, were not material.
During the three months ended March 31, 2015, we granted the following awards associated with our equity-based incentive plans:

	Shares (1)	Weighted Average Grant-Date Fair Value Per Share
RSUs	870	$41.60
Performance shares	668	$41.67
Total	1,538

(1)	No stock options were granted during the three months ended March 31, 2015.
During the three months ended March 31, 2015, we had the following activity associated with our equity-based incentive plans and employee stock purchase plan (“ESPP”):

Shares
Performance shares (issued upon vesting)	554
RSUs (issued upon vesting)	376
Stock options (issued upon exercise)	16
ESPP shares (issued upon sale)	130
Total Shares Issued	1,076
During the three months ended March 31, 2015 and 2014, we recognized $31,963 and $43,065, respectively, of stock-based compensation expense, primarily within selling and administrative expense.
During the three months ended March 31, 2015, we repurchased 330 shares for $13,461 (an average price of $40.79), including $12,066 to purchase 288 shares for taxes withheld on taxable share distributions and $1,395 to purchase 42 shares of our outstanding common stock.
14. UNAPPROVED CHANGE ORDERS, CLAIMS, INCENTIVES AND OTHER CONTRACT RECOVERIES
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
Nuclear Projects—We have consortium agreements (the “Consortium Agreements”) with Westinghouse Electric Company ("WEC") under which we have contracted with two separate customers (the “Customer Contracts”) for the construction of two nuclear power plants in Georgia (the “Georgia Nuclear Project”) and South Carolina (the "South Carolina Nuclear Project") (collectively, the “Nuclear Projects”). The results of the Nuclear Projects are reflected within our Engineering & Construction and Fabrication Services operating groups. Under the scope of work provided in each of the Consortium Agreements, WEC is primarily responsible for engineering and procurement activities associated with the nuclear island component of the Nuclear Projects, while we are responsible for engineering, procurement and fabrication for the balance of plant and substantially all of the construction activities for the Nuclear Projects. The Customer Contracts provide WEC and us contractual entitlement (“Customer Obligation(s)”) for recovery of certain estimated costs in excess of contractually stipulated amounts. In addition to the aforementioned protections for us under the Customer Contracts, the Consortium Agreements also provide contractual entitlement for us to recover from WEC (“WEC Obligation(s)”) certain estimated costs in excess of contractually stipulated amounts, to the extent not recoverable from our customers. Project price for the Nuclear Projects includes estimated amounts recoverable under the aforementioned Customer Obligations and WEC Obligations.
At March 31, 2015 and December 31, 2014, we also had approximately $838,600 of unapproved change orders and claims included in project price related to claims with our customer for the Georgia Nuclear Project resulting from increased engineering, equipment supply, material and fabrication and construction costs resulting from regulatory-required design

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

changes and delays in our customer’s obtaining the combined operating license (“COL”) for the project. Specifically, we have entered into a formal dispute resolution process on certain claims associated with the shield building, large structural modules and COL issuance delays. To the extent we are unsuccessful recovering these amounts from our customer, the amounts are contractually recoverable under the aforementioned WEC Obligations.
At March 31, 2015 and December 31, 2014, we also had approximately $373,000 of unapproved change orders and claims included in project price related to a portion of the forecast cost impacts for the South Carolina Nuclear Project associated with extensions of schedule.
Through March 31, 2015, approximately $368,100 had been recognized as revenue on a cumulative POC basis related to the unapproved change orders and claims for the Nuclear Projects. Although we have not reached resolution on the aforementioned matters, at March 31, 2015, we had received contractually required partial payments totaling approximately $116,900.
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
Other—At March 31, 2015 and December 31, 2014, we had additional unapproved change orders and claims included in project price totaling approximately $92,700 and $98,100, respectively, for other projects primarily within our Engineering & Construction and Fabrication Services operating groups. We also had incentives included in project price of approximately $33,500 and $32,600 at March 31, 2015 and December 31, 2014, respectively, for projects in our Engineering & Construction and Capital Services operating groups. Of these aforementioned amounts, approximately $99,500 had been recognized as revenue on a cumulative POC basis through March 31, 2015.
At March 31, 2015, we also had approximately $21,500 of past due receivables outstanding for one of our large cost reimbursable projects. Although the amounts may not be received in the near term, we believe they are contractually due under the provisions of our contract.
The aforementioned amounts recorded in project price and receivables reflect our best estimate of recovery amounts; however, the ultimate resolution and amounts received could differ from these estimates and could have a material adverse effect on our results of operations, financial position and cash flow.
15. SEGMENT INFORMATION
Our management structure and internal and public segment reporting are aligned based upon the services offered by our four operating groups, which represent our reportable segments. As discussed in Note 1 and 2, during the three months ended March 31, 2015, we realigned our four operating groups to reflect the present management oversight of our operations. Our maintenance business that was previously reported within our Engineering & Construction operating group (formerly Engineering, Construction & Maintenance) is now reported within our Capital Services operating group (formerly Environmental Solutions), and our engineered products business that was previously reported within our Technology operating group is now reported within our Fabrication Services operating group. The segment results for the three months ended March 31, 2014 were reclassified to conform to the 2015 presentation. The following provides a description of our realigned operating groups:
Engineering & Construction—Engineering & Construction provides EPC services for major energy infrastructure facilities.
Fabrication Services—Fabrication Services provides fabrication of piping systems, process and nuclear modules; fabrication and erection of steel plate structures; manufacturing and distribution of pipe and fittings; and engineered products (including engineering, procurement and fabrication for heat transfer equipment and gas processing, hydrogen and sulfur recovery technologies) for the oil and gas, petrochemicals, water and wastewater, mining, mineral processing and power generation industries.
Technology—Technology provides licensed process technologies and catalysts for use in petrochemical facilities and oil refineries, and offers process planning and project development services and a comprehensive program of aftermarket support. Technology also has a 50% owned unconsolidated CLG joint venture that provides licensed technologies, engineering services and catalyst, primarily for the refining industry.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Capital Services—Capital Services provides comprehensive maintenance services, environmental engineering and remediation, infrastructure EPC services, program management, and disaster response and recovery for private sector customers and governments.
Our Chief Executive Officer evaluates the performance of the aforementioned operating groups based upon revenue and income from operations. Each operating group's income from operations reflects corporate costs, allocated based primarily upon revenue. Intersegment revenue is netted against the revenue of the segment receiving the intersegment services. For the three months ended March 31, 2015 and 2014, intersegment revenue totaled approximately $115,700 and $113,900, respectively, and primarily related to services provided by our Fabrication Services operating group to our Engineering & Construction operating group.
The following table presents revenue and income from operations by reporting segment for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Revenue
Engineering & Construction	$1,818,586	$1,686,181
Fabrication Services	637,809	671,911
Technology	99,361	102,573
Capital Services	569,989	467,467
Total revenue	$3,125,745	$2,928,132
Income From Operations
Engineering & Construction	$136,418	$84,636
Fabrication Services	52,399	46,915
Technology	48,024	34,669
Capital Services	9,957	4,330
Total operating groups	246,798	170,550
Integration related costs	—	(8,067)
Total income from operations	$246,798	$162,483
In conjunction with the aforementioned realignment of our operating groups, our total assets by reporting segment changed significantly, including an allocation of goodwill among our new and realigned reporting units based on the relative fair value of the reporting units being realigned. At March 31, 2015 and December 31, 2014, our total assets by reporting segment were as follows (with December 31, 2014 balances reflecting the realignment of our operating groups to conform with the 2015 presentation):

	March 31,	December 31,
	2015	2014
Assets
Engineering & Construction	$4,926,680	$4,555,703
Fabrication Services	2,182,886	2,229,346
Technology	885,795	837,445
Capital Services	1,722,880	1,758,537
Total assets	$9,718,241	$9,381,031

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
OVERVIEW
General—We provide a wide range of services through our four operating groups, including conceptual design, technology, engineering, procurement, fabrication, modularization, construction, commissioning, maintenance, program management and environmental services to customers in the energy infrastructure market throughout the world, and are a provider of diversified government services. As discussed in Note 15 to our Financial Statements, during the first quarter 2015, we realigned our four operating groups to reflect the present management oversight of our operations. Our maintenance business that was previously reported within our Engineering & Construction operating group (formerly Engineering, Construction & Maintenance) is now reported within our Capital Services operating group (formerly Environmental Solutions), and our engineered products business that was previously reported within our Technology operating group is now reported within our Fabrication Services operating group. Our realigned operating groups, which represent our reportable segments, include: Engineering & Construction; Fabrication Services; Technology; and Capital Services. The segment results for the first quarter 2014 were reclassified to conform to our 2015 presentation. Our realigned 2014 quarterly new awards, revenue and income from operations are presented in the "2014 quarterly segment information" section below.
We continue to be broadly diversified across the global energy infrastructure market. Our geographic diversity is illustrated by approximately 40% of our first quarter 2015 revenue coming from projects outside the U.S. and approximately 15% of our March 31, 2015 backlog of approximately $30.0 billion being comprised of projects outside the U.S. The geographic mix of our revenue will evolve consistent with changes in our backlog mix, as well as shifts in future global energy demand. Our diversity in energy infrastructure end-markets ranges from upstream activities such as offshore oil and gas and onshore oil sands projects, to downstream activities such as gas processing, LNG, refining, and petrochemicals, to fossil and nuclear-based power plants. Planned investments across the natural gas value chain, including LNG and petrochemicals, remain strong, and we anticipate additional benefits from continued investments in U.S. shale gas. Global investments in power and petrochemical facilities are expected to continue, as are investments in various types of facilities which require storage structures and pre-fabricated pipe.
Our long-term contracts are awarded on a competitively bid and negotiated basis using a range of contracting options, including cost-reimbursable, fixed-price and hybrid, which has both cost-reimbursable and fixed-price characteristics. Under cost-reimbursable contracts, we generally perform our services in exchange for a price that consists of reimbursement of all customer-approved costs and a profit component, which is typically a fixed rate per hour, an overall fixed fee or a percentage of total reimbursable costs. Under fixed-price contracts, we perform our services and execute our projects at an established price. The timing of our revenue recognition may be impacted by the contracting structure of our contracts. Cost-reimbursable contracts, and hybrid contracts with a more significant cost-reimbursable component, generally provide our customers with greater influence over the timing of when we perform our work, and accordingly, such contracts often result in less predictability with respect to the timing of our revenue. Fixed-price contracts, and hybrid contracts with a more significant fixed-price component, tend to provide us with greater control over project schedule and the timing of when work is performed and costs are incurred, and accordingly, when revenue is recognized. Our shorter-term contracts and services are generally provided on a cost-reimbursable, fixed-price or unit price basis. Our March 31, 2015 backlog distribution by contracting type is described below within our operating group discussion.
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

Engineering & Construction—Our Engineering & Construction operating group provides EPC services for major energy infrastructure facilities. As discussed above, the results for our maintenance business that were previously reported within our Engineering & Construction operating group are now reported within our Capital Services operating group.
Backlog for our Engineering & Construction operating group comprised approximately $20.4 billion (68%) of our consolidated March 31, 2015 backlog. The backlog composition by end market was approximately 45% power, 40% LNG, 5% refining, 5% gas processing, and 5% petrochemical, oil sands and other end markets. Our power backlog was primarily concentrated in the U.S. and we anticipate that our significant future opportunities will be derived from both China and North America. Our LNG backlog was primarily concentrated in the Asia Pacific and North American regions and we anticipate significant opportunities will continue to be derived from these regions in addition to Africa. The majority of our refining-related backlog was derived from South America and we anticipate that our future opportunities will be derived from the Middle East, South America, Russia, and the Asia Pacific region. Our gas processing projects were primarily concentrated in the U.S. and the Asia Pacific region, where we anticipate continued strength. Our March 31, 2015 backlog distribution for this operating group by contracting type was approximately 85% fixed-price and hybrid and 15% cost-reimbursable.
Fabrication Services—Our Fabrication Services operating group provides fabrication of piping systems, process and nuclear modules; fabrication and erection of steel plate structures; manufacturing and distribution of pipe and fittings; and engineered products (including engineering, procurement and fabrication for heat transfer equipment and gas processing, hydrogen and sulfur recovery technologies) for the oil and gas, petrochemicals, water and wastewater, mining, mineral processing and power generation industries. As discussed above, the results for our engineered products business that were previously reported within our Technology operating group are now reported within our Fabrication Services operating group.
Backlog for our Fabrication Services operating group comprised approximately $3.0 billion (10%) of our consolidated March 31, 2015 backlog. The backlog composition by end market was approximately 45% petrochemical, 25% LNG (including low temp and cryogenic), 15% power, 5% refining, 5% gas processing and 5% other end markets. Our March 31, 2015 backlog distribution for this operating group by contracting type was approximately 95% fixed-price, hybrid, or unit based, with the remainder being cost-reimbursable.
Technology—Our Technology operating group provides licensed process technologies and catalysts for use in petrochemical facilities and oil refineries, and offers process planning and project development services and a comprehensive program of aftermarket support. Technology also has our 50% owned unconsolidated CLG joint venture that provides licensed technologies, engineering services and catalyst, primarily for the refining industry. As discussed above, the results for our engineered products business that were previously reported within our Technology operating group are now reported within our Fabrication Services operating group.
Backlog for our Technology operating group comprised approximately $608.4 million (2%) of our consolidated March 31, 2015 backlog and was primarily comprised of fixed-price contracts. Technology’s backlog excludes contracts related to our unconsolidated CLG joint venture, for which income is recognized as equity earnings.
Capital Services—Our Capital Services operating group provides comprehensive maintenance services, environmental engineering and remediation, infrastructure EPC services, program management, and disaster response and recovery for private sector customers and governments. As discussed above, the results for our maintenance business that were previously reported within our Engineering & Construction operating group are now reported within our Capital Services operating group.
Backlog for our Capital Services operating group comprised approximately $5.9 billion (20%) of our consolidated March 31, 2015 backlog. The backlog composition by end market was approximately 65% operations and maintenance services, 15% environmental services, 10% construction services and 10% program and project management, and was primarily concentrated in the U.S. Our March 31, 2015 backlog distribution for this operating group by contracting type was approximately 80% cost-reimbursable and 20% fixed-price.

RESULTS OF OPERATIONS
Our new awards, revenue and income from operations by reporting segment were as follows:

	Three Months Ended March 31,
	(In thousands)
	2015	% of Total	2014	% of Total
New Awards
Engineering & Construction	$1,209,407	40%	$4,494,837	78%
Fabrication Services	927,374	31%	516,729	9%
Technology	77,022	2%	77,446	1%
Capital Services	817,380	27%	708,477	12%
Total new awards	$3,031,183		$5,797,489

	2015	% of Total	2014	% of Total
Revenue
Engineering & Construction	$1,818,586	58%	$1,686,181	58%
Fabrication Services	637,809	21%	671,911	23%
Technology	99,361	3%	102,573	3%
Capital Services	569,989	18%	467,467	16%
Total revenue	$3,125,745		$2,928,132

	2015	% of Revenue	2014	% of Revenue
Income From Operations
Engineering & Construction	$136,418	7.5%	$84,636	5.0%
Fabrication Services	52,399	8.2%	46,915	7.0%
Technology	48,024	48.3%	34,669	33.8%
Capital Services	9,957	1.7%	4,330	0.9%
Total operating groups	246,798	7.9%	170,550	5.8%
Integration related costs	—		(8,067)
Total income from operations	$246,798	7.9%	$162,483	5.5%
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
New awards were $3.0 billion for the first quarter 2015, compared with $5.8 billion for the corresponding 2014 period. Significant new awards for the first quarter 2015 included our proportionate share of a $2.0 billion additional LNG train (approximately $675.0 million) for an LNG export facility in the U.S. within our Engineering & Construction operating group and additional work scopes within our Fabrication Services operating group that we will perform for our U.S. LNG export facility projects, which we are executing through joint venture arrangements; scope increases for our mixed oxide fuel fabrication facility project in the U.S. and LNG mechanical erection project in the Asia Pacific region (approximately $360.0 million combined) within our Engineering & Construction operating group; and refinery maintenance work (approximately $310.0 million) within our Capital Services operating group. Significant new awards for the first quarter 2014 included our proportionate share of a $6.2 billion LNG export facility in the U.S. (approximately $3.1 billion) that we are executing through a joint venture arrangement; structural, mechanical and piping construction work for an LNG project in the Asia Pacific region (approximately $625.0 million); and engineering and procurement for a clean fuels project in the Middle East (approximately $370.0 million); all within our Engineering & Construction operating group. See Operating Group Results below for further discussion.

Backlog at March 31, 2015 was approximately $30.0 billion, compared to $30.4 billion at December 31, 2014, with the decrease reflecting the impact of revenue exceeding new awards by $94.6 million and foreign currency fluctuations during the period associated with the strengthening of the U.S. Dollar against the Australian Dollar, Euro, Colombian Peso and Canadian Dollar, which reduced our backlog by approximately $300.0 million during the first quarter 2015. As noted in the Revenue and Gross Profit sections below, foreign currency fluctuations during the period also had an unfavorable impact on our operating results for the first quarter 2015.
Certain contracts within our Capital Services and Engineering & Construction operating groups are dependent upon funding from the U.S. government, where funds are appropriated on a year-by-year basis, while contract performance may take more than one year. Approximately $885.0 million of our backlog at March 31, 2015 for these operating groups was for contractual commitments that are subject to future funding decisions.
Revenue—Revenue was $3.1 billion for the first quarter 2015, representing a $197.6 million increase (7%) from the corresponding 2014 period. The increase was primarily due to progress on our large U.S. nuclear projects and increased LNG revenue in the U.S. within our Engineering & Construction operating group and increased plant maintenance revenue within our Capital Services operating group. Our first quarter 2015 revenue was unfavorably impacted by approximately $150.0 million relative to the 2014 period due to foreign currency fluctuations associated with the strengthening of the U.S. Dollar against the Australian Dollar, British Pound, Canadian Dollar, Colombian Peso and Euro, primarily within our Engineering & Construction operating group. See Operating Group Results below for further discussion.
Gross Profit—Our gross profit was $370.2 million (11.8% of revenue) for the first quarter 2015, compared with $301.4 million (10.3% of revenue) for the corresponding 2014 period. The increases in absolute dollars and as a percentage of revenue were primarily attributable to our higher revenue volume, higher margin backlog and leverage of operating costs. Our first quarter 2015 gross profit was unfavorably impacted by approximately $14.0 million relative to the 2014 period due to foreign currency fluctuations associated with the strengthening of the U.S. Dollar, as noted in the Revenue section above, primarily within our Engineering & Construction operating group.
Selling and Administrative Expense—Selling and administrative expense was $109.1 million (3.5% of revenue) for the first quarter 2015, compared with $119.2 million (4.1% of revenue) for the corresponding 2014 period. The decreases in absolute dollars and as a percentage of revenue were primarily attributable to lower incentive plan costs (approximately $8.0 million). Our stock-based compensation costs, which are predominantly in selling and administrative expense, are higher in the first quarter of each year due to the immediate expensing of awards for those participants that are eligible to retire. First quarter stock-based compensation expense totaled approximately $32.0 million and $43.1 million for 2015 and 2014, respectively, or 43% and 64% of estimated annual expense for each of the respective periods.
Intangibles Amortization—Intangibles amortization was $15.7 million for the first quarter 2015, compared with $16.2 million for the corresponding 2014 period.
Equity Earnings—Equity earnings were $4.2 million for the first quarter 2015 and the corresponding 2014 period, and were primarily associated with our unconsolidated CLG joint venture.
Other Operating Expense (Income), Net—Other operating expense (income), net, generally represents losses (gains) associated with the sale or disposition of property and equipment. For the first quarter 2015, other operating expense (income), net also included a gain of approximately $7.5 million related to the contribution of a technology to our unconsolidated CLG joint venture and a foreign exchange loss of approximately $11.0 million associated with the re-measurement of certain non-U.S. Dollar denominated net assets.
Integration Related Costs— Integration related costs for the first quarter 2014 were $8.1 million and primarily related to facility consolidations, including the associated accrued future lease costs for vacated facilities and unutilized capacity, personnel relocation and severance-related costs, and systems integration costs.
Income from Operations—Income from operations was $246.8 million (7.9% of revenue) for the first quarter 2015, versus $162.5 million (5.5% of revenue) for the corresponding 2014 period. The increases in absolute dollars and as a percentage of revenue were primarily attributable to the reasons noted above. See Operating Group Results below for further discussion.
Interest Expense and Interest Income—Interest expense was $22.3 million for the first quarter 2015, compared with $18.9 million for the corresponding 2014 period. The 2015 period was primarily impacted by higher average revolving credit facility and other borrowings. Interest income was $2.0 million for the first quarter 2015, compared with $2.1 million for the corresponding 2014 period.

Income Tax Expense—Income tax expense for the first quarter 2015 was $69.8 million (30.8% of pre-tax income), compared with $42.9 million (29.5% of pre-tax income) for the corresponding 2014 period. Our 2015 tax rate benefited by approximately 1.5% due primarily to the impact of changes in tax rates enacted during the current quarter on our non-U.S. deferred tax assets, while our 2014 tax rate benefited by approximately 2.5% due primarily to increases in estimated available tax credits. In addition to the aforementioned, our 2015 tax rate increased compared to the corresponding period due to anticipated increased full-year pre-tax income in higher tax rate jurisdictions, primarily the U.S. Our tax rate may continue to experience fluctuations due primarily to changes in the geographic distribution of our pre-tax income.
Net Income Attributable to Noncontrolling Interests—Noncontrolling interests are primarily associated with our large LNG mechanical erection project in the Asia Pacific region and certain operations in the U.S. and Middle East. The 2014 period also included our large gas processing project in the Asia Pacific region. Net income attributable to noncontrolling interests was $24.5 million for the first quarter 2015, compared to $13.8 million for the corresponding 2014 period. The change compared to the 2014 period was commensurate with the level of applicable operating results for the aforementioned projects and operations.
Operating Group Results
Engineering & Construction
New Awards—New awards were $1.2 billion for the first quarter 2015, compared with $4.5 billion for the corresponding 2014 period. Significant new awards for the first quarter 2015 included our proportionate share of a $2.0 billion additional LNG train (approximately $675.0 million) for an LNG export facility in the U.S. that we are executing through a joint venture arrangement; scope increases for our mixed oxide fuel fabrication facility project in the U.S. and LNG mechanical erection project in the Asia Pacific region (approximately $360.0 million combined); and engineering and procurement services for a refinery project in Russia. Significant new awards for the first quarter 2014 included our proportionate share of a $6.2 billion LNG export facility in the U.S. (approximately $3.1 billion) that we are executing through a joint venture arrangement; structural, mechanical and piping construction work for an LNG project in the Asia Pacific Region (approximately $625.0 million); engineering and procurement for a clean fuels project in the Middle East (approximately $370.0 million); engineering and project management services for a pipeline expansion project in the Middle East (approximately $85.0 million); a front-end engineering award for a plastics project in the Middle East (approximately $40.0 million); and scope increases on existing backlog.
Revenue—Revenue was $1.8 billion for the first quarter 2015, representing an increase of $132.4 million (8%) compared with the corresponding 2014 period. Our first quarter 2015 results primarily benefited from increased revenue on our large U.S. nuclear projects (approximately $140.0 million) and increased LNG revenue in the U.S., partly offset by a net decrease in revenue on our cost reimbursable LNG mechanical erection and gas processing projects in the Asia Pacific region and refinery project in Colombia (approximately $50.0 million combined). Our first quarter 2015 revenue was unfavorably impacted by approximately $130.0 million relative to the 2014 period due to foreign currency fluctuations associated with the strengthening of the U.S. Dollar against the Australian Dollar, British Pound, Canadian Dollar, Colombian Peso and Euro. Approximately $460.0 million of the operating group's first quarter 2015 revenue was attributable to our large U.S. nuclear projects, compared with approximately $320.0 million for the corresponding 2014 period. Approximately $640.0 million of the operating group's first quarter 2015 revenue was attributable to our large cost reimbursable projects, compared with approximately $690.0 million for the corresponding 2014 period.
Income from Operations—Income from operations for the first quarter 2015 was $136.4 million (7.5% of revenue), compared with $84.6 million (5.0% of revenue) for the corresponding 2014 period. Our 2015 results benefited from higher revenue volume, a higher margin mix on our large cost-reimbursable projects (approximately $12.0 million), leverage of operating costs and a higher margin mix on the remaining portion of our backlog. Our first quarter 2015 operating income was unfavorably impacted by approximately $10.0 million relative to the 2014 period due to foreign currency fluctuations associated with the strengthening of the U.S. Dollar, as noted in the Revenue section above.
Fabrication Services
New Awards—New awards were $927.4 million for the first quarter 2015, compared with $516.7 million for the corresponding 2014 period. Significant new awards for the first quarter 2015 included work scopes we will perform for our U.S. LNG export facility projects that we are executing through our joint venture arrangements; storage tanks for a clean fuels project in the Middle East (approximately $60.0 million); an oil sands project in Canada (approximately $50.0 million); pipe fabrication for a petrochemical project in the U.S. (approximately $40.0 million); and various other storage tank and fabrication awards throughout the world. Significant new awards for the first quarter 2014 included a pipe fabrication award for a propane dehydrogenation unit in the U.S. (approximately $100.0 million) and various other fabrication and storage tank awards throughout the world.

Revenue—Revenue was $637.8 million for the first quarter 2015, representing a decrease of $34.1 million (5%) compared with the corresponding 2014 period. Our first quarter 2015 results benefited from increased engineered products activity(approximately $50.0 million) and higher storage tank revenue in the U.S. (approximately $30.0 million), offset by lower storage tank work in the Middle East and Asia Pacific region (approximately $115.0 million combined).
Income from Operations—Income from operations for the first quarter 2015 was $52.4 million (8.2% of revenue), compared with $46.9 million (7.0% of revenue) for the corresponding 2014 period. Our first quarter 2015 results benefited from a higher margin mix on our backlog, partly offset by lower revenue volume and a foreign exchange loss (approximately $11.0 million) associated with the re-measurement of certain non-U.S. Dollar denominated net assets. Our first quarter 2014 results were impacted by a temporary underutilization of our pipe fabrication capacity due to customer delays (approximately $17.0 million).
Technology
New Awards—New awards were $77.0 million for the first quarter 2015, compared with $77.4 million for the corresponding 2014 period. The first quarter 2015 included awards for refining licensing in Europe and polypropylene licensing in Africa.
Revenue—Revenue was $99.4 million for the first quarter 2015, representing a decrease of $3.2 million (3%) compared with the corresponding 2014 period.
Income from Operations—Income from operations for the first quarter 2015 was $48.0 million (48.3% of revenue), compared with $34.7 million (33.8% of revenue) for the corresponding 2014 period. The increases in absolute dollars and as a percentage of revenue were primarily attributable to a higher margin mix of work and the aforementioned gain (approximately $7.5 million) associated with the contribution of a technology to our unconsolidated CLG joint venture.
Capital Services
New Awards—New awards were $817.4 million for the first quarter 2015, compared with $708.5 million for the corresponding 2014 period. Significant new awards for the first quarter 2015 included refinery maintenance work in the U.S. and Canada (approximately $310.0 million combined) and scope increases on a chemical plant expansion project in the U.S. (approximately $115.0 million). Significant new awards for the first quarter 2014 included nuclear facility modification work in the U.S. (approximately $120.0 million), environmental monitoring services in the U.S. (approximately $60.0 million) and environmental remediation services in the U.S. (approximately $35.0 million).
Revenue—Revenue was $570.0 million for the first quarter 2015, representing an increase of $102.5 million (22%) compared with the corresponding 2014 period. Our first quarter 2015 results primarily benefited from increased plant maintenance revenue in the U.S.
Income from Operations—Income from operations for the first quarter 2015 was $10.0 million (1.7% of revenue), compared with $4.3 million (0.9% of revenue) for the corresponding 2014 period. The increases in absolute dollars and as a percentage of revenue were primarily due to higher revenue volume and continuing benefits from previously implemented cost reduction initiatives.
LIQUIDITY AND CAPITAL RESOURCES
General
Cash and Cash Equivalents—At March 31, 2015, our cash and cash equivalents were $347.0 million, and were maintained in local accounts throughout the world, substantially all of which were maintained outside The Netherlands, our country of domicile. With the exception of $193.1 million of cash and cash equivalents within our variable interest entities (“VIEs”) associated with our partnering arrangements, which is generally only available for use in our operating activities when distributed to the partners, we are not aware of any material restrictions on our cash and cash equivalents.
With respect to tax consequences associated with repatriating our foreign earnings, distributions from our European Union ("EU") subsidiaries to their Netherlands parent companies are not subject to taxation. Further, for our non-EU companies and their subsidiaries and our U.S. companies, to the extent taxes apply, the amount of permanently reinvested earnings becomes taxable upon repatriation of assets from the subsidiary or liquidation of the subsidiary. We have accrued taxes on undistributed earnings that we intend to repatriate, and we intend to permanently reinvest the remaining undistributed earnings in their respective businesses, and accordingly, have accrued no taxes on such amounts.

Summary of Cash Flow Activity
Operating Activities—During the first quarter 2015, net cash used in operating activities was $289.9 million, primarily resulting from cash generated from earnings, offset by a net change of $598.9 million in our accounts receivable, inventory, accounts payable and net contracts in progress account balances (collectively “Contract Capital”). The components of our net Contract Capital balances at March 31, 2015 and December 31, 2014, and changes during the first quarter 2015, were as follows:

(In thousands)	March 31,	December 31,
	2015	2014	Change
Billings in excess of costs and estimated earnings (1)	$(1,468,268)	$(1,426,728)	$(41,540)
Margin fair value liability for acquired contracts (2)	(526,801)	(558,760)	$31,959
Total billings in excess of costs and estimated earnings	$(1,995,069)	$(1,985,488)	$(9,581)
Total costs and estimated earnings in excess of billings (1)	1,114,570	774,644	339,926
Contracts in progress, net	$(880,499)	$(1,210,844)	$330,345
Accounts receivable, net	1,347,742	1,306,567	41,175
Inventory	283,352	286,155	(2,803)
Accounts payable	(1,026,702)	(1,256,854)	230,152
Contract Capital, net	$(276,107)	$(874,976)	$598,869

(1)
Represents our cash position relative to revenue recognized on projects, with (i) billings in excess of costs and estimated earnings representing a liability reflective of future cash expenditures and non-cash earnings, and (ii) costs and estimated earnings in excess of billings representing an asset reflective of future cash receipts.

(2)
Represents a margin fair value liability associated with long-term contracts acquired in connection with the acquisition of The Shaw Group Inc. on February 13, 2013 (the "Acquisition Closing Date"). The margin fair value liability was approximately $745.5 million at the Acquisition Closing Date and is recognized as revenue on a percentage of completion basis as the applicable projects progress. We anticipate the remaining liability will be recognized as revenue over the next five to six years.

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
The $598.9 million decline in our Contract Capital liability during the first quarter 2015 was primarily due to a $32.0 million decrease in the margin fair value liability discussed above, a $335.7 million increase in the net Contract Capital asset position on our two large U.S. nuclear projects (exclusive of the margin fair value liability), and a $231.2 million decline in our net Contract Capital liability position on our remaining backlog. The Contract Capital position on our U.S. nuclear projects continues to be impacted by the timing of achievement of billing milestones and will continue to fluctuate prospectively based on the timing of achievement of future billing milestones and the timing of resolution of the recorded unapproved change orders and claims for the projects (see Note 14 to our Financial Statements). The Contract Capital position on the U.S. nuclear projects was also impacted by a decline in accounts payable of $51.0 million. The decline in our Contract Capital liability for the remainder of our backlog was primarily due to the timing of accounts payable payments, which resulted in a decline in accounts payable of $179.2 million.
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
Investing Activities—During the first quarter 2015, net cash used in investing activities was $56.9 million, primarily related to capital expenditures of $29.0 million and net advances of $27.8 million to our venture partners by our proportionately consolidated ventures (see Note 6 to our Financial Statements for further discussion). We will continue to evaluate and selectively pursue other opportunities for additional expansion of our business through the acquisition of complementary businesses and technologies. These acquisitions may involve the use of cash or may require further debt or equity financing.
Financing Activities—During the first quarter 2015, net cash provided by financing activities was $403.4 million, primarily related to net revolving facility and other short-term borrowings of $466.0 million and cash proceeds from the issuance of shares associated with our stock plans of $5.1 million. These cash inflows were partly offset by repayments on our long-term debt of $26.5 million, share repurchases totaling $13.5 million (0.3 million shares at an average price of $40.79 per share), including $12.1 million to repurchase shares associated with stock-based compensation-related withholding taxes on taxable share distributions and $1.4 million to purchase shares of our outstanding common stock, distributions to our noncontrolling interest partners of $10.6 million, repayment of advances to our proportionately consolidated ventures of $9.7 million (see Note 6 to our Financial Statements for further discussion) and dividends paid to our shareholders of $7.6 million.
Effect of Exchange Rate Changes on Cash and Cash Equivalents—During the first quarter 2015, our cash and cash equivalents balance decreased by $61.0 million due to the impact of changes in functional currency exchange rates against the U.S. Dollar for non-U.S. Dollar cash balances, primarily the change in the Australian Dollar, British Pound and Euro exchange rates. The net unrealized loss on our cash and cash equivalents resulting from these exchange rate movements is reflected in the cumulative translation adjustment component of OCI. Our cash and cash equivalents held in non-U.S. Dollar currencies are used primarily for project-related and other operating expenditures in those currencies, and therefore, our exposure to realized exchange gains and losses is not anticipated to be material.
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
Committed Facilities—We have a five-year, $1.35 billion, committed and unsecured revolving facility (the “Revolving Facility”) with Bank of America ("BofA"), as administrative agent, and BNP Paribas Securities Corp., BBVA Compass, Credit Agricole Corporate and Investment Bank (“Credit Agricole”) and The Royal Bank of Scotland plc, each as syndication agents, which expires in October 2018. The Revolving Facility has a $675.0 million aggregate borrowing and financial letter of credit sublimit (with financial letters of credit not to exceed $270.0 million) and certain financial covenants, including a maximum leverage ratio of 3.00, a minimum fixed charge coverage ratio of 1.75, and a minimum net worth level calculated as $2.1 billion at March 31, 2015. The Revolving Facility also includes customary restrictions regarding subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, and mergers and acquisitions, and includes a trailing twelve-month limitation of $250.0 million for dividend payments and share repurchases if our leverage ratio exceeds 1.50 (unlimited if our leverage ratio is equal to or below 1.50), among other restrictions. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. The interest, commitment fee, and letter of credit fee percentages are based upon our quarterly leverage ratio. In the event we borrow funds under the facility, interest is assessed at either prime plus an applicable floating margin (3.25% and 0.50%, respectively at March 31, 2015), or LIBOR plus an applicable floating margin (0.18% and 1.50%, respectively at March 31, 2015). At March 31, 2015, we had $150.0 million of outstanding borrowings under the facility and $212.9 million of outstanding letters of credit under the facility (none of which were financial letters of credit), providing $1.0 billion of available capacity, of which $525.0 million may be utilized for borrowings. During the first quarter 2015, our weighted average interest rate on borrowings under the facility was approximately 1.9%, inclusive of the applicable floating margin.
We also have a five-year, $650.0 million, committed and unsecured revolving credit facility (the “Second Revolving Facility”) with BofA, as administrative agent, and Credit Agricole, as syndication agent, which expires in February 2018. The Second Revolving Facility, which supplements our Revolving Facility, has a $487.5 million borrowing and financial letter of credit sublimit and includes financial and restrictive covenants similar to those noted above for the Revolving Facility. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. The interest, commitment fee, and letter of credit fee percentages are based upon our quarterly leverage ratio. In the event we borrow funds under the facility, interest is assessed at either prime plus an applicable floating margin (3.25% and 0.50% at March 31, 2015), or LIBOR plus an applicable floating margin (0.18% and 1.50% at March 31, 2015). At March 31, 2015, we had $243.0 million of outstanding borrowings and $26.5 million of outstanding letters of credit under the facility (including $4.0 million of financial letters of credit), providing $380.5 million of available capacity, of which $240.5 million may be utilized for borrowings. During the first quarter 2015, our weighted average interest rate on borrowings under the facility was approximately 3.8%, inclusive of the applicable floating margin.
Uncommitted Facilities—We also have various short-term, uncommitted letter of credit and borrowing facilities (the "Uncommitted Facilities") across several geographic regions of approximately $3.2 billion, of which $360.0 million may be utilized for borrowings ($359.3 million at March 31, 2015, net of letter of credit utilization of $0.7 million under certain facilities). At March 31, 2015, we had $237.7 million of outstanding borrowings and $1.2 billion of outstanding letters of credit under these facilities, providing $1.8 billion of available capacity, of which $121.6 million may be utilized for borrowings. During the first quarter 2015, our weighted average interest rate on borrowings under the facility was approximately 1.2%.
Term Loan—At March 31, 2015, we had $800.0 million outstanding on our four-year, $1.0 billion unsecured term loan (the "Term Loan") with BofA as administrative agent. Interest and principal under the Term Loan is payable quarterly in arrears and bears interest at LIBOR plus an applicable floating margin (0.18% and 1.50%, respectively at March 31, 2015). However, we continue to utilize an interest rate swap to hedge against $404.0 million of the outstanding $800.0 million Term Loan, which resulted in a weighted average interest rate of approximately 2.1% during the first quarter 2015, inclusive of the applicable floating margin. Future annual maturities for the Term Loan are $75.0 million, $150.0 million and $575.0 million for the remainder of 2015, 2016 and 2017, respectively. The Term Loan includes financial and restrictive covenants similar to those noted above for the Revolving Facility.
Senior Notes—We have a series of senior notes totaling $800.0 million in the aggregate (the "Senior Notes"), with Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Credit Agricole, as administrative agents. The Senior Notes have financial and restrictive covenants similar to those noted above for the Revolving Facility. The Senior Notes include Series A through D, which contain the following terms:

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
Other Long-Term Debt—At March 31, 2015, we also had $43.7 million outstanding on a $48.1 million six-year secured (construction equipment) term loan. Interest and principal under the loan is payable monthly in arrears and bears interest at 3.26%. Future annual maturities are $4.5 million, $6.2 million, $6.4 million, $6.6 million, $6.8 million and $13.1 million for the remainder of 2015, 2016, 2017, 2018, 2019 and 2020, respectively.
Compliance and Other—During the first quarter 2015, maximum outstanding borrowings under our revolving credit and other facilities were approximately $928.2 million. In addition to providing letters of credit, we also issue surety bonds in the ordinary course of business to support our contract performance. At March 31, 2015, we had $599.3 million of outstanding surety bonds.
At March 31, 2015, we were in compliance with all of our restrictive and financial covenants associated with our debt and revolving credit and other facilities, with a leverage ratio of 1.93, a fixed charge coverage ratio of 5.60, and net worth of $2.8 billion. Our ability to remain in compliance with our lending facilities could be impacted by circumstances or conditions beyond our control, including, but not limited to, the delay or cancellation of projects, changes in foreign currency exchange or interest rates, performance of pension plan assets, or changes in actuarial assumptions. Further, we could be impacted if our customers experience a material change in their ability to pay us or if the banks associated with our lending facilities were to cease or reduce operations, or if there is a full or partial break-up of the EU or its currency, the Euro.
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
Other—We believe our cash on hand, cash generated from operations, amounts available under our Revolving Facility and Second Revolving Facility (collectively, "Committed Facilities") and Uncommitted Facilities, and other external sources of liquidity, such as the issuance of debt and equity instruments, will be sufficient to finance our capital expenditures, settle our commitments and contingencies (as more fully described in Note 11 to our Financial Statements) and address our working capital needs for the foreseeable future. However, there can be no assurance that such funding will continue to be available, as our ability to generate cash flows from operations and our ability to access funding under our Committed Facilities and Uncommitted Facilities at reasonable terms, may be impacted by a variety of business, economic, legislative, financial and other factors, which may be outside of our control.
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

A portion of our pension plans' assets are invested in EU government securities, which could be impacted by economic turmoil in Europe or a full or partial break-up of the EU or its currency, the Euro. However, given the long-term nature of pension funding requirements, in the event any of our pension plans (including those with investments in European Union government securities) become materially underfunded from a decline in value of our plan assets, we believe our cash on hand and amounts available under our existing Committed Facilities and Uncommitted Facilities would be sufficient to fund any increases in future contribution requirements.
We are a defendant in a number of lawsuits arising in the normal course of business and we have in place appropriate insurance coverage for the type of work that we perform. As a matter of standard policy, we review our litigation accrual quarterly and as further information is known on pending cases, increases or decreases, as appropriate, may be recorded. See Note 11 to our Financial Statements for a discussion of pending litigation, including lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed.
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
2014 QUARTERLY SEGMENT INFORMATION
As discussed in Note 15 to our Financial Statements, during the first quarter 2015, we realigned our four operating groups to reflect the present management oversight of our operations. As part of the aforementioned realignment, the 2014 results for our maintenance business were reclassified from our Engineering & Construction operating group to our Capital Services operating group and the 2014 results for our engineered products business were reclassified from our Technology operating group to our Fabrication Services operating group. The following represents our 2014 quarterly new awards, revenue and income from operations adjusted to reflect our operating group realignment and to conform to our 2015 presentation:

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	Full Year 2014
New Awards
Engineering & Construction	$4,494,837	$2,056,812	$1,582,194	$1,967,420	$10,101,263
Fabrication Services	516,729	564,388	784,194	557,269	2,422,580
Technology	77,446	152,397	82,281	74,886	387,010
Capital Services	708,477	1,429,480	527,336	689,127	3,354,420
Total new awards	$5,797,489	$4,203,077	$2,976,005	$3,288,702	$16,265,273

Revenue
Engineering & Construction	$1,686,181	$1,939,898	$2,022,296	$1,975,006	$7,623,381
Fabrication Services	671,911	694,295	686,507	686,268	2,738,981
Technology	102,573	102,387	89,918	90,248	385,126
Capital Services	467,467	557,799	582,012	620,164	2,227,442
Total revenue	$2,928,132	$3,294,379	$3,380,733	$3,371,686	$12,974,930

Income From Operations
Engineering & Construction	$84,636	$132,648	$155,096	$146,291	$518,671
Fabrication Services	46,915	78,267	67,943	81,362	274,487
Technology	34,669	37,242	38,560	37,311	147,782
Capital Services	4,330	21,591	29,026	26,406	81,353
Total operating groups	$170,550	$269,748	$290,625	$291,370	$1,022,293
Integration related costs	(8,067)	(9,537)	(4,563)	(17,518)	(39,685)
Total income from operations	$162,483	$260,211	$286,062	$273,852	$982,608

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
Revenue Recognition—Our revenue is primarily derived from long-term contracts and is generally recognized using the POC method, primarily based on the percentage that actual costs-to-date bear to total estimated costs to complete each contract. We follow the guidance of FASB ASC Revenue Recognition Topic 605-35 for accounting policies relating to our use of the POC method, estimating costs, and revenue recognition, including the recognition of incentive fees, unapproved change orders and claims, and combining and segmenting contracts. We primarily utilize the cost-to-cost approach to estimate POC as we believe this method is less subjective than relying on assessments of physical progress. Under the cost-to-cost approach, the use of estimated costs to complete each contract is a significant variable in the process of determining recognized revenue and is a significant factor in the accounting for contracts. Significant estimates that impact the cost to complete each contract are costs of engineering, materials, components, equipment, labor and subcontracts; labor productivity; schedule durations, including subcontractor or supplier progress; liquidated damages; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts in progress. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates. Backlog for each of our operating groups generally consists of several hundred contracts, and although our results are impacted by changes in estimated project margins, for the first quarter 2015 and 2014, individual projects with significant changes in estimated margins did not have a material net impact on our income from operations.
Our long-term contracts are awarded on a competitively bid and negotiated basis and the timing of revenue recognition may be impacted by the terms of such contracts. We use a range of contracting options, including cost-reimbursable, fixed-price and hybrid, which has both cost-reimbursable and fixed-price characteristics. Fixed-price contracts, and hybrid contracts with a more significant fixed-price component, tend to provide us with greater control over project schedule and the timing of when work is performed and costs are incurred, and accordingly, when revenue is recognized. Cost-reimbursable contracts, and hybrid contracts with a more significant cost-reimbursable component, generally provide our customers with greater influence over the timing of when we perform our work, and accordingly, such contracts often result in less predictability with respect to the timing of revenue recognition. Contract revenue for our long-term contracts recognized under the POC method reflects the original contract price adjusted for approved change orders and estimated recoveries for incentive fees, unapproved change orders and claims. We recognize revenue associated with incentive fees when the value can be reliably estimated and recovery is probable. We recognize revenue associated with unapproved change orders and claims to the extent the related costs have been incurred, the value can be reliably estimated and recovery is probable. Our recorded incentive fees, unapproved change orders and claims reflect our best estimate of recovery amounts; however, the ultimate resolution and amounts received could differ from these estimates. See Note 14 to our Financial Statements for additional discussion of our recorded unapproved change orders, claims, incentives and other contract recoveries.
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
Cost of revenue for our long-term contracts includes direct contract costs, such as materials and labor, and indirect costs that are attributable to contract activity. The timing of when we bill our customers is generally dependent upon advance billing terms, milestone billings based on the completion of certain phases of the work, or when services are provided. Projects with cumulative costs and estimated earnings recognized to date in excess of cumulative billings is reported on the Balance Sheet as costs and estimated earnings in excess of billings. Projects with cumulative billings in excess of costs and estimated earnings recognized to date is reported on the Balance Sheet as billings in excess of costs and estimated earnings. Any uncollected billed revenue, including contract retentions, is reported as accounts receivable.
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
Recoverability of Goodwill—At March 31, 2015, our goodwill balance was $4.2 billion. Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually at a reporting unit level, absent any indicators of impairment. We perform our annual impairment assessment during the fourth quarter of each year based upon balances as of October 1. At December 31, 2014, we had the following seven reporting units within our four operating groups:

•	Engineering, Construction & Maintenance - Our Engineering, Construction & Maintenance operating group included three reporting units: Oil & Gas, Power and Plant Services.

•	Fabrication Services - Our Fabrication Services operating group included two reporting units: Steel Plate Structures and Fabrication & Manufacturing.

•	Technology - Our Technology operating group represented a reporting unit.

•	Environmental Solutions - Our Environmental Solutions operating group represented a reporting unit.
As part of our annual impairment assessment, in the fourth quarter of 2014, we performed a quantitative assessment of goodwill for each of the aforementioned reporting units. Based upon this quantitative assessment, the fair value of each of our seven reporting units exceeded their respective net book values, and accordingly, no impairment charge was necessary during 2014.
During the three months ended March 31, 2015, we realigned our four operating groups, which represent our reportable segments, as discussed further in Note 15 to our Financial Statements, and in connection therewith, we realigned our reporting units. Accordingly, at March 31, 2015, we had the following eight reporting units within our four realigned operating groups:

•
Engineering & Construction (formerly Engineering, Construction & Maintenance) - Our Engineering & Construction operating group includes two reporting units: Oil & Gas and Power. Our Plant Services reporting unit was reclassified to our realigned Capital Services operating group, as noted below.

•
Fabrication Services - Our Fabrication Services operating group includes three reporting units: Steel Plate Structures, Fabrication & Manufacturing, and Engineered Products. Our Engineered Products reporting unit represents a portion of our previous Technology reporting unit.

•
Technology - Our Technology operating group continues to represent a reporting unit, consisting of the remaining portion of our previous Technology reporting unit, after reclassification of the Engineered Products reporting unit to Fabrication Services, as noted above.

•
Capital Services (formerly Environmental Solutions) - Our Capital Services operating group includes two reporting units: Facilities & Plant Services and Federal Services. Our Facilities & Plant Services reporting unit represents our previous Plant Services reporting unit and a portion of our previous Environmental Solutions reporting unit. Our Federal Services reporting unit represents the remaining portion of our previous Environmental Solutions reporting unit.

In conjunction with the aforementioned realignment of our operating groups, we allocated goodwill among our new and realigned reporting units based on the relative fair value of the reporting units being realigned. As a result, we performed a quantitative assessment of goodwill for each of the reporting units impacted by our operating group realignment, which included Engineered Products, Technology, Facilities & Plant Services, and Federal Services. Based on this quantitative assessment, the fair value of each of the reporting units impacted by our operating group realignment exceeded their respective net book values, and accordingly, no impairment charge was necessary as a result of the realignment. The fair value of the new Engineered Products and realigned Technology reporting units substantially exceeded their respective net book values. The fair value of the realigned Federal Services and Facilities & Plant Services reporting units (both acquired in 2013 and discussed further below) exceeded their respective net book values by approximately 38% and 14%, respectively. Additionally, during the first quarter 2015, no indicators of goodwill impairment were identified for any of our reporting units. If, based on future assessments, our goodwill is deemed to be impaired, the impairment would result in a charge to earnings in the period of impairment.

To determine the fair value of our reporting units and test for impairment, we utilized an income approach (discounted cash flow method) as we believe this is the most direct approach to incorporate the specific economic attributes and risk profiles of our reporting units into our valuation model. This is consistent with the methodology used to determine the fair value of our reporting units in previous years. We generally do not utilize a market approach given the lack of relevant information generated by market transactions involving comparable businesses. The discounted cash flow methodology is based, to a large extent, on assumptions about future events, which may or may not occur as anticipated, and such deviations could have a significant impact on the calculated estimated fair values of our reporting units. These assumptions include, but are not limited to, estimates of discount rates, future growth rates, and terminal values for each reporting unit. The discounted cash flow analysis for our reporting units included forecasted cash flows over a seven-year forecast period (2015 through 2021), with our 2015 business plan used as the basis for our 2015 projections. These forecasted cash flows took into consideration historical and recent results, the reporting unit’s backlog and near term prospects, and management’s outlook for the future. A terminal value was also calculated using a terminal value growth assumption to derive the annual cash flows after the discrete forecast period. A reporting unit specific discount rate was applied to the forecasted cash flows and terminal cash flows to determine the discounted future cash flows, or fair value, of each reporting unit. Further discussion regarding the fair values of the Federal Services and Facilities & Plant Services reporting units is below.

•
Federal Services - Goodwill associated with the Federal Services reporting unit was approximately $189.0 million at January 1, 2015, and the fair value of the reporting unit exceeded its net book value by approximately 38%. Key assumptions used in deriving the reporting unit’s fair value included a discount rate of 11.5%; an earnings before interest, taxes, depreciation and amortization (“EBITDA”) compound annual growth rate (“CAGR”) of approximately 9% from 2015 through 2021; and a terminal growth rate of 2.5%.

The Federal Services reporting unit provides mission critical base operations and maintenance, environmental engineering and remediation, infrastructure EPC services, and disaster response and recovery for federal governments. Ongoing uncertainty with respect to federal government funding and prioritization has impacted recent operating results for the reporting unit; however, cost reductions and other initiatives have enabled the reporting unit to partially mitigate these impacts. The reporting unit’s forecast and growth assumptions include 1) increases in environmental services and critical base infrastructure work, 2) increases in government funding or a greater share of the existing budgetary funding, and 3) continued benefits from its cost reduction initiatives. Accordingly, the fair value of the Federal Services reporting unit could be negatively impacted by lower than anticipated growth in environmental services and critical base infrastructure work, reductions in government spending or changes in prioritization, and increased competition within the government services sector. The fair value of the reporting unit could be positively impacted by a significant event (such as a natural disaster) that increases the demand for the reporting unit’s emergency response and disaster recovery/program management services. While the reporting unit has benefited from such events historically, due to uncertainty with respect to timing, the reporting unit’s forecast and growth assumptions do not include such an event.

•
Facilities & Plant Services - Goodwill associated with the Facilities & Plant Services reporting unit was approximately $695.0 million at January 1, 2015, and the fair value of the reporting unit exceeded its net book value by approximately 14%. Key assumptions used in deriving the reporting unit’s fair value included a discount rate of 10%; an EBITDA CAGR of approximately 8% from 2015 through 2021; and a terminal growth rate of 2.5%.

The Facilities & Plant Services reporting unit provides maintenance and modifications services to nuclear and industrial facilities, environmental engineering and remediation, infrastructure EPC services, program management, and disaster response and recovery for private sector customers and state and local governments. The reporting unit is partially reliant upon securing and maintaining long-term nuclear and industrial maintenance contracts, which often include services for multiple facilities for a single customer. The contracts often cover three to five year periods and are subject to periodic renewal. The reporting unit’s forecast and growth assumptions include 1) maintaining these significant contracts (or replacing them with similar contracts), 2) expanding the reporting unit’s maintenance services outside the U.S. utilizing CB&I’s international footprint, 3) growth in construction, global coastal marine and environmental services, 4) continued participation in the new awards of other reporting units (“Pull-Through Services”), and 5) growth in craft services related to decommissioning activities associated with the retirement of North American power generation plants. Accordingly, the fair value of the Facilities & Plant Services reporting unit could be negatively impacted by the loss of a key customer relationship, lower than anticipated international expansion, lower than anticipated growth in global coastal marine, environmental, construction and decommissioning services, and reduced demand for Pull-Through Services due to delays in the award of large contracts for other reporting units. The fair value of the reporting unit could be positively impacted by a faster than expected international expansion (including a further diversification of associated services), new key customer relationships, and a larger than anticipated market share of construction and decommissioning activities.

Recoverability of Other Long-Lived Assets—We amortize our finite-lived intangible assets on a straight-line basis with lives ranging from 3 to 20 years, absent any indicators of impairment. We review tangible assets and finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, the estimated future cash flow associated with the asset or asset group will be compared to the asset’s carrying amount to determine if an impairment exists. We noted no indicators of impairment during the three months ended March 31, 2015. See Note 5 to our Financial Statements for further discussion regarding goodwill and other intangible assets.
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
If at any time a venture qualifies as a VIE, we perform a qualitative assessment to determine whether we are the primary beneficiary of the VIE and, therefore, need to consolidate the VIE. We are the primary beneficiary if we have (1) the power to direct the economically significant activities of the VIE and (2) the right to receive benefits from, and obligation to absorb losses of, the VIE. If the venture is a VIE and we are the primary beneficiary, or we otherwise have the ability to control the venture, we consolidate the venture. If we are not determined to be the primary beneficiary of the VIE, or only have the ability to significantly influence, rather than control the venture, we do not consolidate the venture. We account for unconsolidated ventures using proportionate consolidation for both our Balance Sheet and Statement of Operations when we meet the applicable accounting criteria to do so and utilize the equity method otherwise. See Note 6 to our Financial Statements for additional discussion of our material partnering arrangements.
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

•
Interest Rate Derivatives—At March 31, 2015, we continued to utilize a swap arrangement to hedge against interest rate variability associated with $404.0 million of our outstanding $800.0 million Term Loan. The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Loan at inception and through March 31, 2015. Accordingly, changes in the fair value of the swap arrangement are included in AOCI until the associated underlying exposure impacts our earnings.

FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q, including all documents incorporated by reference, contains forward-looking statements regarding CB&I and represents our expectations and beliefs concerning future events. These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties. When considering any statements that are predictive in nature, depend upon or refer to future events or conditions, or use or contain words, terms, phrases, or expressions such as “achieve,” “forecast,” “plan,” “propose,” “strategy,” “envision,” “hope,” “will,” “continue,” “potential,” “expect,” “believe,” “anticipate,” “project,” “estimate,” “predict,” “intend,” “should,” “could,” “may,” “might,” or similar forward-looking statements, we refer you to the cautionary statements concerning risk factors and “Forward-Looking Statements” described under “Risk Factors” in Item 1A of our 2014 Annual Report and any updates to those risk factors or “Forward-Looking Statements” included in our subsequent quarterly reports on Form 10-Q filed with the SEC, which cautionary statements are incorporated herein by reference.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk—We are exposed to market risk associated with changes in foreign currency exchange rates, which may adversely affect our results of operations and financial condition. One form of exposure to fluctuating exchange rates relates to the effects of translating financial statements of foreign operations (primarily Australian Dollar, British Pound, Canadian Dollar, Colombian Peso and Euro denominated) into our reporting currency, which are recognized as a cumulative translation adjustment in AOCI. The change in the currency translation adjustment component of AOCI during the three months ended March 31, 2015 was a loss totaling $59.1 million, net of tax, primarily resulting from movements in the Australian Dollar, British Pound and Euro exchange rates against the U.S. Dollar. We generally do not hedge our exposure to potential foreign currency translation adjustments.
We do not engage in currency speculation; however, we utilize foreign currency exchange rate derivatives on an ongoing basis to hedge against certain foreign currency related operating exposures. We generally seek hedge accounting treatment for contracts used to hedge operating exposures and designate them as cash flow hedges. Therefore, gains and losses, exclusive of credit risk and forward points, are included in AOCI until the associated underlying operating exposure impacts our earnings. Changes in the fair value of (1) credit risk and forward points, (2) instruments deemed ineffective during the period, and (3) instruments that we do not designate as cash flow hedges, are recognized within cost of revenue and were not material during the three months ended March 31, 2015.
At March 31, 2015, the notional value of our outstanding forward contracts to hedge certain foreign currency exchange-related operating exposures was $51.3 million, including net foreign currency exchange rate exposure associated with the purchase of Euros ($17.6 million), Japanese Yen ($15.6 million), U.S. Dollars ($14.7 million), Singapore Dollars ($1.2 million), British Pounds ($1.2 million) and Chinese Renminbi ($1.1 million). The total net fair value of these contracts was a loss of approximately $10.8 million at March 31, 2015. The potential change in fair value for our outstanding contracts resulting from a hypothetical ten percent change in quoted foreign currency exchange rates would have been approximately $1.9 million and $14.4 million at March 31, 2015 and December 31, 2014, respectively. This potential change in fair value of our outstanding contracts would be offset by the change in fair value of the associated underlying operating exposures.

Interest Rate Risk—At March 31, 2015, we continued to utilize an interest rate swap to hedge against interest rate variability associated with $404.0 million of our outstanding $800.0 million Term Loan. The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Loan at inception and through March 31, 2015. Accordingly, changes in the fair value of the interest rate swap are recognized in AOCI. The total net fair value of the contract was a loss of approximately $0.2 million at March 31, 2015. The potential change in fair value for our interest rate swap resulting from a hypothetical one percent change in the LIBOR rate would have been approximately $5.7 million and $6.9 million at March 31, 2015 and December 31, 2014, respectively.
Other—The carrying values of our accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. At March 31, 2015, the fair value of our Term Loan, based upon the current market rates for debt with similar credit risk and maturity, approximated its carrying value as interest is based upon LIBOR plus an applicable floating margin. Our Senior Notes are categorized within level 2 of the valuation hierarchy and had a total fair value of approximately $806.5 million and $785.1 million at March 31, 2015 and December 31, 2014, respectively, based on current market rates for debt with similar credit risk and maturities. See Note 9 to our Financial Statements for additional discussion of our financial instruments.
Item 4. Controls and Procedures
Disclosure Controls and Procedures—For the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon such evaluation, the CEO and CFO have concluded that, as of the end of such period, our disclosure controls and procedures are effective.
Changes in Internal Control—There were no changes in our internal controls over financial reporting that occurred during the first quarter 2015, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
General—We have been and may from time to time be named as a defendant in legal actions claiming damages in connection with engineering and construction projects, technology licenses, other services we provide, and other matters. These are typically claims that arise in the normal course of business, including employment-related claims and contractual disputes or claims for personal injury or property damage which occur in connection with services performed relating to project or construction sites. Contractual disputes normally involve claims relating to the timely completion of projects, performance of equipment or technologies, design or other engineering services or project construction services provided by us. We do not believe that any of our pending contractual, employment-related, personal injury or property damage claims and disputes will have a material adverse effect on our future results of operations, financial position or cash flow. See Note 14 to our Financial Statements for additional discussion of claims associated with our projects.
Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Over the past several decades and through March 31, 2015, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 5,700 plaintiffs and, of those claims, approximately 1,700 claims were pending and 4,000 have been closed through dismissals or settlements. Over the past several decades and through March 31, 2015, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount of approximately two thousand dollars per claim. We review each case on its own merits and make accruals based upon the probability of loss and our estimates of the amount of liability and related expenses, if any. While we have seen an increase in the number of recent filings, especially in one specific venue, we do not believe that the increase or any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow, and at March 31, 2015, we had approximately $5.2 million accrued for liability and related expenses. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that we may expect to recover because of the variability in coverage amounts, limitations and deductibles, or the viability of carriers, with respect to our insurance policies for the years in question.
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
We believe we are in compliance, in all material respects, with environmental laws and regulations and maintain insurance coverage to mitigate our exposure to environmental liabilities. We do not believe any environmental matters will have a material adverse effect on our future results of operations, financial position or cash flow. We do not anticipate we will incur material capital expenditures for environmental controls or for the investigation or remediation of environmental conditions during the remainder of 2015 or 2016.
Item 1A. Risk Factors
There have been no material changes to risk factors as previously disclosed in our 2014 Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 25, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Stock Repurchases—The following table summarizes the number of shares repurchased during the first quarter 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)(2)
	(a)	(b)	(c)	(d)
1/1/2015 - 1/31/2015	42	$33.29	42	10,192

(1)	Table does not include shares withheld for tax purposes or forfeitures under our equity plans.

(2)
On April 30, 2014, our shareholders authorized us to repurchase up to 10% of our issued share capital (or approximately 10.9 million shares based on the number of shares currently outstanding) through October 30, 2015. However, the number of shares repurchased in the future, if any, and the timing and manner of any repurchases are determined by us in light of prevailing market conditions, our available resources and other factors, including those discussed elsewhere in this Quarterly Report on Form 10-Q.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits
(a) Exhibits

10.1 (1)	2015 Amendment to the Chicago Bridge & Iron 2008 Long-Term Incentive Plan

10.2 (1)	Fourth Amendment to The Shaw Group Inc. 2008 Omnibus Incentive Plan

31.1 (1)	Certification Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (1)	Certification Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (1),(2)	XBRL Instance Document.

101.SCH (1),(2)	XBRL Taxonomy Extension Schema Document.

101.CAL (1),(2)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (1),(2)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB (1),(2)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (1),(2)	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed herewith

(2)
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iii) the Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, (v) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2015 and 2014, and (vi) the Notes to Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chicago Bridge & Iron Company N.V.
By: Chicago Bridge & Iron Company B.V.
Its: Managing Director

/s/ MICHAEL S. TAFF
Michael S. Taff
Managing Director
(Principal Financial Officer and Duly Authorized Officer)
Date: April 24, 2015