Form 10-Q
period 2015-06-30
CHICAGO BRIDGE & IRON CO N V
filed 2015-07-24
CIK 1027884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
☐  Yes    ☒  No
The number of shares outstanding of the registrant’s common stock as of July 17, 2015 – 106,428,590

CHICAGO BRIDGE & IRON COMPANY N.V.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)
Revenue	$3,207,113	$3,294,379	$6,332,858	$6,222,511
Cost of revenue	2,823,990	2,913,204	5,579,564	5,539,934
Gross profit	383,123	381,175	753,294	682,577
Selling and administrative expense	85,153	98,031	194,254	217,198
Intangibles amortization	14,942	16,822	30,594	33,056
Equity earnings	(394)	(3,165)	(4,596)	(7,330)
Other operating (income) expense, net	(685)	(261)	2,137	(645)
Integration related costs	—	9,537	—	17,604
Income from operations	284,107	260,211	530,905	422,694
Interest expense	(21,114)	(21,675)	(43,400)	(40,562)
Interest income	2,184	1,477	4,232	3,537
Income before taxes	265,177	240,013	491,737	385,669
Income tax expense	(79,289)	(72,947)	(149,100)	(115,857)
Net income	185,888	167,066	342,637	269,812
Less: Net income attributable to noncontrolling interests	(16,373)	(24,662)	(40,894)	(38,457)
Net income attributable to CB&I	$169,515	$142,404	$301,743	$231,355

Net income attributable to CB&I per share:
Basic	$1.56	$1.32	$2.78	$2.14
Diluted	$1.55	$1.31	$2.76	$2.12
Weighted average shares outstanding:
Basic	108,700	108,096	108,450	107,888
Diluted	109,533	109,110	109,386	109,058
Cash dividends on shares:
Amount	$7,610	$7,567	$15,207	$15,126
Per share	$0.07	$0.07	$0.14	$0.14
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)
Net income	$185,888	$167,066	$342,637	$269,812
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	24,309	7,421	(36,125)	12,952
Change in unrealized fair value of cash flow hedges	644	(551)	(80)	(1,541)
Change in unrecognized prior service pension credits/costs	16	(92)	(520)	(135)
Change in unrecognized actuarial pension gains/losses	(4,619)	418	9,999	2,213
Comprehensive income	206,238	174,262	315,911	283,301
Net income attributable to noncontrolling interests	(16,373)	(24,662)	(40,894)	(38,457)
Change in cumulative translation adjustment attributable to noncontrolling interests	(217)	(4,323)	1,121	(5,974)
Comprehensive income attributable to CB&I	$189,648	$145,277	$276,138	$238,870
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and cash equivalents ($192,219 and $191,464 related to variable interest entities ("VIEs"))	$355,088	$351,323
Accounts receivable, net ($298,294 and $235,018 related to VIEs)	1,326,858	1,306,567
Inventory	292,244	286,155
Costs and estimated earnings in excess of billings ($38,110 and $29,677 related to VIEs)	1,605,190	774,644
Deferred income taxes	519,573	572,987
Other current assets ($247,027 and $104,447 related to VIEs)	378,532	238,783
Total current assets	4,477,485	3,530,459
Equity investments	132,480	107,984
Property and equipment, net ($20,439 and $21,868 related to VIEs)	741,469	771,651
Deferred income taxes	79,762	89,196
Goodwill	4,177,038	4,195,231
Other intangibles, net	517,804	556,454
Other non-current assets	160,824	130,056
Total assets	$10,286,862	$9,381,031
Liabilities
Revolving facility and other short-term borrowings	$596,740	$164,741
Current maturities of long-term debt	131,096	105,997
Accounts payable ($217,676 and $279,597 related to VIEs)	1,179,056	1,256,854
Other current liabilities	874,746	804,294
Billings in excess of costs and estimated earnings ($647,741 and $282,351 related to VIEs)	2,189,584	1,985,488
Deferred income taxes	4,333	4,856
Total current liabilities	4,975,555	4,322,230
Long-term debt	1,486,085	1,564,158
Other non-current liabilities	430,359	450,626
Deferred income taxes	211,473	167,714
Total liabilities	7,103,472	6,504,728
Shareholders’ Equity
Common stock, Euro .01 par value; shares authorized: 250,000; shares issued: 108,757 and 108,407; shares outstanding: 108,738 and 107,806	1,286	1,283
Additional paid-in capital	783,761	776,864
Retained earnings	2,533,306	2,246,770
Treasury stock, at cost: 19 and 601 shares	(947)	(24,428)
Accumulated other comprehensive loss	(288,002)	(262,397)
Total CB&I shareholders’ equity	3,029,404	2,738,092
Noncontrolling interests	153,986	138,211
Total shareholders’ equity	3,183,390	2,876,303
Total liabilities and shareholders’ equity	$10,286,862	$9,381,031
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2015	2014
	(Unaudited)
Cash Flows from Operating Activities
Net income	$342,637	$269,812
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	86,699	89,870
Deferred taxes	101,035	38,685
Stock-based compensation expense	37,767	49,317
Equity earnings	(4,596)	(7,330)
Other operating expense (income), net	2,137	(645)
Unrealized loss on foreign currency hedges	1,559	1,612
Excess tax benefits from stock-based compensation	(280)	(15,680)
Changes in operating assets and liabilities:
Increase in receivables, net	(20,291)	(121,013)
Change in contracts in progress, net	(626,450)	(797,126)
(Increase) decrease in inventory	(6,089)	10,897
(Decrease) increase in accounts payable	(77,798)	95,955
(Increase) decrease in other current and non-current assets	(28,096)	1,052
(Decrease) increase in other current and non-current liabilities	(42,675)	989
Decrease in equity investments	23,626	15,823
Change in other, net	16,111	(6,581)
Net cash used in operating activities	(194,704)	(374,363)
Cash Flows from Investing Activities
Capital expenditures	(63,717)	(58,179)
Advances to partners of proportionately consolidated ventures, net	(122,436)	—
Proceeds from sale of property and equipment	3,292	9,031
Change in other, net	(6,783)	—
Net cash used in investing activities	(189,644)	(49,148)
Cash Flows from Financing Activities
Revolving facility and other short-term borrowings, net	431,999	494,266
Advances from proportionately consolidated ventures, net	84,936	—
Repayments on long-term debt	(52,974)	(50,000)
Excess tax benefits from stock-based compensation	280	15,680
Purchase of treasury stock	(13,887)	(66,591)
Issuance of stock	11,074	17,610
Dividends paid	(15,207)	(15,126)
Distributions to noncontrolling interests	(23,998)	(38,556)
Net cash provided by financing activities	422,223	357,283
Effect of exchange rate changes on cash and cash equivalents	(34,110)	20,039
Increase (decrease) in cash and cash equivalents	3,765	(46,189)
Cash and cash equivalents, beginning of the year	351,323	420,502
Cash and cash equivalents, end of the period	$355,088	$374,313

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except per share data)

	Common Stock		Additional Paid-In	Retained	Treasury Stock		Accumulated Other Comprehensive	Non - controlling	Total Shareholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Interests	Equity
	(Unaudited)
Balance at December 31, 2014	107,806	$1,283	$776,864	$2,246,770	601	$(24,428)	$(262,397)	$138,211	$2,876,303
Net income	—	—	—	301,743	—	—	—	40,894	342,637
Change in cumulative translation adjustment, net	—	—	—	—	—	—	(35,004)	(1,121)	(36,125)
Change in unrealized fair value of cash flow hedges, net	—	—	—	—	—	—	(80)	—	(80)
Change in unrecognized prior service pension credits/costs, net	—	—	—	—	—	—	(520)	—	(520)
Change in unrecognized actuarial pension gains/losses, net	—	—	—	—	—	—	9,999	—	9,999
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(23,998)	(23,998)
Dividends paid ($0.14 per share)	—	—	—	(15,207)	—	—	—	—	(15,207)
Stock-based compensation expense	—	—	37,767	—	—	—	—	—	37,767
Issuance to treasury stock	—	3	15,348	—	350	(15,351)	—	—	—
Purchase of treasury stock	(339)	—	—	—	339	(13,887)	—	—	(13,887)
Issuance of stock	1,271	—	(46,218)	—	(1,271)	52,719	—	—	6,501
Balance at June 30, 2015	108,738	$1,286	$783,761	$2,533,306	19	$(947)	$(288,002)	$153,986	$3,183,390

	Common Stock		Additional Paid-In	Retained	Treasury Stock		Accumulated Other Comprehensive	Non - controlling	Total Shareholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	(Loss) Income	Interests	Equity
	(Unaudited)
Balance at December 31, 2013	107,478	$1,275	$753,742	$1,733,409	379	$(23,914)	$(119,933)	$162,859	$2,507,438
Net income	—	—	—	231,355	—	—	—	38,457	269,812
Change in cumulative translation adjustment, net	—	—	—	—	—	—	6,978	5,974	12,952
Change in unrealized fair value of cash flow hedges, net	—	—	—	—	—	—	(1,541)	—	(1,541)
Change in unrecognized prior service pension credits/costs, net	—	—	—	—	—	—	(135)	—	(135)
Change in unrecognized actuarial pension gains/losses, net	—	—	—	—	—	—	2,213	—	2,213
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(38,556)	(38,556)
Dividends paid ($0.14 per share)	—	—	—	(15,126)	—	—	—	—	(15,126)
Stock-based compensation expense	—	—	49,317	—	—	—	—	—	49,317
Issuance to treasury stock	—	5	28,626	—	350	(28,631)	—	—	—
Purchase of treasury stock	(863)	—	—	—	863	(66,591)	—	—	(66,591)
Issuance of stock	1,497	—	(77,724)	—	(1,497)	111,607	—	—	33,883
Balance at June 30, 2014	108,112	$1,280	$753,961	$1,949,638	95	$(7,529)	$(112,418)	$168,734	$2,753,666

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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
Basis of Presentation—We believe these Financial Statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our results of operations for the three and six months ended June 30, 2015 and 2014, our financial position as of June 30, 2015 and our cash flows for the six months ended June 30, 2015 and 2014. The December 31, 2014 Condensed Consolidated Balance Sheet was derived from our December 31, 2014 audited Consolidated Balance Sheet.
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
Revenue Recognition—Our revenue is primarily derived from long-term contracts and is generally recognized using the percentage of completion (“POC”) method, primarily based on the percentage that actual costs-to-date bear to total estimated costs to complete each contract. We follow the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Revenue Recognition Topic 605-35 for accounting policies relating to our use of the POC method, estimating costs, and revenue recognition, including the recognition of incentive fees, unapproved change orders and claims, and combining and segmenting contracts. We primarily utilize the cost-to-cost approach to estimate POC as we believe this method is less subjective than relying on assessments of physical progress. Under the cost-to-cost approach, the use of estimated costs to complete each contract is a significant variable in the process of determining recognized revenue and is a significant factor in the accounting for contracts. Significant estimates that impact the cost to complete each contract are costs of engineering, materials, components, equipment, labor and subcontracts; labor productivity; schedule durations, including subcontractor or supplier progress; liquidated damages; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. The cumulative impact of revisions in total cost estimates during

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts in progress. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates. Backlog for each of our operating groups generally consists of several hundred contracts and our results may be impacted by changes in estimated project margins. For the three and six months ended June 30, 2015, individual projects with significant changes in estimated margins resulted in a net increase to our income from operations of approximately $16,000. For the three and six months ended June 30, 2014, individual projects with significant changes in estimated margins resulted in a net increase to income from operations of approximately $29,000.
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
Cost of revenue for our long-term contracts includes direct contract costs, such as materials and labor, and indirect costs that are attributable to contract activity. The timing of when we bill our customers is generally dependent upon advance billing terms, milestone billings based on the completion of certain phases of the work, or when services are provided. Projects with cumulative costs and estimated earnings recognized to date in excess of cumulative billings is reported on the Condensed Consolidated Balance Sheet (“Balance Sheet”) as costs and estimated earnings in excess of billings. Projects with cumulative billings in excess of costs and estimated earnings recognized to date is reported on the Balance Sheet as billings in excess of costs and estimated earnings. The net balances on our Balance Sheet are collectively referred to as Contracts in Progress, net, and the components of these balances at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015		December 31, 2014
	Asset	Liability	Asset	Liability
Costs and estimated earnings on contracts in progress	$22,728,277	$23,308,188	$20,119,444	$26,052,767
Billings on contracts in progress	(21,123,087)	(24,995,597)	(19,344,800)	(27,479,495)
Margin fair value liability for acquired contracts (1)	—	(502,175)	—	(558,760)
Contracts in Progress, net	$1,605,190	$(2,189,584)	$774,644	$(1,985,488)

(1)
The balance represents a margin fair value liability associated with long-term contracts acquired in connection with our acquisition of The Shaw Group Inc. on February 13, 2013 (the "Acquisition Closing Date"). The margin fair value liability was approximately $745,500 at the Acquisition Closing Date and is recognized as revenue on a POC basis as the applicable projects progress. We anticipate the remaining liability will be recognized as revenue over the next five years. Revenue and the related income from operations recognized during the three and six months ended June 30, 2015

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was approximately $24,600 and $56,600, respectively, compared with approximately $33,800 and $61,300, respectively, for the comparable 2014 periods.
Any uncollected billed amounts, including contract retentions, are reported as accounts receivable. At June 30, 2015 and December 31, 2014, accounts receivable included contract retentions of approximately $58,200 and $53,000, respectively. Contract retentions due beyond one year were not material at June 30, 2015 or December 31, 2014.
Revenue for our service contracts that do not satisfy the criteria for revenue recognition under the POC method is recorded at the time services are performed. Revenue associated with incentive fees for these contracts is recognized when earned. Unbilled receivables for our service contracts are recorded within accounts receivable and were approximately $83,100 and $66,900 at June 30, 2015 and December 31, 2014, respectively.
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
Our billed and unbilled revenue may be exposed to potential credit risk if our customers should encounter financial difficulties, and we maintain reserves for specifically-identified potential uncollectible receivables. At June 30, 2015 and December 31, 2014, our allowances for doubtful accounts were not material.
Other Operating Expense (Income), Net—Other operating expense (income), net, generally represents losses (gains) associated with the sale or disposition of property and equipment. For the six months ended June 30, 2015, other operating expense (income) also included a gain of approximately $7,500 related to the contribution of a technology to our unconsolidated Chevron-Lummus Global ("CLG") joint venture and a foreign exchange loss of approximately $11,000 associated with the re-measurement of certain non-U.S. Dollar denominated net assets, both of which occurred during the three months ended March 31, 2015.
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
Recoverability of Goodwill—Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually at a reporting unit level, absent any indicators of impairment. We perform our annual impairment assessment during the fourth quarter of each year based upon balances as of October 1. At December 31, 2014, we had the following seven reporting units within our four operating groups:

•	Engineering, Construction & Maintenance—Our Engineering, Construction & Maintenance operating group included three reporting units: Oil & Gas, Power and Plant Services.

•	Fabrication Services—Our Fabrication Services operating group included two reporting units: Steel Plate Structures and Fabrication & Manufacturing.

•	Technology—Our Technology operating group represented a reporting unit.

•	Environmental Solutions—Our Environmental Solutions operating group represented a reporting unit.
As part of our annual impairment assessment, in the fourth quarter 2014, we performed a quantitative assessment of goodwill for each of the aforementioned reporting units. Based upon this quantitative assessment, the fair value of each of our reporting units exceeded their respective net book values, and accordingly, no impairment charge was necessary during 2014.
During the three months ended March 31, 2015, we realigned our four operating groups, which represent our reportable segments, as discussed further in Note 15. In connection therewith, we realigned our reporting units, and accordingly, we currently have the following eight reporting units within our four realigned operating groups:

•
Engineering & Construction (formerly Engineering, Construction & Maintenance)—Our Engineering & Construction operating group includes two reporting units: Oil & Gas and Power. Our Plant Services reporting unit was reclassified to our realigned Capital Services operating group, as noted below.

•
Fabrication Services—Our Fabrication Services operating group includes three reporting units: Steel Plate Structures, Fabrication & Manufacturing, and Engineered Products. Our Engineered Products reporting unit represents a portion of our previous Technology reporting unit.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•
Technology—Our Technology operating group continues to represent a reporting unit, consisting of the remaining portion of our previous Technology reporting unit, after reclassification of the Engineered Products reporting unit to Fabrication Services, as noted above.

•
Capital Services (formerly Environmental Solutions)—Our Capital Services operating group includes two reporting units: Facilities & Plant Services and Federal Services. Our Facilities & Plant Services reporting unit represents our previous Plant Services reporting unit and a portion of our previous Environmental Solutions reporting unit. Our Federal Services reporting unit represents the remaining portion of our previous Environmental Solutions reporting unit.

In conjunction with the aforementioned realignment of our operating groups, we allocated goodwill among our new and realigned reporting units based on the relative fair value of the reporting units being realigned. As a result, during the three months ended March 31, 2015, we performed a quantitative assessment of goodwill for each of the reporting units impacted by our operating group realignment, which included Engineered Products, Technology, Facilities & Plant Services, and Federal Services. Based on this quantitative assessment, the fair value of each of the reporting units impacted by our operating group realignment exceeded their respective net book values, and accordingly, no impairment charge was necessary as a result of the realignment. Additionally, during the six months ended June 30, 2015, no indicators of goodwill impairment were identified for any of our reporting units. If, based on future assessments our goodwill is deemed to be impaired, the impairment would result in a charge to earnings in the period of impairment.
To determine the fair value of our reporting units and test for impairment, we utilized an income approach (discounted cash flow method) as we believe this is the most direct approach to incorporate the specific economic attributes and risk profiles of our reporting units into our valuation model. This is consistent with the methodology used to determine the fair value of our reporting units in previous years. We generally do not utilize a market approach given the lack of relevant information generated by market transactions involving comparable businesses. See Note 5 for additional disclosures associated with our goodwill.
Recoverability of Other Long-Lived Assets—We amortize our finite-lived intangible assets on a straight-line basis with lives ranging from 3 to 20 years, absent any indicators of impairment. We review tangible assets and finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, the estimated future cash flow associated with the asset or asset group will be compared to the asset’s carrying amount to determine if an impairment exists. We noted no indicators of impairment during the six months ended June 30, 2015. See Note 5 for additional disclosures associated with our intangible assets.
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
Foreign Currency—The nature of our business activities involves the management of various financial and market risks, including those related to changes in foreign currency exchange rates. The effects of translating financial statements of foreign operations into our reporting currency are recognized as a cumulative translation adjustment in accumulated other comprehensive income (loss) (“AOCI”) which is net of tax, where applicable. With the exception of a foreign exchange loss of approximately $11,000 included within other operating expense (income), net related to the re-measurement of certain non-U.S. Dollar denominated net assets during the three months ended March 31, 2015, foreign currency transactional and re-measurement exchange gains (losses) are included within cost of revenue and were not material for the three and six months ended June 30, 2015 and 2014.
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

•
Interest Rate Derivatives—At June 30, 2015, we continued to utilize a swap arrangement to hedge against interest rate variability associated with $391,375 of our outstanding $775,000 unsecured term loan (the “Term Loan”). The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Loan at inception and through June 30, 2015. Accordingly, changes in the fair value of the swap arrangement are included in AOCI until the associated underlying exposure impacts our earnings.

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
New Accounting Standards—In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, which provides a single comprehensive accounting standard for revenue recognition for contracts with customers and supersedes current industry-specific guidance, including ASC 605-35. Upon adoption of ASU 2014-09, entities are required to recognize revenue using the following comprehensive model: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue as the entity satisfies each performance obligation. ASU 2014-09 is effective for us beginning in the first quarter 2018. Our adoption of ASU 2014-09 will result in retrospective application, either in the form of recasting all prior periods presented or a cumulative adjustment to equity in the period of adoption. We are assessing the impact that the new standard will have on our Financial Statements.
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
In April 2015, the FASB issued ASU 2015-03, which changes the presentation of debt issuance costs. Upon adoption, debt issuance costs would be presented as a direct deduction from the related debt liability rather than as an asset, as currently presented. ASU 2015-03 is effective for us beginning in the first quarter 2016. We do not believe the new standard will have a material impact on our Financial Statements.
3. EARNINGS PER SHARE
A reconciliation of weighted average basic shares outstanding to weighted average diluted shares outstanding and the computation of basic and diluted EPS are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income attributable to CB&I	$169,515	$142,404	$301,743	$231,355
Weighted average shares outstanding—basic	108,700	108,096	108,450	107,888
Effect of restricted shares/performance shares/stock options (1)	822	980	926	1,118
Effect of directors’ deferred-fee shares	11	34	10	52
Weighted average shares outstanding—diluted	109,533	109,110	109,386	109,058
Net income attributable to CB&I per share:
Basic	$1.56	$1.32	$2.78	$2.14
Diluted	$1.55	$1.31	$2.76	$2.12

(1)	Antidilutive shares excluded from diluted EPS were not material for the three and six months ended June 30, 2015 or 2014.
4. INVENTORY
The components of inventory at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015	December 31, 2014
Raw materials	$157,241	$162,451
Work in process	38,508	38,232
Finished goods	96,495	85,472
Total	$292,244	$286,155

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. GOODWILL AND OTHER INTANGIBLES
Goodwill—At June 30, 2015 and December 31, 2014, our goodwill balances were $4,177,038 and $4,195,231, respectively, attributable to the excess of the purchase price over the fair value of net assets acquired in connection with our acquisitions. The change in goodwill for the six months ended June 30, 2015 was as follows:

Total
Balance at December 31, 2014	$4,195,231
Foreign currency translation	(15,806)
Amortization of tax goodwill in excess of book goodwill	(2,387)
Balance at June 30, 2015	$4,177,038
As discussed further in Note 2, in conjunction with the realignment of our operating groups during the three months ended March 31, 2015, we performed a quantitative assessment of goodwill for our realigned reporting units. Based on this quantitative assessment, no impairment charge was necessary as a result of the realignment. Additionally, during the six months ended June 30, 2015, no indicators of goodwill impairment were identified for any of our reporting units. There can be no assurance that future goodwill impairment tests will not result in charges to earnings.
Other Intangible Assets—The following table provides a summary of our finite-lived intangible assets at June 30, 2015 and December 31, 2014, including weighted-average useful lives for each major intangible asset class and in total:

		June 30, 2015		December 31, 2014
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Backlog and customer relationships (1)	17 years	$369,572	$(77,203)	$380,586	$(71,257)
Process technologies	15 years	272,440	(107,448)	287,459	(105,646)
Tradenames	10 years	85,364	(24,921)	85,613	(20,301)
Total (2)	16 years	$727,376	$(209,572)	$753,658	$(197,204)

(1)
Backlog and customer relationships intangibles totaling approximately $11,000 became fully amortized during the three months ended March 31, 2015 and were therefore removed from the gross carrying and accumulated amortization balances above.

(2)	The decrease in other intangible assets during the six months ended June 30, 2015 primarily related to amortization expense of approximately $30,600 and the impact of foreign currency translation.
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

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents summarized balance sheet information for our proportionately consolidated ventures:

	June 30, 2015	December 31, 2014
CB&I/Zachry
Current assets (1)	$224,477	$85,484
Current liabilities	$290,437	$149,891
CB&I/Zachry/Chiyoda
Current assets (1)	$37,579	$—
Current liabilities	$41,197	$—
CB&I/Chiyoda
Current assets (1)	$194,680	$102,035
Current liabilities	$241,238	$124,367

(1)
Our venture arrangements allow for excess working capital of the ventures to be advanced to the venture partners. Such advances are returned to the venture for working capital needs as necessary. Accordingly, at a reporting period end a venture may have advances to its partners which are reflected as an advance receivable within current assets of the venture. At June 30, 2015 and December 31, 2014, other current assets on the Balance Sheet included approximately $193,600 and $71,200, respectively, related to our proportionate share of advances from the ventures to our venture partners. In addition, at June 30, 2015 and December 31, 2014 other current liabilities on the Balance Sheet included approximately $193,600 and $108,700, respectively, related to advances to CB&I from the ventures.

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

•
NET Power LLC (“NET Power”)—We have a venture with Exelon and 8 Rivers Capital (CB&I—33.3% / Exelon—33.3% / 8 Rivers Capital—33.3%), which was formed for the purpose of developing, commercializing and monetizing a new natural gas power system that produces zero atmospheric emissions, including carbon dioxide. NET Power is building a first-of-its-kind demonstration plant which will be funded by contributions and services from the venture partners and other parties. Our cash commitment for NET Power totals $47,300 and at June 30, 2015, we had made cumulative investments of approximately $13,100.

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

•
CB&I/AREVA—We have a venture with AREVA (CB&I—52% / AREVA—48%) to design, license and construct a mixed oxide fuel fabrication facility in Aiken, South Carolina, which will be used to convert weapons-grade plutonium into fuel for nuclear power plants for the U.S. Department of Energy. Our venture project value is approximately $5,200,000.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents summarized balance sheet information for our consolidated VIEs:

	June 30, 2015	December 31, 2014
CBI/Kentz
Current assets	$196,484	$220,930
Current liabilities	$207,941	$196,277
CBI/AREVA
Current assets	$28,619	$27,006
Current liabilities	$70,159	$73,124
All Other (1)
Current assets	$115,409	$130,458
Non-current assets	$20,575	$22,045
Total assets	$135,984	$152,503
Current liabilities	$37,223	$36,534

(1)	Other ventures that we consolidate due to their designation as VIEs are not individually material to our financial results and are therefore aggregated as “All Other”.
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
7. FACILITY REALIGNMENT LIABILITY
At June 30, 2015 and December 31, 2014, we had a facility realignment liability related to the recognition of future operating lease expense for vacated facility capacity where we remain contractually obligated to a lessor. The liability was recognized within other current and non-current liabilities, as applicable, based upon the anticipated timing of payments. The following table summarizes the movements in the facility realignment liability during the six months ended June 30, 2015:

Total
Balance at December 31, 2014	$14,354
Charges	1,614
Cash payments	(5,169)
Balance at June 30, 2015	$10,799
8. DEBT
Our outstanding debt at June 30, 2015 and December 31, 2014 was as follows:

	June 30, 2015	December 31, 2014
Current
Revolving facility and other short-term borrowings	$596,740	$164,741
Current maturities of long-term debt	131,096	105,997
Current debt	$727,836	$270,738
Long-Term
Term Loan: $1,000,000 term loan (interest at LIBOR plus an applicable floating margin)	$775,000	$825,000
Senior Notes: $800,000 senior notes, series A-D (fixed interest ranging from 4.15% to 5.30%)	800,000	800,000
Other long-term debt	42,181	45,155
Less: current maturities of long-term debt	(131,096)	(105,997)
Long-term debt	$1,486,085	$1,564,158

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Committed Facilities—We have a five-year, $1,350,000, committed and unsecured revolving facility (the “Revolving Facility”) with Bank of America ("BofA"), as administrative agent, and BNP Paribas Securities Corp., BBVA Compass, Credit Agricole Corporate and Investment Bank (“Credit Agricole”) and The Royal Bank of Scotland plc, each as syndication agents, which expires in October 2018. The Revolving Facility has a $675,000 aggregate borrowing and financial letter of credit sublimit (with financial letters of credit not to exceed $270,000) and certain financial covenants, including a maximum leverage ratio of 3.00, a minimum fixed charge coverage ratio of 1.75, and a minimum net worth level calculated as $2,140,323 at June 30, 2015. The Revolving Facility also includes customary restrictions regarding subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, and mergers and acquisitions, and includes a trailing twelve-month limitation of $250,000 for dividend payments and share repurchases if our leverage ratio exceeds 1.50 (unlimited if our leverage ratio is equal to or below 1.50), among other restrictions. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. The interest, commitment fee, and letter of credit fee percentages are based upon our quarterly leverage ratio. In the event we borrow funds under the facility, interest is assessed at either prime plus an applicable floating margin (3.25% and 0.50%, respectively at June 30, 2015), or LIBOR plus an applicable floating margin (0.19% and 1.50%, respectively at June 30, 2015). At June 30, 2015, we had $300,000 of outstanding borrowings under the facility and $201,101 of outstanding letters of credit under the facility (none of which were financial letters of credit), providing $848,899 of available capacity, of which $375,000 may be utilized for borrowings. During the six months ended June 30, 2015, our weighted average interest rate on borrowings under the facility was approximately 1.8%, inclusive of the applicable floating margin.
Effective July 8, 2015, we amended the Revolving Facility to remove the borrowing sublimit. The amended facility maintains the $270,000 sublimit for financial letters of credit, and has financial and restrictive covenants similar to those of the previous facility.
We also have a five-year, $650,000, committed and unsecured revolving credit facility (the “Second Revolving Facility”) with BofA, as administrative agent, and Credit Agricole, as syndication agent, which expires in February 2018. The Second Revolving Facility, which supplements our Revolving Facility, has a $487,500 borrowing and financial letter of credit sublimit and includes financial and restrictive covenants similar to those noted above for the Revolving Facility. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. The interest, commitment fee, and letter of credit fee percentages are based upon our quarterly leverage ratio. In the event we borrow funds under the facility, interest is assessed at either prime plus an applicable floating margin (3.25% and 0.50% at June 30, 2015), or LIBOR plus an applicable floating margin (0.19% and 1.50% at June 30, 2015). At June 30, 2015, we had $59,000 of outstanding borrowings and $19,529 of outstanding letters of credit under the facility (including $3,991 of financial letters of credit), providing $571,471 of available capacity, of which $424,509 may be utilized for borrowings. During the six months ended June 30, 2015, our weighted average interest rate on borrowings under the facility was approximately 3.8%, inclusive of the applicable floating margin.
Effective July 8, 2015, we amended and restated the Second Revolving Facility to increase the overall capacity to $800,000, extend the expiration date to July 8, 2020, remove the borrowing sublimit, and provide a financial letter of credit sublimit of $50,000. The amended facility has financial and restrictive covenants similar to those of the previous facility.
Uncommitted Facilities—We also have various short-term, uncommitted letter of credit and borrowing facilities (the "Uncommitted Facilities") across several geographic regions of approximately $3,575,908, of which $440,000 may be utilized for borrowings ($439,294 at June 30, 2015, net of letter of credit utilization of $706 under certain facilities). At June 30, 2015, we had $237,740 of outstanding borrowings and $1,207,918 of outstanding letters of credit under these facilities, providing $2,130,250 of available capacity, of which $201,554 may be utilized for borrowings. During the six months ended June 30, 2015, our weighted average interest rate on borrowings under the facility was approximately 1.2%.
Term Loan—At June 30, 2015, we had $775,000 outstanding on our four-year, $1,000,000 unsecured term loan (the "Term Loan") with BofA as administrative agent. Interest and principal under the Term Loan is payable quarterly in arrears and bears interest at LIBOR plus an applicable floating margin (0.19% and 1.50%, respectively at June 30, 2015). However, we continue to utilize an interest rate swap to hedge against $391,375 of the outstanding $775,000 Term Loan, which resulted in a weighted average interest rate of approximately 2.0% during the six months ended June 30, 2015, inclusive of the applicable floating margin. Future annual maturities for the Term Loan are $50,000, $150,000 and $575,000 for the remainder of 2015, 2016 and 2017, respectively. The Term Loan includes financial and restrictive covenants similar to those noted above for the Revolving Facility.
Effective July 8, 2015, we entered into a $500,000 term loan (the “Second Term Loan”). The Second Term Loan requires that $275,000 of the loan proceeds be utilized to prepay a portion of the 2017 principal due on the Term Loan. Thereafter, interest and principal under the Second Term Loan is payable quarterly in arrears beginning in June 2017 and bears interest at LIBOR plus an applicable floating margin (rates are equivalent to the Term Loan). Future annual maturities for the Second

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Term Loan are $56,250, $75,000, $75,000 and $293,750 for 2017, 2018, 2019, and 2020, respectively. The Second Term Loan has financial and restrictive covenants similar to those of the Term Loan.
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
Effective July 22, 2015, we entered into a $200,000 note purchase and guarantee agreement (the "New Senior Note"). Interest is due semi-annually at a fixed rate of 4.53%, with principal of $200,000 due in July 2025. The New Senior Note has financial and restrictive covenants similar to those of the Senior Notes.
Other Long-Term Debt—At June 30, 2015, we also had $42,181 outstanding on a $48,081 six-year secured (construction equipment) term loan. Interest and principal under the loan is payable monthly in arrears and bears interest at 3.26%. Future annual maturities are $3,023, $6,196, $6,401, $6,613, $6,832 and $13,116 for the remainder of 2015, 2016, 2017, 2018, 2019 and 2020, respectively.
Compliance and Other—During the six months ended June 30, 2015, maximum outstanding borrowings under our revolving credit and other facilities were approximately $1,144,240. In addition to providing letters of credit, we also issue surety bonds in the ordinary course of business to support our contract performance. At June 30, 2015, we had $689,226 of outstanding surety bonds. At June 30, 2015, we were in compliance with all of our restrictive and financial covenants associated with our debt and revolving credit facilities. Capitalized interest was insignificant for the six months ended June 30, 2015 and 2014.
9. FINANCIAL INSTRUMENTS
Derivatives
Foreign Currency Exchange Rate Derivatives —At June 30, 2015, the notional value of our outstanding forward contracts to hedge certain foreign exchange-related operating exposures was approximately $51,400. These contracts vary in duration, maturing up to four years from period-end. We designate certain of these hedges as cash flow hedges and accordingly, changes in their fair value are recognized in AOCI until the associated underlying operating exposure impacts our earnings. We exclude forward points, which are recognized as ineffectiveness within cost of revenue and are not material to our earnings, from our hedge assessment analysis.
Interest Rate Derivatives—We continue to utilize a swap arrangement to hedge against interest rate variability associated with $391,375 of our outstanding $775,000 Term Loan. The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Loan at inception and through June 30, 2015. Accordingly, changes in the fair value of the swap arrangement are recognized in AOCI until the associated underlying exposure impacts our earnings.
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

•
Level 3—Fair value is based upon internally-developed models that use, as their basis, significant unobservable market parameters. We did not have any Level 3 classifications at June 30, 2015 or December 31, 2014.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the fair value of our foreign currency exchange rate derivatives and interest rate derivatives at June 30, 2015 and December 31, 2014, respectively, by valuation hierarchy and balance sheet classification:

	June 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Derivatives (1)
Other current assets	$—	$2,874	$—	$2,874	$—	$852	$—	$852
Other non-current assets	—	703	—	703	—	2,248	—	2,248
Total assets at fair value	$—	$3,577	$—	$3,577	$—	$3,100	$—	$3,100
Liabilities
Derivatives
Other current liabilities	$—	$(8,078)	$—	$(8,078)	$—	$(12,728)	$—	$(12,728)
Other non-current liabilities	—	(2,203)	—	(2,203)	—	(1,873)	—	(1,873)
Total liabilities at fair value	$—	$(10,281)	$—	$(10,281)	$—	$(14,601)	$—	$(14,601)

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

The carrying values of our cash and cash equivalents (primarily consisting of bank deposits), accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. At June 30, 2015, the fair value of our Term Loan, based upon the current market rates for debt with similar credit risk and maturity, approximated its carrying value as interest is based upon LIBOR plus an applicable floating margin. Our Senior Notes are categorized within level 2 of the valuation hierarchy and had a total fair value of approximately $774,200 and $785,100 at June 30, 2015 and December 31, 2014, respectively, based on the current market rates for debt with similar credit risk and maturities.
Derivatives Disclosures
Fair Value—The following table presents the total fair value by underlying risk and balance sheet classification for derivatives designated as cash flow hedges and derivatives not designated as cash flow hedges at June 30, 2015 and December 31, 2014:

	Fair Value of Derivatives Classified as Other Current and Non-Current Assets on the Balance Sheet		Fair Value of Derivatives Classified as Other Current and Non-Current Liabilities on the Balance Sheet
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Derivatives designated as cash flow hedges
Interest rate	$674	$2,258	$(939)	$(1,229)
Foreign currency	1,098	39	(2,622)	(4,996)
	$1,772	$2,297	$(3,561)	$(6,225)
Derivatives not designated as cash flow hedges
Interest rate	$—	$—	$—	$—
Foreign currency	1,805	803	(6,720)	(8,376)
	$1,805	$803	$(6,720)	$(8,376)
Total fair value	$3,577	$3,100	$(10,281)	$(14,601)

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Master Netting Arrangements (“MNAs”)—Our derivatives are executed under International Swaps and Derivatives Association MNAs, which generally allow us and our counterparties to net settle, in a single net payable or receivable, obligations due on the same day, in the same currency and for the same type of derivative instrument. We have elected the option to record all derivatives on a gross basis in our Balance Sheet. The following table presents our derivative assets and liabilities at June 30, 2015 on a gross basis and a net settlement basis:

	Gross Amounts Recognized (i)	Gross Amounts Offset on the Balance Sheet (ii)	Net Amounts Presented on the Balance Sheet (iii) = (i) - (ii)	Gross Amounts Not Offset on the Balance Sheet (iv)		Net Amount (v) = (iii) - (iv)
				Financial Instruments	Cash Collateral Received
Derivatives
Assets:
Interest rate	$674	$—	$674	$—	$—	$674
Foreign currency	2,903	—	2,903	(293)	—	2,610
Total assets	$3,577	$—	$3,577	$(293)	$—	$3,284
Liabilities:
Interest rate	$(939)	$—	$(939)	$—	$—	$(939)
Foreign currency	(9,342)	—	(9,342)	293	—	(9,049)
Total liabilities	$(10,281)	$—	$(10,281)	$293	$—	$(9,988)
AOCI/Other—The following table presents the total value, by underlying risk, recognized in other comprehensive income (“OCI”) and reclassified from AOCI to interest expense (interest rate derivatives) and cost of revenue (foreign currency derivatives) during the three and six months ended June 30, 2015 and 2014 for derivatives designated as cash flow hedges:

	Amount of Gain (Loss) on Effective Derivative Portion
	Recognized in OCI				Reclassified from AOCI into Earnings (1)
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Derivatives designated as cash flow hedges
Interest rate	$(514)	$(1,689)	$(2,222)	$(2,191)	$(453)	$(546)	$(927)	$(1,089)
Foreign currency	(285)	19	(2,740)	(47)	(1,333)	(113)	(2,470)	354
Total	$(799)	$(1,670)	$(4,962)	$(2,238)	$(1,786)	$(659)	$(3,397)	$(735)

(1)	Net unrealized losses totaling $4,227 are anticipated to be reclassified from AOCI into earnings during the next 12 months due to settlement of the associated underlying obligations.
The following table presents the total value recognized in cost of revenue for the three and six months ended June 30, 2015 and 2014 for foreign currency derivatives not designated as cash flow hedges:

	Amount of Gain (Loss) Recognized in Earnings
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Derivatives not designated as cash flow hedges
Foreign currency	$4,249	$(7,716)	$(2,283)	$(6,210)
Total	$4,249	$(7,716)	$(2,283)	$(6,210)

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. RETIREMENT BENEFITS
Our 2014 Annual Report disclosed anticipated 2015 defined benefit pension and other postretirement plan contributions of $18,545 and $2,895, respectively. The following table provides updated contribution information for these plans at June 30, 2015:

	Pension Plans	Other Postretirement Plans
Contributions made through June 30, 2015	$10,302	$1,233
Contributions expected for the remainder of 2015	6,770	1,233
Total contributions expected for 2015	$17,072	$2,466
The following table provides a breakout of the components of net periodic benefit cost associated with our defined benefit pension and other postretirement plans for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Pension Plans
Service cost	$2,624	$2,358	$5,336	$4,709
Interest cost	5,793	8,632	11,651	17,196
Expected return on plan assets	(7,069)	(9,400)	(14,206)	(18,714)
Amortization of prior service credits	(153)	(121)	(311)	(241)
Recognized net actuarial losses	1,904	1,193	3,838	2,374
Net periodic benefit cost	$3,099	$2,662	$6,308	$5,324
Other Postretirement Plans
Service cost	$140	$259	$435	$518
Interest cost	272	570	801	1,140
Recognized net actuarial gains	(1,115)	(216)	(1,265)	(432)
Net periodic benefit (income) cost	$(703)	$613	$(29)	$1,226
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
Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Over the past several decades and through June 30, 2015, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 5,800 plaintiffs and, of those claims, approximately 1,700 claims were pending and 4,100 have been closed through dismissals or settlements. Over the past several decades and through June 30, 2015, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount of approximately two thousand dollars per claim. We review each case on its own merits and make accruals based upon the probability of loss and our estimates of the amount of liability and related expenses, if any. While we have seen an increase in the number of recent filings, especially in one specific venue, we do not believe that the increase or any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow, and at June 30, 2015, we had approximately $5,100 accrued for liability and related expenses. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that we may expect to recover

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

because of the variability in coverage amounts, limitations and deductibles, or the viability of carriers, with respect to our insurance policies for the years in question.
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
12. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents changes in AOCI, net of tax, by component, and reclassification of AOCI into earnings, net of tax, for each component, during the six months ended June 30, 2015:

	Six Months Ended June 30, 2015
	Currency Translation Adjustment (1)	Unrealized Fair Value Of Cash Flow Hedges	Defined Benefit Pension and Other Postretirement Plans	Total
Balance at December 31, 2014	$(133,787)	$(2,713)	$(125,897)	$(262,397)
OCI before reclassifications	(35,004)	(2,568)	7,610	(29,962)
Amounts reclassified from AOCI	—	2,488	1,869	4,357
Net OCI	(35,004)	(80)	9,479	(25,605)
Balance at June 30, 2015	$(168,791)	$(2,793)	$(116,418)	$(288,002)

(1)
During the six months ended June 30, 2015, the currency translation adjustment component of AOCI was unfavorably impacted primarily by movements in the Australian Dollar and Euro exchange rates against the U.S. Dollar.

Amount Reclassified From AOCI
AOCI Components
Unrealized Fair Value Of Cash Flow Hedges (1)
Interest rate derivatives (interest expense)	$927
Foreign currency derivatives (cost of revenue)	2,470
Total, before taxes	3,397
Taxes	(909)
Total, net of taxes	$2,488
Defined Benefit Pension and Other Postretirement Plans (2)
Amortization of prior service credits	$(311)
Recognized net actuarial losses	2,573
Total, before taxes	2,262
Taxes	(393)
Total, net of taxes	$1,869

(1)	See Note 9 for further discussion of our cash flow hedges, including the total value reclassified from AOCI to earnings.

(2)	See Note 10 for further discussion of our defined benefit and other postretirement plans, including the components of net periodic benefit cost.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. EQUITY-BASED INCENTIVE PLANS
Under our equity-based incentive plans, we can issue shares to employees and directors in the form of restricted stock units (“RSUs”), performance shares and stock options. Changes in common stock, additional paid-in capital and treasury stock during the six months ended June 30, 2015 and 2014 primarily related to activity associated with the equity-based incentive plans and share repurchases. At June 30, 2015 and December 31, 2014, and for the six months ended June 30, 2015 and 2014, cash-settled equity-based awards, including RSUs and stock appreciation rights, were not material.
During the six months ended June 30, 2015, we granted the following awards associated with our equity-based incentive plans:

	Shares (1)	Weighted Average Grant-Date Fair Value Per Share
RSUs	979	$42.35
Performance shares	832	$41.24
Total	1,811

(1)	No stock options were granted during the six months ended June 30, 2015.
During the six months ended June 30, 2015, we had the following activity associated with our equity-based incentive plans and employee stock purchase plan (“ESPP”):

Shares
Performance shares (issued upon vesting)	563
RSUs (issued upon vesting)	409
Stock options (issued upon exercise)	49
ESPP shares (issued upon sale)	250
Total shares issued	1,271
During the three months ended June 30, 2015 and 2014, we recognized $7,100 and $8,469, respectively, of stock-based compensation expense, and during the six months ended June 30, 2015 and 2014, we recognized $39,063 and $51,534, respectively, of stock-based compensation expense, primarily within selling and administrative expense.
During the six months ended June 30, 2015, we repurchased 339 shares for $13,887 (an average price of $40.96), including $12,492 to purchase 297 shares for taxes withheld on taxable share distributions and $1,395 to purchase 42 shares of our outstanding common stock.
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
At June 30, 2015 and December 31, 2014, we also had approximately $838,600 of unapproved change orders and claims included in project price related to claims with our customer for the Georgia Nuclear Project resulting from increased

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

engineering, equipment supply, material and fabrication and construction costs resulting from regulatory-required design changes and delays in our customer’s obtaining the combined operating license (“COL”) for the project. Specifically, we have entered into a formal dispute resolution process on certain claims associated with the shield building, large structural modules and COL issuance delays. To the extent we are unsuccessful recovering these amounts from our customer, the amounts are contractually recoverable under the aforementioned WEC Obligations.
At June 30, 2015 and December 31, 2014, we also had approximately $442,000 and $373,000 of unapproved change orders and claims, respectively, included in project price related to a portion of the forecast cost impacts for the South Carolina Nuclear Project associated with extensions of schedule.
Through June 30, 2015, approximately $431,000 had been recognized as revenue on a cumulative POC basis related to the unapproved change orders and claims for the Nuclear Projects. Although we have not reached resolution on the aforementioned matters, at June 30, 2015, we had received contractually required partial payments totaling approximately $210,000.
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
Other—At June 30, 2015 and December 31, 2014, we had additional unapproved change orders and claims included in project price totaling approximately $107,000 and $98,100, respectively, for other projects primarily within our Engineering & Construction and Fabrication Services operating groups. We also had incentives included in project price of approximately $35,000 and $32,600 at June 30, 2015 and December 31, 2014, respectively, for projects in our Engineering & Construction and Capital Services operating groups. Of these aforementioned amounts, approximately $113,000 had been recognized as revenue on a cumulative POC basis through June 30, 2015.
The aforementioned amounts recorded in project price and receivables reflect our best estimate of recovery amounts; however, the ultimate resolution and amounts received could differ from these estimates and could have a material adverse effect on our results of operations, financial position and cash flow.
15. SEGMENT INFORMATION
Our management structure and internal and public segment reporting are aligned based upon the services offered by our four operating groups, which represent our reportable segments. As discussed in Note 1 and 2, during the three months ended March 31, 2015, we realigned our four operating groups to reflect the present management oversight of our operations. Our maintenance business that was previously reported within our Engineering & Construction operating group (formerly Engineering, Construction & Maintenance) is now reported within our Capital Services operating group (formerly Environmental Solutions), and our engineered products business that was previously reported within our Technology operating group is now reported within our Fabrication Services operating group. The segment results for the three and six months ended June 30, 2014 were reclassified to conform to the 2015 presentation. The following provides a description of our realigned operating groups:
Engineering & Construction—Engineering & Construction provides EPC services for major energy infrastructure facilities.
Fabrication Services—Fabrication Services provides fabrication of piping systems, process and nuclear modules; fabrication and erection of steel plate structures; manufacturing and distribution of pipe and fittings; and engineered products for the oil and gas, petrochemicals, water and wastewater, mining, mineral processing and power generation industries.
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

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our Chief Executive Officer evaluates the performance of the aforementioned operating groups based upon revenue and income from operations. Each operating group's income from operations reflects corporate costs, allocated based primarily upon revenue. Intersegment revenue is netted against the revenue of the segment receiving the intersegment services. For the three months ended June 30, 2015 and 2014, intersegment revenue totaled approximately $107,500 and $114,800, respectively, and for the six months ended June 30, 2015 and 2014, intersegment revenue totaled approximately $223,200 and $228,700, respectively. Intersegment revenue for the aforementioned periods primarily related to services provided by our Fabrication Services operating group to our Engineering & Construction operating group.
The following table presents revenue and income from operations by reportable segment for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue
Engineering & Construction	$1,916,122	$1,939,898	$3,734,708	$3,626,079
Fabrication Services	611,330	694,295	1,249,139	1,366,206
Technology	92,975	102,387	192,336	204,960
Capital Services	586,686	557,799	1,156,675	1,025,266
Total revenue	$3,207,113	$3,294,379	$6,332,858	$6,222,511
Income From Operations
Engineering & Construction	$176,467	$132,648	$312,885	$217,284
Fabrication Services	55,937	78,267	108,336	125,182
Technology	36,741	37,242	84,765	71,911
Capital Services	14,962	21,591	24,919	25,921
Total operating groups	284,107	269,748	530,905	440,298
Integration related costs	—	(9,537)	—	(17,604)
Total income from operations	$284,107	$260,211	$530,905	$422,694
In conjunction with the aforementioned realignment of our operating groups during the three months ended March 31, 2015, our total assets by reportable segment changed significantly, including an allocation of goodwill among our new and realigned reporting units based on the relative fair value of the reporting units being realigned. At June 30, 2015 and December 31, 2014, our total assets by reportable segment were as follows (with December 31, 2014 balances reflecting the realignment of our operating groups to conform with the 2015 presentation):

	June 30, 2015	December 31, 2014
Assets
Engineering & Construction	$5,492,825	$4,555,703
Fabrication Services	2,202,043	2,229,346
Technology	894,196	837,445
Capital Services	1,697,798	1,758,537
Total assets	$10,286,862	$9,381,031
16. SUBSEQUENT EVENTS
Effective July 8, 2015, we entered into a Second Term Loan and amended our Revolving Facility and Second Revolving Facility. Effective July 22, 2015, we entered into a New Senior Note. For further discussion, see Note 8 to our Financial Statements.

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
OVERVIEW
General—We provide a wide range of services through our four operating groups, including conceptual design, technology, engineering, procurement, fabrication, modularization, construction, commissioning, maintenance, program management and environmental services to customers in the energy infrastructure market throughout the world, and are a provider of diversified government services. As discussed in Note 15 to our Financial Statements, during the first quarter 2015, we realigned our four operating groups to reflect the present management oversight of our operations. Our maintenance business that was previously reported within our Engineering & Construction operating group (formerly Engineering, Construction & Maintenance) is now reported within our Capital Services operating group (formerly Environmental Solutions), and our engineered products business that was previously reported within our Technology operating group is now reported within our Fabrication Services operating group. Our realigned operating groups, which represent our reportable segments, include: Engineering & Construction; Fabrication Services; Technology; and Capital Services. The segment results for the three and six months ended June 30, 2014 were reclassified to conform to our 2015 presentation.
We continue to be broadly diversified across the global energy infrastructure market. Our geographic diversity is illustrated by approximately 40% of our year to date 2015 revenue coming from projects outside the U.S. and approximately 15% of our June 30, 2015 backlog of approximately $29.4 billion being comprised of projects outside the U.S. The geographic mix of our revenue will evolve consistent with changes in our backlog mix, as well as shifts in future global energy demand. Our diversity in energy infrastructure end-markets ranges from upstream activities such as offshore oil and gas and onshore oil sands projects, to downstream activities such as gas processing, LNG, refining, and petrochemicals, to fossil and nuclear-based power plants. Planned investments across the natural gas value chain, including LNG and petrochemicals, remain strong, and we anticipate additional benefits from continued investments in U.S. shale gas. Global investments in power and petrochemical facilities are expected to continue, as are investments in various types of facilities which require storage structures and pre-fabricated pipe.
Our long-term contracts are awarded on a competitively bid and negotiated basis using a range of contracting options, including cost-reimbursable, fixed-price and hybrid, which has both cost-reimbursable and fixed-price characteristics. Under cost-reimbursable contracts, we generally perform our services in exchange for a price that consists of reimbursement of all customer-approved costs and a profit component, which is typically a fixed rate per hour, an overall fixed fee or a percentage of total reimbursable costs. Under fixed-price contracts, we perform our services and execute our projects at an established price. The timing of our revenue recognition may be impacted by the contracting structure of our contracts. Cost-reimbursable contracts, and hybrid contracts with a more significant cost-reimbursable component, generally provide our customers with greater influence over the timing of when we perform our work, and accordingly, such contracts often result in less predictability with respect to the timing of our revenue. Fixed-price contracts, and hybrid contracts with a more significant fixed-price component, tend to provide us with greater control over project schedule and the timing of when work is performed and costs are incurred, and accordingly, when revenue is recognized. Our shorter-term contracts and services are generally provided on a cost-reimbursable, fixed-price or unit price basis. Our June 30, 2015 backlog distribution by contracting type is described below within our operating group discussion.
Backlog for each of our operating groups generally consists of several hundred contracts, which are being executed globally. These contracts vary in size from less than one hundred thousand dollars in contract value to several billion dollars, with varying durations that can exceed five years. The differing types, sizes, and durations of our contracts, combined with their geographic diversity and stages of completion, often results in fluctuations in our quarterly operating group results as a percentage of operating group revenue. In addition, the relative contribution of each of our operating groups, and selling and administrative expense fluctuations, will impact our quarterly consolidated results as a percentage of consolidated revenue. Selling and administrative expense fluctuations are primarily impacted by our stock-based compensation costs, which are recognized predominantly in the first quarter each year due to the timing of stock awards and the immediate expensing of awards for participants that are eligible to retire. Although quarterly variability is not unusual in our business, we are currently not aware of any fundamental change in our backlog or business that would give rise to future operating results that would be significantly different from our recent historical norms.

Engineering & Construction—Our Engineering & Construction operating group provides EPC services for major energy infrastructure facilities. As discussed above, the results for our maintenance business that were previously reported within our Engineering & Construction operating group are now reported within our Capital Services operating group.
Backlog for our Engineering & Construction operating group comprised approximately $19.9 billion (68%) of our consolidated June 30, 2015 backlog. The backlog composition by end market was approximately 50% power, 40% LNG, 5% refining, and 5% gas processing, petrochemical, oil sands and other end markets. Our power backlog was primarily concentrated in the U.S. and we anticipate that our significant future opportunities will be derived from both China and North America. Our LNG backlog was primarily concentrated in the Asia Pacific and North American regions and we anticipate significant opportunities will continue to be derived from these regions in addition to Africa. The majority of our refining-related backlog was derived from South America and we anticipate that our future opportunities will be derived from the Middle East, South America, Russia, and the Asia Pacific region. Our gas processing projects were primarily concentrated in the U.S. and the Asia Pacific region, where we anticipate continued strength. Our June 30, 2015 backlog distribution for this operating group by contracting type was approximately 85% fixed-price and hybrid and 15% cost-reimbursable.
Fabrication Services—Our Fabrication Services operating group provides fabrication of piping systems, process and nuclear modules; fabrication and erection of steel plate structures; manufacturing and distribution of pipe and fittings; and engineered products for the oil and gas, petrochemicals, water and wastewater, mining, mineral processing and power generation industries. As discussed above, the results for our engineered products business that were previously reported within our Technology operating group are now reported within our Fabrication Services operating group.
Backlog for our Fabrication Services operating group comprised approximately $3.2 billion (11%) of our consolidated June 30, 2015 backlog. The backlog composition by end market was approximately 40% petrochemical, 20% LNG (including low temp and cryogenic), 20% power, 10% refining, 5% gas processing and 5% other end markets. Our June 30, 2015 backlog distribution for this operating group by contracting type was approximately 95% fixed-price, hybrid, or unit based, with the remainder being cost-reimbursable.
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
Backlog for our Technology operating group comprised approximately $541.9 million (2%) of our consolidated June 30, 2015 backlog and was primarily comprised of fixed-price contracts. Technology’s backlog excludes contracts related to our unconsolidated CLG joint venture, for which income is recognized as equity earnings.
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
Backlog for our Capital Services operating group comprised approximately $5.7 billion (19%) of our consolidated June 30, 2015 backlog. The backlog composition by end market was approximately 65% operations and maintenance services, 15% environmental services, 10% construction services and 10% program and project management, and was primarily concentrated in the U.S. Our June 30, 2015 backlog distribution for this operating group by contracting type was approximately 80% cost-reimbursable and 20% fixed-price.

RESULTS OF OPERATIONS
Our new awards, revenue and income from operations by reportable segment were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	(In thousands)
	2015	% of Total	2014	% of Total	2015	% of Total	2014	% of Total
New Awards
Engineering & Construction	$1,305,951	46%	$2,056,812	49%	$2,515,358	43%	$6,551,649	66%
Fabrication Services	844,715	30%	564,388	13%	1,772,089	30%	1,081,117	11%
Technology	81,087	3%	152,397	4%	158,109	3%	229,843	2%
Capital Services	612,763	21%	1,429,480	34%	1,430,143	24%	2,137,957	21%
Total new awards	$2,844,516		$4,203,077		$5,875,699		$10,000,566

	2015	% of Total	2014	% of Total	2015	% of Total	2014	% of Total
Revenue
Engineering & Construction	$1,916,122	60%	$1,939,898	59%	$3,734,708	59%	$3,626,079	58%
Fabrication Services	611,330	19%	694,295	21%	1,249,139	20%	1,366,206	22%
Technology	92,975	3%	102,387	3%	192,336	3%	204,960	3%
Capital Services	586,686	18%	557,799	17%	1,156,675	18%	1,025,266	17%
Total revenue	$3,207,113		$3,294,379		$6,332,858		$6,222,511

	2015	% of Revenue	2014	% of Revenue	2015	% of Revenue	2014	% of Revenue
Income From Operations
Engineering & Construction	$176,467	9.2%	$132,648	6.8%	$312,885	8.4%	$217,284	6.0%
Fabrication Services	55,937	9.2%	78,267	11.3%	108,336	8.7%	125,182	9.2%
Technology	36,741	39.5%	37,242	36.4%	84,765	44.1%	71,911	35.1%
Capital Services	14,962	2.6%	21,591	3.9%	24,919	2.2%	25,921	2.5%
Total operating groups	284,107	8.9%	269,748	8.2%	530,905	8.4%	440,298	7.1%
Integration related costs	—		(9,537)		—		(17,604)
Total income from operations	$284,107	8.9%	$260,211	7.9%	$530,905	8.4%	$422,694	6.8%
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
New awards were $2.8 billion for the second quarter 2015, compared with $4.2 billion for the corresponding 2014 period. Significant new awards for the second quarter 2015 included a combined cycle gas turbine power project in the U.S. (approximately $600.0 million) within our Engineering & Construction operating group and scope increases for our large nuclear projects in the U.S. (approximately $600.0 million, including contractual entitlements, unapproved change orders and claims discussed further in Note 14 to our Financial Statements) for our Engineering & Construction and Fabrication Services operating groups. Significant new awards for the second quarter 2014 included scope increases for our existing refinery project in Colombia and LNG mechanical erection project in the Asia Pacific region (approximately $1.3 billion combined) and a combined cycle gas turbine power project in the U.S. (approximately $500.0 million), all within our Engineering & Construction operating group; and a nuclear power plant services award in the U.S. (approximately $800.0 million) within our Capital Services operating group. New awards for the first six months of 2015 were $5.9 billion, compared with $10.0 billion for the corresponding 2014 period. The decrease for the year-to-date 2015 period relative to the 2014 period was primarily due to the second quarter 2014 awards discussed above and significant first quarter 2014 awards, including our proportionate share of a $6.2 billion LNG export facility award in the U.S. (approximately $3.1 billion). See Operating Group Results below for further discussion.

Backlog at June 30, 2015 was approximately $29.4 billion, compared to $30.4 billion at December 31, 2014, reflecting the impact of revenue exceeding new awards by $457.2 million and other adjustments, primarily related to foreign currency fluctuations associated with the strengthening of the U.S. Dollar against the Australian Dollar, Euro, Colombian Peso and Canadian Dollar. As noted in the Revenue and Gross Profit sections below, foreign currency fluctuations also had an unfavorable impact on our operating results for the second quarter and year-to-date 2015 periods.
Certain contracts within our Capital Services and Engineering & Construction operating groups are dependent upon funding from the U.S. government, where funds are appropriated on a year-by-year basis, while contract performance may take more than one year. Approximately $903.0 million of our backlog at June 30, 2015 for these operating groups was for contractual commitments that are subject to future funding decisions.
Revenue—Revenue was $3.2 billion for the second quarter 2015, representing a decrease of $87.3 million (3%) from the corresponding 2014 period. Revenue was $6.3 billion for the first six months of 2015, representing an increase of $110.3 million (2%) from the corresponding 2014 period. The decrease for the second quarter 2015 was primarily due to the wind down of various tank projects in Australia within our Fabrication Services operating group and a decrease in revenue on our cost reimbursable LNG mechanical erection and gas processing projects in the Asia Pacific region and refinery project in Colombia, partly offset by progress on our large U.S. nuclear projects and increased LNG revenue in the U.S. within our Engineering & Construction operating group. The increase for the first six months of 2015 was due to our first quarter also benefiting from increased progress on our large U.S. nuclear projects and LNG revenue in the U.S. within our Engineering & Construction operating group, and increased plant maintenance revenue within our Capital Services operating group, offset partly by the aforementioned second quarter impacts. Our second quarter and year-to-date 2015 revenue were unfavorably impacted relative to the 2014 periods by approximately $240.0 million and $390.0 million, respectively, due to foreign currency fluctuations associated with the strengthening of the U.S. Dollar against the Australian Dollar, British Pound, Canadian Dollar, Colombian Peso and Euro, primarily within our Engineering & Construction operating group. See Operating Group Results below for further discussion.
    Gross Profit—Gross profit was $383.1 million (11.9% of revenue) for the second quarter 2015, compared with $381.2 million (11.6% of revenue) for the corresponding 2014 period. Gross profit for the first six months of 2015 was $753.3 million (11.9% of revenue), compared with $682.6 million (11.0% of revenue) for the corresponding 2014 period. The increase as a percentage of revenue for the second quarter 2015 was primarily attributable to higher margin backlog. The increase in absolute dollars and as a percentage of revenue for the year-to-date 2015 period was primarily attributable to our higher revenue volume, higher margin backlog and leverage of operating costs. Our second quarter and year-to-date 2015 gross profit were unfavorably impacted relative to the 2014 periods by approximately $26.0 million and $40.0 million, respectively, due to lower revenue volume resulting from foreign currency fluctuations associated with the strengthening of the U.S. Dollar, primarily within our Engineering & Construction operating group, as noted in the Revenue section above.
Selling and Administrative Expense—Selling and administrative expense was $85.2 million (2.7% of revenue) for the second quarter 2015, compared with $98.0 million (3.0% of revenue) for the corresponding 2014 period. Selling and administrative expense for the first six months of 2015 was $194.3 million (3.1% of revenue), compared with $217.2 million (3.5% of revenue) for the corresponding 2014 period. The decreases in absolute dollars and as a percentage of revenue were primarily attributable to lower incentive plan costs (approximately $9.0 million and $17.0 million for the second quarter and year-to-date periods, respectively) and our cost reduction initiatives. Our stock-based compensation costs, which are predominantly in selling and administrative expense, are higher in the first quarter each year due to the immediate expensing of awards for those participants that are eligible to retire. Stock-based compensation expense totaled approximately $39.1 million and $51.5 million for the first six months of 2015 and 2014, respectively, or 63% and 76% of estimated annual expense for each of the respective periods.
Intangibles Amortization—Intangibles amortization was $14.9 million and $30.6 million for the second quarter and first six months of 2015, respectively, compared with $16.8 million and $33.1 million for the corresponding 2014 periods. The decreases relative to the 2014 periods were primarily attributable to intangible assets that became fully amortized during the first quarter 2015 and the impact of foreign currency translation.
Equity Earnings—Equity earnings were $0.4 million and $4.6 million for the second quarter and first six months of 2015, respectively, compared with $3.2 million and $7.3 million for the corresponding 2014 periods and were primarily associated with our unconsolidated CLG joint venture.
Other Operating Expense (Income), Net—Other operating expense (income), net, generally represents losses (gains) associated with the sale or disposition of property and equipment. For the first six months of 2015, other operating expense (income), net also included a gain of approximately $7.5 million related to the contribution of a technology to our unconsolidated CLG joint venture and a foreign exchange loss of approximately $11.0 million associated with the re-measurement of certain non-U.S. Dollar denominated net assets, both of which occurred during the first quarter 2015.

Integration Related Costs—Integration related costs were $9.5 million and $17.6 million for the second quarter and first six months of 2014, respectively, and primarily related to facility consolidations, including the associated accrued future lease costs for vacated facilities and unutilized capacity, personnel relocation and severance related costs, and systems integration costs.
Income from Operations—Income from operations was $284.1 million (8.9% of revenue) for the second quarter 2015, compared with $260.2 million (7.9% of revenue) for the corresponding 2014 period. Income from operations for the first six months of 2015 was $530.9 million (8.4% of revenue), compared with $422.7 million (6.8% of revenue) for the corresponding 2014 period. The changes in absolute dollars and percentages of revenue for the three and six-month periods were primarily attributable to the reasons noted above. See Operating Group Results below for further discussion.
Interest Expense and Interest Income—Interest expense was $21.1 million for the second quarter 2015, compared with $21.7 million for the corresponding 2014 period. Interest expense for the first six months of 2015 was $43.4 million, compared with $40.6 million for the corresponding 2014 period. The second quarter and year-to-date 2015 periods were impacted by higher average revolving credit facility and other borrowings, offset by a decrease during the second quarter 2015 due to the reversal of accrued interest (approximately $1.3 million) associated with the resolution of uncertain tax positions. Interest income was $2.2 million for the second quarter 2015, compared with $1.5 million for the corresponding 2014 period. Interest income for the first six months of 2015 was $4.2 million, compared with $3.5 million for the corresponding 2014 period.
Income Tax Expense—Income tax expense for the second quarter 2015 was $79.3 million (29.9% of pre-tax income), compared with $72.9 million (30.4% of pre-tax income) for the corresponding 2014 period. Income tax expense for the first six months of 2015 was $149.1 million (30.3% of pre-tax income), compared with $115.9 million (30.0% of pre-tax income) for the corresponding 2014 period. Our second quarter and year-to-date 2015 tax rate increased compared to the corresponding periods due to anticipated increased full-year pre-tax income in higher tax rate jurisdictions, primarily the U.S. (approximately 1.0% for both the second quarter and year-to-date periods). In addition to the aforementioned, our second quarter 2015 tax rate benefited from the impact of previously unrecognized tax benefits and other adjustments recorded during the period (approximately 1.5%). Our year-to-date 2015 and 2014 tax rates also benefited from previously unrecognized tax benefits and other adjustments recorded during the respective periods (approximately 2.0% and 1.0%, respectively). Our tax rate may continue to experience fluctuations due primarily to changes in the geographic distribution of our pre-tax income.
Net Income Attributable to Noncontrolling Interests—Noncontrolling interests are primarily associated with our large LNG mechanical erection project in the Asia Pacific region and certain operations in the U.S. and Middle East. The 2014 period also included our large gas processing project in the Asia Pacific region. Net income attributable to noncontrolling interests was $16.4 million for the second quarter 2015, compared with $24.7 million for the corresponding 2014 period. Net income attributable to noncontrolling interests was $40.9 million for the first six months of 2015, compared with $38.5 million for the corresponding 2014 period. The changes compared to the 2014 periods were commensurate with the level of applicable operating results for the aforementioned projects and operations.
Operating Group Results
Engineering & Construction
New Awards—New awards were $1.3 billion for the second quarter 2015, compared with $2.1 billion for the corresponding 2014 period. Significant new awards for the second quarter 2015 included a combined cycle gas turbine power project in the U.S. (approximately $600.0 million), an ethylene storage facility in the U.S. (approximately $115.0 million) and scope increases for our large nuclear projects in the U.S. ($350.0 million, including contractual entitlements, unapproved change orders and claims discussed further in Note 14 to our Financial Statements). Significant new awards for the second quarter 2014 included scope increases on our existing refinery project in Colombia and LNG mechanical erection project in the Asia Pacific region (approximately $1.3 billion combined) and a combined cycle gas turbine power project in the U.S. (approximately $500.0 million). New awards for the first six months of 2015 were $2.5 billion compared with $6.6 billion for the corresponding 2014 period. The six month 2015 period included the aforementioned second quarter 2015 awards, and awards during the first quarter 2015, including our proportionate share of a $2.0 billion additional LNG train (approximately $675.0 million) for an LNG export facility in the U.S. that we are executing through a joint venture arrangement; scope increases for our mixed oxide fuel fabrication facility project in the U.S. and LNG mechanical erection project in the Asia Pacific region (approximately $360.0 million combined); and engineering and procurement services for a refinery project in Russia. The six month 2014 period included the aforementioned second quarter 2014 awards, and awards during the first quarter 2014, including our proportionate share of a $6.2 billion LNG export facility in the U.S. (approximately $3.1 billion) that we are executing through a joint venture arrangement; structural, mechanical and piping construction work for an LNG project in the Asia Pacific Region (approximately $625.0 million); engineering and procurement for a clean fuels project in the Middle East (approximately $370.0 million); engineering and project management services for a pipeline expansion project in the Middle East (approximately $85.0 million); and front-end engineering for a plastics project in the Middle East (approximately $40.0 million).

Revenue—Revenue was $1.9 billion for the second quarter 2015, representing a decrease of $23.8 million (1%) compared with the corresponding 2014 period. Revenue for the first six months of 2015 was $3.7 billion, representing an increase of $108.6 million (3%), compared with the corresponding 2014 period. Our second quarter and year-to-date 2015 results benefited from increased revenue on our large U.S. nuclear projects (approximately $125.0 million and $265.0 million, respectively) and LNG projects in the U.S. (approximately $250.0 million and $400.0 million, respectively). This benefit was offset for the second quarter 2015, and partly offset for the year-to-date 2015 period, by a net decrease in revenue on our cost reimbursable LNG mechanical erection and gas processing projects in the Asia Pacific region and refinery project in Colombia (approximately $300.0 million and $350.0 million combined, respectively) and various other projects in the Asia Pacific region and Europe. Inclusive of the aforementioned project impacts, our second quarter and year-to-date 2015 revenue was unfavorably impacted relative to the 2014 periods by approximately $190.0 million and $320.0 million, respectively, due to foreign currency fluctuations associated with the strengthening of the U.S. Dollar against the Australian Dollar, British Pound, Canadian Dollar, Colombian Peso and Euro.
Approximately $530.0 million and $990.0 million of the operating group's quarter and year-to-date 2015 revenue, respectively, was attributable to our large U.S. nuclear projects, compared with approximately $405.0 million and $725.0 million, respectively, for the corresponding 2014 periods. Approximately $530.0 million and $1.2 billion of the operating group's second quarter and year-to-date 2015 revenue, respectively, were attributable to our large cost reimbursable projects, compared with approximately $830.0 million and $1.5 billion, respectively, for the corresponding 2014 periods.
Income from Operations—Income from operations for the second quarter 2015 was $176.5 million (9.2% of revenue), compared with $132.6 million (6.8% of revenue) for the corresponding 2014 period. Income from operations for the first six months of 2015 was $312.9 million (8.4% of revenue), compared with $217.3 million (6.0% of revenue) for the corresponding 2014 period. Our second quarter and year-to-date 2015 results were unfavorably impacted relative to the 2014 periods by approximately $14.0 million and $24.0 million, respectively, due to lower revenue volume resulting from foreign currency fluctuations associated with the strengthening of the U.S. Dollar, as noted in the Revenue section above. Our results for the second quarter and year-to-date 2015 period benefited from a higher margin backlog mix and benefited by approximately $28.0 million from the net impact of cost increases on our two U.S. nuclear projects, offset by the percent complete benefit of increases in project price on both projects related to contractual entitlements from our customers and consortium partner and an increase in claim recoveries on our South Carolina nuclear project, related to the aforementioned and previous forecast cost increases. Our second quarter and year-to-date 2014 results benefited from savings on two projects in Europe (approximately $14.0 million for both respective periods). See Note 14 to our Financial Statements for further discussion of our contractual entitlements, unapproved change orders and claims.
Fabrication Services
New Awards—New awards were $844.7 million for the second quarter 2015, compared with $564.4 million for the corresponding 2014 period. Significant new awards for the second quarter 2015 included scope increases for our large nuclear projects in the U.S. (approximately $250.0 million, including contractual entitlements, unapproved change orders and claims discussed further in Note 14 to our Financial Statements), engineering and fabrication for a hydrotreater in the U.S. (approximately $95.0 million) and engineered products for a refinery in Russia (approximately $93.0 million). Significant new awards for the second quarter 2014 included storage spheres in the Middle East (approximately $60.0 million), engineered products for a refinery in the Middle East (approximately $50.0 million) and an ammonia storage tank in the U.S. (approximately $40.0 million). New awards for the first six months of 2015 were $1.8 billion, compared with $1.1 billion for the corresponding 2014 period. The six month 2015 period included the aforementioned second quarter 2015 awards, and awards during the first quarter 2015, including work scopes we will perform for our U.S. LNG export facility projects that we are executing through our joint venture arrangements; storage tanks for a clean fuels project in the Middle East (approximately $60.0 million); an oil sands project in Canada (approximately $50.0 million); and pipe fabrication for a petrochemical project in the U.S. (approximately $40.0 million). The six month 2014 period included the aforementioned second quarter 2014 awards, and awards during the first quarter 2014, including pipe fabrication for a propane dehydrogenation unit in the U.S. (approximately $100.0 million).
Revenue—Revenue was $611.3 million for the second quarter 2015, representing a decrease of $83.0 million (12%) compared with the corresponding 2014 period. Revenue for the first six months of 2015 was $1.2 billion, representing a decrease of $117.1 million (9%), compared with the corresponding 2014 period. Our second quarter and year-to-date 2015 results were primarily impacted by lower storage tank work in the Asia Pacific region (approximately $120.0 million and $215.0 million, respectively), partly offset by increased engineered products activity (approximately $45.0 million and $95.0 million, respectively) and storage tank work in North America (approximately $35.0 million and $75.0 million, respectively). Inclusive of the aforementioned project impacts, our second quarter and year-to-date 2015 revenue was unfavorably impacted relative to the 2014 periods by approximately $40.0 million and $60.0 million, respectively, due to foreign currency fluctuations associated with the strengthening of the U.S. Dollar against the Australian Dollar and Canadian Dollar.

Income from Operations—Income from operations for the second quarter 2015 was $55.9 million (9.2% of revenue), compared with $78.3 million (11.3% of revenue) for the corresponding 2014 period. Income from operations for the first six months of 2015 was $108.3 million (8.7% of revenue), compared with $125.2 million (9.2% of revenue) for the corresponding 2014 period. Our second quarter 2015 results were primarily impacted by lower revenue volume, a lower margin mix on our pipe fabrication backlog and cost increases on a project in the U.S. (approximately $12.0 million). Our year-to-date 2015 results were impacted by the aforementioned second quarter impacts, as well as lower revenue volume and a foreign exchange loss (approximately $11.0 million) associated with the re-measurement of certain non-U.S. Dollar denominated net assets during the first quarter 2015. Our second quarter 2014 results benefited from savings on various low temperature and cryogenic storage tank projects in the U.S. and Asia Pacific region (approximately $15.0 million), partly offset by the temporary underutilization of our pipe fabrication capacity due to customer delays (approximately $11.0 million). Our year-to-date 2014 results were impacted by the aforementioned second quarter 2014 impacts and a temporary underutilization of our pipe fabrication capacity in the first quarter 2014 due to customer delays (approximately $17.0 million).
Technology
New Awards—New awards were $81.1 million for the second quarter 2015, compared with $152.4 million for the corresponding 2014 period. New awards for the first six months of 2015 were $158.1 million, compared with $229.8 million for the corresponding 2014 period. The second quarter and year-to-date 2015 periods included various awards for refining and petrochemical licensing throughout the world. Awards for the second quarter and year-to-date 2014 periods included gas processing facilities in Africa and the U.S., CATOFIN propane dehydrogenation and olefins licensing in China, grass roots ethylene licensing in the Middle East, and refining licensing in India.
Revenue—Revenue was $93.0 million for the second quarter 2015, representing a decrease of $9.4 million (9%) compared with the corresponding 2014 period. Revenue for the first six months of 2015 was $192.3 million, representing a decrease of $12.6 million (6%) compared with the corresponding 2014 period. Our second quarter and year-to-date 2015 results were primarily impacted by the timing of awards and lower catalyst volume.
Income from Operations—Income from operations for the second quarter 2015 was $36.7 million (39.5% of revenue), compared with $37.2 million (36.4% of revenue) for the corresponding 2014 period. Income from operations for the first six months of 2015 was $84.8 million (44.1% of revenue), compared with $71.9 million (35.1% of revenue) for the corresponding 2014 period. The decrease in absolute dollars for the second quarter 2015 was due to lower revenue volume, and the increase as a percentage of revenue was primarily due to a higher margin mix of work. The increases in absolute dollars and as a percentage of revenue for the year-to-date 2015 period were primarily attributable to a higher margin mix of work and the aforementioned gain (approximately $7.5 million) associated with the contribution of a technology to our unconsolidated CLG joint venture during the first quarter 2015.
Capital Services
New Awards—New awards were $612.8 million for the second quarter 2015, compared with $1.4 billion for the corresponding 2014 period. Significant new awards for the second quarter 2015 included nuclear power plant services in the U.S. (approximately $250.0 million), refinery maintenance services in South America (approximately $120.0 million) and coking unit services in Canada (approximately $50.0 million). Significant new awards for the second quarter 2014 included nuclear power plant services in the U.S. (approximately $800.0 million), a chemical plant services project in the U.S. (approximately $110.0 million), an earthworks and soil stabilization project in the U.S. (approximately $100.0 million) and a support services project for the U.S. Environmental Protection Agency. New awards for the first six months of 2015 were $1.4 billion, compared with $2.1 billion for the corresponding 2014 period. The six month 2015 period included the aforementioned second quarter 2015 awards, and awards during the first quarter 2015, including refinery maintenance work in the U.S. and Canada (approximately $310.0 million combined) and scope increases on a chemical plant expansion project in the U.S. (approximately $115.0 million). The six month 2014 period included the aforementioned second quarter 2014 awards, and awards during the first quarter 2014, including nuclear facility modification work in the U.S. (approximately $120.0 million), environmental monitoring services in the U.S. (approximately $60.0 million) and environmental remediation services in the U.S. (approximately $35.0 million).
Revenue—Revenue was $586.7 million for the second quarter 2015, representing an increase of $28.9 million (5%) compared with the corresponding 2014 period. Revenue for the first six months of 2015 was $1.2 billion, representing an increase of $131.4 million (13%), compared with the corresponding 2014 period. Our second quarter and year-to-date 2015 results primarily benefited from increased plant maintenance revenue in the U.S. (approximately $15.0 million and $110.0 million, respectively).
Income from Operations—Income from operations for the second quarter 2015 was $15.0 million (2.6% of revenue), compared with $21.6 million (3.9% of revenue) for the corresponding 2014 period. Income from operations for the first six months of 2015 was $24.9 million (2.2% of revenue), compared with $25.9 million (2.5% of revenue) for the corresponding 2014 period. The decrease in absolute dollars and as a percentage of revenue for the second quarter 2015 was primarily due to reserves established during the second quarter 2015 for two uncollectible receivables (approximately $7.0 million). Our year-to-date 2015 results were impacted by the aforementioned second quarter receivable reserves, offset partly by higher revenue volume and continuing benefits from previously implemented cost reduction initiatives.
LIQUIDITY AND CAPITAL RESOURCES
General
Cash and Cash Equivalents—At June 30, 2015, our cash and cash equivalents were $355.1 million, and were maintained in local accounts throughout the world, substantially all of which were maintained outside The Netherlands, our country of domicile. With the exception of $192.2 million of cash and cash equivalents within our variable interest entities (“VIEs”) associated with our partnering arrangements, which is generally only available for use in our operating activities when distributed to the partners, we are not aware of any material restrictions on our cash and cash equivalents.
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
Summary of Cash Flow Activity
Operating Activities—During the first six months of 2015, net cash used in operating activities was $194.7 million, primarily resulting from cash generated from earnings, offset by a net change of $730.6 million in our accounts receivable, inventory, accounts payable and net contracts in progress account balances (collectively “Contract Capital”). During the second quarter 2015, net cash provided by operating activities was $95.2 million, primarily resulting from cash generated from earnings, partly offset by a net change in Contract Capital of $131.8 million. The components of our net Contract Capital balances at June 30, 2015 and December 31, 2014, and changes during the six months ended June 30, 2015, were as follows:

(In thousands)	June 30, 2015	December 31, 2014	Change
Billings in excess of costs and estimated earnings (1)	$(1,687,409)	$(1,426,728)	$(260,681)
Margin fair value liability for acquired contracts (2)	(502,175)	(558,760)	56,585
Total billings in excess of costs and estimated earnings	$(2,189,584)	$(1,985,488)	$(204,096)
Total costs and estimated earnings in excess of billings (1)	1,605,190	774,644	830,546
Contracts in progress, net	$(584,394)	$(1,210,844)	$626,450
Accounts receivable, net	1,326,858	1,306,567	20,291
Inventory	292,244	286,155	6,089
Accounts payable	(1,179,056)	(1,256,854)	77,798
Contract Capital, net	$(144,348)	$(874,976)	$730,628

(1)
Represents our cash position relative to revenue recognized on projects, with (i) billings in excess of costs and estimated earnings representing a liability reflective of future cash expenditures and non-cash earnings, and (ii) costs and estimated earnings in excess of billings representing an asset reflective of future cash receipts.

(2)
Represents a margin fair value liability associated with long-term contracts acquired in connection with the acquisition of The Shaw Group Inc. on February 13, 2013 (the "Acquisition Closing Date"). The margin fair value liability was approximately $745.5 million at the Acquisition Closing Date and is recognized as revenue on a percentage of completion basis as the applicable projects progress. We anticipate the remaining liability will be recognized as revenue over the next five years.

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

The $730.6 million decline in our Contract Capital liability during the first six months of 2015 was primarily due to a $56.6 million decrease in the margin fair value liability discussed above, a $660.4 million increase in the net Contract Capital asset position on our two large U.S. nuclear projects (exclusive of the margin fair value liability), and a $13.6 million decline in our net Contract Capital liability position on our remaining backlog. The Contract Capital position on our U.S. nuclear projects continues to be impacted by the timing of achievement of billing milestones and will continue to fluctuate prospectively based on the timing of achievement of future billing milestones and the timing of resolution of the recorded unapproved change orders and claims for the projects (see Note 14 to our Financial Statements). The Contract Capital position on the U.S. nuclear projects was also impacted by a decline in accounts payable of $34.7 million. The decline in our Contract Capital liability for the remainder of our backlog was primarily due to the timing of accounts payable payments, which resulted in a decline in accounts payable of $43.1 million, which was partly offset by receivable collections and payments in advance of performing work on our projects.
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
As discussed further below, in July 2015, we entered into financing agreements which amend or extend our existing credit facilities and establish additional financing capacity. These changes are the result of our assessment of the lending environment, and contemplate ongoing growth in our end markets and our strategic initiatives.
Investing Activities—During the first six months of 2015, net cash used in investing activities was $189.6 million, primarily related to net advances of $122.4 million to our venture partners by our proportionately consolidated ventures (see Note 6 to our Financial Statements for further discussion) and capital expenditures of $63.7 million. We will continue to evaluate and selectively pursue other opportunities for additional expansion of our business through the acquisition of complementary businesses and technologies. These acquisitions may involve the use of cash or may require further debt or equity financing.
Financing Activities—During the first six months of 2015, net cash provided by financing activities was $422.2 million, primarily related to net revolving facility and other short-term borrowings of $432.0 million, net advances from our proportionately consolidated ventures of $84.9 million (see Note 6 to our Financial Statements for further discussion) and cash proceeds from the issuance of shares associated with our stock plans of $11.1 million. These cash inflows were partly offset by repayments on our long-term debt of $53.0 million, distributions to our noncontrolling interest partners of $24.0 million, dividends paid to our shareholders of $15.2 million and share repurchases totaling $13.9 million (0.3 million shares at an average price of $40.96 per share), including $12.5 million to repurchase shares associated with stock-based compensation-related withholding taxes on taxable share distributions and $1.4 million to purchase shares of our outstanding common stock.
Effect of Exchange Rate Changes on Cash and Cash Equivalents—During the first six months of 2015, our cash and cash equivalents balance decreased by $34.1 million due to the impact of changes in functional currency exchange rates against the U.S. Dollar for non-U.S. Dollar cash balances, primarily the change in the Australian Dollar and Euro exchange rates. The net unrealized loss on our cash and cash equivalents resulting from these exchange rate movements is reflected in the cumulative translation adjustment component of OCI. Our cash and cash equivalents held in non-U.S. Dollar currencies are used primarily for project-related and other operating expenditures in those currencies, and therefore, our exposure to realized exchange gains and losses is not anticipated to be material.
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
Committed Facilities—We have a five-year, $1.35 billion, committed and unsecured revolving facility (the “Revolving Facility”) with Bank of America ("BofA"), as administrative agent, and BNP Paribas Securities Corp., BBVA Compass, Credit Agricole Corporate and Investment Bank (“Credit Agricole”) and The Royal Bank of Scotland plc, each as syndication agents, which expires in October 2018. The Revolving Facility has a $675.0 million aggregate borrowing and financial letter of credit sublimit (with financial letters of credit not to exceed $270.0 million) and certain financial covenants, including a maximum leverage ratio of 3.00, a minimum fixed charge coverage ratio of 1.75, and a minimum net worth level calculated as $2.1 billion at June 30, 2015. The Revolving Facility also includes customary restrictions regarding subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, and mergers and acquisitions, and includes a trailing twelve-month limitation of $250.0 million for dividend payments and share repurchases if our leverage ratio exceeds 1.50 (unlimited if our leverage ratio is equal to or below 1.50), among other restrictions. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. The interest, commitment fee, and letter of credit fee percentages are based upon our quarterly leverage ratio. In the event we borrow funds under the facility, interest is assessed at either prime plus an applicable floating margin (3.25% and 0.50%, respectively at June 30, 2015), or LIBOR plus an applicable floating margin (0.19% and 1.50%, respectively at June 30, 2015). At June 30, 2015, we had $300.0 million of outstanding borrowings under the facility and $201.1 million of outstanding letters of credit under the facility (none of which were financial letters of credit), providing $848.9 million of available capacity, of which $375.0 million may be utilized for borrowings. During the first six months of 2015, our weighted average interest rate on borrowings under the facility was approximately 1.8%, inclusive of the applicable floating margin.
Effective July 8, 2015, we amended the Revolving Facility to remove the borrowing sublimit. The amended facility maintains the $270.0 million sublimit for financial letters of credit, and has financial and restrictive covenants similar to those of the previous facility.
We also have a five-year, $650.0 million, committed and unsecured revolving credit facility (the “Second Revolving Facility”) with BofA, as administrative agent, and Credit Agricole, as syndication agent, which expires in February 2018. The Second Revolving Facility, which supplements our Revolving Facility, has a $487.5 million borrowing and financial letter of credit sublimit and includes financial and restrictive covenants similar to those noted above for the Revolving Facility. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. The interest, commitment fee, and letter of credit fee percentages are based upon our quarterly leverage ratio. In the event we borrow funds under the facility, interest is assessed at either prime plus an applicable floating margin (3.25% and 0.50% at June 30, 2015), or LIBOR plus an applicable floating margin (0.19% and 1.50% at June 30, 2015). At June 30, 2015, we had $59.0 million of outstanding borrowings and $19.5 million of outstanding letters of credit under the facility (including $4.0 million of financial letters of credit), providing $571.5 million of available capacity, of which $424.5 million may be utilized for borrowings. During the first six months of 2015, our weighted average interest rate on borrowings under the facility was approximately 3.8%, inclusive of the applicable floating margin.
Effective July 8, 2015, we amended and restated the Second Revolving Facility to increase the overall capacity to $800.0 million, extend the expiration date to July 8, 2020, remove the borrowing sublimit, and provide a financial letter of credit sublimit of $50.0 million. The amended facility has financial and restrictive covenants similar to those of the previous facility.

Uncommitted Facilities—We also have various short-term, uncommitted letter of credit and borrowing facilities (the "Uncommitted Facilities") across several geographic regions of approximately $3.6 billion, of which $440.0 million may be utilized for borrowings ($439.3 million at June 30, 2015, net of letter of credit utilization of $0.7 million under certain facilities). At June 30, 2015, we had $237.7 million of outstanding borrowings and $1.2 billion of outstanding letters of credit under these facilities, providing $2.1 billion of available capacity, of which $201.6 million may be utilized for borrowings. During the first six months of 2015, our weighted average interest rate on borrowings under the facility was approximately 1.2%.
Term Loan—At June 30, 2015, we had $775.0 million outstanding on our four-year, $1.0 billion unsecured term loan (the "Term Loan") with BofA as administrative agent. Interest and principal under the Term Loan is payable quarterly in arrears and bears interest at LIBOR plus an applicable floating margin (0.19% and 1.50%, respectively at June 30, 2015). However, we continue to utilize an interest rate swap to hedge against $391.4 million of the outstanding $775.0 million Term Loan, which resulted in a weighted average interest rate of approximately 2.0% during the first six months of 2015, inclusive of the applicable floating margin. Future annual maturities for the Term Loan are $50.0 million, $150.0 million and $575.0 million for the remainder of 2015, 2016 and 2017, respectively. The Term Loan includes financial and restrictive covenants similar to those noted above for the Revolving Facility.
Effective July 8, 2015, we entered into a $500.0 million term loan (the “Second Term Loan”). The Second Term Loan requires that $275.0 million of the loan proceeds be utilized to prepay a portion of the 2017 principal due on the Term Loan. Thereafter, interest and principal under the Second Term Loan is payable quarterly in arrears beginning in June 2017 and bears interest at LIBOR plus an applicable floating margin (rates are equivalent to the Term Loan). Future annual maturities for the Second Term Loan are $56.3 million, $75.0 million, $75.0 million and $293.8 million for 2017, 2018, 2019, and 2020, respectively. The Second Term Loan has financial and restrictive covenants similar to those of the Term Loan.
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
Effective July 22, 2015, we entered into a $200.0 million note purchase and guarantee agreement (the "New Senior Note"). Interest is due semi-annually at a fixed rate of 4.53%, with principal of $200.0 million due in July 2025. The New Senior Note has financial and restrictive covenants similar to those of the Senior Notes.
Other Long-Term Debt—At June 30, 2015, we also had $42.2 million outstanding on a $48.1 million six-year secured (construction equipment) term loan. Interest and principal under the loan is payable monthly in arrears and bears interest at 3.26%. Future annual maturities are $3.0 million, $6.2 million, $6.4 million, $6.6 million, $6.8 million and $13.1 million for the remainder of 2015, 2016, 2017, 2018, 2019 and 2020, respectively.
Compliance and Other—During the first six months of 2015, maximum outstanding borrowings under our revolving credit and other facilities was approximately $1.1 billion. In addition to providing letters of credit, we also issue surety bonds in the ordinary course of business to support our contract performance. At June 30, 2015, we had $689.2 million of outstanding surety bonds.
At June 30, 2015, we were in compliance with all of our restrictive and financial covenants associated with our debt and revolving credit and other facilities, with a leverage ratio of 1.83, a fixed charge coverage ratio of 5.82, and net worth of $3.0 billion. Our ability to remain in compliance with our lending facilities could be impacted by circumstances or conditions beyond our control, including, but not limited to, the delay or cancellation of projects, changes in foreign currency exchange or interest rates, performance of pension plan assets, or changes in actuarial assumptions. Further, we could be impacted if our customers experience a material change in their ability to pay us or if the banks associated with our lending facilities were to cease or reduce operations, or if there is a full or partial break-up of the EU or its currency, the Euro.
Other
We believe our cash on hand, cash generated from operations, amounts available under our Revolving Facility and Second Revolving Facility (collectively, "Committed Facilities") and Uncommitted Facilities, and other external sources of liquidity, such as the issuance of debt and equity instruments, will be sufficient to finance our capital expenditures, settle our commitments and contingencies (as more fully described in Note 11 to our Financial Statements) and address our working capital needs for the foreseeable future. However, there can be no assurance that such funding will continue to be available, as our ability to generate cash flows from operations and our ability to access funding under our Committed Facilities and Uncommitted Facilities at reasonable terms, may be impacted by a variety of business, economic, legislative, financial and other factors, which may be outside of our control.
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
A portion of our pension plans' assets are invested in EU government securities, which could be impacted by economic turmoil in Europe or a full or partial break-up of the EU or its currency, the Euro. However, given the long-term nature of pension funding requirements, in the event any of our pension plans (including those with investments in EU government securities) become materially underfunded from a decline in value of our plan assets, we believe our cash on hand and amounts available under our existing Committed Facilities and Uncommitted Facilities would be sufficient to fund any increases in future contribution requirements.
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
Recoverability of Goodwill—At June 30, 2015, our goodwill balance was $4.2 billion. Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually at a reporting unit level, absent any indicators of impairment. We perform our annual impairment assessment during the fourth quarter of each year based upon balances as of October 1. At December 31, 2014, we had the following seven reporting units within our four operating groups:

•	Engineering, Construction & Maintenance—Our Engineering, Construction & Maintenance operating group included three reporting units: Oil & Gas, Power and Plant Services.

•	Fabrication Services—Our Fabrication Services operating group included two reporting units: Steel Plate Structures and Fabrication & Manufacturing.

•	Technology—Our Technology operating group represented a reporting unit.

•	Environmental Solutions—Our Environmental Solutions operating group represented a reporting unit.
As part of our annual impairment assessment, in the fourth quarter 2014, we performed a quantitative assessment of goodwill for each of the aforementioned reporting units. Based upon this quantitative assessment, the fair value of each of our seven reporting units exceeded their respective net book values, and accordingly, no impairment charge was necessary during 2014.
During the first quarter 2015, we realigned our four operating groups, which represent our reportable segments, as discussed further in Note 15 to our Financial Statements, and in connection therewith, we realigned our reporting units. Accordingly, at June 30, 2015, we had the following eight reporting units within our four realigned operating groups:

•
Engineering & Construction (formerly Engineering, Construction & Maintenance)—Our Engineering & Construction operating group includes two reporting units: Oil & Gas and Power. Our Plant Services reporting unit was reclassified to our realigned Capital Services operating group, as noted below.

•
Fabrication Services—Our Fabrication Services operating group includes three reporting units: Steel Plate Structures, Fabrication & Manufacturing, and Engineered Products. Our Engineered Products reporting unit represents a portion of our previous Technology reporting unit.

•
Technology—Our Technology operating group continues to represent a reporting unit, consisting of the remaining portion of our previous Technology reporting unit, after reclassification of the Engineered Products reporting unit to Fabrication Services, as noted above.

•
Capital Services (formerly Environmental Solutions)—Our Capital Services operating group includes two reporting units: Facilities & Plant Services and Federal Services. Our Facilities & Plant Services reporting unit represents our previous Plant Services reporting unit and a portion of our previous Environmental Solutions reporting unit. Our Federal Services reporting unit represents the remaining portion of our previous Environmental Solutions reporting unit.

In conjunction with the aforementioned realignment of our operating groups, we allocated goodwill among our new and realigned reporting units based on the relative fair value of the reporting units being realigned. As a result, during the first quarter 2015, we performed a quantitative assessment of goodwill for each of the reporting units impacted by our operating group realignment, which included Engineered Products, Technology, Facilities & Plant Services, and Federal Services. Based on this quantitative assessment, the fair value of each of the reporting units impacted by our operating group realignment exceeded their respective net book values, and accordingly, no impairment charge was necessary as a result of the realignment. The fair value of the new Engineered Products and realigned Technology reporting units substantially exceeded their respective net book values. The fair value of the realigned Federal Services and Facilities & Plant Services reporting units (both acquired in 2013 and discussed further below) exceeded their respective net book values by approximately 38% and 14%, respectively. Additionally, during the first of six months of 2015, no indicators of goodwill impairment were identified for any of our reporting units. If, based on future assessments our goodwill is deemed to be impaired, the impairment would result in a charge to earnings in the period of impairment.

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

•
Federal Services—Goodwill associated with the Federal Services reporting unit was approximately $189.0 million at January 1, 2015, and the fair value of the reporting unit exceeded its net book value by approximately 38%. Key assumptions used in deriving the reporting unit’s fair value included a discount rate of 11.5%; an earnings before interest, taxes, depreciation and amortization (“EBITDA”) compound annual growth rate (“CAGR”) of approximately 9% from 2015 through 2021; and a terminal growth rate of 2.5%.

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

•
Facilities & Plant Services—Goodwill associated with the Facilities & Plant Services reporting unit was approximately $695.0 million at January 1, 2015, and the fair value of the reporting unit exceeded its net book value by approximately 14%. Key assumptions used in deriving the reporting unit’s fair value included a discount rate of 10%; an EBITDA CAGR of approximately 8% from 2015 through 2021; and a terminal growth rate of 2.5%.

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

Recoverability of Other Long-Lived Assets—We amortize our finite-lived intangible assets on a straight-line basis with lives ranging from 3 to 20 years, absent any indicators of impairment. We review tangible assets and finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, the estimated future cash flow associated with the asset or asset group will be compared to the asset’s carrying amount to determine if an impairment exists. We noted no indicators of impairment during the six months ended June 30, 2015. See Note 5 to our Financial Statements for further discussion regarding goodwill and other intangible assets.
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

•
Interest Rate Derivatives—At June 30, 2015, we continued to utilize a swap arrangement to hedge against interest rate variability associated with $391.4 million of our outstanding $775.0 million Term Loan. The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Loan at inception and through June 30, 2015. Accordingly, changes in the fair value of the swap arrangement are included in AOCI until the associated underlying exposure impacts our earnings.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk—We are exposed to market risk associated with changes in foreign currency exchange rates, which may adversely affect our results of operations and financial condition. One form of exposure to fluctuating exchange rates relates to the effects of translating financial statements of foreign operations (primarily Australian Dollar, British Pound, Canadian Dollar, Colombian Peso and Euro denominated) into our reporting currency, which are recognized as a cumulative translation adjustment in AOCI. The change in the currency translation adjustment component of AOCI during the six months ended June 30, 2015 was a loss totaling $35.0 million, net of tax, primarily resulting from movements in the Australian Dollar and Euro exchange rates against the U.S. Dollar. We generally do not hedge our exposure to potential foreign currency translation adjustments.
We do not engage in currency speculation; however, we utilize foreign currency exchange rate derivatives on an ongoing basis to hedge against certain foreign currency related operating exposures. We generally seek hedge accounting treatment for contracts used to hedge operating exposures and designate them as cash flow hedges. Therefore, gains and losses, exclusive of credit risk and forward points, are included in AOCI until the associated underlying operating exposure impacts our earnings. Changes in the fair value of (1) credit risk and forward points, (2) instruments deemed ineffective during the period, and (3) instruments that we do not designate as cash flow hedges, are recognized within cost of revenue and were not material during the three and six months ended June 30, 2015.
At June 30, 2015, the notional value of our outstanding forward contracts to hedge certain foreign currency exchange-related operating exposures was $51.4 million, including net foreign currency exchange rate exposure associated with the purchase of Japanese Yen ($14.7 million), Euros ($13.3 million), Kuwaiti Dinars ($5.9 million), British Pounds ($1.2 million), Singapore Dollars ($0.6 million) and Chinese Renminbi ($0.5 million), and the sale of U.S. Dollars ($15.2 million). The total net fair value of these contracts was a loss of approximately $6.5 million at June 30, 2015. The potential change in fair value for our outstanding contracts resulting from a hypothetical ten percent change in quoted foreign currency exchange rates would have been approximately $4.9 million and $14.4 million at June 30, 2015 and December 31, 2014, respectively. This potential change in fair value of our outstanding contracts would be offset by the change in fair value of the associated underlying operating exposures.

Interest Rate Risk—At June 30, 2015, we continued to utilize an interest rate swap to hedge against interest rate variability associated with $391.4 million of our outstanding $775.0 million Term Loan. The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Loan at inception and through June 30, 2015. Accordingly, changes in the fair value of the interest rate swap are recognized in AOCI. The total net fair value of the contract was a loss of approximately $0.3 million at June 30, 2015. The potential change in fair value for our interest rate swap resulting from a hypothetical one percent change in the LIBOR rate would have been approximately $4.7 million and $6.9 million at June 30, 2015 and December 31, 2014, respectively.
Other—The carrying values of our accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. At June 30, 2015, the fair value of our Term Loan, based upon the current market rates for debt with similar credit risk and maturity, approximated its carrying value as interest is based upon LIBOR plus an applicable floating margin. Our Senior Notes are categorized within level 2 of the valuation hierarchy and had a total fair value of approximately $774.2 million and $785.1 million at June 30, 2015 and December 31, 2014, respectively, based on current market rates for debt with similar credit risk and maturities. See Note 9 to our Financial Statements for additional discussion of our financial instruments.
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
Changes in Internal Control—There were no changes in our internal controls over financial reporting that occurred during the second quarter 2015, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Over the past several decades and through June 30, 2015, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 5,800 plaintiffs and, of those claims, approximately 1,700 claims were pending and 4,100 have been closed through dismissals or settlements. Over the past several decades and through June 30, 2015, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount of approximately two thousand dollars per claim. We review each case on its own merits and make accruals based upon the probability of loss and our estimates of the amount of liability and related expenses, if any. While we have seen an increase in the number of recent filings, especially in one specific venue, we do not believe that the increase or any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow, and at June 30, 2015, we had approximately $5.1 million accrued for liability and related expenses. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that we may expect to recover because of the variability in coverage amounts, limitations and deductibles, or the viability of carriers, with respect to our insurance policies for the years in question.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Effective July 22, 2015, we entered into a note purchase and guarantee agreement to issue $200.0 million of senior notes (the "New Senior Note") in a private placement among Chicago Bridge & Iron Company (Delaware), as issuer (the "Issuer"), CB&I as Parent Guarantor, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Agricole as joint placement agents, and each of the purchasers party thereto. Interest is due semi-annually at a fixed rate of 4.53%, with principal of $200.0 million due in July 2025.
The New Senior Note permits the proceeds thereunder to be used for working capital, capital expenditures, share repurchases, other ordinary course requirements, in addition to mergers and acquisitions, subject to certain conditions, and has financial and restrictive covenants and events of default similar to those of our Senior Notes.
The New Senior Note is the Issuer's senior unsecured obligation which ranks equally in right of payment with all of its other unsubordinated indebtedness. The New Senior Note is guaranteed on a senior unsecured basis by CB&I and each of its subsidiaries executing the Subsidiary Guarantee Agreement.
The Issuer has the option to prepay the New Senior Note at any time and from time to time, and in whole, or in part, at 100% of the principal amount prepaid, plus accrued and unpaid interest to the prepayment date, plus a "make-whole" premium as specified in the agreement. The Issuer must offer to prepay the New Senior Note upon the occurrence of any change of control or the execution of an agreement which, if performed, would result in a change of control, at the price of 100% of the principal amount thereof, plus accrued and unpaid interest thereon to the prepayment date.
The foregoing description of the New Senior Note does not purport to be complete and is qualified in its entirety by reference to the complete text of the New Senior Note agreement as filed as Exhibit 10.5 to this Form 10-Q.

Item 6. Exhibits
(a) Exhibits

10.1 (2)
Amended and Restated Revolving Credit Agreement, dated as of July 8, 2015, by and among Chicago Bridge & Iron Company N.V., Chicago Bridge & Iron Company (Delaware), as the Initial Borrower, certain Subsidiaries of Chicago Bridge & Iron Company N.V. party thereto, as Designated Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the lenders party thereto, and the agents party thereto.

10.2 (2)
Amendment No. 3 dated July 8, 2015, to the Revolving Credit Agreement, dated as of October 28, 2013, by and among Chicago Bridge & Iron Company N.V., Chicago Bridge & Iron Company (Delaware), as the Initial Borrower, certain Subsidiaries of Chicago Bridge & Iron Company N.V. party thereto, as Designated Borrowers, Bank of America, N.A., as Administrative Agent, the lenders party thereto and the agents party thereto.

10.3 (2)
Term Loan Agreement, dated as of July 8, 2015, by and among Chicago Bridge & Iron Company N.V., Chicago Bridge & Iron Company (Delaware), as Borrower, Bank of America, N.A., as Administrative Agent, the lenders party thereto, and the agents party thereto.

10.4 (2)
Amendment No. 3 dated July 8, 2015, to the Term Loan, dated as of December 21, 2012, by and among Chicago Bridge & Iron Company N.V., Chicago Bridge & Iron Company (Delaware), as Borrower, Bank of America, N.A., as Administrative Agent, the lenders party thereto and the agents party thereto.

10.5 (1)	Note Purchase and Guarantee Agreement dated as of July 22, 2015, by and among Chicago Bridge & Iron Company N.V., Chicago Bridge & Iron Company (Delaware) and each of the purchasers party thereto.

31.1 (1)	Certification Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 (1)	Certification Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 (1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 (1)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (1),(3)	XBRL Instance Document.

101.SCH (1),(3)	XBRL Taxonomy Extension Schema Document.

101.CAL (1),(3)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (1),(3)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB (1),(3)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (1),(3)	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed herewith

(2)	Incorporated by reference from the Company's 2015 Form 8-K filed July 14, 2015

(3)
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iii) the Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, (v) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2015 and 2014, and (vi) the Notes to Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chicago Bridge & Iron Company N.V.
		By:	Chicago Bridge & Iron Company B.V.
		Its:	Managing Director

Date:	July 24, 2015	By:	/s/ Michael S. Taff
Michael S. Taff
Managing Director
(Principal Financial Officer and Duly Authorized Officer)