Form 10-Q
period 2015-09-30
CHICAGO BRIDGE & IRON CO N V
filed 2015-11-06
CIK 1027884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
☐  Yes    ☒  No
The number of shares outstanding of the registrant’s common stock as of October 30, 2015 – 104,864,525

CHICAGO BRIDGE & IRON COMPANY N.V.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)
Revenue	$3,321,682	$3,380,733	$9,654,540	$9,603,244
Cost of revenue	2,943,965	2,987,539	8,523,529	8,527,473
Gross profit	377,717	393,194	1,131,011	1,075,771
Selling and administrative expense	93,672	92,585	287,926	309,783
Intangibles amortization	14,948	16,789	45,542	49,845
Equity earnings	(1,154)	(6,673)	(5,750)	(14,003)
Goodwill impairment	453,100	—	453,100	—
Loss on assets held for sale and intangible assets impairment	707,380	—	707,380	—
Other operating (income) expense, net	(267)	(132)	1,870	(777)
Integration related costs	—	4,563	—	22,167
(Loss) income from operations	(889,962)	286,062	(359,057)	708,756
Interest expense	(25,025)	(21,337)	(68,425)	(61,899)
Interest income	2,058	2,584	6,290	6,121
(Loss) income before taxes	(912,929)	267,309	(421,192)	652,978
Income tax benefit (expense)	187,375	(83,419)	38,275	(199,276)
Net (loss) income	(725,554)	183,890	(382,917)	453,702
Less: Net income attributable to noncontrolling interests	(14,879)	(22,048)	(55,773)	(60,505)
Net (loss) income attributable to CB&I	$(740,433)	$161,842	$(438,690)	$393,197

Net (loss) income attributable to CB&I per share:
Basic	$(7.02)	$1.50	$(4.08)	$3.64
Diluted	$(7.02)	$1.48	$(4.08)	$3.61
Weighted average shares outstanding:
Basic	105,454	108,199	107,440	107,993
Diluted	105,454	109,209	107,440	109,061
Cash dividends on shares:
Amount	$7,333	$7,574	$22,540	$22,700
Per share	$0.07	$0.07	$0.21	$0.21
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)
Net (loss) income	$(725,554)	$183,890	$(382,917)	$453,702
Other comprehensive (loss) income, net of tax:
Change in cumulative translation adjustment	(24,944)	(70,665)	(61,069)	(57,713)
Change in unrealized fair value of cash flow hedges	948	(1,540)	868	(3,081)
Change in unrecognized prior service pension credits/costs	(103)	(175)	(623)	(310)
Change in unrecognized actuarial pension gains/losses	2,036	6,498	12,035	8,711
Comprehensive (loss) income	(747,617)	118,008	(431,706)	401,309
Net income attributable to noncontrolling interests	(14,879)	(22,048)	(55,773)	(60,505)
Change in cumulative translation adjustment attributable to noncontrolling interests	2,717	11,049	3,838	5,075
Comprehensive (loss) income attributable to CB&I	$(759,779)	$107,009	$(483,641)	$345,879
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Cash and cash equivalents ($293,427 and $191,464 related to variable interest entities ("VIEs"))	$423,900	$351,323
Accounts receivable, net ($329,711 and $235,018 related to VIEs)	1,328,811	1,306,567
Inventory	296,668	286,155
Costs and estimated earnings in excess of billings ($46,957 and $29,677 related to VIEs)	662,344	774,644
Deferred income taxes	704,159	572,987
Assets held for sale	886,429	—
Other current assets ($353,455 and $104,447 related to VIEs)	481,536	238,783
Total current assets	4,783,847	3,530,459
Equity investments	130,151	107,984
Property and equipment, net ($19,754 and $21,868 related to VIEs)	604,196	771,651
Goodwill	3,722,344	4,195,231
Other intangibles, net	423,830	556,454
Deferred income taxes	69,091	89,196
Other non-current assets	175,844	130,056
Total assets	$9,909,303	$9,381,031
Liabilities
Revolving facility and other short-term borrowings	$503,000	$164,741
Current maturities of long-term debt	143,646	105,997
Accounts payable ($284,089 and $279,597 related to VIEs)	1,019,166	1,256,854
Billings in excess of costs and estimated earnings ($869,906 and $282,351 related to VIEs)	1,828,998	1,985,488
Deferred income taxes	4,674	4,856
Liabilities held for sale	755,429	—
Other current liabilities	942,020	804,294
Total current liabilities	5,196,933	4,322,230
Long-term debt	1,872,030	1,564,158
Deferred income taxes	169,934	167,714
Other non-current liabilities	428,404	450,626
Total liabilities	7,667,301	6,504,728
Shareholders’ Equity
Common stock, Euro .01 par value; shares authorized: 250,000; shares issued: 108,857 and 108,407; shares outstanding: 104,722 and 107,806	1,288	1,283
Additional paid-in capital	797,664	776,864
Retained earnings	1,785,540	2,246,770
Treasury stock, at cost: 4,135 and 601 shares	(196,626)	(24,428)
Accumulated other comprehensive loss	(307,348)	(262,397)
Total CB&I shareholders’ equity	2,080,518	2,738,092
Noncontrolling interests	161,484	138,211
Total shareholders’ equity	2,242,002	2,876,303
Total liabilities and shareholders’ equity	$9,909,303	$9,381,031
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2015	2014
	(Unaudited)
Cash Flows from Operating Activities
Net (loss) income	$(382,917)	$453,702
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	128,261	135,281
Goodwill impairment	453,100	—
Loss on assets held for sale and intangible assets impairment	707,380	—
Deferred taxes	(112,880)	72,562
Stock-based compensation expense	48,324	56,174
Equity earnings	(5,750)	(14,003)
Other operating expense (income), net	1,870	(777)
Unrealized loss on foreign currency hedges	611	3,179
Excess tax benefits from stock-based compensation	(326)	(15,474)
Changes in operating assets and liabilities:
Increase in receivables, net	(157,645)	(222,207)
Change in contracts in progress, net	(783,027)	(994,458)
(Increase) decrease in inventory	(13,111)	17,106
(Decrease) increase in accounts payable	(28,671)	68,105
(Increase) decrease in other current and non-current assets	(43,931)	13,064
(Decrease) increase in other current and non-current liabilities	(36,355)	62,407
Decrease in equity investments	30,609	16,396
Change in other, net	21,036	(350)
Net cash used in operating activities	(173,422)	(349,293)
Cash Flows from Investing Activities
Capital expenditures	(93,494)	(79,511)
Advances to partners of proportionately consolidated ventures, net	(218,098)	—
Proceeds from sale of property and equipment	6,273	8,873
Change in other, net	(12,549)	(3,935)
Net cash used in investing activities	(317,868)	(74,573)
Cash Flows from Financing Activities
Revolving facility and other short-term borrowings, net	338,259	428,740
Long-term borrowings	700,000	48,081
Advances from proportionately consolidated ventures, net	184,029	—
Repayments on long-term debt	(354,479)	(75,484)
Excess tax benefits from stock-based compensation	326	15,474
Purchase of treasury stock	(210,748)	(66,639)
Issuance of stock	15,698	22,571
Dividends paid	(22,540)	(22,700)
Distributions to noncontrolling interests	(28,662)	(47,695)
Net cash provided by financing activities	621,883	302,348
Effect of exchange rate changes on cash and cash equivalents	(58,016)	(27,540)
Increase (decrease) in cash and cash equivalents	72,577	(149,058)
Cash and cash equivalents, beginning of the year	351,323	420,502
Cash and cash equivalents, end of the period	$423,900	$271,444

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except per share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Non - controlling Interests	Total Shareholders’ Equity
	Shares	Amount			Shares	Amount
	(Unaudited)
Balance at December 31, 2014	107,806	$1,283	$776,864	$2,246,770	601	$(24,428)	$(262,397)	$138,211	$2,876,303
Net (loss) income	—	—	—	(438,690)	—	—	—	55,773	(382,917)
Change in cumulative translation adjustment, net	—	—	—	—	—	—	(57,231)	(3,838)	(61,069)
Change in unrealized fair value of cash flow hedges, net	—	—	—	—	—	—	868	—	868
Change in unrecognized prior service pension credits/costs, net	—	—	—	—	—	—	(623)	—	(623)
Change in unrecognized actuarial pension gains/losses, net	—	—	—	—	—	—	12,035	—	12,035
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(28,662)	(28,662)
Dividends paid ($0.21 per share)	—	—	—	(22,540)	—	—	—	—	(22,540)
Stock-based compensation expense	—	—	48,324	—	—	—	—	—	48,324
Issuance to treasury stock	—	5	19,894	—	450	(19,899)	—	—	—
Purchase of treasury stock	(4,480)	—	—	—	4,480	(210,748)	—	—	(210,748)
Issuance of stock	1,396	—	(47,418)	—	(1,396)	58,449	—	—	11,031
Balance at September 30, 2015	104,722	$1,288	$797,664	$1,785,540	4,135	$(196,626)	$(307,348)	$161,484	$2,242,002

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Non - controlling Interests	Total Shareholders’ Equity
	Shares	Amount			Shares	Amount
	(Unaudited)
Balance at December 31, 2013	107,478	$1,275	$753,742	$1,733,409	379	$(23,914)	$(119,933)	$162,859	$2,507,438
Net income	—	—	—	393,197	—	—	—	60,505	453,702
Change in cumulative translation adjustment, net	—	—	—	—	—	—	(52,638)	(5,075)	(57,713)
Change in unrealized fair value of cash flow hedges, net	—	—	—	—	—	—	(3,081)	—	(3,081)
Change in unrecognized prior service pension credits/costs, net	—	—	—	—	—	—	(310)	—	(310)
Change in unrecognized actuarial pension gains/losses, net	—	—	—	—	—	—	8,711	—	8,711
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(47,695)	(47,695)
Dividends paid ($0.21 per share)	—	—	—	(22,700)	—	—	—	—	(22,700)
Stock-based compensation expense	—	—	56,174	—	—	—	—	—	56,174
Issuance to treasury stock	—	6	35,483	—	450	(35,489)	—	—	—
Purchase of treasury stock	(864)	—	—	—	864	(66,639)	—	—	(66,639)
Issuance of stock	1,592	—	(80,197)	—	(1,592)	119,115	—	—	38,918
Balance at September 30, 2014	108,206	$1,281	$765,202	$2,103,906	101	$(6,927)	$(167,251)	$170,594	$2,866,805

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
($ and share values in thousands, except per share data)
(Unaudited)
1. ORGANIZATION AND NATURE OF OPERATIONS
Organization and Nature of Operations—Founded in 1889, Chicago Bridge & Iron Company N.V. (“CB&I” or the “Company”) provides a wide range of services, including conceptual design, technology, engineering, procurement, fabrication, modularization, construction, commissioning, maintenance, program management and environmental services to customers in the energy infrastructure market throughout the world, and is a provider of diversified government services. Our business is aligned into four operating groups, which represent our reportable segments. During the first quarter 2015, we realigned our four operating groups to reflect the present management oversight of our operations: (1) Engineering & Construction (formerly Engineering, Construction & Maintenance); (2) Fabrication Services; (3) Technology; and (4) Capital Services (formerly Environmental Solutions). See Note 16 for a discussion of our realigned operating groups and related financial information.
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
Basis of Presentation—We believe these Financial Statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our results of operations for the three and nine months ended September 30, 2015 and 2014, our financial position as of September 30, 2015 and our cash flows for the nine months ended September 30, 2015 and 2014. The December 31, 2014 Condensed Consolidated Balance Sheet was derived from our December 31, 2014 audited Consolidated Balance Sheet.
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
Revenue Recognition—Our revenue is primarily derived from long-term contracts and is generally recognized using the percentage of completion (“POC”) method, primarily based on the percentage that actual costs-to-date bear to total estimated costs to complete each contract. We follow the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Revenue Recognition Topic 605-35 for accounting policies relating to our use of the POC method, estimating costs, and revenue recognition, including the recognition of incentive fees, unapproved change orders and claims, and combining and segmenting contracts. We primarily utilize the cost-to-cost approach to estimate POC as we believe this method is less subjective than relying on assessments of physical progress. Under the cost-to-cost approach, the use of estimated costs to complete each contract is a significant variable in the process of determining recognized revenue and is a significant factor in the accounting for contracts. Significant estimates that impact the cost to complete each contract are costs of engineering, materials, components, equipment, labor and subcontracts; labor productivity; schedule durations, including subcontractor or supplier progress; liquidated damages; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts in progress. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates. Backlog for each of our operating groups generally consists of several hundred contracts and our results may be impacted by changes in estimated project margins. For the three and nine months ended September 30, 2015 and 2014, individual projects with significant changes in estimated margins did not have a material net impact on our income from operations.
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
Cost of revenue for our long-term contracts includes direct contract costs, such as materials and labor, and indirect costs that are attributable to contract activity. The timing of when we bill our customers is generally dependent upon advance billing terms, milestone billings based on the completion of certain phases of the work, or when services are provided. Projects with cumulative costs and estimated earnings recognized to date in excess of cumulative billings is reported on the Condensed Consolidated Balance Sheet (“Balance Sheet”) as costs and estimated earnings in excess of billings. Projects with cumulative billings in excess of costs and estimated earnings recognized to date is reported on the Balance Sheet as billings in excess of costs and estimated earnings. The net balances on our Balance Sheet are collectively referred to as Contracts in Progress, net, and the components of these balances at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015		December 31, 2014
	Asset (1)	Liability (1)	Asset	Liability
Costs and estimated earnings on contracts in progress	$16,625,872	$21,023,415	$20,119,444	$26,052,767
Billings on contracts in progress	(15,963,528)	(22,838,510)	(19,344,800)	(27,479,495)
Margin fair value liability for acquired contracts (2)	—	(13,903)	—	(558,760)
Contracts in Progress, net	$662,344	$(1,828,998)	$774,644	$(1,985,488)

(1)
The Contracts in Progress, net asset and liability balances reflect the impact of reclassifying approximately $1,244,100 and $505,300 (including approximately $458,700 of margin fair value liability), respectively, to assets held for sale and liabilities held for sale, on our Balance Sheet as a result of the agreement to sell our Nuclear Operations, as discussed in Note 4.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)
The balance represents a margin fair value liability associated with long-term contracts acquired in connection with our acquisition of The Shaw Group Inc. on February 13, 2013 (the “Acquisition Closing Date”). The margin fair value liability was approximately $745,500 at the Acquisition Closing Date and is recognized as revenue on a POC basis as the applicable projects progress. Revenue and the related income from operations recognized during the three and nine months ended September 30, 2015 was approximately $29,500 and $86,100, respectively, compared with approximately $33,500 and $94,800, respectively, for the comparable 2014 periods.

Any uncollected billed amounts, including contract retentions, are reported as accounts receivable. At September 30, 2015 and December 31, 2014, accounts receivable included contract retentions of approximately $64,800 and $53,000, respectively. Contract retentions due beyond one year were not material at September 30, 2015 or December 31, 2014.
Revenue for our service contracts that do not satisfy the criteria for revenue recognition under the POC method is recorded at the time services are performed. Revenue associated with incentive fees for these contracts is recognized when earned. Unbilled receivables for our service contracts are recorded within accounts receivable and were approximately $106,100 and $66,900 at September 30, 2015 and December 31, 2014, respectively.
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
Our billed and unbilled revenue may be exposed to potential credit risk if our customers should encounter financial difficulties, and we maintain reserves for specifically-identified potential uncollectible receivables. At September 30, 2015 and December 31, 2014, our allowances for doubtful accounts were not material.
Other Operating (Income) Expense, Net—Other operating (income) expense, net, generally represents (gains) losses associated with the sale or disposition of property and equipment. For the nine months ended September 30, 2015, other operating (income) expense, net also included a gain of approximately $7,500 related to the contribution of a technology to our unconsolidated Chevron-Lummus Global (“CLG”) joint venture and a foreign exchange loss of approximately $11,000 associated with the re-measurement of certain non-U.S. Dollar denominated net assets, both of which occurred during the three months ended March 31, 2015.
Integration Related Costs—For the three and nine months ended September 30, 2014, integration related costs of $4,563 and $22,167, respectively, primarily related to facility consolidations, including the associated accrued future lease costs for vacated facilities and unutilized capacity, personnel relocation and severance related costs, and systems integration costs.
Recoverability of Goodwill—Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually at a reporting unit level, absent any indicators of impairment. We perform our annual impairment assessment during the fourth quarter of each year based upon balances as of October 1. We identify a potential impairment by comparing the fair value of the applicable reporting unit to its net book value, including goodwill. If the net book value exceeds the fair value of the reporting unit, an indication of potential impairment exists, and we measure the impairment by comparing the carrying value of the reporting unit's goodwill to its implied fair value. To determine the fair value of our reporting units and test for impairment, we utilize an income approach (discounted cash flow method) as we believe this is the most direct approach to incorporate the specific economic attributes and risk profiles of our reporting units into our valuation model. This is consistent with the methodology used to determine the fair value of our reporting units in previous years. We generally do not utilize a market approach given the lack of relevant information generated by market transactions involving comparable businesses. See Note 6 for additional disclosures associated with our goodwill and related impairment recorded during the three months ended September 30, 2015.
Recoverability of Other Long-Lived Assets—We amortize our finite-lived intangible assets on a straight-line basis with lives ranging from 3 to 20 years, absent any indicators of impairment. We review tangible assets and finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, the estimated future cash flow associated with the asset or asset group will be compared to the asset’s carrying amount to determine if an impairment exists. See Note 6 for additional disclosures associated with our intangible assets and related impairment recorded during the three months ended September 30, 2015.
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
Foreign Currency—The nature of our business activities involves the management of various financial and market risks, including those related to changes in foreign currency exchange rates. The effects of translating financial statements of foreign operations into our reporting currency are recognized as a cumulative translation adjustment in accumulated other comprehensive income (loss) (“AOCI”) which is net of tax, where applicable. With the exception of a foreign exchange loss of approximately $11,000 included within other operating (income) expense, net related to the re-measurement of certain non-U.S. Dollar denominated net assets during the three months ended March 31, 2015, foreign currency transactional and re-measurement exchange gains (losses) are included within cost of revenue and were not material for the three and nine months ended September 30, 2015 and 2014.
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

•
Interest Rate Derivatives—At September 30, 2015, we continued to utilize a swap arrangement to hedge against interest rate variability associated with $378,750 of our outstanding $475,000 unsecured term loan (the “Term Loan”). The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Loan at inception and through September 30, 2015. Accordingly, changes in the fair value of the swap arrangement are included in AOCI until the associated underlying exposure impacts our earnings.

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
New Accounting Standards—In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, which provides a single comprehensive accounting standard for revenue recognition for contracts with customers and supersedes current industry-specific guidance, including ASC 605-35. Upon adoption of ASU 2014-09, entities are required to recognize revenue using the following comprehensive model: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue as the entity satisfies each performance obligation. ASU 2014-09 is effective for us beginning in the first quarter 2018. Our adoption of ASU 2014-09 will result in retrospective application, either in the form of recasting all prior periods presented or a cumulative adjustment to equity in the period of adoption. We are assessing the impact that the new standard will have on our Financial Statements.
In February 2015, the FASB issued ASU 2015-02, which amends existing consolidation requirements in ASC 810 and will require entities to evaluate their consolidation analysis for subsidiaries that are not wholly-owned. ASU 2015-02, which is effective for us beginning in the first quarter 2016, includes amended guidance associated with: (1) determining the consolidation model and assessing control for limited partnerships and similar entities; (2) determining when fees paid to decision makers or service providers are variable interests; and (3) evaluating interests held by de facto agents or related parties of the reporting entity. We do not expect the adoption of ASU 2015-02 to have a material impact on our consolidated financial position, results of operations, or cash flows.
In April 2015, the FASB issued ASU 2015-03, which changes the presentation of debt issuance costs. Upon adoption, debt issuance costs would be presented as a direct deduction from the related debt liability rather than as an asset, as currently presented. ASU 2015-03 is effective for us beginning in the first quarter 2016. We do not expect the adoption of ASU 2015-03 to have a material impact on our consolidated financial position, results of operations, or cash flows.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. EARNINGS PER SHARE
A reconciliation of weighted average basic shares outstanding to weighted average diluted shares outstanding and the computation of basic and diluted EPS are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net (loss) income attributable to CB&I	$(740,433)	$161,842	$(438,690)	$393,197
Weighted average shares outstanding—basic	105,454	108,199	107,440	107,993
Effect of restricted shares/performance shares/stock options (1)	—	1,000	—	1,031
Effect of directors’ deferred-fee shares (1)	—	10	—	37
Weighted average shares outstanding—diluted	105,454	109,209	107,440	109,061
Net (loss) income attributable to CB&I per share:
Basic	$(7.02)	$1.50	$(4.08)	$3.64
Diluted	$(7.02)	$1.48	$(4.08)	$3.61

(1)
The effect of restricted, performance, stock options and directors' deferred-fee shares were not included in the calculation of diluted EPS for the three and nine months ended September 30, 2015 due to the net loss for the periods. Antidilutive shares excluded from diluted EPS were not material for the three and nine months ended September 30, 2014.

4. DISPOSITION OF NUCLEAR OPERATIONS
Transaction Summary—On October 27, 2015, we entered into a definitive agreement (the “Agreement”) with Westinghouse Electric Company (“WEC”) in which WEC will acquire our power nuclear construction business, including the Nuclear Projects discussed further in Note 15 (collectively, “Nuclear Operations”). Our Nuclear Operations are included within our Engineering & Construction operating group. Under the Agreement, we anticipate receiving estimated transaction consideration for the Nuclear Operations of approximately $161,000, which will be received upon WEC’s substantial completion of the Nuclear Projects. The present value of the estimated consideration is approximately $143,000 (the “Estimated Sales Proceeds”). In addition, our Fabrication Services operating group will continue to supply discrete scopes of modules, fabricated pipe and specialty services to WEC (collectively, “Ongoing WEC Projects”) related to the Nuclear Projects. As part of the Agreement, we agreed not to pursue existing change orders and claims against WEC for certain Ongoing WEC Projects and we agreed to receive certain milestone based payments of up to $68,000 for the Ongoing WEC Projects. The net impact of foregoing the pursuit of change orders and claims and accepting the milestone based payments on the Ongoing WEC Projects was not material. The transaction is expected to close in the fourth quarter 2015, and is anticipated to allow us to achieve our capital allocation goals through reduced working capital demands and improved operating cash flows, and provide greater clarity with respect to the risk profile of our business.
We have classified the assets and liabilities of our Nuclear Operations as held for sale on our September 30, 2015 Balance Sheet as we believe the completion of the transaction is probable. Further, as a result of the Agreement, during the three months ended September 30, 2015, we recorded a non-cash pre-tax charge of approximately $1,160,500 (approximately $904,200 after-tax) related to the impairment of goodwill (approximately $453,100) and intangible assets (approximately $79,100) and an estimated loss on assets held for sale (approximately $628,300). The net tax benefit (approximately $256,300) on the charge reflects the non-deductibility of the goodwill impairment. Under the Agreement, the amount of our loss will be impacted by changes in our working capital on the Nuclear Projects between September 30, 2015 and the closing date of the transaction. We estimate such changes could result in a total estimated pre-tax charge related to the sale of the Nuclear Operations of $1,300,000 to $1,600,000 (approximately $1,000,000 to $1,200,000 after-tax).

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Disposition Related Charges—A summary of the pre-tax charge for the three and nine months ended September 30, 2015 related to the disposition of our Nuclear Operations is as follows:

Three and Nine Months Ended September 30, 2015
Loss on assets held for sale (see below)	$628,280
Intangible assets impairment (Note 6)	79,100
Loss on assets held for sale and intangible assets impairment	707,380
Goodwill impairment (Note 6)	453,100
Total pre-tax charge	$1,160,480
The impact of the loss on assets held for sale and intangible assets impairment is included in “loss on assets held for sale and intangible assets impairment” in our Statement of Operations, and the impact of the goodwill impairment is included in “goodwill impairment” in our Statement of Operations. See Note 6 for further discussion of our goodwill and intangible assets impairment charges.
Assets Held for Sale—The fair value of the assets and liabilities held for sale at September 30, 2015 is summarized as follows:

September 30, 2015
Assets
Accounts receivable	$135,401
Costs and estimated earnings in excess of billings	1,244,128
Property and equipment, net	129,425
Other assets	5,755
Assets held for sale before loss	1,514,709
Loss on assets held for sale (see above)	(628,280)
Assets held for sale	$886,429

Liabilities
Margin fair value liability (Note 2)	$458,722
Billings in excess of costs and estimated earnings	46,569
Accounts payable	209,017
Other liabilities	41,121
Liabilities held for sale	$755,429

Estimated Sales Proceeds (net of estimated transaction costs of $12,000)	$131,000
The fair value of assets and liabilities held for sale in the table above represents the Estimated Sales Proceeds (net of estimated transaction costs), is considered level 2 in the valuation hierarchy and is based upon the present value of the estimated transaction consideration to be received under the Agreement.
Results of Nuclear Operations—The revenue and pre-tax income of our Nuclear Operations for the three and nine months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$502,922	$510,571	$1,555,508	$1,310,668
Pre-tax income	$45,715	$41,900	$163,115	$112,600

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. INVENTORY
The components of inventory at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015	December 31, 2014
Raw materials	$155,686	$162,451
Work in process	42,994	38,232
Finished goods	97,988	85,472
Total	$296,668	$286,155
6. GOODWILL AND OTHER INTANGIBLES
Goodwill
Goodwill Summary and Reporting Units—At September 30, 2015 and December 31, 2014, our goodwill balances were $3,722,344 and $4,195,231, respectively, attributable to the excess of the purchase price over the fair value of net assets acquired in connection with our acquisitions. The change in goodwill for the nine months ended September 30, 2015 was as follows:

Total
Balance at December 31, 2014	$4,195,231
Impairment charge (described below)	(453,100)
Foreign currency translation	(16,188)
Amortization of tax goodwill in excess of book goodwill	(3,599)
Balance at September 30, 2015	$3,722,344
As discussed further in Note 2, goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually at a reporting unit level, absent any indicators of impairment. We perform our annual impairment assessment during the fourth quarter of each year based upon balances as of October 1. At December 31, 2014, we had the following seven reporting units within our four operating groups, which represent our reportable segments as discussed further in Note 16:

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
Reporting Unit Realignment—During the three months ended March 31, 2015, we realigned our four operating groups. In connection therewith, we realigned our reporting units, and accordingly, we currently have the following eight reporting units within our four realigned operating groups:

•
Engineering & Construction (formerly Engineering, Construction & Maintenance)—Our Engineering & Construction operating group includes two reporting units: Oil & Gas and Power (after the removal of our Nuclear Operations discussed further below). Our Plant Services reporting unit was reclassified to our realigned Capital Services operating group, as noted below.

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
Goodwill Impairment—As discussed further in Note 4, as a result of the Agreement to sell our Nuclear Operations, we classified the assets and liabilities of our Nuclear Operations as held for sale at September 30, 2015. Our Nuclear Operations are included within our Engineering & Construction operating group and were part of our Power reporting unit prior to the Agreement. Accordingly, in conjunction with the Agreement and classification of our Nuclear Operations as held for sale, we allocated the Power reporting unit’s goodwill between our Nuclear Operations and the remaining portion of the Power reporting unit after removal of the Nuclear Operations (“Retained Power Operations”), based on their relative fair values. Further, the Retained Power Operations became our Power reporting unit.
The fair value of the Nuclear Operations was determined based on the Estimated Sales Proceeds. The fair value of the Retained Power Operations was determined on a basis consistent with the basis used for our annual impairment assessment discussed in Note 2. Based on the aforementioned, the net book value of the Nuclear Operations (after allocating goodwill) exceeded its fair value, and accordingly, we concluded that the carrying value of its goodwill was impaired. We also performed a quantitative assessment of goodwill for the Retained Power Operations and determined that the net book value of the Retained Power Operations (after allocating goodwill) exceeded its fair value, and accordingly, we concluded that the carrying value of its goodwill was partially impaired. The amount of goodwill impairment charge for the Retained Power Operations was determined by comparing the carrying value of its goodwill with its implied fair value. As a result of the aforementioned, during the three months ended September 30, 2015, we recorded a non-cash goodwill impairment charge of approximately $453,100, of which approximately $191,000 related to the Nuclear Operations and approximately $262,100 related to the Retained Power Operations. Accordingly, at September 30, 2015, the adjusted carrying value of goodwill for the Nuclear Operations held for sale and the Retained Power Operations was zero and approximately $1,461,400, respectively. The impairment charge is included in “goodwill impairment” in our Statement of Operations.
During the nine months ended September 30, 2015, no other indicators of goodwill impairment were identified for any of our reporting units. If, based on future assessments our goodwill is deemed to be impaired, the impairment would result in a charge to earnings in the period of impairment. There can be no assurance that future goodwill impairment tests will not result in charges to earnings.
Other Intangibles
The following table provides a summary of our finite-lived intangible assets at September 30, 2015 and December 31, 2014, including weighted-average useful lives for each major intangible asset class and in total:

		September 30, 2015		December 31, 2014
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Backlog and customer relationships (1)(2)	17 years	$281,072	$(60,862)	$380,586	$(71,257)
Process technologies	15 years	272,595	(111,990)	287,459	(105,646)
Tradenames (2)	10 years	64,872	(21,857)	85,613	(20,301)
Total (3)	16 years	$618,539	$(194,709)	$753,658	$(197,204)

(1)
Backlog and customer relationships intangibles totaling approximately $11,000 became fully amortized during the three months ended March 31, 2015 and were removed from the gross carrying and accumulated amortization balances above.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)
During the three months ended September 30, 2015, we recorded an impairment charge of approximately $79,100 related to customer relationship and tradename intangible assets as a result of the Agreement to sell our Nuclear Operations described further in Note 4. The impairment was based on a comparison of the carrying value of the intangible assets to their fair value (indicated by the Estimated Sales Proceeds), which resulted in an impairment of all intangible assets of the Nuclear Operations. The impairment charge is included in "loss on assets held for sale and intangible assets impairment" in our Statement of Operations and relates to our Engineering and Construction operating group. The related intangibles were removed from the gross carrying and accumulated amortization balances above. We noted no other indicators of impairment during the nine months ended September 30, 2015.

(3)
The remaining decrease in other intangible assets during the nine months ended September 30, 2015 primarily related to amortization expense of approximately $45,500 and the impact of foreign currency translation.

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
Proportionately Consolidated Ventures—The following is a summary description of our significant unconsolidated joint ventures which have been accounted for using proportionate consolidation:

•
CB&I/Zachry—We have a venture with Zachry (CB&I—50% / Zachry—50%) to perform EPC work for two liquefied natural gas (“LNG”) liquefaction trains in Freeport, Texas. Our proportionate share of the venture project value is approximately $2,700,000. In addition, we have subcontract and risk sharing arrangements with Chiyoda to support our responsibilities to the venture. The costs of these arrangements are recorded in cost of revenue.

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

The following table presents summarized balance sheet information for our proportionately consolidated ventures:

	September 30, 2015	December 31, 2014
CB&I/Zachry
Current assets (1)	$280,974	$85,484
Current liabilities	$399,057	$149,891
CB&I/Zachry/Chiyoda
Current assets (1)	$50,608	$—
Current liabilities	$52,632	$—
CB&I/Chiyoda
Current assets (1)	$336,420	$102,035
Current liabilities	$386,711	$124,367

(1)
Our venture arrangements allow for excess working capital of the ventures to be advanced to the venture partners. Such advances are returned to the venture for working capital needs as necessary. Accordingly, at a reporting period end a venture may have advances to its partners which are reflected as an advance receivable within current assets of the venture. At September 30, 2015 and December 31, 2014, other current assets on the Balance Sheet included approximately $289,300 and $71,200, respectively, related to our proportionate share of advances from the ventures to our venture partners. In addition, at September 30, 2015 and December 31, 2014 other current liabilities on the Balance Sheet included approximately $292,700 and $108,700, respectively, related to advances to CB&I from the ventures.

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

•
NetPower LLC (“NetPower”)—We have a venture with Exelon and 8 Rivers Capital (CB&I—33.3% / Exelon—33.3% / 8 Rivers Capital—33.3%), which was formed for the purpose of developing, commercializing and monetizing a new natural gas power system that produces zero atmospheric emissions, including carbon dioxide. NetPower is building a first-of-its-kind demonstration plant which will be funded by contributions and services from the venture partners and other parties. Our cash commitment for NetPower totals $47,300 and at September 30, 2015, we had made cumulative investments of approximately $14,900.

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

•
CB&I/AREVA—We have a venture with AREVA (CB&I—52% / AREVA—48%) to design, license and construct a mixed oxide fuel fabrication facility in Aiken, South Carolina, which will be used to convert weapons-grade plutonium into fuel for nuclear power plants for the U.S. Department of Energy. Our venture project value is approximately $5,500,000.

The following table presents summarized balance sheet information for our consolidated VIEs:

	September 30, 2015	December 31, 2014
CBI/Kentz
Current assets	$215,183	$220,930
Current liabilities	$223,565	$196,277
CBI/AREVA
Current assets	$34,286	$27,006
Current liabilities	$69,479	$73,124
All Other (1)
Current assets	$133,974	$130,458
Non-current assets	20,410	22,045
Total assets	$154,384	$152,503
Current liabilities	$40,115	$36,534

(1)	Other ventures that we consolidate due to their designation as VIEs are not individually material to our financial results and are therefore aggregated as “All Other”.
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

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. FACILITY REALIGNMENT LIABILITY
At September 30, 2015 and December 31, 2014, we had a facility realignment liability related to the recognition of future operating lease expense for vacated facility capacity where we remain contractually obligated to a lessor. The liability was recognized within other current and non-current liabilities, as applicable, based upon the anticipated timing of payments. The following table summarizes the movements in the facility realignment liability during the nine months ended September 30, 2015:

Total
Balance at December 31, 2014	$14,354
Charges	1,582
Cash payments	(6,915)
Balance at September 30, 2015	$9,021
9. DEBT
Our outstanding debt at September 30, 2015 and December 31, 2014 was as follows:

	September 30, 2015	December 31, 2014
Current
Revolving facility and other short-term borrowings	$503,000	$164,741
Current maturities of long-term debt	143,646	105,997
Current debt	$646,646	$270,738
Long-Term
Term Loan: $1,000,000 term loan (interest at LIBOR plus an applicable floating margin)	$475,000	$825,000
Second Term Loan: $500,000 term loan (interest at LIBOR plus an applicable floating margin)	500,000	—
Senior Notes: $800,000 senior notes, series A-D (fixed interest ranging from 4.15% to 5.30%)	800,000	800,000
Second Senior Notes: $200,000 senior notes (fixed interest of 4.53%)	200,000	—
Other long-term debt	40,676	45,155
Less: current maturities of long-term debt	(143,646)	(105,997)
Long-term debt	$1,872,030	$1,564,158
Committed Facilities—We have a five-year, $1,350,000, committed and unsecured revolving facility (the “Revolving Facility”) with Bank of America (“BofA”), as administrative agent, and BNP Paribas Securities Corp., BBVA Compass, Credit Agricole Corporate and Investment Bank (“Credit Agricole”) and The Royal Bank of Scotland plc, each as syndication agents, which expires in October 2018. The Revolving Facility was amended on July 8, 2015 to remove the $675,000 borrowing sublimit while maintaining a $270,000 financial letter of credit sublimit. In conjunction with the sale of our Nuclear Operations, the Revolving Facility was amended to reset our financial and restrictive covenants which resulted in a maximum leverage ratio of 3.25, a minimum fixed charge coverage ratio of 1.75, and a minimum net worth level calculated as $1,560,389 at September 30, 2015. The Revolving Facility also includes customary restrictions regarding subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, and mergers and acquisitions, and includes a trailing twelve-month limitation of $250,000 for dividend payments and share repurchases if our leverage ratio exceeds 1.50 (unlimited if our leverage ratio is equal to or below 1.50), among other restrictions. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. The interest, commitment fee, and letter of credit fee percentages are based upon our quarterly leverage ratio. In the event we borrow funds under the facility, interest is assessed at either prime plus an applicable floating margin (3.25% and 0.50%, respectively at September 30, 2015), or LIBOR plus an applicable floating margin (0.19% and 1.50%, respectively at September 30, 2015). At September 30, 2015, we had $180,000 of outstanding borrowings under the facility and $201,633 of outstanding letters of credit under the facility (none of which were financial letters of credit), providing $968,367 of available capacity. During the nine months ended September 30, 2015, our weighted average interest rate on borrowings under the facility was approximately 1.8%, inclusive of the applicable floating margin.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have a five-year, $800,000, committed and unsecured revolving credit facility (the “Second Revolving Facility”) with BofA, as administrative agent, and BNP Paribas Securities Corp., BBVA Compass, Credit Agricole and Bank of Tokyo Mitsubishi UFJ, each as syndication agents, which expires in July 2020. The Second Revolving Facility was amended on July 8, 2015 to increase the overall capacity from the previous capacity of $650,000, extend the expiration date from the previous expiration of February 2018, remove the $487,500 borrowing sublimit, and provide a financial letter of credit sublimit of $50,000. The Second Revolving Facility supplements our Revolving Facility, and has financial and restrictive covenants similar to those noted above for the Revolving Facility. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. The interest, commitment fee, and letter of credit fee percentages are based upon our quarterly leverage ratio. In the event we borrow funds under the facility, interest is assessed at either prime plus an applicable floating margin (3.25% and 0.50% at September 30, 2015), or LIBOR plus an applicable floating margin (0.19% and 1.50% at September 30, 2015). At September 30, 2015, we had no outstanding borrowings and $18,407 of outstanding letters of credit under the facility (including $3,992 of financial letters of credit), providing $781,593 of available capacity. During the nine months ended September 30, 2015, our weighted average interest rate on borrowings under the facility was approximately 3.8%, inclusive of the applicable floating margin.
Uncommitted Facilities—We also have various short-term, uncommitted letter of credit and borrowing facilities (the “Uncommitted Facilities”) across several geographic regions of approximately $3,856,147, of which $440,000 may be utilized for borrowings ($439,614 at September 30, 2015, net of letter of credit utilization of $386 under certain facilities). At September 30, 2015, we had $323,000 of outstanding borrowings and $1,183,140 of outstanding letters of credit under these facilities, providing $2,350,007 of available capacity, of which $116,614 may be utilized for borrowings. During the nine months ended September 30, 2015, our weighted average interest rate on borrowings under the facility was approximately 1.2%.
Term Loans—At September 30, 2015, we had $475,000 outstanding on our four-year, $1,000,000 unsecured term loan (the “Term Loan”) with BofA as administrative agent. Interest and principal under the Term Loan is payable quarterly in arrears and bears interest at LIBOR plus an applicable floating margin (0.19% and 1.50%, respectively at September 30, 2015). However, we continue to utilize an interest rate swap to hedge against $378,750 of the outstanding $475,000 Term Loan, which resulted in a weighted average interest rate of approximately 2.0% during the nine months ended September 30, 2015, inclusive of the applicable floating margin. Future annual maturities for the Term Loan are $25,000, $150,000 and $300,000 for the remainder of 2015, 2016 and 2017, respectively. The Term Loan includes financial and restrictive covenants similar to those noted above for the Revolving Facility.
On July 8, 2015, we entered into a $500,000 term loan (the “Second Term Loan”). The Second Term Loan required that $275,000 of the loan proceeds be utilized to prepay a portion of the 2017 principal due on the Term Loan. Interest and principal under the Second Term Loan is payable quarterly in arrears beginning in June 2017 and bears interest at LIBOR plus an applicable floating margin (rates are equivalent to the Term Loan). During the nine months ended September 30, 2015, our weighted average interest rate on the Second Term was approximately 1.7%, inclusive of the applicable floating margin. Future annual maturities for the Second Term Loan are $56,250, $75,000, $75,000 and $293,750 for 2017, 2018, 2019, and 2020, respectively. The Second Term Loan has financial and restrictive covenants similar to those noted above for the Revolving Facility.
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
On July 30, 2015, we issued senior notes totaling $200,000 (the “Second Senior Notes”), with Bank of America, N.A. as administrative agent. Interest is due semi-annually at a fixed rate of 4.53%, with principal of $200,000 due in July 2025. The Second Senior Notes have financial and restrictive covenants similar to those noted above for the Revolving Facility.
Other Long-Term Debt—At September 30, 2015, we also had $40,676 outstanding on a $48,081 six-year secured (construction equipment) term loan. Interest and principal under the loan is payable monthly in arrears and bears interest at 3.26%. Future annual maturities are $1,518, $6,196, $6,401, $6,613, $6,832 and $13,116 for the remainder of 2015, 2016, 2017, 2018, 2019 and 2020, respectively.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compliance and Other—During the nine months ended September 30, 2015, maximum outstanding borrowings under our revolving credit and other facilities were approximately $1,144,240. In addition to providing letters of credit, we also issue surety bonds in the ordinary course of business to support our contract performance. At September 30, 2015, we had $732,501 of outstanding surety bonds. At September 30, 2015, we were in compliance with all of our restrictive and financial covenants associated with our debt and revolving credit facilities. Capitalized interest was insignificant for the nine months ended September 30, 2015 and 2014.
10. FINANCIAL INSTRUMENTS
Derivatives
Foreign Currency Exchange Rate Derivatives—At September 30, 2015, the notional value of our outstanding forward contracts to hedge certain foreign exchange-related operating exposures was approximately $51,400. These contracts vary in duration, maturing up to four years from period-end. We designate certain of these hedges as cash flow hedges and accordingly, changes in their fair value are recognized in AOCI until the associated underlying operating exposure impacts our earnings. We exclude forward points, which are recognized as ineffectiveness within cost of revenue and are not material to our earnings, from our hedge assessment analysis.
Interest Rate Derivatives—We continue to utilize a swap arrangement to hedge against interest rate variability associated with $378,750 of our outstanding $475,000 Term Loan. The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Loan at inception and through September 30, 2015. Accordingly, changes in the fair value of the swap arrangement are recognized in AOCI until the associated underlying exposure impacts our earnings.
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

•
Level 3—Fair value is based upon internally-developed models that use, as their basis, significant unobservable market parameters. We did not have any Level 3 classifications at September 30, 2015 or December 31, 2014.

The following table presents the fair value of our foreign currency exchange rate derivatives and interest rate derivatives at September 30, 2015 and December 31, 2014, respectively, by valuation hierarchy and balance sheet classification:

	September 30, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivative Assets (1)
Other current assets	$—	$2,833	$—	$2,833	$—	$852	$—	$852
Other non-current assets	—	117	—	117	—	2,248	—	2,248
Total assets at fair value	$—	$2,950	$—	$2,950	$—	$3,100	$—	$3,100
Derivative Liabilities
Other current liabilities	$—	$(6,209)	$—	$(6,209)	$—	$(12,728)	$—	$(12,728)
Other non-current liabilities	—	(942)	—	(942)	—	(1,873)	—	(1,873)
Total liabilities at fair value	$—	$(7,151)	$—	$(7,151)	$—	$(14,601)	$—	$(14,601)

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

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying values of our cash and cash equivalents (primarily consisting of bank deposits), accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. At September 30, 2015, the fair value of our Term Loan and Second Term Loan, based upon the current market rates for debt with similar credit risk and maturity, approximated carrying value as interest is based upon LIBOR plus an applicable floating margin. Our Senior Notes are categorized within level 2 of the valuation hierarchy and had a total fair value of approximately $786,900 and $785,100 at September 30, 2015 and December 31, 2014, respectively, based on the current market rates for debt with similar credit risk and maturities. Our Second Senior Notes, issued on July 30, 2015, are categorized within level 2 of the valuation hierarchy and had a total fair value of approximately $201,700 at September 30, 2015 based on the current market rates for debt with similar credit risk and maturities.
Derivatives Disclosures
Fair Value—The following table presents the total fair value by underlying risk and balance sheet classification for derivatives designated as cash flow hedges and derivatives not designated as cash flow hedges at September 30, 2015 and December 31, 2014:

	Other Current and Non-Current Assets		Other Current and Non-Current Liabilities
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Designated cash flow hedges
Interest rate	$110	$2,258	$(873)	$(1,229)
Foreign currency	961	39	(2,201)	(4,996)
Fair value	$1,071	$2,297	$(3,074)	$(6,225)
Derivatives not designated as cash flow hedges
Interest rate	$—	$—	$—	$—
Foreign currency	1,879	803	(4,077)	(8,376)
Fair value	$1,879	$803	$(4,077)	$(8,376)
Total fair value	$2,950	$3,100	$(7,151)	$(14,601)
Master Netting Arrangements (“MNAs”)—Our derivatives are executed under International Swaps and Derivatives Association MNAs, which generally allow us and our counterparties to net settle, in a single net payable or receivable, obligations due on the same day, in the same currency and for the same type of derivative instrument. We have elected the option to record all derivatives on a gross basis in our Balance Sheet. The following table presents our derivative assets and liabilities at September 30, 2015 on a gross basis and a net settlement basis:

	Gross Amounts Recognized (i)	Gross Amounts Offset on the Balance Sheet (ii)	Net Amounts Presented on the Balance Sheet (iii) = (i) - (ii)	Gross Amounts Not Offset on the Balance Sheet (iv)		Net Amount (v) = (iii) - (iv)
				Financial Instruments	Cash Collateral Received
Derivative Assets:
Interest rate	$110	$—	$110	$—	$—	$110
Foreign currency	2,840	—	2,840	(15)	—	2,825
Total assets	$2,950	$—	$2,950	$(15)	$—	$2,935
Derivative Liabilities:
Interest rate	$(873)	$—	$(873)	$—	$—	$(873)
Foreign currency	(6,278)	—	(6,278)	15	—	(6,263)
Total liabilities	$(7,151)	$—	$(7,151)	$15	$—	$(7,136)

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AOCI/Other—The following table presents the total value, by underlying risk, recognized in other comprehensive income (“OCI”) and reclassified from AOCI to interest expense (interest rate derivatives) and cost of revenue (foreign currency derivatives) during the three and nine months ended September 30, 2015 and 2014 for derivatives designated as cash flow hedges:

	Amount of Gain (Loss) on Effective Derivative Portion
	Recognized in OCI				Reclassified from AOCI into Earnings (1)
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Designated cash flow hedges
Interest rate	$(932)	$769	$(3,154)	$(1,422)	$(435)	$(533)	$(1,362)	$(1,622)
Foreign currency	1,754	(3,441)	(986)	(3,488)	(2,027)	(672)	(4,497)	(318)
Total	$822	$(2,672)	$(4,140)	$(4,910)	$(2,462)	$(1,205)	$(5,859)	$(1,940)

(1)	Net unrealized losses totaling $2,840 are anticipated to be reclassified from AOCI into earnings during the next 12 months due to settlement of the associated underlying obligations.
The following table presents the total value recognized in cost of revenue for the three and nine months ended September 30, 2015 and 2014 for foreign currency derivatives not designated as cash flow hedges:

	Amount of Gain (Loss) Recognized in Earnings
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Derivatives not designated as cash flow hedges
Foreign currency	$7,969	$3,942	$5,686	$(2,268)
Total	$7,969	$3,942	$5,686	$(2,268)
11. RETIREMENT BENEFITS
Our 2014 Annual Report disclosed anticipated 2015 defined benefit pension and other postretirement plan contributions of $18,545 and $2,895, respectively. The following table provides updated contribution information for these plans at September 30, 2015:

	Pension Plans	Other Postretirement Plans
Contributions made through September 30, 2015	$12,002	$1,670
Contributions expected for the remainder of 2015	5,000	616
Total contributions expected for 2015	$17,002	$2,286

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a breakout of the components of net periodic benefit cost associated with our defined benefit pension and other postretirement plans for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Pension Plans
Service cost	$2,656	$2,274	$7,992	$6,983
Interest cost	5,849	8,415	17,500	25,611
Expected return on plan assets	(7,135)	(9,193)	(21,341)	(27,907)
Amortization of prior service credits	(156)	(116)	(467)	(357)
Recognized net actuarial losses	1,921	1,172	5,759	3,546
Net periodic benefit cost	$3,135	$2,552	$9,443	$7,876
Other Postretirement Plans
Service cost	$158	$259	$593	$777
Interest cost	357	570	1,158	1,710
Recognized net actuarial gains	(757)	(216)	(2,022)	(648)
Net periodic benefit (income) cost	$(242)	$613	$(271)	$1,839
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
Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Over the past several decades and through September 30, 2015, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 5,800 plaintiffs and, of those claims, approximately 1,200 claims were pending and 4,600 have been closed through dismissals or settlements. Over the past several decades and through September 30, 2015, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount of approximately two thousand dollars per claim. We review each case on its own merits and make accruals based upon the probability of loss and our estimates of the amount of liability and related expenses, if any. While we have seen an increase in the number of recent filings, especially in one specific venue, we do not believe that the increase or any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow, and at September 30, 2015, we had approximately $5,500 accrued for liability and related expenses. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that we may expect to recover because of the variability in coverage amounts, limitations and deductibles, or the viability of carriers, with respect to our insurance policies for the years in question.
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
13. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents changes in AOCI, net of tax, by component, during the nine months ended September 30, 2015:

	Currency Translation Adjustment (1)	Unrealized Fair Value Of Cash Flow Hedges	Defined Benefit Pension and Other Postretirement Plans	Total
Balance at December 31, 2014	$(133,787)	$(2,713)	$(125,897)	$(262,397)
OCI before reclassifications	(57,231)	(3,356)	8,681	(51,906)
Amounts reclassified from AOCI	—	4,224	2,731	6,955
Net OCI	(57,231)	868	11,412	(44,951)
Balance at September 30, 2015	$(191,018)	$(1,845)	$(114,485)	$(307,348)

(1)
During the nine months ended September 30, 2015, the currency translation adjustment component of AOCI was unfavorably impacted primarily by movements in the Australian Dollar, British Pound, Canadian Dollar and Euro exchange rates against the U.S. Dollar.

The following table presents reclassification of AOCI into earnings, net of tax, for each component, during the nine months ended September 30, 2015:

AOCI Components	Amount Reclassified From AOCI
Unrealized Fair Value Of Cash Flow Hedges (1)
Interest rate derivatives (interest expense)	$1,362
Foreign currency derivatives (cost of revenue)	4,497
Total, before taxes	5,859
Taxes	(1,635)
Total, net of taxes	$4,224
Defined Benefit Pension and Other Postretirement Plans (2)
Amortization of prior service credits	$(467)
Recognized net actuarial losses	3,737
Total, before taxes	3,270
Taxes	(539)
Total, net of taxes	$2,731

(1)	See Note 10 for further discussion of our cash flow hedges, including the total value reclassified from AOCI to earnings.

(2)	See Note 11 for further discussion of our defined benefit and other postretirement plans, including the components of net periodic benefit cost.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. EQUITY-BASED INCENTIVE PLANS
Under our equity-based incentive plans, we can issue shares to employees and directors in the form of restricted stock units (“RSUs”), performance shares and stock options. Changes in common stock, additional paid-in capital and treasury stock during the nine months ended September 30, 2015 and 2014 primarily related to activity associated with the equity-based incentive plans and share repurchases. At September 30, 2015 and December 31, 2014, and for the nine months ended September 30, 2015 and 2014, cash-settled equity-based awards, including RSUs and stock appreciation rights, were not material.
During the nine months ended September 30, 2015, we granted the following awards associated with our equity-based incentive plans:

	Shares (1)	Weighted Average Grant-Date Fair Value Per Share
RSUs	986	$42.42
Performance shares	832	$41.24
Total	1,818

(1)	No stock options were granted during the nine months ended September 30, 2015.
During the nine months ended September 30, 2015, we had the following activity associated with our equity-based incentive plans and employee stock purchase plan (“ESPP”):

Shares
Performance shares (issued upon vesting)	563
RSUs (issued upon vesting)	422
Stock options (issued upon exercise)	61
ESPP shares (issued upon sale)	350
Total shares issued	1,396
During the three months ended September 30, 2015 and 2014, we recognized $10,122 and $7,024, respectively, of stock-based compensation expense, and during the nine months ended September 30, 2015 and 2014, we recognized $49,185 and $58,558, respectively, of stock-based compensation expense, primarily within selling and administrative expense.
During the nine months ended September 30, 2015, we repurchased 4,480 shares for $210,748 (an average price of $47.04), including $198,069 to purchase 4,178 shares of our outstanding common stock and $12,679 to purchase 302 shares for taxes withheld on taxable share distributions.
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
Nuclear Projects—We have consortium agreements (the “Consortium Agreements”) with Westinghouse Electric Company (“WEC”) under which we have contracted with two separate customers (the “Customer Contracts”) for the construction of two nuclear power plants in Georgia (the “Georgia Nuclear Project”) and South Carolina (the “South Carolina Nuclear Project”) (collectively, the “Nuclear Projects”). The results of the Nuclear Projects are reflected within our Engineering & Construction and Fabrication Services operating groups. Under the scope of work provided in each of the Consortium Agreements, WEC is primarily responsible for engineering and procurement activities associated with the nuclear island component of the Nuclear Projects, while we are responsible for engineering, procurement and fabrication for the balance of plant and substantially all of the construction activities for the Nuclear Projects. The Customer Contracts provide WEC and us contractual entitlement (“Customer Obligation(s)”) for recovery of certain estimated costs in excess of contractually stipulated amounts. In addition to the aforementioned protections for us under the Customer Contracts, the Consortium Agreements also provide contractual entitlement for us to recover from WEC (“WEC Obligation(s)”) certain estimated costs in excess of contractually stipulated amounts, to the extent not recoverable from our customers. Project price for the Nuclear Projects includes estimated amounts recoverable under the aforementioned Customer Obligations and WEC Obligations.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At September 30, 2015 and December 31, 2014, we also had approximately $838,600 of unapproved change orders and claims included in project price related to claims with our customer for the Georgia Nuclear Project resulting from increased engineering, equipment supply, material and fabrication and construction costs resulting from regulatory-required design changes and delays in our customer’s obtaining the combined operating license (“COL”) for the project. Specifically, we have entered into a formal dispute resolution process on certain claims associated with the shield building, large structural modules and COL issuance delays. To the extent we are unsuccessful recovering these amounts from our customer, the amounts are contractually recoverable under the aforementioned WEC Obligations.
At September 30, 2015 and December 31, 2014, we also had approximately $442,000 and $373,000 of unapproved change orders and claims, respectively, included in project price related to a portion of the forecast cost impacts for the South Carolina Nuclear Project associated with extensions of schedule.
Through September 30, 2015, approximately $480,000 had been recognized as revenue on a cumulative POC basis related to the unapproved change orders and claims for the Nuclear Projects. Although we have not reached resolution on the aforementioned matters, at September 30, 2015, we had received contractually required partial payments totaling approximately $210,000.
As discussed further in Note 4, due to the Agreement to sell our Nuclear Operations, which include the Nuclear Projects, we classified the assets and liabilities of our Nuclear Operations as held for sale at September 30, 2015. Accordingly, the assets held for sale include amounts related to the aforementioned unapproved change orders and claims and Customer Obligations and WEC Obligations. Based on the Estimated Sales Proceeds for the Nuclear Operations, we recorded a loss on the sale of the Nuclear Operations of approximately $628,300 during the three months ended September 30, 2015. The loss was required to reflect the commercial arrangement reached in connection with the Agreement. Absent the Agreement, we believe the amounts included in project price related to the unapproved change orders and claims, and the Customer Obligations and WEC Obligations, are recoverable under the aforementioned provisions of our contractual arrangements and reflect our best estimate of recovery amounts. The Nuclear Projects have long construction durations and the cost estimates cover costs that will be incurred over several years. If the sale of the Nuclear Operations does not occur, it is anticipated that these commercial matters may not be resolved in the near term. If we do not resolve these matters for the amounts recorded, or to the extent we are not successful in recovering amounts contractually due under the Customer Obligations or WEC Obligations, or to the extent there are future cost increases on the Nuclear Projects that we cannot recover under either the Customer Obligations or WEC Obligations, it could have an adverse effect on our results of operations, financial position and cash flow.
Other—At September 30, 2015 and December 31, 2014, we had additional unapproved change orders and claims included in project price totaling approximately $118,000 and $98,100, respectively, for other projects primarily within our Engineering & Construction and Fabrication Services operating groups. We also had incentives included in project price of approximately $103,000 and $32,600 at September 30, 2015 and December 31, 2014, respectively, for projects in our Engineering & Construction, Fabrication Services and Capital Services operating groups. Of these aforementioned amounts, approximately $178,000 had been recognized as revenue on a cumulative POC basis through September 30, 2015.
At September 30, 2015, we also had approximately $38,000 of past due receivables outstanding for one of our large cost reimbursable projects. Although the amounts may not be received in the near term, we believe they are contractually due under the provisions of our contract.
The aforementioned amounts recorded in project price reflect our best estimate of recovery amounts; however, the ultimate resolution and amounts received could differ from these estimates and could have a material adverse effect on our results of operations, financial position and cash flow.
16. SEGMENT INFORMATION
Our management structure and internal and public segment reporting are aligned based upon the services offered by our four operating groups, which represent our reportable segments. As discussed in Note 1 and 2, during the three months ended March 31, 2015, we realigned our four operating groups to reflect the present management oversight of our operations. Our maintenance business that was previously reported within our Engineering & Construction operating group (formerly Engineering, Construction & Maintenance) is now reported within our Capital Services operating group (formerly Environmental Solutions), and our engineered products business that was previously reported within our Technology operating group is now reported within our Fabrication Services operating group. The segment results for the three and nine months ended September 30, 2014 were reclassified to conform to the 2015 presentation. The following provides a description of our realigned operating groups:

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Engineering & Construction—Engineering & Construction provides EPC services for major energy infrastructure facilities.
Fabrication Services—Fabrication Services provides fabrication of piping systems and process modules; fabrication and erection of steel plate structures; manufacturing and distribution of pipe and fittings; and engineered products for the oil and gas, petrochemicals, water and wastewater, mining, mineral processing and power generation industries.
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
Our Chief Executive Officer evaluates the performance of the aforementioned operating groups based upon revenue and income from operations. Each operating group's income from operations reflects corporate costs, allocated based primarily upon revenue. Intersegment revenue is netted against the revenue of the segment receiving the intersegment services. For the three months ended September 30, 2015 and 2014, intersegment revenue totaled approximately $96,800 and $134,500, respectively, and for the nine months ended September 30, 2015 and 2014, intersegment revenue totaled approximately $320,000 and $363,200, respectively. Intersegment revenue for the aforementioned periods primarily related to services provided by our Fabrication Services operating group to our Engineering & Construction operating group.
The following table presents revenue and income from operations by reportable segment for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue
Engineering & Construction	$1,946,426	$2,022,296	$5,681,134	$5,648,375
Fabrication Services	640,201	686,507	1,889,340	2,052,713
Technology	118,269	89,918	310,605	294,878
Capital Services	616,786	582,012	1,773,461	1,607,278
Total revenue	$3,321,682	$3,380,733	$9,654,540	$9,603,244
(Loss) Income From Operations
Engineering & Construction (1)	$(1,007,354)	$155,096	$(694,469)	$372,380
Fabrication Services	61,408	67,943	169,744	193,125
Technology	31,911	38,560	116,676	110,471
Capital Services	24,073	29,026	48,992	54,947
Total operating groups	(889,962)	290,625	(359,057)	730,923
Integration related costs	—	(4,563)	—	(22,167)
Total (loss) income from operations	$(889,962)	$286,062	$(359,057)	$708,756

(1)
As discussed further in Note 4, due to the Agreement to sell our Nuclear Operations, during the three months ended September 30, 2015, we recorded a non-cash pre-tax charge of approximately $1,160,500 within our Engineering & Construction operating group.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In conjunction with the aforementioned realignment of our operating groups during the three months ended March 31, 2015, our total assets by reportable segment changed significantly, including an allocation of goodwill among our new and realigned reporting units based on the relative fair value of the reporting units being realigned. At September 30, 2015 and December 31, 2014, our total assets by reportable segment were as follows (with December 31, 2014 balances reflecting the realignment of our operating groups to conform with the 2015 presentation):

	September 30, 2015	December 31, 2014
Assets
Engineering & Construction	$5,036,096	$4,555,703
Fabrication Services	2,281,639	2,229,346
Technology	835,786	837,445
Capital Services	1,755,782	1,758,537
Total assets	$9,909,303	$9,381,031
17. SUBSEQUENT EVENTS
On October 27, 2015, we entered into an Agreement with WEC in which WEC will acquire our Nuclear Operations. See Note 4 for further discussion.

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
OVERVIEW
General—We provide a wide range of services through our four operating groups, including conceptual design, technology, engineering, procurement, fabrication, modularization, construction, commissioning, maintenance, program management and environmental services to customers in the energy infrastructure market throughout the world, and are a provider of diversified government services. As discussed in Note 16 to our Financial Statements, during the first quarter 2015, we realigned our four operating groups to reflect the present management oversight of our operations. Our maintenance business that was previously reported within our Engineering & Construction operating group (formerly Engineering, Construction & Maintenance) is now reported within our Capital Services operating group (formerly Environmental Solutions), and our engineered products business that was previously reported within our Technology operating group is now reported within our Fabrication Services operating group. Our realigned operating groups, which represent our reportable segments, include: Engineering & Construction; Fabrication Services; Technology; and Capital Services. The segment results for the three and nine months ended September 30, 2014 were reclassified to conform to our 2015 presentation. In addition, as discussed in Note 4 to our Financial Statements, on October 27, 2015 we entered into an Agreement to sell our Nuclear Operations within our Engineering & Construction operating group which resulted in the recognition of a non-cash pre-tax charge of approximately $1.2 billion during the third quarter 2015 related to the impairment of goodwill and intangible assets and an estimated loss on assets held for sale.
We continue to be broadly diversified across the global energy infrastructure market. Our geographic diversity is illustrated by approximately 40% of our year-to-date 2015 revenue coming from projects outside the U.S. and approximately 10% of our September 30, 2015 backlog of approximately $29.9 billion being comprised of projects outside the U.S. The geographic mix of our revenue will evolve consistent with changes in our backlog mix, as well as shifts in future global energy demand. Our diversity in energy infrastructure end-markets ranges from upstream activities such as offshore oil and gas and onshore oil sands projects, to downstream activities such as gas processing, LNG, refining, and petrochemicals, to fossil-based power plants. Planned investments across the natural gas value chain, including LNG and petrochemicals, remain strong, and we anticipate additional benefits from continued investments in U.S. shale gas. Global investments in power and petrochemical facilities are expected to continue, as are investments in various types of facilities which require storage structures and pre-fabricated pipe.
Our long-term contracts are awarded on a competitively bid and negotiated basis using a range of contracting options, including cost-reimbursable, fixed-price and hybrid, which has both cost-reimbursable and fixed-price characteristics. Under cost-reimbursable contracts, we generally perform our services in exchange for a price that consists of reimbursement of all customer-approved costs and a profit component, which is typically a fixed rate per hour, an overall fixed fee or a percentage of total reimbursable costs. Under fixed-price contracts, we perform our services and execute our projects at an established price. The timing of our revenue recognition may be impacted by the contracting structure of our contracts. Cost-reimbursable contracts, and hybrid contracts with a more significant cost-reimbursable component, generally provide our customers with greater influence over the timing of when we perform our work, and accordingly, such contracts often result in less predictability with respect to the timing of our revenue. Fixed-price contracts, and hybrid contracts with a more significant fixed-price component, tend to provide us with greater control over project schedule and the timing of when work is performed and costs are incurred, and accordingly, when revenue is recognized. Our shorter-term contracts and services are generally provided on a cost-reimbursable, fixed-price or unit price basis. Our September 30, 2015 backlog distribution by contracting type is described below within our operating group discussion.
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
Backlog for our Engineering & Construction operating group comprised approximately $20.2 billion (68%) of our consolidated September 30, 2015 backlog. The backlog composition by end market was approximately 50% power (of which approximately $7.8 billion related to our Nuclear Operations), 35% LNG, 10% petrochemical, and 5% refining, gas processing, oil sands and other end markets. Our power backlog was primarily concentrated in the U.S. and, subsequent to the sale of our Nuclear Operations, we anticipate that our significant future opportunities will be derived from North America. Our LNG backlog was primarily concentrated in the Asia Pacific and North American regions and we anticipate significant opportunities will continue to be derived from these regions in addition to Africa. The majority of our refining-related backlog was derived from South America and we anticipate that our future opportunities will be derived from the Middle East, South America, Russia, and the Asia Pacific region. Our gas processing projects were primarily concentrated in the U.S. and the Asia Pacific region, where we anticipate continued strength. Our September 30, 2015 backlog distribution for this operating group by contracting type was approximately 85% fixed-price and hybrid and 15% cost-reimbursable.
Fabrication Services—Our Fabrication Services operating group provides fabrication of piping systems and process modules; fabrication and erection of steel plate structures; manufacturing and distribution of pipe and fittings; and engineered products for the oil and gas, petrochemicals, water and wastewater, mining, mineral processing and power generation industries. As discussed above, the results for our engineered products business that were previously reported within our Technology operating group are now reported within our Fabrication Services operating group.
Backlog for our Fabrication Services operating group comprised approximately $3.4 billion (11%) of our consolidated September 30, 2015 backlog. The backlog composition by end market was approximately 40% petrochemical, 25% LNG (including low temp and cryogenic), 20% power, 5% refining, 5% gas processing and 5% other end markets. Our September 30, 2015 backlog distribution for this operating group by contracting type was approximately 95% fixed-price, hybrid, or unit based, with the remainder being cost-reimbursable.
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
Backlog for our Technology operating group comprised approximately $512.2 million (2%) of our consolidated September 30, 2015 backlog and was primarily comprised of fixed-price contracts. Technology’s backlog excludes contracts related to our unconsolidated CLG joint venture, for which income is recognized as equity earnings.
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
Backlog for our Capital Services operating group comprised approximately $5.8 billion (19%) of our consolidated September 30, 2015 backlog. The backlog composition by end market was approximately 65% operations and maintenance services, 15% environmental services, 10% construction services and 10% program and project management, and was primarily concentrated in the U.S. Our September 30, 2015 backlog distribution for this operating group by contracting type was approximately 80% cost-reimbursable and 20% fixed-price.

RESULTS OF OPERATIONS
Our new awards, revenue and income from operations by reportable segment were as follows:

(In thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	% of Total	2014	% of Total	2015	% of Total	2014	% of Total
New Awards
Engineering & Construction	$2,407,835	60%	$1,582,194	53%	$4,923,193	50%	$8,133,843	63%
Fabrication Services	840,658	21%	784,194	26%	2,612,747	26%	1,865,311	14%
Technology	97,539	3%	82,281	3%	255,648	3%	312,124	2%
Capital Services	654,270	16%	527,336	18%	2,084,413	21%	2,665,293	21%
Total new awards	$4,000,302		$2,976,005		$9,876,001		$12,976,571

	2015	% of Total	2014	% of Total	2015	% of Total	2014	% of Total
Revenue
Engineering & Construction	$1,946,426	59%	$2,022,296	60%	$5,681,134	59%	$5,648,375	59%
Fabrication Services	640,201	19%	686,507	20%	1,889,340	20%	2,052,713	21%
Technology	118,269	3%	89,918	3%	310,605	3%	294,878	3%
Capital Services	616,786	19%	582,012	17%	1,773,461	18%	1,607,278	17%
Total revenue	$3,321,682		$3,380,733		$9,654,540		$9,603,244

	2015	% of Revenue	2014	% of Revenue	2015	% of Revenue	2014	% of Revenue
(Loss) Income From Operations
Engineering & Construction	$(1,007,354)	(51.8)%	$155,096	7.7%	$(694,469)	(12.2)%	$372,380	6.6%
Fabrication Services	61,408	9.6%	67,943	9.9%	169,744	9.0%	193,125	9.4%
Technology	31,911	27.0%	38,560	42.9%	116,676	37.6%	110,471	37.5%
Capital Services	24,073	3.9%	29,026	5.0%	48,992	2.8%	54,947	3.4%
Total operating groups	(889,962)	(26.8)%	290,625	8.6%	(359,057)	(3.7)%	730,923	7.6%
Integration related costs	—		(4,563)		—		(22,167)
Total (loss) income from operations	$(889,962)	(26.8)%	$286,062	8.5%	$(359,057)	(3.7)%	$708,756	7.4%
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
New awards were $4.0 billion for the third quarter 2015, compared with $3.0 billion for the corresponding 2014 period. Significant new awards for the third quarter 2015 included petrochemical facility projects in the U.S. (approximately $1.8 billion combined) within our Engineering & Construction operating group. Significant new awards for the third quarter 2014 included work scopes (approximately $900.0 million combined) for two of our U.S. LNG export facility projects executed through proportionately consolidated joint venture arrangements, and scope increases on our large nuclear and mixed oxide fuel fabrication facility projects in the U.S. (approximately $610.0 million combined), all within our Engineering & Construction operating group.
New awards for the first nine months of 2015 were $9.9 billion, compared with $13.0 billion for the corresponding 2014 period. The nine month 2015 period included the aforementioned third quarter 2015 awards, and awards in the first half of 2015, including our proportionate share of a $2.0 billion additional LNG train (approximately $675.0 million) for an LNG export facility in the U.S. that we are executing through a joint venture arrangement, and a combined cycle gas turbine power project in the U.S. (approximately $600.0 million), both within our Engineering & Construction operating group. The nine month 2014 period included the aforementioned third quarter 2014 awards, and awards in the first half of 2014, including our proportionate share of a $6.2 billion LNG export facility in the U.S. (approximately $3.1 billion) that we are executing through a joint venture arrangement; scope increases on our refinery project in Colombia and LNG mechanical erection project in the Asia Pacific region (approximately $1.3 billion combined); structural, mechanical and piping construction work for an LNG project in the Asia Pacific region (approximately $625.0 million); and a combined cycle gas turbine power project in the U.S. (approximately $500.0 million), all within our Engineering & Construction operating group, and power plant services in the U.S. (approximately $800.0 million), within our Capital Services operating group. See Operating Group Results below for further discussion.
Backlog at September 30, 2015 was approximately $29.9 billion, compared to $30.4 billion at December 31, 2014, reflecting the impact of new awards exceeding revenue by $221.5 million, offset by other adjustments, primarily related to foreign currency fluctuations associated with the strengthening of the U.S. Dollar against the Australian Dollar, Euro, Colombian Peso and Canadian Dollar (approximately $450.0 million). As noted in the Revenue and Gross Profit sections below, foreign currency fluctuations also had an unfavorable impact on our operating results for the third quarter and year-to-date 2015 periods.
Certain contracts within our Capital Services and Engineering & Construction operating groups are dependent upon funding from the U.S. government, where funds are appropriated on a year-by-year basis, while contract performance may take more than one year. Approximately $1.3 billion of our backlog at September 30, 2015 for these operating groups was for contractual commitments that are subject to future funding decisions.
Revenue—Revenue was $3.3 billion for the third quarter 2015, representing a decrease of $59.1 million (2%) from the corresponding 2014 period. Revenue was $9.7 billion for the first nine months of 2015, representing an increase of $51.3 million (1%) from the corresponding 2014 period. The decrease for the third quarter 2015 was primarily due to a decrease in revenue on our cost reimbursable LNG mechanical erection and gas processing projects in the Asia Pacific region and refinery project in Colombia within our Engineering & Construction operating group, and the wind down of various tank projects in Australia within our Fabrication Services operating group, partly offset by increased LNG revenue in the U.S. within our Engineering & Construction operating group and plant maintenance and chemical plant services revenue within our Capital Services operating group. The increase for the first nine months of 2015 was due to the first half of 2015 benefiting from increased progress on our large U.S. nuclear projects within our Engineering & Construction operating group, partly offset by the aforementioned third quarter impacts, which had similar impacts on the first half of the year.
Inclusive of the aforementioned project impacts, our third quarter and year-to-date 2015 revenue were unfavorably impacted relative to the 2014 periods by approximately $290.0 million and $680.0 million, respectively, due to foreign currency fluctuations associated with the strengthening of the U.S. Dollar against the Australian Dollar, British Pound, Canadian Dollar, Colombian Peso and Euro, primarily within our Engineering & Construction operating group. See Operating Group Results below for further discussion.
    Gross Profit—Gross profit was $377.7 million (11.4% of revenue) for the third quarter 2015, compared with $393.2 million (11.6% of revenue) for the corresponding 2014 period. Gross profit for the first nine months of 2015 was $1.1 billion (11.7% of revenue), compared with $1.1 billion (11.2% of revenue) for the corresponding 2014 period. Our third quarter and year-to-date 2015 gross profit were unfavorably impacted relative to the 2014 periods by approximately $25.0 million and $65.0 million, respectively, due to lower revenue volume resulting from foreign currency fluctuations associated with the strengthening of the U.S. Dollar, primarily within our Engineering & Construction operating group, as noted in the Revenue section above. Our year-to-date 2015 results benefited from higher revenue volume during the first half of 2015, leverage of operating costs and higher margin backlog.
Selling and Administrative Expense—Selling and administrative expense was $93.7 million (2.8% of revenue) for the third quarter 2015, compared with $92.6 million (2.7% of revenue) for the corresponding 2014 period. Selling and administrative expense for the first nine months of 2015 was $287.9 million (3.0% of revenue), compared with $309.8 million (3.2% of revenue) for the corresponding 2014 period. The decrease in absolute dollars and as a percentage of revenue for the year-to-date 2015 period was primarily attributable to lower incentive plan costs (approximately $15.0 million) and our cost reduction initiatives. Our stock-based compensation costs, which are predominantly in selling and administrative expense, are higher in the first quarter of each year due to the immediate expensing of awards for those participants that are eligible to retire. Stock-based compensation expense totaled approximately $49.2 million and $58.6 million for the first nine months of 2015 and 2014, respectively, or 81% and 86% of estimated annual expense for each of the respective periods.
Intangibles Amortization—Intangibles amortization was $14.9 million and $45.5 million for the third quarter and first nine months of 2015, respectively, compared with $16.8 million and $49.8 million for the corresponding 2014 periods. The decreases relative to the 2014 periods were primarily attributable to intangible assets that became fully amortized during the first quarter 2015 and the impact of foreign currency translation.

Equity Earnings—Equity earnings were $1.2 million and $5.8 million for the third quarter and first nine months of 2015, respectively, compared with $6.7 million and $14.0 million for the corresponding 2014 periods and were primarily associated with our unconsolidated CLG joint venture.
Loss on Assets Held For Sale and Impairment of Intangible Assets and Goodwill—As a result of the Agreement to sell our Nuclear Operations discussed in Note 4 to our Financial Statements, during the third quarter 2015, we recorded a non-cash charge of approximately $1.2 billion related to the impairment of goodwill ($453.1 million) and intangible assets ($79.1 million) and an estimated loss on assets held for sale ($628.3 million). Under the agreement, the amount of our loss will be impacted by changes in our working capital on the Nuclear Projects between September 30, 2015 and the closing date of the transaction. We estimate such changes could result in a total estimated pre-tax charge related to the sale of the Nuclear Operations of approximately $1.3 to $1.6 billion.
Other Operating (Income) Expense, Net—Other operating (income) expense, net, generally represents (gains) losses associated with the sale or disposition of property and equipment. For the first nine months of 2015, other operating (income) expense, net also included a gain of approximately $7.5 million related to the contribution of a technology to our unconsolidated CLG joint venture and a foreign exchange loss of approximately $11.0 million associated with the re-measurement of certain non-U.S. Dollar denominated net assets, both of which occurred during the first quarter 2015.
Integration Related Costs—Integration related costs were $4.6 million and $22.2 million for the third quarter and first nine months of 2014, respectively, and primarily related to facility consolidations, including the associated accrued future lease costs for vacated facilities and unutilized capacity, personnel relocation and severance related costs, and systems integration costs.
(Loss) Income from Operations—Loss from operations was $(890.0) million (26.8% of revenue) for the third quarter 2015, compared with income from operations of $286.1 million (8.5% of revenue) for the corresponding 2014 period. Loss from operations for the first nine months of 2015 was $(359.1) million (3.7% of revenue), compared with $708.8 million (7.4% of revenue) for the corresponding 2014 period. The changes in absolute dollars and percentages of revenue for the three and nine-month periods were primarily attributable to the reasons noted above. See Operating Group Results below for further discussion.
Interest Expense and Interest Income—Interest expense was $25.0 million for the third quarter 2015, compared with $21.3 million for the corresponding 2014 period. Interest expense for the first nine months of 2015 was $68.4 million, compared with $61.9 million for the corresponding 2014 period. The third quarter and year-to-date 2015 periods were impacted by higher average revolving credit facility borrowings and additional long-term borrowings. Interest income was $2.1 million for the third quarter 2015, compared with $2.6 million for the corresponding 2014 period. Interest income for the first nine months of 2015 was $6.3 million, compared with $6.1 million for the corresponding 2014 period.
Income Tax Benefit (Expense)—Income tax benefit for the third quarter 2015 was $187.4 million (20.5% of pre-tax loss), compared with income tax expense of $83.4 million (31.2% of pre-tax income) for the corresponding 2014 period. Income tax benefit for the first nine months of 2015 was $38.3 million (9.1% of pre-tax loss), compared with income tax expense of $199.3 million (30.5% of pre-tax income) for the corresponding 2014 period. The aforementioned $1.2 billion charge resulting from the Agreement to sell our Nuclear Operations resulted in a net tax benefit of $256.3 million during the third quarter and first nine months of 2015. The net tax benefit on the charge reflects the non-deductibility of the goodwill impairment and the establishment of U.S. state valuation allowances. Excluding this net benefit, our income tax expense for the third quarter and first nine months of 2015 was $68.9 million and $218.0 million, respectively (27.8% and 29.5%, respectively, of pre-tax income excluding the charge). Our third quarter and year-to-date 2015 tax rates, excluding the tax benefit of the charge, increased compared to the corresponding periods due to anticipated increased full year pre-tax income in higher tax rate jurisdictions, primarily the U.S. (approximately 1.0% for both the third quarter and year-to-date periods), and benefited by 4.0% and 3.0%, respectively, from previously unrecognized tax benefits and other adjustments recorded during the periods. Our year-to-date 2014 tax rate also benefited from previously unrecognized tax benefits and other adjustments (approximately 1.0%). Our tax rate may continue to experience fluctuations due primarily to changes in the geographic distribution of our pre-tax income.
Net Income Attributable to Noncontrolling Interests—Noncontrolling interests are primarily associated with our large LNG mechanical erection project in the Asia Pacific region and certain operations in the U.S. and Middle East. The 2014 period also included our large gas processing project in the Asia Pacific region. Net income attributable to noncontrolling interests was $14.9 million for the third quarter 2015, compared with $22.0 million for the corresponding 2014 period. Net income attributable to noncontrolling interests was $55.8 million for the first nine months of 2015, compared with $60.5 million for the corresponding 2014 period. The changes compared to the 2014 periods were commensurate with the level of applicable operating results for the aforementioned projects and operations.

Operating Group Results
Engineering & Construction
New Awards—New awards were $2.4 billion for the third quarter 2015, compared with $1.6 billion for the corresponding 2014 period. Significant new awards for the third quarter 2015 included petrochemical facility projects in the U.S. (approximately $1.8 billion combined), scope increases for our mixed oxide fuel fabrication facility project in the U.S. and LNG mechanical erection project in the Asia Pacific region (approximately $520.0 million combined), scope increases for our large nuclear projects in the U.S. (approximately $130.0 million, including contractual entitlements discussed further in Note 15 to our Financial Statements), and a chemicals plant project in the U.S. (approximately $100.0 million). Significant new awards for the third quarter 2014 included work scopes (approximately $900.0 million combined) for our U.S. LNG export facility projects executed through our proportionately consolidated joint venture arrangements, scope increases for our large nuclear and mixed oxide fuel fabrication facility projects in the U.S. (approximately $610.0 million combined), and a demonstration plant for our NetPower venture.
New awards for the first nine months of 2015 were $4.9 billion, compared with $8.1 billion for the corresponding 2014 period. The nine month 2015 period included the aforementioned third quarter 2015 awards, and awards in the first half of 2015, including our proportionate share of a $2.0 billion additional LNG train (approximately $675.0 million) for an LNG export facility in the U.S. that we are executing through a joint venture arrangement; a combined cycle gas turbine power project in the U.S. (approximately $600.0 million); scope increases for our mixed oxide fuel fabrication facility project in the U.S. and LNG mechanical erection project in the Asia Pacific region (approximately $360.0 million combined); scope increases for our large nuclear projects in the U.S. (approximately $350.0 million, including contractual entitlements, unapproved change orders and claims discussed further in Note 15 to our Financial Statements); an ethylene storage facility in the U.S. (approximately $115.0 million); and engineering and procurement services for a refinery project in Russia. The nine month 2014 period included the aforementioned third quarter 2014 awards, and awards in the first half of 2014, including our proportionate share of a $6.2 billion LNG export facility in the U.S. (approximately $3.1 billion) that we are executing through a joint venture arrangement; scope increases on our refinery project in Columbia and LNG mechanical erection project in the Asia Pacific region (approximately $1.3 billion combined); structural, mechanical and piping construction work for an LNG project in the Asia Pacific region (approximately $625.0 million); a combined cycle gas turbine power project in the U.S. (approximately $500.0 million); and engineering and procurement for a clean fuels project in the Middle East (approximately $370.0 million).
Revenue—Revenue was $1.9 billion for the third quarter 2015, representing a decrease of $75.9 million (4%) compared with the corresponding 2014 period. Revenue for the first nine months of 2015 was $5.7 billion, representing an increase of $32.8 million (1%), compared with the corresponding 2014 period. Our third quarter and year-to-date 2015 results benefited from increased revenue on our LNG projects in the U.S. (approximately $270.0 million and $670.0 million, respectively). This benefit was offset for the third quarter and year-to-date 2015 periods by a net decrease in revenue on our cost reimbursable LNG mechanical erection and gas processing projects in the Asia Pacific region and refinery project in Colombia (approximately $350.0 million and $700.0 million combined, respectively) and various other projects in Canada and Europe. Our year-to-date 2015 results also benefited from increased revenue on our large U.S. nuclear projects (approximately $265.0 million) during the first half of 2015. Inclusive of the aforementioned project impacts, our third quarter and year-to-date 2015 revenue was unfavorably impacted relative to the 2014 periods by approximately $240.0 million and $560.0 million, respectively, due to foreign currency fluctuations associated with the strengthening of the U.S. Dollar against the Australian Dollar, British Pound, Canadian Dollar, Colombian Peso and Euro.
Approximately $480.0 million and $1.5 billion of the operating group's quarter and year-to-date 2015 revenue, respectively, was attributable to our large U.S. nuclear projects, compared with approximately $485.0 million and $1.2 billion, respectively, for the corresponding 2014 periods. Approximately $470.0 million and $1.6 billion of the operating group's third quarter and year-to-date 2015 revenue, respectively, were attributable to our large cost reimbursable projects, compared with approximately $820.0 million and $2.4 billion, respectively, for the corresponding 2014 periods. Approximately $310.0 million and $730.0 million of the operating group's third quarter and year-to-date 2015 revenue, respectively, were attributable to our U.S. LNG export facility projects, compared with approximately $40.0 million and $60.0 million, respectively, for the corresponding 2014 periods.
(Loss) Income from Operations—Loss from operations for the third quarter 2015 was $(1.0) billion (51.8% of revenue), compared with income from operations of $155.1 million (7.7% of revenue) for the corresponding 2014 period. Loss from operations for the first nine months of 2015 was $(694.5) million (12.2% of revenue), compared with income from operations of $372.4 million (6.6% of revenue) for the corresponding 2014 period. As a result of the Agreement to sell our Nuclear Operations discussed in Note 4 to our Financial Statements, our third quarter 2015 results were impacted by a non-cash charge of approximately $1.2 billion related to the impairment of goodwill ($453.1 million) and intangible assets ($79.1 million) and an estimated loss on assets held for sale ($628.3 million). The table below summarizes our results for the third quarter and year-to-date 2015 periods excluding the impact of the charge.

(In thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	% of Revenue	2014	% of Revenue	2015	% of Revenue	2014	% of Revenue
Income from operations (excluding charge)	$153,126	7.9%	$155,096	7.7%	$466,011	8.2%	$372,380	6.6%
Charge related to Nuclear Operations	(1,160,480)	(59.6)%	—	—%	(1,160,480)	(20.4)%	—	—%
(Loss) income from operations	$(1,007,354)	(51.8)%	$155,096	7.7%	$(694,469)	(12.2)%	$372,380	6.6%
Excluding the impact of the charge, income from operations for third quarter and first nine months of 2015 was $153.1 million and $466.0 million, respectively (7.9% and 8.2%, respectively, of revenue). Our third quarter and year-to-date 2015 results were unfavorably impacted relative to the 2014 periods by approximately $18.0 million and $42.0 million, respectively, due to lower revenue volume resulting from foreign currency fluctuations associated with the strengthening of the U.S. Dollar, as noted in the Revenue section above. Our year-to-date 2015 results benefited during the first half of 2015 from a higher margin backlog mix and benefited by approximately $28.0 million from the net impact of cost increases on our two U.S. nuclear projects, offset by the percent complete benefit of increases in project price on both projects related to contractual entitlements from our customers and consortium partner and an increase in claim recoveries on our South Carolina nuclear project, related to the aforementioned and previous forecast cost increases. See Note 15 to our Financial Statements for further discussion of our contractual entitlements, unapproved change orders and claims.
Fabrication Services
New Awards—New awards were $840.7 million for the third quarter 2015, compared with $784.2 million for the corresponding 2014 period. Significant new awards for the third quarter 2015 included engineering and fabrication for low-temperature tanks in the U.S. (approximately $300.0 million), and engineering, procurement, fabrication and erection for storage spheres in the U.S. (approximately $70.0 million). Significant new awards for the third quarter 2014 included ethylene heaters in Malaysia and Turkmenistan (approximately $270.0 million combined) and petroleum storage tank projects in the Middle East (approximately $90.0 million) and the U.S. (approximately $49.0 million).
New awards for the first nine months of 2015 were $2.6 billion, compared with $1.9 billion for the corresponding 2014 period. The nine month 2015 period included the aforementioned third quarter 2015 awards, and awards during the first half of 2015, including scope increases for our large nuclear projects in the U.S. (approximately $250.0 million, including contractual entitlements, unapproved change orders and claims discussed further in Note 15 to our Financial Statements); work scopes we will perform for our U.S. LNG export facility projects that we are executing through our joint venture arrangements; engineering and fabrication for a hydrotreater in the U.S. (approximately $95.0 million); engineered products for a refinery in Russia (approximately $93.0 million); storage tanks for a clean fuels project in the Middle East (approximately $60.0 million); an oil sands project in Canada (approximately $50.0 million); and pipe fabrication for a petrochemical project in the U.S. (approximately $40.0 million). The nine month 2014 period included the aforementioned third quarter 2014 awards, and awards during the first half of 2014, including pipe fabrication for a propane dehydrogenation unit in the U.S. (approximately $100.0 million), storage spheres in the Middle East (approximately $60.0 million), engineered products for a refinery in the Middle East (approximately $50.0 million), and an ammonia storage tank project in the U.S. (approximately $40.0 million).
Revenue—Revenue was $640.2 million for the third quarter 2015, representing a decrease of $46.3 million (7%) compared with the corresponding 2014 period. Revenue for first nine months of 2015 was $1.9 billion, representing a decrease of $163.4 million (8%), compared with the corresponding 2014 period. Our third quarter and year-to-date 2015 results were impacted by lower storage tank work in the Asia Pacific region (approximately $120.0 million and $335.0 million, respectively), partly offset by increased engineered products activity (approximately $75.0 million and $170.0 million, respectively). Inclusive of the aforementioned project impacts, our third quarter and year-to-date 2015 revenue was unfavorably impacted relative to the 2014 periods by approximately $40.0 million and $100.0 million, respectively, due to foreign currency fluctuations associated with the strengthening of the U.S. Dollar against the Australian Dollar and Canadian Dollar.
Income from Operations—Income from operations for the third quarter 2015 was $61.4 million (9.6% of revenue), compared with $67.9 million (9.9% of revenue) for the corresponding 2014 period. Income from operations for the first nine months of 2015 was $169.7 million (9.0% of revenue), compared with $193.1 million (9.4% of revenue) for the corresponding 2014 period. Our third quarter 2015 results were impacted by lower revenue volume and net cost increases on various projects in the U.S. (approximately $13.0 million). Our third quarter 2014 results were impacted by cost increases on a pipe fabrication project (approximately $12.0 million) sold in 2010 that was on hold until 2014. Our year-to-date 2015 results were impacted by the aforementioned third quarter results, as well as lower revenue volume, a lower margin mix on our pipe fabrication backlog, cost increases on a project in the U.S. (approximately $12.0 million) during the first half of 2015, and a foreign exchange loss (approximately $11.0 million) associated with the re-measurement of certain non-U.S. Dollar denominated net assets during the first quarter 2015. Our year-to-date 2014 results were impacted by the aforementioned third quarter 2014 results, as well as savings on various low temperature and cryogenic storage tank projects in the U.S. and Asia Pacific region (approximately

$15.0 million) and a temporary underutilization of our pipe fabrication capacity in the first half of 2014 due to customer delays (approximately $28.0 million).
Technology
New Awards—New awards were $97.5 million for the third quarter 2015, compared with $82.3 million for the corresponding 2014 period. New awards for the first nine months of 2015 were $255.6 million, compared with $312.1 million for the corresponding 2014 period. Awards for the third quarter and year-to-date 2015 periods primarily included refining and petrochemical catalysts in North America and Africa. Awards for the third quarter and year-to-date 2014 periods primarily included refining and petrochemical catalysts and petrochemical licensing throughout the world.
Revenue—Revenue was $118.3 million for the third quarter 2015, representing an increase of $28.4 million (32%) compared with the corresponding 2014 period. Revenue for the first nine months of 2015 was $310.6 million, representing an increase of $15.7 million (5%) compared with the corresponding 2014 period. Our third quarter and year-to-date 2015 results benefited from higher catalyst volume.
Income from Operations—Income from operations for the third quarter 2015 was $31.9 million (27.0% of revenue), compared with $38.6 million (42.9% of revenue) for the corresponding 2014 period. Income from operations for the first nine months of 2015 was $116.7 million (37.6% of revenue), compared with $110.5 million (37.5% of revenue) for the corresponding 2014 period. The decrease in absolute dollars and as a percentage of revenue for the third quarter 2015 was due to a lower margin mix of work and lower equity earnings. The increase in absolute dollars for the year-to-date 2015 period was primarily attributable to a gain (approximately $7.5 million) associated with the contribution of a technology to our unconsolidated CLG joint venture during the first quarter 2015.
Capital Services
New Awards—New awards were $654.3 million for the third quarter 2015, compared with $527.3 million for the corresponding 2014 period. Significant new awards for the third quarter 2015 included power plant services in the U.S. (approximately $125.0 million), world-wide military installation fuel services for the U.S. Federal Government (approximately $100.0 million), work for the Rapid Disaster Infrastructure Response Program of the U.S. Army Corps of Engineers (approximately $60.0 million), chemical plant operations and maintenance work in the U.S. (approximately $60.0 million), and site construction for a hydrotreater in the U.S. (approximately $45.0 million). Significant new awards for the third quarter 2014 included power and petrochemical facility maintenance work in the U.S. (approximately $130.0 million combined), oversight of decommissioning and demolition at a Department of Energy facility, scope increases on base operations support contracts, and increased environmental remediation work at Department of Defense facilities.
New awards for the first nine months of 2015 were $2.1 billion, compared with $2.7 billion for the corresponding 2014 period. The nine month 2015 period included the aforementioned third quarter 2015 awards, and awards during the first half of 2015, including refinery maintenance services in the U.S. and Canada (approximately $310.0 million combined), power plant services in the U.S. (approximately $250.0 million), refinery maintenance services in South America (approximately $120.0 million), scope increases on a chemical plant expansion project in the U.S. (approximately $115.0 million), and coking unit services in Canada (approximately $50.0 million). The nine month 2014 period included the aforementioned third quarter 2014 awards, and awards during the first half of 2014, including power plant services in the U.S. (approximately $800.0 million), power facility modification work in the U.S. (approximately $120.0 million), a chemical plant services project in the U.S. (approximately $110.0 million), an earthworks and soil stabilization project in the U.S. (approximately $100.0 million), environmental monitoring services in the U.S. (approximately $60.0 million), and environmental remediation services in the U.S. (approximately $35.0 million).
Revenue—Revenue was $616.8 million for the third quarter 2015, representing an increase of $34.8 million (6%) compared with the corresponding 2014 period. Revenue for the first nine months of 2015 was $1.8 billion, representing an increase of $166.2 million (10%), compared with the corresponding 2014 period. Our third quarter and year-to-date 2015 results benefited from increased plant maintenance and chemical plant services revenue in the U.S. (approximately $30.0 million and $140.0 million, respectively).
Income from Operations—Income from operations for the third quarter 2015 was $24.1 million (3.9% of revenue), compared with $29.0 million (5.0% of revenue) for the corresponding 2014 period. Income from operations for the first nine months of 2015 was $49.0 million (2.8% of revenue), compared with $54.9 million (3.4% of revenue) for the corresponding 2014 period. The decrease in absolute dollars and as a percentage of revenue for the third quarter 2015 was due to a lower margin mix of work, partly offset by continuing benefits from previously implemented and ongoing cost reduction initiatives. Our year-to-date 2015 results were impacted by the aforementioned third quarter results and reserves established during the second quarter 2015 for two uncollectible receivables (approximately $7.0 million), partly offset by higher revenue volume and continuing benefits from previously implemented cost reduction initiatives.

LIQUIDITY AND CAPITAL RESOURCES
General
Cash and Cash Equivalents—At September 30, 2015, our cash and cash equivalents were $423.9 million, and were maintained in local accounts throughout the world, substantially all of which were maintained outside The Netherlands, our country of domicile. With the exception of $293.4 million of cash and cash equivalents within our variable interest entities (“VIEs”) associated with our partnering arrangements, which is generally only available for use in our operating activities when distributed to the partners, we are not aware of any material restrictions on our cash and cash equivalents.
With respect to tax consequences associated with repatriating our foreign earnings, distributions from our European Union (“EU”) subsidiaries to their Netherlands parent companies are not subject to taxation. Further, for our non-EU companies and their subsidiaries and our U.S. companies, to the extent taxes apply, the amount of permanently reinvested earnings becomes taxable upon repatriation of assets from the subsidiary or liquidation of the subsidiary. We have accrued taxes on undistributed earnings that we intend to repatriate, and we intend to permanently reinvest the remaining undistributed earnings in their respective businesses, and accordingly, have accrued no taxes on such amounts.
Summary of Cash Flow Activity
Operating Activities—During the first nine months of 2015, net cash used in operating activities was $173.4 million, primarily resulting from cash generated from earnings (excluding the $1.2 billion non-cash charge resulting from the Agreement to sell our Nuclear Operations), offset by a net change of $982.5 million in our accounts receivable, inventory, accounts payable and net contracts in progress account balances (collectively “Contract Capital”). During the third quarter 2015, net cash provided by operating activities was $21.3 million, primarily resulting from cash generated from earnings (excluding the aforementioned non-cash charge for our Nuclear Operations), partly offset by a net change in Contract Capital of $251.8 million. The components of our net Contract Capital balances at September 30, 2015 and December 31, 2014, and changes during the nine months ended September 30, 2015, were as follows:

(In thousands)	September 30, 2015 (3)	December 31, 2014	Change
Billings in excess of costs and estimated earnings (1)	$(1,861,664)	$(1,426,728)	$(434,936)
Margin fair value liability for acquired contracts (2)	(472,625)	(558,760)	86,135
Total billings in excess of costs and estimated earnings	$(2,334,289)	$(1,985,488)	$(348,801)
Total costs and estimated earnings in excess of billings (1)	1,906,472	774,644	1,131,828
Contracts in progress, net	$(427,817)	$(1,210,844)	$783,027
Accounts receivable, net	1,464,212	1,306,567	157,645
Inventory	299,266	286,155	13,111
Accounts payable	(1,228,183)	(1,256,854)	28,671
Contract Capital, net	$107,478	$(874,976)	$982,454

(1)
Represents our cash position relative to revenue recognized on projects, with (i) billings in excess of costs and estimated earnings representing a liability reflective of future cash expenditures and non-cash earnings, and (ii) costs and estimated earnings in excess of billings representing an asset reflective of future cash receipts.

(2)
Represents a margin fair value liability associated with long-term contracts acquired in connection with the acquisition of The Shaw Group Inc. on February 13, 2013 (the “Acquisition Closing Date”). The margin fair value liability was approximately $745.5 million at the Acquisition Closing Date and is recognized as revenue on a percentage of completion basis as the applicable projects progress.

(3)
For comparability between periods, the balances at September 30, 2015 do not reflect the reclass of Contract Capital of the Nuclear Operations to assets and liabilities held for sale on our Balance Sheet as a result of the Agreement to sell our Nuclear Operations discussed in Note 4 to our Financial Statements. Specifically, the balances exclude the impact of reclassifying $1.2 billion of costs and estimated earnings in excess of billings, $135.4 million of net accounts receivable and $2.6 million of inventory to assets held for sale on our Balance Sheet and $46.6 million of billings in excess of costs and estimated earnings, $458.7 million of margin fair value liability and $209.0 million of accounts payable to liabilities held for sale on our Balance Sheet.

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
The $982.5 million decline in our Contract Capital liability during the first nine months of 2015 was primarily due to an $86.1 million decrease in the margin fair value liability discussed above, a $991.7 million increase in the net Contract Capital asset position on our two large U.S. nuclear projects (exclusive of the margin fair value liability), and a $95.3 million increase in our net Contract Capital liability position on our remaining backlog. The Contract Capital position on our U.S. nuclear projects continues to be impacted by the timing of achievement of billing milestones. The increase in our Contract Capital liability position for the remainder of our backlog was primarily due to the net impact of payments in advance of performing work on our large projects and the timing of accounts receivable billings and collections. We anticipate future quarterly variability in our operating cash flows due to ongoing fluctuations in our Contract Capital balance, including a potential increase in Contract Capital of up to approximately $300.0 million during the fourth quarter 2015 related to the U.S. nuclear projects prior to the closing date of the sale of our Nuclear Operations.
Excluding the impact of negative operating cash flows related to the Nuclear Operations, cash flows from operating activities during the first nine months of 2015 were approximately $707.0 million. We believe our anticipated future operating cash flows and capacity under our revolving and other credit facilities will be sufficient to finance our capital expenditures, settle our commitments and contingencies and address our working capital needs for the foreseeable future.
Investing Activities—During the first nine months of 2015, net cash used in investing activities was $317.9 million, primarily related to net advances of $218.1 million to our venture partners by our proportionately consolidated ventures (see Note 7 to our Financial Statements for further discussion) and capital expenditures of $93.5 million. We will continue to evaluate and selectively pursue other opportunities for additional expansion of our business through the acquisition of complementary businesses and technologies. These acquisitions may involve the use of cash or may require further debt or equity financing.
Financing Activities—During the first nine months of 2015, net cash provided by financing activities was $621.9 million, primarily related to long term-borrowings of $700.0 million, net revolving facility and other short-term borrowings of $338.3 million, net advances from our proportionately consolidated ventures of $184.0 million (see Note 7 to our Financial Statements for further discussion) and cash proceeds from the issuance of shares associated with our stock plans of $15.7 million. These cash inflows were partly offset by repayments on our long-term debt of $354.5 million, share repurchases totaling $210.7 million (4.5 million shares at an average price of $47.04 per share), including $198.1 million to purchase shares of our outstanding common stock and $12.7 million to repurchase shares associated with stock-based compensation-related withholding taxes on taxable share distributions, distributions to our noncontrolling interest partners of $28.7 million and dividends paid to our shareholders of $22.5 million.
Effect of Exchange Rate Changes on Cash and Cash Equivalents—During the first nine months of 2015, our cash and cash equivalents balance decreased by $58.0 million due to the impact of changes in functional currency exchange rates against the U.S. Dollar for non-U.S. Dollar cash balances, primarily the change in the Australian Dollar and Euro exchange rates. The net unrealized loss on our cash and cash equivalents resulting from these exchange rate movements is reflected in the cumulative translation adjustment component of OCI. Our cash and cash equivalents held in non-U.S. Dollar currencies are used primarily for project-related and other operating expenditures in those currencies, and therefore, our exposure to realized exchange gains and losses is not anticipated to be material.
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
Committed Facilities—We have a five-year, $1.35 billion, committed and unsecured revolving facility (the “Revolving Facility”) with Bank of America (“BofA”), as administrative agent, and BNP Paribas Securities Corp., BBVA Compass, Credit Agricole Corporate and Investment Bank (“Credit Agricole”) and The Royal Bank of Scotland plc, each as syndication agents, which expires in October 2018. The Revolving Facility was amended on July 8, 2015 to remove the $675.0 million borrowing sublimit while maintaining a $270.0 million financial letter of credit sublimit. In conjunction with the sale of our Nuclear Operations, the Revolving Facility was amended to reset our financial and restrictive covenants which resulted in a maximum leverage ratio of 3.25, a minimum fixed charge coverage ratio of 1.75, and a minimum net worth level calculated as $1.6 billion at September 30, 2015. The Revolving Facility also includes customary restrictions regarding subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, and mergers and acquisitions, and includes a trailing twelve-month limitation of $250.0 million for dividend payments and share repurchases if our leverage ratio exceeds 1.50 (unlimited if our leverage ratio is equal to or below 1.50), among other restrictions. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. The interest, commitment fee, and letter of credit fee percentages are based upon our quarterly leverage ratio. In the event we borrow funds under the facility, interest is assessed at either prime plus an applicable floating margin (3.25% and 0.50%, respectively at September 30, 2015), or LIBOR plus an applicable floating margin (0.19% and 1.50%, respectively at September 30, 2015). At September 30, 2015, we had $180.0 million of outstanding borrowings under the facility and $201.6 million of outstanding letters of credit under the facility (none of which were financial letters of credit), providing $968.4 million of available capacity. During the first nine months of 2015, our weighted average interest rate on borrowings under the facility was approximately 1.8%, inclusive of the applicable floating margin.
We have a five-year, $800.0 million, committed and unsecured revolving credit facility (the “Second Revolving Facility”) with BofA, as administrative agent, and BNP Paribas Securities Corp., BBVA Compass, Credit Agricole and Bank of Tokyo Mitsubishi UFJ, each as syndication agents, which expires in July 2020. The Second Revolving Facility was amended on July 8, 2015 to increase the overall capacity from the previous capacity of $650.0 million, extend the expiration date from the previous expiration of February 2018, remove the $487.5 million borrowing sublimit, and provide a financial letter of credit sublimit of $50.0 million. The Second Revolving Facility supplements our Revolving Facility, and has financial and restrictive covenants similar to those noted above for the Revolving Facility. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. The interest, commitment fee, and letter of credit fee percentages are based upon our quarterly leverage ratio. In the event we borrow funds under the facility, interest is assessed at either prime plus an applicable floating margin (3.25% and 0.50% at September 30, 2015), or LIBOR plus an applicable floating margin (0.19% and 1.50% at September 30, 2015). At September 30, 2015, we had no outstanding borrowings and $18.4 million of outstanding letters of credit under the facility (including $4.0 million of financial letters of credit), providing $781.6 million of available capacity. During the first nine months of 2015, our weighted average interest rate on borrowings under the facility was approximately 3.8%, inclusive of the applicable floating margin.
Uncommitted Facilities—We also have various short-term, uncommitted letter of credit and borrowing facilities (the “Uncommitted Facilities”) across several geographic regions of approximately $3.9 billion, of which $440.0 million may be utilized for borrowings ($439.6 million at September 30, 2015, net of letter of credit utilization of $0.4 million under certain facilities). At September 30, 2015, we had $323.0 million of outstanding borrowings and $1.2 billion of outstanding letters of credit under these facilities, providing $2.4 billion of available capacity, of which $116.6 million may be utilized for borrowings. During the first nine months of 2015, our weighted average interest rate on borrowings under the facility was approximately 1.2%.
Term Loans—At September 30, 2015, we had $475.0 million outstanding on our four-year, $1.0 billion unsecured term loan (the “Term Loan”) with BofA as administrative agent. Interest and principal under the Term Loan is payable quarterly in arrears and bears interest at LIBOR plus an applicable floating margin (0.19% and 1.50%, respectively at September 30, 2015). However, we continue to utilize an interest rate swap to hedge against $378.8 million of the outstanding $475.0 million Term Loan, which resulted in a weighted average interest rate of approximately 2.0% during the first nine months of 2015, inclusive of the applicable floating margin. Future annual maturities for the Term Loan are $25.0 million, $150.0 million and $300.0 million for the remainder of 2015, 2016 and 2017, respectively. The Term Loan includes financial and restrictive covenants similar to those noted above for the Revolving Facility.
On July 8, 2015, we entered into a $500.0 million term loan (the “Second Term Loan”). The Second Term Loan required that $275.0 million of the loan proceeds be utilized to prepay a portion of the 2017 principal due on the Term Loan. Interest and principal under the Second Term Loan is payable quarterly in arrears beginning in June 2017 and bears interest at LIBOR plus an applicable floating margin (rates are equivalent to the Term Loan). During the first nine months of 2015, our weighted average interest rate on the Second Term was approximately 1.7%, inclusive of the applicable floating margin. Future annual maturities for the Second Term Loan are $56.3 million, $75.0 million, $75.0 million and $293.8 million for 2017, 2018, 2019, and 2020, respectively. The Second Term Loan has financial and restrictive covenants similar to those noted above for the Revolving Facility.
Senior Notes—We have a series of senior notes totaling $800.0 million in the aggregate (the “Senior Notes”), with Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Credit Agricole, as administrative agents. The Senior Notes have financial and restrictive covenants similar to those noted above for the Revolving Facility. The Senior Notes include Series A through D, which contain the following terms:

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

On July 30, 2015, we issued senior notes totaling $200.0 million (the “Second Senior Notes”), with Bank of America, N.A. as administrative agent. Interest is due semi-annually at a fixed rate of 4.53%, with principal of $200.0 million due in July 2025. The Second Senior Notes have financial and restrictive covenants similar to those noted above for the Revolving Facility.
Other Long-Term Debt—At September 30, 2015, we also had $40.7 million outstanding on a $48.1 million six-year secured (construction equipment) term loan. Interest and principal under the loan is payable monthly in arrears and bears interest at 3.26%. Future annual maturities are $1.5 million, $6.2 million, $6.4 million, $6.6 million, $6.8 million and $13.1 million for the remainder of 2015, 2016, 2017, 2018, 2019 and 2020, respectively.
Compliance and Other—During the first nine months of 2015, maximum outstanding borrowings under our revolving credit and other facilities were approximately $1.1 billion. In addition to providing letters of credit, we also issue surety bonds in the ordinary course of business to support our contract performance. At September 30, 2015, we had $732.5 million of outstanding surety bonds.
At September 30, 2015, we were in compliance with all of our restrictive and financial covenants associated with our debt and revolving credit and other facilities, with a leverage ratio of 2.08, a fixed charge coverage ratio of 5.70, and net worth of $2.1 billion. Our ability to remain in compliance with our lending facilities could be impacted by circumstances or conditions beyond our control, including, but not limited to, the delay or cancellation of projects, changes in foreign currency exchange or interest rates, performance of pension plan assets, or changes in actuarial assumptions. Further, we could be impacted if our customers experience a material change in their ability to pay us or if the banks associated with our lending facilities were to cease or reduce operations, or if there is a full or partial break-up of the EU or its currency, the Euro.
Other
We believe our cash on hand, cash generated from operations, amounts available under our Revolving Facility and Second Revolving Facility (collectively, “Committed Facilities”) and Uncommitted Facilities, and other external sources of liquidity, such as the issuance of debt and equity instruments, will be sufficient to finance our capital expenditures, settle our commitments and contingencies (as more fully described in Note 12 to our Financial Statements) and address our working capital needs for the foreseeable future. However, there can be no assurance that such funding will continue to be available, as our ability to generate cash flows from operations and our ability to access funding under our Committed Facilities and Uncommitted Facilities at reasonable terms, may be impacted by a variety of business, economic, legislative, financial and other factors, which may be outside of our control.
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
Revenue Recognition
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
Goodwill
Goodwill Summary and Reporting Units—At September 30, 2015, our goodwill balance was $3.7 billion. Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually at a reporting unit level, absent any indicators of impairment. We perform our annual impairment assessment during the fourth quarter of each year based upon balances as of October 1. At December 31, 2014, we had the following seven reporting units within our four operating groups, which represent our reportable segments:

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
Reporting Unit Realignment—During the first quarter 2015, we realigned our four operating groups, which represent our reportable segments, as discussed further in Note 16 to our Financial Statements, and in connection therewith, we realigned our reporting units, and accordingly, we currently have the following eight reporting units within our four realigned operating groups:

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

Goodwill Impairment—As discussed further in Note 4 and Note 6 to our Financial Statements, as a result of the Agreement to sell our Nuclear Operations, we classified the assets and liabilities of our Nuclear Operations as held for sale at September 30, 2015. Our Nuclear Operations are included within our Engineering & Construction operating group and were part of our Power reporting unit prior to the Agreement. Accordingly, in conjunction with the Agreement and classification of our Nuclear Operations as held for sale, we allocated the Power reporting unit’s goodwill between our Nuclear Operations and the remaining portion of the Power reporting unit after removal of the Nuclear Operations (“Retained Power Operations”), based on their relative fair values. Further, the Retained Power Operations became our Power reporting unit.
The fair value of the Nuclear Operations was determined based on the Estimated Sales Proceeds. The fair value of the Retained Power Operations was determined on a basis consistent with the basis used for our annual impairment assessment discussed in Note 2 to our Financial Statements. Based on the aforementioned, the net book value of the Nuclear Operations (after allocating goodwill) exceeded its fair value, and accordingly, we concluded that the carrying value of its goodwill was impaired. We also performed a quantitative assessment of goodwill for the Retained Power Operations and determined that the net book value of the Retained Power Operations (after allocating goodwill) exceeded its fair value, and accordingly, we concluded that the carrying value of its goodwill was partially impaired. The amount of goodwill impairment charge for the Retained Power Operations was determined by comparing the carrying value of its goodwill with its implied fair value. As a result of the aforementioned, during the third quarter 2015, we recorded a non-cash goodwill impairment charge of approximately $453.1 million, of which approximately $191.0 million related to the Nuclear Operations and approximately $262.1 million related to the Retained Power Operations. Accordingly, at September 30, 2015, the adjusted carrying value of goodwill for the Nuclear Operations held for sale and the Retained Power Operations was zero and approximately $1.5 billion, respectively, and the fair value of the Power reporting unit approximated its net book value. The impairment charge is included in “goodwill impairment” in our Statement of Operations.
During the first nine months of 2015, no other indicators of goodwill impairment were identified for any of our reporting units. If, based on future assessments our goodwill is deemed to be impaired, the impairment would result in a charge to earnings in the period of impairment.
Determination of Reporting Unit Fair Values—To determine the fair value of our reporting units and test for impairment, we utilized an income approach (discounted cash flow method) as we believe this is the most direct approach to incorporate the specific economic attributes and risk profiles of our reporting units into our valuation model. This is consistent with the methodology used to determine the fair value of our reporting units in previous years. We generally do not utilize a market approach given the lack of relevant information generated by market transactions involving comparable businesses. The discounted cash flow methodology is based, to a large extent, on assumptions about future events, which may or may not occur as anticipated, and such deviations could have a significant impact on the calculated estimated fair values of our reporting units. These assumptions include, but are not limited to, estimates of discount rates, future growth rates, and terminal values for each reporting unit. The discounted cash flow analysis for our realigned reporting units tested in the first quarter 2015 included forecasted cash flows over a seven-year forecast period (2015 through 2021), with our 2015 business plan used as the basis for our 2015 projections. The discounted cash flow analysis for our Power reporting unit tested in the third quarter 2015 included forecasted cash flows over a seven-year forecast period (2016 through 2022), with our 2016 business plan used as the basis for our 2016 projections. These forecasted cash flows took into consideration historical and recent results, the reporting unit’s backlog and near term prospects, and management’s outlook for the future. A terminal value was also calculated using a terminal value growth assumption to derive the annual cash flows after the discrete forecast period. A reporting unit specific discount rate was applied to the forecasted cash flows and terminal cash flows to determine the discounted future cash flows, or fair value, of each reporting unit.
Additional Reporting Unit Disclosures—Further discussion regarding the fair values of the Federal Services and Facilities & Plant Services reporting units (as a result of the first quarter realignment of our reporting units) and the Power reporting unit (as a result of the third quarter impairment) is below.

•
Federal Services—Goodwill associated with the Federal Services reporting unit was approximately $189.0 million at January 1, 2015, and the fair value of the reporting unit exceeded its net book value by approximately 38% at the first quarter assessment date. Key assumptions used in deriving the reporting unit’s fair value included a discount rate of 11.5%; an earnings before interest, taxes, depreciation and amortization (“EBITDA”) compound annual growth rate (“CAGR”) of approximately 9% from 2015 through 2021; and a terminal growth rate of 2.5%.

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

•
Facilities & Plant Services—Goodwill associated with the Facilities & Plant Services reporting unit was approximately $695.0 million at January 1, 2015, and the fair value of the reporting unit exceeded its net book value by approximately 14% at the first quarter assessment date. Key assumptions used in deriving the reporting unit’s fair value included a discount rate of 10%; an EBITDA CAGR of approximately 8% from 2015 through 2021; and a terminal growth rate of 2.5%.

The Facilities & Plant Services reporting unit provides maintenance and modifications services to power and industrial facilities, environmental engineering and remediation, infrastructure EPC services, program management, and disaster response and recovery for private sector customers and state and local governments. The reporting unit is partially reliant upon securing and maintaining long-term power and industrial maintenance contracts, which often include services for multiple facilities for a single customer. The contracts often cover three to five year periods and are subject to periodic renewal. The reporting unit’s forecast and growth assumptions include 1) maintaining these significant contracts (or replacing them with similar contracts), 2) expanding the reporting unit’s maintenance services outside the U.S. utilizing CB&I’s international footprint, 3) growth in construction, global coastal marine and environmental services, 4) continued participation in the new awards of other reporting units (“Pull-Through Services”), and 5) growth in craft services related to decommissioning activities associated with the retirement of North American power generation plants. Accordingly, the fair value of the Facilities & Plant Services reporting unit could be negatively impacted by the loss of a key customer relationship, lower than anticipated international expansion, lower than anticipated growth in global coastal marine, environmental, construction and decommissioning services, and reduced demand for Pull-Through Services due to delays in the award of large contracts for other reporting units. The fair value of the reporting unit could be positively impacted by a faster than expected international expansion (including a further diversification of associated services), new key customer relationships, and a larger than anticipated market share of construction and decommissioning activities.

•
Power—Goodwill associated with the Power reporting unit was approximately $1.5 billion at September 30, 2015, and the fair value of the reporting unit approximated its net book value due the impairment charge recorded during the third quarter 2015 discussed further above. Key assumptions used in deriving the reporting unit’s fair value included a discount rate of 12%; an EBITDA CAGR of approximately 25% from 2016 through 2022; and a terminal growth rate of 2.5%.

The Power reporting unit provides design, engineering, procurement and construction (“EPC”) services, construction management, and consulting services to the fossil power generation industries. The reporting units forecast and growth assumptions include 1) continued North American growth in the EPC of gas-fired power generation plants and 2) the EPC of NetPower plants, a zero emissions power plant being developed as part of a joint venture with Exelon and 8 Rivers Capital. Accordingly, the fair value of the Power reporting unit could be negatively impacted by 1) lower than anticipated demand for power generation in general, including a reduction in the number of anticipated gas-fired power generation plants in North America and 2) less than anticipated success with respect to the development and acceptance of NetPower plants. The fair value of the reporting unit could be positively impacted by faster than expected growth in gas-fired power generation in North America, higher than anticipated market share in the North American gas-fired market, better than anticipated success and demand for NetPower facilities, international expansion, and Pull-Through Services.
See Note 6 to our Financial Statements for further discussion regarding goodwill.
Other Long-Lived Assets
We amortize our finite-lived intangible assets on a straight-line basis with lives ranging from 3 to 20 years, absent any indicators of impairment. We review tangible assets and finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, the estimated future cash flow associated with the asset or asset group will be compared to the asset’s carrying amount to determine if an impairment exists. During the third quarter 2015, we recorded a $79.1 million impairment charge related to customer relationship and tradename intangible assets as a result of the Agreement to sell our Nuclear Operations described further in Note 4 and Note 6 to our Financial Statements. The impairment was based on a comparison of the carrying value of the intangible assets to their fair value (indicated by the Estimated Sales Proceeds), which resulted in an impairment of all intangible assets of the Nuclear Operations. The impairment charge is included in “loss on assets held for sale and intangible assets impairment” in our Statement of Operations and relates to our Engineering and Construction operating group. We noted no other indicators of impairment during the first nine months of 2015. See Note 6 to our Financial Statements for further discussion regarding other intangible assets.
Income Taxes
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
On a periodic and ongoing basis we evaluate our DTAs and assess the appropriateness of our valuation allowances (“VA”). In assessing the need for a VA, we consider both positive and negative evidence related to the likelihood of realization of the DTAs. If, based on the weight of available evidence, our assessment indicates that it is more likely than not that a DTA will not be realized, we record a VA. Our assessments include, among other things, the value and quality of our backlog, evaluations of existing and anticipated market conditions, analysis of recent and historical operating results and projections of future results, strategic plans and alternatives for associated operations, as well as asset expiration dates, where applicable. If the factors upon which we based our assessment of realizability of our DTAs differ materially from our expectations, including future operating results being lower than our current estimates, our future assessments could be impacted and result in an increase in VA and increase in tax expense.
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
Insurance
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
Partnering Arrangements
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
Financial Instruments
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

•
Interest Rate Derivatives—At September 30, 2015, we continued to utilize a swap arrangement to hedge against interest rate variability associated with $378.8 million of our outstanding $475.0 million Term Loan. The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Loan at inception and through September 30, 2015. Accordingly, changes in the fair value of the swap arrangement are included in AOCI until the associated underlying exposure impacts our earnings.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk—We are exposed to market risk associated with changes in foreign currency exchange rates, which may adversely affect our results of operations and financial condition. One form of exposure to fluctuating exchange rates relates to the effects of translating financial statements of foreign operations (primarily Australian Dollar, British Pound, Canadian Dollar, Colombian Peso and Euro denominated) into our reporting currency, which are recognized as a cumulative translation adjustment in AOCI. The change in the currency translation adjustment component of AOCI during the nine months ended September 30, 2015 was a loss totaling $57.2 million, net of tax, primarily resulting from movements in the Australian Dollar, British Pound, Canadian Dollar and Euro exchange rates against the U.S. Dollar. We generally do not hedge our exposure to potential foreign currency translation adjustments.
We do not engage in currency speculation; however, we utilize foreign currency exchange rate derivatives on an ongoing basis to hedge against certain foreign currency related operating exposures. We generally seek hedge accounting treatment for contracts used to hedge operating exposures and designate them as cash flow hedges. Therefore, gains and losses, exclusive of credit risk and forward points, are included in AOCI until the associated underlying operating exposure impacts our earnings. Changes in the fair value of (1) credit risk and forward points, (2) instruments deemed ineffective during the period, and (3) instruments that we do not designate as cash flow hedges, are recognized within cost of revenue and were not material during the three and nine months ended September 30, 2015.
At September 30, 2015, the notional value of our outstanding forward contracts to hedge certain foreign currency exchange-related operating exposures was $51.4 million, including net foreign currency exchange rate exposure associated with the purchase of U.S. Dollars ($13.2 million), Japanese Yen ($12.9 million), British Pounds ($10.8 million), Euros ($8.6 million), Kuwaiti Dinars ($5.8 million) and Singapore Dollars ($0.1 million). The total net fair value of these contracts was a loss of approximately $3.5 million at September 30, 2015. The potential change in fair value for our outstanding contracts resulting from a hypothetical ten percent change in quoted foreign currency exchange rates would have been approximately

$1.8 million and $14.4 million at September 30, 2015 and December 31, 2014, respectively. This potential change in fair value of our outstanding contracts would be offset by the change in fair value of the associated underlying operating exposures.
Interest Rate Risk—At September 30, 2015, we continued to utilize an interest rate swap to hedge against interest rate variability associated with $378.8 million of our outstanding $475.0 million Term Loan. The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Loan at inception and through September 30, 2015. Accordingly, changes in the fair value of the interest rate swap are recognized in AOCI. The total net fair value of the contract was a loss of approximately $0.8 million at September 30, 2015. The potential change in fair value for our interest rate swap resulting from a hypothetical one percent change in the LIBOR rate would have been approximately $3.8 million and $6.9 million at September 30, 2015 and December 31, 2014, respectively.
Other—The carrying values of our accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. At September 30, 2015, the fair value of our Term Loan and Second Term Loan, based upon the current market rates for debt with similar credit risk and maturity, approximated carrying value as interest is based upon LIBOR plus an applicable floating margin. Our Senior Notes are categorized within level 2 of the valuation hierarchy and had a total fair value of approximately $786.9 million and $785.1 million at September 30, 2015 and December 31, 2014, respectively, based on current market rates for debt with similar credit risk and maturities. Our Second Senior Notes, issued on July 30, 2015, are categorized within level 2 of the valuation hierarchy and had a total fair value of approximately $201.7 million at September 30, 2015 based on the current market rates for debt with similar credit risk and maturities. See Note 10 to our Financial Statements for additional discussion of our financial instruments.
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
Changes in Internal Control—There were no changes in our internal controls over financial reporting that occurred during the third quarter 2015, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Over the past several decades and through September 30, 2015, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 5,800 plaintiffs and, of those claims, approximately 1,200 claims were pending and 4,600 have been closed through dismissals or settlements. Over the past several decades and through September 30, 2015, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount of approximately two thousand dollars per claim. We review each case on its own merits and make accruals based upon the probability of loss and our estimates of the amount of liability and related expenses, if any. While we have seen an increase in the number of recent filings, especially in one specific venue, we do not believe that the increase or any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow, and at September 30, 2015, we had approximately $5.5 million accrued for liability and related expenses. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that we may expect to recover because of the variability in coverage amounts, limitations and deductibles, or the viability of carriers, with respect to our insurance policies for the years in question.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Stock Repurchases—The following table summarizes the number of shares repurchased during the third quarter 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)(2)
	(a)	(b)	(c)	(d)
7/1/2015 - 7/31/2015	4,094	$47.65	4,094	6,378
8/1/2015 - 8/31/2015	—	$—	—	6,378
9/1/2015 - 9/30/2015	42	$37.28	42	6,336
Total	4,136	$47.54	4,136	6,336

(1)	Table does not include shares withheld for tax purposes or forfeitures under our equity plans.

(2)
On May 6, 2015, our shareholders authorized us to repurchase up to 10% of our issued share capital (or approximately 10.5 million shares based on the number of shares currently outstanding) through November 6, 2016. However, the number of shares repurchased in the future, if any, and the timing and manner of any repurchases are determined by us in light of prevailing market conditions, our available resources and other factors, including those discussed elsewhere in this Quarterly Report on Form 10-Q.

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

(2)
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iii) the Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, (v) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2015 and 2014, and (vi) the Notes to Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chicago Bridge & Iron Company N.V.
		By:	Chicago Bridge & Iron Company B.V.
		Its:	Managing Director

Date:	November 5, 2015	By:	/s/ Michael S. Taff
Michael S. Taff
Managing Director
(Principal Financial Officer and Duly Authorized Officer)