Form 10-K
period 2015-12-31
CHICAGO BRIDGE & IRON CO N V
filed 2016-02-26
CIK 1027884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
Aggregate market value of common stock held by non-affiliates, based on a New York Stock Exchange closing price of $50.04 as of June 30, 2015 was approximately $5.4 billion.
The number of shares outstanding of the registrant’s common stock as of February 17, 2016 was 104,604,468.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the 2016 Proxy Statement for the annual general meeting of shareholders to be held May 4, 2016 Part III

CHICAGO BRIDGE & IRON COMPANY N.V.

PART I
Item 1. Business
Founded in 1889, Chicago Bridge & Iron Company N.V. (“CB&I” or “the Company”), a Netherlands company, provides a wide range of services, including conceptual design, technology, engineering, procurement, fabrication, modularization, construction, commissioning, maintenance, program management and environmental services to customers in the energy infrastructure market throughout the world, and is a provider of diversified government services. Our stock trades on the New York Stock Exchange (“NYSE”) under the ticker symbol “CBI.” With more than a century of experience and approximately 42,000 employees worldwide, we capitalize on our global expertise and local knowledge to safely and reliably deliver projects virtually anywhere. At a given point in time, we have active projects in process in more than 70 countries.
Acquisitions
The Shaw Group Inc. (“Shaw”). As discussed in Note 4 within Item 8 “Financial Statements and Supplementary Data”, on February 13, 2013 (the “Acquisition Closing Date”), we acquired Shaw (the “Shaw Acquisition” or the “Acquisition”) for a gross purchase price of approximately $3.4 billion, comprised of approximately $2.9 billion in cash consideration and approximately $488.8 million in equity consideration. The cash consideration was funded using approximately $1.1 billion from existing cash balances of CB&I and Shaw on the Acquisition Closing Date, and the remainder was funded using debt financing. Shaw's unrestricted cash balance on the Acquisition Closing Date totaled approximately $1.2 billion, and accordingly, the cash portion of our purchase price, net of cash acquired, was approximately $1.7 billion and our total purchase price, net of cash acquired, was approximately $2.2 billion. Beginning on the Acquisition Closing Date, the results from the Shaw Acquisition were incorporated within our expanded operating groups, which represent our reportable segments, as described in the Segment Financial Information section below.
E-Gas. On May 17, 2013, we acquired a coal gasification technology (“E-Gas”) for cash consideration of approximately $60.8 million, primarily consisting of process technology intangible assets. This acquired business has been incorporated within our Technology operating group.
Dispositions
As discussed in Note 5 within Item 8, on October 27, 2015, we entered into an agreement (the “Agreement”) with Westinghouse Electric Company LLC (“WEC”) pursuant to which WEC acquired our nuclear power construction business, including the Nuclear Projects discussed further in Note 18 within Item 8 (collectively, “Nuclear Operations”). On December 31, 2015, we completed the sale for estimated transaction consideration of approximately $161.0 million, which will be received upon WEC’s substantial completion of the Nuclear Projects. The present value of the estimated consideration is approximately $143.0 million. As a result of the sale, during 2015, we recorded a non-cash pre-tax charge of approximately $1.5 billion (approximately $1.1 billion after tax) related to the impairment of goodwill (approximately $453.1 million) and intangible assets (approximately $79.1 million) and a loss on net assets sold (approximately $973.7 million).
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
Engineering & Construction. Engineering & Construction provides engineering, procurement and construction (“EPC”) services for major energy infrastructure facilities. Projects for this operating group include upstream and downstream process facilities for the oil and gas industry, such as refinery process units and petrochemical facilities, as well as Liquefied Natural Gas (“LNG”) liquefaction and regasification terminals, and fossil electric generating plants for the power generation industry. Customers include international energy companies such as AES, Chevron, ExxonMobil, Occidental Petroleum, and Sempra Energy; national energy companies such as Orpic (Oman); and regional energy companies in the United States (“U.S.”) such as Entergy and Freeport LNG.
Fabrication Services. Fabrication Services provides fabrication and erection of steel plate structures; fabrication of piping systems and process modules; manufacturing and distribution of pipe and fittings; and engineered products for the oil and gas, petrochemical, power generation, water and wastewater, mining and mineral processing industries. Projects for this operating group include above ground storage tanks, LNG and low temperature tanks, field erected pressure vessels and spheres, elevated water storage tanks and other specialty structures, process modules, fabrication of piping and structural steel, induction bending and module prefabrication and assembly. Customers include international energy companies such as Chevron, ChevronPhillips,

ConocoPhillips, Dow, ExxonMobil and Shell; international mining and mineral processing companies such as Alcoa and BHP; national energy companies such as ADNOC (UAE), KNPC (Kuwait) and Saudi Aramco (Saudi Arabia); regional refining, chemical, and gas processing companies such as Flint Hills Resources (U.S.), Suncor (U.S. and Canada) and Sunoco (U.S.); and regional terminal operators such as Enterprise (U.S.) and Kinder Morgan (U.S. and Canada).
Technology. Technology provides licensed process technologies and catalysts for use in petrochemical facilities and oil refineries, and offers process planning and project development services and a comprehensive program of aftermarket support. Technology has a 50% owned unconsolidated joint venture with Chevron (Chevron-Lummus Global or “CLG”) that provides licensed technologies, engineering services and catalysts, primarily for the refining industry. Technology also has a 33.3% owned unconsolidated joint venture with Exelon and 8 Rivers Capital that was formed for the purpose of developing, commercializing and monetizing a new natural gas power generation system that recovers essentially all the carbon dioxide produced during combustion. The joint venture is currently building a demonstration unit in Texas. Customers include international energy companies such as Chevron, Phillips 66, Reliance, Shell, TOTAL, and Valero; national energy companies such as Indian Oil (India), Pemex (Mexico), Saudi Aramco (Saudi Arabia), and Takreer (UAE); and regional energy companies such as Irving Oil (Canada) and Thai Oil (Thailand).
Capital Services. Capital Services provides comprehensive and integrated maintenance services, environmental engineering and remediation, infrastructure EPC services, program management, and disaster response and recovery for private-sector customers and governments. Private-sector customers include international chemical manufacturing companies such as Occidental Chemical; regional energy providers in the U.S. such as Entergy and Exelon; and regional refining, chemical, and gas processing companies in the U.S. such as Flint Hills Resources. Government customers include U.S. Federal departments and agencies such as the U.S. Department of Defense (“DOD”), U.S. Department of Energy (“DOE”), U.S. Environmental Protection Agency (“EPA”) and the U.S. Federal Emergency Management Agency (“FEMA”), as well as U.S. state and local governments.
Segment financial information by operating group can be found under “Results of Operations” within Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 19 within Item 8.
Competitive Strengths
Our core competencies, which we believe are significant competitive strengths, include:
Strong Health, Safety and Environmental (“HSE”) Performance. Because of our long and outstanding safety record, we are sometimes invited to bid on projects for which other competitors do not qualify. Our HSE performance also translates directly to lower costs and reduced risk to our employees, subcontractors and customers. According to the U.S. Bureau of Labor Statistics, the national Lost Workday Case Incidence Rate for construction companies similar to CB&I was 1.2 per 100 full-time employees for 2014 (the latest reported year), while our rates for 2014 and 2015 were only 0.03 per 100 employees and 0.01 per 100 employees, respectively. CB&I was awarded the 2015 Green Cross for Safety medal by the National Safety Council for our outstanding achievement in workplace safety. CB&I was the first company in our industry to earn this honor, which is one of the most prestigious safety awards a company can receive.
Worldwide Record of Excellence. We have an established record as a leader in the international engineering and construction industry by providing consistently superior project performance for more than a century.
Global Execution Capabilities. With a network of approximately 250 sales and operations offices around the world, established supplier relationships and available workforces, we have the ability to rapidly mobilize personnel, materials and equipment to execute projects in locations ranging from highly industrialized countries to some of the world’s most remote regions. Additionally, due primarily to our long-standing presence in numerous markets around the world, we have a prominent position as a local direct hire contractor in global energy and industrial markets.
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
Diversified Business Model. We are well-diversified in our offerings, end markets we serve and geographies where we operate. While remaining energy infrastructure focused, our diversity ranges from downstream activities such as gas processing, LNG, refining, and petrochemicals, to fossil based power plants and upstream activities such as offshore oil and gas and onshore oil sands projects. Our diversification is also manifested in the broad range of offerings to serve our end markets globally including, feasibility studies and consulting, technology licensing, front end engineering design, EPC, piping and modular fabrication, storage solutions, engineered products, specialized equipment, and operations, maintenance and environmental services. The diversity of our offerings improves our competitive positioning by allowing us to provide our customers with a fully-integrated platform for turnkey delivery, while retaining the flexibility to provide stand-alone offerings.
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
Growth Strategy
We anticipate that our near-term growth will primarily be derived organically from our competitive positioning in existing end markets as one of the most complete energy infrastructure focused companies in the world. Through our fully integrated offerings, we have the ability to provide technology, engineering, procurement, fabrication, construction, maintenance, and associated services. Our ability to grow is underpinned by our capacity to compete for and execute the largest energy infrastructure projects globally while maintaining the agility to pursue stand-alone opportunities that generate a strong base of work. Our competitive positioning is further supported by our superior record of project execution coupled with selectivity in the developments we pursue and our partnering arrangements. On an opportunistic and strategic basis, we may pursue further growth through selective acquisitions of additional businesses, technologies, or assets that expand or complement our current portfolio of services and meet our stringent acquisition criteria.
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
Our significant customers are primarily in the hydrocarbon and power generation industries and include major petroleum and petrochemical companies (see the “Segment Financial Information” section above for a representative listing of our customers by operating group). We have longstanding relationships with many of our significant customers; however, we are not dependent upon any single customer on an ongoing basis and do not believe the loss of any single customer would have a material adverse effect on our business. For 2015, 2014, and 2013 revenue from our LNG mechanical erection and tank projects in the Asia Pacific region for Gorgon LNG was approximately $1.6 billion (approximately 13% of our total 2015 revenue), $2.0 billion (approximately 15% of our total 2014 revenue), and $1.2 billion (approximately 11% of our total 2013 revenue), respectively.
Backlog
New awards represent the expected revenue value of new contract commitments received during a given period, as well as scope growth on existing commitments. Backlog represents the unearned value of our new awards. New awards and backlog include the entire award values for joint ventures we consolidate and our proportionate share of award values for joint ventures we proportionately consolidate. New awards and backlog also include our pro-rata share of the award values for unconsolidated joint ventures we account for under the equity method. As the net results for our equity method joint ventures are recognized as equity earnings, their revenue is not presented in our Consolidated Statement of Operations. Backlog may fluctuate with currency movements.
At December 31, 2015, we had backlog of approximately $22.6 billion (including approximately $1.8 billion related to our equity method joint ventures), compared with $30.4 billion at December 31, 2014. The decrease in backlog from 2014 is primarily due to the sale of our Nuclear Operations on December 31, 2015, discussed above. The geographic mix of our backlog and revenue is primarily dependent upon global energy demand and at December 31, 2015, approximately 20% of our backlog was derived from projects outside the U.S., and for 2015 approximately 35% of our revenue was derived from projects outside the U.S. (approximately 40% of 2015 revenue excluding revenue related to our Nuclear Operations of approximately $2.1 billion). In addition, as certain contracts within our Capital Services and Engineering & Construction operating groups are dependent upon funding from the U.S. government, where funds are appropriated on a year-by-year basis while contract performance may take more than one year, approximately $1.1 billion of our backlog at December 31, 2015 was for contractual commitments that are subject to future funding decisions. Due to the timing of awards and the long-term nature of some of our projects, approximately 55% to 60% of our December 31, 2015 backlog is anticipated to be recognized beyond 2016. For further discussion of our backlog, see the applicable risk factor in Item 1A “Risk Factors” and the “Overview” section of Item 7.
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
We believe we are in compliance, in all material respects, with environmental laws and regulations and maintain insurance coverage to mitigate our exposure to environmental liabilities. We do not believe any environmental matters will have a material adverse effect on our future results of operations, financial position or cash flow. We do not anticipate we will incur material capital expenditures for environmental controls or for the investigation or remediation of environmental conditions during 2016 or 2017.
Patents
We have numerous active patents and patent applications throughout the world, the majority of which are associated with technologies licensed by our Technology operating group. However, no individual patent is so essential that its loss would materially affect our business.

Employees
At December 31, 2015, we employed approximately 42,000 persons worldwide, comprised of approximately 18,500 salaried employees and approximately 23,500 hourly and craft employees. Our number of employees, particularly hourly and craft, varies in relation to the location, number and size of projects we have in process at any given time. To preserve our project management and technological expertise as core competencies, we continuously recruit and develop qualified personnel, and maintain ongoing training programs for all our key personnel.
The percentage of our employees represented by unions at December 31, 2015 was approximately 15% to 20%. We have agreements, which generally extend up to 4 years, with various unions representing groups of employees at project sites in the U.S., Canada, Australia and various other countries. We enjoy good relations with our unions and have not experienced a significant work stoppage in any of our facilities for more than a decade.
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
Item 1A. Risk Factors
Any of the following risks (which are not the only risks we face) could have material adverse effects on our results of operations, financial position and cash flow:
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
We offer our customers a range of contracting options for our long-term contracts, including cost-reimbursable, fixed- price and hybrid, which has both cost-reimbursable and fixed-price characteristics. Under cost-reimbursable contracts, we generally perform our services in exchange for a price that consists of reimbursement of all customer-approved costs and a profit component, which is typically a fixed rate per hour, an overall fixed fee, or a percentage of total reimbursable costs. If we are unable to obtain proper reimbursement for all costs incurred due to improper estimates, performance issues, customer disputes, or any of the additional factors noted below for fixed-price contracts, the project may be less profitable than we expect. Under fixed-price contracts, we perform our services and execute our projects at an established price and, as a result, benefit from cost savings, but may be unable to recover any cost overruns. If we do not execute a contract within our cost estimates, we may incur losses or the project may be less profitable than we expected. The revenue, cost and profit realized on such contracts can vary, sometimes substantially, from the original projections due to a variety of factors, including, but not limited to:

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
Our Billed and Unbilled Revenue May Be Exposed to Potential Risk if a Project is Terminated or Canceled, if Our Customers Encounter Financial Difficulties, or if We Encounter Disputes with Our Customers.
Our contracts often require us to satisfy or achieve certain milestones in order to receive payment for the work performed, or in the case of cost-reimbursable contracts, provide support for billings in advance of receiving payment. As a result, we may incur significant costs or perform significant amounts of work prior to receipt of payment. If our customer does not proceed with the completion of the project or defaults on its payment obligations, or if we encounter disputes with our customers with respect to the adequacy of billing support, we may face difficulties in collecting payment of amounts due to us for the costs previously incurred. In addition, many of our customers for large EPC projects are project-specific entities that do not have significant assets other than their interests in the EPC project. It may be difficult to collect amounts owed to us by these customers. If we are unable to collect amounts owed to us, this would have an adverse effect on our future results of operations, financial position and cash flow.
We May Not Be Able to Fully Realize the Revenue Value Reported in Our Backlog.
New awards represent the expected revenue value of new contract commitments received during a given period, as well as scope growth on existing commitments. Commitments may be in the form of written contracts, purchase orders or indications of the amounts of time and materials we need to make available for customers’ anticipated projects. New awards may also include estimated amounts of work to be performed based on customer communication and historic experience and knowledge of our customers’ intentions. Backlog represents the unearned value of our new awards. New awards and backlog include the entire award values for joint ventures we consolidate and our proportionate share of award values for joint ventures we proportionately consolidate. New awards and backlog also include our pro-rata share of the award values for unconsolidated joint ventures we account for under the equity method. As the net results for our equity method joint ventures are recognized as equity earnings, their revenue is not presented in our Consolidated Statement of Operations. At December 31, 2015, we had backlog of approximately $22.6 billion (including approximately $1.8 billion related to our equity method joint ventures). Because the revenue value reported in backlog (including our equity method joint ventures) is the remaining value associated with work that has not yet been completed, the projected value may not be realized or, if realized, may not be profitable as a result of poor contract performance.
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
Our Government Contracts May Be Subject to Modification or Termination, Which Could Adversely Affect Our Revenue and Profitability.
We are a provider of services to U.S. government agencies and are therefore exposed to risks associated with government contracting. Government agencies typically can terminate or modify contracts at their convenience due to budget constraints or various other reasons. As a result, our backlog may be reduced or we may incur a loss if a government agency terminates or modifies a contract with us. We are also subject to audits, including audits of our internal control systems, cost reviews and investigations by government contracting oversight agencies. As a result of an audit, the oversight agency may disallow certain costs or withhold a percentage of interim payments. Cost disallowances may result in adjustments to previously reported revenue and may require us to refund a portion of previously collected amounts. In addition, failure to comply with the terms of one or more of our government contracts or government regulations and statutes could result in us being suspended or debarred from future government projects for a significant period of time, possible civil or criminal fines and penalties, the risk of public scrutiny of our performance, and potential harm to our reputation, each of which could have a material adverse effect on our business. Other remedies that government agencies may seek for improper activities or performance issues include sanctions such as forfeiture of profit and suspension of payments.
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
In the ordinary course of business we execute specific projects and conduct certain operations through joint venture, consortium and other collaborative arrangements (collectively referred to as “venture(s)”). We have various ownership interests in these ventures, with such ownership typically proportionate to our decision-making and distribution rights. The ventures generally contract directly with the third party customer; however, services may be performed directly by the ventures, or may be performed by us, our partners, or a combination thereof.
The use of these ventures exposes us to a number of risks, including the risk that our partners may be unable or unwilling to provide their share of capital investment to fund the operations of the venture or complete their obligations to us, the venture, or ultimately, our customer. Differences in opinions or views among venture partners could also result in delayed decision-making or failure to agree on material issues, which could adversely affect the business and operations of the venture. In addition, agreement terms may subject us to joint and several liability for our venture partners, and the failure of our venture partners to perform their obligations could impose additional performance and financial obligations on us. The aforementioned factors could result in unanticipated costs to complete the projects, liquidated damages or contract disputes, including claims against our partners, any of which could have a material adverse effect on our future results of operations, financial position and cash flow.
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
Intense Competition in the Markets We Serve Could Reduce Our Market Share and Earnings.
The energy, petrochemical, natural resource, power and government services markets we serve are highly competitive markets in which a large number of regional, national and multinational companies (including, in some cases, certain of our customers) compete, and these markets require substantial resources and capital investment in equipment, technology and skilled personnel. Competition also places downward pressure on our contract prices and margins. Intense competition is expected to continue in these markets, presenting us with significant challenges in our ability to maintain strong growth rates and acceptable margins. If we are unable to meet these competitive challenges, we could lose market share to our competitors and experience an overall reduction in our results of operations, financial position and cash flow.
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
Some of our customers may rely on the DOE’s LGP, under which the DOE issues loan guarantees to eligible projects that “avoid, reduce, or sequester air pollutants or anthropogenic emissions of greenhouse gases” and “employ new or significantly improved technologies as compared to technologies in service in the U.S. at the time the guarantee is issued.” If the U.S. government were to revoke or limit the DOE’s LGP, it could make obtaining funding more difficult for many of our customers, which could inhibit their ability to take on new projects and negatively impact our future results of operations, financial position and cash flow.
We May be Exposed to Additional Risks as We Obtain New Significant Awards and Execute Our Backlog, Including Greater Backlog Concentration in Fewer Projects, Potential Cost Overruns and Increasing Requirements for Letters of Credit, Each of Which Could Have a Material Adverse Effect on Our Future Results of Operations, Financial Position and Cash Flow.
As we obtain new significant project awards and convert the backlog into revenue, these projects may use larger sums of working capital than other projects and will be concentrated among a smaller number of customers. If any significant projects currently included in our backlog or awarded in the future were to have material cost overruns, or are significantly delayed, modified or canceled, and we are unable to replace the projects in backlog, our results of operations, financial position and cash flow could be adversely impacted.
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
The regulatory permitting process for our power projects requires significant investments of time and money by our customers and sometimes by us and our partners. There are no assurances that we or our customers will obtain the necessary permits for these projects. Applications for permits to operate these power projects, including air emissions permits, may be opposed by government entities, individuals or environmental groups, resulting in delays and possible non-issuance of the permits.
Volatility in the Equity and Credit Markets Could Adversely Impact Us Due to Factors Affecting the Availability of Funding for Our Customers, Availability of Our Lending Facilities and Non-Compliance with Our Financial and Restrictive Lending Covenants.
Some of our customers, suppliers and subcontractors have traditionally accessed commercial financing and capital markets to fund their operations, and the availability of funding from those sources could be adversely impacted by a volatile equity or credit market. The availability of lending facilities and our ability to remain in compliance with our financial and restrictive lending covenants could also be impacted by circumstances or conditions beyond our control, including but not limited to, the delay or cancellation of projects, changes in currency exchange or interest rates, performance of pension plan assets, or changes in actuarial assumptions. Further, we could be impacted if our customers experience a material change in their ability to pay us, or if the banks associated with our lending facilities were to cease or reduce operations, or if there is a full or partial break-up of the European Union (the “EU”) or its currency, the Euro.
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
At December 31, 2015, we had total debt of $2.6 billion, including $950.0 million of term loan borrowings, $1.0 billion in senior notes, and $653.0 million of revolving facility borrowings. Our financing arrangements contain certain financial covenants, including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum net worth level, and other covenants with which we must comply. We may not be able to satisfy these ratios or comply with the other covenants if our operating results deteriorate as a result of, but not limited to, the impact of other risk factors that may have a potential adverse impact on our results of operations, financial position and cash flow. These covenants may also restrict our ability to finance future operations or capital needs and the form or level of our indebtedness may prevent us from raising additional capital on attractive terms or from obtaining additional financing if needed.
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
Our Projects Expose Us to Potential Professional Liability, Product Liability, Warranty or Other Claims.
We engineer, procure, construct and provide services (including pipe, steel, and large structures fabrication) for large industrial facilities in which system failure can be disastrous. We may also be subject to claims resulting from the subsequent operations of facilities we have installed. Under some of our contracts, we must use customer-specified metals or processes for producing or fabricating pipe for our customers. The failure of any of these metals or processes could result in warranty claims against us for significant replacement or rework costs, which could materially impact our results of operations, financial position and cash flow.
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
The environmental, health and safety laws and regulations to which we are subject are constantly changing, and it is impossible to predict the impact of such laws and regulations on us in the future. We cannot ensure that our operations will continue to comply with future laws and regulations or that these laws and regulations will not cause us to incur significant costs or adopt more costly methods of operation. Additionally, the adoption and implementation of any new regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, our customers’ equipment and operations could significantly impact demand for our services, particularly among our customers for coal and gas-fired generation facilities as well as our customers in the petrochemicals business. Any significant reduction in demand for our services as a result of the adoption of these or similar proposals could have a material adverse impact on our results of operations, financial position and cash flow.
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
Nuclear Maintenance—We are subject to regulations from a number of entities, including the applicable U.S. regulatory bodies, such as the U.S. Nuclear Regulatory Commission, and non-U.S. regulatory bodies, such as the International Atomic Energy Agency (the “IAEA”) and the EU. Regulations include, among other things: (1) systems for nuclear material safeguards implemented by the IAEA and the EU, (2) global-scale agreements on nuclear safety such as the Convention on Nuclear Safety and the Joint Convention on the Safety of Spent Fuel Management and on the Safety of Radioactive Waste Management, (3) the Euratom Treaty, which has created uniform safety standards aimed at protecting the public and workers and passed rules governing the transportation of radioactive waste, and (4) additional general regulations for licensed nuclear facilities, including strict inspection procedures and regulations governing the maintenance, shutdown and dismantling of nuclear facilities and the disposal of nuclear wastes. Failure to maintain sufficient compliance programs for these regulations, or other problems encountered during maintenance work, could significantly increase our costs and have an adverse effect on our results of operations, financial position and cash flow.
We Are and Will Continue to Be Involved in Litigation Including Litigation Related to Hazardous Substances that Could Negatively Impact Our Earnings and Liquidity.
We have been and may from time to time be named as a defendant in legal actions claiming damages in connection with engineering and construction projects, technology licenses, other services we provide, and other matters. These are typically claims that arise in the normal course of business, including employment-related claims and contractual disputes or claims for personal injury or property damage which occur in connection with services performed relating to project or construction sites. Contractual disputes normally involve claims relating to the timely completion of projects, performance of equipment or technologies, design or other engineering services or project construction services provided by us. While we do not believe that any of our pending contractual, employment-related, personal injury or property damage claims and disputes will have a material effect on our future results of operations, financial position and cash flow, there can be no assurance that this will be the case.
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
We Are Exposed to Possible Losses from Foreign Currency Exchange Rates.
We are exposed to market risk associated with changes in foreign currency exchange rates. Our exposure to changes in foreign currency exchange rates arises primarily from receivables, payables, and firm and forecasted commitments associated with foreign transactions. We may incur losses from foreign currency exchange rate fluctuations if we are unable to convert foreign currency in a timely fashion. We seek to minimize the risks from these foreign currency exchange rate fluctuations primarily through a combination of contracting methodology (including escalation provisions for projects in inflationary economies) and, when deemed appropriate, the use of foreign currency exchange rate derivatives. In circumstances where we utilize derivatives, our results of operations might be negatively impacted if the underlying transactions occur at different times, or in different amounts, than originally anticipated, or if the counterparties to our contracts fail to perform. In addition, our entities with functional currencies other than our reporting currency of the U.S. Dollar are translated to the U.S. Dollar for reporting purposes. As a result, foreign currency exchange rate fluctuations can have a significant impact on our revenue and earnings. We do not hold, issue, or use financial instruments for trading or speculative purposes.
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
Realization of one or more of these risks could have an adverse impact on our future results of operations, financial position and cash flow. Moreover, to the extent an acquisition financed by non-equity consideration results in additional goodwill, it will reduce our tangible net worth, which might have an adverse effect on our credit and bonding capacity.
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
We Cannot Provide Assurance That We Will Be Able to Continue Paying Dividends at the Current Rate.
We have declared and paid quarterly cash dividends on our common stock; however, there can be no assurance that future dividends or distributions will be declared or paid. The payment of dividends or distributions in the future will be subject to the discretion of our shareholders (in the case of annual dividends), our Management Board and our Supervisory Board. Our Management Board and Supervisory Board will periodically evaluate our ability to pay dividends in the future based upon relevant factors, which include:

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

Our Goodwill and Other Finite-Lived Intangible Assets Could Become Impaired and Result in Future Charges to Earnings.
Goodwill—Our goodwill balance represents the excess of the purchase price over the fair value of net assets acquired as part of previous acquisitions. Net assets acquired include identifiable finite-lived intangible assets that were recorded at fair value based upon expected future recovery of the underlying assets.
At December 31, 2015, our goodwill balance was $3.7 billion and was distributed among our four operating groups as follows: Engineering & Construction - $1.9 billion, Fabrication Services - $666.6 million, Technology - $300.1 million and Capital Services - $884.6 million. Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually at a reporting unit level, absent any indicators of impairment or when other actions require an impairment assessment (such as a change in reporting units). We perform our annual impairment assessment during the fourth quarter of each year based upon balances as of October 1. We identify a potential impairment by comparing the fair value of the applicable reporting unit to its net book value, including goodwill. If the net book value exceeds the fair value of the reporting unit, an indication of potential impairment exists, and we measure the impairment by comparing the carrying value of the reporting unit's goodwill to its implied fair value. To determine the fair value of our reporting units and test for impairment, we utilize an income approach (discounted cash flow method) as we believe this is the most direct approach to incorporate the specific economic attributes and risk profiles of our reporting units into our valuation model. This is consistent with the methodology used to determine the fair value of our reporting units in previous years. We generally do not utilize a market approach given the lack of relevant information generated by market transactions involving comparable businesses. The discounted cash flow methodology is based, to a large extent, on assumptions about future events, which may or may not occur as anticipated, and such deviations could have a significant impact on the calculated estimated fair values of our reporting units. These assumptions include, but are not limited to, estimates of discount rates, future growth rates, and terminal values for each reporting unit.
In connection with the Agreement and sale of our Nuclear Operations described in Note 5 and Note 7 within Item 8, during 2015 we performed a quantitative assessment of goodwill for the reporting unit impacted by the sale and recorded a non-cash impairment charge of approximately $453.1 million. In addition, during 2015 we performed various additional quantitative assessments of goodwill for our reporting units in connection with the realignment of our operating groups and reporting units and in connection with our annual fourth quarter impairment assessment. Based on these quantitative assessments, no impairment charges were necessary as a result of the reporting unit realignments or our annual assessment. If we were to experience a significant and prolonged deterioration of our market capitalization, it may indicate a decline in the fair value of our reporting units and result in the need to perform an interim quantitative impairment assessment. If, based on future assessments, our goodwill is deemed to be impaired, the impairment would result in a charge to earnings in the year of impairment with a resulting decrease in our net worth.
See “Critical Accounting Estimates” section of Item 7 for discussion regarding the amount by which the estimated fair values of each of our reporting units exceeded their respective net book values, and additional discussion regarding the determination of the estimated fair values for certain reporting units.
Other Intangible Assets—At December 31, 2015, our finite-lived intangible assets were $410.9 million. We amortize our finite-lived intangible assets on a straight-line basis with lives ranging from 3 to 20 years, absent any indicators of impairment. We review finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, the estimated future cash flow associated with the asset or asset group will be compared to the asset’s carrying amount to determine if impairment exists. During 2015, we recorded a non-cash impairment charge of approximately $79.1 million related to customer relationship and tradename intangible assets as a result of the Agreement and sale of our Nuclear Operations described further in Note 5 and Note 7 within Item 8. We noted no other indicators of impairment during 2015. If our other intangible assets are determined to be impaired in the future, the impairment would result in a charge to earnings in the year of the impairment with a resulting decrease in our net worth.
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
In addition to the material risks listed under Item 1A “Risk Factors” above that may cause business conditions or our actual results, performance or achievements to be materially different from those expressed or implied by any forward-looking statements, the following are some, but not all, of the factors that might cause business conditions or our actual results, performance or achievements to be materially different from those expressed or implied by any forward-looking statements, or contribute to such differences: our ability to realize cost savings from our expected performance of contracts, whether as a result of improper estimates, performance, or otherwise; uncertain timing and funding of new contract awards, as well as project cancellations; cost overruns on fixed-price or similar contracts or failure to receive timely or proper payments on cost-reimbursable contracts, whether as a result of improper estimates, performance, disputes, or otherwise; risks associated with labor productivity; risks associated with percentage of completion accounting; our ability to settle or negotiate unapproved change orders and claims; changes in the costs or availability of, or delivery schedule for, equipment, components, materials, labor or subcontractors; adverse impacts from weather affecting our performance and timeliness of completion, which could lead to increased costs and affect the quality, costs or availability of, or delivery schedule for, equipment, components, materials, labor or subcontractors; operating risks, which could lead to increased costs and affect the quality, costs or availability of, or delivery schedule for, equipment, components, materials, labor or subcontractors; increased competition; fluctuating revenue resulting from a number of factors, including a decline in energy prices and the cyclical nature of the individual markets in which our customers operate; delayed or lower than expected activity in the energy and natural resource industries, demand from which is the largest component of our revenue; lower than expected growth in our primary end markets, including but not limited to LNG and energy processes; risks inherent in acquisitions and our ability to complete or obtain financing for acquisitions; our ability to integrate and successfully operate and manage acquired businesses and the risks associated with those businesses; the non-competitiveness or unavailability of, or lack of demand or loss of legal protection for, our intellectual property assets or rights; failure to keep pace with technological changes or innovation; failure of our patents or licensed technologies to perform as expected or to remain competitive, current, in demand, profitable or enforceable; adverse outcomes of pending claims or litigation or the possibility of new claims or litigation, and the potential effect of such claims or litigation on our business, financial position, results of operations and cash flow; lack of necessary liquidity to provide bid, performance, advance payment and retention bonds, guarantees, or letters of credit securing our obligations under our bids and contracts or to finance expenditures prior to the receipt of payment for the performance of contracts; proposed and actual revisions to U.S. and non-U.S. tax laws, and interpretation of said laws, Dutch tax treaties with foreign countries and U.S. tax treaties with non-U.S. countries (including, but not limited to The Netherlands), which would seek to increase income taxes payable; political and economic conditions including, but not limited to, war, conflict or civil or economic unrest in countries in which we operate; compliance with applicable laws and regulations in any one or more of the countries in which we operate including, but not limited to, the FCPA and those concerning the environment, export controls and trade sanction programs; our inability to properly manage or hedge currency or similar risks; and a downturn, disruption, or stagnation in the economy in general.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We own or lease properties in locations throughout the world to conduct our business. We believe these facilities are adequate to meet our current and near-term requirements. The following list summarizes our principal properties by the operating group for which they are primarily utilized: Engineering & Construction (“EC”), Fabrication Services (“FS”), Technology (“Tech”), Capital Services (“CS”), and Corporate (“Corp”):

Location	Type of Facility	Interest	Operating Group
Brno, Czech Republic	Engineering office	Leased	EC
Canton, Massachusetts	Operations office	Leased	EC, CS, Tech
Charlotte, North Carolina	Operations office	Leased	EC
Gurgaon, India	Engineering and operations office	Leased	EC, FS, Tech
Houston, Texas	Engineering and operations office	Leased	EC, Tech
London, England	Engineering office	Leased	EC
Moscow, Russia	Administrative, operations and sales office	Leased	EC, Tech
Perth, Australia	Administrative, engineering and operations office	Leased	EC, FS
The Hague, The Netherlands (1)	Administrative, engineering, operations and sales office	Leased	EC, FS, Tech, Corp
Abu Dhabi, United Arab Emirates	Operations office and fabrication facility	Owned/Leased	FS
Al Aujam, Saudi Arabia	Fabrication facility and warehouse	Owned	FS
Al-Khobar, Saudi Arabia	Administrative and engineering office	Leased	FS, EC
Askar, Bahrain	Operations office and fabrication facility	Owned/Leased	FS
Beaumont, Texas	Fabrication facility	Owned	FS
Clearfield, Utah	Fabrication facility	Leased	FS
Clive, Iowa	Fabrication facility	Owned	FS
Dubai, United Arab Emirates	Administrative, engineering and operations office and warehouse	Leased	FS, Tech
El Dorado, Arkansas	Fabrication facility	Owned	FS
Fort Saskatchewan, Canada	Operations office, fabrication facility and warehouse	Owned	FS
Houston, Texas	Operations office, fabrication facility, warehouse and distribution facility	Owned/Leased	FS
Lake Charles, Louisiana	Fabrication facility	Owned/Leased	FS
Laurens, South Carolina	Fabrication facility	Owned	FS
New Brunswick, New Jersey	Fabrication and distribution facility	Leased	FS
Niagara-on-the-Lake, Canada	Engineering office	Leased	FS
Plainfield, Illinois	Engineering and operations office	Leased	FS
Sattahip, Thailand	Operations office and fabrication facility	Leased	FS
Sherwood Park, Canada	Administrative and operations office	Leased	FS
Shreveport, Louisiana	Fabrication and distribution facilities	Owned	FS
Tyler, Texas	Engineering office	Owned	FS
The Woodlands, Texas (1)	Administrative and operations office	Owned	FS, EC, Tech, Corp
Walker, Louisiana	Operations office, fabrication facility and warehouse	Owned	FS
Beijing, China	Sales and operations office	Leased	Tech
Bloomfield, New Jersey	Administrative, engineering and operations office	Leased	Tech, FS
Ludwigshafen, Germany	Research and development office	Leased	Tech
Mannheim, Germany	Engineering and operations office	Leased	Tech
Pasadena, Texas	Research and development office and manufacturing facility	Owned	Tech
Alexandria, Virginia	Operations office	Leased	CS
Baton Rouge, Louisiana	Administrative, engineering and operations offices	Leased	CS, EC, FS
Findlay, Ohio	Operations office and warehouse	Leased	CS
Greenwood Village, Colorado	Operations office	Leased	CS, Tech
Knoxville, Tennessee	Operations office	Leased	CS
Monroeville, Pennsylvania	Operations office	Leased	CS
Trenton, New Jersey	Operations office	Leased	CS

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

Item 3. Legal Proceedings
General—We have been and may from time to time be named as a defendant in legal actions claiming damages in connection with engineering and construction projects, technology licenses, other services we provide, and other matters. These are typically claims that arise in the normal course of business, including employment-related claims and contractual disputes or claims for personal injury or property damage which occur in connection with services performed relating to project or construction sites. Contractual disputes normally involve claims relating to the timely completion of projects, performance of equipment or technologies, design or other engineering services or project construction services provided by us. We do not believe that any of our pending contractual, employment-related personal injury or property damage claims and disputes will have a material adverse effect on our future results of operations, financial position or cash flow. See Note 18 within Item 8 for additional discussion of claims associated with our projects.
Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Over the past several decades and through December 31, 2015, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 5,800 plaintiffs and, of those claims, approximately 1,200 claims were pending and 4,600 have been closed through dismissals or settlements. Over the past several decades and through December 31, 2015, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount of approximately two thousand dollars per claim. We review each case on its own merits and make accruals based upon the probability of loss and our estimates of the amount of liability and related expenses, if any. While we have seen an increase in the number of recent filings, especially in one specific venue, we do not believe the increase or any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow, and at December 31, 2015, we had approximately $5.8 million accrued for liability and related expenses. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that we may expect to recover because of the variability in coverage amounts, limitations and deductibles, or the viability of carriers, with respect to our insurance policies for the years in question.
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
We believe we are in compliance, in all material respects, with environmental laws and regulations and maintain insurance coverage to mitigate our exposure to environmental liabilities. We do not believe any environmental matters will have a material adverse effect on our future results of operations, financial position or cash flow. We do not anticipate we will incur material capital expenditures for environmental controls or for the investigation or remediation of environmental conditions during 2016 or 2017.
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock and Dividend Information—Our common stock is traded on the NYSE. At February 17, 2016, we had approximately 140 thousand shareholders, based upon individual participants in security position listings at that date. The following table presents our range of common stock prices on the NYSE and the cash dividends paid per share of common stock by quarter for 2015 and 2014:

	Range of Common Stock Prices			Dividends
	High	Low	Close	Per Share
Year Ended December 31, 2015
Fourth Quarter	$46.39	$36.75	$38.99	$0.07
Third Quarter	$53.73	$36.23	$39.66	$0.07
Second Quarter	$59.45	$44.00	$50.04	$0.07
First Quarter	$50.12	$32.16	$49.26	$0.07
Year Ended December 31, 2014
Fourth Quarter	$58.21	$37.37	$41.98	$0.07
Third Quarter	$70.27	$57.54	$57.85	$0.07
Second Quarter	$89.22	$64.67	$68.20	$0.07
First Quarter	$87.41	$70.76	$87.15	$0.07
Cash dividends are dependent upon our results of operations, financial condition, cash requirements, availability of surplus and such other factors as our Supervisory Board may deem relevant. See Item 1A for risk factors associated with our cash dividends.
Equity Compensation Plan Information—The following table summarizes information, at December 31, 2015, relating to our equity compensation plans pursuant to which options or other rights to acquire our common shares may be granted from time to time:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	696	$20.25	6,097
Equity compensation plans not approved by security holders (1)	93	$43.92	767
Total	789	$23.03	6,864

(1)	Associated with The Shaw 2008 Omnibus Incentive Plan that was approved by Shaw shareholders and subsequently acquired as part of the Shaw Acquisition.
Stock Repurchases—The following table summarizes the number of shares repurchased during the fourth quarter 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)(2)
	(a)	(b)	(c)	(d)
12/1/2015 - 12/31/2015	493	$38.47	493	5,814

(1)	Table does not include shares withheld for tax purpose or forfeitures under our equity plans.

(2)
On May 6, 2015, our shareholders authorized us to repurchase up to 10% of our issued share capital (or approximately 10.4 million shares based on the number of shares currently outstanding) through November 6, 2016. However, the number of shares repurchased in the future, if any, and the timing and manner of any repurchases are determined by us in light of prevailing market conditions, our available resources and other factors, including those discussed elsewhere in this Annual Report on Form 10-K.

Item 6. Selected Financial Data
We derived the following summary financial and operating data, at and for the five years ended December 31, 2011 through 2015, from our Financial Statements, except for “Other Data.” This information should be read together with Item 7 and Item 8.

	Years Ended December 31,
	2015 (1)	2014	2013 (2)	2012	2011
	(In thousands, except per share and employee data)
Statement of Operations Data
Revenue	$12,929,504	$12,974,930	$11,094,527	$5,485,206	$4,550,542
Cost of revenue	11,417,188	11,508,521	9,895,517	4,786,499	3,980,306
Gross profit	1,512,316	1,466,409	1,199,010	698,707	570,236
Selling and administrative expense	387,027	405,208	379,485	227,948	205,550
Intangibles amortization	57,625	66,506	61,111	22,613	26,302
Equity earnings	(15,689)	(25,225)	(23,474)	(17,931)	(16,887)
Goodwill impairment	453,100	—	—	—	—
Loss on net assets sold and intangible assets impairment	1,052,751	—	—	—	—
Other operating expense (income), net (3)	2,619	(2,373)	1,643	(566)	74
Acquisition and integration related costs (4)	—	39,685	95,737	11,000	—
(Loss) income from operations	(425,117)	982,608	684,508	455,643	355,197
Interest expense	(94,360)	(83,590)	(87,578)	(19,606)	(11,030)
Interest income	8,285	8,524	6,930	8,029	7,796
(Loss) income before taxes	(511,192)	907,542	603,860	444,066	351,963
Income tax benefit (expense) (5)	81,231	(271,417)	(91,270)	(127,003)	(96,765)
Net (loss) income	(429,961)	636,125	512,590	317,063	255,198
Less: Net income attributable to noncontrolling interests	(74,454)	(92,518)	(58,470)	(15,408)	(166)
Net (loss) income attributable to CB&I	$(504,415)	$543,607	$454,120	$301,655	$255,032
Per Share Data
Net (loss) income attributable to CB&I per share — basic	$(4.72)	$5.03	$4.29	$3.12	$2.60
Net (loss) income attributable to CB&I per share — diluted	$(4.72)	$4.98	$4.23	$3.07	$2.55
Cash dividends per share	$0.28	$0.28	$0.20	$0.20	$0.20
Balance Sheet Data
Goodwill	$3,711,506	$4,195,231	$4,226,468	$926,711	$926,393
Total assets	$9,202,357	$9,381,031	$9,389,593	$4,329,675	$3,279,349
Long-term debt	$1,800,000	$1,564,158	$1,625,000	$800,000	$—
Total shareholders’ equity	$2,163,590	$2,876,303	$2,507,438	$1,396,310	$1,196,430
Other Financial Data
(Loss) income from operations percentage	(3.3)%	7.6%	6.2%	8.3%	7.8%
Depreciation and amortization	$161,135	$181,398	$180,026	$66,421	$70,184
Capital expenditures	$78,852	$117,624	$90,492	$72,279	$40,945
Other Data
New awards (6)	$13,138,498	$16,265,273	$12,252,970	$7,305,970	$6,807,715
Backlog (6)	$22,643,939	$30,363,269	$27,794,212	$10,928,818	$8,968,206
Number of employees:
Salaried	18,500	22,900	21,400	9,400	9,600
Hourly and craft	23,500	31,500	34,500	17,400	8,600

(1)
Results for 2015 include the impact of the sale of our Nuclear Operations, which resulted in a non-cash pre-tax charge of approximately $1.5 billion (approximately $1.1 billion after-tax) related to the impairment of goodwill (approximately $453.1 million) and intangible assets (approximately $79.1 million) and a loss on net assets sold (approximately $973.7 million), as well as a reduction in our backlog (approximately $7.3 billion). See “Results of Operations” within Item 7 and Note 5 within Item 8 for further discussion and quantification of the impact of the sale.

(2)
Results for 2013 include the impact of the Shaw Acquisition from the Acquisition Closing Date. See Results of Operations within Item 7 for further discussion and quantification of the impact of the Acquisition.

(3)
Other operating expense (income), net, generally represents losses (gains) associated with the sale or disposition of property and equipment. For 2015, other operating expense (income), net, also included a gain of approximately $7.5 million related to the contribution of a technology to our unconsolidated CLG joint venture and a foreign exchange loss of approximately $11.0 million associated with the re-measurement of certain non-U.S. Dollar denominated net assets.

(4)
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

(5)	Income tax expense for 2013 included a benefit of $62.8 million resulting from the reversal of a valuation allowance associated with our United Kingdom (“U.K.”) net operating loss deferred tax asset.

(6)
New awards represent the expected revenue value of new contract commitments received during a given period, as well as scope growth on existing commitments. Backlog represents the unearned value of our new awards. New awards and backlog include the entire award values for joint ventures we consolidate and our proportionate share of award values for joint ventures we proportionately consolidate. New awards and backlog also include our pro-rata share of the award values for unconsolidated joint ventures we account for under the equity method. As the net results for our equity method joint ventures are recognized as equity earnings, their revenue is not presented in our Consolidated Statement of Operations. Backlog may fluctuate with currency movements.

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
OVERVIEW
General—We provide a wide range of services through our four operating groups, including conceptual design, technology, engineering, procurement, fabrication, modularization, construction, commissioning, maintenance, program management and environmental services to customers in the energy infrastructure market throughout the world, and are a provider of diversified government services. As discussed in Note 19 within Item 8, during 2015 we realigned our four operating groups to reflect the present management oversight of our operations. Our maintenance business that was previously reported within our Engineering & Construction operating group (formerly Engineering, Construction & Maintenance) is now reported within our Capital Services operating group (formerly Environmental Solutions), and our engineered products business that was previously reported within our Technology operating group is now reported within our Fabrication Services operating group. Our realigned operating groups, which represent our reportable segments, include: Engineering & Construction; Fabrication Services; Technology; and Capital Services. The segment results for 2014 and 2013 were reclassified to conform to our 2015 presentation.
In addition, as discussed in Note 5 within Item 8, on December 31, 2015 we completed the sale of our Nuclear Operations, within our Engineering & Construction operating group, pursuant to the Agreement dated October 27, 2015. The sale resulted in a non-cash pre-tax charge of approximately $1.5 billion (approximately $1.1 billion after-tax) in 2015 related to the impairment of goodwill and intangible assets and loss on net assets sold. Additionally, our 2013 results include the impact of the acquired Shaw operations from the Acquisition Closing Date, while 2014 and 2015 include a full twelve months of associated results (hereafter referred to as the “full year impact of the acquired Shaw operations”).
We continue to be broadly diversified across the global energy infrastructure market. Our geographic diversity is illustrated by approximately 35% of our 2015 revenue coming from projects outside the U.S. (approximately 40% of 2015 revenue excluding revenue related to our Nuclear Operations of approximately $2.1 billion) and approximately 20% of our December 31, 2015 backlog of $22.6 billion (including approximately $1.8 billion related to our equity method joint ventures) being comprised of projects outside the U.S. The geographic mix of our revenue will evolve consistent with changes in our backlog mix, as well as shifts in future global energy demand. Our diversity in energy infrastructure end markets ranges from downstream activities such as gas processing, LNG, refining, and petrochemicals, to fossil based power plants and upstream activities such as offshore oil and gas and onshore oil sands projects. Planned investments across the natural gas value chain, including LNG and petrochemicals, remain strong, and we anticipate additional benefits from continued investments in U.S. shale gas. Global investments in power and petrochemical facilities are expected to continue, as are investments in various types of facilities which require storage structures and pre-fabricated pipe.
Our long-term contracts are awarded on a competitively bid and negotiated basis using a range of contracting options, including cost-reimbursable, fixed-price and hybrid, which has both cost-reimbursable and fixed-price characteristics. Under cost-reimbursable contracts, we generally perform our services in exchange for a price that consists of reimbursement of all customer-approved costs and a profit component, which is typically a fixed rate per hour, an overall fixed fee or a percentage of total reimbursable costs. Under fixed-price contracts, we perform our services and execute our projects at an established price. The timing of our revenue recognition may be impacted by the contracting structure of our contracts. Cost-reimbursable contracts, and hybrid contracts with a more significant cost-reimbursable component, generally provide our customers with greater influence over the timing of when we perform our work, and accordingly, such contracts often result in less predictability with respect to the timing of our revenue. Fixed-price contracts, and hybrid contracts with a more significant fixed-price component, tend to provide us with greater control over project schedule and the timing of when work is performed and costs are incurred, and accordingly, when revenue is recognized. Our shorter-term contracts and services are generally provided on a cost-reimbursable, fixed-price or unit price basis. Our December 31, 2015 backlog distribution by contracting type is described below within our operating group discussion. We anticipate that approximately 40% to 45% of our consolidated backlog will be recognized during 2016.
New awards represent the expected revenue value of new contract commitments received during a given period, as well as scope growth on existing commitments. Backlog represents the unearned value of our new awards. New awards and backlog include the entire award values for joint ventures we consolidate and our proportionate share of award values for joint ventures we proportionately consolidate. New awards and backlog also include our pro-rata share of the award values for unconsolidated joint ventures we account for under the equity method. As the net results for our equity method joint ventures are recognized as equity earnings, their revenue is not presented in our Consolidated Statement of Operations.
Backlog for each of our operating groups generally consists of several hundred contracts, which are being executed globally. These contracts vary in size from less than one hundred thousand dollars in contract value to several billion dollars, with varying durations that can exceed five years. The differing types, sizes, and durations of our contracts, combined with their geographic diversity and stages of completion, often results in fluctuations in our quarterly operating group results as a percentage of operating group revenue. In addition, the relative contribution of each of our operating groups, and selling and administrative expense fluctuations, will impact our quarterly consolidated results as a percentage of consolidated revenue. Selling and administrative expense fluctuations are primarily impacted by our stock-based compensation costs, which are recognized predominantly in the first quarter each year due to the timing of stock awards and the immediate expensing of awards for participants that are eligible to retire. Although quarterly variability is not unusual in our business, absent the impact of the sale of our Nuclear Operations, which represented approximately $2.1 billion of our revenue for 2015, we are currently not aware of any fundamental change in our backlog or business that would give rise to future operating results that would be significantly different from our recent historical norms.
Engineering & Construction—Our Engineering & Construction operating group provides EPC services for major energy infrastructure facilities. As discussed above, the results for our maintenance business that were previously reported within our Engineering & Construction operating group are now reported within our Capital Services operating group.
Backlog for our Engineering & Construction operating group comprised approximately $12.9 billion (57%) of our consolidated December 31, 2015 backlog (including approximately $1.4 billion related to our equity method joint ventures). The backlog composition by end market was approximately 50% LNG, 30% petrochemical, 15% power, and 5% refining, gas processing, oil sands and other end markets. Our LNG backlog was primarily concentrated in the Asia Pacific and North American regions and we anticipate significant opportunities will continue to be derived from these regions in addition to Africa. Our petrochemical backlog was primarily concentrated in the U.S. and the Middle East regions and we anticipate significant opportunities will continue to be derived from these regions. Our power backlog was primarily concentrated in the U.S. and we anticipate that our significant future opportunities will be derived from North America. The majority of our refining-related backlog was derived from South America and we anticipate that our future opportunities will be derived from the Middle East, South America, Russia, and the Asia Pacific region. Our gas processing projects were primarily concentrated in the U.S. and the Asia Pacific region, where we anticipate continued strength. Our December 31, 2015 backlog distribution for this operating group by contracting type was approximately 80% fixed-price and hybrid and 20% cost-reimbursable.
Fabrication Services—Our Fabrication Services operating group provides fabrication and erection of steel plate structures; fabrication of piping systems and process modules; manufacturing and distribution of pipe and fittings; and engineered products for the oil and gas, petrochemical, power generation, water and wastewater, mining and mineral processing industries. As discussed above, the results for our engineered products business that were previously reported within our Technology operating group are now reported within our Fabrication Services operating group.
Backlog for our Fabrication Services operating group comprised approximately $3.1 billion (14%) of our consolidated December 31, 2015 backlog. The backlog composition by end market was approximately 45% petrochemical, 25% LNG (including low temp and cryogenic), 15% power, 5% refining, 5% gas processing and 5% other end markets. Our December 31, 2015 backlog distribution for this operating group by contracting type was approximately 95% fixed-price, hybrid, or unit based, with the remainder being cost-reimbursable.
Technology—Our Technology operating group provides licensed process technologies and catalysts for use in petrochemical facilities and oil refineries, and offers process planning and project development services and a comprehensive program of aftermarket support. Technology also has a 50% owned unconsolidated joint venture that provides licensed technologies, engineering services and catalyst, primarily for the refining industry. As discussed above, the results for our engineered products business that were previously reported within our Technology operating group are now reported within our Fabrication Services operating group.
Backlog for our Technology operating group comprised approximately $963.1 million (4%) of our consolidated December 31, 2015 backlog (including approximately $440.0 million related to our equity method joint ventures) and was primarily comprised of fixed-price contracts.
Capital Services—Our Capital Services operating group provides comprehensive and integrated maintenance services, environmental engineering and remediation, infrastructure EPC services, program management, and disaster response and recovery for private-sector customers and governments. As discussed above, the results for our maintenance business that were previously reported within our Engineering & Construction operating group are now reported within our Capital Services operating group.
Backlog for our Capital Services operating group comprised approximately $5.7 billion (25%) of our consolidated December 31, 2015 backlog. The backlog composition by end market was approximately 65% operations and maintenance services, 15% environmental services, 10% construction services and 10% program and project management, and was primarily concentrated in the U.S. Our December 31, 2015 backlog distribution for this operating group by contracting type was approximately 80% cost-reimbursable and 20% fixed-price.

RESULTS OF OPERATIONS
Our new awards, backlog, revenue and income from operations by reporting segment were as follows:

	Years Ended December 31,
	(In thousands)
	2015	% of Total	2014	% of Total	2013	% of Total
New Awards
Engineering & Construction	$6,709,864	51%	$10,101,263	62%	$7,014,308	57%
Fabrication Services	3,106,563	24%	2,422,580	15%	2,877,308	23%
Technology	577,540	4%	387,010	2%	438,267	4%
Capital Services	2,744,531	21%	3,354,420	21%	1,923,087	16%
Total new awards	$13,138,498		$16,265,273		$12,252,970

	2015	% of Total	2014	% of Total	2013	% of Total
Backlog
Engineering & Construction	$12,892,804	57%	$21,284,090	71%	$19,366,920	70%
Fabrication Services	3,107,500	14%	2,828,954	9%	3,415,794	12%
Technology	963,058	4%	652,750	2%	654,258	2%
Capital Services	5,680,577	25%	5,597,475	18%	4,357,240	16%
Total backlog	$22,643,939		$30,363,269		$27,794,212

	2015	% of Total	2014	% of Total	2013	% of Total
Revenue
Engineering & Construction	$7,697,684	60%	$7,623,381	59%	$6,215,235	56%
Fabrication Services	2,442,690	19%	2,738,981	21%	2,777,384	25%
Technology	399,099	3%	385,126	3%	397,408	4%
Capital Services	2,390,031	18%	2,227,442	17%	1,704,500	15%
Total revenue	$12,929,504		$12,974,930		$11,094,527

	2015	% of Revenue	2014	% of Revenue	2013	% of Revenue
(Loss) Income From Operations
Engineering & Construction	$(875,321)	(11.4)%	$518,671	6.8%	$316,737	5.1%
Fabrication Services	225,267	9.2%	274,487	10.0%	287,942	10.4%
Technology	150,877	37.8%	147,782	38.4%	128,643	32.4%
Capital Services	74,060	3.1%	81,353	3.7%	46,923	2.8%
Total operating groups	(425,117)	(3.3)%	1,022,293	7.9%	780,245	7.0%
Acquisition and integration related costs	—		(39,685)		(95,737)
Total (loss) income from operations	$(425,117)	(3.3)%	$982,608	7.6%	$684,508	6.2%
2015 Versus 2014
Consolidated Results
New Awards/Backlog—As discussed above, new awards represent the expected revenue value of new contract commitments received during a given period, as well as scope growth on existing commitments. Backlog represents the unearned value of our new awards. New awards and backlog include the entire award values for joint ventures we consolidate and our proportionate share of award values for joint ventures we proportionately consolidate. New awards and backlog also include our pro-rata share of the award values for unconsolidated joint ventures we account for under the equity method. As the net results for our equity method joint ventures are recognized as equity earnings, their revenue is not presented in our

Consolidated Statement of Operations. Our new awards may vary significantly each reporting period based on the timing of our major new contract commitments.
New awards were $13.1 billion for 2015 (including approximately $1.6 billion related to our equity method joint ventures), compared with $16.3 billion for 2014. Significant new awards for 2015 (within our Engineering & Construction operating group) included:

•	petrochemical facility projects in the U.S. (approximately $1.8 billion combined),

•
our pro-rata share of a $2.8 billion liquids ethylene cracker project and associated units (approximately $1.4 billion) in the Middle East that we are executing through an unconsolidated equity method joint venture arrangement,

•	scope increases for our LNG mechanical erection project in the Asia Pacific region (approximately $720.0 million),

•
our proportionate share of a $2.0 billion additional LNG train (approximately $675.0 million) for an LNG export facility in the U.S. that we are executing through a proportionately consolidated joint venture arrangement, and

•	a combined cycle gas turbine power project in the U.S. (approximately $600.0 million).
Other significant awards for 2015 included scope increases for our former large nuclear projects in the U.S. (approximately $730.0 million, including contractual entitlements, unapproved change orders and claims), within our Engineering & Construction and Fabrication Services operating groups; engineering and fabrication for low-temperature tanks in the U.S. (approximately $300.0 million), within our Fabrication Services operating group; and power plant and refinery maintenance services in the U.S. and Canada (approximately $910.0 million combined), all within our Capital Services operating group.
Significant awards for 2014 included our proportionate share of a $6.2 billion LNG export facility in the U.S (approximately $3.1 billion) that we are executing through a proportionately consolidated joint venture arrangement; work scopes we will perform (approximately $900.0 million combined) for our two U.S. LNG export facility projects that we are executing through our proportionately consolidated joint venture arrangements; federal funding allocations for our mixed oxide fuel fabrication facility project in the U.S., and scope increases for our former large U.S. nuclear projects and cost-reimbursable refinery project in Colombia and LNG mechanical erection project in the Asia Pacific region (approximately $3.0 billion combined, including contractual entitlements, unapproved change orders and claims); and two combined cycle gas turbine power projects in the U.S. (approximately $850.0 million combined), all within our Engineering & Construction operating group; and nuclear power plant services in the U.S. (approximately $800.0 million), within our Capital Services operating group. See Operating Group Results below for further discussion.
Backlog at December 31, 2015 was approximately $22.6 billion (including approximately $1.8 billion related to our equity method joint ventures), compared to $30.4 billion at December 31, 2014, with the decrease reflecting the impact of the sale of our Nuclear Operations (approximately $7.3 billion) and other adjustments, primarily related to foreign currency fluctuations associated with the strengthening of the U.S. Dollar against the Australian Dollar, Euro, Colombian Peso and Canadian Dollar (approximately $400.0 million). As noted in the Revenue and Gross Profit sections below, foreign currency fluctuations also had an unfavorable impact on our operating results for 2015.
Certain contracts within our Capital Services and Engineering & Construction operating groups are dependent upon funding from the U.S. government, where funds are appropriated on a year-by-year basis, while contract performance may take more than one year. Approximately $1.1 billion of our backlog at December 31, 2015 for these operating groups was for contractual commitments that are subject to future funding decisions.
Revenue—Revenue for 2015 was $12.9 billion, representing a decrease of $45.4 million (0.4%) compared with 2014. Our 2015 revenue was unfavorably impacted relative to 2014 by approximately $890.0 million due to foreign currency fluctuations associated with the strengthening of the U.S. Dollar against the Australian Dollar, British Pound, Canadian Dollar, Colombian Peso and Euro, primarily within our Engineering & Construction operating group. Inclusive of the aforementioned foreign exchange impacts, our results were impacted by a reduction in revenue on our cost reimbursable LNG mechanical erection and gas processing projects in the Asia Pacific region and refinery project in Colombia within our Engineering & Construction operating group; and the wind down of various tank projects in the Asia Pacific region within our Fabrication Services operating group; partly offset by increased progress on our former large U.S. nuclear projects and increased LNG revenue in the U.S., all within our Engineering & Construction operating group; and increased plant maintenance and chemical plant services revenue, within our Capital Services operating group.
For 2015 and 2014, revenue from our aforementioned LNG mechanical erection project in the Asia Pacific region, combined with our LNG tank project for the same customer within our Fabrication Services operating group, totaled $1.6 billion (approximately 13% of our total 2015 revenue) and $2.0 billion (approximately 15% of our total 2014 revenue), respectively. See Operating Group Results below for further discussion.

Gross Profit—Our gross profit was $1.5 billion (11.7% of revenue) for 2015, compared with $1.5 billion (11.3% of revenue) for 2014. Our 2015 results were unfavorably impacted relative to 2014 by approximately $73.0 million due to lower revenue volume resulting from foreign currency fluctuations associated with the strengthening of the U.S. Dollar, primarily within our Engineering & Construction operating group, as noted in the Revenue section above. The increase in gross profit percentage was primarily attributable to the impact of leveraging our operating costs during 2015, and 2014 being unfavorably impacted by a temporary underutilization of fabrication capacity within our Fabrication Services operating group.
Selling and Administrative Expense—Selling and administrative expense was $387.0 million (3.0% of revenue) for 2015, compared with $405.2 million (3.1% of revenue) for 2014. The decrease in absolute dollars and as a percentage of revenue for 2015 was primarily attributable to lower incentive plan costs (approximately $12.6 million) and our cost reduction initiatives.
Intangibles Amortization—Intangibles amortization was $57.6 million for 2015, compared with $66.5 million for 2014. The decrease for 2015 was primarily attributable to intangible assets that became fully amortized during the first quarter 2015, the impairment of intangible assets in the third quarter 2015 resulting from the Agreement and sale of our Nuclear Operations, and the impact of foreign currency translation.
Equity Earnings—Equity earnings were $15.7 million for 2015, compared with $25.2 million for 2014 and were associated with our unconsolidated CLG joint venture and other unconsolidated equity method joint ventures.
Loss on Net Assets Sold and Impairment of Intangible Assets and Goodwill—As a result of the Agreement and sale of our Nuclear Operations discussed in Note 5 within Item 8, we recorded a non-cash pre-tax charge of approximately $1.5 billion related to the impairment of goodwill ($453.1 million) and intangible assets ($79.1 million) and a loss on net assets sold ($973.7 million).
Other Operating Expense (Income), Net—Other operating expense (income), net, generally represents losses (gains) associated with the sale or disposition of property and equipment. For 2015, other operating expense (income), net, also included a gain of approximately $7.5 million related to the contribution of a technology to our unconsolidated CLG joint venture and a foreign exchange loss of approximately $11.0 million associated with the re-measurement of certain non-U.S. Dollar denominated net assets.
Acquisition and Integration Related Costs—Integration related costs were $39.7 million for 2014 and primarily related to facility consolidations, including the associated accrued future lease costs for vacated facilities and unutilized capacity, personnel relocation and severance related costs, and systems integration costs.
(Loss) Income from Operations—Loss from operations was $(425.1) million (3.3% of revenue) for 2015, compared with income from operations of $982.6 million (7.6% of revenue) for 2014. The changes in absolute dollars and as a percentage of revenue were primarily attributable to the reasons noted above. The table below summarizes our results excluding the impact of the charge resulting from the Agreement and sale of our Nuclear Operations for 2015 and integration related costs for 2014.

	Years Ended December 31,
	2015	% of Revenue	2014	% of Revenue
	(In thousands)
Income from operations (excluding 2015 charge and 2014 integration costs)	$1,080,734	8.4%	$1,022,293	7.9%
Charge related to sale of Nuclear Operations	(1,505,851)	(11.7)%	—	—%
Integration related costs	—	—%	(39,685)	(0.3)%
(Loss) income from operations	$(425,117)	(3.3)%	$982,608	7.6%
Excluding the impact of the charge for 2015 and integration related costs for 2014, income from operations was $1.1 billion (8.4% of revenue) for 2015, compared with $1.0 billion (7.9% of revenue) for 2014. See Operating Group Results below for further discussion.
Interest Expense and Interest Income—Interest expense was $94.4 million for 2015, compared with $83.6 million for 2014. The increase was the result of higher average revolving credit facility borrowings and additional long-term borrowings during 2015. Interest income was $8.3 million for 2015, compared with $8.5 million for 2014.
Income Tax Benefit (Expense)—Income tax benefit for 2015 was $81.2 million (15.9% of pre-tax loss), compared with income tax expense of $271.4 million (29.9% of pre-tax income) for 2014. The aforementioned $1.5 billion charge resulting from the sale of our Nuclear Operations resulted in a net tax benefit of $370.7 million for 2015. The net tax benefit on the charge reflects the non-deductibility of the goodwill impairment and the establishment of U.S. state valuation allowances. Excluding this net benefit, our income tax expense for 2015 was $289.5 million (29.1% of pre-tax income excluding the charge). Our 2015 tax rate benefited from earnings represented by noncontrolling interests (approximately 2.0%) and previously unrecognized tax benefits and other adjustments (approximately 3.0%). Our 2014 tax rate also benefited from earnings represented by noncontrolling interests (approximately 2.5%). Our 2015 tax rate increased relative to 2014 due to a greater proportion of our pre-tax income being earned in higher tax rate jurisdictions, primarily the U.S. (approximately 2.0%). Our tax rate may continue to experience fluctuations due primarily to changes in the geographic distribution of our pre-tax income.
Net Income Attributable to Noncontrolling Interests—Noncontrolling interests are primarily associated with our large LNG mechanical erection project in the Asia Pacific region and certain operations in the U.S. and Middle East. Also included in 2014 was our large gas processing project in the Asia Pacific region. Net income attributable to noncontrolling interests was $74.5 million for 2015, compared with $92.5 million for 2014. The change compared to 2014 was commensurate with the level of applicable operating results for the aforementioned projects and operations.
Operating Group Results
Engineering & Construction
New Awards—New awards were $6.7 billion for 2015 (including approximately $1.4 billion related to our equity method joint ventures), compared with $10.1 billion for 2014. Significant new awards for 2015 included:

•	petrochemical facility projects in the U.S. (approximately $1.8 billion combined),

•
our pro-rata share of a $2.8 billion liquids ethylene cracker project and associated units (approximately $1.4 billion) in the Middle East that we are executing through an unconsolidated equity method joint venture arrangement,

•	scope increases for our LNG mechanical erection project in the Asia Pacific region (approximately $720.0 million),

•
our proportionate share of a $2.0 billion additional LNG train (approximately $675.0 million) for an LNG export facility in the U.S. that we are executing through a proportionately consolidated joint venture arrangement,

•	a combined cycle gas turbine power project in the U.S. (approximately $600.0 million),

•	scope increases for our former large nuclear projects in the U.S. (approximately $480.0 million, including contractual entitlements, unapproved change orders and claims),

•	an ethylene storage facility in the U.S. (approximately $115.0 million),

•	a chemicals plant project in the U.S. (approximately $100.0 million), and

•	engineering and procurement services for a refinery project in Russia.
Significant awards for 2014 included our proportionate share of a $6.2 billion LNG export facility in the U.S. (approximately $3.1 billion) that we are executing through a proportionately consolidated joint venture arrangement; work scopes (approximately $900.0 million combined) for our two U.S. LNG export facility projects that we are executing through our proportionately consolidated joint venture arrangements; federal funding allocations for our mixed oxide fuel fabrication facility project in the U.S., and scope increases for our former large U.S. nuclear projects and cost-reimbursable refinery project in Colombia and LNG mechanical erection project in the Asia Pacific region (approximately $3.0 billion combined, including contractual entitlements, unapproved change orders and claims); two combined cycle gas turbine power projects in the U.S. (approximately $850.0 million combined); structural, mechanical and piping construction work for an LNG project in the Asia Pacific region (approximately $625.0 million); engineering and procurement for a clean fuels project in the Middle East (approximately $370.0 million); and a demonstration plant for our NetPower venture.
Revenue—Revenue was $7.7 billion for 2015, representing an increase of $74.3 million (1.0%) compared with 2014. Our 2015 revenue was unfavorably impacted relative to 2014 by approximately $730.0 million due to foreign currency fluctuations associated with the strengthening of the U.S. Dollar against the Australian Dollar, British Pound, Canadian Dollar, Colombian Peso and Euro. Inclusive of the aforementioned foreign exchange impacts, our 2015 results primarily benefited from increased revenue on our LNG projects in the U.S. (approximately $1.0 billion) and former large U.S. nuclear projects (approximately $250.0 million), partly offset by net decreased revenue on our large cost-reimbursable LNG mechanical erection and gas processing projects in the Asia Pacific region and refinery project in Colombia (approximately $1.0 billion combined) and various other projects in Canada and Europe.
Approximately $2.0 billion of the operating group's 2015 revenue was attributable to our former large U.S. nuclear projects, compared with approximately $1.7 billion for 2014. Approximately $2.1 billion of the operating group's 2015 revenue was attributable to our large cost reimbursable projects, compared with approximately $3.1 billion for 2014. Approximately $1.2 billion of the operating group's 2015 revenue was attributable to our U.S. LNG export facility projects, compared with approximately $205.0 million for 2014.

(Loss) Income from Operations—Loss from operations for 2015 was $(875.3) million (11.4% of revenue), compared with income from operations of $518.7 million (6.8% of revenue) for 2014. As a result of the sale of our Nuclear Operations discussed in Note 5 within Item 8, our results were impacted by a non-cash charge of approximately $1.5 billion related to the impairment of goodwill ($453.1 million) and intangible assets ($79.1 million) and loss on net assets sold ($973.7 million). The table below summarizes our results excluding the impact of the charge.

	Years Ended December 31,
	2015	% of Revenue	2014	% of Revenue
	(In thousands)
Income from operations (excluding charge)	$630,530	8.2%	$518,671	6.8%
Charge related to sale of Nuclear Operations	(1,505,851)	(19.6)%	—	—%
(Loss) income from operations	$(875,321)	(11.4)%	$518,671	6.8%
Excluding the impact of the charge, income from operations for 2015 was $630.5 million (8.2% of revenue). Our 2015 results were unfavorably impacted relative to 2014 by approximately $44.0 million due to lower revenue volume resulting from foreign currency fluctuations associated with the strengthening of the U.S. Dollar, as noted in the Revenue section above. Our 2015 results benefited during 2015 from a higher margin backlog mix and better overhead recoveries, and benefited by approximately $28.0 million from the net impact of cost increases on our two former U.S. nuclear projects and the percent complete benefit of increases in project price on both projects related to contractual entitlements from our customers and consortium partner and an increase in claim recoveries on our South Carolina nuclear project related to the aforementioned and previously forecasted cost increases.
During 2014, we experienced increases in forecast cost on our two former U.S. nuclear projects related primarily to extensions of schedule resulting from regulatory and design changes. Project price for the nuclear projects was increased by a comparable amount based on our contractual entitlements, which provide for our customers and consortium partner to reimburse us for such costs. The aforementioned did not result in a significant net change in estimated margins on the projects; however, the percent complete dilutive effect of the changes was a reduction to our 2014 income from operations of approximately $34.0 million. In addition, during 2014 we experienced increases in forecast cost on our South Carolina nuclear project resulting from regulatory and design changes, and increased project price by approximately $373.0 million for unapproved change orders and claims related to these and previous forecast cost increases. This resulted in a benefit to our 2014 income from operations of approximately $24.0 million. The net impact of the aforementioned changes on the nuclear projects was a reduction to our 2014 income from operations of approximately $10.0 million.
Fabrication Services
New Awards—New awards were $3.1 billion for 2015, compared with $2.4 billion for 2014. Significant new awards for 2015 included engineering and fabrication for low-temperature tanks in the U.S. (approximately $300.0 million); scope increases for our former large nuclear projects in the U.S. (approximately $250.0 million, including contractual entitlements, unapproved change orders and claims); engineering and fabrication for a hydrotreater in the U.S. (approximately $95.0 million); engineered products for a refinery in Russia (approximately $93.0 million); engineering, procurement, fabrication and erection for storage spheres in the U.S. (approximately $70.0 million); storage tanks for a clean fuels project in the Middle East (approximately $60.0 million); an oil sands project in Canada (approximately $50.0 million); pipe fabrication for a petrochemical project in the U.S. (approximately $40.0 million); work scopes we will perform for our U.S. LNG export facility projects that we are executing through our proportionately consolidated joint venture arrangements; and work scopes we will perform for our liquids ethylene cracker project that we are executing through our unconsolidated equity method joint venture.
Significant new awards for 2014 included ethylene heaters in Malaysia and Turkmenistan (approximately $270.0 million, combined); work scopes we will perform for one of the aforementioned U.S. LNG export facility projects we are executing through a proportionately consolidated joint venture (approximately $140.0 million); pipe fabrication for a propane dehydrogenation unit in the U.S. (approximately $100.0 million); petroleum storage tank projects in the Middle East (approximately $90.0 million) and the U.S. (approximately $49.0 million); storage spheres in the Middle East (approximately $60.0 million); engineered products for a refinery in the Middle East (approximately $50.0 million); an ammonia storage tank project in the U.S. (approximately $40.0 million); and various other storage tank and pipe fabrication awards throughout the world.
Revenue—Revenue was $2.4 billion for 2015, representing a decrease of $296.3 million (10.8%) compared with 2014. Our 2015 revenue was unfavorably impacted relative to 2014 by approximately $140.0 million due to foreign currency fluctuations associated with the strengthening of the U.S. Dollar against the Australian Dollar and Canadian Dollar. Inclusive of the aforementioned foreign exchange impacts, our 2015 results were impacted by lower storage tank work in the Asia Pacific region (approximately $440.0 million), partly offset by increased engineered products activity (approximately $200.0 million).

Income from Operations—Income from operations for 2015 was $225.3 million (9.2% of revenue), compared with $274.5 million (10.0% of revenue) for 2014. Our 2015 results were impacted by lower revenue volume, a lower margin mix on our pipe fabrication backlog, net cost increases on various projects in the U.S. (approximately $30.0 million combined), and a foreign exchange loss (approximately $11.0 million) associated with the re-measurement of certain non-U.S. Dollar denominated net assets during 2015. Our 2014 results were impacted by a temporary underutilization of our pipe fabrication capacity due to customer delays (approximately $28.0 million) in the first half of 2014, and cost increases on a pipe fabrication project (approximately $24.0 million) sold in 2010 that was on hold until 2014, offset by savings on a project in the Asia Pacific region and a higher margin mix on the remaining portion of our backlog.
Technology
New Awards—New awards were $577.5 million for 2015 (including $226.0 million related to our equity method CLG joint venture), compared with $387.0 million for 2014. Significant new awards for 2015 primarily included refining and petrochemical catalysts in North America and Africa and a technology licensing award for a hydroprocessing facility in the Asia Pacific region (approximately $100.0 million). Significant new awards for 2014 primarily included refining and petrochemical catalysts and petrochemical licensing throughout the world. New awards for 2014 exclude amounts related to our unconsolidated equity method CLG joint venture, which recorded significant new awards during 2014, including a technology licensing award for a hydroprocessing facility in the Middle East (approximately $100.0 million).
Revenue—Revenue was $399.1 million for 2015, representing an increase of $14.0 million (3.6%) compared with 2014. Our 2015 results benefited from higher catalyst volume.
Income from Operations—Income from operations for 2015 was $150.9 million (37.8% of revenue), compared with $147.8 million (38.4% of revenue) for 2014. The increase in absolute dollars for 2015 was primarily attributable to a gain (approximately $7.5 million) associated with the contribution of a technology to our unconsolidated CLG joint venture during 2015, partly offset by lower equity earnings (approximately $4.0 million).
Capital Services
New Awards—New awards were $2.7 billion for 2015, compared with $3.4 billion for 2014. Significant new awards for 2015 included power plant and refinery maintenance services in the U.S. and Canada (approximately $910.0 million combined); maintenance and modification services at a nuclear generating station in the U.S. (approximately $200.0 million); scope increases on a chemical expansion project in the U.S. (approximately $200.0 million); refinery maintenance services in South America (approximately $120.0 million); world-wide military installation fuel services for the U.S. Federal Government (approximately $100.0 million); operations and maintenance work for a nuclear generating station in the U.S. (approximately $100.0 million); long-term maintenance services at multiple specialty chemical facilities in the U.S. (approximately $100.0 million); work for the Rapid Disaster Infrastructure Response Program of the U.S. Army Corps of Engineers (approximately $60.0 million); chemical plant operations and maintenance work in the U.S. (approximately $60.0 million); coking unit services in Canada (approximately $50.0 million); and site construction for a hydrotreater in the U.S. (approximately $45.0 million).
Significant new awards for 2014 included power plant services in the U.S. (approximately $800.0 million); power and petrochemical facility maintenance work in the U.S. (approximately $210.0 million combined); the extension of an environmental remediation services project in the U.S. (approximately $150.0 million); power facility modification work in the U.S. (approximately $120.0 million); a chemical plant services project in the U.S. (approximately $110.0 million); an earthworks and soil stabilization project in the U.S. (approximately $100.0 million); fossil power facility maintenance and modification work in the U.S. (approximately $100.0 million); a hydrocracker services project in Europe (approximately $90.0 million); a refinery maintenance and industrial services project in the U.S. (approximately $65.0 million); environmental monitoring services in the U.S. (approximately $60.0 million); a support services project for the U.S. EPA; oversight of decommissioning and demolition at a DOE facility; scope increases on base operations support contracts; and increased environmental remediation work at DOD facilities.
Revenue—Revenue was $2.4 billion for 2015, representing an increase of $162.6 million (7.3%) compared with 2014. Our 2015 revenue primarily benefited from increased plant maintenance and chemical plant services revenue in the U.S.
Income from Operations—Income from operations for 2015 was $74.1 million (3.1% of revenue), compared with $81.4 million (3.7% of revenue) for 2014. The decreases in absolute dollars and as a percentage of revenue were primarily due to a lower margin mix of work and reserves established during 2015 for two uncollectible receivables (approximately $7.0 million), partly offset by higher revenue volume and continuing benefits from previously implemented cost reduction initiatives.

2014 Versus 2013
Consolidated Results
New Awards/Backlog—New awards were $16.3 billion for 2014, compared with $12.3 billion for 2013. Significant new awards for 2014 included our proportionate share of a $6.2 billion LNG export facility in the U.S. (approximately $3.1 billion) that we are executing through a proportionately consolidated joint venture arrangement; work scopes we will perform (approximately $900.0 million combined) for our two U.S. LNG export facility projects that we are executing through our proportionately consolidated joint venture arrangements; federal funding allocations for our mixed oxide fuel fabrication facility project in the U.S., and scope increases for our large U.S. nuclear projects and cost-reimbursable refinery project in Colombia and LNG mechanical erection project in the Asia Pacific region (approximately $3.0 billion combined, including contractual entitlements, unapproved change orders and claims); and two combined cycle gas turbine power projects in the U.S. (approximately $850.0 million combined), all within our Engineering & Construction operating group; and power plant services in the U.S. (approximately $800.0 million), within our Capital Services operating group.
Significant new awards for 2013 included our proportionate share of a $5.0 billion LNG export facility in the U.S. (approximately $2.5 billion) that we are executing through a proportionately consolidated joint venture arrangement, scope increases on our refinery project in Colombia and LNG mechanical erection project in the Asia Pacific region (approximately $2.2 billion combined), and an ethane cracker in the U.S. (approximately $1.0 billion), all within our Engineering & Construction operating group. See Operating Group Results below for further discussion.
Backlog at December 31, 2014 was approximately $30.4 billion compared to $27.8 billion at December 31, 2013, with the increase reflecting the impact of new awards exceeding revenue by $3.3 billion, partly offset by other adjustments, primarily related to foreign currency fluctuations associated with the strengthening of the U.S. Dollar against the Australian Dollar, Colombian Peso and Euro.
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
Revenue—Revenue for 2014 was $13.0 billion, representing a $1.9 billion increase (16.9%) compared with 2013. The increase was primarily due to progress on our large U.S. nuclear projects in Georgia and South Carolina and net increases on our large cost-reimbursable projects in the Asia Pacific region and Colombia, all within our Engineering & Construction operating group. Our 2014 results also benefited from the full year impact of the acquired Shaw operations. For 2014 and 2013, revenue from our aforementioned LNG mechanical erection project in the Asia Pacific region, combined with our LNG tank project for the same customer within our Fabrication Services operating group, totaled $2.0 billion (approximately 15% of our total 2014 revenue) and $1.2 billion (approximately 11% of our total 2013 revenue), respectively. See Operating Group Results below for further discussion.
Gross Profit—Gross profit was $1.5 billion (11.3% of revenue) for 2014, compared with $1.2 billion (10.8% of revenue) for 2013. The increases in absolute dollars and as a percentage of revenue were primarily attributable to the impact of our higher revenue volume, higher margin backlog, integration savings and leverage of operating costs. This benefit for 2014 was partially offset by a temporary underutilization of fabrication capacity within our Fabrication Services operating group in the first half of 2014.
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
Acquisition and Integration Related Costs—Integration related costs were $39.7 million for 2014, compared with acquisition and integration related costs of $95.7 million for 2013. For 2014 and 2013, integration related costs primarily related to facility consolidations, including the associated accrued future lease costs for vacated facilities and unutilized capacity, personnel relocation and severance related costs, and systems integration costs. For 2013, acquisition related costs primarily related to transaction costs, professional fees, change-in-control and severance related costs associated with the Shaw Acquisition.

Income from Operations—Income from operations was $982.6 million (7.6% of revenue) for 2014, compared with $684.5 million (6.2% of revenue) for 2013. The increases in absolute value and as a percentage of revenue for 2014 were due to the reasons noted above. See Operating Group Results below for further discussion.
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
Income Tax Expense—Income tax expense was $271.4 million (29.9% of pre-tax income) for 2014, compared with $91.3 million (15.1% of pre-tax income) for 2013. Our 2014 rate benefited from earnings represented by noncontrolling interests (approximately 2.5%). Our 2013 rate primarily benefited from the reversal of valuation allowance of $62.8 million associated with our U.K. net operating loss deferred tax assets (approximately 10.0%), as more fully described in Note 17 within Item 8. Our 2013 rate also benefited from available tax credits (approximately 5.0%) and earnings represented by noncontrolling interests (approximately 2.0%). In addition to the aforementioned, our 2014 rate increased due to a greater proportion of our pre-tax income being earned in higher tax rate jurisdictions, primarily the U.S. (approximately 2.0%).
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
Operating Group Results
Engineering & Construction
New Awards—New awards were $10.1 billion for 2014, compared with $7.0 billion for 2013. Significant new awards for 2014 included our proportionate share of a $6.2 billion LNG export facility in the U.S. (approximately $3.1 billion) that we are executing through a proportionately consolidated joint venture arrangement; work scopes we will perform (approximately $900.0 million combined) for our two U.S. LNG export facility projects that we are executing through our proportionately consolidated joint venture arrangements; federal funding allocations for our mixed oxide fuel fabrication facility project in the U.S., and scope increases on our large U.S. nuclear projects and cost-reimbursable refinery project in Colombia and LNG mechanical erection project in the Asia Pacific region (approximately $3.0 billion combined, including contractual entitlements, unapproved change orders and claims discussed further in Note 18 within Item 8); two combined cycle gas turbine power projects in the U.S. (approximately $850.0 million combined); structural, mechanical and piping construction work for an LNG project in the Asia Pacific region (approximately $625.0 million); engineering and procurement for a clean fuels project in the Middle East (approximately $370.0 million); and a demonstration plant for our NetPower venture.
Significant new awards for 2013 included our proportionate share of a $5.0 billion LNG export facility in the U.S. (approximately $2.5 billion) that we are executing through a joint venture arrangement; scope increases on our refinery project in Colombia and our LNG mechanical erection project in the Asia Pacific region (approximately $2.2 billion combined); an ethane cracker in the U.S. (approximately $1.0 billion); federal funding allocations for our mixed oxide fuel fabrication facility project in the U.S. (approximately $200.0 million); engineering services for an offshore platform in the Norwegian Sea (approximately $180.0 million); and a chemical plant expansion project in the U.S. (approximately $100.0 million).
Revenue—Revenue was $7.6 billion for 2014, representing an increase of $1.4 billion (22.7%) compared with 2013. Our 2014 results primarily benefited from net increased revenue on our large U.S. nuclear projects (approximately $825.0 million) and large cost-reimbursable LNG mechanical erection and gas processing projects in the Asia Pacific region and refinery project in Colombia (approximately $565.0 million combined), and the full year impact of the acquired Shaw operations (approximately $65.0 million, excluding the aforementioned nuclear projects). Approximately $3.1 billion of the operating group's 2014 revenue was from our large cost-reimbursable projects, compared with $2.5 billion for 2013. Approximately $1.7 billion of the operating group's 2014 revenue was attributable to our large U.S. nuclear projects, compared with approximately $870.0 million for 2013.
Income from Operations—Income from operations for 2014 was $518.7 million (6.8% of revenue), compared with $316.7 million (5.1% of revenue) for 2013. Our 2014 results benefited from higher revenue volume, a higher margin mix on our large cost reimbursable projects (approximately $38.0 million), integration savings and leverage of operating costs, and a higher margin mix on the remaining portion of our backlog. Our 2013 results benefited from savings on a project in South America (approximately $19.0 million) and various projects in Europe (approximately $35.0 million), partially offset by cost increases on two projects in the U.S. and Canada (approximately $59.0 million). The net impact of project savings and cost increases, including the U.S. nuclear projects described below, was not significant for 2014 or 2013.
During 2014, we experienced increases in forecast cost on our two U.S. nuclear projects related primarily to extensions of schedule resulting from regulatory and design changes. Project price for the nuclear projects was increased by a comparable amount based on our contractual entitlements, which provide for our customers and consortium partner to reimburse us for such costs. The aforementioned did not result in a significant net change in estimated margins on the projects; however, the percent complete dilutive effect of the changes was a reduction to our 2014 income from operations of approximately $34.0 million. In addition, during 2014 we experienced increases in forecast cost on our South Carolina nuclear project resulting from regulatory and design changes, and increased project price by approximately $373.0 million for unapproved change orders and claims related to these and previous forecast cost increases. This resulted in a benefit to our 2014 income from operations of approximately $24.0 million. The net impact of the aforementioned changes on the nuclear projects was a reduction to our 2014 income from operations of approximately $10.0 million. See Note 18 within Item 8 for further discussion of our contractual entitlements, unapproved change orders and claims.
Fabrication Services
New Awards—New awards were $2.4 billion for 2014, compared with $2.9 billion for 2013. Significant new awards for 2014 included ethylene heaters in Malaysia and Turkmenistan (approximately $270.0 million combined); work scopes we will perform for one of the aforementioned U.S. LNG export facility projects we are executing through a proportionately consolidated joint venture (approximately $140.0 million); pipe fabrication for a propane dehydrogenation unit in the U.S. (approximately $100.0 million); petroleum storage tank projects in the Middle East (approximately $90.0 million) and the U.S. (approximately $49.0 million); storage spheres in the Middle East (approximately $60.0 million); engineered products for a refinery in the Middle East (approximately $50.0 million); an ammonia storage tank project in the U.S. (approximately $40.0 million); and various other storage tank and pipe fabrication awards throughout the world.
Significant new awards for 2013 included a turnkey propane terminal and de-ethanizer facility in the U.S. (approximately $400.0 million); LNG storage tanks and facilities for two projects in the Asia Pacific region (approximately $260.0 million combined); crude oil storage tanks in Saudi Arabia (approximately $70.0 million); a bitumen storage facility in Canada (approximately $55.0 million); scope increases on an existing LNG tank project in the Asia Pacific region (approximately $50.0 million); a propane and butane storage award in the U.S. (approximately $50.0 million); and various pipe fabrication awards for projects primarily in the U.S.
Revenue—Revenue was $2.7 billion for 2014, representing a decrease of $38.4 million (1.4%) compared with 2013. Our 2014 results benefited from the full year impact of the acquired Shaw operations (approximately $85.0 million), higher engineered products activity, and increased storage tank work in the U.S. (approximately $80.0 million), offset by lower storage tank work in the Asia Pacific region (approximately $155.0 million) and the Middle East (approximately $80.0 million).
Income from Operations—Income from operations for 2014 was $274.5 million (10.0% of revenue), compared with $287.9 million (10.4% of revenue) for 2013. Our 2014 results were primarily impacted by lower revenue volume, a temporary underutilization of our pipe fabrication capacity due to customer delays (approximately $28.0 million) in the first half of 2014, and cost increases on a pipe fabrication project (approximately $24.0 million) sold in 2010 that was on hold until 2014, offset by savings on a project in the Asia Pacific region and a higher margin mix on the remaining portion of our backlog. Our 2013 results benefited from savings on projects in the Asia Pacific region (approximately $30.0 million), the Caribbean and North America, partly offset by cost increases on various projects in the Middle East (approximately $40.0 million). The net impact of project savings and cost increases was not significant for 2014 or 2013.
Technology
New Awards—New awards were $387.0 million for 2014, compared with $438.3 million for 2013. Significant new awards for 2014 included gas processing facilities in Africa and the U.S., EPC services for a hydrogen facility in the U.S. (approximately $40.0 million), CATOFIN propane dehydrogenation and olefins licensing in China, grassroots ethylene licensing in the Middle East, and refining licensing in India. New awards exclude amounts related to our unconsolidated equity method CLG joint venture, which recorded significant new awards during 2014, including a technology licensing award for a hydroprocessing facility in the Middle East (approximately $100.0 million).
Revenue—Revenue was $385.1 million for 2014, representing a decrease of $12.3 million (3.1%) compared with 2013. Our 2014 results were impacted by reduced licensing and catalyst activity.
Income from Operations—Income from operations for 2014 was $147.8 million (38.4% of revenue), compared with $128.6 million (32.4% of revenue) for 2013. The increases in both absolute dollars and as a percentage of revenue were primarily attributable to a higher margin mix of work for each of our licensing and catalyst activities.

Capital Services
New Awards—New awards were $3.4 billion for 2014, compared with $1.9 billion for 2013. Significant new awards for 2014 included power plant services in the U.S. (approximately $800.0 million); power and petrochemical facility maintenance work in the U.S. (approximately $210.0 million combined); the extension of an environmental remediation services project in the U.S. (approximately $150.0 million); power facility modification work in the U.S. (approximately $120.0 million); a chemical plant services project in the U.S. (approximately $110.0 million); an earthworks and soil stabilization project in the U.S. (approximately $100.0 million); fossil power facility maintenance and modification work in the U.S. (approximately $100.0 million); a hydrocracker services project in Europe (approximately $90.0 million); a refinery maintenance and industrial services project in the U.S. (approximately $65.0 million); environmental monitoring services in the U.S. (approximately $60.0 million); a support services project for the U.S. EPA; oversight of decommissioning and demolition at a DOE facility; scope increases on base operations support contracts; and increased environmental remediation work at DOD facilities.
Significant new awards for 2013 included extended commitments on existing nuclear maintenance contracts (approximately $770.0 million), an environmental remediation services project in the U.S. (approximately $160.0 million), a decommissioning and demolition project in the U.S. (approximately $155.0 million), and a gas to energy project in the U.S. (approximately $95.0 million).
Revenue—Revenue was $2.2 billion for 2014, representing an increase of $522.9 million (30.7%) compared with 2013. Our 2014 revenue primarily benefited from increased plant maintenance revenue in the U.S. (approximately $430.0 million) and the full year impact of the acquired Shaw operations.
Income from Operations—Income from operations for 2014 was $81.4 million (3.7% of revenue), compared with $46.9 million (2.8% of revenue) for 2013. The increases in absolute dollars and as a percentage of revenue were primarily due to 2014 benefiting from cost reduction initiatives, a higher margin mix of work and favorable settlements on completed projects. Our 2014 results continued to be impacted by sequestration with respect to U.S. Federal government funding and prioritization.
LIQUIDITY AND CAPITAL RESOURCES
General
Cash and Cash Equivalents—At December 31, 2015, our cash and cash equivalents were $550.2 million, and were maintained in local accounts throughout the world, substantially all of which were maintained outside The Netherlands, our country of domicile. With the exception of $411.0 million of cash and cash equivalents within our variable interest entities (“VIEs”) associated with our partnering arrangements, which is generally only available for use in our operating activities when distributed to the partners, we are not aware of any material restrictions on our cash and cash equivalents.
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

Summary of Cash Flow Activity
Operating Activities—During 2015, net cash used in operating activities was $56.2 million, primarily resulting from cash generated from earnings (excluding the $1.5 billion non-cash charge resulting from the Agreement and sale of our Nuclear Operations), offset by a net change of $1.1 billion in our accounts receivable, inventory, accounts payable and net contracts in progress account balances (collectively, “Contract Capital”). The components of our net Contract Capital balances at December 31, 2015 and 2014, and changes during 2015, were as follows:

	December 31, 2015 (3)			December 31,
(In thousands)	As Reported	Adjustments	Adjusted	2014	Change
Billings in excess of costs and estimated earnings (1)	$(1,925,206)	$(36,524)	$(1,961,730)	$(1,426,728)	$(535,002)
Margin fair value liability for acquired contracts (2)	(8,905)	(432,036)	(440,941)	(558,760)	117,819
Total billings in excess of costs and estimated earnings	(1,934,111)	(468,560)	(2,402,671)	(1,985,488)	(417,183)
Total costs and estimated earnings in excess of billings (1)	688,314	1,443,121	2,131,435	774,644	1,356,791
Contracts in progress, net	(1,245,797)	974,561	(271,236)	(1,210,844)	939,608
Accounts receivable, net	1,331,217	188,858	1,520,075	1,306,567	213,508
Inventory	289,658	2,588	292,246	286,155	6,091
Accounts payable	(1,162,077)	(200,633)	(1,362,710)	(1,256,854)	(105,856)
Contract Capital, net	$(786,999)	$965,374	$178,375	$(874,976)	$1,053,351

(1)
Represents our cash position relative to revenue recognized on projects, with (i) billings in excess of costs and estimated earnings representing a liability reflective of future cash expenditures and non-cash earnings, and (ii) costs and estimated earnings in excess of billings representing an asset reflective of future cash receipts.

(2)
Represents a margin fair value liability associated with long-term contracts acquired in connection with the Shaw Acquisition. The margin fair value liability was approximately $745.5 million at the Acquisition Closing Date and is recognized as revenue on a percentage of completion basis as the applicable projects progress.

(3)
Although our December 31, 2015 Balance Sheet does not reflect the Contract Capital balances of the Nuclear Operations due to the Agreement and sale of the Nuclear Operations on December 31, 2015, our Statement of Cash Flows reflects the changes in Contract Capital balances during 2015 prior to their removal at December 31, 2015. The removal of such balances from our December 31, 2015 Balance Sheet is reflected in the loss on net assets sold discussed further in Note 5 within Item 8. Accordingly, for comparability between periods and reconciliation to our Statement of Cash Flows, the components of our net Contract Capital balance at December 31, 2015 have been adjusted in the table above to include the balances for the Nuclear Operations prior to their removal from the Balance Sheet.

Fluctuations in our Contract Capital balance, and its components, are not unusual in our business and are impacted by the size of our projects and changing mix of cost-reimbursable versus fixed-price backlog. Our cost-reimbursable projects tend to have a greater working capital requirement (“costs and estimated earnings in excess of billings”), while our fixed-price projects are generally structured to be cash flow positive (“billings in excess of costs and estimated earnings”). Our Contract Capital is particularly impacted by the timing of new awards and related payments in advance of performing work, and the achievement of billing milestones on backlog as we complete certain phases of work. Contract Capital is also impacted at period-end by the timing of accounts receivable collections and accounts payable payments for our large projects.
The $1.1 billion increase in our Contract Capital during 2015 was primarily due to a $1.2 billion increase in the net Contract Capital position on our two former U.S. nuclear projects (exclusive of the margin fair value liability discussed above) and a $117.8 million decrease in the margin fair value liability, partly offset by a $306.5 million decrease in our net Contract Capital position on our remaining backlog. The Contract Capital position for the two former U.S. nuclear projects continued to be impacted during 2015 by the timing of achievement of billings milestones, and as discussed above, the net Contract Capital balance for the Nuclear Operations of $965.4 million at December 31, 2015 (inclusive of the margin fair value liability of $432.0 million), was included in our loss on net assets sold for 2015. The decrease in our net Contract Capital position for the remainder of our backlog was primarily due to the impact of payments in advance of performing work and the timing of accounts payable payments on our large projects.
Excluding the impact of negative operating cash flows related to the Nuclear Operations, cash flows from operating activities for 2015 were approximately $1.1 billion. Although we anticipate future quarterly variability in our operating cash flows due to ongoing fluctuations in our Contract Capital balance, we expect cash flows from operating activities to approximate earnings for 2016, and we believe our anticipated future operating cash flows and capacity under our revolving and other credit facilities will be sufficient to finance our capital expenditures, settle our commitments and contingencies and address our working capital needs for the foreseeable future.
Investing Activities—During 2015, net cash used in investing activities was $381.7 million, primarily related to net advances of $253.9 million to our venture partners by our proportionately consolidated ventures (see Notes 8 and 9 within Item 8 for further discussion), capital expenditures of $78.9 million and other investments of $58.2 million. We will continue to evaluate and selectively pursue other opportunities for additional expansion of our business through the acquisition of complementary businesses and technologies. These acquisitions may involve the use of cash or may require further debt or equity financing.
Financing Activities—During 2015, net cash provided by financing activities was $697.4 million, primarily related to long-term borrowings of $700.0 million; net revolving facility and other short-term borrowings of $488.3 million; net advances from our proportionately consolidated ventures of $226.2 million (see Notes 8 and 9 within Item 8 for further discussion); and cash proceeds from the issuance of shares associated with our stock plans of $20.2 million. These cash inflows were partly offset by repayments on our long-term debt of $420.2 million; share repurchases totaling $230.8 million (5.0 million shares at an average price of $46.15 per share), including $217.0 million to purchase 4.7 million shares of our outstanding common stock and $13.8 million to repurchase 0.3 million shares associated with stock-based compensation-related withholding taxes on taxable share distributions; distributions to our noncontrolling interest partners of $56.7 million; and dividends paid to our shareholders of $29.8 million.
Effect of Exchange Rate Changes on Cash and Cash Equivalents—During 2015, our cash and cash equivalents balance decreased by $60.6 million due to the impact of changes in functional currency exchange rates against the U.S. Dollar for non-U.S. Dollar cash balances, primarily for changes in the Australian Dollar and Euro exchange rates. The net unrealized loss on our cash and cash equivalents resulting from these exchange rate movements is reflected in the cumulative translation adjustment component of other comprehensive income (loss) (“OCI”). Our cash and cash equivalents held in non-U.S. Dollar currencies are used primarily for project-related and other operating expenditures in those currencies, and therefore, our exposure to realized exchange gains and losses is not anticipated to be material.
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
Committed Facilities—We have a five-year, $1.35 billion, committed and unsecured revolving facility (the “Revolving Facility”) with Bank of America N.A. (“BofA”), as administrative agent, and BNP Paribas Securities Corp., BBVA Compass, Credit Agricole Corporate and Investment Bank (“Credit Agricole”) and TD Securities, each as syndication agents, which expires in October 2018. The Revolving Facility was amended on July 8, 2015 to remove the $675.0 million borrowing sublimit while maintaining a $270.0 million financial letter of credit sublimit. In conjunction with the sale of our Nuclear Operations, the Revolving Facility was amended to reset our financial and restrictive covenants, which resulted in a maximum leverage ratio of 3.25, a minimum fixed charge coverage ratio of 1.75, and a minimum net worth level calculated as $1.6 billion at December 31, 2015. The Revolving Facility also includes customary restrictions regarding subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, and mergers and acquisitions, and includes a trailing twelve-month limitation of $250.0 million for dividend payments and share repurchases if our leverage ratio exceeds 1.50 (unlimited if our leverage ratio is equal to or below 1.50), among other restrictions. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. The interest, commitment fee, and letter of credit fee percentages are based upon our quarterly leverage ratio. In the event we borrow funds under the facility, interest is assessed at either prime plus an applicable floating margin (3.50% and 0.75%, respectively at December 31, 2015), or LIBOR plus an applicable floating margin (0.42% and 1.75%, respectively at December 31, 2015). At December 31, 2015, we had no outstanding borrowings under the facility and $149.0 million of outstanding letters of credit under the facility (none of which were financial letters of credit), providing $1.2 billion of available capacity. During 2015, our weighted average interest rate on borrowings under the facility was approximately 1.8%, inclusive of the applicable floating margin.
We have a five-year, $800.0 million, committed and unsecured revolving credit facility (the “Second Revolving Facility”) with BofA, as administrative agent, and BNP Paribas Securities Corp., BBVA Compass, Credit Agricole and Bank of Tokyo Mitsubishi UFJ, each as syndication agents, which expires in July 2020. The Second Revolving Facility was amended on July 8, 2015 to increase the overall capacity from the previous capacity of $650.0 million, extend the expiration date from the previous expiration of February 2018, remove the $487.5 million borrowing sublimit and provide a financial letter of credit sublimit of $50.0 million. The Second Revolving Facility supplements our Revolving Facility, and has financial and restrictive covenants similar to those noted above for the Revolving Facility. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. The interest, commitment fee, and letter of credit fee percentages are based upon our quarterly leverage ratio. In the event we borrow funds under the facility, interest is assessed at either prime plus an applicable floating margin (3.50% and 0.75%, respectively at December 31, 2015) or LIBOR plus an applicable floating margin (0.42% and 1.75%, respectively at December 31, 2015). At December 31, 2015, we had $290.0 million of outstanding borrowings and $15.5 million of outstanding letters of credit under the facility (including $3.1 million of financial letters of credit), providing $494.5 million of available capacity. During 2015, our weighted average interest rate on borrowings under the facility was approximately 3.8%, inclusive of the applicable floating margin.
Uncommitted Facilities—We also have various short-term, uncommitted letter of credit and borrowing facilities (the “Uncommitted Facilities”) across several geographic regions of approximately $4.0 billion, of which $463.0 million may be utilized for borrowings. At December 31, 2015, we had $363.0 million of outstanding borrowings and $1.4 billion of outstanding letters of credit under these facilities, providing $2.3 billion of available capacity, of which $100.0 million may be utilized for borrowings. During 2015, our weighted average interest rate on borrowings under the facility was approximately 1.2%.
Term Loans—At December 31, 2015, we had $450.0 million outstanding on our four-year, $1.0 billion unsecured term loan (the “Term Loan”) with BofA as administrative agent. Interest and principal under the Term Loan is payable quarterly in arrears and bears interest at LIBOR plus an applicable floating margin (0.42% and 1.75%, respectively at December 31, 2015). However, we continue to utilize an interest rate swap to hedge against $366.1 million of the outstanding $450.0 million Term Loan, which resulted in a weighted average interest rate of approximately 2.0% during 2015, inclusive of the applicable floating margin. Future annual maturities for the Term Loan are $150.0 million, and $300.0 million in 2016 and 2017, respectively. The Term Loan includes financial and restrictive covenants similar to those noted above for the Revolving Facility.
On July 8, 2015, we entered into a $500.0 million unsecured term loan (the “Second Term Loan”). The Second Term Loan required that $275.0 million of the loan proceeds be utilized to prepay a portion of the 2017 principal due on the Term Loan. Interest and principal under the Second Term Loan is payable quarterly in arrears beginning in June 2017 and bears interest at LIBOR plus an applicable floating margin (rates are equivalent to the Term Loan). During 2015, our weighted average interest rate on the Second Term was approximately 1.8%, inclusive of the applicable floating margin. Future annual maturities for the Second Term Loan are $56.3 million, $75.0 million, $75.0 million and $293.8 million for 2017, 2018, 2019, and 2020, respectively. The Second Term Loan has financial and restrictive covenants similar to those noted above for the Revolving Facility.
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
On July 30, 2015, we issued senior notes totaling $200.0 million (the “Second Senior Notes”), with BofA as administrative agent. Interest is due semi-annually at a fixed rate of 4.53%, with principal of $200.0 million due in July 2025. The Second Senior Notes have financial and restrictive covenants similar to those noted above for the Revolving Facility.
Other Long-Term Debt—On October 30, 2015, we repaid our $48.1 million six-year secured (construction equipment) term loan.
Compliance and Other—During 2015, maximum outstanding borrowings under our revolving credit and other facilities were approximately $1.3 billion. In addition to providing letters of credit, we also issue surety bonds in the ordinary course of business to support our contract performance. At December 31, 2015, we had $748.9 million of outstanding surety bonds.
At December 31, 2015, we were in compliance with all of our restrictive and financial covenants associated with our debt and revolving credit and other facilities, with a leverage ratio of 2.15, a fixed charge coverage ratio of 5.60, and net worth of $2.0 billion. Our ability to remain in compliance with our lending facilities could be impacted by circumstances or conditions beyond our control, including, but not limited to, the delay or cancellation of projects, changes in foreign currency exchange or interest rates, performance of pension plan assets, or changes in actuarial assumptions. Further, we could be impacted if our customers experience a material change in their ability to pay us or if the banks associated with our lending facilities were to cease or reduce operations, or if there is a full or partial break-up of the EU or its currency, the Euro.

Other
Contractual Obligations—At December 31, 2015, our contractual obligations were as follows:

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Senior Notes (1)	$1,022,980	$38,620	$220,807	$279,165	$484,388
Second Senior Notes (2)	286,825	9,060	18,120	18,120	241,525
Term Loan (3)	461,692	160,617	301,075	—	—
Second Term Loan (4)	555,284	12,354	157,082	385,848	—
Operating leases (5)	425,494	87,276	131,626	89,379	117,213
Information technology (“IT”) obligations (6)	27,603	16,079	11,524	—	—
Self-insurance obligations (7)	19,065	19,065	—	—	—
Pension funding obligations (8)	16,881	16,881	—	—	—
Postretirement benefit funding obligations (8)	2,432	2,432	—	—	—
Purchase obligations (9)	—	—	—	—	—
Unrecognized tax benefits (10)	—	—	—	—	—
Total contractual obligations	$2,818,256	$362,384	$840,234	$772,512	$843,126

(1)	Includes interest accruing on our $800.0 million Senior Notes at a weighted average fixed rate of 4.83%.

(2)	Includes interest accruing on our $200.0 million Second Senior Notes at a fixed rate of 4.53%.

(3)	Includes interest accruing on the remaining $450.0 million of our $1.0 billion Term Loan at a rate of 2.34%, inclusive of our interest rate swap.

(4)	Includes interest accruing on our $500.0 million Second Term Loan at a rate of 2.17%.

(5)	Includes approximately $4.5 million of minimum lease payments that are contractually recoverable through our cost-reimbursable projects.

(6)	Represents commitments for IT technical support and software maintenance contracts.

(7)	Represents expected 2016 payments associated with our self-insurance programs. Payments beyond one year have not been included as amounts are not determinable.

(8)	Represents expected 2016 contributions to fund our defined benefit pension and other postretirement plans. Contributions beyond one year have not been included as amounts are not determinable.

(9)
In the ordinary course of business, we enter into commitments (which are expected to be recovered from our customers) for the purchase of materials and supplies on our projects. We do not enter into long-term purchase commitments on a speculative basis for fixed or minimum quantities.

(10)	Payments for income tax reserves of $9.1 million are not included as the timing of specific tax payments is not determinable.
Other—We believe our cash on hand, cash generated from operations, amounts available under our Revolving Facility and Second Revolving Facility (collectively, “Committed Facilities”) and Uncommitted Facilities, and other external sources of liquidity, such as the issuance of debt and equity instruments, will be sufficient to finance our capital expenditures, settle our commitments and contingencies (as more fully described in Note 14 within Item 8) and address our working capital needs for the foreseeable future. However, there can be no assurance that such funding will continue to be available, as our ability to generate cash flows from operations and our ability to access funding under our Committed Facilities and Uncommitted Facilities at reasonable terms, may be impacted by a variety of business, economic, legislative, financial and other factors, which may be outside of our control.
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

A portion of our pension plans' assets are invested in European Union government securities, which could be impacted by economic turmoil in Europe or a full or partial break-up of the EU or its currency, the Euro. However, given the long-term nature of pension funding requirements, in the event any of our pension plans (including those with investments in European Union government securities) become materially underfunded from a decline in value of our plan assets, we believe our cash on hand and amounts available under our existing Committed Facilities and Uncommitted Facilities would be sufficient to fund any increases in future contribution requirements. See Note 13 within Item 8 for further discussion of our pension plan assets.
We are a defendant in a number of lawsuits arising in the normal course of business and we have in place appropriate insurance coverage for the type of work that we perform. As a matter of standard policy, we review our litigation accrual quarterly and as further information is known on pending cases, increases or decreases, as appropriate, may be recorded. See Note 14 within Item 8 for a discussion of pending litigation, including lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed.
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
CRITICAL ACCOUNTING ESTIMATES
The discussion and analysis of our financial condition and results of operations are based upon our Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We continually evaluate our estimates based upon historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our management has discussed the development and selection of our critical accounting estimates with the Audit Committee of our Supervisory Board. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Financial Statements.
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
Our long-term contracts are awarded on a competitively bid and negotiated basis and the timing of revenue recognition may be impacted by the terms of such contracts. We use a range of contracting options, including cost-reimbursable, fixed-price and hybrid, which has both cost-reimbursable and fixed-price characteristics. Fixed-price contracts, and hybrid contracts with a more significant fixed-price component, tend to provide us with greater control over project schedule and the timing of when work is performed and costs are incurred, and accordingly, when revenue is recognized. Cost-reimbursable contracts, and hybrid contracts with a more significant cost-reimbursable component, generally provide our customers with greater influence over the timing of when we perform our work, and accordingly, such contracts often result in less predictability with respect to the timing of revenue recognition. Contract revenue for our long-term contracts recognized under the POC method reflects the original contract price adjusted for approved change orders and estimated recoveries for incentive fees, unapproved change orders and claims. We recognize revenue associated with incentive fees when the value can be reliably estimated and recovery is probable. We recognize revenue associated with unapproved change orders and claims to the extent the related costs have been incurred, the value can be reliably estimated and recovery is probable. Our recorded incentive fees, unapproved change orders and claims reflect our best estimate of recovery amounts; however, the ultimate resolution and amounts received could differ from these estimates. See Note 18 within Item 8 for additional discussion of our recorded unapproved change orders, claims and incentives.
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
Goodwill
Goodwill Summary and Reporting Units—At December 31, 2015, our goodwill balance was $3.7 billion. Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually at a reporting unit level, absent any indicators of impairment or when other actions require an impairment assessment (such as a change in reporting units). We perform our annual impairment assessment during the fourth quarter of each year based upon balances as of October 1. At December 31, 2014, we had the following seven reporting units within our four operating groups:

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
First Quarter Reporting Unit Realignment—During the first quarter 2015, we realigned our four operating groups, as discussed further in Note 7 and Note 19 within Item 8. In connection therewith, we realigned our reporting units, and accordingly, as of our October 1, 2015 annual impairment assessment date, we had the following eight reporting units within our four realigned operating groups, which represent our reportable segments:

•
Engineering & Construction (formerly Engineering, Construction & Maintenance)—Our Engineering & Construction (“E&C”) operating group included two reporting units: Oil & Gas and Power (after removal of our Nuclear Operations discussed further below). Our Plant Services reporting unit was reclassified to our realigned Capital Services operating group, as noted below.

•
Fabrication Services—Our Fabrication Services operating group included three reporting units: Steel Plate Structures, Fabrication & Manufacturing, and Engineered Products. Our Engineered Products reporting unit represents a portion of our previous Technology reporting unit.

•
Technology—Our Technology operating group continued to represent a reporting unit, consisting of the remaining portion of our previous Technology reporting unit, after reclassification of the Engineered Products reporting unit to Fabrication Services, as noted above.

•
Capital Services (formerly Environmental Solutions)—Our Capital Services operating group included two reporting units: Facilities & Plant Services and Federal Services. Our Facilities & Plant Services reporting unit represents our previous Plant Services reporting unit and a portion of our previous Environmental Solutions reporting unit. Our Federal Services reporting unit represents the remaining portion of our previous Environmental Solutions reporting unit.

In conjunction with the aforementioned realignment of our operating groups, we allocated goodwill among our new and realigned reporting units based on the relative fair value of the reporting units being realigned. As a result, during the first quarter 2015, we performed a quantitative assessment of goodwill for each of the reporting units impacted by our operating group realignment (both immediately before and after the realignment). Based on this quantitative assessment, the fair value of each of the reporting units impacted by our operating group realignment exceeded their respective net book values, and accordingly, no impairment charge was necessary as a result of the realignment.
Third Quarter Goodwill Impairment—As discussed further in Note 5 and Note 7 within Item 8, we classified the assets and liabilities of our Nuclear Operations as held for sale at September 30, 2015, and on December 31, 2015, we completed the sale of our Nuclear Operations. Our Nuclear Operations were included within our E&C operating group and were part of our Power reporting unit prior to the Agreement. Accordingly, in conjunction with the Agreement and classification of our Nuclear Operations as held for sale at September 30, 2015, we allocated the Power reporting unit’s goodwill between our Nuclear Operations and the remaining portion of the Power reporting unit after removal of the Nuclear Operations (“Retained Power Operations”), based on their relative fair values. Further, the Retained Power Operations became our Power reporting unit.
The fair value of the Nuclear Operations was determined based on the Estimated Sales Proceeds. The fair value of the Retained Power Operations was determined on a basis consistent with the basis used for our annual impairment assessment discussed in Note 2 within Item 8. Based on the aforementioned, the net book value of the Nuclear Operations (after allocating goodwill) exceeded its fair value, and accordingly, we concluded that the carrying value of all its goodwill was impaired. We also performed a quantitative assessment of goodwill for the Retained Power Operations and determined that the net book value of the Retained Power Operations (after allocating goodwill) exceeded its fair value, and accordingly, we concluded that the carrying value of its goodwill was partially impaired. The amount of goodwill impairment charge for the Retained Power Operations was determined by comparing the carrying value of its goodwill with its implied fair value. As a result of the aforementioned, during the third quarter 2015, we recorded a non-cash goodwill impairment charge of approximately $453.1 million, of which approximately $191.0 million related to the Nuclear Operations and approximately $262.1 million related to the partial impairment of goodwill of the Retained Power Operations. The impairment charge is included in “Goodwill impairment” in our Statement of Operations.
Annual Impairment Assessment—As part of our annual goodwill impairment assessment during the fourth quarter 2015, we performed a quantitative assessment of goodwill for each of the aforementioned reporting units as of October 1, 2015. Based upon this quantitative assessment, the fair value of each of our reporting units exceeded their respective net book values, and accordingly, no impairment charge was necessary as a result of our annual impairment assessment. The fair value of the Oil & Gas, Steel Plate Structures, Engineered Products and Technology reporting units substantially exceeded their respective net book values. The fair value of the Power reporting unit (discussed further below) approximated its net book value due to the impairment recorded in the third quarter 2015, and the fair value of the Fabrication & Manufacturing, Federal Services and Facilities & Plant Services reporting units (each discussed further below) exceeded their respective net book values by approximately 13%, 12% and 10%, respectively. If, based on future assessments our goodwill is deemed to be impaired, the impairment would result in a charge to earnings in the period of impairment.
Fourth Quarter Reporting Unit Realignment—As a result of the Agreement, during the fourth quarter 2015, and subsequent to our annual goodwill impairment assessment performed as of October 1, 2015, our Retained Power Operations and Oil & Gas operations, both within our E&C operating group, were integrated and operationally combined. In addition, our Power and Oil & Gas reporting units were combined such that our E&C operating group currently represents a reporting unit. In conjunction with the aforementioned realignment of our E&C operating group and reporting units, we performed a quantitative assessment of goodwill for the Power and Oil & Gas reporting units immediately before the realignment, and for the E&C reporting unit immediately after the realignment. Based on this quantitative assessment, the fair value of each of the reporting units prior to the realignment exceeded their respective net book values, and the fair value of the E&C reporting unit after the realignment substantially exceeded its net book value, and accordingly, no impairment charge was necessary as a result of the realignment.
Determination of Reporting Unit Fair Values—To determine the fair value of our reporting units and test for impairment, we utilized an income approach (discounted cash flow method) as we believe this is the most direct approach to incorporate the specific economic attributes and risk profiles of our reporting units into our valuation model. This is consistent with the methodology used to determine the fair value of our reporting units in previous years. We generally do not utilize a market approach given the lack of relevant information generated by market transactions involving comparable businesses. The discounted cash flow methodology is based, to a large extent, on assumptions about future events, which may or may not occur as anticipated, and such deviations could have a significant impact on the calculated estimated fair values of our reporting units. These assumptions include, but are not limited to, estimates of discount rates, future growth rates, and terminal values for each reporting unit. The discounted cash flow analysis for our realigned reporting units tested in the first quarter 2015 included forecasted cash flows over a seven-year forecast period (2015 through 2021), with our 2015 business plan used as the basis for our 2015 projections. The discounted cash flow analysis for our Power reporting unit tested in the third quarter 2015, and all our reporting units tested in the fourth quarter 2015, included forecasted cash flows over a seven-year forecast period (2016 through 2022), with our 2016 business plan used as the basis for our 2016 projections. These forecasted cash flows took into consideration historical and recent results, the reporting unit’s backlog and near term prospects, and management’s outlook for the future. A terminal value was also calculated using a terminal value growth assumption to derive the annual cash flows after the discrete forecast period. A reporting unit specific discount rate was applied to the forecasted cash flows and terminal cash flows to determine the discounted future cash flows, or fair value, of each reporting unit.
Additional Reporting Unit Disclosures—Further discussion regarding the fair values of the Fabrication & Manufacturing, Federal Services and Facilities & Plant Services reporting units is below.

•
Fabrication & Manufacturing—Goodwill associated with the Fabrication and Manufacturing reporting unit was approximately $497.0 million at October 1, 2015, and the fair value of the reporting unit exceeded its net book value by approximately 13%. Key assumptions used in deriving the reporting unit’s fair value included a discount rate of 10%; an earnings before interest, taxes, depreciation and amortization (“EBITDA”) compound annual growth rate (“CAGR”) of approximately 13% from 2016 through 2022; and a terminal growth rate of 2.5%.

The Fabrication & Manufacturing reporting unit provides fabrication of piping systems and process modules and manufacturing and distribution of pipe and fittings for the oil & gas, petrochemical and power generation industries. The reporting unit’s forecast and growth assumptions include 1) continued participation in the new awards of other reporting units (“Pull-Through Services”), 2) international expansion of pipe fabrication capabilities to new geographic markets using CB&I's international footprint, and 3) continued investment by customers in energy related capital projects, including a strong North American market for the reporting unit’s services. Accordingly, the fair value of the Fabrication & Manufacturing reporting unit could be negatively impacted by reduced demand for Pull-Through Services due to delays in the award of large contracts for other reporting units, or a sustained or prolonged decline in oil prices or energy demand leading to an overall reduction in capital spending levels. The fair value of the reporting unit could be positively impacted by increased capital investment in the petrochemical and power generation industries, which are less affected by lower oil prices.

•
Federal Services—Goodwill associated with the Federal Services reporting unit was approximately $190.0 million at October 1, 2015, and the fair value of the reporting unit exceeded its net book value by approximately 12%. Key assumptions used in deriving the reporting unit’s fair value included a discount rate of 11.5%; an EBITDA CAGR of approximately 12% from 2016 through 2022; and a terminal growth rate of 2.5%.

The Federal Services reporting unit provides mission critical base operations and maintenance, environmental engineering and remediation, infrastructure EPC services, and disaster response and recovery for various federal government entities. Ongoing uncertainty with respect to federal government funding and prioritization has impacted recent operating results for the reporting unit; however, cost reductions and other initiatives have enabled the reporting unit to partially mitigate these impacts. The reporting unit’s forecast and growth assumptions include 1) increases in environmental services and critical base infrastructure work, 2) increases in government funding or a greater share of the existing budgetary funding, and 3) continued benefits from its cost reduction initiatives. Accordingly, the fair value of the Federal Services reporting unit could be negatively impacted by lower than anticipated growth in environmental services and critical base infrastructure work, reductions in government spending or changes in prioritization, and increased competition within the government services sector. The fair value of the reporting unit could be positively impacted by a significant event (such as a natural disaster) that increases the demand for the reporting unit’s emergency response and disaster recovery/program management services. While the reporting unit has benefited from such events historically, due to uncertainty with respect to timing, the reporting unit’s forecast and growth assumptions do not include such an event.

•
Facilities & Plant Services—Goodwill associated with the Facilities & Plant Services reporting unit was approximately $695.0 million at October 1, 2015, and the fair value of the reporting unit exceeded its net book value by approximately 10%. Key assumptions used in deriving the reporting unit’s fair value included a discount rate of 10%; an EBITDA CAGR of approximately 8% from 2016 through 2022; and a terminal growth rate of 2.5%.

The Facilities & Plant Services reporting unit provides maintenance and modification services to power and industrial facilities, environmental engineering and remediation work, infrastructure EPC services, program management, and disaster response and recovery for private sector customers and state and local governments. The reporting unit is partially reliant upon securing and maintaining long-term power and industrial maintenance contracts, which often include services for multiple facilities for a single customer. The contracts often cover three to five year periods and are subject to periodic renewal. The reporting unit’s forecast and growth assumptions include 1) maintaining these significant contracts (or replacing them with similar contracts), 2) expanding the reporting unit’s maintenance services outside the U.S. utilizing CB&I’s international footprint, 3) growth in construction, global coastal marine and environmental services, and 4) continued Pull-Through Services with other reporting units. Accordingly, the fair value of the Facilities & Plant Services reporting unit could be negatively impacted by the loss of a key customer relationship, lower than anticipated international expansion, lower than anticipated growth in global coastal marine, environmental, and construction services, and reduced demand for Pull-Through Services due to delays in the award of large contracts for other reporting units. The fair value of the reporting unit could be positively impacted by a faster than expected international expansion (including a further diversification of associated services), new key customer relationships, and a larger than anticipated market share of construction activities. The fair value of the reporting unit could also be positively impacted by a significant event (such as a natural disaster) that increases the demand for the reporting unit’s emergency response and disaster recovery/program management services. While the reporting unit has benefited from such events historically, due to uncertainty with respect to timing, the reporting unit’s forecast and growth assumptions do not include such an event.

•
Other Factors—The fair value of each of our reporting units is also sensitive to changes in estimated discount rates. A hypothetical change in a reporting unit's discount rate of 0.5% would have resulted in a change in the fair value of the reporting unit by approximately 6%.

See Note 7 within Item 8 for further discussion regarding goodwill.
Other Long-Lived Assets
We amortize our finite-lived intangible assets on a straight-line basis with lives ranging from 3 to 20 years, absent any indicators of impairment. We review tangible assets and finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, the estimated future cash flow associated with the asset or asset group will be compared to the asset’s carrying amount to determine if an impairment exists. During the third quarter 2015, we recorded a non-cash impairment charge of approximately $79.1 million related to customer relationship and tradename intangible assets as a result of the Agreement to sell our Nuclear Operations described further in Note 5 and Note 7 within Item 8. The impairment was based on a comparison of the carrying value of the intangible assets to their fair value (indicated by the Estimated Sales Proceeds), which resulted in an impairment of all intangible assets of the Nuclear Operations. The impairment charge is included in “Loss on net assets sold and intangible assets impairment” in our Statement of Operations and relates to our Engineering & Construction operating group. We noted no other indicators of impairment during 2015.
See Note 7 within Item 8 for further discussion regarding other intangible assets.
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

At December 31, 2015, our net DTAs associated with Non-U.S. net operating losses (“NOLs”), U.S.-Federal NOLs, U.S.-State NOLs, and foreign tax credits and other tax credits totaled $27.1 million, $596.3 million, $62.2 million, and $33.9 million, respectively. We believe that it is more likely than not that our DTAs will be realized.
Income tax and associated interest reserves, where applicable, are recorded in those instances where we consider it more likely than not that additional tax will be due in excess of amounts reflected in income tax returns filed worldwide, irrespective of whether or not we have received tax assessments. At December 31, 2015 and 2014, our reserves totaled approximately $9.1 million and $13.5 million, respectively. If these income tax reserves are ultimately unnecessary, approximately $6.0 million and $10.3 million, respectively, would benefit tax expense as we are contractually indemnified for the remaining balances. We continually review our exposure to additional income tax obligations and, as further information is known or events occur, changes in our tax and interest reserves may be recorded within income tax expense and interest expense, respectively.
Insurance
We maintain insurance coverage for various aspects of our business and operations. However, we retain a portion of anticipated losses through the use of deductibles and self-insured retentions for our exposures related to third party liability and workers’ compensation. We regularly review estimates of reported and unreported claims through analysis of historical and projected trends, in conjunction with actuaries and other consultants, and provide for losses through insurance reserves. As claims develop and additional information becomes available, adjustments to loss reserves may be required. If actual results are not consistent with our assumptions, we may be exposed to gains or losses that could be material. A hypothetical ten percent change in our self-insurance reserves at December 31, 2015 would have impacted our pre-tax income by approximately $7.3 million for 2015.
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
If at any time a venture qualifies as a VIE, we perform a qualitative assessment to determine whether we are the primary beneficiary of the VIE and, therefore, need to consolidate the VIE. We are the primary beneficiary if we have (1) the power to direct the economically significant activities of the VIE and (2) the right to receive benefits from, and obligation to absorb losses of, the VIE. If the venture is a VIE and we are the primary beneficiary, or we otherwise have the ability to control the venture, we consolidate the venture. If we are not determined to be the primary beneficiary of the VIE, or only have the ability to significantly influence, rather than control the venture, we do not consolidate the venture. We account for unconsolidated ventures using proportionate consolidation for both our Balance Sheet and Statement of Operations when we meet the applicable accounting criteria to do so and utilize the equity method otherwise. See Note 8 within Item 8 for additional discussion of our material partnering arrangements.
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

•
Interest Rate Derivatives—At December 31, 2015, we continued to utilize a swap arrangement to hedge against interest rate variability associated with $366.1 million of our outstanding $450.0 million Term Loan. The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Loan at inception and through December 31, 2015. Accordingly, changes in the fair value of the swap arrangement are included in AOCI until the associated underlying exposure impacts our earnings.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk—We are exposed to market risk associated with changes in foreign currency exchange rates, which may adversely affect our results of operations, financial condition and cash flows.
One form of exposure to fluctuating exchange rates relates to the effects of translating financial statements of entities with functional currencies other than the U.S. Dollar into our reporting currency. With respect to the translation of our results of operations, our gross profit was lower for 2015 (approximately $73.0 million) than it would have been utilizing 2014 average foreign exchange rates, primarily resulting from the strengthening of the U.S. Dollar against the Australian Dollar, British Pound, Canadian Dollar, Colombian Peso and Euro. With respect to the translation of our balance sheet, the strengthening of the U.S. Dollar against the Australian Dollar, British Pound, Canadian Dollar, and Euro unfavorably impacted the cumulative translation adjustment component of AOCI (approximately $75.5 million), net of tax, and the strengthening of the U.S. Dollar against the Australian Dollar and Euro unfavorably impacted our cash balance (approximately $61.0 million). We generally do not hedge our exposure to potential foreign currency translation adjustments.
Another form of exposure to fluctuating exchange rates relates to the effects of transacting in currencies other than those of our entity’s functional currencies. We do not engage in currency speculation; however, we utilize foreign currency exchange rate derivatives on an ongoing basis to hedge against certain foreign currency related operating exposures. We generally seek hedge accounting treatment for contracts used to hedge operating exposures and designate them as cash flow hedges. Therefore, gains and losses, exclusive of credit risk and forward points, are included in AOCI until the associated underlying operating exposure impacts our earnings. Changes in the fair value of (1) credit risk and forward points, (2) instruments deemed ineffective during the period, and (3) instruments that we do not designate as cash flow hedges, are recognized within cost of revenue and were not material during 2015.
At December 31, 2015, the notional value of our outstanding forward contracts to hedge certain foreign currency exchange-related operating exposures was $81.9 million, including net foreign currency exchange rate exposure associated with the purchase of U.S. Dollars ($51.1 million), British Pounds ($10.5 million), Japanese Yen ($9.5 million), Euros ($6.2 million), and Kuwaiti Dinars ($4.6 million). The total fair value of these contracts was a net liability of approximately $5.4 million at December 31, 2015. The potential change in fair value for our outstanding contracts resulting from a hypothetical ten percent change in quoted foreign currency exchange rates would have been approximately $2.5 million and $14.4 million at December 31, 2015 and 2014, respectively. This potential change in fair value of our outstanding contracts would be offset by the change in fair value of the associated underlying operating exposures.
Interest Rate Risk—At December 31, 2015, we continued to utilize an interest rate swap to hedge against interest rate variability associated with $366.1 million of our outstanding $450.0 million Term Loan. The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Loan at inception and through December 31, 2015. Accordingly, changes in the fair value of the interest rate swap are recognized in AOCI. The total net fair value of the contract was a gain of approximately $0.3 million at December 31, 2015. The potential change in fair value for our interest rate swap resulting from a hypothetical one percent change in the LIBOR rate would have been approximately $2.8 million and $6.9 million at December 31, 2015 and 2014, respectively.
Other—The carrying values of our accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. At December 31, 2015, the fair values of our Term Loan and Second Term Loan, based on current market rates for debt with similar credit risk and maturities, approximated their carrying values as interest is based upon LIBOR plus an applicable floating margin. Our Senior Notes are categorized within level 2 of the valuation hierarchy and had a total fair value of approximately $772.6 million and $785.1 million at December 31, 2015 and 2014, respectively, based on current market rates for debt with similar credit risk and maturities. Our Second Senior Notes are categorized within level 2 of the valuation hierarchy and had a total fair value of approximately $203.5 million at December 31, 2015 based on current market rates for debt with similar credit risk and maturities. See Note 12 within Item 8 for additional discussion of our financial instruments.

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
Based on our evaluation under the framework in Internal Control – Integrated Framework, our principal executive officer and principal financial officer concluded our internal control over financial reporting was effective as of December 31, 2015. The conclusion of our principal executive officer and principal financial officer is based upon the recognition that there are inherent limitations in all systems of internal control, including the possibility of human error and the circumvention or overriding of controls. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Philip K. Asherman	/s/ Michael S. Taff
Philip K. Asherman	Michael S. Taff
President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer
February 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Supervisory Board and Shareholders of
Chicago Bridge & Iron Company N.V.
We have audited Chicago Bridge & Iron Company N.V.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Chicago Bridge & Iron Company N.V.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Chicago Bridge & Iron Company N.V. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Chicago Bridge & Iron Company N.V. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 25, 2016, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Houston, Texas
February 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Supervisory Board and Shareholders of
Chicago Bridge & Iron Company N.V.
We have audited the accompanying consolidated balance sheets of Chicago Bridge & Iron Company N.V. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chicago Bridge & Iron Company N.V. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the consolidated financial statements, the Company changed its method for the balance sheet classification of deferred taxes effective October 1, 2015.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chicago Bridge & Iron Company N.V.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 25, 2016, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Houston, Texas
February 25, 2016

CHICAGO BRIDGE & IRON COMPANY N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
Revenue	$12,929,504	$12,974,930	$11,094,527
Cost of revenue	11,417,188	11,508,521	9,895,517
Gross profit	1,512,316	1,466,409	1,199,010
Selling and administrative expense	387,027	405,208	379,485
Intangibles amortization	57,625	66,506	61,111
Equity earnings	(15,689)	(25,225)	(23,474)
Goodwill impairment (Note 7)	453,100	—	—
Loss on net assets sold and intangible assets impairment (Note 5)	1,052,751	—	—
Other operating expense (income), net	2,619	(2,373)	1,643
Acquisition and integration related costs	—	39,685	95,737
(Loss) income from operations	(425,117)	982,608	684,508
Interest expense	(94,360)	(83,590)	(87,578)
Interest income	8,285	8,524	6,930
(Loss) income before taxes	(511,192)	907,542	603,860
Income tax benefit (expense)	81,231	(271,417)	(91,270)
Net (loss) income	(429,961)	636,125	512,590
Less: Net income attributable to noncontrolling interests	(74,454)	(92,518)	(58,470)
Net (loss) income attributable to CB&I	$(504,415)	$543,607	$454,120
Net (loss) income attributable to CB&I per share:
Basic	$(4.72)	$5.03	$4.29
Diluted	$(4.72)	$4.98	$4.23
Cash dividends on shares:
Amount	$29,847	$30,246	$21,453
Per share	$0.28	$0.28	$0.20
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Net (loss) income	$(429,961)	$636,125	$512,590
Other comprehensive (loss) income, net of tax:
Change in cumulative translation adjustment (net of tax of $960, ($43) and ($12,601))	(78,128)	(99,391)	(24,854)
Change in unrealized fair value of cash flow hedges (net of tax of ($678), $1,171 and $112)	1,746	(4,484)	1,475
Change in unrecognized prior service pension credits/costs (net of tax of $316, ($730) and $120)	(819)	2,354	(523)
Change in unrecognized actuarial pension gains/losses (net of tax of ($17,445), $22,793 and $5,235)	42,924	(53,127)	4,884
Comprehensive (loss) income	(464,238)	481,477	493,572
Net income attributable to noncontrolling interests (net of tax of ($124), ($2,877) and ($2,266))	(74,454)	(92,518)	(58,470)
Change in cumulative translation adjustment attributable to noncontrolling interests (net of tax of $0, $0 and $0)	2,634	12,184	117
Comprehensive (loss) income attributable to CB&I	$(536,058)	$401,143	$435,219
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(In thousands)
Assets
Cash and cash equivalents ($410,989 and $191,464 related to variable interest entities ("VIEs"))	$550,221	$351,323
Accounts receivable, net ($334,232 and $235,018 related to VIEs)	1,331,217	1,306,567
Inventory (Note 6)	289,658	286,155
Costs and estimated earnings in excess of billings ($28,130 and $29,677 related to VIEs) (Note 2)	688,314	774,644
Deferred income taxes (Note 17)	—	572,987
Other current assets ($372,523 and $104,447 related to VIEs) (Note 9)	510,018	238,783
Total current assets	3,369,428	3,530,459
Equity investments (Note 8)	136,845	107,984
Property and equipment, net ($19,040 and $21,868 related to VIEs) (Note 9)	604,043	771,651
Goodwill (Note 7)	3,711,506	4,195,231
Other intangibles, net (Note 7)	410,949	556,454
Deferred income taxes (Note 17)	633,627	89,196
Other non-current assets	335,959	130,056
Total assets	$9,202,357	$9,381,031
Liabilities
Revolving facility and other short-term borrowings (Note 11)	$653,000	$164,741
Current maturities of long-term debt (Note 11)	150,000	105,997
Accounts payable ($405,853 and $279,597 related to VIEs)	1,162,077	1,256,854
Billings in excess of costs and estimated earnings ($846,180 and $282,351 related to VIEs) (Note 2)	1,934,111	1,985,488
Deferred income taxes (Note 17)	—	4,856
Other current liabilities (Note 9)	959,889	804,294
Total current liabilities	4,859,077	4,322,230
Long-term debt (Note 11)	1,800,000	1,564,158
Deferred income taxes (Note 17)	10,239	167,714
Other non-current liabilities (Note 9)	369,451	450,626
Total liabilities	7,038,767	6,504,728
Commitments and contingencies (Note 14)	—	—
Shareholders’ Equity
Common stock, Euro .01 par value; shares authorized: 250,000; shares issued: 108,857 and 108,407; shares outstanding: 104,427 and 107,806	1,288	1,283
Additional paid-in capital	800,641	776,864
Retained earnings	1,712,508	2,246,770
Treasury stock, at cost: 4,430 and 601 shares	(206,407)	(24,428)
Accumulated other comprehensive loss (Note 15)	(294,040)	(262,397)
Total CB&I shareholders’ equity	2,013,990	2,738,092
Noncontrolling interests	149,600	138,211
Total shareholders’ equity	2,163,590	2,876,303
Total liabilities and shareholders’ equity	$9,202,357	$9,381,031
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Cash Flows from Operating Activities
Net (loss) income	$(429,961)	$636,125	$512,590
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	161,135	181,398	180,026
Goodwill impairment	453,100	—	—
Loss on net assets sold and intangible assets impairment	1,040,751	—	—
Deferred income taxes	(146,453)	138,847	48,553
Stock-based compensation expense	57,506	65,588	63,315
Other operating expense (income), net	2,619	(2,373)	(2,531)
Unrealized loss (gain) on foreign currency hedges	2,853	8,551	(1,317)
Excess tax benefits from stock-based compensation	(287)	(15,282)	(12,404)
Changes in operating assets and liabilities:
(Increase) decrease in receivables, net	(213,508)	78,881	(154,143)
Change in contracts in progress, net	(939,608)	(942,689)	(619,336)
(Increase) decrease in inventory	(6,091)	16,832	1,504
Increase (decrease) in accounts payable	105,856	99,376	(43,491)
(Increase) decrease in other current and non-current assets	(32,095)	6,155	65,500
Decrease in other current and non-current liabilities	(151,458)	(20,247)	(146,214)
Decrease (increase) in equity investments	22,117	(8,191)	10,510
Change in other, net	17,310	21,076	(15,398)
Net cash (used in) provided by operating activities	(56,214)	264,047	(112,836)
Cash Flows from Investing Activities
Acquisitions, net of unrestricted cash acquired of $1,137,927	—	—	(1,774,158)
Capital expenditures	(78,852)	(117,624)	(90,492)
Advances to partners of proportionately consolidated ventures, net	(253,890)	(71,158)	—
Proceeds from sale of property and equipment	9,235	14,117	11,180
Other, net	(58,169)	(7,612)	28,161
Net cash used in investing activities	(381,676)	(182,277)	(1,825,309)
Cash Flows from Financing Activities
Revolving facility and other short-term borrowings, net	488,259	49,741	115,000
Long-term borrowings	700,000	48,081	1,000,000
Advances from proportionately consolidated ventures, net	226,191	108,658	—
Cash withdrawn from restricted cash and cash equivalents (Senior Notes)	—	—	800,000
Cash withdrawn from restricted cash and cash equivalents (Westinghouse-related debt)	—	—	1,309,022
Repayment of Westinghouse-related debt	—	—	(1,353,694)
Repayments on long-term debt	(420,155)	(102,926)	(75,000)
Excess tax benefits from stock-based compensation	287	15,282	12,404
Purchase of treasury stock	(230,814)	(85,903)	(36,352)
Issuance of stock	20,164	26,772	34,940
Dividends paid	(29,847)	(30,246)	(21,453)
Distributions to noncontrolling interests	(56,681)	(104,982)	(19,527)
Revolving facility and deferred financing costs	—	—	(32,528)
Net cash provided by (used in) financing activities	697,404	(75,523)	1,732,812
Effect of exchange rate changes on cash and cash equivalents	(60,616)	(75,426)	(17,560)
Increase (decrease) in cash and cash equivalents	198,898	(69,179)	(222,893)
Cash and cash equivalents, beginning of the year	351,323	420,502	643,395
Cash and cash equivalents, end of the year	$550,221	$351,323	$420,502
Supplemental Cash Flow Disclosures
Cash paid for interest	$83,147	$74,267	$91,607
Cash paid (received) for income taxes, net	$135,111	$167,277	$(46,236)
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Stock Held in Trust		Treasury Stock		(Note 15) Accumulated Other Comprehensive(Loss) Income	Non - controlling Interests	Total Shareholders’ Equity
	Shares	Amount			Shares	Amount	Shares	Amount
(In thousands, except per share data)
Balance at December 31, 2012	96,835	$1,190	$363,417	$1,300,742	316	$(3,031)	4,688	$(193,533)	$(101,032)	$28,557	$1,396,310
Net income	—	—	—	454,120	—	—	—	—	—	58,470	512,590
Change in cumulative translation adjustment, net	—	—	—	—	—	—	—	—	(24,737)	(117)	(24,854)
Change in unrealized fair value of cash flow hedges, net	—	—	—	—	—	—	—	—	1,475	—	1,475
Change in unrecognized prior service pension credits/costs, net	—	—	—	—	—	—	—	—	(523)	—	(523)
Change in unrecognized actuarial pension gains/losses, net	—	—	—	—	—	—	—	—	4,884	—	4,884
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(19,527)	(19,527)
Dividends paid ($0.20 per share)	—	—	—	(21,453)	—	—	—	—	—	—	(21,453)
Stock-based compensation expense	—	—	63,315	—	—	—	—	—	—	—	63,315
The Shaw Acquisition	8,893	85	388,600	—	—	—	(2,559)	100,125	—	95,476	584,286
Issuance of treasury stock to trust	98	—	896	—	98	(5,245)	(98)	4,349	—	—	—
Release of trust shares	(15)	—	(3,355)	—	(414)	8,276	15	(856)	—	—	4,065
Purchase of treasury stock	(613)	—	—	—	—	—	613	(36,352)	—	—	(36,352)
Issuance of stock	2,280	—	(59,131)	—	—	—	(2,280)	102,353	—	—	43,222
Balance at December 31, 2013	107,478	1,275	753,742	1,733,409	—	—	379	(23,914)	(119,933)	162,859	2,507,438
Net income	—	—	—	543,607	—	—	—	—	—	92,518	636,125
Change in cumulative translation adjustment, net	—	—	—	—	—	—	—	—	(87,207)	(12,184)	(99,391)
Change in unrealized fair value of cash flow hedges, net	—	—	—	—	—	—	—	—	(4,484)	—	(4,484)
Change in unrecognized prior service pension credits/costs, net	—	—	—	—	—	—	—	—	2,354	—	2,354
Change in unrecognized actuarial pension gains/losses, net	—	—	—	—	—	—	—	—	(53,127)	—	(53,127)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(104,982)	(104,982)
Dividends paid ($0.28 per share)	—	—	—	(30,246)	—	—	—	—	—	—	(30,246)
Stock-based compensation expense	—	—	65,588	—	—	—	—	—	—	—	65,588
Issuance to treasury stock	—	8	40,818	—	—	—	550	(40,826)	—	—	—
Purchase of treasury stock	(1,369)	—	—	—	—	—	1,369	(85,903)	—	—	(85,903)
Issuance of stock	1,697	—	(83,284)	—	—	—	(1,697)	126,215	—	—	42,931
Balance at December 31, 2014	107,806	1,283	776,864	2,246,770	—	—	601	(24,428)	(262,397)	138,211	2,876,303
Net (loss) income	—	—	—	(504,415)	—	—	—	—	—	74,454	(429,961)
Other	—	—	—	—	—	—	—	—	—	(3,750)	(3,750)
Change in cumulative translation adjustment, net	—	—	—	—	—	—	—	—	(75,494)	(2,634)	(78,128)
Change in unrealized fair value of cash flow hedges, net	—	—	—	—	—	—	—	—	1,746	—	1,746
Change in unrecognized prior service pension credits/costs, net	—	—	—	—	—	—	—	—	(819)	—	(819)
Change in unrecognized actuarial pension gains/losses, net	—	—	—	—	—	—	—	—	42,924	—	42,924
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(56,681)	(56,681)
Dividends paid ($0.28 per share)	—	—	—	(29,847)	—	—	—	—	—	—	(29,847)
Stock-based compensation expense	—	—	57,506	—	—	—	—	—	—	—	57,506
Issuance to treasury stock	—	5	19,894	—	—	—	450	(19,899)	—	—	—
Purchase of treasury stock	(5,001)	—	—	—	—	—	5,001	(230,814)	—	—	(230,814)
Issuance of stock	1,622	—	(53,623)	—	—	—	(1,622)	68,734	—	—	15,111
Balance at December 31, 2015	104,427	$1,288	$800,641	$1,712,508	—	$—	4,430	$(206,407)	$(294,040)	$149,600	$2,163,590
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ and share values in thousands, except per share data)
1. ORGANIZATION AND NATURE OF OPERATIONS
Organization and Nature of Operations—Founded in 1889, Chicago Bridge & Iron Company N.V. (“CB&I” or the “Company”) provides a wide range of services, including conceptual design, technology, engineering, procurement, fabrication, modularization, construction, commissioning, maintenance, program management and environmental services to customers in the energy infrastructure market throughout the world, and is a provider of diversified government services. Our business is aligned into four operating groups, which represent our reportable segments. During the first quarter 2015, we realigned our four operating groups to reflect the present management oversight of our operations: (1) Engineering & Construction (formerly Engineering, Construction & Maintenance); (2) Fabrication Services; (3) Technology; and (4) Capital Services (formerly Environmental Solutions). Natural gas, petroleum, power and petrochemical projects for the worldwide energy and natural resource industries accounted for a majority of our revenue in 2015, 2014 and 2013. See Note 19 for a discussion of our realigned operating groups and related financial information.
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
Revenue Recognition—Our revenue is primarily derived from long-term contracts and is generally recognized using the percentage of completion (“POC”) method, primarily based on the percentage that actual costs-to-date bear to total estimated costs to complete each contract. We follow the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Revenue Recognition Topic 605-35 for accounting policies relating to our use of the POC method, estimating costs, and revenue recognition, including the recognition of incentive fees, unapproved change orders and claims, and combining and segmenting contracts. We primarily utilize the cost-to-cost approach to estimate POC as we believe this method is less subjective than relying on assessments of physical progress. Under the cost-to-cost approach, the use of estimated costs to complete each contract is a significant variable in the process of determining recognized revenue and is a significant factor in the accounting for contracts. Significant estimates that impact the cost to complete each contract are costs of engineering, materials, components, equipment, labor and subcontracts; labor productivity; schedule durations, including subcontractor or supplier progress; liquidated damages; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts in progress. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates. Backlog for each of our operating groups generally consists of several hundred contracts, and our results may be impacted by changes in estimated project margins. For 2015, 2014, and 2013, individual projects with significant changes in estimated margins did not have a material net impact on our income from operations.
Our long-term contracts are awarded on a competitively bid and negotiated basis and the timing of revenue recognition may be impacted by the terms of such contracts. We use a range of contracting options, including cost-reimbursable, fixed-price and hybrid, which has both cost-reimbursable and fixed-price characteristics. Fixed-price contracts, and hybrid contracts with a more significant fixed-price component, tend to provide us with greater control over project schedule and the timing of when work is performed and costs are incurred, and accordingly, when revenue is recognized. Cost-reimbursable contracts, and hybrid contracts with a more significant cost-reimbursable component, generally provide our customers with greater influence

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

over the timing of when we perform our work, and accordingly, such contracts often result in less predictability with respect to the timing of revenue recognition. Contract revenue for our long-term contracts recognized under the POC method reflects the original contract price adjusted for approved change orders and estimated recoveries for incentive fees, unapproved change orders and claims. We recognize revenue associated with incentive fees when the value can be reliably estimated and recovery is probable. We recognize revenue associated with unapproved change orders and claims to the extent the related costs have been incurred, the value can be reliably estimated and recovery is probable. Our recorded incentive fees, unapproved change orders and claims reflect our best estimate of recovery amounts; however, the ultimate resolution and amounts received could differ from these estimates. See Note 18 for additional discussion of our recorded unapproved change orders, claims and incentives.
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
Cost of revenue for our long-term contracts includes direct contract costs, such as materials and labor, and indirect costs that are attributable to contract activity. The timing of when we bill our customers is generally dependent upon advance billing terms, milestone billings based on the completion of certain phases of the work, or when services are provided. Projects with costs and estimated earnings recognized to date in excess of cumulative billings is reported on the Consolidated Balance Sheet (“Balance Sheet”) as costs and estimated earnings in excess of billings. Projects with cumulative billings in excess of costs and estimated earnings recognized to date is reported on the Balance Sheet as billings in excess of costs and estimated earnings. The net balances on our Balance Sheet are collectively referred to as Contracts in Progress, net, and the components of these balances at December 31, 2015 and December 31, 2014 were as follows:

	December 31, 2015		December 31, 2014
	Asset (1)	Liability (1)	Asset	Liability
Costs and estimated earnings on contracts in progress	$14,853,683	$21,942,765	$20,119,444	$26,052,767
Billings on contracts in progress	(14,165,369)	(23,867,971)	(19,344,800)	(27,479,495)
Margin fair value liability for acquired contracts (2)	—	(8,905)	—	(558,760)
Contracts in Progress, net	$688,314	$(1,934,111)	$774,644	$(1,985,488)

(1)
The Contracts in Progress, net asset and liability balances reflect a decrease of approximately $1,443,100 and $468,500 (including approximately $432,000 of margin fair value liability), respectively, as a result of the sale of our Nuclear Operations, discussed further in Note 5.

(2)
The balance represents a margin fair value liability associated with long-term contracts acquired in connection with our acquisition of The Shaw Group Inc. (“Shaw”) (the “Shaw Acquisition” or the “Acquisition”) on February 13, 2013 (the “Acquisition Closing Date”). The margin fair value liability was approximately $745,500 at the Acquisition Closing Date and is recognized as revenue on a POC basis as the applicable projects progress. Revenue and the related income from operations recognized during 2015 and 2014 was approximately $117,800 and $115,900, respectively.

Any uncollected billed amounts, including contract retentions, are reported as accounts receivable. At December 31, 2015 and 2014, accounts receivable included contract retentions of approximately $62,900 and $53,000, respectively. Contract retentions due beyond one year were not material at December 31, 2015 or 2014.
Revenue for our service contracts that do not satisfy the criteria for revenue recognition under the POC method is recorded at the time services are performed. Revenue associated with incentive fees for these contracts is recognized when earned. Unbilled receivables for our service contracts are recorded within accounts receivable and were approximately $71,600 and $66,900 at December 31, 2015 and 2014, respectively.

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
Our billed and unbilled revenue may be exposed to potential credit risk if our customers should encounter financial difficulties, and we maintain reserves for specifically-identified potential uncollectible receivables. At December 31, 2015 and 2014, our allowances for doubtful accounts were not material.
Precontract Costs—Precontract costs are generally charged to cost of revenue as incurred, but, in certain cases their recognition may be deferred if specific probability criteria are met. We had no significant deferred precontract costs at December 31, 2015 or 2014.
Research and Development—Expenditures for research and development activities are charged to cost of revenue as incurred and were $28,301, $28,432 and $27,071 for 2015, 2014 and 2013, respectively.
Other Operating Expense (Income), Net—Other operating expense (income), net, generally represents (gains) losses associated with the sale or disposition of property and equipment. For 2015, other operating expense (income), net also included a gain of approximately $7,500 related to the contribution of a technology to our unconsolidated Chevron-Lummus Global (“CLG”) joint venture and a foreign exchange loss of approximately $11,000 associated with the re-measurement of certain non-U.S. Dollar denominated net assets.
Acquisition and Integration Related Costs—Acquisition and integration related costs were $39,685 and $95,737 for 2014 and 2013, respectively. For 2014 and 2013, integration related costs primarily related to facility consolidations, including the associated accrued future lease costs for vacated facilities and unutilized capacity, personnel relocation and severance related costs, and systems integration costs. For 2013, acquisition related costs primarily related to transaction costs, professional fees, and change-in-control and severance related costs associated with the Shaw Acquisition.
Depreciation Expense—Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, including buildings and improvements (10 to 40 years) and plant and field equipment (1 to 15 years). Renewals and betterments that substantially extend the useful life of an asset are capitalized and depreciated. Leasehold improvements are depreciated over the lesser of the useful life of the asset or the applicable lease term. Depreciation expense is primarily included within cost of revenue and was $103,510, $114,892 and $118,915 for 2015, 2014 and 2013, respectively. See Note 9 for disclosure of the components of property and equipment.
Recoverability of Goodwill—Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually at a reporting unit level, absent any indicators of impairment or when other actions require an impairment assessment (such as a change in reporting units). We perform our annual impairment assessment during the fourth quarter of each year based upon balances as of October 1. We identify a potential impairment by comparing the fair value of the applicable reporting unit to its net book value, including goodwill. If the net book value exceeds the fair value of the reporting unit, an indication of potential impairment exists, and we measure the impairment by comparing the carrying value of the reporting unit's goodwill to its implied fair value. To determine the fair value of our reporting units and test for impairment, we utilize an income approach (discounted cash flow method) as we believe this is the most direct approach to incorporate the specific economic attributes and risk profiles of our reporting units into our valuation model. This is consistent with the methodology used to determine the fair value of our reporting units in previous years. We generally do not utilize a market approach given the lack of relevant information generated by market transactions involving comparable businesses. See Note 7 for additional discussion of our goodwill and related goodwill impairment recorded during 2015.
Recoverability of Other Long-Lived Assets—We amortize our finite-lived intangible assets on a straight-line basis with lives ranging from 3 to 20 years, absent any indicators of impairment. We review tangible assets and finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, the estimated future cash flow associated with the asset or asset group will be compared to the asset's carrying amount to determine if an impairment exists. See Note 7 for additional discussion of our intangible assets and related impairment recorded during 2015.
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

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventory—Inventory is recorded at the lower of cost or market and cost is determined using the first-in-first-out or weighted-average cost method. The cost of inventory includes acquisition costs, production or conversion costs, and other costs incurred to bring the inventory to a current location and condition. An allowance for excess or inactive inventory is recorded based upon an analysis that considers current inventory levels, historical usage patterns, estimates of future sales expectations and salvage value. See Note 6 for additional disclosures associated with our inventory.
Foreign Currency—The nature of our business activities involves the management of various financial and market risks, including those related to changes in foreign currency exchange rates. The effects of translating financial statements of foreign operations into our reporting currency are recognized as a cumulative translation adjustment in accumulated other comprehensive income (loss) (“AOCI”) which is net of tax, where applicable. With the exception of a foreign exchange loss of approximately $11,000 included within other operating expense (income), net related to the re-measurement of certain non-U.S. Dollar denominated net assets during 2015, foreign currency transactional and re-measurement exchange gains (losses) are included within cost of revenue and were not material in 2015, 2014 and 2013.
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

•
Interest Rate Derivatives—At December 31, 2015, we continued to utilize a swap arrangement to hedge against interest rate variability associated with $366,125 of our outstanding $450,000 unsecured term loan (the “Term Loan”). The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Loan at inception and through December 31, 2015. Accordingly, changes in the fair value of the swap arrangement are included in AOCI until the associated underlying exposure impacts our earnings.

For those contracts designated as cash flow hedges, we document all relationships between the derivative instruments and associated hedged items, as well as our risk-management objectives and strategy for undertaking hedge transactions. This process includes linking all derivatives to specific firm commitments or highly-probable forecasted transactions. We continually assess, at inception and on an ongoing basis, the effectiveness of derivative instruments in offsetting changes in the cash flow of the designated hedged items. Hedge accounting designation is discontinued when (1) it is determined that the derivative is no longer highly effective in offsetting changes in the cash flow of the hedged item, including firm commitments or forecasted transactions, (2) the derivative is sold, terminated, exercised, or expires, (3) it is no longer probable that the forecasted transaction will occur, or (4) we determine that designating the derivative as a hedging instrument is no longer appropriate. See Note 12 for additional discussion of our financial instruments.
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
Income tax and associated interest reserves, where applicable, are recorded in those instances where we consider it more likely than not that additional tax will be due in excess of amounts reflected in income tax returns filed worldwide, irrespective of whether or not we have received tax assessments. We continually review our exposure to additional income tax obligations and, as further information is known or events occur, changes in our tax and interest reserves may be recorded within income tax expense and interest expense, respectively. See Note 17 for additional discussion of our income taxes.
Partnering Arrangements—In the ordinary course of business, we execute specific projects and conduct certain operations through joint venture, consortium and other collaborative arrangements (collectively referred to as “venture(s)”). We have various ownership interests in these ventures, with such ownership typically proportionate to our decision-making and distribution rights. The ventures generally contract directly with the third party customer; however, services may be performed directly by the ventures, or may be performed by us, our partners, or a combination thereof.

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
If at any time a venture qualifies as a VIE, we perform a qualitative assessment to determine whether we are the primary beneficiary of the VIE and, therefore, need to consolidate the VIE. We are the primary beneficiary if we have (1) the power to direct the economically significant activities of the VIE and (2) the right to receive benefits from, and obligation to absorb losses of, the VIE. If the venture is a VIE and we are the primary beneficiary, or we otherwise have the ability to control the venture, we consolidate the venture. If we are not determined to be the primary beneficiary of the VIE, or only have the ability to significantly influence, rather than control the venture, we do not consolidate the venture. We account for unconsolidated ventures using proportionate consolidation for both our Balance Sheet and Statement of Operations when we meet the applicable accounting criteria to do so and utilize the equity method otherwise. See Note 8 for additional discussion of our material partnering arrangements.
New Accounting Standards—In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, which provides a single comprehensive accounting standard for revenue recognition for contracts with customers and supersedes current industry-specific guidance, including ASC 605-35. In August 2015, the FASB issued ASU 2015-14, which delays the effective date of ASU 2014-09 by one year while allowing for early adoption as of the original effective date.  CB&I will adopt the standard beginning in the first quarter 2018 in accordance with the provisions of ASU 2015-14.  The new standard prescribes a five-step revenue recognition model that focuses on transfer of control and entitlement to consideration in determining the amount of revenue to be recognized. The guidance also significantly expands qualitative and quantitative disclosure requirements regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Our adoption of ASU 2014-09 will result in retrospective application, either in the form of recasting all prior periods presented or a cumulative adjustment to equity in the period of adoption. We are assessing the impact that the new standard will have on our Financial Statements.
In February 2015, the FASB issued ASU 2015-02, which amends existing consolidation requirements in ASC 810 and will require entities to evaluate their consolidation analysis for subsidiaries that are not wholly-owned. ASU 2015-02 includes amended guidance associated with: (1) determining the consolidation model and assessing control for limited partnerships and similar entities; (2) determining when fees paid to decision makers or service providers are variable interests; and (3) evaluating interests held by de facto agents or related parties of the reporting entity. ASU 2015-02 is effective for us beginning in the first quarter 2016. We do not expect the adoption of ASU 2015-02 to have a material impact on our consolidated financial position, results of operations, or cash flows.
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
In November 2015, the FASB issued ASU 2015-17, which requires deferred tax assets and deferred tax liabilities to be presented as non-current, rather than separately presented as current and non-current, on the balance sheet. ASU 2015-17 is effective for us beginning in the first quarter 2017; however, as permitted, we early adopted ASU 2015-17 effective October 1, 2015. We chose to apply the standard prospectively with our December 31, 2015 deferred taxes presented as non-current on our Balance Sheet. The December 31, 2014 presentation of deferred taxes was not retrospectively adjusted.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. EARNINGS PER SHARE
A reconciliation of weighted average basic shares outstanding to weighted average diluted shares outstanding and the computation of basic and diluted EPS are as follows:

	Years Ended December 31,
	2015	2014	2013
Net (loss) income attributable to CB&I	$(504,415)	$543,607	$454,120
Weighted average shares outstanding—basic	106,766	108,047	105,935
Effect of restricted shares/performance shares/stock options (1)	—	1,045	1,447
Effect of directors’ deferred-fee shares (1)	—	30	70
Weighted average shares outstanding—diluted	106,766	109,122	107,452
Net (loss) income attributable to CB&I per share:
Basic	$(4.72)	$5.03	$4.29
Diluted	$(4.72)	$4.98	$4.23

(1)
The effect of restricted, performance, stock options and directors' deferred-fee shares were not included in the calculation of diluted EPS for 2015 due to the net loss. Antidilutive shares excluded from diluted EPS were not material for 2014 or 2013.

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
Supplemental Pro Forma Information—The following pro forma condensed combined financial information (“the pro forma financial information”) presented for 2013 gives effect to the Shaw Acquisition, accounted for as a business combination using the purchase method of accounting. The pro forma financial information gives effect to pro forma events that are directly attributable to the Acquisition, factually supportable, and expected to have a continuing impact on the combined results of CB&I and Shaw following the Acquisition. The pro forma financial information includes adjustments to: (1) exclude transaction costs, professional fees, and change-in-control and severance-related costs that were included in CB&I's and Shaw’s historical results and are not expected to be recurring; (2) exclude the results of portions of the Shaw business that were not acquired by CB&I or are not expected to have a continuing impact; (3) include additional intangibles amortization and net interest expense associated with the Shaw Acquisition; and (4) include the pro forma results of Shaw from January 1, 2013 through the Acquisition Closing Date. Adjustments, net of tax, included in the pro forma net income below that were of a non-recurring nature totaled approximately $73,300, reflecting the elimination of financing and acquisition and integration related costs. This pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the operating results that would have been achieved had the pro forma events taken place on the dates indicated. Further, the pro forma financial information does not purport to project the future operating results of the combined company following the Acquisition.

Year Ended
December 31, 2013
Pro forma revenue	$11,583,997
Pro forma net income attributable to CB&I	$529,942
Pro forma net income attributable to CB&I per share:
Basic	$4.95
Diluted	$4.88

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Acquisitions
On May 17, 2013, we acquired a coal gasification technology (“E-Gas”) for cash consideration of approximately $60,800. The E-Gas acquisition primarily consisted of process technology intangible assets that have an estimated life of 15 years and are amortized on a straight-line basis. The impact of the acquisition was not material to our results and therefore, pro forma information has not been presented. We had no acquisitions in 2015 or 2014.
5. DISPOSITION OF NUCLEAR OPERATIONS
Transaction Summary—On October 27, 2015, we entered into an agreement (the “Agreement”) with Westinghouse Electric Company LLC (“WEC”) pursuant to which WEC acquired our nuclear power construction business, including the Nuclear Projects discussed further in Note 18 (collectively, “Nuclear Operations”). On December 31, 2015, we completed the sale for estimated transaction consideration of approximately $161,000, which will be received upon WEC’s substantial completion of the Nuclear Projects. The present value of the estimated consideration is approximately $143,000 (the “Estimated Sales Proceeds”) and is recorded within other non-current assets on our December 31, 2015 Balance Sheet. In addition, our Fabrication Services operating group will continue to supply discrete scopes of modules, fabricated pipe and specialty services to WEC (“Ongoing WEC Projects”) related to the Nuclear Projects. As part of the Agreement, we agreed not to pursue existing change orders and claims against WEC for certain Ongoing WEC Projects and we agreed to receive certain milestone based payments of up to $68,000 for the Ongoing WEC Projects. The net impact of foregoing the pursuit of change orders and claims and accepting the milestone based payments on the Ongoing WEC Projects was not material. Our Nuclear Operations were included within our Engineering & Construction operating group.
As a result of the Agreement and sale, during 2015, we recorded a non-cash pre-tax charge of approximately $1,505,900 (approximately $1,135,200 after-tax) related to the impairment of goodwill (approximately $453,100 recorded in the third quarter) and intangible assets (approximately $79,100 recorded in the third quarter) and a loss on net assets sold (approximately $628,300 and $345,400 recorded in the third and fourth quarters, respectively). The net tax benefit (approximately $370,700) on the charge reflects the non-deductibility of the goodwill impairment. The third quarter impairments and loss totaling approximately $1,160,500 (approximately $904,200 after-tax) were recorded in connection with the classification of the assets and liabilities of the Nuclear Operations as held for sale on our September 30, 2105 Balance Sheet, as we believed the completion of the sale was probable. The incremental loss on net assets sold of approximately $345,400 ($231,000 after-tax) during the fourth quarter was due to changes in working capital on the Nuclear Projects during the quarter and revisions to the assets and liabilities sold.
Disposition Related Charges—A summary of the pre-tax charge for 2015 related to the sale of our Nuclear Operations is as follows:

Year Ended December 31, 2015
Loss on net assets sold (see below)	$973,651
Intangible assets impairment (Note 7)	79,100
Loss on net assets sold and intangible assets impairment	1,052,751
Goodwill impairment (Note 7)	453,100
Total pre-tax charge	$1,505,851
The impact of the loss on net assets sold and intangible assets impairment is included in “Loss on net assets sold and intangible assets impairment” in our Statement of Operations, and the impact of the goodwill impairment is included in “Goodwill impairment” in our Statement of Operations. See Note 7 for additional discussion of our goodwill and intangible assets impairment charges.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loss on Net Assets Sold—The assets and liabilities sold on December 31, 2015 are summarized as follows:

Assets
Accounts receivable	$188,858
Costs and estimated earnings in excess of billings	1,443,121
Property and equipment, net	132,191
Other assets	12,321
Assets sold	$1,776,491

Liabilities
Margin fair value liability (Note 2)	$432,036
Billings in excess of costs and estimated earnings	36,524
Accounts payable	200,633
Other liabilities	2,647
Liabilities sold	$671,840

Net assets sold	$1,104,651

Estimated Sales Proceeds (net of transaction costs of $12,000)	131,000
Loss on net assets sold	$973,651
Results of Nuclear Operations—The revenue and pre-tax income of our Nuclear Operations for 2015, 2014 and 2013 was as follows:

	Years Ended December 31,
	2015	2014	2013
Revenue	$2,061,167	$1,841,018	$1,007,838
Pre-tax income	$215,150	$151,800	$61,200
6. INVENTORY
The components of inventory at December 31, 2015 and 2014 were as follows:

	December 31,
	2015	2014
Raw materials	$142,170	$162,451
Work in process	58,884	38,232
Finished goods	88,604	85,472
Total	$289,658	$286,155

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. GOODWILL AND OTHER INTANGIBLES
Goodwill Summary and Reporting Units—At December 31, 2015 and 2014, our goodwill balances were $3,711,506 and $4,195,231, respectively, attributable to the excess of the purchase price over the fair value of net assets acquired in connection with our acquisitions. The change in goodwill by reporting segment for 2015 and 2014 was as follows:

	Engineering & Construction(1)	Fabrication Services(1)	Technology(1)	Capital Services(1)	Total
Balance at December 31, 2013	$2,367,930	$668,825	$305,106	$884,607	$4,226,468
Amortization of tax goodwill in excess of book goodwill	953	(636)	(1,917)	—	(1,600)
Foreign currency translation and other	(29,637)	—	—	—	(29,637)
Balance at December 31, 2014	$2,339,246	$668,189	$303,189	$884,607	$4,195,231
Impairment charges (described below)(2)	(453,100)	—	—	—	(453,100)
Amortization of tax goodwill in excess of book goodwill	(3,789)	(1,592)	(3,068)	—	(8,449)
Foreign currency translation and other	(22,176)	—	—	—	(22,176)
Balance at December 31, 2015	$1,860,181	$666,597	$300,121	$884,607	$3,711,506

(1)
As discussed below, during 2015 we realigned our four operating groups to reflect the present management oversight of our operations, which resulted in the movement of goodwill between operating groups. Accordingly, the goodwill balances at December 31, 2014 and 2013 were reclassified to conform to the 2015 presentation.

(2)	At December 31, 2015, we had $453,100 in accumulated impairment losses.
As discussed further in Note 2, goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually at a reporting unit level, absent any indicators of impairment or when other actions require an impairment assessment (such as a change in reporting units). We perform our annual impairment assessment during the fourth quarter of each year based upon balances as of October 1. At December 31, 2014, we had the following seven reporting units within our four operating groups:

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
First Quarter Reporting Unit Realignment—During the first quarter 2015, we realigned our four operating groups. In connection therewith, we realigned our reporting units, and accordingly, as of our October 1, 2015 annual impairment assessment date, we had the following eight reporting units within our four realigned operating groups, which represent our reportable segments as discussed further in Note 19:

•
Engineering & Construction (formerly Engineering, Construction & Maintenance)—Our Engineering & Construction (“E&C”) operating group included two reporting units: Oil & Gas and Power (after the removal of our Nuclear Operations discussed further below). Our Plant Services reporting unit was reclassified to our realigned Capital Services operating group, as noted below.

•
Fabrication Services—Our Fabrication Services operating group included three reporting units: Steel Plate Structures, Fabrication & Manufacturing, and Engineered Products. Our Engineered Products reporting unit represents a portion of our previous Technology reporting unit.

•
Technology—Our Technology operating group continued to represent a reporting unit, consisting of the remaining portion of our previous Technology reporting unit, after reclassification of the Engineered Products reporting unit to Fabrication Services, as noted above.

•
Capital Services (formerly Environmental Solutions)—Our Capital Services operating group included two reporting units: Facilities & Plant Services and Federal Services. Our Facilities & Plant Services reporting unit represents our previous Plant Services reporting unit and a portion of our previous Environmental Solutions reporting unit. Our

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Federal Services reporting unit represents the remaining portion of our previous Environmental Solutions reporting unit.
In conjunction with the aforementioned realignment of our operating groups, we allocated goodwill among our new and realigned reporting units based on the relative fair value of the reporting units being realigned. As a result, during the first quarter 2015, we performed a quantitative assessment of goodwill for each of the reporting units impacted by our operating group realignment (both immediately before and after the realignment). Based on this quantitative assessment, the fair value of each of the reporting units impacted by our operating group realignment exceeded their respective net book values, and accordingly, no impairment charge was necessary as a result of the realignment.
Third Quarter Goodwill Impairment—As discussed further in Note 5, we classified the assets and liabilities of our Nuclear Operations as held for sale at September 30, 2015, and on December 31, 2015, we completed the sale of our Nuclear Operations. Our Nuclear Operations were included within our E&C operating group and were part of our Power reporting unit prior to the Agreement. Accordingly, in conjunction with the Agreement and classification of our Nuclear Operations as held for sale at September 30, 2015, we allocated the Power reporting unit’s goodwill between our Nuclear Operations and the remaining portion of the Power reporting unit after removal of the Nuclear Operations (“Retained Power Operations”), based on their relative fair values. Further, the Retained Power Operations became our Power reporting unit.
The fair value of the Nuclear Operations was determined based on the Estimated Sales Proceeds. The fair value of the Retained Power Operations was determined on a basis consistent with the basis used for our annual impairment assessment discussed in Note 2. Based on the aforementioned, the net book value of the Nuclear Operations (after allocating goodwill) exceeded its fair value, and accordingly, we concluded that the carrying value of all its goodwill was impaired. We also performed a quantitative assessment of goodwill for the Retained Power Operations and determined that the net book value of the Retained Power Operations (after allocating goodwill) exceeded its fair value, and accordingly, we concluded that the carrying value of its goodwill was partially impaired. The amount of goodwill impairment charge for the Retained Power Operations was determined by comparing the carrying value of its goodwill with its implied fair value.
As a result of the aforementioned, during the third quarter 2015, we recorded a non-cash goodwill impairment charge of approximately $453,100, of which approximately $191,000 related to the impairment of all goodwill of the Nuclear Operations and approximately $262,100 related to the partial impairment of goodwill of the Retained Power Operations. The impairment charge is included in “Goodwill impairment” in our Statement of Operations.
Annual Impairment Assessment—As part of our annual goodwill impairment assessment during the fourth quarter of 2015, we performed a quantitative assessment of goodwill for each of the aforementioned reporting units as of October 1, 2015. Based upon this quantitative assessment, the fair value of each of our reporting units exceeded their respective net book values, and accordingly, no impairment charge was necessary as a result of our annual impairment assessment. If, based on future assessments our goodwill is deemed to be impaired, the impairment would result in a charge to earnings in the period of impairment. There can be no assurance that future goodwill impairment tests will not result in charges to earnings.
Fourth Quarter Reporting Unit Realignment—As a result of the Agreement, during the fourth quarter 2015, and subsequent to our annual goodwill impairment assessment performed as of October 1, 2015, our Retained Power Operations and Oil & Gas operations, both within our E&C operating group, were integrated and operationally combined. In addition, our Power and Oil & Gas reporting units were combined such that our E&C operating group currently represents a reporting unit. In conjunction with the aforementioned realignment of our E&C operating group and reporting units, we performed a quantitative assessment of goodwill for the Power and Oil & Gas reporting units immediately before the realignment, and for the E&C reporting unit immediately after the realignment. Based on this quantitative assessment, the fair value of each of the reporting units exceeded their respective net book values, and accordingly, no impairment charge was necessary as a result of the realignment.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Intangible Assets—The following table provides a summary of our acquired finite-lived intangible assets at December 31, 2015 and 2014, including weighted-average useful lives for each major intangible asset class and in total:

		December 31, 2015		December 31, 2014
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets
Backlog and customer relationships (1)(2)	17 Years	$281,072	$(66,666)	$380,586	$(71,257)
Process technologies	15 Years	271,028	(115,608)	287,459	(105,646)
Tradenames (2)	10 Years	64,790	(23,667)	85,613	(20,301)
Total (3)	16 Years	$616,890	$(205,941)	$753,658	$(197,204)

(1)
Backlog and customer relationships intangibles totaling approximately $11,000 became fully amortized during 2015 and were therefore removed from the December 31, 2015 gross carrying and accumulated amortization balances above.

(2)
During the third quarter 2015, we recorded a non-cash impairment charge of approximately $79,100 related to customer relationship and tradename intangible assets as a result of the Agreement to sell our Nuclear Operations described further in Note 5. The impairment was based on a comparison of the carrying value of the intangible assets to their fair value (indicated by the Estimated Sales Proceeds), which resulted in an impairment of all intangible assets of the Nuclear Operations. The impairment charge is included in “Loss on net assets sold and intangible assets impairment” in our Statement of Operations and relates to our E&C operating group. The related intangibles were removed from the gross carrying and accumulated amortization balances above. We noted no other indicators of impairment during 2015 and no indicators of impairment during 2014.

(3)
The remaining decrease in other intangibles, net during 2015 primarily related to amortization expense of $57,625 and the impact of foreign currency translation. Amortization expense for our intangibles existing at December 31, 2015 is anticipated to be approximately $42,700, $38,900, $38,100, $35,900 and $35,500 for 2016, 2017, 2018, 2019 and 2020, respectively.

8. PARTNERING ARRANGEMENTS
As discussed in Note 2, we account for our unconsolidated ventures using either proportionate consolidation, when we meet the applicable accounting criteria to do so, or the equity method. Further, we consolidate any venture that is determined to be a VIE for which we are the primary beneficiary, or which we otherwise effectively control.
Proportionately Consolidated Ventures—The following is a summary description of our significant joint ventures which have been accounted for using proportionate consolidation:

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

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents summarized balance sheet information for our share of our proportionately consolidated VIEs:

	December 31,
	2015	2014
CB&I/Zachry
Current assets (1)	$298,916	$85,484
Non-current assets	6,689	—
Total assets	$305,605	$85,484
Current liabilities(1)	$454,943	$149,891
CB&I/Zachry/Chiyoda
Current assets (1)	$84,696	$—
Current liabilities(1)	$86,124	$—
CB&I/Chiyoda
Current assets (1)	$424,781	$102,035
Current liabilities(1)	$433,526	$124,367

(1)
Our venture arrangements allow for excess working capital of the ventures to be advanced to the venture partners. Such advances are returned to the venture for working capital needs as necessary. Accordingly, at a reporting period end a venture may have advances to its partners which are reflected as an advance receivable within current assets of the venture. As summarized in Note 9, at December 31, 2015 and 2014, other current assets on the Balance Sheet included approximately $325,000 and $71,200, respectively, related to our proportionate share of advances from the ventures to our venture partners and other current liabilities included approximately $334,900 and $108,700, respectively, related to advances to CB&I from the ventures.

Equity Method Ventures—The following is a summary description of our significant joint ventures which have been accounted for using the equity method:

•
Chevron-Lummus Global (“CLG”)—We have a venture with Chevron (CB&I—50% / Chevron—50%), which provides licenses, engineering services and catalyst, primarily for the refining industry. As sufficient capital investments in CLG have been made by the venture partners, it does not qualify as a VIE.

•
NetPower LLC (“NetPower”)—We have a venture with Exelon and 8 Rivers Capital (CB&I—33.3% / Exelon—33.3% / 8 Rivers Capital—33.3%), which was formed for the purpose of developing, commercializing and monetizing a new natural gas power generation system that recovers essentially all the carbon dioxide produced during combustion. NetPower is building a first-of-its-kind demonstration plant which is being funded by contributions and services from the venture partners and other parties. We have determined the venture to be a VIE; however, we do not effectively control NetPower and therefore do not consolidate it. Our cash commitment for NetPower totals $47,300 and at December 31, 2015, we had made cumulative investments of approximately $17,900.

•
CB&I/CTCI—We have a venture with CTCI Corporation (“CTCI”) (CB&I—50% / CTIC—50%) to perform EPC work for a liquids ethylene cracker and associated units in Sohar, Oman. We have determined the venture to be a VIE; however, we do not effectively control CB&I/CTCI and therefore do not consolidate it. The project did not have a material impact on our results for 2015, but will become more significant as project activities progress.

Dividends received from equity method joint ventures were $27,806, $17,034 and $33,984 during 2015, 2014 and 2013, respectively. We have no other material unconsolidated ventures.
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

•
CB&I/AREVA—We have a venture with AREVA (CB&I—52% / AREVA—48%) to design, license and construct a mixed oxide fuel fabrication facility in Aiken, South Carolina. Our venture project value is approximately $5,500,000.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents summarized balance sheet information for our consolidated VIEs:

	December 31,
	2015	2014
CB&I/Kentz
Current assets	$214,291	$220,930
Current liabilities	$191,471	$196,277
CB&I/AREVA
Current assets	$24,269	$27,006
Current liabilities	$65,674	$73,124
All Other (1)
Current assets	$112,532	$130,458
Non-current assets	19,253	22,045
Total assets	$131,785	$152,503
Current liabilities	$32,001	$36,534

(1)	Other ventures that we consolidate are not individually material to our financial results and are therefore aggregated as “All Other”.
Other—The use of these ventures exposes us to a number of risks, including the risk that our partners may be unable or unwilling to provide their share of capital investment to fund the operations of the venture or complete their obligations to us, the venture, or ultimately, our customer. Differences in opinions or views among venture partners could also result in delayed decision-making or failure to agree on material issues, which could adversely affect the business and operations of the venture. In addition, agreement terms may subject us to joint and several liability for our venture partners, and the failure of our venture partners to perform their obligations could impose additional performance and financial obligations on us. The aforementioned factors could result in unanticipated costs to complete the projects, liquidated damages or contract disputes, including claims against our partners.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. SUPPLEMENTAL BALANCE SHEET DETAIL
The components of property and equipment, other current assets, and other current and non-current liabilities at December 31, 2015 and 2014 were as follows:

	December 31,
	2015	2014
Property and Equipment
Land and improvements	$82,381	$87,085
Buildings and improvements	399,555	405,603
Plant, field equipment and other	666,392	781,076
Total property and equipment	$1,148,328	$1,273,764
Accumulated depreciation	(544,285)	(502,113)
Property and equipment, net (1)	$604,043	$771,651
Other Current Assets
Advances to proportionately consolidated ventures (2)	$325,048	$71,158
Other (3)	184,970	167,625
Other current assets	$510,018	$238,783
Other Current Liabilities
Payroll-related obligations	$305,620	$371,764
Advances from proportionately consolidated ventures (2)	334,850	108,658
Income taxes payable	29,627	57,186
Self-insurance and other insurance reserves	19,065	25,243
Other (4)	270,727	241,443
Other current liabilities	$959,889	$804,294
Other Non-Current Liabilities
Pension obligations	$128,762	$173,852
Self-insurance and other insurance reserves	54,122	51,904
Postretirement medical benefit obligations	28,516	48,563
Income tax reserves	9,140	13,458
Other (5)	148,911	162,849
Other non-current liabilities	$369,451	$450,626

(1)	As further discussed in Note 5, on December 31, 2015, we completed the sale of our Nuclear Operations, which included the disposition of property and equipment (approximately $132,200, net).

(2)	Represents advances to and from our proportionately consolidated ventures as discussed in Note 8.

(3)	Represents various assets that are each individually less than 5% of total current assets, including income tax receivables and prepaid items.

(4)
Represents various accruals that are each individually less than 5% of total current liabilities, including accruals for non-contract payables, taxes other than income taxes, country-specific employee benefits, operating lease obligations, derivatives, and medical and legal obligations.

(5)
Represents various accruals that are each individually less than 5% of total liabilities, including accruals for non-contract payables, taxes other than income taxes, operating lease obligations, deferred rent, and country-specific employee benefits.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. FACILITY REALIGNMENT LIABILITY
At December 31, 2015 and 2014, we had a facility realignment liability related to the recognition of future operating lease expense for vacated facility capacity where we remain contractually obligated to a lessor. The liability was recognized within other current and non-current liabilities, as applicable, based upon the anticipated timing of payments. The following table summarizes the movements in the facility realignment liability during 2015 and 2014:

	Years Ended December 31,
	2015	2014
Beginning Balance	$14,354	$12,111
Charges (1)	—	14,287
Cash payments	(9,020)	(12,044)
Ending Balance (2)	$5,334	$14,354

(1)
During 2014, charges of $14,287 were included in “Acquisition and integration related costs” in our Statement of Operations related to facility consolidations and the associated accelerated lease costs for vacated facilities. The charges in 2014 were associated primarily with our Engineering & Construction and Capital Services operating groups.

(2)
Future cash payments for our existing obligations at December 31, 2015 are anticipated to be approximately $2,300, $600, $500, $500, $500 and $900 in 2016, 2017, 2018, 2019, 2020, and thereafter, respectively.

11. DEBT
Our outstanding debt at December 31, 2015 and 2014 was as follows:

	December 31,
	2015	2014
Current
Revolving facility and other short-term borrowings	$653,000	$164,741
Current maturities of long-term debt	150,000	105,997
Current debt	$803,000	$270,738
Long-Term
Term Loan: $1,000,000 term loan (interest at LIBOR plus an applicable floating margin)	$450,000	$825,000
Second Term Loan: $500,000 term loan (interest at LIBOR plus an applicable floating margin)	500,000	—
Senior Notes: $800,000 senior notes, series A-D (fixed interest ranging from 4.15% to 5.30%)	800,000	800,000
Second Senior Notes: $200,000 senior notes (fixed interest of 4.53%)	200,000	—
Other long-term debt	—	45,155
Less: current maturities of long-term debt	(150,000)	(105,997)
Long-term debt	$1,800,000	$1,564,158
Committed Facilities—We have a five-year, $1,350,000, committed and unsecured revolving facility (the “Revolving Facility”) with Bank of America N.A. (“BofA”), as administrative agent, and BNP Paribas Securities Corp., BBVA Compass, Credit Agricole Corporate and Investment Bank (“Credit Agricole”) and TD Securities, each as syndication agents, which expires in October 2018. The Revolving Facility was amended on July 8, 2015 to remove the $675,000 borrowing sublimit while maintaining a $270,000 financial letter of credit sublimit. In conjunction with the sale of our Nuclear Operations discussed further in Note 5, the Revolving Facility was amended to reset our financial and restrictive covenants, which resulted in a maximum leverage ratio of 3.25, a minimum fixed charge coverage ratio of 1.75, and a minimum net worth level calculated as $1,560,389 at December 31, 2015. The Revolving Facility also includes customary restrictions regarding subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, and mergers and acquisitions, and includes a trailing twelve-month limitation of $250,000 for dividend payments and share repurchases if our leverage ratio exceeds 1.50 (unlimited if our leverage ratio is equal to or below 1.50), among other restrictions. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. The interest, commitment fee, and letter of credit fee percentages are based upon our quarterly leverage ratio. In

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the event we borrow funds under the facility, interest is assessed at either prime plus an applicable floating margin (3.50% and 0.75%, respectively at December 31, 2015), or LIBOR plus an applicable floating margin (0.42% and 1.75%, respectively at December 31, 2015). At December 31, 2015, we had no outstanding borrowings under the facility and $149,014 of outstanding letters of credit under the facility (none of which were financial letters of credit), providing $1,200,986 of available capacity. During 2015, our weighted average interest rate on borrowings under the facility was approximately 1.8%, inclusive of the applicable floating margin.
We have a five-year, $800,000, committed and unsecured revolving credit facility (the “Second Revolving Facility”) with BofA, as administrative agent, and BNP Paribas Securities Corp., BBVA Compass, Credit Agricole and Bank of Tokyo Mitsubishi UFJ, each as syndication agents, which expires in July 2020. The Second Revolving Facility was amended on July 8, 2015 to increase the overall capacity from the previous capacity of $650,000, extend the expiration date from the previous expiration of February 2018, remove the $487,500 borrowing sublimit and provide a financial letter of credit sublimit of $50,000. The Second Revolving Facility supplements our Revolving Facility, and has financial and restrictive covenants similar to those noted above for the Revolving Facility. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. The interest, commitment fee, and letter of credit fee percentages are based upon our quarterly leverage ratio. In the event we borrow funds under the facility, interest is assessed at either prime plus an applicable floating margin (3.50% and 0.75%, respectively at December 31, 2015) or LIBOR plus an applicable floating margin (0.42% and 1.75%, respectively at December 31, 2015). At December 31, 2015, we had $290,000 of outstanding borrowings and $15,533 of outstanding letters of credit under the facility (including $3,140 of financial letters of credit), providing $494,467 of available capacity. During 2015, our weighted average interest rate on borrowings under the facility was approximately 3.8%, inclusive of the applicable floating margin.
Uncommitted Facilities—We also have various short-term, uncommitted letter of credit and borrowing facilities (the “Uncommitted Facilities”) across several geographic regions of approximately $4,014,273, of which $463,000 may be utilized for borrowings. At December 31, 2015, we had $363,000 of outstanding borrowings and $1,393,104 of outstanding letters of credit under these facilities, providing $2,258,169 of available capacity, of which $100,000 may be utilized for borrowings. During 2015, our weighted average interest rate on borrowings under the facility was approximately 1.2%.
Term Loans—At December 31, 2015, we had $450,000 outstanding on our four-year, $1,000,000 unsecured term loan (the “Term Loan”) with BofA as administrative agent. Interest and principal under the Term Loan is payable quarterly in arrears and bears interest at LIBOR plus an applicable floating margin (0.42% and 1.75%, respectively at December 31, 2015). However, we continue to utilize an interest rate swap to hedge against $366,125 of the outstanding $450,000 Term Loan, which resulted in a weighted average interest rate of approximately 2.0% during 2015, inclusive of the applicable floating margin. Future annual maturities for the Term Loan are $150,000 and $300,000 in 2016 and 2017, respectively. The Term Loan includes financial and restrictive covenants similar to those noted above for the Revolving Facility.
On July 8, 2015, we entered into a $500,000 unsecured term loan (the “Second Term Loan”). The Second Term Loan required that $275,000 of the loan proceeds be utilized to prepay a portion of the 2017 principal due on the Term Loan. Interest and principal under the Second Term Loan is payable quarterly in arrears beginning in June 2017 and bears interest at LIBOR plus an applicable floating margin (rates are equivalent to the Term Loan). During 2015, our weighted average interest rate on the Second Term was approximately 1.8%, inclusive of the applicable floating margin. Future annual maturities for the Second Term Loan are $56,250, $75,000, $75,000 and $293,750 for 2017, 2018, 2019, and 2020, respectively. The Second Term Loan has financial and restrictive covenants similar to those noted above for the Revolving Facility.
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
On July 30, 2015, we issued senior notes totaling $200,000 (the “Second Senior Notes”), with BofA as administrative agent. Interest is due semi-annually at a fixed rate of 4.53%, with principal of $200,000 due in July 2025. The Second Senior Notes have financial and restrictive covenants similar to those noted above for the Revolving Facility.
Other Long-Term Debt—On October 30, 2015, we repaid our $48,081 six-year secured (construction equipment) term loan.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compliance and Other—During 2015, maximum outstanding borrowings under our revolving credit and other facilities were approximately $1,294,000. In addition to providing letters of credit, we also issue surety bonds in the ordinary course of business to support our contract performance. At December 31, 2015, we had $748,850 of outstanding surety bonds. At December 31, 2015, we were in compliance with all of our restrictive and financial covenants associated with our debt and revolving credit facilities. Capitalized interest was insignificant for 2015, 2014 and 2013.
12. FINANCIAL INSTRUMENTS
Derivatives
Foreign Currency Exchange Rate Derivatives—At December 31, 2015, the notional value of our outstanding forward contracts to hedge certain foreign exchange-related operating exposures was approximately $81,900. These contracts vary in duration, maturing up to six years from period-end. We designate certain of these hedges as cash flow hedges and accordingly, changes in their fair value are recognized in AOCI until the associated underlying operating exposure impacts our earnings. We exclude forward points, which are recognized as ineffectiveness within cost of revenue and are not material to our earnings, from our hedge assessment analysis.
Interest Rate Derivatives—We continue to utilize a swap arrangement to hedge against interest rate variability associated with $366,125 of our outstanding $450,000 Term Loan. The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Loan at inception and through December 31, 2015. Accordingly, changes in the fair value of the swap arrangement are recognized in AOCI until the associated underlying exposure impacts our earnings.
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

•
Level 3—Fair value is based upon internally-developed models that use, as their basis, significant unobservable market parameters. We did not have any level 3 classifications at December 31, 2015 or 2014.

The following table presents the fair value of our foreign currency exchange rate derivatives and interest rate derivatives at December 31, 2015 and 2014, respectively, by valuation hierarchy and balance sheet classification:

	December 31, 2015				December 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivative Assets (1)
Other current assets	$—	$3,344	$—	$3,344	$—	$852	$—	$852
Other non-current assets	—	180	—	180	—	2,248	—	2,248
Total assets at fair value	$—	$3,524	$—	$3,524	$—	$3,100	$—	$3,100
Derivative Liabilities
Other current liabilities	$—	$(7,567)	$—	$(7,567)	$—	$(12,728)	$—	$(12,728)
Other non-current liabilities	—	(607)	—	(607)	—	(1,873)	—	(1,873)
Total liabilities at fair value	$—	$(8,174)	$—	$(8,174)	$—	$(14,601)	$—	$(14,601)

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

The carrying values of our cash and cash equivalents (primarily consisting of bank deposits), accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. At December 31, 2015, the fair values of our Term Loan and Second Term Loan, based upon the current market rates for debt with similar credit risk

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and maturities, approximated their carrying values as interest is based upon LIBOR plus an applicable floating margin. Our Senior Notes are categorized within level 2 of the valuation hierarchy and had a total fair value of approximately $772,600 and $785,100 at December 31, 2015 and 2014, respectively, based on current market rates for debt with similar credit risk and maturities. Our Second Senior Notes are categorized within level 2 of the valuation hierarchy and had a total fair value of approximately $203,500 at December 31, 2015 based on current market rates for debt with similar credit risk and maturities.
Derivatives Disclosures
Fair Value—The following table presents the total fair value by underlying risk and balance sheet classification for derivatives designated as cash flow hedges and derivatives not designated as cash flow hedges at December 31, 2015 and 2014:

	Other Current and Non-Current Assets		Other Current and Non-Current Liabilities
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Designated cash flow hedges
Interest rate	$471	$2,258	$(192)	$(1,229)
Foreign currency	944	39	(1,858)	(4,996)
Fair value	$1,415	$2,297	$(2,050)	$(6,225)
Derivatives not designated as cash flow hedges
Foreign currency	$2,109	$803	$(6,125)	$(8,376)
Fair value	$2,109	$803	$(6,125)	$(8,376)
Total fair value	$3,524	$3,100	$(8,175)	$(14,601)
Master Netting Arrangements (“MNAs”)—Our derivatives are executed under International Swaps and Derivatives Association MNAs, which generally allow us and our counterparties to net settle, in a single net payable or receivable, obligations due on the same day, in the same currency and for the same type of derivative instrument. We have elected the option to record all derivatives on a gross basis in our Balance Sheet. The following table presents our derivative assets and liabilities at December 31, 2015 on a gross basis and a net settlement basis:

	Gross Amounts Recognized (i)	Gross Amounts Offset on the Balance Sheet (ii)	Net Amounts Presented on the Balance Sheet (iii) = (i) - (ii)	Gross Amounts Not Offset on the Balance Sheet (iv)		Net Amount (v) = (iii) - (iv)
				Financial Instruments	Cash Collateral Received
Derivative Assets:
Interest rate	$471	$—	$471	$—	$—	$471
Foreign currency	3,053	—	3,053	(53)	—	3,000
Total assets	$3,524	$—	$3,524	$(53)	$—	$3,471
Derivative Liabilities:
Interest rate	$(192)	$—	$(192)	$—	$—	$(192)
Foreign currency	(7,983)	—	(7,983)	53	—	(7,930)
Total liabilities	$(8,175)	$—	$(8,175)	$53	$—	$(8,122)
AOCI/Other—The following table presents the total value, by underlying risk, recognized in other comprehensive income (“OCI”) and reclassified from AOCI to interest expense (interest rate derivatives) and cost of revenue (foreign currency derivatives) during 2015 and 2014 for derivatives designated as cash flow hedges:

	Amount of Gain (Loss) on Effective Derivative Portion
	Recognized in OCI		Reclassified from AOCI into Earnings (1)
	Years Ended December 31,
	2015	2014	2015	2014
Designated cash flow hedges
Interest rate	$(2,520)	$(2,649)	$(1,769)	$(2,139)
Foreign currency	(1,020)	(4,913)	(4,117)	(1,519)
Total	$(3,540)	$(7,562)	$(5,886)	$(3,658)

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Net unrealized losses totaling $1,605 are anticipated to be reclassified from AOCI into earnings during the next 12 months due to settlement of the associated underlying obligations.
The following table presents the total value recognized in cost of revenue for 2015 and 2014 for foreign currency derivatives not designated as cash flow hedges:

	Amount of Gain (Loss) Recognized in Earnings
	Years Ended December 31,
	2015	2014
Derivatives not designated as cash flow hedges
Foreign currency	$7,225	$(5,114)
Total	$7,225	$(5,114)
13. RETIREMENT BENEFITS
Defined Contribution Plans
We sponsor multiple defined contribution plans for eligible employees with various features including voluntary pre-tax salary deferrals, matching contributions, and savings plan contributions in the form of cash or our common stock, to be determined annually. During 2015, 2014 and 2013, we expensed $60,540, $73,444 and $82,655, respectively, for these plans. In addition, we sponsor several other defined contribution plans that cover salaried and hourly employees for which we do not provide contributions. The cost of these plans was not significant to us in 2015, 2014 or 2013.
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

Components of Net Periodic Benefit Cost	Pension Plans			Other Postretirement Plans
	2015	2014	2013	2015	2014	2013
Service cost	$10,611	$9,113	$6,795	$791	$1,037	$1,244
Interest cost	23,242	33,530	31,159	1,545	2,279	2,064
Expected return on plan assets	(28,341)	(36,577)	(30,611)	—	—	—
Amortization of prior service credits	(620)	(465)	(466)	—	—	(266)
Recognized net actuarial losses (gains)	7,648	4,649	4,555	(2,696)	(863)	(517)
Net periodic benefit cost (income)	$12,540	$10,250	$11,432	$(360)	$2,453	$2,525

Change in Projected Benefit Obligation	Pension Plans		Other Postretirement Plans
	2015	2014	2015	2014
Projected benefit obligation at beginning of year	$945,522	$882,471	$51,458	$46,637
Service cost	10,611	9,113	791	1,037
Interest cost	23,242	33,530	1,545	2,279
Actuarial (gain) loss (1)	(45,456)	153,887	(20,863)	3,199
Plan participants’ contributions	2,828	3,443	452	1,625
Amendments	—	(4,119)	—	—
Benefits paid	(33,521)	(35,945)	(2,435)	(3,319)
Currency translation (2)	(78,258)	(96,858)	—	—
Projected benefit obligation at end of year	$824,968	$945,522	$30,948	$51,458

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Change in Plan Assets	Pension Plans		Other Postretirement Plans
	2015	2014	2015	2014
Fair value of plan assets at beginning of year	$783,219	$779,626	$—	$—
Actual return on plan assets	1,211	95,294	—	—
Benefits paid	(33,521)	(35,945)	(2,435)	(3,319)
Employer contributions (3)	16,918	19,957	1,983	1,694
Plan participants’ contributions	2,828	3,443	452	1,625
Currency translation (2)	(63,567)	(79,156)	—	—
Fair value of plan assets at end of year	$707,088	$783,219	$—	$—
Funded status	$(117,880)	$(162,303)	$(30,948)	$(51,458)

Balance Sheet Position	Pension Plans		Other Postretirement Plans
	2015	2014	2015	2014
Prepaid benefit cost within other non-current assets	$13,581	$14,524	$—	$—
Accrued benefit cost within other current liabilities	(2,699)	(2,975)	(2,432)	(2,895)
Accrued benefit cost within other non-current liabilities	(128,762)	(173,852)	(28,516)	(48,563)
Net funded status recognized	$(117,880)	$(162,303)	$(30,948)	$(51,458)

Unrecognized net prior service credits	$(3,975)	$(5,111)	$—	$—
Unrecognized net actuarial losses (gains)	144,680	186,838	(31,571)	(13,360)
Accumulated other comprehensive loss (income), before taxes (4)	$140,705	$181,727	$(31,571)	$(13,360)

(1)
The actuarial pension plan gain for 2015 was primarily associated with an increase in the discount rate assumptions for our pension plans. The actuarial other postretirement plan gain for 2015 was primarily associated with an increase in the discount rate assumptions and a decrease in the percent of retiring employees electing medical coverage for our other postretirement plan. The actuarial pension plan loss for 2014 was primarily associated with a decrease in discount rate assumptions for our pension plans.

(2)
The currency translation loss for 2015 was primarily associated with the strengthening of the U.S. Dollar against the currencies associated with our international pension plans, primarily the Euro and British Pound.

(3)	During 2016, we expect to contribute approximately $16,900 and $2,400 to our pension and other postretirement plans, respectively.

(4)	During 2016, we expect to recognize $(400) and $2,300 of previously unrecognized net prior service pension credits and net actuarial pension losses, respectively.
Accumulated Benefit Obligation—At December 31, 2015 and 2014, the accumulated benefit obligation for all defined benefit pension plans was $823,616 and $926,365, respectively. The following table includes summary information for those defined benefit plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
	2015	2014
Projected benefit obligation	$714,539	$824,988
Accumulated benefit obligation	$713,187	$805,830
Fair value of plan assets	$583,081	$648,162

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan Assumptions—The following table reflects the weighted-average assumptions used to measure our defined benefit pension and other postretirement plans:

	Pension Plans		Other Postretirement Plans
	2015	2014	2015	2014
Weighted-average assumptions used to determine benefit obligations at December 31,
Discount rate	2.95%	2.64%	4.47%	4.13%
Rate of compensation increase (1)	2.37%	2.76%	n/a	n/a
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31,
Discount rate	2.64%	3.97%	4.13%	4.94%
Expected long-term rate of return on plan assets (2)	3.81%	4.80%	n/a	n/a
Rate of compensation increase (1)	2.90%	2.76%	n/a	n/a

(1)	The rate of compensation increase relates solely to the defined benefit plans that factor compensation increases into the valuation.

(2)	The expected long-term rate of return on plan assets was derived using historical returns by asset category and expectations of future performance.
Benefit Payments—The following table includes the expected defined benefit and other postretirement plan payments for the next 10 years:

Year	Pension Plans	Other Postretirement Plans
2016	$33,796	$2,432
2017	$37,662	$2,457
2018	$33,786	$2,461
2019	$34,367	$2,419
2020	$35,038	$2,372
2021-2025	$186,366	$10,778
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
Our defined benefit plan assets in the U.S. are invested in well-diversified portfolios of equity (including U.S. large, mid and small-capitalization and international equities) and fixed income securities (including corporate and government bonds). Non-U.S. defined benefit plan assets are similarly invested in well-diversified portfolios of equity, fixed income and other securities. At December 31, 2015, our target weighted-average asset allocations by asset category were: equity securities (35%-40%), fixed income securities (60%-65%), and other investments (0%-5%).

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present the fair value of our plan assets by investment category and valuation hierarchy level at December 31, 2015 and 2014:

	December 31, 2015
	Quoted Market Prices In Active Markets (Level 1)	Internal Models With Significant Observable Market Parameters (Level 2)	Internal Models With Significant Unobservable Market Parameters (Level 3)	Total Carrying Value On The Consolidated Balance Sheet
Asset Category
Equity Securities:
Global Equities	$2,278	$—	$—	$2,278
International Funds (a)	—	167,695	—	167,695
Emerging Markets Growth Funds	—	15,764	—	15,764
U.S. Large-Cap Growth Funds	—	17,318	—	17,318
U.S. Large-Cap Value Funds	—	1,292	—	1,292
U.S. Mid-Cap Growth Funds	—	367	—	367
U.S. Mid-Cap Value Funds	—	357	—	357
U.S. Small-Cap Growth Funds	—	408	—	408
U.S. Small-Cap Value Funds	—	416	—	416
Fixed Income Securities:
Euro Government Bonds (b)	—	160,335	—	160,335
Euro Corporate Bonds (c)	—	79,120	—	79,120
U.K. Government Index-Linked Bonds (d)	—	93,634	—	93,634
U.K. Corporate Bonds (e)	—	17,142	—	17,142
Other International Bonds (f)	—	64,818	—	64,818
U.S. Corporate and Government Bonds	—	3,618	—	3,618
Guaranteed Investment Contracts	—	747	—	747
Other Investments:
Commodities	—	8,355	—	8,355
Asset Allocation Funds (g)	—	73,425	—	73,425
Total Assets at Fair Value	$2,278	$704,811	$—	$707,089

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2014
	Quoted Market Prices In Active Markets (Level 1)	Internal Models With Significant Observable Market Parameters (Level 2)	Internal Models With Significant Unobservable Market Parameters (Level 3)	Total Carrying Value On The Consolidated Balance Sheet
Asset Category
Equity Securities:
Global Equities	$4,661	$—	$—	$4,661
International Funds (a)	—	194,336	—	194,336
Emerging Markets Growth Funds	—	17,584	—	17,584
U.S. Large-Cap Growth Funds	—	11,796	—	11,796
U.S. Mid-Cap Growth Funds	—	886	—	886
U.S. Small-Cap Growth Funds	—	498	—	498
U.S. Small-Cap Value Funds	—	505	—	505
Fixed Income Securities:
Euro Government Bonds (b)	—	184,979	—	184,979
Euro Corporate Bonds (c)	—	89,356	—	89,356
U.K. Government Index-Linked Bonds (d)	—	101,779	—	101,779
U.K. Corporate Bonds (e)	—	17,989	—	17,989
Other International Bonds (f)	—	69,455	—	69,455
U.S. Corporate and Government Bonds	—	3,046	—	3,046
Guaranteed Investment Contracts	—	821	—	821
Other Investments:
Commodities	—	9,278	—	9,278
Asset Allocation Funds (g)	—	76,250	—	76,250
Total Assets at Fair Value	$4,661	$778,558	$—	$783,219
The following provides descriptions for plan asset categories with significant balances in the tables above:

(a)	Investments in various funds that track international indices.

(b)	Investments in European Union government securities with credit ratings of primarily AAA.

(c)	Investments in European fixed interest securities with credit ratings of primarily BBB and above.

(d)	Investments predominantly in U.K. Treasury securities with credit ratings of primarily AAA.

(e)	Investments predominantly in U.K. fixed interest securities with credit ratings of primarily BBB and above.

(f)	Investments predominantly in various international fixed income obligations that are individually insignificant.

(g)	Investments in fixed income securities, equities and alternative asset classes, including commodities and property assets.
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

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Health Care Cost Inflation—As noted above, we provide specific medical benefits for certain groups of retirees and their dependents in the U.S., subject to vesting requirements. Under our program in the U.S., certain eligible current and future retirees are covered by a defined fixed dollar benefit, under which our costs for each participant are fixed, based upon prior years of service of each retired employee. Additionally, there is a closed group of U.S. retirees for which we assume some or all of the cost of coverage. For this group, health care cost trend rates are projected at annual rates ranging from 6.5% in 2016 down to 5% in 2020 and beyond. Under the U.S. program, since 2011, new employees are not eligible for post-retirement medical benefits.
A change in the assumed health care cost trends by one percentage point for our U.S. program is estimated to have an immaterial impact on the total service and interest cost components of net postretirement health care cost for 2015 and the accumulated postretirement benefit obligation at December 31, 2015.
Multi-Employer Pension Plans—We contribute to certain union sponsored multi-employer defined benefit pension plans in the U.S. and Canada. Benefits under these plans are generally based upon years of service and compensation levels. Under U.S. legislation regarding such pension plans, the risks of participation are different than single-employer pension plans as (1) assets contributed to the plan by a company may be used to provide benefits to participants of other companies, (2) if a participating company discontinues contributions to a plan, other participating companies may have to cover any unfunded liability that may exist, and (3) a company is required to continue funding its proportionate share of a plan’s unfunded vested benefits in the event of withdrawal (as defined by the legislation) from a plan or plan termination. The following table provides additional information regarding our significant multi-employer defined benefit pension plans, including the funding level of each plan (or zone status, as defined by the Pension Protection Act), whether actions to improve the funding level of the plan have been implemented, where required (a funding improvement plan (“FIP”) or rehabilitation plan (“RP”), and our contributions to each plan and total contributions for 2015, 2014 and 2013, among other disclosures:

	EIN/Plan Number	Plan Year End	Pension Protection Act (% Funded) (1)		FIP/RP Plan (1)	Total Company Contributions (2)			Expiration Date of Collective- Bargaining Agreement (4)
Pension Fund			2015	2014		2015	2014	2013
Boilermaker-Blacksmith National Pension Trust	48-6168020-001	12/31	65%-80%	65%-80%	Yes	$32,918	$33,105	$20,549	Various
Middle Tennessee Carpenters and Millwrights Pension Fund	62-6101275-001	4/30	>80%	>80%	No	6,809	4,729	1,297	Various
Utah Pipe Trades Pension Trust Fund	51-6077569-001	12/31	>80%	>80%	No	5,522	664	1,939	07/19
Twin City Carpenters and Joiners Pension Fund	41-6043137-001	12/31	65%-80%	65%-80%	Yes	5,469	6,010	2,752	04/16
Plumbers and Pipefitters National Pension Fund	52-6152779-001	6/30	65%-80%	65%-80%	Yes	4,712	3,895	3,336	Various
Southern Ironworkers Pension Fund	59-6227091-001	12/31	>80%	>80%	No	3,823	2,150	612	Various
Plumbers and Steamfitters Local 150 Pension Fund	58-6116699-001	12/31	65%-80%	65%-80%	Yes	3,510	2,154	1,788	Various
Minnesota Laborers Pension Plan	41-6159599-001	12/31	>80%	>80%	No	2,755	2,584	1,444	04/16
Laborers National Pension Fund	75-1280827-001	12/31	>80%	>80%	No	2,575	1,704	1,210	Various
Pipe Fitters Retirement Fund, Local 597	62-6105084-001	12/31	>80%	>80%	No	2,209	1,205	1,024	Various

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	EIN/Plan Number	Plan Year End	Pension Protection Act (% Funded) (1)		FIP/RP Plan (1)	Total Company Contributions (2)			Expiration Date of Collective- Bargaining Agreement (4)
Pension Fund			2015	2014		2015	2014	2013
Twin City Ironworkers Pension Plan	41-6084127-001	12/31	>80%	65%-80%	No	2,102	2,791	1,272	04/16
Central Laborers' Pension Fund	37-6052379-001	12/31	<65%	<65%	Yes	2,083	1,881	1,609	Various
National Electrical Benefit Fund	53-0181657-001	12/31	>80%	>80%	No	1,801	1,359	2,300	Various
I.B.E.W. Local 1579 Pension Plan	58-1254974-001	9/30	>80%	>80%	No	1,760	1,401	1,114	Various
Plumbers and Pipefitters Local 520 Pension Plan	23-6489357-001	4/30	65%-80%	65%-80%	Yes	1,717	1,174	1,105	Various
Central States, Southeast and Southwest Areas Pension Plan	36-6044243-001	12/31	<65%	<65%	Yes	1,105	854	557	Various
Iron Workers' Mid-America Pension Plan	36-6488227-001	12/31	>80%	>80%	No	1,070	1,227	2,073	Various
Will County Local 174 Carpenters Pension Fund	36-2515854-001	5/31	<65%	<65%	Yes	1,043	189	349	Various
Upstate New York Engineers Pension Fund	15-0614642-001	3/31	65%-80%	65%-80%	Yes	1,020	1,806	1,667	Various
Plumbers and Pipefitters Local Union 421 Pension Fund Trust	57-0524232-001	8/31	>80%	>80%	No	957	1,134	913	Various
Plumbers and Steamfitters Local 577 Pension Plan	31-6134953-001	8/31	65%-80%	65%-80%	Yes	414	1,075	500	Various
Boilermakers’ National Pension Plan (Canada)	366708	12/31	N/A	N/A	N/A	8,645	10,795	14,033	04/19
Edmonton Pipe Industry Pension Plan (Canada)	546028	12/31	N/A	N/A	N/A	1,689	2,896	5,612	04/19
Alberta Ironworkers Pension Fund (Canada)	555656	12/31	N/A	N/A	N/A	218	787	2,775	04/19
All Other (3)						41,787	30,518	27,165
						$137,713	$118,087	$98,995

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

(2)
Our 2015 contributions as a percentage of total plan contributions were not available for any of our plans. For 2014, our contributions to the Utah Pipe Trades Pension Trust Fund, the Southern Ironworkers Pension Fund, the Plumbers and Steamfitters Local 150 Pension Fund, the I.B.E.W. Local 1579 Pension Plan, the Iron Workers' Mid-America Pension

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan, the Plumbers and Pipefitters Local Union 421 Pension Fund Trust, the Plumbers and Steamfitters Local 577 Pension Plan and the Boilermakers’ National Pension Plan (Canada) exceeded 5% of total plan contributions. For 2013, our contributions to the Plumbers and Steamfitters Local 150 Pension Fund, the Southern Ironworkers Pension Fund, the I.B.E.W. Local 1579 Pension Plan, the Iron Workers' Mid-America Pension Plan, the Plumbers and Pipefitters Local Union 421 Pension Fund Trust, the Plumbers and Steamfitters Local 577 Pension Plan, the Boilermakers’ National Pension Plan (Canada) and the Edmonton Pipe Industry Pension Plan (Canada) exceeded 5% of total plan contributions. The level of our contributions to each plan noted above varies from period to period based upon the level of work being performed that is covered under the applicable collective-bargaining agreement.

(3)	Our remaining contributions are to various U.S. and Canadian plans, which are individually immaterial.

(4)	The expiration dates of our labor agreements associated with the plans noted as “Various” above vary based upon the duration of the applicable projects.
We also contribute to our multi-employer plans for annuity benefits covered under the defined contribution portion of the plans as well as health benefits. We made contributions to our multi-employer plans of $130,042, $110,743 and $102,025 during 2015, 2014, and 2013, respectively, for these additional benefits.
14. COMMITMENTS AND CONTINGENCIES
Leases—Certain facilities and equipment, including project-related field equipment, are rented under operating leases that expire at various dates through 2035. Rent expense for operating leases was $151,660, $144,288 and $147,100 for 2015, 2014 and 2013, respectively. Future minimum payments under non-cancelable operating leases having initial terms of one year or more are as follows:

Year	Amount
2016	$87,276
2017	70,517
2018	61,109
2019	49,668
2020	39,711
Thereafter	117,213
Total	$425,494
Certain lease agreements contain escalation provisions based upon specific future inflation indices which could impact the future minimum payments presented above. The costs related to leases with an initial term of less than one year have been reflected in rent expense but have been excluded from the future minimum payments presented above.
Legal Proceedings—We have been and may from time to time be named as a defendant in legal actions claiming damages in connection with engineering and construction projects, technology licenses, other services we provide, and other matters. These are typically claims that arise in the normal course of business, including employment-related claims and contractual disputes or claims for personal injury or property damage which occur in connection with services performed relating to project or construction sites. Contractual disputes normally involve claims relating to the timely completion of projects, performance of equipment or technologies, design or other engineering services or project construction services provided by us. We do not believe that any of our pending contractual, employment-related personal injury or property damage claims and disputes will have a material adverse effect on our future results of operations, financial position or cash flow. See Note 18 for additional discussion of claims associated with our projects.
Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Over the past several decades and through December 31, 2015, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 5,800 plaintiffs and, of those claims, approximately 1,200 claims were pending and 4,600 have been closed through dismissals or settlements. Over the past several decades and through December 31, 2015, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount of approximately two thousand dollars per claim. We review each case on its own merits and make accruals based upon the probability of loss and our estimates of the amount of liability and related expenses, if any. While we have seen an increase in the number of recent filings, especially in one specific venue, we do not believe the increase or any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow, and at December 31, 2015, we had approximately $5,800 accrued for liability and related expenses. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reasonable estimate of liability, if any. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that we may expect to recover because of the variability in coverage amounts, limitations and deductibles, or the viability of carriers, with respect to our insurance policies for the years in question.
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
We believe we are in compliance, in all material respects, with environmental laws and regulations and maintain insurance coverage to mitigate our exposure to environmental liabilities. We do not believe any environmental matters will have a material adverse effect on our future results of operations, financial position or cash flow. We do not anticipate we will incur material capital expenditures for environmental controls or for the investigation or remediation of environmental conditions during 2016 or 2017.
Letters of Credit/Surety Bonds—In the ordinary course of business, we may obtain surety bonds and letters of credit, which we provide to our customers to secure advance payment or our performance under our contracts, or in lieu of retention being withheld on our contracts. In the event of our non-performance under a contract and an advance being made by a bank pursuant to a draw on a letter of credit, the advance would become a borrowing under a credit facility and thus our direct obligation. Where a surety incurs such a loss, an indemnity agreement between the parties and us may require payment from our excess cash or a borrowing under our credit facilities. When a contract is completed, the contingent obligation terminates and the bonds or letters of credit are returned. At December 31, 2015, we had provided $2,223,840 of surety bonds and letters of credit to support our contracting activities in the ordinary course of business. This amount fluctuates based upon the mix and level of contracting activity.
Insurance—We have elected to retain portions of future losses, if any, through the use of deductibles and self-insured retentions for our exposures related to third party liability and workers’ compensation. Liabilities in excess of these amounts are the responsibilities of an insurance carrier. To the extent we are self-insured for these exposures, reserves (see Note 9) have been provided based upon our best estimates, with input from our legal and insurance advisors. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the near-term. We believe that reasonably possible losses, if any, for these matters, to the extent not otherwise disclosed and net of recorded reserves, will not have a material adverse effect on our future results of operations, financial position or cash flow. At December 31, 2015, we had outstanding surety bonds and letters of credit of $82,661 relating to our insurance programs.
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

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. SHAREHOLDERS' EQUITY
Treasury Stock—Under Dutch law and our Articles of Association, we may hold no more than 10% of our issued share capital at any time.
AOCI—The following table presents changes in AOCI, net of tax, by component, during 2015:

	Year Ended December 31, 2015
	Currency Translation Adjustment (1)	Unrealized Fair Value Of Cash Flow Hedges	Defined Benefit Pension and Other Postretirement Plans	Total
Balance at December 31, 2014	$(133,787)	$(2,713)	$(125,897)	$(262,397)
OCI before reclassifications	(75,494)	(2,415)	38,477	(39,432)
Amounts reclassified from AOCI	—	4,161	3,628	7,789
Net OCI	(75,494)	1,746	42,105	(31,643)
Balance at December 31, 2015	$(209,281)	$(967)	$(83,792)	$(294,040)

(1)
During 2015, the currency translation adjustment component of AOCI was unfavorably impacted primarily by movements in the Australian Dollar, British Pound, Canadian Dollar, and Euro exchange rates against the U.S. Dollar.

The following table presents reclassification of AOCI into earnings, net of tax, for each component, during 2015:

AOCI Components	Amount Reclassified From AOCI
Unrealized Fair Value Of Cash Flow Hedges (1)
Interest rate derivatives (interest expense)	$1,769
Foreign currency derivatives (cost of revenue)	4,117
Total before tax	$5,886
Tax	(1,725)
Total net of tax	$4,161
Defined Benefit Pension and Other Postretirement Plans (2)
Amortization of prior service credits	$(620)
Recognized net actuarial losses	4,952
Total before tax	$4,332
Tax	(704)
Total net of tax	$3,628

(1)	See Note 12 for further discussion of our cash flow hedges, including the total value reclassified from AOCI to earnings.

(2)	See Note 13 for further discussion of our defined benefit and other postretirement plans, including the components of net periodic benefit cost.
Other—Changes in common stock, additional paid-in capital and treasury stock during 2015 and 2014 primarily relate to activity associated with our stock-based compensation plans and share repurchases.
16. EQUITY-BASED INCENTIVE PLANS
General—Under our equity-based incentive plans (our “Incentive Plans”), we can issue shares to employees and directors in the form of restricted stock units (“RSUs”), performance based shares (including those based upon financial or stock price performance) and stock options. Our Incentive Plans are administered by the Organization and Compensation Committee of our Supervisory Board, which selects those employees eligible to receive awards and determines the number of shares or options subject to each award, as well as the terms, conditions, performance measures, and other provisions of the award. Compensation expense related to our Incentive Plans was $53,086, $64,613 and $62,251 for 2015, 2014 and 2013, respectively. At December 31, 2015, 3,596 authorized shares remained available under our Incentive Plans for future RSU, performance based share, or stock option grants.
Under our employee stock purchase plan (“ESPP”), employees may make quarterly purchases of shares at a discount through regular payroll deductions for up to 8% of their compensation. The shares are purchased at 85% of the closing price per share on the first trading day following the end of the calendar quarter. Compensation expense related to our ESPP, representing

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the difference between the fair value on the date of purchase and the price paid, was $3,042, $3,143 and $2,188 for 2015, 2014 and 2013, respectively. At December 31, 2015, 3,268 authorized shares remained available for purchase under the ESPP.
Total stock-based compensation expense for our Incentive Plans and ESPP was $56,128, $67,756 and $64,439 for 2015, 2014 and 2013, respectively. At December 31, 2015, there was $56,521 of unrecognized compensation cost related to share-based grants, which is expected to be recognized over a weighted-average period of 1.6 years.
We receive a tax deduction during the period in which certain options are exercised, generally for the difference in the option exercise price and the price of the shares at the date of exercise (“intrinsic value”). Additionally, we receive a tax deduction upon the vesting of RSUs and performance based shares for the price of the shares at the date of vesting. The total recognized tax benefit based on our compensation expense was $16,924, $19,394 and $25,123 for 2015, 2014 and 2013, respectively. The amount of tax deductions in excess of accumulated tax benefits recognized is reflected as a financing cash flow.
RSUs—Our RSU awards may not be sold or otherwise transferred until certain restrictions have lapsed, which is generally over a four-year graded vesting period. The total initial fair value for these awards is determined based upon the market price of our stock at the grant date applied to the total number of shares that we anticipate will vest. This fair value is expensed on a straight-line basis over the vesting period, subject to retirement eligibility expense acceleration, where applicable. RSUs granted to directors vest, and are expensed, over one year. The following table presents RSU activity for 2015:

	Shares	Weighted-Average Grant-Date Fair Value per Share
Nonvested RSUs
Balance at December 31, 2014	973	$64.15
Granted	1,015	$42.19
Vested	(490)	$54.45
Forfeited	(113)	$62.00
Balance at December 31, 2015	1,385	$51.65
Directors’ RSUs
Balance at December 31, 2014	17	$80.45
Granted	28	$49.55
Vested	(17)	$80.45
Balance at December 31, 2015	28	$49.55
During 2014, 535 RSUs (including 17 directors' shares subject to restrictions) were granted with a weighted-average grant date fair value per share of $80.41. During 2013, 718 RSUs (including 18 directors’ shares subject to restrictions) were granted with a weighted-average grant-date fair value per share of $53.09. The total fair value of RSUs that vested during 2015, 2014, and 2013 was $28,081, $17,093 and $32,041, respectively.
Performance Based Shares—Our performance based share awards are subject to the achievement of specified Company performance targets, including financial performance or stock price performance relative to peers.

•
Financial Performance-Based Grants—Financial performance-based share awards are based upon EPS and generally vest over three years. The total initial fair value for these awards is determined based upon the market price of our stock at the grant date applied to the total number of shares that we anticipate will vest. This fair value is expensed over the vesting period based on the level of payout expected to be achieved, subject to retirement eligibility expense acceleration, where applicable. As a result of financial performance conditions met during 2015, we recognized $25,370 of compensation expense. During 2015, 2014 and 2013, financial performance-based shares totaling 702, 312, and 366, respectively, were granted with a weighted-average grant-date fair value per share of $41.67, $79.86, and $57.40, respectively. During 2015, we distributed 563 financial performance-based shares upon vesting and achievement of certain performance goals and the total fair value of shares that vested was $23,463.

•
Stock Performance-Based Grants—Stock performance-based share awards are based upon stock price performance relative to industry peers and cliff vest at the end of four years. The total initial fair value for these awards is determined based upon a Monte Carlo simulation value at the grant date applied to the total number of granted target shares. This fair value is expensed ratably over the vesting period, and during 2015, we recognized $1,216 of compensation expense. During 2015, 130 stock performance-based shares were granted with a weighted-average grant-date fair value per share of $37.35 and was based upon a risk-free interest rate of 1.10%, expected dividend yield

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of 0.69%, historical volatility of 39% and a remaining performance period of 3.9 years. There were no stock performance-based shares granted during 2014 or 2013 and there were no vestings in 2015.
Stock Options—Stock options are generally granted at the market value on the date of grant and expire after 10 years. Options granted to employees generally vest over a period ranging from three to seven years. The total initial fair value for option awards is determined based upon the calculated Black-Scholes fair value of each stock option at the date of grant applied to the total number of options that we anticipate will vest. This fair value is expensed on a straight-line basis over the estimated vesting period, subject to retirement eligibility expense acceleration, where applicable.
There were no options granted during 2015 or 2014. For options granted during 2013 the weighted-average fair value per share was $20.05 and was based upon a risk-free interest rate of 0.16%, expected dividend yield of 0.38%, expected volatility of 50% and an expected life of 5 years. The risk-free interest rate was based on the U.S. Treasury yield curve on the grant date, expected dividend yield was based on dividend levels at the grant date, expected volatility was based on the historical volatility of our stock, and the expected life of options granted represents the period of time that they are expected to be outstanding. We also use historical information to estimate option exercises and forfeitures.
The aggregate intrinsic value of options exercised was $1,126, $12,218 and $23,546 for 2015, 2014 and 2013, respectively. During 2015, we received net cash proceeds of $1,947, and realized an actual income tax benefit of $416, from the exercise of stock options.
The following table represents stock option activity for 2015:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding options at December 31, 2014	753	$22.36
Exercised	(63)	$30.86
Forfeited / Expired	(10)	$39.39
Outstanding options at December 31, 2015 (1)	680	$21.32	2.9	$13,675
Exercisable options at December 31, 2015	641	$21.42	2.8	$12,943

(1)
We estimate that 675 of these options will ultimately vest. These options have a weighted-average exercise price per share of $21.31, a weighted-average remaining contractual life of 2.9 years and a current aggregate intrinsic value of $13,601.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17. INCOME TAXES
Income Tax Benefit (Expense)—The following table presents the sources of (loss) income before taxes and income tax benefit (expense), by tax jurisdiction for 2015, 2014 and 2013:

	Years Ended December 31,
	2015	2014	2013
Sources of (Loss) Income Before Taxes
U.S.	$(943,917)	$390,853	$170,641
Non-U.S.	432,725	516,689	433,219
Total	$(511,192)	$907,542	$603,860
Sources of Income Tax Benefit (Expense)
Current income taxes
U.S. Federal (1)	$9,605	$(31,274)	$(19,754)
U.S. State	(2,313)	(8,227)	15,290
Non-U.S.	(80,799)	(114,485)	(93,839)
Total current income taxes	$(73,507)	$(153,986)	$(98,303)
Deferred income taxes
U.S. Federal	$184,767	$(102,101)	$(7,098)
U.S. State	76	10,142	(28,050)
Non-U.S.	(30,105)	(25,472)	42,181
Total deferred income taxes	$154,738	$(117,431)	$7,033
Total income tax benefit (expense)	$81,231	$(271,417)	$(91,270)

(1)	Tax expense of $4,925 and tax benefits of $14,021 and $13,043 associated with share-based compensation were recorded in additional paid-in capital in 2015, 2014 and 2013, respectively.
The following is a reconciliation of income taxes at The Netherlands’ (our country of domicile) statutory rate to income tax benefit (expense) for 2015, 2014 and 2013:

	Years Ended December 31,
	2015	2014	2013
Income tax benefit (expense) at statutory rate (25.0% for 2015, 2014 and 2013)	$127,798	$(226,885)	$(150,965)
U.S. state income taxes	(1,965)	(13,561)	(4,356)
Non-deductible meals and entertainment	(10,930)	(8,549)	(4,878)
Non U.S. valuation allowance established	(1,989)	(12,875)	(13,952)
Non U.S. valuation allowance utilized	5,251	15,899	87,609
Statutory tax rate differential	96,555	(40,990)	(16,587)
Branch and withholding taxes (net of tax benefit)	692	(1,941)	9,195
Previously unrecognized tax benefit (expense)	15,960	(5,412)	(1,568)
Noncontrolling interests	20,306	22,122	13,238
Non-deductible goodwill impairment	(158,585)	—	—
Other, net	(11,862)	775	(9,006)
Income tax benefit (expense)	$81,231	$(271,417)	$(91,270)
Effective tax rate	15.9%	29.9%	15.1%

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

 Deferred Taxes—The principal temporary differences included in deferred income taxes reported on the December 31, 2015 and 2014 Balance Sheets were as follows:

	December 31,
	2015	2014
Deferred Tax Assets
U.S. Federal operating losses and credits	$626,232	$208,212
U.S. State operating losses and credits	195,996	73,028
Non-U.S. operating losses	56,612	79,970
Contract revenue and cost	63,876	428,546
Employee compensation and benefit plan reserves	75,754	101,598
Insurance and legal reserves	25,215	24,113
Disallowed interest	124,876	31,859
Other	9,520	67,023
Total deferred tax assets	$1,178,081	$1,014,349
Valuation allowance	(167,053)	(104,414)
Net deferred tax assets	$1,011,028	$909,935

Deferred Tax Liabilities
Investment in foreign subsidiaries	$(79,021)	$(68,652)
Depreciation and amortization	(308,619)	(351,670)
Net deferred tax liabilities	$(387,640)	$(420,322)

Net total deferred tax assets	$623,388	$489,613
At December 31, 2015, we did not provide deferred income taxes on temporary differences of approximately $962,000 resulting primarily from earnings of our U.S. subsidiaries and certain foreign subsidiaries which are indefinitely reinvested. The reversal of these temporary differences could result in additional tax; however, it is not practicable to estimate the amount of any unrecognized deferred income tax liabilities at this time. Deferred income taxes are provided as necessary with respect to earnings that are not indefinitely reinvested.
On a periodic and ongoing basis we evaluate our DTAs and assess the appropriateness of our valuation allowances (“VA”). In assessing the need for a VA, we consider both positive and negative evidence related to the likelihood of realization of the DTAs. If, based on the weight of available evidence, our assessment indicates that it is more likely than not that a DTA will not be realized, we record a VA. Our assessments include, among other things, the value and quality of our backlog, evaluations of existing and anticipated market conditions, analysis of recent and historical operating results and projections of future results, strategic plans and alternatives for associated operations, as well as asset expiration dates, where applicable. If the factors upon which we based our assessment of realizability of the DTAs differ materially from our expectations, including future operating results being lower than our current estimates, our future assessments could be impacted and result in an increase in VA and increase in tax expense.
During 2015, our VA increased by approximately $62,600, primarily due to the establishment of VA against U.S.-State net operating losses (“NOL(s)”) generated in 2015 as a result of the impact of the Agreement and sale of our Nuclear Operations (approximately $58,000). During 2013, we released VA related to NOLs for our operations in the United Kingdom (“U.K.”), resulting in a decrease in tax expense of $62,800.
At December 31, 2015, we had total Non-U.S. NOLs of $254,000, including $148,000 in the U.K. and $106,000 in other jurisdictions. We believe it is more likely than not that all of the U.K. NOLs will be utilized. We believe it is more likely than not that $98,700 of Non-U.S. NOLs, in jurisdictions other than the U.K., will not be utilized and have placed a VA against these NOLs. Accordingly, at December 31, 2015, our net DTA associated with Non-U.S. NOLs was $27,100. Excluding NOLs having an indefinite carryforward, principally in the U.K., the Non-U.S. NOLs will expire from 2016 to 2035.
At December 31, 2015, we had U.S.-Federal NOLs of $1,703,800. Of the U.S.-Federal NOLs, $551,400 were generated prior to 2014 and will expire in 2033. The remaining $1,152,400 of U.S.-Federal NOLs were generated in 2015 as a result of the Agreement and sale of our Nuclear Operations and will expire in 2035. We believe it is more likely than not that all of the

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. Federal NOLs will be utilized. Accordingly, at December 31, 2015, our DTA associated with the U.S. Federal NOLs was $596,300.
At December 31, 2015, we had U.S.-State NOL DTAs of $192,200. We believe it is more likely than not that $130,000 of the U.S.-State NOL DTAs will not be utilized and have placed a VA against these NOL DTAs. Accordingly, at December 31, 2015, our net DTA associated with U.S.-State NOLs was $62,200. The U.S.-State NOLs will expire from 2016 to 2035.
At December 31, 2015, we had foreign tax credits and other tax credits of $19,000 and $14,900, respectively. We believe it is more likely than not that the credits will be realized within the carryforward periods.
Unrecognized Income Tax Benefits—At December 31, 2015 and 2014, our unrecognized income tax benefits totaled $9,140 and $13,458, respectively, and we do not anticipate significant changes in this balance in the next twelve months. The following is a reconciliation of our unrecognized income tax benefits for the years ended December 31, 2015 and 2014:

	Years Ended December 31,
	2015	2014
Unrecognized income tax benefits at the beginning of the year	$13,458	$14,281
Increase as a result of:
Tax positions taken during the current period	1,313	922
Decreases as a result of:
Lapse of applicable statute of limitations	(2,927)	(1,745)
Settlements with taxing authorities	(2,704)	—
Unrecognized income tax benefits at the end of the year (1)	$9,140	$13,458

(1)
If these income tax benefits were ultimately recognized, approximately $6,000 and $10,300 of the December 31, 2015 and 2014 balances, respectively, would benefit tax expense as we are contractually indemnified for the remaining balances.

We have operations, and are subject to taxation, in various jurisdictions, including significant operations in the U.S., The Netherlands, Canada, the U.K., Australia, South America and the Middle East. Tax years remaining subject to examination by worldwide tax jurisdictions vary by country and legal entity, but are generally open for tax years ending after 2006. To the extent penalties and associated interest are assessed on any underpayment of income tax, such amounts are accrued and classified as a component of income tax expense and interest expense, respectively. For 2015, 2014, and 2013, interest and penalties were not significant.
18. UNAPPROVED CHANGE ORDERS, CLAIMS, INCENTIVES AND OTHER CONTRACT RECOVERIES
At December 31, 2015 and 2014, we had unapproved change orders and claims included in project price totaling approximately $98,500 and $1,309,700, respectively, for projects primarily within our Engineering & Construction and Fabrication Services operating groups. The balance at December 31, 2014 included approximately $1,211,600 of unapproved change orders and claims attributable to our two nuclear projects in South Carolina and Georgia (collectively, the “Nuclear Projects”) that were part of our Nuclear Operations sold on December 31, 2015, as discussed in Note 5. At December 31, 2015 and 2014 we also had incentives included in project price of approximately $99,300 and $32,600, respectively, for projects in our Engineering & Construction, Fabrication Services and Capital Services operating groups. Of the aforementioned unapproved change orders, claims and incentives, approximately $166,000 had been recognized as revenue on a cumulative POC basis through December 31, 2015.
At December 31, 2015, we also had approximately $106,000 of receivables outstanding for one of our large cost reimbursable projects, of which approximately $71,900 was past due. A review and assessment of this project by governmental oversight agencies could result in past due amounts increasing in size and duration, and impact the formal approval of amounts previously received from the customer. Although the amounts may not be received in the near term, we believe they are contractually due under the provisions of our contract and are recoverable.
The aforementioned amounts recorded in project price reflect our best estimate of recovery amounts; however, the ultimate resolution and amounts received could differ from these estimates and could have a material adverse effect on our results of operations, financial position and cash flow.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19. SEGMENT AND RELATED INFORMATION
Segment Information
Our management structure and internal and public segment reporting are aligned based upon the services offered by our four operating groups, which represent our reportable segments. As discussed in Note 1 and 7, during the first quarter 2015, we realigned our four operating groups to reflect the present management oversight of our operations. Our maintenance business that was previously reported within our Engineering & Construction operating group (formerly Engineering, Construction & Maintenance) is now reported within our Capital Services operating group (formerly Environmental Solutions), and our engineered products business that was previously reported within our Technology operating group is now reported within our Fabrication Services operating group. The segment results for 2014 and 2013 were reclassified to conform to the 2015 presentation. The following provides a description of our realigned operating groups:
Engineering & Construction—Engineering & Construction provides EPC services for major energy infrastructure facilities.
Fabrication Services—Fabrication Services provides fabrication and erection of steel plate structures; fabrication of piping systems and process modules; manufacturing and distribution of pipe and fittings; and engineered products for the oil and gas, petrochemical, power generation, water and wastewater, mining and mineral processing industries.
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
Capital Services—Capital Services provides comprehensive and integrated maintenance services, environmental engineering and remediation, infrastructure EPC services, program management, and disaster response and recovery for private-sector customers and governments.
Our Chief Executive Officer evaluates the performance of the aforementioned operating groups based upon revenue and income from operations. Each operating group's income from operations reflects corporate costs, allocated based primarily upon revenue. Intersegment revenue is netted against the revenue of the segment receiving the intersegment services. For 2015, 2014, and 2013, intersegment revenue totaled approximately $395,900, $480,400, and $237,100, respectively, and primarily related to services provided by our Fabrication Services operating group to our Engineering & Construction operating group.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents total revenue, depreciation and amortization, equity earnings, income from operations, capital expenditures by reportable segment for 2015, 2014, and 2013:

	Years Ended December 31,
	2015	2014	2013
Revenue
Engineering & Construction	$7,697,684	$7,623,381	$6,215,235
Fabrication Services	2,442,690	2,738,981	2,777,384
Technology	399,099	385,126	397,408
Capital Services	2,390,031	2,227,442	1,704,500
Total revenue	$12,929,504	$12,974,930	$11,094,527
Depreciation And Amortization
Engineering & Construction	$48,388	$62,517	$64,321
Fabrication Services	56,310	61,344	60,747
Technology	22,864	23,703	21,180
Capital Services	33,573	33,834	33,778
Total depreciation and amortization	$161,135	$181,398	$180,026
Equity Earnings
Engineering & Construction	$(2,427)	$—	$—
Fabrication Services	(3,812)	(77)	248
Technology	21,016	24,613	22,356
Capital Services	912	689	870
Total equity earnings	$15,689	$25,225	$23,474
(Loss) Income From Operations
Engineering & Construction (1)	$(875,321)	$518,671	$316,737
Fabrication Services	225,267	274,487	287,942
Technology	150,877	147,782	128,643
Capital Services	74,060	81,353	46,923
Total operating groups	$(425,117)	$1,022,293	$780,245
Acquisition and integration related costs	—	(39,685)	(95,737)
Total (loss) income from operations	$(425,117)	$982,608	$684,508
Capital Expenditures
Engineering & Construction	$14,484	$42,152	$16,455
Fabrication Services	41,434	44,594	38,624
Technology	8,091	9,730	16,302
Capital Services	14,843	21,148	19,111
Total capital expenditures	$78,852	$117,624	$90,492

(1)
As discussed in Note 5, due to the Agreement and sale of our Nuclear Operations, during 2015, we recorded a non-cash pre-tax charge of approximately $1,505,900 within our Engineering & Construction operating group.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In conjunction with the aforementioned realignment of our operating groups during the first quarter 2015, our total assets by reportable segment changed significantly, including an allocation of goodwill among our new and realigned operating groups and reporting units based on the relative fair value of the reporting units being realigned. At December 31, 2015, 2014 and 2013, our total assets by reportable segment were as follows (with December 31, 2014 and 2013 balances reflecting the realignment of our operating groups to conform with the 2015 presentation):

	December 31,
	2015	2014	2013
Assets
Engineering & Construction	$4,131,767	$4,555,703	$4,609,777
Fabrication Services	2,552,870	2,229,346	2,390,875
Technology	821,640	837,445	802,784
Capital Services	1,696,080	1,758,537	1,586,157
Total assets	$9,202,357	$9,381,031	$9,389,593
Geographic Information
The following table presents total revenue by country for those countries with revenue in excess of 10% of consolidated revenue during a given year based upon the location of the applicable projects:

	Years Ended December 31,
	2015	2014	2013
Revenue by Country
United States	$8,408,633	$6,682,054	$5,007,899
Australia	2,172,026	2,498,848	1,574,253
Other (1)	2,348,845	3,794,028	4,512,375
Total revenue	$12,929,504	$12,974,930	$11,094,527

(1)	Revenue earned in other countries, including The Netherlands (our country of domicile), was not individually greater than 10% of our consolidated revenue in 2015, 2014, or 2013.
Our long-lived assets are primarily goodwill, other intangible assets and property and equipment. At December 31, 2015, 2014 and 2013, approximately 80%, 80% and 80% of property and equipment were located in the U.S., respectively, while our remaining assets were strategically located throughout the world. Our long-lived assets attributable to operations in The Netherlands were not significant at December 31, 2015, 2014, or 2013.
Significant Customers
For 2015, 2014, and 2013, revenue for a customer in our E&C and Fabrication Services operating groups was $1,646,997, $1,955,774, and $1,190,787, respectively (approximately 13%, 15%, and 11%, respectively, of our total 2015, 2014, and 2013 revenue).

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20. QUARTERLY OPERATING RESULTS (UNAUDITED)
The following table presents selected unaudited consolidated financial information on a quarterly basis for 2015 and 2014:

Quarter Ended 2015	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Revenue	$3,125,745	$3,207,113	$3,321,682	$3,274,964
Gross profit	$370,171	$383,123	$377,717	$381,305
Goodwill impairment (1)	$—	$—	$(453,100)	$—
Loss on net assets sold and intangible assets impairment (1)	$—	$—	$(707,380)	$(345,371)
Net income (loss)	$156,749	$185,888	$(725,554)	$(47,044)
Net income (loss) attributable to CB&I	$132,228	$169,515	$(740,433)	$(65,725)
Net income (loss) attributable to CB&I per share—basic	$1.22	$1.56	$(7.02)	$(0.63)
Net income (loss) attributable to CB&I per share—diluted	$1.21	$1.55	$(7.02)	$(0.63)

Quarter Ended 2014	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Revenue	$2,928,132	$3,294,379	$3,380,733	$3,371,686
Gross profit	$301,402	$381,175	$393,194	$390,638
Acquisition and integration related costs (2)	$8,067	$9,537	$4,563	$17,518
Net income	$102,746	$167,066	$183,890	$182,423
Net income attributable to CB&I	$88,951	$142,404	$161,842	$150,410
Net income attributable to CB&I per share—basic	$0.83	$1.32	$1.50	$1.39
Net income attributable to CB&I per share—diluted	$0.82	$1.31	$1.48	$1.37

(1)
For 2015, we recorded a non-cash pre-tax charge of approximately $1,505,900 (approximately $1,135,200 after-tax) related to the impairment of goodwill (approximately $453,100 recorded in the third quarter) and intangible assets (approximately $79,100 recorded in the third quarter) and a loss on net assets sold (approximately $628,300 and $345,400 recorded in the third and fourth quarters, respectively).

(2)
For 2014, integration related costs primarily related to facility consolidations, including the associated accrued future lease costs for vacated facilities and unutilized capacity, personnel relocation and severance-related costs, and systems integration costs.

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

Changes in Internal Controls Over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the fourth quarter 2015, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Management’s Report on Internal Controls at December 31, 2015 is included in Item 8.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
We have a code of ethics that applies to the CEO, the CFO and the Corporate Controller, as well as our directors and all employees. Our code of ethics can be found at our Internet website “www.cbi.com” and is incorporated herein by reference.
We submitted a Section 12(a) CEO certification to the New York Stock Exchange in 2015. Also during 2015, we filed with the Securities Exchange Commission certifications, pursuant to Rule 13A-14 of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as Exhibits 31.1 and 31.2 to this Form 10-K.
Information appearing under “Committees of Our Supervisory Board” and “Common Stock Ownership By Certain Persons and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2016 Proxy Statement is incorporated herein by reference. Additionally, information regarding our Supervisory Directors, executive officers and nominees for Supervisory Director appears under “Item 1 Election of One Member of Our Supervisory Board to Serve until 2017; “Item 2 Election of Two Members of Our Supervisory Board to Serve until 2019”; and “Common Stock Ownership By Certain Persons and Management” in the Company’s 2016 Proxy Statement and is incorporated herein by reference.
Item 11. Executive Compensation
Information appearing under “Executive Compensation Discussion and Analysis (“CD&A”),” “Committees of Our Supervisory Board,” “Executive Officer Compensation Tables,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change of Control,” “Director Compensation,” and “Risk Analysis” in the 2016 Proxy Statement is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information appearing under “Common Stock Ownership By Certain Persons and Management” in the 2016 Proxy Statement is incorporated herein by reference. In addition, disclosure regarding equity compensation plan information in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of Part II of this report is herein incorporated by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information appearing under “Corporate Governance – Certain Transactions” in the 2016 Proxy Statement is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Information appearing under “Committees of Our Supervisory Board – Audit Fees” in the 2016 Proxy Statement is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules
Financial Statements
The following Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm included under Item 8 of Part II of this report are herein incorporated by reference:
Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Operations—For the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Comprehensive Income—For the years ended December 31, 2015, 2014 and 2013
Consolidated Balance Sheets—As of December 31, 2015 and 2014
Consolidated Statements of Cash Flows—For the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Changes in Shareholders’ Equity—For the years ended December 31, 2015, 2014 and 2013
Notes to Consolidated Financial Statements
Financial Statement Schedules
All schedules have been omitted because the schedules are not applicable, the required information is not in amounts sufficient to require submission of the schedule, or the information required is shown in the Consolidated Financial Statements or notes thereto previously included under Item 8 of Part II of this report.
Quarterly financial data for the years ended December 31, 2015 and 2014 is shown in the Notes to Consolidated Financial Statements included under Item 8 of Part II of this report.
Exhibits
The Exhibit Index on page 96 and Exhibits being filed are submitted as a separate section of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2016.

Chicago Bridge & Iron Company N.V.

/s/ Philip K. Asherman
Philip K. Asherman
(Authorized Signer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 25, 2016.

Signature	Title
/s/ Philip K. Asherman	President and Chief Executive Officer
Philip K. Asherman	(Principal Executive Officer)
Supervisory Director

/s/ Michael S. Taff	Executive Vice President and Chief Financial Officer
Michael S. Taff	(Principal Financial Officer)

/s/ Westley S. Stockton	Vice President, Corporate Controller
Westley S. Stockton	and Chief Accounting Officer
(Principal Accounting Officer)

/s/ L. Richard Flury	Supervisory Director and Non-Executive Chairman
L. Richard Flury

/s/ James R. Bolch	Supervisory Director
James R. Bolch

/s/ Deborah M. Fretz	Supervisory Director
Deborah M. Fretz

/s/ W. Craig Kissel	Supervisory Director
W. Craig Kissel

/s/ Larry D. McVay	Supervisory Director
Larry D. McVay

/s/ James H. Miller	Supervisory Director
James H. Miller

/s/ Michael L. Underwood	Supervisory Director
Michael L. Underwood

/s/ Marsha C. Williams	Supervisory Director
Marsha C. Williams

Registrant’s Agent for Service in the United States

/s/ Richard E. Chandler, Jr.
Richard E. Chandler, Jr.

EXHIBIT INDEX

2.1 (9)
Share Sale and Purchase Agreement dated as of August 24, 2007 by and among ABB Holdings Inc., ABB Holdings B.V., ABB Asea Brown Boveri Ltd., Chicago Bridge & Iron Company, Chicago Bridge & Iron Company B.V. and Chicago Bridge & Iron Company N.V.

2.2 (18)	Transaction Agreement, dated as of July 30, 2012, by and among The Shaw Group, Inc., Chicago Bridge & Iron Company N.V. and Crystal Acquisition Subsidiary Inc.
2.3 (28)	Purchase Agreement, dated October 27, 2015, by and among Chicago Bridge & Iron Company N.V., CB&I Stone & Webster, Inc., WSW Acquisition Co., LLC and Westinghouse Electric Company LLC.
3 (8)	Amended Articles of Association of the Company (English translation)
10.1 (2)*	Form of Indemnification Agreement between the Company and its Supervisory and Managing Directors
10.2 (24)*	The Company’s Deferred Compensation Plan As Amended and Restated January 1, 2008
10.3 (3)*	The Company’s Excess Benefit Plan
(a) Amendments of Sections 2.13 and 4.3 of the Company's Excess Benefit Plan (7)
10.4 (2)*	Employee Benefits Agreement
10.5 (4)*	The Company’s Supervisory Board of Directors Fee Payment Plan
10.6 (4)*	The Company’s Supervisory Board of Directors Stock Purchase Plan
10.7 (10)*	The Chicago Bridge & Iron 2008 Long-Term Incentive Plan As Amended May 8, 2008
(a) 2009 Amendment to the Chicago Bridge & Iron 2008 Long-Term Incentive Plan (11)
(b) 2012 Amendment to the Chicago Bridge & Iron 2008 Long-Term Incentive Plan (17)
(c) 2015 Amendment to the Chicago Bridge & Iron 2008 Long-Term Incentive Plan (25)
10.8 (5)*	The Company’s Incentive Compensation Program
10.9 (22)*	Chicago Bridge & Iron Savings Plan as amended and restated as of January 1, 2014
10.10 (6)*	Chicago Bridge & Iron 2001 Employee Stock Purchase Plan
(a) 2009 Amendment to Chicago Bridge & Iron 2001 Employee Stock Purchase Plan (12)
10.11 (13)	Sales Agency Agreement, dated August 18, 2009, between Chicago Bridge & Iron N.V. and Calyon Securities (USA) Inc.
(a) Amendment to the Sales Agency Agreement (15)
10.12 (14)	Third Amended and Restated Credit Agreement dated July 23, 2010
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
(b) Amendment No. 2, dated as of December 31, 2014, to the Revolving Credit Agreement (24)
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
(b) Amendment No. 2, dated as of December 31, 2014, to the Term Loan Agreement (24)
(c) Amendment No. 3, dated as of July 8, 2015, to the Term Loan Agreement (26)
(d) Amendment No. 4, dated as of October 27, 2015, to the Term Loan Agreement (28)
10.15 (20)	Note Purchase and Guarantee Agreement dated December 27, 2012
(a) First Amendment, dated as of February 12, 2013, to the Note Purchase and Guarantee Agreement (28)

(b) Amendment No. 2, dated as of June 30, 2015, to the Note Purchase and Guarantee Agreement (28)
(c) Third Amendment, dated as of October 27, 2015, to the Note Purchase and Guarantee Agreement (28)
10.16 (22)	The Shaw Group Inc. 401(k) Plan as amended and restated as of January 1, 2014
10.17 (30)*	The Shaw Group Inc. 2008 Omnibus Incentive Plan
(a) First Amendment to The Shaw Group Inc. 2008 Omnibus Incentive Plan (33)
(b) Second Amendment to The Shaw Group Inc. 2008 Omnibus Incentive Plan (33)
(c) Third Amendment to The Shaw Group Inc. 2008 Omnibus Incentive Plan (23)
(d) Fourth Amendment to The Shaw Group Inc. 2008 Omnibus Incentive Plan (25)
10.18 (31)*	Form of Employee Incentive Stock Option Award under The Shaw Group Inc. 2008 Omnibus Incentive Plan
10.19 (31)*	Form of Employee Nonqualified Stock Option Award Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan
10.20 (34)*	Form of Employee Restricted Stock Unit Award Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan
10.21 (34)*	Form of Employee Cash Settled Restricted Stock Unit Award Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan
10.22 (29)	Bond Trust Deed, dated October 13, 2006, between Nuclear Energy Holdings, L.L.C. (“NEH”) and The Bank of New York, as trustee
10.23 (29)	Parent Pledge Agreement, dated October 13, 2006, between the Company and The Bank of New York
10.24 (29)	Issuer Pledge Agreement, dated October 13, 2006, between NEH and The Bank of New York
10.25 (29)	Deed of Charge, dated October 13, 2006, among NEH, The Bank of New York, as trustee, and Morgan Stanley Capital Services Inc., as swap counterparty
10.26 (29)	Transferable Irrevocable Direct Pay Letter of Credit (Principal Letter of Credit) effective October 13, 2006 of Bank of America in favor of NEH
10.27 (29)	Transferable Irrevocable Direct Pay Letter of Credit (Interest Letter of Credit) effective October 13, 2006 of Bank of America in favor of NEH
10.28 (29)	Reimbursement Agreement dated as of October 13, 2006, between The Shaw Group Inc. and Toshiba
10.29 (32)
First Lien Intercreditor Agreement Dated As Of November 29, 2010, Among Nuclear Innovation North America LLC, Nina Investments Holdings LLC, Nuclear Innovation North America Investments LLC, Nina Texas 3 Llc and Nina Texas 4 LLC, The Other Grantors Party Hereto, Toshiba America Nuclear Energy Corporation, as Toshiba Collateral Agent, and The Shaw Group Inc., As Shaw Collateral Agent

10.30 (21)
Revolving Credit Agreement, dated as of October 28, 2013, by and among Chicago Bridge & Iron Company N.V., Chicago Bridge & Iron Company (Delaware), the Other Subsidiary Borrowers, Bank of America, N.A., as Administrative Agent and BNP Paribas Securities Corp., BBVA Compass, Crédit Agricole Corporate and Investment Bank and The Royal Bank of Scotland plc, as Syndication Agents, and the lenders and other financial institutions party thereto

(a) Amendment No. 1, dated as of June 11, 2014, to the Revolving Credit Agreement (24)
(b) Amendment No. 2, dated as of December 31, 2014, to the Revolving Credit Agreement (24)
(c) Amendment No. 3, dated as of July 8, 2015, to the Revolving Credit Agreement (26)
(d) Amendment No. 4, dated as of October 27, 2015, to the Revolving Credit Agreement (28)
10.31 (26)
Amended and Restated Revolving Credit Agreement, dated as of July 8, 2015, by and among Chicago Bridge & Iron Company N.V., Chicago Bridge & Iron Company (Delaware), as the Initial Borrower, certain Subsidiaries of Chicago Bridge & Iron Company N.V. party thereto, as Designated Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the lenders party thereto, and the agents party thereto

(a) Amendment No. 1, dated as of October 27, 2015, to the Amended and Restated Revolving Credit Agreement (28)
10.32 (26)
Term Loan Agreement, dated as of July 8, 2015, by and among Chicago Bridge & Iron Company N.V., Chicago Bridge & Iron Company (Delaware), as Borrower, Bank of America, N.A., as Administrative Agent, the lenders party thereto, and the agents party thereto

(a) Amendment No. 1, dated as of October 27, 2015, to the Term Loan Agreement (28)
10.33 (27)	Note Purchase and Guarantee Agreement dated as of July 22, 2015, by and among Chicago Bridge & Iron Company N.V., Chicago Bridge & Iron Company (Delaware) and each of the purchasers party thereto

(a) First Amendment, dated as of October 27, 2015, to the Note Purchase and Guarantee Agreement (28)
10.34 (28)	Employee Matters Agreement, dated October 27, 2015, by and among Chicago Bridge & Iron Company N.V., CB&I Stone & Webster, Inc., WSW Acquisition Co., LLC and Westinghouse Electric Company LLC.
21.1 (1)	List of Significant Subsidiaries
23.1 (1)	Consent and Report of the Independent Registered Public Accounting Firm
31.1 (1)	Certification of the Company's Chief Executive Officer pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 (1)	Certification of the Company's Chief Financial Officer pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 (1)	Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 (1)	Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS (1),(35)	XBRL Instance Document
101.SCH (1),(35)	XBRL Taxonomy Extension Schema Document
101.CAL (1),(35)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (1),(35)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB (1),(35)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE (1),(35)	XBRL Taxonomy Extension Presentation Linkbase Document

Unless otherwise indicated, all exhibits incorporated by reference from prior Company filings are from filings by Chicago Bridge & Iron Company N.V. (SEC File No. 1-12815). Exhibits designated by an asterisk (*) are management contracts or compensatory plans or arrangements.

(1)	Filed herewith

(2)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (File No. 333-18065)

(3)	Incorporated by reference from the Company’s 1997 Form 10-K filed March 31, 1998

(4)	Incorporated by reference from the Company’s 1998 Form 10-Q filed November 12, 1998

(5)	Incorporated by reference from the Company’s 1999 Form 10-Q filed May 14, 1999

(6)	Incorporated by reference from Exhibit B of the Company’s 2001 Definitive Proxy Statement filed April 10, 2001

(7)	Incorporated by reference from the Company’s 2004 Form 10-Q filed August 9, 2004

(8)	Incorporated by reference from the Company’s 2005 Form 10-Q filed August 8, 2005

(9)	Incorporated by reference from the Company’s 2007 Form 8-K filed August 30, 2007

(10)	Incorporated by reference from Annex B of the Company’s 2008 Definitive Proxy Statement filed April 8, 2008

(11)	Incorporated by reference from Annex B of the Company’s 2009 Definitive Proxy Statement filed March 25, 2009

(12)	Incorporated by reference from Annex D of the Company’s 2009 Definitive Proxy Statement filed March 25, 2009

(13)	Incorporated by reference from the Company’s 2009 Form 8-K filed August 18, 2009

(14)	Incorporated by reference from the Company’s 2010 Form 10-Q filed July 27, 2010

(15)	Incorporated by reference from the Company’s 2011 Form 10-Q filed July 22, 2011

(16)	Incorporated by reference from the Company’s 2011 Form 10-Q filed October 26, 2011

(17)	Incorporated by reference from Annex A of the Company's 2012 Definitive Proxy Statement filed March 22, 2012

(18)	Incorporated by reference from the Company’s 2012 Form 8-K filed August 1, 2012

(19)	Incorporated by reference from the Company’s 2012 Form 8-K filed December 28, 2012

(20)	Incorporated by reference from the Company’s 2012 Form 8-K filed January 4, 2013

(21)	Incorporated by reference from the Company’s 2013 Form 10-Q filed October 30, 2013

(22)	Incorporated by reference from the Company's 2013 Form 10-K filed February 27, 2014

(23)	Incorporated by reference from the Company's 2014 Form 10-Q filed April 23, 2014

(24)	Incorporated by reference from the Company's 2014 Form 10-K filed February 25, 2015

(25)	Incorporated by reference from the Company's 2015 Form 10-Q filed April 24, 2015

(26)	Incorporated by reference from the Company's 2015 Form 8-K filed July 14, 2015

(27)	Incorporated by reference from the Company's 2015 Form 10-Q filed July 24, 2015

(28)	Incorporated by reference from the Company's 2015 Form 8-K filed October 28, 2015

(29)	Incorporated by reference from The Shaw Group Inc.’s Form 8-K filed October 18, 2006

(30)	Incorporated by reference from The Shaw Group Inc.’s Form 10-Q filed April 9, 2009

(31)	Incorporated by reference from The Shaw Group Inc.’s Form 10-Q filed January 6, 2010

(32)	Incorporated by reference from The Shaw Group Inc.’s Form 10-Q filed January 6, 2011

(33)	Incorporated by reference from The Shaw Group Inc.’s Form 8-K filed January 20, 2011

(34)	Incorporated by reference from The Shaw Group Inc.’s Form 10-K filed October 19, 2012

(35)
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013, (iii) the Consolidated Balance Sheets as of December 31, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013 (v) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013, and (vi) the Notes to Consolidated Financial Statements.