Form 10-Q
period 2016-03-31
CHICAGO BRIDGE & IRON CO N V
filed 2016-04-21
CIK 1027884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
☐  Yes    ☒  No
The number of shares outstanding of the registrant’s common stock as of April 15, 2016 – 105,274,916

CHICAGO BRIDGE & IRON COMPANY N.V.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
Revenue	$2,667,733	$3,125,745
Cost of revenue	2,380,128	2,755,574
Gross profit	287,605	370,171
Selling and administrative expense	92,597	109,101
Intangibles amortization	11,277	15,652
Equity earnings	(3,990)	(4,202)
Other operating (income) expense, net	(219)	2,822
Income from operations	187,940	246,798
Interest expense	(25,898)	(22,286)
Interest income	2,489	2,048
Income before taxes	164,531	226,560
Income tax expense	(44,569)	(69,811)
Net income	119,962	156,749
Less: Net income attributable to noncontrolling interests	(13,037)	(24,521)
Net income attributable to CB&I	$106,925	$132,228
Net income attributable to CB&I per share:
Basic	$1.02	$1.22
Diluted	$1.01	$1.21
Weighted average shares outstanding:
Basic	104,803	108,197
Diluted	105,785	109,261
Cash dividends on shares:
Amount	$7,359	$7,597
Per share	$0.07	$0.07
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
Net income	$119,962	$156,749
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	22,692	(60,434)
Change in unrealized fair value of cash flow hedges	1,303	(724)
Change in unrecognized prior service pension credits/costs	27	(536)
Change in unrecognized actuarial pension gains/losses	(2,153)	14,618
Comprehensive income	141,831	109,673
Net income attributable to noncontrolling interests	(13,037)	(24,521)
Change in cumulative translation adjustment attributable to noncontrolling interests	(1,257)	1,338
Comprehensive income attributable to CB&I	$127,537	$86,490
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and cash equivalents ($490,374 and $410,989 related to variable interest entities ("VIEs"))	$641,485	$550,221
Accounts receivable, net ($314,349 and $334,232 related to VIEs)	1,388,424	1,331,217
Inventory	262,181	289,658
Costs and estimated earnings in excess of billings ($77,529 and $28,130 related to VIEs)	848,608	688,314
Other current assets ($419,727 and $372,523 related to VIEs)	547,332	507,889
Total current assets	3,688,030	3,367,299
Equity investments	137,895	136,845
Property and equipment, net ($18,550 and $19,040 related to VIEs)	593,064	604,043
Goodwill	3,718,949	3,711,506
Other intangibles, net	400,902	410,949
Deferred income taxes	603,791	633,627
Other non-current assets	338,072	327,791
Total assets	$9,480,703	$9,192,060
Liabilities
Revolving facility and other short-term borrowings	$570,300	$653,000
Current maturities of long-term debt, net	410,371	147,871
Accounts payable ($350,384 and $405,853 related to VIEs)	1,074,324	1,162,077
Billings in excess of costs and estimated earnings ($1,013,196 and $846,180 related to VIEs)	2,152,766	1,934,111
Other current liabilities	1,106,649	959,889
Total current liabilities	5,314,410	4,856,948
Long-term debt, net	1,492,365	1,791,832
Deferred income taxes	14,777	10,239
Other non-current liabilities	373,817	369,451
Total liabilities	7,195,369	7,028,470
Shareholders’ Equity
Common stock, Euro .01 par value; shares authorized: 250,000; shares issued: 108,857 and 108,857; shares outstanding: 105,124 and 104,427	1,288	1,288
Additional paid-in capital	770,856	800,641
Retained earnings	1,812,074	1,712,508
Treasury stock, at cost: 3,733 and 4,430 shares	(171,349)	(206,407)
Accumulated other comprehensive loss	(273,428)	(294,040)
Total CB&I shareholders’ equity	2,139,441	2,013,990
Noncontrolling interests	145,893	149,600
Total shareholders’ equity	2,285,334	2,163,590
Total liabilities and shareholders’ equity	$9,480,703	$9,192,060
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
Cash Flows from Operating Activities
Net income	$119,962	$156,749
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	31,801	44,309
Deferred income taxes	30,457	51,063
Stock-based compensation expense	14,532	31,193
Other operating (income) expense, net	(219)	2,822
Unrealized loss on foreign currency hedges	1,578	5,103
Excess tax benefits from stock-based compensation	(34)	(202)
Changes in operating assets and liabilities:
Increase in receivables, net	(57,207)	(41,175)
Change in contracts in progress, net	58,361	(330,345)
Decrease in inventory	27,477	2,803
Decrease in accounts payable	(87,753)	(230,152)
Increase in other current and non-current assets	(13,305)	(4,382)
Increase (decrease) in other current and non-current liabilities	8,944	(18,090)
Decrease in equity investments	2,158	12,605
Change in other, net	5,098	27,828
Net cash provided by (used in) operating activities	141,850	(289,871)
Cash Flows from Investing Activities
Capital expenditures	(11,180)	(8,978)
Advances with partners of proportionately consolidated ventures, net	(25,787)	(27,800)
Proceeds from sale of property and equipment	4,331	1,413
Other, net	(14,863)	(21,514)
Net cash used in investing activities	(47,499)	(56,879)
Cash Flows from Financing Activities
Revolving facility and other short-term (repayments) borrowings, net	(82,700)	465,999
Advances with equity method and proportionately consolidated ventures, net	137,219	(9,700)
Repayments on long-term debt	(37,500)	(26,481)
Excess tax benefits from stock-based compensation	34	202
Purchase of treasury stock	(7,562)	(13,461)
Issuance of stock	4,477	5,074
Dividends paid	(7,359)	(7,597)
Distributions to noncontrolling interests	(18,001)	(10,627)
Net cash (used in) provided by financing activities	(11,392)	403,409
Effect of exchange rate changes on cash and cash equivalents	8,305	(60,965)
Increase (decrease) in cash and cash equivalents	91,264	(4,306)
Cash and cash equivalents, beginning of the year	550,221	351,323
Cash and cash equivalents, end of the period	$641,485	$347,017

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except per share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Non - controlling Interests	Total Shareholders’ Equity
	Shares	Amount			Shares	Amount
	(Unaudited)
Balance at December 31, 2015	104,427	$1,288	$800,641	$1,712,508	4,430	$(206,407)	$(294,040)	$149,600	$2,163,590
Net income	—	—	—	106,925	—	—	—	13,037	119,962
Change in cumulative translation adjustment, net	—	—	—	—	—	—	21,435	1,257	22,692
Change in unrealized fair value of cash flow hedges, net	—	—	—	—	—	—	1,303	—	1,303
Change in unrecognized prior service pension credits/costs, net	—	—	—	—	—	—	27	—	27
Change in unrecognized actuarial pension gains/losses, net	—	—	—	—	—	—	(2,153)	—	(2,153)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(18,001)	(18,001)
Dividends paid ($0.07 per share)	—	—	—	(7,359)	—	—	—	—	(7,359)
Stock-based compensation expense	—	—	14,532	—	—	—	—	—	14,532
Purchase of treasury stock	(226)	—	—	—	226	(7,562)	—	—	(7,562)
Issuance of stock	923	—	(44,317)	—	(923)	42,620	—	—	(1,697)
Balance at March 31, 2016	105,124	$1,288	$770,856	$1,812,074	3,733	$(171,349)	$(273,428)	$145,893	$2,285,334

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Non - controlling Interests	Total Shareholders’ Equity
	Shares	Amount			Shares	Amount
	(Unaudited)
Balance at December 31, 2014	107,806	$1,283	$776,864	$2,246,770	601	$(24,428)	$(262,397)	$138,211	$2,876,303
Net income	—	—	—	132,228	—	—	—	24,521	156,749
Change in cumulative translation adjustment, net	—	—	—	—	—	—	(59,096)	(1,338)	(60,434)
Change in unrealized fair value of cash flow hedges, net	—	—	—	—	—	—	(724)	—	(724)
Change in unrecognized prior service pension credits/costs, net	—	—	—	—	—	—	(536)	—	(536)
Change in unrecognized actuarial pension gains/losses, net	—	—	—	—	—	—	14,618	—	14,618
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(10,627)	(10,627)
Dividends paid ($0.07 per share)	—	—	—	(7,597)	—	—	—	—	(7,597)
Stock-based compensation expense	—	—	31,193	—	—	—	—	—	31,193
Issuance to treasury stock	—	2	8,164	—	200	(8,166)	—	—	—
Purchase of treasury stock	(330)	—	—	—	330	(13,461)	—	—	(13,461)
Issuance of stock	1,075	—	(43,064)	—	(1,075)	43,586	—	—	522
Balance at March 31, 2015	108,551	$1,285	$773,157	$2,371,401	56	$(2,469)	$(308,135)	$150,767	$2,986,006

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
($ and share values in thousands, except per share data)
(Unaudited)
1. ORGANIZATION AND NATURE OF OPERATIONS
Organization and Nature of Operations—Founded in 1889, Chicago Bridge & Iron Company N.V. (“CB&I” or the “Company”) provides a wide range of services, including conceptual design, technology, engineering, procurement, fabrication, modularization, construction, commissioning, maintenance, program management and environmental services to customers in the energy infrastructure market throughout the world, and is a provider of diversified government services. Our business is aligned into four operating groups, which represent our reportable segments: (1) Engineering & Construction; (2) Fabrication Services; (3) Technology; and (4) Capital Services. See Note 15 for a discussion of our operating groups and related financial information.
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
Basis of Presentation—We believe these Financial Statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our results of operations for the three months ended March 31, 2016 and 2015, our financial position as of March 31, 2016 and our cash flows for the three months ended March 31, 2016 and 2015. The December 31, 2015 Condensed Consolidated Balance Sheet was derived from our December 31, 2015 audited Consolidated Balance Sheet, adjusted to conform to our current year presentation.
We believe the disclosures accompanying these Financial Statements are adequate to make the information presented not misleading. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC for interim reporting periods. The results of operations and cash flows for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying Financial Statements should be read in conjunction with our Consolidated Financial Statements and notes thereto included in our 2015 Annual Report on Form 10-K (“2015 Annual Report”).
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
Revenue Recognition—Our revenue is primarily derived from long-term contracts and is generally recognized using the percentage of completion (“POC”) method, primarily based on the percentage that actual costs-to-date bear to total estimated costs to complete each contract. We follow the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Revenue Recognition Topic 605-35 for accounting policies relating to our use of the POC method, estimating costs, and revenue recognition, including the recognition of incentive fees, unapproved change orders and claims, and combining and segmenting contracts. We primarily utilize the cost-to-cost approach to estimate POC as we believe this method is less subjective than relying on assessments of physical progress. Under the cost-to-cost approach, the use of estimated costs to complete each contract is a significant variable in the process of determining recognized revenue and is a significant factor in the accounting for contracts. Significant estimates that impact the cost to complete each contract are costs of engineering, materials, components, equipment, labor and subcontracts; labor productivity; schedule durations, including subcontractor or supplier progress; liquidated damages; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts in progress. Due

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the various estimates inherent in our contract accounting, actual results could differ from those estimates. Backlog for each of our operating groups generally consists of several hundred contracts, and our results may be impacted by changes in estimated project margins. For the three months ended March 31, 2016 and 2015, individual projects with significant changes in estimated margins did not have a material net impact on our income from operations.
Our long-term contracts are awarded on a competitively bid and negotiated basis and the timing of revenue recognition may be impacted by the terms of such contracts. We use a range of contracting options, including cost-reimbursable, fixed-price and hybrid, which has both cost-reimbursable and fixed-price characteristics. Fixed-price contracts, and hybrid contracts with a more significant fixed-price component, tend to provide us with greater control over project schedule and the timing of when work is performed and costs are incurred, and accordingly, when revenue is recognized. Cost-reimbursable contracts, and hybrid contracts with a more significant cost-reimbursable component, generally provide our customers with greater influence over the timing of when we perform our work, and accordingly, such contracts often result in less predictability with respect to the timing of revenue recognition. Contract revenue for our long-term contracts recognized under the POC method reflects the original contract price adjusted for approved change orders and estimated recoveries for incentive fees, unapproved change orders and claims. We recognize revenue associated with incentive fees when the value can be reliably estimated and recovery is probable. We recognize revenue associated with unapproved change orders and claims to the extent the related costs have been incurred, the value can be reliably estimated and recovery is probable. Our recorded incentive fees, unapproved change orders and claims reflect our best estimate of recovery amounts; however, the ultimate resolution and amounts received could differ from these estimates. See Note 14 for additional discussion of our recorded unapproved change orders, claims and incentives.
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
Cost of revenue for our long-term contracts includes direct contract costs, such as materials and labor, and indirect costs that are attributable to contract activity. The timing of when we bill our customers is generally dependent upon advance billing terms, milestone billings based on the completion of certain phases of the work, or when services are provided. Projects with costs and estimated earnings recognized to date in excess of cumulative billings is reported on the Condensed Consolidated Balance Sheet (“Balance Sheet”) as costs and estimated earnings in excess of billings. Projects with cumulative billings in excess of costs and estimated earnings recognized to date is reported on the Balance Sheet as billings in excess of costs and estimated earnings. The net balances on our Balance Sheet are collectively referred to as Contracts in Progress, net and the components of these balances at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016		December 31, 2015
	Asset	Liability	Asset	Liability
Costs and estimated earnings on contracts in progress	$20,986,898	$16,042,759	$14,853,683	$21,942,765
Billings on contracts in progress	(20,138,290)	(18,195,525)	(14,165,369)	(23,876,876)
Contracts in Progress, net	$848,608	$(2,152,766)	$688,314	$(1,934,111)
Any uncollected billed amounts, including contract retentions, are reported as accounts receivable. At March 31, 2016 and December 31, 2015, accounts receivable included contract retentions of approximately $59,000 and $62,900, respectively. Contract retentions due beyond one year were not material at March 31, 2016 or December 31, 2015.
Revenue for our service contracts that do not satisfy the criteria for revenue recognition under the POC method is recorded at the time services are performed. Revenue associated with incentive fees for these contracts is recognized when earned. Unbilled receivables for our service contracts are recorded within accounts receivable and were approximately $87,900 and $71,600 at March 31, 2016 and December 31, 2015, respectively.

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
Our billed and unbilled revenue may be exposed to potential credit risk if our customers should encounter financial difficulties, and we maintain reserves for specifically-identified potential uncollectible receivables. At March 31, 2016 and December 31, 2015, our allowances for doubtful accounts were not material.
Other Operating (Income) Expense, Net—Other operating (income) expense, net generally represents (gains) losses associated with the sale or disposition of property and equipment. For the three months ended March 31, 2015, other operating (income) expense, net also included a gain of approximately $7,500 related to the contribution of a technology to our unconsolidated Chevron-Lummus Global (“CLG”) joint venture and a foreign exchange loss of approximately $11,000 associated with the re-measurement of certain non-U.S. Dollar denominated net assets.
Recoverability of Goodwill—Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually at a reporting unit level, absent any indicators of impairment or when other actions require an impairment assessment (such as a change in reporting units). We perform our annual impairment assessment during the fourth quarter of each year based upon balances as of October 1. We identify a potential impairment by comparing the fair value of the applicable reporting unit to its net book value, including goodwill. If the net book value exceeds the fair value of the reporting unit, an indication of potential impairment exists, and we measure the impairment by comparing the carrying value of the reporting unit’s goodwill to its implied fair value. To determine the fair value of our reporting units and test for impairment, we utilize an income approach (discounted cash flow method) as we believe this is the most direct approach to incorporate the specific economic attributes and risk profiles of our reporting units into our valuation model. This is consistent with the methodology used to determine the fair value of our reporting units in previous years. We generally do not utilize a market approach given the lack of relevant information generated by market transactions involving comparable businesses. See Note 6 for additional discussion of our goodwill.
Recoverability of Other Long-Lived Assets—We amortize our finite-lived intangible assets on a straight-line basis with lives ranging from 4 to 20 years, absent any indicators of impairment. We review tangible assets and finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, the estimated future cash flow associated with the asset or asset group will be compared to the asset’s carrying amount to determine if an impairment exists. See Note 6 for additional discussion of our intangible assets.
Earnings Per Share (“EPS”)—Basic EPS is calculated by dividing net income attributable to CB&I by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of dilutive securities, consisting of restricted shares, performance based shares (where performance criteria have been met), stock options and directors’ deferred-fee shares. See Note 3 for calculations associated with basic and diluted EPS.
Cash Equivalents—Cash equivalents are considered to be highly liquid securities with original maturities of three months or less.
Inventory—Inventory is recorded at the lower of cost or market and cost is determined using the first-in-first-out or weighted-average cost method. The cost of inventory includes acquisition costs, production or conversion costs, and other costs incurred to bring the inventory to a current location and condition. An allowance for excess or inactive inventory is recorded based upon an analysis that considers current inventory levels, historical usage patterns, estimates of future sales expectations and salvage value. See Note 5 for additional discussion of our inventory.
Foreign Currency—The nature of our business activities involves the management of various financial and market risks, including those related to changes in foreign currency exchange rates. The effects of translating financial statements of foreign operations into our reporting currency are recognized as a cumulative translation adjustment in accumulated other comprehensive income (loss) (“AOCI”) which is net of tax, where applicable. With the exception of a foreign exchange loss of approximately $11,000 included within other operating (income) expense, net related to the re-measurement of certain non-U.S. Dollar denominated net assets during the three months ended March 31, 2015, foreign currency transactional and re-measurement exchange gains (losses) are included within cost of revenue and were not material for the three months ended March 31, 2016 and 2015.

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

•
Interest Rate Derivatives—At March 31, 2016, we continued to utilize a swap arrangement to hedge against interest rate variability associated with $347,188 of our outstanding $412,500 unsecured term loan (the “Term Loan”). The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Loan at inception and through March 31, 2016. Accordingly, changes in the fair value of the swap arrangement are included in AOCI until the associated underlying exposure impacts our earnings.

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

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

If at any time a venture qualifies as a VIE, we perform a qualitative assessment to determine whether we are the primary beneficiary of the VIE and, therefore, need to consolidate the VIE. We are the primary beneficiary if we have (1) the power to direct the economically significant activities of the VIE and (2) the right to receive benefits from, and obligation to absorb losses of, the VIE. If the venture is a VIE and we are the primary beneficiary, or we otherwise have the ability to control the venture, we consolidate the venture. If we are not determined to be the primary beneficiary of the VIE, or only have the ability to significantly influence, rather than control the venture, we do not consolidate the venture. We account for unconsolidated ventures using proportionate consolidation for both the Balance Sheet and Condensed Consolidated Statement of Operations (“Statement of Operations”) when we meet the applicable accounting criteria to do so and utilize the equity method otherwise. See Note 7 for additional discussion of our material partnering arrangements.
New Accounting Standards—In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, which provides a single comprehensive accounting standard for revenue recognition for contracts with customers and supersedes current industry-specific guidance, including ASC 605-35. The new standard prescribes a five-step revenue recognition model that focuses on transfer of control and entitlement to consideration in determining the amount of revenue to be recognized. The guidance also significantly expands qualitative and quantitative disclosure requirements regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The standard is effective for us in the first quarter 2018, although early adoption is permitted in the first quarter 2017. We will adopt the standard, including any updates to the standard, in the first quarter 2018. Our adoption will result in retrospective application, either in the form of recasting all prior periods presented or a cumulative adjustment to equity in the period of adoption. We are assessing the potential impact of the new standard on our Financial Statements.
In February 2015, the FASB issued ASU 2015-02, which amends existing consolidation requirements in ASC 810 associated with: (1) determining the consolidation model and assessing control for limited partnerships and similar entities; (2) determining when fees paid to decision makers or service providers are variable interests; and (3) evaluating interests held by de facto agents or related parties of the reporting entity. We adopted the standard upon its effective date in the first quarter 2016. Our adoption did not have a material impact on our consolidated financial position, results of operations, or cash flows.
In April 2015, the FASB issued ASU 2015-03, which requires presentation of debt issuance costs as a direct deduction from the related debt liability rather than as an asset, as presented under previous guidance. We adopted the standard upon its effective date in the first quarter 2016. Our adoption resulted in the reclassification of deferred debt issuance costs from other current assets and other non-current assets of approximately $2,129 and $8,168, respectively, to current maturities of long term debt and long term debt, respectively, in our December 31, 2015 Balance Sheet.
In February 2016, the FASB issued ASU 2016-02, which requires the recognition of a right-of-use asset and a lease liability for most lease arrangements with a term greater than one year, and increases qualitative and quantitative disclosures regarding leasing transactions. The standard is effective for us in the first quarter 2019, although early adoption is permitted. Transition requires application of the new guidance at the beginning of the earliest comparative balance sheet period presented utilizing a modified retrospective approach. We are assessing the potential impact of the new standard on our Financial Statements.
In March 2016, the FASB issued ASU 2016-09, which modifies the accounting for excess tax benefits and tax deficiencies associated with share-based payments, and amends the associated cash flow presentation. ASU 2016-09 eliminates the requirement to recognize excess tax benefits in additional paid-in capital (“APIC”), and the requirement to evaluate tax deficiencies for APIC or income tax expense classification, and provides for these benefits or deficiencies to be recorded as an income tax expense or benefit in the income statement. Additionally, tax benefits of dividends on share-based payment awards will also be reflected as an income tax expense or benefit in the income statement. With these changes, tax-related cash flows resulting from share-based payments will be classified as operating activities as opposed to financing, as currently presented. The standard is effective for us in the first quarter 2017, although early adoption is permitted. We are assessing the potential impact of the new standard on our Financial Statements.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. EARNINGS PER SHARE
A reconciliation of weighted average basic shares outstanding to weighted average diluted shares outstanding and the computation of basic and diluted EPS are as follows:

	Three Months Ended March 31,
	2016	2015
Net income attributable to CB&I	$106,925	$132,228
Weighted average shares outstanding—basic	104,803	108,197
Effect of restricted shares/performance based shares/stock options (1)	969	1,054
Effect of directors’ deferred-fee shares	13	10
Weighted average shares outstanding—diluted	105,785	109,261
Net income attributable to CB&I per share:
Basic	$1.02	$1.22
Diluted	$1.01	$1.21

(1)	Antidilutive shares excluded from diluted EPS were not material for the three months ended March 31, 2016 or 2015.
4. DISPOSITION OF NUCLEAR OPERATIONS
As more fully described in our 2015 Annual Report, on December 31, 2015 we completed the sale of our nuclear power construction business (the “Nuclear Operations”), previously included within our Engineering & Construction operating group, to Westinghouse Electric Company LLC (“WEC”) for transaction consideration of approximately $161,000, which will be received upon WEC’s substantial completion of certain acquired contracts. The present value of the estimated consideration was approximately $145,000 at March 31, 2016, and is recorded within other non-current assets on our Balance Sheet. The imputed interest on the estimated consideration is included within interest income on our Statement of Operations.
Supplemental unaudited revenue and pre-tax income of our former Nuclear Operations is as follows:

Three Months Ended March 31, 2015
Revenue	$488,259
Pre-tax income	$45,600
5. INVENTORY
The components of inventory at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016	December 31, 2015
Raw materials	$116,723	$142,170
Work in process	57,446	58,884
Finished goods	88,012	88,604
Total	$262,181	$289,658

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. GOODWILL AND OTHER INTANGIBLES
Goodwill—At March 31, 2016 and December 31, 2015, our goodwill balances were $3,718,949 and $3,711,506, respectively, attributable to the excess of the purchase price over the fair value of net assets acquired in connection with our acquisitions. The change in goodwill for the three months ended March 31, 2016 was as follows:

Total (1)
Balance at December 31, 2015	$3,711,506
Foreign currency translation and other	8,284
Amortization of tax goodwill in excess of book goodwill	(841)
Balance at March 31, 2016	$3,718,949

(1)	At March 31, 2016, we had $453,100 of accumulated impairment losses, which were recorded during the three months ended September 30, 2015 related to the sale of our Nuclear Operations.
At March 31, 2016 and December 31, 2015, we had the following seven reporting units within our four operating groups:

•	Engineering & Construction—Our Engineering & Construction operating group represents a reporting unit.

•	Fabrication Services—Our Fabrication Services operating group includes three reporting units: Steel Plate Structures, Fabrication & Manufacturing and Engineered Products.

•	Technology—Our Technology operating group represents a reporting unit.

•	Capital Services—Our Capital Services operating group includes two reporting units: Facilities & Plant Services and Federal Services.
During the three months ended December 31, 2015, we performed a quantitative assessment of goodwill for each of the aforementioned reporting units. Based upon these quantitative assessments, the fair value of each of our reporting units exceeded their respective net book values, and accordingly, no impairment charge was necessary as a result of our impairment assessments. During the three months ended March 31, 2016, no indicators of goodwill impairment were identified for any of our reporting units. If, based on future assessments our goodwill is deemed to be impaired, the impairment would result in a charge to earnings in the period of impairment. There can be no assurance that future goodwill impairment tests will not result in charges to earnings.
Other Intangible Assets—The following table provides a summary of our acquired finite-lived intangible assets at March 31, 2016 and December 31, 2015, including weighted-average useful lives for each major intangible asset class and in total:

		March 31, 2016		December 31, 2015
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Backlog and customer relationships (1)	18 Years	$261,586	$(52,173)	$281,072	$(66,666)
Process technologies	15 Years	273,610	(121,483)	271,028	(115,608)
Tradenames	10 Years	64,925	(25,563)	64,790	(23,667)
Total (2)	16 Years	$600,121	$(199,219)	$616,890	$(205,941)

(1)
Backlog and customer relationships intangibles totaling approximately $19,500 became fully amortized during the three months ended March 31, 2016 and were therefore removed from the March 31, 2016 gross carrying and accumulated amortization balances above.

(2)	The remaining decrease in other intangibles, net during the three months ended March 31, 2016 primarily related to amortization expense of $11,277.

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

The following table presents summarized balance sheet information for our share of our proportionately consolidated VIEs:

	March 31, 2016	December 31, 2015
CB&I/Zachry
Current assets (1)	$346,935	$298,916
Non-current assets	5,103	6,689
Total assets	$352,038	$305,605
Current liabilities (1)	$497,460	$454,943
CB&I/Zachry/Chiyoda
Current assets (1)	$97,265	$84,696
Current liabilities (1)	$95,579	$86,124
CB&I/Chiyoda
Current assets (1)	$471,602	$424,781
Current liabilities (1)	$433,029	$433,526

(1)
Our venture arrangements allow for excess working capital of the ventures to be advanced to the venture partners. Such advances are returned to the venture for working capital needs as necessary. Accordingly, at a reporting period end a venture may have advances to its partners which are reflected as an advance receivable within current assets of the venture. At March 31, 2016 and December 31, 2015, other current assets on the Balance Sheet included approximately $350,800 and $325,000, respectively, related to our proportionate share of advances from the ventures to our venture partners, and other current liabilities included approximately $356,800 and $334,900, respectively, related to advances to CB&I from the ventures.

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

•
NetPower LLC (“NetPower”)—We have a venture with Exelon and 8 Rivers Capital (CB&I—33.3% / Exelon—33.3% / 8 Rivers Capital—33.3%), which was formed for the purpose of developing, commercializing and monetizing a new natural gas power generation system that recovers essentially all the carbon dioxide produced during combustion. NetPower is building a first-of-its-kind demonstration plant which is being funded by contributions and services from the venture partners and other parties. We have determined the venture to be a VIE; however, we do not

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effectively control NetPower and therefore do not consolidate it. Our cash commitment for NetPower totals $47,300 and at March 31, 2016, we had made cumulative investments of approximately $19,900.

•
CB&I/CTCI—We have a venture with CTCI Corporation (“CTCI”) (CB&I—50% / CTIC—50%) to perform EPC work for a liquids ethylene cracker and associated units in Sohar, Oman. We have determined the venture to be a VIE; however, we do not effectively control CB&I/CTCI and therefore do not consolidate it. Our proportionate share of the venture project value is approximately $1,400,000. Our venture arrangement allows for excess working capital of the venture to be advanced to the venture partners. Such advances are returned to the venture for working capital needs as necessary. At March 31, 2016, other current liabilities included approximately $115,300 related to advances to CB&I from the venture.

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

The following table presents summarized balance sheet information for our consolidated VIEs:

	March 31, 2016	December 31, 2015
CB&I/Kentz
Current assets	$218,156	$214,291
Current liabilities	$267,654	$191,471
CB&I/AREVA
Current assets	$64,068	$24,269
Current liabilities	$59,217	$65,674
All Other (1)
Current assets	$111,409	$112,532
Non-current assets	18,724	19,253
Total assets	$130,133	$131,785
Current liabilities	$23,264	$32,001

(1)	Other ventures that we consolidate are not individually material to our financial results and are therefore aggregated as “All Other”.
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

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. DEBT
Our outstanding debt at March 31, 2016 and December 31, 2015 was as follows:

	March 31, 2016	December 31, 2015
Current
Revolving facility and other short-term borrowings	$570,300	$653,000

Current maturities of long-term debt	412,500	150,000
Less: unamortized debt issuance costs	(2,129)	(2,129)
Current maturities of long-term debt, net of unamortized debt issuance costs	410,371	147,871
Current debt, net of unamortized debt issuance costs	$980,671	$800,871
Long-Term
Term Loan: $1,000,000 term loan (interest at LIBOR plus an applicable floating margin)	$412,500	$450,000
Second Term Loan: $500,000 term loan (interest at LIBOR plus an applicable floating margin)	500,000	500,000
Senior Notes: $800,000 senior notes, series A-D (fixed interest ranging from 4.15% to 5.30%)	800,000	800,000
Second Senior Notes: $200,000 senior notes (fixed interest of 4.53%)	200,000	200,000
Less: unamortized debt issuance costs	(7,635)	(8,168)
Less: current maturities of long-term debt	(412,500)	(150,000)
Long-term debt, net of unamortized debt issuance costs	$1,492,365	$1,791,832
Committed Facilities—We have a five-year, $1,350,000, committed and unsecured revolving facility (the “Revolving Facility”) with Bank of America N.A. (“BofA”), as administrative agent, and BNP Paribas Securities Corp., BBVA Compass, Credit Agricole Corporate and Investment Bank (“Credit Agricole”) and TD Securities, each as syndication agents, which expires in October 2018. The Revolving Facility has a $270,000 financial letter of credit sublimit and certain financial and restrictive covenants, including a maximum leverage ratio of 3.25, a minimum fixed charge coverage ratio of 1.75, and a minimum net worth level calculated as $1,613,851 at March 31, 2016. The Revolving Facility also includes customary restrictions regarding subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, and mergers and acquisitions, and includes a trailing twelve-month limitation of $250,000 for dividend payments and share repurchases if our leverage ratio exceeds 1.50 (unlimited if our leverage ratio is equal to or below 1.50), among other restrictions. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. The interest, commitment fee, and letter of credit fee percentages are based upon our quarterly leverage ratio. In the event we borrow funds under the facility, interest is assessed at either prime plus an applicable floating margin (3.50% and 0.75%, respectively at March 31, 2016), or LIBOR plus an applicable floating margin (0.43% and 1.75%, respectively at March 31, 2016). At March 31, 2016, we had $150,000 outstanding borrowings under the facility and $82,018 of outstanding letters of credit under the facility (none of which were financial letters of credit), providing $1,117,982 of available capacity. During the three months ended March 31, 2016, our weighted average interest rate on borrowings under the facility was approximately 2.2%, inclusive of the applicable floating margin.
We have a five-year, $800,000, committed and unsecured revolving credit facility (the “Second Revolving Facility”) with BofA, as administrative agent, and BNP Paribas Securities Corp., BBVA Compass, Credit Agricole and Bank of Tokyo Mitsubishi UFJ, each as syndication agents, which expires in July 2020. The Second Revolving Facility supplements our Revolving Facility, has a $50,000 financial letter of credit sublimit and has financial and restrictive covenants similar to those noted above for the Revolving Facility. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. The interest, commitment fee, and letter of credit fee percentages are based upon our quarterly leverage ratio. In the event we borrow funds under the facility, interest is assessed at either prime plus an applicable floating margin (3.50% and 0.75%, respectively at March 31, 2016), or LIBOR plus an applicable floating margin (0.43% and 1.75%, respectively at March 31, 2016). At March 31, 2016, we had $57,300 of outstanding borrowings and $15,406 of outstanding letters of credit under the facility (including $3,141 of financial letters of credit), providing $727,294 of available capacity. During the three months ended March 31, 2016, our weighted average interest rate on borrowings under the facility was approximately 4.3%, inclusive of the applicable floating margin.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Uncommitted Facilities—We also have various short-term, uncommitted letter of credit and borrowing facilities (the “Uncommitted Facilities”) across several geographic regions of approximately $4,275,517, of which $463,000 may be utilized for borrowings. At March 31, 2016, we had $363,000 of outstanding borrowings and $1,633,092 of outstanding letters of credit under these facilities, providing $2,279,425 of available capacity, of which $100,000 may be utilized for borrowings. During the three months ended March 31, 2016, our weighted average interest rate on borrowings under the facility was approximately 1.3%.
Term Loans—At March 31, 2016, we had $412,500 outstanding on a four-year, $1,000,000 unsecured term loan (the “Term Loan”) with BofA as administrative agent. Interest and principal under the Term Loan is payable quarterly in arrears and bears interest at LIBOR plus an applicable floating margin (0.43% and 1.75%, respectively at March 31, 2016). However, we continue to utilize an interest rate swap to hedge against $347,188 of the outstanding $412,500 Term Loan, which resulted in a weighted average interest rate of approximately 2.3% during the three months ended March 31, 2016, inclusive of the applicable floating margin. Future annual maturities for the Term Loan are $112,500 and $300,000 for the remainder of 2016 and 2017, respectively. The Term Loan includes financial and restrictive covenants similar to those noted above for the Revolving Facility.
At March 31, 2016, we had a $500,000 outstanding five-year unsecured term loan (the “Second Term Loan”). Interest and principal under the Second Term Loan is payable quarterly in arrears beginning in June 2017 and bears interest at LIBOR plus an applicable floating margin (rates are equivalent to the Term Loan). During the three months ended March 31, 2016, our weighted average interest rate on the Second Term was approximately 2.2%, inclusive of the applicable floating margin. Future annual maturities for the Second Term Loan are $56,250, $75,000, $75,000 and $293,750 for 2017, 2018, 2019, and 2020, respectively. The Second Term Loan has financial and restrictive covenants similar to those noted above for the Revolving Facility.
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
We have senior notes totaling $200,000 (the “Second Senior Notes”), with BofA as administrative agent. Interest is due semi-annually at a fixed rate of 4.53%, with principal of $200,000 due in July 2025. The Second Senior Notes have financial and restrictive covenants similar to those noted above for the Revolving Facility.
Compliance and Other—During the three months ended March 31, 2016, maximum outstanding borrowings under our revolving credit and other facilities were approximately $1,258,000. In addition to providing letters of credit, we also issue surety bonds in the ordinary course of business to support our contract performance. At March 31, 2016, we had $725,403 of outstanding surety bonds. At March 31, 2016, we were in compliance with all of our restrictive and financial covenants associated with our debt and revolving credit facilities. Capitalized interest was insignificant for the three months ended March 31, 2016 and 2015.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. FINANCIAL INSTRUMENTS
Derivatives
Foreign Currency Exchange Rate Derivatives—At March 31, 2016, the notional value of our outstanding forward contracts to hedge certain foreign exchange-related operating exposures was approximately $63,600. These contracts vary in duration, maturing up to six years from period-end. We designate certain of these hedges as cash flow hedges and accordingly, changes in their fair value are recognized in AOCI until the associated underlying operating exposure impacts our earnings. We exclude forward points, which are recognized as ineffectiveness within cost of revenue and are not material to our earnings, from our hedge assessment analysis.
Interest Rate Derivatives—We continue to utilize a swap arrangement to hedge against interest rate variability associated with $347,188 of our outstanding $412,500 Term Loan. The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Loan at inception and through March 31, 2016. Accordingly, changes in the fair value of the swap arrangement are recognized in AOCI until the associated underlying exposure impacts our earnings.
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

•
Level 3—Fair value is based upon internally-developed models that use, as their basis, significant unobservable market parameters. We did not have any level 3 classifications at March 31, 2016 or December 31, 2015.

The following table presents the fair value of our foreign currency exchange rate derivatives and interest rate derivatives at March 31, 2016 and December 31, 2015, respectively, by valuation hierarchy and balance sheet classification:

	March 31, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivative Assets (1)
Other current assets	$—	$2,125	$—	$2,125	$—	$3,344	$—	$3,344
Other non-current assets	—	259	—	259	—	180	—	180
Total assets at fair value	$—	$2,384	$—	$2,384	$—	$3,524	$—	$3,524
Derivative Liabilities
Other current liabilities	$—	$(9,142)	$—	$(9,142)	$—	$(7,568)	$—	$(7,568)
Other non-current liabilities	—	(318)	—	(318)	—	(607)	—	(607)
Total liabilities at fair value	$—	$(9,460)	$—	$(9,460)	$—	$(8,175)	$—	$(8,175)

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

The carrying values of our cash and cash equivalents (primarily consisting of bank deposits), accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. At March 31, 2016, the fair values of our Term Loan and Second Term Loan, based upon the current market rates for debt with similar credit risk and maturities, approximated their carrying values as interest is based upon LIBOR plus an applicable floating margin. Our Senior Notes are categorized within level 2 of the valuation hierarchy and had a total fair value of approximately $799,300 and $772,600 at March 31, 2016 and December 31, 2015, respectively, based on current market rates for debt with similar credit risk and maturities. Our Second Senior Notes are categorized within level 2 of the valuation hierarchy and had a total fair value of approximately $206,800 and $203,500 at March 31, 2016 and December 31, 2015, respectively, based on current market rates for debt with similar credit risk and maturities.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivatives Disclosures
Fair Value—The following table presents the total fair value by underlying risk and balance sheet classification for derivatives designated as cash flow hedges and derivatives not designated as cash flow hedges at March 31, 2016 and December 31, 2015:

	Other Current and Non- Current Assets		Other Current and Non- Current Liabilities
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Derivatives designated as cash flow hedges
Interest rate	$17	$471	$(271)	$(192)
Foreign currency	486	944	(1,735)	(1,858)
Fair value	$503	$1,415	$(2,006)	$(2,050)
Derivatives not designated as cash flow hedges
Foreign currency	$1,881	$2,109	$(7,454)	$(6,125)
Fair value	$1,881	$2,109	$(7,454)	$(6,125)
Total fair value	$2,384	$3,524	$(9,460)	$(8,175)
Master Netting Arrangements (“MNAs”)—Our derivatives are executed under International Swaps and Derivatives Association MNAs, which generally allow us and our counterparties to net settle, in a single net payable or receivable, obligations due on the same day, in the same currency and for the same type of derivative instrument. We have elected the option to record all derivatives on a gross basis in our Balance Sheet. The following table presents our derivative assets and liabilities at March 31, 2016 on a gross basis and a net settlement basis:

	Gross Amounts Recognized (i)	Gross Amounts Offset on the Balance Sheet (ii)	Net Amounts Presented on the Balance Sheet (iii) = (i) - (ii)	Gross Amounts Not Offset on the Balance Sheet (iv)		Net Amount (v) = (iii) - (iv)
				Financial Instruments	Cash Collateral Received
Derivative Assets
Interest rate	$17	$—	$17	$—	$—	$17
Foreign currency	2,367	—	2,367	(132)	—	2,235
Total assets	$2,384	$—	$2,384	$(132)	$—	$2,252
Derivative Liabilities
Interest rate	$(271)	$—	$(271)	$—	$—	$(271)
Foreign currency	(9,189)	—	(9,189)	132	—	(9,057)
Total liabilities	$(9,460)	$—	$(9,460)	$132	$—	$(9,328)
AOCI/Other—The following table presents the total value, by underlying risk, recognized in other comprehensive income (“OCI”) and reclassified from AOCI to interest expense (interest rate derivatives) and cost of revenue (foreign currency derivatives) during the three months ended March 31, 2016 and 2015 for derivatives designated as cash flow hedges:

	Amount of Gain (Loss) on Effective Derivative Portion
	Recognized in OCI		Reclassified from AOCI into Earnings (1)
	Three Months Ended March 31,
	2016	2015	2016	2015
Designated as cash flow hedges
Interest rate	$(713)	$(1,708)	$(181)	$(474)
Foreign currency	1,476	(2,455)	(1,062)	(1,137)
Total	$763	$(4,163)	$(1,243)	$(1,611)

(1)	Net unrealized losses totaling $86 are anticipated to be reclassified from AOCI into earnings during the next 12 months due to settlement of the associated underlying obligations.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the total value recognized in cost of revenue for the three months ended March 31, 2016 and 2015 for foreign currency derivatives not designated as cash flow hedges:

	Amount of Gain (Loss) Recognized in Earnings
	Three Months Ended March 31,
	2016	2015
Derivatives not designated as cash flow hedges
Foreign currency	$(4,229)	$(6,532)
Total	$(4,229)	$(6,532)
10. RETIREMENT BENEFITS
Our 2015 Annual Report disclosed anticipated 2016 defined benefit pension and other postretirement plan contributions of approximately $16,900 and $2,400, respectively. The following table provides updated contribution information for these plans at March 31, 2016:

	Pension Plans	Other Postretirement Plans
Contributions made through March 31, 2016	$7,548	$514
Contributions expected for the remainder of 2016	9,645	1,824
Total contributions expected for 2016	$17,193	$2,338
The following table provides a breakout of the components of net periodic benefit cost associated with our defined benefit pension and other postretirement plans for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Pension Plans
Service cost	$2,327	$2,712
Interest cost	5,918	5,858
Expected return on plan assets	(6,796)	(7,137)
Amortization of prior service credits	(154)	(158)
Recognized net actuarial losses	1,461	1,934
Net periodic benefit cost	$2,756	$3,209
Other Postretirement Plans
Service cost	$176	$295
Interest cost	340	529
Recognized net actuarial gains	(840)	(150)
Net periodic benefit (income) cost	$(324)	$674

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
The customer for one of our large cost reimbursable projects has filed a request for arbitration with the International Chamber of Commerce, alleging cost overruns on the project. The customer has not provided evidence to substantiate its allegations and we believe all amounts incurred and billed on the project, including outstanding receivables of $195,000 as of March 31, 2016, are contractually due under the provisions of our contract and are recoverable. We do not believe a risk of material loss is probable related to this matter, and accordingly, no amounts have been accrued.
Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Over the past several decades and through March 31, 2016, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 5,800 plaintiffs and, of those claims, approximately 1,200 claims were pending and 4,600 have been closed through dismissals or settlements. Over the past several decades and through March 31, 2016, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount of approximately two thousand dollars per claim. We review each case on its own merits and make accruals based upon the probability of loss and our estimates of the amount of liability and related expenses, if any. While we have seen an increase in the number of recent filings, especially in one specific venue, we do not believe the increase or any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow, and at March 31, 2016, we had approximately $7,100 accrued for liability and related expenses. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that we may expect to recover because of the variability in coverage amounts, limitations and deductibles, or the viability of carriers, with respect to our insurance policies for the years in question.
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
We believe we are in compliance, in all material respects, with environmental laws and regulations and maintain insurance coverage to mitigate our exposure to environmental liabilities. We do not believe any environmental matters will have a material adverse effect on our future results of operations, financial position or cash flow. We do not anticipate we will incur material capital expenditures for environmental controls or for the investigation or remediation of environmental conditions during the remainder of 2016 or 2017.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents changes in AOCI, net of tax, by component, during the three months ended March 31, 2016:

	Currency Translation Adjustment (1)	Unrealized Fair Value Of Cash Flow Hedges	Defined Benefit Pension and Other Postretirement Plans	Total
Balance at December 31, 2015	$(209,281)	$(967)	$(83,792)	$(294,040)
OCI before reclassifications	21,435	449	(2,622)	19,262
Amounts reclassified from AOCI	—	854	496	1,350
Net OCI	21,435	1,303	(2,126)	20,612
Balance at March 31, 2016	$(187,846)	$336	$(85,918)	$(273,428)

(1)
During the three months ended March 31, 2016, the currency translation adjustment component of AOCI was unfavorably impacted primarily by movements in the Australian Dollar and Euro exchange rates against the U.S. Dollar.

The following table presents reclassification of AOCI into earnings, net of tax, for each component, during the three months ended March 31, 2016:

AOCI Components	Amount Reclassified From AOCI
Unrealized Fair Value Of Cash Flow Hedges (1)
Interest rate derivatives (interest expense)	$181
Foreign currency derivatives (cost of revenue)	1,062
Total before tax	$1,243
Tax	(389)
Total net of tax	$854
Defined Benefit Pension and Other Postretirement Plans (2)
Amortization of prior service credits	$(154)
Recognized net actuarial losses	621
Total before tax	$467
Tax	29
Total net of tax	$496

(1)	See Note 9 for further discussion of our cash flow hedges, including the total value reclassified from AOCI to earnings.

(2)	See Note 10 for further discussion of our defined benefit and other postretirement plans, including the components of net periodic benefit cost.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. EQUITY-BASED INCENTIVE PLANS
Under our equity-based incentive plans (our “Incentive Plans”), we can issue shares to employees and directors in the form of restricted stock units (“RSUs”), performance based shares (including those based upon financial or stock price performance) and stock options. Changes in common stock, additional paid-in capital and treasury stock during the three months ended March 31, 2016 and 2015 primarily relate to activity associated with our Incentive Plans and share repurchases. At March 31, 2016 and December 31, 2015, and for the three months ended March 31, 2016 and 2015, cash-settled equity-based awards, including RSUs and stock appreciation rights, were not material.
During the three months ended March 31, 2016, we had the following share grants associated with our Incentive Plans:

	Shares (1)	Weighted Average Grant-Date Fair Value per Share
RSUs	940	$33.56
Financial performance based shares	665	$33.56
Stock performance based shares	166	$37.41
Total	1,771

(1)	No stock options were granted during the three months ended March 31, 2016.
During the three months ended March 31, 2016, we had the following share issuances associated with our Incentive Plans and employee stock purchase plan (“ESPP”):

Shares
Financial performance based shares (issued upon vesting)	370
RSUs (issued upon vesting)	414
Stock options (issued upon exercise)	30
ESPP shares (issued upon sale)	109
Total shares issued	923
During the three months ended March 31, 2016 and 2015, we recognized $14,500 and $31,963, respectively, of stock-based compensation expense, primarily within selling and administrative expense.
During the three months ended March 31, 2016, we repurchased 226 shares for $7,562 (an average price of $33.46) for taxes withheld on taxable share distributions.
14. UNAPPROVED CHANGE ORDERS, CLAIMS, INCENTIVES AND OTHER CONTRACT RECOVERIES
At March 31, 2016 and December 31, 2015, we had unapproved change orders and claims included in project price totaling approximately $102,900 and $98,500, respectively, for projects primarily within our Engineering & Construction and Fabrication Services operating groups. At March 31, 2016 and December 31, 2015 we also had incentives included in project price of approximately $96,200 and $99,300, respectively, for projects in our Engineering & Construction, Fabrication Services and Capital Services operating groups. Of the aforementioned unapproved change orders, claims and incentives, approximately $169,300 had been recognized as revenue on a cumulative POC basis through March 31, 2016.
The aforementioned amounts recorded in project price reflect our best estimate of recovery amounts; however, the ultimate resolution and amounts received could differ from these estimates and could have a material adverse effect on our results of operations, financial position and cash flow. See Note 11 for further discussion of outstanding receivables related to one of our large cost reimbursable projects.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. SEGMENT INFORMATION
Our management structure and internal and public segment reporting are aligned based upon the services offered by our four operating groups, which represent our reportable segments: Engineering & Construction; Fabrication Services; Technology; and Capital Services.
Our Chief Executive Officer evaluates the performance of the aforementioned operating groups based upon revenue and income from operations. Each operating group’s income from operations reflects corporate costs, allocated based primarily upon revenue. Intersegment revenue is netted against the revenue of the segment receiving the intersegment services. For the three months ended March 31, 2016 and 2015, intersegment revenue totaled approximately $36,500 and $115,700, respectively, and primarily related to services provided by our Fabrication Services and Capital Services operating groups to our Engineering & Construction operating group.
The following table presents total revenue and income from operations by reportable segment for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Revenue
Engineering & Construction	$1,516,328	$1,818,586
Fabrication Services	517,576	637,809
Technology	64,562	99,361
Capital Services	569,267	569,989
Total revenue	$2,667,733	$3,125,745
Income From Operations
Engineering & Construction	$111,920	$136,418
Fabrication Services	38,249	52,399
Technology	26,281	48,024
Capital Services	11,490	9,957
Total income from operations	$187,940	$246,798

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
OVERVIEW
General—We provide a wide range of services through our four operating groups, including conceptual design, technology, engineering, procurement, fabrication, modularization, construction, commissioning, maintenance, program management and environmental services to customers in the energy infrastructure market throughout the world, and are a provider of diversified government services. Our operating groups, which represent our reportable segments, include: Engineering & Construction; Fabrication Services; Technology; and Capital Services. As discussed in Note 4 to our Financial Statements, on December 31, 2015 we completed the sale of our Nuclear Operations, which were previously included within our Engineering & Construction operating group. For comparative purposes only, the results of the disposed Nuclear Operations are presented separately within the discussion and tables below.
We continue to be broadly diversified across the global energy infrastructure market. Our geographic diversity is illustrated by approximately 30% of our first quarter 2016 revenue coming from projects outside the U.S. and approximately 20% of our March 31, 2016 backlog of $21.2 billion (including approximately $1.8 billion related to our equity method joint ventures) being comprised of projects outside the U.S. The geographic mix of our revenue will evolve consistent with changes in our backlog mix, as well as shifts in future global energy demand. Our diversity in energy infrastructure end markets ranges from downstream activities such as gas processing, LNG, refining, and petrochemicals, to fossil based power plants and upstream activities such as offshore oil and gas and onshore oil sands projects. Planned investments across the natural gas value chain, including LNG and petrochemicals, remain strong, and we anticipate additional benefits from continued investments in projects based on U.S. shale gas. Global investments in power and petrochemical facilities are expected to continue, as are investments in various types of facilities which require storage structures and pre-fabricated pipe.
Our long-term contracts are awarded on a competitively bid and negotiated basis using a range of contracting options, including cost-reimbursable, fixed-price and hybrid, which has both cost-reimbursable and fixed-price characteristics. Under cost-reimbursable contracts, we generally perform our services in exchange for a price that consists of reimbursement of all customer-approved costs and a profit component, which is typically a fixed rate per hour, an overall fixed fee or a percentage of total reimbursable costs. Under fixed-price contracts, we perform our services and execute our projects at an established price. The timing of our revenue recognition may be impacted by the contracting structure of our contracts. Cost-reimbursable contracts, and hybrid contracts with a more significant cost-reimbursable component, generally provide our customers with greater influence over the timing of when we perform our work, and accordingly, such contracts often result in less predictability with respect to the timing of our revenue. Fixed-price contracts, and hybrid contracts with a more significant fixed-price component, tend to provide us with greater control over project schedule and the timing of when work is performed and costs are incurred, and accordingly, when revenue is recognized. Our shorter-term contracts and services are generally provided on a cost-reimbursable, fixed-price or unit price basis. Our March 31, 2016 backlog distribution by contracting type is described below within our operating group discussion.
New awards represent the expected revenue value of new contract commitments received during a given period, as well as scope growth on existing commitments. Backlog represents the unearned value of our new awards. New awards and backlog include the entire award values for joint ventures we consolidate and our proportionate share of award values for joint ventures we proportionately consolidate. New awards and backlog also include our pro-rata share of the award values for unconsolidated joint ventures we account for under the equity method. As the net results for our equity method joint ventures are recognized as equity earnings, their revenue is not presented in our Statement of Operations.
Backlog for each of our operating groups generally consists of several hundred contracts, which are being executed globally. These contracts vary in size from less than one hundred thousand dollars in contract value to several billion dollars, with varying durations that can exceed five years. The differing types, sizes, and durations of our contracts, combined with their geographic diversity and stages of completion, often results in fluctuations in our quarterly operating group results as a percentage of operating group revenue. In addition, the relative contribution of each of our operating groups, and selling and administrative expense fluctuations, will impact our quarterly consolidated results as a percentage of consolidated revenue. Selling and administrative expense fluctuations are impacted by our stock-based compensation costs, which are generally higher in the first quarter of each year due to the timing of stock awards and the accelerated expensing of awards for participants that are eligible to retire. Although quarterly variability is not unusual in our business, absent the impact of the sale of our Nuclear Operations, which represented approximately $488.3 million of our revenue for the first quarter 2015, we are currently not aware of any fundamental change in our backlog or business that would give rise to future operating results that would be significantly different from our recent historical norms.

Engineering & Construction—Our Engineering & Construction operating group provides EPC services for major energy infrastructure facilities.
Backlog for our Engineering & Construction operating group comprised approximately $11.8 billion (55%) of our consolidated March 31, 2016 backlog (including approximately $1.4 billion related to our equity method joint ventures). The backlog composition by end market was approximately 50% LNG, 30% petrochemical, 15% power, and 5% refining, gas processing, oil sands and other end markets. Our LNG backlog was primarily concentrated in the Asia Pacific and North American regions. We anticipate significant opportunities will be derived from North America and Africa. Our petrochemical backlog was primarily concentrated in the U.S. and the Middle East regions and we anticipate significant opportunities will continue to be derived from these regions. Our power backlog was primarily concentrated in the U.S. and we anticipate that our significant future opportunities will be derived from North America. The majority of our refining-related backlog was derived from South America and we anticipate that our future opportunities will be derived from the Middle East and Russia. Our gas processing projects were primarily concentrated in the U.S. and the Asia Pacific region, where we anticipate continued strength, in addition to the Middle East. Our March 31, 2016 backlog distribution for this operating group by contracting type was approximately 80% fixed-price and hybrid and 20% cost-reimbursable.
Fabrication Services—Our Fabrication Services operating group provides fabrication and erection of steel plate structures; fabrication of piping systems and process modules; manufacturing and distribution of pipe and fittings; and engineered products for the oil and gas, petrochemical, power generation, water and wastewater, mining and mineral processing industries.
Backlog for our Fabrication Services operating group comprised approximately $3.0 billion (14%) of our consolidated March 31, 2016 backlog. The backlog composition by end market was approximately 45% petrochemical, 25% LNG (including low temp and cryogenic), 15% power, 5% refining, 5% gas processing and 5% other end markets. Our March 31, 2016 backlog distribution for this operating group by contracting type was approximately 95% fixed-price, hybrid, or unit based, with the remainder being cost-reimbursable.
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
Backlog for our Technology operating group comprised approximately $963.4 million (5%) of our consolidated March 31, 2016 backlog (including approximately $467.2 million related to our equity method joint ventures) and was primarily comprised of fixed-price contracts.
Capital Services—Our Capital Services operating group provides comprehensive and integrated maintenance services, environmental engineering and remediation, construction services, program management, and disaster response and recovery for private-sector customers and governments.
Backlog for our Capital Services operating group comprised approximately $5.4 billion (26%) of our consolidated March 31, 2016 backlog. The backlog composition by end market was approximately 65% operations and maintenance services, 15% environmental services, 10% construction services and 10% program and project management, and was primarily concentrated in the U.S. Our March 31, 2016 backlog distribution for this operating group by contracting type was approximately 80% cost-reimbursable and 20% fixed-price.

RESULTS OF OPERATIONS
Our backlog, new awards, revenue and income from operations by reportable segment were as follows:

	March 31, 2016	% of Total	December 31, 2015	% of Total
Backlog	(In thousands)
Engineering & Construction	$11,750,069	55%	$12,892,804	57%
Fabrication Services	2,999,868	14%	3,107,500	14%
Technology	963,352	5%	963,058	4%
Capital Services	5,449,770	26%	5,680,577	25%
Total backlog	$21,163,059		$22,643,939

	Three Months Ended March 31,
	(In thousands)
	2016	% of Total	2015	% of Total
New Awards
Engineering & Construction	$323,418	27%	$1,209,407	40%
Fabrication Services	373,689	31%	927,374	31%
Technology	83,620	7%	77,022	2%
Capital Services	416,672	35%	817,380	27%
Total new awards	$1,197,399		$3,031,183

	2016	% of Total	2015	% of Total
Revenue
Engineering & Construction	$1,516,328	57%	$1,818,586	58%
Fabrication Services	517,576	19%	637,809	21%
Technology	64,562	3%	99,361	3%
Capital Services	569,267	21%	569,989	18%
Total revenue	$2,667,733		$3,125,745

	2016	% of Revenue	2015	% of Revenue
Income From Operations
Engineering & Construction	$111,920	7.4%	$136,418	7.5%
Fabrication Services	38,249	7.4%	52,399	8.2%
Technology	26,281	40.7%	48,024	48.3%
Capital Services	11,490	2.0%	9,957	1.7%
Total income from operations	$187,940	7.0%	$246,798	7.9%
Consolidated Results
New Awards/Backlog—As discussed above, new awards represent the expected revenue value of new contract commitments received during a given period, as well as scope growth on existing commitments. Backlog represents the unearned value of our new awards. New awards and backlog include the entire award values for joint ventures we consolidate and our proportionate share of award values for joint ventures we proportionately consolidate. New awards and backlog also include our pro-rata share of the award values for unconsolidated joint ventures we account for under the equity method. As the net results for our equity method joint ventures are recognized as equity earnings, their revenue is not presented in our Statement of Operations. Our new awards may vary significantly each reporting period based upon the timing of our major new contract commitments.
New awards were $1.2 billion for the first quarter 2016 (including approximately $30.0 million related to our equity method joint ventures), compared with $3.0 billion for the corresponding 2015 period. Significant new awards for the first quarter 2016 included scope increases on our LNG mechanical erection project in the Asia Pacific region (approximately $235.0 million). Significant new awards for the first quarter 2015 included our proportionate share of a $2.0 billion additional LNG train for an LNG export facility in the U.S. (approximately $675.0 million) that we are executing through a proportionately consolidated joint venture arrangement, and federal funding allocations for our mixed oxide fuel fabrication facility project in the U.S. and scope increases for our LNG mechanical erection project in the Asia Pacific region (approximately $360.0 million combined), all within our Engineering & Construction operating group; and refinery maintenance work in the U.S. and Canada (approximately $310.0 million) within our Capital Services operating group. See Operating Group Results below for further discussion.
Backlog at March 31, 2016 was approximately $21.2 billion (including approximately $1.8 billion related to our equity method joint ventures), compared with $22.6 billion at December 31, 2015 (including approximately $1.8 billion related to our equity method joint ventures), with the decrease reflecting the impact of revenue exceeding new awards by $1.5 billion and other adjustments.
Certain contracts within our Capital Services and Engineering & Construction operating groups are dependent upon funding from the U.S. government, where funds are appropriated on a year-by-year basis, while contract performance may take more than one year. Approximately $975.0 million of our backlog at March 31, 2016 for these operating groups was for contractual commitments that are subject to future funding decisions.
Revenue—Revenue was $2.7 billion for the first quarter 2016, representing a decrease of $458.0 million (14.7%) compared with the corresponding 2015 period. Our first quarter 2015 results included approximately $488.3 million of revenue attributable to our former Nuclear Operations. The table below summarizes our 2015 revenue excluding the Nuclear Operations.

	Three Months Ended March 31,
	(In thousands)
	2016	% of Total	2015	% of Total
Excluding Nuclear Operations	$2,667,733	100%	$2,637,486	84%
Nuclear Operations	—	—%	488,259	16%
Total revenue	$2,667,733		$3,125,745
Excluding the impact of our former Nuclear Operations, revenue for the first quarter 2016 increased by $30.2 million (1.1%) compared with the first quarter 2015. Our 2016 revenue benefited from increased activity on our LNG export facility projects in the U.S. within our Engineering & Construction operating group, partly offset by a reduction in activity on our cost reimbursable LNG mechanical erection project in the Asia Pacific region and refinery project in Colombia within our Engineering & Construction operating group, and the wind down of various tank projects in the U.S., South America and the Asia Pacific region within our Fabrication Services operating group. See Operating Group Results below for further discussion.
Gross Profit—Gross profit was $287.6 million (10.8% of revenue) for the first quarter 2016, compared with $370.2 million (11.8% of revenue) for the corresponding 2015 period. Our first quarter 2015 results included approximately $51.4 million of gross profit attributable to our former Nuclear Operations. The table below summarizes our 2015 gross profit excluding the Nuclear Operations.

	Three Months Ended March 31,
	(In thousands)
	2016	% of Revenue	2015	% of Revenue
Excluding Nuclear Operations	$287,605	10.8%	$318,771	12.1%
Nuclear Operations	—	—%	51,400	10.5%
Total gross profit	$287,605	10.8%	$370,171	11.8%
Excluding the impact of our former Nuclear Operations, gross profit was approximately $318.8 million (12.1% of revenue) for the first quarter 2015. Our first quarter 2016 gross profit percentage decreased compared to the 2015 period due to lower revenue volume for our higher margin Technology operating group, reduced leverage of our operating costs and a lower margin mix.
Selling and Administrative Expense—Selling and administrative expense was $92.6 million (3.5% of revenue) for the first quarter 2016, compared with $109.1 million (3.5% of revenue) for the corresponding 2015 period. The decrease was primarily due to lower incentive plan costs (approximately $16.0 million) and lower expense attributable to our former Nuclear Operations, partly offset by inflationary increases. Our stock-based compensation costs, which are predominantly in selling and administrative expense, are generally higher in the first quarter of each year due to the timing of stock awards and the accelerated expensing of awards for participants that are eligible to retire. First quarter stock-based compensation expense totaled approximately $14.5 million and $32.0 million for 2016 and 2015, respectively, or 30% and 57% of estimated annual expense for each of the respective periods.
Intangibles Amortization—Intangibles amortization was $11.3 million for the first quarter 2016, compared with $15.7 million for the corresponding 2015 period. The decrease relative to the 2015 period was primarily due to lower intangible balances resulting from the impairment of certain intangible assets in the third quarter 2015, intangible assets that became fully amortized during the first quarter 2016, and the impact of foreign currency translation.
Equity Earnings—Equity earnings were $4.0 million for the first quarter 2016, compared with $4.2 million for the corresponding 2015 period, and were primarily associated with our unconsolidated CLG joint venture.
Other Operating (Income) Expense, Net—Other operating (income) expense, net generally represents (gains) losses associated with the sale or disposition of property and equipment. For the first quarter 2015, other operating (income) expense, net also included a gain of approximately $7.5 million related to the contribution of a technology to our unconsolidated CLG joint venture and a foreign exchange loss of approximately $11.0 million associated with the re-measurement of certain non-U.S. Dollar denominated net assets.
Income from Operations— Income from operations was $187.9 million (7.0% of revenue) for the first quarter 2016, compared with $246.8 million (7.9% of revenue) for the corresponding 2015 period. Our first quarter 2015 results included approximately $45.6 million of income from operations attributable to our former Nuclear Operations. The table below summarizes our 2015 income from operations excluding the Nuclear Operations.

	Three Months Ended March 31,
	(In thousands)
	2016	% of Revenue	2015	% of Revenue
Excluding Nuclear Operations	$187,940	7.0%	$201,198	7.6%
Nuclear Operations	—	—%	45,600	9.3%
Total income from operations	$187,940	7.0%	$246,798	7.9%
Excluding the impact of our former Nuclear Operations, income from operations was approximately $201.2 million (7.6% of revenue) for the first quarter 2015. Our first quarter 2016 income from operations percentage decreased compared to the 2015 period due to the reasons noted above. See Operating Group Results below for further discussion.
Interest Expense and Interest Income—Interest expense was $25.9 million for the first quarter 2016, compared with $22.3 million for the corresponding 2015 period. The 2016 period was primarily impacted by higher long-term borrowings, which occurred in the third quarter 2015, and higher revolving credit facility borrowings. Interest income was $2.5 million for the first quarter 2016, compared with $2.0 million for the corresponding 2015 period.
Income Tax Expense—Income tax expense for the first quarter 2016 was $44.6 million (27.1% of pre-tax income), compared with $69.8 million (30.8% of pre-tax income) for the corresponding 2015 period. Our 2016 tax rate benefited by approximately 2.0% from the net impact of previously unrecognized tax benefits, partly offset by changes in tax rates enacted during the quarter on our U.S. state deferred tax assets. Our 2015 tax rate benefited by approximately 1.5% due to changes in tax rates enacted during the first quarter 2015 on our non-U.S. deferred tax assets. Our first quarter 2016 rate decreased relative to the 2015 period due to anticipated lower pre-tax income in higher tax rate jurisdictions, primarily the U.S. (approximately 3.0%). Our tax rate may continue to experience fluctuations due primarily to changes in the geographic distribution of our pre-tax income.
Net Income Attributable to Noncontrolling Interests—Noncontrolling interests are primarily associated with our large LNG mechanical erection project in the Asia Pacific region and certain operations in the U.S. and Middle East. Net income attributable to noncontrolling interests was $13.0 million for the first quarter 2016, compared with $24.5 million for the corresponding 2015 period. The change compared to the 2015 period was commensurate with the level of applicable operating results for the aforementioned projects and operations.

Operating Group Results
Engineering & Construction
New Awards—New awards were $323.4 million for the first quarter 2016, compared with $1.2 billion for the corresponding 2015 period. Significant new awards for the first quarter 2016 included scope increases on our LNG mechanical erection project in the Asia Pacific region (approximately $235.0 million). Significant new awards for the first quarter 2015 included our proportionate share of a $2.0 billion additional LNG train for an LNG export facility project in the U.S. (approximately $675.0 million) that we are executing through a proportionately consolidated joint venture arrangement; federal funding allocations for our mixed oxide fuel fabrication facility project in the U.S. and scope increases for our LNG mechanical erection project in the Asia Pacific region (approximately $360.0 million combined); and engineering and procurement services for a refinery project in Russia.
Revenue—Revenue was $1.5 billion for the first quarter 2016, representing a decrease of $302.3 million (16.6%) compared with the corresponding 2015 period. Our first quarter 2015 results included approximately $488.3 million of revenue attributable to our former Nuclear Operations. The table below summarizes our 2015 revenue excluding the Nuclear Operations.

	Three Months Ended March 31,
	(In thousands)
	2016	% of Total	2015	% of Total
Excluding Nuclear Operations	$1,516,328	100%	$1,330,327	73%
Nuclear Operations	—	—%	488,259	27%
Total revenue	$1,516,328		$1,818,586
Excluding the impact of our former Nuclear Operations, revenue for the first quarter 2016 increased by $186.0 million (14.0%) compared to the first quarter 2015. Our 2016 revenue benefited from increased activity on our LNG export facility projects in the U.S. (approximately $365.0 million combined), power fossil projects in the U.S. (approximately $50.0 million), and various other projects in the U.S. and Asia Pacific region, partly offset by decreased activity on our large cost reimbursable LNG mechanical erection project in the Asia Pacific region and refinery project in Colombia (approximately $325.0 million combined).
Approximately $505.0 million of the operating group’s first quarter 2016 revenue was attributable to our LNG export facility projects in the U.S., compared with approximately $140.0 million for the corresponding 2015 period. Approximately $315.0 million of the operating group’s first quarter 2016 revenue was attributable to our large cost reimbursable projects, compared with approximately $640.0 million for the corresponding 2015 period.
Income from Operations—Income from operations for the first quarter 2016 was $111.9 million (7.4% of revenue), compared with $136.4 million (7.5% of revenue) for the corresponding 2015 period. Our first quarter 2015 results included approximately $45.6 million of income from operations attributable to our former Nuclear Operations. The table below summarizes our 2015 income from operations excluding the Nuclear Operations.

	Three Months Ended March 31,
	(In thousands)
	2016	% of Revenue	2015	% of Revenue
Excluding Nuclear Operations	$111,920	7.4%	$90,818	6.8%
Nuclear Operations	—	—%	45,600	9.3%
Total income from operations	$111,920	7.4%	$136,418	7.5%
Excluding the impact of our former Nuclear Operations, income from operations was $90.8 million (6.8% of revenue) for the first quarter 2015. Our first quarter 2016 results benefited from higher revenue volume compared to the 2015 period.

Fabrication Services
New Awards—New awards were $373.7 million for the first quarter 2016, compared with $927.4 million for the corresponding 2015 period. Significant new awards for the first quarter 2016 included refurbishment of crude oil storage tanks in the Middle East (approximately $60.0 million) and crude oil storage tanks in Canada (approximately $50.0 million). Significant new awards for the first quarter 2015 included work scopes for our U.S. LNG export facility projects; storage tanks for a clean fuels project in the Middle East (approximately $60.0 million); an oil sands project in Canada (approximately $50.0 million); and pipe fabrication for a petrochemical project in the U.S. (approximately $40.0 million).
Revenue—Revenue was $517.6 million for the first quarter 2016, representing a decrease of $120.2 million (18.9%) compared with the corresponding 2015 period. Our first quarter 2016 results were impacted by the wind down of various storage tank projects in the U.S., South America and the Asia Pacific region (approximately $150.0 million combined) and the timing of awards, partly offset by increased Engineered Products activity.
Income from Operations—Income from operations for the first quarter 2016 was $38.2 million (7.4% of revenue), compared with $52.4 million (8.2% of revenue) for the corresponding 2015 period. Our first quarter 2016 results were impacted by lower revenue volume, reduced leverage of our operating costs and cost increases on two projects in North America and the Asia Pacific region that are substantially complete (approximately $26.0 million combined), partly offset by savings on various projects, primarily in North America. Our first quarter 2015 results were impacted by a foreign exchange loss (approximately $11.0 million) associated with the re-measurement of certain non-U.S. Dollar denominated net assets.
Technology
New Awards—New awards were $83.6 million for the first quarter 2016 (including approximately $30.0 million related to our equity method joint ventures), compared with $77.0 million for the corresponding 2015 period. Significant new awards for the first quarter 2016 included petrochemical licensing in the Asia Pacific region and catalyst awards in the Middle East for our unconsolidated equity method CLG joint venture (approximately $15.0 million). Significant new awards for the first quarter 2015 included refining licensing in Europe and polypropylene licensing in Africa.
Revenue—Revenue was $64.6 million for the first quarter 2016, representing a decrease of $34.8 million (35.0%) compared with the corresponding 2015 period. Our first quarter 2016 results were impacted by the timing of awards and lower catalyst volume.
Income from Operations—Income from operations for the first quarter 2016 was $26.3 million (40.7% of revenue), compared with $48.0 million (48.3% of revenue) for the corresponding 2015 period. Our first quarter 2016 results were impacted by lower revenue volume. Our first quarter 2015 results benefited from a gain of approximately $7.5 million related to the contribution of a technology to our unconsolidated CLG joint venture.
Capital Services
New Awards—New awards were $416.7 million for the first quarter 2016, compared with $817.4 million for the corresponding 2015 period. Significant new awards for the first quarter 2016 included environmental remediation work for the U.S. Navy (approximately $70.0 million). Significant new awards for the first quarter 2015 included refinery maintenance services in the U.S. and Canada (approximately $310.0 million combined) and scope increases on a chemical plant expansion project in the U.S. (approximately $115.0 million).
Revenue—Revenue was $569.3 million for the first quarter 2016, representing a decrease of $0.7 million (0.1%) compared with the corresponding 2015 period. Our first quarter 2016 results were impacted by lower U.S. industrial maintenance revenue, offset by increased U.S. power maintenance revenue.
Income from Operations—Income from operations for the first quarter 2016 was $11.5 million (2.0% of revenue), compared with $10.0 million (1.7% of revenue) for the corresponding 2015 period.

LIQUIDITY AND CAPITAL RESOURCES
General
Cash and Cash Equivalents—At March 31, 2016, our cash and cash equivalents were $641.5 million, and were maintained in local accounts throughout the world, substantially all of which were maintained outside The Netherlands, our country of domicile. With the exception of $490.4 million of cash and cash equivalents within our variable interest entities (“VIEs”) associated with our partnering arrangements, which is generally only available for use in our operating activities when distributed to the partners, we are not aware of any material restrictions on our cash and cash equivalents.
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
Summary of Cash Flow Activity
Operating Activities—During the first quarter 2016, net cash provided by operating activities was $141.9 million, primarily resulting from cash generated from earnings, offset by a net change of $59.1 million in our accounts receivable, inventory, accounts payable and net contracts in progress account balances (collectively “Contract Capital”). The components of our net Contract Capital balances at March 31, 2016 and December 31, 2015, and changes during the first quarter 2016, were as follows:

	March 31, 2016	December 31, 2015	Change
	(In thousands)
Total billings in excess of costs and estimated earnings (1)	$(2,152,766)	$(1,934,111)	$(218,655)
Total costs and estimated earnings in excess of billings (1)	848,608	688,314	160,294
Contracts in Progress, net	(1,304,158)	(1,245,797)	(58,361)
Accounts receivable, net	1,388,424	1,331,217	57,207
Inventory	262,181	289,658	(27,477)
Accounts payable	(1,074,324)	(1,162,077)	87,753
Contract Capital, net	$(727,877)	$(786,999)	$59,122

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
The $59.1 million increase in our Contract Capital during the first quarter 2016 was primarily due to a decrease in accounts payable due to the timing of payments on our projects, partly offset by a decrease in inventory. Our net cash provided by operating activities, combined with payments in advance of performing work for our unconsolidated equity method joint ventures, which are reflected in financing activities because the joint ventures are not consolidated, totaled approximately $257.2 million during the first quarter 2016.
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

Investing Activities—During the first quarter 2016, net cash used in investing activities was $47.5 million, primarily related to net advances of $25.8 million to our venture partners by our proportionately consolidated ventures (see Note 7 to our Financial Statements for further discussion), capital expenditures of $11.2 million and other investments of $14.9 million. We will continue to evaluate and selectively pursue other opportunities for additional expansion of our business through the acquisition of complementary businesses and technologies. These acquisitions may involve the use of cash or may require further debt or equity financing.
Financing Activities—During the first quarter 2016, net cash used in financing activities was $11.4 million, primarily related to net advances from our equity method and proportionately consolidated ventures of $137.2 million (see Note 7 to our Financial Statements for further discussion) and cash proceeds from the issuance of shares associated with our stock plans of $4.5 million. These cash inflows were partly offset by net revolving facility and other short-term repayments of $82.7 million, repayments on our long-term debt of $37.5 million, share repurchases associated with stock-based compensation-related withholding taxes on taxable share distributions totaling $7.6 million (0.2 million shares at an average price of $33.46 per share), distributions to our noncontrolling interest partners of $18.0 million and dividends paid to our shareholders of $7.4 million.
Effect of Exchange Rate Changes on Cash and Cash Equivalents—During the first quarter 2016, our cash and cash equivalents balance increased by $8.3 million due to the impact of changes in functional currency exchange rates against the U.S. Dollar for non-U.S. Dollar cash balances, primarily for changes in the Australian Dollar and Euro exchange rates. The net unrealized gain on our cash and cash equivalents resulting from these exchange rate movements is reflected in the cumulative translation adjustment component of OCI. Our cash and cash equivalents held in non-U.S. Dollar currencies are used primarily for project-related and other operating expenditures in those currencies, and therefore, our exposure to realized exchange gains and losses is not anticipated to be material.
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
Committed Facilities—We have a five-year, $1.35 billion, committed and unsecured revolving facility (the “Revolving Facility”) with Bank of America N.A. (“BofA”), as administrative agent, and BNP Paribas Securities Corp., BBVA Compass, Credit Agricole Corporate and Investment Bank (“Credit Agricole”) and TD Securities, each as syndication agents, which expires in October 2018. The Revolving Facility has a $270.0 million financial letter of credit sublimit and certain financial and restrictive covenants, including a maximum leverage ratio of 3.25, a minimum fixed charge coverage ratio of 1.75, and a minimum net worth level calculated as $1.6 billion at March 31, 2016. The Revolving Facility also includes customary restrictions regarding subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, and mergers and acquisitions, and includes a trailing twelve-month limitation of $250.0 million for dividend payments and share repurchases if our leverage ratio exceeds 1.50 (unlimited if our leverage ratio is equal to or below 1.50), among other restrictions. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. The interest, commitment fee, and letter of credit fee percentages are based upon our quarterly leverage ratio. In the event we borrow funds under the facility, interest is assessed at either prime plus an applicable floating margin (3.50% and 0.75%, respectively at March 31, 2016), or LIBOR plus an applicable floating margin (0.43% and 1.75%, respectively at March 31, 2016). At March 31, 2016, we had $150.0 million outstanding borrowings under the facility and $82.0 million of outstanding letters of credit under the facility (none of which were financial letters of credit), providing $1.1 billion of available capacity. During the first quarter 2016, our weighted average interest rate on borrowings under the facility was approximately 2.2%, inclusive of the applicable floating margin.
We have a five-year, $800.0 million, committed and unsecured revolving credit facility (the “Second Revolving Facility”) with BofA, as administrative agent, and BNP Paribas Securities Corp., BBVA Compass, Credit Agricole and Bank of Tokyo Mitsubishi UFJ, each as syndication agents, which expires in July 2020. The Second Revolving Facility supplements our Revolving Facility, has a $50.0 million financial letter of credit sublimit and has financial and restrictive covenants similar to those noted above for the Revolving Facility. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. The interest, commitment fee, and letter of credit fee percentages are based upon our quarterly leverage ratio. In the event we borrow funds under the facility, interest is assessed at either prime plus an applicable floating margin (3.50% and 0.75%, respectively at March 31, 2016), or LIBOR plus an applicable floating margin (0.43% and 1.75%, respectively at March 31, 2016). At March 31, 2016, we had $57.3 million of outstanding borrowings and $15.4 million of outstanding letters of credit under the facility (including $3.1 million of financial letters of credit), providing $727.3 million of available capacity. During the first quarter 2016, our weighted average interest rate on borrowings under the facility was approximately 4.3%, inclusive of the applicable floating margin.
Uncommitted Facilities—We also have various short-term, uncommitted letter of credit and borrowing facilities (the “Uncommitted Facilities”) across several geographic regions of approximately $4.3 billion, of which $463.0 million may be utilized for borrowings. At March 31, 2016, we had $363.0 million of outstanding borrowings and $1.6 billion of outstanding letters of credit under these facilities, providing $2.3 billion of available capacity, of which $100.0 million may be utilized for borrowings. During the first quarter 2016, our weighted average interest rate on borrowings under the facility was approximately 1.3%.
Term Loans—At March 31, 2016, we had $412.5 million outstanding on a four-year, $1.0 billion unsecured term loan (the “Term Loan”) with BofA as administrative agent. Interest and principal under the Term Loan is payable quarterly in arrears and bears interest at LIBOR plus an applicable floating margin (0.43% and 1.75%, respectively at March 31, 2016). However, we continue to utilize an interest rate swap to hedge against $347.2 million of the outstanding $412.5 million Term Loan, which resulted in a weighted average interest rate of approximately 2.3% during the first quarter 2016, inclusive of the applicable floating margin. Future annual maturities for the Term Loan are $112.5 million and $300.0 million for the remainder of 2016 and 2017, respectively. The Term Loan includes financial and restrictive covenants similar to those noted above for the Revolving Facility.
At March 31, 2016, we had a $500.0 million outstanding five-year unsecured term loan (the “Second Term Loan”). Interest and principal under the Second Term Loan is payable quarterly in arrears beginning in June 2017 and bears interest at LIBOR plus an applicable floating margin (rates are equivalent to the Term Loan). During the first quarter 2016, our weighted average interest rate on the Second Term was approximately 2.2%, inclusive of the applicable floating margin. Future annual maturities for the Second Term Loan are $56.3 million, $75.0 million, $75.0 million and $293.8 million for 2017, 2018, 2019, and 2020, respectively. The Second Term Loan has financial and restrictive covenants similar to those noted above for the Revolving Facility.
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
We have senior notes totaling $200.0 million (the “Second Senior Notes”), with BofA as administrative agent. Interest is due semi-annually at a fixed rate of 4.53%, with principal of $200.0 million due in July 2025. The Second Senior Notes have financial and restrictive covenants similar to those noted above for the Revolving Facility.
Compliance and Other—During the first quarter 2016, maximum outstanding borrowings under our revolving credit and other facilities were approximately $1.3 billion. In addition to providing letters of credit, we also issue surety bonds in the ordinary course of business to support our contract performance. At March 31, 2016, we had $725.4 million of outstanding surety bonds.
At March 31, 2016, we were in compliance with all of our restrictive and financial covenants associated with our debt and revolving credit and other facilities, with a leverage ratio of 2.21, a fixed charge coverage ratio of 5.26, and net worth of $2.1 billion. Our ability to remain in compliance with our lending facilities could be impacted by circumstances or conditions beyond our control, including, but not limited to, the delay or cancellation of projects, changes in foreign currency exchange or interest rates, performance of pension plan assets, or changes in actuarial assumptions. Further, we could be impacted if our customers experience a material change in their ability to pay us or if the banks associated with our lending facilities were to cease or reduce operations, or if there is a full or partial break-up of the EU or its currency, the Euro.
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
A portion of our pension plans’ assets are invested in EU government securities, which could be impacted by economic turmoil in Europe or a full or partial break-up of the EU or its currency, the Euro. However, given the long-term nature of pension funding requirements, in the event any of our pension plans (including those with investments in EU government securities) become materially underfunded from a decline in value of our plan assets, we believe our cash on hand and amounts available under our existing Committed Facilities and Uncommitted Facilities would be sufficient to fund any increases in future contribution requirements.
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
Our long-term contracts are awarded on a competitively bid and negotiated basis and the timing of revenue recognition may be impacted by the terms of such contracts. We use a range of contracting options, including cost-reimbursable, fixed-price and hybrid, which has both cost-reimbursable and fixed-price characteristics. Fixed-price contracts, and hybrid contracts with a more significant fixed-price component, tend to provide us with greater control over project schedule and the timing of when work is performed and costs are incurred, and accordingly, when revenue is recognized. Cost-reimbursable contracts, and hybrid contracts with a more significant cost-reimbursable component, generally provide our customers with greater influence over the timing of when we perform our work, and accordingly, such contracts often result in less predictability with respect to the timing of revenue recognition. Contract revenue for our long-term contracts recognized under the POC method reflects the original contract price adjusted for approved change orders and estimated recoveries for incentive fees, unapproved change orders and claims. We recognize revenue associated with incentive fees when the value can be reliably estimated and recovery is probable. We recognize revenue associated with unapproved change orders and claims to the extent the related costs have been incurred, the value can be reliably estimated and recovery is probable. Our recorded incentive fees, unapproved change orders and claims reflect our best estimate of recovery amounts; however, the ultimate resolution and amounts received could differ from these estimates. See Note 14 to our Financial Statements for additional discussion of our recorded unapproved change orders, claims and incentives.
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
Goodwill
Goodwill Summary and Reporting Units—At March 31, 2016, our goodwill balance was $3.7 billion. Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually at a reporting unit level, absent any indicators of impairment or when other actions require an impairment assessment (such as a change in reporting units). We perform our annual impairment assessment during the fourth quarter of each year based upon balances as of October 1. We have the following seven reporting units within our four operating groups, which represent our reportable segments:
•Engineering & Construction—Our Engineering & Construction operating group represents a reporting unit.

•	Fabrication Services—Our Fabrication Services operating group includes three reporting units: Steel Plate Structures, Fabrication & Manufacturing, and Engineered Products.
•Technology—Our Technology operating group represents a reporting unit.

•	Capital Services—Our Capital Services operating group includes two reporting units: Facilities & Plant Services and Federal Services.
Impairment Assessment—During the fourth quarter 2015, we performed a quantitative assessment of goodwill for each of the aforementioned reporting units. Based upon these quantitative assessments, the fair value of each of our reporting units exceeded their respective net book values, and accordingly, no impairment charge was necessary as a result of our impairment assessments. The fair value of the Engineering & Construction, Steel Plate Structures, Engineered Products and Technology reporting units substantially exceeded their respective net book values. The fair value of the Fabrication & Manufacturing, Federal Services and Facilities & Plant Services reporting units (each discussed further below) exceeded their respective net book values by approximately 13%, 12% and 10%, respectively.
During the three months ended March 31, 2016, no indicators of goodwill impairment were identified for any of our reporting units. If, based on future assessments our goodwill is deemed to be impaired, the impairment would result in a charge to earnings in the period of impairment.

Determination of Reporting Unit Fair Values—To determine the fair value of our reporting units and test for impairment, we utilize an income approach (discounted cash flow method) as we believe this is the most direct approach to incorporate the specific economic attributes and risk profiles of our reporting units into our valuation model. This is consistent with the methodology used to determine the fair value of our reporting units in previous years. We generally do not utilize a market approach given the lack of relevant information generated by market transactions involving comparable businesses. The discounted cash flow methodology is based, to a large extent, on assumptions about future events, which may or may not occur as anticipated, and such deviations could have a significant impact on the calculated estimated fair values of our reporting units. These assumptions include, but are not limited to, estimates of discount rates, future growth rates, and terminal values for each reporting unit. The discounted cash flow analysis for our reporting units tested in the fourth quarter 2015 included forecasted cash flows over a seven-year forecast period (2016 through 2022), with our 2016 business plan used as the basis for our 2016 projections. These forecasted cash flows took into consideration historical and recent results, the reporting unit’s backlog and near term prospects, and management’s outlook for the future. A terminal value was also calculated using a terminal value growth assumption to derive the annual cash flows after the discrete forecast period. A reporting unit specific discount rate was applied to the forecasted cash flows and terminal cash flows to determine the discounted future cash flows, or fair value, of each reporting unit.
Additional Reporting Unit Disclosures—Further discussion regarding the fair values of the Fabrication & Manufacturing, Federal Services and Facilities & Plant Services reporting units is below.

•
Fabrication & Manufacturing—Goodwill associated with the Fabrication & Manufacturing reporting unit was approximately $497.0 million at October 1, 2015, and the fair value of the reporting unit exceeded its net book value by approximately 13%. Key assumptions used in deriving the reporting unit’s fair value included a discount rate of 10%; an earnings before interest, taxes, depreciation and amortization (“EBITDA”) compound annual growth rate (“CAGR”) of approximately 13% from 2016 through 2022; and a terminal growth rate of 2.5%.

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
Other Long-Lived Assets
We amortize our finite-lived intangible assets on a straight-line basis with lives ranging from 4 to 20 years, absent any indicators of impairment. We review tangible assets and finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, the estimated future cash flow associated with the asset or asset group will be compared to the asset’s carrying amount to determine if an impairment exists. During the first quarter 2016, we noted no indicators of impairment. See Note 6 to our Financial Statements for additional discussion of our intangible assets.
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
Partnering Arrangements
In the ordinary course of business, we execute specific projects and conduct certain operations through joint venture, consortium and other collaborative arrangements (collectively referred to as “venture(s)”). We have various ownership interests in these ventures, with such ownership typically proportionate to our decision making and distribution rights. The ventures generally contract directly with the third party customer; however, services may be performed directly by the ventures, or may be performed by us, our partners, or a combination thereof.
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

•
Interest Rate Derivatives—At March 31, 2016, we continued to utilize a swap arrangement to hedge against interest rate variability associated with $347.2 million of our outstanding $412.5 million Term Loan. The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Loan at inception and through March 31, 2016. Accordingly, changes in the fair value of the swap arrangement are included in AOCI until the associated underlying exposure impacts our earnings.

FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q, including all documents incorporated by reference, contains forward-looking statements regarding CB&I and represents our expectations and beliefs concerning future events. These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties. When considering any statements that are predictive in nature, depend upon or refer to future events or conditions, or use or contain words, terms, phrases, or expressions such as “achieve,” “forecast,” “plan,” “propose,” “strategy,” “envision,” “hope,” “will,” “continue,” “potential,” “expect,” “believe,” “anticipate,” “project,” “estimate,” “predict,” “intend,” “should,” “could,” “may,” “might,” or similar forward-looking statements, we refer you to the cautionary statements concerning risk factors and “Forward-Looking Statements” described under “Risk Factors” in Item 1A of our 2015 Annual Report and any updates to those risk factors or “Forward-Looking Statements” included in our subsequent quarterly reports on Form 10-Q filed with the SEC, which cautionary statements are incorporated herein by reference.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk—We are exposed to market risk associated with changes in foreign currency exchange rates, which may adversely affect our results of operations, financial condition and cash flows.
One form of exposure to fluctuating exchange rates relates to the effects of translating financial statements of entities with functional currencies other than the U.S. Dollar into our reporting currency. With respect to the translation of our balance sheet, the strengthening of the U.S. Dollar against the Australian Dollar and Euro unfavorably impacted the cumulative translation adjustment component of AOCI (approximately $21.4 million), net of tax, and the strengthening of the U.S. Dollar against the Australian Dollar and Euro unfavorably impacted our cash balance (approximately $8.3 million). We generally do not hedge our exposure to potential foreign currency translation adjustments.
Another form of exposure to fluctuating exchange rates relates to the effects of transacting in currencies other than those of our entity’s functional currencies. We do not engage in currency speculation; however, we utilize foreign currency exchange rate derivatives on an ongoing basis to hedge against certain foreign currency related operating exposures. We generally seek hedge accounting treatment for contracts used to hedge operating exposures and designate them as cash flow hedges. Therefore, gains and losses, exclusive of credit risk and forward points, are included in AOCI until the associated underlying operating exposure impacts our earnings. Changes in the fair value of (1) credit risk and forward points, (2) instruments deemed ineffective during the period, and (3) instruments that we do not designate as cash flow hedges, are recognized within cost of revenue and were not material during the three months ended March 31, 2016.
At March 31, 2016, the notional value of our outstanding forward contracts to hedge certain foreign currency exchange-related operating exposures was $63.6 million, including net foreign currency exchange rate exposure associated with the purchase of U.S. Dollars ($45.5 million), Japanese Yen ($8.1 million), Euros ($6.2 million), and Kuwaiti Dinars ($3.8 million). The total fair value of these contracts was a net liability of approximately $6.8 million at March 31, 2016. The potential change in fair value for our outstanding contracts resulting from a hypothetical ten percent change in quoted foreign currency exchange rates would have been approximately $7.2 million and $2.5 million at March 31, 2016 and December 31, 2015, respectively. This potential change in fair value of our outstanding contracts would be offset by the change in fair value of the associated underlying operating exposures.
Interest Rate Risk—At March 31, 2016, we continued to utilize an interest rate swap to hedge against interest rate variability associated with $347.2 million of our outstanding $412.5 million Term Loan. The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Loan at inception and through March 31, 2016. Accordingly, changes in the fair value of the interest rate swap are recognized in AOCI. The total fair value of the contract was a net liability of approximately $0.3 million at March 31, 2016. The potential change in fair value for our interest rate swap resulting from a hypothetical one percent change in the LIBOR rate would have been approximately $1.9 million and $2.8 million at March 31, 2016 and December 31, 2015, respectively.
Other—The carrying values of our accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. At March 31, 2016, the fair values of our Term Loan and Second Term Loan, based on current market rates for debt with similar credit risk and maturities, approximated their carrying values as interest is based upon LIBOR plus an applicable floating margin. Our Senior Notes are categorized within level 2 of the valuation hierarchy and had a total fair value of approximately $799.3 million and $772.6 million at March 31, 2016 and December 31, 2015, respectively, based on current market rates for debt with similar credit risk and maturities. Our Second Senior Notes are categorized within level 2 of the valuation hierarchy and had a total fair value of approximately $206.8 million and $203.5 million at March 31, 2016 and December 31, 2015, respectively, based on current market rates for debt with similar credit risk and maturities. See Note 9 to our Financial Statements for additional discussion of our financial instruments.

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
Changes in Internal Control—There were no changes in our internal controls over financial reporting that occurred during the first quarter 2016, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
The customer for one of our large cost reimbursable projects has filed a request for arbitration with the International Chamber of Commerce, alleging cost overruns on the project. The customer has not provided evidence to substantiate its allegations and we believe all amounts incurred and billed on the project, including outstanding receivables of $195.0 million as of March 31, 2016, are contractually due under the provisions of our contract and are recoverable. We do not believe a risk of material loss is probable related to this matter, and accordingly, no amounts have been accrued.
Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Over the past several decades and through March 31, 2016, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 5,800 plaintiffs and, of those claims, approximately 1,200 claims were pending and 4,600 have been closed through dismissals or settlements. Over the past several decades and through March 31, 2016, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount of approximately two thousand dollars per claim. We review each case on its own merits and make accruals based upon the probability of loss and our estimates of the amount of liability and related expenses, if any. While we have seen an increase in the number of recent filings, especially in one specific venue, we do not believe the increase or any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow, and at March 31, 2016, we had approximately $7.1 million accrued for liability and related expenses. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that we may expect to recover because of the variability in coverage amounts, limitations and deductibles, or the viability of carriers, with respect to our insurance policies for the years in question.
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
We believe we are in compliance, in all material respects, with environmental laws and regulations and maintain insurance coverage to mitigate our exposure to environmental liabilities. We do not believe any environmental matters will have a material adverse effect on our future results of operations, financial position or cash flow. We do not anticipate we will incur material capital expenditures for environmental controls or for the investigation or remediation of environmental conditions during the remainder of 2016 or 2017.
Item 1A. Risk Factors
There have been no material changes to risk factors as previously disclosed in our 2015 Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 26, 2016.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
Item 6. Exhibits
(a) Exhibits

31.1 (1)	Certification of the Company’s Chief Executive Officer pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (1)	Certification of the Company’s Chief Financial Officer pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (1)	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 (1)	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS (1),(2)	XBRL Instance Document

101.SCH (1),(2)	XBRL Taxonomy Extension Schema Document

101.CAL (1),(2)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1),(2)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (1),(2)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1),(2)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith

(2)
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iii) the Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, (v) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2016 and 2015, and (vi) the Notes to Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 20, 2016.

Chicago Bridge & Iron Company N.V.
By:	Chicago Bridge & Iron Company B.V.
Its:	Managing Director

By:	/s/ Michael S. Taff
Michael S. Taff
Managing Director
(Principal Financial Officer and Duly Authorized Officer)