Form 10-Q
period 2016-09-30
CHICAGO BRIDGE & IRON CO N V
filed 2016-10-28
CIK 1027884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to
Commission File Number 1-12815

  CHICAGO BRIDGE & IRON COMPANY N.V.

The Netherlands	Prinses Beatrixlaan 35	98-0420223
(State or other jurisdiction of	2595 AK The Hague	(I.R.S. Employer Identification No.)
incorporation or organization)	The Netherlands
31 70 373 2010
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
☐  Yes    ☒  No
The number of shares outstanding of the registrant’s common stock as of October 18, 2016 – 100,086,084

CHICAGO BRIDGE & IRON COMPANY N.V.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)
Revenue	$2,776,177	$3,321,682	$8,139,525	$9,654,540
Cost of revenue	2,449,609	2,943,965	7,230,826	8,523,529
Gross profit	326,568	377,717	908,699	1,131,011
Selling and administrative expense	87,814	93,672	263,142	287,926
Intangibles amortization	10,485	14,948	32,256	45,542
Equity earnings	(5,394)	(1,154)	(11,369)	(5,750)
Goodwill impairment	—	453,100	—	453,100
Loss on net assets held for sale and intangible assets impairment	—	707,380	—	707,380
Other operating expense (income), net	141	(267)	1,075	1,870
Income (loss) from operations	233,522	(889,962)	623,595	(359,057)
Interest expense	(26,433)	(25,025)	(78,404)	(68,425)
Interest income	2,608	2,058	8,156	6,290
Income (loss) before taxes	209,697	(912,929)	553,347	(421,192)
Income tax (expense) benefit	(41,278)	187,375	(132,418)	38,275
Net income (loss)	168,419	(725,554)	420,929	(382,917)
Less: Net income attributable to noncontrolling interests	(46,659)	(14,879)	(68,405)	(55,773)
Net income (loss) attributable to CB&I	$121,760	$(740,433)	$352,524	$(438,690)
Net income (loss) attributable to CB&I per share:
Basic	$1.20	$(7.02)	$3.40	$(4.08)
Diluted	$1.20	$(7.02)	$3.37	$(4.08)
Weighted average shares outstanding:
Basic	101,102	105,454	103,725	107,440
Diluted	101,863	105,454	104,555	107,440
Cash dividends on shares:
Amount	$6,995	$7,333	$21,726	$22,540
Per share	$0.07	$0.07	$0.21	$0.21
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)
Net income (loss)	$168,419	$(725,554)	$420,929	$(382,917)
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	2,259	(24,944)	1,290	(61,069)
Change in unrealized fair value of cash flow hedges	155	948	1,198	868
Change in unrecognized prior service pension credits/costs	(80)	(103)	(236)	(623)
Change in unrecognized actuarial pension gains/losses	427	2,036	2,843	12,035
Comprehensive income (loss)	171,180	(747,617)	426,024	(431,706)
Net income attributable to noncontrolling interests	(46,659)	(14,879)	(68,405)	(55,773)
Change in cumulative translation adjustment attributable to noncontrolling interests	(750)	2,717	(1,294)	3,838
Comprehensive income (loss) attributable to CB&I	$123,771	$(759,779)	$356,325	$(483,641)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Cash and cash equivalents ($406,225 and $410,989 related to variable interest entities ("VIEs"))	$614,966	$550,221
Accounts receivable, net ($194,874 and $334,232 related to VIEs)	1,284,799	1,331,217
Inventory	240,185	289,658
Costs and estimated earnings in excess of billings ($22,514 and $28,130 related to VIEs)	744,923	688,314
Other current assets ($444,468 and $372,523 related to VIEs)	580,079	507,889
Total current assets	3,464,952	3,367,299
Equity investments	159,326	136,845
Property and equipment, net ($17,455 and $19,040 related to VIEs)	578,371	604,043
Goodwill	3,712,608	3,711,506
Other intangibles, net	379,578	410,949
Deferred income taxes	540,670	633,627
Other non-current assets	333,794	327,791
Total assets	$9,169,299	$9,192,060
Liabilities
Revolving facility and other short-term borrowings	$569,000	$653,000
Current maturities of long-term debt, net	372,686	147,871
Accounts payable ($437,203 and $405,853 related to VIEs)	1,173,907	1,162,077
Billings in excess of costs and estimated earnings ($577,193 and $846,180 related to VIEs)	1,737,863	1,934,111
Other current liabilities	1,134,315	959,889
Total current liabilities	4,987,771	4,856,948
Long-term debt, net	1,456,114	1,791,832
Deferred income taxes	8,300	10,239
Other non-current liabilities	370,258	369,451
Total liabilities	6,822,443	7,028,470
Shareholders’ Equity
Common stock, Euro .01 par value; shares authorized: 250,000; shares issued: 108,857 and 108,857; shares outstanding: 99,936 and 104,427	1,288	1,288
Additional paid-in capital	778,516	800,641
Retained earnings	2,043,306	1,712,508
Treasury stock, at cost: 8,921 and 4,430 shares	(353,463)	(206,407)
Accumulated other comprehensive loss	(290,239)	(294,040)
Total CB&I shareholders’ equity	2,179,408	2,013,990
Noncontrolling interests	167,448	149,600
Total shareholders’ equity	2,346,856	2,163,590
Total liabilities and shareholders’ equity	$9,169,299	$9,192,060
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2016	2015
	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$420,929	$(382,917)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	93,285	128,261
Goodwill impairment	—	453,100
Loss on net assets held for sale and intangible assets impairment	—	707,380
Deferred income taxes	87,161	(112,880)
Stock-based compensation expense	31,172	48,324
Other operating expense, net	1,075	1,870
Unrealized loss on foreign currency hedges	1,525	611
Excess tax benefits from stock-based compensation	(48)	(326)
Changes in operating assets and liabilities:
Decrease (increase) in receivables, net	46,418	(157,645)
Change in contracts in progress, net	(252,857)	(783,027)
Decrease (increase) in inventory	49,473	(13,111)
Increase (decrease) in accounts payable	11,830	(28,671)
Increase in other current and non-current assets	(13,106)	(44,303)
Increase (decrease) in other current and non-current liabilities	13,525	(36,355)
(Increase) decrease in equity investments	(3,974)	24,859
Change in other, net	8,633	21,408
Net cash provided by (used in) operating activities	495,041	(173,422)
Cash Flows from Investing Activities
Capital expenditures	(37,855)	(53,894)
Advances with partners of proportionately consolidated ventures, net	(54,158)	(218,098)
Proceeds from sale of property and equipment	2,973	6,273
Other, net	(62,646)	(52,149)
Net cash used in investing activities	(151,686)	(317,868)
Cash Flows from Financing Activities
Revolving facility and other short-term (repayments) borrowings, net	(84,000)	338,259
Long-term borrowings	—	700,000
Advances with equity method and proportionately consolidated ventures, net	195,645	184,029
Repayments on long-term debt	(112,500)	(354,479)
Excess tax benefits from stock-based compensation	48	326
Purchase of treasury stock	(206,443)	(210,748)
Issuance of stock	12,405	15,698
Dividends paid	(21,726)	(22,540)
Distributions to noncontrolling interests	(51,851)	(28,662)
Net cash (used in) provided by financing activities	(268,422)	621,883
Effect of exchange rate changes on cash and cash equivalents	(10,188)	(58,016)
Increase in cash and cash equivalents	64,745	72,577
Cash and cash equivalents, beginning of the year	550,221	351,323
Cash and cash equivalents, end of the period	$614,966	$423,900

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except per share data)

	Nine Months Ended September 30, 2016
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Non - controlling Interests	Total Shareholders’ Equity
	Shares	Amount			Shares	Amount
	(Unaudited)
Balance at December 31, 2015	104,427	$1,288	$800,641	$1,712,508	4,430	$(206,407)	$(294,040)	$149,600	$2,163,590
Net income	—	—	—	352,524	—	—	—	68,405	420,929
Change in cumulative translation adjustment, net	—	—	—	—	—	—	(4)	1,294	1,290
Change in unrealized fair value of cash flow hedges, net	—	—	—	—	—	—	1,198	—	1,198
Change in unrecognized prior service pension credits/costs, net	—	—	—	—	—	—	(236)	—	(236)
Change in unrecognized actuarial pension gains/losses, net	—	—	—	—	—	—	2,843	—	2,843
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(51,851)	(51,851)
Dividends paid ($0.21 per share)	—	—	—	(21,726)	—	—	—	—	(21,726)
Stock-based compensation expense	—	—	31,172	—	—	—	—	—	31,172
Purchase of treasury stock	(5,768)	—	—	—	5,768	(206,443)	—	—	(206,443)
Issuance of stock	1,277	—	(53,297)	—	(1,277)	59,387	—	—	6,090
Balance at September 30, 2016	99,936	$1,288	$778,516	$2,043,306	8,921	$(353,463)	$(290,239)	$167,448	$2,346,856

	Nine Months Ended September 30, 2015
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Non - controlling Interests	Total Shareholders’ Equity
	Shares	Amount			Shares	Amount
	(Unaudited)
Balance at December 31, 2014	107,806	$1,283	$776,864	$2,246,770	601	$(24,428)	$(262,397)	$138,211	$2,876,303
Net (loss) income	—	—	—	(438,690)	—	—	—	55,773	(382,917)
Change in cumulative translation adjustment, net	—	—	—	—	—	—	(57,231)	(3,838)	(61,069)
Change in unrealized fair value of cash flow hedges, net	—	—	—	—	—	—	868	—	868
Change in unrecognized prior service pension credits/costs, net	—	—	—	—	—	—	(623)	—	(623)
Change in unrecognized actuarial pension gains/losses, net	—	—	—	—	—	—	12,035	—	12,035
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(28,662)	(28,662)
Dividends paid ($0.21 per share)	—	—	—	(22,540)	—	—	—	—	(22,540)
Stock-based compensation expense	—	—	48,324	—	—	—	—	—	48,324
Issuance to treasury stock	—	5	19,894	—	450	(19,899)	—	—	—
Purchase of treasury stock	(4,480)	—	—	—	4,480	(210,748)	—	—	(210,748)
Issuance of stock	1,396	—	(47,418)	—	(1,396)	58,449	—	—	11,031
Balance at September 30, 2015	104,722	$1,288	$797,664	$1,785,540	4,135	$(196,626)	$(307,348)	$161,484	$2,242,002

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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
Basis of Presentation—We believe these Financial Statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our results of operations for the three and nine months ended September 30, 2016 and 2015, our financial position as of September 30, 2016 and our cash flows for the nine months ended September 30, 2016 and 2015. The December 31, 2015 Condensed Consolidated Balance Sheet was derived from our December 31, 2015 audited Consolidated Balance Sheet, adjusted to conform to our current year presentation.
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
Revenue Recognition—Our revenue is primarily derived from long-term contracts and is generally recognized using the percentage of completion (“POC”) method, primarily based on the percentage that actual costs-to-date bear to total estimated costs to complete each contract. We follow the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Revenue Recognition Topic 605-35 for accounting policies relating to our use of the POC method, estimating costs, and revenue recognition, including the recognition of incentive fees, unapproved change orders and claims, and combining and segmenting contracts. We primarily utilize the cost-to-cost approach to estimate POC as we believe this method is less subjective than relying on assessments of physical progress. Under the cost-to-cost approach, the use of estimated costs to complete each contract is a significant variable in the process of determining recognized revenue and is a significant factor in the accounting for contracts. Significant estimates that impact the cost to complete each contract are costs of engineering, materials, components, equipment, labor and subcontracts; labor productivity; schedule durations, including subcontractor or supplier progress; liquidated damages; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts in progress. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates. Backlog for each of our operating groups generally consists of several hundred contracts, and our results may be impacted by changes in estimated project margins. For the three and nine months ended September 30, 2016, significant changes in estimated margins on two projects resulted in an increase to our income from operations of approximately $112,000, and significant changes in estimated margins on two other projects resulted in a decrease to our income from operations of approximately $104,000. For the three and nine months ended September 30, 2015, individual projects with significant changes in estimated margins did not have a material net impact on our income from operations.
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
Cost of revenue for our long-term contracts includes direct contract costs, such as materials and labor, and indirect costs that are attributable to contract activity. The timing of when we bill our customers is generally dependent upon advance billing terms, milestone billings based on the completion of certain phases of the work, or when services are provided. Projects with costs and estimated earnings recognized to date in excess of cumulative billings is reported on the Condensed Consolidated Balance Sheet (“Balance Sheet”) as costs and estimated earnings in excess of billings. Projects with cumulative billings in excess of costs and estimated earnings recognized to date is reported on the Balance Sheet as billings in excess of costs and estimated earnings. The net balances on our Balance Sheet are collectively referred to as Contracts in Progress, net and the components of these balances at September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016		December 31, 2015
	Asset	Liability	Asset	Liability
Costs and estimated earnings on contracts in progress	$10,639,073	$28,309,401	$14,853,683	$21,942,765
Billings on contracts in progress	(9,894,150)	(30,047,264)	(14,165,369)	(23,876,876)
Contracts in Progress, net	$744,923	$(1,737,863)	$688,314	$(1,934,111)

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Any uncollected billed amounts, including contract retentions, are reported as accounts receivable. At September 30, 2016 and December 31, 2015, accounts receivable included contract retentions of approximately $73,500 and $62,900, respectively. Contract retentions due beyond one year were not material at September 30, 2016 or December 31, 2015.
Revenue for our service contracts that do not satisfy the criteria for revenue recognition under the POC method is recorded at the time services are performed. Revenue associated with incentive fees for these contracts is recognized when earned. Unbilled receivables for our service contracts are recorded within accounts receivable and were approximately $100,000 and $71,600 at September 30, 2016 and December 31, 2015, respectively.
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
Our billed and unbilled revenue may be exposed to potential credit risk if our customers should encounter financial difficulties, and we maintain reserves for specifically-identified potential uncollectible receivables. At September 30, 2016 and December 31, 2015, our allowances for doubtful accounts were not material.
Other Operating Expense (Income), Net—Other operating expense (income), net generally represents (gains) losses associated with the sale or disposition of property and equipment. For the nine months ended September 30, 2015, other operating expense (income), net also included a gain of approximately $7,500 related to the contribution of a technology to our unconsolidated Chevron-Lummus Global (“CLG”) joint venture and a foreign exchange loss of approximately $11,000 associated with the re-measurement of certain non-U.S. Dollar denominated net assets, both of which occurred during the three months ended March 31, 2015.
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

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency—The nature of our business activities involves the management of various financial and market risks, including those related to changes in foreign currency exchange rates. The effects of translating financial statements of foreign operations into our reporting currency are recognized as a cumulative translation adjustment in accumulated other comprehensive income (loss) (“AOCI”) which is net of tax, where applicable. With the exception of a foreign exchange loss of approximately $11,000 included within other operating expense (income), net related to the re-measurement of certain non-U.S. Dollar denominated net assets during the three months ended March 31, 2015, foreign currency transactional and re-measurement exchange gains (losses) are included within cost of revenue and were not material for the three and nine months ended September 30, 2016 and 2015.
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

•
Interest Rate Derivatives—At September 30, 2016, we continued to utilize a swap arrangement to hedge against interest rate variability associated with $309,313 of our outstanding $337,500 unsecured term loan (the “Term Loan”). The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Loan at inception and through September 30, 2016. Accordingly, changes in the fair value of the swap arrangement are included in AOCI until the associated underlying exposure impacts our earnings.

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
In February 2015, the FASB issued ASU 2015-02, which amends existing consolidation requirements in ASC 810 associated with: (1) determining the consolidation model and assessing control for limited partnerships and similar entities; (2) determining when fees paid to decision makers or service providers are variable interests; and (3) evaluating interests held by de facto agents or related parties of the reporting entity. We adopted the standard upon its effective date in the first quarter 2016. Our adoption did not have a material impact on our Financial Statements.
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
In March 2016, the FASB issued ASU 2016-09, which modifies the accounting for excess tax benefits and tax deficiencies associated with share-based payments, and amends the associated cash flow presentation. ASU 2016-09 eliminates the requirement to recognize excess tax benefits in additional paid-in capital (“APIC”), and the requirement to evaluate tax deficiencies for APIC or income tax expense classification, and provides for these benefits or deficiencies to be recorded as an income tax expense or benefit in the income statement. Additionally, tax benefits of dividends on share-based payment awards will also be reflected as an income tax expense or benefit in the income statement. With these changes, tax-related cash flows resulting from share-based payments will be classified as operating activities as opposed to financing, as currently presented. We will adopt the standard upon its effective date in the first quarter 2017 and do not expect that it will have a material impact on our Financial Statements.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. EARNINGS PER SHARE
A reconciliation of weighted average basic shares outstanding to weighted average diluted shares outstanding and the computation of basic and diluted EPS are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss) attributable to CB&I	$121,760	$(740,433)	$352,524	$(438,690)
Weighted average shares outstanding—basic	101,102	105,454	103,725	107,440
Effect of restricted shares/performance based shares/stock options (1)	746	—	816	—
Effect of directors’ deferred-fee shares (1)	15	—	14	—
Weighted average shares outstanding—diluted	101,863	105,454	104,555	107,440
Net income (loss) attributable to CB&I per share:
Basic	$1.20	$(7.02)	$3.40	$(4.08)
Diluted	$1.20	$(7.02)	$3.37	$(4.08)

(1)
Antidilutive shares excluded from diluted EPS were not material for the three and nine months ended September 30, 2016. The effect of restricted, performance based, stock options and directors’ deferred-fee shares were not included in the calculation of diluted EPS for the three and nine months ended September 30, 2015 due to the net loss for the periods.

4. DISPOSITION OF NUCLEAR OPERATIONS
As more fully described in our 2015 Annual Report, on December 31, 2015 we completed the sale of our nuclear power construction business (the “Nuclear Operations”), previously included within our Engineering & Construction operating group, to Westinghouse Electric Company LLC (“WEC”) for transaction consideration of approximately $161,000, which will be received upon WEC’s substantial completion of certain acquired contracts. The present value of the estimated consideration was approximately $147,000 at September 30, 2016, and is recorded within other non-current assets on our Balance Sheet. The imputed interest on the estimated consideration is included within interest income on our Statement of Operations. As a result of the sale, during the three and nine months ended September 30, 2015, we recorded a non-cash pre-tax charge related to the impairment of goodwill and intangible assets and a loss on net assets held for sale. A summary of the charge is as follows:

Three and Nine Months Ended September 30, 2015
Loss on net assets held for sale	$628,280
Intangible assets impairment	79,100
Loss on net assets held for sale and intangible assets impairment	707,380
Goodwill impairment	453,100
Total pre-tax charge	$1,160,480
The net tax benefit of the charge was approximately $256,300, reflecting the non-deductibility of the goodwill impairment, and resulted in an after-tax charge of approximately $904,200. The impact of the loss on net assets held for sale and intangible assets impairment is included in “Loss on net assets held for sale and intangible assets impairment” in our Statement of Operations, and the impact of the goodwill impairment is included in “Goodwill impairment” in our Statement of Operations.
Supplemental unaudited revenue and pre-tax income of our former Nuclear Operations is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2015
Revenue	$502,922	$1,555,508
Pre-tax income	$45,715	$163,115

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. INVENTORY
The components of inventory at September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016	December 31, 2015
Raw materials	$71,378	$142,170
Work in process	94,322	58,884
Finished goods	74,485	88,604
Total	$240,185	$289,658
6. GOODWILL AND OTHER INTANGIBLES
Goodwill—At September 30, 2016 and December 31, 2015, our goodwill balances were $3,712,608 and $3,711,506, respectively, attributable to the excess of the purchase price over the fair value of net assets acquired in connection with our acquisitions. The change in goodwill for the nine months ended September 30, 2016 was as follows:

Total (1)
Balance at December 31, 2015	$3,711,506
Foreign currency translation and other	3,679
Amortization of tax goodwill in excess of book goodwill	(2,577)
Balance at September 30, 2016	$3,712,608

(1)
At September 30, 2016, we had approximately $453,100 of cumulative impairment losses, which were recorded during the three months ended September 30, 2015 related to the sale of our Nuclear Operations.

As discussed further in Note 2, goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually at a reporting unit level, absent any indicators of impairment or when other actions require an impairment assessment (such as a change in reporting units). We perform our annual impairment assessment during the fourth quarter of each year based upon balances as of October 1. At December 31, 2015, we had the following seven reporting units within our four operating groups:

•	Engineering & Construction—Our Engineering & Construction operating group represented a reporting unit.

•	Fabrication Services—Our Fabrication Services operating group included three reporting units: Steel Plate Structures, Fabrication & Manufacturing and Engineered Products.

•	Technology—Our Technology operating group represented a reporting unit.

•	Capital Services—Our Capital Services operating group included two reporting units: Facilities & Plant Services and Federal Services.
During the three months ended December 31, 2015, we performed a quantitative assessment of goodwill for each of the aforementioned reporting units. Based upon these quantitative assessments, the fair value of each of our reporting units exceeded their respective net book values, and accordingly no impairment charge was necessary as a result of our impairment assessments.
Reporting Unit Realignment—During the three months ended September 30, 2016, our Steel Plate Structures, Fabrication & Manufacturing and Engineered Products operations, all within our Fabrication Services operating group, were integrated and operationally combined. As a result, we reevaluated our reporting units within the Fabrication Services operating group and determined that the Fabrication Services operating group now represented a single reporting unit. In conjunction with the aforementioned reorganization of our Fabrication Services operating group and change in reporting units, we performed a quantitative assessment of goodwill for each of the reporting units immediately before the change in reporting units, and for the new Fabrication Services reporting unit. Based on these quantitative assessments, the fair value of each of the reporting units exceeded their respective net book values, and accordingly, no impairment charge was necessary as a result of the change in reporting units. During the nine months ended September 30, 2016, we had no other changes to our reporting units and no indicators of goodwill impairment were identified for any of our reporting units. If, based on future assessments our goodwill is deemed to be impaired, the impairment would result in a charge to earnings in the period of impairment. There can be no assurance that future goodwill impairment tests will not result in charges to earnings.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Intangible Assets—The following table provides a summary of our acquired finite-lived intangible assets at September 30, 2016 and December 31, 2015, including the September 30, 2016 weighted-average useful lives for each major intangible asset class and in total:

		September 30, 2016		December 31, 2015
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Backlog and customer relationships (1)	18 Years	$261,586	$(60,535)	$281,072	$(66,666)
Process technologies	15 Years	272,894	(130,023)	271,028	(115,608)
Tradenames	10 Years	64,887	(29,231)	64,790	(23,667)
Total (2)	16 Years	$599,367	$(219,789)	$616,890	$(205,941)

(1)
Backlog and customer relationships intangibles totaling approximately $19,500 became fully amortized during the three months ended March 31, 2016 and were therefore removed from the September 30, 2016 gross carrying and accumulated amortization balances above.

(2)	The remaining decrease in other intangibles, net during the nine months ended September 30, 2016 primarily related to amortization expense of approximately $32,300.
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

The following table presents summarized balance sheet information for our share of our proportionately consolidated VIEs:

	September 30, 2016	December 31, 2015
CB&I/Zachry
Current assets (1)	$291,047	$298,916
Non-current assets	3,837	6,689
Total assets	$294,884	$305,605
Current liabilities (1)	$434,367	$454,943
CB&I/Zachry/Chiyoda
Current assets (1)	$84,983	$84,696
Current liabilities (1)	$76,039	$86,124
CB&I/Chiyoda
Current assets (1)	$401,896	$424,781
Current liabilities (1)	$263,162	$433,526

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)
Our venture arrangements allow for excess working capital of the ventures to be advanced to the venture partners. Such advances are returned to the venture for working capital needs as necessary. Accordingly, at a reporting period end a venture may have advances to its partners which are reflected as an advance receivable within current assets of the venture. At September 30, 2016 and December 31, 2015, other current assets on the Balance Sheet included approximately $379,200 and $325,000, respectively, related to our proportionate share of advances from the ventures to our venture partners, and other current liabilities included approximately $392,500 and $334,900, respectively, related to advances to CB&I from the ventures.

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

•
NetPower LLC (“NetPower”)—We have a venture with Exelon and 8 Rivers Capital (CB&I—33.3% / Exelon—33.3% / 8 Rivers Capital—33.3%), which was formed for the purpose of developing, commercializing and monetizing a new natural gas power generation system that recovers essentially all the carbon dioxide produced during combustion. NetPower is building a first-of-its-kind demonstration plant which is being funded by contributions and services from the venture partners and other parties. We have determined the venture to be a VIE; however, we do not effectively control NetPower and therefore do not consolidate it. Our cash commitment for NetPower totals $47,300 and at September 30, 2016, we had made cumulative investments totaling approximately $32,900 of the $47,300.

•
CB&I/CTCI Corporation (“CTCI”)—We have a venture with CTCI (CB&I—50% / CTIC—50%) to perform EPC work for a liquids ethylene cracker and associated units in Sohar, Oman. We have determined the venture to be a VIE; however, we do not effectively control CB&I/CTCI and therefore do not consolidate it. Our proportionate share of the venture project value is approximately $1,400,000. Our venture arrangement allows for excess working capital of the venture to be advanced to the venture partners. Such advances are returned to the venture for working capital needs as necessary. At September 30, 2016, other current liabilities included approximately $138,000 related to advances to CB&I from the venture.

Consolidated Ventures—The following is a summary description of our significant joint ventures we consolidate due to their designation as VIEs for which we are the primary beneficiary:

•
CB&I/Kentz—We have a venture with Kentz (CB&I—65% / Kentz—35%) to perform the structural, mechanical, piping, electrical and instrumentation work on, and to provide commissioning support for, three LNG trains, including associated utilities and a gas processing and compression plant, for the Gorgon LNG project, located on Barrow Island, Australia. Our venture project value is approximately $5,800,000.

•
CB&I/AREVA—We have a venture with AREVA (CB&I—52% / AREVA—48%) to design, license and construct a mixed oxide fuel fabrication facility in Aiken, South Carolina. Our venture project value is approximately $5,800,000.

The following table presents summarized balance sheet information for our consolidated VIEs:

	September 30, 2016	December 31, 2015
CB&I/Kentz
Current assets	$162,499	$214,291
Current liabilities	$171,855	$191,471
CB&I/AREVA
Current assets	$23,864	$24,269
Current liabilities	$55,503	$65,674
All Other (1)
Current assets	$109,272	$112,532
Non-current assets	17,647	19,253
Total assets	$126,919	$131,785
Current liabilities	$22,517	$32,001

(1)	Other ventures that we consolidate are not individually material to our financial results and are therefore aggregated as “All Other”.

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
8. DEBT
Our outstanding debt at September 30, 2016 and December 31, 2015 was as follows:

	September 30, 2016	December 31, 2015
Current
Revolving facility and other short-term borrowings	$569,000	$653,000

Current maturities of long-term debt	375,000	150,000
Less: unamortized debt issuance costs	(2,314)	(2,129)
Current maturities of long-term debt, net of unamortized debt issuance costs	372,686	147,871
Current debt, net of unamortized debt issuance costs	$941,686	$800,871
Long-Term
Term Loan: $1,000,000 term loan (interest at LIBOR plus a floating margin)	$337,500	$450,000
Second Term Loan: $500,000 term loan (interest at LIBOR plus a floating margin)	500,000	500,000
Senior Notes: $800,000 senior notes, series A-D (fixed interest ranging from 4.15% to 5.30%)	800,000	800,000
Second Senior Notes: $200,000 senior notes (fixed interest of 4.53%)	200,000	200,000
Less: unamortized debt issuance costs	(6,386)	(8,168)
Less: current maturities of long-term debt	(375,000)	(150,000)
Long-term debt, net of unamortized debt issuance costs	$1,456,114	$1,791,832
Committed Facilities—We have a five-year, $1,350,000, committed and unsecured revolving facility (the “Revolving Facility”) with Bank of America N.A. (“BofA”), as administrative agent, and BNP Paribas Securities Corp., BBVA Compass, Credit Agricole Corporate and Investment Bank (“Credit Agricole”) and TD Securities, each as syndication agents, which expires in October 2018. The Revolving Facility has a $270,000 financial letter of credit sublimit and certain financial and restrictive covenants, including a maximum leverage ratio of 3.25, a minimum fixed charge coverage ratio of 1.75, and a minimum net worth level calculated as $1,736,651 at September 30, 2016. The Revolving Facility also includes customary restrictions regarding subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, and mergers and acquisitions, and includes a trailing twelve-month limitation of $250,000 for dividend payments and share repurchases if our leverage ratio exceeds 1.50 (unlimited if our leverage ratio is equal to or below 1.50), among other restrictions. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. The interest, commitment fee, and letter of credit fee percentages are based upon our quarterly leverage ratio. In the event we borrow funds under the facility, interest is assessed at either prime plus an applicable floating margin (3.50% and 0.75%, respectively at September 30, 2016), or LIBOR plus an applicable floating margin (0.52% and 1.75%, respectively at September 30, 2016). At September 30, 2016, we had $100,000 outstanding borrowings under the facility and $82,000 of outstanding letters of credit under the facility (none of which were financial letters of credit), providing $1,168,000 of available capacity. During the nine months ended September 30, 2016, our weighted average interest rate on borrowings under the facility was approximately 2.2%, inclusive of the applicable floating margin.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have a five-year, $800,000, committed and unsecured revolving credit facility (the “Second Revolving Facility”) with BofA, as administrative agent, and BNP Paribas Securities Corp., BBVA Compass, Credit Agricole and Bank of Tokyo Mitsubishi UFJ, each as syndication agents, which expires in July 2020. The Second Revolving Facility supplements our Revolving Facility, has a $50,000 financial letter of credit sublimit and has financial and restrictive covenants similar to those noted above for the Revolving Facility. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. The interest, commitment fee, and letter of credit fee percentages are based upon our quarterly leverage ratio. In the event we borrow funds under the facility, interest is assessed at either prime plus an applicable floating margin (3.50% and 0.75%, respectively at September 30, 2016), or LIBOR plus an applicable floating margin (0.52% and 1.75%, respectively at September 30, 2016). At September 30, 2016, we had $6,000 of outstanding borrowings and $14,800 of outstanding letters of credit under the facility (including $2,927 of financial letters of credit), providing $779,200 of available capacity. During the nine months ended September 30, 2016, our weighted average interest rate on borrowings under the facility was approximately 4.2%, inclusive of the applicable floating margin.
Uncommitted Facilities—We also have various short-term, uncommitted letter of credit and borrowing facilities (the “Uncommitted Facilities”) across several geographic regions of approximately $4,448,065, of which $563,000 may be utilized for borrowings. At September 30, 2016, we had $463,000 of outstanding borrowings and $1,598,766 of outstanding letters of credit under these facilities, providing $2,386,299 of available capacity, of which $100,000 may be utilized for borrowings. During the nine months ended September 30, 2016, our weighted average interest rate on borrowings under the facilities was approximately 1.6%.
Term Loans—At September 30, 2016, we had $337,500 outstanding on a four-year, $1,000,000 unsecured term loan (the “Term Loan”) with BofA as administrative agent. Interest and principal under the Term Loan is payable quarterly in arrears and bears interest at LIBOR plus an applicable floating margin (0.52% and 1.75%, respectively at September 30, 2016). However, we continue to utilize an interest rate swap to hedge against $309,313 of the outstanding Term Loan, which resulted in a weighted average interest rate of approximately 2.3% during the nine months ended September 30, 2016, inclusive of the applicable floating margin. Future annual maturities for the Term Loan are $37,500 and $300,000 for the remainder of 2016 and 2017, respectively. The Term Loan includes financial and restrictive covenants similar to those noted above for the Revolving Facility.
At September 30, 2016, we had $500,000 outstanding on a five-year, $500,000 unsecured term loan (the “Second Term Loan”) with BofA as administrative agent. Interest and principal under the Second Term Loan is payable quarterly in arrears beginning in June 2017 and bears interest at LIBOR plus an applicable floating margin (rates are equivalent to the Term Loan). During the nine months ended September 30, 2016, our weighted average interest rate on the Second Term Loan was approximately 2.2%, inclusive of the applicable floating margin. Future annual maturities for the Second Term Loan are $56,250, $75,000, $75,000 and $293,750 for 2017, 2018, 2019, and 2020, respectively. The Second Term Loan has financial and restrictive covenants similar to those noted above for the Revolving Facility.
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
Compliance and Other—During the nine months ended September 30, 2016, maximum outstanding borrowings under our revolving credit and other facilities were approximately $1,444,000. In addition to providing letters of credit, we also issue surety bonds in the ordinary course of business to support our contract performance. At September 30, 2016, we had $787,878 of outstanding surety bonds. At September 30, 2016, we were in compliance with all of our financial and restrictive covenants associated with our debt and revolving credit facilities. Capitalized interest was insignificant for the nine months ended September 30, 2016 and 2015.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. FINANCIAL INSTRUMENTS
Derivatives
Foreign Currency Exchange Rate Derivatives—At September 30, 2016, the notional value of our outstanding forward contracts to hedge certain foreign exchange-related operating exposures was approximately $131,500. These contracts vary in duration, maturing up to five years from period-end. We designate certain of these hedges as cash flow hedges and accordingly, changes in their fair value are recognized in AOCI until the associated underlying operating exposure impacts our earnings. Forward points, which are deemed to be an ineffective portion of the hedges, are recognized within cost of revenue and are not material.
Interest Rate Derivatives—We continue to utilize a swap arrangement to hedge against interest rate variability associated with $309,313 of our outstanding $337,500 Term Loan. The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Loan at inception and through September 30, 2016. Accordingly, changes in the fair value of the swap arrangement are recognized in AOCI until the associated underlying exposure impacts our earnings.
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

•
Level 3—Fair value is based upon internally-developed models that use, as their basis, significant unobservable market parameters. We did not have any level 3 classifications at September 30, 2016 or December 31, 2015.

The following table presents the fair value of our foreign currency exchange rate derivatives and interest rate derivatives at September 30, 2016 and December 31, 2015, respectively, by valuation hierarchy and balance sheet classification:

	September 30, 2016				December 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivative Assets (1)
Other current assets	$—	$1,111	$—	$1,111	$—	$3,344	$—	$3,344
Other non-current assets	—	305	—	305	—	180	—	180
Total assets at fair value	$—	$1,416	$—	$1,416	$—	$3,524	$—	$3,524
Derivative Liabilities
Other current liabilities	$—	$(3,186)	$—	$(3,186)	$—	$(7,568)	$—	$(7,568)
Other non-current liabilities	—	(57)	—	(57)	—	(607)	—	(607)
Total liabilities at fair value	$—	$(3,243)	$—	$(3,243)	$—	$(8,175)	$—	$(8,175)

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

The carrying values of our cash and cash equivalents (primarily consisting of bank deposits), accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. At September 30, 2016, the fair values of our Term Loan and Second Term Loan, based upon the current market rates for debt with similar credit risk and maturities, approximated their carrying values as interest is based upon LIBOR plus an applicable floating margin. Our Senior Notes and Second Senior Notes are categorized within level 2 of the valuation hierarchy. Our Senior Notes had a total fair value of approximately $808,600 and $772,600 at September 30, 2016 and December 31, 2015, respectively, based on current market rates for debt with similar credit risk and maturities. Our Second Senior Notes had a total fair value of approximately $213,100 and $203,500 at September 30, 2016 and December 31, 2015, respectively, based on current market rates for debt with similar credit risk and maturities.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivatives Disclosures
Fair Value—The following table presents the total fair value by underlying risk and balance sheet classification for derivatives designated as cash flow hedges and derivatives not designated as cash flow hedges at September 30, 2016 and December 31, 2015:

	Other Current and Non-Current Assets		Other Current and Non-Current Liabilities
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Derivatives designated as cash flow hedges
Interest rate	$—	$471	$(69)	$(192)
Foreign currency	373	944	(9)	(1,858)
Fair value	$373	$1,415	$(78)	$(2,050)
Derivatives not designated as cash flow hedges
Foreign currency	$1,043	$2,109	$(3,165)	$(6,125)
Fair value	$1,043	$2,109	$(3,165)	$(6,125)
Total fair value	$1,416	$3,524	$(3,243)	$(8,175)
Master Netting Arrangements (“MNAs”)—Our derivatives are executed under International Swaps and Derivatives Association MNAs, which generally allow us and our counterparties to net settle, in a single net payable or receivable, obligations due on the same day, in the same currency and for the same type of derivative instrument. We have elected the option to record all derivatives on a gross basis in our Balance Sheet. The following table presents our derivative assets and liabilities at September 30, 2016 on a gross basis and a net settlement basis:

	Gross Amounts Recognized (i)	Gross Amounts Offset on the Balance Sheet (ii)	Net Amounts Presented on the Balance Sheet (iii) = (i) - (ii)	Gross Amounts Not Offset on the Balance Sheet (iv)		Net Amount (v) = (iii) - (iv)
				Financial Instruments	Cash Collateral Received
Derivative Assets
Interest rate	$—	$—	$—	$—	$—	$—
Foreign currency	1,416	—	1,416	(13)	—	1,403
Total assets	$1,416	$—	$1,416	$(13)	$—	$1,403
Derivative Liabilities
Interest rate	$(69)	$—	$(69)	$—	$—	$(69)
Foreign currency	(3,174)	—	(3,174)	13	—	(3,161)
Total liabilities	$(3,243)	$—	$(3,243)	$13	$—	$(3,230)
AOCI/Other—The following table presents the total value, by underlying risk, recognized in other comprehensive income (“OCI”) and reclassified from AOCI to interest expense (interest rate derivatives) and cost of revenue (foreign currency derivatives) during the three and nine months ended September 30, 2016 and 2015 for derivatives designated as cash flow hedges:

	Amount of Gain (Loss) on Effective Derivative Portion
	Recognized in OCI				Reclassified from AOCI into Earnings (1)
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Derivatives designated as cash flow hedges
Interest rate	$159	$(932)	$(802)	$(3,154)	$(110)	$(435)	$(454)	$(1,362)
Foreign currency	(401)	1,754	420	(986)	142	(2,027)	(772)	(4,497)
Total	$(242)	$822	$(382)	$(4,140)	$32	$(2,462)	$(1,226)	$(5,859)

(1)	Net unrealized gains totaling $133 are anticipated to be reclassified from AOCI into earnings during the next 12 months due to settlement of the associated underlying obligations.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the total value recognized in cost of revenue for the three and nine months ended September 30, 2016 and 2015 for foreign currency derivatives not designated as cash flow hedges:

	Amount of Gain (Loss) Recognized in Earnings
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Derivatives not designated as cash flow hedges
Foreign currency	$(3,058)	$7,969	$(12,217)	$5,686
Total	$(3,058)	$7,969	$(12,217)	$5,686
10. RETIREMENT BENEFITS
Our 2015 Annual Report disclosed anticipated 2016 defined benefit pension and other postretirement plan contributions of approximately $16,900 and $2,400, respectively. The following table provides updated contribution information for these plans at September 30, 2016:

	Pension Plans	Other Postretirement Plans
Contributions made through September 30, 2016	$12,379	$1,826
Contributions expected for the remainder of 2016	4,820	608
Total contributions expected for 2016	$17,199	$2,434
The following table provides a breakout of the components of net periodic benefit cost associated with our defined benefit pension and other postretirement plans for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Pension Plans
Service cost	$2,364	$2,656	$7,075	$7,992
Interest cost	5,754	5,849	17,647	17,500
Expected return on plan assets	(6,548)	(7,135)	(20,165)	(21,341)
Amortization of prior service credits	(156)	(156)	(468)	(467)
Recognized net actuarial losses	1,423	1,921	4,359	5,759
Net periodic benefit cost	$2,837	$3,135	$8,448	$9,443
Other Postretirement Plans
Service cost	$176	$158	$528	$593
Interest cost	340	357	1,021	1,158
Recognized net actuarial gains	(840)	(757)	(2,521)	(2,022)
Net periodic benefit income	$(324)	$(242)	$(972)	$(271)
11. COMMITMENTS AND CONTINGENCIES
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

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Arbitration Matter—The customer for one of our large cost reimbursable projects has filed a request for arbitration with the International Chamber of Commerce, alleging cost overruns on the project. The customer has not provided evidence to substantiate its allegations and we believe all amounts incurred and billed on the project, including outstanding receivables of approximately $232,000 as of September 30, 2016, are contractually due under the provisions of our contract and are recoverable. We do not believe a risk of material loss is probable related to this matter, and accordingly, no amounts have been accrued. Further, we have asserted counterclaims for our outstanding receivables.
Dispute Related to Sale of Nuclear Operations—As discussed further in Note 4, on December 31, 2015, we sold our Nuclear Operations to WEC. In connection with the transaction, a customary post-closing purchase price adjustment mechanism was negotiated to account for any difference between target working capital and actual working capital as finally determined. On April 28, 2016, WEC delivered to us a purported closing statement estimating closing working capital to be negative $976,506, which was $2,150,506 less than target working capital. In contrast, we had calculated closing working capital to be $1,601,805, which is $427,805 greater than target working capital. On July 21, 2016, we filed a complaint against WEC in the Court of Chancery in the State of Delaware seeking a declaration that WEC has no remedy for the vast majority of its claims and requesting an injunction barring WEC from bringing such claims. WEC has filed a motion for judgment on the pleadings requesting that the court dismiss our complaint. The court plans to hear oral argument on the motion on November 7, 2016. We do not believe a risk of material loss is probable related to the matters in dispute, and accordingly, no amounts have been accrued. We intend to vigorously pursue this litigation and our rights under the purchase agreement.
Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Over the past several decades and through September 30, 2016, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 6,000 plaintiffs and, of those claims, approximately 1,300 claims were pending and 4,700 have been closed through dismissals or settlements. Over the past several decades and through September 30, 2016, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount of approximately two thousand dollars per claim. We review each case on its own merits and make accruals based upon the probability of loss and our estimates of the amount of liability and related expenses, if any. While we have seen an increase in the number of recent filings, especially in one specific venue, we do not believe the increase or any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow, and at September 30, 2016, we had approximately $6,900 accrued for liability and related expenses. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that we may expect to recover because of the variability in coverage amounts, limitations and deductibles, or the viability of carriers, with respect to our insurance policies for the years in question.
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

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents changes in AOCI, net of tax, by component, during the nine months ended September 30, 2016:

	Currency Translation Adjustment (1)	Unrealized Fair Value Of Cash Flow Hedges	Defined Benefit Pension and Other Postretirement Plans	Total
Balance at December 31, 2015	$(209,281)	$(967)	$(83,792)	$(294,040)
OCI before reclassifications	(4)	569	1,209	1,774
Amounts reclassified from AOCI	—	629	1,398	2,027
Net OCI	(4)	1,198	2,607	3,801
Balance at September 30, 2016	$(209,285)	$231	$(81,185)	$(290,239)

(1)
During the nine months ended September 30, 2016, the currency translation adjustment component of AOCI was not materially impacted by net movements in the Australian Dollar, British Pound, Colombian Peso and Euro exchange rates against the U.S. Dollar.

The following table presents reclassification of AOCI into earnings, net of tax, for each component, during the nine months ended September 30, 2016:

Amount Reclassified From AOCI
Unrealized Fair Value Of Cash Flow Hedges (1)
Interest rate derivatives (interest expense)	$454
Foreign currency derivatives (cost of revenue)	772
Total before tax	$1,226
Tax	(597)
Total net of tax	$629
Defined Benefit Pension and Other Postretirement Plans (2)
Amortization of prior service credits	$(468)
Recognized net actuarial losses	1,838
Total before tax	$1,370
Tax	28
Total net of tax	$1,398

(1)	See Note 9 for further discussion of our cash flow hedges, including the total value reclassified from AOCI to earnings.

(2)	See Note 10 for further discussion of our defined benefit and other postretirement plans, including the components of net periodic benefit cost.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. EQUITY-BASED INCENTIVE PLANS AND OTHER EQUITY ACTIVITY
Under our equity-based incentive plans (our “Incentive Plans”), we can issue shares to employees and directors in the form of restricted stock units (“RSUs”), performance based shares (including those based upon financial or stock price performance) and stock options. Changes in common stock, additional paid-in capital and treasury stock during the nine months ended September 30, 2016 and 2015 primarily relate to activity associated with our Incentive Plans and share repurchases.
During the nine months ended September 30, 2016, we had the following share grants associated with our Incentive Plans:

	Shares (1)	Weighted Average Grant-Date Fair Value per Share
RSUs	1,057	$33.36
Financial performance based shares	665	$33.56
Stock performance based shares	166	$37.41
Total shares granted	1,888

(1)	No stock options were granted during the nine months ended September 30, 2016.
During the nine months ended September 30, 2016, we had the following share issuances associated with our Incentive Plans and employee stock purchase plan (“ESPP”):

Shares
Financial performance based shares (issued upon vesting)	370
RSUs (issued upon vesting)	504
Stock options (issued upon exercise)	44
ESPP shares (issued upon sale)	359
Total shares issued	1,277
During the three months ended September 30, 2016 and 2015, we recognized $9,824 and $10,122, respectively, of stock-based compensation expense, and during the nine months ended September 30, 2016 and 2015, we recognized $30,982 and $49,185, respectively, of stock-based compensation expense, primarily within selling and administrative expense.
During the nine months ended September 30, 2016, we repurchased 5,768 shares for $206,443 (an average price of $35.79), including $198,166 to purchase 5,522 shares of our outstanding common stock and $8,277 to purchase 246 shares for taxes withheld on taxable share distributions.
14. UNAPPROVED CHANGE ORDERS, CLAIMS, INCENTIVES AND OTHER CONTRACT RECOVERIES
At September 30, 2016 and December 31, 2015, we had unapproved change orders and claims included in project price totaling approximately $78,000 and $98,500, respectively, for projects primarily within our Engineering & Construction and Fabrication Services operating groups. At September 30, 2016 and December 31, 2015, we also had incentives included in project price of approximately $67,600 and $99,300, respectively, for projects in our Engineering & Construction, Fabrication Services and Capital Services operating groups. Of the aforementioned unapproved change orders, claims and incentives, approximately $123,600 had been recognized as revenue on a cumulative POC basis through September 30, 2016.
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
Our Chief Executive Officer evaluates the performance of the aforementioned operating groups based upon revenue and income from operations. Each operating group’s income from operations reflects corporate costs, allocated based primarily upon revenue. Intersegment revenue is netted against the revenue of the segment receiving the intersegment services. For the three months ended September 30, 2016 and 2015, intersegment revenue totaled approximately $78,200 and $96,800, respectively, and for the nine months ended September 30, 2016 and 2015, intersegment revenue totaled approximately $168,000 and $320,000, respectively. Intersegment revenue for the aforementioned periods primarily related to services provided by our Fabrication Services and Capital Services operating groups to our Engineering & Construction operating group.
The following table presents total revenue and income from operations by reportable segment for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue
Engineering & Construction	$1,660,149	$1,946,426	$4,719,603	$5,681,134
Fabrication Services	512,772	640,201	1,556,972	1,889,340
Technology	90,487	118,269	219,561	310,605
Capital Services	512,769	616,786	1,643,389	1,773,461
Total revenue	$2,776,177	$3,321,682	$8,139,525	$9,654,540
Income (Loss) From Operations
Engineering & Construction (1)	$133,946	$(1,007,354)	$341,504	$(694,469)
Fabrication Services	55,624	61,408	160,726	169,744
Technology	27,310	31,911	76,718	116,676
Capital Services	16,642	24,073	44,647	48,992
Total income (loss) from operations	$233,522	$(889,962)	$623,595	$(359,057)

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
We continue to be broadly diversified across the global energy infrastructure market. Our geographic diversity is illustrated by approximately 30% of our year to date 2016 revenue coming from projects outside the U.S. and approximately 20% of our September 30, 2016 backlog of $19.8 billion (including approximately $1.8 billion related to our equity method joint ventures) being comprised of projects outside the U.S. The geographic mix of our revenue will evolve consistent with changes in our backlog mix, as well as shifts in future global energy demand. Our diversity in energy infrastructure end markets ranges from downstream activities such as gas processing, LNG, refining, and petrochemicals, to fossil based power plants and upstream activities such as offshore oil and gas and onshore oil sands projects. Planned investments across the natural gas value chain, including LNG and petrochemicals, remain strong, and we anticipate additional benefits from continued investments in projects based on U.S. shale gas. Global investments in power and petrochemical facilities are expected to continue, as are investments in various types of facilities which require storage structures and pre-fabricated pipe.
Our long-term contracts are awarded on a competitively bid and negotiated basis using a range of contracting options, including cost-reimbursable, fixed-price and hybrid, which has both cost-reimbursable and fixed-price characteristics. Under cost-reimbursable contracts, we generally perform our services in exchange for a price that consists of reimbursement of all customer-approved costs and a profit component, which is typically a fixed rate per hour, an overall fixed fee or a percentage of total reimbursable costs. Under fixed-price contracts, we perform our services and execute our projects at an established price. The timing of our revenue recognition may be impacted by the contracting structure of our contracts. Cost-reimbursable contracts, and hybrid contracts with a more significant cost-reimbursable component, generally provide our customers with greater influence over the timing of when we perform our work, and accordingly, such contracts often result in less predictability with respect to the timing of our revenue. Fixed-price contracts, and hybrid contracts with a more significant fixed-price component, tend to provide us with greater control over project schedule and the timing of when work is performed and costs are incurred, and accordingly, when revenue is recognized. Our shorter-term contracts and services are generally provided on a cost-reimbursable, fixed-price or unit price basis. Our September 30, 2016 backlog distribution by contracting type was approximately 70% fixed-price, hybrid, or unit based and 30% cost-reimbursable and is further described below within our operating group discussion.
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
Backlog for each of our operating groups generally consists of several hundred contracts, which are being executed globally. These contracts vary in size from less than one hundred thousand dollars in contract value to several billion dollars, with varying durations that can exceed five years. The differing types, sizes, and durations of our contracts, combined with their geographic diversity and stages of completion, often results in fluctuations in our quarterly operating group results as a percentage of operating group revenue. In addition, the relative contribution of each of our operating groups, and selling and administrative expense fluctuations, will impact our quarterly consolidated results as a percentage of consolidated revenue. Selling and administrative expense fluctuations are impacted by our stock-based compensation costs, which are generally higher in the first quarter of each year due to the timing of stock awards and the accelerated expensing of awards for participants that are eligible to retire. Although quarterly variability is not unusual in our business, absent the impact of the sale of our Nuclear Operations, which represented approximately $502.9 million and $1.6 billion of our revenue for the three and nine months ended September 30, 2015, respectively, we are currently not aware of any fundamental change in our backlog or business that would give rise to future operating results that would be significantly different from our recent historical norms.
Engineering & Construction—Our Engineering & Construction operating group provides EPC services for major energy infrastructure facilities.
Backlog for our Engineering & Construction operating group comprised approximately $11.1 billion (56%) of our consolidated September 30, 2016 backlog (including approximately $1.3 billion related to our equity method joint ventures). The backlog composition by end market was approximately 40% LNG, 30% petrochemical, 20% power, 5% refining, and 5% gas processing and other end markets. Our LNG backlog was primarily concentrated in the Asia Pacific and North American regions. We anticipate significant opportunities will be derived from North America and Africa. Our petrochemical backlog was primarily concentrated in the U.S. and the Middle East region and we anticipate significant opportunities will continue to be derived from these regions. Our power backlog was primarily concentrated in the U.S. and we anticipate that our significant future opportunities will be derived from North America. The majority of our refining-related backlog was derived from the Middle East and Russia and we anticipate that our future opportunities will continue to be derived from these regions. Our gas processing projects were primarily concentrated in the U.S. and the Asia Pacific region, where we anticipate continued strength, in addition to the Middle East. Our September 30, 2016 backlog distribution for this operating group by contracting type was approximately 80% fixed-price and hybrid and 20% cost-reimbursable.
Fabrication Services—Our Fabrication Services operating group provides fabrication and erection of steel plate structures; fabrication of piping systems and process modules; manufacturing and distribution of pipe and fittings; and engineered products for the oil and gas, petrochemical, power generation, water and wastewater, mining and mineral processing industries.
Backlog for our Fabrication Services operating group comprised approximately $2.3 billion (12%) of our consolidated September 30, 2016 backlog. The backlog composition by end market was approximately 45% petrochemical, 25% LNG (including low temp and cryogenic), 15% power, 5% refining, 5% gas processing and 5% other end markets. Our September 30, 2016 backlog distribution for this operating group by contracting type was approximately 95% fixed-price, hybrid, or unit based, with the remainder being cost-reimbursable.
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
Backlog for our Technology operating group comprised approximately $941.0 million (5%) of our consolidated September 30, 2016 backlog (including approximately $454.9 million related to our equity method joint ventures) and was primarily comprised of fixed-price contracts.
Capital Services—Our Capital Services operating group provides comprehensive and integrated maintenance services, environmental engineering and remediation, construction services, program management, and disaster response and recovery for private-sector customers and governments.
Backlog for our Capital Services operating group comprised approximately $5.5 billion (27%) of our consolidated September 30, 2016 backlog. The backlog composition by end market was approximately 65% operations and maintenance services, 15% environmental services, 15% construction services and 5% program and project management, and was primarily concentrated in the U.S. Our September 30, 2016 backlog distribution for this operating group by contracting type was approximately 75% cost-reimbursable and 25% fixed-price and unit based.

RESULTS OF OPERATIONS
Our backlog, new awards, revenue and income from operations by reportable segment were as follows:

	September 30, 2016		% of Total		December 31, 2015		% of Total
Backlog	(In thousands)
Engineering & Construction	$11,070,405		56%		$12,892,804		57%
Fabrication Services	2,309,333		12%		3,107,500		14%
Technology	940,960		5%		963,058		4%
Capital Services	5,451,159		27%		5,680,577		25%
Total backlog	$19,771,857				$22,643,939

	Three Months Ended September 30,				Nine Months Ended September 30,
	(In thousands)
	2016	% of Total	2015	% of Total	2016	% of Total	2015	% of Total
New Awards
Engineering & Construction	$1,492,429	55%	$2,407,835	60%	$2,779,238	49%	$4,923,193	50%
Fabrication Services	225,716	8%	840,658	21%	852,383	15%	2,612,747	26%
Technology	119,348	5%	97,539	3%	310,737	5%	255,648	3%
Capital Services	878,930	32%	654,270	16%	1,730,303	31%	2,084,413	21%
Total new awards	$2,716,423		$4,000,302		$5,672,661		$9,876,001

	2016	% of Total	2015	% of Total	2016	% of Total	2015	% of Total
Revenue
Engineering & Construction	$1,660,149	60%	$1,946,426	59%	$4,719,603	58%	$5,681,134	59%
Fabrication Services	512,772	19%	640,201	19%	1,556,972	19%	1,889,340	20%
Technology	90,487	3%	118,269	3%	219,561	3%	310,605	3%
Capital Services	512,769	18%	616,786	19%	1,643,389	20%	1,773,461	18%
Total revenue	$2,776,177		$3,321,682		$8,139,525		$9,654,540

	2016	% of Revenue	2015	% of Revenue	2016	% of Revenue	2015	% of Revenue
Income (Loss) From Operations
Engineering & Construction	$133,946	8.1%	$(1,007,354)	(51.8)%	$341,504	7.2%	$(694,469)	(12.2)%
Fabrication Services	55,624	10.8%	61,408	9.6%	160,726	10.3%	169,744	9.0%
Technology	27,310	30.2%	31,911	27.0%	76,718	34.9%	116,676	37.6%
Capital Services	16,642	3.2%	24,073	3.9%	44,647	2.7%	48,992	2.8%
Total income (loss) from operations	$233,522	8.4%	$(889,962)	(26.8)%	$623,595	7.7%	$(359,057)	(3.7)%
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

New awards were $2.7 billion for the third quarter 2016 (including approximately $17.0 million related to our equity method joint ventures), compared with $4.0 billion for the corresponding 2015 period. Significant new awards for the third quarter 2016 included a gas turbine power project in the U.S. (approximately $600.0 million); a refinery project in Russia (approximately $460.0 million); and federal funding allocations for our mixed oxide fuel fabrication facility project in the U.S. and scope increases for our LNG mechanical erection project in the Asia Pacific region (approximately $365.0 million combined), all within our Engineering & Construction operating group; and refinery maintenance services in North America (approximately $320.0 million combined) within our Capital Services operating group. Significant new awards for the third quarter 2015 included petrochemical facility projects in the U.S. (approximately $1.8 billion combined); and federal funding allocations for our mixed oxide fuel fabrication facility project in the U.S. and scope increases for our LNG mechanical erection project in the Asia Pacific region (approximately $520.0 million combined), all within our Engineering & Construction operating group.
New awards were $5.7 billion for the first nine months of 2016 (including approximately $84.0 million related to our equity method joint ventures), compared with $9.9 billion for the corresponding 2015 period. The nine month 2016 period included the aforementioned third quarter 2016 awards, and awards in the first half of 2016, including scope increases for our LNG mechanical erection project in the Asia Pacific region (approximately $515.0 million); and two gas turbine power projects in the U.S. (approximately $500.0 million combined) for our Engineering & Construction operating group. The nine month 2015 period included the aforementioned third quarter 2015 awards, and awards in the first half of 2015, including our proportionate share of a $2.0 billion additional LNG train for an LNG export facility in the U.S. (approximately $675.0 million) that we are executing through a proportionately consolidated joint venture arrangement; a gas turbine power project in the U.S. (approximately $600.0 million); and federal funding allocations for our mixed oxide fuel fabrication facility project in the U.S. and scope increases for our LNG mechanical erection project in the Asia Pacific region (approximately $360.0 million combined), all within our Engineering & Construction operating group; and refinery maintenance services in North America (approximately $310.0 million combined) for our Capital Services operating group. See Operating Group Results below for further discussion.
Backlog at September 30, 2016 was approximately $19.8 billion (including approximately $1.8 billion related to our equity method joint ventures), compared with $22.6 billion at December 31, 2015 (including approximately $1.8 billion related to our equity method joint ventures), with the decrease reflecting the impact of revenue exceeding new awards by $2.5 billion and other adjustments, primarily related to reductions in maintenance backlog for our Capital Services operating group.
Certain contracts within our Capital Services and Engineering & Construction operating groups are dependent upon funding from the U.S. government, where funds are appropriated on a year-by-year basis, while contract performance may take more than one year. Approximately $1.1 billion of our backlog at September 30, 2016 for these operating groups was for contractual commitments that are subject to future funding decisions.
Revenue—Revenue was $2.8 billion for the third quarter 2016, representing a decrease of $545.5 million (16.4%) compared with the corresponding 2015 period. Revenue was $8.1 billion for the first nine months of 2016, representing a decrease of $1.5 billion (15.7%) compared with the corresponding 2015 period. Our third quarter and year-to-date 2015 revenue included approximately $502.9 million and $1.6 billion, respectively, of revenue attributable to our former Nuclear Operations. The table below summarizes our third quarter and year-to-date 2015 revenue excluding the Nuclear Operations.

	Three Months Ended September 30,				Nine Months Ended September 30,
	(In thousands)
	2016	% of Total	2015	% of Total	2016	% of Total	2015	% of Total
Excluding Nuclear Operations	$2,776,177	100%	$2,818,760	85%	$8,139,525	100%	$8,099,032	84%
Nuclear Operations	—	—%	502,922	15%	—	—%	1,555,508	16%
Total revenue	$2,776,177		$3,321,682		$8,139,525		$9,654,540
Excluding the impact of our former Nuclear Operations, revenue for the third quarter 2016 decreased by $42.6 million (1.5%) compared with the corresponding 2015 period, and revenue for the first nine months of 2016 increased by $40.5 million (0.5%) compared with the corresponding 2015 period. Our third quarter and year-to-date 2016 revenue benefited from increased activity on our LNG export facility projects in the U.S. within our Engineering & Construction operating group; offset by the wind down of various tank projects in North America, South America and the Asia Pacific region within our Fabrication Services operating group; a reduction in plant maintenance activity within our Capital Services operating group; and decreased activity on our large cost reimbursable LNG mechanical erection project in the Asia Pacific region and refinery project in Colombia within our Engineering & Construction operating group. Our revenue for the first half of 2016 also benefited from increased activity on other projects in the U.S. and Asia Pacific region within our Engineering & Construction operating group. See Operating Group Results below for further discussion.

Gross Profit—Gross profit was $326.6 million (11.8% of revenue) for the third quarter 2016, compared with $377.7 million (11.4% of revenue) for the corresponding 2015 period. Gross profit was $908.7 million (11.2% of revenue) for the first nine months of 2016, compared with $1.1 billion (11.7% of revenue) for the corresponding 2015 period. Our third quarter and year-to-date 2015 results included approximately $52.2 million and $182.4 million, respectively, of gross profit attributable to our former Nuclear Operations. The table below summarizes our third quarter and year-to-date 2015 gross profit excluding the Nuclear Operations.

	Three Months Ended September 30,				Nine Months Ended September 30,
	(In thousands)
	2016	% of Revenue	2015	% of Revenue	2016	% of Revenue	2015	% of Revenue
Excluding Nuclear Operations	$326,568	11.8%	$325,502	11.5%	$908,699	11.2%	$948,596	11.7%
Nuclear Operations	—	—%	52,215	10.4%	—	—%	182,415	11.7%
Total gross profit	$326,568	11.8%	$377,717	11.4%	$908,699	11.2%	$1,131,011	11.7%
Excluding the impact of our former Nuclear Operations, gross profit was approximately $325.5 million (11.5% of revenue) for the third quarter 2015 and $948.6 million (11.7% of revenue) for the first nine months of 2015. Our third quarter 2016 gross profit percentage increased compared to the 2015 period due to the net impact of changes in estimated recoveries and changes in forecast costs on certain projects, partly offset by a lower margin mix. Our year-to-date 2016 gross profit percentage decreased compared to the 2015 period due to the first half of 2016 impacts of lower revenue volume for our higher margin Technology operating group, a lower margin mix, and reduced leverage of our operating costs, partly offset by the aforementioned third quarter 2016 impacts. See Operating Group Results below for further discussion.
Selling and Administrative Expense—Selling and administrative expense was $87.8 million (3.2% of revenue) for the third quarter 2016, compared with $93.7 million (2.8% of revenue) for the corresponding 2015 period. Selling and administrative expense was $263.1 million (3.2% of revenue) for the first nine months of 2016, compared with $287.9 million (3.0% of revenue) for the corresponding 2015 period. The decrease for the third quarter and year-to-date 2016 was primarily due to lower incentive plan costs (approximately $1.5 million and $21.5 million, respectively) and lower expense attributable to our former Nuclear Operations, partly offset by inflationary increases. Our third quarter 2016 expense also benefited from of our cost reduction initiatives. Our stock-based compensation costs, which are predominantly in selling and administrative expense, are generally higher in the first quarter of each year due to the timing of stock awards and the accelerated expensing of awards for participants that are eligible to retire. Stock-based compensation expense totaled approximately $31.0 million and $49.2 million for the first nine months of 2016 and 2015, respectively, or 76% and 88% of estimated annual expense for each of the respective periods.
Intangibles Amortization—Intangibles amortization was $10.5 million and $32.3 million for the third quarter and first nine months of 2016, respectively, compared with $14.9 million and $45.5 million for the corresponding 2015 periods. The decrease relative to the 2015 periods was primarily due to lower intangible balances resulting from the impairment of certain intangible assets in the third quarter 2015 and intangible assets that became fully amortized during the first quarter 2016.
Equity Earnings—Equity earnings were $5.4 million and $11.4 million for the third quarter and first nine months of 2016, respectively, compared with $1.2 million and $5.8 million for the corresponding 2015 periods and were primarily associated with our unconsolidated CLG and CTCI joint ventures within our Technology and Engineering & Construction operating groups, respectively.
Loss on Net Assets Held For Sale and Impairment of Intangible Assets and Goodwill—As a result of the Agreement to sell our Nuclear Operations discussed in Note 4 to our Financial Statements, during the third quarter 2015, we recorded a non-cash charge of approximately $1.2 billion related to the impairment of goodwill ($453.1 million) and intangible assets ($79.1 million) and an estimated loss on net assets held for sale ($628.3 million).
Other Operating Expense (Income), Net—Other operating expense (income), net generally represents (gains) losses associated with the sale or disposition of property and equipment. For the first nine months of 2015, other operating expense (income), net also included a gain of approximately $7.5 million related to the contribution of a technology to our unconsolidated CLG joint venture and a foreign exchange loss of approximately $11.0 million associated with the re-measurement of certain non-U.S. Dollar denominated net assets, both of which occurred during the first quarter 2015.

Income (Loss) from Operations— Income from operations was $233.5 million (8.4% of revenue) for the third quarter 2016, compared with a loss from operations of $(890.0) million (26.8% of revenue) for the corresponding 2015 period. Income from operations was $623.6 million (7.7% of revenue) for the first nine months of 2016, compared with a loss from operations of $(359.1) million (3.7% of revenue) for the corresponding 2015 period. Our third quarter and year-to-date 2015 results included approximately $45.7 million and $163.1 million, respectively, of income from operations attributable to our former Nuclear Operations and the aforementioned charge of approximately $1.2 billion resulting from the Agreement to sell our Nuclear Operations. The table below summarizes our third quarter and year-to-date 2015 income from operations excluding the Nuclear Operations and charge.

	Three Months Ended September 30,				Nine Months Ended September 30,
	(In thousands)
	2016	% of Revenue	2015	% of Revenue	2016	% of Revenue	2015	% of Revenue
Excluding Nuclear Operations and Charge	$233,522	8.4%	$224,803	8.0%	$623,595	7.7%	$638,308	7.9%
Nuclear Operations	—	—%	45,715	9.1%	—	—%	163,115	10.5%
Charge related to Nuclear Operations	—	—%	(1,160,480)	—%	—	—%	(1,160,480)	—%
Total income (loss) from operations	$233,522	8.4%	$(889,962)	(26.8)%	$623,595	7.7%	$(359,057)	(3.7)%
Excluding the impact of our former Nuclear Operations and charge, income from operations was approximately $224.8 million (8.0% of revenue) for the third quarter 2015 and approximately $638.3 million (7.9% of revenue) for the first nine months of 2015. The changes in our third quarter and year-to-date 2016 income from operations compared to the 2015 periods were due to the reasons noted above. See Operating Group Results below for further discussion.
Interest Expense and Interest Income—Interest expense was $26.4 million for the third quarter 2016, compared with $25.0 million for the corresponding 2015 period. Interest expense was $78.4 million for the first nine months of 2016, compared with $68.4 million for the corresponding 2015 period. Our third quarter and year-to-date 2016 periods were impacted by higher revolving credit facility borrowings. Our year-to-date 2016 period was also impacted by higher long-term borrowings, which occurred in the third quarter 2015. Interest income was $2.6 million for the third quarter 2016, compared with $2.1 million for the corresponding 2015 period. Interest income was $8.2 million for the first nine months of 2016, compared with $6.3 million for the corresponding 2015 period.
Income Tax (Expense) Benefit—Income tax expense was $41.3 million (19.7% of pre-tax income) for the third quarter 2016, compared with an income tax benefit of $187.4 million (20.5% of pre-tax loss) for the corresponding 2015 period. Income tax expense was $132.4 million (23.9% of pre-tax income) for the first nine months of 2016, compared with an income tax benefit of $38.3 million (9.1% of pre-tax loss) for the corresponding 2015 period. The aforementioned $1.2 billion charge during the third quarter 2015 related to the Agreement to sell our Nuclear Operations resulted in a net tax benefit of $256.3 million during the third quarter and year-to-date 2015 periods. Excluding this net benefit, our income tax expense for the third quarter and first nine months of 2015 was $68.9 million and $218.0 million, respectively (27.8% and 29.5%, respectively, of pre-tax income excluding the charge).
Our third quarter 2016 tax rate benefited from anticipated lower full year pre-tax income in higher tax rate jurisdictions, primarily the U.S. (approximately 3.0%) and previously unrecognized tax benefits (approximately 3.5%). Our year-to-date 2016 tax rate was impacted by the aforementioned, as well as the first half of 2016 benefiting from previously unrecognized tax benefits, changes in tax laws relating to our U.S. state deferred tax assets and changes in tax rates relating to our non-U.S. deferred tax assets (approximately 2.5% combined). Our third quarter and year-to-date 2015 tax rates benefited from previously unrecognized tax benefits and other adjustments recorded during the periods (approximately 4.0% and 3.0%, respectively).
Our third quarter and year-to-date 2016 tax rates decreased relative to the 2015 periods, excluding the impact of the charge, due to anticipated lower pre-tax income in higher tax rate jurisdictions, primarily the U.S., and a greater benefit from pre-tax income represented by noncontrolling interests (approximately 5.5% combined, for both the third quarter and year-to-date periods). Our tax rate may continue to experience fluctuations due primarily to changes in the geographic distribution of our pre-tax income.
Net Income Attributable to Noncontrolling Interests—Noncontrolling interests are primarily associated with our consolidated joint venture projects within our Engineering & Construction operating group and certain operations in the U.S. and Middle East within our Capital Services and Fabrication Services operating groups. Net income attributable to noncontrolling interests was $46.7 million for the third quarter 2016, compared with $14.9 million for the corresponding 2015 period. Net income attributable to noncontrolling interests was $68.4 million for the first nine months of 2016, compared with $55.8 million for the corresponding 2015 period. The change compared to the 2015 periods was commensurate with the level of applicable operating results for the aforementioned projects and operations. See Operating Group Results below for further discussion.
Operating Group Results
Engineering & Construction
New Awards—New awards were $1.5 billion for the third quarter 2016, compared with $2.4 billion for the corresponding 2015 period. Significant new awards for the third quarter 2016 included a gas turbine power project in the U.S. (approximately $600.0 million); a refinery project in Russia (approximately $460.0 million); and federal funding allocations for our mixed oxide fuel fabrication facility project in the U.S. and scope increases for our LNG mechanical erection project in the Asia Pacific region (approximately $365.0 million combined). Significant new awards for the third quarter 2015 included petrochemical facility projects in the U.S. (approximately $1.8 billion combined); federal funding allocations for our mixed oxide fuel fabrication facility project in the U.S. and scope increases for our LNG mechanical erection project in the Asia Pacific region (approximately $520.0 million combined); a chemicals plant project in the U.S. (approximately $100.0 million); and scope increases for our former large nuclear projects in the U.S. (approximately $130.0 million).
New awards were $2.8 billion for the first nine months of 2016, compared with $4.9 billion for the corresponding 2015 period. The nine month 2016 period included the aforementioned third quarter 2016 awards, and awards during the first half of 2016, including scope increases for our LNG mechanical erection project in the Asia Pacific region (approximately $515.0 million); and two gas turbine power projects in the U.S. (approximately $500.0 million combined). The nine month 2015 period included the aforementioned third quarter 2015 awards, and awards during the first half of 2015, including our proportionate share of a $2.0 billion additional LNG train for an LNG export facility in the U.S. (approximately $675.0 million) that we are executing through a proportionately consolidated joint venture arrangement; a gas turbine power project in the U.S. (approximately $600.0 million); federal funding allocations for our mixed oxide fuel fabrication facility project in the U.S. and scope increases for our LNG mechanical erection project in the Asia Pacific region (approximately $360.0 million combined); an ethylene storage facility in the U.S. (approximately $115.0 million); engineering and procurement services for a refinery project in Russia; and scope increases for our former large nuclear projects in the U.S. (approximately $350.0 million).
Revenue—Revenue was $1.7 billion for the third quarter 2016, representing a decrease of $286.3 million (14.7%) compared with the corresponding 2015 period. Revenue was $4.7 billion for the first nine months of 2016, representing a decrease of $961.5 million (16.9%) compared with the corresponding 2015 period. Our third quarter and year-to-date 2015 revenue included approximately $502.9 million and $1.6 billion, respectively, of revenue attributable to our former Nuclear Operations. The table below summarizes our third quarter and year-to-date 2015 revenue excluding the Nuclear Operations.

	Three Months Ended September 30,				Nine Months Ended September 30,
	(In thousands)
	2016	% of Total	2015	% of Total	2016	% of Total	2015	% of Total
Excluding Nuclear Operations	$1,660,149	100%	$1,443,504	74%	$4,719,603	100%	$4,125,626	73%
Nuclear Operations	—	—%	502,922	26%	—	—%	1,555,508	27%
Total revenue	$1,660,149		$1,946,426		$4,719,603		$5,681,134
Excluding the impact of our former Nuclear Operations, revenue for the third quarter 2016 increased by $216.6 million (15.0%) compared with the corresponding 2015 period, and revenue for the first nine months of 2016 increased by $594.0 million (14.4%) compared with the corresponding 2015 period. Our third quarter and year-to-date 2016 revenue benefited from increased activity on our LNG export facility projects in the U.S. (approximately $300.0 million and $980.0 million, respectively) and various other projects in the U.S. and Asia Pacific region, partly offset by decreased activity on our large cost reimbursable LNG mechanical erection project in the Asia Pacific region and refinery project in Colombia (approximately $90.0 million and $620.0 million combined, respectively).
Approximately $640.0 million and $1.7 billion of the operating group’s quarter and year-to-date 2016 revenue, respectively, was attributable to our LNG export facility projects in the U.S., compared with approximately $340.0 million and $730.0 million, respectively, for the corresponding 2015 periods. Approximately $380.0 million and $1.0 billion of the operating group’s quarter and year-to-date 2016 revenue, respectively, was attributable to our large cost reimbursable projects, compared with approximately $470.0 million and $1.6 billion, respectively, for the corresponding 2015 periods.
Income (Loss) from Operations—Income from operations was $133.9 million (8.1% of revenue) for the third quarter 2016, compared with a loss from operations of $(1.0) billion (51.8% of revenue) for the corresponding 2015 period. Income from operations was $341.5 million (7.2% of revenue) for the first nine months of 2016, compared with a loss from operations of $(694.5) million (12.2% of revenue) for the corresponding 2015 period. Our third quarter and year-to-date 2015 results included approximately $45.7 million and $163.1 million, respectively, of income from operations attributable to our former

Nuclear Operations and the aforementioned charge of approximately $1.2 billion resulting from the Agreement to sell our Nuclear Operations. The results for the year-to-date 2015 period for our former Nuclear Operations benefited by approximately $28.0 million from the net impact of cost increases and adjustments to project price on our former large U.S. nuclear projects during the first half of 2015. The table below summarizes our third quarter and year-to-date 2015 income from operations excluding the Nuclear Operations and charge.

	Three Months Ended September 30,				Nine Months Ended September 30,
	(In thousands)
	2016	% of Revenue	2015	% of Revenue	2016	% of Revenue	2015	% of Revenue
Excluding Nuclear Operations and Charge	$133,946	8.1%	$107,411	7.4%	$341,504	7.2%	$302,896	7.3%
Nuclear Operations	—	—%	45,715	9.1%	—	—%	163,115	10.5%
Charge related to Nuclear Operations	—	—%	(1,160,480)	—%	—	—%	(1,160,480)	—%
Total income (loss) from operations	$133,946	8.1%	$(1,007,354)	(51.8)%	$341,504	7.2%	$(694,469)	(12.2)%
Excluding the impact of our former Nuclear Operations and the charge, income from operations was approximately $107.4 million (7.4% of revenue) for the third quarter 2015 and approximately $302.9 million (7.3% of revenue) for the first nine months of 2015. Our third quarter 2016 results benefited from changes in estimated recoveries on a large consolidated joint venture project that is nearing completion and increased recoveries on another project. This benefit was substantially offset by the impact of cost increases on two projects (approximately $104.0 million combined), one of which is substantially complete. The other project is now in a loss position and our estimate to complete was impacted by lower than anticipated labor productivity. Our third quarter 2016 results also benefited from higher revenue volume and leverage of operating costs. Our year-to-date 2016 results were impacted by the aforementioned third quarter impacts, as well as impacts during the first half of 2016, including net cost increases on various projects, primarily in the U.S. (approximately $14.0 million combined), and a lower margin mix, partly offset by the benefit of higher revenue volume.
Fabrication Services
New Awards—New awards were $225.7 million for the third quarter 2016, compared with $840.7 million for the corresponding 2015 period. New awards for the third quarter 2016 included various storage and pipe fabrication awards throughout the world. Significant new awards for the third quarter 2015 included engineering and fabrication for low-temperature tanks in the U.S. (approximately $300.0 million) and engineering, procurement, fabrication and erection for storage spheres in the U.S. (approximately $70.0 million).
New awards were $852.4 million for the first nine months of 2016, compared with $2.6 billion for the corresponding 2015 period. The nine month 2016 period included the aforementioned third quarter 2016 awards, and awards during the first half of 2016, including refurbishment of crude oil storage tanks in the Middle East (approximately $60.0 million); crude oil storage tanks in Canada (approximately $50.0 million); and various storage and pipe fabrication awards throughout the world. The nine month 2015 period included the aforementioned third quarter 2015 awards, and awards during the first half of 2015, including scope increases for our former large nuclear projects in the U.S. (approximately $250.0 million); work scopes for our U.S. LNG export facility projects; engineering and fabrication for a hydrotreater in the U.S. (approximately $95.0 million); engineered products for a refinery in Russia (approximately $93.0 million); storage tanks for a clean fuels project in the Middle East (approximately $60.0 million); an oil sands project in Canada (approximately $50.0 million); and pipe fabrication for a petrochemical project in the U.S. (approximately $40.0 million).
Revenue—Revenue was $512.8 million for the third quarter 2016, representing a decrease of $127.4 million (19.9%) compared with the corresponding 2015 period. Revenue was $1.6 billion for the first nine months of 2016, representing a decrease of $332.4 million (17.6%), compared with the corresponding 2015 period. Our third quarter and year-to-date 2016 revenue were impacted by the wind down of various storage tank projects in North America, South America and the Asia Pacific region and lower engineered products activity (approximately $160.0 million and $420.0 million combined, respectively), partly offset by increased fabrication activity.
Income from Operations—Income from operations was $55.6 million (10.8% of revenue) for the third quarter 2016, compared with $61.4 million (9.6% of revenue) for the corresponding 2015 period. Income from operations was $160.7 million (10.3% of revenue) for the first nine months of 2016, compared with $169.7 million (9.0% of revenue) for the corresponding 2015 period. Our third quarter 2016 results were impacted by lower revenue volume and reduced leverage of our operating costs. Our year-to-date 2016 results were impacted by the aforementioned third quarter impacts, as well as impacts during the first half of 2016, including lower revenue volume and cost increases on two projects in North America and the Asia Pacific region that are substantially complete (approximately $26.0 million combined), partly offset by net savings on various projects throughout the world. Our third quarter 2015 results were impacted by net cost increases on various projects in the U.S.

(approximately $13.0 million). Our year-to-date 2015 results were impacted by the aforementioned third quarter 2015 impacts, as well as impacts during the first half of 2015, including cost increases on a project in the U.S. (approximately $12.0 million) and a foreign exchange loss (approximately $11.0 million) associated with the re-measurement of certain non-U.S. Dollar denominated net assets.
Technology
New Awards—New awards were $119.3 million for the third quarter 2016 (including approximately $17.0 million related to our equity method joint ventures), compared with $97.5 million for the corresponding 2015 period. New awards were $310.7 million for the first nine months of 2016 (including approximately $84.0 million related to our equity method joint ventures), compared with $255.6 million for the corresponding 2015 period. New awards for the third quarter and year-to-date 2016 periods included alkylation licensing in North America and China; petrochemical licensing in Europe and China; and catalyst awards throughout the world. New awards for the third quarter and year-to-date 2015 periods primarily included refining and petrochemical catalysts in North America and Africa.
Revenue—Revenue was $90.5 million for the third quarter 2016, representing a decrease of $27.8 million (23.5%) compared with the corresponding 2015 period. Revenue was $219.6 million for the first nine months of 2016, representing a decrease of $91.0 million (29.3%) compared with the corresponding 2015 period. Our third quarter and year-to-date 2016 revenue were impacted by lower catalyst volume and the timing of new awards.
Income from Operations—Income from operations was $27.3 million (30.2% of revenue) for the third quarter 2016, compared with $31.9 million (27.0% of revenue) for the corresponding 2015 period. Income from operations was $76.7 million (34.9% of revenue) for the first nine months of 2016, compared with $116.7 million (37.6% of revenue) for the corresponding 2015 period. Our third quarter 2016 results benefited from a higher margin mix, partly offset by the impact of lower revenue volume. Our year-to-date 2016 results were impacted by the aforementioned third quarter 2016 impacts, offset by lower revenue volume in the first half of 2016. In addition, our year-to-date 2015 results benefited from a gain of approximately $7.5 million associated with the contribution of a technology to our unconsolidated CLG joint venture during the first half of 2015.
Capital Services
New Awards—New awards were $878.9 million for the third quarter 2016, compared with $654.3 million for the corresponding 2015 period. Significant new awards for the third quarter 2016 included refinery maintenance services (approximately $320.0 million combined); power plant services (approximately $150.0 million combined); military base services (approximately $75.0 million); and landfill services (approximately $50.0 million), all within North America. Significant new awards for the third quarter 2015 included power plant services (approximately $125.0 million); work for the Rapid Disaster Infrastructure Response Program of the U.S. Army Corps of Engineers (approximately $60.0 million); chemical plant operations and maintenance services (approximately $60.0 million); and site construction for a hydrotreater (approximately $45.0 million), all within North America; and world-wide military installation fuel services for the U.S. Federal Government (approximately $100.0 million).
New awards were $1.7 billion for the first nine months of 2016, compared with $2.1 billion for the corresponding 2015 period. The nine month 2016 period included the aforementioned third quarter 2016 awards, and awards during the first half of 2016, including power plant services (approximately $230.0 million combined); and refinery maintenance service (approximately $40.0 million), all within North America; and environmental remediation work for the U.S. Navy globally (approximately $70.0 million). The nine month 2015 period included the aforementioned third quarter 2015 awards, and awards during the first half of 2015, including refinery maintenance services (approximately $310.0 million combined); power plant services (approximately $250.0 million); scope increases for a chemical plant expansion project (approximately $115.0 million); and coking unit services (approximately $50.0 million), all within North America; and refinery maintenance services in South America (approximately $120.0 million).
Revenue—Revenue was $512.8 million for the third quarter 2016, representing a decrease of $104.0 million (16.9%) compared with the corresponding 2015 period. Revenue was $1.6 billion for the first nine months of 2016, representing a decrease of $130.1 million (7.3%), compared with the corresponding 2015 period. Our third quarter and year-to-date 2016 revenue were impacted by lower construction services activity.
Income from Operations—Income from operations for the third quarter 2016 was $16.6 million (3.2% of revenue), compared with $24.1 million (3.9% of revenue) for the corresponding 2015 period. Income from operations was $44.6 million (2.7% of revenue) for the first nine months of 2016, compared with $49.0 million (2.8% of revenue) for the corresponding 2015 period.

LIQUIDITY AND CAPITAL RESOURCES
General
Cash and Cash Equivalents—At September 30, 2016, our cash and cash equivalents were $615.0 million, and were maintained in local accounts throughout the world, substantially all of which were maintained outside The Netherlands, our country of domicile. With the exception of $406.2 million of cash and cash equivalents within our variable interest entities (“VIEs”) associated with our partnering arrangements, which is generally only available for use in our operating activities when distributed to the partners, we are not aware of any material restrictions on our cash and cash equivalents.
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
Summary of Cash Flow Activity
Operating Activities—During the first nine months of 2016, net cash provided by operating activities was $495.0 million, primarily resulting from cash generated from earnings, offset by a net change of $145.1 million in our accounts receivable, inventory, accounts payable and net contracts in progress account balances (collectively “Contract Capital”). During the third quarter 2016, net cash provided by operating activities was $175.8 million, primarily resulting from cash generated from earnings. The components of our net Contract Capital balances at September 30, 2016 and December 31, 2015, and changes during the first nine months of 2016, were as follows:

	September 30, 2016	December 31, 2015	Change
	(In thousands)
Total billings in excess of costs and estimated earnings (1)	$(1,737,863)	$(1,934,111)	$196,248
Total costs and estimated earnings in excess of billings (1)	744,923	688,314	56,609
Contracts in Progress, net	(992,940)	(1,245,797)	252,857
Accounts receivable, net	1,284,799	1,331,217	(46,418)
Inventory	240,185	289,658	(49,473)
Accounts payable	(1,173,907)	(1,162,077)	(11,830)
Contract Capital, net	$(641,863)	$(786,999)	$145,136

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
The $145.1 million increase in our Contract Capital during the first nine months of 2016 was primarily due to a net increase in contracts in progress and accounts receivable, partly offset by a decrease in inventory and an increase in accounts payable. The net increase in contracts in progress and accounts receivable is primarily due to the net use of advance payments on our large projects in the U.S. The decrease in inventory is related to our fabrication projects and the timing of awards. Our net cash provided by operating activities, combined with payments in advance of performing work for our unconsolidated equity method joint ventures, which are reflected in financing activities because the joint ventures are not consolidated, totaled approximately $633.0 million during the first nine months of 2016.

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
Investing Activities—During the first nine months of 2016, net cash used in investing activities was $151.7 million, primarily related to net advances of $54.2 million to our venture partners by our proportionately consolidated ventures (see Note 7 to our Financial Statements for further discussion), capital expenditures of $37.9 million and other investments of $62.6 million. We will continue to evaluate and selectively pursue other opportunities for additional expansion of our business through the acquisition of complementary businesses and technologies. These acquisitions may involve the use of cash or may require further debt or equity financing.
Financing Activities—During the first nine months of 2016, net cash used in financing activities was $268.4 million, primarily related to net revolving facility and other short-term repayments of $84.0 million, repayments on our long-term debt of $112.5 million, share repurchases totaling $206.4 million (5.8 million shares at an average price of $35.79 per share), including $198.2 million to purchase 5.5 million shares of our outstanding common stock and $8.3 million to repurchase 0.2 million shares associated with stock-based compensation-related withholding taxes on taxable share distributions, distributions to our noncontrolling interest partners of $51.9 million and dividends paid to our shareholders of $21.7 million. These cash outflows were partly offset by net advances from our equity method and proportionately consolidated ventures of $195.6 million (see Note 7 to our Financial Statements for further discussion) and cash proceeds from the issuance of shares associated with our stock plans of $12.4 million.
Effect of Exchange Rate Changes on Cash and Cash Equivalents—During the first nine months of 2016, our cash and cash equivalents balance decreased by $10.2 million due to the impact of changes in functional currency exchange rates against the U.S. Dollar for non-U.S. Dollar cash balances, primarily for net changes in the Australian Dollar, British Pound, Colombian Peso and Euro exchange rates. The net unrealized loss on our cash and cash equivalents resulting from these exchange rate movements is reflected in the cumulative translation adjustment component of OCI. Our cash and cash equivalents held in non-U.S. Dollar currencies are used primarily for project-related and other operating expenditures in those currencies, and therefore, our exposure to realized exchange gains and losses is not anticipated to be material.
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
Committed Facilities—We have a five-year, $1.35 billion, committed and unsecured revolving facility (the “Revolving Facility”) with Bank of America N.A. (“BofA”), as administrative agent, and BNP Paribas Securities Corp., BBVA Compass, Credit Agricole Corporate and Investment Bank (“Credit Agricole”) and TD Securities, each as syndication agents, which expires in October 2018. The Revolving Facility has a $270.0 million financial letter of credit sublimit and certain financial and restrictive covenants, including a maximum leverage ratio of 3.25, a minimum fixed charge coverage ratio of 1.75, and a minimum net worth level calculated as $1.7 billion at September 30, 2016. The Revolving Facility also includes customary restrictions regarding subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, and mergers and acquisitions, and includes a trailing twelve-month limitation of $250.0 million for dividend payments and share repurchases if our leverage ratio exceeds 1.50 (unlimited if our leverage ratio is equal to or below 1.50), among other restrictions. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. The interest, commitment fee, and letter of credit fee percentages are based upon our quarterly leverage ratio. In the event we borrow funds under the facility, interest is assessed at either prime plus an applicable floating margin (3.50% and 0.75%, respectively at September 30, 2016), or LIBOR plus an applicable floating margin (0.52% and 1.75%, respectively at September 30, 2016). At September 30, 2016, we had $100.0 million outstanding borrowings under the facility and $82.0 million of outstanding letters of credit under the facility (none of which were financial letters of credit), providing $1.2 billion of available capacity. During the first nine months of 2016, our weighted average interest rate on borrowings under the facility was approximately 2.2%, inclusive of the applicable floating margin.
We have a five-year, $800.0 million, committed and unsecured revolving credit facility (the “Second Revolving Facility”) with BofA, as administrative agent, and BNP Paribas Securities Corp., BBVA Compass, Credit Agricole and Bank of Tokyo Mitsubishi UFJ, each as syndication agents, which expires in July 2020. The Second Revolving Facility supplements our Revolving Facility, has a $50.0 million financial letter of credit sublimit and has financial and restrictive covenants similar to those noted above for the Revolving Facility. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. The interest, commitment fee, and letter of credit fee percentages are based upon our quarterly leverage ratio. In the event we borrow funds under the facility, interest is assessed at either prime plus an applicable floating margin (3.50% and 0.75%, respectively at September 30, 2016), or LIBOR plus an applicable floating margin (0.52% and 1.75%, respectively at September 30, 2016). At September 30, 2016, we had $6.0 million of outstanding borrowings and $14.8 million of outstanding letters of credit under the facility (including $2.9 million of financial letters of credit), providing $779.2 million of available capacity. During the first nine months of 2016, our weighted average interest rate on borrowings under the facility was approximately 4.2%, inclusive of the applicable floating margin.
Uncommitted Facilities—We also have various short-term, uncommitted letter of credit and borrowing facilities (the “Uncommitted Facilities”) across several geographic regions of approximately $4.4 billion, of which $563.0 million may be utilized for borrowings. At September 30, 2016, we had $463.0 million of outstanding borrowings and $1.6 billion of outstanding letters of credit under these facilities, providing $2.4 billion of available capacity, of which $100.0 million may be utilized for borrowings. During the first nine months of 2016, our weighted average interest rate on borrowings under the facilities was approximately 1.6%.
Term Loans—At September 30, 2016, we had $337.5 million outstanding on a four-year, $1.0 billion unsecured term loan (the “Term Loan”) with BofA as administrative agent. Interest and principal under the Term Loan is payable quarterly in arrears and bears interest at LIBOR plus an applicable floating margin (0.52% and 1.75%, respectively at September 30, 2016). However, we continue to utilize an interest rate swap to hedge against $309.3 million of the outstanding Term Loan, which resulted in a weighted average interest rate of approximately 2.3% during the first nine months of 2016, inclusive of the applicable floating margin. Future annual maturities for the Term Loan are $37.5 million and $300.0 million for the remainder of 2016 and 2017, respectively. The Term Loan includes financial and restrictive covenants similar to those noted above for the Revolving Facility.
At September 30, 2016, we had $500.0 million outstanding on a five-year, $500.0 million unsecured term loan (the “Second Term Loan”) with BofA as administrative agent. Interest and principal under the Second Term Loan is payable quarterly in arrears beginning in June 2017 and bears interest at LIBOR plus an applicable floating margin (rates are equivalent to the Term Loan). During the first nine months of 2016, our weighted average interest rate on the Second Term Loan was approximately 2.2%, inclusive of the applicable floating margin. Future annual maturities for the Second Term Loan are $56.3 million, $75.0 million, $75.0 million and $293.8 million for 2017, 2018, 2019, and 2020, respectively. The Second Term Loan has financial and restrictive covenants similar to those noted above for the Revolving Facility.
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
Compliance and Other—During the first nine months of 2016, maximum outstanding borrowings under our revolving credit and other facilities were approximately $1.4 billion. In addition to providing letters of credit, we also issue surety bonds in the ordinary course of business to support our contract performance. At September 30, 2016, we had $787.9 million of outstanding surety bonds.
At September 30, 2016, we were in compliance with all of our financial and restrictive covenants associated with our debt and revolving credit and other facilities, with a leverage ratio of 2.55, a fixed charge coverage ratio of 4.64, and net worth of $2.2 billion. Our ability to remain in compliance with our lending facilities could be impacted by circumstances or conditions beyond our control, including, but not limited to, the delay or cancellation of projects, changes in foreign currency exchange or interest rates, performance of pension plan assets, or changes in actuarial assumptions. Further, we could be impacted if our customers experience a material change in their ability to pay us or if the banks associated with our lending facilities were to cease or reduce operations, or if there is a full or partial break-up of the EU or its currency, the Euro.

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
We are a defendant in a number of lawsuits arising in the normal course of business and we have in place appropriate insurance coverage for the type of work that we perform. As a matter of standard policy, we review our litigation accrual quarterly and as further information is known on pending cases, increases or decreases, as appropriate, may be recorded. See Note 11 to our Financial Statements for a discussion of pending litigation.
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
Goodwill
Goodwill Summary and Reporting Units—At September 30, 2016, our goodwill balance was $3.7 billion. Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually at a reporting unit level, absent any indicators of impairment or when other actions require an impairment assessment (such as a change in reporting units). We perform our annual impairment assessment during the fourth quarter of each year based upon balances as of October 1. At December 31, 2015, we had the following seven reporting units within our four operating groups:

•	Engineering & Construction—Our Engineering & Construction operating group represented a reporting unit.

•	Fabrication Services—Our Fabrication Services operating group included three reporting units: Steel Plate Structures, Fabrication & Manufacturing and Engineered Products.

•	Technology—Our Technology operating group represented a reporting unit.

•	Capital Services—Our Capital Services operating group included two reporting units: Facilities & Plant Services and Federal Services.

Impairment Assessment—During the fourth quarter 2015, we performed a quantitative assessment of goodwill for each of the aforementioned reporting units. Based upon these quantitative assessments, the fair value of each of our reporting units exceeded their respective net book values, and accordingly, no impairment charge was necessary as a result of our impairment assessments. The fair value of the Engineering & Construction, Steel Plate Structures, Engineered Products and Technology reporting units substantially exceeded their respective net book values. The fair value of the Fabrication & Manufacturing, Federal Services and Facilities & Plant Services reporting units exceeded their respective net book values by approximately 13%, 12% and 10%, respectively.
Reporting Unit Realignment - During the third quarter 2016, our Steel Plate Structures, Fabrication & Manufacturing and Engineered Products operations, all within our Fabrication Services operating group were integrated and operationally combined. As a result, we reevaluated our reporting units within the Fabrication Services operating group and determined that the Fabrication Services operating group now represented a single reporting unit. In conjunction with the aforementioned reorganization of our Fabrication Services operating group and change in reporting units, we performed a quantitative assessment of goodwill for each of the reporting units immediately before the change in reporting units, and for the new Fabrication Services reporting unit. Based on these quantitative assessments, the fair value of each of the reporting units prior to the change in reporting units exceeded their respective net book values, and the fair value of the Fabrication Services reporting unit substantially exceeded its net book value, and accordingly, no impairment charge was necessary as a result of the change in reporting units. During the first nine months of 2016, we had no other changes to our reporting units and no indicators of goodwill impairment were identified for any of our reporting units. If, based on future assessments our goodwill is deemed to be impaired, the impairment would result in a charge to earnings in the period of impairment.
Determination of Reporting Unit Fair Values—To determine the fair value of our reporting units and test for impairment, we utilize an income approach (discounted cash flow method) as we believe this is the most direct approach to incorporate the specific economic attributes and risk profiles of our reporting units into our valuation model. This is consistent with the methodology used to determine the fair value of our reporting units in previous years. We generally do not utilize a market approach given the lack of relevant information generated by market transactions involving comparable businesses. The discounted cash flow methodology is based, to a large extent, on assumptions about future events, which may or may not occur as anticipated, and such deviations could have a significant impact on the calculated estimated fair values of our reporting units. These assumptions include, but are not limited to, estimates of discount rates, future growth rates, and terminal values for each reporting unit. The discounted cash flow analysis for our reporting units tested in the fourth quarter 2015 included forecasted cash flows over a seven-year forecast period (2016 through 2022), with our 2016 business plan used as the basis for our 2016 projections. The discounted cash flow analysis for the reporting units tested in the third quarter 2016 included forecasted cash flows over a seven-year forecasted period (2017 through 2023), with our 2017 business plan used as the basis for our 2017 projections. These forecasted cash flows took into consideration historical and recent results, the reporting unit’s backlog and near term prospects, and management’s outlook for the future. A terminal value was also calculated using a terminal value growth assumption to derive the annual cash flows after the discrete forecast period. A reporting unit specific discount rate was applied to the forecasted cash flows and terminal cash flows to determine the discounted future cash flows, or fair value, of each reporting unit.
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

The Facilities & Plant Services reporting unit provides maintenance and modification services to power and industrial facilities, environmental engineering and remediation work, infrastructure EPC services, program management, and disaster response and recovery for private sector customers and state and local governments. The reporting unit is partially reliant upon securing and maintaining long-term power and industrial maintenance contracts, which often include services for multiple facilities for a single customer. The contracts often cover three to five year periods and are subject to periodic renewal. The reporting unit’s forecast and growth assumptions include 1) maintaining these significant contracts (or replacing them with similar contracts), 2) expanding the reporting unit’s maintenance services outside the U.S. utilizing CB&I’s international footprint, 3) growth in construction, global coastal marine and environmental services, and 4) continued participation in the new awards of other reporting units (“Pull-Through Services”). Accordingly, the fair value of the Facilities & Plant Services reporting unit could be negatively impacted by the loss of a key customer relationship, lower than anticipated international expansion, lower than anticipated growth in global coastal marine, environmental, and construction services, and reduced demand for Pull-Through Services due to delays in the award of large contracts for other reporting units. The fair value of the reporting unit could be positively impacted by a faster than expected international expansion (including a further diversification of associated services), new key customer relationships, and a larger than anticipated market share of construction activities. The fair value of the reporting unit could also be positively impacted by a significant event (such as a natural disaster) that increases the demand for the reporting unit’s emergency response and disaster recovery/program management services. While the reporting unit has benefited from such events historically, due to uncertainty with respect to timing, the reporting unit’s forecast and growth assumptions do not include such an event.

•
Other Factors—The fair value of each of our reporting units is also sensitive to changes in estimated discount rates. A hypothetical change in a reporting unit’s discount rate of 0.5% would have resulted in a change in the fair value of the reporting unit by approximately 6%.

See Note 6 to our Financial Statements for further discussion regarding goodwill.
Other Long-Lived Assets
We amortize our finite-lived intangible assets on a straight-line basis with lives ranging from 4 to 20 years, absent any indicators of impairment. We review tangible assets and finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, the estimated future cash flow associated with the asset or asset group will be compared to the asset’s carrying amount to determine if an impairment exists. During the nine months ended September 30, 2016, we noted no indicators of impairment. See Note 6 to our Financial Statements for additional discussion of our intangible assets.
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

•
Interest Rate Derivatives—At September 30, 2016, we continued to utilize a swap arrangement to hedge against interest rate variability associated with $309.3 million of our outstanding $337.5 million Term Loan. The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Loan at inception and through September 30, 2016. Accordingly, changes in the fair value of the swap arrangement are included in AOCI until the associated underlying exposure impacts our earnings.

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
One form of exposure to fluctuating exchange rates relates to the effects of translating financial statements of entities with functional currencies other than the U.S. Dollar into our reporting currency. With respect to the translation of our balance sheet, net movements in the Australian Dollar, British Pound, Colombian Peso and Euro exchange rates against the U.S. Dollar did not have a material impact on the cumulative translation adjustment component of AOCI; however our cash balance was unfavorably impacted by approximately $10.2 million. We generally do not hedge our exposure to potential foreign currency translation adjustments.
Another form of exposure to fluctuating exchange rates relates to the effects of transacting in currencies other than those of our entity’s functional currencies. We do not engage in currency speculation; however, we utilize foreign currency exchange rate derivatives on an ongoing basis to hedge against certain foreign currency related operating exposures. We generally seek hedge accounting treatment for contracts used to hedge operating exposures and designate them as cash flow hedges. Therefore, gains and losses, exclusive of credit risk and forward points, are included in AOCI until the associated underlying operating exposure impacts our earnings. Changes in the fair value of (1) credit risk and forward points, (2) instruments deemed ineffective during the period, and (3) instruments that we do not designate as cash flow hedges, are recognized within cost of revenue and were not material during the first nine months of 2016.
At September 30, 2016, the notional value of our outstanding forward contracts to hedge certain foreign currency exchange-related operating exposures was $131.5 million, including net foreign currency exchange rate exposure associated with the purchase of U.S. Dollars ($79.2 million), Thai Baht ($29.6 million), Japanese Yen ($9.8 million), Kuwaiti Dinars ($6.8 million), and Euros ($6.1 million). The total fair value of these contracts was a net liability of approximately $1.8 million at September 30, 2016. The potential change in fair value for our outstanding contracts resulting from a hypothetical ten percent change in quoted foreign currency exchange rates would have been approximately $8.3 million and $2.5 million at September 30, 2016 and December 31, 2015, respectively. This potential change in fair value of our outstanding contracts would be offset by the change in fair value of the associated underlying operating exposures.
Interest Rate Risk—At September 30, 2016, we continued to utilize an interest rate swap to hedge against interest rate variability associated with $309.3 million of our outstanding $337.5 million Term Loan. The swap arrangement has been designated as a cash flow hedge as its critical terms matched those of the Term Loan at inception and through September 30, 2016. Accordingly, changes in the fair value of the interest rate swap are recognized in AOCI. The total fair value of the contract was a net liability of approximately $0.1 million at September 30, 2016. The potential change in fair value for our interest rate swap resulting from a hypothetical one percent change in the LIBOR rate would have been approximately $0.5 million and $2.8 million at September 30, 2016 and December 31, 2015, respectively.
Other—The carrying values of our accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. At September 30, 2016, the fair values of our Term Loan and Second Term Loan, based on current market rates for debt with similar credit risk and maturities, approximated their carrying values as interest is based upon LIBOR plus an applicable floating margin. Our Senior Notes and Second Senior Notes are categorized within level 2 of the valuation hierarchy. Our Senior Notes had a total fair value of approximately $808.6 million and $772.6 million at September 30, 2016 and December 31, 2015, respectively, based on current market rates for debt with similar credit risk and maturities. Our Second Senior Notes had a total fair value of approximately $213.1 million and $203.5 million at September 30, 2016 and December 31, 2015, respectively, based on current market rates for debt with similar credit risk and maturities. See Note 9 to our Financial Statements for additional discussion of our financial instruments.

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
Changes in Internal Control—There were no changes in our internal controls over financial reporting that occurred during the third quarter 2016, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
Arbitration Matter—The customer for one of our large cost reimbursable projects has filed a request for arbitration with the International Chamber of Commerce, alleging cost overruns on the project. The customer has not provided evidence to substantiate its allegations and we believe all amounts incurred and billed on the project, including outstanding receivables of approximately $232.0 million as of September 30, 2016, are contractually due under the provisions of our contract and are recoverable. We do not believe a risk of material loss is probable related to this matter, and accordingly, no amounts have been accrued. Further, we have asserted counterclaims for our outstanding receivables.
Dispute Related to Sale of Nuclear Operations—As discussed further in Note 4 to our Financial Statements, on December 31, 2015, we sold our Nuclear Operations to WEC. In connection with the transaction, a customary post-closing purchase price adjustment mechanism was negotiated to account for any difference between target working capital and actual working capital as finally determined. On April 28, 2016, WEC delivered to us a purported closing statement estimating closing working capital to be negative $976.5 million, which was $2.2 billion less than target working capital. In contrast, we had calculated closing working capital to be $1.6 billion, which is $427.8 million greater than target working capital. On July 21, 2016, we filed a complaint against WEC in the Court of Chancery in the State of Delaware seeking a declaration that WEC has no remedy for the vast majority of its claims and requesting an injunction barring WEC from bringing such claims. WEC has filed a motion for judgment on the pleadings requesting that the court dismiss our complaint. The court plans to hear oral argument on the motion on November 7, 2016. We do not believe a risk of material loss is probable related to the matters in dispute, and accordingly, no amounts have been accrued. We intend to vigorously pursue this litigation and our rights under the purchase agreement.
Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Over the past several decades and through September 30, 2016, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 6,000 plaintiffs and, of those claims, approximately 1,300 claims were pending and 4,700 have been closed through dismissals or settlements. Over the past several decades and through September 30, 2016, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount of approximately two thousand dollars per claim. We review each case on its own merits and make accruals based upon the probability of loss and our estimates of the amount of liability and related expenses, if any. While we have seen an increase in the number of recent filings, especially in one specific venue, we do not believe the increase or any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow, and at September 30, 2016, we had approximately $6.9 million accrued for liability and related expenses. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that we may expect to recover because of the variability in coverage amounts, limitations and deductibles, or the viability of carriers, with respect to our insurance policies for the years in question.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Stock Repurchases—The following table summarizes the number of shares repurchased during the third quarter 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan (1)(2)
	(a)	(b)	(c)	(d)
7/1/2016 - 7/31/2016	4,221	$36.56	4,221	5,773
8/1/2016 - 8/31/2016	1,301	$33.72	1,301	4,472
Total	5,522	$35.89	5,522	4,472

(1)	Table does not include shares withheld for tax purposes or forfeitures under our equity plans.

(2)
On May 4, 2016, our shareholders authorized us to repurchase up to 10% of our issued share capital (or approximately 10.0 million shares based on the number of shares currently outstanding) through November 4, 2017. However, the number of shares repurchased in the future, if any, and the timing and manner of any repurchases are determined by us in light of prevailing market conditions, our available resources and other factors, including those discussed elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits
(a) Exhibits

10.1 (1)	Chicago Bridge & Iron Savings Plan as amended and restated as of January 1, 2016

31.1 (1)	Certification of the Company’s Chief Executive Officer pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (1)	Certification of the Company’s Chief Financial Officer pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (1)	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 (1)	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS (1),(2)	XBRL Instance Document

101.SCH (1),(2)	XBRL Taxonomy Extension Schema Document

101.CAL (1),(2)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1),(2)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (1),(2)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1),(2)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith

(2)
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (iii) the Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, (v) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2016 and 2015, and (vi) the Notes to Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 27, 2016.

Chicago Bridge & Iron Company N.V.
By:	Chicago Bridge & Iron Company B.V.
Its:	Managing Director

By:	/s/ Michael S. Taff
Michael S. Taff
Managing Director
(Principal Financial Officer and Duly Authorized Officer)