Form 10-Q
period 2017-03-31
CHICAGO BRIDGE & IRON CO N V
filed 2017-05-10
CIK 1027884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes    ☒  No
The number of shares outstanding of the registrant’s common stock as of April 27, 2017 – 100,844,555

CHICAGO BRIDGE & IRON COMPANY N.V.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
Revenue	$1,827,352	$2,134,629
Cost of revenue	1,676,401	1,879,059
Gross profit	150,951	255,570
Selling and administrative expense	73,057	80,946
Intangibles amortization	6,486	7,077
Equity earnings	(7,611)	(3,605)
Other operating expense (income), net	31	(180)
Operating income from continuing operations	78,988	171,332
Interest expense	(24,101)	(20,065)
Interest income	1,228	2,180
Income from continuing operations before taxes	56,115	153,447
Income tax expense	(13,704)	(39,524)
Net income from continuing operations	42,411	113,923
Net income from discontinued operations	9,494	6,039
Net income	51,905	119,962
Less: Net income attributable to noncontrolling interests ($413 and $448 related to discontinued operations)	(27,250)	(13,037)
Net income attributable to CB&I	$24,655	$106,925
Net income attributable to CB&I per share (Basic):
Continuing operations	$0.16	$0.97
Discontinued operations	0.09	0.05
Total	$0.25	$1.02
Net income attributable to CB&I per share (Diluted):
Continuing operations	$0.15	$0.96
Discontinued operations	0.09	0.05
Total	$0.24	$1.01
Weighted average shares outstanding:
Basic	100,451	104,803
Diluted	101,360	105,785
Cash dividends on shares:
Amount	$7,047	$7,359
Per share	$0.07	$0.07
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
Net income	$51,905	$119,962
Other comprehensive income (loss) from continuing operations, net of tax:
Change in cumulative translation adjustment	24,410	22,459
Change in unrealized fair value of cash flow hedges	353	1,303
Change in unrecognized prior service pension credits/costs	(76)	27
Change in unrecognized actuarial pension gains/losses	(1,433)	(2,153)
Other comprehensive income from discontinued operations, net of tax	495	233
Comprehensive income	75,654	141,831
Net income attributable to noncontrolling interests ($413 and $448 related to discontinued operations)	(27,250)	(13,037)
Change in cumulative translation adjustment attributable to noncontrolling interests	(970)	(1,257)
Comprehensive income attributable to CB&I	$47,434	$127,537
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and cash equivalents ($234,309 and $328,387 related to variable interest entities ("VIEs"))	$402,297	$490,679
Accounts receivable, net ($148,964 and $53,159 related to VIEs)	679,147	488,513
Inventory	202,766	190,102
Costs and estimated earnings in excess of billings ($83,198 and $26,186 related to VIEs)	493,828	410,749
Current assets of discontinued operations	915,324	414,732
Other current assets ($431,914 and $426,515 related to VIEs)	538,421	546,977
Total current assets	3,231,783	2,541,752
Equity investments	171,605	165,256
Property and equipment, net	500,187	505,944
Goodwill	2,816,232	2,813,803
Other intangibles, net	213,207	219,409
Deferred income taxes	714,574	730,108
Non-current assets of discontinued operations	—	462,144
Other non-current assets	416,383	401,004
Total assets	$8,063,971	$7,839,420
Liabilities
Revolving facility and other short-term borrowings	$917,500	$407,500
Current maturities of long-term debt, net	223,829	503,910
Accounts payable ($334,155 and $337,089 related to VIEs)	893,757	964,548
Billings in excess of costs and estimated earnings ($446,849 and $407,325 related to VIEs)	1,481,540	1,395,349
Current liabilities of discontinued operations	258,817	247,469
Other current liabilities	959,173	1,017,473
Total current liabilities	4,734,616	4,536,249
Long-term debt, net	1,266,027	1,287,923
Deferred income taxes	6,454	7,307
Non-current liabilities of discontinued operations	—	5,388
Other non-current liabilities	439,122	441,216
Total liabilities	6,446,219	6,278,083
Shareholders’ Equity
Common stock, Euro .01 par value; shares authorized: 250,000; shares issued: 108,857 and 108,857; shares outstanding: 100,702 and 100,113	1,288	1,288
Additional paid-in capital	757,158	782,130
Retained earnings	1,388,214	1,370,606
Treasury stock, at cost: 8,155 and 8,744 shares	(313,105)	(344,870)
Accumulated other comprehensive loss	(372,837)	(395,616)
Total CB&I shareholders’ equity	1,460,718	1,413,538
Noncontrolling interests ($7,288 and $6,874 related to discontinued operations)	157,034	147,799
Total shareholders’ equity	1,617,752	1,561,337
Total liabilities and shareholders’ equity	$8,063,971	$7,839,420
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
Cash Flows from Operating Activities
Net income	$51,905	$119,962
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	26,264	31,801
Deferred income taxes	15,101	30,457
Stock-based compensation expense	10,247	14,532
Other operating income, net	(77)	(219)
Unrealized loss on foreign currency hedges	1,380	1,578
Excess tax benefits from stock-based compensation	—	(34)
Changes in operating assets and liabilities:
Increase in receivables, net	(217,122)	(57,207)
Change in contracts in progress, net	(6,057)	58,361
(Increase) decrease in inventory	(12,346)	27,477
Decrease in accounts payable	(95,117)	(87,753)
Decrease (increase) in other current and non-current assets	12,926	(13,305)
(Decrease) increase in other current and non-current liabilities	(78,037)	8,944
Decrease in equity investments	953	2,158
Change in other, net	(702)	5,098
Net cash (used in) provided by operating activities	(290,682)	141,850
Cash Flows from Investing Activities
Capital expenditures	(12,274)	(11,180)
Advances with partners of proportionately consolidated ventures, net	(23,788)	(25,787)
Proceeds from sale of property and equipment	1,108	4,331
Other, net	(8,342)	(14,863)
Net cash used in investing activities	(43,296)	(47,499)
Cash Flows from Financing Activities
Revolving facility and other short-term borrowings (repayments), net	510,000	(82,700)
Advances with equity method and proportionately consolidated ventures, net	47,099	137,219
Repayments on long-term debt	(300,000)	(37,500)
Excess tax benefits from stock-based compensation	—	34
Purchase of treasury stock	(7,359)	(7,562)
Issuance of stock	3,877	4,477
Dividends paid	(7,047)	(7,359)
Distributions to noncontrolling interests	(18,985)	(18,001)
Net cash provided by (used in) financing activities	227,585	(11,392)
Effect of exchange rate changes on cash and cash equivalents	21,316	8,305
(Decrease) increase in cash and cash equivalents	(85,077)	91,264
Cash and cash equivalents, beginning of period	505,156	550,221
Cash and cash equivalents, end of period	420,079	641,485
Cash and cash equivalents, end of period - discontinued operations	(17,782)	(20,563)
Cash and cash equivalents, end of period - continuing operations	$402,297	$620,922

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except per share data)

	Three Months Ended March 31, 2017
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Non - controlling Interests	Total Shareholders’ Equity
	Shares	Amount			Shares	Amount
	(Unaudited)
Balance at December 31, 2016	100,113	$1,288	$782,130	$1,370,606	8,744	$(344,870)	$(395,616)	$147,799	$1,561,337
Net income	—	—	—	24,655	—	—	—	27,250	51,905
Change in cumulative translation adjustment, net	—	—	—	—	—	—	23,935	970	24,905
Change in unrealized fair value of cash flow hedges, net	—	—	—	—	—	—	353	—	353
Change in unrecognized prior service pension credits/costs, net	—	—	—	—	—	—	(76)	—	(76)
Change in unrecognized actuarial pension gains/losses, net	—	—	—	—	—	—	(1,433)	—	(1,433)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(18,985)	(18,985)
Dividends paid ($0.07 per share)	—	—	—	(7,047)	—	—	—	—	(7,047)
Stock-based compensation expense	—	—	10,247	—	—	—	—	—	10,247
Purchase of treasury stock	(219)	—	—	—	219	(7,359)	—	—	(7,359)
Issuance of stock	808	—	(35,219)	—	(808)	39,124	—	—	3,905
Balance at March 31, 2017	100,702	$1,288	$757,158	$1,388,214	8,155	$(313,105)	$(372,837)	$157,034	$1,617,752

	Three Months Ended March 31, 2016
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Non - controlling Interests	Total Shareholders’ Equity
	Shares	Amount			Shares	Amount
	(Unaudited)
Balance at December 31, 2015	104,427	$1,288	$800,641	$1,712,508	4,430	$(206,407)	$(294,040)	$149,600	$2,163,590
Net income	—	—	—	106,925	—	—	—	13,037	119,962
Change in cumulative translation adjustment, net	—	—	—	—	—	—	21,435	1,257	22,692
Change in unrealized fair value of cash flow hedges, net	—	—	—	—	—	—	1,303	—	1,303
Change in unrecognized prior service pension credits/costs, net	—	—	—	—	—	—	27	—	27
Change in unrecognized actuarial pension gains/losses, net	—	—	—	—	—	—	(2,153)	—	(2,153)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(18,001)	(18,001)
Dividends paid ($0.07 per share)	—	—	—	(7,359)	—	—	—	—	(7,359)
Stock-based compensation expense	—	—	14,532	—	—	—	—	—	14,532
Purchase of treasury stock	(226)	—	—	—	226	(7,562)	—	—	(7,562)
Issuance of stock	923	—	(44,317)	—	(923)	42,620	—	—	(1,697)
Balance at March 31, 2016	105,124	$1,288	$770,856	$1,812,074	3,733	$(171,349)	$(273,428)	$145,893	$2,285,334

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
($ and share values in thousands, except per share data)
(Unaudited)
1. ORGANIZATION AND NATURE OF OPERATIONS
Organization and Nature of Operations—Founded in 1889, Chicago Bridge & Iron Company N.V. (“CB&I” or the “Company”) provides a wide range of services, including conceptual design, technology, engineering, procurement, fabrication, modularization, construction and commissioning services to customers in the energy infrastructure market throughout the world. Our business is aligned into three operating groups, which represent our reportable segments: Engineering & Construction; Fabrication Services; and Technology. See Note 2 and Note 4 for discussions of our discontinued operations and Note 15 for a discussion of our reportable segments and related financial information.
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
Basis of Presentation—We believe these Financial Statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our results of operations for the three months ended March 31, 2017 and 2016, our financial position as of March 31, 2017 and our cash flows for the three months ended March 31, 2017 and 2016. The December 31, 2016 Condensed Consolidated Balance Sheet (the “Balance Sheet”) was derived from our December 31, 2016 audited Consolidated Balance Sheet, adjusted to conform to our current year presentation.
On February 27, 2017, we entered into a definitive agreement (the “Agreement”) with CSVC Acquisition Corp (“CSVC”) in which CSVC will acquire our capital services operations, which are primarily comprised of our former Capital Services reportable segment and provides comprehensive and integrated maintenance services, environmental engineering and remediation, construction services, program management, and disaster response and recovery services for private-sector customers and governments (“Capital Services Operations”). The Capital Services Operations are considered a discontinued operation as the divestiture represents a strategic shift and will have a material effect on our operations and financial results. Operating results of the Capital Services Operations have been classified as a discontinued operation within the Condensed Consolidated Statements of Operations (the “Statement of Operations”) for the three months ended March 31, 2017 and 2016. Further, the assets and liabilities of the Capital Services Operations have been classified as assets and liabilities of discontinued operations within our March 31, 2017 and December 31, 2016 Balance Sheets, with all balances reported as current on our March 31, 2017 Balance Sheet. Cash flows of the Capital Services Operations are not reported separately within our Condensed Consolidated Statements of Cash flows. See Note 4 for additional discussion of our discontinued operations. Unless otherwise noted, the footnotes to our Financial Statements relate to our continuing operations.
We believe the disclosures accompanying these Financial Statements are adequate to make the information presented not misleading. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC for interim reporting periods. The results of operations and cash flows for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying Financial Statements should be read in conjunction with our Consolidated Financial Statements and notes thereto included in our 2016 Annual Report on Form 10-K (“2016 Annual Report”).
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

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition—Our revenue is primarily derived from long-term contracts and is generally recognized using the percentage of completion (“POC”) method, primarily based on the percentage that actual costs-to-date bear to total estimated costs to complete each contract. We follow the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Revenue Recognition Topic 605-35 for accounting policies relating to our use of the POC method, estimating costs, and revenue recognition, including the recognition of incentive fees, unapproved change orders and claims, and combining and segmenting contracts. We primarily utilize the cost-to-cost approach to estimate POC as we believe this method is less subjective than relying on assessments of physical progress. Under the cost-to-cost approach, the use of estimated costs to complete each contract is a significant variable in the process of determining recognized revenue and is a significant factor in the accounting for contracts. Significant estimates that impact the cost to complete each contract are costs of engineering, materials, components, equipment, labor and subcontracts; labor productivity; schedule durations, including subcontractor or supplier progress; liquidated damages; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts in progress. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates. See Note 14 for discussion of projects with significant changes in estimated margins during the three months ended March 31, 2017 and 2016.
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
Cost of revenue for our long-term contracts includes direct contract costs, such as materials and labor, and indirect costs that are attributable to contract activity. The timing of when we bill our customers is generally dependent upon advance billing terms, milestone billings based on the completion of certain phases of the work, or when services are provided. Projects with costs and estimated earnings recognized to date in excess of cumulative billings is reported on the Condensed Consolidated Balance Sheet (“Balance Sheet”) as costs and estimated earnings in excess of billings. Projects with cumulative billings in excess of costs and estimated earnings recognized to date is reported on the Balance Sheet as billings in excess of costs and estimated earnings. The net balances on our Balance Sheet are collectively referred to as Contracts in Progress, net and the components of these balances at March 31, 2017 and December 31, 2016 were as follows:

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	March 31, 2017		December 31, 2016
	Asset	Liability	Asset	Liability
Costs and estimated earnings on contracts in progress	$9,014,256	$23,771,468	$8,466,638	$23,408,316
Billings on contracts in progress	(8,520,428)	(25,253,008)	(8,055,889)	(24,803,665)
Contracts in Progress, net	$493,828	$(1,481,540)	$410,749	$(1,395,349)
Any uncollected billed amounts, including contract retentions, are reported as accounts receivable. At March 31, 2017 and December 31, 2016, accounts receivable included contract retentions of approximately $77,300 and $72,100, respectively. Contract retentions due beyond one year were approximately $42,900 and $37,500 at March 31, 2017 and December 31, 2016, respectively.
Revenue for our service contracts that do not satisfy the criteria for revenue recognition under the POC method is recorded at the time services are performed. Revenue associated with incentive fees for these contracts is recognized when earned. Unbilled receivables for our service contracts are recorded within accounts receivable and were approximately $9,200 and $16,100 at March 31, 2017 and December 31, 2016, respectively.
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
Our billed and unbilled revenue may be exposed to potential credit risk if our customers should encounter financial difficulties, and we maintain reserves for specifically-identified potential uncollectible receivables. At March 31, 2017 and December 31, 2016, our allowances for doubtful accounts were not material.
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
Recoverability of Other Long-Lived Assets—We amortize our finite-lived intangible assets on a straight-line basis with lives ranging from 6 to 20 years, absent any indicators of impairment. We review tangible assets and finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, the estimated future cash flow associated with the asset or asset group will be compared to the asset’s carrying amount to determine if an impairment exists. See Note 6 for additional discussion of our intangible assets.
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

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventory—Inventory is recorded at the lower of cost and net realizable value and cost is determined using the first-in-first-out or weighted-average cost method. The cost of inventory includes acquisition costs, production or conversion costs, and other costs incurred to bring the inventory to a current location and condition. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. An allowance for excess or inactive inventory is recorded based upon an analysis that considers current inventory levels, historical usage patterns, estimates of future sales expectations and salvage value. See Note 5 for additional discussion of our inventory.
Foreign Currency—The nature of our business activities involves the management of various financial and market risks, including those related to changes in foreign currency exchange rates. The effects of translating financial statements of foreign operations into our reporting currency are recognized as a cumulative translation adjustment in accumulated other comprehensive income (loss) (“AOCI”) which is net of tax, where applicable. Foreign currency transactional and re-measurement exchange gains (losses) are included within cost of revenue and were not material for the three months ended March 31, 2017 and 2016.
Financial Instruments—We do not engage in currency speculation; however, we utilize foreign currency exchange rate derivatives on an ongoing basis to hedge against certain foreign currency related operating exposures. We generally seek hedge accounting treatment for contracts used to hedge operating exposures and designate them as cash flow hedges. Therefore, gains and losses, exclusive of credit risk and forward points (which represent the time value component of the fair value of our derivative positions), are included in AOCI until the associated underlying operating exposure impacts our earnings. Changes in the fair value of (1) credit risk and forward points, (2) instruments deemed ineffective during the period, and (3) instruments that we do not designate as cash flow hedges are recognized within cost of revenue.
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
Income Taxes—Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis using currently enacted income tax rates for the years in which the differences are expected to reverse. A valuation allowance (“VA”) is provided to offset any net deferred tax assets (“DTA(s)”) if, based upon the available evidence, it is more likely than not that some or all of the DTAs will not be realized. The realization of our net DTAs depends upon our ability to generate sufficient future taxable income of the appropriate character and in the appropriate jurisdictions.
Income tax and associated interest and penalty reserves, where applicable, are recorded in those instances where we consider it more likely than not that additional tax will be due in excess of amounts reflected in income tax returns filed worldwide, irrespective of whether or not we have received tax assessments. We continually review our exposure to additional income tax obligations and, as further information is known or events occur, changes in our tax and penalty reserves may be recorded within income tax expense and changes in interest reserves may be recorded in interest expense.
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

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

If at any time a venture qualifies as a VIE, we perform a qualitative assessment to determine whether we are the primary beneficiary of the VIE and, therefore, need to consolidate the VIE. We are the primary beneficiary if we have (1) the power to direct the economically significant activities of the VIE and (2) the right to receive benefits from, and obligation to absorb losses of, the VIE. If the venture is a VIE and we are the primary beneficiary, or we otherwise have the ability to control the venture, we consolidate the venture. If we are not determined to be the primary beneficiary of the VIE, or only have the ability to significantly influence, rather than control the venture, we do not consolidate the venture. We account for unconsolidated ventures using either proportionate consolidation for both the Balance Sheet and Statement of Operations, when we meet the applicable accounting criteria to do so, or utilize the equity method. See Note 7 for additional discussion of our material partnering arrangements.
New Accounting Standards—In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, which provides a single comprehensive accounting standard for revenue recognition for contracts with customers and supersedes current industry-specific guidance, including ASC 605-35. The new standard prescribes a five-step revenue recognition model that focuses on transfer of control and entitlement to payment when determining the amount of revenue to be recognized. The new model requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time for each of these obligations. These concepts, as well as other aspects of the ASU, may change the method and/or timing of revenue recognition for certain of our contracts, primarily associated with our fabrication and manufacturing contracts. We expect that revenue generated from our EPC and engineering services contracts will continue to be recognized over time utilizing the cost-to-cost measure of progress consistent with current practice. We also expect our revenue recognition disclosures to significantly expand due to the new qualitative and quantitative requirements regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from our contracts. We will adopt the standard, including any updates to the standard, upon its effective date in the first quarter 2018 utilizing the modified retrospective approach. This approach will result in a cumulative adjustment to beginning equity in the first quarter 2018 for uncompleted contracts impacted by the adoption of the standard. We are continuing to assess the potential impact of the new standard on our Financial Statements.
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
In the first quarter 2017, we adopted ASU 2015-11, which simplifies the subsequent measurement of our inventory by requiring inventory to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Our adoption of the standard did not have a material impact on our Financial Statements.
In the first quarter 2017, we adopted ASU 2016-09, which modified the accounting for excess tax benefits and tax deficiencies associated with share-based payments, amended the associated cash flow presentation, and allows for forfeitures to be either recognized when they occur, or estimated. ASU 2016-09 eliminated the requirement to recognize excess tax benefits in additional paid-in capital (“APIC”), and the requirement to evaluate tax deficiencies for APIC or income tax expense classification, and provided for these benefits or deficiencies to be recorded as an income tax expense or benefit in the Statement of Operations. Additionally, tax benefits of dividends on share-based payment awards are reflected as an income tax expense or benefit in the income statement. With these changes, tax-related cash flows resulting from share-based payments are classified as operating activities as opposed to financing, as previously presented. We have elected to recognize forfeitures as they occur, rather than estimating expected forfeitures. Our adoption of the standard did not have a material impact on our Financial Statements.
In the first quarter 2017, the FASB issued, and we early adopted, ASU 2017-04, which eliminated the second step of the goodwill impairment test that required a hypothetical purchase price allocation. ASU 2017-04 requires that if a reporting unit’s carrying value exceeds its fair value, an impairment charge would be recognized for the excess amount, not to exceed the carrying amount of goodwill. Our early adoption of the standard in the first quarter 2017 did not have a material impact on our Financial Statements.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. EARNINGS PER SHARE
A reconciliation of weighted average basic shares outstanding to weighted average diluted shares outstanding and the computation of basic and diluted EPS are as follows:

	Three Months Ended March 31,
	2017	2016
Net income from continuing operations attributable to CB&I (net of $26,837 and $12,589 of noncontrolling interests)	$15,574	$101,334
Net income from discontinued operations attributable to CB&I (net of $413 and $448 of noncontrolling interests)	9,081	5,591
Net income attributable to CB&I	$24,655	$106,925

Weighted average shares outstanding—basic	100,451	104,803
Effect of restricted shares/performance based shares/stock options (1)	892	969
Effect of directors’ deferred-fee shares	17	13
Weighted average shares outstanding—diluted	101,360	105,785
Net income attributable to CB&I per share (Basic):
Continuing operations	$0.16	$0.97
Discontinued operations	0.09	0.05
Total	$0.25	$1.02
Net income attributable to CB&I per share (Diluted):
Continuing operations	$0.15	$0.96
Discontinued operations	0.09	0.05
Total	$0.24	$1.01

(1)	Antidilutive shares excluded from diluted EPS were not material for the three months ended March 31, 2017 or 2016.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. DISPOSITION OF CAPITAL SERVICES OPERATIONS
Transaction Summary— As discussed in Note 2, on February 27, 2017, we entered into the Agreement for the sale of our Capital Services Operations. Under the Agreement, we will receive estimated transaction consideration of approximately $755,000 (the “Sales Price”) upon closing, which is anticipated in the second quarter 2017. The Sales Price will be reduced or increased to the extent working capital of the Capital Services Operations is below or exceeds, respectively, required closing working capital under the Agreement. Although differences between actual closing working capital and required closing working capital will impact our net proceeds, we do not anticipate a material pre-tax gain or loss to result from the transaction upon closing. In addition, the transaction is anticipated to result in a taxable gain (due to the non-deductibility of goodwill) and corresponding income tax expense of approximately $100,000 in the quarter of close; however, we do not anticipate any material cash taxes associated with the taxable gain due to the use of previously recorded net operating loss carryforwards. The net proceeds of the transaction will be used to reduce our outstanding debt. At March 31, 2017, the fair value of the Capital Services Operations exceeded the carrying value of its net assets.
Assets and Liabilities—The carrying values of the major classes of assets and liabilities of the discontinued Capital Services Operations within our Balance Sheets at March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016
Assets
Cash	$17,782	$14,477
Accounts receivable, net	265,634	239,146
Costs and estimated earnings in excess of billings	163,404	153,275
Other assets	36,751	7,834
Property and equipment, net	56,256	—
Goodwill (1)	229,607	—
Other intangibles, net	145,890	—
Current assets of discontinued operations	915,324	414,732

Property and equipment, net	—	59,746
Goodwill (1)	—	229,607
Other intangibles, net	—	148,440
Other assets	—	24,351
Non-current assets of discontinued operations	—	462,144

Total assets of discontinued operations	$915,324	$876,876

Liabilities
Accounts payable	$116,702	$141,028
Billings in excess of costs and estimated earnings	54,946	53,986
Other liabilities	87,169	52,455
Current liabilities of discontinued operations	258,817	247,469

Other liabilities	—	5,388
Non-current liabilities of discontinued operations	—	5,388

Total liabilities of discontinued operations	$258,817	$252,857

Noncontrolling interests of discontinued operations	$7,288	$6,874

(1)
The carrying value of goodwill for the Capital Services Operations includes the impact of a $655,000 impairment charge recorded in the fourth quarter 2016 in connection with our annual impairment assessment.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Results of Operations—The results of our Capital Services Operations that have been reflected within discontinued operations in our Statement of Operations for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
Revenue	$552,947	$564,981
Cost of revenue	518,687	532,946
Gross profit	34,260	32,035
Selling and administrative expense	13,038	11,651
Intangibles amortization	2,550	4,200
Other operating income	(372)	(424)
Operating income from discontinued operations	19,044	16,608
Interest expense (1)	(6,863)	(5,833)
Interest income	9	309
Income from discontinued operations before taxes	12,190	11,084
Income tax expense	(2,696)	(5,045)
Net income from discontinued operations	9,494	6,039
Net income from discontinued operations attributable to noncontrolling interests	(413)	(448)
Net income from discontinued operations attributable to CB&I	$9,081	$5,591
(1) Interest expense was allocated to the Capital Services Operations due to a requirement to use the net proceeds of the transaction to repay our debt on a pro-rata basis. The allocation was based upon the anticipated pro-rata debt amounts to be repaid.
Cash Flows—Cash flows for our Capital Services Operations for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
Operating cash flows	$(17,544)	$(11,696)
Investing cash flows	$(844)	$(793)
Unapproved Change Orders, Claims and Incentives—At March 31, 2017 and December 31, 2016, our Capital Services Operations had unapproved change orders, claims and incentives included in project price of approximately $19,600 and $8,400, respectively. Of the aforementioned amounts, approximately $16,800 had been recognized as revenue for the discontinued operations on a cumulative POC basis through March 31, 2017.
5. INVENTORY
The components of inventory at March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016
Raw materials	$107,898	$65,969
Work in process	62,041	51,625
Finished goods	32,827	72,508
Total	$202,766	$190,102

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. GOODWILL AND OTHER INTANGIBLES
Goodwill—At March 31, 2017 and December 31, 2016, our goodwill balances were $2,816,232 and $2,813,803, respectively, attributable to the excess of the purchase price over the fair value of net assets acquired in connection with our acquisitions. The change in goodwill for the three months ended March 31, 2017 is as follows:

Total
Balance at December 31, 2016	$2,813,803
Foreign currency translation and other	2,631
Amortization of tax goodwill in excess of book goodwill	(202)
Balance at March 31, 2017 (1)	$2,816,232

(1)
At March 31, 2017, we had approximately $453,100 of cumulative impairment losses which were recorded in our Engineering & Construction operating group during 2015 related to the sale of our nuclear power construction business (our “Nuclear Operations”) on December 31, 2015.

As discussed further in Note 2, goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually at a reporting unit level, absent any indicators of impairment or when other actions require an impairment assessment (such as a change in reporting units). We perform our annual impairment assessment during the fourth quarter of each year based upon balances as of October 1. At December 31, 2016, we had the following three operating groups and reporting units:

•	Engineering & Construction—Our Engineering & Construction operating group represented a reporting unit.

•	Fabrication Services—Our Fabrication Services operating group represented a reporting unit.

•	Technology—Our Technology operating group represented a reporting unit.
During the three months ended December 31, 2016, we performed a quantitative assessment of goodwill for each of the aforementioned reporting units. Based upon these quantitative assessments, the fair value of each of these reporting units substantially exceeded their respective net book values, and accordingly, no impairment charge was necessary as a result of our impairment assessments. During the three months ended March 31, 2017, no indicators of goodwill impairment were identified for any of these reporting units. If, based on future assessments our goodwill is deemed to be impaired, the impairment would result in a charge to earnings in the period of impairment. There can be no assurance that future goodwill impairment tests will not result in charges to earnings. See Note 4 for discussion of our goodwill impairment for the Capital Services Operations recorded in the fourth quarter 2016 in connection with our annual impairment assessment.
Other Intangible Assets—The following table presents our acquired finite-lived intangible assets at March 31, 2017 and December 31, 2016, including the March 31, 2017 weighted-average useful lives for each major intangible asset class and in total:

		March 31, 2017		December 31, 2016
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Backlog and customer relationships	18 Years	$99,086	$(22,758)	$99,086	$(21,374)
Process technologies	15 Years	259,189	(134,005)	258,516	(129,261)
Tradenames	12 Years	27,125	(15,430)	27,090	(14,648)
Total (1)	16 Years	$385,400	$(172,193)	$384,692	$(165,283)

(1)	The decrease in other intangibles, net during the three months ended March 31, 2017 primarily related to amortization expense of approximately $6,500.

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

•
CB&I/Chiyoda—We have a venture with Chiyoda (CB&I—50% / Chiyoda—50%) to perform EPC work for three LNG liquefaction trains in Hackberry, Louisiana. Our proportionate share of the venture project value is approximately $3,200,000.

The following table presents summarized balance sheet information for our share of our proportionately consolidated ventures at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
CB&I/Zachry
Current assets (1)	$284,106	$260,934
Non-current assets	2,571	3,204
Total assets	$286,677	$264,138
Current liabilities (1)	$397,540	$379,339
CB&I/Zachry/Chiyoda
Current assets (1)	$92,371	$84,279
Non-current assets	1,745	1,969
Total assets	$94,116	$86,248
Current liabilities (1)	$76,741	$73,138
CB&I/Chiyoda
Current assets (1)	$344,070	$337,479
Current liabilities (1)	$138,372	$150,179

(1)
Our venture arrangements allow for excess working capital of the ventures to be advanced to the venture partners. Such advances are returned to the ventures for working capital needs as necessary. Accordingly, at a reporting period end a venture may have advances to its partners which are reflected as an advance receivable within current assets of the venture. At March 31, 2017 and December 31, 2016, other current assets on the Balance Sheet included approximately $398,600 and $374,800, respectively, related to our proportionate share of advances from the ventures to our venture partners, and other current liabilities included approximately $420,800 and $394,400, respectively, related to advances to CB&I from the ventures.

Equity Method Ventures—The following is a summary description of our significant joint ventures which have been accounted for using the equity method:

•
Chevron-Lummus Global (“CLG”)—We have a venture with Chevron (CB&I—50% / Chevron—50%) which provides proprietary process technology licenses and associated engineering services and catalyst, primarily for the refining industry. As sufficient capital investments in CLG have been made by the venture partners, it does not qualify as a VIE.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•
NET Power—We have a venture with Exelon and 8 Rivers Capital (CB&I—33.3% / Exelon—33.3% / 8 Rivers Capital—33.3%) to commercialize a new natural gas power generation system that recovers the carbon dioxide produced during combustion. NET Power is building a first-of-its-kind demonstration plant which is being funded by contributions and services from the venture partners and other parties. We have determined the venture to be a VIE; however, we do not effectively control NET Power and therefore do not consolidate it. Our cash commitment for NET Power totals $47,300 and at March 31, 2017, we had made cumulative investments totaling approximately $44,900.

•
CB&I/CTCI—We have a venture with CTCI (CB&I—50% / CTCI—50%) to perform EPC work for a liquids ethylene cracker and associated units in Sohar, Oman. We have determined the venture to be a VIE; however, we do not effectively control the venture and therefore do not consolidate it. Our proportionate share of the venture project value is approximately $1,400,000. Our venture arrangement allows for excess working capital of the venture to be advanced to the venture partners. Such advances are returned to the venture for working capital needs as necessary. At March 31, 2017 and December 31, 2016, other current liabilities included approximately $167,700 and $147,000, respectively, related to advances to CB&I from the venture.

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

The following table presents summarized balance sheet information for our consolidated ventures at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
CB&I/Kentz
Current assets	$126,162	$68,867
Current liabilities	$117,520	$87,822
CB&I/AREVA
Current assets	$25,674	$16,313
Current liabilities	$43,349	$47,652
All Other (1)
Current assets	$34,285	$69,785
Non-current assets	16,634	16,382
Total assets	$50,919	$86,167
Current liabilities	$9,475	$7,748

(1)	Other ventures that we consolidate are not individually material to our financial results and are therefore aggregated as “All Other”.
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

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. DEBT
Our outstanding debt at March 31, 2017 and December 31, 2016 was as follows:

	March 31, 2017	December 31, 2016
Current
Revolving facility and other short-term borrowings	$917,500	$407,500

Current maturities of long-term debt	225,000	506,250
Less: unamortized debt issuance costs	(1,171)	(2,340)
Current maturities of long-term debt, net of unamortized debt issuance costs	223,829	503,910
Current debt, net of unamortized debt issuance costs	$1,141,329	$911,410
Long-Term
Term Loan: $1,000,000 term loan (interest at LIBOR plus a floating margin)	$—	$300,000
Second Term Loan: $500,000 term loan (interest at LIBOR plus a floating margin)	500,000	500,000
Senior Notes: $800,000 senior notes, series A-D (fixed interest ranging from 4.15% to 5.30%)	800,000	800,000
Second Senior Notes: $200,000 senior notes (fixed interest of 4.53%)	200,000	200,000
Less: unamortized debt issuance costs	(8,973)	(5,827)
Less: current maturities of long-term debt	(225,000)	(506,250)
Long-term debt, net of unamortized debt issuance costs	$1,266,027	$1,287,923
Committed Facilities—We have a five-year, $1,350,000 committed revolving credit facility (the “Revolving Facility”) with Bank of America N.A. (“BofA”), as administrative agent, and BNP Paribas Securities Corp., BBVA Compass, Credit Agricole Corporate and Investment Bank (“Credit Agricole”) and TD Securities, each as syndication agents, which expires in October 2018. The Revolving Facility has a $270,000 financial letter of credit sublimit and has financial and restrictive covenants described further below. The Revolving Facility also includes customary restrictions regarding subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, and mergers and acquisitions, and includes a limitation for dividend payments and share repurchases, among other restrictions. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. The interest, commitment fee, and letter of credit fee percentages are based upon our quarterly leverage ratio. In the event we borrow funds under the facility, interest is assessed at either prime plus an applicable floating margin, or LIBOR plus an applicable floating margin, as described further below. At March 31, 2017, we had $505,000 of outstanding borrowings under the facility and $69,073 of outstanding letters of credit under the facility (none of which were financial letters of credit), providing $775,927 of available capacity. During the three months ended March 31, 2017, our weighted average interest rate on borrowings under the facility was approximately 2.9%, inclusive of the applicable floating margin.
We have a five-year, $800,000 committed revolving credit facility (the “Second Revolving Facility”) with BofA, as administrative agent, and BNP Paribas Securities Corp., BBVA Compass, Credit Agricole and Bank of Tokyo Mitsubishi UFJ, each as syndication agents, which expires in July 2020. The Second Revolving Facility supplements our Revolving Facility, has a $50,000 financial letter of credit sublimit and has financial and restrictive covenants described further below. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. The interest, commitment fee, and letter of credit fee percentages are based upon our quarterly leverage ratio. In the event we borrow funds under the facility, interest is assessed at either prime plus an applicable floating margin, or LIBOR plus an applicable floating margin, as described further below. At March 31, 2017, we had $212,500 of outstanding borrowings and $7,551 of outstanding letters of credit under the facility (including $2,757 of financial letters of credit), providing $579,949 of available capacity. During the three months ended March 31, 2017, our weighted average interest rate on borrowings under the facility was approximately 5.0%, inclusive of the applicable floating margin.
Uncommitted Facilities—We also have various short-term, uncommitted letter of credit and borrowing facilities (the “Uncommitted Facilities”) across several geographic regions of approximately $4,567,776, of which $563,000 may be utilized for borrowings. At March 31, 2017, we had $200,000 of outstanding borrowings and $1,737,589 of outstanding letters of credit under these facilities, providing $2,630,187 of available capacity, of which $363,000 may be utilized for borrowings. During the three months ended March 31, 2017, our weighted average interest rate on borrowings under the facilities was approximately 2.2%.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Term Loans—On February 13, 2017, we paid the remaining $300,000 of principal on our four-year, $1,000,000 unsecured term loan (the “Term Loan”) with BofA as administrative agent. Interest was based upon LIBOR plus an applicable floating margin for the period (0.98% and 2.25%, respectively). In conjunction with the settlement of the Term Loan, we also settled our associated interest rate swap that hedged against a portion of the Term Loan, which resulted in a weighted average interest rate of approximately 2.6% during the three months ended March 31, 2017.
At March 31, 2017, we had $500,000 outstanding on a five-year, $500,000 term loan (the “Second Term Loan”) with BofA as administrative agent. Interest and principal under the Second Term Loan is payable quarterly in arrears beginning in June 2017 and bears interest at LIBOR plus an applicable floating margin, as described further below. During the three months ended March 31, 2017, our weighted average interest rate on the Second Term Loan was approximately 2.4%, inclusive of the applicable floating margin. Future annual maturities for the Second Term Loan are $56,250, $75,000, $75,000 and $293,750 for 2017, 2018, 2019, and 2020, respectively. The Second Term Loan has financial and restrictive covenants described further below.
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
Compliance and Other—On February 24, 2017, and effective for the period ended December 31, 2016, we amended our Revolving Facility, Second Revolving Facility, Second Term Loan, Senior Notes and Second Senior Notes (collectively, “Senior Facilities”). The amendments established a new maximum leverage ratio of 3.50 at December 31, 2016, decreasing to 3.00 at December 31, 2017, or 45 days subsequent to the closing of the sale of our Capital Services Operations (the “Closing Date”) as described in Note 4, if earlier. The amendments also established a new minimum net worth of $1,201,507, maintained our required fixed charge ratio at 1.75, and will reduce our Revolving Facility from $1,350,000 to $1,150,000 at the Closing Date. The amendments also included other financial and restrictive covenants.
On May 8, 2017, and effective for the period ended March 31, 2017, we further amended our Senior Facilities. The amendments require us to secure the Senior Facilities through the pledge of cash, accounts receivable, inventory, fixed assets, and stock of subsidiaries. In addition, the amendments require us to repay the Senior Facilities on a pro-rata basis with the proceeds from the sale of our Capital Services Operations, the issuance of any unsecured debt that is subordinate (“Subordinated Debt”) to the Senior Facilities, the issuance of any equity securities, or the sale of any assets. The amendments also establish new maximum leverage ratios for borrowings under the Senior Facilities (“Senior Secured Leverage Ratio”) as follows: 4.00 at March 31, 2017; 4.50 at June 30, 2017 and September 30, 2017; 3.00 at December 31, 2017 and March 31, 2018; and 2.50 at June 30, 2018. The amendments prohibit mergers and acquisitions, open-market share repurchases, and increases to dividends until our leverage ratio is below 3.00 for two consecutive quarters. In addition to the Senior Secured Leverage Ratio, the amendments establish total maximum leverage ratios for all borrowings among the Senior Facilities and any Subordinated Debt as follows: 5.25 at June 30, 2017; 6.00 at September 30, 2017; 4.00 at December 31, 2017 and March 31, 2018; 3.25 at June 30, 2018; and 3.00 at September 30, 2018.
Interest on outstanding borrowings under the amended Revolving Facility, Second Revolving Facility and the Second Term Loan is based on our quarterly leverage ratio and is assessed at either prime plus an applicable floating margin (4.00% and 1.50%, respectively at March 31, 2017), or LIBOR plus an applicable floating margin (0.98% and 2.50%, respectively at March 31, 2017). Our fixed rate interest on our amended Senior Notes and Second Senior Notes was increased by an incremental 0.50% over the rates in effect at March 31, 2017 discussed above. Further, the amended Senior Notes and Second Senior Notes include provisions relating to our credit profile, which if not maintained will result in an incremental annual cost of up to 2.00% of the outstanding balance under the notes.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the three months ended March 31, 2017, maximum outstanding borrowings under our Revolving Facility and Second Revolving Facility (collectively, “Committed Facilities”) and Uncommitted Facilities were approximately $1,709,000. At March 31, 2017, we were in compliance with all our amended financial and restrictive covenants of our Senior Facilities with a leverage ratio of 3.91, a fixed charge coverage ratio of 3.07, and net worth of $1,460,718. If we are unable to remain in compliance with these covenants, and such covenants are not further amended, it could result in all of our debt becoming current. Our ability to remain in compliance with such covenants in the second quarter 2017, and over the next twelve months, will require the successful securitization of the assets required under the amendments to our Senior Facilities and will likely require us to complete the sale of our Capital Services Operations during the second quarter 2017 to reduce our debt, which we believe is probable.
In addition to providing letters of credit, we also issue surety bonds in the ordinary course of business to support our contract performance. At March 31, 2017, we had $837,707 of outstanding surety bonds. Capitalized interest was insignificant for the three months ended March 31, 2017 and 2016.
9. FINANCIAL INSTRUMENTS
Derivatives
Foreign Currency Exchange Rate Derivatives—At March 31, 2017, the notional value of our outstanding forward contracts to hedge certain foreign exchange-related operating exposures was approximately $143,600. These contracts vary in duration, maturing up to five years from period-end. We designate certain of these hedges as cash flow hedges and accordingly, changes in their fair value are recognized in AOCI until the associated underlying operating exposure impacts our earnings. Forward points, which are deemed to be an ineffective portion of the hedges, are recognized within cost of revenue and are not material.
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

•
Level 3—Fair value is based upon internally-developed models that use, as their basis, significant unobservable market parameters. We did not have any level 3 classifications at March 31, 2017 or December 31, 2016.

The following table presents the fair value of our foreign currency exchange rate derivatives and interest rate derivatives at March 31, 2017 and December 31, 2016, respectively, by valuation hierarchy and balance sheet classification:

	March 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivative Assets (1)
Other current assets	$—	$1,220	$—	$1,220	$—	$1,146	$—	$1,146
Other non-current assets	—	242	—	242	—	82	—	82
Total assets at fair value	$—	$1,462	$—	$1,462	$—	$1,228	$—	$1,228
Derivative Liabilities
Other current liabilities	$—	$(4,372)	$—	$(4,372)	$—	$(3,509)	$—	$(3,509)
Other non-current liabilities	—	(581)	—	(581)	—	(725)	—	(725)
Total liabilities at fair value	$—	$(4,953)	$—	$(4,953)	$—	$(4,234)	$—	$(4,234)

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

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying values of our cash and cash equivalents (primarily consisting of bank deposits), accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. At March 31, 2017, the fair values of our Second Term Loan, based upon the current market rates for debt with similar credit risk and maturities, approximated its carrying value as interest is based upon LIBOR plus an applicable floating margin. Our Senior Notes and Second Senior Notes are categorized within level 2 of the valuation hierarchy. Our Senior Notes had a total fair value of approximately $796,100 and $785,700 at March 31, 2017 and December 31, 2016, respectively, based on current market rates for debt with similar credit risk and maturities. Our Second Senior Notes had a total fair value of approximately $204,000 and $206,400 at March 31, 2017 and December 31, 2016, respectively, based on current market rates for debt with similar credit risk and maturities.
Derivatives Disclosures
Fair Value—The following table presents the total fair value by underlying risk and balance sheet classification for derivatives designated as cash flow hedges and derivatives not designated as cash flow hedges at March 31, 2017 and December 31, 2016:

	Other Current and Non-Current Assets		Other Current and Non-Current Liabilities
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Derivatives designated as cash flow hedges
Interest rate	$—	$49	$—	$—
Foreign currency	505	109	(325)	(536)
Fair value	$505	$158	$(325)	$(536)
Derivatives not designated as cash flow hedges
Foreign currency	$957	$1,070	$(4,628)	$(3,698)
Fair value	$957	$1,070	$(4,628)	$(3,698)
Total fair value	$1,462	$1,228	$(4,953)	$(4,234)
Master Netting Arrangements (“MNAs”)—Our derivatives are executed under International Swaps and Derivatives Association MNAs, which generally allow us and our counterparties to net settle, in a single net payable or receivable, obligations due on the same day, in the same currency and for the same type of derivative instrument. We have elected the option to record all derivatives on a gross basis in our Balance Sheet. The following table presents our derivative assets and liabilities at March 31, 2017 on a gross basis and a net settlement basis:

	Gross Amounts Recognized (i)	Gross Amounts Offset on the Balance Sheet (ii)	Net Amounts Presented on the Balance Sheet (iii) = (i) - (ii)	Gross Amounts Not Offset on the Balance Sheet (iv)		Net Amount (v) = (iii) - (iv)
				Financial Instruments	Cash Collateral Received
Derivative Assets
Foreign currency	1,462	—	1,462	(167)	—	1,295
Total assets	$1,462	$—	$1,462	$(167)	$—	$1,295
Derivative Liabilities
Foreign currency	(4,953)	—	(4,953)	167	—	(4,786)
Total liabilities	$(4,953)	$—	$(4,953)	$167	$—	$(4,786)

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AOCI/Other—The following table presents the total value, by underlying risk, recognized in other comprehensive income (“OCI”) and reclassified from AOCI to interest expense (interest rate derivatives) and cost of revenue (foreign currency derivatives) during the three months ended March 31, 2017 and 2016 for derivatives designated as cash flow hedges:

	Amount of Gain (Loss) on Effective Derivative Portion
	Recognized in OCI		Reclassified from AOCI into Earnings (1)
	Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016
Derivatives designated as cash flow hedges
Interest rate	$—	$(713)	$49	$(181)
Foreign currency	682	1,476	124	(1,062)
Total	$682	$763	$173	$(1,243)

(1)	Net unrealized gains totaling approximately $400 are anticipated to be reclassified from AOCI into earnings during the next 12 months due to settlement of the associated underlying obligations.
The following table presents the total value recognized in cost of revenue for the three months ended March 31, 2017 and 2016 for foreign currency derivatives not designated as cash flow hedges:

	Amount of Gain (Loss) Recognized in Earnings
	Three Months Ended March 31,
	2017	2016
Derivatives not designated as cash flow hedges
Foreign currency	$(6,170)	$(4,299)
Total	$(6,170)	$(4,299)

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. RETIREMENT BENEFITS
Our 2016 Annual Report disclosed anticipated 2017 defined benefit pension and other postretirement plan contributions of approximately $17,000 and $2,500, respectively. The following table provides updated contribution information for these plans at March 31, 2017:

	Pension Plans	Other Postretirement Plans
Contributions made through March 31, 2017	$7,384	$479
Contributions expected for the remainder of 2017	9,817	1,857
Total contributions expected for 2017	$17,201	$2,336
The following table provides a breakout of the components of net periodic benefit cost (income) associated with our defined benefit pension and other postretirement plans for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Pension Plans
Service cost	$2,782	$2,327
Interest cost	4,591	5,918
Expected return on plan assets	(5,786)	(6,796)
Amortization of prior service credits	(150)	(154)
Recognized net actuarial losses	1,498	1,461
Net periodic benefit cost	$2,935	$2,756
Other Postretirement Plans
Service cost	$171	$176
Interest cost	342	340
Recognized net actuarial gains	(685)	(840)
Net periodic benefit income	$(172)	$(324)
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
Project Arbitration Matter—The customer for one of our large cost-reimbursable projects has filed a request for arbitration with the International Chamber of Commerce, alleging cost overruns on the project. The customer has not provided evidence to substantiate its allegations and we believe all amounts incurred and billed on the project, including outstanding receivables of approximately $241,000 as of March 31, 2017, are contractually due under the provisions of our contract and are recoverable, but have been classified as a non-current asset on our Balance Sheet as we do not anticipate collection within the next year. We do not believe a risk of material loss is probable related to this matter, and accordingly, no amounts have been accrued. While it is possible that a loss may be incurred, we are unable to estimate the range of potential loss, if any. Further, we have asserted counterclaims for our outstanding receivables.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dispute Related to Sale of Nuclear Operations—On December 31, 2015, we sold our Nuclear Operations to Westinghouse Electric Company LLC (“WEC”). In connection with the transaction, a customary post-closing purchase price adjustment mechanism was negotiated between CB&I and WEC (the “Parties”) to account for any difference between target working capital and actual working capital as finally determined. On April 28, 2016, WEC delivered to us a purported closing statement estimating closing working capital to be negative $976,506, which was $2,150,506 less than target working capital. In contrast, we calculated closing working capital to be $1,601,805, which is $427,805 greater than target working capital. On July 21, 2016, we filed a complaint against WEC in the Court of Chancery in the State of Delaware (the “Court”) seeking a declaration that WEC has no remedy for the vast majority of its claims and requesting an injunction barring WEC from bringing such claims. On December 2, 2016, the Court granted WEC’s motion for judgment on the pleadings and dismissed our complaint, stating that the dispute should follow the dispute resolution process as set forth in the sales agreement. We filed an appeal of the Court’s ruling to the Delaware Supreme Court. Due to the bankruptcy filing by WEC on March 29, 2017, the claim resolution proceedings were automatically stayed pursuant to the Bankruptcy Code. At the parties request, the Bankruptcy Court lifted the automatic stay to permit the appeal and dispute resolution process to continue. As such, the oral argument before the Delaware Superior Court was held on May 3, 2017 and we anticipate a decision within approximately 30 days.  The Parties intend to move forward with the dispute resolution process, involving the selection of a new independent auditor to replace the previous auditor that resigned. We do not believe a risk of material loss is probable related to this matter, and accordingly, no amounts have been accrued. While it is possible that a loss may be incurred, we are unable to estimate the range of potential loss, if any. We intend to vigorously pursue this litigation and our rights under the purchase agreement.
Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Over the past several decades and through March 31, 2017, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 6,100 plaintiffs and, of those claims, approximately 1,200 claims were pending and 4,900 have been closed through dismissals or settlements. Over the past several decades and through March 31, 2017, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount of approximately two thousand dollars per claim. We review each case on its own merits and make accruals based upon the probability of loss and our estimates of the amount of liability and related expenses, if any. While we have seen an increase in the number of recent filings, especially in one specific venue, we do not believe the increase or any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow, and at March 31, 2017, we had approximately $8,800 accrued for liability and related expenses. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that we may expect to recover because of the variability in coverage amounts, limitations and deductibles, or the viability of carriers, with respect to our insurance policies for the years in question.
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
We believe we are in compliance, in all material respects, with environmental laws and regulations and maintain insurance coverage to mitigate our exposure to environmental liabilities. We do not believe any environmental matters will have a material adverse effect on our future results of operations, financial position or cash flow. We do not anticipate we will incur material capital expenditures for environmental controls or for the investigation or remediation of environmental conditions during the remainder of 2017 or 2018.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents changes in AOCI, net of tax, by component, during the three months ended March 31, 2017:

	Currency Translation Adjustment (1)	Unrealized Fair Value Of Cash Flow Hedges	Defined Benefit Pension and Other Postretirement Plans	Total
Balance at December 31, 2016	$(264,562)	$(213)	$(130,841)	$(395,616)
OCI before reclassifications	23,935	451	(2,081)	22,305
Amounts reclassified from AOCI	—	(98)	572	474
Net OCI	23,935	353	(1,509)	22,779
Balance at March 31, 2017	$(240,627)	$140	$(132,350)	$(372,837)

(1)
During the three months ended March 31, 2017, the currency translation adjustment component of AOCI was favorably impacted by net movements in the Australian Dollar, British Pound, and Euro exchange rates against the U.S. Dollar.

The following table presents reclassification of AOCI into earnings, net of tax, for each component, during the three months ended March 31, 2017:

Amount Reclassified From AOCI
Unrealized Fair Value Of Cash Flow Hedges (1)
Interest rate derivatives (interest expense)	$(49)
Foreign currency derivatives (cost of revenue)	(124)
Total before tax	$(173)
Tax	75
Total net of tax	$(98)
Defined Benefit Pension and Other Postretirement Plans (2)
Amortization of prior service credits	$(150)
Recognized net actuarial losses	813
Total before tax	$663
Tax	(91)
Total net of tax	$572

(1)	See Note 9 for further discussion of our cash flow hedges, including the total value reclassified from AOCI to earnings.

(2)	See Note 10 for further discussion of our defined benefit and other postretirement plans, including the components of net periodic benefit cost.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. EQUITY-BASED INCENTIVE PLANS AND OTHER EQUITY ACTIVITY
General—Under our equity-based incentive plans (our “Incentive Plans”), we can issue shares to employees and directors in the form of restricted stock units (“RSUs”), performance based shares (including those based upon financial or stock price performance) and stock options. Changes in common stock, APIC and treasury stock during the three months ended March 31, 2017 and 2016 primarily relate to activity associated with our Incentive Plans and share repurchases.
Share Grants—During the three months ended March 31, 2017, we had the following share grants associated with our Incentive Plans:

	Shares (1)	Weighted Average Grant-Date Fair Value per Share
RSUs	852	$35.98
Financial performance based shares	597	$36.00
Stock performance based shares	149	$44.21
Total shares granted	1,598

(1)	No stock options were granted during the three months ended March 31, 2017.
Share Issuances—During the three months ended March 31, 2017, we had the following share issuances associated with our Incentive Plans and employee stock purchase plan (“ESPP”):

Shares
Financial performance based shares (issued upon vesting)	49
RSUs (issued upon vesting)	617
Stock options (issued upon exercise)	32
ESPP shares (issued upon sale)	110
Total shares issued	808
Stock-Based Compensation Expense—During the three months ended March 31, 2017 and 2016, we recognized stock-based compensation expense, primarily within selling and administrative expense, of $10,247 and $14,500, respectively (including $676 and $922, respectively, associated with our discontinued Capital Services Operations). We recognize forfeitures as they occur, rather than estimating expected forfeitures.
Share Repurchases—During the three months ended March 31, 2017, we repurchased 219 shares for $7,359 (an average price of $33.60) for taxes withheld on taxable share distributions.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. UNAPPROVED CHANGE ORDERS, CLAIMS, INCENTIVES AND OTHER PROJECT MATTERS
Unapproved Change Orders, Claims and Incentives—At March 31, 2017 and December 31, 2016, we had unapproved change orders and claims included in project price totaling approximately $505,800 and $121,100, respectively, for projects within our Engineering & Construction and Fabrication Services operating groups. Our unapproved change orders and claims at March 31, 2017 are primarily related to a proportionately consolidated joint venture project and a consolidated joint venture project. The change orders and claims are primarily related to schedule related delays, fabrication activities and disputes regarding certain reimbursable billings. Approximately $166,000 of the unapproved change orders and claims are subject to arbitration proceedings that are in the early stages and the remainder are subject to early commercial discussions. At March 31, 2017 and December 31, 2016, we also had incentives included in project price of approximately $38,200 and $43,000, respectively, for projects within our Engineering & Construction and Fabrication Services operating groups. Of the aforementioned unapproved change orders, claims and incentives, approximately $454,300 had been recognized as revenue on a cumulative POC basis through March 31, 2017.
The aforementioned amounts recorded in project price reflect our best estimate of recovery amounts; however, the ultimate resolution and amounts received could differ from these estimates and could have a material adverse effect on our results of operations, financial position and cash flow. See Note 11 for further discussion of outstanding receivables related to one of our large cost-reimbursable projects. See Note 4 for discussion of unapproved change orders, claims and incentives related to our Capital Services Operations.
Westinghouse Bankruptcy—At March 31, 2017, we had approximately $40,000 of accounts receivable and unbilled amounts due from Westinghouse. On March 29, 2017, Westinghouse filed voluntary petitions to reorganize under Chapter 11 of the U.S. Bankruptcy Code (“Westinghouse Bankruptcy”). We currently do not believe the Westinghouse Bankruptcy will impact the realizability of the receivable amounts and therefore, no amounts have been reserved as of March 31, 2017.
Other Project Matters—Backlog for each of our operating groups generally consists of several hundred contracts and our results may be impacted by changes in estimated project margins. For the three months ended March 31, 2017, significant changes in estimated margins on three projects resulted in a decrease to our income from operations of approximately $167,000, and two projects resulted in an increase to our income from operations of approximately $103,000, all within our Engineering & Construction operating group. For the three months ended March 31, 2016, individual projects with significant changes in estimated margins did not have a material net impact on our income from continuing operations.
Two of the projects that resulted in a decrease to our income from operations for the 2017 period (approximately $143,000 combined) were in a loss position at March 31, 2017. Both loss projects were impacted primarily by lower than anticipated labor productivity and further extensions of schedule. At March 31, 2017, one project was approximately 67% complete, had a reserve for estimated losses of approximately $70,000, and is forecasted to be completed in January 2018. The other loss project was approximately 85% complete, had a reserve for estimated losses of approximately $12,000, and is forecasted to be completed in September 2017. The other project that resulted in a decrease to our income from operations was impacted by the net effects (approximately $24,000, including the dilutive effect) of cost increases related to increased fabrication costs and craft labor, subcontractor and indirect costs associated with an extension of schedule, partly offset by the benefit of an increase in project price for claims on the project. Our current forecast for these projects anticipates improvement in productivity from our recent historical experience through modified execution plans and a favorable commercial resolution of schedule liquidated damages for the two loss projects. If future labor productivity differs from our current estimates, our schedules are further extended, or the loss projects incur schedule liquidated damages due to our inability to reach a favorable commercial resolution on such matters, the projects may experience additional forecast cost increases.
The projects that resulted in an increase to our income from operations for the 2017 period (approximately $103,000 combined) benefited from changes in estimated recoveries and included a large consolidated joint venture project and a separate cost reimbursable project.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. SEGMENT INFORMATION
Our management structure and internal and public segment reporting are aligned based upon the services offered by our three operating groups, which represent our reportable segments: Engineering & Construction; Fabrication Services; and Technology. Our chief operating decision maker evaluates the performance of the aforementioned operating groups based upon revenue and income from operations. Each operating group’s income from operations reflects corporate costs, allocated based primarily upon revenue. Intersegment revenue for our continuing operations is netted against the revenue of the segment receiving the intersegment services. For the three months ended March 31, 2017 and 2016, intersegment revenue totaled approximately $141,400 and $40,900, respectively. Intersegment revenue for the aforementioned periods primarily related to services provided by our Fabrication Services operating group to our Engineering & Construction operating group.
As a result of the classification of our Capital Services Operations (which is primarily comprised of our former Capital Services reportable segment) as a discontinued operation, the 2016 information for our remaining segments presented below has been recast to reflect: 1) a reallocation of certain corporate amounts previously allocated to the Capital Services segment that were not assignable to the discontinued operation, and 2) the portions of the previously reported Capital Services segment that are not included in the Capital Services Operations and the portions of other segments that are included in the Capital Services Operations. In addition, revenue for the remaining segments has been recast to reflect the intersegment revenue with our Capital Services Operations that was previously eliminated prior to the discontinued operations classification (approximately $15,900 and $31,900 for the three months ended March 31, 2017 and 2016, respectively).
The following table presents total revenue and income from operations by reportable segment for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Revenue
Engineering & Construction	$1,280,753	$1,536,361
Fabrication Services	478,572	533,706
Technology	68,027	64,562
Total revenue	$1,827,352	$2,134,629

Income From Continuing Operations
Engineering & Construction	$5,414	$108,073
Fabrication Services	52,059	37,110
Technology	21,515	26,149
Total income from operations from continuing operations	$78,988	$171,332
The following table presents total assets by reportable segment at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Assets
Engineering & Construction	$3,898,095	$3,572,399
Fabrication Services	2,306,088	2,394,041
Technology	944,464	996,104
Total assets of continuing operations	7,148,647	6,962,544
Assets of discontinued operations (Note 4)	915,324	876,876
Total assets	$8,063,971	$7,839,420

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
OVERVIEW
General—We provide a wide range of services through our three operating groups, including conceptual design, technology, engineering, procurement, fabrication, modularization, construction and commissioning services to customers in the energy infrastructure market throughout the world. Our operating groups, which represent our reportable segments, include: Engineering & Construction; Fabrication Services; and Technology. Our Capital Services Operations (primarily comprised of our former Capital Services reportable segment), which provides comprehensive and integrated maintenance services, environmental engineering and remediation, construction services, program management, and disaster response and recovery services for private-sector customers and governments, is reported as a discontinued operation and is described further in Note 2 and Note 4 to our Financial Statements.
We continue to be broadly diversified across the global energy infrastructure market with a backlog of $13.9 billion at March 31, 2017 (including approximately $1.5 billion related to our equity method joint ventures and excluding $5.3 billion related to our discontinued Capital Services Operations). Our geographic diversity is illustrated by approximately 25% of our year to date 2017 revenue coming from projects outside the U.S. and approximately 25% of our March 31, 2017 backlog being comprised of projects outside the U.S. The geographic mix of our revenue will evolve consistent with changes in our backlog mix, as well as shifts in future global energy demand. Our diversity in energy infrastructure end markets ranges from downstream activities such as gas processing, LNG, refining, and petrochemicals, to fossil based power plants and upstream activities such as offshore oil and gas and onshore oil sands projects. Planned investments across the natural gas value chain, including LNG and petrochemicals, remain strong, and we anticipate additional benefits from continued investments in projects based on U.S. shale gas. Global investments in power and petrochemical facilities are expected to continue, as are investments in various types of facilities which require storage structures and pre-fabricated pipe.
Our long-term contracts are awarded on a competitively bid and negotiated basis using a range of contracting options, including cost-reimbursable, fixed-price and hybrid, which has both cost-reimbursable and fixed-price characteristics. Under cost-reimbursable contracts, we generally perform our services in exchange for a price that consists of reimbursement of all customer-approved costs and a profit component, which is typically a fixed rate per hour, an overall fixed fee or a percentage of total reimbursable costs. Under fixed-price contracts, we perform our services and execute our projects at an established price. The timing of our revenue recognition may be impacted by the contracting structure of our contracts. Cost-reimbursable contracts, and hybrid contracts with a more significant cost-reimbursable component, generally provide our customers with greater influence over the timing of when we perform our work, and accordingly, such contracts often result in less predictability with respect to the timing of our revenue. Fixed-price contracts, and hybrid contracts with a more significant fixed-price component, tend to provide us with greater control over project schedule and the timing of when work is performed and costs are incurred, and accordingly, when revenue is recognized. Our shorter-term contracts and services are generally provided on a cost-reimbursable, fixed-price or unit price basis. Our March 31, 2017 backlog distribution by contracting type was approximately 85% fixed-price, hybrid, or unit based, and 15% cost-reimbursable and is further described below within our operating group discussion.
New awards represent the expected revenue value of new contract commitments received during a given period, as well as scope growth on existing commitments. Backlog represents the unearned value of our new awards. New awards and backlog include the entire award values for joint ventures we consolidate and our proportionate share of award values for joint ventures we proportionately consolidate. New awards and backlog also include our pro-rata share of the award values for unconsolidated joint ventures we account for under the equity method. As the net results for our equity method joint ventures are recognized as equity earnings, their revenue is not presented in our Condensed Consolidated Statement of Operations (“Statement of Operations”).

Backlog for each of our operating groups generally consists of several hundred contracts, which are being executed globally. These contracts vary in size from less than one hundred thousand dollars in contract value to several billion dollars, with varying durations that can exceed five years. The timing of new awards and differing types, sizes, and durations of our contracts, combined with their geographic diversity and stages of completion, often results in fluctuations in our quarterly operating group results as a percentage of operating group revenue. In addition, the relative contribution of each of our operating groups, and selling and administrative expense fluctuations, will impact our quarterly consolidated results as a percentage of consolidated revenue. Selling and administrative expense fluctuations are impacted by our stock-based compensation costs, which are generally higher in the first quarter of each year due to the timing of stock awards and the accelerated expensing of awards for participants that are eligible to retire. Although quarterly variability is not unusual in our business, absent the impact of our Capital Services Operations, which is reported as a discontinued operation and is described further in Note 2 and Note 4, we are currently not aware of any fundamental change in our backlog or business that would give rise to future operating results that would be significantly different from our recent historical norms.
Engineering & Construction—Our Engineering & Construction operating group provides EPC services for major energy infrastructure facilities.
Backlog for our Engineering & Construction operating group comprised approximately $10.8 billion (77%) of our consolidated March 31, 2017 backlog (including approximately $1.0 billion related to our equity method joint ventures). The backlog composition by end market was approximately 40% petrochemical, 30% LNG, 25% power, and 5% refining. Our petrochemical backlog was primarily concentrated in the U.S. and the Middle East region and we anticipate significant opportunities will continue to be derived from these regions. Our LNG backlog was primarily concentrated in the Asia Pacific and North American regions. We anticipate significant opportunities will be derived from North America and Africa. Our power backlog was primarily concentrated in the U.S. and we anticipate that our significant future opportunities will be derived from North America. The majority of our refining-related backlog was derived from the Middle East and Russia and we anticipate that our future opportunities will continue to be derived from these regions. Our March 31, 2017 backlog distribution for this operating group by contracting type was approximately 80% fixed-price and hybrid and 20% cost-reimbursable.
Fabrication Services—Our Fabrication Services operating group provides fabrication and erection of steel plate structures; fabrication of piping systems and process modules; manufacturing and distribution of pipe and fittings; and engineered products for the oil and gas, petrochemical, power generation, water and wastewater, mining and mineral processing industries.
Backlog for our Fabrication Services operating group comprised approximately $2.1 billion (15%) of our consolidated March 31, 2017 backlog. The backlog composition by end market was approximately 40% petrochemical, 30% LNG (including low temp and cryogenic), 15% power, 5% refining, 5% gas processing and 5% other end markets. Our March 31, 2017 backlog distribution for this operating group by contracting type was approximately 95% fixed-price, hybrid, or unit based, with the remainder being cost-reimbursable.
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
Backlog for our Technology operating group comprised approximately $1.1 billion (8%) of our consolidated March 31, 2017 backlog (including approximately $499.0 million related to our equity method joint ventures) and was primarily comprised of fixed-price contracts.

RESULTS OF OPERATIONS
As a result of the classification of the operating results of our Capital Services Operations (which is primarily comprised of our former Capital Services reportable segment) as a discontinued operation, the results of our remaining segments for the 2016 periods presented have been recast to reflect: 1) a reallocation of certain corporate amounts previously allocated to the Capital Services segment that were not assignable to discontinued operations, and 2) the portions of the previously reported Capital Services segment that are not included in the Capital Services Operations and the portions of other segments that are included in the Capital Services Operations. In addition, backlog, new awards and revenue for the remaining segments has been recast in the tables below to reflect the intersegment amounts with our Capital Services Operations that was previously eliminated prior to the discontinued operations classification. Unless otherwise noted, the tables and discussions below relate to our continuing operations.
Our backlog, new awards, revenue and income from operations by reportable segment are as follows:

	March 31, 2017	% of Total	December 31, 2016	% of Total
Backlog	(In thousands)
Engineering & Construction	$10,792,597	77%	$9,871,208	76%
Fabrication Services	2,060,384	15%	2,117,567	16%
Technology	1,095,801	8%	1,025,723	8%
Total backlog	$13,948,782		$13,014,498

	Three Months Ended March 31,
	(In thousands)
	2017	% of Total	2016	% of Total
New Awards
Engineering & Construction	$2,236,173	79%	$341,665	43%
Fabrication Services	446,260	16%	374,139	47%
Technology	160,354	5%	83,620	10%
Total new awards	$2,842,787		$799,424

	2017	% of Total	2016	% of Total
Revenue
Engineering & Construction	$1,280,753	70%	$1,536,361	72%
Fabrication Services	478,572	26%	533,706	25%
Technology	68,027	4%	64,562	3%
Total revenue	$1,827,352		$2,134,629

	2017	% of Revenue	2016	% of Revenue
Income From Continuing Operations
Engineering & Construction	$5,414	0.4%	$108,073	7.0%
Fabrication Services	52,059	10.9%	37,110	7.0%
Technology	21,515	31.6%	26,149	40.5%
Total income from operations from continuing operations	$78,988	4.3%	$171,332	8.0%
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

New awards were $2.8 billion for the first quarter 2017 (including approximately $46.7 million related to our equity method joint ventures), compared with $799.4 million (including approximately $30.0 million related to our equity method joint ventures) for the corresponding 2016 period. Significant new awards for the first quarter 2017 included an ethane cracker project in the U.S. (approximately $1.3 billion) within our Engineering & Construction and Fabrication Services operating groups and a gas turbine power project in the U.S. (approximately $600.0 million) within our Engineering & Construction operating group. Significant new awards for the first quarter 2016 included scope increases on our LNG mechanical erection project in the Asia Pacific region (approximately $235.0 million) within our Engineering & Construction operating group.
Backlog at March 31, 2017 was approximately $13.9 billion (including approximately $1.5 billion related to our equity method joint ventures), compared with $13.0 billion at December 31, 2016 (including approximately $1.7 billion related to our equity method joint ventures), with the increase primarily reflecting the impact of new awards exceeding revenue by $1.0 billion (including $83.7 million of revenue for our unconsolidated equity method ventures).
Certain contracts within our Engineering & Construction operating group are dependent upon funding from the U.S. government, where funds are appropriated on a year-by-year basis, while contract performance may take more than one year. Approximately $303.0 million of our backlog at March 31, 2017 for the operating group was for contractual commitments that are subject to future funding decisions.
Revenue—Revenue was $1.8 billion for the first quarter 2017, representing a decrease of $307.3 million (14.4%) compared with the corresponding 2016 period. Our first quarter 2017 was primarily impacted by decreased activity on our large cost reimbursable LNG mechanical erection project in the Asia Pacific region and the wind down of various projects in the Middle East, Europe and Asia Pacific region within our Engineering & Construction operating group, and the timing of progress on projects within our Fabrication Services operating group. These impacts were partly offset by the benefit of increased activity on our LNG export facility projects in the U.S. within our Engineering & Construction operating group. See Operating Group Results below for further discussion.
Gross Profit—Gross profit was $151.0 million (8.3% of revenue) for the first quarter 2017, compared with $255.6 million (12.0% of revenue) for the corresponding 2016 period. Our first quarter 2017 gross profit percentage decreased compared to the 2016 period primarily due to the net impact of changes in forecast costs and changes in estimated recoveries on certain projects, and a lower margin mix. See Operating Group Results below for further discussion.
Selling and Administrative Expense—Selling and administrative expense was $73.1 million (4.0% of revenue) for the first quarter 2017, compared with $80.9 million (3.8% of revenue) for the corresponding 2016 period. The decrease for the first quarter 2017 was primarily due to lower incentive plan costs (approximately $3.0 million) and the impact of cost reduction initiatives, partly offset by inflationary increases. Stock-based compensation expense totaled approximately $10.2 million and $14.5 million for the first quarter 2017 and 2016, respectively, or 23% and 37% of estimated annual expense for each of the respective periods.
Intangibles Amortization—Intangibles amortization was $6.5 million for the first quarter 2017, compared with $7.1 million for the corresponding 2016 period. The decrease relative to the 2016 period was primarily due to intangible assets that became fully amortized during the first quarter 2016.
Equity Earnings—Equity earnings were $7.6 million for the first quarter 2017, compared with $3.6 million for the corresponding 2016 period and were primarily associated with our unconsolidated CTCI and CLG joint ventures within our Engineering & Construction and Technology operating groups, respectively. The change in equity earnings is due to increased activity for our CTCI joint venture, partly offset by decreased activity for our CLG joint venture.
Income from Operations— Income from operations was $79.0 million (4.3% of revenue) for the first quarter 2017, compared with $171.3 million (8.0% of revenue) for the corresponding 2016 period. The changes in our first quarter 2017 income from operations compared to the 2016 period were due to the reasons noted above. See Operating Group Results below for further discussion.
Interest Expense and Interest Income—Interest expense was $24.1 million for the first quarter 2017, compared with $20.1 million for the corresponding 2016 period. Our first quarter 2017 was impacted by higher revolving credit facility borrowings. Approximately $6.9 million and $5.8 million of interest expense for the first quarter 2017 and 2016, respectively, has been classified within discontinued operations as the net proceeds from the sale of our discontinued Capital Services Operations will be used to repay our debt. Interest income was $1.2 million for the first quarter 2017, compared with $2.2 million for the corresponding 2016 period.

Income Tax Expense—Income tax expense was $13.7 million (24.4% of pre-tax income) for the first quarter 2017, compared with $39.5 million (25.8% of pre-tax income) for the corresponding 2016 period. Our first quarter 2017 tax rate benefited from earnings represented by noncontrolling interests (approximately 2.0%) and previously unrecognized tax benefits (approximately 4.0%), partly offset by the impact of tax deficiencies associated with share-based payments (approximately 5.0%). Our first quarter 2016 tax rate benefited from earnings represented by noncontrolling interests (approximately 1.5%) and the net impact of previously unrecognized tax benefits and changes in tax rates enacted during the quarter on our U.S. state deferred tax assets (approximately 2.0% combined).
Our 2017 tax rate decreased relative to the 2016 period, excluding the impacts of the aforementioned items for 2017 and 2016 due to anticipated lower pre-tax income in higher tax rate jurisdictions, primarily the U.S. (approximately 2.0%). Our tax rate may continue to experience fluctuations due primarily to changes in the geographic distribution of our pre-tax income.
Net Income Attributable to Noncontrolling Interests—Noncontrolling interests are primarily associated with our consolidated joint venture projects within our Engineering & Construction operating group and certain operations in the Middle East within our Fabrication Services operating groups. Net income attributable to noncontrolling interests was $27.3 million for the first quarter 2017, compared with $13.0 million for the corresponding 2016 period. The change compared to the 2016 periods was commensurate with the level of applicable operating results for the aforementioned projects and operations. See Operating Group Results below for further discussion.
Segment Results
Engineering & Construction
New Awards—New awards were $2.2 billion for the first quarter 2017, compared with $341.7 million for the corresponding 2016 period. Significant new awards for the first quarter 2017 included an ethane cracker project in the U.S. (approximately $1.2 billion) and a gas turbine power project in the U.S. (approximately $600.0 million). Significant new awards for the first quarter 2016 included scope increases on our LNG mechanical erection project in the Asia Pacific region (approximately $235.0 million).
Revenue—Revenue was $1.3 billion for the first quarter 2017, representing a decrease of $255.6 million (16.6%) compared with the corresponding 2016 period. Our first quarter 2017 revenue was primarily impacted by decreased activity on our large cost reimbursable LNG mechanical erection project in the Asia Pacific region (approximately $197.0 million) and the wind down of various projects in the Middle East, Europe and Asia Pacific region, partly offset by the benefit of increased activity on our LNG export facility projects in the U.S. (approximately $110.0 million).
Approximately $632.0 million of the operating group’s first quarter 2017 revenue was attributable to our LNG export facility projects in the U.S., compared with approximately $522.0 million for the corresponding 2016 period. Approximately $107.0 million of the operating group’s first quarter 2017 revenue was attributable to our large cost reimbursable LNG mechanical erection project in the Asia Pacific region, compared with approximately $304.0 million for the corresponding 2016 period.
Income from Operations—Income from operations was $5.4 million (0.4% of revenue) for the first quarter 2017, compared with a $108.1 million (7.0% of revenue) for the corresponding 2016 period.
Our first quarter 2017 results were impacted by lower revenue volume and a lower margin mix. In addition, our results were impacted by cost increases on two projects in the U.S. (approximately $143.0 million combined) that were in a loss position. Both loss projects were impacted primarily by lower than anticipated labor productivity and further extensions of schedule. At March 31, 2017, one project was approximately 67% complete, had a reserve for estimated losses of approximately $70.0 million, and is forecasted to be completed in January 2018. The other loss project was approximately 85% complete, had a reserve for estimated losses of approximately $12.0 million, and is forecasted to be completed in September 2017. Our results were also impacted by the net effects (approximately $24.0 million, including the dilutive effect) of cost increases on a proportionately consolidated joint venture project related to increased fabrication costs and craft labor, subcontractor and indirect costs associated with an extension of schedule, partly offset by the benefit of an increase in project price for claims on the project. Our current forecast for these projects anticipates improvement in productivity from our recent historical experience through modified execution plans and a favorable commercial resolution of schedule liquidated damages for the two loss projects. If future labor productivity differs from our current estimates, our schedules are further extended, or the loss projects incur schedule liquidated damages due to our inability to reach a favorable commercial resolution on such matters, the projects may experience additional forecast cost increases.
The aforementioned impacts for the first quarter 2017 were partly offset by the benefit of changes in estimated recoveries (approximately $103.0 million combined) on a large consolidated joint venture project and a separate cost reimbursable project.

Fabrication Services
New Awards—New awards were $446.3 million for the first quarter 2017, compared with $374.1 million for the corresponding 2016 period. New awards for the first quarter 2017 included work scopes we will perform for the aforementioned ethane cracker project in the U.S. (approximately $80.0 million) and various storage and pipe fabrication awards throughout the world. Significant new awards for the first quarter 2016 included refurbishment of crude oil storage tanks in the Middle East (approximately $60.0 million) and crude oil storage tanks in Canada (approximately $50.0 million).
Revenue—Revenue was $478.6 million for the first quarter 2017, representing a decrease of $55.1 million (10.3%) compared with the corresponding 2016 period. Our first quarter 2017 revenue was primarily impacted by the timing of progress on our projects.
Income from Operations—Income from operations was $52.1 million (10.9% of revenue) for the first quarter 2017, compared with $37.1 million (7.0% of revenue) for the corresponding 2016 period. Our first quarter 2017 results benefited from lower overhead costs. Our first quarter 2016 results were impacted by cost increases on two projects in North America and the Asia Pacific region (approximately $26.0 million combined), partly offset by savings on various projects, primarily in North America.
Technology
New Awards—New awards were $160.4 million for the first quarter 2017 (including approximately $46.7 million related to our equity method joint ventures), compared with $83.6 million for the corresponding 2016 period (including approximately $30.0 million related to our equity method joint ventures). New awards for the first quarter 2017 included petrochemical and refining licensing, catalyst and proprietary equipment awards, primarily in the Asia Pacific region. New awards for the first quarter 2016 included petrochemical licensing in the Asia Pacific region and catalyst awards in the Middle East.
Revenue—Revenue was $68.0 million for the first quarter 2017, representing an increase of $3.5 million (5.4%) compared with the corresponding 2016 period. Our first quarter 2017 revenue benefited from increased petrochemical licensing, partly offset by lower catalyst activity.
Income from Operations—Income from operations was $21.5 million (31.6% of revenue) for the first quarter 2017, compared with $26.1 million (40.5% of revenue) for the corresponding 2016 period. Our first quarter 2017 was impacted by lower equity earnings (approximately $3.0 million) and a lower margin mix.
Discontinued Capital Services Operations

	March 31, 2017	December 31, 2016
	(In thousands)
Backlog	$5,329,149	$5,447,202

	Three Months Ended March 31,
	2017	2016
	(In thousands)
New Awards	$472,358	$415,490
Revenue	$552,947	$564,981
Income From Operations	$19,044	$16,608
% of Revenue	3.4%	2.9%
Our discontinued Capital Services Operations provide comprehensive and integrated maintenance services, environmental engineering and remediation, construction services, program management, and disaster response and recovery services for private-sector customers and governments.
Backlog/New Awards—Backlog for the operating group was approximately $5.3 billion at March 31, 2017, compared with $5.4 billion at December 31, 2016, with the decrease primarily reflecting the impact of revenue exceeding new awards by $80.6 million. The backlog composition by end market was approximately 65% operations and maintenance services, 15% environmental services, 15% construction services and 5% program and project management, and was primarily concentrated in the U.S. The March 31, 2017 backlog distribution for this operating group by contracting type was approximately 70% cost-reimbursable and 30% fixed-price, hybrid and unit based.

Certain contracts within this operating group are dependent upon funding from the U.S. government, where funds are appropriated on a year-by-year basis, while contract performance may take more than one year. At March 31, 2017, approximately $565.0 million of backlog for the operating group was for contractual commitments that are subject to future funding decisions.
New awards were $472.4 million for the first quarter 2017, compared with $415.5 million for the corresponding 2016 period. Significant new awards for the first quarter 2017 included power plant services in North America (approximately $180.0 million) and environmental remediation work for the U.S. Navy (approximately $55.0 million). Significant new awards for the first quarter 2016 included environmental remediation work for the U.S. Navy (approximately $70.0 million).
Revenue—Revenue was $552.9 million for the first quarter 2017, representing a decrease of $12.0 million (2.1%) compared with the corresponding 2016 period. Our first quarter 2017 revenue was primarily impacted by lower construction services and industrial maintenance activity, partly offset by increased emergency response activity.
Income from Operations—Income from operations for the first quarter 2017 was $19.0 million (3.4% of revenue), compared with $16.6 million (2.9% of revenue) for the corresponding 2016 period.
LIQUIDITY AND CAPITAL RESOURCES
General
Cash and Cash Equivalents—At March 31, 2017, our cash and cash equivalents were $402.3 million, and were maintained in local accounts throughout the world, substantially all of which were maintained outside The Netherlands, our country of domicile. With the exception of $234.3 million of cash and cash equivalents within our variable interest entities (“VIEs”) associated with our partnering arrangements, which is generally only available for use in our operating activities when distributed to the partners, at March 31, 2017, there were no material restrictions on our cash and cash equivalents.
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
Summary of Cash Flow Activity
Operating Activities—During the first quarter 2017, net cash used in operating activities was $290.7 million (including approximately $17.5 million related to our discontinued Capital Services Operations), primarily resulting from cash generated from earnings, offset by a net change of $330.6 million in our accounts receivable, inventory, accounts payable and net contracts in progress account balances (collectively “Contract Capital”). The components of our net Contract Capital balances at March 31, 2017 and December 31, 2016 (including our discontinued Capital Services Operations), and changes during the first quarter 2017, were as follows:

	March 31, 2017	December 31, 2016	Change
	(In thousands)
Total billings in excess of costs and estimated earnings (1)	$(1,536,486)	$(1,449,335)	$(87,151)
Total costs and estimated earnings in excess of billings (1)	657,232	564,024	93,208
Contracts in Progress, net	(879,254)	(885,311)	6,057
Accounts receivable, net	944,781	727,659	217,122
Inventory	206,476	194,130	12,346
Accounts payable	(1,010,459)	(1,105,576)	95,117
Contract Capital, net	$(738,456)	$(1,069,098)	$330,642

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
The $330.6 million increase in our Contract Capital during the first quarter 2017 (including approximately $58.0 million related to our discontinued Capital Services Operations) was primarily due to a net increase in contracts in progress and accounts receivable and a decrease in accounts payable. The net increase in Contract Capital is primarily due to the net use of advance payments on our large projects in the U.S. and increase in receivables on our large consolidated joint venture project in the Asia Pacific region. The decrease in accounts payable was due to the timing of payments on our projects. Our net cash used in operating activities, combined with payments in advance of performing work for our unconsolidated equity method joint ventures, which are reflected in financing activities because the joint ventures are not consolidated, totaled approximately $270.0 million during the first quarter 2017. We anticipate future quarterly variability in our operating cash flows due to ongoing fluctuations in our Contract Capital balance. See “Credit Facilities and Debt” below for further discussion of our liquidity.
Investing Activities—During the first quarter 2017, net cash used in investing activities was $43.3 million, primarily related to net advances of $23.8 million to our venture partners by our proportionately consolidated ventures (see Note 7 to our Financial Statements for further discussion), capital expenditures of $12.3 million and other investments of $8.3 million.
Financing Activities—During the first quarter 2017, net cash provided by financing activities was $227.6 million, primarily related to net revolving facility and other short-term borrowings of $510.0 million, net advances from our equity method and proportionately consolidated ventures of $47.1 million (see Note 7 to our Financial Statements for further discussion) and cash proceeds from the issuance of shares associated with our stock plans of $3.9 million. These cash inflows were partly offset by repayments on our long-term debt of $300.0 million, distributions to our noncontrolling interest partners of $19.0 million, stock-based compensation-related withholding taxes on taxable share distributions totaling $7.4 million (0.2 million shares at an average price of $33.60 per share) and dividends paid to our shareholders of $7.0 million.
Effect of Exchange Rate Changes on Cash and Cash Equivalents—During the first quarter 2017, our cash and cash equivalents balance increased by $21.3 million due to the impact of changes in functional currency exchange rates against the U.S. Dollar for non-U.S. Dollar cash balances, primarily for net changes in the Australian Dollar, British Pound, and Euro exchange rates. The net unrealized gain on our cash and cash equivalents resulting from these exchange rate movements is reflected in the cumulative translation adjustment component of OCI. Our cash and cash equivalents held in non-U.S. Dollar currencies are used primarily for project-related and other operating expenditures in those currencies, and therefore, our exposure to realized exchange gains and losses is not anticipated to be material.
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
Committed Facilities—We have a five-year, $1.35 billion committed revolving credit facility (the “Revolving Facility”) with Bank of America N.A. (“BofA”), as administrative agent, and BNP Paribas Securities Corp., BBVA Compass, Credit Agricole Corporate and Investment Bank (“Credit Agricole”) and TD Securities, each as syndication agents, which expires in October 2018. The Revolving Facility has a $270.0 million financial letter of credit sublimit and has financial and restrictive covenants described further below. The Revolving Facility also includes customary restrictions regarding subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, and mergers and acquisitions, and includes a limitation for dividend payments and share repurchases, among other restrictions. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. The interest, commitment fee, and letter of credit fee percentages are based upon our quarterly leverage ratio. In the event we borrow funds under the facility, interest is assessed at either prime plus an applicable floating margin, or LIBOR plus an applicable floating margin, as described further below. At March 31, 2017, we had $505.0 million of outstanding borrowings under the facility and $69.1 million of outstanding letters of credit under the facility (none of which were financial letters of credit), providing $775.9 million of available capacity. During the three months ended March 31, 2017, our weighted average interest rate on borrowings under the facility was approximately 2.9%, inclusive of the applicable floating margin.

We have a five-year, $800.0 million committed revolving credit facility (the “Second Revolving Facility”) with BofA, as administrative agent, and BNP Paribas Securities Corp., BBVA Compass, Credit Agricole and Bank of Tokyo Mitsubishi UFJ, each as syndication agents, which expires in July 2020. The Second Revolving Facility supplements our Revolving Facility, has a $50.0 million financial letter of credit sublimit and has financial and restrictive covenants described further below. In addition to interest on debt borrowings, we are assessed quarterly commitment fees on the unutilized portion of the facility as well as letter of credit fees on outstanding instruments. The interest, commitment fee, and letter of credit fee percentages are based upon our quarterly leverage ratio. In the event we borrow funds under the facility, interest is assessed at either prime plus an applicable floating margin, or LIBOR plus an applicable floating margin, as described further below. At March 31, 2017, we had $212.5 million of outstanding borrowings and $7.6 million of outstanding letters of credit under the facility (including $2.8 million of financial letters of credit), providing $579.9 million of available capacity. During the three months ended March 31, 2017, our weighted average interest rate on borrowings under the facility was approximately 5.0%, inclusive of the applicable floating margin.
Uncommitted Facilities—We also had various short-term, uncommitted letter of credit and borrowing facilities (the “Uncommitted Facilities”) across several geographic regions of approximately $4.6 billion, of which $563.0 million may be utilized for borrowings. At March 31, 2017, we had $200.0 million of outstanding borrowings and $1.7 billion of outstanding letters of credit under these facilities, providing $2.6 billion of available capacity, of which $363.0 million was available for borrowings. During the three months ended March 31, 2017, our weighted average interest rate on borrowings under the facilities was approximately 2.2%.
Term Loans—On February 13, 2017, we paid the remaining $300.0 million of principal on our four-year, $1.0 billion unsecured term loan (the “Term Loan”) with BofA as administrative agent. Interest was based upon LIBOR plus an applicable floating margin for the period (0.98% and 2.25%, respectively). In conjunction with the settlement of the Term Loan, we also settled our associated interest rate swap that hedged against a portion of the Term Loan, which resulted in a weighted average interest rate of approximately 2.6% during the first quarter 2017.
At March 31, 2017, we had $500.0 million outstanding on a five-year, $500.0 million term loan (the “Second Term Loan”) with BofA as administrative agent. Interest and principal under the Second Term Loan is payable quarterly in arrears beginning in June 2017 and bears interest at LIBOR plus an applicable floating margin as described further below. During the three months ended March 31, 2017, our weighted average interest rate on the Second Term Loan was approximately 2.4%, inclusive of the applicable floating margin. Future annual maturities for the Second Term Loan are $56.3 million, $75.0 million, $75.0 million and $293.8 million for 2017, 2018, 2019, and 2020, respectively. The Second Term Loan has financial and restrictive covenants described further below.
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
Compliance and Other—On February 24, 2017, and effective for the period ended December 31, 2016, we amended our Revolving Facility, Second Revolving Facility, Second Term Loan, Senior Notes and Second Senior Notes (collectively, “Senior Facilities”). The amendments established a new maximum leverage ratio of 3.50 at December 31, 2016, decreasing to 3.00 at December 31, 2017, or 45 days subsequent to the closing of the sale of our Capital Services Operations (the “Closing Date”) as described in Note 4 to our Financial Statements, if earlier. The amendments also established a new minimum net worth of $1.2 billion, maintained our required fixed charge ratio at 1.75, and will reduce our Revolving Facility from $1.4 billion to $1.2 billion at the Closing Date. The amendments also included other financial and restrictive covenants.
On May 8, 2017, and effective for the period ended March 31, 2017, we further amended our Senior Facilities. The amendments require us to secure the Senior Facilities through the pledge of cash, accounts receivable, inventory, fixed assets, and stock of subsidiaries. In addition, the amendments require us to repay the Senior Facilities on a pro-rata basis with the proceeds from the sale of our Capital Services Operations, the issuance of any unsecured debt that is subordinate (“Subordinated Debt”) to the Senior Facilities, the issuance of any equity securities, or the sale of any assets. The amendments also establish new maximum leverage ratios for borrowings under the Senior Facilities (“Senior Secured Leverage Ratio”) as follows: 4.00 at March 31, 2017; 4.50 at June 30, 2017 and September 30, 2017; 3.00 at December 31, 2017 and March 31,

2018; and 2.50 at June 30, 2018. The amendments prohibit mergers and acquisitions, open-market share repurchases, and increases to dividends until our leverage ratio is below 3.00 for two consecutive quarters. In addition to the Senior Secured Leverage Ratio, the amendments establish total maximum leverage ratios for all borrowings among the Senior Facilities and any Subordinated Debt as follows: 5.25 at June 30, 2017; 6.00 at September 30, 2017; 4.00 at December 31, 2017 and March 31, 2018; 3.25 at June 30, 2018; and 3.00 at September 30, 2018.
Interest on outstanding borrowings under the amended Revolving Facility, Second Revolving Facility and the Second Term Loan is based on our quarterly leverage ratio and is assessed at either prime plus an applicable floating margin (4.00% and 1.50%, respectively at March 31, 2017), or LIBOR plus an applicable floating margin (0.98% and 2.50%, respectively at March 31, 2017). Our fixed rate interest on our amended Senior Notes and Second Senior Notes was increased by an incremental 0.50% over the rates in effect at March 31, 2017 discussed above. Further, the amended Senior Notes and Second Senior Notes include provisions relating to our credit profile, which if not maintained will result in an incremental annual cost of up to 2.00% of the outstanding balance under the notes.
During the three months ended March 31, 2017, maximum outstanding borrowings under our Revolving Facility and Second Revolving Facility (collectively, “Committed Facilities”) and Uncommitted Facilities were approximately $1.7 billion. At March 31, 2017, we were in compliance with all our amended financial and restrictive covenants of our Senior Facilities with a leverage ratio of 3.91, a fixed charge coverage ratio of 3.07, and net worth of $1.5 billion. If we are unable to remain in compliance with these covenants, and such covenants are not further amended, it could result in all of our debt becoming current. Our ability to remain in compliance with such covenants in the second quarter 2017, and over the next twelve months, will require the successful securitization of the assets required under the amendments to our Senior Facilities and will likely require us to complete the sale of our Capital Services Operations during the second quarter 2017 to reduce our debt, which we believe is probable.
We believe our cash on hand, cash flow from operations, and amounts available under our Committed Facilities and Uncommitted Facilities will be sufficient to finance our capital expenditures, settle our commitments and contingencies (as more fully described in Note 11 to our Financial Statements) and address our working capital needs for the foreseeable future. However, there can be no assurance that such funding will continue to be available, as our ability to generate cash flows from operations, our ability to access funding under our Committed Facilities and Uncommitted Facilities at reasonable terms, and our ability to comply with our financial and restrictive covenants may be impacted by a variety of business, economic, legislative, financial and other factors which may be outside of our control, including, but not limited to, our ability to access appropriate capital markets and complete asset dispositions, delay or cancellation of projects, decreased profitability on our projects, the timing of approval or settlement of unapproved change orders and claims, changes in foreign currency exchange or interest rates, performance of pension plan assets, or changes in actuarial assumptions. Further, we could be impacted if our customers experience a material change in their ability to pay us or if the banks associated with our lending facilities were to cease or reduce operations, or if there is a full or partial break-up of the European Union (the “EU”) or its currency, the Euro.
In addition, while we had approximately $4.6 billion of Uncommitted Facilities at March 31, 2017, these facilities are all unsecured. There can be no assurance that the Uncommitted Facilities will remain available for new letter of credit or borrowing needs in the future as a result of the Senior Facilities becoming secured. We expect that any new borrowing or letter of credit needs would be sourced from the Senior Facilities.
Other
In addition to providing letters of credit, we also issue surety bonds in the ordinary course of business to support our contract performance. At March 31, 2017, we had $837.7 million of outstanding surety bonds. While we currently have significant uncommitted bonding facilities, a termination or reduction of these bonding facilities could result in the utilization of letters of credit in lieu of performance bonds, thereby reducing the available capacity under the Committed Facilities. Although we do not anticipate a reduction or termination of the bonding facilities, there can be no assurance that such facilities will continue to be available at reasonable terms to service our ordinary course obligations.
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
Revenue Recognition
Our revenue is primarily derived from long-term contracts and is generally recognized using the POC method, primarily based on the percentage that actual costs-to-date bear to total estimated costs to complete each contract. We follow the guidance of FASB ASC Revenue Recognition Topic 605-35 for accounting policies relating to our use of the POC method, estimating costs, and revenue recognition, including the recognition of incentive fees, unapproved change orders and claims, and combining and segmenting contracts. We primarily utilize the cost-to-cost approach to estimate POC as we believe this method is less subjective than relying on assessments of physical progress. Under the cost-to-cost approach, the use of estimated costs to complete each contract is a significant variable in the process of determining recognized revenue and is a significant factor in the accounting for contracts. Significant estimates that impact the cost to complete each contract are costs of engineering, materials, components, equipment, labor and subcontracts; labor productivity; schedule durations, including subcontractor or supplier progress; liquidated damages; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts in progress. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates. See Note 14 to our Financial Statements for discussion of projects with significant changes in estimated margins during the three months ended March 31, 2017 and 2016.
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
Goodwill
Goodwill Summary and Reporting Units—At March 31, 2017, our goodwill balance was $2.8 billion. Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually at a reporting unit level, absent any indicators of impairment or when other actions require an impairment assessment (such as a change in reporting units). We perform our annual impairment assessment during the fourth quarter of each year based upon balances as of October 1. At December 31, 2016, we had the following three operating groups and reporting units:

•	Engineering & Construction—Our Engineering & Construction operating group represented a reporting unit.

•	Fabrication Services—Our Fabrication Services operating group represented a reporting unit.

•	Technology—Our Technology operating group represented a reporting unit.
Impairment Assessment—During the fourth quarter 2016, we performed a quantitative assessment of goodwill for each of the aforementioned reporting units. Based upon these quantitative assessments, the fair value of each of these reporting units substantially exceeded their respective net book values, and accordingly, no impairment charge was necessary as a result of our annual impairment assessment.
Determination of Reporting Unit Fair Values—To determine the fair value of our reporting units and test for impairment, we utilized an income approach (discounted cash flow method) as we believe this is the most direct approach to incorporate the specific economic attributes and risk profiles of our reporting units into our valuation model. This is consistent with the methodology used to determine the fair value of our reporting units in previous years. We generally do not utilize a market approach given the lack of relevant information generated by market transactions involving comparable businesses. However, to the extent market indicators of fair value become available, we consider such market indicators in our discounted cash flow analysis and determination of fair value. The discounted cash flow methodology is based, to a large extent, on assumptions about future events, which may or may not occur as anticipated, and such deviations could have a significant impact on the calculated estimated fair values of our reporting units. These assumptions include, but are not limited to, estimates of discount rates, future growth rates, and terminal values for each reporting unit. The discounted cash flow analysis included forecasted cash flows over a seven-year forecast period (2017 through 2023), with our 2017 business plan used as the basis for our 2017 projections. These forecasted cash flows took into consideration historical and recent results, the reporting unit’s backlog and near term prospects, and management’s outlook for the future. A terminal value was also calculated using a terminal value growth assumption to derive the annual cash flows after the discrete forecast period. A reporting unit specific discount rate was applied to the forecasted cash flows and terminal cash flows to determine the discounted future cash flows, or fair value, of each reporting unit.
See Note 6 to our Financial Statements for further discussion regarding goodwill.

Other Long-Lived Assets
We amortize our finite-lived intangible assets on a straight-line basis with lives ranging from 6 to 20 years, absent any indicators of impairment. We review tangible assets and finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, the estimated future cash flow associated with the asset or asset group will be compared to the asset’s carrying amount to determine if an impairment exists. During the three months ended March 31, 2017, we noted no indicators of impairment. See Note 6 to our Financial Statements for additional discussion of our intangible assets.
Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis using currently enacted income tax rates for the years in which the differences are expected to reverse. A valuation allowance (“VA”) is provided to offset any net deferred tax assets (“DTA(s)”) if, based upon the available evidence, it is more likely than not that some or all of the DTAs will not be realized. The realization of our net DTAs depends upon our ability to generate sufficient future taxable income of the appropriate character and in the appropriate jurisdictions.
On a periodic and ongoing basis we evaluate our DTAs and assess the appropriateness of our VA’s. In assessing the need for a VA, we consider both positive and negative evidence related to the likelihood of realization of the DTAs. If, based on the weight of available evidence, our assessment indicates that it is more likely than not that a DTA will not be realized, we record a VA. Our assessments include, among other things, the value and quality of our backlog, evaluations of existing and anticipated market conditions, analysis of recent and historical operating results and projections of future results, strategic plans and alternatives for associated operations, as well as asset expiration dates, where applicable. If the factors upon which we based our assessment of realizability of our DTAs differ materially from our expectations, including future operating results being lower than our current estimates, our future assessments could be impacted and result in an increase in VA and increase in tax expense.
Income tax and associated interest and penalty reserves, where applicable, are recorded in those instances where we consider it more likely than not that additional tax will be due in excess of amounts reflected in income tax returns filed worldwide, irrespective of whether or not we have received tax assessments. We continually review our exposure to additional income tax obligations and, as further information is known or events occur, changes in our tax and penalty reserves may be recorded within income tax expense and changes in interest reserves may be recorded in interest expense.
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

If at any time a venture qualifies as a VIE, we perform a qualitative assessment to determine whether we are the primary beneficiary of the VIE and, therefore, need to consolidate the VIE. We are the primary beneficiary if we have (1) the power to direct the economically significant activities of the VIE and (2) the right to receive benefits from, and obligation to absorb losses of, the VIE. If the venture is a VIE and we are the primary beneficiary, or we otherwise have the ability to control the venture, we consolidate the venture. If we are not determined to be the primary beneficiary of the VIE, or only have the ability to significantly influence, rather than control the venture, we do not consolidate the venture. We account for unconsolidated ventures using either proportionate consolidation for both the Balance Sheet and Statement of Operations, when we meet the applicable accounting criteria to do so, or utilize the equity method. See Note 7 to our Financial Statements for additional discussion of our material partnering arrangements.
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
FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q, including all documents incorporated by reference, contains forward-looking statements regarding CB&I and represents our expectations and beliefs concerning future events. These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve known and unknown risks and uncertainties. When considering any statements that are predictive in nature, depend upon or refer to future events or conditions, or use or contain words, terms, phrases, or expressions such as “achieve,” “forecast,” “plan,” “propose,” “strategy,” “envision,” “hope,” “will,” “continue,” “potential,” “expect,” “believe,” “anticipate,” “project,” “estimate,” “predict,” “intend,” “should,” “could,” “may,” “might,” or similar forward-looking statements, we refer you to the cautionary statements concerning risk factors and “Forward-Looking Statements” described under “Risk Factors” in Item 1A of our 2016 Annual Report and any updates to those risk factors or “Forward-Looking Statements” included in our subsequent quarterly reports on Form 10-Q filed with the SEC, which cautionary statements are incorporated herein by reference.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk—We are exposed to market risk associated with changes in foreign currency exchange rates, which may adversely affect our results of operations, financial condition and cash flows.
One form of exposure to fluctuating exchange rates relates to the effects of translating financial statements of entities with functional currencies other than the U.S. Dollar into our reporting currency. With respect to the translation of our balance sheet, net movements in the Australian Dollar, British Pound, and Euro exchange rates against the U.S. Dollar unfavorably impacted the cumulative translation adjustment component of AOCI; however our cash balance was favorably impacted by approximately $21.3 million. We generally do not hedge our exposure to potential foreign currency translation adjustments.
Another form of exposure to fluctuating exchange rates relates to the effects of transacting in currencies other than those of our entity’s functional currencies. We do not engage in currency speculation; however, we utilize foreign currency exchange rate derivatives on an ongoing basis to hedge against certain foreign currency related operating exposures. We generally seek hedge accounting treatment for contracts used to hedge operating exposures and designate them as cash flow hedges. Therefore, gains and losses, exclusive of credit risk and forward points (which represent the time value component of the fair value of our derivative positions), are included in AOCI until the associated underlying operating exposure impacts our earnings. Changes in the fair value of (1) credit risk and forward points, (2) instruments deemed ineffective during the period, and (3) instruments that we do not designate as cash flow hedges, are recognized within cost of revenue and were not material during the first quarter 2017.

At March 31, 2017, the notional value of our outstanding forward contracts to hedge certain foreign currency exchange-related operating exposures was $143.6 million, including net foreign currency exchange rate exposure associated with the purchase of U.S. Dollars ($88.4 million), Thai Baht ($17.4 million), Japanese Yen ($14.7 million), Kuwaiti Dinars ($3.2 million), and the sale of Euros ($20.0 million). The total fair value of these contracts was a net liability of approximately $3.5 million at March 31, 2017. The potential change in fair value for our outstanding contracts resulting from a hypothetical ten percent change in quoted foreign currency exchange rates would have been approximately $7.7 million and $6.3 million at March 31, 2017 and December 31, 2016, respectively. This potential change in fair value of our outstanding contracts would be offset by the change in fair value of the associated underlying operating exposures.
Other—The carrying values of our accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. At March 31, 2017, the fair value of our Second Term Loan, based on current market rates for debt with similar credit risk and maturities, approximated its carrying values as interest is based upon LIBOR plus an applicable floating margin. Our Senior Notes and Second Senior Notes are categorized within level 2 of the valuation hierarchy. Our Senior Notes had a total fair value of approximately $796.1 million and $785.7 million at March 31, 2017 and December 31, 2016, respectively, based on current market rates for debt with similar credit risk and maturities. Our Second Senior Notes had a total fair value of approximately $204.0 million and $206.4 million at March 31, 2017 and December 31, 2016, respectively, based on current market rates for debt with similar credit risk and maturities. See Note 9 to our Financial Statements for additional discussion of our financial instruments.
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
Changes in Internal Control—There were no changes in our internal controls over financial reporting that occurred during the first quarter 2017, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Project Arbitration Matter—The customer for one of our large cost-reimbursable projects has filed a request for arbitration with the International Chamber of Commerce, alleging cost overruns on the project. The customer has not provided evidence to substantiate its allegations and we believe all amounts incurred and billed on the project, including outstanding receivables of approximately $241.0 million as of March 31, 2017, are contractually due under the provisions of our contract and are recoverable, but have been classified as a non-current asset on our Balance Sheet as we do not anticipate collection within the next year. We do not believe a risk of material loss is probable related to this matter, and accordingly, no amounts have been accrued. While it is possible that a loss may be incurred, we are unable to estimate the range of potential loss, if any. Further, we have asserted counterclaims for our outstanding receivables.
Dispute Related to Sale of Nuclear Operations—On December 31, 2015, we sold our Nuclear Operations to Westinghouse Electric Company LLC (“WEC”). In connection with the transaction, a customary post-closing purchase price adjustment mechanism was negotiated between CB&I and WEC (the “Parties”) to account for any difference between target working capital and actual working capital as finally determined. On April 28, 2016, WEC delivered to us a purported closing statement estimating closing working capital to be negative $976.5 million, which was $2.2 billion less than target working capital. In contrast, we calculated closing working capital to be $1.6 billion, which is $427.8 million greater than target working capital. On July 21, 2016, we filed a complaint against WEC in the Court of Chancery in the State of Delaware (the “Court”) seeking a declaration that WEC has no remedy for the vast majority of its claims and requesting an injunction barring WEC from bringing such claims. On December 2, 2016, the Court granted WEC’s motion for judgment on the pleadings and dismissed our complaint, stating that the dispute should follow the dispute resolution process as set forth in the sales agreement. We filed an appeal of the Court’s ruling to the Delaware Supreme Court. Due to the bankruptcy filing by WEC on March 29, 2017, the claim resolution proceedings were automatically stayed pursuant to the Bankruptcy Code. At the parties request, the Bankruptcy Court lifted the automatic stay to permit the appeal and dispute resolution process to continue. As such, the oral argument before the Delaware Superior Court was held on May 3, 2017 and we anticipate a decision within approximately 30 days.  The Parties intend to move forward with the dispute resolution process, involving the selection of a new independent auditor to replace the previous auditor that resigned. We do not believe a risk of material loss is probable related to this matter, and accordingly, no amounts have been accrued. While it is possible that a loss may be incurred, we are unable to estimate the range of potential loss, if any. We intend to vigorously pursue this litigation and our rights under the purchase agreement.
Asbestos Litigation—We are a defendant in lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Over the past several decades and through March 31, 2017, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 6,100 plaintiffs and, of those claims, approximately 1,200 claims were pending and 4,900 have been closed through dismissals or settlements. Over the past several decades and through March 31, 2017, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount of approximately two thousand dollars per claim. We review each case on its own merits and make accruals based upon the probability of loss and our estimates of the amount of liability and related expenses, if any. While we have seen an increase in the number of recent filings, especially in one specific venue, we do not believe the increase or any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow, and at March 31, 2017, we had approximately $8.8 million accrued for liability and related expenses. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that we may expect to recover because of the variability in coverage amounts, limitations and deductibles, or the viability of carriers, with respect to our insurance policies for the years in question.

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
We believe we are in compliance, in all material respects, with environmental laws and regulations and maintain insurance coverage to mitigate our exposure to environmental liabilities. We do not believe any environmental matters will have a material adverse effect on our future results of operations, financial position or cash flow. We do not anticipate we will incur material capital expenditures for environmental controls or for the investigation or remediation of environmental conditions during the remainder of 2017 or 2018.
Item 1A. Risk Factors
There have been no material changes to risk factors as previously disclosed in our 2016 Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 1, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits
(a) Exhibits

2.1 (2)	Purchase Agreement, dated as of February 27, 2017, by and among Chicago Bridge & Iron Company N.V., The Shaw Group Inc., CBI Peruana SAC, Horton CBI, Limited and CSVC Acquisition Corp.

10.1 (1)	Separation Agreement and Release

10.2 (2)	Fifth Amendment, dated as of February 24, 2017, to the Note Purchase and Guarantee Agreement dated as of December 27, 2012

10.3 (2)	Amendment No. 5, dated as of February 24, 2017, to the Credit Agreement, dated as of October 28, 2013

10.4 (2)	Amendment No. 2, dated as of February 24, 2017, to the Amended and Restated Revolving Credit Agreement, dated as of July 8, 2015

10.5 (2)	Amendment No. 2, dated as of February 24, 2017, to the Term Loan Agreement, dated as of July 8, 2015

10.6 (2)	Third Amendment, dated as of February 24, 2017, to the Note Purchase and Guarantee Agreement dated as of July 22, 2015

10.7 (1)	Sixth Amendment and Waiver, dated as of May 8, 2017, to the Note Purchase and Guarantee Agreement dated as of December 27, 2012

10.8 (1)	Amendment No. 6 and Waiver, dated as of May 8, 2017, to the Credit Agreement, dated as of October 28, 2013

10.9 (1)	Amendment No. 3 and Waiver, dated as of May 8, 2017, to the Amended and Restated Revolving Credit Agreement, dated as of July 8, 2015

10.10 (1)	Amendment No. 3 and Waiver, dated as of May 8, 2017, to the Term Loan Agreement, dated as of July 8, 2015

10.11 (1)	Fourth Amendment and Waiver, dated as of May 8, 2017, to the Note Purchase and Guarantee Agreement dated as of July 22, 2015

31.1 (1)	Certification of the Company’s Chief Executive Officer pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (1)	Certification of the Company’s Chief Financial Officer pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (1)	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 (1)	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS (1),(3)	XBRL Instance Document

101.SCH (1),()	XBRL Taxonomy Extension Schema Document

101.CAL (1),()	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (1),(3)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (1),(3)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (1),(3)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith

(2)	Incorporated by reference from the Company’s 2016 Form 10-K filed March 1, 2017

(3)
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iii) the Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, (v) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2017 and 2016, and (vi) the Notes to Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2017.

Chicago Bridge & Iron Company N.V.
By:	Chicago Bridge & Iron Company B.V.
Its:	Managing Director

By:	/s/ Michael S. Taff
Michael S. Taff
Managing Director
(Principal Financial Officer and Duly Authorized Officer)