Form 10-Q
period 2017-06-30
CHICAGO BRIDGE & IRON CO N V
filed 2017-08-09
CIK 1027884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
☐  Yes    ☒  No
The number of shares outstanding of the registrant’s common stock as of July 27, 2017 – 101,169,452

CHICAGO BRIDGE & IRON COMPANY N.V.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)
Revenue	$1,283,477	$2,161,164	$3,110,829	$4,295,793
Cost of revenue	1,661,534	1,903,209	3,337,935	3,782,268
Gross (loss) profit	(378,057)	257,955	(227,106)	513,525
Selling and administrative expense	67,167	69,195	140,224	150,141
Intangibles amortization	6,377	6,464	12,863	13,541
Equity earnings	(8,655)	(2,059)	(16,266)	(5,664)
Other operating expense, net	3,637	1,107	3,668	927
Operating (loss) income from continuing operations	(446,583)	183,248	(367,595)	354,580
Interest expense	(34,714)	(20,196)	(58,815)	(40,261)
Interest income	882	2,754	2,110	4,934
(Loss) income from continuing operations before taxes	(480,415)	165,806	(424,300)	319,253
Income tax benefit (expense)	178,752	(41,937)	165,048	(81,461)
Net (loss) income from continuing operations	(301,663)	123,869	(259,252)	237,792
Net (loss) income from discontinued operations	(120,847)	8,679	(111,353)	14,718
Net (loss) income	(422,510)	132,548	(370,605)	252,510
Less: Net income attributable to noncontrolling interests ($457, $437, $870 and $885 related to discontinued operations)	(2,909)	(8,709)	(30,159)	(21,746)
Net (loss) income attributable to CB&I	$(425,419)	$123,839	$(400,764)	$230,764
Net (loss) income attributable to CB&I per share (Basic):
Continuing operations	$(3.02)	$1.10	$(2.87)	$2.07
Discontinued operations	(1.20)	0.08	(1.11)	0.13
Total	$(4.22)	$1.18	$(3.98)	$2.20
Net (loss) income attributable to CB&I per share (Diluted):
Continuing operations	$(3.02)	$1.09	$(2.87)	$2.05
Discontinued operations	(1.20)	0.08	(1.11)	0.13
Total	$(4.22)	$1.17	$(3.98)	$2.18
Weighted average shares outstanding:
Basic	100,866	105,298	100,660	105,051
Diluted	100,866	106,091	100,660	105,925
Cash dividends on shares:
Amount	$7,062	$7,372	$14,109	$14,731
Per share	$0.07	$0.07	$0.14	$0.14
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)
Net (loss) income	$(422,510)	$132,548	$(370,605)	$252,510
Other comprehensive income (loss) from continuing operations, net of tax:
Change in cumulative translation adjustment	32,914	(23,691)	57,324	(1,232)
Change in unrealized fair value of cash flow hedges	457	(260)	810	1,043
Change in unrecognized prior service pension credits/costs	56	(183)	(20)	(156)
Change in unrecognized actuarial pension gains/losses	(6,612)	4,569	(8,045)	2,416
Other comprehensive income (loss) from discontinued operations, net of tax:
Change in cumulative translation adjustment	(225)	30	270	263
Comprehensive (loss) income	(395,920)	113,013	(320,266)	254,844
Net income attributable to noncontrolling interests ($457, $437, $870 and $885 related to discontinued operations)	(2,909)	(8,709)	(30,159)	(21,746)
Change in cumulative translation adjustment attributable to noncontrolling interests	(651)	713	(1,621)	(544)
Comprehensive (loss) income attributable to CB&I	$(399,480)	$105,017	$(352,046)	$232,554
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and cash equivalents ($188,408 and $328,387 related to variable interest entities ("VIEs"))	$354,920	$490,679
Accounts receivable, net ($51,900 and $53,159 related to VIEs)	663,141	488,513
Inventory	158,818	190,102
Costs and estimated earnings in excess of billings ($6,263 and $26,186 related to VIEs)	418,038	410,749
Current assets of discontinued operations	—	414,732
Other current assets ($357,635 and $426,515 related to VIEs)	477,530	546,977
Total current assets	2,072,447	2,541,752
Equity investments	174,561	165,256
Property and equipment, net	502,426	505,944
Goodwill	2,829,214	2,813,803
Other intangibles, net	208,388	219,409
Deferred income taxes	876,969	730,108
Non-current assets of discontinued operations	—	462,144
Other non-current assets ($73,865 and $5,484 related to VIEs)	482,274	401,004
Total assets	$7,146,279	$7,839,420
Liabilities
Revolving facility and other short-term borrowings	$374,000	$407,500
Current maturities of long-term debt, net	1,469,320	503,910
Accounts payable ($353,343 and $337,089 related to VIEs)	976,929	964,548
Billings in excess of costs and estimated earnings ($441,481 and $407,325 related to VIEs)	1,704,464	1,395,349
Current liabilities of discontinued operations	—	247,469
Other current liabilities	953,567	1,017,473
Total current liabilities	5,478,280	4,536,249
Long-term debt, net	—	1,287,923
Deferred income taxes	8,937	7,307
Non-current liabilities of discontinued operations	—	5,388
Other non-current liabilities	438,852	441,216
Total liabilities	5,926,069	6,278,083
Shareholders’ Equity
Common stock, Euro .01 par value; shares authorized: 250,000; shares issued: 108,857 and 108,857; shares outstanding: 101,001 and 100,113	1,288	1,288
Additional paid-in capital	758,192	782,130
Retained earnings	955,733	1,370,606
Treasury stock, at cost: 7,856 and 8,744 shares	(296,351)	(344,870)
Accumulated other comprehensive loss	(346,898)	(395,616)
Total CB&I shareholders’ equity	1,071,964	1,413,538
Noncontrolling interests ($0 and $6,874 related to discontinued operations)	148,246	147,799
Total shareholders’ equity	1,220,210	1,561,337
Total liabilities and shareholders’ equity	$7,146,279	$7,839,420
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2017	2016
	(Unaudited)
Cash Flows from Operating Activities
Net (loss) income	$(370,605)	$252,510
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	48,898	62,853
Loss on net assets sold (net of cash paid for transaction costs of $4,700)	60,117	—
Deferred income taxes	(141,866)	68,932
Stock-based compensation expense	26,441	21,275
Other operating expense, net	1,644	934
Unrealized (gain) loss on foreign currency hedges	(3,687)	2,863
Excess tax benefits from stock-based compensation	—	(46)
Changes in operating assets and liabilities:
Increase in receivables, net	(164,655)	(113,662)
Change in contracts in progress, net	298,677	87,405
Decrease in inventory	32,988	15,334
Decrease in accounts payable	(57,913)	(53,637)
Increase in other current and non-current assets	(42,502)	(12,764)
Decrease in other current and non-current liabilities	(127,972)	(22,878)
(Increase) decrease in equity investments	(140)	445
Change in other, net	(25,535)	9,700
Net cash (used in) provided by operating activities	(466,110)	319,264
Cash Flows from Investing Activities
Proceeds from sale of discontinued operation, net of cash sold	645,506	—
Capital expenditures	(34,300)	(25,276)
Advances with partners of proportionately consolidated ventures, net	50,384	(39,116)
Proceeds from sale of property and equipment	1,609	4,302
Other, net	(9,858)	(55,578)
Net cash provided by (used in) investing activities	653,341	(115,668)
Cash Flows from Financing Activities
Revolving facility and other short-term repayments, net	(33,500)	(181,000)
Advances with equity method and proportionately consolidated ventures, net	11,817	161,698
Repayments on long-term debt	(318,750)	(75,000)
Excess tax benefits from stock-based compensation	—	46
Purchase of treasury stock	(9,080)	(7,970)
Issuance of stock	7,176	8,864
Dividends paid	(14,109)	(14,731)
Distributions to noncontrolling interests	(24,298)	(29,643)
Revolving facility and deferred financing costs	(13,763)	—
Net cash used in financing activities	(394,507)	(137,736)
Effect of exchange rate changes on cash and cash equivalents	57,040	(13,169)
(Decrease) increase in cash and cash equivalents	(150,236)	52,691
Cash and cash equivalents, beginning of period	505,156	550,221
Cash and cash equivalents, end of period	354,920	602,912
Cash and cash equivalents, end of period - discontinued operations	—	(16,596)
Cash and cash equivalents, end of period - continuing operations	$354,920	$586,316
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except per share data)

	Six Months Ended June 30, 2017
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Non - controlling Interests	Total Shareholders’ Equity
	Shares	Amount			Shares	Amount
	(Unaudited)
Balance at December 31, 2016	100,113	$1,288	$782,130	$1,370,606	8,744	$(344,870)	$(395,616)	$147,799	$1,561,337
Net (loss) income	—	—	—	(400,764)	—	—	—	30,159	(370,605)
Disposition	—	—	—	—	—	—	—	(7,035)	(7,035)
Change in cumulative translation adjustment, net	—	—	—	—	—	—	55,973	1,621	57,594
Change in unrealized fair value of cash flow hedges, net	—	—	—	—	—	—	810	—	810
Change in unrecognized prior service pension credits/costs, net	—	—	—	—	—	—	(20)	—	(20)
Change in unrecognized actuarial pension gains/losses, net	—	—	—	—	—	—	(8,045)	—	(8,045)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(24,298)	(24,298)
Dividends paid ($0.14 per share)	—	—	—	(14,109)	—	—	—	—	(14,109)
Stock-based compensation expense	—	—	26,441	—	—	—	—	—	26,441
Purchase of treasury stock	(299)	—	—	—	299	(9,080)	—	—	(9,080)
Issuance of stock	1,187	—	(50,379)	—	(1,187)	57,599	—	—	7,220
Balance at June 30, 2017	101,001	$1,288	$758,192	$955,733	7,856	$(296,351)	$(346,898)	$148,246	$1,220,210

	Six Months Ended June 30, 2016
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Non - controlling Interests	Total Shareholders’ Equity
	Shares	Amount			Shares	Amount
	(Unaudited)
Balance at December 31, 2015	104,427	$1,288	$800,641	$1,712,508	4,430	$(206,407)	$(294,040)	$149,600	$2,163,590
Net income	—	—	—	230,764	—	—	—	21,746	252,510
Change in cumulative translation adjustment, net	—	—	—	—	—	—	(1,513)	544	(969)
Change in unrealized fair value of cash flow hedges, net	—	—	—	—	—	—	1,043	—	1,043
Change in unrecognized prior service pension credits/costs, net	—	—	—	—	—	—	(156)	—	(156)
Change in unrecognized actuarial pension gains/losses, net	—	—	—	—	—	—	2,416	—	2,416
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(29,643)	(29,643)
Dividends paid ($0.14 per share)	—	—	—	(14,731)	—	—	—	—	(14,731)
Stock-based compensation expense	—	—	21,275	—	—	—	—	—	21,275
Purchase of treasury stock	(237)	—	—	—	237	(7,970)	—	—	(7,970)
Issuance of stock	1,125	—	(49,573)	—	(1,125)	52,171	—	—	2,598
Balance at June 30, 2016	105,315	$1,288	$772,343	$1,928,541	3,542	$(162,206)	$(292,250)	$142,247	$2,389,963

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
($ and share values in thousands, except per share data)
(Unaudited)
1. ORGANIZATION AND NATURE OF OPERATIONS
Organization and Nature of Operations—Founded in 1889, Chicago Bridge & Iron Company N.V. (“CB&I”, “we”, “our” or “us”) provides a wide range of services, including conceptual design, technology, engineering, procurement, fabrication, modularization, construction and commissioning services to customers in the energy infrastructure market throughout the world. Our business is aligned into three operating groups, which represent our reportable segments: Engineering & Construction; Fabrication Services; and Technology. See Note 2 and Note 4 for discussions of our discontinued operations and Note 15 for a discussion of our reportable segments and related financial information.
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
Basis of Presentation—We believe these Financial Statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our results of operations for the three and six months ended June 30, 2017 and 2016, our financial position as of June 30, 2017 and our cash flows for the six months ended June 30, 2017 and 2016. The December 31, 2016 Condensed Consolidated Balance Sheet (the “Balance Sheet”) was derived from our December 31, 2016 audited Consolidated Balance Sheet, adjusted to conform to our current year presentation.
On February 27, 2017, we entered into a definitive agreement (the “CS Agreement”) with CSVC Acquisition Corp (“CSVC”), under which CSVC agreed to acquire our capital services operations, which are primarily comprised of our former Capital Services reportable segment and provides comprehensive and integrated maintenance services, environmental engineering and remediation, construction services, program management, and disaster response and recovery services for private-sector customers and governments (the “Capital Services Operations”). We completed the sale of our Capital Services Operations on June 30, 2017 (the “Closing Date”). We considered the Capital Services Operations to be a discontinued operation in the first quarter 2017, as the divestiture represented a strategic shift and will have a material effect on our operations and financial results. Operating results of the Capital Services Operations have been classified as a discontinued operation within the Condensed Consolidated Statements of Operations (the “Statement of Operations”) for the three and six months ended June 30, 2017 and 2016. Further, the assets and liabilities of the Capital Services Operations have been classified as assets and liabilities of discontinued operations within our December 31, 2016 Balance Sheet, and our June 30, 2017 Balance Sheet reflects the impact of the sale. Cash flows of the Capital Services Operations are not reported separately within our Condensed Consolidated Statements of Cash flows. Unless otherwise noted, the footnotes to our Financial Statements relate to our continuing operations. See Note 4 for additional discussion of our discontinued operations and the impact of the sale of the Capital Services Operations.
In July 2017, we initiated a plan to market and sell our Technology operations (primarily comprised of our Technology reportable segment) and Engineered Products operations (representing a portion of our Fabrication Services reportable segment) (collectively, the “Technology Operations”), the proceeds of which will be used to significantly reduce our outstanding debt. We anticipate classifying the Technology Operations as held for sale during the third quarter 2017.
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
Revenue Recognition—Our revenue is primarily derived from long-term contracts and is generally recognized using the percentage of completion (“POC”) method, primarily based on the percentage that actual costs-to-date bear to total estimated costs to complete each contract. We follow the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Revenue Recognition Topic 605-35 for accounting policies relating to our use of the POC method, estimating costs, and revenue recognition, including the recognition of incentive fees, unapproved change orders and claims, and combining and segmenting contracts. We primarily utilize the cost-to-cost approach to estimate POC as we believe this method is less subjective than relying on assessments of physical progress. Under the cost-to-cost approach, the use of estimated costs to complete each contract is a significant variable in the process of determining recognized revenue and is a significant factor in the accounting for contracts. Significant estimates that impact the cost to complete each contract are costs of engineering, materials, components, equipment, labor and subcontracts; labor productivity; schedule durations, including subcontractor or supplier progress; liquidated damages; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts in progress. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates. See Note 14 for discussion of projects with significant changes in estimated margins during the three and six months ended June 30, 2017 and 2016.
Our long-term contracts are awarded on a competitively bid and negotiated basis and the timing of revenue recognition may be impacted by the terms of such contracts. We use a range of contracting options, including cost-reimbursable, fixed-price and hybrid, which has both cost-reimbursable and fixed-price characteristics. Fixed-price contracts, and hybrid contracts with a more significant fixed-price component, tend to provide us with greater control over project schedule and the timing of when work is performed and costs are incurred, and accordingly, when revenue is recognized. Cost-reimbursable contracts, and hybrid contracts with a more significant cost-reimbursable component, generally provide our customers with greater influence over the timing of when we perform our work, and accordingly, such contracts often result in less predictability with respect to the timing of revenue recognition. Contract revenue for our long-term contracts recognized under the POC method reflects the original contract price adjusted for approved change orders and estimated recoveries for incentive fees, unapproved change orders and claims, and liquidated damages. We recognize revenue associated with incentive fees when the value can be reliably estimated and recovery is probable. We recognize revenue associated with unapproved change orders and claims to the extent the related costs have been incurred, the value can be reliably estimated and recovery is probable. Our recorded incentive fees, unapproved change orders and claims reflect our best estimate of recovery amounts; however, the ultimate resolution and amounts received could differ from these estimates. Liquidated damages are reflected as a reduction to contract price to the extent they are deemed probable. See Note 14 for additional discussion of our recorded unapproved change orders, claims and incentives.
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

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cost of revenue for our long-term contracts includes direct contract costs, such as materials and labor, and indirect costs that are attributable to contract activity. The timing of when we bill our customers is generally dependent upon advance billing terms, milestone billings based on the completion of certain phases of the work, or when services are provided. Projects with costs and estimated earnings recognized to date in excess of cumulative billings is reported on the Balance Sheet as costs and estimated earnings in excess of billings. Projects with cumulative billings in excess of costs and estimated earnings recognized to date is reported on the Balance Sheet as billings in excess of costs and estimated earnings. The net balances on our Balance Sheet are collectively referred to as Contracts in Progress, net and the components of these balances at June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017		December 31, 2016
	Asset	Liability	Asset	Liability
Costs and estimated earnings on contracts in progress	$4,334,524	$28,697,752	$8,466,638	$23,408,316
Billings on contracts in progress	(3,916,486)	(30,402,216)	(8,055,889)	(24,803,665)
Contracts in progress, net	$418,038	$(1,704,464)	$410,749	$(1,395,349)
Any uncollected billed amounts, including contract retentions, are reported as accounts receivable. At June 30, 2017 and December 31, 2016, accounts receivable included contract retentions of approximately $64,500 and $72,100, respectively. Contract retentions due beyond one year were approximately $46,600 and $37,500 at June 30, 2017 and December 31, 2016, respectively.
Revenue for our service contracts that do not satisfy the criteria for revenue recognition under the POC method is recorded at the time services are performed. Revenue associated with incentive fees for these contracts is recognized when earned. Unbilled receivables for our service contracts are recorded within accounts receivable and were approximately $9,600 and $16,100 at June 30, 2017 and December 31, 2016, respectively.
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
Our billed and unbilled revenue may be exposed to potential credit risk if our customers should encounter financial difficulties, and we maintain reserves for specifically-identified potential uncollectible receivables. At June 30, 2017 and December 31, 2016, our allowances for doubtful accounts were not material.
Other Operating Expense (Income), Net—Other operating expense (income), net generally represents (gains) losses associated with the sale or disposition of property and equipment. For the three and six months ended June 30, 2017, other operating (income) expense, net also included accrued future operating lease expense for vacated facility capacity where we remain contractually obligated to a lessor of approximately $3,000.
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
Recoverability of Other Long-Lived Assets—We amortize our finite-lived intangible assets on a straight-line basis with lives ranging from 6 to 20 years, absent any indicators of impairment. We review tangible assets and finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, the estimated future cash flow associated with the asset or asset group will be compared to their respective carrying amounts to determine if an impairment exists. See Note 6 for additional discussion of our intangible assets.

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
Foreign Currency—The nature of our business activities involves the management of various financial and market risks, including those related to changes in foreign currency exchange rates. The effects of translating financial statements of foreign operations into our reporting currency are recognized as a cumulative translation adjustment in accumulated other comprehensive income (loss) (“AOCI”) which is net of tax, where applicable. Foreign currency transactional and re-measurement exchange gains (losses) are included within cost of revenue and were not material for the three and six months ended June 30, 2017 and 2016.
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
3. EARNINGS PER SHARE
A reconciliation of weighted average basic shares outstanding to weighted average diluted shares outstanding and the computation of basic and diluted EPS are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net (loss) income from continuing operations attributable to CB&I (net of $2,452, $8,272, $29,289 and $20,861 of noncontrolling interests)	$(304,115)	$115,597	$(288,541)	$216,931
Net (loss) income from discontinued operations attributable to CB&I (net of $457, $437, $870 and $885 of noncontrolling interests)	(121,304)	8,242	(112,223)	13,833
Net (loss) income attributable to CB&I	$(425,419)	$123,839	$(400,764)	$230,764

Weighted average shares outstanding—basic	100,866	105,298	100,660	105,051
Effect of restricted shares/performance based shares/stock options (1)	—	780	—	861
Effect of directors’ deferred-fee shares (1)	—	13	—	13
Weighted average shares outstanding—diluted	100,866	106,091	100,660	105,925
Net (loss) income attributable to CB&I per share (Basic):
Continuing operations	$(3.02)	$1.10	$(2.87)	$2.07
Discontinued operations	(1.20)	0.08	(1.11)	0.13
Total	$(4.22)	$1.18	$(3.98)	$2.20
Net (loss) income attributable to CB&I per share (Diluted):
Continuing operations	$(3.02)	$1.09	$(2.87)	$2.05
Discontinued operations	(1.20)	0.08	(1.11)	0.13
Total	$(4.22)	$1.17	$(3.98)	$2.18

(1)
The effect of restricted shares, performance based shares, stock options and directors’ deferred-fee shares were not included in the calculation of diluted EPS for the three and six months ended June 30, 2017 due to the net loss for the periods. Antidilutive shares excluded from diluted EPS were not material for the three and six months ended June 30, 2016.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. DISPOSITION OF CAPITAL SERVICES OPERATIONS
Transaction Summary— As discussed in Note 2, on February 27, 2017, we entered into the CS Agreement, which provided for the sale of our Capital Services Operations and completed the sale on June 30, 2017. Under the CS Agreement, the initial purchase price was $755,000, subject to certain adjustments, including a working capital adjustment, whereby the purchase price would be adjusted to the extent actual working capital of the Capital Services Operations on the Closing Date differed from required working capital under the CS Agreement. Prior to the Closing Date, the CS Agreement was amended to, among other things, reduce the purchase price to $700,000. As a result, and after giving effect to working capital and other adjustments estimated prior to the Closing Date of approximately $32,600, we received cash proceeds of approximately $667,400 (approximately $645,500 net of cash sold) on the Closing Date. In addition, based on actual working capital of the Capital Services Operations on the Closing Date, we accrued our estimate of the final post-closing working capital adjustment within other current liabilities on our June 30, 2017 Balance Sheet, to be paid during the fourth quarter 2017. Accordingly, we estimate that our final net proceeds will be approximately $599,000, including approximately $46,500 for transaction costs and the aforementioned post-closing working capital adjustment. As a result of the aforementioned, during the three and six months ended June 30, 2017, we recorded a pre-tax charge of approximately $64,800, and income tax expense of approximately $61,000 resulting from a taxable gain on the transaction (due primarily to the non-deductibility of goodwill). The transaction will not result in any material cash taxes associated with the taxable gain due to the use of previously recorded net operating loss carryforwards. The proceeds received on the Closing Date were used to reduce our outstanding debt.
Assets and Liabilities—The carrying values of the major classes of assets and liabilities of the discontinued Capital Services Operations included within our Balance Sheet on December 31, 2016 were as follows:

December 31, 2016
Assets
Cash	$14,477
Accounts receivable, net	239,146
Costs and estimated earnings in excess of billings	153,275
Other assets	7,834
Current assets of discontinued operations	414,732

Property and equipment, net	59,746
Goodwill (1)	229,607
Other intangibles, net	148,440
Other assets	24,351
Non-current assets of discontinued operations	462,144

Total assets of discontinued operations	$876,876

Liabilities
Accounts payable	$141,028
Billings in excess of costs and estimated earnings	53,986
Other liabilities	52,455
Current liabilities of discontinued operations	247,469

Other liabilities	5,388
Non-current liabilities of discontinued operations	5,388

Total liabilities of discontinued operations	$252,857

Noncontrolling interests of discontinued operations	$6,874

(1)
The carrying value of goodwill for the Capital Services Operations includes the impact of a $655,000 impairment charge recorded in the fourth quarter 2016 in connection with our annual impairment assessment.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Results of Operations—The results of our Capital Services Operations which have been reflected within discontinued operations in our Statement of Operations for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$561,708	$559,690	$1,114,655	$1,124,671
Cost of revenue	528,927	523,119	1,047,614	1,056,065
Gross profit	32,781	36,571	67,041	68,606
Selling and administrative expense	16,503	13,536	29,541	25,187
Intangibles amortization	—	4,030	2,550	8,230
Loss on net assets sold	64,817	—	64,817	—
Other operating expense (income)	876	120	504	(304)
Operating (loss) income from discontinued operations	(49,415)	18,885	(30,371)	35,493
Interest expense (1)	(6,577)	(5,877)	(13,440)	(11,710)
Interest income	7	305	16	614
(Loss) income from discontinued operations before taxes	(55,985)	13,313	(43,795)	24,397
Income tax expense (2)	(64,862)	(4,634)	(67,558)	(9,679)
Net (loss) income from discontinued operations	(120,847)	8,679	(111,353)	14,718
Net income from discontinued operations attributable to noncontrolling interests	(457)	(437)	(870)	(885)
Net (loss) income from discontinued operations attributable to CB&I	$(121,304)	$8,242	$(112,223)	$13,833
(1) Interest expense was allocated to the Capital Services Operations due to a requirement to use the proceeds of the transaction to repay our debt. Proceeds from the transaction were initially used to repay our revolving facility borrowings as of June 30, 2017. The revolving facility was subsequently utilized to repay a portion of our senior notes in July 2017, as described in Note 8. The allocation of interest expense was based upon the debt amounts to be repaid.
(2) As noted above, the transaction resulted in a taxable gain (due primarily to the non-deductibility of goodwill) resulting in additional tax expense of approximately $61,000 during the three and six months ended June 30, 2017.
Cash Flows—Cash flows for our Capital Services Operations for the six months ended June 30, 2017 and 2016 were as follows:

	Six Months Ended June 30,
	2017	2016
Operating cash flows	$(36,469)	$28,470
Investing cash flows	$(1,459)	$(2,495)
5. INVENTORY
The components of inventory at June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016
Raw materials	$97,231	$65,969
Work in process	28,717	51,625
Finished goods	32,870	72,508
Total	$158,818	$190,102

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. GOODWILL AND OTHER INTANGIBLES
Goodwill—At June 30, 2017 and December 31, 2016, our goodwill balances were $2,829,214 and $2,813,803, respectively, attributable to the excess of the purchase price over the fair value of net assets acquired in connection with our acquisitions. The change in goodwill for the six months ended June 30, 2017 is as follows:

Total
Balance at December 31, 2016	$2,813,803
Foreign currency translation and other	16,596
Amortization of tax goodwill in excess of book goodwill	(1,185)
Balance at June 30, 2017 (1)	$2,829,214

(1)
At June 30, 2017, we had approximately $453,100 of cumulative impairment losses which were recorded in our Engineering & Construction operating group during 2015 related to the sale of our nuclear power construction business (our “Nuclear Operations”) on December 31, 2015.

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
During the three months ended December 31, 2016, we performed a quantitative assessment of goodwill for each of the aforementioned reporting units. Based upon these quantitative assessments, the fair value of each of these reporting units substantially exceeded their respective net book values, and accordingly, no impairment charge was necessary as a result of our impairment assessments. During the three months ended June 30, 2017, we experienced a decline in our market capitalization and incurred charges on certain projects (as discussed further in Note 14) within our Engineering & Construction reporting unit that resulted in a net loss for the three and six months ended June 30, 2017. We believe these events and circumstances were indicators that goodwill of our Engineering & Construction reporting unit was potentially impaired. Accordingly, we performed a quantitative assessment of goodwill for our Engineering & Construction reporting unit as of June 30, 2017. Based on this quantitative assessment, the fair value of the Engineering & Construction reporting unit continued to substantially exceed its net book value, and accordingly, no impairment charge was necessary as a result of our interim impairment assessment. If we were to experience an additional decline in our market capitalization, or a prolonged market capitalization at our current levels, it could indicate that the goodwill of our reporting units is impaired, and require additional interim quantitative impairment assessments. If, based on future assessments our goodwill is deemed to be impaired, the impairment would result in a charge to earnings in the period of impairment. There can be no assurance that future goodwill impairment tests will not result in charges to earnings. See Note 4 for discussion of our goodwill impairment for the Capital Services Operations recorded in the fourth quarter 2016 in connection with our annual impairment assessment.
Other Intangible Assets—The following table presents our acquired finite-lived intangible assets at June 30, 2017 and December 31, 2016, including the June 30, 2017 weighted-average useful lives for each major intangible asset class and in total:

		June 30, 2017		December 31, 2016
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Backlog and customer relationships	18 Years	$99,086	$(24,143)	$99,086	$(21,374)
Process technologies	15 Years	263,043	(140,717)	258,516	(129,261)
Tradenames	12 Years	27,327	(16,208)	27,090	(14,648)
Total (1)	16 Years	$389,456	$(181,068)	$384,692	$(165,283)

(1)	The decrease in other intangibles, net during the six months ended June 30, 2017 primarily related to amortization expense of approximately $12,900.

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

The following table presents summarized balance sheet information for our share of our proportionately consolidated ventures at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
CB&I/Zachry
Current assets (1)	$251,237	$260,934
Non-current assets	2,678	3,204
Total assets	$253,915	$264,138
Current liabilities (1)	$387,466	$379,339
CB&I/Zachry/Chiyoda
Current assets (1)	$88,593	$84,279
Non-current assets	1,539	1,969
Total assets	$90,132	$86,248
Current liabilities (1)	$68,305	$73,138
CB&I/Chiyoda
Current assets (1)	$186,278	$337,479
Current liabilities (1)	$258,367	$150,179

(1)
Our venture arrangements allow for excess working capital of the ventures to be advanced to the venture partners. Such advances are returned to the ventures for working capital needs as necessary. Accordingly, at a reporting period end a venture may have advances to its partners which are reflected as an advance receivable within current assets of the venture. At June 30, 2017 and December 31, 2016, other current assets on the Balance Sheet included approximately $324,400 and $374,800, respectively, related to our proportionate share of advances from the ventures to our venture partners, and other current liabilities included approximately $347,300 and $394,400, respectively, related to advances to CB&I from the ventures.

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

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•
NET Power—We have a venture with Exelon and 8 Rivers Capital (CB&I—33.3% / Exelon—33.3% / 8 Rivers Capital—33.3%) to commercialize a new natural gas power generation system that recovers the carbon dioxide produced during combustion. NET Power is building a first-of-its-kind demonstration plant which is being funded by contributions and services from the venture partners and other parties. We have determined the venture to be a VIE; however, we do not effectively control NET Power and therefore do not consolidate it. Our cash commitment for NET Power totals $47,300 and at June 30, 2017, we had made cumulative investments totaling approximately $44,900.

•
CB&I/CTCI—We have a venture with CTCI (CB&I—50% / CTCI—50%) to perform EPC work for a liquids ethylene cracker and associated units in Sohar, Oman. We have determined the venture to be a VIE; however, we do not effectively control the venture and therefore do not consolidate it. Our proportionate share of the venture project value is approximately $1,400,000. Our venture arrangement allows for excess working capital of the venture to be advanced to the venture partners. Such advances are returned to the venture for working capital needs as necessary. At June 30, 2017 and December 31, 2016, other current liabilities included approximately $205,900 and $147,000, respectively, related to advances to CB&I from the venture.

Consolidated Ventures—The following is a summary description of our significant joint ventures we consolidate due to their designation as VIEs for which we are the primary beneficiary:

•
CB&I/Kentz—We have a venture with Kentz (CB&I—65% / Kentz—35%) to perform the structural, mechanical, piping, electrical and instrumentation work on, and to provide commissioning support for, three LNG trains, including associated utilities and a gas processing and compression plant, for the Gorgon LNG project, located on Barrow Island, Australia. Our venture project value is approximately $5,900,000 and the project was substantially complete at June 30, 2017.

•
CB&I/AREVA—We have a venture with AREVA (CB&I—52% / AREVA—48%) to design, license and construct a mixed oxide fuel fabrication facility in Aiken, South Carolina. Our venture project value is approximately $5,800,000.

The following table presents summarized balance sheet information for our consolidated ventures at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
CB&I/Kentz
Current assets	$26,486	$68,867
Non-current assets	69,404	—
Total assets	$95,890	$68,867
Current liabilities	$27,581	$87,822
CB&I/AREVA
Current assets	$24,416	$16,313
Current liabilities	$50,086	$47,652
All Other (1)
Current assets	$33,099	$69,785
Non-current assets	16,003	16,382
Total assets	$49,102	$86,167
Current liabilities	$8,514	$7,748

(1)	Other ventures that we consolidate are not individually material to our financial results and are therefore aggregated as “All Other”.
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

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

l8. DEBT
Our outstanding debt at June 30, 2017 and December 31, 2016 was as follows:

	June 30, 2017	December 31, 2016
Current
Revolving facility and other short-term borrowings	$374,000	$407,500

Current maturities of long-term debt	1,481,250	506,250
Less: unamortized debt issuance costs	(11,930)	(2,340)
Current maturities of long-term debt, net of unamortized debt issuance costs	1,469,320	503,910
Current debt, net of unamortized debt issuance costs	$1,843,320	$911,410
Long-Term
Term Loan: $1,000,000 term loan (interest at LIBOR plus a floating margin)	$—	$300,000
Second Term Loan: $500,000 term loan (interest at LIBOR plus a floating margin)	481,250	500,000
Senior Notes: $800,000 senior notes, series A-D (fixed interest ranging from 4.65% to 5.80%)	800,000	800,000
Second Senior Notes: $200,000 senior notes (fixed interest of 5.03%)	200,000	200,000
Less: unamortized debt issuance costs	—	(5,827)
Less: current maturities of long-term debt	(1,481,250)	(506,250)
Long-term debt, net of unamortized debt issuance costs	$—	$1,287,923
Committed Facilities—We have a five-year, $1,150,000 committed revolving credit facility (the “Revolving Facility”) with Bank of America N.A. (“BofA”), as administrative agent, and BNP Paribas Securities Corp., BBVA Compass, Credit Agricole Corporate and Investment Bank (“Credit Agricole”) and TD Securities, each as syndication agents, which expires in October 2018. The Revolving Facility had a $230,000 financial letter of credit sublimit at June 30, 2017. However, as a result of the amendments described below, effective August 9, 2017, the financial letter of credit sublimit was replaced with a $100,000 total letter of credit sublimit. At June 30, 2017, we had $204,000 and $67,211 of outstanding borrowings and letters of credit (none of which were financial letters of credit) under the facility, respectively, providing $878,789 of available capacity, of which $32,789 was available for letters of credit based on our new total letter of credit sublimit.
We also have a five-year, $800,000 committed revolving credit facility (the “Second Revolving Facility”) with BofA, as administrative agent, and BNP Paribas Securities Corp., BBVA Compass, Credit Agricole and Bank of Tokyo Mitsubishi UFJ, each as syndication agents, which expires in July 2020. The Second Revolving Facility supplements our Revolving Facility, and had a $50,000 financial letter of credit sublimit at June 30, 2017. However, as a result of the amendments described below, effective August 9, 2017, the financial letter of credit sublimit was replaced with a $100,000 total letter of credit sublimit. At June 30, 2017, we had $170,000 and $72,445 of outstanding borrowings and letters of credit (including $2,757 of financial letters of credit) under the facility, respectively, providing $557,555 of available capacity, of which $27,555 was available for letters of credit based on our new total letter of credit sublimit.
During the six months ended June 30, 2017, maximum outstanding borrowings under our Revolving Facility and Second Revolving Facility (together, “Committed Facilities”) were approximately $1,700,000. We are assessed quarterly commitment fees on the unutilized portion of the facilities as well as letter of credit fees on outstanding letters of credit. Through the date of the amendments described below, the interest, commitment fee, and letter of credit fee percentages were based on our quarterly leverage ratio and interest on borrowings under the facilities was assessed at either prime plus an applicable floating margin (4.25% and 1.50%, respectively at June 30, 2017), or LIBOR plus an applicable floating margin (1.23% and 2.50%, respectively at June 30, 2017). However, as a result of the amendments, effective August 9, 2017, interest on borrowings under the amended facilities will be assessed at either prime plus 4.00% or LIBOR plus 5.00%. In addition, our fees for financial and performance letters of credit will be 5.00% and 3.50%, respectively. During the six months ended June 30, 2017, our weighted average interest rate on borrowings under the Revolving Facility and Second Revolving Facility was approximately 3.3% and 4.9%, respectively, inclusive of the applicable floating margin. The Committed Facilities have financial and restrictive covenants described further below.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Uncommitted Facilities—We also have various short-term, uncommitted letter of credit facilities (the “Uncommitted Facilities”) across several geographic regions, under which we had $1,624,089 of outstanding letters of credit as of June 30, 2017.
Term Loans—On February 13, 2017, we paid the remaining $300,000 of principal on our four-year, $1,000,000 unsecured term loan (the “Term Loan”) with BofA as administrative agent. Interest was based upon LIBOR plus an applicable floating margin for the period (0.98% and 2.25%, respectively). In conjunction with the repayment of the Term Loan, we also settled our associated interest rate swap that hedged against a portion of the Term Loan, which resulted in a weighted average interest rate of approximately 2.6% during the first quarter 2017.
At June 30, 2017, we had $481,250 outstanding under a five-year, $500,000 term loan (the “Second Term Loan”) with BofA as administrative agent. Interest and principal under the Second Term Loan is payable quarterly in arrears beginning in June 2017, and through the date of the amendments described below, bore interest at LIBOR plus an applicable floating margin (1.23% and 2.50%, respectively at June 30, 2017). However, as a result of the amendments, effective August 9, 2017, interest will be assessed at either prime plus 4.00% or LIBOR plus 5.00%. During the six months ended June 30, 2017, our weighted average interest rate on the Second Term Loan was approximately 3.1%, inclusive of the applicable floating margin. Future annual maturities for the Second Term Loan are $37,500, $75,000, $75,000 and $293,750 for 2017, 2018, 2019, and 2020, respectively. The Second Term Loan has financial and restrictive covenants described further below.
Senior Notes—We have a series of senior notes totaling $800,000 in aggregate principal amount outstanding as of June 30, 2017 (the “Senior Notes”). The Senior Notes include Series A through D and contained the following terms at June 30, 2017:

•	Series A—Interest due semi-annually at a fixed rate of 4.65%, with principal of $150,000 due in December 2017

•	Series B—Interest due semi-annually at a fixed rate of 5.07%, with principal of $225,000 due in December 2019

•	Series C—Interest due semi-annually at a fixed rate of 5.65%, with principal of $275,000 due in December 2022

•	Series D—Interest due semi-annually at a fixed rate of 5.80%, with principal of $150,000 due in December 2024
On July 28, 2017, we utilized $211,800 of the proceeds from the sale of the Capital Services Operations to repay a portion of each series of senior notes in the following amounts: (Series A - $44,600, Series B - $58,200, Series C - $78,500 and Series D - $30,500). The repayment dates for the remaining principal amounts remained the same.
We also have senior notes totaling $200,000 in aggregate principal amount outstanding as of June 30, 2017 (the “Second Senior Notes”) with BofA as administrative agent. At June 30, 2017, interest was due semi-annually at a fixed rate of 5.03%, with principal of $200,000 due in July 2025. On July 28, 2017, we utilized $57,100 of the proceeds from the sale of the Capital Services Operations to repay a portion of the Second Senior Notes. The repayment date for the remaining principal amount remained the same.
The Senior Notes and Second Senior Notes (together, the “Notes”) have financial and restrictive covenants described further below. Further, as a result of the amendments described below, our fixed interest rate on the amended Notes was increased by an incremental 2.50% over the rates in effect immediately prior to such amendments. The amended Notes also include provisions relating to our credit profile, which if not maintained will result in an incremental annual cost of up to 1.50% of the outstanding balance under the Notes. Further, the Notes include provisions relating to our leverage, which if not maintained, could result in an incremental annual cost of up to 1.00% (or 0.50% depending on our leverage level) of the outstanding balance under the Notes, provided that the incremental annual cost related to our credit profile and leverage cannot exceed 2.00% per annum. Finally, the Notes are subject to a make-whole premium in connection with certain prepayment events.
Compliance and Other—On February 24, 2017, and effective for the period ended December 31, 2016, we amended our Revolving Facility, Second Revolving Facility, and Second Term Loan (collectively, “Bank Facilities”) and Notes (collectively, with Bank Facilities, “Senior Facilities”). The amendments:

•
Established a new maximum leverage ratio of 3.50 at December 31, 2016, decreasing to 3.00 at December 31, 2017, or 45 days subsequent to the closing of the sale of our Capital Services Operations (the “Closing Date”), if earlier.

•	Established a new minimum net worth of $1,201,507, maintained our required fixed charge coverage ratio at 1.75, and reduced our Revolving Facility from $1,350,000 to $1,150,000 at the Closing Date.

•
Included other financial and restrictive covenants, including restrictions regarding subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, and mergers and acquisitions, and restrictions on dividend payments and share repurchases, among other restrictions.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On May 8, 2017, and effective for the period ended March 31, 2017, we further amended our Senior Facilities. The amendments:

•
Required us to secure the Senior Facilities through the pledge of cash, accounts receivable, inventory, fixed assets, and stock of subsidiaries, which was in the process of being completed as of June 30, 2017.

•
Required us to repay portions of the Senior Facilities with all of the net proceeds from the sale of our Capital Services Operations, the issuance of any unsecured debt that is subordinate (“Subordinated Debt”) to the Senior Facilities, the issuance of any equity securities, or the sale of any assets.

•
Established new maximum leverage ratios for borrowings under the Senior Facilities as follows: 4.00 at March 31, 2017; 4.50 at June 30, 2017 and September 30, 2017; 3.00 at December 31, 2017 and March 31, 2018; and 2.50 at June 30, 2018.

•
Established total maximum leverage ratios (in addition to those established for the Senior Facilities) for all borrowings among the Senior Facilities and any Subordinated Debt as follows: 5.25 at June 30, 2017; 6.00 at September 30, 2017; 4.00 at December 31, 2017 and March 31, 2018; 3.25 at June 30, 2018; and 3.00 at September 30, 2018.

•	Prohibited mergers and acquisitions, open-market share repurchases, and increases to dividends until our leverage ratio is below 3.00 for two consecutive quarters.
As a result of the project impacts in the second quarter 2017 (discussed further in Note 14), as of June 30, 2017, we would not have been in compliance with the previously amended financial covenants for our Senior Facilities, without certain waivers and amendments. Accordingly, effective August 9, 2017 (the “Effective Date”), and effective for the period ended June 30, 2017, we are further amending our Senior Facilities. The amendments, which are subject to final documentation, waive our noncompliance with our existing covenants as of June 30, 2017 and certain other defaults and events of default. In addition, the amendments:

•	Eliminate our Minimum Net Worth covenant required by our previous amendments.

•
Require minimum levels of trailing 12-month earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined by the amendments, as follows: $500,000 at September 30, 2017; $550,000 at December 31, 2017; $500,000 at March 31, 2018; $450,000 at June 30, 2018 and September 30, 2018; and $425,000 at December 31, 2018 and thereafter (“Minimum EBITDA”). Trailing 12-month EBITDA for purposes of determining compliance with the Minimum EBITDA covenant will be adjusted to exclude: an agreed amount attributable to any restructuring or integration charges during the third and fourth quarters of 2017; an agreed amount attributable to previous charges on certain projects which occurred during the first and second quarters of 2017; and an agreed amount for potential future charges for the same projects if they were to be incurred during the third and fourth quarters of 2017 (collectively, the “EBITDA Addbacks”).

•
Provide for the replacement of our previous maximum leverage ratio and minimum fixed charge ratio with a new maximum leverage ratio of 1.75 (“Maximum Leverage Ratio”) and new minimum fixed charge coverage ratio of 2.25 (“Minimum Fixed Charge Coverage Ratio”), which are temporarily suspended and will resume as of March 31, 2018. Trailing 12-month EBITDA for purposes of determining compliance with the Maximum Leverage Ratio and consolidated net income for purposes of determining compliance with the Minimum Fixed Charge Coverage Ratio will be adjusted for the EBITDA Addbacks.

•
Require us to execute on our plan to market and sell our Technology Operations by December 27, 2017 (the “Technology Sale”), with an extension of up to 60 days at the discretion of the holders of a majority of the outstanding Notes and at the discretion of the administrative agents of the Bank Facilities.

•
Require us to maintain a minimum aggregate availability under our Revolving Facility and Second Revolving Facility, including borrowings and letters of credit, of $150,000 at all times from the Effective Date through the date of the Technology Sale, and $250,000 thereafter (“Minimum Availability”). Our amendments require the net cash proceeds from the Technology Sale be used to repay our Senior Facilities (“Mandatory Repayment Amount”). Further, our aggregate capacity under the Revolving Facility and Second Revolving Facility will be reduced by seventy percent (70%) of the portion of the Mandatory Repayment Amount allocable to the Revolving Facility and Second Revolving Facility, upon closing the Technology Sale and certain other mandatory prepayment events.

•
Limit the amount of certain of our funded indebtedness to $3,000,000 prior to the Technology Sale and $2,900,000 thereafter, in each case, subject to reduction pursuant to scheduled repayments and mandatory prepayments thereof (but, with respect to the Revolving Facility and Second Revolving Facility, only to the extent the commitments have been reduced by such prepayments) made by us after the Effective Date.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Prohibit mergers and acquisitions, open-market share repurchases and dividend payments and certain inter-company transactions.

•	Replace the previous financial letter of credit sublimits for our Revolving Facility and Second Revolving Facility with a $100,000 letter of credit sublimit for each, as described further above.

•	Adjust the interest rates on our Senior Facilities, as described further above.
As discussed above, our amended covenants require, among other things, the completion of our plan to sell the Technology Operations. Further, we are required to comply with various new restrictive and financial covenants, including the Minimum EBITDA and Minimum Availability covenants. Although we received temporary suspension of our Maximum Leverage Ratio and Minimum Fixed Charge Coverage Ratio, these covenants will resume effective March 31, 2018. Based on our forecasted EBITDA and cash flows, we project that future compliance with certain covenants subsequent to December 31, 2017 will require the completion of the Technology Sale and associated net proceeds consistent with our expectations. Accordingly, debt of approximately $1,200,000, which by its terms is due beyond one year and would otherwise be shown as long-term, has been classified as current, as certain factors regarding our compliance with such covenants is beyond our control.
In addition to providing letters of credit, we also issue surety bonds in the ordinary course of business to support our contract performance. At June 30, 2017, we had $358,739 of outstanding surety bonds in support of our projects. In addition, we had $473,194 of surety bonds maintained on behalf of our former Capital Services Operations, for which we have received an indemnity from CSVC. We also continue to maintain guarantees on behalf of our former Capital Services Operations in support of approximately $166,000 of backlog, for which we have also received an indemnity.
Capitalized interest was insignificant for the six months ended June 30, 2017 and 2016.
9. FINANCIAL INSTRUMENTS
Derivatives
Foreign Currency Exchange Rate Derivatives—At June 30, 2017, the notional value of our outstanding forward contracts to hedge certain foreign exchange-related operating exposures was approximately $139,600. These contracts vary in duration, maturing up to five years from period-end. We designate certain of these hedges as cash flow hedges and accordingly, changes in their fair value are recognized in AOCI until the associated underlying operating exposure impacts our earnings. Forward points, which are deemed to be an ineffective portion of the hedges, are recognized within cost of revenue and are not material.
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

•
Level 3—Fair value is based upon internally-developed models that use, as their basis, significant unobservable market parameters. We did not have any level 3 classifications at June 30, 2017 or December 31, 2016.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the fair value of our foreign currency exchange rate derivatives and interest rate derivatives at June 30, 2017 and December 31, 2016, respectively, by valuation hierarchy and balance sheet classification:

	June 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivative Assets (1)
Other current assets	$—	$4,766	$—	$4,766	$—	$1,146	$—	$1,146
Other non-current assets	—	561	—	561	—	82	—	82
Total assets at fair value	$—	$5,327	$—	$5,327	$—	$1,228	$—	$1,228
Derivative Liabilities
Other current liabilities	$—	$(551)	$—	$(551)	$—	$(3,509)	$—	$(3,509)
Other non-current liabilities	—	(908)	—	(908)	—	(725)	—	(725)
Total liabilities at fair value	$—	$(1,459)	$—	$(1,459)	$—	$(4,234)	$—	$(4,234)

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

The carrying values of our cash and cash equivalents (primarily consisting of bank deposits), accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. At June 30, 2017, the fair value of our Second Term Loan, based upon the current market rates for debt with similar credit risk and maturities, approximated its carrying value as interest is based upon LIBOR plus an applicable floating margin. At June 30, 2017, the fair values of our Senior Notes and Second Senior Notes, based upon the current market rates for debt with similar credit risk and maturities, approximated their carrying values due to their classification as current on our Balance Sheet. At December 31, 2016, our Senior Notes and Second Senior Notes had a total fair value of approximately $785,700 and $206,400, respectively, based on current market rates for debt with similar credit risk and maturities and were categorized within level 2 of the valuation hierarchy.
Derivatives Disclosures
Fair Value—The following table presents the total fair value by underlying risk and balance sheet classification for derivatives designated as cash flow hedges and derivatives not designated as cash flow hedges at June 30, 2017 and December 31, 2016:

	Other Current and Non-Current Assets		Other Current and Non-Current Liabilities
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Derivatives designated as cash flow hedges
Interest rate	$—	$49	$—	$—
Foreign currency	545	109	—	(536)
Fair value	$545	$158	$—	$(536)
Derivatives not designated as cash flow hedges
Foreign currency	$4,782	$1,070	$(1,459)	$(3,698)
Fair value	$4,782	$1,070	$(1,459)	$(3,698)
Total fair value	$5,327	$1,228	$(1,459)	$(4,234)

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Master Netting Arrangements (“MNAs”)—Our derivatives are executed under International Swaps and Derivatives Association MNAs, which generally allow us and our counterparties to net settle, in a single net payable or receivable, obligations due on the same day, in the same currency and for the same type of derivative instrument. We have elected the option to record all derivatives on a gross basis in our Balance Sheet. The following table presents our derivative assets and liabilities at June 30, 2017 on a gross basis and a net settlement basis:

	Gross Amounts Recognized (i)	Gross Amounts Offset on the Balance Sheet (ii)	Net Amounts Presented on the Balance Sheet (iii) = (i) - (ii)	Gross Amounts Not Offset on the Balance Sheet (iv)		Net Amount (v) = (iii) - (iv)
				Financial Instruments	Cash Collateral Received
Derivative Assets
Foreign currency	5,327	—	5,327	(179)	—	5,148
Total assets	$5,327	$—	$5,327	$(179)	$—	$5,148
Derivative Liabilities
Foreign currency	(1,459)	—	(1,459)	179	—	(1,280)
Total liabilities	$(1,459)	$—	$(1,459)	$179	$—	$(1,280)
AOCI/Other—The following table presents the total value, by underlying risk, recognized in other comprehensive income (“OCI”) and reclassified from AOCI to interest expense (interest rate derivatives) and cost of revenue (foreign currency derivatives) during the three and six months ended June 30, 2017 and 2016 for derivatives designated as cash flow hedges:

	Amount of Gain (Loss) on Effective Derivative Portion
	Recognized in OCI				Reclassified from AOCI into Earnings (1)
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016	2017	2016	2017	2016
Derivatives designated as cash flow hedges
Interest rate	$—	$(248)	$—	$(961)	$—	$(163)	$49	$(344)
Foreign currency	497	(655)	1,179	821	84	148	208	(914)
Total	$497	$(903)	$1,179	$(140)	$84	$(15)	$257	$(1,258)

(1)	Net unrealized gains totaling approximately $600 are anticipated to be reclassified from AOCI into earnings during the next 12 months due to settlement of the associated underlying obligations.
The following table presents the total value recognized in cost of revenue for the three and six months ended June 30, 2017 and 2016 for foreign currency derivatives not designated as cash flow hedges:

	Amount of Gain (Loss) Recognized in Earnings
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Derivatives not designated as cash flow hedges
Foreign currency	$5,774	$(4,930)	$(396)	$(9,159)
Total	$5,774	$(4,930)	$(396)	$(9,159)

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. RETIREMENT BENEFITS
Our 2016 Annual Report disclosed anticipated 2017 defined benefit pension and other postretirement plan contributions of approximately $17,000 and $2,500, respectively. The following table provides updated contribution information for these plans at June 30, 2017:

	Pension Plans	Other Postretirement Plans
Contributions made through June 30, 2017	$9,720	$1,040
Contributions expected for the remainder of 2017	8,183	1,238
Total contributions expected for 2017	$17,903	$2,278
The following table provides a breakout of the components of net periodic benefit cost (income) associated with our defined benefit pension and other postretirement plans for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Pension Plans
Service cost	$2,871	$2,384	$5,653	$4,711
Interest cost	4,737	5,975	9,328	11,893
Expected return on plan assets	(5,968)	(6,821)	(11,754)	(13,617)
Amortization of prior service credits	(156)	(158)	(306)	(312)
Recognized net actuarial losses	1,529	1,475	3,027	2,936
Settlement expense (1)	2,426	—	2,426	—
Net periodic benefit cost	$5,439	$2,855	$8,374	$5,611
Other Postretirement Plans
Service cost	$171	$176	$342	$352
Interest cost	342	341	684	681
Recognized net actuarial gains	(685)	(841)	(1,370)	(1,681)
Net periodic benefit income	$(172)	$(324)	$(344)	$(648)

(1)
Net periodic benefit cost in 2017 was impacted by the settlement of our qualified Canadian pension plan in the second quarter 2017. The settlement resulted in the immediate recognition of previously unrecognized actuarial gains related to the plan that were previously included in AOCI.

11. COMMITMENTS AND CONTINGENCIES
General—We have been and may from time to time be named as a defendant in legal actions claiming damages in connection with engineering and construction projects, technology licenses, other services we provide, and other matters. These are typically claims that arise in the normal course of business, including employment-related claims and contractual disputes or claims for personal injury or property damages which occur in connection with services performed relating to project or construction sites. Contractual disputes normally involve claims relating to the timely completion of projects, performance of equipment or technologies, design or other engineering services or project construction services provided by us. We do not believe that any of our pending contractual, employment-related personal injury or property damage claims and disputes will have a material adverse effect on our results of operations, financial position or cash flow. See Note 14 for additional discussion of claims associated with our projects.
Project Arbitration Matter—The customer for one of our large cost-reimbursable projects has filed a request for arbitration with the International Chamber of Commerce, alleging cost overruns on the project, which has been completed. The customer has not provided evidence to substantiate its allegations, and we believe all amounts incurred and billed on the project, including outstanding receivables of approximately $236,000 as of June 30, 2017, are contractually due under the provisions of our contract and are recoverable, but have been classified as a non-current asset on our Balance Sheet as we do not anticipate collection within the next year. We do not believe a risk of material loss is probable related to this matter, and accordingly, no amounts have been accrued. While it is possible that a loss may be incurred, we are unable to estimate the range of potential loss, if any. Further, we have asserted counterclaims for our outstanding receivables.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dispute Related to Sale of Nuclear Operations—On December 31, 2015, we sold our Nuclear Operations to Westinghouse Electric Company LLC (“WEC”). In connection with the transaction, a post-closing purchase price adjustment mechanism was negotiated between CB&I and WEC to account for any difference between target working capital and actual working capital as finally determined pursuant to the terms of the purchase agreement. On April 28, 2016, WEC delivered to us a purported closing statement that estimated closing working capital was negative $976,506, which was $2,150,506 less than the target working capital amount. In contrast, we calculated closing working capital to be $1,601,805, which was $427,805 greater than the target working capital amount. On July 21, 2016, we filed a complaint against WEC in the Court of Chancery in the State of Delaware seeking a declaration that WEC has no remedy for the vast majority of its claims, and we requested an injunction barring WEC from bringing such claims. On December 2, 2016, the Court of Chancery granted WEC’s motion for judgment on the pleadings and dismissed our complaint, stating that the dispute should follow the dispute resolution process set forth in the purchase agreement, which includes the use of an independent auditor to resolve the working capital dispute. We appealed that ruling to the Delaware Supreme Court. Due to WEC’s bankruptcy filing on March 29, 2017, all claim resolution proceedings were automatically stayed pursuant to the Bankruptcy Code. At the parties’ request, the Bankruptcy Court lifted the automatic stay to permit the appeal and dispute resolution process to continue. Oral argument before the Delaware Supreme Court was held on May 3, 2017, and on June 27, 2017, the Delaware Supreme Court overturned the decision of the Court of Chancery and instructed the Court of Chancery to issue an order enjoining WEC from submitting certain claims to the independent auditor. The parties continue to move forward with those matters still subject to the dispute resolution process and with the selection of a new independent auditor to replace the previous auditor, who had resigned. We do not believe a risk of material loss is probable related to this matter, and, accordingly, no amounts have been accrued. While it is possible that a loss may be incurred, we are unable to estimate the range of potential loss, if any. We believe the Delaware Supreme Court ruling significantly improved our position on this matter and intend to continue pursuing our rights under the purchase agreement.
Asbestos Litigation—We are a defendant in numerous lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Over the past several decades and through June 30, 2017, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 6,100 plaintiffs and, of those claims, approximately 1,200 claims were pending and 4,900 have been closed through dismissals or settlements. Over the past several decades and through June 30, 2017, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount of approximately two thousand dollars per claim. We review each case on its own merits and make accruals based on the probability of loss and our estimates of the amount of liability and related expenses, if any. Although we have seen an increase in the number of recent filings, especially in one specific venue, we do not believe the increase or any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow, and at June 30, 2017, we had approximately $8,300 accrued for liability and related expenses. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that we may expect to recover because of the variability in coverage amounts, limitations and deductibles or the viability of carriers, with respect to our insurance policies for the years in question.
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

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents changes in AOCI, net of tax, by component, during the six months ended June 30, 2017:

	Currency Translation Adjustment (1)	Unrealized Fair Value Of Cash Flow Hedges	Defined Benefit Pension and Other Postretirement Plans	Total
Balance at December 31, 2016	$(264,562)	$(213)	$(130,841)	$(395,616)
OCI before reclassifications	55,973	942	(10,924)	45,991
Amounts reclassified from AOCI	—	(132)	2,859	2,727
Net OCI	55,973	810	(8,065)	48,718
Balance at June 30, 2017	$(208,589)	$597	$(138,906)	$(346,898)

(1)
During the six months ended June 30, 2017, the currency translation adjustment component of AOCI was favorably impacted by net movements in the Australian Dollar, British Pound, and Euro exchange rates against the U.S. Dollar.

The following table presents reclassification of AOCI into earnings, net of tax, for each component, during the six months ended June 30, 2017:

Amount Reclassified From AOCI
Unrealized Fair Value Of Cash Flow Hedges (1)
Interest rate derivatives (interest expense)	$(49)
Foreign currency derivatives (cost of revenue)	(208)
Total before tax	$(257)
Tax	125
Total net of tax	$(132)
Defined Benefit Pension and Other Postretirement Plans (2)
Amortization of prior service credits	$(306)
Recognized net actuarial losses	4,155
Total before tax	$3,849
Tax	(990)
Total net of tax	$2,859

(1)	See Note 9 for further discussion of our cash flow hedges, including the total value reclassified from AOCI to earnings.

(2)	See Note 10 for further discussion of our defined benefit and other postretirement plans, including the components of net periodic benefit cost.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. EQUITY-BASED INCENTIVE PLANS AND OTHER EQUITY ACTIVITY
General—Under our equity-based incentive plans (our “Incentive Plans”), we can issue shares to employees and directors in the form of restricted stock units (“RSUs”), performance based shares (including those based upon financial or stock price performance) and stock options. Changes in common stock, APIC and treasury stock during the six months ended June 30, 2017 and 2016 primarily relate to activity associated with our Incentive Plans and share repurchases.
Share Grants—During the six months ended June 30, 2017, we had the following share grants associated with our Incentive Plans:

	Shares (1)	Weighted Average Grant-Date Fair Value per Share
RSUs	1,155	$32.13
Financial performance based shares	597	$36.00
Stock performance based shares	149	$44.21
Total shares granted	1,901

(1)	No stock options were granted during the six months ended June 30, 2017.
Share Issuances—During the six months ended June 30, 2017, we had the following share issuances associated with our Incentive Plans and employee stock purchase plan (“ESPP”):

Shares
Financial performance based shares (issued upon vesting)	49
RSUs (issued upon vesting)	867
Stock options (issued upon exercise)	32
ESPP shares (issued upon sale)	239
Total shares issued	1,187
Stock-Based Compensation Expense—During the three months ended June 30, 2017 and 2016, we recognized $16,194 and $6,658, respectively (including $6,198 and $718, respectively, associated with our discontinued Capital Services Operations), of stock-based compensation expense, and during the six months ended June 30, 2017 and 2016, we recognized $26,441 and $21,158, respectively (including $6,874 and $1,640, respectively, associated with our discontinued Capital Services Operations), of stock-based compensation expense, primarily within selling and administrative expense. We recognize forfeitures as they occur, rather than estimating expected forfeitures.
Share Repurchases—During the six months ended June 30, 2017, we repurchased 299 shares for $9,080 (an average price of $30.37) for taxes withheld on taxable share distributions.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. UNAPPROVED CHANGE ORDERS, CLAIMS, INCENTIVES AND OTHER PROJECT MATTERS
Unapproved Change Orders, Claims and Incentives—We have unapproved change orders and claims (collectively, “Claims”) and incentives included in project price for consolidated and proportionately consolidated projects within our Engineering & Construction and Fabrication Services operating groups.
At June 30, 2017 and December 31, 2016, our pro-rata share of Claims included in project price totaled approximately $520,000 and $121,100, respectively. Our Claims at June 30, 2017 are primarily related to a completed project, a consolidated joint venture project that is substantially complete, and a proportionately consolidated joint venture project. The Claims are primarily associated with schedule related delays and related prolongation costs, fabrication activities and disputes regarding certain reimbursable billings. Approximately $266,200 of the Claim amounts are subject to arbitration or dispute resolution proceedings that are in the early stages and the remainder are subject to early commercial discussions. Further, approximately $456,000 of the Claim amounts had been recognized as revenue on a cumulative POC basis through June 30, 2017. Of the recognized Claim amounts at June 30, 2017, approximately $154,000 had been paid by the respective customers, approximately $39,000 has been reflected within non-current assets on our Balance Sheet as we do not anticipate collection within the next year, and the remainder has been reflected within cost and estimated earnings in excess of billings on our Balance Sheet.
At June 30, 2017 and December 31, 2016, we also had incentives included in project price of approximately $38,200 and $43,000, respectively, for projects within our Engineering & Construction and Fabrication Services operating groups. Approximately $21,300 of such amounts had been recognized as revenue on a cumulative POC basis through June 30, 2017.
The aforementioned amounts recorded in project price and recognized as revenue reflect our best estimate of recovery amounts; however, the ultimate resolution and amounts received could differ from these estimates and could have a material adverse effect on our results of operations, financial position and cash flow. See Note 11 for further discussion of outstanding receivables related to one of our completed large cost-reimbursable projects.
Westinghouse Bankruptcy—At June 30, 2017, we had approximately $31,000 of accounts receivable and unbilled amounts due from Westinghouse. On March 29, 2017, Westinghouse filed voluntary petitions to reorganize under Chapter 11 of the U.S. Bankruptcy Code (“Westinghouse Bankruptcy”). We currently do not believe the Westinghouse Bankruptcy will impact the realizability of the receivable amounts and therefore, no amounts have been reserved as of June 30, 2017.
Other—Backlog for each of our operating groups generally consists of several hundred contracts and our results may be impacted by changes in estimated project margins. For the three months ended June 30, 2017, significant changes in estimated margins on four projects resulted in a decrease to our income from operations of approximately $548,000, all within our Engineering & Construction operating group. For the six months ended June 30, 2017, significant changes in estimated margins on the same four projects resulted in a decrease to our income from operations of approximately $715,000, and changes in estimated margins on two projects resulted in an increase to our income from operations of approximately $103,000, all within our Engineering & Construction operating group. For the three and six months ended June 30, 2016, individual projects with significant changes in estimated margins did not have a material net impact on our income from operations.
The two projects that resulted in an increase to our income from operations of approximately $103,000 for the six months ended June 30, 2017, benefited from changes in estimated recoveries during the three months ended March 31, 2017, and included a large consolidated joint venture project and a separate cost reimbursable project.
Loss Projects
Two of the projects that resulted in a decrease to our income from operations for the 2017 periods were in a loss position. For the three and six months ended June 30, 2017, changes in estimates on these projects resulted in a decrease to our income from operations of approximately $181,000 and $324,000, respectively. The loss projects were impacted primarily by lower than anticipated craft labor productivity (including reductions to our forecasted productivity estimates to levels that are in line with our overall historical experience); slower than anticipated benefits from mitigation plans; and further extensions of schedule and related prolongation costs (including schedule liquidated damages) resulting from the aforementioned impacts. At June 30, 2017, one project was approximately 69% complete, had a reserve for estimated losses of approximately $98,000, and is forecasted to be completed in May 2018 (representing a four month extension from our estimates as of March 31, 2017). The other loss project was approximately 86% complete, had a reserve for estimated losses of approximately $23,000, and is forecasted to be completed in November 2017 (representing a two month extension from our estimates as of March 31, 2017). If future direct and subcontract labor productivity differ from our current estimates, our schedules are further extended, or the projects incur increased schedule liquidated damages due to our inability to reach favorable commercial resolution on such matters, the projects would experience further losses.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Proportionately Consolidated JV Projects
The two other projects that resulted in a decrease to our income from operations for the 2017 periods were proportionately consolidated joint venture projects. For the three and six months ended June 30, 2017, changes in estimates on these projects resulted in a decrease to our income from operations of approximately $367,000 and $391,000, respectively.
A majority of the impacts for the 2017 period relate to one of the proportionately consolidated joint venture projects, which was slightly above break-even at June 30, 2017. The project was impacted primarily by lower than anticipated craft labor productivity (including reductions to our forecasted productivity estimates as trending results of certain disciplines provided increased evidence that previously forecasted productivity estimates were unlikely to be achieved); weather related delays; increased material, construction and fabrication costs due to quantity growth and material delivery delays; higher than anticipated estimates from subcontractors for their work scopes; and extensions of schedule and related prolongation costs resulting from the aforementioned. The revised schedule represented a several month extension from our March 31, 2017 estimates for certain LNG trains and the schedule was submitted to the owner during the three months ended June 30, 2017. Our current forecast for the project anticipates improvement in productivity from our overall historical experience (as we make progress on each LNG train) through modified execution plans, and actions to reduce our schedule related costs. The aforementioned impact for the six months ended June 30, 2017 includes the benefit of an increase in project price for claims on the project during the three months ended March 31, 2017.
The remaining impacts for the 2017 period relate to the other proportionately consolidated joint venture project, which was impacted primarily by increased material, construction and fabrication costs due to quantity growth and material delivery delays, and potential extensions of schedule and related prolongation costs resulting from the aforementioned.
If future direct and subcontract labor productivity differ from our current estimates, our schedules are further extended, or the projects incur schedule liquidated damages due to our inability to reach favorable legal or commercial resolution on such matters, the projects would experience further decreases in estimated margins.
15. SEGMENT INFORMATION
Our management structure and internal and public segment reporting are aligned based upon the services offered by our three operating groups, which represent our reportable segments: Engineering & Construction; Fabrication Services; and Technology. Our chief operating decision maker evaluates the performance of the aforementioned operating groups based upon revenue and income from operations. Each operating group’s income from operations reflects corporate costs, allocated based primarily upon revenue. Intersegment revenue for our continuing operations is netted against the revenue of the segment receiving the intersegment services. For the three months ended June 30, 2017 and 2016, intersegment revenue totaled approximately $152,700 and $66,700, respectively, and for the six months ended June 30, 2017 and 2016, intersegment revenue totaled approximately $294,100 and $107,600, respectively. Intersegment revenue for the aforementioned periods primarily related to services provided by our Fabrication Services operating group to our Engineering & Construction operating group.
As a result of the classification of our Capital Services Operations (which was primarily comprised of our former Capital Services reportable segment) as a discontinued operation, the 2016 information for our remaining segments presented below has been recast to reflect: 1) a reallocation of certain corporate amounts previously allocated to the Capital Services segment that were not assignable to the discontinued operation, and 2) the portions of the previously reported Capital Services segment that were not included in the Capital Services Operations and the portions of other segments that were included in the Capital Services Operations. In addition, revenue for the remaining segments has been recast to reflect the intersegment revenue with our Capital Services Operations that was previously eliminated prior to the discontinued operations classification (approximately $18,500 and $25,200 for the three months ended June 30, 2017 and 2016, respectively, and approximately $34,400 and $57,100 for the six months ended June 30, 2017 and 2016, respectively).

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents total revenue and income from operations by reportable segment for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue
Engineering & Construction	$702,150	$1,548,994	$1,982,903	$3,085,355
Fabrication Services	508,518	547,658	987,090	1,081,364
Technology	72,809	64,512	140,836	129,074
Total revenue	$1,283,477	$2,161,164	$3,110,829	$4,295,793

Operating (Loss) Income From Continuing Operations
Engineering & Construction	$(525,682)	$92,809	$(520,268)	$200,882
Fabrication Services	57,639	67,385	109,698	104,495
Technology	21,460	23,054	42,975	49,203
Total operating (loss) income from continuing operations	$(446,583)	$183,248	$(367,595)	$354,580
The following table presents total assets by reportable segment at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Assets
Engineering & Construction	$3,694,396	$3,572,399
Fabrication Services	2,465,398	2,394,041
Technology	986,485	996,104
Total assets of continuing operations	7,146,279	6,962,544
Assets of discontinued operations (Note 4)	—	876,876
Total assets	$7,146,279	$7,839,420
16. SUBSEQUENT EVENT
Amendments to Debt and Credit Facility Agreements—Effective August 9, 2017, and effective for the period ended June 30, 2017, we are amending our Senior Facilities, subject to final documentation. See Note 8 for additional discussion.

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
OVERVIEW
General—We provide a wide range of services through our three operating groups, including conceptual design, technology, engineering, procurement, fabrication, modularization, construction and commissioning services to customers in the energy infrastructure market throughout the world. Our operating groups, which represent our reportable segments, include: Engineering & Construction; Fabrication Services; and Technology. Our Capital Services Operations (primarily comprised of our former Capital Services reportable segment), which provides comprehensive and integrated maintenance services, environmental engineering and remediation, construction services, program management, and disaster response and recovery services for private-sector customers and governments, was sold on June 30, 2017 and is reported as a discontinued operation (see Note 2 and Note 4 to our Financial Statements for further discussion).
We continue to be broadly diversified across the global energy infrastructure market with a backlog of $13.6 billion at June 30, 2017 (including approximately $1.5 billion related to our equity method joint ventures). Our geographic diversity is illustrated by approximately 25% of our year-to-date 2017 revenue coming from projects outside the U.S. and approximately 25% of our June 30, 2017 backlog being comprised of projects outside the U.S. The geographic mix of our revenue will evolve consistent with changes in our backlog mix, as well as shifts in future global energy demand. Our diversity in energy infrastructure end markets ranges from downstream activities such as gas processing, liquefied natural gas (“LNG”), refining, and petrochemicals, to fossil based power plants and upstream activities such as offshore oil and gas and onshore oil sands projects. Planned investments across the natural gas value chain, including LNG and petrochemicals, remain strong over the intermediate to long term, and we anticipate additional benefits from continued investments in projects based on U.S. shale gas. Global investments in power and petrochemical facilities are expected to continue, as are investments in various types of facilities which require storage structures and pre-fabricated pipe.
Our long-term contracts are awarded on a competitively bid and negotiated basis using a range of contracting options, including cost-reimbursable, fixed-price and hybrid, which has both cost-reimbursable and fixed-price characteristics. Under cost-reimbursable contracts, we generally perform our services in exchange for a price that consists of reimbursement of all customer-approved costs and a profit component, which is typically a fixed rate per hour, an overall fixed fee or a percentage of total reimbursable costs. Under fixed-price contracts, we perform our services and execute our projects at an established price. The timing of our revenue recognition may be impacted by the contracting structure of our contracts. Cost-reimbursable contracts, and hybrid contracts with a more significant cost-reimbursable component, generally provide our customers with greater influence over the timing of when we perform our work, and accordingly, such contracts often result in less predictability with respect to the timing of our revenue. Fixed-price contracts, and hybrid contracts with a more significant fixed-price component, tend to provide us with greater control over project schedule and the timing of when work is performed and costs are incurred, and accordingly, when revenue is recognized. Our shorter-term contracts and services are generally provided on a cost-reimbursable, fixed-price or unit price basis. Our June 30, 2017 backlog distribution by contracting type was approximately 85% fixed-price, hybrid, or unit based, and 15% cost-reimbursable and is further described below within our operating group discussion.
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
Backlog for each of our operating groups generally consists of several hundred contracts, which are being executed globally. These contracts vary in size from less than one hundred thousand dollars to several billion dollars in contract value, with varying durations that can exceed five years. The timing of new awards and differing types, sizes, and durations of our contracts, combined with their geographic diversity and stages of completion, often results in fluctuations in our quarterly operating group results as a percentage of operating group revenue. In addition, the relative contribution of each of our operating groups, and selling and administrative expense fluctuations, will impact our quarterly consolidated results as a percentage of consolidated revenue. Selling and administrative expense fluctuations are impacted by our stock-based compensation costs, which are generally higher in the first quarter of each year due to the timing of stock awards and the accelerated expensing of awards for participants who are eligible to retire.

In addition to the quarterly variability that occurs in our business, our future quarterly consolidated operating results will be impacted by the sale of our Capital Services Operations, which closed on June 30, 2017 and is reported as a discontinued operation (see Note 2 and Note 4 to our Financial Statements for further discussion). In addition, as discussed below within “Results of Operations”, during the second quarter 2017 we experienced changes in estimated margins on our two U.S. LNG export facility projects and two of our U.S. gas turbine power projects within our Engineering & Construction operating group, which negatively impacted our second quarter results, and will result in future revenue on the projects being recognized at these lower margins until the backlog for such projects is completed. Further, in July 2017, we initiated a plan to market and sell our Technology operations (primarily comprised of our Technology reportable segment) and Engineered Products operations (representing a portion of our Fabrication Services reportable segment) (collectively, the “Technology Operations”), the proceeds of which will be used to significantly reduce our outstanding debt, discussed below within “Liquidity and Capital Resources”. We anticipate classifying the Technology Operations as held for sale during the third quarter 2017 and our future quarterly consolidated operating results will be impacted subsequent to the sale.
As a result of the project impacts in the second quarter 2017, we would not have been in compliance with our previously amended financial covenants for our Senior Facilities as of June 30, 3017, without certain waivers and amendments. Accordingly, effective August 9, 2017, and effective for the period ended June 30, 2017, we are amending our Senior Facilities, subject to final documentation. Such amendments impacted our debt classification at June 30, 2017. See “Liquidity and Capital Resources” below for further discussion.
Engineering & Construction—Our Engineering & Construction operating group provides engineering, procurement, and construction (“EPC”) services for major energy infrastructure facilities.
Backlog for our Engineering & Construction operating group comprised approximately $10.4 billion (77%) of our consolidated June 30, 2017 backlog (including approximately $1.0 billion related to our equity method joint ventures). The backlog composition by end market was approximately 40% petrochemical, 30% LNG, 25% power, and 5% refining. Our petrochemical backlog was primarily concentrated in the U.S. and the Middle East region and we anticipate that our future opportunities will continue to be derived from these regions. Our LNG backlog was primarily concentrated in the U.S. and we anticipate that our future opportunities will be derived from the U.S. and Africa. Our power backlog was primarily concentrated in the U.S. and we anticipate that our future opportunities will be derived from North America. The majority of our refining-related backlog was concentrated in the Middle East and Russia and we anticipate that our future opportunities will continue to be derived from these regions. Our June 30, 2017 backlog distribution for this operating group by contracting type was approximately 85% fixed-price and hybrid and 15% cost-reimbursable.
Fabrication Services—Our Fabrication Services operating group provides fabrication and erection of steel plate structures; fabrication of piping systems and process modules; manufacturing and distribution of pipe and fittings; and engineered products for the oil and gas, petrochemical, power generation, water and wastewater, mining and mineral processing industries.
Backlog for our Fabrication Services operating group comprised approximately $2.0 billion (15%) of our consolidated June 30, 2017 backlog. The backlog composition by end market was approximately 40% petrochemical, 30% LNG (including low temp and cryogenic), 15% power, 5% refining, 5% gas processing and 5% other end markets. Our June 30, 2017 backlog distribution for this operating group by contracting type was approximately 95% fixed-price, hybrid, or unit based, with the remainder being cost-reimbursable.
Technology—Our Technology operating group provides proprietary process technology licenses and associated engineering services and catalysts, primarily for the petrochemical and refining industries, and offers process planning and project development services and a comprehensive program of aftermarket support. Technology also has a 50% owned unconsolidated joint venture that provides proprietary process technology licenses and associated engineering services and catalysts, primarily for the refining industry, as well as a 33.3% owned unconsolidated joint venture that is commercializing a new natural gas power generation system that is designed to produce zero atmospheric discharge of carbon dioxide during combustion.
Backlog for our Technology operating group comprised approximately $1.2 billion (8%) of our consolidated June 30, 2017 backlog (including approximately $491.4 million related to our equity method joint ventures) and was primarily comprised of fixed-price contracts.

RESULTS OF OPERATIONS
As a result of the classification of the operating results of our Capital Services Operations (which is primarily comprised of our former Capital Services reportable segment) as a discontinued operation, the results of our remaining segments for the 2016 periods presented have been recast to reflect: 1) a reallocation of certain corporate amounts previously allocated to the Capital Services segment that were not assignable to discontinued operations, and 2) the portions of the previously reported Capital Services segment that were not included in the Capital Services Operations and the portions of other segments that were included in the Capital Services Operations. In addition, backlog, new awards and revenue for the remaining segments has been recast in the tables below to reflect the intersegment amounts with our Capital Services Operations that were previously eliminated prior to the discontinued operations classification. Intersegment elimination adjustments include the following: 1) December 31, 2016 backlog of $6.5 million, 2) second quarter and year-to-date 2017 and 2016 new awards of $3.4 million, $20.3 million, $3.4 million and $37.8 million, respectively, and 3) second quarter and year-to-date 2017 and 2016 revenue of $18.5 million, $25.2 million, $34.4 million and $57.1 million, respectively. Unless otherwise noted, the tables and discussions below relate to our continuing operations.
Our backlog, new awards, revenue and income from operations by reportable segment are as follows:

	June 30, 2017		% of Total		December 31, 2016		% of Total
Backlog	(In thousands)
Engineering & Construction	$10,445,699		77%		$9,871,208		76%
Fabrication Services	2,001,355		15%		2,117,567		16%
Technology	1,160,453		8%		1,025,723		8%
Total backlog	$13,607,507				$13,014,498

	Three Months Ended June 30,				Six Months Ended June 30,
	(In thousands)
	2017	% of Total	2016	% of Total	2017	% of Total	2016	% of Total
New Awards
Engineering & Construction	$398,421	37%	$977,911	73%	$2,634,594	67%	$1,319,576	62%
Fabrication Services	521,447	49%	253,633	19%	967,707	25%	627,772	29%
Technology	148,507	14%	107,769	8%	308,861	8%	191,389	9%
Total new awards	$1,068,375		$1,339,313		$3,911,162		$2,138,737

	2017	% of Total	2016	% of Total	2017	% of Total	2016	% of Total
Revenue
Engineering & Construction	$702,150	55%	$1,548,994	72%	$1,982,903	64%	$3,085,355	72%
Fabrication Services	508,518	39%	547,658	25%	987,090	32%	1,081,364	25%
Technology	72,809	6%	64,512	3%	140,836	4%	129,074	3%
Total revenue	$1,283,477		$2,161,164		$3,110,829		$4,295,793

	2017	% of Revenue	2016	% of Revenue	2017	% of Revenue	2016	% of Revenue
Operating (Loss) Income From Continuing Operations
Engineering & Construction	$(525,682)	(74.9)%	$92,809	6.0%	$(520,268)	(26.2)%	$200,882	6.5%
Fabrication Services	57,639	11.3%	67,385	12.3%	109,698	11.1%	104,495	9.7%
Technology	21,460	29.5%	23,054	35.7%	42,975	30.5%	49,203	38.1%
Total operating (loss) income from continuing operations	$(446,583)	(34.8)%	$183,248	8.5%	$(367,595)	(11.8)%	$354,580	8.3%
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
New awards were $1.1 billion for the second quarter 2017 (including approximately $12.0 million related to our equity method joint ventures), compared with $1.3 billion for the corresponding 2016 period (including approximately $37.0 million related to our equity method joint ventures). Significant new awards for the second quarter 2017 included LNG storage tanks in the U.S. (approximately $185.0 million), materials supply for an ethylene expansion project in the Asia Pacific region (approximately $85.0 million), and an ethane cracking furnace expansion project in the U.S. (approximately $40.0 million), all within our Fabrication Services operating group, and work scopes for our liquid ethylene cracker project and associated units in the Middle East that we are executing through our unconsolidated equity method joint venture (approximately $100.0 million) within our Engineering & Construction operating group. Significant new awards for the second quarter 2016 included two gas turbine power projects in the U.S. (approximately $500.0 million combined) and scope increases on our LNG mechanical erection project in the Asia Pacific region (approximately $280.0 million) within our Engineering & Construction operating group.
New awards for the first six months of 2017 were $3.9 billion (including approximately $58.7 million related to our equity method joint ventures), compared with $2.1 billion for the corresponding 2016 period (including approximately $67.0 million related to our equity method joint ventures). The six month 2017 period included the aforementioned second quarter 2017 awards, and awards in the first quarter 2017, including an ethane cracker project in the U.S. (approximately $1.3 billion) within our Engineering & Construction and Fabrication Services operating groups and a gas turbine power project in the U.S. (approximately $600.0 million) within our Engineering & Construction operating group. The six month 2016 period included the aforementioned second quarter 2016 awards, and awards in the first quarter 2016, including scope increases on our LNG mechanical erection project in the Asia Pacific region (approximately $235.0 million) within our Engineering & Construction operating group. See Operating Group Results below for further discussion.
Backlog at June 30, 2017 was approximately $13.6 billion (including approximately $1.5 billion related to our equity method joint ventures), compared with $13.0 billion at December 31, 2016 (including approximately $1.7 billion related to our equity method joint ventures), with the increase primarily reflecting the impact of new awards exceeding revenue by $800.3 million (including $186.6 million of revenue for our unconsolidated equity method joint ventures).
Certain contracts within our Engineering & Construction operating group are dependent upon funding from the U.S. government, where funds are appropriated on a year-by-year basis, while contract performance may take more than one year. Approximately $225.0 million of our backlog at June 30, 2017 for the operating group was for contractual commitments that are subject to future funding decisions.
Revenue—Revenue was $1.3 billion for the second quarter 2017, representing a decrease of $877.7 million (40.6%) compared with the corresponding 2016 period. Revenue was $3.1 billion for the first six months of 2017, representing a decrease of $1.2 billion (27.6%) compared with the corresponding 2016 period. Our second quarter and year-to-date 2017 revenue was impacted by the reversal of revenue on our two U.S. LNG export facility projects resulting from a reduction in their percentage of completion due to increases in forecast costs on the projects, and the wind down of our large cost reimbursable LNG mechanical erection project in the Asia Pacific region and various projects in the Middle East, Europe and Asia Pacific region, all within our Engineering & Construction operating group. See Operating Group Results below for further discussion.
Gross (Loss) Profit—Gross loss was $(378.1) million (29.5% of revenue) for the second quarter 2017, compared with gross profit of $258.0 million (11.9% of revenue) for the corresponding 2016 period. Gross loss was $(227.1) million (7.3% of revenue) for the first six months of 2017, compared with gross profit of $513.5 million (12.0% of revenue) for the corresponding 2016 period. Our second quarter and year-to-date 2017 gross profit decreased relative to the comparable 2016 period due to lower revenue volume and a lower margin mix. In addition, our second quarter and year-to-date 2017 results were negatively impacted by changes in estimated margins on our two U.S. LNG export facility projects and two U.S. gas turbine power projects, all within our Engineering & Construction operating group. Our year-to-date 2017 gross profit also decreased relative to the comparable 2016 period due to the impacts of changes in estimated margins on certain projects and a lower margin mix during the first quarter 2017. See Operating Group Results below for further discussion.
Selling and Administrative Expense—Selling and administrative expense was $67.2 million (5.2% of revenue) for the second quarter 2017, compared with $69.2 million (3.2% of revenue) for the corresponding 2016 period. Selling and administrative expense was $140.2 million (4.5% of revenue) for the first six months of 2017, compared with $150.1 million (3.5% of revenue) for the corresponding 2016 period. The decrease for the second quarter and year-to-date 2017 was primarily due to the impact of cost reduction initiatives, partly offset by higher incentive plan costs (approximately $5.0 million and $2.0 million, respectively) and inflationary increases. Stock-based compensation expense totaled approximately $19.6 million and $19.5 million for the first six months of 2017 and 2016, respectively, or 57% and 57% of estimated annual expense for each of the respective periods.

Intangibles Amortization—Intangibles amortization was $6.4 million for the second quarter 2017, compared with $6.5 million for the corresponding 2016 period. Intangibles amortization was $12.9 million for the first six months of 2017, compared with $13.5 million for the corresponding 2016 period. The decrease relative to the year-to-date 2016 period was primarily due to intangible assets that became fully amortized during the first quarter 2016.
Equity Earnings—Equity earnings were $8.7 million for the second quarter 2017, compared with $2.1 million for the corresponding 2016 period. Equity earnings were $16.3 million for the first six months of 2017, compared with $5.7 million for the corresponding 2016 period and were primarily associated with our unconsolidated CTCI and CLG joint ventures within our Engineering & Construction and Technology operating groups, respectively. Our second quarter and year-to-date 2017 equity earnings benefited from increased activity for our CTCI joint venture; however, this year-to-date benefit was partly offset by decreased activity for our CLG joint venture in the first quarter 2017.
Other Operating Expense (Income), Net—Other operating expense (income), net generally represents (gains) losses associated with the sale or disposition of property and equipment. For the second quarter and first six months of 2017, other operating expense (income), net also included accrued future operating lease expense of approximately $3.0 million for vacated facility capacity where we remain contractually obligated to a lessor.
(Loss) Income from Continuing Operations—Loss from continuing operations was $(446.6) million (34.8% of revenue) for the second quarter 2017, compared with income from continuing operations of $183.2 million (8.5% of revenue) for the corresponding 2016 period. Loss from continuing operations was $(367.6) million (11.8% of revenue) for the first six months of 2017, compared with income from continuing operations of $354.6 million (8.3% of revenue) for the corresponding 2016 period. The changes in our second quarter and year-to-date 2017 (loss) income from continuing operations compared to the 2016 periods were due to the reasons noted above. See Operating Group Results below for further discussion.
Interest Expense and Interest Income—Interest expense was $34.7 million for the second quarter 2017, compared with $20.2 million for the corresponding 2016 period. Interest expense was $58.8 million for the first six months of 2017, compared with $40.3 million for the corresponding 2016 period. Our second quarter and year-to-date 2017 expense was impacted by higher revolving credit facility borrowings and higher interest rates. Approximately $6.6 million and $13.4 million of interest expense for the second quarter and year-to-date 2017 periods, respectively, and approximately $5.9 million and $11.7 million, respectively, of interest for the corresponding 2016 periods, has been classified within discontinued operations as the proceeds from the sale of our discontinued Capital Services Operations were required to be used to repay our debt. Interest income was $0.9 million for the second quarter 2017, compared with $2.8 million for the corresponding 2016 period. Interest income was $2.1 million for the first six months of 2017, compared with $4.9 million for the corresponding 2016 period.
Income Tax Benefit (Expense)—Income tax benefit was $178.8 million (37.2% of pre-tax loss) for the second quarter 2017, compared with income tax expense of $41.9 million (25.3% of pre-tax income) for the corresponding 2016 period. Income tax benefit was $165.0 million (38.9% of pre-tax loss) for the first six months of 2017, compared with income tax expense of $81.5 million (25.5% of pre-tax income) for the corresponding 2016 period.
Our tax rate rates for second the quarter and year-to-date 2017 periods were impacted by our pre-tax losses for the periods occurring in our higher rate tax jurisdictions (the U.S.), and to a lesser extent, less pre-tax income in our lower rate tax jurisdictions (non-U.S). The pre-tax losses in the U.S. were generated from the aforementioned project charges. Our second quarter and year-to-date 2017 tax rates were also impacted by the establishment of valuation allowances in the second quarter 2017 for U.S. deferred tax credits and U.S. state net operating losses that are no longer anticipated to be realized (approximately 10.0% and 11.0% impact to our tax rates for the respective periods). Excluding the impact of the aforementioned valuation allowances, our second quarter and year-to-date 2017 tax rates were approximately 47.0% and 50.0%, respectively which resulted from the aforementioned pre-tax mix.
Our second quarter and year-to-date 2016 tax rate benefited from earnings represented by noncontrolling interests (approximately 1.5% and 3.5%, respectively) and the impact of previously unrecognized tax benefits (approximately 2.0% and 3.5%, respectively). The benefits for the year-to-date 2016 period were partly offset by the impact of changes in tax rates enacted during the first quarter relating to our non-U.S. deferred tax assets (approximately 2.0%).
Our tax rate may continue to experience fluctuations due primarily to changes in the geographic distribution of our pre-tax income. Based upon our current estimates of pre-tax income mix, we anticipate our tax rate for the second half of 2017 will be approximately 28.0% to 30.0%.
Net Income Attributable to Noncontrolling Interests—Noncontrolling interests are primarily associated with our consolidated joint venture projects within our Engineering & Construction operating group and certain operations in the Middle East within our Fabrication Services operating group. Net income attributable to noncontrolling interests was $2.9 million for the second quarter 2017, compared with $8.7 million for the corresponding 2016 period. Net income attributable to noncontrolling interests was $30.2 million for the first six months of 2017, compared with $21.7 million for the corresponding

2016 period. The change compared to the 2016 periods was commensurate with the level of applicable operating results for the aforementioned projects and operations. See Operating Group Results below for further discussion.
Segment Results
Engineering & Construction
New Awards—New awards were $398.4 million for the second quarter 2017, compared with $977.9 million for the corresponding 2016 period. Significant new awards for the second quarter 2017 included work scopes for our liquid ethylene cracker project and associated units in the Middle East that we are executing through our unconsolidated equity method joint venture (approximately $100.0 million). Significant new awards for the second quarter 2016 included two gas turbine power projects in the U.S. (approximately $500.0 million combined) and scope increases on our LNG mechanical erection project in the Asia Pacific region (approximately $280.0 million).
New awards for the first six months of 2017 were $2.6 billion, compared with $1.3 billion for the corresponding 2016 period. The six month 2017 period included the aforementioned second quarter 2017 awards, and awards during the first quarter 2017, including an ethane cracker project in the U.S. (approximately $1.2 billion) and a gas turbine power project in the U.S. (approximately $600.0 million). The six month 2016 period included the aforementioned second quarter 2016 awards, and awards during the first quarter 2016, including scope increases on our LNG mechanical erection project in the Asia Pacific region (approximately $235.0 million).
Revenue—Revenue was $702.2 million for the second quarter 2017, representing a decrease of $846.8 million (54.7%) compared with the corresponding 2016 period. Revenue was $2.0 billion for the first six months of 2017, representing a decrease of $1.1 billion (35.7%) compared with the corresponding 2016 period. Our second quarter and year-to-date 2017 revenue was primarily impacted by the wind down of our large cost reimbursable LNG mechanical erection project in the Asia Pacific region (approximately $322.0 million and $519.0 million, respectively) and the wind down of various projects in the Middle East, Europe and Asia Pacific region; and lower revenue on our two U.S. LNG export facility projects (approximately $365.0 million and $255.0 million combined, respectively) resulting from the impact of reductions in their percentage of completion due to increases in forecast costs on the projects (see further discussion below), offset partly by greater activity on the projects during 2017.
Approximately $213.0 million and $845.0 million of the operating group’s second quarter and year-to-date 2017 revenue, respectively, was attributable to our U.S. LNG export facility projects, compared with approximately $578.0 million and $1.1 billion for the corresponding 2016 periods. Approximately $3.0 million and $110.0 million of the operating group’s second quarter and year-to-date 2017 revenue, respectively, was attributable to our large cost reimbursable LNG mechanical erection project in the Asia Pacific region, compared with approximately $325.0 million and $629.0 million for the corresponding 2016 periods.
(Loss) Income from Operations—Loss from operations was $(525.7) million (74.9% of revenue) for the second quarter 2017, compared with income from operations of $92.8 million (6.0% of revenue) for the corresponding 2016 period. Loss from operations was $(520.3) million (26.2% of revenue) for the first six months of 2017, compared with income from operations of $200.9 million (6.5% of revenue) for the corresponding 2016 period.
Our second quarter and year-to-date 2017 results were impacted by lower revenue volume and a lower margin mix. In addition, our results were impacted by changes in estimated margins on two U.S. gas turbine power projects and our two U.S. LNG export facility projects (approximately $548.0 million and $715.0 million, for the respective periods as discussed further below). The changes in estimated margins resulted in charges due to the accrual of additional losses for the U.S. gas turbine power projects resulting from increases in forecast costs on the projects, and the reversal of previously recognized revenue for the U.S. LNG export facility projects resulting from a reduction in their percentage of completion due to increases in forecast costs on the projects. Our results for the second quarter were also impacted by a lower margin percentage recognized on work performed during the period for the U.S. LNG export facility projects (approximately $50.0 million) as a result of the aforementioned changes in estimated margins.
The aforementioned negative impacts for the year-to-date 2017 period were partly offset by the benefit of changes in estimated recoveries in the first quarter 2017 on a large consolidated joint venture project and a separate cost reimbursable project (approximately $103.0 million combined). The second quarter and year-to-date 2017 periods also benefited from increased equity earnings from our unconsolidated CTCI joint venture (approximately $6.0 million and $12.5 million, respectively). Our second quarter and year-to-date 2016 results were impacted by changes in estimated margins on various projects, primarily in the U.S. (approximately $14.0 million combined).

U.S. Gas Turbine Power Projects
Two of the projects that negatively impacted our second quarter and year-to-date 2017 results ($181.0 million and $324.0 million, respectively) were U.S. gas turbine power projects that were in a loss position. The loss projects were impacted primarily by lower than anticipated craft labor productivity (including reductions to our forecasted productivity estimates to levels that are in line with our overall historical experience); slower than anticipated benefits from mitigation plans; and further extensions of schedule and related prolongation costs (including schedule liquidated damages) resulting from the aforementioned impacts. At June 30, 2017, one project was approximately 69% complete, had a reserve for estimated losses of approximately $98.0 million, and is forecasted to be completed in May 2018 (representing a four month extension from our estimates as of March 31, 2017). The other loss project was approximately 86% complete, had a reserve for estimated losses of approximately $23.0 million, and is forecasted to be completed in November 2017 (representing a two month extension from our estimates as of March 31, 2017). If future direct and subcontract labor productivity differ from our current estimates, our schedules are further extended, or the projects incur increased schedule liquidated damages due to our inability to reach favorable commercial resolution on such matters, the projects would experience further losses. As these projects are in a loss position, future revenue on the projects will be recognized with no associated margin.
U.S. LNG Export Facility Projects
The two other projects that negatively impacted our second quarter and year-to-date 2017 results (approximately $367.0 million and $391.0 million, respectively) were U.S. LNG export facility projects.
A majority of the impacts relate to our project in Hackberry, Louisiana, which was slightly above break-even at June 30, 2017. The project was impacted primarily by lower than anticipated craft labor productivity (including reductions to our forecasted productivity estimates as trending results of certain disciplines provided increased evidence that previously forecasted productivity estimates were unlikely to be achieved); weather related delays; increased material, construction and fabrication costs due to quantity growth and material delivery delays; higher than anticipated estimates from subcontractors for their work scopes; and extensions of schedule and related prolongation costs resulting from the aforementioned. The revised schedule represented a several month extension from our March 31, 2017 estimates for certain LNG trains and the schedule was submitted to the owner during the second quarter 2017. Our current forecast for the project anticipates improvement in productivity from our overall historical experience (as we make progress on each LNG train) through modified execution plans, and actions to reduce our schedule related costs. The aforementioned impact for the year-to-date 2017 period includes the benefit of an increase in project price for claims on the project during the first quarter 2017.
The remaining impacts for the 2017 period relate to our project in Freeport, Texas, which was impacted primarily by increased material, construction and fabrication costs due to quantity growth and material delivery delays, and potential extensions of schedule and related prolongation costs resulting from the aforementioned.
If future direct and subcontract labor productivity differ from our current estimates, our schedules are further extended, or the projects incur schedule liquidated damages due to our inability to reach favorable legal or commercial resolution on such matters, the projects would experience further decreases in estimated margins. As these projects experienced a reduction in their estimated margins during the second quarter 2017, future revenue on the projects will be recognized at these lower margins.
Fabrication Services
New Awards—New awards were $521.4 million for the second quarter 2017, compared with $253.6 million for the corresponding 2016 period. New awards for the second quarter 2017 included LNG storage tanks in the U.S. (approximately $185.0 million), materials supply for an ethylene expansion project in the Asia Pacific region ($85.0 million), an ethane cracking furnace expansion project in the U.S. (approximately $40.0 million), and various storage and pipe fabrication awards throughout the world. Significant new awards for the second quarter 2016 included various storage and pipe fabrication awards throughout the world.
New awards for the first six months of 2017 were $967.7 million, compared with $627.8 million for the corresponding 2016 period. The six month 2017 period included the aforementioned second quarter 2017 awards, and awards during the first quarter 2017, including work scopes we will perform for the aforementioned ethane cracker project in the U.S. (approximately $80.0 million) and various storage and pipe fabrication awards throughout the world. The six month 2016 period included the aforementioned second quarter 2016 awards, and awards during the first quarter 2016, including refurbishment of crude oil storage tanks in the Middle East (approximately $60.0 million) and crude oil storage tanks in Canada (approximately $50.0 million).

Revenue—Revenue was $508.5 million for the second quarter 2017, representing a decrease of $39.1 million (7.1%) compared with the corresponding 2016 period. Revenue was $1.0 billion for the first six months of 2017, representing a decrease of $94.3 million (8.7%) compared with the corresponding 2016 period. Our second quarter and year-to-date 2017 revenue was primarily impacted by decreased storage tank work in the U.S., Canada and the Middle East and decreased process systems activity, partly offset by increased fabrication activity.
Income from Operations—Income from operations was $57.6 million (11.3% of revenue) for the second quarter 2017, compared with $67.4 million (12.3% of revenue) for the corresponding 2016 period. Income from operations was $109.7 million (11.1% of revenue) for the first six months of 2017, compared with $104.5 million (9.7% of revenue) for the corresponding 2016 period. Our second quarter and year-to-date 2017 results benefited from lower overhead costs. Our second quarter 2016 results benefited from net savings on various projects throughout the world (approximately $11.0 million combined). Our year-to-date 2016 results benefited from the aforementioned second quarter impacts, as well as impacts during the first quarter 2016, which included cost increases on two projects in North America and the Asia Pacific region (approximately $26.0 million combined), partly offset by savings on various projects, primarily in North America.
Technology
New Awards—New awards were $148.5 million for the second quarter 2017 (including approximately $12.0 million related to our equity method joint ventures), compared with $107.8 million for the corresponding 2016 period (including approximately $37.0 million related to our equity method joint ventures). New awards were $308.9 million for the first six months of 2017 (including approximately $58.7 million related to our equity method joint ventures), compared with $191.4 million for the corresponding 2016 period (including approximately $67.0 million related to our equity method joint ventures). New awards for the second quarter and year-to-date 2017 included petrochemical and refining licensing, catalyst and proprietary equipment awards, primarily in the Asia Pacific region. New awards for the second quarter and year-to-date 2016 included Alkylation licensing in North America and China, petrochemical licensing in Europe and the Asia Pacific region, and catalyst awards throughout the world.
Revenue—Revenue was $72.8 million for the second quarter 2017, representing an increase of $8.3 million (12.9%) compared with the corresponding 2016 period. Revenue was $140.8 million for the first six months of 2017, representing an increase of $11.8 million (9.1%) compared with the corresponding 2016 period. Our second quarter and year-to-date 2017 revenue benefited from increased petrochemical licensing, partly offset by lower catalyst activity.
Income from Operations—Income from operations was $21.5 million (29.5% of revenue) for the second quarter 2017, compared with $23.1 million (35.7% of revenue) for the corresponding 2016 period. Income from operations was $43.0 million (30.5% of revenue) for the first six months of 2017, compared with $49.2 million (38.1% of revenue) for the corresponding 2016 period. Our second quarter and year-to-date 2017 results were impacted by a lower margin mix for our petrochemicals and refining projects.
Discontinued Capital Services Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
New Awards	$308,425	$439,808	$780,783	$855,298
Revenue	$561,708	$559,690	$1,114,655	$1,124,671
(Loss) Income From Operations	$(49,415)	$18,885	$(30,371)	$35,493
% of Revenue	(8.8)%	3.4%	(2.7)%	3.2%
Our discontinued Capital Services Operations, which were sold on June 30, 2017, provided comprehensive and integrated maintenance services, environmental engineering and remediation, construction services, program management, and disaster response and recovery services for private-sector customers and governments.
Revenue—Revenue was $561.7 million for the second quarter 2017, representing an increase of $2.0 million (0.4%) compared with the corresponding 2016 period. Revenue was $1.1 billion for the first six months of 2017, representing a decrease of $10.0 million (0.9%) compared with the corresponding 2016 period. Our year-to-date 2017 revenue was impacted by lower construction services and industrial maintenance activity, partly offset by increased emergency response activity in the first quarter 2017.

(Loss) Income from Operations—Loss from operations for the second quarter 2017 was $(49.4) million (8.8% of revenue), compared with income from operations of $18.9 million (3.4% of revenue) for the corresponding 2016 period. Loss from operations for the first six months of 2017 was $(30.4) million (2.7% of revenue), compared with income from operations of $35.5 million (3.2% of revenue) for the corresponding 2016 period. Our second quarter 2017 results were impacted by the completion of the sale of our Capital Services Operations which resulted in a pre-tax charge (approximately $64.8 million) and increased stock compensation costs (approximately $5.5 million) due to the accelerated expensing of employee awards as a result of the sale.
The sale of our Capital Services Operations resulted in a taxable gain (due primarily to the non-deductibility of goodwill), which resulted in additional tax expense of approximately $61.0 million for the second quarter and year-to-date 2017 periods.
LIQUIDITY AND CAPITAL RESOURCES
General
Cash and Cash Equivalents—At June 30, 2017, our cash and cash equivalents were $354.9 million, and were maintained in local accounts throughout the world, substantially all of which were maintained outside The Netherlands, our country of domicile. Approximately $188.4 million of our cash and cash equivalents at June 30, 2017 was within our variable interest entities (“VIEs”) associated with our partnering arrangements, which is generally only available for use in our operating activities when distributed to the partners.
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
Summary of Cash Flow Activity
Operating Activities—During the first six months of 2017, net cash used in operating activities was $466.1 million (including approximately $36.5 million related to our discontinued Capital Services Operations), primarily due to cash utilized as a result of net losses, a net increase of $42.5 million in our other current and non-current assets, and a reduction of $128.0 million in our other current and non-current liabilities, partly offset by a net change of $109.1 million in our accounts receivable, inventory, accounts payable and net contracts in progress account balances (collectively, “Contract Capital”). The components of our net Contract Capital balances at June 30, 2017 and December 31, 2016 (including our discontinued Capital Services Operations prior to its sale), and changes during the first six months of 2017, were as follows:

	June 30, 2017 (2)	December 31, 2016 (2)	Change
	(In thousands)
Total billings in excess of costs and estimated earnings (1)	$(1,751,968)	$(1,449,335)	$(302,633)
Total costs and estimated earnings in excess of billings (1)	567,980	564,024	3,956
Contracts in Progress, net	(1,183,988)	(885,311)	(298,677)
Accounts receivable, net	892,314	727,659	164,655
Inventory	161,142	194,130	(32,988)
Accounts payable	(1,047,663)	(1,105,576)	57,913
Contract Capital, net	$(1,178,195)	$(1,069,098)	$(109,097)

(1)
Represents our cash position relative to revenue recognized on projects, with (i) billings in excess of costs and estimated earnings representing a liability reflective of future cash expenditures and non-cash earnings and (ii) costs and estimated earnings in excess of billings representing an asset reflective of future cash receipts.

(2)
Although our Capital Services Operations were sold on June 30, 2017 and reported as a discontinued operation in our December 31, 2016 Balance Sheet, our Statement of Cash Flows reflects the changes in Contract Capital balances (and all balance sheet components) during the first six months of 2017 prior to the sale and on a non-discontinued operations basis at December 31, 2016. Accordingly, the components of our net Contract Capital balances prior to their removal on June 30, 2017, and on a non-discontinued operations basis at December 31, 2016, have been reflected in the table above.

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
The $109.1 million decrease in our Contract Capital during the first six months of 2017 (including an increase of approximately $61.8 million related to our discontinued Capital Services Operations) was primarily due to a net decrease in contracts in progress and accounts receivable, partly offset by a decrease in accounts payable. The net decrease in contracts in progress during the period was primarily due to the accrual of additional losses for two U.S. gas turbine power projects resulting from increases in forecast costs on the projects, and the reversal of revenue on our two U.S. LNG export facility projects resulting from a reduction in their percentage of completion due to increases in forecast costs on the projects, partly offset by a net use of advance payments on these projects. The decrease in accounts payable during the period was due to the timing of payments on our projects. The net increase in our current and other non-current assets during the period was primarily due to a change in the classification of receivables from accounts receivable, net, to other non-current assets, for a consolidated joint venture project that is substantially complete, as we do not anticipate collection within the next year. The decrease in our other current and non-current liabilities during the period was primarily due to payments resulting from the wind down of certain projects in the Asia Pacific region. Our net cash used in operating activities, combined with payments in advance of performing work for our unconsolidated equity method joint ventures, which are reflected in financing activities because the joint ventures are not consolidated, totaled approximately $407.2 million during the first six months of 2017. We anticipate future quarterly variability in our operating cash flows due to ongoing fluctuations in our Contract Capital balance and the prospective cash impacts of the project charges described above. See “Credit Facilities and Debt” below for further discussion of our liquidity.
Investing Activities—During the first six months of 2017, net cash provided by investing activities was $653.3 million, and primarily related to proceeds resulting from the sale of our discontinued Capital Services Operations of $645.5 million, net of cash sold (see Note 4 to our Financial Statements for further discussion) and net inflows from advances of $50.4 million to our venture partners by our proportionately consolidated ventures (see Note 7 to our Financial Statements for further discussion), partly offset by capital expenditures of $34.3 million and other investments of $9.9 million.
Financing Activities—During the first six months of 2017, net cash used in financing activities was $394.5 million, and primarily related to repayments on our long-term debt and net revolving facility and other short-term debt of $318.8 million and $33.5 million, respectively, distributions to our noncontrolling interest partners of $24.3 million, dividends paid to our shareholders of $14.1 million, deferred financing costs of $13.8 million associated with amendments for our committed and uncommitted facilities (see Note 8 to our Financial Statements for further discussion), and stock-based compensation-related withholding taxes on taxable share distributions totaling $9.1 million (0.3 million shares at an average price of $30.37 per share). These cash outflows were partly offset by net advances from our equity method and proportionately consolidated ventures of $11.8 million (see Note 7 to our Financial Statements for further discussion) and cash proceeds from the issuance of shares associated with our stock plans of $7.2 million.
Effect of Exchange Rate Changes on Cash and Cash Equivalents—During the first six months of 2017, our cash and cash equivalents balance increased by $57.0 million due to the impact of changes in functional currency exchange rates against the U.S. Dollar for non-U.S. Dollar cash balances, primarily for net changes in the Australian Dollar, British Pound, and Euro exchange rates. The net unrealized gain on our cash and cash equivalents resulting from these exchange rate movements is reflected in the cumulative translation adjustment component of OCI. Our cash and cash equivalents held in non-U.S. Dollar currencies are used primarily for project-related and other operating expenditures in those currencies, and therefore, our exposure to realized exchange gains and losses is not anticipated to be material.
Credit Facilities and Debt
General—Our primary internal source of liquidity is cash flow generated from operations and capacity under our revolving credit and other facilities discussed below. Such facilities are used to fund operating, investing and financing activities, and provide necessary letters of credit. Letters of credit are generally issued to customers in the ordinary course of business to support advance payments and performance guarantees, in lieu of retention on our contracts, or in certain cases, are issued in support of our insurance programs.
Committed Facilities—We have a five-year, $1.15 billion committed revolving credit facility (the “Revolving Facility”) with Bank of America N.A. (“BofA”), as administrative agent, and BNP Paribas Securities Corp., BBVA Compass, Credit Agricole Corporate and Investment Bank (“Credit Agricole”) and TD Securities, each as syndication agents, which expires in October 2018. The Revolving Facility had a $230.0 million financial letter of credit sublimit at June 30, 2017. However, as a result of the amendments described below, effective August 9, 2017, the financial letter of credit sublimit was replaced with a $100.0 million total letter of credit sublimit. At June 30, 2017, we had $204.0 million and $67.2 million of outstanding borrowings and letters of credit (none of which were financial letters of credit) under the facility, respectively, providing $878.8 million of available capacity, of which $32.8 million was available for letters of credit based on our new total letter of credit sublimit.
We also have a five-year, $800.0 million committed revolving credit facility (the “Second Revolving Facility”) with BofA, as administrative agent, and BNP Paribas Securities Corp., BBVA Compass, Credit Agricole and Bank of Tokyo Mitsubishi UFJ, each as syndication agents, which expires in July 2020. The Second Revolving Facility supplements our Revolving Facility, and had a $50.0 million financial letter of credit sublimit at June 30, 2017. However, as a result of the amendments described below, effective August 9, 2017, the financial letter of credit sublimit was replaced with a $100.0 million total letter of credit sublimit. At June 30, 2017, we had $170.0 million and $72.4 million of outstanding borrowings and letters of credit (including $2.8 million of financial letters of credit) under the facility, respectively, providing $557.6 million of available capacity, of which $27.6 million was available for letters of credit based on our new total letter of credit sublimit.
During the first six months of 2017, maximum outstanding borrowings under our Revolving Facility and Second Revolving Facility (together, “Committed Facilities”) were approximately $1.7 billion. We are assessed quarterly commitment fees on the unutilized portion of the facilities as well as letter of credit fees on outstanding letters of credit. Through the date of the amendments described below, the interest, commitment fee, and letter of credit fee percentages were based on our quarterly leverage ratio and interest on borrowings under the facilities was assessed at either prime plus an applicable floating margin (4.25% and 1.50%, respectively at June 30, 2017), or LIBOR plus an applicable floating margin (1.23% and 2.50%, respectively at June 30, 2017). However, as a result of the amendments, effective August 9, 2017, interest on borrowings under the amended facilities will be assessed at either prime plus 4.00% or LIBOR plus 5.00%. In addition, our fees for financial and performance letters of credit will be 5.00% and 3.50%, respectively. During the first six months of 2017, our weighted average interest rate on borrowings under the Revolving Facility and Second Revolving Facility was approximately 3.3% and 4.9%, respectively, inclusive of the applicable floating margin. The Committed Facilities have financial and restrictive covenants described further below.
Uncommitted Facilities—We also have various short-term, uncommitted letter of credit facilities (the “Uncommitted Facilities”) across several geographic regions, under which we had $1.6 billion of outstanding letters of credit as of June 30, 2017.
Term Loans—On February 13, 2017, we paid the remaining $300.0 million of principal on our four-year, $1.0 billion unsecured term loan (the “Term Loan”) with BofA as administrative agent. Interest was based upon LIBOR plus an applicable floating margin for the period (0.98% and 2.25%, respectively). In conjunction with the repayment of the Term Loan, we also settled our associated interest rate swap that hedged against a portion of the Term Loan, which resulted in a weighted average interest rate of approximately 2.6% during the first quarter 2017.
At June 30, 2017, we had $481.3 million outstanding under a five-year, $500.0 million term loan (the “Second Term Loan”) with BofA as administrative agent. Interest and principal under the Second Term Loan is payable quarterly in arrears beginning in June 2017, and through the date of the amendments described below, bore interest at LIBOR plus an applicable floating margin (1.23% and 2.50%, respectively at June 30, 2017). However, as a result of the amendments, effective August 9, 2017, interest will be assessed at either prime plus 4.00% or LIBOR plus 5.00%. During the first six months of 2017, our weighted average interest rate on the Second Term Loan was approximately 3.1%, inclusive of the applicable floating margin. Future annual maturities for the Second Term Loan are $37.5 million, $75.0 million, $75.0 million and $293.8 million for 2017, 2018, 2019, and 2020, respectively. The Second Term Loan has financial and restrictive covenants described further below.
Senior Notes—We have a series of senior notes totaling $800.0 million in aggregate principal amount outstanding as of June 30, 2017 (the “Senior Notes”). The Senior Notes include Series A through D and contained the following terms at June 30, 2017:

•	Series A—Interest due semi-annually at a fixed rate of 4.65%, with principal of $150.0 million due in December 2017

•	Series B—Interest due semi-annually at a fixed rate of 5.07%, with principal of $225.0 million due in December 2019

•	Series C—Interest due semi-annually at a fixed rate of 5.65%, with principal of $275.0 million due in December 2022

•	Series D—Interest due semi-annually at a fixed rate of 5.80%, with principal of $150.0 million due in December 2024
On July 28, 2017, we utilized $211.8 million of the proceeds from the sale of the Capital Services Operations to repay a portion of each series of senior notes in the following amounts: (Series A - $44.6 million, Series B - $58.2 million, Series C - $78.5 million and Series D - $30.5 million). The repayment dates for the remaining principal amounts remained the same.

We also have senior notes totaling $200.0 million in aggregate principal amount outstanding as of June 30, 2017 (the “Second Senior Notes”) with BofA as administrative agent. At June 30, 2017, interest was due semi-annually at a fixed rate of 5.03%, with principal of $200.0 million due in July 2025. On July 28, 2017, we utilized $57.1 million of the proceeds from the sale of the Capital Services Operations to repay a portion of the Second Senior Notes. The repayment date for the remaining principal amount remained the same.
The Senior Notes and Second Senior Notes (together, the “Notes”) have financial and restrictive covenants described further below. Further, as a result of the amendments described below, our fixed interest rate on the amended Notes was increased by an incremental 2.50% over the rates in effect immediately prior to such amendments. The amended Notes also include provisions relating to our credit profile, which if not maintained will result in an incremental annual cost of up to 1.50% of the outstanding balance under the Notes. Further, the Notes include provisions relating to our leverage, which if not maintained, could result in an incremental annual cost of up to 1.00% (or 0.50% depending on our leverage level) of the outstanding balance under the Notes, provided that the incremental annual cost related to our credit profile and leverage cannot exceed 2.00% per annum. Finally, the Notes are subject to a make-whole premium in connection with certain prepayment events.
Compliance and Other—On February 24, 2017, and effective for the period ended December 31, 2016, we amended our Revolving Facility, Second Revolving Facility, and Second Term Loan (collectively, “Bank Facilities”) and Notes (collectively, with Bank Facilities, “Senior Facilities”). The amendments:

•
Established a new maximum leverage ratio of 3.50 at December 31, 2016, decreasing to 3.00 at December 31, 2017, or 45 days subsequent to the closing of the sale of our Capital Services Operations (the “Closing Date”), if earlier.

•
Established a new minimum net worth of $1.2 billion, maintained our required fixed charge coverage ratio at 1.75, and reduced our Revolving Facility from $1.35 billion to $1.15 billion at the Closing Date.

•
Included other financial and restrictive covenants, including restrictions regarding subsidiary indebtedness, sales of assets, liens, investments, type of business conducted, and mergers and acquisitions, and restrictions on dividend payments and share repurchases, among other restrictions.

On May 8, 2017, and effective for the period ended March 31, 2017, we further amended our Senior Facilities. The amendments:

•
Required us to secure the Senior Facilities through the pledge of cash, accounts receivable, inventory, fixed assets, and stock of subsidiaries, which was in the process of being completed as of June 30, 2017.

•
Required us to repay portions of the Senior Facilities with all of the net proceeds from the sale of our Capital Services Operations, the issuance of any unsecured debt that is subordinate (“Subordinated Debt”) to the Senior Facilities, the issuance of any equity securities, or the sale of any assets.

•
Established new maximum leverage ratios for borrowings under the Senior Facilities as follows: 4.00 at March 31, 2017; 4.50 at June 30, 2017 and September 30, 2017; 3.00 at December 31, 2017 and March 31, 2018; and 2.50 at June 30, 2018.

•
Established total maximum leverage ratios (in addition to those established for the Senior Facilities) for all borrowings among the Senior Facilities and any Subordinated Debt as follows: 5.25 at June 30, 2017; 6.00 at September 30, 2017; 4.00 at December 31, 2017 and March 31, 2018; 3.25 at June 30, 2018; and 3.00 at September 30, 2018.

•	Prohibited mergers and acquisitions, open-market share repurchases, and increases to dividends until our leverage ratio is below 3.00 for two consecutive quarters.
As a result of the project impacts in the second quarter 2017 (discussed within “Results of Operations”), as of June 30, 2017, we would not have been in compliance with the previously amended financial covenants for our Senior Facilities, without certain waivers and amendments. Accordingly, effective August 9, 2017 (the “Effective Date”), and effective for the period ended June 30, 2017, we are further amending our Senior Facilities. The amendments, which are subject to final documentation, waive our noncompliance with our existing covenants as of June 30, 2017 and certain other defaults and events of default. In addition, the amendments:

•	Eliminate our Minimum Net Worth covenant required by our previous amendments.

•
Require minimum levels of trailing 12-month earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined by the amendments, as follows: $500.0 million at September 30, 2017; $550.0 million at December 31, 2017; $500.0 million at March 31, 2018; $450.0 million at June 30, 2018 and September 30, 2018; and $425.0 million at December 31, 2018 and thereafter (“Minimum EBITDA”). Trailing 12-month EBITDA for purposes of determining compliance with the Minimum EBITDA covenant will be adjusted to exclude: an agreed amount attributable to any restructuring or integration charges during the third and fourth quarters of 2017; an agreed amount attributable to previous charges on certain projects which occurred during the first and second quarters of 2017; and an agreed amount for potential future charges for the same projects if they were to be incurred during the third and fourth quarters of 2017 (collectively, the “EBITDA Addbacks”).

•
Provide for the replacement of our previous maximum leverage ratio and minimum fixed charge ratio with a new maximum leverage ratio of 1.75 (“Maximum Leverage Ratio”) and new minimum fixed charge coverage ratio of 2.25 (“Minimum Fixed Charge Coverage Ratio), which are temporarily suspended and will resume as of March 31, 2018. Trailing 12-month EBITDA for purposes of determining compliance with the Maximum Leverage Ratio and consolidated net income for purposes of determining compliance with the Minimum Fixed Charge Coverage Ratio will be adjusted for the EBITDA Addbacks.

•
Require us to execute on our plan to market and sell our Technology Operations by December 27, 2017 (the “Technology Sale”), with an extension of up to 60 days at the discretion of the holders of a majority of the outstanding Notes and at the discretion of the administrative agents of the Bank Facilities.

•
Require us to maintain a minimum aggregate availability under our Revolving Facility and Second Revolving Facility, including borrowings and letters of credit, of $150.0 million at all times from the Effective Date through the date of the Technology Sale, and $250.0 million thereafter (“Minimum Availability”). Our amendments require the net cash proceeds from the Technology Sale be used to repay our Senior Facilities (“Mandatory Repayment Amount”). Further, our aggregate capacity under the Revolving Facility and Second Revolving Facility will be reduced by seventy percent (70%) of the portion of the Mandatory Repayment Amount allocable to the Revolving Facility and Second Revolving Facility, upon closing the Technology Sale and certain other mandatory prepayment events.

•
Limit the amount of certain of our funded indebtedness to $3.0 billion prior to the Technology Sale and $2.9 billion thereafter, in each case, subject to reduction pursuant to scheduled repayments and mandatory prepayments thereof (but, with respect to the Revolving Facility and Second Revolving Facility, only to the extent the commitments have been reduced by such prepayments) made by us after the Effective Date.

•	Prohibit mergers and acquisitions, open-market share repurchases and dividend payments and certain inter-company transactions.

•	Replace the previous financial letter of credit sublimits for our Revolving Facility and Second Revolving Facility with a $100.0 million letter of credit sublimit for each, as described further above.

•	Adjust the interest rates on our Senior Facilities, as described further above.
As discussed above, our amended covenants require, among other things, the completion of our plan to sell the Technology Operations. Further, we are required to comply with various new restrictive and financial covenants, including the Minimum EBITDA and Minimum Availability covenants. Although we received temporary suspension of our Maximum Leverage Ratio and Minimum Fixed Charge Coverage Ratio, these covenants will resume effective March 31, 2018. Based on our forecasted EBITDA and cash flows, we project that future compliance with certain covenants subsequent to December 31, 2017 will require the completion of the Technology Sale and associated net proceeds consistent with our expectations. Accordingly, debt of approximately $1.2 billion, which by its terms is due beyond one year and would otherwise be shown as long-term, has been classified as current, as certain factors regarding our compliance with such covenants is beyond our control.
It is our intention to execute the actions necessary to enable us to maintain compliance with the financial and other covenants described above. We have initiated the steps necessary to market and sell our Technology Operations and believe it is probable we will complete the sale within the time frame required by the terms of our amendments.
We believe we will accomplish our plans to maintain compliance with our financial and other covenants, and believe our cash on hand, proceeds from divestitures, cash flow from operations, and amounts available under our Committed Facilities and Uncommitted Facilities will be sufficient to finance our capital expenditures, settle our commitments and contingencies (as more fully described in Note 11 to our Financial Statements) and address our working capital needs for the foreseeable future. However, there can be no assurance that we will be successful. Our ability to generate cash flows from operations, access funding under our Committed and Uncommitted Facilities at reasonable terms, and comply with our financial and other covenants may be impacted by a variety of business, economic, legislative, financial and other factors which may be outside of our control, including, but not limited to: our ability to access appropriate capital markets and complete asset dispositions, delay or cancellation of projects; decreased profitability on our projects; decreased cash flows on our projects due to the timing of receipts and required payments of liabilities and funding of our loss projects; the timing of approval or settlement of unapproved change orders and claims; changes in foreign currency exchange or interest rates; performance of pension plan assets; or changes in actuarial assumptions. Further, we could be impacted if our customers experience a material change in their ability to pay us or if the banks associated with our lending facilities were to cease or reduce operations, or if there is a full or partial break-up of the EU or its currency, the Euro. In addition, there can be no assurances that we will sell our Technology

Operations for net proceeds consistent with our expectations, or that the administrative agents for our Bank Facilities and holders of a majority of the outstanding Notes will grant us any necessary extension to complete the Technology Sale, or provide us with any necessary waivers or amendments if we were unable to maintain compliance with our financial or other covenants. If we are unable to remain in compliance, and such covenants are not further waived or amended, it could result in our debt becoming immediately due.
In addition, although we had approximately $1.6 billion of outstanding letters of credit under our Uncommitted Facilities at June 30, 2017, these facilities are all unsecured. There can be no assurance that these outstanding letters of credit will be renewed on their scheduled annual renewal dates or that new letters of credit can be sourced from our Uncommitted Facilities. In addition, there can be no assurance that we will have sufficient capacity under our Senior Facilities for replacement of such letters of credit or new letters of credit, if required.
Other
In addition to providing letters of credit, we also issue surety bonds in the ordinary course of business to support our contract performance. At June 30, 2017, we had $358.7 million of outstanding surety bonds in support of our projects. In addition, we had $473.2 million of surety bonds maintained on behalf of our former Capital Services Operations, for which we have received an indemnity from CSVC. We also continue to maintain guarantees on behalf of our former Capital Services Operations in support of approximately $166.0 million of backlog, for which we have also received an indemnity.
Although we currently have uncommitted bonding facilities, a termination or reduction of these bonding facilities could result in the utilization of letters of credit in lieu of performance bonds, thereby reducing the available capacity under the Committed Facilities. Although we do not anticipate a reduction or termination of our bonding facilities, there can be no assurance that such facilities will continue to be available at reasonable terms to meet our ordinary course requirements.
A portion of our pension plans’ assets are invested in EU government securities, which could be impacted by economic turmoil in Europe or a full or partial break-up of the EU or its currency, the Euro. However, given the long-term nature of pension funding requirements, in the event any of our pension plans (including those with investments in EU government securities) become materially underfunded from a decline in value of our plan assets, we believe our cash on hand, proceeds from divestitures, and amounts available under our existing Committed Facilities and Uncommitted Facilities would be sufficient to fund any increases in future contribution requirements.
We are a defendant in a number of lawsuits arising in the normal course of business and we have in place insurance coverage that we believe is appropriate for the type of work that we perform. As a matter of practice, we review our litigation accrual quarterly and as further information is known on pending cases, increases or decreases, as appropriate, may be recorded. See Note 11 to our Financial Statements for a discussion of pending litigation.
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
Revenue Recognition
Our revenue is primarily derived from long-term contracts and is generally recognized using the POC method, primarily based on the percentage that actual costs-to-date bear to total estimated costs to complete each contract. We follow the guidance of FASB ASC Revenue Recognition Topic 605-35 for accounting policies relating to our use of the POC method, estimating costs, and revenue recognition, including the recognition of incentive fees, unapproved change orders and claims, and combining and segmenting contracts. We primarily utilize the cost-to-cost approach to estimate POC as we believe this method is less subjective than relying on assessments of physical progress. Under the cost-to-cost approach, the use of estimated costs to complete each contract is a significant variable in the process of determining recognized revenue and is a significant factor in the accounting for contracts. Significant estimates that impact the cost to complete each contract are costs of engineering, materials, components, equipment, labor and subcontracts; labor productivity; schedule durations, including subcontractor or supplier progress; liquidated damages; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts in progress. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates. See Note 14 to our Financial Statements for discussion of projects with significant changes in estimated margins during the second quarter and year-to-date 2017 and 2016 periods.
Our long-term contracts are awarded on a competitively bid and negotiated basis and the timing of revenue recognition may be impacted by the terms of such contracts. We use a range of contracting options, including cost-reimbursable, fixed-price and hybrid, which has both cost-reimbursable and fixed-price characteristics. Fixed-price contracts, and hybrid contracts with a more significant fixed-price component, tend to provide us with greater control over project schedule and the timing of when work is performed and costs are incurred, and accordingly, when revenue is recognized. Cost-reimbursable contracts, and hybrid contracts with a more significant cost-reimbursable component, generally provide our customers with greater influence over the timing of when we perform our work, and accordingly, such contracts often result in less predictability with respect to the timing of revenue recognition. Contract revenue for our long-term contracts recognized under the POC method reflects the original contract price adjusted for approved change orders and estimated recoveries for incentive fees, unapproved change orders and claims, and liquidated damages. We recognize revenue associated with incentive fees when the value can be reliably estimated and recovery is probable. We recognize revenue associated with unapproved change orders and claims to the extent the related costs have been incurred, the value can be reliably estimated and recovery is probable. Our recorded incentive fees, unapproved change orders and claims reflect our best estimate of recovery amounts; however, the ultimate resolution and amounts received could differ from these estimates. Liquidated damages are reflected as a reduction to contract price to the extent they are deemed probable. See Note 14 to our Financial Statements for additional discussion of our recorded unapproved change orders, claims and incentives.
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
Goodwill
Goodwill Summary and Reporting Units—At June 30, 2017, our goodwill balance was $2.8 billion. Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually at a reporting unit level, absent any indicators of impairment or when other actions require an impairment assessment (such as a change in reporting units). We perform our annual impairment assessment during the fourth quarter of each year based upon balances as of October 1. At December 31, 2016, we had the following three operating groups and reporting units:

•	Engineering & Construction—Our Engineering & Construction operating group represented a reporting unit.

•	Fabrication Services—Our Fabrication Services operating group represented a reporting unit.

•	Technology—Our Technology operating group represented a reporting unit.
Impairment Assessment—During the fourth quarter 2016, we performed a quantitative assessment of goodwill for each of the aforementioned reporting units. Based upon these quantitative assessments, the fair value of each of these reporting units substantially exceeded their respective net book values, and accordingly, no impairment charge was necessary as a result of our annual impairment assessment. During the second quarter 2017, we experienced a decline in our market capitalization and incurred charges on certain projects within our Engineering & Construction reporting unit that resulted in a net loss for the second quarter and year-to-date 2017 periods. We believe these events and circumstances were indicators that goodwill of our Engineering & Construction reporting unit was potentially impaired. Accordingly, we performed a quantitative assessment of goodwill for our Engineering & Construction reporting unit as of June 30, 2017. Based on this quantitative assessment, the fair value of the Engineering & Construction reporting unit continued to substantially exceed its net book value, and accordingly, no impairment charge was necessary as a result of our interim impairment assessment. If we were to experience an additional decline in our market capitalization, or a prolonged market capitalization at our current levels, it could indicate that the goodwill of our reporting units is impaired, and require additional interim quantitative impairment assessments. If, based on future assessments our goodwill is deemed to be impaired, the impairment would result in a charge to earnings in the period of impairment. There can be no assurance that future goodwill impairment tests will not result in charges to earnings.
Determination of Reporting Unit Fair Values—To determine the fair value of our reporting units and test for impairment, we utilized an income approach (discounted cash flow method) as we believe this is the most direct approach to incorporate the specific economic attributes and risk profiles of our reporting units into our valuation model. This is consistent with the methodology used to determine the fair value of our reporting units in previous years. We generally do not utilize a market approach given the lack of relevant information generated by market transactions involving comparable businesses. However, to the extent market indicators of fair value become available, we consider such market indicators in our discounted cash flow analysis and determination of fair value. The discounted cash flow methodology is based, to a large extent, on assumptions about future events, which may or may not occur as anticipated, and such deviations could have a significant impact on the calculated estimated fair values of our reporting units. These assumptions include, but are not limited to, estimates of discount rates, future growth rates, and terminal values for each reporting unit. The discounted cash flow analysis for our fourth quarter 2016 annual assessment included forecasted cash flows for the fourth quarter 2016 and a seven-year forecast period thereafter (2017 through 2023), with our 2017 business plan used as the basis for our 2017 projections. The discounted cash flow analysis for our second quarter 2017 interim assessment included forecasted cash flows for the third and fourth quarters of 2017 and a seven-year forecast period thereafter (2018 through 2024). These forecasted cash flows took into consideration historical and recent results, the reporting unit’s backlog and near term prospects, and management’s outlook for the future. A terminal value was also calculated using a terminal value growth assumption to derive the annual cash flows after the discrete forecast period. A reporting unit specific discount rate was applied to the forecasted cash flows and terminal cash flows to determine the discounted future cash flows, or fair value, of each reporting unit.
See Note 6 to our Financial Statements for additional discussion of our goodwill.
Other Long-Lived Assets
We amortize our finite-lived intangible assets on a straight-line basis with lives ranging from 6 to 20 years, absent any indicators of impairment. We review tangible assets and finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, the estimated future cash flow associated with the asset or asset group will be compared to their respective carrying amounts to determine if an impairment exists. During the first six months of 2017, we noted no indicators of impairment. See Note 6 to our Financial Statements for additional discussion of our intangible assets.
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

FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q, including all documents incorporated by reference, contains forward-looking statements regarding CB&I and represents our expectations and beliefs concerning future events. These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995 as set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. The forward-looking statements included herein or incorporated herein by reference include or may include, but are not limited to, (and you should read carefully) any statements that are predictive in nature, depend upon or refer to future events or conditions, or use or contain words, terms, phrases, or expressions such as “achieve,” “forecast,” “plan,” “propose,” “strategy,” “envision,” “hope,” “will,” “continue,” “potential,” “expect,” “believe,” “anticipate,” “project,” “estimate,” “predict,” “intend,” “should,” “could,” “may,” “might,” or similar words, terms, phrases, or expressions or the negative of any of these terms. Any statements in this prospectus that are not based on historical fact are forward-looking statements and represent our best judgment as to what may occur in the future. These forward-looking statements include, but are not limited to, statements that relate to, or statements that are subject to risks, contingencies or uncertainties that relate to:

•	new awards and backlog and future business opportunities;

•
future levels of demand, including expectations regarding: planned investments across the natural gas value chain, including LNG and petrochemicals; continued investments in projects based on U.S. shale gas; global investments in power and petrochemical facilities are expected to continue; and investments in various types of facilities that require storage structures and pre-fabricated pipe;

•	the execution of activities on and completion of specific projects, including timing to complete, future productivity and cost to complete;

•	estimates of percentage of completion and contract profits or losses;

•	estimates regarding liquidated damages;

•	expectations regarding the sale of our Technology operating group;

•	expectations regarding the future compliance with our financial and other covenants in the agreements governing our primary financing arrangements;

•	expectations regarding access to sources of liquidity and capital resources, including access to bonding facilities;

•	future levels of capital expenditures;

•	anticipated tax rates;

•	expectations regarding exchange gains and losses;

•	expectations regarding defined benefit pension and other postretirement plan contributions and investment performance;

•	the potential effects of judicial or other proceedings on our business, financial condition, results of operations and cash flows; and

•	the anticipated effects of actions of third parties such as competitors, or regulatory authorities, or plaintiffs in litigation.
Forward-looking statements involve known and unknown risks and uncertainties. In addition to the material risks listed under “Item 1A. Risk Factors,” as set forth in our Form 10-K filed with the SEC for the year ended December 31, 2016 that may cause business conditions or our actual results, performance or achievements to be materially different from those expressed or implied by any forward-looking statements, the following are some, but not all, of the factors that might cause business conditions or our actual results, performance or achievements to be materially different from those expressed or implied by any forward-looking statements or contribute to such differences:

•	our ability to realize cost savings from our expected performance of contracts, whether as a result of improper estimates, performance, or otherwise;

•	uncertain timing and funding of new contract awards, as well as project cancellations;

•	our ability to fully realize the revenue value reported in our backlog;

•
cost overruns on fixed price or similar contracts or failure to receive timely or proper payments on cost reimbursable contracts, whether as a result of improper estimates, performance, disputes or otherwise;

•	risks associated with labor productivity;

•	risks associated with government contracts that may be subject to modification or termination;

•	risks associated with percentage-of-completion accounting; our ability to settle or negotiate unapproved change orders and claims;

•	changes in the costs or availability of, or delivery schedule for, equipment, components, materials, labor or subcontractors;

•
adverse impacts from weather affecting our performance and timeliness of completion, which could lead to increased costs and affect the quality, costs or availability of, or delivery schedule for, equipment, components, materials, labor or subcontractors;

•	operating risks, which could lead to increased costs and affect the quality, costs or availability of, or delivery schedule for, equipment, components, materials, labor or subcontractors;

•	increased competition;

•	fluctuating revenue resulting from a number of factors, including a decline in energy prices and the cyclical nature of the individual markets in which our customers operate;

•	delayed or lower than expected activity in the energy and natural resources industries, demand from which is the largest component of our revenue;

•	lower than expected growth in our primary end markets, including but not limited to LNG and energy processes;

•	risks associated with non-compliance with covenants in our financing arrangements;

•	risks inherent in acquisitions and our ability to complete or obtain financing for acquisitions;

•	our ability to integrate and successfully operate and manage acquired businesses and the risks associated with those businesses;

•	the non-competitiveness or unavailability of, or lack of demand or loss of legal protection for, our intellectual property assets or rights;

•	failure to keep pace with technological changes or innovation;

•	failure of our patents or licensed technologies to perform as expected or to remain competitive, current, in demand, profitable or enforceable;

•
adverse outcomes of pending claims or litigation or the possibility of new claims or litigation, and the potential effect of such claims or litigation on our business, financial position, results of operations and cash flow;

•
lack of necessary liquidity to provide bid, performance, advance payment and retention bonds, guarantees, or letters of credit securing our obligations under our bids and contracts or to finance expenditures prior to the receipt of payment for the performance of contracts;

•
proposed and actual revisions to U.S. and non-U.S. tax laws, and interpretation of said laws, Dutch tax treaties with foreign countries and U.S. tax treaties with non-U.S. countries (including, but not limited to, The Netherlands), which would seek to increase income taxes payable;

•	political and economic conditions including, but not limited to, war, conflict or civil or economic unrest in countries in which we operate;

•
compliance with applicable laws and regulations in any one or more of the countries in which we operate including, but not limited to, the U.S. Foreign Corrupt Practices Act and those concerning the environment, export controls, anti-money laundering and trade sanction programs;

•	foreign currency risk and our inability to properly manage or hedge currency or similar risks; and

•	a downturn, disruption, or stagnation in the economy in general.
Although we believe the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future performance or results. You should not unduly rely on any one forward-looking statement or these forward-looking statements in general. Each forward-looking statement is made and applies only as of the date of the particular statement, and we are not obligated to update, withdraw, or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should consider these risks when reading any forward-looking statements. All forward-looking statements attributed or attributable to us or to persons acting on our behalf are expressly qualified in their entirety by this section entitled “Information Regarding Forward-Looking Statements.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk—We are exposed to market risk associated with changes in foreign currency exchange rates, which may adversely affect our results of operations, financial condition and cash flows.
One form of exposure to fluctuating exchange rates relates to the effects of translating financial statements of entities with functional currencies other than the U.S. Dollar into our reporting currency. With respect to the translation of our balance sheet, net movements in the Australian Dollar, British Pound, and Euro exchange rates against the U.S. Dollar favorably impacted the cumulative translation adjustment component of AOCI by approximately $56.0 million, net of tax, and our cash balance was favorably impacted by approximately $57.0 million. We generally do not hedge our exposure to potential foreign currency translation adjustments.
Another form of exposure to fluctuating exchange rates relates to the effects of transacting in currencies other than those of our entity’s functional currencies. We do not engage in currency speculation; however, we utilize foreign currency exchange rate derivatives on an ongoing basis to hedge against certain foreign currency related operating exposures. We generally seek hedge accounting treatment for contracts used to hedge operating exposures and designate them as cash flow hedges. Therefore, gains and losses, exclusive of credit risk and forward points (which represent the time value component of the fair value of our derivative positions), are included in AOCI until the associated underlying operating exposure impacts our earnings. Changes in the fair value of (1) credit risk and forward points, (2) instruments deemed ineffective during the period, and (3) instruments that we do not designate as cash flow hedges, are recognized within cost of revenue and were not material during the first six months of 2017.
At June 30, 2017, the notional value of our outstanding forward contracts to hedge certain foreign currency exchange-related operating exposures was $139.6 million, including net foreign currency exchange rate exposure associated with the purchase of U.S. Dollars ($95.1 million), Thai Baht ($12.2 million), Japanese Yen ($9.8 million), Kuwaiti Dinars ($3.5 million), and the sale of Euros ($19.0 million). The total fair value of these contracts was a net asset of approximately $3.9 million at June 30, 2017. The potential change in fair value for our outstanding contracts resulting from a hypothetical ten percent change in quoted foreign currency exchange rates would have been approximately $8.8 million and $6.3 million at June 30, 2017 and December 31, 2016, respectively. This potential change in fair value of our outstanding contracts would be offset by the change in fair value of the associated underlying operating exposures.
Other—The carrying values of our cash and cash equivalents (primarily consisting of bank deposits), accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. At June 30, 2017, the fair value of our Second Term Loan, based upon the current market rates for debt with similar credit risk and maturities, approximated its carrying value as interest is based upon LIBOR plus an applicable floating margin. At June 30, 2017, the fair values of our Senior Notes and Second Senior Notes, based upon the current market rates for debt with similar credit risk and maturities, approximated the carrying values due to their classification as current on our Balance Sheet. At December 31, 2016, our Senior Notes and Second Senior Notes had a total fair value of approximately $785.7 million and $206.4 million, respectively, based on current market rates for debt with similar credit risk and maturities and were categorized within level 2 of the valuation hierarchy. See Note 9 to our Financial Statements for additional discussion of our financial instruments.
Item 4. Controls and Procedures
Disclosure Controls and Procedures—For the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon such evaluation, the CEO and CFO have concluded that, as of the end of such period, the design and operation of our disclosure controls and procedures are effective.
Changes in Internal Control—There were no changes in our internal controls over financial reporting that occurred during the second quarter 2017, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding ongoing litigation and other proceedings, see Note 11 to our Financial Statements in Part I of this report, which we incorporate by reference into this Item.
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business.  A discussion of material risks and uncertainties relating to CB&I may be found under Item 1A-“Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 1, 2017 (the “Form 10-K Risk Factors”).  The following discussion supplements the Form 10-K Risk Factors.
Failure to comply with covenants in our Senior Facilities, which has previously required a series of waivers and amendments from our lenders or noteholders, could adversely affect our ability to borrow funds, issue letters of credit, result in the acceleration of our outstanding indebtedness, require us to cash collateralize outstanding letters of credit and otherwise adversely affect us.
Our Senior Facilities contain several financial covenants, with which we must comply.  Our recent operating and financial performance would have resulted in our being unable to satisfy certain of these covenants absent amendments and waivers from our lenders and debt holders.  We are entering into amendments to the Senior Facilities effective as of August 9, 2017 (subject to final documentation), which, among other things, will require us to comply with a new Minimum EBITDA covenant and a new Minimum Availability covenant and execute on our plans to take certain actions, including the suspension of quarterly dividends and the completion of the sale of our Technology Operations to a third party by December 27, 2017, subject to extension in certain events, and the repayment of outstanding indebtedness with proceeds from the sale.  As of June 30, 2017, our outstanding indebtedness was approximately $1.8 billion.  As certain factors regarding our compliance with our financial and other covenants contained in the Senior Facilities is beyond our control, approximately $1.2 billion of such debt, which by its terms is due beyond one year and would otherwise be reflected as long-term, has been classified as current. See the discussion above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” within Item 2 of Part I.
There is a risk that we may not be able to satisfy the financial and other covenants under our Senior Facilities, as amended, without further negotiated amendments or waivers.  Our ability to comply with our financial and other covenants may be impacted by a variety of business, economic, legislative, financial and other factors which may be outside of our control, including those discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” within Item 2 of Part I. We can provide no assurance that any such further amendments or waivers would be obtained.  Further, our business and operations require us to spend large amounts of working capital for operating costs.  These working capital demands are sometimes made on short notice and sometimes without assurance of recovery of the expenditures. We have often satisfied these working capital and cash needs in the past by drawing on our revolving facilities.  If, in the future, we are unable to access those revolving credit facilities, it could compromise our ability to perform our work and could result in liquidity and contractual issues that could be material.
In the event that we are unable to satisfy our financial and other covenants under our Senior Facilities, as amended, and are unable to obtain any necessary amendments or waivers to avoid an event of default under any of the Senior Facilities, all of our outstanding indebtedness could be accelerated and our outstanding letters of credit could be required to be cash collateralized by us.  In those circumstances we may be unable to repay or refinance our outstanding indebtedness and replace or backstop the requirements with respect to our outstanding letters of credit.
We regularly use letters of credit and surety bonds in the ordinary course of our business.  To the extent that draws are made on letters of credit or advances are made under surety bonds, we may not be able to satisfy our repayment obligations.
In the ordinary course of our business, we obtain surety bonds and letters of credit, which we provide to our customers to secure advance payment or our performance under our contracts, or in lieu of retention being withheld on our contracts.  If a bank must advance a payment pursuant to a draw on a letter of credit due to our non-performance under a contract, such advance payment would constitute a borrowing under a credit facility and thus our direct obligation. Similarly, where a surety incurs such a loss, an indemnity agreement between the parties and us may require payment from our excess cash or a borrowing under our credit facilities.  To the extent that draws are made on letters of credit or advances are made under surety bonds, we may not be able to satisfy our repayment obligations.  If this were to occur and we were unable to negotiate an acceptable resolution with the various parties involved, we could  be in default under our Senior Facilities which, if uncured, could have one or more of the effects described in the discussion above.
In addition, a number of our letters of credits have one-year terms.  The issuing banks generally have no obligation to renew these letters of credit and, to the extent that particular letters of credit are not renewed, we will be required to find alternative letter of credit providers.  If we are unable to do so or do so on acceptable terms, we may be in breach of the underlying contracts with customers, and those customers may be entitled to terminate such contracts and claim related damages.  Depending on the materiality of the contracts involved, these circumstances could have a material adverse effect on our business, liquidity and financial condition.
The potential sale of our Technology Operations is subject to significant uncertainty and, if such sale does occur, it may not be consummated as quickly or on the terms that we currently anticipate.
On August 9, 2017, in conjunction with the amendments to our Senior Facilities, we announced that we are pursuing the potential sale of our Technology Operations to a third party.  We intend to use the net proceeds of such sale to repay outstanding indebtedness.  The potential sale of this business is subject to a number of factors and conditions outside of our control, and there can be no guarantee that the sale will be completed, or if completed, that the sale will generate the net cash proceeds required for us to remain in compliance with our financial and other covenants.   In addition, our announcement that we are pursuing the sale of our Technology Operations could disrupt its business and its relations with its employees, suppliers and customers, any or all of which could negatively impact its value.  Even if we are able to complete the Technology Sale, we may not be able to do so as quickly or on the terms that we currently anticipate which could result in an event of default under our Senior Facilities, as discussed above, and could otherwise have a material adverse effect on our business, liquidity and financial condition.
Our execution of fixed-price contracts has had, and may in the future continue to have, a negative impact on our operating results.
A significant portion of our contracts are at fixed prices. As a result, we bear the risk of cost overruns.  If we fail to price our contracts adequately, fail to estimate effectively the cost to complete fixed-price contracts or failure to execute such contracts at the cost estimates, or if we experience significant cost overruns, then our business, financial condition and liquidity could be materially and adversely affected.
Item 6. Exhibits
(a) Exhibits

2.1 (1)
Amendment Agreement, dated as of June 18, 2017, to the Purchase Agreement dated as of February 27, 2017 (incorporated by reference to Exhibit 10.1 to CB&I’s Current Report on Form 8-K filed with the SEC on July 7, 2017 (File No. 1-12815))

2.2 (1)
Letter Amendment, dated as of June 30, 2017, to the Purchase Agreement dated as of February 27, 2017 (incorporated by reference to Exhibit 10.2 to CB&I’s Current Report on Form 8-K filed with the SEC on July 7, 2017 (File No. 1-12815), which filing omitted the schedules to the Letter Amendment pursuant to Item 601 (b) of Regulation S-K and noted that a copy of the omitted schedules will be furnished to the SEC supplementally upon request)

3 (1)
Amended Articles of Association of the Company (English translation) (incorporated by reference to Exhibit 3 to CB&I’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 8, 2005 (File No. 1-12815))

10.1 (2),(3)	Form of Restricted Stock Unit Award Letter pursuant to CB&I’s 2008 Long-Term Incentive Plan, as amended

10.2 (2),(3)	Form of Performance Share Award Letter pursuant to CB&I’s 2008 Long-Term Incentive Plan, as amended

10.3 (2),(3)	Amendment No. 2, dated as of June 22, 2017, to the Chicago Bridge & Iron Savings Plan

10.4 (2),(3)	Amendment No. 3, dated as of June 30, 2017, to the Chicago Bridge & Iron Savings Plan

10.5 (1)
Sixth Amendment and Waiver, dated as of May 8, 2017, to the Note Purchase and Guarantee Agreement dated as of December 27, 2012 (incorporated by reference to Exhibit 10.7 to CB&I’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 10, 2017 (File No. 1-12815))

10.6 (1)
Amendment No. 6 and Waiver, dated as of May 8, 2017, to the Credit Agreement, dated as of October 28, 2013 (incorporated by reference to Exhibit 10.8 to CB&I’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 10, 2017 (File No. 1-12815))

10.7 (1)
Amendment No. 3 and Waiver, dated as of May 8, 2017, to the Amended and Restated Revolving Credit Agreement, dated as of July 8, 2015 (incorporated by reference to Exhibit 10.9 to CB&I’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 10, 2017 (File No. 1-12815))

10.8 (1)
Amendment No. 3 and Waiver, dated as of May 8, 2017, to the Term Loan Agreement, dated as of July 8, 2015 (incorporated by reference to Exhibit 10.10 to CB&I’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 10, 2017 (File No. 1-12815))

10.9 (1)
Fourth Amendment and Waiver, dated as of May 8, 2017, to the Note Purchase and Guarantee Agreement dated as of July 22, 2015 (incorporated by reference to Exhibit 10.11 to CB&I’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 10, 2017 (File No. 1-12815))

10.10 (1)
Amendment No. 7, dated as of May 29, 2017, to the Credit Agreement, dated as of October 28, 2013 (incorporated by reference to Exhibit 10.1 to CB&I’s Current Report on Form 8-K filed with the SEC on June 2, 2017 (File No. 1-12815))

10.11 (1)
Amendment No. 4, dated as of May 29, 2017, to the Amended and Restated Revolving Credit Agreement, dated as of July 8, 2015 (incorporated by reference to Exhibit 10.2 to CB&I’s Current Report on Form 8-K filed with the SEC on June 2, 2017 (File No. 1-12815))

10.12 (1)
Amendment No. 4, dated as of May 29, 2017, to the Term Loan Agreement, dated as of July 8, 2015 (incorporated by reference to Exhibit 10.3 to CB&I’s Current Report on Form 8-K filed with the SEC on June 2, 2017 (File No. 1-12815))

10.13 (1)
Separation and Release Agreement dated as of June 27, 2017 between Chicago Bridge & Iron Company (Delaware) and Philip K. Asherman (incorporated by reference to Exhibit 10.1 to CB&I’s Current Report on Form 8-K filed with the SEC on July 3, 2017 (File No. 1-12815))

31.1 (3)	Certification of the Company’s Chief Executive Officer pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (3)	Certification of the Company’s Chief Financial Officer pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (3)	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 (3)	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS (3),(4)	XBRL Instance Document

101.SCH (3),(4)	XBRL Taxonomy Extension Schema Document

101.CAL (3),(4)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (3),(4)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (3),(4)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (3),(4)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the filing indicated

(2)	Management compensatory plan or arrangement

(3)	Filed herewith

(4)
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016, (iii) the Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, (v) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2017 and 2016, and (vi) the Notes to Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2017.

Chicago Bridge & Iron Company N.V.
By:	Chicago Bridge & Iron Company B.V.
Its:	Managing Director

By:	/s/ Michael S. Taff
Michael S. Taff
Managing Director
(Principal Financial Officer and Duly Authorized Officer)