Form 10-Q
period 2017-09-30
CHICAGO BRIDGE & IRON CO N V
filed 2017-10-31
CIK 1027884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
☐  Yes    ☒  No
The number of shares outstanding of the registrant’s common stock as of October 19, 2017 – 101,392,440

CHICAGO BRIDGE & IRON COMPANY N.V.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)
Revenue	$1,737,764	$2,137,877	$4,668,690	$6,200,713
Cost of revenue	1,655,002	1,920,894	4,919,206	5,591,393
Gross profit (loss)	82,762	216,983	(250,516)	609,320
Selling and administrative expense	51,458	62,913	173,594	190,207
Intangibles amortization	1,891	1,937	5,771	6,451
Equity earnings	(9,727)	(2,632)	(21,210)	(1,875)
Restructuring related costs	26,882	—	30,882	—
Other operating (income) expense, net	(53)	189	(415)	1,112
Operating income (loss) from continuing operations	12,311	154,576	(439,138)	413,425
Interest expense	(5,288)	(1,586)	(9,036)	(4,666)
Interest income	574	2,292	2,684	7,187
Income (loss) from continuing operations before taxes	7,597	155,282	(445,490)	415,946
Income tax (expense) benefit	(3,112)	(22,206)	177,347	(83,280)
Net income (loss) from continuing operations	4,485	133,076	(268,143)	332,666
Net income (loss) from discontinued operations	7,061	35,343	(90,916)	88,263
Net income (loss)	11,546	168,419	(359,059)	420,929
Less: Net income attributable to noncontrolling interests ($0, $930, $870 and $1,815 related to discontinued operations)	(1,507)	(46,659)	(31,666)	(68,405)
Net income (loss) attributable to CB&I	$10,039	$121,760	$(390,725)	$352,524
Net income (loss) attributable to CB&I per share (Basic):
Continuing operations	$0.03	$0.86	$(2.96)	$2.57
Discontinued operations	0.07	0.34	(0.91)	0.83
Total	$0.10	$1.20	$(3.87)	$3.40
Net income (loss) attributable to CB&I per share (Diluted):
Continuing operations	$0.03	$0.86	$(2.96)	$2.54
Discontinued operations	0.07	0.34	(0.91)	0.83
Total	$0.10	$1.20	$(3.87)	$3.37
Weighted average shares outstanding:
Basic	101,177	101,102	100,834	103,725
Diluted	101,736	101,863	100,834	104,555
Cash dividends on shares:
Amount	$—	$6,995	$14,109	$21,726
Per share	$—	$0.07	$0.14	$0.21
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)
Net income (loss)	$11,546	$168,419	$(359,059)	$420,929
Other comprehensive income (loss) from continuing operations, net of tax:
Change in cumulative translation adjustment	26,496	2,812	82,392	1,605
Change in unrealized fair value of cash flow hedges	(187)	155	623	1,198
Change in unrecognized prior service pension credits/costs	(39)	(79)	(64)	(234)
Change in unrecognized actuarial pension gains/losses	(4,012)	423	(11,303)	2,827
Other comprehensive income (loss) from discontinued operations, net of tax:
Change in cumulative translation adjustment	669	(553)	2,367	(315)
Change in unrecognized prior service pension credits/costs	2	(1)	7	(2)
Change in unrecognized actuarial pension gains/losses	(284)	4	(1,038)	16
Comprehensive income (loss)	34,191	171,180	(286,075)	426,024
Net income attributable to noncontrolling interests ($0, $930, $870 and $1,815 related to discontinued operations)	(1,507)	(46,659)	(31,666)	(68,405)
Change in cumulative translation adjustment attributable to noncontrolling interests	(811)	(750)	(2,432)	(1,294)
Comprehensive income (loss) attributable to CB&I	$31,873	$123,771	$(320,173)	$356,325
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Cash and cash equivalents ($166,287 and $328,387 related to variable interest entities ("VIEs"))	$341,869	$490,679
Accounts receivable, net ($80,634 and $53,159 related to VIEs)	599,167	401,872
Inventory	96,434	173,817
Costs and estimated earnings in excess of billings ($29,654 and $26,186 related to VIEs)	368,855	330,432
Current assets of discontinued operations	1,103,888	603,776
Other current assets ($259,245 and $426,515 related to VIEs)	410,088	541,176
Total current assets	2,920,301	2,541,752
Equity investments	66,164	35,541
Property and equipment, net	393,015	434,252
Goodwill	2,339,054	2,315,338
Other intangibles, net	74,365	80,136
Deferred income taxes	886,483	723,919
Non-current assets of discontinued operations	—	1,382,704
Other non-current assets ($75,313 and $5,484 related to VIEs)	397,631	325,778
Total assets	$7,077,013	$7,839,420
Liabilities
Revolving facility and other short-term borrowings	$896,856	$407,500
Current maturities of long-term debt, net	1,183,057	503,910
Accounts payable ($351,073 and $337,089 related to VIEs)	882,053	864,632
Billings in excess of costs and estimated earnings ($267,627 and $407,325 related to VIEs)	1,288,919	1,218,824
Current liabilities of discontinued operations	349,340	562,617
Other current liabilities	810,559	978,766
Total current liabilities	5,410,784	4,536,249
Long-term debt, net	—	1,287,923
Deferred income taxes	9,257	6,590
Non-current liabilities of discontinued operations	—	38,290
Other non-current liabilities	398,126	409,031
Total liabilities	5,818,167	6,278,083
Shareholders’ Equity
Common stock, Euro .01 par value; shares authorized: 250,000; shares issued: 108,857 and 108,857; shares outstanding: 101,239 and 100,113	1,288	1,288
Additional paid-in capital	755,820	782,130
Retained earnings	965,772	1,370,606
Treasury stock, at cost: 7,618 and 8,744 shares	(283,911)	(344,870)
Accumulated other comprehensive loss	(325,064)	(395,616)
Total CB&I shareholders’ equity	1,113,905	1,413,538
Noncontrolling interests ($0 and $6,874 related to discontinued operations)	144,941	147,799
Total shareholders’ equity	1,258,846	1,561,337
Total liabilities and shareholders’ equity	$7,077,013	$7,839,420
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2017	2016
	(Unaudited)
Cash Flows from Operating Activities
Net (loss) income	$(359,059)	$420,929
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	65,637	93,285
Amortization of debt issuance costs	22,787	4,000
Loss on net assets sold (net of cash paid for transaction costs of $13,075)	51,742	—
Deferred income taxes	(154,192)	87,161
Stock-based compensation expense	34,520	31,172
Other operating expense, net	745	1,075
Unrealized (gain) loss on foreign currency hedges	(886)	1,525
Excess tax benefits from stock-based compensation	—	(48)
Changes in operating assets and liabilities:
(Increase) decrease in receivables, net	(197,532)	46,418
Change in contracts in progress, net	34,994	(252,857)
Decrease in inventory	65,841	49,473
(Decrease) increase in accounts payable	(48,801)	11,830
Increase in other current and non-current assets	(46,451)	(15,356)
(Decrease) increase in other current and non-current liabilities	(114,504)	13,525
Increase in equity investments	(12,737)	(3,974)
Change in other, net	(30,102)	6,883
Net cash (used in) provided by operating activities	(687,998)	495,041
Cash Flows from Investing Activities
Proceeds from sale of discontinued operation, net of cash sold	645,506	—
Capital expenditures	(40,089)	(37,855)
Advances with partners of proportionately consolidated ventures, net	140,986	(54,158)
Proceeds from sale of property and equipment	3,452	2,973
Insurance proceeds	12,000	—
Other, net	(14,817)	(62,646)
Net cash provided by (used in) investing activities	747,038	(151,686)
Cash Flows from Financing Activities
Revolving facility and other short-term repayments, net	489,356	(84,000)
Advances with equity method and proportionately consolidated ventures, net	(103,509)	195,645
Repayments on long-term debt	(606,463)	(112,500)
Excess tax benefits from stock-based compensation	—	48
Purchase of treasury stock	(9,632)	(206,443)
Issuance of stock	9,717	12,405
Dividends paid	(14,109)	(21,726)
Distributions to noncontrolling interests	(29,921)	(51,851)
Capitalized debt issuance costs	(34,174)	—
Net cash used in financing activities	(298,735)	(268,422)
Effect of exchange rate changes on cash and cash equivalents	76,408	(10,188)
(Decrease) increase in cash and cash equivalents	(163,287)	64,745
Cash and cash equivalents, beginning of period	505,156	550,221
Cash and cash equivalents, end of period	341,869	614,966
Cash and cash equivalents, end of period - discontinued operations	—	(16,412)
Cash and cash equivalents, end of period - continuing operations	$341,869	$598,554
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except per share data)

	Nine Months Ended September 30, 2017
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Non - controlling Interests	Total Shareholders’ Equity
	Shares	Amount			Shares	Amount
	(Unaudited)
Balance at December 31, 2016	100,113	$1,288	$782,130	$1,370,606	8,744	$(344,870)	$(395,616)	$147,799	$1,561,337
Net (loss) income	—	—	—	(390,725)	—	—	—	31,666	(359,059)
Disposition	—	—	—	—	—	—	—	(7,035)	(7,035)
Change in cumulative translation adjustment, net	—	—	—	—	—	—	82,327	2,432	84,759
Change in unrealized fair value of cash flow hedges, net	—	—	—	—	—	—	623	—	623
Change in unrecognized prior service pension credits/costs, net	—	—	—	—	—	—	(57)	—	(57)
Change in unrecognized actuarial pension gains/losses, net	—	—	—	—	—	—	(12,341)	—	(12,341)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(29,921)	(29,921)
Dividends paid ($0.14 per share)	—	—	—	(14,109)	—	—	—	—	(14,109)
Stock-based compensation expense	—	—	34,520	—	—	—	—	—	34,520
Purchase of treasury stock	(330)	—	—	—	330	(9,632)	—	—	(9,632)
Issuance of stock	1,456	—	(60,830)	—	(1,456)	70,591	—	—	9,761
Balance at September 30, 2017	101,239	$1,288	$755,820	$965,772	7,618	$(283,911)	$(325,064)	$144,941	$1,258,846

	Nine Months Ended September 30, 2016
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Non - controlling Interests	Total Shareholders’ Equity
	Shares	Amount			Shares	Amount
	(Unaudited)
Balance at December 31, 2015	104,427	$1,288	$800,641	$1,712,508	4,430	$(206,407)	$(294,040)	$149,600	$2,163,590
Net income	—	—	—	352,524	—	—	—	68,405	420,929
Change in cumulative translation adjustment, net	—	—	—	—	—	—	(4)	1,294	1,290
Change in unrealized fair value of cash flow hedges, net	—	—	—	—	—	—	1,198	—	1,198
Change in unrecognized prior service pension credits/costs, net	—	—	—	—	—	—	(236)	—	(236)
Change in unrecognized actuarial pension gains/losses, net	—	—	—	—	—	—	2,843	—	2,843
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(51,851)	(51,851)
Dividends paid ($0.21 per share)	—	—	—	(21,726)	—	—	—	—	(21,726)
Stock-based compensation expense	—	—	31,172	—	—	—	—	—	31,172
Purchase of treasury stock	(5,768)	—	—	—	5,768	(206,443)	—	—	(206,443)
Issuance of stock	1,277	—	(53,297)	—	(1,277)	59,387	—	—	6,090
Balance at September 30, 2016	99,936	$1,288	$778,516	$2,043,306	8,921	$(353,463)	$(290,239)	$167,448	$2,346,856

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
($ and share values in thousands, except per share data)
(Unaudited)
1. ORGANIZATION AND NATURE OF OPERATIONS
Organization and Nature of Operations—Founded in 1889, Chicago Bridge & Iron Company N.V. (“CB&I”, “we”, “our” or “us”) provides a wide range of services, including conceptual design, engineering, procurement, fabrication, modularization, construction and commissioning services to customers in the energy infrastructure market throughout the world. Our business is aligned into two operating groups, which represent our reportable segments: Engineering & Construction and Fabrication Services. See Note 2 and Note 4 for discussions of our discontinued operations and Note 16 for a discussion of our reportable segments and related financial information.
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting and Consolidation—The accompanying unaudited interim Condensed Consolidated Financial Statements (“Financial Statements”) have been prepared in accordance with the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP”). These Financial Statements reflect all wholly-owned subsidiaries and those entities which we are required to consolidate. See the “Partnering Arrangements” section of this footnote for further discussion of our consolidation policy for those entities that are not wholly-owned. Intercompany balances and transactions are eliminated in consolidation.
Basis of Presentation—We believe these Financial Statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our results of operations for the three and nine months ended September 30, 2017 and 2016, our financial position as of September 30, 2017 and our cash flows for the nine months ended September 30, 2017 and 2016. The December 31, 2016 Condensed Consolidated Balance Sheet (the “Balance Sheet(s)”) was derived from our December 31, 2016 audited Consolidated Balance Sheet, adjusted to conform to our current year presentation.
On February 27, 2017, we entered into a definitive agreement (the “CS Agreement”) with CSVC Acquisition Corp (“CSVC”), under which CSVC agreed to acquire our “Capital Services Operations” (primarily comprised of our former Capital Services reportable segment). Our Capital Services Operations provided comprehensive and integrated maintenance services, environmental engineering and remediation, construction services, program management, and disaster response and recovery services for private-sector customers and governments. We completed the sale of the Capital Services Operations on June 30, 2017 (the “Closing Date”). We considered the Capital Services Operations to be a discontinued operation in the first quarter 2017, as the divestiture represented a strategic shift and will have a material effect on our operations and financial results. Operating results of the Capital Services Operations through the Closing Date and any post-closing adjustments have been classified as a discontinued operation within the Condensed Consolidated Statements of Operations (the “Statement(s) of Operations”) for the three and nine months ended September 30, 2017 and 2016. Further, the assets and liabilities of the Capital Services Operations have been classified as assets and liabilities of discontinued operations within our December 31, 2016 Balance Sheet, and our September 30, 2017 Balance Sheet reflects the impact of the sale. Cash flows of the Capital Services Operations through the Closing Date are not reported separately within our Condensed Consolidated Statements of Cash flows.
In July 2017, we initiated a plan to market and sell our “Technology Operations” (primarily comprised of our former Technology reportable segment and our “Engineered Products Operations”, representing a portion of our Fabrication Services reportable segment), the proceeds of which would be used to significantly reduce our outstanding debt. Our Technology Operations provide proprietary process technology licenses and associated engineering services, catalysts and engineered products, primarily for the petrochemical and refining industries, and offers process planning and project development services and a comprehensive program of aftermarket support. We considered the Technology Operations to be a discontinued operation in the third quarter 2017, as the anticipated divestiture represents a strategic shift and will have a material effect on our operations and financial results. Operating results of the Technology Operations have been classified as a discontinued operation within the Statements of Operations for the three and nine months ended September 30, 2017 and 2016. Further, the assets and liabilities of the Technology Operations have been classified as assets and liabilities of discontinued operations within our September 30, 2017 and December 31, 2016 Balance Sheets, with all balances reported as current on our September 30, 2017 Balance Sheet. Cash flows of the Technology Operations are not reported separately within our Condensed Consolidated Statements of Cash Flows.
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
Use of Estimates—The preparation of our Financial Statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We believe the most significant estimates and judgments are associated with revenue recognition for our contracts, including estimating costs and the recognition of incentive fees and unapproved change orders and claims; fair value and recoverability assessments that must be periodically performed with respect to long-lived tangible assets, goodwill and other intangible assets; valuation of deferred tax assets and financial instruments; the determination of liabilities related to self-insurance programs and income taxes; and consolidation determinations with respect to our partnering arrangements. If the underlying estimates and assumptions upon which our Financial Statements are based change in the future, actual amounts may differ from those included in the Financial Statements.
Revenue Recognition—Our revenue is primarily derived from long-term contracts and is generally recognized using the percentage of completion (“POC”) method, primarily based on the percentage that actual costs-to-date bear to total estimated costs to complete each contract. We follow the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Revenue Recognition Topic 605-35 for accounting policies relating to our use of the POC method, estimating costs, and revenue recognition, including the recognition of incentive fees, unapproved change orders and claims, and combining and segmenting contracts. We primarily utilize the cost-to-cost approach to estimate POC, as we believe this method is less subjective than relying on assessments of physical progress. Under the cost-to-cost approach, the use of estimated costs to complete each contract is a significant variable in the process of determining recognized revenue and is a significant factor in the accounting for contracts. Significant estimates that impact the cost to complete each contract are: costs of engineering, materials, components, equipment, labor and subcontracts; labor productivity; schedule durations, including subcontractor or supplier progress; liquidated damages; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts in progress. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates, which could result in material changes to our Financial Statements and related disclosures. See Note 15 for discussion of projects with significant changes in estimated margins during the three and nine months ended September 30, 2017 and 2016.
Our long-term contracts are awarded on a competitively bid and negotiated basis and the timing of revenue recognition may be impacted by the terms of such contracts. We use a range of contracting options, including cost-reimbursable, fixed-price and hybrid, which has both cost-reimbursable and fixed-price characteristics. Fixed-price contracts, and hybrid contracts with a more significant fixed-price component, tend to provide us with greater control over project schedule and the timing of when work is performed and costs are incurred, and accordingly, when revenue is recognized. Cost-reimbursable contracts, and hybrid contracts with a more significant cost-reimbursable component, generally provide our customers with greater influence over the timing of when we perform our work, and accordingly, such contracts often result in less predictability with respect to the timing of revenue recognition. Contract revenue for our long-term contracts recognized under the POC method reflects the original contract price adjusted for approved change orders and estimated recoveries for incentive fees, unapproved change orders and claims, and liquidated damages. We recognize revenue associated with incentive fees when the value can be reliably estimated and recovery is probable. We recognize revenue associated with unapproved change orders and claims to the extent the related costs have been incurred, the value can be reliably estimated and recovery is probable. Our recorded incentive fees, unapproved change orders and claims reflect our best estimates of recovery amounts; however, the ultimate resolution and amounts received could differ from these estimates. Liquidated damages are reflected as a reduction to contract price to the extent they are deemed probable. See Note 15 for additional discussion of our recorded unapproved change orders, claims and incentives.
With respect to our engineering, procurement and construction (“EPC”) services, our contracts are not segmented between types of services, such as engineering and construction, if each of the EPC components is negotiated concurrently or if the pricing of any such services is subject to the ultimate negotiation and agreement of the entire EPC contract. However, an EPC contract including fabrication services may be segmented if we satisfy the segmenting criteria in ASC 605-35. Revenue recorded in these situations is based on our prices and terms for similar services to third party customers. Segmenting a contract may result in different interim rates of profitability for each scope of service than if we had recognized revenue without segmenting. In some instances, we may combine contracts that are entered into in multiple phases, but are interdependent and

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

include pricing considerations by us and the customer that are impacted by all phases of the project. Otherwise, if each phase is independent of the other and pricing considerations do not give effect to another phase, the contracts will not be combined.
Cost of revenue for our long-term contracts includes direct contract costs, such as materials and labor, and indirect costs that are attributable to contract activity. The timing of when we bill our customers is generally dependent upon advance billing terms, milestone billings based on the completion of certain phases of the work, or when services are provided. Projects with costs and estimated earnings recognized to date in excess of cumulative billings are reported on the Balance Sheets as costs and estimated earnings in excess of billings. Projects with cumulative billings in excess of costs and estimated earnings recognized to date are reported on the Balance Sheets as billings in excess of costs and estimated earnings. The net balances on our Balance Sheets are collectively referred to as Contracts in Progress, net, and the components of these balances at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017		December 31, 2016
	Asset	Liability	Asset	Liability
Costs and estimated earnings on contracts in progress	$5,751,709	$27,611,616	$7,852,740	$22,544,241
Billings on contracts in progress	(5,382,854)	(28,900,535)	(7,522,308)	(23,763,065)
Contracts in progress, net	$368,855	$(1,288,919)	$330,432	$(1,218,824)
Any uncollected billed amounts, including contract retentions, are reported as accounts receivable. At September 30, 2017 and December 31, 2016, accounts receivable included contract retentions of approximately $74,200 and $72,100, respectively. Contract retentions due beyond one year were approximately $42,100 and $37,500 at September 30, 2017 and December 31, 2016, respectively.
Revenue for our service contracts that do not satisfy the criteria for revenue recognition under the POC method is recorded at the time services are performed. Revenue associated with incentive fees for these contracts is recognized when earned. Unbilled receivables for our service contracts are recorded within accounts receivable and were not material at September 30, 2017 and December 31, 2016.
Revenue for our pipe and steel fabrication contracts that are independent of an EPC contract, or for which we satisfy the segmentation criteria discussed above, is recognized upon shipment of the fabricated or manufactured units. During the fabrication or manufacturing process, all related direct and allocable indirect costs are capitalized as work in process inventory and such costs are recorded as cost of revenue at the time of shipment.
Our billed and unbilled revenue may be exposed to potential credit risk if our customers should encounter financial difficulties, and we maintain reserves for specifically-identified potential uncollectible receivables. At September 30, 2017 and December 31, 2016, our allowances for doubtful accounts were not material.
Other Operating (Income) Expense, Net—Other operating (income) expense, net generally represents (gains) losses associated with the sale or disposition of property and equipment. Approximately $4,000 of costs previously recorded within other operating expense during the three and six months ended June 30, 2017 were reclassified to restructuring related costs for the nine months ended September 30, 2017, as described below.
Restructuring Related Costs—Restructuring related costs were approximately $26,900 and $30,900, for the three and nine months ended September 30, 2017, respectively, and included: 1) approximately $13,200 and $17,200, respectively, of accrued future operating lease expense for vacated facility capacity where we remain contractually obligated to a lessor, 2) approximately $2,400 of employee severance related costs for both periods, 3) approximately $10,400 of professional fees for both periods, and 4) approximately $900 of other miscellaneous restructuring related costs for both periods, as further described in Note 8. Restructuring costs for the nine months ended September 30, 2017 includes approximately $4,000 of costs that were previously recorded within other operating expense during the three and six months ended June 30, 2017.
Recoverability of Goodwill—Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually at a reporting unit level, absent any indicators of impairment or when other actions require an impairment assessment (such as a change in reporting units). We perform our annual impairment assessment during the fourth quarter of each year based on balances as of October 1. We identify a potential impairment by comparing the fair value of the applicable reporting unit to its net book value, including goodwill. If the net book value exceeds the fair value of the reporting unit, an indication of potential impairment exists, and we measure the impairment by comparing the carrying value of the reporting unit’s goodwill to its implied fair value. To determine the fair value of our reporting units and test for impairment, we utilize an income approach (discounted cash flow method) as we believe this is the most direct approach to incorporate the specific economic attributes and risk profiles of our reporting units into our valuation model. This is consistent with the methodology used to determine the fair value of our reporting units in previous years. We generally do not utilize a market approach given the lack of relevant

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

information generated by market transactions involving comparable businesses. However, to the extent market indicators of fair value become available, we consider such market indicators in our discounted cash flow analysis and determination of fair value. See Note 6 for additional discussion of our goodwill.
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
During the three months ended September 30, 2017, we recorded an impairment charge of approximately $35,000 for a fabrication facility within our Fabrication Services operating group that was damaged during Hurricane Harvey. This charge was offset by insurance recoveries recorded to the extent of the charge, although we anticipate that insurance proceeds will ultimately exceed the amount of our impairment charge. Both the impairment charge and insurance recoveries were recorded within other operating (income) expense, net. Approximately $12,000 of insurance proceeds had been received as of September 30, 2017 and we anticipate that our recorded receivable amounts will be received during the fourth quarter 2017.
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
Inventory—Inventory is recorded at the lower of cost and net realizable value, and cost is determined using the first-in-first-out or weighted-average cost method. The cost of inventory includes acquisition costs, production or conversion costs, and other costs incurred to bring the inventory to a current location and condition. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. An allowance for excess or inactive inventory is recorded based on an analysis that considers current inventory levels, historical usage patterns, estimates of future sales expectations and salvage value. See Note 5 for additional discussion of our inventory.
Foreign Currency—The nature of our business activities involves the management of various financial and market risks, including those related to changes in foreign currency exchange rates. The effects of translating financial statements of foreign operations into our reporting currency are recognized as a cumulative translation adjustment in accumulated other comprehensive income (loss) (“AOCI”), which is net of tax, where applicable. Foreign currency transactional and re-measurement exchange gains (losses) are included within cost of revenue and were not material for the three and nine months ended September 30, 2017 and 2016.
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
For those contracts designated as cash flow hedges, we document all relationships between the derivative instruments and associated hedged items, as well as our risk-management objectives and strategy for undertaking hedge transactions. This process includes linking all derivatives to specific firm commitments or highly probable forecasted transactions. We continually assess, at inception and on an ongoing basis, the effectiveness of derivative instruments in offsetting changes in the cash flow of the designated hedged items. Hedge accounting designation is discontinued when (1) it is determined that the derivative is no longer highly effective in offsetting changes in the cash flow of the hedged item, including firm commitments or forecasted transactions, (2) the derivative is sold, terminated, exercised or expires, (3) it is no longer probable that the forecasted transaction will occur, or (4) we determine that designating the derivative as a hedging instrument is no longer appropriate. See Note 10 for additional discussion of our financial instruments.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes—Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis using currently enacted income tax rates for the years in which the differences are expected to reverse. A valuation allowance (“VA”) is provided to offset any net deferred tax assets (“DTA(s)”) if, based on the available evidence, it is more likely than not that some or all of the DTAs will not be realized. The realization of our net DTAs depends upon our ability to generate sufficient future taxable income of the appropriate character and in the appropriate jurisdictions.
Income tax and associated interest and penalty reserves, where applicable, are recorded in those instances where we consider it more likely than not that additional tax will be due in excess of amounts reflected in income tax returns filed worldwide, irrespective of whether we have received tax assessments. We continually review our exposure to additional income tax obligations and, as further information is known or events occur, changes in our tax and penalty reserves may be recorded within income tax expense and changes in interest reserves may be recorded in interest expense.
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
Venture net assets consist primarily of working capital and property and equipment, and assets may be restricted from being used to fund obligations outside of the venture. These ventures typically have limited third party debt or have debt that is non-recourse in nature. However, they may provide for capital calls to fund operations or require participants in the venture to provide additional financial support, including advance payment or retention letters of credit.
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
If at any time a venture qualifies as a VIE, we perform a qualitative assessment to determine whether we are the primary beneficiary of the VIE and, therefore, need to consolidate the VIE. We are the primary beneficiary if we have (1) the power to direct the economically significant activities of the VIE and (2) the right to receive benefits from, and obligation to absorb losses of, the VIE. If the venture is a VIE and we are the primary beneficiary, or we otherwise have the ability to control the venture, we consolidate the venture. If we determine that we are not the primary beneficiary of the VIE, or only have the ability to significantly influence, rather than control the venture, we do not consolidate the venture. We account for unconsolidated ventures using either 1) proportionate consolidation for both the Balance Sheet and Statement of Operations, when we meet the applicable accounting criteria to do so, or 2) utilize the equity method. See Note 7 for additional discussion of our material partnering arrangements.
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
In the first quarter 2017, we adopted ASU 2016-09 on a prospective basis, which modified the accounting for excess tax benefits and tax deficiencies associated with share-based payments, amended the associated cash flow presentation, and allows for forfeitures to be either recognized when they occur, or estimated. ASU 2016-09 eliminated the requirement to recognize excess tax benefits in additional paid-in capital (“APIC”), and the requirement to evaluate tax deficiencies for APIC or income tax expense classification, and provided for these benefits or deficiencies to be recorded as an income tax expense or benefit in the Statement of Operations. Additionally, tax benefits of dividends on share-based payment awards are reflected as an income tax expense or benefit in our Statements of Operations. With these changes, tax-related cash flows resulting from share-based payments are classified as operating activities as opposed to financing, as previously presented. We have elected to recognize forfeitures as they occur, rather than estimating expected forfeitures. Our adoption of the standard did not have a material impact on our Financial Statements.
In the first quarter 2017, we early adopted ASU 2017-04 which eliminated the second step of the goodwill impairment test that required a hypothetical purchase price allocation. ASU 2017-04 requires that if a reporting unit’s carrying value exceeds its fair value, an impairment charge would be recognized for the excess amount, not to exceed the carrying amount of goodwill. Our early adoption of the standard did not have a material impact on our Financial Statements.
3. EARNINGS PER SHARE
A reconciliation of weighted average basic shares outstanding to weighted average diluted shares outstanding and the computation of basic and diluted EPS are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss) from continuing operations attributable to CB&I (net of $1,507, $45,729, $30,796 and $66,590 of noncontrolling interests)	$2,978	$87,347	$(298,939)	$266,076
Net income (loss) from discontinued operations attributable to CB&I (net of $0, $930, $870 and $1,815 of noncontrolling interests)	7,061	34,413	(91,786)	86,448
Net income (loss) attributable to CB&I	$10,039	$121,760	$(390,725)	$352,524

Weighted average shares outstanding—basic	101,177	101,102	100,834	103,725
Effect of restricted shares/performance based shares/stock options (1)	541	746	—	816
Effect of directors’ deferred-fee shares (1)	18	15	—	14
Weighted average shares outstanding—diluted	101,736	101,863	100,834	104,555
Net income (loss) attributable to CB&I per share (Basic):
Continuing operations	$0.03	$0.86	$(2.96)	$2.57
Discontinued operations	0.07	0.34	(0.91)	0.83
Total	$0.10	$1.20	$(3.87)	$3.40
Net income (loss) attributable to CB&I per share (Diluted):
Continuing operations	$0.03	$0.86	$(2.96)	$2.54
Discontinued operations	0.07	0.34	(0.91)	0.83
Total	$0.10	$1.20	$(3.87)	$3.37

(1)
The effect of restricted shares, performance based shares, stock options and directors’ deferred-fee shares were not included in the calculation of diluted EPS for the nine months ended September 30, 2017 due to the net loss for the period. Antidilutive shares excluded from diluted EPS were not material for the three months ended September 30, 2017 and the three and nine months ended September 30, 2016.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. DISCONTINUED OPERATIONS
Capital Services Operations
Transaction Summary— As discussed in Note 2, on June 30, 2017, we completed the sale of our Capital Services Operations as provided for by the CS Agreement entered into on February 27, 2017. Under the CS Agreement, including it’s amendment prior to the Closing Date, the purchase price was $700,000, subject to certain adjustments, including a working capital adjustment, whereby the purchase price would be adjusted to the extent actual working capital of the Capital Services Operations on the Closing Date differed from required working capital under the CS Agreement. After giving effect to working capital and other adjustments estimated prior to the Closing Date of approximately $32,600, we received cash proceeds of approximately $667,400 (approximately $645,500 net of cash sold) on the Closing Date. Based on actual working capital of the Capital Services Operations on the Closing Date, we accrued an estimate of the final post-closing working capital adjustment during the second quarter 2017, which is included within other current liabilities on our September 30, 2017 Balance Sheet. We continue to estimate that our final net proceeds will be approximately $599,000, including approximately $46,500 for transaction costs and the aforementioned post-closing working capital adjustment. As a result of the aforementioned, during the three months ended June 30, 2017, we recorded a pre-tax charge of approximately $64,800, and income tax expense of approximately $61,000 resulting from a taxable gain on the transaction (due primarily to the non-deductibility of goodwill). During the three months ended September 30, 2017, we recognized an income tax benefit of approximately $5,200, primarily resulting from updates to our estimates of the tax effect of the disposition. The transaction did not result in any material cash taxes associated with the taxable gain due to the use of previously recorded net operating loss carryforwards. The proceeds received on the Closing Date were used to reduce our outstanding debt.
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

(1)
The carrying value of goodwill for the Capital Services Operations included the impact of a $655,000 impairment charge recorded in the fourth quarter 2016 in connection with our annual impairment assessment.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Results of Operations—The results of our Capital Services Operations, which have been reflected within discontinued operations in our Statement of Operations for the three and nine months ended September 30, 2017 and 2016, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$—	$530,912	$1,114,655	$1,655,583
Cost of revenue	—	490,758	1,047,614	1,546,823
Gross profit	—	40,154	67,041	108,760
Selling and administrative expense	—	14,312	29,541	39,499
Intangibles amortization	—	4,030	2,550	12,260
Loss on net assets sold	—	—	64,817	—
Other operating (income) expense	—	(1,201)	504	(1,505)
Operating income (loss) from discontinued operations	—	23,013	(30,371)	58,506
Interest expense (1)	—	(5,989)	(13,440)	(17,699)
Interest income	—	302	16	916
Income (loss) from discontinued operations before taxes	—	17,326	(43,795)	41,723
Income tax benefit (expense)	5,166	(6,236)	(62,392)	(15,915)
Net income (loss) from discontinued operations	5,166	11,090	(106,187)	25,808
Net income from discontinued operations attributable to noncontrolling interests	—	(930)	(870)	(1,815)
Net income (loss) from discontinued operations attributable to CB&I	$5,166	$10,160	$(107,057)	$23,993

(1)
Interest expense, including amortization of capitalized debt issuance costs, was allocated to the Capital Services Operations due to a requirement to use the proceeds from the transaction to repay our debt. Proceeds from the transaction were initially used to repay our revolving facility borrowings as of June 30, 2017. The revolving facility was subsequently utilized to repay a portion of our senior notes in July 2017, as described in Note 9. The allocation of interest expense was based on the anticipated debt amounts to be repaid.

(2)
As noted above, the sale of the Capital Services Operations resulted in a taxable gain (due primarily to the non-deductibility of goodwill) resulting in tax expense of approximately $61,000 during the three months ended June 30, 2017. During the three months ended September 30, 2017, we recognized an income tax benefit of approximately $5,200, primarily resulting from updates to our estimates of the tax effect of the disposition.

Cash Flows—Cash flows for our Capital Services Operations for the nine months ended September 30, 2017 and 2016 were as follows:

	Nine Months Ended September 30,
	2017	2016
Operating cash flows	$(36,469)	$52,560
Investing cash flows	$(1,459)	$(3,972)

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Technology Operations
Summary— As discussed in Note 2, in July 2017, we initiated a plan to market and sell our Technology Operations. At September 30, 2017, the fair value of the Technology Operations substantially exceeded the carrying value of its net assets.
Assets and Liabilities—The carrying values of the major classes of assets and liabilities of the discontinued Technology Operations included within our Balance Sheets on September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
Assets
Accounts receivable, net	$96,851	$86,641
Costs and estimated earnings in excess of billings	59,628	80,317
Inventory	29,531	16,285
Other assets	97,041	5,801
Equity investments	122,427	—
Property and equipment, net	70,048	—
Goodwill (1)	497,024	—
Other intangibles, net	131,338	—
Current assets of discontinued operations	1,103,888	189,044

Equity investments	—	129,715
Property and equipment, net	—	71,692
Goodwill (1)	—	498,465
Other intangibles, net	—	139,273
Other assets	—	81,415
Non-current assets of discontinued operations	—	920,560

Total assets of discontinued operations	$1,103,888	$1,109,604

Liabilities
Accounts payable	$103,988	$99,916
Billings in excess of costs and estimated earnings	162,308	176,525
Other liabilities	83,044	38,707
Current liabilities of discontinued operations	349,340	315,148

Other liabilities	—	32,902
Non-current liabilities of discontinued operations	—	32,902

Total liabilities of discontinued operations	$349,340	$348,050

Accumulated other comprehensive loss	$(14,283)	$(13,252)

(1)
Goodwill allocated to the discontinued Technology Operations is comprised of all the goodwill of our former Technology reporting unit (approximately $297,000), and an allocation of goodwill from our Fabrication Services reporting unit (approximately $200,000), as discussed in Note 6.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Results of Operations—The results of our Technology Operations, which have been reflected within discontinued operations in our Statement of Operations for the three and nine months ended September 30, 2017 and 2016, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$170,143	$183,321	$454,840	$491,858
Cost of revenue	103,345	113,890	281,870	301,239
Gross profit	66,798	69,431	172,970	190,619
Selling and administrative expense	8,991	10,589	27,079	33,436
Intangibles amortization	1,520	4,518	10,503	13,545
Equity earnings	(4,879)	(1,609)	(9,662)	(8,030)
Other operating expense	8	—	38	4
Operating income from discontinued operations	61,158	55,933	145,012	151,664
Interest expense (1)	(55,512)	(18,858)	(110,579)	(56,039)
Interest income	—	14	—	53
Income from discontinued operations before taxes	5,646	37,089	34,433	95,678
Income tax expense	(3,751)	(12,836)	(19,162)	(33,223)
Net income from discontinued operations	1,895	24,253	15,271	62,455
Net income from discontinued operations attributable to noncontrolling interests	—	—	—	—
Net income from discontinued operations attributable to CB&I	$1,895	$24,253	$15,271	$62,455

(1)
Interest expense, including amortization of capitalized debt issuance costs, was allocated to the Technology Operations due to a requirement to use the proceeds from the transaction to repay our debt. The allocation of interest expense was based on the anticipated debt amounts to be repaid. Allocated interest expense increased for both the three and nine months ended September 30, 2017 compared to the respective 2016 periods due to higher revolving credit facility borrowings, higher interest rates and increased amortization expense. The increase in amortization expense resulted from the accelerated amortization of capitalized debt issuance costs resulting from the requirement to use the proceeds from the transaction to repay our debt.

Cash Flows—Cash flows for our Technology Operations for the nine months ended September 30, 2017 and 2016 were as follows:

	Nine Months Ended September 30,
	2017	2016
Operating cash flows	$29,820	$15,967
Investing cash flows	$(3,856)	$(48,006)
Partnering Arrangements—Our Technology Operations has a venture with Chevron (CB&I—50% / Chevron—50%) (“Chevron-Lummus Global” or “CLG”) which provides proprietary process technology licenses and associated engineering services and catalyst, primarily for the refining industry. The venture is accounted for using the equity method.
5. INVENTORY
The components of inventory at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
Raw materials	$60,194	$58,261
Work in process	8,854	48,011
Finished goods	27,386	67,545
Total	$96,434	$173,817

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. GOODWILL AND OTHER INTANGIBLES
Goodwill—At September 30, 2017 and December 31, 2016, our goodwill balances were $2,339,054 and $2,315,338, respectively, attributable to the excess of the purchase price over the fair value of net assets acquired in connection with our acquisitions. The change in goodwill for the nine months ended September 30, 2017 is as follows:

Total
Balance at December 31, 2016	$2,315,338
Foreign currency translation and other	23,803
Amortization of tax goodwill in excess of book goodwill	(87)
Balance at September 30, 2017 (1)	$2,339,054

(1)
At September 30, 2017, we had approximately $453,100 of cumulative impairment losses which were recorded in our Engineering & Construction operating group during 2015 related to the sale of our nuclear power construction business (our “Nuclear Operations”) on December 31, 2015.

As discussed further in Note 2, goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually at a reporting unit level, absent any indicators of impairment or when other actions require an impairment assessment (such as a change in reporting units). We perform our annual impairment assessment during the fourth quarter of each year based on balances as of October 1. At December 31, 2016, and prior to the recognition of our Capital Services Operations and Technology Operations as discontinued operations (discussed below), we had the following five reporting units within our four operating groups:

•	Engineering & Construction—Our Engineering & Construction operating group represented a reporting unit, and continued to represent a reporting unit at September 30, 2017.

•
Fabrication Services—Our Fabrication Services operating group represented a reporting unit. This reporting unit included our Engineered Products Operations, which were included within our Technology Operations and classified as a discontinued operation during the third quarter 2017 (discussed below). Fabrication Services, excluding our discontinued Engineered Products Operations, continued to represent a reporting unit at September 30, 2017.

•
Technology—Our Technology operating group represented a reporting unit. This reporting unit was included within our Technology Operations and classified as a discontinued operation during the third quarter 2017 (discussed below).

•
Capital Services—Our Capital Services operating group included two reporting units: Facilities & Plant Services and Federal Services. These reporting units were included within our Capital Services Operations and classified as a discontinued operation during the first quarter 2017 and sold on June 30, 2017 (discussed in Note 1 and Note 4).

Annual Impairment Assessment—During the fourth quarter 2016, we performed a quantitative assessment of goodwill for the aforementioned reporting units. Based on these quantitative assessments, the fair value of the Engineering & Construction, Fabrication Services and Technology reporting units each substantially exceeded their respective net book values, and accordingly, no impairment charge was necessary as a result of our impairment assessments. However, the net book values of the Facilities & Plant Services and Federal Services reporting units exceeded their respective fair values and an impairment charge was recorded. Accordingly, the fair value of these reporting units approximated their respective net book values subsequent to the goodwill impairments.
Interim Impairment Assessment—During the second quarter 2017, we experienced a decline in our market capitalization and incurred charges on certain projects (as discussed further in Note 15) within our Engineering & Construction reporting unit that resulted in a net loss for the three and six months ended June 30, 2017. We believed these events and circumstances were indicators that goodwill of our Engineering & Construction reporting unit was potentially impaired. Accordingly, we performed a quantitative assessment of goodwill for our Engineering & Construction reporting unit as of June 30, 2017. Based on this quantitative assessment, the fair value of the Engineering & Construction reporting unit continued to substantially exceed its net book value, and accordingly, no impairment charge was necessary as a result of our interim impairment assessment. There were no additional indicators of impairment during the three or nine months ended September 30, 2017. If we were to experience an additional decline in our market capitalization, or a prolonged market capitalization at our current levels, it could indicate that the goodwill of one or more of our reporting units is impaired, and require additional interim quantitative impairment assessments. If, based on future assessments our goodwill is deemed to be impaired, the impairment would result in a charge to

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earnings in the period of impairment. There can be no assurance that future goodwill impairment tests will not result in charges to earnings.
Discontinued Operations Assessment—During the third quarter 2017, we classified our Technology Operations as a discontinued operation (discussed in Note 1 and Note 4). Our Technology Operations are primarily comprised of our former Technology operating group and reporting unit and our Engineered Products Operations, representing a portion of our Fabrication Services operating group and reporting unit. As a result of the classification of our Technology reporting unit as part of our Technology Operations within discontinued operations, all of its goodwill (approximately $297,000) was allocated to our Technology Operations. Further, as a result of the classification of our Engineered Products Operations as part of our Technology Operations within discontinued operations, we allocated a portion of the Fabrication Services reporting unit’s goodwill (approximately $200,000) to our Technology Operations. The allocation was based on the relative fair values of the Engineered Products Operations and remaining Fabrication Services reporting unit after removal of the Engineered Products Operations.
The fair value of the Engineered Products Operations was determined on a basis consistent with the basis used for our annual impairment assessment (discussed in Note 2) and gave consideration to a market indicator of fair value for the Technology Operations. The fair value of the remaining Fabrication Services reporting unit was also determined on a basis consistent with the basis used for our annual impairment assessment. Based on the aforementioned, the fair value of the remaining Fabrication Services reporting unit continued to substantially exceed its net book value, and accordingly, no impairment charge was necessary as a result of the removal of the Engineered Products Operations.
Other Intangible Assets—The following table presents our acquired finite-lived intangible assets at September 30, 2017 and December 31, 2016, including the September 30, 2017 weighted-average useful lives for each major intangible asset class and in total:

		September 30, 2017		December 31, 2016
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Backlog and customer relationships	18 Years	$93,700	$(23,958)	$93,700	$(20,073)
Process technologies	20 Years	400	(93)	400	(78)
Tradenames	6 Years	15,718	(11,402)	15,718	(9,531)
Total (1)	17 Years	$109,818	$(35,453)	$109,818	$(29,682)

(1)	The decrease in other intangibles, net during the nine months ended September 30, 2017 related to amortization expense of approximately $5,800.
7. PARTNERING ARRANGEMENTS
As discussed in Note 2, we account for our unconsolidated ventures using either proportionate consolidation, when we meet the applicable accounting criteria to do so, or the equity method. Further, we consolidate any venture that is determined to be a VIE for which we are the primary beneficiary, or which we otherwise effectively control.
Proportionately Consolidated Ventures—The following is a summary description of our significant joint ventures that have been accounted for using proportionate consolidation:

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

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents summarized balance sheet information for our share of our proportionately consolidated ventures at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
CB&I/Zachry
Current assets (1)	$224,611	$260,934
Non-current assets	1,887	3,204
Total assets	$226,498	$264,138
Current liabilities (1)	$315,082	$379,339
CB&I/Zachry/Chiyoda
Current assets (1)	$115,875	$84,279
Non-current assets	1,334	1,969
Total assets	$117,209	$86,248
Current liabilities (1)	$92,445	$73,138
CB&I/Chiyoda
Current assets (1)	$99,269	$337,479
Current liabilities (1)	$123,884	$150,179

(1)
Our venture arrangements allow for excess working capital of the ventures to be advanced to the venture partners. Such advances are returned to the ventures for working capital needs as necessary. Accordingly, at a reporting period end a venture may have advances to its partners which are reflected as an advance receivable within current assets of the venture. At September 30, 2017 and December 31, 2016, other current assets on the Balance Sheets included approximately $233,800 and $374,800, respectively, related to our proportionate share of advances from the ventures to our venture partners, and other current liabilities included approximately $254,300 and $394,400, respectively, related to advances to CB&I from the ventures.

Equity Method Ventures—The following is a summary description of our significant joint ventures which have been accounted for using the equity method:

•
NET Power—We have a venture with Exelon and 8 Rivers Capital (CB&I—33.3% / Exelon—33.3% / 8 Rivers Capital—33.3%) to commercialize a new natural gas power generation system that recovers the carbon dioxide produced during combustion. NET Power is building a first-of-its-kind demonstration plant which is being funded by contributions and services from the venture partners and other parties. We have determined the venture to be a VIE; however, we do not effectively control NET Power and therefore do not consolidate it. During the three months ended 2017, we made our final payment of $2,400 toward our total cash commitment for NET Power of $47,300.

•
CB&I/CTCI—We have a venture with CTCI (CB&I—50% / CTCI—50%) to perform EPC work for a liquids ethylene cracker and associated units in Sohar, Oman. We have determined the venture to be a VIE; however, we do not effectively control the venture and therefore do not consolidate it. Our proportionate share of the venture project value is approximately $1,400,000. Our venture arrangement allows for excess working capital of the venture to be advanced to the venture partners. Such advances are returned to the venture for working capital needs as necessary. At September 30, 2017 and December 31, 2016, other current liabilities included approximately $183,700 and $147,000, respectively, related to advances to CB&I from the venture.

Consolidated Ventures—The following is a summary description of our significant joint ventures we consolidate due to their designation as VIEs for which we are the primary beneficiary:

•
CB&I/Kentz—We have a venture with Kentz (CB&I—65% / Kentz—35%) to perform the structural, mechanical, piping, electrical and instrumentation work on, and to provide commissioning support for, three LNG trains, including associated utilities and a gas processing and compression plant, for the Gorgon LNG project, located on Barrow Island, Australia. Our venture project value is approximately $5,900,000 and the project was substantially complete at September 30, 2017.

•
CB&I/AREVA—We have a venture with AREVA (CB&I—52% / AREVA—48%) to design, license and construct a mixed oxide fuel fabrication facility in Aiken, South Carolina. Our venture project value is approximately $5,800,000.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents summarized balance sheet information for our consolidated ventures at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
CB&I/Kentz
Current assets	$23,740	$68,867
Non-current assets	71,250	—
Total assets	$94,990	$68,867
Current liabilities	$25,694	$87,822
CB&I/AREVA
Current assets	$44,070	$16,313
Current liabilities	$56,601	$47,652
All Other (1)
Current assets	$28,501	$69,785
Non-current assets	16,256	16,382
Total assets	$44,757	$86,167
Current liabilities	$9,714	$7,748

(1)	Other ventures that we consolidate are not individually material to our financial results and are therefore aggregated as “All Other”.
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
8. RESTRUCTURING RELATED COSTS
During the three and nine months ended September 30, 2017, we recognized approximately $26,900 and $30,900, respectively, of facility realignment, severance, professional services, and other miscellaneous costs, primarily resulting from our publicly announced cost reduction and strategic initiatives, as described below. The nine months ended September 30, 2017 includes approximately $4,000 of facility realignment costs that were previously recorded within other operating expense during the three and six months ended June 30, 2017.
Facility Realignment Costs—Facility realignment costs totaled approximately $13,200 and $17,200, respectively, during the three and nine months ended September 30, 2017, and were related to the recognition of future operating lease expense for vacated facility capacity where we remain contractually obligated to a lessor. At September 30, 2017, the liability was approximately $16,920, and was reflected within other current and non-current liabilities, as applicable, based upon the anticipated timing of payments. The following table summarizes the changes in the facility realignment liability during 2017:

Total
Balance at December 31, 2016	$2,260
Charges (1)	17,223
Cash payments	(2,782)
Foreign exchange and other	219
Balance at September 30, 2017	$16,920
(1) The charges primarily relate to our Engineering & Construction operating group.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Severance Costs—Employee severance costs totaled approximately $2,400 for both the three and nine months ended September 30, 2017. We anticipate that we will incur additional severance related costs during the fourth quarter 2017. These costs are generally paid within the quarter they are incurred or the subsequent quarter.
Professional Fees—Professional fees totaled approximately $10,400 for both the three and nine months ended September 30, 2017, and were related to consulting, legal and advisory related services associated with our recent lending facility amendments and strategic assessments.
Other Miscellaneous—Other miscellaneous restructuring costs totaled approximately $900 for both the three and nine months ended September 30, 2017.
9. DEBT
Our outstanding debt at September 30, 2017 and December 31, 2016 was as follows:

	September 30, 2017	December 31, 2016
Current
Revolving facilities and other short-term borrowings	$896,856	$407,500

Current maturities of long-term debt	1,193,537	506,250
Less: unamortized debt issuance costs	(10,480)	(2,340)
Current maturities of long-term debt, net of unamortized debt issuance costs	1,183,057	503,910
Current debt, net of unamortized debt issuance costs	$2,079,913	$911,410
Long-Term
Term Loan: $1,000,000 term loan (interest at LIBOR plus a floating margin)	$—	$300,000
Second Term Loan: $500,000 term loan (interest at LIBOR plus a floating margin)	462,500	500,000
Senior Notes: $800,000 senior notes, series A-D (fixed interest ranging from 7.15% to 8.30%)	588,154	800,000
Second Senior Notes: $200,000 senior notes (fixed interest of 7.53%)	142,883	200,000
Less: unamortized debt issuance costs	—	(5,827)
Less: current maturities of long-term debt	(1,193,537)	(506,250)
Long-term debt, net of unamortized debt issuance costs	$—	$1,287,923
Committed Facilities—We have a five-year, $1,150,000 committed revolving credit facility (the “Revolving Facility”) with Bank of America N.A. (“BofA”), as administrative agent, and BNP Paribas Securities Corp., BBVA Compass, Credit Agricole Corporate and Investment Bank (“Credit Agricole”) and TD Securities, each as syndication agents, which expires in October 2018. The Revolving Facility has a $100,000 total letter of credit sublimit. At September 30, 2017, we had $553,531 and $45,049 of outstanding borrowings and letters of credit, respectively, under the facility, providing $551,420 of available capacity, of which $54,951 was available for letters of credit based on our total letter of credit sublimit.
We also have a five-year, $800,000 committed revolving credit facility (the “Second Revolving Facility”) with BofA, as administrative agent, and BNP Paribas Securities Corp., BBVA Compass, Credit Agricole and Bank of Tokyo Mitsubishi UFJ, each as syndication agents, which expires in July 2020. The Second Revolving Facility supplements our Revolving Facility, and has a $100,000 total letter of credit sublimit. At September 30, 2017, we had $343,325 and $73,262 of outstanding borrowings and letters of credit, respectively, under the facility, providing $383,413 of available capacity, of which $26,738 was available for letters of credit based on our total letter of credit sublimit.
Maximum outstanding borrowings under our Revolving Facility and Second Revolving Facility (together, “Committed Facilities”) during the nine months ended September 30, 2017, were approximately $1,700,000. We are assessed quarterly commitment fees on the unutilized portion of the facilities as well as letter of credit fees on outstanding letters of credit. Interest on borrowings is assessed at either prime plus 4.00% or LIBOR plus 5.00%. In addition, our fees for financial and performance letters of credit are 5.00% and 3.50%, respectively. During the nine months ended September 30, 2017, our weighted average interest rate on borrowings under the Revolving Facility and Second Revolving Facility was approximately 4.90% and 7.90%, respectively, inclusive of the applicable floating margin. The Committed Facilities have financial and restrictive covenants described further below. As a result of the August 9, 2017 amendment described below, the proceeds from the sale of our Technology Operations are required to be used to repay our debt obligations.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Uncommitted Facilities—We also have various short-term, uncommitted letter of credit facilities (the “Uncommitted Facilities”) across several geographic regions, under which we had $1,548,445 of outstanding letters of credit as of September 30, 2017.
Term Loans—On February 13, 2017, we paid the remaining $300,000 of principal on our four-year, $1,000,000 unsecured term loan (the “Term Loan”) with BofA as administrative agent. Interest was based on LIBOR plus an applicable floating margin for the period (0.98% and 2.25%, respectively). In conjunction with the repayment of the Term Loan, we also settled our associated interest rate swap that hedged against a portion of the Term Loan, which resulted in a weighted average interest rate of approximately 2.6% for the period.
At September 30, 2017, we had $462,500 outstanding under a five-year, $500,000 term loan (the “Second Term Loan”) with BofA as administrative agent. Interest and principal under the Second Term Loan is payable quarterly in arrears, and interest is assessed at either prime plus 4.00% or LIBOR plus 5.00%. During the nine months ended September 30, 2017, our weighted average interest rate on the Second Term Loan was approximately 4.80%, inclusive of the applicable floating margin. Future annual maturities for the Second Term Loan are $18,750, $75,000, $75,000 and $293,750 for 2017, 2018, 2019, and 2020, respectively. As a result of the August 9, 2017 amendment described below, the proceeds from the sale of our Technology Operations are required to be used to repay our debt obligations. The Second Term Loan has financial and restrictive covenants described further below.
Senior Notes—We have a series of senior notes totaling $588,154 in aggregate principal amount outstanding as of September 30, 2017 (the “Senior Notes”). The Senior Notes include Series A through D and contained the following terms at September 30, 2017:

•	Series A—Interest due semi-annually at a fixed rate of 7.15%, with principal of $105,396 due in December 2017

•	Series B—Interest due semi-annually at a fixed rate of 7.57%, with principal of $166,779 due in December 2019

•	Series C—Interest due semi-annually at a fixed rate of 8.15%, with principal of $196,515 due in December 2022

•	Series D—Interest due semi-annually at a fixed rate of 8.30%, with principal of $119,464 due in December 2024
The principal balances above reflect the use of $211,846 of the proceeds from the sale of our Capital Services Operations to repay a portion of each series of senior notes during the third quarter 2017 in the following amounts: Series A - $44,604, Series B - $58,221, Series C - $78,485 and Series D - $30,536. As a result of the August 9, 2017 amendment described below, the proceeds from the sale of our Technology Operations are required to be used to repay our debt obligations.
We also have senior notes totaling $142,883 in aggregate principal amount outstanding as of September 30, 2017 (the “Second Senior Notes”) with BofA as administrative agent. Interest is payable semi-annually at a fixed rate of 7.53%, with principal of $142,883 due in July 2025. The principal balance reflects the use of $57,100 of the proceeds from the sale of the Capital Services Operations to repay a portion of the Second Senior Notes. As a result of the August 9, 2017 amendment described below, the proceeds from the sale of our Technology Operations are required to be used to repay our debt obligations.
The Senior Notes and Second Senior Notes (together, the “Notes”) have financial and restrictive covenants described further below. The Notes also include provisions relating to our credit profile, which if not maintained will result in an incremental annual cost of up to 1.50% of the outstanding balance under the Notes. Further, the Notes include provisions relating to our leverage, which if not maintained, could result in an incremental annual cost of up to 1.00% (depending on our leverage level) of the outstanding balance under the Notes, provided that the incremental annual cost related to our credit profile and leverage cannot exceed 2.00% per annum. Finally, the Notes are subject to a make-whole premium in connection with certain prepayment events.
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

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On May 8, 2017, and effective for the period ended March 31, 2017, we further amended our Senior Facilities. The amendments:

•
Required us to secure the Senior Facilities through the pledge of cash, accounts receivable, inventory, fixed assets, certain real property, and stock of subsidiaries, which was in the process of being completed as of September 30, 2017, and will result in substantially all of our assets, subject to customary exceptions, being pledged as collateral for our Senior Facilities.

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
On August 9, 2017, (the “Effective Date”), and effective for the period ended June 30, 2017, we further amended our Senior Facilities. The amendments waived our noncompliance with our existing covenants as of June 30, 2017 and certain other defaults and events of default. In addition, the amendments:

•	Eliminate our Minimum Net Worth covenant required by our previous amendments.

•
Require minimum levels of trailing 12-month earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined by the amendments, as follows: $500,000 at September 30, 2017; $550,000 at December 31, 2017; $500,000 at March 31, 2018; $450,000 at June 30, 2018 and September 30, 2018; and $425,000 at December 31, 2018 and thereafter (“Minimum EBITDA”). Trailing 12-month EBITDA for purposes of determining compliance with the Minimum EBITDA covenant is adjusted to exclude: an agreed amount attributable to any restructuring or integration charges during the third and fourth quarters of 2017; an agreed amount attributable to previous charges on certain projects which occurred during the first and second quarters of 2017; and an agreed amount for potential future charges for the same projects if they were to be incurred during the third and fourth quarters of 2017 (collectively, the “EBITDA Addbacks”).

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

•
Require us to maintain a minimum aggregate availability under our Committed Facilities, including borrowings and letters of credit, of $150,000 at all times from the Effective Date through the date of the Technology Sale, and $250,000 thereafter (“Minimum Availability”). Our amendments require the proceeds from the Technology Sale be used to repay our Senior Facilities (“Mandatory Repayment Amount”). Further, our aggregate capacity under the Committed Facilities will be reduced by seventy percent (70%) of the portion of the Mandatory Repayment Amount allocable to the Committed Facilities, upon closing the Technology Sale and certain other mandatory prepayment events.

•
Limit the amount of certain of our funded indebtedness to $3,000,000 prior to the Technology Sale and $2,900,000 thereafter, in each case, subject to reduction pursuant to scheduled repayments and mandatory prepayments thereof (but, with respect to the Committed Facilities, only to the extent the commitments have been reduced by such prepayments) made by us after the Effective Date.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Prohibit mergers and acquisitions, open-market share repurchases and dividend payments and certain inter-company transactions.

•	Replace the previous financial letter of credit sublimits for our Revolving Facility and Second Revolving Facility with a total $100,000 letter of credit sublimit for each.

•	Adjust the interest rates on our Senior Facilities to the rates described further above.
As discussed above, our amended covenants require, among other things, the completion of our plan to sell the Technology Operations and utilization of the proceeds to repay our outstanding debt obligations. Further, we are required to comply with various new restrictive and financial covenants, including the Minimum EBITDA and Minimum Availability covenants. Although we received temporary suspension of our Maximum Leverage Ratio and Minimum Fixed Charge Coverage Ratio, these covenants will resume effective March 31, 2018. At September 30, 2017, we were in compliance with all of our amended restrictive and financial covenants. Based on our forecasted EBITDA and cash flows, we project that future compliance with certain covenants subsequent to December 31, 2017 will require the completion of the Technology Sale and associated net proceeds consistent with our expectations. Accordingly, debt of approximately $1,000,000, which by its terms is due beyond one year and would otherwise be shown as long-term, has been classified as current, as certain factors regarding our compliance with such covenants is beyond our control.
It is our intention to execute the actions necessary to enable us to maintain compliance with the financial and other covenants described above. In July we initiated the steps necessary to market and sell our Technology Operations and are on schedule with our plan. We expect to receive final offers for the business by late November 2017, and based on the information available at this time, we believe that we will complete the transaction with sufficient proceeds to satisfy our obligation under the terms of our amendments. Although the timing required to close such a transaction remains uncertain, if we enter into a transaction on the required timeline, we expect that we will be able to obtain an extension of time from the administrative agents for our Bank Facilities and holders of a majority of the outstanding Notes to complete the Technology Sale. We believe we will accomplish our plans to maintain compliance with our financial and other covenants, and will be successful renewing or replacing the capacity available under our Revolving Facility (which expires in October 2018) and Second Revolving Facility through traditional or alternative financing options, including private or public funding sources. See “Liquidity and Capital Resources” within Item 2 for further discussion.
In addition to providing letters of credit, we also issue surety bonds in the ordinary course of business to support our contract performance. At September 30, 2017, we had $375,828 of outstanding surety bonds in support of our projects. In addition, we had $419,914 of surety bonds maintained on behalf of our former Capital Services Operations, for which we have received an indemnity from CSVC. We also continue to maintain guarantees on behalf of our former Capital Services Operations in support of approximately $99,000 of backlog, for which we have also received an indemnity.
Capitalized interest was insignificant for the nine months ended September 30, 2017 and 2016.
10. FINANCIAL INSTRUMENTS
Derivatives
Foreign Currency Exchange Rate Derivatives—At September 30, 2017, the notional value of our outstanding forward contracts to hedge certain foreign exchange-related operating exposures was approximately $209,000. These contracts vary in duration, maturing up to four years from period-end. We designate certain of these hedges as cash flow hedges and accordingly, changes in their fair value are recognized in AOCI until the associated underlying operating exposure impacts our earnings. Forward points, which are deemed to be an ineffective portion of the hedges, are recognized within cost of revenue and are not material.
Financial Instruments Disclosures
Fair Value—Financial instruments are required to be categorized within a valuation hierarchy based on the lowest level of input that is significant to the fair value measurement. The three levels of the valuation hierarchy are as follows:

•	Level 1—Fair value is based on quoted prices in active markets.

•
Level 2—Fair value is based on internally developed models that use, as their basis, readily observable market parameters. Our derivative positions are classified within level 2 of the valuation hierarchy as they are valued using quoted market prices for similar assets and liabilities in active markets. These level 2 derivatives are valued utilizing an income approach, which discounts future cash flow based on current market expectations and adjusts for credit risk.

•
Level 3—Fair value is based on internally developed models that use, as their basis, significant unobservable market parameters. We did not have any level 3 classifications at September 30, 2017 or December 31, 2016.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the fair value of our foreign currency exchange rate derivatives and interest rate derivatives at September 30, 2017 and December 31, 2016, respectively, by valuation hierarchy and balance sheet classification:

	September 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivative Assets (1)
Other current assets	$—	$2,252	$—	$2,252	$—	$1,146	$—	$1,146
Other non-current assets	—	379	—	379	—	82	—	82
Total assets at fair value	$—	$2,631	$—	$2,631	$—	$1,228	$—	$1,228
Derivative Liabilities
Other current liabilities	$—	$(1,838)	$—	$(1,838)	$—	$(3,509)	$—	$(3,509)
Other non-current liabilities	—	(193)	—	(193)	—	(725)	—	(725)
Total liabilities at fair value	$—	$(2,031)	$—	$(2,031)	$—	$(4,234)	$—	$(4,234)

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

The carrying values of our cash and cash equivalents (primarily consisting of bank deposits), accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. At September 30, 2017, the fair value of our Second Term Loan, based on the current market rates for debt with similar credit risk and maturities, approximated its carrying value as interest is based on LIBOR plus an applicable floating margin. At September 30, 2017, the fair values of our Senior Notes and Second Senior Notes, based on the current market rates for debt with similar credit risk and maturities, approximated their carrying values due to their classification as current on our Balance Sheet. At December 31, 2016, our Senior Notes and Second Senior Notes had a total fair value of approximately $785,700 and $206,400, respectively, based on current market rates for debt with similar credit risk and maturities and were categorized within level 2 of the valuation hierarchy.
Derivatives Disclosures
Fair Value—The following table presents the total fair value by underlying risk and balance sheet classification for derivatives designated as cash flow hedges and derivatives not designated as cash flow hedges at September 30, 2017 and December 31, 2016:

	Other Current and Non-Current Assets		Other Current and Non-Current Liabilities
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Derivatives designated as cash flow hedges
Interest rate	$—	$49	$—	$—
Foreign currency	372	109	(6)	(536)
Fair value	$372	$158	$(6)	$(536)
Derivatives not designated as cash flow hedges
Foreign currency	$2,259	$1,070	$(2,025)	$(3,698)
Fair value	$2,259	$1,070	$(2,025)	$(3,698)
Total fair value	$2,631	$1,228	$(2,031)	$(4,234)

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Master Netting Arrangements (“MNAs”)—Our derivatives are executed under International Swaps and Derivatives Association MNAs, which generally allow us and our counterparties to net settle, in a single net payable or receivable, obligations due on the same day, in the same currency and for the same type of derivative instrument. We have elected the option to record all derivatives on a gross basis in our Balance Sheet. The following table presents our derivative assets and liabilities at September 30, 2017 on a gross basis and a net settlement basis:

	Gross Amounts Recognized (i)	Gross Amounts Offset on the Balance Sheet (ii)	Net Amounts Presented on the Balance Sheet (iii) = (i) - (ii)	Gross Amounts Not Offset on the Balance Sheet (iv)		Net Amount (v) = (iii) - (iv)
				Financial Instruments	Cash Collateral Received
Derivative Assets
Foreign currency	2,631	—	2,631	(268)	—	2,363
Total assets	$2,631	$—	$2,631	$(268)	$—	$2,363
Derivative Liabilities
Foreign currency	(2,031)	—	(2,031)	268	—	(1,763)
Total liabilities	$(2,031)	$—	$(2,031)	$268	$—	$(1,763)
AOCI/Other—The following table presents the total value, by underlying risk, recognized in other comprehensive income (“OCI”) and reclassified from AOCI to interest expense (interest rate derivatives) and cost of revenue (foreign currency derivatives) during the three and nine months ended September 30, 2017 and 2016 for derivatives designated as cash flow hedges:

	Amount of Gain (Loss) on Effective Derivative Portion
	Recognized in OCI				Reclassified from AOCI into Earnings (1)
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016	2017	2016	2017	2016
Derivatives designated as cash flow hedges
Interest rate	$—	$159	$—	$(802)	$—	$(110)	$49	$(454)
Foreign currency	(420)	(401)	759	420	255	142	463	(772)
Total	$(420)	$(242)	$759	$(382)	$255	$32	$512	$(1,226)

(1)	Net unrealized gains totaling approximately $307 are anticipated to be reclassified from AOCI into earnings during the next 12 months due to settlement of the associated underlying obligations.
The following table presents the total value recognized in cost of revenue for the three and nine months ended September 30, 2017 and 2016 for foreign currency derivatives not designated as cash flow hedges:

	Amount of Gain (Loss) Recognized in Earnings
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Derivatives not designated as cash flow hedges
Foreign currency	$(6,210)	$(3,058)	$(6,606)	$(12,217)
Total	$(6,210)	$(3,058)	$(6,606)	$(12,217)

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. RETIREMENT BENEFITS
Our 2016 Annual Report disclosed anticipated 2017 defined benefit pension and other postretirement plan contributions of approximately $17,000 and $2,500, respectively (approximately $15,900 and $2,500, respectively, associated with our continuing operations). The following table provides updated contribution information for the plans of our continuing operations at September 30, 2017:

	Pension Plans	Other Postretirement Plans
Contributions made through September 30, 2017	$11,845	$1,442
Contributions expected for the remainder of 2017	5,047	619
Total contributions expected for 2017	$16,892	$2,061
The following table provides a breakout of the components of net periodic benefit cost (income) associated with our defined benefit pension and other postretirement plans of our continuing operations for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Pension Plans
Service cost	$2,778	$2,159	$7,973	$6,463
Interest cost	4,541	5,398	13,299	16,579
Expected return on plan assets	(5,792)	(6,264)	(17,091)	(19,315)
Amortization of prior service credits	(164)	(154)	(463)	(460)
Recognized net actuarial losses	1,345	1,259	3,955	3,870
Settlement expense (1)	—	—	2,426	—
Net periodic benefit cost	$2,708	$2,398	$10,099	$7,137
Other Postretirement Plans
Service cost	$170	$176	$512	$528
Interest cost	342	340	1,026	1,021
Recognized net actuarial gains	(685)	(840)	(2,055)	(2,521)
Net periodic benefit income	$(173)	$(324)	$(517)	$(972)

(1)
Net periodic benefit cost in 2017 was impacted by the settlement of our qualified Canadian pension plan in the second quarter 2017. The settlement resulted in the immediate recognition of previously unrecognized actuarial gains related to the plan that were previously included in AOCI.

12. COMMITMENTS AND CONTINGENCIES
General—We have been and may from time to time be named as a defendant in legal actions claiming damages in connection with engineering and construction projects and other services we provide, and other matters. These are typically claims that arise in the normal course of business, including employment-related claims and contractual disputes or claims for personal injury or property damages which occur in connection with services performed relating to project or construction sites. Contractual disputes normally involve claims relating to the timely completion of projects, design or other engineering services or project construction services provided by us. We do not believe that any of our pending contractual, employment-related personal injury or property damage claims and disputes will have a material adverse effect on our results of operations, financial position or cash flow. See Note 15 for additional discussion of claims associated with our projects.
Project Arbitration Matter—The customer for one of our large cost-reimbursable projects has filed a request for arbitration with the International Chamber of Commerce, alleging cost overruns on the project, which has been completed. The customer has not provided evidence to substantiate its allegations, and we believe all amounts incurred and billed on the project, including outstanding receivables of approximately $243,000 as of September 30, 2017, are contractually due under the provisions of our contract and are recoverable, but have been classified as a non-current asset on our Balance Sheet as we do not anticipate collection within the next year. We do not believe a risk of material loss is probable related to this matter, and accordingly, no amounts have been accrued. While it is possible that a loss may be incurred, we are unable to estimate the range of potential loss, if any. Further, we have asserted counterclaims for our outstanding receivables.

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
Asbestos Litigation—We are a defendant in numerous lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Over the past several decades and through September 30, 2017, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 6,200 plaintiffs and, of those claims, approximately 1,200 claims were pending and 5,000 have been closed through dismissals or settlements. Over the past several decades and through September 30, 2017, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount of approximately two thousand dollars per claim. We review each case on its own merits and make accruals based on the probability of loss and our estimates of the amount of liability and related expenses, if any. Although we have seen an increase in the number of recent filings, especially in one specific venue, we do not believe the increase or any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow, and at September 30, 2017, we had approximately $7,100 accrued for liability and related expenses. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that we may expect to recover because of the variability in coverage amounts, limitations and deductibles or the viability of carriers, with respect to our insurance policies for the years in question.
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

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents changes in AOCI, net of tax, by component, during the nine months ended September 30, 2017:

	Currency Translation Adjustment (1)	Unrealized Fair Value Of Cash Flow Hedges	Defined Benefit Pension and Other Postretirement Plans	Total
Balance at December 31, 2016	$(264,562)	$(213)	$(130,841)	$(395,616)
OCI before reclassifications	82,327	937	(15,870)	67,394
Amounts reclassified from AOCI	—	(314)	3,472	3,158
Net OCI	82,327	623	(12,398)	70,552
Balance at September 30, 2017	$(182,235)	$410	$(143,239)	$(325,064)

(1)
During the nine months ended September 30, 2017, the currency translation adjustment component of AOCI was favorably impacted by net movements in the Australian Dollar, British Pound and Euro exchange rates against the U.S. Dollar.

The following table presents reclassification of AOCI into earnings, net of tax, for each component, during the nine months ended September 30, 2017:

Amount Reclassified From AOCI
Unrealized Fair Value Of Cash Flow Hedges (1)
Interest rate derivatives (interest expense)	$(49)
Foreign currency derivatives (cost of revenue)	(463)
Total before tax	$(512)
Tax	198
Total net of tax	$(314)
Defined Benefit Pension and Other Postretirement Plans (2)
Amortization of prior service credits for continuing operations	$(463)
Recognized net actuarial losses for continuing operations	4,398
Amortization of prior service credits for discontinued operations	(10)
Recognized net actuarial losses for discontinued operations	643
Total before tax	$4,568
Tax	(1,096)
Total net of tax	$3,472

(1)	See Note 10 for further discussion of our cash flow hedges, including the total value reclassified from AOCI to earnings.

(2)	See Note 11 for further discussion of our defined benefit and other postretirement plans, including the components of net periodic benefit cost.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. EQUITY-BASED INCENTIVE PLANS AND OTHER EQUITY ACTIVITY
General—Under our equity-based incentive plans (our “Incentive Plans”), we can issue shares to employees and directors in the form of restricted stock units (“RSUs”), performance based shares (including those based on financial or stock price performance) and stock options. Changes in common stock, APIC and treasury stock during the nine months ended September 30, 2017 and 2016 primarily relate to activity associated with our Incentive Plans and share repurchases.
Share Grants—During the nine months ended September 30, 2017, we had the following share grants associated with our Incentive Plans:

	Shares (1)	Weighted Average Grant-Date Fair Value per Share
RSUs	1,178	$31.76
Financial performance based shares	597	$36.00
Stock performance based shares	149	$44.21
Total shares granted	1,924

(1)	No stock options were granted during the nine months ended September 30, 2017.
Share Issuances—During the nine months ended September 30, 2017, we had the following share issuances associated with our Incentive Plans and employee stock purchase plan (“ESPP”):

Shares
Financial performance based shares (issued upon vesting)	49
RSUs (issued upon vesting)	960
Stock options (issued upon exercise)	66
ESPP shares (issued upon sale)	380
Total shares issued	1,456
Stock-Based Compensation Expense—During the three months ended September 30, 2017 and 2016, we recognized $8,079 and $9,824, respectively (including $0 and $643, respectively, associated with our discontinued Capital Services Operations and $927 and $896, respectively, associated with our discontinued Technology Operations), of stock-based compensation expense, and during the nine months ended September 30, 2017 and 2016, we recognized $34,520 and $30,982, respectively (including $6,874 and $2,283, respectively, associated with our discontinued Capital Services Operations and $2,622 and $3,170, respectively, associated with our discontinued Technology Operations), of stock-based compensation expense, primarily within selling and administrative expense. We recognize forfeitures as they occur, rather than estimating expected forfeitures.
Share Repurchases—During the nine months ended September 30, 2017, we repurchased 330 shares for $9,632 (an average price of $29.19) for taxes withheld on taxable share distributions.
15. UNAPPROVED CHANGE ORDERS, CLAIMS, INCENTIVES AND OTHER PROJECT MATTERS
Unapproved Change Orders, Claims and Incentives—We have unapproved change orders and claims (collectively, “Claims”) and incentives included in project price for consolidated and proportionately consolidated projects within both our operating groups.
At September 30, 2017 and December 31, 2016, our pro-rata share of Claims included in project price totaled approximately $580,100 and $121,100, respectively, for projects in both operating groups. Our Claims at September 30, 2017 are primarily related to two completed projects and our proportionately consolidated joint venture projects. The Claims are primarily associated with schedule related delays (including force majeure weather events) and related prolongation costs, fabrication activities, and disputes regarding certain reimbursable billings. Our claims increased by approximately $60,000 during the third quarter 2017 and related primarily to the impacts of Hurricane Harvey. Approximately $266,000 of the Claim amounts at September 30, 2017 are subject to arbitration or dispute resolution proceedings that are progressing, and the remainder are subject to ongoing commercial discussions. Further, approximately $507,600 of the Claim amounts had been recognized as revenue on a cumulative POC basis through September 30, 2017. Of the recognized Claim amounts at September 30, 2017, approximately $150,000 had been paid by the respective customers, approximately $40,000 has been reflected within non-current assets on our Balance Sheet as we do not anticipate collection within the next year, and the remainder has been reflected within cost and estimated earnings in excess of billings on our Balance Sheet.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At September 30, 2017 and December 31, 2016, we also had incentives included in project price of approximately $30,200 and $43,000, respectively, for projects within both operating groups. Approximately $15,800 of such amounts had been recognized as revenue on a cumulative POC basis through September 30, 2017.
The aforementioned amounts recorded in project price and recognized as revenue reflect our best estimates of recovery; however, the ultimate resolution and amounts received could differ from these estimates and could have a material adverse effect on our results of operations, financial position and cash flow. See Note 12 for further discussion of outstanding receivables related to one of our completed large cost-reimbursable projects.
Westinghouse Bankruptcy—At September 30, 2017, we had approximately $30,000 of accounts receivable and unbilled amounts due from Westinghouse. On March 29, 2017, Westinghouse filed voluntary petitions to reorganize under Chapter 11 of the U.S. Bankruptcy Code (“Westinghouse Bankruptcy”). We currently do not believe the Westinghouse Bankruptcy will impact the realizability of the receivable amounts and therefore, no amounts have been reserved as of September 30, 2017.
Project Changes in Estimates—Backlog for each of our operating groups generally consists of several hundred contracts and our results may be impacted by changes in estimated project margins. For the three months ended September 30, 2017, significant changes in estimated margins on four projects within our Engineering & Construction operating group resulted in a decrease to our income from operations of approximately $54,000 ($38,000 for two U.S. gas turbine power projects and $16,000 for two U.S. LNG export facility projects) as discussed further below. For the nine months ended September 30, 2017, significant changes in estimated margins on the same four projects resulted in a decrease to our income from operations of approximately $769,000 ($362,000 for two U.S. gas turbine power projects and $407,000 for two U.S. LNG export facility projects) as discussed further below. In addition, for the nine months ended September 30, 2017, changes in estimated margins on a large consolidated joint venture project and separate cost reimbursable project within our Engineering & Construction operating group resulted in an increase to our income from operations of approximately $103,000 (benefiting from changes in estimated recoveries in the first quarter 2017).
For the three months ended September 30, 2017, significant changes in estimated margins on one project (that is substantially complete) within our Fabrication Services operating group resulted in a decrease to our income from operations of approximately $17,000; however, this impact was substantially offset by changes in estimated margins on various other projects that were not individually significant. For the nine months ended September 30, 2017, individual projects with significant changes in estimated margins within our Fabrication Services operating group did not have a material net impact on our income from operations.
For the three and nine months ended September 30, 2016, significant changes in estimated margins on two projects resulted in an increase to our income from operations of approximately $112,000, and significant changes in estimated margins on two other projects resulted in a decrease to our income from operations of approximately $104,000, all within our Engineering & Construction operating group.
U.S. Gas Turbine Power Projects
The two aforementioned U.S. gas turbine power projects were in a loss position at September 30, 2017, and were impacted by changes in estimated margins during the first half of 2017 and third quarter 2017. The increases in the first half of 2017 were due primarily to lower than anticipated craft labor productivity (including reductions to our forecasted productivity estimates to levels that are in line with our overall historical experience on the projects); slower than anticipated benefits from mitigation plans; and further extensions of schedule and related prolongation costs (including schedule liquidated damages) resulting from the aforementioned impacts. The projects continued to be impacted during the third quarter 2017 by lower than anticipated craft labor productivity, and further extensions of schedule and related prolongation costs. Although labor productivity was below our expectations, we are nearing completion on one of the projects, and continue to believe we can achieve productivity levels on the other project that are consistent with our overall historical experience on the project. At September 30, 2017, the project nearing completion was approximately 93% complete, had a reserve for estimated losses of approximately $13,000, and is forecasted to be completed in December 2017 (representing a one month extension from our estimates as of June 30, 2017). The other project was approximately 76% complete, had a reserve for estimated losses of approximately $80,000, and is forecasted to be completed in July 2018 (representing a two month extension from our estimates as of June 30, 2017). If future direct and subcontract labor productivity differ from our current estimates, our schedules are further extended, or the projects incur increased schedule liquidated damages due to our inability to reach favorable commercial resolution on such matters, the projects would experience further losses.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. LNG Export Facility Projects
The two aforementioned U.S. LNG export facility projects relate to our projects in Hackberry, Louisiana and Freeport, Texas and were impacted by changes in estimated margins during the first half of 2017, and to a lesser extent, the third quarter 2017. A majority of the impacts during the first half of 2017 occurred in the second quarter and relate to the Hackberry project, which was slightly above break-even at September 30, 2017. The project was impacted primarily by lower than anticipated craft labor productivity (including reductions to our forecasted productivity estimates as trending results of certain disciplines provided increased evidence that previously forecasted productivity estimates were unlikely to be achieved); weather related delays; increased material, construction and fabrication costs due to quantity growth and material delivery delays; higher than anticipated estimates from subcontractors for their work scopes; and extensions of schedule and related prolongation costs resulting from the aforementioned. The revised schedule was submitted to the owner during the second quarter 2017 and represented a several month extension from our March 31, 2017 estimates for certain LNG trains. Our current forecast for the project anticipates improvement in productivity from our overall historical experience on the project (as we make progress on each LNG train) and actions to reduce our schedule related costs. The aforementioned impact for the first half of 2017 includes the benefit of an increase in project price for claims on the project during the first quarter 2017 related primarily to weather related impacts.
The remaining impacts for the first half of 2017 relate to the Freeport project, which was impacted in the second quarter primarily by increased material, construction and fabrication costs due to quantity growth and material delivery delays, and potential extensions of schedule and related prolongation costs resulting from the aforementioned.
The impacts on the projects for the third quarter 2017 were primarily the result of additional prolongation costs, due in part to the direct impacts of Hurricane Harvey on the projects. Such direct impacts included the cost of demobilization and remobilization and damaged materials. The impacts for the third quarter 2017 were partially offset by an increase in project price for claims related to the Hurricane Harvey impacts on the projects. Although we have preliminarily estimated the direct impacts of Hurricane Harvey on the projects, we are continuing to evaluate and estimate the indirect impacts of the hurricane, including potential impacts to productivity and schedule and related prolongation costs. Although such impacts could be significant, we believe any costs incurred as a result of Hurricane Harvey are recoverable under the contractual provisions of our contracts, including force majeure.
If future direct and subcontract labor productivity differ from our current estimates, our schedules are further extended, we are unable to fully recover the direct and indirect costs associated with the impacts of Hurricane Harvey, or the projects incur schedule liquidated damages due to our inability to reach favorable legal or commercial resolution on such matters, the projects would experience further decreases in estimated margins.
16. SEGMENT INFORMATION
Our management structure and internal and public segment reporting are aligned based on the services offered by our two operating groups, which represent our reportable segments: Engineering & Construction and Fabrication Services. Our chief operating decision maker evaluates the performance of these two operating groups based on revenue and income from operations. Each operating group’s income from operations reflects corporate costs, allocated based primarily on revenue. Intersegment revenue for our continuing operations is netted against the revenue of the segment receiving the intersegment services. For the three months ended September 30, 2017 and 2016, intersegment revenue totaled approximately $72,000 and $73,500, respectively, and for the nine months ended September 30, 2017 and 2016, intersegment revenue totaled approximately $276,200 and $139,000, respectively. Intersegment revenue for these periods primarily related to services provided by our Fabrication Services operating group to our Engineering & Construction operating group.
As a result of the classification of our Capital Services Operations (which was primarily comprised of our former Capital Services reportable segment) and our Technology Operations (primarily comprised of our former Technology reportable segment and our Engineered Products Operations, representing a portion of our Fabrication Services reportable segment) as discontinued operations, the 2016 information for our remaining segments presented below has been recast to reflect: 1) a reallocation of certain corporate amounts previously allocated to the Capital Services segment, Technology segment and Fabrication Services segment that were not assignable to the discontinued operations, 2) the portions of the previously reported Capital Services segment, Technology segment and Fabrication Services segment that were not included in the Capital Services Operations or Technology Operations, and 3) the portions of our remaining two segments that were included in the Capital Services Operations or Technology Operations. In addition, revenue for the remaining segments has been recast to reflect the intersegment revenue with our Capital Services Operations and Technology Operations that was previously eliminated prior to the discontinued operations classification (approximately $39,000 and $75,900 for the three months ended September 30, 2017 and 2016, respectively, and approximately $178,200 and $208,600 for the nine months ended September 30, 2017 and 2016, respectively).

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents total revenue and income (loss) from continuing operations by reportable segment for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue
Engineering & Construction	$1,348,033	$1,670,879	$3,409,081	$4,794,000
Fabrication Services	389,731	466,998	1,259,609	1,406,713
Total revenue	$1,737,764	$2,137,877	$4,668,690	$6,200,713

Operating Income (Loss) From Continuing Operations
Engineering & Construction	$13,051	$126,824	$(505,855)	$323,891
Fabrication Services	26,142	27,752	97,599	89,534
Total operating groups	39,193	154,576	(408,256)	413,425
Restructuring related costs	(26,882)	—	(30,882)	—
Total operating income (loss) from continuing operations	$12,311	$154,576	$(439,138)	$413,425
The following table presents total assets of our continuing operations by reportable segment and discontinued operations at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Assets
Engineering & Construction	$3,792,000	$3,738,303
Fabrication Services	2,181,125	2,114,637
Total assets of continuing operations	5,973,125	5,852,940
Assets of discontinued Technology Operations (Note 4)	1,103,888	1,109,604
Assets of discontinued Capital Services Operations (Note 4)	—	876,876
Total assets	$7,077,013	$7,839,420

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
OVERVIEW
General—We provide a wide range of services through our two operating groups, including conceptual design, engineering, procurement, fabrication, modularization, construction and commissioning services to customers in the energy infrastructure market throughout the world. Our two operating groups, which represent our reportable segments and continuing operations, include Engineering & Construction and Fabrication Services.
Our former Capital Services Operations (primarily comprised of our former Capital Services reportable segment), was sold on June 30, 2017 and is reported as a discontinued operation. Our Technology Operations (primarily comprised of our former Technology reportable segment and our Engineered Products Operations, representing a portion of our Fabrication Services reportable segment), is held for sale and is also reported as a discontinued operation (see Note 2 and Note 4 to our Financial Statements for further discussion of our discontinued operations).
Our Capital Services Operations provided comprehensive and integrated maintenance services, environmental engineering and remediation, construction services, program management, and disaster response and recovery services for private-sector customers and governments. Our Technology Operations provide proprietary process technology licenses and associated engineering services, catalysts and engineered products, primarily for the petrochemical and refining industries, and offers process planning and project development services and a comprehensive program of aftermarket support.
We continue to be broadly diversified across the global energy infrastructure market with a backlog of $10.7 billion at September 30, 2017 (including approximately $899.9 million related to our equity method joint ventures). Our geographic diversity is illustrated by approximately 15% of our year-to-date 2017 revenue coming from projects outside the U.S. and approximately 20% of our September 30, 2017 backlog being comprised of projects outside the U.S. The geographic mix of our revenue will evolve consistent with changes in our backlog mix, as well as shifts in future global energy demand. Our diversity in energy infrastructure end markets ranges from downstream activities such as gas processing, liquefied natural gas (“LNG”), refining, and petrochemicals, to fossil based power plants and upstream activities such as offshore oil and gas and onshore oil sands projects. Planned investments across the natural gas value chain, including LNG and petrochemicals, remain strong over the intermediate to long term, and we anticipate additional benefits from continued investments in projects based on U.S. shale gas. Global investments in power and petrochemical facilities are expected to continue, as are investments in various types of facilities which require storage structures and pre-fabricated pipe.
Our long-term contracts are awarded on a competitively bid and negotiated basis using a range of contracting options, including cost-reimbursable, fixed-price and hybrid, which has both cost-reimbursable and fixed-price characteristics. Under cost-reimbursable contracts, we generally perform our services in exchange for a price that consists of reimbursement of all customer-approved costs and a profit component, which is typically a fixed rate per hour, an overall fixed fee or a percentage of total reimbursable costs. Under fixed-price contracts, we perform our services and execute our projects at an established price. The timing of our revenue recognition may be impacted by the contracting structure of our contracts. Cost-reimbursable contracts, and hybrid contracts with a more significant cost-reimbursable component, generally provide our customers with greater influence over the timing of when we perform our work, and accordingly, such contracts often result in less predictability with respect to the timing of our revenue. Fixed-price contracts, and hybrid contracts with a more significant fixed-price component, tend to provide us with greater control over project schedule and the timing of when work is performed and costs are incurred, and accordingly, when revenue is recognized. Our shorter-term contracts and services are generally provided on a cost-reimbursable, fixed-price or unit price basis. Our September 30, 2017 backlog distribution by contracting type was approximately 90% fixed-price, hybrid, or unit based, and 10% cost-reimbursable and is further described below within our operating group discussion.
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
In addition to the quarterly variability that occurs in our business, our future quarterly consolidated operating results will be impacted by the sale of our Capital Services Operations, which closed on June 30, 2017 and is reported as a discontinued operation (see Note 2 and Note 4 to our Financial Statements for further discussion). Further, in July 2017, we initiated a plan to market and sell our Technology Operations, the proceeds of which will be used to significantly reduce our outstanding debt, discussed below within “Liquidity and Capital Resources”. We classified the Technology Operations as held for sale during the third quarter 2017 and our future quarterly consolidated operating results will be impacted subsequent to the sale. In addition, as discussed below within “Results of Operations”, during the first nine months of 2017 we experienced changes in estimated margins on our two U.S. LNG export facility projects and two of our U.S. gas turbine power projects within our Engineering & Construction operating group, which negatively impacted our results, and will result in future revenue on the projects being recognized at these lower margins until the backlog for such projects is completed.
As previously disclosed, as a result of project impacts in the second quarter 2017, we would not have been in compliance with our previously amended financial covenants for our Senior Facilities as of June 30, 3017 without certain waivers and amendments. Accordingly, effective August 9, 2017, and effective for the period ended June 30, 2017, we amended our Senior Facilities. Such amendments impacted our debt classification at September 30, 2017. At September 30, 2017, we were in compliance with all of our restrictive and financial covenants. See “Liquidity and Capital Resources” below for further discussion.
Engineering & Construction—Our Engineering & Construction operating group provides engineering, procurement, and construction (“EPC”) services for major energy infrastructure facilities.
Backlog for our Engineering & Construction operating group comprised approximately $9.2 billion (86%) of our consolidated September 30, 2017 backlog (including approximately $899.9 million related to our equity method joint ventures). The backlog composition by end market was approximately 40% petrochemical, 30% LNG, 25% power, and 5% refining. Our petrochemical backlog was primarily concentrated in the U.S. and the Middle East region and we anticipate that our future opportunities will continue to be primarily derived from these regions. Our LNG backlog was primarily concentrated in the U.S. and we anticipate that our future opportunities will be primarily derived from the U.S. and Africa. Our power backlog was primarily concentrated in the U.S. and we anticipate that our future opportunities will be primarily derived from North America. Our refining-related backlog was primarily concentrated in the Middle East and Russia and we anticipate that our future opportunities will continue to be primarily derived from these regions. Our September 30, 2017 backlog distribution for this operating group by contracting type was approximately 90% fixed-price and hybrid and 10% cost-reimbursable.
Fabrication Services—Our Fabrication Services operating group provides fabrication and erection of steel plate structures; fabrication of piping systems and process modules; and manufacturing and distribution of pipe and fittings.
Backlog for our Fabrication Services operating group comprised approximately $1.5 billion (14%) of our consolidated September 30, 2017 backlog. The backlog composition by end market was approximately 45% petrochemical, 35% LNG (including low temp and cryogenic), 10% power, 5% gas processing and 5% other end markets. Our September 30, 2017 backlog distribution for this operating group by contracting type was approximately 95% fixed-price, hybrid, or unit based, with the remainder being cost-reimbursable.

RESULTS OF OPERATIONS
As a result of the classification of the operating results of our Capital Services Operations (primarily comprised of our former Capital Services reportable segment) and our Technology Operations (primarily comprised of our former Technology reportable segment and our Engineered Products Operations, representing a portion of our Fabrication Services reportable segment) as discontinued operations, the results of our remaining segments for the 2016 periods presented have been recast to reflect: 1) a reallocation of certain corporate amounts previously allocated to the Capital Services segment, Technology segment and Fabrication Services segment that were not assignable to discontinued operations, 2) the portions of the previously reported Capital Services segment, Technology segment and Fabrication Services segment that were not included in the Capital Services Operations or Technology Operations, and 3) the portions of our remaining two segments that were included in the Capital Services Operations and Technology Operations.
In addition, backlog, new awards and revenue for the remaining segments has been recast in the tables below to reflect the intersegment amounts with our Capital Services Operations and Technology Operations that were previously eliminated prior to the discontinued operations classification. Intersegment elimination adjustments include the following: 1) September 30, 2017 and December 31, 2016 backlog of $125.7 million and $166.2 million, respectively, 2) third quarter and year-to-date 2017 new awards of $4.9 million and $65.5 million, respectively and 2016 of $106.5 million and $134.9 million, respectively, and 3) third quarter and year-to-date 2017 revenue of $39.0 million and $75.9 million, respectively and 2016 of $178.2 million and $208.6 million, respectively. Unless otherwise noted, the tables and discussions below relate to our continuing operations.
Our backlog, new awards, revenue and operating income (loss) from continuing operations by reportable segment are as follows:

	September 30, 2017		% of Total		December 31, 2016		% of Total
Backlog	(In thousands)
Engineering & Construction	$9,190,401		86%		$9,998,322		85%
Fabrication Services	1,482,218		14%		1,818,963		15%
Total backlog	$10,672,619				$11,817,285

	Three Months Ended September 30,				Nine Months Ended September 30,
	(In thousands)
	2017	% of Total	2016	% of Total	2017	% of Total	2016	% of Total
New Awards
Engineering & Construction	$65,181	15%	$1,508,301	88%	$2,787,690	71%	$2,839,032	78%
Fabrication Services	371,769	85%	215,254	12%	1,121,137	29%	819,962	22%
Total new awards	$436,950		$1,723,555		$3,908,827		$3,658,994

	2017	% of Total	2016	% of Total	2017	% of Total	2016	% of Total
Revenue
Engineering & Construction	$1,348,033	78%	$1,670,879	78%	$3,409,081	73%	$4,794,000	77%
Fabrication Services	389,731	22%	466,998	22%	1,259,609	27%	1,406,713	23%
Total revenue	$1,737,764		$2,137,877		$4,668,690		$6,200,713

	2017	% of Revenue	2016	% of Revenue	2017	% of Revenue	2016	% of Revenue
Operating Income (Loss) From Continuing Operations
Engineering & Construction	$13,051	1.0%	$126,824	7.6%	$(505,855)	(14.8)%	$323,891	6.8%
Fabrication Services	26,142	6.7%	27,752	5.9%	97,599	7.7%	89,534	6.4%
Total operating groups	39,193	2.3%	154,576	7.2%	(408,256)	(8.7)%	413,425	6.7%
Restructuring related costs	(26,882)		—		(30,882)		—
Total operating income (loss) from continuing operations	$12,311	0.7%	$154,576	7.2%	$(439,138)	(9.4)%	$413,425	6.7%

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
New awards were $437.0 million for the third quarter 2017, compared with $1.7 billion for the corresponding 2016 period. Significant new awards for the third quarter 2017 included storage tanks for a refinery in the Middle East (approximately $140.0 million) within our Fabrication Services operating group. Significant new awards for the third quarter 2016 included a gas turbine power project in the U.S. (approximately $600.0 million); a refinery project in Russia (approximately $460.0 million); and federal funding allocations for our mixed oxide fuel fabrication facility project in the U.S. and scope increases for our LNG mechanical erection project in the Asia Pacific region (approximately $365.0 million combined), all within our Engineering & Construction operating group.
New awards for the first nine months of 2017 were $3.9 billion, compared with $3.7 billion for the corresponding 2016 period. The nine month 2017 period included the aforementioned third quarter 2017 awards, and awards in the first half of 2017, including an ethane cracker project in the U.S. (approximately $1.3 billion); a gas turbine power project in the U.S. (approximately $600.0 million); and work scopes for our liquid ethylene cracker project and associated units in the Middle East that we are executing through our unconsolidated equity method joint venture (approximately $100.0 million), all within our Engineering & Construction operating group, and LNG storage tanks in the U.S. (approximately $185.0 million) and an ethane cracking furnace expansion project in the U.S. (approximately $40.0 million), all within our Fabrication Services operating group. The nine month 2016 period included the aforementioned third quarter 2016 awards, and awards in the first half of 2016, including scope increases for our LNG mechanical erection project in the Asia Pacific region (approximately $515.0 million) and two gas turbine power projects in the U.S. (approximately $500.0 million combined), all within our Engineering & Construction operating group. See “Segment Results” below for further discussion.
Backlog at September 30, 2017 was approximately $10.7 billion (including approximately $899.9 million related to our equity method joint ventures), compared with $11.8 billion at December 31, 2016 (including approximately $1.2 billion related to our equity method joint ventures), with the decrease primarily reflecting the impact of revenue exceeding new awards by $1.0 billion (including $275.6 million of revenue for our unconsolidated equity method joint ventures).
Certain contracts within our Engineering & Construction operating group are dependent upon funding from the U.S. government, where funds are appropriated on a year-by-year basis, while contract performance may take more than one year. Approximately $86.0 million of our backlog at September 30, 2017 for the operating group was for contractual commitments that are subject to future funding decisions.
Revenue—Revenue was $1.7 billion for the third quarter 2017, representing a decrease of $400.1 million (18.7%) compared with the corresponding 2016 period. Revenue was $4.7 billion for the first nine months of 2017, representing a decrease of $1.5 billion (24.7%) compared with the corresponding 2016 period.
Our third quarter and year-to-date 2017 revenue was primarily impacted by the wind down of our large cost reimbursable LNG mechanical erection project and various other projects in the Asia Pacific region, within our Engineering & Construction operating group and various projects in the U.S. within our Fabrication Services operating group, partly offset by increased revenue on various projects in the U.S., within our Engineering & Construction operating group. Our year-to-date 2017 revenue was also impacted during the first half of 2017 by the reversal of revenue on our two U.S. LNG export facility projects resulting from a reduction in their percentage of completion due to increases in forecast costs on the projects during the second quarter 2017, and the wind down of various projects in the Middle East, all within our Engineering & Construction operating group. See “Segment Results” below for further discussion.
Gross Profit (Loss)—Gross profit was $82.8 million (4.8% of revenue) for the third quarter 2017, compared with gross profit of $217.0 million (10.1% of revenue) for the corresponding 2016 period. Gross loss was $(250.5) million (5.4% of revenue) for the first nine months of 2017, compared with gross profit of $609.3 million (9.8% of revenue) for the corresponding 2016 period. Our third quarter and year-to-date 2017 gross profit decreased relative to the comparable 2016 periods due to lower revenue volume, a lower margin mix and changes in estimated margins on our two U.S. LNG export facility projects and two U.S. gas turbine power projects, all within our Engineering & Construction operating group. See “Segment Results” below for further discussion.

Selling and Administrative Expense—Selling and administrative expense was $51.5 million (3.0% of revenue) for the third quarter 2017, compared with $62.9 million (2.9% of revenue) for the corresponding 2016 period. Selling and administrative expense was $173.6 million (3.7% of revenue) for the first nine months of 2017, compared with $190.2 million (3.1% of revenue) for the corresponding 2016 period. The decrease for the third quarter and year-to-date 2017 was primarily due to lower incentive plan costs (approximately $3.7 million and $1.8 million, respectively) and the benefit of our cost reduction initiatives, partly offset by inflationary increases. Stock-based compensation expense totaled approximately $25.0 million and $25.5 million for the first nine months of 2017 and 2016, respectively, or 80% and 78% of estimated annual expense for each of the respective periods.
Intangibles Amortization—Intangibles amortization was $1.9 million for the third quarter 2017, compared with $1.9 million for the corresponding 2016 period. Intangibles amortization was $5.8 million for the first nine months of 2017, compared with $6.5 million for the corresponding 2016 period. The decrease relative to the year-to-date 2016 period was primarily due to intangible assets that became fully amortized during the first quarter 2016.
Equity Earnings—Equity earnings were $9.7 million for the third quarter 2017, compared with $2.6 million for the corresponding 2016 period. Equity earnings were $21.2 million for the first nine months of 2017, compared with $1.9 million for the corresponding 2016 period and were primarily associated with our unconsolidated CTCI joint venture within our Engineering & Construction operating group, which benefited from increased activity.
Other Operating (Income) Expense, Net—Other operating (income) expense, net generally represents (gains) losses associated with the sale or disposition of property and equipment. Approximately $4.0 million of costs previously recorded within other operating expense during the second quarter and first six months of 2017 were reclassified to restructuring related costs for the nine months ended September 30, 2017, as described below.
Restructuring Related Costs—Restructuring related costs were $26.9 million and $30.9 million for the third quarter and first nine months of 2017, respectively, and included 1) approximately $13.2 million and $17.2 million, respectively, of accrued future operating lease expense for vacated facility capacity where we remain contractually obligated to a lessor, 2) approximately $2.4 million of employee severance related costs for both periods, 3) approximately $10.4 million of professional fees for both periods, and 4) approximately $0.9 million of other miscellaneous restructuring related costs for both periods, as further described in Note 8 to our Financial Statements. Restructuring related costs for the nine months ended September 30, 2017 includes approximately $4.0 million of costs that were previously included within other operating expense during the second quarter and first six months ended June 30, 2017.
Income (Loss) from Continuing Operations—Income from continuing operations was $12.3 million (0.7% of revenue) for the third quarter 2017, compared with income from continuing operations of $154.6 million (7.2% of revenue) for the corresponding 2016 period. Loss from continuing operations was $(439.1) million (9.4% of revenue) for the first nine months of 2017, compared with income from continuing operations of $413.4 million (6.7% of revenue) for the corresponding 2016 period. The changes in our third quarter and year-to-date 2017 income (loss) from continuing operations compared to the 2016 periods were due to the reasons noted above. See “Segment Results” below for further discussion.
Interest Expense and Interest Income—Interest expense was $5.3 million for the third quarter 2017, compared with $1.6 million for the corresponding 2016 period. Interest expense was $9.0 million for the first nine months of 2017, compared with $4.7 million for the corresponding 2016 period. Approximately $55.5 million and $124.0 million of interest expense for the third quarter and year-to-date 2017 periods, respectively, and approximately $24.8 million and $73.7 million, of interest for the corresponding respective 2016 periods, has been classified within discontinued operations as a result of the requirement to use the proceeds from the sale of our discontinued Capital Services Operations and Technology Operations to repay our debt. Our third quarter and year-to-date 2017 interest expense for both our continuing and discontinued operations was impacted by higher revolving credit facility borrowings, higher interest rates and the accelerated amortization of debt issuance costs, resulting from the requirement to use the proceeds from the sale of our Technology Operations to repay our debt. Interest income was $0.6 million for the third quarter 2017, compared with $2.3 million for the corresponding 2016 period. Interest income was $2.7 million for the first nine months of 2017, compared with $7.2 million for the corresponding 2016 period. Our third quarter and year-to-date 2017 interest income was impacted by lower average cash balances and changes in the geographic concentration of where our interest is earned.

Income Tax (Expense) Benefit—Income tax expense was $3.1 million (41.0% of pre-tax income) for the third quarter 2017, compared with income tax expense of $22.2 million (14.3% of pre-tax income) for the corresponding 2016 period. Income tax benefit was $177.3 million (39.8% of pre-tax loss) for the first nine months of 2017, compared with income tax expense of $83.3 million (20.0% of pre-tax income) for the corresponding 2016 period.
Our tax expense for the third quarter and year-to-date 2017 periods were based upon the application of an estimated annual tax rate of approximately 45.0% to our applicable pre-tax income (loss) for the periods. Our estimated annual tax rate primarily resulted from pre-tax losses occurring in our higher rate tax jurisdictions (the U.S.), and to a lesser extent, less pre-tax income in our lower rate tax jurisdictions (non-U.S.). The year-to-date pre-tax losses in the U.S. were generated from the aforementioned project charges. Our third quarter 2017 tax rate also includes the impact of changes in our previous estimates of our annual tax rate (primarily due to anticipated greater pre-tax loss in the U.S) and other adjustments, which resulted in a net reduction to our third quarter tax rate (approximately 4.0%). Our year-to-date 2017 tax rate also includes the impact of the establishment of valuation allowances for U.S. deferred tax credits and U.S. state net operating losses that are not anticipated to be realized (approximately 4.0%) as well as reserves for uncertain tax positions related to prior year tax returns and the effect of tax rate changes enacted in the year (approximately 1.0% combined).
Our tax expense for the third quarter and year-to-date 2016 periods were based upon the application of an estimated annual tax rate of approximately 23.5% to our applicable pre-tax income for the periods. Our estimated annual tax rate primarily resulted from a greater mix of pre-tax income being earned in our lower rate tax jurisdictions (non-U.S.). Our third quarter 2016 tax rate also includes a benefit from anticipated lower full year pre-tax income in higher tax rate jurisdictions, primarily the U.S. (approximately 4.3%) and includes the impact of previously unrecognized tax benefits which resulted in a reduction to our tax rate (approximately 6.6%), offset by an increase due to changes in tax rates relating to our non-U.S. deferred tax assets and other adjustments recorded during the period (approximately 1.7%). Our year-to-date 2016 tax rate also includes a benefit from the net impact of previously unrecognized tax benefits (approximately 5.5%), partly offset by changes in tax laws relating to our U.S. state deferred tax assets (approximately 1.5%) and changes in tax rates relating to our non-U.S. deferred tax assets and other adjustments (approximately 0.5%).
Our tax rate may continue to experience fluctuations due primarily to changes in the geographic distribution of our pre-tax income. Based on our current estimates of pre-tax income mix, we anticipate our tax rate for the fourth quarter 2017 will be approximately 40% to 45%.
Net Income Attributable to Noncontrolling Interests—Noncontrolling interests are primarily associated with our consolidated joint venture projects within our Engineering & Construction operating group and certain operations in the Middle East within our Fabrication Services operating group. Net income attributable to noncontrolling interests was $1.5 million for the third quarter 2017, compared with $46.7 million for the corresponding 2016 period. Net income attributable to noncontrolling interests was $31.7 million for the first nine months of 2017, compared with $68.4 million for the corresponding 2016 period. The change compared to the 2016 periods was commensurate with the level of applicable operating results for the aforementioned projects and operations. See “Segment Results” below for further discussion.
Segment Results
Engineering & Construction
New Awards—New awards were $65.2 million for the third quarter 2017, compared with $1.5 billion for the corresponding 2016 period. Significant new awards for the third quarter 2016 included a gas turbine power project in the U.S. (approximately $600.0 million); a refinery project in Russia (approximately $460.0 million); and federal funding allocations for our mixed oxide fuel fabrication facility project in the U.S. and scope increases on our LNG mechanical erection project in the Asia Pacific region (approximately $365.0 million combined).
New awards for the first nine months of 2017 were $2.8 billion, compared with $2.8 billion for the corresponding 2016 period. The nine month 2017 period included our third quarter 2017 awards, and awards during the first half of 2017, including an ethane cracker project in the U.S. (approximately $1.3 billion); a gas turbine power project in the U.S. (approximately $600.0 million); and work scopes for our liquid ethylene cracker project and associated units in the Middle East that we are executing through our unconsolidated equity method joint venture (approximately $100.0 million). The nine month 2016 period included the aforementioned third quarter 2016 awards, and awards during the first half of 2016, including scope increases on our LNG mechanical erection project in the Asia Pacific region (approximately $515.0 million) and two gas turbine power projects in the U.S. (approximately $500.0 million combined).
Revenue—Revenue was $1.3 billion for the third quarter 2017, representing a decrease of $322.8 million (19.3%) compared with the corresponding 2016 period. Revenue was $3.4 billion for the first nine months of 2017, representing a decrease of $1.4 billion (28.9%) compared with the corresponding 2016 period. Our third quarter and year-to-date 2017 revenue was primarily impacted by the wind down of our large cost reimbursable LNG mechanical erection project (approximately $368.0 million and $887.0 million, respectively) and various other projects in the Asia Pacific region, partly offset by increased revenue on various projects in the U.S. Our year-to-date 2017 revenue was also impacted during the first half of 2017 by the reversal of revenue on our two U.S. LNG export facility projects (approximately $276.0 million combined) resulting from a reduction in their percentage of completion due to increases in forecast costs on the projects during the second quarter 2017, and the wind down of various projects in the Middle East.
Approximately $620.0 million and $1.5 billion of the operating group’s third quarter and year-to-date 2017 revenue, respectively, was attributable to our U.S. LNG export facility projects, compared with approximately $641.0 million and $1.7 billion for the corresponding 2016 periods. Approximately $3.0 million and $113.0 million of the operating group’s third quarter and year-to-date 2017 revenue, respectively, was attributable to our large cost reimbursable LNG mechanical erection project in the Asia Pacific region, compared with approximately $371.0 million and $1.0 billion for the corresponding 2016 periods.
Income (Loss) from Operations—Income from operations was $13.1 million (1.0% of revenue) for the third quarter 2017, compared with income from operations of $126.8 million (7.6% of revenue) for the corresponding 2016 period. Loss from operations was $(505.9) million (14.8% of revenue) for the first nine months of 2017, compared with income from operations of $323.9 million (6.8% of revenue) for the corresponding 2016 period.
Our third quarter and year-to-date 2017 results were impacted by lower revenue volume and reduced leverage of our operating costs. In addition, our results were impacted during these periods by changes in estimated margins on two U.S. gas turbine power projects (approximately $38.0 million and $362.0 million, respectively) and our two U.S. LNG export facility projects (approximately $16.0 million and $407.0 million, respectively), as discussed further below. The changes in estimated margins resulted in charges due to the accrual of additional losses for the U.S. gas turbine power projects resulting from increases in forecast costs on the projects, and the reversal of previously recognized revenue for the U.S. LNG export facility projects resulting from a reduction in their percentage of completion due to increases in forecast costs on the projects during the second quarter 2017. Our results for the third quarter and year-to-date 2017 periods were also impacted by a lower margin percentage recognized on work performed during the periods for the U.S. LNG export facility projects (approximately $55.0 million and $105.0 million, respectively) as a result of the changes in estimated margins on the projects during the second quarter 2017.
The aforementioned negative impacts for the year-to-date 2017 period were partly offset by the benefit of changes in estimated recoveries in the first quarter 2017 on a large consolidated joint venture project and a separate cost reimbursable project (approximately $103.0 million combined). The third quarter and year-to-date 2017 periods also benefited from increased equity earnings from our unconsolidated CTCI joint venture (approximately $8.4 million and $20.9 million, respectively).
Our third quarter 2016 results benefited from changes in estimated recoveries on a large consolidated joint venture project that was nearing completion and increased recoveries on another project. This benefit was substantially offset by the impact of cost increases on two projects (approximately $104.0 million combined), one of which was substantially complete and the other was in a loss position. Our year-to-date 2016 results were impacted by the aforementioned third quarter impacts, as well as impacts during the first half of 2016, including net cost increases on various projects, primarily in the U.S. (approximately $14.0 million combined).
U.S. Gas Turbine Power Projects
The two aforementioned U.S. gas turbine power projects were in a loss position at September 30, 2017, and were impacted by changes in estimated margins during the first half of 2017 and third quarter 2017. The increases in the first half of 2017 were due primarily to lower than anticipated craft labor productivity (including reductions to our forecasted productivity estimates to levels that are in line with our overall historical experience on the projects); slower than anticipated benefits from mitigation plans; and further extensions of schedule and related prolongation costs (including schedule liquidated damages) resulting from the aforementioned impacts. The projects continued to be impacted during the third quarter 2017 by lower than anticipated craft labor productivity, and further extensions of schedule and related prolongation costs. Although labor productivity was below our expectations, we are nearing completion on one of the projects, and continue to believe we can achieve productivity levels on the other project that are consistent with our overall historical experience on the project. At September 30, 2017, the project nearing completion was approximately 93% complete, had a reserve for estimated losses of approximately $13.0 million, and is forecasted to be completed in December 2017 (representing a one month extension from our estimates as of June 30, 2017). The other project was approximately 76% complete, had a reserve for estimated losses of approximately $80.0 million, and is forecasted to be completed in July 2018 (representing a two month extension from our estimates as of June 30, 2017). If future direct and subcontract labor productivity differ from our current estimates, our schedules are further extended, or the projects incur increased schedule liquidated damages due to our inability to reach favorable commercial resolution on such matters, the projects would experience further losses. As these projects are in a loss position, future revenue on the projects will be recognized with no associated margin.

U.S. LNG Export Facility Projects

The two aforementioned U.S. LNG export facility projects relate to our projects in Hackberry, Louisiana and Freeport, Texas and were impacted by changes in estimated margins during the first half of 2017, and to a lesser extent, the third quarter 2017. A majority of the impacts during the first half of 2017 occurred in the second quarter and relate to the Hackberry project, which was slightly above break-even at September 30, 2017. The project was impacted primarily by lower than anticipated craft labor productivity (including reductions to our forecasted productivity estimates as trending results of certain disciplines provided increased evidence that previously forecasted productivity estimates were unlikely to be achieved); weather related delays; increased material, construction and fabrication costs due to quantity growth and material delivery delays; higher than anticipated estimates from subcontractors for their work scopes; and extensions of schedule and related prolongation costs resulting from the aforementioned. The revised schedule was submitted to the owner during the second quarter 2017 and represented a several month extension from our March 31, 2017 estimates for certain LNG trains. Our current forecast for the project anticipates improvement in productivity from our overall historical experience on the project (as we make progress on each LNG train) and actions to reduce our schedule related costs. The aforementioned impact for the first half of 2017 includes the benefit of an increase in project price for claims on the project during the first quarter 2017 related primarily to weather related impacts.
The remaining impacts for the first half of 2017 relate to the Freeport project, which was impacted in the second quarter primarily by increased material, construction and fabrication costs due to quantity growth and material delivery delays, and potential extensions of schedule and related prolongation costs resulting from the aforementioned.
The impacts on the projects for the third quarter 2017 were primarily the result of additional prolongation costs, due in part to the direct impacts of Hurricane Harvey on the projects. Such direct impacts included the cost of demobilization and remobilization and damaged materials. The impacts for the third quarter 2017 were partially offset by an increase in project price for claims related to the Hurricane Harvey impacts on the projects. Although we have preliminarily estimated the direct impacts of Hurricane Harvey on the projects, we are continuing to evaluate and estimate the indirect impacts of the hurricane, including potential impacts to productivity and schedule and related prolongation costs. Although such impacts could be significant, we believe any costs incurred as a result of Hurricane Harvey are recoverable under the contractual provisions of our contracts, including force majeure.
If future direct and subcontract labor productivity differ from our current estimates, our schedules are further extended, we are unable to fully recover the direct and indirect costs associated with the impacts of Hurricane Harvey, or the projects incur schedule liquidated damages due to our inability to reach favorable legal or commercial resolution on such matters, the projects would experience further decreases in estimated margins. As these projects have experienced a reduction in their estimated margins, future revenue on the projects will be recognized at these lower margins.
Fabrication Services
New Awards—New awards were $371.8 million for the third quarter 2017, compared with $215.3 million for the corresponding 2016 period. New awards for the third quarter 2017 included storage tanks for a refinery in the Middle East (approximately $140.0 million), crude oil storage tanks in Central Asia (approximately $50.0 million), and storage tanks for a clean fuels expansion project in the Middle East and crude oil storage tanks in the U.S. and various other storage and pipe fabrication awards throughout the world. New awards for the third quarter 2016 included various storage and pipe fabrication awards throughout the world.
New awards for the first nine months of 2017 were $1.1 billion, compared with $820.0 million for the corresponding 2016 period. The nine month 2017 period included the aforementioned third quarter 2017 awards, and awards during the first half of 2017, including LNG storage tanks in the U.S. (approximately $185.0 million), an ethane cracking furnace expansion project in the U.S. (approximately $40.0 million), and various storage and pipe fabrication awards throughout the world. The nine month 2016 period included the aforementioned third quarter 2016 awards, and awards during the first half of 2016, including refurbishment of crude oil storage tanks in the Middle East (approximately $60.0 million); crude oil storage tanks in Canada (approximately $50.0 million); and various storage and pipe fabrication awards throughout the world.
Revenue—Revenue was $389.7 million for the third quarter 2017, representing a decrease of $77.3 million (16.5%) compared with the corresponding 2016 period. Revenue was $1.3 billion for the first nine months of 2017, representing a decrease of $147.1 million (10.5%) compared with the corresponding 2016 period. Our third quarter and year-to-date 2017 revenue was primarily impacted by decreased storage tank work in the U.S., Canada and the Middle East. Our third quarter 2017 revenue was also impacted by decreased fabrication activity, which offset increased fabrication activity in the first half of 2017.
Income from Operations—Income from operations was $26.1 million (6.7% of revenue) for the third quarter 2017, compared with $27.8 million (5.9% of revenue) for the corresponding 2016 period. Income from operations was $97.6 million (7.7% of revenue) for the first nine months of 2017, compared with $89.5 million (6.4% of revenue) for the corresponding

2016 period. Our third quarter and year-to-date 2017 results benefited from a higher margin mix, partly offset by lower revenue volume and reduced leverage of our operating costs. The 2017 periods were also impacted by cost increases on a project in the U.S. (that is substantially complete) during the third quarter (approximately $17.0 million); however, these charges were substantially offset by net savings on various projects throughout the world. Our year-to-date 2016 results were impacted by cost increases on two projects in North America and the Asia Pacific region during the first half of 2016 (approximately $26.0 million combined), partly offset by net savings on various projects throughout the world.
Discontinued Capital Services Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
New Awards	$—	$880,033	$780,783	$1,735,331
Revenue	$—	$530,912	$1,114,655	$1,655,583
Income (Loss) From Operations	$—	$23,013	$(30,371)	$58,506
% of Revenue	—%	4.3%	(2.7)%	3.5%
Our discontinued Capital Services Operations, which were sold on June 30, 2017, provided comprehensive and integrated maintenance services, environmental engineering and remediation, construction services, program management, and disaster response and recovery services for private-sector customers and governments.
Revenue—Revenue was $1.1 billion for the first nine months of 2017, representing a decrease of $540.9 million (32.7%) compared with the corresponding 2016 period. The decrease for the year-to-date period was due to the sale of the Capital Services Operations on June 30, 2017 and the impact of lower construction services and industrial maintenance activity, partly offset by increased emergency response activity during the first half of 2017.
Income (Loss) from Operations—Loss from operations for the first nine months of 2017 was $(30.4) million (2.7% of revenue), compared with income from operations of $58.5 million (3.5% of revenue) for the corresponding 2016 period. The sale of our Capital Services Operations was completed in the second quarter 2017 and resulted in a pre-tax charge (approximately $64.8 million) and increased stock compensation costs (approximately $5.5 million) due to the accelerated expensing of employee awards as a result of the sale.
The sale of our Capital Services Operations resulted in a taxable gain (due primarily to the non-deductibility of goodwill), which resulted in tax expense of approximately $61.0 million in the second quarter 2017, and an income tax benefit of approximately $5.2 million in the third quarter 2017 resulting from updates to our estimates of the tax effect of the disposition.
Discontinued Technology Operations

	September 30, 2017	December 31, 2016
	(In thousands)
Backlog	$1,560,656	$1,356,952

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
New Awards	$146,781	$178,364	$684,250	$413,199
Revenue	$170,143	$183,321	$454,840	$491,858
Income From Operations	$61,158	$55,933	$145,012	$151,664
% of Revenue	35.9%	30.5%	31.9%	30.8%
Our discontinued Technology Operations provide proprietary process technology licenses and associated engineering services, catalysts and engineered products, primarily for the petrochemical and refining industries, and offers process planning and project development services and a comprehensive program of aftermarket support. Our Technology Operations also have a 50% owned unconsolidated joint venture that provides proprietary process technology licenses and associated engineering services and catalysts, primarily for the refining industry.

Backlog/New Awards—Backlog for our discontinued Technology Operations is primarily comprised of fixed-price contracts and was approximately $1.6 billion (including approximately $542.4 million related to equity method joint ventures) at September 30, 2017, compared with $1.4 billion at December 31, 2016 (including approximately $470.0 million related to equity method joint ventures), with the increase reflecting the impact of new awards exceeding revenue by $229.4 million.
New awards were $146.8 million for the third quarter 2017 (including approximately $75.7 million related to our equity method joint ventures), compared with $178.4 million for the corresponding 2016 period (including approximately $17.0 million related to our equity method joint ventures). New awards were $684.3 million for the first nine months of 2017 (including approximately $134.4 million related to our equity method joint ventures), compared with $413.2 million for the corresponding 2016 period (including approximately $84.0 million related to our equity method joint ventures). New awards for the third quarter 2017 included petrochemical and refining licensing, catalyst and proprietary equipment awards, primarily in the Asia Pacific region. New awards for the first nine months of 2017 included materials supply for an ethylene expansion project in the Asia Pacific region ($85.0 million), work scopes for the aforementioned ethane cracker project in the U.S. (approximately $80.0 million) and petrochemical and refining licensing, catalyst and proprietary equipment awards, primarily in the Asia Pacific region. New awards for the third quarter and year-to-date 2016 included Alkylation licensing in North America and China, petrochemical licensing in Europe and the Asia Pacific region, and catalyst awards throughout the world.
Revenue—Revenue was $170.1 million for the third quarter 2017, representing a decrease of $13.2 million (7.2%) compared with the corresponding 2016 period. Revenue was $454.8 million for the first nine months of 2017, representing a decrease of $37.0 million (7.5%) compared with the corresponding 2016 period. Our third quarter and year-to-date 2017 revenue was primarily impacted by decreased process systems and catalyst activity, partly offset by increased petrochemical licensing.
Income from Operations—Income from operations was $61.2 million (35.9% of revenue) for the third quarter 2017, compared with $55.9 million (30.5% of revenue) for the corresponding 2016 period. Income from operations was $145.0 million (31.9% of revenue) for the first nine months of 2017, compared with $151.7 million (30.8% of revenue) for the corresponding 2016 period. Our third quarter and year-to-date 2017 results benefited from higher margin process systems work, increased equity earnings (approximately $3.3 million and $1.6 million, respectively), lower depreciation and amortization due to the classification of our Technology Operations as a discontinued operation during the third quarter 2017 (approximately $4.1 million combined for both the quarter and year-to-date periods) and lower selling and administrative expense resulting from our cost reduction initiatives, partly offset by a lower margin mix for our petrochemicals and refining projects.
LIQUIDITY AND CAPITAL RESOURCES
General
Cash and Cash Equivalents—At September 30, 2017, our cash and cash equivalents were $341.9 million, and were maintained in local accounts throughout the world, substantially all of which were maintained outside The Netherlands, our country of domicile. Approximately $166.3 million of our cash and cash equivalents at September 30, 2017 was within our variable interest entities (“VIEs”) associated with our partnering arrangements, which is generally only available for use in our operating activities when distributed to the partners.
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
Summary of Cash Flow Activity
Operating Activities—During the first nine months of 2017, net cash used in operating activities was $688.0 million (including approximately $6.6 million related to our discontinued Capital Services Operations and Technology Operations), primarily due to cash utilized as a result of net losses, a net change of $145.5 million in our accounts receivable, inventory, accounts payable and net contracts in progress account balances (collectively, “Contract Capital”), a net reduction of $114.5 million in our other current and non-current liabilities, and a net increase of $46.5 million in our other current and non-current assets. The components of our net Contract Capital balances for our continuing operations at September 30, 2017 and December 31, 2016 and changes for our consolidated operations during the first nine months of 2017, were as follows:

	Continuing Operations			Technology (2)	Capital Services (3)	Consolidated
	September 30, 2017	December 31, 2016	Change	Change	Change	Change
	(In thousands)
Total billings in excess of costs and estimated earnings (1)	$(1,288,919)	$(1,218,824)	$(70,095)	$14,217	$6,482	$(49,396)
Total costs and estimated earnings in excess of billings (1)	368,855	330,432	38,423	(20,689)	(3,332)	14,402
Contracts in Progress, net	(920,064)	(888,392)	(31,672)	(6,472)	3,150	(34,994)
Accounts receivable, net	599,167	401,872	197,295	10,210	(9,973)	197,532
Inventory	96,434	173,817	(77,383)	13,246	(1,704)	(65,841)
Accounts payable	(882,053)	(864,632)	(17,421)	(4,072)	70,294	48,801
Contract Capital, net	$(1,106,516)	$(1,177,335)	$70,819	$12,912	$61,767	$145,498

(1)
Represents our cash position relative to revenue recognized on projects, with (i) billings in excess of costs and estimated earnings representing a liability reflective of future cash expenditures and non-cash earnings and (ii) costs and estimated earnings in excess of billings representing an asset reflective of future cash receipts.

(2)
Our Statement of Cash Flows reflects changes in Contract Capital balances (and all balance sheet components) for the Technology Operations during the nine months ended September 30, 2017 on a non-discontinued operations basis.

(3)
Although our Capital Services Operations were sold on June 30, 2017 and reported as a discontinued operation in our December 31, 2016 Balance Sheet, our Statement of Cash Flows reflects the changes in Contract Capital balances (and all balance sheet components) during the six months ended June 30, 2017 (prior to the Closing Date) on a non-discontinued operations basis.

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
The $145.5 million increase in our Contract Capital during the first nine months of 2017 (including an increase of approximately $74.7 million related to our discontinued Capital Services Operations and Technology Operations) was primarily due to a net increase in accounts receivable and contracts in progress, partly offset by a decrease in inventory. The net increase in accounts receivable and contracts in progress during the period was primarily due to the timing of billings and the net use of advance payments on our large projects in the U.S. within our Engineering & Construction operating group. The decrease in inventory during the period was related to the wind down of fabrication projects within our Fabrication Services operating group. The net increase in our current and other non-current assets during the period was primarily due to a change in the classification of receivables from accounts receivable, net, to other non-current assets, for a consolidated joint venture project that is substantially complete, as we do not anticipate collection within the next year. The decrease in our other current and non-current liabilities during the period was primarily due to the payment of payroll related obligations resulting from the wind down of certain projects in the Asia Pacific region. Our net cash used in operating activities, combined with payments in advance of performing work for our unconsolidated equity method joint ventures, which are reflected in financing activities because the joint ventures are not consolidated, totaled approximately $651.3 million during the first nine months of 2017. We anticipate future quarterly variability in our operating cash flows due to ongoing fluctuations in our Contract Capital balance and the prospective cash impacts of the project charges described above. Specifically, we anticipate negative operating cash flows in the fourth quarter 2017 consistent with the third quarter 2017 due to increases in our Contract Capital balance. See “Credit Facilities and Debt” below for further discussion of our liquidity.
Investing Activities—During the first nine months of 2017, net cash provided by investing activities was $747.0 million, and primarily related to proceeds resulting from the sale of our discontinued Capital Services Operations of $645.5 million, net of cash sold (see Note 4 to our Financial Statements for further discussion), net inflows from advances of $141.0 million to our venture partners by our proportionately consolidated ventures (see Note 7 to our Financial Statements for further discussion) and initial insurance proceeds received resulting from a facility damaged in Hurricane Harvey, partly offset by capital expenditures of $40.1 million and other investments of $14.8 million.

Financing Activities—During the first nine months of 2017, net cash used in financing activities was $298.7 million, and primarily related to repayments on our long-term debt of $606.5 million, net advances from our equity method and proportionately consolidated ventures of $103.5 million (see Note 7 to our Financial Statements for further discussion), capitalized debt issuance costs of $34.2 million associated with amendments for our Committed Facilities and Notes (see Note 9 to our Financial Statements for further discussion), distributions to our noncontrolling interest partners of $29.9 million, dividends paid to our shareholders of $14.1 million, and stock-based compensation-related withholding taxes on taxable share distributions totaling $9.6 million (0.3 million shares at an average price of $29.19 per share). These cash outflows were partly offset by net revolving facility and other short-term borrowings of $489.4 million and cash proceeds from the issuance of shares associated with our stock plans of $9.7 million.
Effect of Exchange Rate Changes on Cash and Cash Equivalents—During the first nine months of 2017, our cash and cash equivalents balance increased by $76.4 million due to the impact of changes in functional currency exchange rates against the U.S. Dollar for non-U.S. Dollar cash balances, primarily for net changes in the Australian Dollar, British Pound, and Euro exchange rates. The net unrealized gain on our cash and cash equivalents resulting from these exchange rate movements is reflected in the cumulative translation adjustment component of OCI. Our cash and cash equivalents held in non-U.S. Dollar currencies are used primarily for project-related and other operating expenditures in those currencies, and therefore, our exposure to realized exchange gains and losses is not anticipated to be material.
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
Committed Facilities—We have a five-year, $1.15 billion committed revolving credit facility (the “Revolving Facility”) with Bank of America N.A. (“BofA”), as administrative agent, and BNP Paribas Securities Corp., BBVA Compass, Credit Agricole Corporate and Investment Bank (“Credit Agricole”) and TD Securities, each as syndication agents, which expires in October 2018. The Revolving Facility has a $100.0 million total letter of credit sublimit. At September 30, 2017, we had $553.5 million and $45.0 million of outstanding borrowings and letters of credit, respectively, under the facility, providing $551.4 million of available capacity, of which $55.0 million was available for letters of credit based on our total letter of credit sublimit.
We also have a five-year, $800.0 million committed revolving credit facility (the “Second Revolving Facility”) with BofA, as administrative agent, and BNP Paribas Securities Corp., BBVA Compass, Credit Agricole and Bank of Tokyo Mitsubishi UFJ, each as syndication agents, which expires in July 2020. The Second Revolving Facility supplements our Revolving Facility, and has a $100.0 million total letter of credit sublimit. At September 30, 2017, we had $343.3 million and $73.3 million of outstanding borrowings and letters of credit, respectively, under the facility, providing $383.4 million of available capacity, of which $26.7 million was available for letters of credit based on our total letter of credit sublimit.
Maximum outstanding borrowings under our Revolving Facility and Second Revolving Facility (together, “Committed Facilities”) during the first nine months of 2017, were approximately $1.7 billion. We are assessed quarterly commitment fees on the unutilized portion of the facilities as well as letter of credit fees on outstanding letters of credit. Interest on borrowings is assessed at either prime plus 4.00% or LIBOR plus 5.00%. In addition, our fees for financial and performance letters of credit are 5.00% and 3.50%, respectively. During the first nine months of 2017, our weighted average interest rate on borrowings under the Revolving Facility and Second Revolving Facility was approximately 4.90% and 7.90%, respectively, inclusive of the applicable floating margin. The Committed Facilities have financial and restrictive covenants described further below. As a result of the August 9, 2017 amendment described below, the proceeds from the sale of our Technology Operations are required to be used to repay our debt obligations.
Uncommitted Facilities—We also have various short-term, uncommitted letter of credit facilities (the “Uncommitted Facilities”) across several geographic regions, under which we had $1.5 billion of outstanding letters of credit as of September 30, 2017.
Term Loans—On February 13, 2017, we paid the remaining $300.0 million of principal on our four-year, $1.0 billion unsecured term loan (the “Term Loan”) with BofA as administrative agent. Interest was based on LIBOR plus an applicable floating margin for the period (0.98% and 2.25%, respectively). In conjunction with the repayment of the Term Loan, we also settled our associated interest rate swap that hedged against a portion of the Term Loan, which resulted in a weighted average interest rate of approximately 2.60% during the first quarter 2017.

At September 30, 2017, we had $462.5 million outstanding under a five-year, $500.0 million term loan (the “Second Term Loan”) with BofA as administrative agent. Interest and principal under the Second Term Loan is payable quarterly in arrears, and interest is assessed at either prime plus 4.00% or LIBOR plus 5.00%. During the first nine months of 2017, our weighted average interest rate on the Second Term Loan was approximately 4.80%, inclusive of the applicable floating margin. Future annual maturities for the Second Term Loan are $18.8 million, $75.0 million, $75.0 million and $293.8 million for 2017, 2018, 2019, and 2020, respectively. As a result of the August 9, 2017 amendment described below, the proceeds from the sale of our Technology Operations are required to be used to repay our debt obligations. The Second Term Loan has financial and restrictive covenants described further below.
Senior Notes—We have a series of senior notes totaling $588.2 million in aggregate principal amount outstanding as of September 30, 2017 (the “Senior Notes”). The Senior Notes include Series A through D and contained the following terms at September 30, 2017:

•	Series A—Interest due semi-annually at a fixed rate of 7.15%, with principal of $105.4 million due in December 2017

•	Series B—Interest due semi-annually at a fixed rate of 7.57%, with principal of $166.8 million due in December 2019

•	Series C—Interest due semi-annually at a fixed rate of 8.15%, with principal of $196.5 million due in December 2022

•	Series D—Interest due semi-annually at a fixed rate of 8.30%, with principal of $119.5 million due in December 2024
The principal balances above reflect the use of $211.8 million of the proceeds from the sale of our Capital Services Operations to repay a portion of each series of senior notes during the third quarter 2017 in the following amounts: Series A - $44.6 million, Series B - $58.2 million, Series C - $78.5 million and Series D - $30.5 million. As a result of the August 9, 2017 amendment described below, the proceeds from the sale of our Technology Operations are required to be used to repay our debt obligations.
We also have senior notes totaling $142.9 million in aggregate principal amount outstanding as of September 30, 2017 (the “Second Senior Notes”) with BofA as administrative agent. Interest is payable semi-annually at a fixed rate of 7.53%, with principal of $142.9 million due in July 2025. The principal balance reflects the use of $57.1 million of the proceeds from the sale of the Capital Services Operations to repay a portion of the Second Senior Notes. As a result of the August 9, 2017 amendment described below, the proceeds from the sale of our Technology Operations are required to be used to repay our debt obligations.
The Senior Notes and Second Senior Notes (together, the “Notes”) have financial and restrictive covenants described further below. The Notes also include provisions relating to our credit profile, which if not maintained will result in an incremental annual cost of up to 1.50% of the outstanding balance under the Notes. Further, the Notes include provisions relating to our leverage, which if not maintained, could result in an incremental annual cost of up to 1.00% (depending on our leverage level) of the outstanding balance under the Notes, provided that the incremental annual cost related to our credit profile and leverage cannot exceed 2.00% per annum. Finally, the Notes are subject to a make-whole premium in connection with certain prepayment events.
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

On May 8, 2017, and effective for the period ended March 31, 2017, we further amended our Senior Facilities. The amendments:

•
Required us to secure the Senior Facilities through the pledge of cash, accounts receivable, inventory, fixed assets, certain real property, and stock of subsidiaries, which was in the process of being completed as of September 30, 2017, and will result in substantially all of our assets, subject to customary exceptions, being pledged as collateral for our Senior Facilities.

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
On August 9, 2017 (the “Effective Date”), and effective for the period ended June 30, 2017, we further amended our Senior Facilities. The amendments waived our noncompliance with our existing covenants as of June 30, 2017 and certain other defaults and events of default. In addition, the amendments:

•	Eliminate our Minimum Net Worth covenant required by our previous amendments.

•
Require minimum levels of trailing 12-month earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined by the amendments, as follows: $500.0 million at September 30, 2017; $550.0 million at December 31, 2017; $500.0 million at March 31, 2018; $450.0 million at June 30, 2018 and September 30, 2018; and $425.0 million at December 31, 2018 and thereafter (“Minimum EBITDA”). Trailing 12-month EBITDA for purposes of determining compliance with the Minimum EBITDA covenant is adjusted to exclude: an agreed amount attributable to any restructuring or integration charges during the third and fourth quarters of 2017; an agreed amount attributable to previous charges on certain projects which occurred during the first and second quarters of 2017; and an agreed amount for potential future charges for the same projects if they were to be incurred during the third and fourth quarters of 2017 (collectively, the “EBITDA Addbacks”).

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

•
Require us to maintain a minimum aggregate availability under our Committed Facilities, including borrowings and letters of credit, of $150.0 million at all times from the Effective Date through the date of the Technology Sale, and $250.0 million thereafter (“Minimum Availability”). Our amendments require the proceeds from the Technology Sale be used to repay our Senior Facilities (“Mandatory Repayment Amount”). Further, our aggregate capacity under the Committed Facilities will be reduced by seventy percent (70%) of the portion of the Mandatory Repayment Amount allocable to the Committed Facilities, upon closing the Technology Sale and certain other mandatory prepayment events.

•
Limit the amount of certain of our funded indebtedness to $3.0 billion prior to the Technology Sale and $2.9 billion thereafter, in each case, subject to reduction pursuant to scheduled repayments and mandatory prepayments thereof (but, with respect to the Committed Facilities, only to the extent the commitments have been reduced by such prepayments) made by us after the Effective Date.

•	Prohibit mergers and acquisitions, open-market share repurchases and dividend payments and certain inter-company transactions.

•	Replace the previous financial letter of credit sublimits for our Committed Facilities with a total $100.0 million letter of credit sublimit for each.

•	Adjust the interest rates on our Senior Facilities to the rates described further above.
As discussed above, our amended covenants require, among other things, the completion of our plan to sell the Technology Operations and utilization of the proceeds to repay our outstanding debt obligations. Further, we are required to comply with various new restrictive and financial covenants, including the Minimum EBITDA and Minimum Availability covenants. Although we received temporary suspension of our Maximum Leverage Ratio and Minimum Fixed Charge Coverage Ratio, these covenants will resume effective March 31, 2018. At September 30, 2017, we were in compliance with all of our amended restrictive and financial covenants, with a trailing 12-month EBITDA of $622.6 million and aggregate availability under our Committed Facilities of at least $462.0 million at all times during the third quarter 2017. Based on our forecasted EBITDA and cash flows, we project that future compliance with certain covenants subsequent to December 31, 2017 will require the completion of the Technology Sale and associated net proceeds consistent with our expectations. Accordingly, debt of approximately $1.0 billion, which by its terms is due beyond one year and would otherwise be shown as long-term, has been classified as current, as certain factors regarding our compliance with such covenants is beyond our control.
It is our intention to execute the actions necessary to enable us to maintain compliance with the financial and other covenants described above. In July we initiated the steps necessary to market and sell our Technology Operations and are on schedule with our plan. We expect to receive final offers for the business by late November 2017, and based on the information available at this time, we believe that we will complete the transaction with sufficient proceeds to satisfy our obligation under the terms of our amendments. Although the timing required to close such a transaction remains uncertain, if we enter into a transaction on the required timeline, we expect that we will be able to obtain an extension of time from the administrative agents for our Bank Facilities and holders of a majority of the outstanding Notes to complete the Technology Sale.
We believe we will accomplish our plans to maintain compliance with our financial and other covenants, and will be successful renewing or replacing the capacity available under our Revolving Facility (which expires in October 2018) and Second Revolving Facility through traditional or alternative financing options, including private or public funding sources. Further, although we anticipate negative operating cash flow in the fourth quarter 2017, we believe our cash on hand, proceeds from divestitures, cash flow from operations, and amounts available under our Committed Facilities and Uncommitted Facilities or raised in new debt financing or equity financing transactions will be sufficient to finance our capital expenditures, settle our commitments and contingencies (as more fully described in Note 12 to our Financial Statements) and address our working capital needs for the foreseeable future. However, there can be no assurance that we will be successful. Our ability to generate cash flows from operations, access funding under our Committed and Uncommitted Facilities at reasonable terms, and comply with our financial and other covenants may be impacted by a variety of business, economic, legislative, financial and other factors which may be outside of our control, including, but not limited to: our ability to access appropriate capital markets and complete asset dispositions, delay or cancellation of projects; decreased profitability on our projects; decreased cash flows on our projects due to the timing of receipts and required payments of liabilities and funding of our loss projects; the timing of approval or settlement of unapproved change orders and claims; changes in foreign currency exchange or interest rates; performance of pension plan assets; or changes in actuarial assumptions. Further, we could be impacted if our customers experience a material change in their ability to pay us or if the banks associated with our lending facilities were to cease or reduce operations, or if there is a full or partial break-up of the EU or its currency, the Euro. In addition, there can be no assurances that we will sell our Technology Operations for net proceeds consistent with our expectations, or that the administrative agents for our Bank Facilities and holders of a majority of the outstanding Notes will grant us any necessary extension of time to complete the Technology Sale, or provide us with any necessary waivers or amendments if we were unable to maintain compliance with our financial or other covenants. If we are unable to remain in compliance, and such covenants are not further waived or amended, it could result in our debt becoming immediately due. Further, our debt would also become immediately due if we were unable to repay our Series A Senior Notes that mature on December 27, 2017. See “Item 1A. Risk Factors” within Part II.
In addition, we had approximately $1.5 billion of outstanding letters of credit under our Uncommitted Facilities at September 30, 2017, which share pari passu in the liens securing the Senior Facilities subject to a cap of $500.0 million. There can be no assurance that these outstanding letters of credit will be renewed on their scheduled annual renewal dates or that new letters of credit can be sourced from our Uncommitted Facilities. In addition, there can be no assurance that we will have sufficient capacity under our Senior Facilities for replacement of such letters of credit or new letters of credit, if required.
Other
In addition to providing letters of credit, we also issue surety bonds in the ordinary course of business to support our contract performance. At September 30, 2017, we had $375.8 million of outstanding surety bonds in support of our projects. In addition, we had $419.9 million of surety bonds maintained on behalf of our former Capital Services Operations, for which we have received an indemnity from CSVC. We also continue to maintain guarantees on behalf of our former Capital Services Operations in support of approximately $99.0 million of backlog, for which we have also received an indemnity.
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
CRITICAL ACCOUNTING ESTIMATES
The discussion and analysis of our financial condition and results of operations are based on our Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We continually evaluate our estimates based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our management has discussed the development and selection of our critical accounting estimates with the Audit Committee of our Supervisory Board. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Financial Statements.
Revenue Recognition
Our revenue is primarily derived from long-term contracts and is generally recognized using the POC method, primarily based on the percentage that actual costs-to-date bear to total estimated costs to complete each contract. We follow the guidance of FASB ASC Revenue Recognition Topic 605-35 for accounting policies relating to our use of the POC method, estimating costs, and revenue recognition, including the recognition of incentive fees, unapproved change orders and claims, and combining and segmenting contracts. We primarily utilize the cost-to-cost approach to estimate POC, as we believe this method is less subjective than relying on assessments of physical progress. Under the cost-to-cost approach, the use of estimated costs to complete each contract is a significant variable in the process of determining recognized revenue and is a significant factor in the accounting for contracts. Significant estimates that impact the cost to complete each contract are: costs of engineering, materials, components, equipment, labor and subcontracts; labor productivity; schedule durations, including subcontractor or supplier progress; liquidated damages; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts in progress. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates, which could result in material changes to our Financial Statements and related disclosures. See Note 15 to our Financial Statements for discussion of projects with significant changes in estimated margins during the third quarter and year-to-date 2017 and 2016 periods.
Our long-term contracts are awarded on a competitively bid and negotiated basis and the timing of revenue recognition may be impacted by the terms of such contracts. We use a range of contracting options, including cost-reimbursable, fixed-price and hybrid, which has both cost-reimbursable and fixed-price characteristics. Fixed-price contracts, and hybrid contracts with a more significant fixed-price component, tend to provide us with greater control over project schedule and the timing of when work is performed and costs are incurred, and accordingly, when revenue is recognized. Cost-reimbursable contracts, and hybrid contracts with a more significant cost-reimbursable component, generally provide our customers with greater influence over the timing of when we perform our work, and accordingly, such contracts often result in less predictability with respect to the timing of revenue recognition. Contract revenue for our long-term contracts recognized under the POC method reflects the original contract price adjusted for approved change orders and estimated recoveries for incentive fees, unapproved change orders and claims, and liquidated damages. We recognize revenue associated with incentive fees when the value can be reliably estimated and recovery is probable. We recognize revenue associated with unapproved change orders and claims to the extent the related costs have been incurred, the value can be reliably estimated and recovery is probable. Our recorded incentive fees, unapproved change orders and claims reflect our best estimates of recovery amounts; however, the ultimate resolution and amounts received could differ from these estimates. Liquidated damages are reflected as a reduction to contract price to the extent they are deemed probable. See Note 15 to our Financial Statements for additional discussion of our recorded unapproved change orders, claims and incentives.

With respect to our EPC services, our contracts are not segmented between types of services, such as engineering and construction, if each of the EPC components is negotiated concurrently or if the pricing of any such services is subject to the ultimate negotiation and agreement of the entire EPC contract. However, an EPC contract including fabrication services may be segmented if we satisfy the segmenting criteria in ASC 605-35. Revenue recorded in these situations is based on our prices and terms for similar services to third party customers. Segmenting a contract may result in different interim rates of profitability for each scope of service than if we had recognized revenue without segmenting. In some instances, we may combine contracts that are entered into in multiple phases, but are interdependent and include pricing considerations by us and the customer that are impacted by all phases of the project. Otherwise, if each phase is independent of the other and pricing considerations do not give effect to another phase, the contracts will not be combined.
Cost of revenue for our long-term contracts includes direct contract costs, such as materials and labor, and indirect costs that are attributable to contract activity. The timing of when we bill our customers is generally dependent upon advance billing terms, milestone billings based on the completion of certain phases of the work, or when services are provided. Projects with costs and estimated earnings recognized to date in excess of cumulative billings are reported on the Balance Sheets as costs and estimated earnings in excess of billings. Projects with cumulative billings in excess of costs and estimated earnings recognized to date are reported on the Balance Sheets as billings in excess of costs and estimated earnings. Any uncollected billed amounts, including contract retentions, are reported as accounts receivable.
Revenue for our service contracts that do not satisfy the criteria for revenue recognition under the POC method is recorded at the time services are performed. Revenue associated with incentive fees for these contracts is recognized when earned. Unbilled receivables for our service contracts are recorded within accounts receivable.
Revenue for our pipe and steel fabrication contracts that are independent of an EPC contract, or for which we satisfy the segmentation criteria discussed above, is recognized upon shipment of the fabricated or manufactured units. During the fabrication or manufacturing process, all related direct and allocable indirect costs are capitalized as work in process inventory and such costs are recorded as cost of revenue at the time of shipment.
Goodwill
Goodwill Summary and Reporting Units—At September 30, 2017, our goodwill balance was $2.3 billion. Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually at a reporting unit level, absent any indicators of impairment or when other actions require an impairment assessment (such as a change in reporting units). We perform our annual impairment assessment during the fourth quarter of each year based on balances as of October 1. At December 31, 2016, and prior to the recognition of our Capital Services Operations and Technology Operations as discontinued operations (discussed below), we had the following five reporting units within our four operating groups:

•	Engineering & Construction—Our Engineering & Construction operating group represented a reporting unit, and continued to represent a reporting unit at September 30, 2017.

•
Fabrication Services—Our Fabrication Services operating group represented a reporting unit. This reporting unit included our Engineered Products Operations, which were included within our Technology Operations and classified as a discontinued operation during the third quarter 2017 (discussed below). Fabrication Services, excluding our discontinued Engineered Products Operations, continued to represent a reporting unit at September 30, 2017.

•
Technology—Our Technology operating group represented a reporting unit. This reporting unit was included within our Technology Operations and classified as a discontinued operation during the third quarter 2017 (discussed below).

•
Capital Services—Our Capital Services operating group included two reporting units: Facilities & Plant Services and Federal Services. These reporting units were included within our Capital Services Operations and classified as a discontinued operation during the first quarter 2017 and sold on June 30, 2017 (discussed in Note 1 and Note 4).

Annual Impairment Assessment—During the fourth quarter 2016, we performed a quantitative assessment of goodwill for the aforementioned reporting units. Based on these quantitative assessments, the fair value of the Engineering & Construction, Fabrication Services and Technology reporting units each substantially exceeded their respective net book values, and accordingly, no impairment charge was necessary as a result of our impairment assessments. However, the net book values of the Facilities & Plant Services and Federal Services reporting units exceeded their respective fair values and an impairment charge was recorded. Accordingly, the fair value of these reporting units approximated their respective net book values subsequent to the goodwill impairments.

Interim Impairment Assessment—During the second quarter 2017, we experienced a decline in our market capitalization and incurred charges on certain projects (as discussed further in Note 15 to our Financial Statements) within our Engineering & Construction reporting unit that resulted in a net loss for the second quarter and first six months of 2017. We believed these events and circumstances were indicators that goodwill of our Engineering & Construction reporting unit was potentially impaired. Accordingly, we performed a quantitative assessment of goodwill for our Engineering & Construction reporting unit as of June 30, 2017. Based on this quantitative assessment, the fair value of the Engineering & Construction reporting unit continued to substantially exceed its net book value, and accordingly, no impairment charge was necessary as a result of our interim impairment assessment. There were no additional indicators of impairment during the third quarter or first nine months of 2017. If we were to experience an additional decline in our market capitalization, or a prolonged market capitalization at our current levels, it could indicate that the goodwill of one or more of our reporting units is impaired, and require additional interim quantitative impairment assessments. If, based on future assessments our goodwill is deemed to be impaired, the impairment would result in a charge to earnings in the period of impairment. There can be no assurance that future goodwill impairment tests will not result in charges to earnings.
Discontinued Operations Assessment—During the third quarter 2017, we classified our Technology Operations as a discontinued operation (discussed in Note 1 and Note 4). Our Technology Operations are primarily comprised of our former Technology operating group and reporting unit and our Engineered Products Operations, representing a portion of our Fabrication Services operating group and reporting unit. As a result of the classification of our Technology reporting unit as part of our Technology Operations within discontinued operations, all of its goodwill (approximately $297.0 million) was allocated to our Technology Operations. Further, as a result of the classification of our Engineered Products Operations as part of our Technology Operations within discontinued operations, we allocated a portion of the Fabrication Services reporting unit’s goodwill (approximately $200.0 million) to our Technology Operations. The allocation was based on the relative fair values of the Engineered Products Operations and remaining Fabrication Services reporting unit after removal of the Engineered Products Operations.
The fair value of the Engineered Products Operations was determined on a basis consistent with the basis used for our annual impairment assessment (discussed in Note 2 to our Financial Statements) and gave consideration to a market indicator of fair value for the Technology Operations. The fair value of the remaining Fabrication Services reporting unit was also determined on a basis consistent with the basis used for our annual impairment assessment. Based on the aforementioned, the fair value of the remaining Fabrication Services reporting unit continued to substantially exceed its net book value, and accordingly, no impairment charge was necessary as a result of the removal of the Engineered Products Operations.
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
Other Long-Lived Assets
We amortize our finite-lived intangible assets on a straight-line basis with lives ranging from 6 to 20 years, absent any indicators of impairment. We review tangible assets and finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, the estimated future cash flow associated with the asset or asset group will be compared to their respective carrying amounts to determine if an impairment exists. During the first nine months of 2017, we noted no indicators of impairment. See Note 6 to our Financial Statements for additional discussion of our intangible assets.

Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis using currently enacted income tax rates for the years in which the differences are expected to reverse. A valuation allowance (“VA”) is provided to offset any net deferred tax assets (“DTA(s)”) if, based on the available evidence, it is more likely than not that some or all of the DTAs will not be realized. The realization of our net DTAs depends upon our ability to generate sufficient future taxable income of the appropriate character and in the appropriate jurisdictions.
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
Income tax and associated interest and penalty reserves, where applicable, are recorded in those instances where we consider it more likely than not that additional tax will be due in excess of amounts reflected in income tax returns filed worldwide, irrespective of whether we have received tax assessments. We continually review our exposure to additional income tax obligations and, as further information is known or events occur, changes in our tax and penalty reserves may be recorded within income tax expense and changes in interest reserves may be recorded in interest expense.
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
Venture net assets consist primarily of working capital and property and equipment, and assets may be restricted from being used to fund obligations outside of the venture. These ventures typically have limited third party debt or have debt that is non-recourse in nature. However, they may provide for capital calls to fund operations or require participants in the venture to provide additional financial support, including advance payment or retention letters of credit.
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
If at any time a venture qualifies as a VIE, we perform a qualitative assessment to determine whether we are the primary beneficiary of the VIE and, therefore, need to consolidate the VIE. We are the primary beneficiary if we have (1) the power to direct the economically significant activities of the VIE and (2) the right to receive benefits from, and obligation to absorb losses of, the VIE. If the venture is a VIE and we are the primary beneficiary, or we otherwise have the ability to control the venture, we consolidate the venture. If we determine that we are not the primary beneficiary of the VIE, or only have the ability to significantly influence, rather than control the venture, we do not consolidate the venture. We account for unconsolidated ventures using either 1) proportionate consolidation for both the Balance Sheet and Statement of Operations, when we meet the applicable accounting criteria to do so, or 2) utilize the equity method. See Note 7 to our Financial Statements for additional discussion of our material partnering arrangements.

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

•	the execution of activities on and completion of specific projects, including timing to complete, future productivity and cost to complete;

•	estimates of percentage of completion and contract profits or losses;

•	estimates regarding liquidated damages;

•	expectations regarding the likelihood, estimated proceeds and timing of the sale of our Technology Operations;

•	expectations regarding the future compliance with our financial and other covenants and our ability to obtain waivers or amendments to the agreements governing our primary financing arrangements;

•	expectations regarding access to sources of liquidity and capital resources, including access to bonding facilities;

•	future levels of capital expenditures;

•	anticipated tax rates;

•	expectations regarding exchange gains and losses;

•	expectations regarding defined benefit pension and other postretirement plan contributions and investment performance;

•	the potential effects of judicial or other proceedings on our business, financial condition, results of operations and cash flows; and

•	the anticipated effects of actions of third parties such as competitors, or regulatory authorities, or plaintiffs in litigation.

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
One form of exposure to fluctuating exchange rates relates to the effects of translating financial statements of entities with functional currencies other than the U.S. Dollar into our reporting currency. With respect to the translation of our balance sheet, net movements in the Australian Dollar, British Pound, and Euro exchange rates against the U.S. Dollar favorably impacted the cumulative translation adjustment component of AOCI by approximately $82.3 million, net of tax, and our cash balance was favorably impacted by approximately $76.4 million. We generally do not hedge our exposure to potential foreign currency translation adjustments.
Another form of exposure to fluctuating exchange rates relates to the effects of transacting in currencies other than those of our entity’s functional currencies. We do not engage in currency speculation; however, we utilize foreign currency exchange rate derivatives on an ongoing basis to hedge against certain foreign currency related operating exposures. We generally seek hedge accounting treatment for contracts used to hedge operating exposures and designate them as cash flow hedges. Therefore, gains and losses, exclusive of credit risk and forward points (which represent the time value component of the fair value of our derivative positions), are included in AOCI until the associated underlying operating exposure impacts our earnings. Changes in the fair value of (1) credit risk and forward points, (2) instruments deemed ineffective during the period, and (3) instruments that we do not designate as cash flow hedges, are recognized within cost of revenue and were not material during the first nine months of 2017.
At September 30, 2017, the notional value of our outstanding forward contracts to hedge certain foreign currency exchange-related operating exposures was $209.0 million, including net foreign currency exchange rate exposure associated with the purchase of U.S. Dollars ($130.5 million), Russian Rubles ($37.3 million), Japanese Yen ($7.2 million), Thai Baht ($3.6 million), Kuwaiti Dinars ($3.0 million), and the sale of Euros ($27.4 million). The total fair value of these contracts was a net asset of approximately $0.6 million at September 30, 2017. The potential change in fair value for our outstanding contracts resulting from a hypothetical ten percent change in quoted foreign currency exchange rates would have been approximately $2.0 million and $6.3 million at September 30, 2017 and December 31, 2016, respectively. This potential change in fair value of our outstanding contracts would be offset by the change in fair value of the associated underlying operating exposures.
Other—The carrying values of our cash and cash equivalents (primarily consisting of bank deposits), accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. At September 30, 2017, the fair value of our Second Term Loan, based on the current market rates for debt with similar credit risk and maturities, approximated its carrying value as interest is based on LIBOR plus an applicable floating margin. At September 30, 2017, the fair values of our Senior Notes and Second Senior Notes, based on the current market rates for debt with similar credit risk and maturities, approximated the carrying values due to their classification as current on our Balance Sheet. At December 31, 2016, our Senior Notes and Second Senior Notes had a total fair value of approximately $785.7 million and $206.4 million, respectively, based on current market rates for debt with similar credit risk and maturities and were categorized within level 2 of the valuation hierarchy. See Note 10 to our Financial Statements for additional discussion of our financial instruments.

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
Changes in Internal Control—There were no changes in our internal controls over financial reporting that occurred during the third quarter 2017, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding ongoing litigation and other proceedings, see Note 12 to our Financial Statements in Part I of this report, which we incorporate by reference into this Item.
Item 1A. Risk Factors
We are subject to various risks and uncertainties in the course of our business.  A discussion of material risks and uncertainties relating to CB&I may be found under Item “1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 1, 2017 (the “Form 10-K Risk Factors”).  The following discussion supplements the Form 10-K Risk Factors.
Failure to comply with covenants in our Senior Facilities, which has previously required a series of waivers and amendments from our lenders or noteholders, could adversely affect our ability to borrow funds, issue letters of credit, result in the acceleration of our outstanding indebtedness, require us to cash collateralize outstanding letters of credit and otherwise adversely affect us.
Our Senior Facilities contain several financial covenants, with which we must comply.  Our recent operating and financial performance would have resulted in our being unable to satisfy certain of these covenants as of June 30, 2017, absent amendments and waivers from our lenders and debt holders. On August 9, 2017, and effective for the period ended June 30, 2017, we entered into amendments to the Senior Facilities, which, among other things, require us to comply with a new Minimum EBITDA covenant and a new Minimum Availability covenant and execute on our plans to take certain actions, including the suspension of quarterly dividends and the completion of the sale of our Technology Operations to a third party by December 27, 2017, subject to extension in certain events, and the repayment of outstanding indebtedness with proceeds from the sale.  As of September 30, 2017, our outstanding indebtedness was approximately $2.1 billion. As certain factors regarding our compliance with our financial and other covenants contained in the Senior Facilities is beyond our control, approximately $1.0 billion of such debt, which by its terms is due beyond one year and would otherwise be reflected as long-term, has been classified as current. See the discussion above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” within Item 2 of Part I.
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
In the event that we are unable to satisfy our financial and other covenants under our Senior Facilities, as amended, and are unable to obtain any necessary amendments or waivers to avoid an event of default under any of the Senior Facilities, all of our outstanding indebtedness could be accelerated and our outstanding letters of credit could be required to be cash collateralized by us. In addition, if we are unable to repay any of our debt at maturity (including our Series A Senior Notes that mature on December 27, 2017), all of our outstanding indebtedness would be accelerated and would become immediately due and payable. In those circumstances we may be unable to repay or refinance our outstanding indebtedness and replace or backstop the requirements with respect to our outstanding letters of credit.

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
In addition, a number of our letters of credits have one-year terms.  The issuing banks generally have no obligation to renew these letters of credit and, to the extent that particular letters of credit are not renewed, we will be required to find alternative letter of credit providers.  If we are unable to do so or do so on acceptable terms, we may be in breach of the underlying contracts with customers, and those customers may be entitled to terminate such contracts and claim related damages. Depending on the materiality of the contracts involved, these circumstances could have a material adverse effect on our business and results of operations, cash flows and liquidity, and financial position.
The potential sale of our Technology Operations is subject to significant uncertainty. We may not enter into an agreement for a sale of our Technology Operations. If we do enter into any such agreement, the sale may not be completed, on the time frame required by our debt amendments or on the desired terms, or in circumstances that will result in us having sufficient liquidity for our continued operations.
On August 9, 2017, in conjunction with the amendments to our Senior Facilities, we announced that we are pursuing the potential sale of our Technology Operations to a third party.  We are required to use the net proceeds of any such sale to repay outstanding indebtedness.  The potential sale of this business is subject to a number of factors and conditions outside of our control, and there can be no guarantee that the sale will be completed, will be completed within the timeline required by our amendments, or be completed on terms desirable to us or our creditors. The timeline will be affected by events outside of our control, such as domestic or foreign regulatory approvals or third party consents, which may be delayed or may not be obtained on acceptable terms. Our failure to sell our Technology Operations, or consummate the transaction within the prescribed timeframe, would result in a default under our debt agreements, and our debt becoming immediately due, unless further amendments or waivers are available. There can be no assurance that we would be able to obtain any amendments or waivers. In addition, we may need to enter into an agreement to sell our Technology Operations on terms that we do not find attractive and the sale may not generate the net cash proceeds required for us to remain in compliance with our financial and other covenants and to provide us with sufficient liquidity for our remaining operations following the sale. Further, with or without the sale, we may need to enter into replacement financing arrangements to provide our business with the necessary operating liquidity and funds to meet our remaining obligations. We may need to consider or pursue alternative financing arrangements, which may involve raising debt financing, raising equity capital, or other arrangements. There can be no assurance that we will be able to enter into any such replacement financing arrangements on terms that we find attractive, or at all, to provide our business with the necessary operating liquidity or funds to meet our remaining obligations. The occurrence of any of the circumstances described above would have a material adverse effect on our business and results of operations, cash flows and liquidity, and financial position.
Our execution of fixed-price contracts has had, and may in the future continue to have, a negative impact on our operating results.
A significant portion of our contracts are at fixed prices. As a result, we bear the risk of cost overruns.  If we fail to price our contracts adequately, fail to estimate effectively the cost to complete fixed-price contracts or fail to execute such contracts at the cost estimates, or if we experience significant cost overruns, then our business and results of operations, cash flows and liquidity, and financial position could be materially adversely affected.
Our indebtedness, the potential sale of our Technology Operations and potential covenant violations under our Senior Facilities may impact our business, financial condition and operations.

Due to our indebtedness, the potential sale of our Technology Operations and potential covenant violations under our Senior Facilities, there are risks related to our ongoing business such as third parties’ diminished confidence in our ability to provide services, disruption to our business and distraction of management, retention of key employees, and requests by third parties to terminate our relationships or require financial assurances.

Item 6. Exhibits
(a) Exhibits

3.1 (1)
Amended Articles of Association of the Company (English translation) (incorporated by reference to Exhibit 3 to CB&I’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 8, 2005 (File No. 1-12815))

10.1 (1)
Amendment No. 8 and Waiver, dated as of August 9, 2017, to the Credit Agreement, dated as of October 28, 2013, by and among CB&I, Chicago Bridge & Iron Company (Delaware), certain Subsidiaries of CB&I signatory thereto, Bank of America, N.A., as administrative agent and collateral agent, and each of the Lenders signatory thereto (incorporated by reference to Exhibit 10.1 to CB&I’s Current Report on Form 8-K filed with the SEC on August 15, 2017 (File No. 1-12815))

10.2 (1)
Amendment No. 5 and Waiver, dated as of August 9, 2017, to Amended and Restated Revolving Credit Agreement, dated as of July 8, 2015, by and among CB&I, Chicago Bridge & Iron (Delaware), certain subsidiaries of CB&I signatory thereto, Bank of America, N.A., as administrative agent and collateral agent, and each of the Lenders signatory thereto (incorporated by reference to Exhibit 10.2 to CB&I’s Current Report on Form 8-K filed with the SEC on August 15, 2017 (File No. 1-12815))

10.3 (1)
Amendment No. 5 and Waiver, dated as of August 9, 2017, to Term Loan Agreement, dated as of July 8, 2015, by and among CB&I, Chicago Bridge & Iron (Delaware), Bank of America, N.A., as administrative agent and collateral agent, and each of the Lenders signatory thereto (incorporated by reference to Exhibit 10.3 to CB&I’s Current Report on Form 8-K filed with the SEC on August 15, 2017 (File No. 1-12815))

10.4 (1)
Seventh Amendment and Waiver, dated as of August 9, 2017, to the Note Purchase and Guarantee Agreement, dated as of December 27, 2012, by and among CB&I, Chicago Bridge & Iron Company (Delaware), certain Subsidiaries of CB&I signatory thereto, and each of the noteholders signatory thereto (incorporated by reference to Exhibit 10.4 to CB&I’s Current Report on Form 8-K filed with the SEC on August 15, 2017 (File No. 1-12815))

10.5 (1)
Fifth Amendment and Waiver, dated as of August 9, 2017, to the Note Purchase and Guarantee Agreement, dated as of July 22, 2015, by and among CB&I, Chicago Bridge & Iron Company (Delaware), certain Subsidiaries of CB&I signatory thereto, and each of the noteholders signatory thereto (incorporated by reference to Exhibit 10.5 to CB&I’s Current Report on Form 8-K filed with the SEC on August 15, 2017 (File No. 1-12815))

10.6 (2)
Consent and Sixth Amendment, dated as of October 5, 2017, to Note Purchase and Guarantee Agreement, dated as of July 22, 2015, by and among CB&I, Chicago Bridge & Iron Company (Delaware), and each of the holders of the Notes signatory thereto.

10.7 (2)
Consent and Eighth Amendment, dated as of October 5, 2017, to Note Purchase and Guarantee Agreement, dated as of December 27, 2012, by and among CB&I, Chicago Bridge & Iron Company (Delaware), and each of the holders of the Notes signatory thereto.

31.1 (2)	Certification of the Company’s Chief Executive Officer pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (2)	Certification of the Company’s Chief Financial Officer pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (2)	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 (2)	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS (2),(3)	XBRL Instance Document

101.SCH (2),(3)	XBRL Taxonomy Extension Schema Document

101.CAL (2),(3)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (2),(3)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (2),(3)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (2),(3)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the filing indicated

(2)	Filed herewith

(3)
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016, (iii) the Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, (v) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2017 and 2016, and (vi) the Notes to Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 30, 2017.

Chicago Bridge & Iron Company N.V.
By:	Chicago Bridge & Iron Company B.V.
Its:	Managing Director

By:	/s/ Michael S. Taff
Michael S. Taff
Managing Director
(Principal Financial Officer and Duly Authorized Officer)