Form 10-K
period 2017-12-31
CHICAGO BRIDGE & IRON CO N V
filed 2018-02-21
CIK 1027884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .
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
Securities registered pursuant to Section 12(g) of the Act: none
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  ☒    NO  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES  ☐    NO  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☒    NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒
Aggregate market value of common stock held by non-affiliates, based on a New York Stock Exchange closing price of $19.73 as of June 30, 2017 was approximately $2.0 billion.
The number of shares outstanding of the registrant’s common stock as of February 13, 2018 was 102,279,673.

CHICAGO BRIDGE & IRON COMPANY N.V.

PART I

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including all documents incorporated by reference, contains forward-looking statements regarding Chicago Bridge & Iron Company N.V. (“CB&I”, “we”, “our”, “us” or “the Company”) and represents our expectations and beliefs concerning future events. These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995 as set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. The forward-looking statements included herein or incorporated herein by reference include or may include, but are not limited to, (and you should read carefully) any statements that are predictive in nature, depend upon or refer to future events or conditions, or use or contain words, terms, phrases, or expressions such as “achieve,” “forecast,” “plan,” “propose,” “strategy,” “envision,” “hope,” “will,” “continue,” “potential,” “expect,” “believe,” “anticipate,” “project,” “estimate,” “predict,” “intend,” “should,” “could,” “may,” “might,” or similar words, terms, phrases, or expressions or the negative of any of these terms. Any statements in this Form 10-K that are not based upon historical fact are forward-looking statements and represent our best judgment as to what may occur in the future.
Forward-looking statements involve known and unknown risks and uncertainties. In addition to the material risks listed under Item 1A. “Risk Factors” that may cause business conditions or our actual results, performance or achievements to be materially different from those expressed or implied by any forward-looking statements, the following are some, but not all, of the factors that might cause business conditions or our actual results, performance or achievements to be materially different from those expressed or implied by any forward-looking statements, or contribute to such differences:

•
our ability to satisfy the conditions to closing of the proposed business combination with McDermott International; Inc. (“McDermott”), and to complete such combination, on the anticipated time frame or at all;

•	business uncertainties and operating restrictions during the pendency of the proposed combination with McDermott;

•	restrictions on our ability to pursue alternatives to the combination with McDermott;

•	our ability to realize cost savings from our expected performance of contracts, whether as a result of improper estimates, performance, or otherwise;

•	uncertain timing and funding of new contract awards, as well as project cancellations;

•	our ability to fully realize the revenue value reported in our backlog;

•
cost overruns on fixed-price or similar contracts or failure to receive timely or proper payments on cost-reimbursable contracts, whether as a result of improper estimates, performance, disputes, or otherwise;

•	risks associated with labor productivity;

•	risks associated with percentage-of-completion accounting; our ability to settle or negotiate unapproved change orders and claims and estimates regarding liquidated damages;

•	changes in the costs or availability of, or delivery schedule for, equipment, components, materials, labor or subcontractors;

•
adverse impacts from weather affecting our performance and timeliness of completion, which could lead to increased costs and affect the quality, costs or availability of, or delivery schedule for, equipment, components, materials, labor or subcontractors;

•	operating risks, which could lead to increased costs and affect the quality, costs or availability of, or delivery schedule for, equipment, components, materials, labor or subcontractors;

•	increased competition;

•	fluctuating revenue resulting from a number of factors, including a decline in energy prices and the cyclical nature of the individual markets in which our customers operate;

•	delayed or lower than expected activity in the energy and natural resource industries, demand from which is the largest component of our revenue;

•
future levels of demand, including expectations regarding: planned investments across the natural gas value chain, including liquefied natural gas (“LNG”) and petrochemicals; continued investments in projects based on United States (“U.S.”) shale gas; global investments in power and petrochemical facilities are expected to continue; and investments in various types of facilities that require storage structures and pre-fabricated pipe.

•
expectations regarding future compliance with our financial and other covenants and our ability to obtain waivers or amendments to the agreements governing our primary financing arrangements, should such waivers or amendments be required;

•	estimates regarding the likelihood and timing of completion of the Combination;

•	the non-competitiveness or unavailability of, or lack of demand or loss of legal protection for, our intellectual property assets or rights;

•	failure to keep pace with technological changes or innovation;

•	failure of our patents or licensed technologies to perform as expected or to remain competitive, current, in demand, profitable or enforceable;

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

•
compliance with applicable laws and regulations in any one or more of the countries in which we operate including, but not limited to, the U.S. Foreign Corrupt Practices Act (“FCPA”) and those concerning the environment, export controls anti-money laundering and trade sanction programs;

•	foreign currency risk and our inability to properly manage or hedge currency or similar risks; and

•	a downturn, disruption, or stagnation in the economy in general.
Although we believe the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future performance or results. You should not unduly rely on any one forward-looking statement or these forward-looking statements in general. Each forward-looking statement is made and applies only as of the date of the particular statement, and we are not obligated to update, withdraw, or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should consider these risks when reading any forward-looking statements. All forward-looking statements attributed or attributable to us or to persons acting on our behalf are expressly qualified in their entirety by this section entitled Forward-Looking Statements.

Item 1. Business
Founded in 1889, CB&I, a Netherlands company, provides a wide range of services, including conceptual design, technology, engineering, procurement, fabrication, modularization, construction and commissioning services to customers in the energy infrastructure market throughout the world. Our stock trades on the New York Stock Exchange (“NYSE”) under the ticker symbol “CBI.” With more than a century of experience and approximately 26,400 employees worldwide, we capitalize on our global expertise and local knowledge to safely and reliably deliver projects virtually anywhere. At a given point in time, we have active projects in process in more than 70 countries.
Our business is aligned into three operating groups, which represent our reportable segments: Engineering & Construction; Fabrication Services; and Technology. See below and Note 5 within Item 8 for further discussion of our discontinued operations and below and Note 19 within Item 8 for further discussion of our reportable segments and related financial information.
Business Combination
On December 18, 2017, we entered into an agreement (the “Combination Agreement”) to combine with McDermott International, Inc. (“McDermott”) in an all-stock transaction whereby McDermott stockholders will own approximately 53% of the combined company and our shareholders will own approximately 47% (the “Combination”). Under the terms of the Combination Agreement, our shareholders would be entitled to receive 2.47221 shares of McDermott common stock for each share of our common stock (or 0.82407 shares if McDermott effects a planned three-to-one reverse stock split prior to closing), together with cash in lieu of fractional shares and subject to any applicable withholding taxes. The Combination is anticipated to close in the second quarter 2018, subject to the approval of our shareholders and McDermott stockholders, regulatory approvals and other customary closing conditions.
Dispositions
Capital Services Operations—On February 27, 2017, we entered into a definitive agreement (the “CS Agreement”) with CSVC Acquisition Corp (“CSVC”), under which CSVC agreed to acquire our “Capital Services Operations” (primarily comprised of our former Capital Services reportable segment). Our Capital Services Operations provided comprehensive and integrated maintenance services, environmental engineering and remediation, construction services, program management, and disaster response and recovery services for private-sector customers and governments. We completed the sale on June 30, 2017 (the “Closing Date”), and during 2017 we received net proceeds of approximately $599.0 million (approximately $645.5 million net of cash sold and including $46.5 million for transaction costs and estimated working capital and other adjustments required by the CS agreement). As a result of the aforementioned, during 2017, we recorded a pre-tax charge of approximately $64.8 million, and income tax expense of approximately $51.6 million resulting from a taxable gain on the transaction (due primarily to the non-deductibility of goodwill). The transaction did not result in any material cash taxes associated with the taxable gain due to the use of previously recorded net operating loss carryforwards. The proceeds received were used to reduce our outstanding debt. See Note 5 within Item 8 for further discussion of the sale of our Capital Services Operations.
Nuclear Operations—On December 31, 2015, we completed the sale of our nuclear power construction business (our “Nuclear Operations”), previously included within our Engineering & Construction operating group, to Westinghouse Electric Company LLC (“WEC”) for transaction consideration of approximately $161.0 million, which was to be due upon WEC’s substantial completion of the acquired VC Summer and Vogtle nuclear projects. At December 31, 2015, we recorded the present value of the transaction consideration (the “Transaction Receivable”); however, during the fourth quarter 2016 we determined that recovery was no longer probable and recorded a non-cash pre-tax charge of approximately $148.1 million (approximately $96.3 million after-tax) to reserve the Transaction Receivable. During 2015, we also recorded a non-cash pre-tax charge of approximately $1.5 billion (approximately $1.1 billion after-tax) related to the impairment of goodwill (approximately $453.1 million) and intangible assets (approximately $79.1 million) and a loss on the net assets sold (approximately $973.7 million) as a result of the sale. See Note 4 and Note 14 within Item 8 for further discussion of the sale of our Nuclear Operations and related dispute with WEC, respectively.
Discontinued Operations
Capital Services Operations—We considered the aforementioned Capital Services Operations to be a discontinued operation in the first quarter 2017, as the divestiture represented a strategic shift and will have a material effect on our operations and financial results. Our classification of the Capital Services Operations as a discontinued operation requires retrospective application to financial information for all periods presented. Therefore, unless otherwise noted, the values presented throughout this report have been updated to reflect our continuing operations. See below and Note 5 within Item 8 for further discussion of our discontinued Capital Services Operations.

Technology Operations—In July 2017, we initiated a plan to market and sell our “Technology Operations” (primarily comprised of our Technology reportable segment and our “Engineered Products Operations”, representing a portion of our Fabrication Services reportable segment). We considered the Technology Operations to be a discontinued operation in the third quarter 2017, as the anticipated divestiture represented a strategic shift and would have a material effect on our operations and financial results. However, during the fourth quarter 2017, we suspended our plan to sell our Technology Operations due to the Combination Agreement. As such, the Technology Operations are not reported as a discontinued operation at December 31, 2017 or for any periods presented.
Segment Financial Information
Our management structure and internal and public segment reporting are aligned based upon the services offered by our three operating groups, which represent our reportable segments.
Engineering & Construction. Engineering & Construction provides engineering, procurement and construction (“EPC”) services for major energy infrastructure facilities. Projects for this operating group include upstream and downstream process facilities for the oil and gas industry, such as refinery process units and petrochemical facilities, as well as LNG liquefaction and regasification terminals, and fossil electric generating plants for the power generation industry. Customers include international energy companies such as TOTAL, Chevron, ExxonMobil, Duke Energy, Westlake Chemical Corporation, Lotte Chemical Corporation and Sempra Energy; national energy companies such as Orpic (Oman) and KNPC (Kuwait); and regional energy companies in the U.S. such as Entergy and Freeport LNG.
Fabrication Services. Fabrication Services provides fabrication and erection of steel plate structures; fabrication of piping systems and process modules; manufacturing and distribution of pipe and fittings; and engineered products for the oil and gas, petrochemical, power generation, water and wastewater, mining and mineral processing industries. Projects for this operating group include above ground storage tanks, LNG and low temperature tanks, field erected pressure vessels and spheres, elevated water storage tanks and other specialty structures, process modules, fabrication of piping and structural steel, induction bending and module prefabrication and assembly. Customers include international energy companies such as Chevron, ChevronPhillips, ConocoPhillips, Dow, ExxonMobil and Shell; international mining and mineral processing companies such as Alcoa and BHP; national energy companies such as ADNOC (United Arab Emirates (UAE)), KNPC (Kuwait) and Saudi Aramco (Saudi Arabia); regional refining, chemical, and gas processing companies such as Flint Hills Resources (U.S.), Suncor (U.S. and Canada) and Sunoco (U.S.); and regional terminal operators such as Enterprise (U.S.) and Kinder Morgan (U.S. and Canada).
Technology. Our Technology operating group provides proprietary process technology licenses and associated engineering services and catalysts, primarily for the petrochemical and refining industries, and offers process planning and project development services and a comprehensive program of aftermarket support. Technology has a 50% owned unconsolidated joint venture with Chevron (“Chevron-Lummus Global” or “CLG”) that provides proprietary process technology licenses and associated engineering services and catalyst, primarily for the refining industry. Technology also has a 33.3% owned unconsolidated joint venture (“NET Power”) with Exelon Generation Company, LLC and 8 Rivers Capital, LLC, for the purpose of commercializing a new natural gas power generation system that recovers the carbon dioxide produced during combustion. The joint venture is currently building a demonstration unit in Texas, for which construction is nearing completion. Technology customers include international energy companies such as Chevron, Phillips 66, and TOTAL; national energy companies such as Indian Oil (India), Rosneft (Russia), PetroChina (China), Sabic (Saudi Arabia), PTT (Thailand), and Saudi Aramco (Saudi Arabia); and regional energy companies such as Formosa Plastics (United States), Tasnee (Saudi Arabia), Valero (United States), and Reliance (India).
See “Results of Operations” within Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Note 19 within Item 8, for segment financial information by operating group.
Competitive Strengths
Our core competencies, which we believe are significant competitive strengths, include:
Strong Health, Safety and Environmental (“HSE”) Performance. Because of our long and outstanding safety record, we are sometimes invited to bid on projects for which other competitors do not qualify. Our HSE performance also translates directly to lower costs and reduced risk to our employees, subcontractors and customers. According to the U.S. Bureau of Labor Statistics, the national Lost Workday Case Incidence Rate for construction companies similar to CB&I was 0.6 per 100 full-time employees for 2016 (the latest reported year), while our rates for 2016 and 2017 were only 0.02 per 100 employees and 0.01 per 100 employees, respectively. CB&I was awarded the 2015 Green Cross for Safety medal by the National Safety Council for our outstanding achievement in workplace safety. CB&I was the first company in our industry to earn this honor, which is one of the most prestigious safety awards a company can receive.
Licensed Technologies. We hold approximately 3,200 patents and offer a broad, state-of-the-art portfolio of over 100 hydrocarbon refining, petrochemical and gas processing technologies. Our ability to provide licensed technologies sets us apart from our competitors and presents opportunities for increased profitability. Combining technology with EPC capabilities strengthens our presence throughout the project life cycle, allowing us to capture additional market share in higher margin growth markets.
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
Global Execution Capabilities. With a network of approximately 90 sales and operations offices around the world, established supplier relationships and available workforces, we have the ability to rapidly mobilize personnel, materials and equipment to execute projects in locations ranging from highly industrialized countries to some of the world’s most remote regions. Additionally, due primarily to our long-standing presence in numerous markets around the world, we have a prominent position as a local direct hire contractor in global energy and industrial markets.
Integrated Execution Model. We are one of the few EPC contractors that has self-perform construction capability in the U.S. and worldwide. In addition, we believe our world class piping fabrication facilities around the world are unique in the EPC contractor industry. These are key elements of our integrated project delivery model which is designed to provide our customers with lower costs and schedule assurance due to our ability to directly perform and control the critical path activities of most projects. This provides us with a competitive advantage over other EPC contractors that operate in our space.
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
Diversified Offering of Products and Services. We are well-diversified in our offerings and in the geographies we serve within the energy infrastructure market. Our diversity ranges from downstream activities such as gas processing, LNG, refining, and petrochemicals, to fossil based power plants and upstream activities such as offshore oil and gas and onshore oil sands projects. Our products and services for these end markets through our continuing operations include feasibility studies and consulting, technology licensing, front end engineering design, EPC, piping and modular fabrication and storage solutions. The diversity of our offerings improves our competitive positioning by allowing us to provide our customers with a fully-integrated platform for turnkey delivery, while retaining the flexibility to provide stand-alone offerings. In addition to serving the energy infrastructure market, we provide diversified government services.
Strong Focus on Project Risk Management. We are experienced in managing the risks associated with identifying, screening, bidding and executing complex projects, and we continually seek to strengthen our risk management processes through the ongoing refinement of our policies and practices. Our position as an integrated EPC service provider allows us to execute global projects on a competitively bid and negotiated basis. We offer our customers a range of contracting options, including cost-reimbursable, fixed-price and hybrid, which has both cost-reimbursable and fixed-price characteristics.
Management Team with Extensive Engineering and Construction Industry Experience. Members of our senior management team have an average of over 25 years of experience in the energy infrastructure industry.
Growth Strategy
Although our near-term prospects may be moderated by the overall level of capital investment in energy infrastructure, we anticipate that our intermediate-term growth will primarily be derived organically from our competitive positioning in existing end markets. Through our fully integrated offerings, we have the ability to provide technology, engineering, procurement, fabrication, construction, and associated services. Our ability to grow is underpinned by our capacity to compete for, and execute, the largest energy infrastructure projects globally while maintaining the agility to pursue stand-alone opportunities that generate a strong base of work. Our competitive positioning is further supported by our superior record of project execution across the vast majority of our portfolio coupled with selectivity in the developments we pursue and our partnering arrangements.

Competition
We operate in a competitive environment. Technology performance, price, timeliness of completion, quality, safety record, track record and reputation are principal competitive factors within our industry. There are numerous regional, national and global competitors that offer similar services to those offered by each of our operating groups.
Marketing and Customers
We contract directly with hundreds of customers in the energy, petrochemical, natural resource and power industries. We rely primarily on direct contact between our technically qualified sales and engineering staff and our customers’ engineering and contracting departments. Dedicated sales employees are located in offices throughout the world.
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
For 2017, revenue from our LNG export facility project in the U.S. for Freeport LNG, LNG export facility project in the U.S. for Sempra Energy, and ethylene plant project in the U.S. for LACC, LLC was approximately $1.3 billion (approximately 19% of consolidated 2017 revenue), approximately $1.2 billion (approximately 18% of consolidated 2017 revenue), and approximately $721.0 million (approximately 11% of consolidated 2017 revenue), respectively. For 2016, revenue from our LNG export facility project in the U.S. for Sempra Energy, LNG mechanical erection project in the Asia Pacific region for Gorgon LNG, and LNG export facility project in the U.S. for Freeport LNG was approximately $1.6 billion (approximately 19% of consolidated 2016 revenue), approximately $1.1 billion (approximately 13% of consolidated 2016 revenue), and approximately $1.1 billion (approximately 13% of consolidated 2016 revenue), respectively. For 2015, revenue from our LNG mechanical erection and tank projects in the Asia Pacific region for Gorgon LNG and our former Nuclear Operations project in Georgia was approximately $1.6 billion (approximately 15% of consolidated 2015 revenue) and approximately $1.2 billion (approximately 11% of consolidated 2015 revenue), respectively.
Backlog
New awards represent the expected revenue value of new contract commitments received during a given period, as well as scope growth on existing commitments. Backlog represents the unearned value of our new awards. New awards and backlog include the entire award values for joint ventures we consolidate and our proportionate share of award values for joint ventures we proportionately consolidate. New awards and backlog also include our pro-rata share of the award values for unconsolidated joint ventures we account for under the equity method. As the net results for our equity method joint ventures are recognized as equity earnings, their revenue is not presented in our Consolidated Statements of Operations. Backlog may fluctuate with currency movements.
At December 31, 2017, we had backlog of approximately $11.4 billion (including approximately $1.2 billion related to our equity method joint ventures), compared with approximately $13.0 billion at December 31, 2016 (including approximately $1.7 billion related to our equity method joint ventures). The decrease in backlog from 2016 is primarily due to the impact of revenue exceeding new awards by $1.4 billion (including approximately $479.1 million of revenue related to our equity method joint ventures) and other adjustments. The geographic mix of our backlog and revenue is primarily dependent upon global energy demand and at December 31, 2017, approximately 30% of our backlog was derived from projects outside the U.S., and for 2017 approximately 20% of our revenue was derived from projects outside the U.S. In addition, as certain contracts within our Engineering & Construction operating group are dependent upon funding from the U.S. government, where funds are appropriated on a year-by-year basis, while contract performance may take more than one year, approximately $355.7 million of our backlog at December 31, 2017 was for contractual commitments that are subject to future funding decisions. Due to the timing of awards and the long-term nature of some of our projects, approximately 40% to 45% of our December 31, 2017 backlog (including backlog associated with our equity method joint ventures) is anticipated to be recognized beyond 2018. See the applicable risk factor in Item 1A “Risk Factors”, and the “Overview” section of Item 7, for further discussion of our backlog.
Types of Contracts
Our contracts are awarded on a competitively bid and negotiated basis using a range of contracting options, including cost-reimbursable, fixed-price and hybrid, which has both cost reimbursable and fixed-price characteristics. Each contract is designed to optimize the balance between risk and reward. At December 31, 2017, approximately 90% of our backlog was contracted on a fixed-price or hybrid basis.

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
We believe we are in compliance, in all material respects, with environmental laws and regulations and maintain insurance coverage to mitigate our exposure to environmental liabilities. We do not believe any environmental matters will have a material adverse effect on our future results of operations, financial position or cash flow. We do not anticipate we will incur material capital expenditures for environmental controls or for the investigation or remediation of environmental conditions during 2018 or 2019.
Patents
We have numerous active patents and patent applications throughout the world, the majority of which are associated with technologies licensed by our Technology operating group. However, no individual patent is so essential that its loss would materially affect our business.
Employees
At December 31, 2017, we employed approximately 26,400 persons worldwide, comprised of approximately 9,300 salaried employees and approximately 17,100 hourly and craft employees. Our number of employees, particularly hourly and craft, varies in relation to the location, number and size of projects we have in process at any given time. To preserve our project management and technological expertise as core competencies, we continuously recruit and develop qualified personnel, and maintain ongoing training programs for all our key personnel.
The percentage of our employees represented by unions at December 31, 2017 was approximately 5% to 10%. We have agreements, which generally extend up to 3 years, with various unions representing groups of employees at project sites and fabrication facilities in the U.S. and Canada and various other countries. We enjoy good relations with our unions and have not experienced a significant work stoppage in any of our facilities in more than ten years.
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

Item 1A. Risk Factors
Any of these risks (which are not the only risks we face) could have material adverse effects on our results of operations, financial position and cash flow and liquidity:
Risks Related to Our Business
Our Business is Dependent upon Major Construction and Service Contracts, the Unpredictable Timing of Which May Result in Significant Fluctuations in Our Cash Flow due to the Timing of Receipt of Payment Under the Contracts.
Our cash flow is dependent upon obtaining major construction and service contracts primarily for work in the energy, petrochemical and natural resource markets throughout the world, especially in cyclical industries such as refining, natural gas and petrochemical. The timing of or failure to obtain contracts, delays in awards of contracts, cancellations of contracts, delays in completion of contracts, or failure to obtain timely payment from our customers, could result in significant periodic fluctuations in our cash flow. In addition, many of our contracts require us to satisfy specific progress or performance milestones in order to receive payment from the customer. As a result, we may incur significant costs for engineering, materials, components, equipment, labor or subcontractors prior to receipt of payment from a customer. Such expenditures could reduce our cash flow and necessitate borrowings under our credit facilities.
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
These risks are exacerbated for projects with long durations because there is an increased risk that the circumstances upon which we based our original estimates will change in a manner that increases costs. In addition, we sometimes bear the risk of delays caused by unexpected conditions or events. To the extent there are future cost increases that we cannot recover from our customers, joint venture partners, suppliers or subcontractors, the outcome could have an adverse effect on our results of operations, financial position and cash flow and liquidity.

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
Our contracts often require us to satisfy or achieve certain milestones in order to receive payment for the work performed, or in the case of cost-reimbursable contracts, provide support for billings in advance of receiving payment. As a result, we may incur significant costs or perform significant amounts of work prior to receipt of payment. If our customer does not proceed with the completion of the project or defaults on its payment obligations, or if we encounter disputes with our customers with respect to the adequacy of billing support, we may face difficulties in collecting payment of amounts due to us for the costs previously incurred. In addition, many of our customers for large EPC projects are project-specific entities that do not have significant assets other than their interests in the EPC project. It may be difficult to collect amounts owed to us by these customers. If we are unable to collect amounts owed to us, this could have an adverse effect on our results of operations, financial position and cash flow and liquidity.
We May Not Be Able to Fully Realize the Revenue Value Reported in Our Backlog.
New awards represent the expected revenue value of new contract commitments received during a given period, as well as scope growth on existing commitments. Commitments may be in the form of written contracts, purchase orders or indications of the amounts of time and materials we need to make available for customers’ anticipated projects. New awards may also include estimated amounts of work to be performed based on customer communication and historic experience and knowledge of our customers’ intentions. Backlog represents the unearned value of our new awards. New awards and backlog include the entire award values for joint ventures we consolidate and our proportionate share of award values for joint ventures we proportionately consolidate. New awards and backlog also include our pro-rata share of the award values for unconsolidated joint ventures we account for under the equity method. As the net results for our equity method joint ventures are recognized as equity earnings, their revenue is not presented in our Consolidated Statements of Operations. At December 31, 2017, we had backlog of approximately $11.4 billion (including approximately $1.2 billion related to our equity method joint ventures). Because the revenue value reported in backlog (including our equity method joint ventures) is the remaining value associated with work that has not yet been completed, the projected value may not be realized or, if realized, may not be profitable as a result of poor contract performance.
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
The use of these ventures exposes us to a number of risks, including the risk that our partners may be unable or unwilling to provide their share of capital investment to fund the operations of the venture or complete their obligations to us, the venture, or ultimately, our customer. Differences in opinions or views among venture partners could also result in delayed decision-making or failure to agree on material issues, which could adversely affect the business and operations of the venture. In addition, agreement terms may subject us to joint and several liability for our venture partners, and the failure of our venture partners to perform their obligations could impose additional performance and financial obligations on us. The aforementioned factors could result in unanticipated costs to complete the projects, liquidated damages or contract disputes, including claims against our partners, any of which could have an adverse effect on our results of operations, financial position and cash flow and liquidity.
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
Intense Competition in the Markets We Serve Could Reduce Our Market Share and Earnings.
The energy, petrochemical, natural resource and power markets we serve are highly competitive markets in which a large number of regional, national and multinational companies (including, in some cases, certain of our customers) compete, and these markets require substantial resources and capital investment in equipment, technology and skilled personnel. Competition also places downward pressure on our contract prices and margins. Intense competition is expected to continue in these markets, presenting us with significant challenges in our ability to maintain strong growth rates and acceptable margins. If we are unable to meet these competitive challenges, we could lose market share to our competitors and our results of operations, financial position and cash flow and liquidity could be adversely affected.
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

The aforementioned factors are beyond our control and could have an adverse effect on our results of operations, financial position and cash flow and liquidity.
We May Be Exposed to Additional Risks as We Obtain New Significant Awards and Execute Our Backlog, Including Greater Backlog Concentration in Fewer Projects, Potential Cost Overruns and Increasing Requirements for Letters of Credit, Each of Which Could Have an Adverse Effect on Our Future Results of Operations, Financial Position and Cash Flow and Liquidity.
As we obtain new significant project awards and convert the backlog into revenue, these projects may use larger sums of working capital than other projects and will be concentrated among a smaller number of customers. If any significant projects currently included in our backlog or awarded in the future were to have material cost overruns, or are significantly delayed, modified or canceled, and we are unable to replace the projects in backlog, our results of operations, financial position and cash flow and liquidity could be adversely affected.
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
Our Execution of Fixed-Price Contracts Has Had, and May in the Future Continue to Have, a Negative Impact on Our Operating Results.
A significant portion of our contracts are fixed price. As a result, we bear the risk of cost overruns.  If we fail to price our contracts adequately, fail to estimate effectively the cost to complete fixed-price contracts or fail to execute such contracts at the cost estimates, or if we experience significant cost overruns, then our results of operations, financial position, and cash flow and liquidity could be adversely affected.
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
Some of our customers, suppliers and subcontractors have traditionally accessed commercial financing and capital markets, as well as government backed export credit agency support to fund their operations or projects, and the availability of funding from those sources could be adversely impacted by a volatile equity or credit markets. The availability of lending facilities and our ability to remain in compliance with our financial and restrictive lending covenants could also be impacted by circumstances or conditions beyond our control, including but not limited to, the delay or cancellation of projects, decreased profitability on our projects, changes in currency exchange or interest rates, performance of pension plan assets, or changes in actuarial assumptions. Further, we could be impacted if our customers experience a material change in their ability to pay us, or if the banks associated with our lending facilities were to cease or reduce operations, or if there is a full or partial break-up of the European Union (the “E.U.”) or its currency, the Euro.
Demand for Our Products and Services is Cyclical and Vulnerable to Economic Downturns and Reductions in Spending.
The hydrocarbon refining, petrochemical, and natural gas industries we serve historically have been, and will likely continue to be, cyclical in nature and vulnerable to general downturns in the domestic and international economies. Many of our customers may face budget shortfalls or may delay capital spending resulting in a decrease in the overall demand for our services. Further, our customers may demand better pricing terms and their ability to pay timely may be affected by an ongoing weak economy. Portions of our business traditionally lag recovery in the economy; therefore, our business may not recover immediately upon any economic improvement. The aforementioned could have an adverse effect on our results of operations, financial position and cash flow and liquidity.

We Regularly Use Letters of Credit and Surety Bonds in the Ordinary Course of Our Business. Our New Awards and Liquidity May Be Adversely Affected by Limitations on Our Bonding and Letter of Credit Capacity and to the Extent That Draws Are Made on Letters of Credit or Advances Are Made Under Surety Bonds, We May Not Be Able to Satisfy Our Repayment Obligations.
A portion of our new awards requires the support of bid and performance surety bonds or letters of credit, as well as advance payment and retention bonds, which we provide to our customers to secure advance payment or our performance under our contracts, or in lieu of retention being withheld on our contracts. Our primary use of surety bonds is to support water and wastewater treatment and standard tank projects in the U.S., while letters of credit are generally used to support other projects. A restriction, reduction, or termination of our surety bond agreements could limit our ability to bid on new project opportunities, thereby limiting our new awards, or increasing our letter of credit utilization in lieu of bonds, thereby reducing availability under our credit facilities. A restriction, reduction or termination of our letter of credit facilities could also limit our ability to bid on new project opportunities or could significantly change the timing of project cash flow, resulting in increased borrowing needs.
In addition, a number of our letters of credit have one-year terms. The issuing banks generally have no obligation to renew these letters of credit and, to the extent that particular letters of credit are not renewed, we will be required to find alternative letter of credit providers. If we are unable to do so or do so on acceptable terms, we may be in breach of the underlying contracts with customers, and those customers may be entitled to terminate such contracts and claim related damages. Depending on the materiality of the contracts involved, these circumstances could have an adverse effect on our results of operations, financial position and cash flow and liquidity.
If a bank must advance a payment pursuant to a draw on a letter of credit due to our non-performance under a contract, such advance payment would constitute a borrowing under a credit facility and thus our direct obligation. Similarly, where a surety incurs such a loss, an indemnity agreement between the parties and us may require payment from our excess cash or a borrowing under our credit facilities. To the extent that draws are made on letters of credit or advances are made under surety bonds, we may not be able to satisfy our repayment obligations. If this were to occur and we were unable to negotiate an acceptable resolution with the various parties involved, we could be in default under our Senior Facilities which, if uncured, could have an adverse effect on our results of operations, financial position and cash flow and liquidity.
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
Our Senior Facilities contain several financial covenants, with which we must comply. Our recent operating and financial performance would have resulted in our being unable to satisfy certain of these covenants as of June 30, 2017 absent amendments and waivers from our lenders and debt holders. On February 24, 2017, May 8, 2017 and August 9, 2017, we entered into amendments to the Senior Facilities which adjusted certain original and amended financial and restrictive covenants, introduced new financial and restrictive covenants, waived noncompliance with certain covenants and other events of default. Additionally, the August 9, 2017 amendments required the consummation of the sale of our Technology Operations. On December 18, 2017, we entered into further amendments to our Senior Facilities that permitted the completion of the Combination in lieu of the consummation of the sale of our Technology Operations. The December 18, 2017 amendments require us to complete the Combination by June 18, 2018 (the “Combination Closing Deadline”) and comply with certain other transaction-related milestones. As of December 31, 2017, our outstanding indebtedness was approximately $2.3 billion. Further, due to the requirement for our debt obligations to be repaid in connection with the Combination, approximately $982.0 million billion of such debt, which by its terms is due beyond one year and would otherwise be reflected as long-term, has been classified as current. See the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” within Item 2 of Part I.

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
In the event that we are unable to satisfy our financial and other covenants under our Senior Facilities, as amended, and are unable to obtain any necessary amendments or waivers to avoid an event of default under any of the Senior Facilities, all of our outstanding indebtedness could be accelerated and our outstanding letters of credit could be required to be cash collateralized by us. In addition, if we are unable to repay any of our debt at maturity, all of our outstanding indebtedness would be accelerated and would become immediately due and payable. In those circumstances we may be unable to repay or refinance our outstanding indebtedness and replace or backstop the requirements with respect to our outstanding letters of credit.
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
Our Projects Expose Us to Potential Professional Liability, Product Liability, Warranty or Other Claims.
We engineer, procure, construct and provide services (including pipe, steel, and large structures fabrication) for large industrial facilities in which system failure can be disastrous. We may also be subject to claims resulting from the subsequent operations of facilities we have installed. Under some of our contracts, we must use customer-specified metals or processes for producing or fabricating pipe for our customers. The failure of any of these metals or processes could result in warranty claims against us for significant replacement or rework costs, which could have an adverse effect on our results of operations, financial position and cash flow and liquidity.
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
Additionally, customers or subcontractors that have agreed to indemnify us against such losses may refuse or be unable to pay us. A partially or completely uninsured claim, if successful and of significant magnitude, could result in an adverse effect on our results of operations, financial position and cash flow and liquidity.
We Could Be Adversely Affected by Violations of the FCPA, Similar Worldwide Anti-Bribery Laws, and Various International Trade and Export Laws.
The international nature of our business creates various domestic and local regulatory challenges. The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from offering anything of value to government officials for the purpose of obtaining or retaining business, directing business to a particular person or legal entity or obtaining an unfair advantage. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We train our employees concerning anti-bribery laws and issues, and we also inform our partners, subcontractors, and third parties who work for us or on our behalf that they must comply with anti-bribery law requirements. We also have procedures and controls in place to monitor internal and external compliance. Allegations of violations of anti-bribery laws, including the FCPA, may also result in internal, independent or governmental investigations. Additionally, our global operations include the import and export of goods and technologies across international borders, which requires a robust compliance program. We cannot assure that our internal controls and procedures will always protect us from the reckless or criminal acts committed by our employees, partners or third parties working for us or on our behalf. If we are found to be liable for anti-bribery law violations or other regulatory violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others), we could suffer from criminal or civil penalties or other sanctions, which could have an adverse effect on our results of operations, financial position and cash flow and liquidity.
We May Experience Increased Costs and Decreased Cash Flow Due to Compliance with Environmental Laws and Regulations, Liability for Contamination of the Environment or Related Personal Injuries.
We are subject to environmental laws and regulations, including those concerning emissions into the air; nuclear material and maintenance; discharge into waterways; generation, storage, handling, treatment and disposal of waste materials; and health and safety.
Our business often involves working around and with volatile, toxic and hazardous substances and other highly-regulated pollutants, substances or wastes, for which the improper characterization, handling or disposal could constitute violations of U.S. federal, state or local laws and regulations and laws of other countries, and result in criminal and civil liabilities. Environmental laws and regulations generally impose limitations and standards for certain pollutants or waste materials and require us to obtain permits and comply with various other requirements. Governmental authorities may seek to impose fines and penalties on us, or revoke or deny issuance or renewal of operating permits for failure to comply with applicable laws and regulations, which could significantly increase our costs and have an adverse effect on our results of operations, financial position, and cash flow and liquidity. We are also exposed to potential liability for personal injury or property damage caused by any release, spill, exposure or other accident involving such pollutants, substances or wastes. Furthermore, we provide certain environmental remediation services.
We may incur liabilities that may not be covered by insurance policies, or, if covered, the financial amount of such liabilities may exceed our policy limits or fall within applicable deductible or retention limits. A partially or completely uninsured claim, if successful and of significant magnitude, could cause us to suffer a significant loss and reduce cash available for our operations.
The environmental, health and safety laws and regulations to which we are subject are constantly changing, and it is impossible to predict the impact of such laws and regulations on us in the future. We cannot ensure that our operations will continue to comply with future laws and regulations or that these laws and regulations will not cause us to incur significant costs or adopt more costly methods of operation. Additionally, the adoption and implementation of any new regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, our customers’ equipment and operations could significantly impact demand for our services, particularly among our customers for coal and gas-fired generation facilities as well as our customers in the petrochemicals business. Any significant reduction in demand for our services as a result of the adoption of these or similar proposals could have an adverse effect on our results of operations, financial position and cash flow and liquidity.
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
We have been and may from time to time be named as a defendant in legal actions claiming damages in connection with engineering and construction projects, technology licenses, other services we provide, and other matters. These are typically claims that arise in the normal course of business, including employment-related claims and contractual disputes or claims for personal injury or property damage which occur in connection with services performed relating to project or construction sites. Contractual disputes normally involve claims relating to the timely completion of projects, performance of equipment or technologies, design or other engineering services or project construction services provided by us. While we do not believe that any of our pending contractual, employment-related, personal injury or property damage claims and disputes would have an adverse effect on our results of operations, financial position and cash flow and liquidity, there can be no assurance that this will be the case.

In addition, we are from time to time involved in various litigation and other matters related to hazardous substances encountered in our business. In particular, the numerous operating hazards inherent in our business increase the risk of toxic tort litigation relating to any and all consequences arising out of human exposure to hazardous substances, including without limitation, current or past claims involving asbestos-related materials, formaldehyde, Cesium 137 (radiation), mercury and other hazardous substances, or related environmental damage. As a result, we are subject to potentially material liabilities related to personal injuries or property damages that may be caused by hazardous substance releases and exposures. The outcome of such litigation is inherently uncertain and adverse developments or outcomes can result in significant monetary damages, penalties, other sanctions or injunctive relief against us, limitations on our property rights, or regulatory interpretations that increase our operating costs. If any of these disputes result in a substantial monetary judgment against us or an adverse legal interpretation is settled on unfavorable terms, or otherwise affects our operations, it could have an adverse effect on our results of operations, financial position and cash flow and liquidity.
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
At December 31, 2017, our goodwill balance was $2.8 billion and was distributed among our three operating groups as follows: Engineering & Construction - $1.9 billion, Fabrication Services - $664.6 million and Technology - $294.9 million. Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually at a reporting unit level, absent any indicators of impairment or when other actions require an impairment assessment (such as a change in reporting units). We perform our annual impairment assessment during the fourth quarter of each year based upon balances as of October 1. We identify a potential impairment by comparing the fair value of the applicable reporting unit to its net book value, including goodwill. If the net book value exceeds the fair value of the reporting unit, we measure the impairment by comparing the carrying value of the reporting unit to its fair value. To determine the fair value of our reporting units and test for impairment, we utilize an income approach (discounted cash flow method) as we believe this is the most direct approach to incorporate the specific economic attributes and risk profiles of our reporting units into our valuation model. This is consistent with the methodology used to determine the fair value of our reporting units in previous years. We generally do not utilize a market approach given the lack of relevant information generated by market transactions involving comparable businesses. However, to the extent market indicators of fair value become available, we consider such market indicators in our discounted cash flow analysis and determination of fair value. The discounted cash flow methodology is based, to a large extent, on assumptions about future events, which may or may not occur as anticipated, and such deviations could have a significant impact on the calculated estimated fair values of our reporting units. These assumptions include, but are not limited to, estimates of discount rates, future growth rates, and terminal values for each reporting unit.
During 2017 we performed various quantitative assessments of goodwill in connection with (i) the decline in our market capitalization and charges on certain projects within our Engineering & Construction reporting unit, (ii) the temporary classification of our Technology Operations as a discontinued operation and associated changes in our reporting units, and (iii) our annual fourth quarter impairment assessment. No impairment charges were necessary as a result of our impairment assessments. If we were to experience a significant and prolonged deterioration of our market capitalization, it may indicate a decline in the fair value of our reporting units and result in the need to perform an interim quantitative impairment assessment. If, based on future assessments our goodwill is deemed to be impaired, the impairment would result in a charge to earnings in the period of impairment with a resulting decrease in our net worth.
See Note 7 within Item 8 and the “Critical Accounting Estimates” section of Item 7 for further discussion of our goodwill, including the determination of the estimated fair values of our reporting units and the amount by which the estimated fair values of each of our reporting units exceeded their respective net book values.
Other Intangible Assets—At December 31, 2017, our finite-lived intangible assets were $196.5 million. We amortize our finite-lived intangible assets on a straight-line basis with lives ranging from 6 to 20 years, absent any indicators of impairment. We review finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, the estimated future cash flow associated with the asset or asset group will be compared to the asset’s carrying amount to determine if an impairment exists. We had no impairment during 2017; however, if our other intangible assets are determined to be impaired in the future, the impairment would result in a charge to earnings in the year of the impairment with a resulting decrease in our net worth.
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
Risks Related to the Combination
Our Ability to Complete the Combination Is Subject to the Approval of Our Shareholders and the McDermott Stockholders, Certain Closing Conditions and the Receipt of Consents and Approvals From Government Entities Which May Impose Conditions that Could Adversely Affect Us or McDermott or Cause the Combination to Be Abandoned.
The Combination Agreement contains certain closing conditions, including approval of certain related proposals by our shareholders and McDermott stockholders, the absence of injunctions or other legal restrictions, the availability of financing related to the Combination and that no material adverse effect shall have occurred with respect to either company.
In addition, we and McDermott will be unable to complete the Combination until consent is received from the Federal Anti-monopoly Service of the Russian Federation. Such regulatory approval may impose certain requirements or obligations as conditions for approval. The Combination Agreement may require us and/or McDermott to accept conditions from the regulator that could adversely impact the combined business. If the regulatory clearance is not received, then neither we nor McDermott will be obligated to complete the Combination.
We can provide no assurance that the various closing conditions will be satisfied and that the necessary approval will be obtained, or that any required conditions will not materially adversely affect the combined business following the Combination. In addition, we can provide no assurance that these conditions will not result in the abandonment or delay of the Combination.
Failure to Complete the Combination, or Failure to Complete the Combination in the Anticipated Time Frame, Would Have a Material Impact On Us.
If the Combination is not completed, our ongoing businesses and the market price of our common stock would be adversely affected and we will be subject to several risks, including being required, under certain circumstances, to pay McDermott a termination fee of $60.0 million; having to pay certain costs relating to the Combination; and diverting the focus of management from pursuing other opportunities that could be beneficial to us, in each case, without realizing any of the benefits which might have resulted had the Combination been completed.
Additionally, completion of the Combination is a requirement of certain of our indebtedness agreements. There is no guarantee that the Combination will be completed or will be completed within the timeline required by our indebtedness agreements. The timeline will be affected by events outside of our or McDermott’s control, such as the aforementioned regulatory approval, availability of Combination-related financing or third party consents, which may be delayed or may not be obtained on acceptable terms. The failure to consummate the Combination within the prescribed timeframe would result in a default under our debt agreements, and cause our debt to become immediately due, unless further amendments or waivers are obtained.
The Exchange Offer Ratio in the Combination Agreement is Fixed and Will Not Be Adjusted in the Event of Any Change in Stock Price for Us or McDermott.
In the exchange offer that forms part of the Combination, our shareholders will be offered to exchange each of their issued and outstanding shares of our common stock, par value EUR 0.01 per share for 2.47221 shares of McDermott common stock, par value $1.00 per share or, if McDermott effects a 3-to-1 reverse stock split, 0.82407 shares of McDermott common stock, plus cash in lieu of any fractional shares. Additionally, pursuant to the transactions contemplated by the Combination Agreement, shareholders that do not tender their shares of our common stock in the exchange offer will, if the Combination is completed, ultimately receive the same per share consideration, subject to applicable withholding taxes, including Dutch dividend withholding tax under the Dividend Withholding Tax Act 1965 (Wet op de dividendbelasting 1965) to the extent the liquidation distribution (as defined in the Combination Agreement)exceeds the average paid-in capital recognized for Dutch dividend withholding tax purposes of the shares of CB&I Newco common stock (as defined in the Combination Agreement). This exchange offer ratio is fixed in the Combination Agreement and will not be adjusted for changes in the market price of either our common stock or McDermott’s common stock. As such, the value of the per share consideration that our shareholders will become entitled to receive in the Combination will depend in part on the price per share of McDermott common stock at the time the exchange offer and the Combination are completed. Changes in the price of McDermott common stock prior to the expiration of the exchange offer and the completion of the Combination will affect the market value of the per share consideration that our shareholders will become entitled to receive in the Combination. Neither party is permitted to abandon the Combination or terminate the Combination Agreement solely because of changes in the market price of either party’s common stock. Stock price changes may result from a variety of factors (many of which are beyond our or McDermott’s control), including:

•	changes in the business, operations and prospects of either company;

•	changes in market assessments of the business, operations and prospects of either company;

•	market assessments of the likelihood that the Combination will be completed, including related considerations regarding regulatory approvals of the Combination;

•	interest rates, general market, industry, economic and political conditions and other factors generally affecting the price of our and McDermott’s common stock; and

•	federal, state, local and foreign legislation, governmental regulation and legal developments impacting the industries in which we and McDermott operate.
The price of McDermott common stock at the closing of the Combination may vary from its price on the date the Combination Agreement was executed, on the date of this document and on the date of the special general meeting of our shareholders being held in connection with the Combination. As a result, the market value represented by the exchange ratio will also vary.
We Will Be Subject to Business Uncertainties and Certain Operating Restrictions Until Completion of the Combination.
In connection with the pending Combination, some of our suppliers and customers may delay or defer sales and contracting decisions, which could negatively impact revenues, earnings and cash flows regardless of whether the Combination is completed. Additionally, we have agreed in the Combination Agreement to refrain from taking certain actions with respect to our business and financial affairs during the pendency of the Combination, which restrictions could be in place for an extended period of time if completion of the Combination is delayed and could adversely impact our ability to execute certain business strategies, and could have an adverse impact on our financial condition, results of operations and cash flow and liquidity.
The Combination Agreement Contains Restrictions on Our Ability to Pursue Other Alternatives to the Combination.
The Combination Agreement contains non-solicitation provisions that, subject to limited exceptions, restrict our ability to solicit, initiate or knowingly encourage or facilitate any competing acquisition proposal. Further, subject to limited exceptions, consistent with applicable law, the Combination Agreement provides that our management or supervisory boards will not withdraw, modify or qualify, or propose publicly to withhold, withdraw, modify or qualify, in any manner adverse to McDermott or its affiliates their recommendation that our shareholders vote in favor of the proposals to be adopted at our special general meeting of shareholders being held in connection with on the Combination. In specified circumstances, McDermott has a right to negotiate with us in order to match any competing acquisition proposals that may be made. Although our management and supervisory boards are permitted to take certain actions in response to a superior proposal or an acquisition proposal that is reasonably likely to result in a superior proposal if there is a determination by our management and supervisory boards that the failure to do so would be inconsistent with their fiduciary duties, doing so in specified situations could result in our paying McDermott a termination fee of $60.0 million.
Such provisions could discourage a potential acquiror that might have an interest in making a proposal from considering or proposing any such acquisition, even if it were prepared to pay consideration with a higher value than that to be provided in the Combination. There also is a risk that the requirement to pay the termination fee in certain circumstances may result in a potential acquiror proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We own or lease properties in locations throughout the world to conduct our business. We believe these facilities are adequate to meet our current and near-term requirements. The following list summarizes our principal properties by the operating group for which they are primarily utilized: Engineering & Construction (“EC”), Fabrication Services (“FS”), Technology (“Tech”) and Corporate (“Corp”):

Location	Type of Facility	Interest	Operating Group
Al-Khobar, Saudi Arabia	Administrative and engineering office	Leased	EC, FS
Brno, Czech Republic	Engineering office	Leased	EC
Charlotte, North Carolina	Operations and sales office	Leased	EC
Gurgaon, India	Engineering and operations office	Leased	EC, FS, Tech
Houston, Texas	Engineering and operations office	Leased	EC, Tech
Kwinana, Australia	Administrative, engineering and operations office	Owned	EC, FS
London, England	Engineering and sales office	Leased	EC
Moscow, Russia	Administrative, operations and sales office	Leased	EC, Tech
Perth, Australia	Sales office	Leased	EC, FS
The Hague, The Netherlands (1)	Administrative, engineering, operations and sales office	Leased	EC, FS, Tech, Corp
The Woodlands, Texas (1)	Administrative, operations and sales office	Owned	EC, FS, Tech, Corp
Walker, Louisiana	Administrative and operations office, fabrication facility and warehouse	Owned	EC, FS
Abu Dhabi, UAE	Operations office and fabrication facility	Owned/Leased	FS
Al Aujam, Saudi Arabia	Fabrication facility and warehouse	Owned	FS
Askar, Bahrain	Operations office and fabrication facility	Owned/Leased	FS
Clearfield, Utah	Fabrication facility	Leased	FS
Clive, Iowa	Fabrication facility	Owned	FS
Dubai, UAE	Administrative, engineering and operations office and warehouse	Leased	FS, Tech
El Dorado, Arkansas	Fabrication facility	Owned	FS
Fort Saskatchewan, Canada	Administrative and operations office, fabrication facility and warehouse	Owned	FS
Houston, Texas	Operations office, fabrication facility, warehouse and distribution facility	Owned/Leased	FS
Lake Charles, Louisiana	Fabrication facility	Owned/Leased	FS
Laurens, South Carolina	Fabrication facility	Owned	FS
New Brunswick, New Jersey	Fabrication and distribution facility	Leased	FS
Niagara-on-the-Lake, Canada	Engineering office	Leased	FS
Plainfield, Illinois	Engineering and operations office	Leased	FS
Sattahip, Thailand	Operations office and fabrication facility	Leased	FS
Shreveport, Louisiana	Manufacturing and distribution facilities	Owned	FS
Tyler, Texas	Engineering and operations office	Owned	FS
Beijing, China	Sales and operations office	Leased	Tech
Bloomfield, New Jersey	Administrative, engineering and operations office	Leased	Tech, FS
Ludwigshafen, Germany	Research and development office	Leased	Tech
Mannheim, Germany	Engineering and operations office	Leased	Tech
Pasadena, Texas	Research and development office and manufacturing facility	Owned	Tech

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
Project Arbitration Matters—We are in arbitration (governed by the arbitration rules of the International Chamber of Commerce) with the customer for one of our previously completed large cost-reimbursable projects, in which the customer is alleging cost overruns on the project. The customer has not provided evidence to substantiate its allegations, and we believe all amounts incurred and billed on the project, including outstanding receivables of approximately $243.0 million as of December 31, 2017, are contractually due under the provisions of our contract and are recoverable. The receivables have been classified as a non-current asset on our Balance Sheet as we do not anticipate collection within the next year. We do not believe a risk of material loss is probable related to this matter, and accordingly, no amounts have been accrued. While it is possible that a loss may be incurred, we are unable to estimate the range of potential loss, if any.
In addition, we are in arbitration (governed by the arbitration rules of the United Nations Commission on International Trade Law) with the customer for one of our previously completed consolidated joint venture projects, regarding differing interpretations of the contract related to up to $195.0 million of reimbursable billings. Such amounts were previously included within our disclosure of unapproved change orders and claims through the third quarter 2017. We dispute the customer’s interpretation of the contract and believe all amounts incurred and billed on the project, including outstanding receivables of approximately $40.0 million as of December 31, 2017, are contractually due under the provisions of our contract and are recoverable. The receivables have been classified as a non-current asset on our Balance Sheet as we do not anticipate collection within the next year. We do not believe a risk of material loss is probable related to this matter, and accordingly, no amounts have been accrued. While it is possible that a loss may be incurred, we are unable to estimate the range of potential loss, if any.
Dispute Related to Sale of Nuclear Operations—On December 31, 2015, we sold our Nuclear Operations to WEC. In connection with the transaction, a post-closing purchase price adjustment mechanism was negotiated between CB&I and WEC to account for any difference between target working capital and actual working capital as finally determined pursuant to the terms of the purchase agreement. On April 28, 2016, WEC delivered to us a purported closing statement that estimated closing working capital was negative $976.5 million, which was $2.2 billion less than the target working capital amount. In contrast, we calculated closing working capital to be $1.6 billion, which was $427.8 million greater than the target working capital amount. On July 21, 2016, we filed a complaint against WEC in the Court of Chancery in the State of Delaware seeking a declaration that WEC has no remedy for the vast majority of its claims, and we requested an injunction barring WEC from bringing such claims. On December 2, 2016, the Court of Chancery granted WEC’s motion for judgment on the pleadings and dismissed our complaint, stating that the dispute should follow the dispute resolution process set forth in the purchase agreement, which includes the use of an independent auditor to resolve the working capital dispute. We appealed that ruling to the Delaware Supreme Court. Due to WEC’s bankruptcy filing on March 29, 2017, all claim resolution proceedings were automatically stayed pursuant to the Bankruptcy Code. At the parties’ request, the Bankruptcy Court lifted the automatic stay to permit the appeal and dispute resolution process to continue. Oral argument before the Delaware Supreme Court was held on May 3, 2017, and on June 27, 2017, the Delaware Supreme Court overturned the decision of the Court of Chancery and instructed the Court of Chancery to issue an order enjoining WEC from submitting certain claims to the independent auditor. The parties continue to move forward with those matters still subject to the dispute resolution process and with the selection of a new independent auditor to replace the previous auditor, who had resigned. We do not believe a risk of material loss is probable related to this matter, and, accordingly, no amounts have been accrued. While it is possible that a loss may be incurred, we are unable to estimate the range of potential loss, if any. We believe the Delaware Supreme Court ruling significantly improved our position on this matter and intend to continue pursuing our rights under the purchase agreement.
Shareholder Litigation Related to Planned Combination with McDermott—Three shareholders of CB&I have filed separate lawsuits under the federal securities laws in the United States District Court for the Southern District of Texas challenging the accuracy of the disclosures made in the Form S-4 Registration Statement filed with the SEC on January 24, 2018 in connection with the Combination.  The cases are captioned (i) McIntyre v. Chicago Bridge & Iron Company N.V., et al., Case No. 4:18-cv-00273 (S.D. Tex.) (the “McIntyre Action”); (ii) The George Leon Family Trust v. Chicago Bridge & Iron Company N.V., et al., Case No. 4:18-cv-00314 (S.D. Tex.) (the “Leon Action”); (iii) and Maresh v. Chicago Bridge & Iron Company N.V., et al., Case No. 4:18-cv-00498 (S.D. Tex.) (the “Maresh Action”). The McIntyre Action and Leon Action are

asserted on behalf of putative classes of CB&I’s public shareholders, while the Maresh Action is brought only on behalf of the named plaintiff.
All three actions allege violations of Section 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder based on various alleged omissions of material information from the Registration Statement.  The McIntyre Action names as defendants CB&I, each of CB&I’s directors individually, and certain current and former CB&I officers and employees individually.  It seeks to enjoin the Combination, an award of costs and attorneys’ and expert fees, and damages. On February 7, 2018, the plaintiff in the McIntyre Action filed a motion for preliminary injunction seeking to enjoin CB&I from consummating the Combination. The Leon Action names as defendants CB&I, certain subsidiaries of CB&I and McDermott that are parties to the Combination Agreement, each of CB&I’s directors individually, and McDermott as an alleged control person of CB&I.  The Leon Action seeks to enjoin the Combination (or, in the alternative, rescission or an award for rescissory damages in the event the Combination is completed), to compel CB&I to issue a revised Registration Statement, and an award of costs and attorneys’ and expert fees. The Maresh Action, which was originally filed in Delaware and voluntarily dismissed without prejudice on February 13, 2018, was re-filed in Texas and names as defendants CB&I, each of CB&I’s directors individually, and certain current and former CB&I officers and employees individually. The Maresh Action seeks to enjoin the Combination (or, in the alternative, an award for rescissory damages in the event the Combination is completed) and an award of costs and attorneys’ and expert fees.
We believe the actions are without merit and that there are substantial legal and factual defenses to the claims asserted.  We intend to vigorously defend against the claims made in the actions.
Asbestos Litigation—We are a defendant in numerous lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Over the past several decades and through December 31, 2017, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 6,200 plaintiffs and, of those claims, approximately 1,200 claims were pending and 5,000 have been closed through dismissals or settlements. Over the past several decades and through December 31, 2017, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount of approximately two thousand dollars per claim. We review each case on its own merits and make accruals based on the probability of loss and our estimates of the amount of liability and related expenses, if any. Although we have seen an increase in the number of recent filings, especially in one specific venue, we do not believe the increase or any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow, and at December 31, 2017, we had approximately $8.5 million accrued for liability and related expenses. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that we may expect to recover because of the variability in coverage amounts, limitations and deductibles or the viability of carriers, with respect to our insurance policies for the years in question.
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
We believe we are in compliance, in all material respects, with environmental laws and regulations and maintain insurance coverage to mitigate our exposure to environmental liabilities. We do not believe any environmental matters will have a material adverse effect on our future results of operations, financial position or cash flow. We do not anticipate we will incur material capital expenditures for environmental controls or for the investigation or remediation of environmental conditions during 2018 or 2019.
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock and Dividend Information—Our common stock is traded on the NYSE. At February 13, 2018, we had approximately 89 thousand shareholders, based upon individual participants in security position listings at that date. The following table presents our range of common stock prices on the NYSE and the cash dividends paid per share of common stock by quarter for 2017 and 2016:

	Range of Common Stock Prices			Dividends
	High	Low	Close	Per Share
Year Ended December 31, 2017
Fourth Quarter	$18.72	$13.76	$16.14	$—
Third Quarter	$20.20	$9.55	$16.80	$—
Second Quarter	$31.69	$12.91	$19.73	$0.07
First Quarter	$36.15	$28.40	$30.75	$0.07

Year Ended December 31, 2016
Fourth Quarter	$36.56	$26.55	$31.75	$0.07
Third Quarter	$39.71	$26.12	$28.03	$0.07
Second Quarter	$41.33	$32.16	$34.63	$0.07
First Quarter	$39.82	$31.30	$36.59	$0.07
Cash dividends are dependent upon our results of operations, financial condition, cash requirements, availability of surplus and such other factors as our Supervisory Board may deem relevant. See Item 1A for risk factors associated with our cash dividends.
Stock Performance Graph—The following chart compares the cumulative total shareholder return on shares of our common stock for the five-year period ended December 31, 2017, with the cumulative total shareholder return of the S&P 500 Index and Dow Jones (“DJ”) U.S. Heavy Construction Index for the same period. The comparison assumes one hundred dollars invested on December 31, 2012 and the reinvestment of all dividends. The calculated shareholder return for our common stock is not indicative of future performance.

	2012	2013	2014	2015	2016	2017
CB&I	$100	$180	$91	$85	$70	$36
S&P 500	$100	$132	$151	$153	$171	$209
DJ U.S. Heavy Construction Index	$100	$131	$97	$85	$104	$110

Equity Compensation Plan Information—The following table summarizes information, at December 31, 2017, relating to our equity compensation plans pursuant to which options or other rights to acquire our common shares may be granted from time to time:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	593	$16.04	7,183
Equity compensation plans not approved by security holders (1)	27	$36.01	326
Total	620	$16.91	7,509

(1)	Associated with The Shaw 2008 Omnibus Incentive Plan that was approved by The Shaw Group Inc. (“Shaw”) shareholders and subsequently acquired as part of our acquisition of Shaw on February 13, 2013.
Stock Repurchases—None in the fourth quarter of 2017.

Item 6. Selected Financial Data
The following table presents selected financial and operating data for the last five years. This information should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

	Years Ended December 31,
	2017	2016 (1)	2015 (2)	2014	2013 (3)
	(In thousands, except per share data)
Statement of Operations Data
Revenue	$6,673,330	$8,599,649	$10,630,812	$10,816,517	$9,430,731
Cost of revenue	6,666,218	7,722,239	9,277,318	9,515,616	8,348,830
Gross profit	7,112	877,410	1,353,494	1,300,901	1,081,901
Selling and administrative expense	275,421	298,041	336,282	358,876	333,689
Intangibles amortization	25,841	25,839	37,665	46,546	43,651
Equity earnings	(48,397)	(24,570)	(14,777)	(24,536)	(22,893)
Goodwill impairment	—	—	453,100	—	—
Loss on net assets sold and intangible assets impairment	—	148,148	1,052,751	—	—
Restructuring related costs (4)	114,525	—	—	—	—
Other operating (income) expense, net (5)	(64,916)	2,411	3,060	(1,822)	2,244
Acquisition and integration related costs (6)	—	—	—	31,385	80,859
(Loss) income from operations	(295,362)	427,541	(514,587)	890,452	644,351
Interest expense (7)	(228,945)	(81,240)	(70,503)	(61,218)	(67,485)
Interest income	3,144	11,849	7,041	7,370	6,868
(Loss) income from operations before taxes	(521,163)	358,150	(578,049)	836,604	583,734
Income tax (expense) benefit (8)	(798,935)	20,926	102,194	(239,366)	(81,522)
Net (loss) income from continuing operations	(1,320,098)	379,076	(475,855)	597,238	502,212
Net (loss) income from discontinued operations (9)	(104,463)	(618,899)	45,894	38,887	10,378
Net (loss) income	(1,424,561)	(239,823)	(429,961)	636,125	512,590
Less: Net income attributable to noncontrolling interests ($870, $2,187, $2,511, $1,876 and $1,241 related to discontinued operations)	(33,632)	(73,346)	(74,454)	(92,518)	(58,470)
Net (loss) income attributable to CB&I	$(1,458,193)	$(313,169)	$(504,415)	$543,607	$454,120
Per Share Data
Net (loss) income attributable to CB&I per share (Basic):
Continuing operations	$(13.40)	$2.99	$(5.13)	$4.69	$4.20
Discontinued operations	(1.04)	(6.04)	0.41	0.34	0.09
Total	$(14.44)	$(3.05)	$(4.72)	$5.03	$4.29
Net (loss) income attributable to CB&I per share (Diluted):
Continuing operations	$(13.40)	$2.97	$(5.13)	$4.64	$4.14
Discontinued operations	(1.04)	(5.99)	0.41	0.34	0.09
Total	$(14.44)	$(3.02)	$(4.72)	$4.98	$4.23
Cash dividends per share	$0.14	$0.28	$0.28	$0.28	$0.20
Other Financial Data
(Loss) income from operations percentage	(4.4)%	5.0%	(4.8)%	8.2%	6.8%
Depreciation and amortization	$88,375	$96,146	$129,380	$148,754	$148,577
Capital expenditures	$44,160	$46,487	$65,527	$101,706	$77,302
New awards (10)	$5,774,838	$4,936,757	$10,334,392	$12,967,797	$10,329,829

	December 31,
	2017	2016	2015	2014	2013
	(In thousands, except employee data)
Balance Sheet And Other Data
Goodwill	$2,836,582	$2,813,803	$2,826,899	$3,310,624	$3,341,861
Total assets	$5,971,582	$7,839,420	$9,192,060	$9,369,830	$9,374,291
Long-term debt, net	$—	$1,287,923	$1,791,832	$1,553,846	$1,610,863
Total shareholders’ equity	$218,364	$1,561,337	$2,163,590	$2,876,303	$2,507,438
Backlog (10)	$11,390,307	$13,014,498	$16,901,744	$24,831,171	$23,436,558
Number of employees:
Salaried	9,300	11,000	13,700	18,000	16,600
Hourly and craft	17,100	18,800	15,500	22,800	27,000

(1)
Results for 2016 include the impact of a reserve for the Transaction Receivable associated with the 2015 sale of our Nuclear Operations, which resulted in a non-cash pre-tax charge of approximately $148.1 million (approximately $96.3 million after-tax). See “Results of Operations” within Item 7 and Note 4 within Item 8 for further discussion.

(2)
Results for 2015 include the impact of the sale of our Nuclear Operations which resulted in a non-cash pre-tax charge of approximately $1.5 billion (approximately $1.1 billion after-tax) related to the impairment of goodwill (approximately $453.1 million) and intangible assets (approximately $79.1 million) and a loss on net assets sold (approximately $973.7 million), as well as a reduction in our backlog (approximately $7.3 billion). See “Results of Operations” within Item 7 and Note 4 within Item 8 for further discussion.

(3)	Results for 2013 include the impact of the Shaw acquisition from the closing date on February 13, 2013.

(4)
Restructuring related costs for 2017 primarily relate to facility consolidations, severance and other employee related costs, professional fees, and other miscellaneous costs resulting primarily from our publicly announced cost reduction, facility rationalization and strategic initiatives. See Note 10 within Item 8 for further discussion.

(5)
Other operating (income) expense, net, generally represents (gains) losses associated with the sale or disposition of property and equipment. Other operating (income) expense, net, for 2017 also includes a net gain of approximately $62.7 million resulting from the receipt of insurance proceeds (approximately $99.0 million) in excess of associated costs (approximately $36.3 million) for a fabrication facility that was damaged during Hurricane Harvey. Other operating (income) expense, net, for 2015 also includes a gain of approximately $7.5 million related to the contribution of a technology to one of our unconsolidated joint ventures and a foreign exchange loss of approximately $11.0 million associated with the re-measurement of certain non-U.S. Dollar denominated net assets.

(6)
Integration related costs for 2014 and 2013 primarily relate to facility consolidations, including the associated accrued future lease costs for vacated facilities and unutilized capacity, personnel relocation and severance related costs, and systems integration costs. Acquisition related costs for 2013 primarily relate to transaction costs, professional fees, and change-in-control and severance related costs associated with the Shaw acquisition.

(7)
Interest expense for 2017 includes approximately $53.0 million related to higher debt issuance costs and related amortization, including accelerated amortization due to the anticipated early repayment of our Senior Facilities, as required by our amendments. Interest for 2017 also includes approximately $35.0 million for the accrual of modified make-whole payments on our Notes that are required as a result of the anticipated early repayment of our Notes in connection with the Combination. See Note 11 within Item 8 for further discussion.

(8)
Income tax expense for 2017 includes expense of approximately $306.4 million resulting from the revaluation of our U.S. deferred taxes due to a reduction in the U.S. corporate income tax rate, and a $6.7 million income tax benefit, both resulting from changes in U.S. tax law enacted during the fourth quarter 2017. Income tax expense for 2017 also includes expense of approximately $750.8 million resulting from the establishment of valuation allowances on our remaining net deferred tax assets. See Note 17 within Item 8 for further discussion. Income tax expense for 2016 includes a benefit of approximately $67.0 million resulting from the reversal of a deferred tax liability associated with historical earnings of a non-U.S. subsidiary for which the earnings are no longer anticipated to be subject to tax. Income tax expense for 2013 includes a benefit of approximately $62.8 million resulting from the reversal of a valuation allowance associated with our United Kingdom net operating loss deferred tax assets.

(9)
Net loss from discontinued operations attributable to CB&I for 2017 includes a pre-tax charge of approximately $64.8 million associated with the June 30, 2017 sale of our Capital Services Operations, and income tax expense of $51.6 million resulting from a taxable gain on the transaction (due primarily to the non-deductibility of goodwill). Net loss from discontinued operations attributable to CB&I for 2016 includes a non-cash pre-tax charge related to the partial impairment of goodwill (approximately $655.0 million) for our former Capital Services Operations, resulting from our fourth quarter annual impairment assessment. The net loss reflects the non-deductibility of the goodwill impairment charge for tax purposes. See Note 5 within Item 8 for further discussion.

(10)
New awards represent the expected revenue value of new contract commitments received during a given period, as well as scope growth on existing commitments. Backlog represents the unearned value of our new awards. New awards and backlog include the entire award values for joint ventures we consolidate and our proportionate share of award values for joint ventures we proportionately consolidate. New awards and backlog also include our pro-rata share of the award values for unconsolidated joint ventures we account for under the equity method. As the net results for our equity method joint ventures are recognized as equity earnings, their revenue is not presented in our Consolidated Statements of Operations. Backlog may fluctuate with currency movements.

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
OVERVIEW
General—We provide a wide range of services through our three operating groups, including conceptual design, technology, engineering, procurement, fabrication, modularization, construction and commissioning services to customers in the energy infrastructure market throughout the world. Our operating groups, which represent our reportable segments and continuing operations, include: Engineering & Construction; Fabrication Services; and Technology.
On December 18, 2017, we entered into an agreement (the “Combination Agreement”) to combine with McDermott International, Inc. (“McDermott”) in an all-stock transaction whereby McDermott stockholders will own approximately 53% of the combined company and our shareholders will own approximately 47% (the “Combination”). Under the terms of the Combination Agreement, our shareholders would be entitled to receive 2.47221 shares of McDermott common stock for each share of our common stock (or 0.82407 shares if McDermott effects a planned three-to-one reverse stock split prior to closing), together with cash in lieu of fractional shares and subject to any applicable withholding taxes. The Combination is anticipated to close in the second quarter 2018, subject to the approval of our shareholders and McDermott stockholders, regulatory approvals and other customary closing conditions. See Note 2 within Item 8 for further discussion of the Combination.
Our Capital Services Operations (primarily comprised of our former Capital Services reportable segment) was sold on June 30, 2017 and is reported as a discontinued operation. Our Capital Services Operations provided comprehensive and integrated maintenance services, environmental engineering and remediation, construction services, program management, and disaster response and recovery services for private-sector customers and governments. See Note 2 and Note 5 within Item 8 for further discussion of our discontinued Capital Services Operations.
Our Nuclear Operations (comprised of our former nuclear power construction business) was sold on December 31, 2015 and represented approximately $2.1 billion of our 2015 revenue. The disposition was not reported as a discontinued operation. See Note 4 within Item 8 for further discussion of the disposition of our Nuclear Operations.
We continue to be broadly diversified across the global energy infrastructure market with a backlog of $11.4 billion at December 31, 2017 (including approximately $1.2 billion related to our equity method joint ventures). Our geographic diversity is illustrated by approximately 20% of our 2017 revenue coming from projects outside the U.S. and approximately 30% of our December 31, 2017 backlog being comprised of projects outside the U.S. The geographic mix of our revenue will evolve consistent with changes in our backlog mix, as well as shifts in future global energy demand. Our diversity in energy infrastructure end markets ranges from downstream activities such as gas processing, LNG, refining, and petrochemicals, to fossil based power plants and upstream activities such as offshore oil and gas and onshore oil sands projects. Planned investments across the natural gas value chain, including LNG and petrochemicals, remain strong over the intermediate to long term, and we anticipate additional benefits from continued investments in projects based on U.S. shale gas. Global investments in power and petrochemical facilities are expected to continue, as are investments in various types of facilities which require storage structures and pre-fabricated pipe.
Our long-term contracts are awarded on a competitively bid and negotiated basis using a range of contracting options, including cost-reimbursable, fixed-price and hybrid, which has both cost-reimbursable and fixed-price characteristics. Under cost-reimbursable contracts, we generally perform our services in exchange for a price that consists of reimbursement of all customer-approved costs and a profit component, which is typically a fixed rate per hour, an overall fixed fee or a percentage of total reimbursable costs. Under fixed-price contracts, we perform our services and execute our projects at an established price. The timing of our revenue recognition may be impacted by the contracting structure of our contracts. Cost-reimbursable contracts, and hybrid contracts with a more significant cost-reimbursable component, generally provide our customers with greater influence over the timing of when we perform our work, and accordingly, such contracts often result in less predictability with respect to the timing of our revenue. Fixed-price contracts, and hybrid contracts with a more significant fixed-price component, tend to provide us with greater control over project schedule and the timing of when work is performed and costs are incurred, and accordingly, when revenue is recognized. Our shorter-term contracts and services are generally provided on a cost-reimbursable, fixed-price or unit price basis. Our December 31, 2017 backlog distribution by contracting type was approximately 90% fixed-price or hybrid basis and 10% cost-reimbursable and is further described below within our operating group discussion. We anticipate that approximately 55% to 60% of our consolidated backlog (including backlog associated with our equity method joint ventures) will be recognized during 2018.
New awards represent the expected revenue value of new contract commitments received during a given period, as well as scope growth on existing commitments. Backlog represents the unearned value of our new awards. New awards and backlog include the entire award values for joint ventures we consolidate and our proportionate share of award values for joint ventures we proportionately consolidate. New awards and backlog also include our pro-rata share of the award values for unconsolidated joint ventures we account for under the equity method. As the net results for our equity method joint ventures are recognized as equity earnings, their revenue is not presented in our Consolidated Statements of Operations.
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
In addition to the quarterly variability that occurs in our business, our future quarterly consolidated operating results will be impacted by the sale of our former Capital Services Operations, which closed on June 30, 2017 and is reported as a discontinued operation (see Note 2 and Note 5 within Item 8 for further discussion). In addition, as discussed below within “Results of Operations”, during 2017 we experienced changes in estimated margins on our two U.S. LNG export facility projects and our two U.S. gas turbine power projects in the Northeast and Midwest (all within our Engineering & Construction operating group), which negatively impacted our operating results, and will result in future revenue on the projects being recognized at these lower margins until the backlog for such projects is completed.
As a result of noncompliance with certain financial covenants, on February 24, 2017, May 8, 2017 and August 9, 2017, we entered into amendments for our Senior Facilities (defined below). Further, as discussed above, on December 18, 2017, we entered into the Combination Agreement with McDermott and entered into further amendments to our Senior Facilities. The Combination is anticipated to close in the second quarter 2018. At December 31, 2017, we were in compliance with all of our restrictive and financial covenants. See “Liquidity and Capital Resources” below for further discussion.
Engineering & Construction—Our Engineering & Construction operating group provides EPC services for major energy infrastructure facilities.
Backlog for our Engineering & Construction operating group comprised approximately $8.3 billion (73%) of our consolidated December 31, 2017 backlog (including approximately $655.2 million related to our equity method joint ventures). The backlog composition by end market was approximately 35% petrochemical, 30% power, 25% LNG, and 10% refining. Our petrochemical backlog was primarily concentrated in the U.S. and the Middle East region and we anticipate that our future opportunities will continue to be primarily derived from these regions. Our LNG backlog was primarily concentrated in the U.S. and we anticipate that our future opportunities will be primarily derived from the U.S. and Africa. Our power backlog was primarily concentrated in the U.S. and we anticipate that our future opportunities will be primarily derived from North America. Our refining-related backlog was primarily concentrated in the Middle East and Russia and we anticipate that our future opportunities will continue to be primarily derived from these regions. Our December 31, 2017 backlog distribution for this operating group by contracting type was approximately 85% fixed-price and hybrid and 15% cost-reimbursable.
Fabrication Services—Our Fabrication Services operating group provides fabrication and erection of steel plate structures; fabrication of piping systems and process modules; manufacturing and distribution of pipe and fittings; and engineered products for the oil and gas, petrochemical, power generation, water and wastewater, mining and mineral processing industries.
Backlog for our Fabrication Services operating group comprised approximately $1.8 billion (16%) of our consolidated December 31, 2017 backlog. The backlog composition by end market was approximately 45% petrochemical, 25% LNG (including low temp and cryogenic), 15% power, 5% refining, 5% gas processing and 5% other end markets and was primarily comprised of fixed-price, hybrid, or unit based contracts.
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
Backlog for our Technology operating group comprised approximately $1.2 billion (11%) of our consolidated December 31, 2017 backlog (including approximately $579.3 million related to our equity method joint ventures) and was primarily comprised of fixed-price contracts.

RESULTS OF OPERATIONS
As a result of the classification of the operating results of our Capital Services Operations (primarily comprised of our former Capital Services reportable segment) as a discontinued operation, the results of our remaining segments for the 2016 and 2015 periods have been recast to reflect: (i) a reallocation of certain corporate amounts previously allocated to the Capital Services segment that were not assignable to discontinued operations, (ii) the portions of the previously reported Capital Services segment that were not included in the Capital Services Operations, and (iii) the portions of our remaining three segments that were included in the Capital Services Operations. In addition, backlog, new awards and revenue for the remaining segments has been recast in the tables below to reflect the intersegment amounts with our Capital Services Operations that were previously eliminated prior to the discontinued operations classification. Intersegment elimination adjustments include the following: (i) December 31, 2016 and 2015 backlog of $6.5 million and $45.9 million, respectively; (ii) 2017, 2016 and 2015 new awards of $3.4 million, $88.3 million, and $62.8 million, respectively; and (iii) 2017, 2016 and 2015 revenue of $34.4 million, $131.9 million, and $87.2 million, respectively. Unless otherwise noted, the tables and discussions below relate to our continuing operations.
Our backlog, new awards, revenue and operating income (loss) by reportable segment were as follows:

	December 31,
	2017	% of Total	2016	% of Total	2015	% of Total
Backlog	(In thousands)
Engineering & Construction	$8,330,836	73%	$9,871,208	76%	$12,788,873	76%
Fabrication Services	1,848,585	16%	2,117,567	16%	3,149,813	18%
Technology	1,210,886	11%	1,025,723	8%	963,058	6%
Total backlog	$11,390,307		$13,014,498		$16,901,744

	Years Ended December 31,
	2017	% of Total	2016	% of Total	2015	% of Total
New Awards	(In thousands)
Engineering & Construction	$3,449,809	60%	$3,160,101	64%	$6,603,234	64%
Fabrication Services	1,755,314	30%	1,297,247	26%	3,153,618	30%
Technology	569,715	10%	479,409	10%	577,540	6%
Total new awards	$5,774,838		$4,936,757		$10,334,392

	2017	% of Total	2016	% of Total	2015	% of Total
Revenue
Engineering & Construction	$4,526,093	68%	$6,114,725	71%	$7,767,707	73%
Fabrication Services	1,827,126	27%	2,200,500	26%	2,464,006	23%
Technology	320,111	5%	284,424	3%	399,099	4%
Total revenue	$6,673,330		$8,599,649		$10,630,812

	2017	% of Revenue	2016	% of Revenue	2015	% of Revenue
Income (Loss) From Operations
Engineering & Construction	$(544,202)	(12.0)%	$143,405	2.3%	$(886,386)	(11.4)%
Fabrication Services	258,451	14.1%	179,319	8.1%	221,333	9.0%
Technology	104,914	32.8%	104,817	36.9%	150,466	37.7%
Total operating groups	(180,837)	(2.7)%	427,541	5.0%	(514,587)	(4.8)%
Restructuring related costs	(114,525)		—		—
Total (loss) income from continuing operations	$(295,362)	(4.4)%	$427,541	5.0%	$(514,587)	(4.8)%
As discussed in Note 10 within Item 8, during 2017 we recorded restructuring related costs resulting primarily from our publicly announced cost reduction, facility rationalization and strategic initiatives. As discussed in Note 4 within Item 8, during 2016 we recorded a non-cash pre-tax charge within our Engineering & Construction operating group resulting from a reserve for the transaction consideration (the “Transaction Receivable”) associated with the 2015 sale of our Nuclear Operations. Also discussed in Note 4 within Item 8, on December 31, 2015 we completed the sale of our Nuclear Operations, which was previously included within our Engineering & Construction operating group, and during 2015 we recorded a non-cash pre-tax charge related to the impairments of goodwill and intangible assets and a loss on net assets sold. For comparative purposes only, our restructuring related costs for 2017 and the results of the disposed Nuclear Operations for 2015, and charges for 2016 and 2015, are presented separately within the discussion and tables below.
2017 Versus 2016
Consolidated Results
New Awards/Backlog—As discussed above, new awards represent the expected revenue value of new contract commitments received during a given period, as well as scope growth on existing commitments. Backlog represents the unearned value of our new awards. New awards and backlog include the entire award values for joint ventures we consolidate and our proportionate share of award values for joint ventures we proportionately consolidate. New awards and backlog also include our pro-rata share of the award values for unconsolidated joint ventures we account for under the equity method. As the net results for our equity method joint ventures are recognized as equity earnings, their revenue is not presented in our Consolidated Statements of Operations. Our new awards may vary significantly each reporting period based on the timing of our major new contract commitments.
New awards were $5.8 billion for 2017 (including approximately $198.8 million related to our equity method joint ventures), compared with $4.9 billion for 2016 (including approximately $116.0 million related to our equity method joint ventures). Significant new awards for 2017 (within our Engineering & Construction operating group) included an ethane cracker project in the U.S. (approximately $1.3 billion) and a gas turbine power project in the U.S. (approximately $600.0 million). Significant new awards for 2016 (within our Engineering & Construction operating group) included three gas turbine power projects in the U.S. (approximately $1.1 billion combined); federal funding allocations for our mixed oxide fuel fabrication facility project in the U.S. and scope increases for our LNG mechanical erection project in the Asia Pacific region (approximately $970.0 million combined), and a refinery project in Russia (approximately $460.0 million). See Operating Group Results below for further discussion.
Backlog at December 31, 2017 was approximately $11.4 billion (including approximately $1.2 billion related to our equity method joint ventures), compared with $13.0 billion at December 31, 2016 (including approximately $1.7 billion related to our equity method joint ventures), with the decrease primarily reflecting the impact of revenue exceeding new awards by approximately $1.4 billion (including $479.1 million of revenue for our unconsolidated equity method ventures).
Certain contracts within our Engineering & Construction operating group are dependent upon funding from the U.S. government, where funds are appropriated on a year-by-year basis, while contract performance may take more than one year. Approximately $355.7 million of our backlog at December 31, 2017 for the operating group was for contractual commitments that are subject to future funding decisions.
Revenue—Revenue was $6.7 billion for 2017, representing a decrease of $1.9 billion (22.4%) compared with 2016. Our 2016 and 2015 revenue exclude approximately $479.1 million and $187.4 million, respectively, of revenue for our unconsolidated equity method ventures.
Our 2017 revenue was primarily impacted by the wind down of our large cost reimbursable LNG mechanical erection project and various other projects in the Asia Pacific region within our Engineering & Construction operating group and various projects in the U.S., Canada and the Middle East within our Fabrication Services operating group. Our 2017 revenue was also impacted by lower revenue on our two U.S. LNG export facility projects, primarily due to the reversal of revenue resulting from a reduction in their percentage of completion due to increases in forecast costs on the projects. These impacts were partly offset by increased revenue on various projects in the U.S. within our Engineering & Construction operating group. See “Operating Group Results” below for further discussion.
Gross Profit—Gross profit was $7.1 million (0.1% of revenue) for 2017, compared with $877.4 million (10.2% of revenue) for 2016. Our 2017 gross profit percentage decreased compared to the 2016 period primarily due to changes in estimated margins on our two U.S. LNG export facility projects and our two U.S. gas turbine power projects in the Northeast and Midwest, all within our Engineering & Construction operating group. See Operating Group Results below for further discussion.
Selling and Administrative Expense—Selling and administrative expense was $275.4 million (4.1% of revenue) for 2017, compared with $298.0 million (3.5% of revenue) for 2016. The decrease in absolute dollars for 2017 was primarily attributable the benefit of our cost reduction initiatives, partly offset by inflationary increases.
Intangibles Amortization—Intangibles amortization was $25.8 million for both 2017 and 2016.

Equity Earnings—Equity earnings were $48.4 million for 2017, compared with $24.6 million for 2016 and were primarily associated with our unconsolidated CTCI and CLG joint ventures within our Engineering & Construction and Technology operating groups, respectively. The increase for 2017 was primarily due to increased activity for our CTCI joint venture.
Loss on Net Assets Sold —As discussed in Note 4 within Item 8, during 2016 we recorded a non-cash pre-tax charge of approximately $148.1 million resulting from a reserve for the Transaction Receivable associated with the 2015 sale of our Nuclear Operations.
Other Operating (Income) Expense, Net—Other operating (income) expense, net, generally represents losses (gains) associated with the sale or disposition of property and equipment. Other operating (income) expense, net, for 2017 also included a gain (approximately $62.7 million) resulting from the receipt of insurance proceeds (approximately $99.0 million) in excess of associated costs (approximately $36.3 million) for a fabrication facility within our Fabrication Services operating group that was damaged during Hurricane Harvey.
Restructuring Related Costs—Restructuring related costs were $114.5 million for 2017, resulting primarily from our publicly announced cost reduction, facility rationalization and strategic initiatives, and included: (i) professional fees (approximately $41.1 million), (ii) facility consolidation costs (approximately $35.6 million), including accrued future operating lease expense for vacated facility capacity where we remain contractually obligated to a lessor (approximately $18.2 million), and impairment charges for owned facilities that were classified as held-for-sale in the fourth quarter 2017 (approximately $17.4 million), (iii) severance and other employee related costs (approximately $33.7 million), and (iv) other miscellaneous costs (approximately $4.1 million). See Note 10 within Item 8 for further discussion of our restructuring related costs.
(Loss) Income from Operations—Loss from operations was $(295.4) million (4.4% of revenue) for 2017, compared with income from operations of $427.5 million (5.0% of revenue) for 2016. Our 2017 results included the aforementioned impact of the $114.5 million of restructuring related costs. Our 2016 results included the aforementioned impact of the $148.1 million Transaction Receivable reserve. The table below summarizes our 2017 and 2016 results excluding the restructuring related costs and Transaction Receivable reserve, respectively.

	Years Ended December 31,
	2017	% of Revenue	2016	% of Revenue
	(In thousands)
Excluding Restructuring Related Costs and Transaction Receivable Reserve (1)	$(180,837)	(2.7)%	$575,689	6.7%
Restructuring Related Costs (1)	(114,525)	—%	—	—%
Transaction Receivable Reserve (1)	—	—%	(148,148)	—%
(Loss) income from operations (1)	$(295,362)	(4.4)%	$427,541	5.0%

(1)	The break-out of 2017 and 2016 (loss) income from operations represents a non-GAAP financial disclosure, which we believe provides better comparability between our 2017 and 2016 results.
Excluding the impact of the restructuring related costs, loss from operations was approximately $(180.8) million (2.7% of revenue) for 2017. Excluding the impact of the Transaction Receivable reserve, income from operations was approximately $575.7 million (6.7% of revenue) for 2016. The changes in our 2017 loss from operations compared to 2016 income from continuing operations were due to the reasons noted above. See Operating Group Results below for further discussion.
Interest Expense and Interest Income—Interest expense was $228.9 million for 2017, compared with $81.2 million for 2016. Approximately $13.4 million and $24.1 million of interest expense for 2017 and 2016, respectively, has been classified within discontinued operations as a result of the requirement to use the proceeds from the sale of our discontinued Capital Services Operations to repay our debt. Our 2017 interest expense was impacted by higher debt issuance costs and related amortization (approximately $53.0 million combined), including accelerated amortization due to the anticipated early repayment of our Senior Facilities as required by our amendments; an accrual for modified make-whole payments (approximately $35.0 million) on our Notes that are required as a result of the anticipated early repayment of our Notes in connection with the Combination; and additional expense relating to higher interest rates and higher revolving credit facility borrowings. Interest income was $3.1 million for 2017, compared with $11.8 million for 2016. Our 2017 interest income was impacted by lower average cash balances and changes in the geographic concentration of where our interest is earned.
Income Tax (Expense) Benefit—Income tax expense was $798.9 million ((153.3)% of pre-tax loss) for 2017, compared with an income tax benefit of $20.9 million ((5.8)% of pre-tax income) for 2016.

Income tax expense for 2017 includes expense of approximately $306.4 million resulting from the revaluation of our U.S. deferred taxes due to a reduction in the U.S. corporate income tax rate, and a $6.7 million income tax benefit, both resulting from changes in U.S. tax law enacted during the fourth quarter 2017. Income tax expense for 2017 also includes expense of approximately $750.8 million resulting from the establishment of valuation allowances on our remaining net deferred tax assets. See Income Taxes within “Critical Accounting Estimates” below for further discussion of our deferred tax assets and valuation allowances. Our 2017 tax rate excluding these impacts was 48.3% of pre-tax loss and our income tax benefit was $251.6 million. Our tax rate primarily resulted from pre-tax losses occurring in our higher rate tax jurisdictions (the U.S.), and to a lesser extent, less pre-tax income in our lower rate tax jurisdictions (non-U.S.). The 2017 losses in the U.S. were primarily generated from the aforementioned project charges. Our 2017 tax rate also included a benefit from various other adjustments (approximately 4.0%).
Income tax expense for 2016 includes a tax benefit of approximately $51.8 million resulting from the aforementioned $148.1 million Transaction Receivable reserve. Our 2016 tax rate excluding this benefit was 6.1% of pre-tax income and our income tax expense was $30.9 million. Our tax rate primarily resulted from a greater mix of pre-tax income being earned in our lower tax rate jurisdictions (non-U.S.) and also included a benefit from the reversal of a deferred tax liability associated with historical earnings of a non-U.S. subsidiary for which the earnings are no longer anticipated to be subject to tax (approximately 13.5%) and other adjustments (approximately 3.5%).
Our tax rate may continue to experience fluctuations due primarily to changes in the geographic distribution of our pre-tax income.
Net Income Attributable to Noncontrolling Interests—Noncontrolling interests are primarily associated with our consolidated joint venture projects within our Engineering & Construction operating group and certain operations in the Middle East within our Fabrication Services operating group. Net income attributable to noncontrolling interests was $33.6 million for 2017, compared with $73.3 million for 2016, and was commensurate with the level of applicable operating results for the aforementioned projects and operations. See Operating Group Results below for further discussion.
Operating Group Results
Engineering & Construction
New Awards—New awards were $3.4 billion for 2017, compared with $3.2 billion for 2016. Significant new awards for 2017 included:

•	an ethane cracker project in the U.S. (approximately $1.3 billion);

•	a gas turbine power project in the U.S. (approximately $600.0 million);

•	federal funding allocations for our mixed oxide fuel fabrication facility project in the U.S. (approximately $270.0 million);

•	a delayed coking unit project in Russia (approximately $130.0 million);

•
work scopes for our liquid ethylene cracker project and associated units in the Middle East that we are executing through our unconsolidated equity method joint venture (approximately $100.0 million); and

•	a refinery expansion project in the Middle East (approximately $95.0 million).
Significant new awards for 2016 included:

•	three gas turbine power projects in the U.S. (approximately $1.1 billion combined);

•
federal funding allocations for our mixed oxide fuel fabrication facility project in the U.S. and scope increases for our LNG mechanical erection project in the Asia Pacific region (approximately $970.0 million combined); and

•	a refinery project in Russia (approximately $460.0 million).
Revenue—Revenue was $4.5 billion for 2017, representing a decrease of $1.6 billion (26.0%) compared with 2016. Our 2017 revenue was primarily impacted by the wind down of our large cost reimbursable LNG mechanical erection project (approximately $1.0 billion) and various other projects in the Asia Pacific region. Our 2017 revenue was also impacted by lower revenue on our two U.S. LNG export facility projects (approximately $350.0 million combined), primarily due to the reversal of revenue resulting from a reduction in their percentage of completion due to increases in forecast costs on the projects. These impacts were partly offset by increased revenue on various projects in the U.S.
Approximately $2.0 billion of the operating group’s 2017 revenue was attributable to our two U.S. LNG export facility projects, compared with approximately $2.4 billion for 2016. Approximately $115.0 million of the operating group’s 2017 revenue was attributable to our large cost reimbursable LNG mechanical erection project in the Asia Pacific region, compared with approximately $1.1 billion for 2016.

(Loss) Income from Operations—Loss from operations was $(544.2) million (12.0% of revenue) for 2017, compared with income from operations of $143.4 million (2.3% of revenue) for 2016. Our 2016 results included the impact of the aforementioned $148.1 million Transaction Receivable reserve. The table below summarizes our 2016 results excluding the Transaction Receivable reserve.

	Years Ended December 31,
	2017	% of Revenue	2016	% of Revenue
	(In thousands)
Excluding Transaction Receivable Reserve (1)	$(544,202)	(12.0)%	$291,553	4.8%
Transaction Receivable Reserve (1)	—	—%	(148,148)	—%
(Loss) income from operations (1)	$(544,202)	(12.0)%	$143,405	2.3%

(1)	The break-out of 2016 income from operations represents a non-GAAP financial disclosure, which we believe provides better comparability between our 2017 and 2016 results.
Excluding the impact of the Transaction Receivable reserve, income from operations was approximately $291.6 million (4.8% of revenue) for 2016. Our 2017 results were impacted by lower revenue volume and changes in estimated margins on four projects that resulted in a decrease to our income from operations of approximately $870.0 million (approximately $404.0 million for our two U.S. gas turbine power projects in the Northeast and Midwest (“Two Gas Projects”) and approximately $466.0 million for our two U.S. LNG export facility projects (“Two LNG Projects”) as discussed further below). The changes in estimated margins resulted in charges due to the accrual of additional losses for the Two Gas Projects resulting from increases in forecast costs on the projects, and the reversal of previously recognized revenue for the Two LNG Projects resulting from a reduction in their percentage of completion due to increases in forecast costs on the projects. Our results were also impacted by a lower margin percentage recognized on work performed during the periods for the LNG Projects (approximately $157.0 million) as a result of the changes in estimated margins on the projects during 2017.
The aforementioned negative impacts for 2017 were partly offset by the benefit of changes in estimated recoveries on a large consolidated joint venture project and a separate cost reimbursable project (approximately $103.0 million combined). Our 2017 results also benefited from increased equity earnings from our unconsolidated CTCI joint venture (approximately $28.0 million).
Our 2016 results were impacted by forecast cost increases on three projects in the U.S. (approximately $283.0 million combined, including approximately $197.0 million for our Two Gas Projects). The aforementioned project charges were partly offset by the benefit of changes in estimated recoveries on a large consolidated joint venture project and increased recoveries and savings on two projects in the U.S. (approximately $124.0 million for the three projects combined).
Two Gas Projects
The Two Gas Projects were in a loss position at December 31, 2017, and the aforementioned impacts for 2017 from changes in estimates occurred primarily during the first half of 2017. The projects were impacted primarily by lower than anticipated craft labor productivity (including reductions to our forecasted productivity estimates to levels that are in line with our overall historical experience on the projects); slower than anticipated benefits from mitigation plans; and further extensions of schedule and related prolongation costs (including schedule liquidated damages) resulting from the aforementioned impacts. During the second half of 2017, the projects were further impacted by lower than anticipated craft labor productivity and progress, and further extensions of schedule and related prolongation costs.
One of the projects was approximately 97% complete at December 31, 2017 and over 99% complete as of February 2018. If the project incurs schedule liquidated damages due to our inability to reach a favorable commercial resolution on such matters, the project would experience further losses.
The other project was approximately 79% complete and had a reserve for estimated losses of approximately $77.0 million at December 31, 2017, and is forecasted to be completed in October 2018 (representing a three month extension from our estimates as of September 30, 2017). The aforementioned impact of changes in estimated margins includes the benefit of a claims settlement (subject to final documentation) with the project owner, which resulted in a net increase in project price during the fourth quarter for schedule incentives (based on a revised schedule) and the resolution of schedule liquidated damages. Although our recent labor productivity and project progress were below our expectations (due in part to weather related impacts during the fourth quarter 2017), our current forecast for the project anticipates productivity levels that are consistent with our overall historical experience on the project and improved progress (due in part to anticipated improvement in weather conditions as the project moves out of the winter months), and actions to reduce our schedule related indirect costs. If future direct and subcontract labor productivity differ from our current estimates, we are unable to achieve our progress estimates, our schedule is further extended, or we do not achieve the schedule related incentives, the project would experience further losses.
Two LNG Projects
The Two LNG Projects represent our projects in Hackberry, Louisiana and Freeport, Texas. The aforementioned impacts for 2017 from changes in estimates were primarily related to the project in Hackberry, which was in a loss position at December 31, 2017. The project was impacted during the first half of 2017 primarily by lower than anticipated craft labor productivity (including reductions to our forecasted productivity estimates as trending results of certain disciplines provided increased evidence that previously forecasted productivity estimates were unlikely to be achieved); weather related delays; increased material, construction and fabrication costs due to quantity growth and material delivery delays; higher than anticipated estimates from subcontractors for their work scopes; and extensions of schedule and related prolongation costs resulting from the aforementioned. During the second half of 2017 the project was further impacted by extensions of schedule and related prolongation costs (due in part to Hurricane Harvey). Such impacts were partly offset by the benefit of a claims settlement with the project owner, which resulted in an increase in project price during the fourth quarter and established a new schedule for commencement of any liquidated damages. At December 31, 2017, the project was approximately 77% complete, had a reserve for estimated losses of approximately $14.0 million, and is forecasted to be completed in October 2019. Our current forecast for the project anticipates improvement in productivity from our overall historical experience on the project (as we anticipate improved construction performance for each subsequent LNG train) and actions to significantly reduce our schedule related indirect costs. If future direct and subcontract labor productivity differ from our current estimates, we are unable to achieve our progress estimates, our schedules are further extended, or we are unable to reduce our schedule related costs to the levels anticipated, the project would experience further losses.
The remaining impacts from changes in estimates for 2017 relate to the project in Freeport, which was impacted during the first half of 2017 primarily by increased material, construction and fabrication costs due to quantity growth and material delivery delays, and potential extensions of schedule and related prolongation costs resulting from the aforementioned. During the second half of 2017 the project was further impacted by Hurricane Harvey. The direct impacts of Hurricane Harvey included the cost of demobilization and remobilization and damaged pipe and other materials. These direct impacts have been included in our forecasts and were partially offset by an increase in project price for claims and anticipated insurance recoveries on the project. We are continuing to evaluate and estimate the indirect impacts of the hurricane, including potential impacts to productivity and schedule and related prolongation costs, and the impact of owner decisions on whether to replace or refurbish damaged pipe and materials. We anticipate providing the owner an estimate of the indirect impacts on the project in the second quarter 2018. Such impacts have not been included in our forecasts, and although such impacts could be significant, we believe any costs incurred as a result of Hurricane Harvey (subject to unallowable costs which we have accounted for) are recoverable under the contractual provisions of our contract, including force majeure. Our current forecast for the project anticipates improvement in productivity from our overall historical experience on the project (as we anticipate improved construction performance for each subsequent LNG train) and actions to significantly reduce our schedule related indirect costs. If future direct and subcontract labor productivity differ from our current estimates, we are unable to achieve our progress estimates, our schedules are further extended, we are unable to reduce our schedule related costs to the levels anticipated, we are unable to fully recover the direct and indirect costs associated with the impacts of Hurricane Harvey, or the project incurs schedule liquidated damages due to our inability to reach a favorable legal or commercial resolution on such matters, the project would experience further decreases in estimated margins.
Fabrication Services
New Awards—New awards were $1.8 billion for 2017, compared with $1.3 billion for 2016. Significant new awards for 2017 included:

•	LNG storage tanks in the U.S. (approximately $250.0 million);

•	storage tanks for a refinery in the Middle East (approximately $140.0 million);

•	materials supply for an ethylene expansion project in the Asia Pacific region (approximately $85.0 million);

•	work scopes for the aforementioned ethane cracker project in the U.S. (approximately $80.0 million);

•	crude oil storage tanks in Central Asia (approximately $50.0 million);

•	an ethane cracking furnace expansion project in the U.S. (approximately $40.0 million); and

•	storage tanks for a clean fuels expansion project in the Middle East, crude oil storage tanks in the U.S., and various other storage and pipe fabrication awards throughout the world.

Significant new awards for 2016 included:

•	an LNG storage and fueling terminal in the U.S. (approximately $200.0 million);

•	crude oil storage tanks in Canada (approximately $70.0 million);

•	crude oil storage tanks in the Middle East (approximately $40.0 million); and

•	various storage tank and pipe fabrication awards throughout the world.
Revenue—Revenue was $1.8 billion for 2017, representing a decrease of $373.4 million (17.0%) compared with 2016. Our 2017 revenue was impacted by decreased engineered products and fabrication activity, and decreased storage tank work in the U.S., Canada and the Middle East.
Income from Operations—Income from operations was $258.5 million (14.1% of revenue) for 2017, compared with $179.3 million (8.1% of revenue) for 2016. Our 2017 results benefited from a higher margin mix and lower selling and administrative expense, partly offset by lower revenue volume. Our 2017 results also benefited from a net gain of approximately $62.7 million resulting from the receipt of insurance proceeds (approximately $99.0 million) in excess of associated costs (approximately $36.3 million) for a fabrication facility that was damaged during Hurricane Harvey. Our 2016 results were impacted by forecast cost increases on various projects, primarily in North America and the Asia Pacific region (approximately $45.0 million combined).
Technology
New Awards—New awards were $569.7 million for 2017 (including approximately $198.8 million related to our equity method joint ventures), compared with $479.4 million for 2016 (including approximately $116.0 million related to our equity method joint ventures). Significant new awards for 2017 included petrochemical and refining licensing and catalyst awards, primarily in India and the Asia Pacific region. Significant new awards for 2016 included alkylation licensing in North America and China; hydrocracking licensing in China; petrochemical licensing in Europe and China and catalyst awards throughout the world.
Revenue—Revenue was $320.1 million for 2017, representing an increase of $35.7 million (12.5%) compared with 2016. Our 2017 revenue benefited from increased petrochemical licensing activity, partly offset by decreased catalyst activity.
Income from Operations—Income from operations was $104.9 million (32.8% of revenue) for 2017, compared with $104.8 million (36.9% of revenue) for 2016. Our 2017 results were impacted by a lower margin mix for our petrochemicals projects, partly offset by the benefit of lower selling and administrative expense.
Discontinued Capital Services Operations

	December 31,
	2017	2016
	(In thousands)
Backlog	$—	$5,447,202

	Years Ended December 31,
	2017	2016
	(In thousands)
New Awards	$780,783	$2,215,679
Revenue	$1,114,655	$2,211,835
Loss From Operations	$(30,371)	$(572,459)
% of Revenue	(2.7)%	(25.9)%
Our discontinued Capital Services Operations, which were sold on June 30, 2017, provided comprehensive and integrated maintenance services, environmental engineering and remediation, construction services, program management, and disaster response and recovery services for private-sector customers and governments.
New Awards/Backlog—New awards were $780.8 million for 2017, compared with $2.2 billion for 2016. Backlog was $5.4 billion at December 31, 2016.
Revenue—Revenue was $1.1 billion for 2017, representing a decrease of $1.1 billion (49.6%) compared with 2016. The decrease is due to primarily to the aforementioned sale on June 30, 2017 and the impact of lower construction services and industrial maintenance activity, partly offset by increased emergency response activity.

(Loss) Income from Operations—Loss from operations was $(30.4) million (2.7% of revenue) for 2017, compared with loss from operations of $(572.5) million (25.9% of revenue) for 2016. Our 2017 results included a pre-tax charge (approximately $64.8 million) resulting from the aforementioned sale. Our 2016 results included a $655.0 million goodwill impairment charge recorded in the fourth quarter 2016 in connection with our annual impairment assessment. The table below summarizes our 2017 and 2016 results excluding the charges.

	Years Ended December 31,
	2017	% of Revenue	2016	% of Revenue
	(In thousands)
Excluding Charges (1)	$34,446	3.1%	$82,541	3.7%
Loss on net assets sold (1)	(64,817)	—%	—	—%
Goodwill Impairment (1)	—	—%	(655,000)	—%
Loss from operations (1)	$(30,371)	(2.7)%	$(572,459)	(25.9)%

(1)	The break-out of 2017 and 2016 (loss) income from operations represents a non-GAAP financial disclosure, which we believe provides better comparability between our 2017 and 2016 results.
Excluding the impact of the loss on net assets sold, income from operations was approximately $34.4 million (3.1% of revenue) for 2017. Excluding the impact of the goodwill impairment charge, income from operations was approximately $82.5 million (3.7% of revenue) for 2016. Our 2017 results were impacted by the sale on June 30, 2017 and increased stock based compensation costs (approximately $5.5 million) due to the accelerated expensing of employee awards as a result of the sale. See Note 5 within Item 8 for additional discussion of our Capital Services Operations.
2016 Versus 2015
Consolidated Results
New Awards/Backlog—New awards were $4.9 billion for 2016 (including approximately $116.0 million related to our equity method joint ventures), compared with $10.3 billion for 2015 (including approximately $1.6 billion related to our equity method joint ventures). Significant new awards for 2016 (within our Engineering & Construction operating group) included:

•	three gas turbine power projects in the U.S. (approximately $1.1 billion combined);

•
federal funding allocations for our mixed oxide fuel fabrication facility project in the U.S. and scope increases for our LNG mechanical erection project in the Asia Pacific region (approximately $970.0 million combined); and

•	a refinery project in Russia (approximately $460.0 million).
Significant new awards for 2015 (within our Engineering & Construction operating group) included:

•	petrochemical facility projects in the U.S. (approximately $1.8 billion combined);

•
our pro-rata share of a $2.8 billion liquids ethylene cracker project and associated units in the Middle East (approximately $1.4 billion) that we are executing through an unconsolidated equity method joint venture arrangement;

•	scope increases for our LNG mechanical erection project in the Asia Pacific region (approximately $720.0 million);

•
our proportionate share of a $2.0 billion additional LNG train for an LNG export facility in the U.S. (approximately $675.0 million) that we are executing through a proportionately consolidated joint venture arrangement; and

•	a gas turbine power project in the U.S. (approximately $600.0 million).
Other significant awards for 2015 included scope increases for our former large nuclear projects in the U.S. (approximately $730.0 million) within our Engineering & Construction and Fabrication Services operating groups; and low-temperature tanks in the U.S. (approximately $300.0 million) within our Fabrication Services operating group. See Operating Group Results below for further discussion.
Backlog at December 31, 2016 was approximately $13.0 billion (including approximately $1.7 billion related to our equity method joint ventures), compared with $16.9 billion at December 31, 2015 (including approximately $1.8 billion related to our equity method joint ventures), with the decrease reflecting the impact of revenue exceeding new awards by approximately $3.9 billion (including $187.4 million of revenue for our unconsolidated equity method ventures).

Certain contracts within our Engineering & Construction operating group are dependent upon funding from the U.S. government, where funds are appropriated on a year-by-year basis, while contract performance may take more than one year. Approximately $412.0 million of our backlog at December 31, 2016 for the operating group was for contractual commitments that are subject to future funding decisions.
Revenue—Revenue was $8.6 billion for 2016, representing a decrease of $2.0 billion (19.1%) compared with 2015. Our 2016 and 2015 revenue exclude approximately $187.4 million and $95.6 million, respectively, of revenue for our unconsolidated equity method ventures. Our 2015 revenue included approximately $2.1 billion of revenue attributable to our former Nuclear Operations. The table below summarizes our 2015 revenue excluding the Nuclear Operations.

	Years Ended December 31,
	2016	% of Total	2015	% of Total
	(In thousands)
Excluding Nuclear Operations (1)	$8,599,649	100%	$8,569,645	81%
Nuclear Operations (1)	—	—%	2,061,167	19%
Total revenue (1)	$8,599,649		$10,630,812

(1)	The break-out of 2015 revenue represents a non-GAAP financial disclosure, which we believe provides better comparability with our 2016 results.
Excluding the impact of our former Nuclear Operations, revenue for 2016 increased by $30.0 million (0.4%) compared with 2015. Our 2016 revenue was impacted by the wind down of various tank projects in North America, South America and the Asia Pacific region within our Fabrication Services operating group; and decreased activity on our large cost reimbursable LNG mechanical erection project in the Asia Pacific region and refinery project in Colombia within our Engineering & Construction operating group. These impacts were partly offset by the benefit of increased activity on our LNG export facility projects in the U.S. and various other projects in the U.S. and Asia Pacific region within our Engineering & Construction operating group. See Operating Group Results below for further discussion.
Gross Profit—Gross profit was $877.4 million (10.2% of revenue) for 2016, compared with $1.4 billion (12.7% of revenue) for 2015. Our 2015 results included approximately $239.1 million of gross profit attributable to our former Nuclear Operations. The table below summarizes our 2015 gross profit excluding the Nuclear Operations.

	Years Ended December 31,
	2016	% of Revenue	2015	% of Revenue
	(In thousands)
Excluding Nuclear Operations (1)	$877,410	10.2%	$1,114,444	13.0%
Nuclear Operations (1)	—	—%	239,050	11.6%
Total gross profit (1)	$877,410	10.2%	$1,353,494	12.7%

(1)	The break-out of 2015 gross profit represents a non-GAAP financial disclosure, which we believe provides better comparability with our 2016 results.
Excluding the impact of our former Nuclear Operations, gross profit was approximately $1.1 billion (13.0% of revenue) for 2015. Our 2016 gross profit percentage decreased compared to the 2015 period due to the net impact of changes in forecast costs and changes in estimated recoveries on certain projects, lower revenue volume for our higher margin Technology operating group, and reduced leverage of our operating costs, partly offset by a higher margin mix. See Operating Group Results below for further discussion.
Selling and Administrative Expense—Selling and administrative expense was $298.0 million (3.5% of revenue) for 2016, compared with $336.3 million (3.2% of revenue) for 2015. The decrease in absolute dollars for 2016 was primarily attributable to lower incentive plan costs (approximately $22.6 million) and lower expense attributable to our former Nuclear Operations, partly offset by inflationary increases.
Intangibles Amortization—Intangibles amortization was $25.8 million for 2016, compared with $37.7 million for 2015. The decrease for 2016 was primarily due to lower intangible balances resulting from the impairment of certain intangible assets in the third quarter 2015 and intangible assets that became fully amortized during the first quarter 2016.

Equity Earnings—Equity earnings were $24.6 million for 2016, compared with $14.8 million for 2015 and were primarily associated with our unconsolidated joint ventures within our Technology and Engineering & Construction operating groups.
Loss on Net Assets Sold and Impairment of Intangible Assets and Goodwill—As discussed in Note 4 within Item 8, during 2016 we recorded a non-cash pre-tax charge of approximately $148.1 million resulting from a reserve for the Transaction Receivable associated with the 2015 sale of our Nuclear Operations. As a result of the sale of our Nuclear Operations discussed in Note 4 within Item 8, during 2015 we recorded a non-cash pre-tax charge of approximately $1.5 billion related to the impairment of goodwill ($453.1 million) and intangible assets ($79.1 million) and a loss on net assets sold ($973.7 million).
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
Income (Loss) from Operations—Income from operations was $427.5 million (5.0% of revenue) for 2016, compared with a loss from operations of $(514.6) million (4.8% of revenue) for 2015. Our 2016 results included the aforementioned impact of the $148.1 million Transaction Receivable reserve. Our 2015 results included approximately $215.2 million of income from operations attributable to our former Nuclear Operations and the aforementioned $1.5 billion charge resulting from the sale of our Nuclear Operations. The table below summarizes our 2016 and 2015 results excluding the Nuclear Operations and charges.

	Years Ended December 31,
	2016	% of Revenue	2015	% of Revenue
	(In thousands)
Excluding Nuclear Operations, Charges and Impairments (1)	$575,689	6.7%	$776,114	9.1%
Nuclear Operations (1)	—	—%	215,150	10.4%
Charges related to sale of Nuclear Operations and Impairments (1)	(148,148)	—%	(1,505,851)	—%
Income (loss) from operations (1)	$427,541	5.0%	$(514,587)	(4.8)%

(1)	The break-out of 2016 and 2015 income (loss) from operations represents a non-GAAP financial disclosure, which we believe provides better comparability between our 2016 and 2015 results.
Excluding the impact of the Transaction Receivable reserve, income from operations was approximately $575.7 million (6.7% of revenue) for 2016. Excluding the impact of our former Nuclear Operations and charge, income from operations was approximately $776.1 million (9.1% of revenue) for 2015. The changes in our 2016 income from operations compared to 2015 were due to the reasons noted above. See Operating Group Results below for further discussion.
Interest Expense and Interest Income—Interest expense was $81.2 million for 2016, compared with $70.5 million for 2015. The increase for 2016 was the result of higher revolving credit facility borrowings and the full year impact of long-term borrowings, which occurred in the third quarter 2015. Interest income was $11.8 million for 2016, compared with $7.0 million for 2015.
Income Tax Benefit—Income tax benefit was $20.9 million ((5.8)% of pre-tax income) for 2016, compared with an income tax benefit of $102.2 million (17.7% of pre-tax loss) for 2015. For 2016, the aforementioned impact of the $148.1 million Transaction Receivable reserve resulted in a tax benefit of $51.8 million. Excluding this impact, our 2016 tax rate was 6.1% of pre-tax income and our income tax expense was $30.9 million. For 2015, the aforementioned $1.5 billion charge related to the sale of our Nuclear Operations resulted in a net tax benefit of $370.7 million. The net tax benefit on the charge reflects the non-deductibility of the goodwill impairment and the establishment of U.S. state valuation allowances. Excluding this net benefit, our 2015 tax rate was 28.9% and our income tax expense was $268.5 million.
Our 2016 tax rate benefited from the reversal of a deferred tax liability associated with historical earnings of a non-U.S. subsidiary for which the earnings are no longer anticipated to be subject to tax (approximately 13.5%), earnings represented by noncontrolling interests (approximately 4.0%) and adjustments to non-U.S. valuation allowances and other adjustments(approximately 3.5% combined). Our 2015 tax rate benefited from earnings represented by noncontrolling interests (approximately 2.5%) and previously unrecognized tax benefits and other adjustments (approximately 3.0% combined).
Our 2016 tax rate decreased relative to the 2015 period, excluding the impacts of the aforementioned items for 2016 and 2015, due to lower pre-tax income in higher tax rate jurisdictions, primarily the U.S. (approximately 7.5%). Our tax rate may continue to experience fluctuations due primarily to changes in the geographic distribution of our pre-tax income.

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
Operating Group Results
Engineering & Construction
New Awards—New awards were $3.2 billion for 2016, compared with $6.6 billion for 2015 (including approximately $1.4 billion related to our equity method joint ventures). Significant new awards for 2016 included:

•	three gas turbine power projects in the U.S. (approximately $1.1 billion combined);

•
federal funding allocations for our mixed oxide fuel fabrication facility project in the U.S. and scope increases for our LNG mechanical erection project in the Asia Pacific region (approximately $970.0 million combined); and

•	a refinery project in Russia (approximately $460.0 million).
Significant new awards for 2015 included:

•	petrochemical facility projects in the U.S. (approximately $1.8 billion combined);

•
our pro-rata share of a $2.8 billion liquids ethylene cracker project and associated units in the Middle East (approximately $1.4 billion) that we are executing through an unconsolidated equity method joint venture arrangement;

•	scope increases for our LNG mechanical erection project in the Asia Pacific region (approximately $720.0 million);

•
our proportionate share of a $2.0 billion additional LNG train for an LNG export facility in the U.S. (approximately $675.0 million) that we are executing through a proportionately consolidated joint venture arrangement;

•	a gas turbine power project in the U.S. (approximately $600.0 million);

•	scope increases for our former large nuclear projects in the U.S. (approximately $480.0 million);

•	an ethylene storage facility in the U.S. (approximately $115.0 million);

•	a chemicals plant project in the U.S. (approximately $100.0 million); and

•	engineering and procurement services for a refinery project in Russia.
Revenue—Revenue was $6.1 billion for 2016, representing a decrease of $1.7 billion (21.3%) compared with 2015. Our 2015 revenue included approximately $2.1 billion of revenue attributable to our former Nuclear Operations. The table below summarizes our 2015 revenue excluding the Nuclear Operations.

	Years Ended December 31,
	2016	% of Total	2015	% of Total
	(In thousands)
Excluding Nuclear Operations (1)	$6,114,725	100%	$5,706,540	73%
Nuclear Operations (1)	—	—%	2,061,167	27%
Total revenue (1)	$6,114,725		$7,767,707

(1)	The break-out of 2015 revenue represents a non-GAAP financial disclosure, which we believe provides better comparability with our 2016 results.
Excluding the impact of our former Nuclear Operations, revenue for 2016 increased by $408.2 million (7.2%) compared with 2015. Our 2016 revenue benefited from increased activity on our LNG export facility projects in the U.S. (approximately $1.1 billion) and various other projects in the U.S. and Asia Pacific region, partly offset by decreased activity on our large cost reimbursable LNG mechanical erection project in the Asia Pacific region and refinery project in Colombia (approximately $890.0 million combined).
Approximately $2.4 billion of the operating group’s 2016 revenue was attributable to our LNG export facility projects in the U.S., compared with approximately $1.2 billion for 2015. Approximately $1.2 billion of the operating group’s 2016 revenue was attributable to our large cost reimbursable projects, compared with approximately $2.1 billion for 2015.

Income (Loss) from Operations—Income from operations was $143.4 million (2.3% of revenue) for 2016, compared with a loss from operations of $(886.4) million (11.4% of revenue) for 2015. Our 2016 results included the impact of the aforementioned $148.1 million Transaction Receivable reserve. Our 2015 results included approximately $215.2 million of income from operations attributable to our former Nuclear Operations and the aforementioned $1.5 billion charge resulting from the sale of our Nuclear Operations. The 2015 results for our former Nuclear Operations benefited by approximately $28.0 million from the net impact of cost increases and adjustments to project price on our former large U.S. nuclear projects. The table below summarizes our 2016 and 2015 results excluding the Nuclear Operations and charges.

	Years Ended December 31,
	2016	% of Revenue	2015	% of Revenue
	(In thousands)
Excluding Nuclear Operations, Charges and Impairment (1)	$291,553	4.8%	$404,315	7.1%
Nuclear Operations (1)	—	—%	215,150	10.4%
Charges related to sale of Nuclear Operations and Impairment (1)	(148,148)	—%	(1,505,851)	—%
Income (loss) from operations (1)	$143,405	2.3%	$(886,386)	(11.4)%

(1)	The break-out of 2016 and 2015 income (loss) from operations represents a non-GAAP financial disclosure, which we believe provides better comparability between our 2016 and 2015 results.
Excluding the impact of the Transaction Receivable reserve, income from operations was approximately $291.6 million (4.8% of revenue) for 2016. Excluding the impact of our former Nuclear Operations and the charge, income from operations was approximately $404.3 million (7.1% of revenue) for 2015. Our 2016 results were impacted by forecast cost increases on three projects in the U.S. (approximately $283.0 million combined), including approximately $164.0 million for a project in a loss position. Our estimate to complete the project in a loss position was impacted primarily by lower than anticipated labor productivity and extensions of schedule during the second half of 2016. At December 31, 2016, the project was approximately 65% complete and had a reserve for estimated losses of approximately $49.0 million. The aforementioned project charges were partly offset by the benefit of changes in estimated recoveries on a large consolidated joint venture project and increased recoveries and savings on two projects in the U.S. (approximately $124.0 million for the three projects combined). Our 2016 results also benefited from higher revenue volume, leverage of operating costs and a higher margin mix.
Fabrication Services
New Awards—New awards were $1.3 billion for 2016, compared with $3.2 billion for 2015. Significant new awards for 2016 included:

•	an LNG storage and fueling terminal in the U.S. (approximately $200.0 million),

•	crude oil storage tanks in Canada (approximately $70.0 million),

•	crude oil storage tanks in the Middle East (approximately $40.0 million), and

•	various storage tank and pipe fabrication awards throughout the world.
Significant new awards for 2015 included:

•	low-temperature tanks in the U.S. (approximately $300.0 million),

•	scope increases for our former large nuclear projects in the U.S. (approximately $250.0 million),

•	a hydrotreater project in the U.S. (approximately $95.0 million),

•	engineered products for a refinery in Russia (approximately $93.0 million),

•	storage spheres in the U.S. (approximately $70.0 million),

•	storage tanks for a clean fuels project in the Middle East (approximately $60.0 million),

•	an oil sands project in Canada (approximately $50.0 million),

•	pipe fabrication for a petrochemical project in the U.S. (approximately $40.0 million), and

•
work scopes for our U.S. LNG export facility projects that we are executing through our proportionately consolidated joint venture arrangements and work scopes for our liquids ethylene cracker project in the Middle East that we are executing through an unconsolidated equity method joint venture.

Revenue—Revenue was $2.2 billion for 2016, representing a decrease of $263.5 million (10.7%) compared with 2015. Our 2016 revenue was impacted by the wind down of various storage tank projects in North America, South America and the Asia Pacific region and lower engineered products activity (approximately $378.0 million combined), partly offset by increased fabrication activity.
Income from Operations—Income from operations was $179.3 million (8.1% of revenue) for 2016, compared with $221.3 million (9.0% of revenue) for 2015. Our 2016 results were impacted by lower revenue volume, reduced leverage of our operating costs and forecast cost increases on various projects, primarily in North America and the Asia Pacific region (approximately $45.0 million combined), including approximately $25.0 million for a project in a loss position. Our estimate to complete the project in a loss position was impacted primarily by lower than anticipated labor productivity. At December 31, 2016, the project was approximately 75% complete and had a reserve for estimated losses of approximately $5.0 million. Our 2015 results were impacted by net forecast cost increases on various projects in the U.S. (approximately $30.0 million combined) and a foreign exchange loss (approximately $11.0 million) associated with the re-measurement of certain non-U.S. Dollar denominated net assets.
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
Income from Operations—Income from operations was $104.8 million (36.9% of revenue) for 2016, compared with $150.5 million (37.7% of revenue) for 2015. Our 2016 results were impacted by lower revenue volume and lower equity earnings (approximately $5.0 million), partly offset by a higher margin mix. Our 2015 results benefited from a gain of approximately $7.5 million associated with the contribution of a technology to one of our unconsolidated joint ventures.
Discontinued Capital Services Operations

	December 31,
	2016	2015
	(In thousands)
Backlog	$5,447,202	$5,788,059

	Years Ended December 31,
	2016	2015
	(In thousands)
New Awards	$2,215,679	$2,866,862
Revenue	$2,211,835	$2,385,863
(Loss) Income From Operations	$(572,459)	$89,470
% of Revenue	(25.9)%	3.8%
New Awards/Backlog—New awards were $2.2 billion in 2016 compared with $2.9 billion for 2015. Backlog at December 31, 2016 was $5.4 billion, compared to $5.8 billion at December 31, 2015.
Revenue—Revenue was $2.2 billion for 2016, representing a decrease of $174.0 million (7.3%) compared with 2015. Our 2016 revenue was impacted by lower construction services activity.

(Loss) Income from Operations—Loss from operations was ($572.5 million) (25.9% of revenue) for 2016, compared with income from operations of $89.5 million (3.8% of revenue) for 2015. As discussed in Note 5 within Item 8, our 2016 results included a $655.0 million goodwill impairment charge recorded in the fourth quarter 2016 in connection with our annual impairment assessment. The table below summarizes our 2016 results excluding the charge.

	Years Ended December 31,
	2016	% of Revenue	2015	% of Revenue
	(In thousands)
Excluding Impairment (1)	$82,541	3.7%	$89,470	3.8%
Charge related to Impairment (1)	(655,000)	—%	—	—%
(Loss) income from operations (1)	$(572,459)	(25.9)%	$89,470	3.8%

(1)	The break-out of 2016 (loss) income from operations represents a non-GAAP financial disclosure, which we believe provides better comparability with our 2015 results.
Excluding the impact of the goodwill impairment charge, income from operations was approximately $82.5 million (3.7% of revenue) for 2016.
LIQUIDITY AND CAPITAL RESOURCES
General
Cash and Cash Equivalents—At December 31, 2017, our cash and cash equivalents were $354.6 million, and were maintained in local accounts throughout the world, substantially all of which were maintained outside The Netherlands, our country of domicile. Approximately $165.8 million of our cash and cash equivalents at December 31, 2017 was within our variable interest entities (“VIEs”) associated with our partnering arrangements, which is generally only available for use in our operating activities when distributed to the partners.
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
Summary of Cash Flow Activity
Operating Activities—During 2017, net cash used in operating activities was $909.4 million (including approximately $39.0 million related to our discontinued Capital Services Operations), primarily due to cash utilized as a result of net losses; a net increase of $262.1 million in our accounts receivable, inventory, accounts payable and net contracts in progress account balances (collectively “Contract Capital”); a net increase of $36.0 million in other current and non-current assets; and a net reduction of $103.4 million in other current and non-current liabilities. The components of our net Contract Capital balances for our continuing operations at December 31, 2017 and 2016 and changes for our consolidated operations during 2017 was as follows:

	Continuing Operations			Capital Services (2)	Consolidated
	December 31, 2017	December 31, 2016	Change	Change	Change
	(In thousands)
Total billings in excess of costs and estimated earnings (1)	$(1,275,441)	$(1,395,349)	$119,908	$6,482	$126,390
Total costs and estimated earnings in excess of billings (1)	315,744	410,749	(95,005)	(3,332)	(98,337)
Contracts in Progress, net	(959,697)	(984,600)	24,903	3,150	28,053
Accounts receivable, net	759,701	488,513	271,188	(9,973)	261,215
Inventory	101,573	190,102	(88,529)	(1,704)	(90,233)
Accounts payable	(971,735)	(964,548)	(7,187)	70,294	63,107
Contract Capital, net	$(1,070,158)	$(1,270,533)	$200,375	$61,767	$262,142

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
The $262.1 million increase in our Contract Capital during 2017 (including an increase of approximately $61.8 million related to our discontinued Capital Services Operations) was primarily due to a net increase in accounts receivable and contracts in progress and a decrease in accounts payable, partly offset by a decrease in inventory. The net increase in accounts receivable and contracts in progress was primarily due to the timing of billings and the net use of advance payments on our large projects in the U.S. within our Engineering & Construction operating group. The decrease in inventory was primarily related to the wind down of fabrication projects within our Fabrication Services operating group. The decrease in accounts payable was primarily due to our Capital Services Operations. The net increase in current and other non-current assets was primarily due to a change in the classification of receivables from accounts receivable, net, to other non-current assets, for a previously completed consolidated joint venture project, as we do not anticipate collection within the next year. The decrease in our other current and non-current liabilities during the period was primarily due to the payment of payroll related obligations resulting from the wind down of certain projects in the Asia Pacific region. Our net cash used in operating activities, combined with payments in advance of performing work for our unconsolidated equity method joint ventures, which are reflected in financing activities because the joint ventures are not consolidated, totaled approximately $882.7 million during 2017. We anticipate future quarterly variability in our operating cash flows due to ongoing fluctuations in our Contract Capital balance and the prospective cash impacts of the project charges described above. See “Credit Facilities and Debt” below for further discussion of our liquidity.
Investing Activities—During 2017, net cash provided by investing activities was $928.7 million, and primarily related to proceeds from the sale of our discontinued Capital Services Operations of $645.5 million, net of cash sold (see Note 5 within Item 8 for further discussion), net inflows from advances of $235.9 million to our venture partners by our proportionately consolidated ventures (see Notes 8 and 9 within Item 8 for further discussion), and insurance proceeds of $99.0 million received as a result of damage to a fabrication facility during Hurricane Harvey, partly offset by capital expenditures of $46.2 million and other investments of $14.9 million.
Financing Activities—During 2017, net cash used in financing activities was $257.3 million, and primarily related to repayments on our long-term debt of $632.8 million, net advances from our equity method and proportionately consolidated ventures of $229.2 million (see Notes 8 and 9 within Item 8 for further discussion), capitalized debt issuance costs of $44.1 million associated with amendments to our Senior Facilities (see Note 11 within Item 8 for further discussion), distributions to our noncontrolling interest partners of $29.9 million, dividends paid to our shareholders of $14.1 million, and stock-based compensation-related withholding taxes on taxable share distributions totaling $13.5 million (0.6 million shares at an average price of $24.53 per share). These cash outflows were partly offset by net revolving facility and other short-term borrowings of $694.7 million and cash proceeds from the issuance of shares associated with our stock plans of $11.7 million.
Effect of Exchange Rate Changes on Cash and Cash Equivalents—During 2017, our cash and cash equivalents balance increased by $87.4 million due to the impact of changes in functional currency exchange rates against the U.S. Dollar for non-U.S. Dollar cash balances, primarily for net changes in the Australian Dollar, British Pound and Euro exchange rates. The net unrealized gain on our cash and cash equivalents resulting from these exchange rate movements is reflected in the cumulative translation adjustment component of other comprehensive income (loss) (“OCI”). Our cash and cash equivalents held in non-U.S. Dollar currencies are used primarily for project-related and other operating expenditures in those currencies, and therefore, our exposure to realized exchange gains and losses is not anticipated to be material.

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
Committed Facilities—We have a five-year, $1.15 billion, committed revolving credit facility (the “Revolving Facility”) with Bank of America N.A. (“BofA”), as administrative agent, and BNP Paribas Securities Corp., BBVA Compass, Credit Agricole Corporate and Investment Bank (“Credit Agricole”) and TD Securities, each as syndication agents, which expires in October 2018. The Revolving Facility has a $100.0 million total letter of credit sublimit. At December 31, 2017, we had $683.2 million and $52.1 million of outstanding borrowings and letters of credit, respectively, under the facility, providing $414.7 million of available capacity, of which $47.9 million was available for letters of credit based on our total letter of credit sublimit.
We also have a five-year, $800.0 million, committed revolving credit facility (the “Second Revolving Facility”) with BofA, as administrative agent, and BNP Paribas Securities Corp., BBVA Compass, Credit Agricole and Bank of Tokyo Mitsubishi UFJ, each as syndication agents, which expires in July 2020. The Second Revolving Facility has a $100.0 million total letter of credit sublimit. At December 31, 2017, we had $418.9 million of outstanding borrowings and $91.9 million of outstanding letters of credit under the facility (including $2.7 million of financial letters of credit), providing $289.1 million of available capacity, of which $8.1 million was available for letters of credit based on our total letter of credit sublimit.
Maximum outstanding borrowings under our Revolving Facility and Second Revolving Facility (together, “Committed Facilities”) during 2017 were approximately $1.7 billion. We are assessed quarterly commitment fees on the unutilized portion of the facilities as well as letter of credit fees on outstanding letters of credit. Interest on borrowings is assessed at either prime plus 4.00% or LIBOR plus 5.00%. In addition, fees for financial and performance letters of credit are 5.00% and 3.50%, respectively. During 2017, our weighted average interest rate on borrowings under the Revolving Facility and Second Revolving Facility was approximately 4.78% and 6.00%, respectively, inclusive of the applicable floating margin. As a result of the December 18, 2017 amendment described below, our debt obligations under the Committed Facilities are required to be repaid in connection with the consummation of the Combination. The Committed Facilities have financial and restrictive covenants described further below.
Uncommitted Facilities—We also have various short-term, uncommitted letter of credit facilities (the “Uncommitted Facilities”) across several geographic regions, under which we had $1.5 billion of outstanding letters of credit at December 31, 2017.
Term Loans—On February 13, 2017, we paid the remaining $300.0 million of principal on our four-year, $1.0 billion unsecured term loan (the “Term Loan”) with BofA as administrative agent. Interest was based on LIBOR plus an applicable floating margin for the period (0.98% and 2.25%, respectively). In conjunction with the repayment of the Term Loan, we also settled our associated interest rate swap that hedged against a portion of the Term Loan, which resulted in a weighted average interest rate of approximately 2.60% during 2017 for the duration of the Term Loan.
At December 31, 2017, we had $440.7 million outstanding under a five-year, $500.0 million term loan (the “Second Term Loan”) with BofA as administrative agent. Interest and principal under the Second Term Loan is payable quarterly in arrears, and interest is assessed at either prime plus 4.00% or LIBOR plus 5.00%. During 2017, our weighted average interest rate on the Second Term Loan was approximately 4.42%, inclusive of the applicable floating margin. Future annual maturities for the Second Term Loan are $75.0 million, $75.0 million, and $290.7 million for 2018, 2019 and 2020, respectively. As a result of the December 18, 2017 amendment described below, our debt obligations under the Second Term Loan are required to be repaid in connection with the consummation of the Combination. The Second Term Loan has financial and restrictive covenants described further below.
Senior Notes—We have a series of senior notes totaling $584.6 million in aggregate principal amount outstanding at December 31, 2017 (the “Senior Notes”). The Senior Notes include Series A through D and contained the following terms at December 31, 2017:

•	Series A—Interest due semi-annually at a fixed rate of 9.15%, with principal of $104.7 million due in August 2018 (as a result of the December 18, 2017 amendment described below)

•	Series B—Interest due semi-annually at a fixed rate of 7.57%, with principal of $165.8 million due in December 2019

•	Series C—Interest due semi-annually at a fixed rate of 8.15%, with principal of $195.2 million due in December 2022

•	Series D—Interest due semi-annually at a fixed rate of 8.30%, with principal of $118.9 million due in December 2024

The principal balances above reflect the use of $211.8 million of the proceeds from the sale of our Capital Services Operations to repay a portion of each series of senior notes during 2017 in the following amounts: Series A - $44.6 million, Series B - $58.2 million, Series C - $78.5 million and Series D - $30.5 million. As a result of the December 18, 2017 amendment described below, our debt obligations under the Senior Notes are required to be repaid in connection with the consummation of the Combination.
We also have senior notes totaling $141.9 million in aggregate principal amount outstanding as of December 31, 2017 (the “Second Senior Notes”) with BofA as administrative agent. Interest is payable semi-annually at a fixed rate of 7.53%, with principal of $141.9 million due in July 2025. The principal balance reflects the use of $57.1 million of the proceeds from the sale of the Capital Services Operations to repay a portion of the Second Senior Notes. As a result of the December 18, 2017 amendment described below, our debt obligations under the Second Senior Notes are required to be repaid in connection with the consummation of the Combination.
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
Compliance and Other—As a result of noncompliance with certain financial covenants, on February 24, 2017, May 8, 2017 and August 9, 2017, we entered into amendments for our Revolving Facility, Second Revolving Facility, and Second Term Loan (collectively, the “Bank Facilities”) and Notes (collectively, with the Bank Facilities, the “Senior Facilities”). The amendments adjusted certain original and amended financial and restrictive covenants, introduced new financial and restrictive covenants, and waived noncompliance with certain covenants and other defaults and events of default. The amendments:

•
Required us to secure the Senior Facilities through the pledge of cash, accounts receivable, inventory, fixed assets, certain real property, and stock of subsidiaries, which was in the process of being completed as of December 31, 2017, and will result in substantially all of our assets, subject to customary exceptions, being pledged as collateral for our Senior Facilities.

•
Required us to repay portions of the Senior Facilities with all of the net proceeds from the sale of our Capital Services Operations (which occurred on June 30, 2017), the issuance of any unsecured debt that is subordinate (“Subordinated Debt”) to the Senior Facilities, the issuance of any equity securities, or the sale of any assets.

•	Replaced the previous financial letter of credit sublimits for our Revolving Facility and Second Revolving Facility with a $100.0 million letter of credit sublimit for each.

•	Prohibited mergers and acquisitions, open-market share repurchases and dividend payments and certain inter-company transactions.

•	Adjusted the interest rates on our Senior Facilities.

•
Required us to execute on our plan to market and sell our Technology Operations by December 27, 2017 (the “Technology Sale”), with an extension of up to 60 days at the discretion of the holders of a majority of the outstanding Notes and at the discretion of the administrative agents of the Bank Facilities.

•
Required us to maintain a minimum aggregate availability under our Committed Facilities, including borrowings and letters of credit, of $150.0 million at all times from the date of the applicable amendment through the date of the Technology Sale, and $250.0 million thereafter (“Minimum Availability”). Our amendments required the proceeds from the Technology Sale be used to repay our Senior Facilities (“Mandatory Repayment Amount”). Further, our aggregate capacity under the Committed Facilities would be reduced by seventy percent (70%) of the portion of the Mandatory Repayment Amount allocable to the Committed Facilities, upon closing the Technology Sale and certain other mandatory prepayment events.

•
Required minimum levels of trailing 12-month earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined by the amendments, as follows: $500.0 million at September 30, 2017; $550.0 million at December 31, 2017; $500.0 million at March 31, 2018; $450.0 million at June 30, 2018 and September 30, 2018; and $425.0 million at December 31, 2018 and thereafter (“Minimum EBITDA”). Trailing 12-month EBITDA for purposes of determining compliance with the Minimum EBITDA covenant is adjusted to exclude: an agreed amount attributable to restructuring or integration charges during the third and fourth quarters of 2017; an agreed amount attributable to previous charges on certain projects which occurred during the first and second quarters of 2017; and an agreed amount for potential future charges for the same projects if they were to be incurred during the third and fourth quarters of 2017 (collectively, the “EBITDA Addbacks”).

•
Provided for an amended maximum leverage ratio and minimum fixed charge ratio of 1.75 (“Maximum Leverage Ratio”) and new minimum fixed charge coverage ratio of 2.25 (“Minimum Fixed Charge Coverage Ratio”), which were temporarily suspended and would resume as of March 31, 2018. Trailing 12-month EBITDA for purposes of determining compliance with the Maximum Leverage Ratio and consolidated net income for purposes of determining compliance with the Minimum Fixed Charge Coverage Ratio would be adjusted for the EBITDA Addbacks.

•
Limited the amount of certain of our funded indebtedness to $3.0 billion prior to the Technology Sale and $2.9 billion thereafter, in each case, subject to reduction pursuant to scheduled repayments and mandatory prepayments thereof (but, with respect to the Committed Facilities, only to the extent the commitments have been reduced by such prepayments) made by us after August 9, 2017.

As discussed above, our amended covenants following the August 9, 2017 amendment required, among other things, the completion of our plan to sell the Technology Operations and utilization of the proceeds to repay our Senior Facilities. In connection with the decision to pursue the Combination, we further amended our Senior Facilities on December 18, 2017 (the “Effective Date”). The amendments:

•
Waive any noncompliance with the Maximum Leverage Ratio or Minimum Fixed Charge Coverage Ratio beginning on the Effective Date and ending on the earlier of (i) June 18, 2018 or (ii) the occurrence of certain Combination termination events (the “Covenant Relief Period”).

•	Extend the maturity of the Series A Senior Notes, from December 27, 2017 to August 31, 2018 and increase the interest rates on the Series A Senior Notes.

•	Reduce the Minimum Availability threshold for the Committed Facilities from $150.0 million to $50.0 million during the Covenant Relief Period.

•
Adjust the required minimum levels of trailing 12-month EBITDA as follows: $550.0 million at December 31, 2017, $500.0 million at March 31, 2018, $500.0 million at June 30, 2018, $550.0 million at September 30, 2018, and $575.0 million at December 31, 2018 and each quarter thereafter.

•
For the duration of the Covenant Relief Period, increase the amount of certain of our funded indebtedness from $3.0 billion to $3.1 billion less the aggregate amount of all scheduled repayments and mandatory prepayments of such funded indebtedness made after the August 9, 2017 amendment date.

•
Suspend the requirement to consummate the Technology Sale and require the completion of the Combination by June 18, 2018 (the “Combination Closing Deadline”), subject to earlier milestones including: (i) filing of a joint proxy statement/prospectus (“Form S-4”) by February 15, 2018, (ii) filing of a solicitation/recommendation statement on Schedule 14D-9 as promptly as reasonably practicable following (but in any event by no later than 10 business days after) the commencement of the exchange offer related to the Combination, and (iii) duly calling and giving notice of a meeting of the Company’s shareholders as promptly as reasonably practicable after the Form S-4 is declared effective under the Securities Act of 1933, as amended (but in any event by no later than May 18, 2018) (collectively, the “Combination Milestones”).

•
Provide for the mandatory repayment of the outstanding debt under the Senior Facilities on the day of the closing of the Combination, which in the case of the Notes, is to be at the price of the make-whole amount as modified by the amendments. During 2017, we accrued approximately $35.0 million within interest expense related to the anticipated modified make-whole payment.

•
Provide for certain events of default in respect of the Combination, including: (i) termination of documentation related to the Combination, (ii) failure of the applicable proposals related to the Combination to be brought for a vote by the shareholders of the Company or McDermott, (iii) the failure of the shareholders of either McDermott or the Company to approve the applicable proposals related to the Combination at their respective shareholder meetings, subject to a seven day grace period, (iv) the supervisory board of directors of the Company changing its recommendation to the Company’s shareholders in respect of the Combination, or (v) the failure of certain financing commitments in respect of the Combination, subject to customary minimum thresholds.

•
Provide for certain other information and modified reporting rights, modifications to mandatory prepayment requirements, and consent rights of the holders of the outstanding Notes and administrative agents of the Bank Facilities as more fully set forth in the amendments.

At December 31, 2017, we were in compliance with our amended restrictive and financial covenants, with a trailing 12-month EBITDA of $656.2 million, and aggregate availability under our Committed Facilities of at least $200.0 million at all times from August 9, 2017 through December 17, 2017, and at least $221.1 million at all times from December 18, 2017 through December 31, 2017. Based on our forecasted EBITDA and cash flows, we project future compliance with our financial covenants through the Combination Closing Deadline. Further, we believe we will successfully achieve the various Combination Milestones required by our December 18, 2017 amendments, and believe it is probable we will complete the Combination by the Combination Closing Deadline. Although we do not project future loan compliance violations, due to the requirement for our debt obligations to be repaid in connection with the Combination, debt of approximately $982.0 million, which by its terms is due beyond one year and would otherwise be shown as long-term, has been classified as current.
Prior to the Combination Agreement, our plan to maintain compliance with our covenants, satisfy our debt obligations, and continue as a going concern included the Technology Sale. However, our current plan is to complete the aforementioned Combination, with no further financing alternatives beyond the Combination. Absent this plan, we would be unable to satisfy our debt obligations, raising substantial doubt regarding our ability to continue as a going concern; however, the Combination alleviates the substantial doubt.
The consummation of the Combination is subject to customary closing conditions, including but not limited to: receipt of required regulatory approvals; approval of certain proposals by the shareholders of the Company and the stockholders of McDermott; the availability of the transaction-related financing; the accuracy of representations and warranties of McDermott and the Company (including the absence of a material adverse effect with respect to each of McDermott’s and the Company’s respective businesses); and each party’s compliance with their covenants, subject to materiality qualifiers. We may be unable to satisfy the conditions to closing of the Combination, within the required timeframe or at all. In addition, our ability to consummate the Combination and generate cash flows from operations, access funding under our Committed and Uncommitted Facilities, and comply with our financial and other covenants through the Combination Closing Deadline, may also be impacted by a variety of business, economic, legislative, financial and other factors which may be outside of our control, including, but not limited to: the delay or cancellation of projects; decreased profitability on our projects; decreased cash flows on our projects due to the timing of receipts and required payments of liabilities and funding of our loss projects; the timing of approval or settlement of unapproved change orders and claims; changes in foreign currency exchange or interest rates; performance of pension plan assets; changes in actuarial assumptions; the inability to obtain required regulatory approvals on acceptable terms and within the required timeframe; the failure of the shareholders of either the Company or McDermott to approve their respective merger-related proposals; or conditions to closing of the Combination due to negative developments in the Company’s business or otherwise. Further, we could be impacted if our customers experience a material change in their ability to pay us or if the banks associated with our lending facilities were to cease or reduce operations, or if there is a full or partial break-up of the EU or its currency, the Euro. If we were unable to maintain compliance with our covenants or timely consummate the Combination our debt would become immediately due, which would require further amendments from the administrative agents for our Bank Facilities and holders of a majority of the outstanding Notes (collectively, “Lender(s)”). In addition, we would be required to renew or replace the capacity under our Revolving Facility (which expires in October 2018) and Second Revolving Facility, obtain relief from payment of our Series A Notes (which are due in August 2018), and initiate revised plans to maintain compliance with any amended covenants and to ensure sufficient liquidity, all of which would require Lender approval. There can be no assurances that our Lenders will provide us with any necessary waivers or amendments if we were unable to maintain compliance with our financial or other covenants or complete the Combination.
In addition to the above, our Uncommitted Facilities share pari passu in the liens securing the Senior Facilities subject to a cap of $500.0 million. There can be no assurance that these outstanding letters of credit will be renewed on their scheduled annual renewal dates or that new letters of credit can be sourced from our Uncommitted Facilities. In addition, there can be no assurance that we will have sufficient capacity under our Senior Facilities for replacement of such letters of credit or new letters of credit, if required.
In addition to providing letters of credit, we also issue surety bonds in the ordinary course of business to support our contract performance. At December 31, 2017, we had $344.0 million of outstanding surety bonds in support of our projects. In addition, we had $411.4 million of surety bonds maintained on behalf of our former Capital Services Operations, for which we have received an indemnity from CSVC. We also continue to maintain guarantees on behalf of our former Capital Services Operations in support of approximately $76.8 million of backlog, for which we have also received an indemnity.
See “Item 1A. Risk Factors” within Part II.

Other
Contractual Obligations—At December 31, 2017, our contractual obligations were as follows:

	Payments Due by Period
(In thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Senior Notes (1)	$628,418	$628,418	$—	$—	$—
Second Senior Notes (2)	155,363	155,363	—	—	—
Second Term Loan (3)	455,527	455,527	—	—	—
Operating leases	235,441	55,633	74,395	47,204	58,209
Information technology (“IT”) obligations (4)	35,495	27,204	6,158	2,133	—
Self-insurance obligations (5)	21,034	21,034	—	—	—
Pension funding obligations (6)	18,242	18,242	—	—	—
Postretirement benefit funding obligations (6)	2,357	2,357	—	—	—
Purchase obligations (7)	—	—	—	—	—
Unrecognized tax benefits (8)	—	—	—	—	—
Total contractual obligations	$1,551,877	$1,363,778	$80,553	$49,337	$58,209

(1)
Includes interest accruing on our outstanding $584.6 million Senior Notes at a weighted average fixed rate of 8.20%, and the anticipated modified make-whole payment that is required as a result of early repayment of the Senior Notes in connection with the Combination.

(2)
Includes interest accruing on our outstanding $141.9 million Second Senior Notes at a fixed rate of 7.53%, and the anticipated modified make-whole payment that is required as a result of early repayment of the Second Senior Notes in connection with the Combination.

(3)	Includes interest accruing on our outstanding $440.7 million Second Term Loan at a rate of 7.07%.

(4)	Represents commitments for IT technical support and software maintenance contracts.

(5)	Represents expected 2018 payments associated with our self-insurance programs. Payments beyond one year have not been included as amounts are not determinable.

(6)	Represents expected 2018 contributions to fund our defined benefit pension and other postretirement plans. Contributions beyond one year have not been included as amounts are not determinable.

(7)
In the ordinary course of business, we enter into commitments (which are expected to be recovered from our customers) for the purchase of materials and supplies on our projects. We do not enter into long-term purchase commitments on a speculative basis for fixed or minimum quantities.

(8)	Payments for income tax reserves of $16.3 million are not included as the timing of specific tax payments is not determinable.
Other—Although we currently have uncommitted bonding facilities, a termination or reduction of these bonding facilities could result in the utilization of letters of credit in lieu of performance bonds, thereby reducing the available capacity under the Committed Facilities. Although we do not anticipate a reduction or termination of our bonding facilities, there can be no assurance that such facilities will continue to be available at reasonable terms to meet our ordinary course requirements.
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
We are a defendant in a number of lawsuits arising in the normal course of business and we have in place insurance coverage that we believe is appropriate for the type of work that we perform. As a matter of practice, we review our litigation accrual quarterly and as further information is known on pending cases, increases or decreases, as appropriate, may be recorded. See Note 14 within Item 8 for a discussion of pending litigation.

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
CRITICAL ACCOUNTING ESTIMATES
The discussion and analysis of our financial condition and results of operations are based on our Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We continually evaluate our estimates based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Our management has discussed the development and selection of our critical accounting estimates with the Audit Committee of our Supervisory Board. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Financial Statements.
Revenue Recognition
Our revenue is primarily derived from long-term contracts and is generally recognized using the percentage of completion (“POC”) method, primarily based on the percentage that actual costs-to-date bear to total estimated costs to complete each contract. We follow the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Revenue Recognition Topic 605-35 for accounting policies relating to our use of the POC method, estimating costs, and revenue recognition, including the recognition of incentive fees, unapproved change orders and claims, and combining and segmenting contracts. We primarily utilize the cost-to-cost approach to estimate POC as we believe this method is less subjective than relying on assessments of physical progress. Under the cost-to-cost approach, the use of estimated costs to complete each contract is a significant variable in the process of determining recognized revenue and is a significant factor in the accounting for contracts. Significant estimates that impact the cost to complete each contract are costs of engineering, materials, components, equipment, labor and subcontracts; labor productivity; schedule durations, including subcontractor or supplier progress; liquidated damages; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts in progress. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates, which could result in material changes to our Financial Statements and related disclosures. See Note 18 within Item 8 for discussion of projects with significant changes in estimated margins during 2017, 2016 and 2015.
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
Goodwill
At December 31, 2017, our goodwill balance was $2.8 billion. Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually at a reporting unit level, absent any indicators of impairment or when other actions require an impairment assessment (such as a change in reporting units). We perform our annual impairment assessment during the fourth quarter of each year based on balances as of October 1.
Reporting Units—Prior to the recognition of our Capital Services Operations as a discontinued operation, we had the following five reporting units within our four operating groups, which represented our reportable segments:

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
During the first quarter 2017, we classified our Capital Services Operations as a discontinued operation (discussed in Note 5 within Item 8). Our Capital Services Operations were sold on June 30, 2017, and were primarily comprised of our former Capital Services operating group, which included the aforementioned Facilities & Plant Services and Federal Services reporting units.
During the third quarter 2017, we classified our Technology Operations as a discontinued operation (discussed in Note 2 within Item 8). Our Technology Operations are primarily comprised of our Technology operating group and reporting unit and our Engineered Products Operations, representing a portion of our Fabrication Services operating group and reporting unit. As a result of the classification of our Technology reporting unit as a part of our Technology Operations within discontinued operations, all of its goodwill (approximately $297.0 million) was allocated to our Technology Operations. Further, as a result of the classification of our Engineered Products Operations as part of our Technology Operations within discontinued operations, we allocated a portion of the Fabrication Services reporting unit’s goodwill (approximately $200.0 million) to our Technology Operations. The allocation was based on the relative fair values of the Engineered Products Operations and remaining Fabrication Services reporting unit after removal of the Engineered Products Operations. The fair value of the Engineered Products Operations was determined on a basis consistent with the basis used for our annual impairment assessment (discussed in Note 2 within Item 8) and gave consideration to a market indicator of fair value for the Technology Operations. The fair value of the remaining Fabrication Services reporting unit was also determined on a basis consistent with the basis used for our annual impairment assessment. As a result of the aforementioned, at October 1, 2017 (the date of our annual assessment), we had the following two reporting units within our two operating groups:

•	Engineering & Construction—Our Engineering & Construction operating group represented a reporting unit.

•	Fabrication Services—Our Fabrication Services operating group (excluding Engineered Products) represented a reporting unit.

However, as a result of the Combination (discussed in Note 2 within Item 8), during the fourth quarter 2017 we reclassified our Technology Operations as a continuing operation. Further, our Engineered Products Operations were reclassified to our Fabrication Services operating group (consistent with our previous segment reporting) and became a separate reporting unit within our Fabrication Services operating group. The remaining portion of the Technology Operations became a separate operating group (consistent with our previous segment reporting) and reporting unit. Because the Technology Operations were not operationally combined while presented as a discontinued operation, the goodwill allocated to the Engineered Products reporting unit and Technology reporting unit, when reclassified to continuing operations, represented the original goodwill amounts allocated during the third quarter 2017 (discussed above). As a result of the aforementioned, at December 31, 2017, we had the following four reporting units within our three operating groups:

•	Engineering & Construction—Our Engineering & Construction operating group represented a reporting unit.

•	Fabrication Services—Our Fabrication Services operating group included two reporting units: Engineered Products and Fabrication Services (excluding Engineered Products).

•	Technology—Our Technology operating group represented a reporting unit.
Interim Impairment Assessment—During the second quarter 2017, we experienced a decline in our market capitalization and incurred charges on certain projects (discussed in Note 18 within Item 8) within our Engineering & Construction reporting unit that resulted in a net loss for the three and six months ended June 30, 2017. We believed these events and circumstances were indicators that goodwill of our Engineering & Construction reporting unit was potentially impaired. Accordingly, we performed a quantitative assessment of goodwill for our Engineering & Construction reporting unit as of June 30, 2017. Based on this quantitative assessment, the fair value of the Engineering & Construction reporting unit continued to substantially exceed its net book value, and accordingly, no impairment charge was necessary as a result of our interim impairment assessment. There were no additional indicators of impairment during 2017. If we were to experience an additional decline in our market capitalization, or a prolonged market capitalization at our current levels, it could indicate that the goodwill of one or more of our reporting units is impaired, and require additional interim quantitative impairment assessments.
Annual Impairment Assessment—As part of our annual goodwill impairment assessment during the fourth quarter 2017, we performed a quantitative assessment of goodwill for our Engineering & Construction reporting unit and Fabrication Services reporting unit (excluding Engineered Products) as of October 1, 2017. Based on these quantitative assessments, the fair value of the reporting units each substantially exceeded (in excess of 50%) their respective net book values, and accordingly, no impairment charge was necessary as a result of our impairment assessments. In addition, in connection with the fourth quarter reclassification of our Technology Operations as a continuing operation and related change in reporting units, we performed a quantitative assessment of goodwill for our Engineered Products reporting unit and Technology reporting unit. Based on these quantitative assessments, the fair value of the reporting units substantially exceeded (in excess of 100%) their respective net book values, and accordingly, no impairment charge was necessary as a result of our impairment assessments. If, based on future assessments our goodwill is deemed to be impaired, the impairment would result in a charge to earnings in the period of impairment. There can be no assurance that future goodwill impairment tests will not result in charges to earnings.
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
The discounted cash flow analysis for our reporting units tested during the fourth quarter 2017 included forecasted cash flows for the fourth quarter 2017 and a seven-year forecast period (2018 through 2024), with our 2018 business plan used as the basis for our 2018 projections. The discounted cash flow analysis for our reporting unit tested during the second quarter 2017 included forecasted cash flows for the third and fourth quarters of 2017 and a seven-year forecast period thereafter (2018 through 2024). These forecasted cash flows took into consideration historical and recent results, the reporting unit’s backlog and near term prospects, and management’s outlook for the future. A terminal value was also calculated using a terminal value growth assumption to derive the annual cash flows after the discrete forecast period. A reporting unit specific discount rate was applied to the forecasted cash flows and terminal cash flows to determine the discounted future cash flows, or fair value, of each reporting unit.
See Note 7 within Item 8 for further discussion regarding goodwill.

Other Long-Lived Assets
We amortize our finite-lived intangible assets on a straight-line basis with lives ranging from 6 to 20 years, absent any indicators of impairment. We review tangible assets and finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, the estimated future cash flow associated with the asset or asset group will be compared to their respective carrying amounts to determine if an impairment exists. See Note 7 within Item 8 for further discussion of our intangible assets.
During 2017, we recorded impairment charges of approximately $17.4 million within restructuring related costs for fabrication facilities within our Fabrication Services operating group that are being sold as a result of our publicly announced cost reduction, facility rationalization and strategic initiatives. The impairments were based on the estimated fair values of the respective facilities based on market indicators of fair value. These facilities are anticipated to be sold within the next year and were classified as held-for-sale during the fourth quarter 2017. The carrying value of these facilities within assets-held-for sale on our Balance Sheet totaled approximately $11.6 million at December 31, 2017. See Note 10 within Item 8 for further discussion of our restructuring charges.
Income Taxes
Deferred Tax Realization Assessments—Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis using currently enacted income tax rates for the years in which the differences are expected to reverse. A valuation allowance is provided to offset any net deferred tax assets (“DTA(s)”) if, based on the available evidence, it is more likely than not that some or all of the DTAs will not be realized. The realization of our net DTAs depends upon our ability to generate sufficient future taxable income of the appropriate character and in the appropriate jurisdictions.
At December 31, 2017 we had total DTAs of $1.1 billion (including U.S. DTAs of $878.9 million after the impacts of the the Tax Cuts and Jobs Act) and at December 31, 2016 we had total DTAs of $1.2 billion (including U.S. DTAs of $1.1 billion). On a periodic and ongoing basis we evaluate our DTAs (including our net operating loss (“NOL”) DTAs) and assess the appropriateness of our valuation allowances (“VA”s). In assessing the need for a VA, we consider both positive and negative evidence related to the likelihood of realization of the DTAs. If, based on the weight of available evidence, our assessment indicates that it is more likely than not that a DTA will not be realized, we record a VA. Our assessments include, among other things, the amount of taxable temporary differences that will result in future taxable income, the value and quality of our backlog, evaluations of existing and anticipated market conditions, analysis of recent and historical operating results (including cumulative losses over multiple periods) and projections of future results, strategic plans and alternatives for associated operations, as well as asset expiration dates, where applicable. If the factors upon which we based our assessment of realizability of our DTAs differ materially from our expectations, including future operating results being lower than our current estimates, our future assessments could be impacted and result in an increase in VA and increase in tax expense.
Year End 2016 Assessment
During 2015 and 2016, we incurred losses primarily resulting from goodwill impairment and other charges incurred as a result of the sale of our Nuclear Construction business on December 31, 2015 (discussed in Note 4 within Item 8) and the anticipated sale of our Capital Services Operations, which occurred on June 30, 2017 (discussed in Note 5 within Item 8). As a result of such losses, we had a cumulative U.S. loss for the three years ended December 31, 2016 (representing our recent results as of December 31, 2016). Accordingly, in assessing the positive and negative evidence related to the likelihood of utilizing our significant U.S. DTAs (including our U.S. NOL DTAs), we gave consideration to multiple factors, including the following positive evidence:

•
The operations that resulted in such losses were either sold as of December 31, 2016 or contemplated for sale as of the filing of our 2016 Form 10-K. Specifically, absent the charges related to the exited businesses (including non-deductible goodwill charges), our cumulative U.S. income for the three years ended December 31, 2016 was approximately $1.1 billion;

•
We had a history of U.S. income prior to incurring the losses during 2015 and 2016. Specifically, our cumulative U.S. income for the ten year period ended December 31, 2014 was approximately $1.5 billion;

•	In spite of such U.S. losses during 2015 and 2016, we were not in a cumulative loss position for the three years ended December 31, 2016 on a consolidated basis; and

•
Our projections of U.S. income, inclusive of the reversal of taxable temporary differences, indicated we would realize our U.S. NOL DTAs over ten years prior to their expiration in 2035. Our projections of U.S. income were supported by a significant U.S. backlog of approximately $9.3 billion at December 31, 2016, and a strong forecasted U.S. market for our EPC and technology products and services.

Based on the aforementioned, we believed the positive evidence outweighed the negative evidence and concluded it was more likely than not that we would utilize our U.S. DTAs, as of December 31, 2016.
Interim 2017 Assessment
During the first half of 2017 and the third quarter 2017, we incurred additional U.S. losses due to charges on certain projects (discussed in Note 18 within Item 8). As a result of such losses, we were projecting a cumulative loss in the U.S., and on a consolidated basis, for the three years ending December 31, 2017. Accordingly, in assessing the positive and negative evidence related to the likelihood of utilizing the U.S. DTAs, we again gave consideration to multiple factors, including the following positive evidence:

•	The aforementioned history of U.S. income and the fact that we had exited the businesses that resulted in the losses for 2015 and 2016;

•
In July 2017, we initiated steps to market and sell our Technology Operations (discussed in Note 2 within Item 8) and classified the Technology Operations as a discontinued operation during the third quarter 2017. We anticipated that proceeds from the transaction would result in a significant U.S. taxable gain that would be realized during the fourth quarter 2017 or prior to filing our 2017 Form 10-K. Including the anticipated taxable gain, we projected we would not have a cumulative loss on a consolidated basis for the three years ending December 31, 2017. Further, including the anticipated taxable gain and excluding the non-deductible goodwill charges, we projected we would not have a cumulative loss in the U.S. for the three years ending December 31, 2017; and

•
The aforementioned taxable gain would result in the accelerated realization of a significant portion of our U.S. NOL DTAs. Further, our projections of U.S. income, inclusive of the reversal of taxable temporary differences, indicated we would continue to realize the remaining U.S. NOL DTAs over ten years prior to their expiration in 2035.

Based on the aforementioned, during the first half of 2017 and the third quarter 2017, we believed the positive evidence continued to outweigh the negative evidence and concluded that it was still more likely than not that we would utilize our U.S. DTAs, as of June 30, 2017 and September 30, 2017.
Year End 2017 Assessment
During the fourth quarter 2017, we incurred additional U.S. losses primarily due to charges on certain projects (discussed in Note 18 within Item 8). Further, we entered into the Combination Agreement (discussed in Note 2 within Item 8) and suspended our plan to sell our Technology Operations. As a result, the gain from the Technology Sale was not realized during 2017. Because the gain from the Technology Sale was not realized, and due to the additional losses, we had a cumulative U.S. and consolidated loss for the three years ended December 31, 2017 (representing our recent results as of December 31, 2017). Accordingly, in assessing the positive and negative evidence related to the likelihood of utilizing the U.S. DTAs, we again gave consideration to multiple factors, including the following positive evidence:

•
The Combination, which we anticipate will close in the second quarter 2018, will result in the sale of our Technology Operations to McDermott in advance of the consummation of the transaction (“Combination Technology Sale”), which will result in a significant U.S. taxable gain similar to the gain anticipated in connection with the original Technology Sale.

•
Our projections of U.S. income, inclusive of the reversal of taxable temporary differences and the anticipated gain resulting from the Combination, indicate we will continue to realize the remaining U.S. NOL DTAs prior to their expiration in 2037.

Although we believe it is probable we will complete the Combination and realize the aforementioned gain, certain factors required to complete the transaction are beyond our control, and as of December 31, 2017, we are unable to consider the anticipated gain from the Combination Technology Sale as positive evidence in connection with our assessment of the realizability of our U.S. NOL DTAs, or our remaining U.S. and non-U.S. DTAs. As a result, and due to the cumulative U.S. and consolidated losses for the three years ended December 31, 2017, we believe the negative evidence now outweighs the positive evidence with respect to our ability to utilize our U.S. NOL DTAs, and our remaining net U.S. and non-U.S. DTAs. We therefore concluded that it is no longer more likely than not that we will utilize our net DTAs as of December 31, 2017, and during the fourth quarter 2017 we recorded a VA of approximately $702.0 million against our U.S. NOL DTAs, and our remaining net U.S. and non-U.S. DTAs. As a result of the aforementioned and other VAs recorded during the first three quarters of 2017, we recorded total VAs during 2017 of approximately $750.8 million.
At December 31, 2017, excluding VAs we had Non-U.S. NOL DTAs of $67.1 million, representing Non-U.S. NOLs of $298.0 million (including $162.3 million in the U.K. and $135.7 million in other jurisdictions); U.S.-Federal NOLs DTAs of $376.3 million, representing U.S.-Federal NOLs of $1.8 billion; U.S.-State NOL DTAs of $225.2 million; and foreign and other tax credits of $72.2 million. Excluding NOLs having an indefinite carryforward, principally in the U.K., the Non-U.S. NOLs will expire from 2018 to 2037. Further, the U.S.-Federal NOLs will expire from 2033 to 2037 and the U.S.-State NOLs will expire from 2018 to 2037. The other credits will expire from 2021 to 2037.
Other Tax Assessments—Income tax and associated interest and penalty reserves, where applicable, are recorded in those instances where we consider it more likely than not that additional tax will be due in excess of amounts reflected in income tax returns filed worldwide, irrespective of whether or not we have received tax assessments. At December 31, 2017 and 2016, our reserves totaled approximately $16.3 million and $14.2 million, respectively. If these income tax reserves are ultimately unnecessary, approximately $13.1 million and $11.0 million, respectively, would benefit tax expense as we are contractually indemnified for the remaining balances. We continually review our exposure to additional income tax obligations and, as further information is known or events occur, changes in our tax and penalty reserves may be recorded within income tax expense and changes in interest reserves may be recorded in interest expense.
Insurance
We maintain insurance coverage for various aspects of our business and operations. However, we retain a portion of anticipated losses through the use of deductibles and self-insured retentions for our exposures related to third party liability and workers’ compensation. We regularly review estimates of reported and unreported claims through analysis of historical and projected trends, in conjunction with actuaries and other consultants, and provide for losses through insurance reserves. As claims develop and additional information becomes available, adjustments to loss reserves may be required. If actual results are not consistent with our assumptions, we may be exposed to gains or losses that could be material. A hypothetical ten percent change in our self-insurance reserves at December 31, 2017 would have impacted our pre-tax income by approximately $9.5 million for 2017.
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
Each venture is assessed at inception and on an ongoing basis as to whether it qualifies as a VIE under the consolidations guidance in ASC 810. A venture generally qualifies as a VIE when it (i) meets the definition of a legal entity, (ii) absorbs the operational risk of the projects being executed, creating a variable interest, and (iii) lacks sufficient capital investment from the partners, potentially resulting in the venture requiring additional subordinated financial support, if necessary, to finance its future activities.
If at any time a venture qualifies as a VIE, we perform a qualitative assessment to determine whether we are the primary beneficiary of the VIE and, therefore, need to consolidate the VIE. We are the primary beneficiary if we have (i) the power to direct the economically significant activities of the VIE and (ii) the right to receive benefits from, and obligation to absorb losses of, the VIE. If the venture is a VIE and we are the primary beneficiary, or we otherwise have the ability to control the venture, we consolidate the venture. If we determine that we are not the primary beneficiary of the VIE, or only have the ability to significantly influence, rather than control the venture, we do not consolidate the venture. We account for unconsolidated ventures using either (i) proportionate consolidation for both the Balance Sheet and Statement of Operations, when we meet the applicable accounting criteria to do so, or (ii) utilize the equity method. See Note 8 within Item 8 for additional discussion of our material partnering arrangements.
Financial Instruments
We do not engage in currency speculation; however, we utilize foreign currency exchange rate derivatives on an ongoing basis to hedge against certain foreign currency related operating exposures. We generally seek hedge accounting treatment for contracts used to hedge operating exposures and designate them as cash flow hedges. Therefore, gains and losses, exclusive of credit risk and forward points (which represent the time value component of the fair value of our derivative positions), are included in accumulated other comprehensive income (“AOCI”) until the associated underlying operating exposure impacts our earnings. Changes in the fair value of (i) credit risk and forward points, (ii) instruments deemed ineffective during the period, and (iii) instruments that we do not designate as cash flow hedges are recognized within cost of revenue.
See Note 12 within Item 8 for additional discussion of our financial instruments.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Risk—We are exposed to market risk associated with changes in foreign currency exchange rates, which may adversely affect our results of operations, financial condition and cash flows.
One form of exposure to fluctuating exchange rates relates to the effects of translating financial statements of entities with functional currencies other than the U.S. Dollar into our reporting currency. With respect to the translation of our balance sheet, net movements in the Australian Dollar, British Pound, and Euro exchange rates against the U.S. Dollar favorably impacted the cumulative translation adjustment component of AOCI by approximately $81.1 million, net of tax, and our cash balance was favorably impacted by approximately $87.4 million. We generally do not hedge our exposure to potential foreign currency translation adjustments.
Another form of exposure to fluctuating exchange rates relates to the effects of transacting in currencies other than those of our entity’s functional currencies. We do not engage in currency speculation; however, we utilize foreign currency exchange rate derivatives on an ongoing basis to hedge against certain foreign currency related operating exposures. We generally seek hedge accounting treatment for contracts used to hedge operating exposures and designate them as cash flow hedges. Therefore, gains and losses, exclusive of credit risk and forward points (which represent the time value component of the fair value of our derivative positions), are included in AOCI until the associated underlying operating exposure impacts our earnings. Changes in the fair value of (i) credit risk and forward points, (ii) instruments deemed ineffective during the period, and (iii) instruments that we do not designate as cash flow hedges are recognized within cost of revenue and were not material during 2017.
At December 31, 2017, the notional value of our outstanding forward contracts to hedge certain foreign currency exchange-related operating exposures was $204.1 million, including net foreign currency exchange rate exposure associated with the purchase of U.S. Dollars ($146.6 million), Russian Rubles ($30.3 million), Japanese Yen ($3.2 million), Kuwaiti Dinars ($2.5 million), Thai Baht ($0.1 million), and the sale of Euros ($21.4 million). The total fair value of these contracts was a net liability of approximately $2.6 million at December 31, 2017. The potential change in fair value for our outstanding contracts resulting from a hypothetical ten percent change in quoted foreign currency exchange rates would have been approximately $6.9 million and $6.3 million at December 31, 2017 and 2016, respectively. This potential change in fair value of our outstanding contracts would be offset by the change in fair value of the associated underlying operating exposures.
Other—The carrying values of our cash and cash equivalents (primarily consisting of bank deposits), accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. At December 31, 2017, the fair value of our Second Term Loan, based on current market rates for debt with similar credit risk and maturities, approximated its carrying values as interest is based upon LIBOR plus an applicable floating margin. At December 31, 2017, the fair values of our Senior Notes and Second Senior Notes, based on the current market rates for debt with similar credit risk and maturities, approximated the carrying values due to their classification as current on our Balance Sheet. At December 31, 2016, our Senior Notes and Second Senior Notes had a total fair value of approximately $785.7 million and $206.4 million, respectively, based on current market rates for debt with similar credit risk and maturities and were categorized within level 2 of the valuation hierarchy. See Note 12 within Item 8 for additional discussion of our financial instruments.

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
Based on our evaluation utilizing the COSO criteria, our principal executive officer and principal financial officer concluded our internal control over financial reporting was effective as of December 31, 2017. The conclusion of our principal executive officer and principal financial officer is based upon the recognition that there are inherent limitations in all systems of internal control, including the possibility of human error and the circumvention or overriding of controls. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Patrick K. Mullen	/s/ Michael S. Taff
Patrick K. Mullen	Michael S. Taff
President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer
February 20, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Supervisory Board and Shareholders of
Chicago Bridge & Iron Company N.V.
Opinion on Internal Control over Financial Reporting
We have audited Chicago Bridge & Iron Company N.V.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Chicago Bridge & Iron Company N.V. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Company and our report dated February 20, 2018, expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Houston, Texas
February 20, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Supervisory Board and Shareholders of
Chicago Bridge & Iron Company N.V.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Chicago Bridge & Iron Company N.V. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, cash flows, and changes in shareholders’ equity for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 20, 2018, expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2005.
Houston, Texas
February 20, 2018

CHICAGO BRIDGE & IRON COMPANY N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2017	2016	2015
	(In thousands, except per share data)
Revenue	$6,673,330	$8,599,649	$10,630,812
Cost of revenue	6,666,218	7,722,239	9,277,318
Gross profit	7,112	877,410	1,353,494
Selling and administrative expense	275,421	298,041	336,282
Intangibles amortization	25,841	25,839	37,665
Equity earnings	(48,397)	(24,570)	(14,777)
Goodwill impairment (Note 7)	—	—	453,100
Loss on net assets sold and intangible assets impairment (Note 4)	—	148,148	1,052,751
Restructuring related costs (Note 10)	114,525	—	—
Other operating (income) expense, net (Note 2)	(64,916)	2,411	3,060
(Loss) income from operations	(295,362)	427,541	(514,587)
Interest expense	(228,945)	(81,240)	(70,503)
Interest income	3,144	11,849	7,041
(Loss) income from operations before taxes	(521,163)	358,150	(578,049)
Income tax (expense) benefit	(798,935)	20,926	102,194
Net (loss) income from continuing operations	(1,320,098)	379,076	(475,855)
Net (loss) income from discontinued operations (Note 5)	(104,463)	(618,899)	45,894
Net loss	(1,424,561)	(239,823)	(429,961)
Less: Net income attributable to noncontrolling interests ($870, $2,187 and $2,511 related to discontinued operations)	(33,632)	(73,346)	(74,454)
Net loss attributable to CB&I	$(1,458,193)	$(313,169)	$(504,415)
Net (loss) income attributable to CB&I per share (Basic):
Continuing operations	$(13.40)	$2.99	$(5.13)
Discontinued operations	(1.04)	(6.04)	0.41
Total	$(14.44)	$(3.05)	$(4.72)
Net (loss) income attributable to CB&I per share (Diluted):
Continuing operations	$(13.40)	$2.97	$(5.13)
Discontinued operations	(1.04)	(5.99)	0.41
Total	$(14.44)	$(3.02)	$(4.72)
Cash dividends on shares:
Amount	$14,109	$28,733	$29,847
Per share	$0.14	$0.28	$0.28
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Net loss	$(1,424,561)	$(239,823)	$(429,961)
Other comprehensive (loss) income, net of tax:
Change in cumulative translation adjustment (net of tax of $0, ($3,884) and $960)	83,177	(55,966)	(76,893)
Change in unrealized fair value of cash flow hedges (net of tax of ($117), ($475) and ($678))	512	754	1,746
Change in unrecognized prior service pension credits/costs (net of tax of $68, $200 and $316)	(136)	(516)	(819)
Change in unrecognized actuarial pension gains/losses (net of tax of $1,253, $15,184 and ($17,445))	(2,396)	(46,533)	42,924
Other comprehensive loss from discontinued operations - change in cumulative translation adjustment (net of tax of $0, $0 and $0)	270	(131)	(1,235)
Comprehensive loss	(1,343,134)	(342,215)	(464,238)
Net income attributable to noncontrolling interests (net of tax of $0, $0 and ($124)); ($870, $2,187 and $2,511 related to discontinued operations, net of tax of $0, $0 and $0)	(33,632)	(73,346)	(74,454)
Change in cumulative translation adjustment attributable to noncontrolling interests (net of tax of $0, $0 and $0)	(2,319)	816	2,634
Comprehensive loss attributable to CB&I	$(1,379,085)	$(414,745)	$(536,058)
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(In thousands)
Assets
Cash and cash equivalents ($165,771 and $328,387 related to variable interest entities ("VIEs"))	$354,639	$490,679
Accounts receivable, net ($42,288 and $53,159 related to VIEs)	759,701	488,513
Inventory (Note 6)	101,573	190,102
Costs and estimated earnings in excess of billings ($42,997 and $26,186 related to VIEs) (Note 2)	315,744	410,749
Current assets of discontinued operations (Note 5)	—	414,732
Assets held for sale (Note 10)	17,845	—
Other current assets ($163,810 and $426,515 related to VIEs) (Note 9)	281,171	546,977
Total current assets	1,830,673	2,541,752
Equity investments (Note 8)	206,118	165,256
Property and equipment, net (Note 9)	418,531	505,944
Goodwill (Note 7)	2,836,582	2,813,803
Other intangibles, net (Note 7)	196,473	219,409
Deferred income taxes (Note 17)	—	730,108
Non-current assets of discontinued operations (Note 5)	—	462,144
Other non-current assets ($74,067 and $5,484 related to VIEs) (Note 9)	483,205	401,004
Total assets	$5,971,582	$7,839,420
Liabilities
Revolving facility and other short-term borrowings (Note 11)	$1,102,151	$407,500
Current maturities of long-term debt, net (Note 11)	1,160,291	503,910
Accounts payable ($348,872 and $337,089 related to VIEs)	971,735	964,548
Billings in excess of costs and estimated earnings ($130,484 and $407,325 related to VIEs) (Note 2)	1,275,441	1,395,349
Current liabilities of discontinued operations (Note 5)	—	247,469
Other current liabilities (Note 9)	752,294	1,017,473
Total current liabilities	5,261,912	4,536,249
Long-term debt, net (Note 11)	—	1,287,923
Deferred income taxes (Note 17)	63,771	7,307
Non-current liabilities of discontinued operations (Note 5)	—	5,388
Other non-current liabilities (Note 9)	427,535	441,216
Total liabilities	5,753,218	6,278,083
Commitments and contingencies (Note 14)	—	—
Shareholders’ Equity
Common stock, Euro .01 par value; shares authorized: 250,000; shares issued: 108,857 and 108,857; shares outstanding: 101,705 and 100,113	1,288	1,288
Additional paid-in capital	743,128	782,130
Retained (deficit) earnings	(101,696)	1,370,606
Treasury stock, at cost: 7,152 and 8,744 shares	(254,642)	(344,870)
Accumulated other comprehensive loss (Note 15)	(316,508)	(395,616)
Total CB&I shareholders’ equity	71,570	1,413,538
Noncontrolling interests (Note 8) ($0 and $6,874 related to discontinued operations)	146,794	147,799
Total shareholders’ equity	218,364	1,561,337
Total liabilities and shareholders’ equity	$5,971,582	$7,839,420
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Cash Flows from Operating Activities
Net loss	$(1,424,561)	$(239,823)	$(429,961)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	92,248	122,522	161,135
Amortization of debt issuance costs	46,721	5,130	6,377
Goodwill impairment	—	655,000	453,100
Loss on net assets sold and intangible assets impairment (net of cash paid for transaction costs of $13,075 for 2017)	51,742	148,148	1,040,751
Loss on net assets held for sale	17,397	—	—
Gain from insurance recoveries	(62,664)	—	—
Deferred income taxes	792,121	(86,881)	(146,453)
Stock-based compensation expense	52,930	39,611	57,506
Other operating expense, net (excluding gain from insurance recoveries)	1,624	2,339	2,619
Unrealized loss on foreign currency hedges	2,103	2,178	2,853
Excess tax benefits from stock-based compensation	—	(51)	(287)
Changes in operating assets and liabilities:
(Increase) decrease in receivables, net	(261,215)	603,558	(213,508)
Change in contracts in progress, net	(28,053)	(360,486)	(939,608)
Decrease (increase) in inventory	90,233	95,528	(6,091)
(Decrease) increase in accounts payable	(63,107)	(56,501)	105,856
Increase in other current and non-current assets	(35,998)	(232,075)	(36,224)
Decrease in other current and non-current liabilities	(103,372)	(40,512)	(151,458)
(Increase) decrease in equity investments	(29,782)	(14,932)	22,117
Change in other, net	(47,720)	11,705	15,062
Net cash (used in) provided by operating activities	(909,353)	654,458	(56,214)
Cash Flows from Investing Activities
Proceeds from sale of discontinued operation, net of cash sold	645,506	—	—
Capital expenditures	(46,168)	(52,462)	(78,852)
Advances with partners of proportionately consolidated ventures, net	235,946	(49,755)	(253,890)
Proceeds from sale of property and equipment	9,344	4,763	9,235
Proceeds from insurance recoveries	99,000	—	—
Other, net	(14,918)	(71,835)	(58,169)
Net cash provided by (used in) investing activities	928,710	(169,289)	(381,676)
Cash Flows from Financing Activities
Revolving facility and other short-term borrowing (repayments), net	694,651	(245,500)	488,259
Long-term borrowings	—	—	700,000
Advances with equity method and proportionately consolidated ventures, net	(229,225)	206,583	226,191
Repayments on long-term debt	(632,781)	(150,000)	(420,155)
Excess tax benefits from stock-based compensation	—	51	287
Purchase of treasury stock	(13,517)	(206,569)	(230,814)
Issuance of stock	11,743	16,329	20,164
Dividends paid	(14,109)	(28,733)	(29,847)
Distributions to noncontrolling interests	(29,921)	(74,331)	(56,681)
Capitalized debt issuance costs	(44,134)	—	—
Net cash (used in) provided by financing activities	(257,293)	(482,170)	697,404
Effect of exchange rate changes on cash and cash equivalents	87,419	(48,064)	(60,616)
(Decrease) increase in cash and cash equivalents	(150,517)	(45,065)	198,898
Cash and cash equivalents, beginning of the year	505,156	550,221	351,323
Cash and cash equivalents, end of the year	$354,639	$505,156	$550,221
Cash and cash equivalents, end of the year - discontinued operations	—	(14,477)	(14,507)
Cash and cash equivalents, end of the year - continuing operations	$354,639	$490,679	$535,714
Supplemental Cash Flow Disclosures
Cash paid for interest	$148,413	$99,333	$83,147
Cash paid for income taxes, net	$84,849	$44,873	$132,489
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock		(Note 15) Accumulated Other Comprehensive(Loss) Income	Non - controlling Interests	Total Shareholders’ Equity
	Shares	Amount			Shares	Amount
(In thousands, except per share data)
Balance at December 31, 2014	107,806	$1,283	$776,864	$2,246,770	601	$(24,428)	$(262,397)	$138,211	$2,876,303
Net (loss) income	—	—	—	(504,415)	—	—	—	74,454	(429,961)
Other	—	—	—	—	—	—	—	(3,750)	(3,750)
Change in cumulative translation adjustment, net	—	—	—	—	—	—	(75,494)	(2,634)	(78,128)
Change in unrealized fair value of cash flow hedges, net	—	—	—	—	—	—	1,746	—	1,746
Change in unrecognized prior service pension credits/costs, net	—	—	—	—	—	—	(819)	—	(819)
Change in unrecognized actuarial pension gains/losses, net	—	—	—	—	—	—	42,924	—	42,924
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(56,681)	(56,681)
Dividends paid ($0.28 per share)	—	—	—	(29,847)	—	—	—	—	(29,847)
Stock-based compensation expense	—	—	57,506	—	—	—	—	—	57,506
Issuance to treasury stock	—	5	19,894	—	450	(19,899)	—	—	—
Purchase of treasury stock	(5,001)	—	—	—	5,001	(230,814)	—	—	(230,814)
Issuance of stock	1,622	—	(53,623)	—	(1,622)	68,734	—	—	15,111
Balance at December 31, 2015	104,427	1,288	800,641	1,712,508	4,430	(206,407)	(294,040)	149,600	2,163,590
Net (loss) income	—	—	—	(313,169)	—	—	—	73,346	(239,823)
Change in cumulative translation adjustment, net	—	—	—	—	—	—	(55,281)	(816)	(56,097)
Change in unrealized fair value of cash flow hedges, net	—	—	—	—	—	—	754	—	754
Change in unrecognized prior service pension credits/costs, net	—	—	—	—	—	—	(516)	—	(516)
Change in unrecognized actuarial pension gains/losses, net	—	—	—	—	—	—	(46,533)	—	(46,533)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(74,331)	(74,331)
Dividends paid ($0.28 per share)	—	—	—	(28,733)	—	—	—	—	(28,733)
Stock-based compensation expense	—	—	39,611	—	—	—	—	—	39,611
Purchase of treasury stock	(5,772)	—	—	—	5,772	(206,569)	—	—	(206,569)
Issuance of stock	1,458	—	(58,122)	—	(1,458)	68,106	—	—	9,984
Balance at December 31, 2016	100,113	1,288	782,130	1,370,606	8,744	(344,870)	(395,616)	147,799	1,561,337
Net (loss) income	—	—	—	(1,458,193)	—	—	—	33,632	(1,424,561)
Disposition	—	—	—	—	—	—	—	(7,035)	(7,035)
Change in cumulative translation adjustment, net	—	—	—	—	—	—	81,128	2,319	83,447
Change in unrealized fair value of cash flow hedges, net	—	—	—	—	—	—	512	—	512
Change in unrecognized prior service pension credits/costs, net	—	—	—	—	—	—	(136)	—	(136)
Change in unrecognized actuarial pension gains/losses, net	—	—	—	—	—	—	(2,396)	—	(2,396)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(29,921)	(29,921)
Dividends paid ($0.14 per share)	—	—	—	(14,109)	—	—	—	—	(14,109)
Stock-based compensation expense	—	—	52,930	—	—	—	—	—	52,930
Purchase of treasury stock	(551)	—	—	—	551	(13,517)	—	—	(13,517)
Issuance of stock	2,143	—	(91,932)	—	(2,143)	103,745	—	—	11,813
Balance at December 31, 2017	101,705	$1,288	$743,128	$(101,696)	7,152	$(254,642)	$(316,508)	$146,794	$218,364
The accompanying Notes are an integral part of these Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ and share values in thousands, except per share data)
1. ORGANIZATION AND NATURE OF OPERATIONS
Organization and Nature of Operations—Founded in 1889, Chicago Bridge & Iron Company N.V. (“CB&I” “we”, “our”, “us” or the “Company”) provides a wide range of services, including conceptual design, technology, engineering, procurement, fabrication, modularization, construction and commissioning services to customers in the energy infrastructure market throughout the world. Our business is aligned into three operating groups, which represent our reportable segments: Engineering & Construction; Fabrication Services; and Technology. Natural gas, petroleum, power and petrochemical projects for the worldwide energy and natural resource industries accounted for a majority of our revenue in 2017, 2016 and 2015. See Note 2 and Note 5 for further discussion of our discontinued operations and Note 19 for further discussion of our reportable segments and related financial information.
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting and Consolidation—The accompanying Consolidated Financial Statements (“Financial Statements”) have been prepared in accordance with the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the United States of America (“U.S. GAAP”). These Financial Statements reflect all wholly-owned subsidiaries and those entities which we are required to consolidate. See the “Partnering Arrangements” section of this footnote for further discussion of our consolidation policy for those entities that are not wholly-owned. Intercompany balances and transactions are eliminated in consolidation. Certain balances at December 31, 2016 have been reclassified within our Consolidated Balance Sheet (“Balance Sheet”) to conform to our December 31, 2017 presentation.
McDermott/CB&I Combination—On December 18, 2017, we entered into an agreement (the “Combination Agreement”) to combine with McDermott International, Inc. (“McDermott”) in an all-stock transaction whereby McDermott stockholders will own approximately 53% of the combined company and our shareholders will own approximately 47% (the “Combination”). Under the terms of the Combination Agreement, our shareholders would be entitled to receive 2.47221 shares of McDermott common stock for each share of our common stock (or 0.82407 shares if McDermott effects a planned three-to-one reverse stock split prior to closing), together with cash in lieu of fractional shares and subject to any applicable withholding taxes. The Combination is anticipated to close in the second quarter 2018, subject to the approval of our shareholders and McDermott stockholders, regulatory approvals and other customary closing conditions.
Discontinued Operations—On February 27, 2017, we entered into a definitive agreement (the “CS Agreement”) with CSVC Acquisition Corp (“CSVC”), under which CSVC agreed to acquire our “Capital Services Operations” (primarily comprised of our former Capital Services reportable segment). Our Capital Services Operations provided comprehensive and integrated maintenance services, environmental engineering and remediation, construction services, program management, and disaster response and recovery services for private-sector customers and governments. We completed the sale of the Capital Services Operations on June 30, 2017 (the “Closing Date”). We considered the Capital Services Operations to be a discontinued operation in the first quarter 2017, as the divestiture represented a strategic shift and will have a material effect on our operations and financial results. Our classification of the Capital Services Operations as a discontinued operation requires retrospective application to financial information for all prior periods presented. Therefore, operating results of the Capital Services Operations through the Closing Date and any post-closing adjustments have been recast on a retrospective basis and classified as a discontinued operation within the Consolidated Statements of Operations (the “Statement of Operations”) for 2016 and 2015. Further, the assets and liabilities of the Capital Services Operations have been classified as assets and liabilities of discontinued operations within our December 31, 2016 Balance Sheet, and our December 31, 2017 Balance Sheet reflects the impact of the sale. Cash flows of the Capital Services Operations are not reported separately within our Consolidated Statements of Cash flows. Unless otherwise noted, the values presented throughout the notes to our Financial Statements relate to our continuing operations. See Note 5 for further discussion of our discontinued operations.
In July 2017, we initiated a plan to market and sell our “Technology Operations” (primarily comprised of our Technology reportable segment and our “Engineered Products Operations”, representing a portion of our Fabrication Services reportable segment). We considered the Technology Operations to be a discontinued operation in the third quarter 2017, as the anticipated divestiture represented a strategic shift and would have a material effect on our operations and financial results. However, during the fourth quarter 2017, we suspended our plan to sell our Technology Operations due to the Combination Agreement. As such, the Technology Operations are not reported as a discontinued operation at December 31, 2017 or for any periods presented.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates—The preparation of our Financial Statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We believe the most significant estimates and judgments are associated with revenue recognition for our contracts, including estimating costs to complete each contract and the recognition of incentive fees and unapproved change orders and claims; fair value and recoverability assessments that must be periodically performed with respect to long-lived tangible assets, goodwill and other intangible assets; valuation of deferred tax assets and financial instruments; the determination of liabilities related to self-insurance programs and income taxes; and consolidation determinations with respect to our partnering arrangements. If the underlying estimates and assumptions upon which our Financial Statements are based change in the future, actual amounts may differ from those included in the Financial Statements.
Revenue Recognition—Our revenue is primarily derived from long-term contracts and is generally recognized using the percentage of completion (“POC”) method, primarily based on the percentage that actual costs-to-date bear to total estimated costs to complete each contract. We follow the guidance of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Revenue Recognition Topic 605-35 for accounting policies relating to our use of the POC method, estimating costs, and revenue recognition, including the recognition of incentive fees, unapproved change orders and claims, and combining and segmenting contracts. We primarily utilize the cost-to-cost approach to estimate POC as we believe this method is less subjective than relying on assessments of physical progress. Under the cost-to-cost approach, the use of estimated costs to complete each contract is a significant variable in the process of determining recognized revenue and is a significant factor in the accounting for contracts. Significant estimates that impact the cost to complete each contract are costs of engineering, materials, components, equipment, labor and subcontracts; labor productivity; schedule durations, including subcontractor or supplier progress; liquidated damages; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on contracts in progress. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates, which could result in material changes to our Financial Statements and related disclosures. See Note 18 for discussion of projects with significant changes in estimated margins during 2017, 2016 and 2015.
Our long-term contracts are awarded on a competitively bid and negotiated basis and the timing of revenue recognition may be impacted by the terms of such contracts. We use a range of contracting options, including cost-reimbursable, fixed-price and hybrid, which has both cost-reimbursable and fixed-price characteristics. Fixed-price contracts, and hybrid contracts with a more significant fixed-price component, tend to provide us with greater control over project schedule and the timing of when work is performed and costs are incurred, and accordingly, when revenue is recognized. Cost-reimbursable contracts, and hybrid contracts with a more significant cost-reimbursable component, generally provide our customers with greater influence over the timing of when we perform our work, and accordingly, such contracts often result in less predictability with respect to the timing of revenue recognition. Contract revenue for our long-term contracts recognized under the POC method reflects the original contract price adjusted for approved change orders and estimated recoveries for incentive fees, unapproved change orders and claims, and liquidated damages. We recognize revenue associated with incentive fees when the value can be reliably estimated and recovery is probable. We recognize revenue associated with unapproved change orders and claims to the extent the related costs have been incurred, the value can be reliably estimated and recovery is probable. Our recorded incentive fees, unapproved change orders and claims reflect our best estimates of recovery amounts; however, the ultimate resolution and amounts received could differ from these estimates. Liquidated damages are reflected as a reduction to contract price to the extent they are deemed probable. See Note 18 for further discussion of our recorded unapproved change orders, claims and incentives.
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

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cost of revenue for our long-term contracts includes direct contract costs, such as materials and labor, and indirect costs that are attributable to contract activity. The timing of when we bill our customers is generally dependent upon advance billing terms, milestone billings based on the completion of certain phases of the work, or when services are provided. Projects with costs and estimated earnings recognized to date in excess of cumulative billings are reported on the Balance Sheets as costs and estimated earnings in excess of billings. Projects with cumulative billings in excess of costs and estimated earnings recognized to date are reported on the Balance Sheets as billings in excess of costs and estimated earnings. The net balances on our Balance Sheets are collectively referred to as Contracts in Progress, net and the components of these balances at December 31, 2017 and 2016 were as follows:

	December 31, 2017		December 31, 2016
	Asset	Liability	Asset	Liability
Costs and estimated earnings on contracts in progress	$7,267,316	$26,901,501	$8,466,638	$23,408,316
Billings on contracts in progress	(6,951,572)	(28,176,942)	(8,055,889)	(24,803,665)
Contracts in progress, net	$315,744	$(1,275,441)	$410,749	$(1,395,349)
Any uncollected billed amounts, including contract retentions, are reported as accounts receivable. At December 31, 2017 and 2016, accounts receivable included contract retentions of approximately $61,500 and $72,100, respectively. Contract retentions due beyond one year were approximately $19,000 at December 31, 2017.
Revenue for our service contracts that do not satisfy the criteria for revenue recognition under the POC method is recorded at the time services are performed. Revenue associated with incentive fees for these contracts is recognized when earned. Unbilled receivables for our service contracts are recorded within accounts receivable and were approximately $6,000 and $16,100 at December 31, 2017 and 2016, respectively.
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
Our billed and unbilled revenue may be exposed to potential credit risk if our customers should encounter financial difficulties, and we maintain reserves for specifically-identified potential uncollectible receivables. At December 31, 2017 and 2016, our allowances for doubtful accounts were not material.
Precontract Costs—Precontract costs are generally charged to cost of revenue as incurred, but, in certain cases their recognition may be deferred if specific probability criteria are met. We had no significant deferred precontract costs at December 31, 2017 or 2016.
Research and Development—Expenditures for research and development activities are charged to cost of revenue as incurred and were $27,277, $27,973 and $28,226 for 2017, 2016 and 2015, respectively.
Other Operating (Income) Expense, Net—Other operating (income) expense, net, generally represents (gains) losses associated with the sale or disposition of property and equipment. Other operating (income) expense, net, for 2017 also included a gain of approximately $62,700 resulting from the receipt of insurance proceeds (approximately $99,000) in excess of associated costs (approximately $36,300) for a fabrication facility within our Fabrication Services operating group that was damaged during Hurricane Harvey. The facility is anticipated to be sold within the next year and was classified as held-for-sale during the fourth quarter 2017. The carrying value of the facility within assets held-for-sale on our Balance Sheet was approximately $6,200 at December 31, 2017. Other operating (income) expense, net for 2015 also included a gain of approximately $7,500 related to the contribution of a technology to our unconsolidated Chevron-Lummus Global (“CLG”) joint venture and a foreign exchange loss of approximately $11,000 associated with the re-measurement of certain non-U.S. Dollar denominated net assets.
Restructuring Related Costs—Restructuring related costs were $114,525 for 2017 and included facility consolidation costs, severance and other employee related costs, professional fees, and other miscellaneous costs resulting primarily from our publicly announced cost reduction, facility rationalization and strategic initiatives. See Note 10 for further discussion of our restructuring related costs.
Depreciation Expense—Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, including buildings and improvements (10 to 40 years) and plant and field equipment (1 to 15 years). Renewals and betterments that substantially extend the useful life of an asset are capitalized and depreciated. Leasehold improvements are depreciated over the lesser of the useful life of the asset or the applicable lease term. Depreciation expense is

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

primarily included within cost of revenue and was $62,534, $70,307 and $91,715 for 2017, 2016 and 2015, respectively. See Note 9 for disclosure of the components of property and equipment.
Goodwill—Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually at a reporting unit level, absent any indicators of impairment or when other actions require an impairment assessment (such as a change in reporting units). We perform our annual impairment assessment during the fourth quarter of each year based on balances as of October 1. We identify a potential impairment by comparing the fair value of the applicable reporting unit to its net book value, including goodwill. If the net book value exceeds the fair value of the reporting unit, we measure the impairment by comparing the carrying value of the reporting unit to its fair value. To determine the fair value of our reporting units and test for impairment, we utilize an income approach (discounted cash flow method) as we believe this is the most direct approach to incorporate the specific economic attributes and risk profiles of our reporting units into our valuation model. This is consistent with the methodology used to determine the fair value of our reporting units in previous years. We generally do not utilize a market approach given the lack of relevant information generated by market transactions involving comparable businesses. However, to the extent market indicators of fair value become available, we consider such market indicators in our discounted cash flow analysis and determination of fair value. See Note 7 for further discussion of our goodwill.
Other Long-Lived Assets—We amortize our finite-lived intangible assets on a straight-line basis with lives ranging from 6 to 20 years, absent any indicators of impairment. We review tangible assets and finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, the estimated future cash flow associated with the asset or asset group will be compared to their respective carrying amounts to determine if an impairment exists. See Note 7 for further discussion of our intangible assets.
During 2017, we recorded impairment charges of approximately $17,400 within restructuring related costs for fabrication facilities within our Fabrication Services operating group that are being sold as a result of our publicly announced cost reduction, facility rationalization and strategic initiatives. The impairments were based on the estimated fair values of the respective facilities based on market indicators of fair value. These facilities are anticipated to be sold within the next year and were classified as held-for-sale during the fourth quarter 2017. The carrying value of these facilities within assets-held-for sale on our Balance Sheet totaled approximately $11,600 at December 31, 2017. See Note 10 for further discussion of our restructuring charges.
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
Inventory—Inventory is recorded at the lower of cost and net realizable value, and cost is determined using the first-in-first-out or weighted-average cost method. The cost of inventory includes acquisition costs, production or conversion costs, and other costs incurred to bring the inventory to a current location and condition. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. An allowance for excess or inactive inventory is recorded based on an analysis that considers current inventory levels, historical usage patterns, estimates of future sales expectations and salvage value. See Note 6 for further discussion of our inventory.
Foreign Currency—The nature of our business activities involves the management of various financial and market risks, including those related to changes in foreign currency exchange rates. The effects of translating financial statements of foreign operations into our reporting currency are recognized as a cumulative translation adjustment in accumulated other comprehensive income (loss) (“AOCI”) which is net of tax, where applicable. With the exception of a foreign exchange loss of approximately $11,000 included within other operating (income) expense, net related to the re-measurement of certain non-U.S. Dollar denominated net assets during 2015, foreign currency transactional and re-measurement exchange gains (losses) are included within cost of revenue and were not material in 2017, 2016 and 2015.
Financial Instruments—We do not engage in currency speculation; however, we utilize foreign currency exchange rate derivatives on an ongoing basis to hedge against certain foreign currency related operating exposures. We generally seek hedge accounting treatment for contracts used to hedge operating exposures and designate them as cash flow hedges. Therefore, gains and losses, exclusive of credit risk and forward points (which represent the time value component of the fair value of our derivative positions), are included in AOCI until the associated underlying operating exposure impacts our earnings. Changes in the fair value of (i) credit risk and forward points, (ii) instruments deemed ineffective during the period, and (iii) instruments that we do not designate as cash flow hedges are recognized within cost of revenue.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For those contracts designated as cash flow hedges, we document all relationships between the derivative instruments and associated hedged items, as well as our risk-management objectives and strategy for undertaking hedge transactions. This process includes linking all derivatives to specific firm commitments or highly-probable forecasted transactions. We continually assess, at inception and on an ongoing basis, the effectiveness of derivative instruments in offsetting changes in the cash flow of the designated hedged items. Hedge accounting designation is discontinued when (i) it is determined that the derivative is no longer highly effective in offsetting changes in the cash flow of the hedged item, including firm commitments or forecasted transactions, (ii) the derivative is sold, terminated, exercised, or expires, (iii) it is no longer probable that the forecasted transaction will occur, or (iv) we determine that designating the derivative as a hedging instrument is no longer appropriate. See Note 12 for further discussion of our financial instruments.
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
Income tax and associated interest and penalty reserves, where applicable, are recorded in those instances where we consider it more likely than not that additional tax will be due in excess of amounts reflected in income tax returns filed worldwide, irrespective of whether or not we have received tax assessments. We continually review our exposure to additional income tax obligations and, as further information is known or events occur, changes in our tax and penalty reserves may be recorded within income tax expense and changes in interest reserves may be recorded in interest expense. See Note 17 for further discussion of our income taxes.
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
Each venture is assessed at inception and on an ongoing basis as to whether it qualifies as a VIE under the consolidations guidance in ASC 810. A venture generally qualifies as a VIE when it (i) meets the definition of a legal entity, (ii) absorbs the operational risk of the projects being executed, creating a variable interest, and (iii) lacks sufficient capital investment from the partners, potentially resulting in the venture requiring additional subordinated financial support, if necessary, to finance its future activities.
If at any time a venture qualifies as a VIE, we perform a qualitative assessment to determine whether we are the primary beneficiary of the VIE and, therefore, need to consolidate the VIE. We are the primary beneficiary if we have (i) the power to direct the economically significant activities of the VIE and (ii) the right to receive benefits from, and obligation to absorb losses of, the VIE. If the venture is a VIE and we are the primary beneficiary, or we otherwise have the ability to control the venture, we consolidate the venture. If we determine that we are not the primary beneficiary of the VIE, or only have the ability to significantly influence, rather than control the venture, we do not consolidate the venture. We account for unconsolidated ventures using either (i) proportionate consolidation for both the Balance Sheet and Statement of Operations, when we meet the applicable accounting criteria to do so, or (ii) utilize the equity method. See Note 8 for additional discussion of our material partnering arrangements.
New Accounting Standards—In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, which provides a single comprehensive accounting standard for revenue recognition for contracts with customers and supersedes current industry-specific guidance, including ASC 605-35. The new standard prescribes a five-step revenue recognition model that focuses on transfer of control and entitlement to payment when determining the amount of revenue to be recognized. The new model requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time for each of these obligations. Based on our assessment, we anticipate the adoption of the new standard will change the method and/or timing of revenue recognition for our third party pipe and steel fabrication contracts and “non-generic” catalyst manufacturing contracts; however, we do not anticipate any material changes to the method and/or timing of revenue recognition for our remaining backlog. Specifically, we anticipate the following:

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•
Revenue for our third party pipe and steel fabrication contracts and “non-generic” catalyst contracts are currently recognized at a point in time upon shipment; however, under the new standard we anticipate revenue will be recognized over time utilizing the cost-to-cost measure of progress.

•	Revenue for our “generic” catalyst contracts will be recognized at a point in time upon shipment of the manufactured units, consistent with current practice.

•	Revenue for our inter-company pipe and steel fabrication contracts will be recognized over time utilizing the cost-to-cost measure of progress, consistent with current practice.

•
Revenue for our service contracts will be recognized at a point in time as services are performed, or over time utilizing the cost-to-cost measure of progress, depending upon the nature of the service contracts, consistent with current practice.

•
Revenue for our remaining backlog, primarily representing our EPC contracts, engineering contracts and construction contracts, will be recognized over time utilizing the cost-to-cost measure of progress, consistent with current practice.

In addition, the new standard may require us to combine certain contracts that had historically been accounted for as separate contracts. We also expect our revenue recognition disclosures to significantly expand due to the new qualitative and quantitative requirements regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from our contracts. We will adopt the standard, including any updates to the standard, upon its effective date in the first quarter 2018 utilizing the modified retrospective approach. This approach will result in a cumulative adjustment to beginning equity in the first quarter 2018 for uncompleted contracts impacted by the adoption of the standard. However, based on our backlog at December 31, 2017 for those contracts that would potentially be impacted by changes under the new standard, we anticipate the cumulative adjustment to beginning equity from adoption of the new standard will not be material.
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
In the first quarter 2017, we adopted ASU 2016-09 on a prospective basis, which modified the accounting for excess tax benefits and tax deficiencies associated with share-based payments, amended the associated cash flow presentation, and allows for forfeitures to be either recognized when they occur, or estimated. ASU 2016-09 eliminated the requirement to recognize excess tax benefits in additional paid-in capital (“APIC”), and the requirement to evaluate tax deficiencies for APIC or income tax expense classification, and provided for these benefits or deficiencies to be recorded as an income tax expense or benefit in the Statement of Operations. Additionally, tax benefits of dividends on share-based payment awards are reflected as an income tax expense or benefit in our Statement of Operations. With these changes, tax-related cash flows resulting from share-based payments are classified as operating activities as opposed to financing, as previously presented. We have elected to recognize forfeitures as they occur, rather than estimating expected forfeitures. Our adoption of the standard did not have a material impact on our Financial Statements.
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
In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (the “Tax Reform Act”) which was signed into law on December 22, 2017. We have recognized the provisional tax impacts of the Tax Reform Act and anticipate completing our analysis in connection with the completion of our tax return for 2017 to be filed in 2018. See Note 17 for further discussion of the Tax Reform Act.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. EARNINGS PER SHARE
A reconciliation of weighted average basic shares outstanding to weighted average diluted shares outstanding and the computation of basic and diluted EPS are as follows:

	Years Ended December 31,
	2017	2016	2015
Net (loss) income from continuing operations attributable to CB&I (net of $32,762, $71,159 and $71,943 of noncontrolling interests)	$(1,352,860)	$307,917	$(547,798)
Net (loss) income from discontinued operations attributable to CB&I (net of $870, $2,187 and $2,511 of noncontrolling interests)	(105,333)	(621,086)	43,383
Net loss attributable to CB&I	$(1,458,193)	$(313,169)	$(504,415)

Weighted average shares outstanding—basic	100,991	102,811	106,766
Effect of restricted shares/performance based shares/stock options (1)	—	837	—
Effect of directors’ deferred-fee shares (1)	—	14	—
Weighted average shares outstanding—diluted	100,991	103,662	106,766
Net (loss) income attributable to CB&I per share (Basic):
Continuing operations	$(13.40)	$2.99	$(5.13)
Discontinued operations	(1.04)	(6.04)	0.41
Total	$(14.44)	$(3.05)	$(4.72)
Net (loss) income attributable to CB&I per share (Diluted):
Continuing operations	$(13.40)	$2.97	$(5.13)
Discontinued operations	(1.04)	(5.99)	0.41
Total	$(14.44)	$(3.02)	$(4.72)

(1)
The effect of restricted shares, performance based shares, stock options and directors’ deferred-fee shares were not included in the calculation of diluted EPS for 2017 and 2015 due to the net loss from continuing operations for the period. Antidilutive shares excluded from diluted EPS were not material for 2016.

4. DISPOSITION OF NUCLEAR OPERATIONS
On December 31, 2015 we completed the sale of our nuclear power construction business (our “Nuclear Operations”), previously included within our Engineering & Construction operating group, to Westinghouse Electric Company LLC (“WEC”) for transaction consideration of approximately $161,000, which was to be due upon WEC’s substantial completion of the acquired VC Summer and Vogtle nuclear projects. At December 31, 2015, we recorded the present value of the transaction consideration (the “Transaction Receivable”); however, during the fourth quarter 2016 we determined that recovery was no longer probable and recorded a non-cash pre-tax charge of approximately $148,100 (approximately $96,300 after-tax) to reserve the Transaction Receivable. The charge is included in “Loss on net assets sold and intangible assets impairment” in our Statement of Operations. See Note 14 for discussion of a dispute with WEC relating to the sale of our Nuclear Operations.
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

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The revenue and pre-tax income of our former Nuclear Operations for 2015 was as follows:

Year Ended December 31, 2015
Revenue	$2,061,167
Pre-tax income	$215,150
5. DISCONTINUED OPERATIONS
As discussed in Note 2, on June 30, 2017 we completed the sale of our Capital Services Operations as provided for by the CS Agreement entered into on February 27, 2017. In connection therewith, during 2017 we received net proceeds of approximately $599,000 (approximately $645,500 net of cash sold and including $46,500 for transaction costs and estimated working capital and other adjustments required by the CS agreement). As a result of the aforementioned, during 2017, we recorded a pre-tax charge of approximately $64,800, and income tax expense of approximately $51,600 resulting from a taxable gain on the transaction (due primarily to the non-deductibility of goodwill). The transaction did not result in any material cash taxes associated with the taxable gain due to the use of previously recorded net operating loss carryforwards. The proceeds received on the Closing Date were used to reduce our outstanding debt.
Assets and Liabilities—The carrying values of the major classes of assets and liabilities of the discontinued Capital Services Operations within our Balance Sheet at December 31, 2016 were as follows:

December 31, 2016
Assets
Cash	$14,477
Accounts receivable	239,146
Costs and estimated earnings in excess of billings	153,275
Other assets	7,834
Current assets of discontinued operations	414,732

Property and equipment, net	59,746
Goodwill (1)	229,607
Other intangible assets	148,440
Other assets	24,351
Non-current assets of discontinued operations	462,144

Total assets of discontinued operations	$876,876

Liabilities
Accounts payable	$141,028
Billings in excess of costs and estimated earnings	53,986
Other liabilities	52,455
Current liabilities of discontinued operations	247,469

Other liabilities	5,388
Non-current liabilities of discontinued operations	5,388

Total liabilities of discontinued operations	$252,857

Noncontrolling interests of discontinued operations	$6,874

(1)
The carrying value of goodwill for the discontinued Capital Services Operations includes the impact of a $655,000 impairment charge recorded in the fourth quarter 2016 in connection with our annual impairment assessment.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Results of Operations—The results of our Capital Services Operations that have been reflected within discontinued operations in our Statement of Operations for 2017, 2016, and 2015 were as follows:

	Years Ended December 31,
	2017	2016	2015
Revenue	$1,114,655	$2,211,835	$2,385,863
Cost of revenue	1,047,614	2,063,189	2,227,041
Gross profit	67,041	148,646	158,822
Selling and administrative expense	29,541	51,833	50,745
Intangibles amortization	2,550	16,600	19,960
Loss on net assets sold (1)	64,817	—	—
Other operating expense (income)	504	(2,328)	(1,353)
Goodwill impairment (2)	—	655,000	—
(Loss) income from operations	(30,371)	(572,459)	89,470
Interest expense (3)	(13,440)	(24,109)	(23,857)
Interest income	16	1,155	1,244
(Loss) income from operations before taxes	(43,795)	(595,413)	66,857
Income tax expense (4)	(60,668)	(23,486)	(20,963)
Net (loss) income from discontinued operations	(104,463)	(618,899)	45,894
Net income attributable to noncontrolling interests	(870)	(2,187)	(2,511)
Net (loss) income from discontinued operations attributable to CB&I	$(105,333)	$(621,086)	$43,383

(1)	As noted above, the sale of the Capital Services Operations resulted in a loss on the sale of net assets sold.

(2)	Represents a goodwill impairment charge recorded in the fourth quarter 2016 in connection with our annual impairment assessment.

(3)
Interest expense, including amortization of capitalized debt issuance costs, was allocated to the Capital Services Operations due to a requirement to use the proceeds from the transaction to repay our debt as described in Note 11. The allocation of interest expense was based on the anticipated debt amounts to be repaid.

(4)
As noted above, the sale of the Capital Services Operations resulted in a taxable gain (due primarily to the non-deductibility of goodwill) resulting in tax expense of approximately $51,600 for 2017. Income tax expense for 2016 reflects the non-deductibility of the aforementioned goodwill impairment charge.

Cash Flows—Cash flows for our Capital Services Operations for 2017, 2016 and 2015 were as follows:

	Years Ended December 31,
	2017	2016	2015
Operating cash flows	$(38,974)	$145,643	$76,365
Investing cash flows	$(1,459)	$(6,561)	$(11,706)
6. INVENTORY
The components of inventory at December 31, 2017 and 2016 were as follows:

	December 31,
	2017	2016
Raw materials	$55,275	$65,969
Work in process	15,652	51,625
Finished goods	30,646	72,508
Total	$101,573	$190,102

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. GOODWILL AND OTHER INTANGIBLES
Goodwill
At December 31, 2017 and 2016, our goodwill balances were $2,836,582 and $2,813,803, respectively, attributable to the excess of the purchase price over the fair value of net assets acquired in connection with our acquisitions. The changes in goodwill by reporting segment for 2017 and 2016 were as follows:

	Engineering & Construction	Fabrication Services	Technology	Total
Balance at December 31, 2015	$1,860,181	$666,597	$300,121	$2,826,899
Amortization of tax goodwill in excess of book goodwill	(338)	(920)	(2,268)	(3,526)
Foreign currency translation and other	(9,570)	—	—	(9,570)
Balance at December 31, 2016	$1,850,273	$665,677	$297,853	$2,813,803
Amortization of tax goodwill in excess of book goodwill	(434)	(1,116)	(2,916)	(4,466)
Foreign currency translation and other	27,245	—	—	27,245
Balance at December 31, 2017 (1)	$1,877,084	$664,561	$294,937	$2,836,582

(1)
At December 31, 2017, we had approximately $453,100 of cumulative impairment losses which were recorded in our Engineering & Construction operating group during 2015 in connection with the sale of our Nuclear Operations on December 31, 2015 (discussed in Note 4).

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
Reporting Units—Prior to the recognition of our Capital Services Operations as a discontinued operation, we had the following five reporting units within our four operating groups, which represented our reportable segments:

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
During the first quarter 2017, we classified our Capital Services Operations as a discontinued operation (discussed in Note 5). Our Capital Services Operations were sold on June 30, 2017, and were primarily comprised of our former Capital Services operating group, which included the aforementioned Facilities & Plant Services and Federal Services reporting units.
During the third quarter 2017, we classified our Technology Operations as a discontinued operation (discussed in Note 2). Our Technology Operations are primarily comprised of our Technology operating group and reporting unit and our Engineered Products Operations, representing a portion of our Fabrication Services operating group and reporting unit. As a result of the classification of our Technology reporting unit as a part of our Technology Operations within discontinued operations, all of its goodwill (approximately $297,000) was allocated to our Technology Operations. Further, as a result of the classification of our Engineered Products Operations as part of our Technology Operations within discontinued operations, we allocated a portion of the Fabrication Services reporting unit’s goodwill (approximately $200,000) to our Technology Operations. The allocation was based on the relative fair values of the Engineered Products Operations and remaining Fabrication Services reporting unit after removal of the Engineered Products Operations. The fair value of the Engineered Products Operations was determined on a basis consistent with the basis used for our annual impairment assessment (discussed in Note 2) and gave consideration to a market indicator of fair value for the Technology Operations. The fair value of the remaining Fabrication Services reporting unit was also determined on a basis consistent with the basis used for our annual impairment assessment. As a result of the aforementioned, at October 1, 2017 (the date of our annual assessment), we had the following two reporting units within our two operating groups:

•	Engineering & Construction—Our Engineering & Construction operating group represented a reporting unit.

•	Fabrication Services—Our Fabrication Services operating group (excluding Engineered Products) represented a reporting unit.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

However, as a result of the Combination (discussed in Note 2), during the fourth quarter 2017 we reclassified our Technology Operations as a continuing operation. Further, our Engineered Products Operations were reclassified to our Fabrication Services operating group (consistent with our previous segment reporting) and became a separate reporting unit within our Fabrication Services operating group. The remaining portion of the Technology Operations became a separate operating group (consistent with our previous segment reporting) and reporting unit. Because the Technology Operations were not operationally combined while presented as a discontinued operation, the goodwill allocated to the Engineered Products reporting unit and Technology reporting unit, when reclassified to continuing operations, represented the original goodwill amounts allocated during the third quarter 2017 (discussed above). As a result of the aforementioned, at December 31, 2017, we had the following four reporting units within our three operating groups:

•	Engineering & Construction—Our Engineering & Construction operating group represented a reporting unit.

•	Fabrication Services—Our Fabrication Services operating group included two reporting units: Engineered Products and Fabrication Services (excluding Engineered Products).

•	Technology—Our Technology operating group represented a reporting unit.
Interim Impairment Assessment—During the second quarter 2017, we experienced a decline in our market capitalization and incurred charges on certain projects (discussed in Note 18) within our Engineering & Construction reporting unit that resulted in a net loss for the three and six months ended June 30, 2017. We believed these events and circumstances were indicators that goodwill of our Engineering & Construction reporting unit was potentially impaired. Accordingly, we performed a quantitative assessment of goodwill for our Engineering & Construction reporting unit as of June 30, 2017. Based on this quantitative assessment, the fair value of the Engineering & Construction reporting unit continued to substantially exceed its net book value, and accordingly, no impairment charge was necessary as a result of our interim impairment assessment. There were no additional indicators of impairment during 2017.
Annual Impairment Assessment—As part of our annual goodwill impairment assessment during the fourth quarter 2017, we performed a quantitative assessment of goodwill for our Engineering & Construction reporting unit and Fabrication Services reporting unit (excluding Engineered Products) as of October 1, 2017. Based on these quantitative assessments, the fair value of the reporting units each substantially exceeded (in excess of 50%) their respective net book values, and accordingly, no impairment charge was necessary as a result of our impairment assessments. In addition, in connection with the fourth quarter reclassification of our Technology Operations as a continuing operation and related change in reporting units, we performed a quantitative assessment of goodwill for our Engineered Products reporting unit and Technology reporting unit. Based on these quantitative assessments, the fair value of the reporting units substantially exceeded (in excess of 100%) their respective net book values, and accordingly, no impairment charge was necessary as a result of our impairment assessments. If, based on future assessments our goodwill is deemed to be impaired, the impairment would result in a charge to earnings in the period of impairment. There can be no assurance that future goodwill impairment tests will not result in charges to earnings.
Other Intangible Assets
The following table presents our acquired finite-lived intangible assets at December 31, 2017 and 2016, including the December 31, 2017 weighted-average useful lives for each major intangible asset class and in total:

		December 31, 2017		December 31, 2016
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Backlog and customer relationships	18 Years	$99,086	$(26,912)	$99,086	$(21,374)
Process technologies	15 Years	265,742	(151,174)	258,516	(129,261)
Tradenames	12 Years	27,479	(17,748)	27,090	(14,648)
Total (1)	16 Years	$392,307	$(195,834)	$384,692	$(165,283)

(1)
The decrease in other intangibles, net during 2017 primarily related to amortization expense of approximately $25,800. Amortization expense for our intangibles existing at December 31, 2017 is anticipated to be approximately $25,900, $23,800, $23,400, $23,400 and $22,000 for 2018, 2019, 2020, 2021 and 2022, respectively.

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

•
CB&I/Chiyoda—We have a venture with Chiyoda (CB&I—50% / Chiyoda—50%) to perform EPC work for three LNG liquefaction trains in Hackberry, Louisiana. Our proportionate share of the venture project value is approximately $3,300,000.

The following table presents summarized balance sheet information for our share of our proportionately consolidated ventures:

	December 31,
	2017	2016
CB&I/Zachry
Current assets (1)	$140,900	$260,934
Non-current assets	1,096	3,204
Total assets	$141,996	$264,138
Current liabilities(1)	$171,953	$379,339
CB&I/Zachry/Chiyoda
Current assets (1)	$98,680	$84,279
Non-current assets	1,129	1,969
Total assets	$99,809	$86,248
Current liabilities(1)	$68,556	$73,138
CB&I/Chiyoda
Current assets (1)	$92,767	$337,479
Current liabilities(1)	$150,126	$150,179

(1)
Our venture arrangements allow for excess working capital of the ventures to be advanced to the venture partners. Such advances are returned to the ventures for working capital needs as necessary. Accordingly, at a reporting period end a venture may have advances to its partners which are reflected as an advance receivable within current assets of the venture. As summarized in Note 9, at December 31, 2017 and 2016, other current assets on the Balance Sheet included approximately $138,900 and $374,800, respectively, related to our proportionate share of advances from the ventures to our venture partners, and other current liabilities included approximately $138,600 and $394,400, respectively, related to advances to CB&I from the ventures.

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

•
NET Power—We have a venture with Exelon and 8 Rivers Capital (CB&I—33.3% / Exelon—33.3% / 8 Rivers Capital—33.3%) to commercialize a new natural gas power generation system that recovers the carbon dioxide produced during combustion. NET Power is building a first-of-its-kind demonstration plant which is being funded by contributions and services from the venture partners and other parties. We have determined the venture to be a VIE; however, we do not effectively control NET Power and therefore do not consolidate it. Our cash commitment for NET

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Power increased during 2017 and totals $57,300, and at December 31, 2017, we had made cumulative investments totaling approximately $47,300.

•
CB&I/CTCI—We have a venture with CTCI (CB&I—50% / CTCI—50%) to perform EPC work for a liquids ethylene cracker and associated units in Sohar, Oman. We have determined the venture to be a VIE; however, we do not effectively control the venture and therefore do not consolidate it. Our proportionate share of the venture project value is approximately $1,400,000. Our venture arrangement allows for excess working capital of the venture to be advanced to the venture partners. Such advances are returned to the venture for working capital needs as necessary. As summarized in Note 9, at December 31, 2017 and 2016, other current liabilities included approximately $173,600 and $147,000, respectively, related to advances to CB&I from the venture.

Dividends received from our equity method ventures were $16,951, $6,451 and $26,240 during 2017, 2016 and 2015, respectively. We have no other material unconsolidated ventures.
Consolidated Ventures—The following is a summary description of our significant joint ventures we consolidate due to their designation as VIEs for which we are the primary beneficiary:

•
CB&I/Kentz—We have a venture with Kentz (CB&I—65% / Kentz—35%) to perform the structural, mechanical, piping, electrical and instrumentation work on, and to provide commissioning support for, three LNG trains, including associated utilities and a gas processing and compression plant, for the Gorgon LNG project, located on Barrow Island, Australia. Our venture project value is approximately $5,900,000 and the project was substantially complete at December 31, 2017.

•
CB&I/AREVA—We have a venture with AREVA (CB&I—52% / AREVA—48%) to design, license and construct a mixed oxide fuel fabrication facility in Aiken, South Carolina. Our venture project value is approximately $6,000,000.

The following table presents summarized balance sheet information for our consolidated ventures:

	December 31,
	2017	2016
CB&I/Kentz
Current assets	$23,061	$68,867
Non-current assets	71,023	—
Total assets	$94,084	$68,867
Current liabilities	$30,082	$87,822
CB&I/AREVA
Current assets	$32,621	$16,313
Current liabilities	$57,820	$47,652
All Other (1)
Current assets	$26,551	$69,785
Non-current assets	15,753	16,382
Total assets	$42,304	$86,167
Current liabilities	$10,404	$7,748

(1)	Other ventures that we consolidate are not individually material to our financial results and are therefore aggregated as “All Other”.
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

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. SUPPLEMENTAL BALANCE SHEET DETAIL
The components of property and equipment, other current assets, and other current and non-current liabilities at December 31, 2017 and 2016 were as follows:

	December 31,
	2017	2016
Property and Equipment
Plant, field equipment and other	$537,172	$595,919
Buildings and improvements	331,681	396,466
Land and improvements	51,069	72,880
Total property and equipment	$919,922	$1,065,265
Accumulated depreciation	(501,391)	(559,321)
Property and equipment, net	$418,531	$505,944
Other Current Assets
Advances to proportionately consolidated ventures (1)	$138,858	$374,803
Other (2)	142,313	172,174
Other current assets	$281,171	$546,977
Other Non-Current Assets
Non-current project receivables (3)	$314,100	$231,275
Other (4)	169,105	169,729
Other non-current assets	$483,205	$401,004
Other Current Liabilities
Advances from equity method and proportionately consolidated ventures (1)	$312,207	$541,432
Payroll-related obligations	113,217	212,441
Income taxes payable	41,897	46,741
Self-insurance and other insurance reserves	21,034	16,727
Other (5)	263,939	200,132
Other current liabilities	$752,294	$1,017,473
Other Non-Current Liabilities
Pension obligations	$178,927	$174,264
Self-insurance and other insurance reserves	73,566	87,680
Postretirement medical benefit obligations	30,337	30,931
Income tax reserves	16,251	14,162
Other (6)	128,454	134,179
Other non-current liabilities	$427,535	$441,216

(1)	Represents advances to our proportionately consolidated ventures and advances from our equity method and proportionately consolidated ventures, as discussed in Note 8.

(2)	Represents various assets that are each individually less than 5% of total current assets, including income tax receivables and prepaid items.

(3)
Represents customer receivables for projects that are not anticipated to be collected within the next year. See Note 14 for discussion of outstanding receivables on one of our previously completed large cost-reimbursable projects and one of our previously completed consolidated joint venture projects.

(4)	Represents various assets that are each individually less than 5% of total assets, including prepaid pension costs and various other prepaid items.

(5)
Represents various accruals that are each individually less than 5% of total current liabilities, including accruals for non-contract payables, taxes other than income taxes, country-specific employee benefits, operating lease obligations, derivatives, and medical and legal obligations.

(6)
Represents various accruals that are each individually less than 5% of total liabilities, including accruals for non-contract payables, taxes other than income taxes, operating lease obligations, deferred rent, and country-specific employee benefits.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10. RESTRUCTURING RELATED COSTS
During 2017, we recognized approximately $114,500 of restructuring related costs associated with facility consolidations, severance and other employee related costs, professional fees, and other miscellaneous costs, resulting primarily from our publicly announced cost reduction, facility rationalization and strategic initiatives, as described below.
Facility Consolidation Costs—Facility consolidation costs totaled approximately $35,600 during 2017 and included approximately $18,200 of accrued future operating lease expense for vacated leased facility capacity where we remain contractually obligated to a lessor, and approximately $17,400 of impairment charges for owned facilities that were classified as held-for-sale during the fourth quarter 2017 (discussed in Note 2). The liability for future lease obligations was reflected within other current and non-current liabilities, as applicable, based upon the anticipated timing of payments. The following table summarizes the changes in the facility consolidation liability during 2017:

	Years Ended December 31,
	2017	2016
Beginning Balance	$4,060	$5,334
Charges (1)	18,213	—
Cash payments	(6,908)	(1,274)
Foreign exchange and other	241	—
Ending Balance (2)	$15,606	$4,060

(1)	The charges primarily relate to our Engineering & Construction operating group.

(2)
Future cash payments for our existing obligations at December 31, 2017 are anticipated to be approximately $7,200, $2,600, $2,300, $1,900, $1,500 and $100 in 2018, 2019, 2020, 2021, 2022, and thereafter, respectively.

Severance and Other Employee Related Costs—Severance and other employee related costs totaled approximately $33,700 for 2017, and included approximately $9,600 for severance costs, approximately $7,100 for incremental incentive plan costs resulting from the Combination Agreement, and approximately $17,000 of union employee related obligations resulting from the facility closures described above. At December 31, 2017, we had an accrual of approximately $8,500 for the unpaid portion of our severance and incentive plan costs, which has been reflected within other current liabilities. The union employee related obligations are expected to be paid over an extended period of time and have been reflected within other non-current liabilities.
Professional Fees—Professional fees totaled approximately $41,100 for 2017, nearly all of which were paid during 2017, and were related to consulting, legal, audit and advisory related services associated with our recent lending facility amendments and strategic initiatives, including costs associated with our previous plan to sell our Technology Operations and the anticipated Combination. See Note 2 for further discussion of our previous plan to sell our Technology Operations and the anticipated Combination.
Other Miscellaneous—Other miscellaneous costs totaled approximately $4,100 for 2017 and are anticipated to be paid during 2018.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. DEBT
Our outstanding debt at December 31, 2017 and 2016 was as follows:

	December 31,
	2017	2016
Current
Revolving facility and other short-term borrowings	$1,102,151	$407,500

Current maturities of long-term debt	1,167,219	506,250
Less: unamortized debt issuance costs	(6,928)	(2,340)
Current maturities of long-term debt, net of unamortized debt issuance costs	1,160,291	503,910
Current debt, net of unamortized debt issuance costs	$2,262,442	$911,410
Long-Term
Term Loan: $1,000,000 term loan (interest at LIBOR plus a floating margin)	$—	$300,000
Second Term Loan: $500,000 term loan (interest at LIBOR plus a floating margin)	440,746	500,000
Senior Notes: $800,000 senior notes, series A-D (fixed interest ranging from 7.57% to 9.15%)	584,596	800,000
Second Senior Notes: $200,000 senior notes (fixed interest of 7.53%)	141,877	200,000
Less: unamortized debt issuance costs	—	(5,827)
Less: current maturities of long-term debt	(1,167,219)	(506,250)
Long-term debt, net of unamortized debt issuance costs	$—	$1,287,923
Committed Facilities—We have a five-year, $1,150,000 committed revolving credit facility (the “Revolving Facility”) with Bank of America N.A. (“BofA”), as administrative agent, and BNP Paribas Securities Corp., BBVA Compass, Credit Agricole Corporate and Investment Bank (“Credit Agricole”) and TD Securities, each as syndication agents, which expires in October 2018. The Revolving Facility has a $100,000 total letter of credit sublimit. At December 31, 2017, we had $683,202 and $52,084 of outstanding borrowings and letters of credit, respectively, under the facility, providing $414,714 of available capacity, of which $47,916 was available for letters of credit based on our total letter of credit sublimit.
We also have a five-year, $800,000 committed revolving credit facility (the “Second Revolving Facility”) with BofA, as administrative agent, and BNP Paribas Securities Corp., BBVA Compass, Credit Agricole and Bank of Tokyo Mitsubishi UFJ, each as syndication agents, which expires in July 2020. The Second Revolving Facility has a $100,000 total letter of credit sublimit. At December 31, 2017, we had $418,949 of outstanding borrowings and $91,905 of outstanding letters of credit under the facility (including $2,704 of financial letters of credit), providing $289,146 of available capacity, of which $8,095 was available for letters of credit based on our total letter of credit sublimit.
Maximum outstanding borrowings under our Revolving Facility and Second Revolving Facility (together, “Committed Facilities”) during 2017 were approximately $1,700,000. We are assessed quarterly commitment fees on the unutilized portion of the facilities as well as letter of credit fees on outstanding letters of credit. Interest on borrowings is assessed at either prime plus 4.00% or LIBOR plus 5.00%. In addition, fees for financial and performance letters of credit are 5.00% and 3.50%, respectively. During 2017, our weighted average interest rate on borrowings under the Revolving Facility and Second Revolving Facility was approximately 4.78% and 6.00%, respectively, inclusive of the applicable floating margin. As a result of the December 18, 2017 amendment described below, our debt obligations under the Committed Facilities are required to be repaid in connection with the consummation of the Combination. The Committed Facilities have financial and restrictive covenants described further below.
Uncommitted Facilities—We also have various short-term, uncommitted letter of credit facilities (the “Uncommitted Facilities”) across several geographic regions, under which we had $1,535,061 of outstanding letters of credit at December 31, 2017.
Term Loans—On February 13, 2017, we paid the remaining $300,000 of principal on our four-year, $1,000,000 unsecured term loan (the “Term Loan”) with BofA as administrative agent. Interest was based on LIBOR plus an applicable floating margin for the period (0.98% and 2.25%, respectively). In conjunction with the repayment of the Term Loan, we also settled our associated interest rate swap that hedged against a portion of the Term Loan, which resulted in a weighted average interest rate of approximately 2.60% during 2017 for the duration of the Term Loan.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2017, we had $440,746 outstanding under a five-year, $500,000 term loan (the “Second Term Loan”) with BofA as administrative agent. Interest and principal under the Second Term Loan is payable quarterly in arrears, and interest is assessed at either prime plus 4.00% or LIBOR plus 5.00%. During 2017, our weighted average interest rate on the Second Term Loan was approximately 4.42%, inclusive of the applicable floating margin. Future annual maturities for the Second Term Loan are $75,000, $75,000 and $290,746 for 2018, 2019 and 2020, respectively. As a result of the December 18, 2017 amendment described below, our debt obligations under the Second Term Loan are required to be repaid in connection with the consummation of the Combination. The Second Term Loan has financial and restrictive covenants described further below.
Senior Notes—We have a series of senior notes totaling $584,596 in aggregate principal amount outstanding at December 31, 2017 (the “Senior Notes”). The Senior Notes include Series A through D and contained the following terms at December 31, 2017:

•	Series A—Interest due semi-annually at a fixed rate of 9.15%, with principal of $104,653 due in August 2018 (as a result of the December 18, 2017 amendment described below)

•	Series B—Interest due semi-annually at a fixed rate of 7.57%, with principal of $165,784 due in December 2019

•	Series C—Interest due semi-annually at a fixed rate of 8.15%, with principal of $195,219 due in December 2022

•	Series D—Interest due semi-annually at a fixed rate of 8.30%, with principal of $118,940 due in December 2024
The principal balances above reflect the use of $211,846 of the proceeds from the sale of our Capital Services Operations to repay a portion of each series of senior notes during 2017 in the following amounts: Series A - $44,604, Series B - $58,221, Series C - $78,485 and Series D - $30,536. As a result of the December 18, 2017 amendment described below, our debt obligations under the Senior Notes are required to be repaid in connection with the consummation of the Combination.
We also have senior notes totaling $141,877 in aggregate principal amount outstanding as of December 31, 2017 (the “Second Senior Notes”) with BofA as administrative agent. Interest is payable semi-annually at a fixed rate of 7.53%, with principal of $141,877 due in July 2025. The principal balance reflects the use of $57,100 of the proceeds from the sale of the Capital Services Operations to repay a portion of the Second Senior Notes. As a result of the December 18, 2017 amendment described below, our debt obligations under the Second Senior Notes are required to be repaid in connection with the consummation of the Combination.
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
Compliance—As a result of noncompliance with certain financial covenants, on February 24, 2017, May 8, 2017 and August 9, 2017, we entered into amendments for our Revolving Facility, Second Revolving Facility, and Second Term Loan (collectively, the “Bank Facilities”) and Notes (collectively, with the Bank Facilities, the “Senior Facilities”). The amendments adjusted certain original and amended financial and restrictive covenants, introduced new financial and restrictive covenants, and waived noncompliance with certain covenants and other defaults and events of default. The amendments:

•
Required us to secure the Senior Facilities through the pledge of cash, accounts receivable, inventory, fixed assets, certain real property, and stock of subsidiaries, which was in the process of being completed as of December 31, 2017, and will result in substantially all of our assets, subject to customary exceptions, being pledged as collateral for our Senior Facilities.

•
Required us to repay portions of the Senior Facilities with all of the net proceeds from the sale of our Capital Services Operations (which occurred on June 30, 2017), the issuance of any unsecured debt that is subordinate (“Subordinated Debt”) to the Senior Facilities, the issuance of any equity securities, or the sale of any assets.

•	Replaced the previous financial letter of credit sublimits for our Revolving Facility and Second Revolving Facility with a $100,000 letter of credit sublimit for each.

•	Prohibited mergers and acquisitions, open-market share repurchases and dividend payments and certain inter-company transactions.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Adjusted the interest rates on our Senior Facilities.

•
Required us to execute on our plan to market and sell our Technology Operations by December 27, 2017 (the “Technology Sale”), with an extension of up to 60 days at the discretion of the holders of a majority of the outstanding Notes and at the discretion of the administrative agents of the Bank Facilities.

•
Required us to maintain a minimum aggregate availability under our Committed Facilities, including borrowings and letters of credit, of $150,000 at all times from the date of the applicable amendment through the date of the Technology Sale, and $250,000 thereafter (“Minimum Availability”). Our amendments required the proceeds from the Technology Sale be used to repay our Senior Facilities (“Mandatory Repayment Amount”). Further, our aggregate capacity under the Committed Facilities would be reduced by seventy percent (70%) of the portion of the Mandatory Repayment Amount allocable to the Committed Facilities, upon closing the Technology Sale and certain other mandatory prepayment events.

•
Required minimum levels of trailing 12-month earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined by the amendments, as follows: $500,000 at September 30, 2017; $550,000 at December 31, 2017; $500,000 at March 31, 2018; $450,000 at June 30, 2018 and September 30, 2018; and $425,000 at December 31, 2018 and thereafter (“Minimum EBITDA”). Trailing 12-month EBITDA for purposes of determining compliance with the Minimum EBITDA covenant is adjusted to exclude: an agreed amount attributable to restructuring or integration charges during the third and fourth quarters of 2017; an agreed amount attributable to previous charges on certain projects which occurred during the first and second quarters of 2017; and an agreed amount for potential future charges for the same projects if they were to be incurred during the third and fourth quarters of 2017 (collectively, the “EBITDA Addbacks”).

•
Provided for an amended maximum leverage ratio and minimum fixed charge ratio of 1.75 (“Maximum Leverage Ratio”) and new minimum fixed charge coverage ratio of 2.25 (“Minimum Fixed Charge Coverage Ratio”), which were temporarily suspended and would resume as of March 31, 2018. Trailing 12-month EBITDA for purposes of determining compliance with the Maximum Leverage Ratio and consolidated net income for purposes of determining compliance with the Minimum Fixed Charge Coverage Ratio would be adjusted for the EBITDA Addbacks.

•
Limited the amount of certain of our funded indebtedness to $3,000,000 prior to the Technology Sale and $2,900,000 thereafter, in each case, subject to reduction pursuant to scheduled repayments and mandatory prepayments thereof (but, with respect to the Committed Facilities, only to the extent the commitments have been reduced by such prepayments) made by us after August 9, 2017.

As discussed above, our amended covenants following the August 9, 2017 amendment required, among other things, the completion of our plan to sell the Technology Operations and utilization of the proceeds to repay our Senior Facilities. In connection with the decision to pursue the Combination, we further amended our Senior Facilities on December 18, 2017 (the “Effective Date”). The amendments:

•
Waive any noncompliance with the Maximum Leverage Ratio or Minimum Fixed Charge Coverage Ratio beginning on the Effective Date and ending on the earlier of (i) June 18, 2018 or (ii) the occurrence of certain Combination termination events (the “Covenant Relief Period”).

•	Extend the maturity of the Series A Senior Notes, from December 27, 2017 to August 31, 2018 and increase the interest rates on the Series A Senior Notes.

•	Reduce the Minimum Availability threshold for the Committed Facilities from $150,000 to $50,000 during the Covenant Relief Period.

•
Adjust the required minimum levels of trailing 12-month EBITDA as follows: $550,000 at December 31, 2017, $500,000 at March 31, 2018, $500,000 at June 30, 2018, $550,000 at September 30, 2018, and $575,000 at December 31, 2018 and each quarter thereafter.

•
For the duration of the Covenant Relief Period, increase the amount of certain of our funded indebtedness from $3,000,000 to $3,140,000 less the aggregate amount of all scheduled repayments and mandatory prepayments of such funded indebtedness made after the August 9, 2017 amendment date.

•
Suspend the requirement to consummate the Technology Sale and require the completion of the Combination by June 18, 2018 (the “Combination Closing Deadline”), subject to earlier milestones including: (i) filing of a joint proxy statement/prospectus (“Form S-4”) by February 15, 2018, (ii) filing of a solicitation/recommendation statement on Schedule 14D-9 as promptly as reasonably practicable following (but in any event by no later than 10 business days after) the commencement of the exchange offer related to the Combination, and (iii) duly calling and giving notice of a

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

meeting of the Company’s shareholders as promptly as reasonably practicable after the Form S-4 is declared effective under the Securities Act of 1933, as amended (but in any event by no later than May 18, 2018) (collectively, the “Combination Milestones”).

•
Provide for the mandatory repayment of the outstanding debt under the Senior Facilities on the day of the closing of the Combination, which in the case of the Notes, is to be at the price of the make-whole amount as modified by the amendments. During 2017, we accrued approximately $35,000 within interest expense related to the anticipated modified make-whole payment.

•
Provide for certain events of default in respect of the Combination, including: (i) termination of documentation related to the Combination, (ii) failure of the applicable proposals related to the Combination to be brought for a vote by the shareholders of the Company or McDermott, (iii) the failure of the shareholders of either McDermott or the Company to approve the applicable proposals related to the Combination at their respective shareholder meetings, subject to a seven day grace period, (iv) the supervisory board of directors of the Company changing its recommendation to the Company’s shareholders in respect of the Combination, or (v) the failure of certain financing commitments in respect of the Combination, subject to customary minimum thresholds.

•
Provide for certain other information and modified reporting rights, modifications to mandatory prepayment requirements, and consent rights of the holders of the outstanding Notes and administrative agents of the Bank Facilities as more fully set forth in the amendments.

At December 31, 2017, we were in compliance with our amended restrictive and financial covenants, with a trailing 12-month EBITDA of $656,200, and aggregate availability under our Committed Facilities of at least $200,000 at all times from August 9, 2017 through December 17, 2017, and at least $221,100 at all times from December 18, 2017 through December 31, 2017. Based on our forecasted EBITDA and cash flows, we project future compliance with our financial covenants through the Combination Closing Deadline. Further, we believe we will successfully achieve the various Combination Milestones required by our December 18, 2017 amendments, and believe it is probable we will complete the Combination by the Combination Closing Deadline. Although we do not project future loan compliance violations, due to the requirement for our debt obligations to be repaid in connection with the Combination, debt of approximately $982,000, which by its terms is due beyond one year and would otherwise be shown as long-term, has been classified as current.
Prior to the Combination Agreement, our plan to maintain compliance with our covenants, satisfy our debt obligations, and continue as a going concern included the Technology Sale. However, our current plan is to complete the aforementioned Combination, with no further financing alternatives beyond the Combination. Absent this plan, we would be unable to satisfy our debt obligations, raising substantial doubt regarding our ability to continue as a going concern; however, the Combination alleviates the substantial doubt.
Other—In addition to providing letters of credit, we also issue surety bonds in the ordinary course of business to support our contract performance. At December 31, 2017, we had $344,016 of outstanding surety bonds in support of our projects. In addition, we had $411,445 of surety bonds maintained on behalf of our former Capital Services Operations, for which we have received an indemnity from CSVC. We also continue to maintain guarantees on behalf of our former Capital Services Operations in support of approximately $76,800 of backlog, for which we have also received an indemnity. Capitalized interest was insignificant for 2017, 2016 and 2015.
12. FINANCIAL INSTRUMENTS
Derivatives
Foreign Currency Exchange Rate Derivatives—At December 31, 2017, the notional value of our outstanding forward contracts to hedge certain foreign exchange-related operating exposures was approximately $204,100. These contracts vary in duration, maturing up to four years from period-end. We designate certain of these hedges as cash flow hedges and accordingly, changes in their fair value are recognized in AOCI until the associated underlying operating exposure impacts our earnings. Forward points, which are deemed to be an ineffective portion of the hedges, are recognized within cost of revenue and are not material.
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

•
Level 3—Fair value is based on internally developed models that use, as their basis, significant unobservable market parameters. We did not have any level 3 classifications at December 31, 2017 or 2016.

The following table presents the fair value of our foreign currency exchange rate derivatives and interest rate derivatives at December 31, 2017 and 2016, respectively, by valuation hierarchy and balance sheet classification:

	December 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivative Assets (1)
Other current assets	$—	$1,671	$—	$1,671	$—	$1,146	$—	$1,146
Other non-current assets	—	556	—	556	—	82	—	82
Total assets at fair value	$—	$2,227	$—	$2,227	$—	$1,228	$—	$1,228
Derivative Liabilities
Other current liabilities	$—	$(4,598)	$—	$(4,598)	$—	$(3,509)	$—	$(3,509)
Other non-current liabilities	—	(187)	—	(187)	—	(725)	—	(725)
Total liabilities at fair value	$—	$(4,785)	$—	$(4,785)	$—	$(4,234)	$—	$(4,234)

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

The carrying values of our cash and cash equivalents (primarily consisting of bank deposits), accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. At December 31, 2017, the fair value of our Second Term Loan, based upon the current market rates for debt with similar credit risk and maturities, approximated its carrying value as interest is based on LIBOR plus an applicable floating margin. At December 31, 2017, the fair values of our Senior Notes and Second Senior Notes, based upon the current market rates for debt with similar credit risk and maturities, approximated their carrying values due to their classification as current on our Balance Sheet. At December 31, 2016, our Senior Notes and Second Senior Notes had a total fair value of approximately $785,700 and $206,400, respectively, based on current market rates for debt with similar credit risk and maturities and were categorized within level 2 of the valuation hierarchy.
Derivatives Disclosures
Fair Value—The following table presents the total fair value by underlying risk and balance sheet classification for derivatives designated as cash flow hedges and derivatives not designated as cash flow hedges at December 31, 2017 and 2016:

	Other Current and Non-Current Assets		Other Current and Non-Current Liabilities
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Derivatives designated as cash flow hedges
Interest rate	$—	$49	$—	$—
Foreign currency	385	109	(140)	(536)
Fair value	$385	$158	$(140)	$(536)
Derivatives not designated as cash flow hedges
Foreign currency	$1,842	$1,070	$(4,645)	$(3,698)
Fair value	$1,842	$1,070	$(4,645)	$(3,698)
Total fair value	$2,227	$1,228	$(4,785)	$(4,234)

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Master Netting Arrangements (“MNAs”)—Our derivatives are executed under International Swaps and Derivatives Association MNAs, which generally allow us and our counterparties to net settle, in a single net payable or receivable, obligations due on the same day, in the same currency and for the same type of derivative instrument. We have elected the option to record all derivatives on a gross basis in our Balance Sheet. The following table presents our derivative assets and liabilities at December 31, 2017 on a gross basis and a net settlement basis:

	Gross Amounts Recognized (i)	Gross Amounts Offset on the Balance Sheet (ii)	Net Amounts Presented on the Balance Sheet (iii) = (i) - (ii)	Gross Amounts Not Offset on the Balance Sheet (iv)		Net Amount (v) = (iii) - (iv)
				Financial Instruments	Cash Collateral Received
Derivative Assets
Foreign currency	$2,227	$—	$2,227	$(297)	$—	$1,930
Total assets	$2,227	$—	$2,227	$(297)	$—	$1,930
Derivative Liabilities
Foreign currency	$(4,785)	$—	$(4,785)	$297	$—	$(4,488)
Total liabilities	$(4,785)	$—	$(4,785)	$297	$—	$(4,488)
AOCI/Other—The following table presents the total value, by underlying risk, recognized in other comprehensive income (“OCI”) and reclassified from AOCI to interest expense (interest rate derivatives) and cost of revenue (foreign currency derivatives) during 2017 and 2016 for derivatives designated as cash flow hedges:

	Amount of Gain (Loss) on Effective Derivative Portion
	Recognized in OCI		Reclassified from AOCI into Earnings (1)
	Years Ended December 31,
	2017	2016	2017	2016
Derivatives designated as cash flow hedges
Interest rate	$—	$(740)	$49	$(510)
Foreign currency	637	(304)	651	(835)
Total	$637	$(1,044)	$700	$(1,345)

(1)	Net unrealized gains totaling approximately $45 are anticipated to be reclassified from AOCI into earnings during the next 12 months due to settlement of the associated underlying obligations.
The following table presents the total value recognized in cost of revenue for 2017 and 2016 for foreign currency derivatives not designated as cash flow hedges:

	Amount of Gain (Loss) Recognized in Earnings
	Years Ended December 31,
	2017	2016
Derivatives not designated as cash flow hedges
Foreign currency	$(8,598)	$(15,287)
Total	$(8,598)	$(15,287)

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. RETIREMENT BENEFITS
Defined Contribution Plans
We sponsor multiple defined contribution plans for eligible employees with various features, including voluntary employee pre-tax and Roth-based contributions, and Company matching and other contributions. During 2017, 2016 and 2015, we expensed $31,764, $60,144 and $42,722, respectively, for these plans. In addition, we sponsor multiple defined contribution plans that cover eligible employees for which we do not provide contributions. The cost of these plans was not significant to us in 2017, 2016 or 2015.
Defined Benefit Pension and Other Postretirement Plans
We sponsor various defined benefit pension plans covering eligible employees and provide specific post-retirement benefits for eligible retired U.S. employees and their dependents through health care and life insurance benefit programs. These plans may be changed or terminated by us at any time. The following tables present combined information for our defined benefit pension and other postretirement plans:

Components of Net Periodic Benefit Cost	Pension Plans			Other Postretirement Plans
	2017	2016	2015	2017	2016	2015
Service cost	$11,728	$9,337	$10,611	$685	$704	$791
Interest cost	19,120	23,078	23,242	1,366	1,361	1,545
Expected return on plan assets	(23,969)	(26,314)	(28,341)	—	—	—
Amortization of prior service credits	(635)	(617)	(620)	—	—	—
Recognized net actuarial losses (gains)	6,184	5,719	7,648	(2,741)	(3,361)	(2,696)
Settlement expense (1)	2,426	—	—	—	—	—
Net periodic benefit cost (income)	$14,854	$11,203	$12,540	$(690)	$(1,296)	$(360)

Change in Projected Benefit Obligation	Pension Plans		Other Postretirement Plans
	2017	2016	2017	2016
Projected benefit obligation at beginning of year	$877,257	$824,968	$33,407	$30,948
Service cost	11,728	9,337	685	704
Interest cost	19,120	23,078	1,366	1,361
Actuarial (gain) loss (2)	(422)	127,406	(1,121)	2,702
Plan participants’ contributions	2,880	2,850	598	502
Benefits paid	(42,899)	(36,955)	(2,241)	(2,810)
Settlement (1)	(4,556)	—	—	—
Currency translation (3)	106,654	(73,427)	—	—
Projected benefit obligation at end of year	$969,762	$877,257	$32,694	$33,407

Change in Plan Assets	Pension Plans		Other Postretirement Plans
	2017	2016	2017	2016
Fair value of plan assets at beginning of year	$703,104	$707,088	$—	$—
Actual return on plan assets	36,491	78,360	—	—
Benefits paid	(42,899)	(36,955)	(2,241)	(2,810)
Employer contributions (4)	17,775	16,770	1,643	2,308
Plan participants’ contributions	2,880	2,850	598	502
Settlement (1)	(4,556)	—	—	—
Currency translation (3)	85,141	(65,009)	—	—
Fair value of plan assets at end of year	$797,936	$703,104	$—	$—
Funded status	$(171,826)	$(174,153)	$(32,694)	$(33,407)

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Balance Sheet Position	Pension Plans		Other Postretirement Plans
	2017	2016	2017	2016
Prepaid benefit cost within other non-current assets	$9,884	$2,798	$—	$—
Accrued benefit cost within other current liabilities	(2,783)	(2,687)	(2,357)	(2,476)
Accrued benefit cost within other non-current liabilities	(178,927)	(174,264)	(30,337)	(30,931)
Net funded status recognized	$(171,826)	$(174,153)	$(32,694)	$(33,407)

Unrecognized net prior service credits	$(3,053)	$(3,259)	$—	$—
Unrecognized net actuarial losses (gains)	202,361	200,334	(23,888)	(25,508)
Accumulated other comprehensive loss (income), before taxes (5)	$199,308	$197,075	$(23,888)	$(25,508)

(1)
Net periodic benefit cost in 2017 was impacted by the settlement of our qualified Canadian pension plan in 2017. The settlement resulted in the immediate recognition of previously unrecognized actuarial gains related to the plan that were previously included in AOCI.

(2)	The actuarial pension plan loss for 2016 was primarily associated with a decrease in discount rate assumptions for our pension plans.

(3)
The currency translation gain for 2017 was primarily associated with the weakening of the U.S. Dollar against the currencies associated with our international pension plans, primarily the Euro and British Pound. The currency translation loss for 2016 was primarily associated with the strengthening of the U.S. Dollar against the currencies associated with our international pension plans, primarily the Euro and British Pound.

(4)	During 2018, we expect to contribute approximately $18,200 and $2,400 to our pension and other postretirement plans, respectively.

(5)	During 2018, we expect to recognize approximately $(600) and $3,000 of previously unrecognized net prior service pension credits and net actuarial pension losses, respectively.
Accumulated Benefit Obligation—At December 31, 2017 and 2016, the accumulated benefit obligation for all defined benefit pension plans was $968,446 and $859,501, respectively. The following table includes summary information for those defined benefit plans with an accumulated benefit obligation in excess of plan assets:

	December 31,
	2017	2016
Projected benefit obligation	$852,008	$766,618
Accumulated benefit obligation	$850,692	$748,862
Fair value of plan assets	$670,299	$589,667
Plan Assumptions—The following table presents the weighted-average assumptions used to measure our defined benefit pension and other postretirement plans:

	Pension Plans		Other Postretirement Plans
	2017	2016	2017	2016
Weighted-average assumptions used to determine benefit obligations at December 31,
Discount rate	2.08%	2.11%	3.69%	4.15%
Rate of compensation increase (1)	2.46%	2.36%	n/a	n/a
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31,
Discount rate	2.11%	2.95%	4.15%	4.47%
Expected long-term rate of return on plan assets (2)	3.27%	3.87%	n/a	n/a
Rate of compensation increase (1)	2.46%	2.36%	n/a	n/a

(1)	The rate of compensation increase relates solely to the defined benefit plans that factor compensation increases into the valuation.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	The expected long-term rate of return on plan assets was derived using historical returns by asset category and expectations of future performance.
Benefit Payments—The following table includes the expected defined benefit and other postretirement plan payments for the next 10 years:

Year	Pension Plans	Other Postretirement Plans
2018	$36,373	$2,357
2019	$36,489	$2,363
2020	$37,918	$2,314
2021	$38,579	$2,243
2022	$39,168	$2,174
2023-2027	$203,571	$9,958
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
Our defined benefit plan assets in the U.S. are invested in well-diversified portfolios of equity (including U.S. large, mid and small-capitalization and international equities) and fixed income securities (including corporate and government bonds). Non-U.S. defined benefit plan assets are similarly invested in well-diversified portfolios of equity, fixed income and other securities. At December 31, 2017, our target weighted-average asset allocations by asset category were: equity securities (35%-40%), fixed income securities (60%-65%), and other investments (0%-5%).
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
The following tables present the fair value of our plan assets by investment category and valuation hierarchy level at December 31, 2017 and 2016:

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Asset Category
Equity Securities:
Global Equities and Cash	$3,663	$—	$—	$3,663
International Funds (1)	—	174,772	—	174,772
Emerging Markets Growth Funds	—	19,753	—	19,753
U.S. Equity Funds	—	15,113	—	15,113
Fixed Income Securities:
International Government Bonds (2)	—	226,341	—	226,341
International Corporate Bonds (3)	—	111,536	—	111,536
International Mortgage Funds (4)	—	70,346	—	70,346
All Other Fixed Income Securities (5)	—	52,998	—	52,998
Other Investments:
Asset Allocation Funds (6)	—	123,414	—	123,414
Total Assets at Fair Value	$3,663	$794,273	$—	$797,936

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Asset Category
Equity Securities:
Global Equities and Cash	$3,310	$—	$—	$3,310
International Funds (1)	—	155,560	—	155,560
Emerging Markets Growth Funds	—	17,342	—	17,342
U.S. Equity Funds	—	13,766	—	13,766
Fixed Income Securities:
International Government Bonds (2)	—	180,850	—	180,850
International Corporate Bonds (3)	—	110,626	—	110,626
International Mortgage Funds (4)	—	64,174	—	64,174
All Other Fixed Income Securities (5)	—	50,321	—	50,321
Other Investments:
Asset Allocation Funds (6)	—	107,155	—	107,155
Total Assets at Fair Value	$3,310	$699,794	$—	$703,104
The following provides descriptions for plan asset categories with significant balances in the tables above:

(1)	Investments in various funds that track international indices.

(2)	Investments in predominately E.U. government securities and U.K. Treasury securities with credit ratings primarily AAA.

(3)	Investments in European and U.K. fixed interest securities with credit ratings of primarily BBB and above.

(4)	Investments in international mortgage funds.

(5)	Investments predominantly in various international fixed income obligations that are individually insignificant.

(6)	Investments in fixed income securities, equities and alternative asset classes, including commodities and property assets.
Health Care Cost Inflation—As noted above, we provide specific postretirement health care benefits for eligible retired U.S. employees and their dependents. Eligible current and future retirees are covered by a defined fixed dollar benefit, under which our costs for each participant are fixed based upon prior years of employee service. Since 2011, new employees are not eligible for these post-retirement health care benefits. Additionally, there is a closed group of retirees for which we assume some or all of the cost of coverage. For this group, health care cost trend rates are projected at annual rates ranging from 5.8% in 2018 down to 5.0% in 2022 and beyond. A change in the assumed health care cost trends by one percentage point is estimated to have an immaterial impact on the total service and interest cost components of net postretirement health care cost for 2017 and the accumulated postretirement benefit obligation at December 31, 2017.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Multi-Employer Pension Plans—We contribute to certain union sponsored multi-employer defined benefit pension plans in the U.S. and Canada. Benefits under these plans are generally based upon years of service and compensation levels. Under U.S. legislation regarding such pension plans, the risks of participation are different than single-employer pension plans as (i) assets contributed to the plan by a company may be used to provide benefits to participants of other companies, (ii) if a participating company discontinues contributions to a plan, other participating companies may have to cover any unfunded liability that may exist, and (iii) a company is required to continue funding its proportionate share of a plan’s unfunded vested benefits in the event of withdrawal (as defined by the legislation) from a plan or plan termination. The following table provides additional information regarding our significant multi-employer defined benefit pension plans, including the funding level of each plan (or zone status, as defined by the Pension Protection Act), whether actions to improve the funding level of the plan have been implemented, where required (a funding improvement plan (“FIP”) or rehabilitation plan (“RP”), and our contributions to each plan and total contributions for 2017, 2016 and 2015, among other disclosures:

	EIN/Plan Number	Plan Year End	Pension Protection Act (% Funded) (1)		FIP/RP Plan (1)	Total Company Contributions (2)			Expiration Date of Collective- Bargaining Agreement (3)
Pension Fund			2017	2016		2017	2016	2015
Boilermaker-Blacksmith National Pension Trust	48-6168020-001	12/31	<65%	65%-80%	Yes	$18,565	$26,375	$23,079	Various
Plumbers and Pipefitters National Pension Fund	52-6152779-001	6/30	65%-80%	65%-80%	Yes	4,597	2,241	2,144	Various
Utah Pipe Trades Pension Trust Fund	51-6077569-001	12/31	>80%	>80%	No	1,219	3,372	5,522	07/19
Twin City Carpenters and Joiners Pension Fund	41-6043137-001	12/31	65%-80%	65%-80%	Yes	—	1,295	5,469	04/19
Twin City Ironworkers Pension Plan	41-6084127-001	12/31	>80%	>80%	No	92	731	2,102	04/19
Middle Tennessee Carpenters and Millwrights Pension Fund (4)	62-6101275-001	4/30	>80%	>80%	No	—	—	6,524	Various
Southern Ironworkers Pension Fund (4)	59-6227091-001	12/31	>80%	>80%	No	—	—	3,458	Various
Plumbers and Steamfitters Local 150 Pension Fund (4)	58-6116699-001	12/31	>80%	>80%	No	—	—	3,510	Various
Boilermakers’ National Pension Plan (Canada)	366708	12/31	N/A	N/A	N/A	5,929	6,709	8,645	04/19
All Other (5)						18,535	19,216	19,110
Total						$48,937	$59,939	$79,563

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

(2)
Our 2017 contributions as a percentage of total plan contributions were not available for any of our plans. For 2016, our contributions to the Utah Pipe Trades Pension Trust Fund, the Southern Ironworkers Pension Fund, the Plumbers and Steamfitters Local 150 Pension Fund and the Boilermakers’ National Pension Plan (Canada) each exceeded 5% of total plan contributions. For 2015, our contributions to the Utah Pipe Trades Pension Trust Fund, the Twin City Carpenters and Joiners Pension Fund, the Twin City Ironworkers Pension Plan, the Southern Ironworkers Pension Fund, the Plumbers and Steamfitters Local 150 Pension Fund and the Boilermakers’ National Pension Plan (Canada) each exceeded 5% of total plan contributions. The level of our contributions to each plan noted above varies from period to period based upon the level of work being performed that is covered under the applicable collective-bargaining agreement.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	The expiration dates of our labor agreements associated with the plans noted as “Various” above vary based upon the duration of the applicable projects.

(4)	The contributions in 2015 were associated with plans that were included with our former Nuclear Operations, which were sold on December 31, 2015.

(5)	Our remaining contributions in 2017, 2016 and 2015 to various U.S. and Canadian plans, were individually immaterial.
We also contribute to our multi-employer plans for annuity benefits covered under the defined contribution portion of the plans as well as health benefits. We made contributions to our multi-employer plans of $49,907, $49,932 and $57,364 during 2017, 2016 and 2015, respectively, for these additional benefits.
14. COMMITMENTS AND CONTINGENCIES
Leases—Certain facilities and equipment, including project-related field equipment, are rented under operating leases that expire at various dates through 2040. Rent expense for operating leases was $83,036, $93,577 and $127,394 for 2017, 2016 and 2015, respectively. Future minimum payments under non-cancelable operating leases having initial terms of one year or more are as follows:

Year	Amount
2018	$55,633
2019	40,802
2020	33,593
2021	26,980
2022	20,224
Thereafter	58,209
Total	$235,441
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
Project Arbitration Matters—We are in arbitration (governed by the arbitration rules of the International Chamber of Commerce) with the customer for one of our previously completed large cost-reimbursable projects, in which the customer is alleging cost overruns on the project. The customer has not provided evidence to substantiate its allegations, and we believe all amounts incurred and billed on the project, including outstanding receivables of approximately $243,000 as of December 31, 2017, are contractually due under the provisions of our contract and are recoverable. The receivables have been classified as a non-current asset on our Balance Sheet as we do not anticipate collection within the next year. We do not believe a risk of material loss is probable related to this matter, and accordingly, no amounts have been accrued. While it is possible that a loss may be incurred, we are unable to estimate the range of potential loss, if any.
In addition, we are in arbitration (governed by the arbitration rules of the United Nations Commission on International Trade Law) with the customer for one of our previously completed consolidated joint venture projects, regarding differing interpretations of the contract related to up to $195,000 of reimbursable billings. Such amounts were previously included within our disclosure of unapproved change orders and claims through the third quarter 2017. We dispute the customer’s interpretation of the contract and believe all amounts incurred and billed on the project, including outstanding receivables of approximately $40,000 as of December 31, 2017, are contractually due under the provisions of our contract and are recoverable. The receivables have been classified as a non-current asset on our Balance Sheet as we do not anticipate collection within the next

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

year. We do not believe a risk of material loss is probable related to this matter, and accordingly, no amounts have been accrued. While it is possible that a loss may be incurred, we are unable to estimate the range of potential loss, if any.
Dispute Related to Sale of Nuclear Operations—On December 31, 2015, we sold our Nuclear Operations to WEC. In connection with the transaction, a post-closing purchase price adjustment mechanism was negotiated between CB&I and WEC to account for any difference between target working capital and actual working capital as finally determined pursuant to the terms of the purchase agreement. On April 28, 2016, WEC delivered to us a purported closing statement that estimated closing working capital was negative $976,506, which was $2,150,506 less than the target working capital amount. In contrast, we calculated closing working capital to be $1,601,805, which was $427,805 greater than the target working capital amount. On July 21, 2016, we filed a complaint against WEC in the Court of Chancery in the State of Delaware seeking a declaration that WEC has no remedy for the vast majority of its claims, and we requested an injunction barring WEC from bringing such claims. On December 2, 2016, the Court of Chancery granted WEC’s motion for judgment on the pleadings and dismissed our complaint, stating that the dispute should follow the dispute resolution process set forth in the purchase agreement, which includes the use of an independent auditor to resolve the working capital dispute. We appealed that ruling to the Delaware Supreme Court. Due to WEC’s bankruptcy filing on March 29, 2017, all claim resolution proceedings were automatically stayed pursuant to the Bankruptcy Code. At the parties’ request, the Bankruptcy Court lifted the automatic stay to permit the appeal and dispute resolution process to continue. Oral argument before the Delaware Supreme Court was held on May 3, 2017, and on June 27, 2017, the Delaware Supreme Court overturned the decision of the Court of Chancery and instructed the Court of Chancery to issue an order enjoining WEC from submitting certain claims to the independent auditor. The parties continue to move forward with those matters still subject to the dispute resolution process and with the selection of a new independent auditor to replace the previous auditor, who had resigned. We do not believe a risk of material loss is probable related to this matter, and, accordingly, no amounts have been accrued. While it is possible that a loss may be incurred, we are unable to estimate the range of potential loss, if any. We believe the Delaware Supreme Court ruling significantly improved our position on this matter and intend to continue pursuing our rights under the purchase agreement.
Asbestos Litigation—We are a defendant in numerous lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Over the past several decades and through December 31, 2017, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 6,200 plaintiffs and, of those claims, approximately 1,200 claims were pending and 5,000 have been closed through dismissals or settlements. Over the past several decades and through December 31, 2017, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount of approximately two thousand dollars per claim. We review each case on its own merits and make accruals based on the probability of loss and our estimates of the amount of liability and related expenses, if any. Although we have seen an increase in the number of recent filings, especially in one specific venue, we do not believe the increase or any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow, and at December 31, 2017, we had approximately $8,500 accrued for liability and related expenses. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that we may expect to recover because of the variability in coverage amounts, limitations and deductibles or the viability of carriers, with respect to our insurance policies for the years in question.
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
We believe we are in compliance, in all material respects, with environmental laws and regulations and maintain insurance coverage to mitigate our exposure to environmental liabilities. We do not believe any environmental matters will have a material adverse effect on our future results of operations, financial position or cash flow. We do not anticipate we will incur material capital expenditures for environmental controls or for the investigation or remediation of environmental conditions during 2018 or 2019.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Letters of Credit/Surety Bonds—In the ordinary course of business, we may obtain surety bonds and letters of credit, which we provide to our customers to secure advance payment or our performance under our contracts, or in lieu of retention being withheld on our contracts. In the event of our non-performance under a contract and an advance being made by a bank pursuant to a draw on a letter of credit, the advance would become a borrowing under a credit facility and thus our direct obligation. Where a surety incurs such a loss, an indemnity agreement between the parties and us may require payment from our excess cash or a borrowing under our credit facilities. When a contract is completed, the contingent obligation terminates and the bonds or letters of credit are returned. See Note 11 for further discussion of our letters of credit and surety bonds.
Insurance—We have elected to retain portions of future losses, if any, through the use of deductibles and self-insured retentions for our exposures related to third party liability and workers’ compensation. Liabilities in excess of these amounts are the responsibilities of an insurance carrier. To the extent we are self-insured for these exposures, reserves (see Note 9) have been provided based upon our best estimates, with input from our legal and insurance advisors. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the near-term. We believe that reasonably possible losses, if any, for these matters, to the extent not otherwise disclosed and net of recorded reserves, will not have a material adverse effect on our future results of operations, financial position or cash flow. At December 31, 2017, we had outstanding surety bonds and letters of credit of $89,440 relating to our insurance programs.
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
15. SHAREHOLDERS’ EQUITY
Treasury Stock—Under Dutch law and our Articles of Association, we may hold no more than 10% of our issued share capital at any time.
AOCI—The following table presents changes in AOCI, net of tax, by component, during 2017:

	Year Ended December 31, 2017
	Currency Translation Adjustment (1)	Unrealized Fair Value Of Cash Flow Hedges	Defined Benefit Pension and Other Postretirement Plans	Total
Balance at December 31, 2016	$(264,562)	$(213)	$(130,841)	$(395,616)
OCI before reclassifications	81,128	976	(6,628)	75,476
Amounts reclassified from AOCI	—	(464)	4,096	3,632
Net OCI	81,128	512	(2,532)	79,108
Balance at December 31, 2017	$(183,434)	$299	$(133,373)	$(316,508)

(1)	During 2017, the currency translation adjustment component of AOCI was favorably impacted by net movements in the Australian Dollar, British Pound, and Euro exchange rates against the U.S. Dollar.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents reclassification of AOCI into earnings, net of tax, for each component, during 2017:

Amount Reclassified From AOCI
Unrealized Fair Value Of Cash Flow Hedges (1)
Interest rate derivatives (interest expense)	$(49)
Foreign currency derivatives (cost of revenue)	(651)
Total before tax	$(700)
Tax	236
Total net of tax	$(464)
Defined Benefit Pension and Other Postretirement Plans (2)
Amortization of prior service credits	$(635)
Recognized net actuarial losses	5,941
Total before tax	$5,306
Tax	(1,210)
Total net of tax	$4,096

(1)	See Note 12 for further discussion of our cash flow hedges, including the total value reclassified from AOCI to earnings.

(2)	See Note 13 for further discussion of our defined benefit and other postretirement plans, including the components of net periodic benefit cost.
Other—Changes in common stock, APIC and treasury stock during 2017 and 2016 primarily relate to activity associated with our stock-based compensation plans and share repurchases.

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
In connection with the Combination Agreement, change in control (“CIC”) provisions were triggered for certain management which resulted in their equity-based awards (including RSUs, financial performance based shares, and stock performance based shares) becoming fully vested, as described further in the “RSUs” and “Performance Based Shares” sections below.
Compensation expense related to our Incentive Plans was $56,775, $36,921 and $53,086 for 2017, 2016 and 2015, respectively (including $6,798, $2,374 and $4,203, respectively, associated with our discontinued Capital Services Operations). At December 31, 2017, 5,284 authorized shares remained available under our Incentive Plans for future RSU, performance based share, or stock option grants.
Under our employee stock purchase plan (“ESPP”), employees may make quarterly purchases of shares at a discount through regular payroll deductions for up to 8% of their compensation. The shares are purchased at 85% of the closing price per share on the first trading day following the end of the calendar quarter. Compensation expense related to our ESPP, representing the difference between the fair value on the date of purchase and the price paid, was $1,649, $2,499 and $3,042 for 2017, 2016 and 2015, respectively (including $76, $418 and $535, respectively, associated with our discontinued Capital Services Operations). At December 31, 2017, 2,225 authorized shares remained available for purchase under the ESPP, however our ESPP program was suspended in anticipation of the Combination.
Total compensation expense for our Incentive Plans and ESPP was $58,424, $39,420 and $56,128 for 2017, 2016 and 2015, respectively (including $6,874, $2,792 and $4,738, respectively, associated with our discontinued Capital Services Operations). At December 31, 2017, there was $24,238 of unrecognized compensation cost related to share-based grants, which is expected to be recognized over a weighted-average period of 1.6 years.
We receive a tax deduction during the period in which certain options are exercised, generally for the difference in the option exercise price and the price of the shares at the date of exercise (“intrinsic value”). Additionally, we receive a tax deduction upon the vesting of RSUs and performance based shares for the price of the shares at the date of vesting. Our total recognized tax benefit based on our compensation expense was $12,676, $10,377 and $16,924 for 2017, 2016 and 2015, respectively (including $892, $527 and $854, respectively, associated with our discontinued Capital Services Operations).
RSUs—Our RSU awards may not be sold or otherwise transferred until certain restrictions have lapsed, which is generally over a four-year graded vesting period. The total initial fair value for these awards is determined based upon the market price of our stock at the grant date applied to the total number of shares that we anticipate will vest. This fair value is expensed on a straight-line basis over the vesting period, subject to retirement eligibility expense acceleration, where applicable. RSUs granted to directors vest, and are expensed, over one year. During 2017, we recognized $34,415 of compensation expense (including $6,491 of expense associated with our discontinued Capital Services Operations), primarily within selling and administrative expense. In addition, during 2017, we recognized $10,398 of additional compensation expense, primarily within selling and administrative expense, for the accelerated vesting of RSUs in connection with the CIC provisions described above. The following table presents RSU activity for 2017:

	Shares	Weighted Average Grant-Date Fair Value per Share
Nonvested RSUs
Balance at December 31, 2016	1,834	$41.99
Granted	1,131	$31.84
Vested	(1,469)	$39.11
Forfeited	(112)	$37.73
Balance at December 31, 2017	1,384	$34.96
Directors’ RSUs
Balance at December 31, 2016	37	$38.18
Granted	47	$29.72
Vested	(37)	$38.18
Balance at December 31, 2017	47	$29.72

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2016, 1,058 RSUs (including 37 directors’ shares subject to restrictions) were granted with a weighted-average grant-date fair value per share of $33.36. During 2015, 1,043 RSUs (including 28 directors’ shares subject to restrictions) were granted with a weighted-average grant-date fair value per share of $42.39. The total fair value of RSUs that vested during 2017, 2016 and 2015 was $13,889, $26,469 and $28,081, respectively.
Performance Based Shares—Our performance based share awards are subject to the achievement of specified Company performance targets, including financial performance, stock price performance relative to industry peers or stock price performance relative to a construction industry index.

•
Financial Performance Based Grants—Financial performance based share awards are based upon EPS and generally vest over three years. The total initial fair value for these awards is determined based upon the market price of our stock at the grant date applied to the total number of shares that we anticipate will vest. This fair value is expensed over the vesting period based on the level of payout expected to be achieved, subject to retirement eligibility expense acceleration, where applicable. During 2017, we did not recognize any expense relating to financial performance based share awards as a result of the underlying performance conditions. However, we recognized $5,023 of expense within restructuring related costs for approximately 280 performance based shares that were vested and converted to liability awards in connection with the CIC provisions described above. These awards had a weighted average grant-date fair value per share of $17.92 and will be paid during 2018 in connection with the Combination. In addition, during 2017, 2016 and 2015, financial performance based shares totaling 597, 665 and 702, respectively, were granted with a weighted-average grant-date fair value per share of $36.00, $33.56 and $41.67, respectively. During 2017, upon vesting and achievement of certain 2016 performance goals, we distributed 50 financial performance based shares with a weighted-average grant-date fair value per share of $35.98. The total fair value of financial performance based share awards that vested during 2017, 2016 and 2015 was $1,781, $24,446 and $23,463, respectively.

•
Stock Performance Based Grants—Stock performance based share awards are based upon stock price performance relative to industry peers or a construction industry index, and generally vest over three years. The total initial fair value for these awards is determined based upon a Monte Carlo simulation value at the grant date applied to the total number of granted target shares. This fair value is expensed ratably over the vesting period, and during 2017, we recognized $5,414 of compensation expense (including $307 associated with our discontinued Capital Services Operations). In addition, during 2017 we recognized $1,525 of additional compensation expense, primarily within selling and administrative expense, for approximately 60 performance based shares that were vested and converted to liability awards in connection with the CIC provisions described above. These awards had a weighted average grant-date fair value per share of $41.69, and will be paid 2018 in connection with the Combination. During 2017, 149 stock performance based shares were granted with a weighted-average grant-date fair value per share of $44.21 and was based upon a risk-free interest rate of 1.54%, historical volatility of 41% and a remaining performance period of 2.9 years. During 2016, 166 stock performance-based shares were granted with a weighted-average grant-date fair value per share of $37.41 and was based upon a risk-free interest rate of 0.86%, historical volatility of 38% and a remaining performance period of 2.9 years. During 2015, 130 stock performance-based shares were granted with a weighted-average grant-date fair value per share of $37.35 and was based upon a risk-free interest rate of 1.10%, an expected dividend yield of 0.69%, historical volatility of 39% and a remaining performance period of 3.9 years (as these shares cliff vest at the end of four years). The risk-free interest rate was based on the U.S. Treasury yield curve on the grant date, expected dividend yield was based on dividend levels at the grant date, expected volatility was based on the historical volatility of our stock, and the expected life of shares granted represents the longest remaining performance period from the grant date. There were no vestings in 2017, 2016 or 2015.

Stock Options—Stock options are generally granted with an exercise price equivalent to the market price of our stock on the date of grant and expire after 10 years. Options granted to employees generally vest over a period ranging from three to seven years. The total initial fair value for option awards is determined based upon the calculated Black-Scholes fair value of each stock option at the date of grant applied to the total number of options that we anticipate will vest. This fair value is expensed on a straight-line basis over the estimated vesting period, subject to retirement eligibility expense acceleration, where applicable. There were no options granted during 2017, 2016 or 2015.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate intrinsic value of options exercised was $449, $533 and $1,126 for 2017, 2016 and 2015, respectively. During 2017, we received net cash proceeds of $1,138, and realized an actual income tax benefit of $149, from the exercise of stock options. The following table presents stock option activity for 2017:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding options at December 31, 2016	598	$19.47
Exercised	(66)	$17.12
Forfeited / Expired	(35)	$51.88
Outstanding options at December 31, 2017 (1)	497	$17.55	1.1	$2,603
Exercisable options at December 31, 2017	490	$17.33	1.1	$2,603

(1)	We estimate that all outstanding options will ultimately vest.
17. INCOME TAXES
Income Tax (Expense) Benefit
The following table presents the sources of (loss) income before taxes and income tax (expense) benefit, by tax jurisdiction for 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	2015
Sources of (Loss) Income Before Taxes
U.S.	$(821,900)	$(54,587)	$(1,007,172)
Non-U.S.	300,737	412,737	429,123
Total	$(521,163)	$358,150	$(578,049)

	Years Ended December 31,
Sources of Income Tax (Expense) Benefit	2017 (2)	2016 (3)	2015 (4)
Current income taxes
U.S. Federal (1)	$1,020	$740	$9,605
U.S. State	(5,770)	(5,567)	(5,893)
Non-U.S.	(62,571)	(78,829)	(80,488)
Total current income taxes	$(67,321)	$(83,656)	$(76,776)
Deferred income taxes
U.S. Federal	$(549,635)	$100,686	$208,886
U.S. State	(89,128)	(2,707)	191
Non-U.S.	(92,851)	6,603	(30,107)
Total deferred income taxes	$(731,614)	$104,582	$178,970
Total income tax (expense) benefit	$(798,935)	$20,926	$102,194

(1)	Tax expense of $6,409 and $4,925 associated with share-based compensation were recorded in APIC in 2016 and 2015, respectively.

(2)
Income tax expense for 2017 was impacted by approximately $1,051,000, primarily due to the revaluation of our U.S. DTAs resulting from the impact of the Tax Reform Act and the establishment of VAs against our net U.S. and non-U.S. DTAs, as further discussed below.

(3)
Income tax expense for 2016 benefited by approximately $15,000 from the release of VA for our Non-U.S. NOLs and by approximately $67,000 from the reversal of a deferred tax liability associated with historical earnings of a non-U.S. subsidiary for which the earnings are no longer anticipated to be subject to tax.

(4)
Income tax expense for 2015 was impacted by approximately $62,600, primarily due to the establishment of VA against U.S.-State NOLs generated in 2015 as a result of the impact of the sale of our Nuclear Operations (approximately $58,000). Income tax expense for 2015 also reflects the non-deductibility of the goodwill impairment for the period.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of income taxes at The Netherlands’ (our country of domicile) statutory rate to income tax (expense) benefit for 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	2015
Income tax benefit (expense) at statutory rate (25.0% for 2017, 2016 and 2015)	$130,291	$(89,538)	$144,512
U.S. State income taxes	(61,684)	(6,461)	(3,984)
Non-deductible meals and entertainment	(15,493)	(8,302)	(8,951)
U.S. Federal valuation allowance established	(564,586)	—	—
U.S. Federal tax rate change	(306,430)	—	—
Non-U.S. valuation allowance established	(105,452)	(8,020)	(1,985)
Non-U.S. valuation allowance utilized	1,700	23,809	4,642
Statutory tax rate differential	78,730	4,855	102,941
Unremitted earnings of subsidiaries	6,650	64,376	(10,369)
Noncontrolling interests	9,002	20,165	19,427
Non-deductible goodwill impairment	—	—	(158,585)
Non-taxable interest income	28,773	18,856	—
Excess stock compensation tax expense	(5,417)	—	—
Other, net	4,981	1,186	14,546
Income tax (expense) benefit	$(798,935)	$20,926	$102,194

Effective tax rate	(153.3)%	(5.8)%	17.7%
Deferred Taxes
Summary—The principal temporary differences included in deferred income taxes reported on the December 31, 2017 and 2016 Balance Sheets were as follows:

	December 31,
	2017	2016
Deferred Tax Assets
U.S. Federal operating losses and credits	$443,761	$595,630
U.S. State operating losses and credits	229,923	203,195
Non-U.S. operating losses	67,081	50,410
Contract revenue and cost	29,530	55,748
Employee compensation and benefit plan reserves	59,548	80,733
Insurance and legal reserves	7,682	16,209
Disallowed interest	145,833	117,558
Other	74,629	70,969
Total deferred tax assets	$1,057,987	$1,190,452
Valuation allowance	(954,299)	(160,568)
Net deferred tax assets	$103,688	$1,029,884
Deferred Tax Liabilities
Investment in foreign subsidiaries	$(1,586)	$(14,644)
Depreciation and amortization	(165,873)	(292,439)
Net deferred tax liabilities	$(167,459)	$(307,083)

Net total deferred tax assets	$(63,771)	$722,801

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2017, we did not provide deferred income taxes on temporary differences of approximately $281,600 resulting primarily from earnings of our non-U.S. subsidiaries which are indefinitely reinvested. The reversal of these temporary differences could result in additional tax; however, it is not practicable to estimate the amount of any unrecognized deferred income tax liabilities at this time. Deferred income taxes are provided as necessary with respect to earnings that are not indefinitely reinvested.
Deferred Tax Realization Assessments—At December 31, 2017 we had total DTAs of $1,057,987 (including U.S. DTAs of $878,914 after the impacts of the Tax Reform Act discussed below), and at December 31, 2016 we had total DTAs of $1,190,452 (including U.S. DTAs of $1,059,405). On a periodic and ongoing basis we evaluate our DTAs (including our net operating loss (“NOL”) DTAs) and assess the appropriateness of our VAs. In assessing the need for a VA, we consider both positive and negative evidence related to the likelihood of realization of the DTAs. If, based on the weight of available evidence, our assessment indicates that it is more likely than not that a DTA will not be realized, we record a VA. Our assessments include, among other things, the amount of taxable temporary differences that will result in future taxable income, the value and quality of our backlog, evaluations of existing and anticipated market conditions, analysis of recent and historical operating results (including cumulative losses over multiple periods) and projections of future results, strategic plans and alternatives for associated operations, as well as asset expiration dates, where applicable. If the factors upon which we based our assessment of realizability of our DTAs differ materially from our expectations, including future operating results being lower than our current estimates, our future assessments could be impacted and result in an increase in VA and increase in tax expense.
Year End 2016 Assessment
During 2015 and 2016, we incurred losses primarily resulting from goodwill impairment and other charges incurred as a result of the sale of our Nuclear Construction business on December 31, 2015 (discussed in Note 4) and the anticipated sale of our Capital Services Operations, which occurred on June 30, 2017 (discussed in Note 5). As a result of such losses, we had a cumulative U.S. loss for the three years ended December 31, 2016 (representing our recent results as of December 31, 2016). Accordingly, in assessing the positive and negative evidence related to the likelihood of utilizing our significant U.S. DTAs (including our U.S. NOL DTAs), we gave consideration to multiple factors, including the following positive evidence:

•
The operations that resulted in such losses were either sold as of December 31, 2016 or contemplated for sale as of the filing of our 2016 Form 10-K. Specifically, absent the charges related to the exited businesses (including non-deductible goodwill charges), our cumulative U.S. income for the three years ended December 31, 2016 was approximately $1,096,700;

•
We had a history of U.S. income prior to incurring the losses during 2015 and 2016. Specifically, our cumulative U.S. income for the ten year period ended December 31, 2014 was approximately $1,509,000;

•	In spite of such U.S. losses during 2015 and 2016, we were not in a cumulative loss position for the three years ended December 31, 2016 on a consolidated basis; and

•
Our projections of U.S. income, inclusive of the reversal of taxable temporary differences, indicated we would realize our U.S. NOL DTAs over ten years prior to their expiration in 2035. Our projections of U.S. income were supported by a significant U.S. backlog of approximately $9,305,000 at December 31, 2016, and a strong forecasted U.S. market for our EPC and technology products and services.

Based on the aforementioned, we believed the positive evidence outweighed the negative evidence and concluded it was more likely than not that we would utilize our U.S. DTAs, as of December 31, 2016.
Interim 2017 Assessment
During the first half of 2017 and the third quarter 2017, we incurred additional U.S. losses due to charges on certain projects (discussed in Note 18). As a result of such losses, we were projecting a cumulative loss in the U.S., and on a consolidated basis, for the three years ending December 31, 2017. Accordingly, in assessing the positive and negative evidence related to the likelihood of utilizing the U.S. DTAs, we again gave consideration to multiple factors, including the following positive evidence:

•	The aforementioned history of U.S. income and the fact that we had exited the businesses that resulted in the losses for 2015 and 2016;

•
In July 2017, we initiated steps to market and sell our Technology Operations (discussed in Note 2) and classified the Technology Operations as a discontinued operation during the third quarter 2017. We anticipated that proceeds from the transaction would result in a significant U.S. taxable gain that would be realized during the fourth quarter 2017 or prior to filing our 2017 Form 10-K. Including the anticipated taxable gain, we projected we would not have a

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cumulative loss on a consolidated basis for the three years ending December 31, 2017. Further, including the anticipated taxable gain and excluding the non-deductible goodwill charges, we projected we would not have a cumulative loss in the U.S. for the three years ending December 31, 2017; and

•
The aforementioned taxable gain would result in the accelerated realization of a significant portion of our U.S. NOL DTAs. Further, our projections of U.S. income, inclusive of the reversal of taxable temporary differences, indicated we would continue to realize the remaining U.S. NOL DTAs over ten years prior to their expiration in 2035.

Based on the aforementioned, during the first half of 2017 and the third quarter 2017, we believed the positive evidence continued to outweigh the negative evidence and concluded that it was still more likely than not that we would utilize our U.S. DTAs, as of June 30, 2017 and September 30, 2017.
Year End 2017 Assessment
During the fourth quarter 2017, we incurred additional U.S. losses primarily due to charges on certain projects (discussed in Note 18). Further, we entered into the Combination Agreement (discussed in Note 2) and suspended our plan to sell our Technology Operations. As a result, the gain from the Technology Sale was not realized during 2017. Because the gain from the Technology Sale was not realized, and due to the additional losses, we had a cumulative U.S. and consolidated loss for the three years ended December 31, 2017 (representing our recent results as of December 31, 2017). Accordingly, in assessing the positive and negative evidence related to the likelihood of utilizing the U.S. DTAs, we again gave consideration to multiple factors, including the following positive evidence:

•
The Combination, which we anticipate will close in the second quarter 2018, will result in the sale of our Technology Operations to McDermott in advance of the consummation of the transaction (“Combination Technology Sale”), which will result in a significant U.S. taxable gain similar to the gain anticipated in connection with the original Technology Sale.

•
Our projections of U.S. income, inclusive of the reversal of taxable temporary differences and the anticipated gain resulting from the Combination, indicate we will continue to realize the remaining U.S. NOL DTAs prior to their expiration in 2037.

Although we believe it is probable we will complete the Combination and realize the aforementioned gain, certain factors required to complete the transaction are beyond our control, and as of December 31, 2017, we are unable to consider the anticipated gain from the Combination Technology Sale as positive evidence in connection with our assessment of the realizability of our U.S. NOL DTAs, or our remaining U.S. and non-U.S. DTAs. As a result, and due to the cumulative U.S. and consolidated losses for the three years ended December 31, 2017, we believe the negative evidence now outweighs the positive evidence with respect to our ability to utilize our U.S. NOL DTAs, and our remaining net U.S. and non-U.S. DTAs. We therefore concluded that it is no longer more likely than not that we will utilize our net DTAs as of December 31, 2017, and during the fourth quarter 2017 we recorded a VA of approximately $702,000 against our U.S. NOL DTAs, and our remaining net U.S. and non-U.S. DTAs. As a result of the aforementioned and other VAs recorded during the first three quarters of 2017, we recorded total VAs during 2017 of approximately $750,800.
At December 31, 2017, excluding VAs we had Non-U.S. NOL DTAs of $67,100, representing Non-U.S. NOLs of $298,000 (including $162,300 in the U.K. and $135,700 in other jurisdictions); U.S.-Federal NOLs DTAs of $376,300, representing U.S.-Federal NOLs of $1,792,100; U.S.-State NOL DTAs of $225,200; and foreign and other tax credits of $72,200. Excluding NOLs having an indefinite carryforward, principally in the U.K., the Non-U.S. NOLs will expire from 2018 to 2037. Further, the U.S.-Federal NOLs will expire from 2033 to 2037 and the U.S.-State NOLs will expire from 2018 to 2037. The other credits will expire from 2021 to 2037.
The Tax Reform Act
The Tax Reform Act was signed into law on December 22, 2017 and significantly changes U.S. tax law by, among other things: reducing the U.S. Federal corporate income tax rate from a maximum of 35% to 21% (effective January 1, 2018); imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries; implementing a territorial tax system; and eliminating U.S. federal income taxes on dividends from foreign subsidiaries. The Tax Reform Act also modifies: the limitation on the amount of deductible interest expense, the limitation on the deductibility of meals and entertainment expenses, and the limitation on the deductibility of certain executive compensation.
Change in U.S. Corporate Tax Rate Impacts—As a result of the reduction in the U.S. corporate income tax rate, we revalued our U.S. deferred taxes at December 31, 2017 and recognized income tax expense of approximately $306,430 for 2017, representing our provisional estimate of the impact of the change in corporate tax rate.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Repatriation Tax Impacts—The Tax Reform Act provides for a one-time deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits (“E&P”) through the year ended December 31, 2017. We estimated that $47,100 of undistributed foreign E&P was subject to the deemed mandatory repatriation and recognized income tax expense of approximately $7,900 for 2017, representing our provisional estimate of the impact of the Tax Reform Act. No cash tax will be paid related to the transition tax as the repatriation income inclusion is offset by current year losses in the U.S. In addition, we had previously accrued a deferred tax liability of $14,600 for undistributed foreign E&P that was not considered permanently reinvested. As a result of these items, the net impact to income tax expense for 2017 was an income tax benefit of $6,700, which is included in unremitted earnings of subsidiaries on our reconciliation of income taxes.
Territorial Tax System Impacts—While the Tax Reform Act provides for a territorial tax system, beginning in 2018, it includes two new U.S. tax base erosion provisions, (i) the global intangible low-taxed income (“GILTI”) provisions and (ii) the base-erosion and anti-abuse tax (“BEAT”) provisions. The GILTI provisions will require us to include, in our U.S. income tax return, foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. We are currently assessing the GILTI provisions and have not yet selected an accounting policy for its application; however, we do not anticipate that it will have a material impact on our future tax expense as our non-U.S. operations are generally not conducted by foreign subsidiaries of the U.S. consolidated group. The BEAT provisions in the Tax Reform Act eliminate the deduction of certain base-erosion payments made to related foreign corporations, and impose a minimum tax if greater than regular tax. We expect to be subject to this tax in future years but have not completed our analysis of projected tax that could be owed in future periods as a result of the new provisions.
Other Impacts—We are currently analyzing the anticipated effects of the other provisions of the Tax Reform Act. As discussed in Note 2, the SEC issued SAB 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. We have recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and deemed repatriated earnings and have reflected those estimates in our Balance Sheet at December 31, 2017 and in our results for 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of the Tax Reform Act. We anticipate completing our analysis in connection with the completion of our tax return for 2017 to be filed in 2018.
Unrecognized Income Tax Benefits
At December 31, 2017 and 2016, our unrecognized income tax benefits totaled $16,251 and $14,162, respectively, and we do not anticipate significant changes in this balance in the next year. The following is a reconciliation of our unrecognized income tax benefits for the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017	2016
Unrecognized income tax benefits at the beginning of the year	$14,162	$9,140
Increase as a result of:
Tax positions taken during the prior period	2,319	6,038
Decreases as a result of:
Lapse of applicable statute of limitations	—	—
Settlements with taxing authorities	(230)	(1,016)
Unrecognized income tax benefits at the end of the year (1)	$16,251	$14,162

(1)
If these income tax benefits were ultimately recognized, approximately $13,100 and $11,000 of the December 31, 2017 and 2016 balances, respectively, would benefit tax expense as we are contractually indemnified for the remaining balances.

We have operations, and are subject to taxation, in various jurisdictions, including significant operations in the U.S., The Netherlands, Canada, the U.K., Australia, South America and the Middle East. Tax years remaining subject to examination by worldwide tax jurisdictions vary by country and legal entity, but are generally open for tax years ending after 2006. To the extent penalties and associated interest are assessed on any underpayment of income tax, such amounts are accrued and classified as a component of income tax expense and interest expense, respectively. For 2017, 2016 and 2015, interest and penalties were not significant.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18. UNAPPROVED CHANGE ORDERS, CLAIMS, INCENTIVES AND OTHER PROJECT MATTERS
Unapproved Change Orders, Claims and Incentives—We have unapproved change orders and claims (collectively, “Claims”) and incentives included in project price for consolidated and proportionately consolidated projects within our Engineering & Construction and Fabrication Services operating groups.
At December 31, 2017 and 2016, our pro-rata share of Claims included in project price totaled approximately $227,200 and $121,100, respectively, for projects in both operating groups. Our Claims at December 31, 2017 are primarily related to a completed project and an active proportionately consolidated joint venture project. The Claims are primarily associated with fabrication activities and schedule related delays (including force majeure weather events for one of the projects) and related prolongation costs. Our claims increased by approximately $106,100 during 2017 primarily due to the aforementioned items. Approximately $102,600 of the Claim amounts at December 31, 2017 are subject to arbitration or dispute resolution proceedings that are progressing, and the remainder are subject to ongoing commercial discussions. Further, approximately $194,700 of the Claim amounts had been recognized as revenue on a cumulative POC basis through December 31, 2017. Of the recognized Claim amounts at December 31, 2017, approximately $14,700 had been paid by the respective customers and the remainder has been reflected within cost and estimated earnings in excess of billings on our Balance Sheet.
At December 31, 2017 and 2016, we also had incentives included in project price of approximately $77,000 and $43,000, respectively, for projects within both operating groups. Our incentives at December 31, 2017 are primarily related to one of our U.S. gas turbine power projects discussed further below. Approximately $55,800 of such amounts had been recognized as revenue on a cumulative POC basis through December 31, 2017.
The aforementioned amounts recorded in project price and recognized as revenue reflect our best estimates of recovery; however, the ultimate resolution and amounts received could differ from these estimates and could have a material adverse effect on our results of operations, financial position and cash flow. See Note 14 for further discussion of outstanding receivables related to one of our completed large cost-reimbursable projects and one of our completed consolidated joint venture projects.
Westinghouse Bankruptcy—At December 31, 2017, we had approximately $30,000 of accounts receivable and unbilled amounts due from Westinghouse. On March 29, 2017, Westinghouse filed voluntary petitions to reorganize under Chapter 11 of the U.S. Bankruptcy Code (“Westinghouse Bankruptcy”). We currently do not believe the Westinghouse Bankruptcy will impact the realizability of the receivable amounts and therefore, no amounts have been reserved as of December 31, 2017.
Project Changes in Estimates—Backlog for each of our operating groups generally consists of several hundred contracts and our results may be impacted by changes in estimated project margins.
For 2017, significant changes in estimated margins on four projects within our Engineering & Construction operating group resulted in a decrease to our income from operations of approximately $870,000 (approximately $404,000 for our two U.S. gas turbine power projects in the Northeast and Midwest (“Two Gas Projects”) and approximately $466,000 for our two U.S. LNG export facility projects (“Two LNG Projects”) as discussed further below). In addition, changes in estimated margins on a large consolidated joint venture project and a separate cost reimbursable project within our Engineering & Construction operating group resulted in an increase to our income from operations of approximately $103,000 (both benefiting from changes in estimated recoveries on the projects).
For 2017, individual projects with significant changes in estimated margins within our Fabrication Services operating group did not have a material net impact on our income from operations.
For 2016, significant changes in estimated margins on projects within our Engineering & Construction and Fabrication Services operating groups resulted in a decrease to our income from operations of approximately $328,000, and significant changes in estimated margins on projects within our Engineering & Construction operating group resulted in an increase to our income from operations of approximately $124,000.
For 2015, individual projects with significant changes in estimated margins did not have a material net impact on our income from operations.
Two Gas Projects
The Two Gas Projects were in a loss position at December 31, 2017, and the aforementioned impacts for 2017 from changes in estimates occurred primarily during the first half of 2017. The projects were impacted primarily by lower than anticipated craft labor productivity (including reductions to our forecasted productivity estimates to levels that are in line with our overall historical experience on the projects); slower than anticipated benefits from mitigation plans; and further extensions of schedule and related prolongation costs (including schedule liquidated damages) resulting from the aforementioned impacts.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the second half of 2017, the projects were further impacted by lower than anticipated craft labor productivity and progress, and further extensions of schedule and related prolongation costs.
One of the projects was approximately 97% complete at December 31, 2017 and over 99% complete as of February 2018. If the project incurs schedule liquidated damages due to our inability to reach a favorable commercial resolution on such matters, the project would experience further losses.
The other project was approximately 79% complete and had a reserve for estimated losses of approximately $77,000 at December 31, 2017, and is forecasted to be completed in October 2018 (representing a three month extension from our estimates as of September 30, 2017). The aforementioned impact of changes in estimated margins includes the benefit of a claims settlement (subject to final documentation) with the project owner, which resulted in a net increase in project price during the fourth quarter for schedule incentives (based on a revised schedule) and the resolution of schedule liquidated damages. Although our recent labor productivity and project progress were below our expectations (due in part to weather related impacts during the fourth quarter 2017), our current forecast for the project anticipates productivity levels that are consistent with our overall historical experience on the project and improved progress (due in part to anticipated improvement in weather conditions as the project moves out of the winter months), and actions to reduce our schedule related indirect costs. If future direct and subcontract labor productivity differ from our current estimates, we are unable to achieve our progress estimates, our schedule is further extended, or we do not achieve the schedule related incentives, the project would experience further losses.
Two LNG Projects
The Two LNG Projects represent our projects in Hackberry, Louisiana and Freeport, Texas. The aforementioned impacts for 2017 from changes in estimates were primarily related to the project in Hackberry, which was in a loss position at December 31, 2017. The project was impacted during the first half of 2017 primarily by lower than anticipated craft labor productivity (including reductions to our forecasted productivity estimates as trending results of certain disciplines provided increased evidence that previously forecasted productivity estimates were unlikely to be achieved); weather related delays; increased material, construction and fabrication costs due to quantity growth and material delivery delays; higher than anticipated estimates from subcontractors for their work scopes; and extensions of schedule and related prolongation costs resulting from the aforementioned. During the second half of 2017 the project was further impacted by extensions of schedule and related prolongation costs (due in part to Hurricane Harvey). Such impacts were partly offset by the benefit of a claims settlement with the project owner, which resulted in an increase in project price during the fourth quarter and established a new schedule for commencement of any liquidated damages. At December 31, 2017, the project was approximately 77% complete, had a reserve for estimated losses of approximately $14,000, and is forecasted to be completed in October 2019. Our current forecast for the project anticipates improvement in productivity from our overall historical experience on the project (as we anticipate improved construction performance for each subsequent LNG train) and actions to significantly reduce our schedule related indirect costs. If future direct and subcontract labor productivity differ from our current estimates, we are unable to achieve our progress estimates, our schedules are further extended, or we are unable to reduce our schedule related costs to the levels anticipated, the project would experience further losses.
The remaining impacts from changes in estimates for 2017 relate to the project in Freeport, which was impacted during the first half of 2017 primarily by increased material, construction and fabrication costs due to quantity growth and material delivery delays, and potential extensions of schedule and related prolongation costs resulting from the aforementioned. During the second half of 2017 the project was further impacted by Hurricane Harvey. The direct impacts of Hurricane Harvey included the cost of demobilization and remobilization and damaged pipe and other materials. These direct impacts have been included in our forecasts and were partially offset by an increase in project price for claims and anticipated insurance recoveries on the project. We are continuing to evaluate and estimate the indirect impacts of the hurricane, including potential impacts to productivity and schedule and related prolongation costs, and the impact of owner decisions on whether to replace or refurbish damaged pipe and materials. We anticipate providing the owner an estimate of the indirect impacts on the project in the second quarter 2018. Such impacts have not been included in our forecasts, and although such impacts could be significant, we believe any costs incurred as a result of Hurricane Harvey (subject to unallowable costs which we have accounted for) are recoverable under the contractual provisions of our contract, including force majeure. Our current forecast for the project anticipates improvement in productivity from our overall historical experience on the project (as we anticipate improved construction performance for each subsequent LNG train) and actions to significantly reduce our schedule related indirect costs. If future direct and subcontract labor productivity differ from our current estimates, we are unable to achieve our progress estimates, our schedules are further extended, we are unable to reduce our schedule related costs to the levels anticipated, we are unable to fully recover the direct and indirect costs associated with the impacts of Hurricane Harvey, or the project incurs schedule liquidated damages due to our inability to reach a favorable legal or commercial resolution on such matters, the project would experience further decreases in estimated margins.

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
Our chief operating decision maker evaluates the performance of the aforementioned operating groups based on revenue and income from operations. Each operating group’s income from operations reflects corporate costs, allocated based primarily upon revenue. Intersegment revenue for our continuing operations is netted against the revenue of the segment receiving the intersegment services. For 2017, 2016 and 2015, intersegment revenue totaled approximately $474,400, $335,100 and $382,200, respectively. Intersegment revenue for these periods primarily related to services provided by our Fabrication Services operating group to our Engineering & Construction operating group.
As a result of the classification of our Capital Services Operations (which was primarily comprised of our former Capital Services reportable segment) as a discontinued operation, the 2016 and 2015 information for our remaining segments presented below has been recast to reflect: (i) a reallocation of certain corporate amounts previously allocated to the Capital Services segment that were not assignable to the discontinued operation, (ii) the portions of the previously reported Capital Services segment that were not included in the Capital Services Operations, and (iii) the portions of our remaining segments that were included in the Capital Services Operations. In addition, revenue for the remaining segments has been recast to reflect the intersegment revenue with our Capital Services Operations that was previously eliminated prior to the discontinued operations classification (approximately $34,400, $131,900 and $87,200 for 2017, 2016 and 2015, respectively).
The following table presents total revenue, depreciation and amortization, equity earnings (loss), income (loss) from operations and capital expenditures by reportable segment for 2017, 2016, and 2015:

	Years Ended December 31,
	2017	2016	2015
Revenue
Engineering & Construction	$4,526,093	$6,114,725	$7,767,707
Fabrication Services	1,827,126	2,200,500	2,464,006
Technology	320,111	284,424	399,099
Total revenue	$6,673,330	$8,599,649	$10,630,812
Depreciation And Amortization
Engineering & Construction	$16,987	$17,906	$49,395
Fabrication Services	48,686	55,188	57,121
Technology	22,702	23,052	22,864
Total depreciation and amortization	$88,375	$96,146	$129,380
Equity Earnings (Loss)
Engineering & Construction	$36,635	$9,818	$(2,427)
Fabrication Services	—	(1,486)	(3,812)
Technology	11,762	16,238	21,016
Total equity earnings (loss)	$48,397	$24,570	$14,777

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2017	2016	2015
(Loss) Income From Operations
Engineering & Construction (1)	$(544,202)	$143,405	$(886,386)
Fabrication Services	258,451	179,319	221,333
Technology	104,914	104,817	150,466
Total operating groups	$(180,837)	$427,541	$(514,587)
Restructuring related costs	(114,525)	—	—
Total (loss) income from operations	$(295,362)	$427,541	$(514,587)
Capital Expenditures
Engineering & Construction	$14,037	$4,121	$15,331
Fabrication Services	22,572	32,328	42,105
Technology	7,551	10,038	8,091
Total capital expenditures	$44,160	$46,487	$65,527

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

The following table presents total assets of our continuing operations by reportable segment and discontinued operations at December 31, 2017, 2016 and 2015:

	December 31,
	2017	2016	2015
Assets
Engineering & Construction	$3,142,224	$3,572,399	$4,141,731
Fabrication Services	1,934,334	2,394,041	2,600,668
Technology	895,024	996,104	834,039
Total assets of continuing operations	5,971,582	6,962,544	7,576,438
Assets of discontinued Capital Service Operations (Note 5)	—	876,876	1,615,622
Total assets	$5,971,582	$7,839,420	$9,192,060
Geographic Information
The following table presents total revenue by country for those countries with revenue in excess of 10% of consolidated revenue during a given year based upon the location of the applicable projects:

	Years Ended December 31,
	2017	2016	2015
Revenue by Country
United States	$5,231,433	$5,627,776	$6,210,154
Australia	255,550	1,745,032	2,171,442
Other (1)	1,186,347	1,226,841	2,249,216
Total revenue	$6,673,330	$8,599,649	$10,630,812

(1)	Revenue earned in other countries, including The Netherlands (our country of domicile), was not individually greater than 10% of our consolidated revenue in 2017, 2016 or 2015.
Our long-lived assets are primarily goodwill, other intangible assets and property and equipment. At December 31, 2017, 2016 and 2015, approximately 80%, 80% and 75% of property and equipment were located in the U.S., respectively, while our remaining assets were strategically located throughout the world. Our long-lived assets attributable to operations in The Netherlands were not significant at December 31, 2017, 2016 or 2015.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant Customers
For 2017, revenue for three customers in our Engineering & Construction operating group were approximately $1,285,000 (approximately 19% of consolidated 2017 revenue), approximately $1,180,000 (approximately 18% of consolidated 2017 revenue), and approximately $721,000 (approximately 11% of consolidated 2017 revenue), respectively. For 2016, revenue for three customers in our Engineering & Construction operating group were approximately $1,605,000 (approximately 19% of consolidated 2016 revenue), approximately $1,136,000 (approximately 13% of consolidated 2016 revenue), and approximately $1,099,000 (approximately 13% of consolidated 2016 revenue), respectively. For 2015, revenue for a customer in our Engineering & Construction and Fabrication Services operating groups was approximately $1,647,000 (approximately 15% of consolidated 2015 revenue) and revenue for another customer within our Engineering & Construction operating group was approximately $1,179,000 (approximately 11% of consolidated 2015 revenue).
20. SUBSEQUENT EVENTS
Shareholder Litigation Related to Planned Combination with McDermott—Three shareholders of CB&I have filed separate lawsuits under the federal securities laws in the United States District Court for the Southern District of Texas challenging the accuracy of the disclosures made in the Form S-4 Registration Statement filed with the SEC on January 24, 2018 in connection with the Combination.  The cases are captioned (i) McIntyre v. Chicago Bridge & Iron Company N.V., et al., Case No. 4:18-cv-00273 (S.D. Tex.) (the “McIntyre Action”); (ii) The George Leon Family Trust v. Chicago Bridge & Iron Company N.V., et al., Case No. 4:18-cv-00314 (S.D. Tex.) (the “Leon Action”); (iii) and Maresh v. Chicago Bridge & Iron Company N.V., et al., Case No. 4:18-cv-00498 (S.D. Tex.) (the “Maresh Action”). The McIntyre Action and Leon Action are asserted on behalf of putative classes of CB&I’s public shareholders, while the Maresh Action is brought only on behalf of the named plaintiff.
All three actions allege violations of Section 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder based on various alleged omissions of material information from the Registration Statement.  The McIntyre Action names as defendants CB&I, each of CB&I’s directors individually, and certain current and former CB&I officers and employees individually.  It seeks to enjoin the Combination, an award of costs and attorneys’ and expert fees, and damages. On February 7, 2018, the plaintiff in the McIntyre Action filed a motion for preliminary injunction seeking to enjoin CB&I from consummating the Combination. The Leon Action names as defendants CB&I, certain subsidiaries of CB&I and McDermott that are parties to the Combination Agreement, each of CB&I’s directors individually, and McDermott as an alleged control person of CB&I.  The Leon Action seeks to enjoin the Combination (or, in the alternative, rescission or an award for rescissory damages in the event the Combination is completed), to compel CB&I to issue a revised Registration Statement, and an award of costs and attorneys’ and expert fees. The Maresh Action, which was originally filed in Delaware and voluntarily dismissed without prejudice on February 13, 2018, was re-filed in Texas and names as defendants CB&I, each of CB&I’s directors individually, and certain current and former CB&I officers and employees individually. The Maresh Action seeks to enjoin the Combination (or, in the alternative, an award for rescissory damages in the event the Combination is completed) and an award of costs and attorneys’ and expert fees.
We believe the actions are without merit and that there are substantial legal and factual defenses to the claims asserted.  We intend to vigorously defend against the claims made in the actions.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21. QUARTERLY OPERATING RESULTS (UNAUDITED)
The following table presents selected unaudited consolidated financial information on a quarterly basis for 2017 and 2016:

Quarter Ended 2017	March 31 (1)	June 30 (1)	September 30 (1)	December 31
	(In thousands, except per share data)
Revenue	$1,827,352	$1,283,477	$1,868,896	$1,693,605
Gross profit (loss) (2)	$150,951	$(378,057)	$149,560	$84,658
Restructuring related costs (3)	$—	$4,000	$26,882	$83,643
Other operating expense (income), net (4)	$31	$(363)	$(45)	$(64,539)

Net income (loss) from continuing operations (5),(6)	$42,411	$(301,663)	$6,380	$(1,067,226)
Net income (loss) from discontinued operations (7)	9,494	(120,847)	5,166	1,724
Net income (loss)	$51,905	$(422,510)	$11,546	$(1,065,502)

Net income (loss) from continuing operations attributable to CB&I	$15,574	$(304,115)	$4,873	$(1,069,192)
Net income (loss) from discontinued operations attributable to CB&I	9,081	(121,304)	5,166	1,724
Net income (loss) attributable to CB&I	$24,655	$(425,419)	$10,039	$(1,067,468)
Net income (loss) attributable to CB&I per share (Basic):
Continuing operations	$0.16	$(3.02)	$0.05	$(10.54)
Discontinued operations	0.09	(1.20)	0.05	0.02
Total	$0.25	$(4.22)	$0.10	$(10.52)
Net income (loss) attributable to CB&I per share (Diluted):
Continuing operations	$0.15	$(3.02)	$0.05	$(10.54)
Discontinued operations	0.09	(1.20)	0.05	0.02
Total	$0.24	$(4.22)	$0.10	$(10.52)

Quarter Ended 2016	March 31 (1)	June 30 (1)	September 30 (1)	December 31
	(In thousands, except per share data)
Revenue	$2,134,629	$2,161,164	$2,279,872	$2,023,984
Gross profit	$255,570	$257,955	$286,414	$77,471
Loss on net assets sold and intangible assets impairment (8)	$—	$—	$—	$148,148

Net income (loss) from continuing operations (9)	$113,923	$123,869	$157,329	$(16,045)
Net income (loss) from discontinued operations (10)	6,039	8,679	11,090	(644,707)
Net income (loss)	$119,962	$132,548	$168,419	$(660,752)

Net income (loss) from continuing operations attributable to CB&I	$101,334	$115,597	$111,600	$(20,614)
Net income from discontinued operations attributable to CB&I	5,591	8,242	10,160	(645,079)
Net income (loss) attributable to CB&I	$106,925	$123,839	$121,760	$(665,693)
Net income (loss) attributable to CB&I per share (Basic):
Continuing operations	$0.97	$1.10	$1.10	$(0.21)
Discontinued operations	0.05	0.08	0.10	(6.44)
Total	$1.02	$1.18	$1.20	$(6.65)
Net income (loss) attributable to CB&I per share (Diluted):
Continuing operations	$0.96	$1.09	$1.10	$(0.21)
Discontinued operations	0.05	0.08	0.10	(6.44)
Total	$1.01	$1.17	$1.20	$(6.65)

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)
In July 2017, we initiated a plan to market and sell our Technology Operations. Accordingly, we considered the Technology Operations to be a discontinued operation during the third quarter 2017, and presented our third quarter and year-to-date results as a discontinued operation within our September 30, 2017 Form 10-Q filed with the SEC on October 31, 2017. However, during the fourth quarter 2017, we suspended our plan to sell our Technology Operations due to the Combination Agreement. As such, the Technology Operations are not reported as a discontinued operation at December 31, 2017. Accordingly, our third quarter 2017 results have been recast to reflect the Technology Operations as a continuing operation. See Note 2 for further discussion of our previous plan to sell our Technology Operations and the anticipated Combination.

(2)
Significant changes in estimated margins on projects resulted in a net decrease to our income from operations of approximately $767,000 during 2017, of which of approximately $548,000 was recorded in the second quarter 2017, all within our Engineering & Construction operating group. See Note 18 for further discussion of projects with significant changes in estimated margins.

(3)
Restructuring related costs for 2017 primarily relate to facility consolidations, severance and other employee related costs, professional fees, and other miscellaneous costs resulting primarily from our publicly announced cost reduction, facility rationalization and strategic initiatives. Approximately $4,000 of costs previously recorded within other operating expense during the second quarter 2017 were reclassified to restructuring related costs. See Note 10 for further discussion of restructuring related costs.

(4)
Other operating expense (income), net, for the fourth quarter 2017 included a gain of approximately $62,700 resulting from the receipt of insurance proceeds in excess of associated costs for a fabrication facility within our Fabrication Services operating group that was damaged during Hurricane Harvey. See Note 2 for further discussion of other operating expense (income), net.

(5)
Income tax expense for the fourth quarter 2017 included expense of approximately $306,430 resulting from the revaluation of our U.S. deferred taxes due to a reduction in the U.S. corporate income tax rate, and a benefit of approximately $6,700, both resulting from changes in U.S. tax law enacted during the fourth quarter 2017. In addition, income tax expense for the fourth quarter 2017 included expense of approximately $702,026 resulting from the establishment of valuation allowances on our remaining net deferred tax assets. See Note 17 for further discussion of our income taxes.

(6)
Interest expense for the fourth quarter 2017 included an accrual of approximately $35,000 for modified make-whole payments on our Notes that are required as a result of the anticipated early repayment of our Notes in connection with the Combination. See Note 2 and Note 11 for further discussion of the anticipated Combination and our Notes, respectively.

(7)
Net loss from discontinued operations attributable to CB&I for the second quarter 2017 included a pre-tax charge of approximately $64,800 associated with the June 30, 2017 sale of our Capital Services Operations, and income tax expense of approximately $61,000 resulting from a taxable gain on the transaction (due primarily to the non-deductibility of goodwill). Net income from discontinued operations for the third quarter and fourth quarter of 2017 was due to an income tax benefit of approximately $5,200 and $1,700, respectively, resulting from updates to our estimates of the tax effect of the disposition. See Note 5 for further discussion of our discontinued operations.

(8)
The fourth quarter 2016 included a non-cash pre-tax charge of approximately $148,100 (approximately $96,300 after-tax) resulting from a reserve for the Transaction Receivable associated with the 2015 sale of our Nuclear Operations. See Note 4 and Note 14 for further discussion of the sale of our Nuclear Operations and related dispute with WEC, respectively.

(9)
Income tax expense for the fourth quarter 2016 included an income tax benefit of approximately $67,000 resulting from the reversal of a deferred tax liability associated with historical earnings of a non-U.S. subsidiary for which the earnings are no longer anticipated to be subject to tax. See Note 17 for further discussion of our income taxes.

(10)
The fourth quarter 2016 included a non-cash pre-tax charge of approximately $655,000 related to the partial impairment of goodwill for our former Capital Services operating group, resulting from our fourth quarter annual impairment assessment. Net loss from discontinued operations reflects the non-deductibility of the goodwill impairment charge for tax purposes. See Note 5 for further discussion of our discontinued operations.

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
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the fourth quarter 2017, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Management’s Report on Internal Controls at December 31, 2017 is included in Item 8.
Item 9B. Other Information
None
PART III
Item 10. Directors, Executive Officers and Corporate Governance
We have a code of ethics that applies to the CEO, the CFO and the Corporate Controller, as well as our directors and all employees. Our code of ethics can be found at our Internet website “investors.cbi.com/corporate-governance” and is incorporated herein by reference.
We submitted a Section 12(a) CEO certification to the New York Stock Exchange in 2017. Also during 2017, we filed with the Securities Exchange Commission certifications, pursuant to Rule 13A-14 of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as Exhibits 31.1 and 31.2 to this Form 10-K.
Information required by this item will be provided by an amendment to this Annual Report on Form 10-K containing the applicable disclosures within 120 days after the end of the fiscal year covered by this report.
Item 11. Executive Compensation
Information required by this item will be provided by an amendment to this Annual Report on Form 10-K containing the applicable disclosures within 120 days after the end of the fiscal year covered by this report.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item will be provided by an amendment to this Annual Report on Form 10-K containing the applicable disclosures within 120 days after the end of the fiscal year covered by this report.
In addition, disclosure regarding equity compensation plan information in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of Part II of this report is herein incorporated by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this item will be provided by an amendment to this Annual Report on Form 10-K containing the applicable disclosures within 120 days after the end of the fiscal year covered by this report.
Item 14. Principal Accounting Fees and Services
Information required by this item will be provided by an amendment to this Annual Report on Form 10-K containing the applicable disclosures within 120 days after the end of the fiscal year covered by this report.

PART IV
Item 15. Exhibits, Financial Statement Schedules
Financial Statements
The following Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm included under Item 8 of Part II of this report are herein incorporated by reference:
Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Operations—For the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income—For the years ended December 31, 2017, 2016 and 2015
Consolidated Balance Sheets—As of December 31, 2017 and 2016
Consolidated Statements of Cash Flows—For the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Changes in Shareholders’ Equity—For the years ended December 31, 2017, 2016 and 2015
Notes to Consolidated Financial Statements
Financial Statement Schedules
All schedules have been omitted because the schedules are not applicable, the required information is not in amounts sufficient to require submission of the schedule, or the information required is shown in the Consolidated Financial Statements or notes thereto previously included under Item 8 of Part II of this report.
Quarterly financial data for the years ended December 31, 2017 and 2016 is shown in the Notes to Consolidated Financial Statements included under Item 8 of Part II of this report.
Exhibits
The Exhibit Index, starting on the next page, and Exhibits being filed are submitted as part of this report.

EXHIBIT INDEX

2.1
Share Sale and Purchase Agreement, dated as of August 24, 2007, by and among ABB Holdings Inc., ABB Holdings B.V., ABB Asea Brown Boveri Ltd., Chicago Bridge & Iron Company, Chicago Bridge & Iron Company B.V. and Chicago Bridge & Iron Company N.V. (incorporated by reference to Exhibit 2.1 to CB&I's Current Report on Form 8-K filed with the SEC on August 30, 2007 (File No. 1-12815))

2.2
Transaction Agreement, dated as of July 30, 2012, by and among The Shaw Group, Inc., Chicago Bridge & Iron Company N.V. and Crystal Acquisition Subsidiary Inc. (incorporated by reference to Exhibit 2.1 to CB&I's Current Report on Form 8-K filed with the SEC on August 1, 2012 (File No. 1-12815))

2.3
Purchase Agreement, dated October 27, 2015, by and among Chicago Bridge & Iron Company N.V., CB&I Stone & Webster, Inc., WSW Acquisition Co., LLC and Westinghouse Electric Company LLC. (incorporated by reference to Exhibit 2.1 to CB&I's Current Report on Form 8-K filed with the SEC on October 28, 2015 (File No. 1-12815))

2.4
Purchase Agreement, dated as of February 27, 2017, by and among Chicago Bridge & Iron Company N.V., The Shaw Group Inc., CBI Peruana SAC, Horton CBI, Limited and CSVC Acquisition Corp. (incorporated by reference to Exhibit 2.4 to CB&I's Annual Report on Form 10-K for the year ended 2016 filed with the SEC on March 1, 2017 (File No. 1-12815))

(a) Amendment Agreement, dated as of June 18, 2017, to the Purchase Agreement dated as of February 27, 2017 (incorporated by reference to Exhibit 10.1 to CB&I’s Current Report on Form 8-K filed with the SEC on July 7, 2017 (File No. 1-12815))

(b) Letter Amendment, dated as of June 30, 2017, to the Purchase Agreement dated as of February 27, 2017 (incorporated by reference to Exhibit 10.2 to CB&I’s Current Report on Form 8-K filed with the SEC on July 7, 2017 (File No. 1-12815), which filing omitted the schedules to the Letter Amendment pursuant to Item 601 (b) of Regulation S-K and noted that a copy of the omitted schedules will be furnished to the SEC supplementally upon request)

2.5
Business Combination Agreement by and among McDermott International, Inc., McDermott Technology, B.V., McDermott Technology (Americas), LLC, McDermott Technology (US), LLC, Chicago Bridge & Iron Company N.V., Comet I B.V., Comet II B.V., CB&I Oil & Gas Europe B.V., CB&I Group UK Holdings, CB&I Nederland B.V. and The Shaw Group, Inc. dated as of December 18, 2017 (incorporated by reference to Exhibit 2.1 to CB&I's Current Report on Form 8-K filed with the SEC on December 20, 2017 (File No. 1-12815))

(a) Amendment No.1 and Partial Assignment and Assumption of Business Combination Agreement dated as of January 24, 2018 by and among McDermott International, Inc., McDermott Technology, B.V., McDermott Technology (Americas), LLC, McDermott Technology (US), LLC, McDermott Technology (2), B.V., McDermott Technology (3), B.V., Chicago Bridge & Iron Company N.V., Comet I B.V., Comet II B.V., CB&I Oil & Gas Europe B.V., CB&I Group UK Holdings, CB&I Nederland B.V. and The Shaw Group, Inc. (incorporated by reference to Exhibit 2.1 to McDermott's Current Report on Form 8-K filed with the SEC on January 24, 2018 (File No. 001-08430))

3
Amended Articles of Association of the Company (English translation) (incorporated by reference to Exhibit 3 to CB&I’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 8, 2005 (File No. 1-12815))

10.1 (1)
Form of Indemnification Agreement between the Company and its Supervisory and Managing Directors (incorporated by reference to Exhibit 10.1 to CB&I’s Registration Statement on Form S-1 filed with the SEC on March 21, 1997 (File No. 333-18065))

10.2 (1)
The Company’s Deferred Compensation Plan As Amended and Restated January 1, 2008 (incorporated by reference to Exhibit 10.2 to CB&I's Annual Report on Form 10-K for the year ended 2014 filed with the SEC on February 25, 2015 (File No. 1-12815))

10.3 (1)	The Company’s Excess Benefit Plan (incorporated by reference to Exhibit 10.6 to CB&I's Annual Report on Form 10-K for the year ended 1997 filed with the SEC on March 31, 1998 (File No. 1-12815))

(a) Amendments of Sections 2.13 and 4.3 of the Company’s Excess Benefit Plan (incorporated by reference to Exhibit 10.6a to CB&I’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the SEC on August 9, 2004 (File No. 1-12815)) (1)

10.4 (1)	Employee Benefits Agreement (incorporated by reference to Exhibit 10.13 to CB&I’s Registration Statement on Form S-1 filed with the SEC on March 21, 1997 (File No. 333-18065))

10.5 (1)
The Company’s Supervisory Board of Directors Fee Payment Plan (incorporated by reference to Exhibit 10.16 to CB&I’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed with the SEC on November 12, 1998 (File No. 1-12815))

10.6 (1)
The Company’s Supervisory Board of Directors Stock Purchase Plan (incorporated by reference to Exhibit 10.17 to CB&I’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed with the SEC on November 12, 1998 (File No. 1-12815))

10.7 (1)
The Chicago Bridge & Iron 2008 Long-Term Incentive Plan As Amended May 8, 2008 (incorporated by reference to Annex B to CB&I’s 2008 Definitive Proxy Statement filed with the SEC on April 8, 2008 (File No. 1-12815))

(a) 2009 Amendment to the Chicago Bridge & Iron 2008 Long-Term Incentive Plan (incorporated by reference to Annex B to CB&I’s 2009 Definitive Proxy Statement filed with the SEC on March 25, 2009 (File No. 1-12815)) (1)

(b) 2012 Amendment to the Chicago Bridge & Iron 2008 Long-Term Incentive Plan (incorporated by reference to Annex A to CB&I’s 2012 Definitive Proxy Statement filed with the SEC on March 22, 2012 (File No. 1-12815)) (1)

(c) 2015 Amendment to the Chicago Bridge & Iron 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to CB&I’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2015, filed with the SEC on April 24, 2015 (File No. 1-12815)) (1)

(d) 2016 Amendment to the Chicago Bridge & Iron 2008 Long-Term Incentive Plan (incorporated by reference to Annex A to CB&I’s 2016 Definitive Proxy Statement filed with the SEC on March 24, 2016 (File No. 1-12815)) (1)

10.8 (1)
The Company’s Incentive Compensation Program (incorporated by reference to Exhibit 10.19 to CB&I’s Quarterly Report on Form 10-Q for the quarter ended March 30, 1999, filed with the SEC on May 14, 1999 (File No. 1-12815))

10.9 (1)
Chicago Bridge & Iron Savings Plan as amended and restated as of January 1, 2016 (incorporated by reference to Exhibit 10.1 to CB&I’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on October 27, 2016 (File No. 1-12815))

(a) Amendment No. 2, dated as of June 22, 2017, to the Chicago Bridge & Iron Savings Plan (incorporated by reference to Exhibit 10.3 to CB&I’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the SEC on August 9, 2017 (File No. 1-12815)) (1)

(b) Amendment No. 3, dated as of June 30, 2017, to the Chicago Bridge & Iron Savings Plan (incorporated by reference to Exhibit 10.4 to CB&I’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the SEC on August 9, 2017 (File No. 1-12815) (1)

10.10 (1)	Chicago Bridge & Iron 2001 Employee Stock Purchase Plan (incorporated by reference to Exhibit B to CB&I’s 2001 Definitive Proxy Statement filed with the SEC on April 10, 2001 (File No. 1-12815))

(a) 2009 Amendment to Chicago Bridge & Iron 2001 Employee Stock Purchase Plan (incorporated by reference to Annex D to CB&I’s 2009 Definitive Proxy Statement filed with the SEC on March 25, 2009 (File No. 1-12815)) (1)

10.11
Sales Agency Agreement, dated August 18, 2009, between Chicago Bridge & Iron N.V. and Calyon Securities (USA) Inc. (incorporated by reference to Exhibit 99.1 to CB&I's Current Report on Form 8-K filed with the SEC on August 18, 2009 (File No. 1-12815))

(a) Amendment to the Sales Agency Agreement (incorporated by reference to Exhibit 10.2(a) to CB&I’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on July 22, 2011 (File No. 1-12815))

10.12
Third Amended and Restated Credit Agreement dated July 23, 2010 (incorporated by reference to Exhibit 10.1 to CB&I’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the SEC on July 27, 2010 (File No. 1-12815))

(a) Exhibits and Schedules to the Third Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1(a) to CB&I’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the SEC on July 27, 2010 (File No. 1-12815))

(b) Joinder to the Third Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1(b) to CB&I’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the SEC on July 27, 2010 (File No. 1-12815))

(c) Amendment No. 1, dated as of October 14, 2011, to the Third Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.1 to CB&I’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the SEC on October 26, 2011 (File No. 1-12815))

(d) Amendment No. 2, dated as of December 21, 2012, to the Third Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.2 to CB&I's Current Report on Form 8-K filed with the SEC on December 28, 2012 (File No. 1-12815))

10.13
Revolving Credit Agreement, dated as of December 21, 2012, by and among Chicago Bridge & Iron Company N.V., Chicago Bridge & Iron Company (Delaware), the Other Subsidiary Borrowers, Bank of America, N.A., as Administrative Agent and Swing Line Lender, Crédit Agricole Corporate and Investment Bank as Syndication Agent, and the lenders and other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to CB&I's Current Report on Form 8-K filed with the SEC on December 28, 2012 (File No. 1-12815))

(a) Amendment No. 1, dated as of October 28, 2013, to the Revolving Credit Agreement (incorporated by reference to Exhibit 10.2 to CB&I’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the SEC on October 30, 2013 (File No. 1-12815))

(b) Amendment No. 2, dated as of December 31, 2014, to the Revolving Credit Agreement (incorporated by reference to Exhibit 10.13(b) to CB&I's Annual Report on Form 10-K for the year ended 2014 filed with the SEC on February 25, 2015 (File No. 1-12815))

10.14
Term Loan Agreement, dated December 21, 2012, by and among Chicago Bridge & Iron Company N.V., Chicago Bridge & Iron Company (Delaware), Bank of America, N.A., as Administrative Agent, Crédit Agricole Corporate and Investment Bank as Syndication Agent, and the lenders and other financial institutions party thereto (incorporated by reference to Exhibit 10.3 to CB&I's Current Report on Form 8-K filed with the SEC on December 28, 2012 (File No. 1-12815))

(a) Amendment No. 1, dated as of October 28, 2013, to the Term Loan Agreement (incorporated by reference to Exhibit 10.3 to CB&I’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the SEC on October 30, 2013 (File No. 1-12815))

(b) Amendment No. 2, dated as of December 31, 2014, to the Term Loan Agreement (incorporated by reference to Exhibit 10.14(b) to CB&I's Annual Report on Form 10-K for the year ended 2014 filed with the SEC on February 25, 2015 (File No. 1-12815))

(c) Amendment No. 3, dated as of July 8, 2015, to the Term Loan Agreement (incorporated by reference to Exhibit 10.4 to CB&I's Current Report on Form 8-K filed with the SEC on July 14, 2015 (File No. 1-12815))

(d) Amendment No. 4, dated as of October 27, 2015, to the Term Loan Agreement (incorporated by reference to Exhibit 2.5 to CB&I's Current Report on Form 8-K filed with the SEC on October 28, 2015 (File No. 1-12815))

10.15
Note Purchase and Guarantee Agreement dated December 27, 2012, by and among Chicago Bridge & Iron Company N.V., Chicago Bridge & Iron Company (Delaware) and each of the purchasers party thereto (incorporated by reference to Exhibit 10.1 to CB&I's Current Report on Form 8-K filed with the SEC on January 4, 2013 (File No. 1-12815))

(a) First Amendment, dated as of February 12, 2013, to the Note Purchase and Guarantee Agreement (incorporated by reference to Exhibit 2.9 to CB&I's Current Report on Form 8-K filed with the SEC on October 28, 2015 (File No. 1-12815))

(b) Amendment No. 2, dated as of June 30, 2015, to the Note Purchase and Guarantee Agreement (incorporated by reference to Exhibit 2.10 to CB&I's Current Report on Form 8-K filed with the SEC on October 28, 2015 (File No. 1-12815))

(c) Third Amendment, dated as of October 27, 2015, to the Note Purchase and Guarantee Agreement (incorporated by reference to Exhibit 2.7 to CB&I's Current Report on Form 8-K filed with the SEC on October 28, 2015 (File No. 1-12815))

(d) Fourth Amendment, dated as of December 29, 2016, to the Note Purchase and Guarantee Agreement (incorporated by reference to Exhibit 10.15(d) to CB&I's Annual Report on Form 10-K for the year ended 2016 filed with the SEC on March 1, 2017 (File No. 1-12815))

(e) Fifth Amendment, dated as of February 24, 2017, to the Note Purchase and Guarantee Agreement (incorporated by reference to Exhibit 10.15(e) to CB&I's Annual Report on Form 10-K for the year ended 2016 filed with the SEC on March 1, 2017 (File No. 1-12815))

(f) Sixth Amendment and Waiver, dated as of May 8, 2017, to the Note Purchase and Guarantee Agreement (incorporated by reference to Exhibit 10.7 to CB&I’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 10, 2017 (File No. 1-12815))

(g) Seventh Amendment and Waiver, dated as of August 9, 2017, to the Note Purchase and Guarantee Agreement (incorporated by reference to Exhibit 10.4 to CB&I’s Current Report on Form 8-K filed with the SEC on August 15, 2017 (File No. 1-12815))

(h) Consent and Eighth Amendment, dated as of October 5, 2017, to the Note Purchase and Guarantee Agreement (incorporated by reference to Exhibit 10.7 to CB&I’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed with the SEC on October 31, 2017 (File No. 1-12815))

(i) Ninth Amendment, dated as of December 6, 2017, to the Note Purchase and Guarantee Agreement (incorporated by reference to Exhibit 10.1 to CB&I’s Current Report on Form 8-K filed with the SEC on December 7, 2017 (File No. 1-12815))

(j) Tenth Amendment, dated as of December 18, 2017, to the Note Purchase and Guarantee Agreement (incorporated by reference to Exhibit 10.1 to CB&I’s Current Report on Form 8-K filed with the SEC on December 20, 2017 (File No. 1-12815))

10.16
The Shaw Group Inc. 401(k) Plan as amended and restated as of January 1, 2014 (incorporated by reference to Exhibit 10.27 to CB&I's Annual Report on Form 10-K for the year ended 2013 filed with the SEC on February 27, 2014 (File No. 1-12815))

10.17 (1)
The Shaw Group Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.8 to The Shaw Group’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2009, filed with the SEC on April 9, 2009 (File No. 1-12227))

(a) First Amendment to The Shaw Group Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to The Shaw Group's Current Report on Form 8-K filed with the SEC on January 20, 2011 (File No. 1-12815)) (1)

(b) Second Amendment to The Shaw Group Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to The Shaw Group's Current Report on Form 8-K filed with the SEC on January 20, 2011 (File No. 1-12227)) (1)

(c) Third Amendment to The Shaw Group Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to CB&I’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2014, filed with the SEC on April 23, 2014 (File No. 1-12227)) (1)

(d) Fourth Amendment to The Shaw Group Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to CB&I’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2015, filed with the SEC on April 24, 2015 (File No. 1-12815)) (1)

10.18 (1)
Form of Employee Incentive Stock Option Award under The Shaw Group Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.67 to The Shaw Group’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2009, filed with the SEC on January 6, 2010 (File No. 1-12227))

10.19 (1)
Form of Employee Nonqualified Stock Option Award Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.68 to The Shaw Group’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2009, filed with the SEC on January 6, 2010 (File No. 1-12227))

10.20 (1)
Form of Employee Restricted Stock Unit Award Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.32 to the Shaw Group's Annual Report on Form 10-K for the year ended 2012 filed with the SEC on October 19, 2012 (File No. 1-12227))

10.21 (1)
Form of Employee Cash Settled Restricted Stock Unit Award Agreement under The Shaw Group Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.34 to the Shaw Group's Annual Report on Form 10-K for the year ended 2012 filed with the SEC on October 19, 2012 (File No. 1-12227))

10.22
Bond Trust Deed, dated October 13, 2006, between Nuclear Energy Holdings, L.L.C. (“NEH”) and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.6 to The Shaw Group's Current Report on Form 8-K filed with the SEC on October 18, 2006 (File No. 1-12227))

10.23
Parent Pledge Agreement, dated October 13, 2006, between the Company and The Bank of New York (incorporated by reference to Exhibit 10.7 to The Shaw Group's Current Report on Form 8-K filed with the SEC on October 18, 2006 (File No. 1-12227))

10.24
Issuer Pledge Agreement, dated October 13, 2006, between NEH and The Bank of New York (incorporated by reference to Exhibit 10.8 to The Shaw Group's Current Report on Form 8-K filed with the SEC on October 18, 2006 (File No. 1-12227))

10.25
Deed of Charge, dated October 13, 2006, among NEH, The Bank of New York, as trustee, and Morgan Stanley Capital Services Inc., as swap counterparty (incorporated by reference to Exhibit 10.9 to The Shaw Group's Current Report on Form 8-K filed with the SEC on October 18, 2006 (File No. 1-12227))

10.26
Transferable Irrevocable Direct Pay Letter of Credit (Principal Letter of Credit) effective October 13, 2006 of Bank of America in favor of NEH (incorporated by reference to Exhibit 10.10 to The Shaw Group's Current Report on Form 8-K filed with the SEC on October 18, 2006 (File No. 1-12227))

10.27
Transferable Irrevocable Direct Pay Letter of Credit (Interest Letter of Credit) effective October 13, 2006 of Bank of America in favor of NEH (incorporated by reference to Exhibit 10.11 to The Shaw Group's Current Report on Form 8-K filed with the SEC on October 18, 2006 (File No. 1-12227))

10.28
Reimbursement Agreement dated as of October 13, 2006, between The Shaw Group Inc. and Toshiba (incorporated by reference to Exhibit 10.12 to The Shaw Group's Current Report on Form 8-K filed with the SEC on October 18, 2006 (File No. 1-12227))

10.29
First Lien Intercreditor Agreement Dated As Of November 29, 2010, Among Nuclear Innovation North America LLC, Nina Investments Holdings LLC, Nuclear Innovation North America Investments LLC, Nina Texas 3 Llc and Nina Texas 4 LLC, The Other Grantors Party Hereto, Toshiba America Nuclear Energy Corporation, as Toshiba Collateral Agent, and The Shaw Group Inc., As Shaw Collateral Agent (incorporated by reference to Exhibit 10.2 to The Shaw Group’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2010, filed with the SEC on January 6, 2011 (File No. 1-12227))

10.30
Revolving Credit Agreement, dated as of October 28, 2013, by and among Chicago Bridge & Iron Company N.V., Chicago Bridge & Iron Company (Delaware), the Other Subsidiary Borrowers, Bank of America, N.A., as Administrative Agent and BNP Paribas Securities Corp., BBVA Compass, Crédit Agricole Corporate and Investment Bank and The Royal Bank of Scotland plc, as Syndication Agents, and the lenders and other financial institutions party thereto (incorporated by reference to Exhibit 10.1 to CB&I’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the SEC on October 30, 2013 (File No. 1-12815))

(a) Amendment No. 1, dated as of June 11, 2014, to the Revolving Credit Agreement (incorporated by reference to Exhibit 10.30(a) to CB&I's Annual Report on Form 10-K for the year ended 2014 filed with the SEC on February 25, 2015 (File No. 1-12815))

(b) Amendment No. 2, dated as of December 31, 2014, to the Revolving Credit Agreement (incorporated by reference to Exhibit 10.30(b) to CB&I's Annual Report on Form 10-K for the year ended 2014 filed with the SEC on February 25, 2015 (File No. 1-12815))

(c) Amendment No. 3, dated as of July 8, 2015, to the Revolving Credit Agreement (incorporated by reference to Exhibit 10.3 to CB&I's Current Report on Form 8-K filed with the SEC on July 14, 2015 (File No. 1-12815))

(d) Amendment No. 4, dated as of October 27, 2015, to the Revolving Credit Agreement (incorporated by reference to Exhibit 2.3 to CB&I's Current Report on Form 8-K filed with the SEC on October 28, 2015 (File No. 1-12815))

(e) Amendment No. 5, dated as of February 24, 2017, to the Revolving Credit Agreement (incorporated by reference to Exhibit 10.30(e) to CB&I's Annual Report on Form 10-K for the year ended 2016 filed with the SEC on March 1, 2017 (File No. 1-12815))

(f) Amendment No. 6 and Waiver, dated as of May 8, 2017, to the Revolving Credit Agreement (incorporated by reference to Exhibit 10.8 to CB&I’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 10, 2017 (File No. 1-12815))

(g) Amendment No. 7, dated as of May 29, 2017, to the Revolving Credit Agreement (incorporated by reference to Exhibit 10.1 to CB&I’s Current Report on Form 8-K filed with the SEC on June 2, 2017 (File No. 1-12815))

(h) Amendment No. 8 and Waiver, dated as of August 9, 2017, to the Revolving Credit Agreement (incorporated by reference to Exhibit 10.1 to CB&I’s Current Report on Form 8-K filed with the SEC on August 15, 2017 (File No. 1-12815))

(i) Amendment No. 9, dated as of December 18, 2017, to the Revolving Credit Agreement (incorporated by reference to Exhibit 10.3 to CB&I’s Current Report on Form 8-K filed with the SEC on December 20, 2017 (File No. 1-12815))

(j) Amendment No. 10, dated as of February 9, 2018, to the Revolving Credit Agreement (2)

10.31
Amended and Restated Revolving Credit Agreement, dated as of July 8, 2015, by and among Chicago Bridge & Iron Company N.V., Chicago Bridge & Iron Company (Delaware), as the Initial Borrower, certain Subsidiaries of Chicago Bridge & Iron Company N.V. party thereto, as Designated Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the lenders party thereto, and the agents party thereto (incorporated by reference to Exhibit 10.1 to CB&I's Current Report on Form 8-K filed with the SEC on July 14, 2015 (File No. 1-12815))

(a) Amendment No. 1, dated as of October 27, 2015, to the Amended and Restated Revolving Credit Agreement (incorporated by reference to Exhibit 2.4 to CB&I's Current Report on Form 8-K filed with the SEC on October 28, 2015 (File No. 1-12815))

(b) Amendment No. 2, dated as of February 24, 2017, to the Amended and Restated Revolving Credit Agreement (incorporated by reference to Exhibit 10.31(b) to CB&I's Annual Report on Form 10-K for the year ended 2016 filed with the SEC on March 1, 2017 (File No. 1-12815))

(c) Amendment No. 3 and Waiver, dated as of May 8, 2017, to the Amended and Restated Revolving Credit Agreement (incorporated by reference to Exhibit 10.9 to CB&I’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 10, 2017 (File No. 1-12815))

(d) Amendment No. 4, dated as of May 29, 2017, to the Amended and Restated Revolving Credit Agreement (incorporated by reference to Exhibit 10.2 to CB&I’s Current Report on Form 8-K filed with the SEC on June 2, 2017 (File No. 1-12815))

(e) Amendment No. 5 and Waiver, dated as of August 9, 2017, to the Amended and Restated Revolving Credit Agreement (incorporated by reference to Exhibit 10.2 to CB&I’s Current Report on Form 8-K filed with the SEC on August 15, 2017 (File No. 1-12815))

(f) Amendment No. 6, dated as of December 18, 2017, to the Amended and Restated Revolving Credit Agreement (incorporated by reference to Exhibit 10.4 to CB&I’s Current Report on Form 8-K filed with the SEC on December 20, 2017 (File No. 1-12815))

10.32
Term Loan Agreement, dated as of July 8, 2015, by and among Chicago Bridge & Iron Company N.V., Chicago Bridge & Iron Company (Delaware), as Borrower, Bank of America, N.A., as Administrative Agent, the lenders party thereto, and the agents party thereto (incorporated by reference to Exhibit 10.2 to CB&I's Current Report on Form 8-K filed with the SEC on July 14, 2015 (File No. 1-12815))

(a) Amendment No. 1, dated as of October 27, 2015, to the Term Loan Agreement (incorporated by reference to Exhibit 2.6 to CB&I's Current Report on Form 8-K filed with the SEC on October 28, 2015 (File No. 1-12815))

(b) Amendment No. 2, dated as of February 24, 2017, to the Term Loan Agreement (incorporated by reference to Exhibit 10.32(b) to CB&I's Annual Report on Form 10-K for the year ended 2016 filed with the SEC on March 1, 2017 (File No. 1-12815))

(c) Amendment No. 3 and Waiver, dated as of May 8, 2017, to the Term Loan Agreement (incorporated by reference to Exhibit 10.10 to CB&I’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 10, 2017 (File No. 1-12815))

(d) Amendment No. 4, dated as of May 29, 2017, to the Term Loan Agreement (incorporated by reference to Exhibit 10.3 to CB&I’s Current Report on Form 8-K filed with the SEC on June 2, 2017 (File No. 1-12815))

(e) Amendment No. 5 and Waiver, dated as of August 9, 2017, to the Term Loan Agreement (incorporated by reference to Exhibit 10.3 to CB&I’s Current Report on Form 8-K filed with the SEC on August 15, 2017 (File No. 1-12815))

(f) Amendment No. 6, dated as of December 18, 2017, to the Term Loan Agreement (incorporated by reference to Exhibit 10.5 to CB&I’s Current Report on Form 8-K filed with the SEC on December 20, 2017 (File No. 1-12815))

10.33
Note Purchase and Guarantee Agreement dated as of July 22, 2015, by and among Chicago Bridge & Iron Company N.V., Chicago Bridge & Iron Company (Delaware) and each of the purchasers party thereto (incorporated by reference to Exhibit 10.5 to CB&I’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on July 24, 2015 (File No. 1-12815))

(a) First Amendment, dated as of October 27, 2015, to the Note Purchase and Guarantee Agreement (incorporated by reference to Exhibit 2.8 to CB&I's Current Report on Form 8-K filed with the SEC on October 28, 2015 (File No. 1-12815))

(b) Second Amendment, dated as of December 29, 2016, to the Note Purchase and Guarantee Agreement (incorporated by reference to Exhibit 10.33(b) to CB&I's Annual Report on Form 10-K for the year ended 2016 filed with the SEC on March 1, 2017 (File No. 1-12815))

(c) Third Amendment, dated as of February 24, 2017, to the Note Purchase and Guarantee Agreement (incorporated by reference to Exhibit 10.33(c) to CB&I's Annual Report on Form 10-K for the year ended 2016 filed with the SEC on March 1, 2017 (File No. 1-12815))

(d) Fourth Amendment and Waiver, dated as of May 8, 2017, to the Note Purchase and Guarantee Agreement (incorporated by reference to Exhibit 10.11 to CB&I’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 10, 2017 (File No. 1-12815))

(e) Fifth Amendment and Waiver, dated as of August 9, 2017, to the Note Purchase and Guarantee Agreement (incorporated by reference to Exhibit 10.5 to CB&I’s Current Report on Form 8-K filed with the SEC on August 15, 2017 (File No. 1-12815))

(f) Consent and Sixth Amendment, dated as of October 5, 2017, to the Note Purchase and Guarantee Agreement (incorporated by reference to Exhibit 10.6 to CB&I’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed with the SEC on October 31, 2017 (File No. 1-12815))

(g) Seventh Amendment, dated as of December 6, 2017, to the Note Purchase and Guarantee Agreement (incorporated by reference to Exhibit 10.2 to CB&I’s Current Report on Form 8-K filed with the SEC on December 7, 2017 (File No. 1-12815))

(h) Eighth Amendment, dated as of December 18, 2017, to the Note Purchase and Guarantee Agreement (incorporated by reference to Exhibit 10.2 to CB&I’s Current Report on Form 8-K filed with the SEC on December 20, 2017 (File No. 1-12815))

10.34
Employee Matters Agreement, dated October 27, 2015, by and among Chicago Bridge & Iron Company N.V., CB&I Stone & Webster, Inc., WSW Acquisition Co., LLC and Westinghouse Electric Company LLC. (incorporated by reference to Exhibit 2.2 to CB&I's Current Report on Form 8-K filed with the SEC on October 28, 2015 (File No. 1-12815)

10.35
Separation Agreement and Release (incorporated by reference to Exhibit 10.1 to CB&I’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the SEC on May 10, 2017 (File No. 1-12815))

10.36 (1)
Form of Restricted Stock Unit Award Letter pursuant to CB&I’s 2008 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to CB&I’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the SEC on August 9, 2017 (File No. 1-12815))

10.37 (1)
Form of Performance Share Award Letter pursuant to CB&I’s 2008 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 to CB&I’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed with the SEC on August 9, 2017 (File No. 1-12815))

10.38
Separation and Release Agreement dated as of June 27, 2017 between Chicago Bridge & Iron Company (Delaware) and Philip K. Asherman (incorporated by reference to Exhibit 10.1 to CB&I’s Current Report on Form 8-K filed with the SEC on July 3, 2017 (File No. 1-12815))

10.39 (2)	Separation and Release Agreement dated as of October 18, 2017 between Chicago Bridge & Iron Company (Delaware) and Luke V. Scorsone

21.1 (2)	List of Significant Subsidiaries

23.1 (2)	Consent of Independent Registered Public Accounting Firm

31.1 (2)	Certification of the Company’s Chief Executive Officer pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (2)	Certification of the Company’s Chief Financial Officer pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (2)	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 (2)	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS (2),(3)	XBRL Instance Document
101.SCH (2),(3)	XBRL Taxonomy Extension Schema Document
101.CAL (2),(3)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (2),(3)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB (2),(3)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE (2),(3)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Management compensatory plan or arrangement

(2)	Filed herewith

(3)
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015, (ii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015, (iii) the Consolidated Balance Sheets as of December 31, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, (v) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2017, 2016 and 2015, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 20, 2018.

Chicago Bridge & Iron Company N.V.

/s/ Patrick K. Mullen
Patrick K. Mullen
(Authorized Signer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 20, 2018.

Signature	Title
/s/ Patrick K. Mullen	President and Chief Executive Officer
Patrick K. Mullen	(Principal Executive Officer)
Supervisory Director

/s/ Michael S. Taff	Executive Vice President and Chief Financial Officer
Michael S. Taff	(Principal Financial Officer)

/s/ Westley S. Stockton	Vice President, Corporate Controller
Westley S. Stockton	and Chief Accounting Officer
(Principal Accounting Officer)

/s/ L. Richard Flury	Supervisory Director and Non-Executive Chairman
L. Richard Flury

/s/ James R. Bolch	Supervisory Director
James R. Bolch

/s/ Deborah M. Fretz	Supervisory Director
Deborah M. Fretz

/s/ W. Craig Kissel	Supervisory Director
W. Craig Kissel

/s/ Larry D. McVay	Supervisory Director
Larry D. McVay

/s/ James H. Miller	Supervisory Director
James H. Miller

/s/ Forbes I.J. Alexander	Supervisory Director
Forbes I.J. Alexander

/s/ Marsha C. Williams	Supervisory Director
Marsha C. Williams

Registrant’s Agent for Service in the United States

/s/ Kirsten B. David
Kirsten B. David