Form 10-K/A
period 2017-12-31
CHICAGO BRIDGE & IRON CO N V
filed 2018-03-22
CIK 1027884

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
The number of shares outstanding of the registrant’s common stock as of March 19, 2018 was 102,538,609.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends Part III, Items 10 through 14 of the previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2017, originally filed on February 21, 2018 (the “Original Filing”) by Chicago Bridge & Iron Company N.V. (“CB&I”, “we”, “our”, “us”, or “the Company”). We are filing this Amendment to include information previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement that involves the election of directors, provided that the definitive proxy statement is filed with the Securities and Exchange Commission (“SEC”) within 120 days after the end of the fiscal year. Due to the Company’s previously announced and pending merger with McDermott International, Inc. the Company does not anticipate that a definitive proxy statement that involves the election of directors will be filed within 120 days of the end of the Company’s fiscal year. Accordingly, Part III of the Original Filing is hereby amended as set forth below.
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits under Item 15 of Part IV to this Amendment.
Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Filing and no attempt has been made in this Amendment to modify or update other disclosures presented in the Original Filing. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Filing, and such forward-looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC subsequent to the filing of the Original Filing.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The following table sets forth information regarding the Company’s executive officers and key personnel as of March 19, 2018.

Name	Age	Title
Kirsten B. David	51	Executive Vice President and Chief Legal Officer
Richard W. Heo	47	Executive Vice President, Fabrication Services
Daniel M. McCarthy	67	Executive Vice President, Technology
Patrick K. Mullen	53	Chief Executive Officer
James W. Sabin	61	Executive Vice President, Global Operations Services
Westley S. Stockton	46	Vice President, Corporate Controller and Chief Accounting Officer
Michael S. Taff	55	Executive Vice President and Chief Financial Officer
Duncan N. Wigney	53	Executive Vice President, Engineering & Construction
Executive Officers
The following is a brief summary of the background of each of our executive officers.
Kirsten B. David, 51, has served as our Executive Vice President and Chief Legal Officer since February 2017, and held the positions of Chief Legal Officer and General Counsel on an interim basis from December 2016 to February 2017.  Ms. David served as our Chief Compliance Counsel from 2013 to December 2016.  She joined CB&I through the acquisition of The Shaw Group Inc. in 2013, where she served as the Company’s Chief Compliance Officer.  Ms. David has worked as a lawyer in the engineering and construction industry for over 23 years.
Richard W. Heo, 47, has served as our Executive Vice President, Fabrication Services since October 2017. He joined CB&I in 2014, and since then has held positions of increasing responsibility within our Technology and Fabrication Services operating groups. Previously he held a number of roles at KBR, including Vice President of Global Sales for the company’s Technology business unit. From 1998 to 2009, he worked with Nalco Company (Ecolab).
Daniel M. McCarthy, 67, has served as Executive Vice President, Technology since September 2016. Previously he served as Executive Vice President from December 2011 to September 2016 and as operating group President, Technology from 2009 to 2016. He joined CB&I through the acquisition of the Lummus business from ABB Asea Brown Boveri Ltd. (the “ABB Lummus acquisition”) in 2007 and served as President, Technology from 2007 to 2009.
Patrick K. Mullen, 53, has served as Chief Executive Officer since July 1, 2017. Previously he served as Chief Operating Officer, from September 2016 to July 2017; and Executive Vice President and operating group President, Engineering and Construction from December 2013 to September 2016 and as Executive Vice President, Corporate Development from February 2013 to December 2013. Mr. Mullen joined CB&I through the ABB Lummus acquisition in 2007 and served as Senior Vice President, Business Development for Technology from 2007 to 2013.
James W. Sabin, Jr., 61, has served as our Executive Vice President, Global Operations Services, since September 2016. Previously he served as Executive Vice President, Global Systems from December 2013 to September 2016. He joined CB&I through the acquisition of The Shaw Group Inc. in 2013 and served as Senior Vice President, Global Systems from February 2013 to December 2013. Prior to the acquisition, Mr. Sabin served as a Senior Vice President, Power.
Westley S. Stockton, 46, has served as our Senior Vice President and Chief Accounting Officer since December 2017. Previously he served as Vice President, Corporate Controller and Chief Accounting Officer since 2008. He previously served as Vice President, Financial Operations from 2006 to 2008. On March 12, 2015, Mr. Stockton assumed interim responsibility for CB&I’s operational finance functions until April 1, 2015. Mr. Stockton, a Certified Public Accountant, has worked for CB&I in various financial positions since 2002. Prior to joining CB&I, he worked for two large accounting firms in audit-related roles.
Michael S. Taff, 55, has served as our Executive Vice President and Chief Financial Officer since April 1, 2015. Previously, he served as Senior Vice President and Chief Financial Officer of Flowserve Corp. from 2012 to 2015 and as Senior Vice President and Chief Financial Officer of the Babcock and Wilcox Co. from 2010 to 2012, following its spin-off from McDermott International Inc. where he served as Senior Vice President and Chief Financial Officer from 2007 to 2010.

Duncan N. Wigney, 53, has served as our Executive Vice President, Engineering & Construction, since December 2016. Previously he served as Group Vice President for our International Engineering & Construction business from 2015 to 2016. Prior to that he was Senior Vice President leading our Offshore and Pipeline business from 2011 to 2014.
Directors
Members of the Supervisory Board are generally elected to serve three-year terms, with approximately one-third of such members’ terms expiring each year and two-thirds of such members’ terms expiring each two years. The terms of the members of the Supervisory Board expire at the general meeting of shareholders held in the third year following their election, but members of the Supervisory Board whose terms of office expire may be re-elected. The Supervisory Board has determined that the number of members of the Supervisory Board will be nine.
The following table sets forth information regarding the Company’s current directors as of March 19, 2018.

Name	Age	Title
Forbes I.J. Alexander	57	Supervisory Director; Member of the Audit Committee and the Corporate Governance Committee; Chief Financial Officer of Jabil Inc.
James R. Bolch	60
Supervisory Director; Member of Corporate Governance Committee, the Organization and Compensation Committee and the Nominating Committee; Chief Executive Officer of Jones & Frank; Director for WASH Multifamily Laundry Systems

L. Richard Flury	70
Non-Executive Chairman; Chairman of the Strategic Initiatives Committee; Member of the Corporate Governance Committee and the Nominating Committee; director of Callon Petroleum Corporation where he is Non-Executive Chairman

Deborah M. Fretz	69	Supervisory Director; member of the Audit Committee, the Organization and Compensation Committee and the Corporate Governance Committee
W. Craig Kissel	67
Supervisory Director; Chairman of the Organization and Compensation Committee; member of the Corporate Governance Committee and the Nominating Committee; director of Watts Water Technologies and Nelson Global Products

Larry D. McVay	70
Supervisory Director; Chairman of the Corporate Governance Committee; member of the Audit Committee and Strategic Initiatives Committee; Director of Praxair, Inc. and Callon Petroleum Corporation and Managing Director of Edgewater Energy LLC

James H. Miller	69
Supervisory Director; member of the Organization and Compensation Committee, the Corporate Governance Committee and the Strategic Initiatives Committee; Director of AES Corporation and Crown Holdings were he serves on audit, nominating and compensation committees

Marsha C. Williams	67
Supervisory Director; Chairman of the Audit Committee; member of the Nominating Committee and the Corporate Governance Committee; Director of Davis Funds and Lead Director of Modine Manufacturing Company, Inc. and Lead Director of Fifth Third Bancorp; and President of Island Lavender L.L.C.

The following is a brief summary of the background of the Company’s current directors.
Forbes I.J. Alexander, 57, has served as a Supervisory Director since May 2017 and is a member of the Audit Committee and Corporate Governance Committee, and was an advisor to the Board from September 2016 to May 2017. Mr. Alexander currently serves as Chief Financial Officer of Jabil Inc. He served as Treasurer from November 1996 to 2004 and Controller of Jabil’s operations in Scotland from 1993. Prior to joining Jabil, Forbes was Financial Controller of Tandy Electronics European Manufacturing Operations in Scotland and has held various financial management positions in the UK and Europe with Hewlett Packard, Apollo Computer and Turner and Newall. Specifically, he is qualified to be a member of the Supervisory Board because of his extensive professional and finance knowledge and experience, having worked as a financial officer within various types of companies over the course of his career.

James R. Bolch, 60, has been a member of the Supervisory Board since 2012 and is a member of the Corporate Governance Committee, the Organization and Compensation Committee and the Nominating Committee. Mr. Bolch is currently the Chief Executive Officer of Jones & Frank. Additionally, he currently serves on the Board of Directors for the WASH Multifamily Laundry Systems. From 2010 to 2013, he served as President and Chief Executive Officer and member of the Board of Directors of Exide Technologies (XIDE), which, on June 10, 2013, filed a voluntary petition for reorganization pursuant to U.S. federal restructuring laws. Before joining Exide in 2010, he was employed at Ingersoll Rand Company from 2005 to 2010 where he served as Senior Vice President and President of the Industrial Technologies Sector. From 2003 to 2005, he was Executive Vice President of Schindler Elevator Corporation for the Service Business in North America. Previously, Mr. Bolch spent 21 years with United Technologies Corporation where he held roles in Otis Elevator, Optical Systems and UTC Power Divisions. Specifically, he is qualified to be a member of the Supervisory Board because he held a position as chief executive officer and has run significant divisions of a public company and because of his knowledge of international business, technological expertise, education, experience of having served on the Supervisory Board, his independence, and compatibility with existing Supervisory Board members, management and the Company’s corporate culture.
L. Richard Flury, 70, has served as Non-Executive Chairman since 2010, as a member of the Supervisory Board since 2003, and was a consultant to the Supervisory Board until his election as a Director in May 2003. He is Chairman of the Strategic Initiatives Committee and a member of the Corporate Governance Committee and the Nominating Committee. Previously, Mr. Flury served as Chief Executive Officer, Gas, Power and Renewables for BP plc from 1998 until his retirement in 2001. He served as Executive Vice President of Amoco, responsible for managing the exploration and production sector, from 1996 to 1998. Prior to that, he served in various other executive capacities with Amoco since 1988. Mr. Flury is currently a director of Callon Petroleum Corporation where he is Non-Executive Chairman. Mr. Flury is a retired director of QEP Resources. Specifically, he serves as a member of the Supervisory Board because of his executive management of a public company, knowledge of the energy industry, knowledge of international business, financial adeptness, experience of having served on the Supervisory Board, independence, and compatibility with the existing Supervisory Board members, management and the Company’s corporate culture.
Deborah M. Fretz, 69, has been a member of the Supervisory Board since 2013 and is a member of the Audit Committee, the Organization and Compensation Committee and the Corporate Governance Committee. She served as President and Chief Executive Officer of Sunoco Logistics Partners L.P. from 2001 to 2010. Prior to this role, Ms. Fretz held various management positions at Sunoco, Inc., including General Manager and President of Sun Pipeline Company from 1991 to 1994, Senior Vice President of Logistics from 1994 to 2000 and Senior Vice President of Mid-Continent Refining, Marketing and Logistics from 2000 to 2001. Ms. Fretz served on the Board of Directors for the Federal Reserve Bank of Philadelphia, Niska Gas Storage Partners LP and GATX, a Chicago-based transportation service firm, and Alpha Natural Resources, Inc. Specifically, she is qualified to be a member of the Supervisory Board because she has held positions of management including chief executive officer of a public company and because of her knowledge of the energy industry, financial adeptness, experience of having served on the Supervisory Board, experience of serving on other boards of directors, independence, and compatibility with existing Supervisory Board members, management and the Company’s corporate culture.
W. Craig Kissel, 67, has been a member of the Supervisory Board since 2009 and is Chairman of the Organization and Compensation Committee, and a member of the Corporate Governance Committee, and Nominating Committee. He worked for Trane/American Standard from 1980 until his retirement in 2008, most recently as President of Trane Commercial Systems. From 1998 to 2003, he was President of American Standard’s Vehicle Control Systems business in Brussels, Belgium. Prior to that, he held various management positions at Trane, including Executive Vice President and Group Executive of Trane’s North American Unitary Products business. Mr. Kissel is currently a director of Watts Water Technologies and Nelson Global Products. Specifically, he serves as a member of the Supervisory Board because of his service as a division president of a public company, knowledge of international business, technological expertise, and experience of having served on the Supervisory Board, ability to serve on the Supervisory Board, independence, and compatibility with existing Supervisory Board members, management and the Company’s corporate culture.
Larry D. McVay, 70, has been a member of the Supervisory Board since 2008 and is Chairman of the Corporate Governance Committee and a member of the Audit Committee and Strategic Initiatives Committee. Mr. McVay has served as Managing Director of Edgewater Energy LLC since 2007 and worked 39 years for Amoco, BP and TNK-BP. Mr. McVay served as the Chief Operating Officer of TNK-BP in Moscow from 2003 until his retirement from BP in 2006. From 2000 to 2003, he held the position of Technology Vice President, Operations, and Vice President of Health, Safety and Environment for BP, based in London. Previously, Mr. McVay served in numerous senior level management positions for Amoco. Mr. McVay is currently on the Board of Directors of Callon Petroleum Company and Praxair Inc. Specifically, he serves as a member of the Supervisory Board because of his services as a chief operating officer of a division of a public company, knowledge of the energy industry, knowledge of international business, technological expertise, financial adeptness, experience of having served on the Supervisory Board, independence, and compatibility with existing Supervisory Board members, management and the Company’s corporate culture.

James H. Miller, 69, has been a member of the Supervisory Board since 2014 and is a member of the Organization and Compensation Committee, the Corporate Governance Committee, and the Strategic Initiatives Committee. He served as a consultant to the Supervisory Board since April 2013. He served as Chairman of PPL Corporation from 2006 until his retirement in 2012. He also served as Chief Executive Officer of PPL from 2006 to 2011, President from 2005 to 2011 and Executive Vice President and Chief Operating Officer from 2004 to 2005. Before PPL Corporation, Mr. Miller was Executive Vice President of USEC Inc., and previously served as President of two ABB Group subsidiaries: ABB Environmental Systems and ABB Resource Recovery Systems. Mr. Miller began his career at the former Delmarva Power & Light Co. Mr. Miller currently serves as a director of AES Corporation and Crown Holdings, where he serves on audit, nominating and compensation committees. Mr. Miller retired as a director from Rayonier Advanced Materials in October 2015. Specifically, he is qualified to be a Supervisory Board member because of the positions of management he has held including chairman and chief executive officer of a public company, his knowledge of the energy industry, ability to serve on the Supervisory Board, experience of serving on other boards of directors, and independence, and compatibility with the existing Supervisory Board members, management and the Company’s corporate culture.
Marsha C. Williams, 67, has served as a member of the Supervisory Board since 1997. She is Chairman of the Audit Committee and a member of the Nominating Committee and the Corporate Governance Committee. Ms. Williams served as Senior Vice President and Chief Financial Officer of Orbitz Worldwide, Inc. from 2007 through her retirement in 2010. From 2002 to 2007, she served as Executive Vice President and Chief Financial Officer of Equity Office Properties Trust. She served as Chief Administrative Officer of Crate & Barrel from 1998 to 2002, and as Treasurer of Amoco Corporation from 1993 to 1998. Ms. Williams is a director of Davis Funds and Lead Director of Modine Manufacturing Company, Inc. and Lead Director of Fifth Third Bancorp. Ms. Williams has also served as President of Island Lavender LLC since 2013. Specifically, she serves as a member of the Supervisory Board because of her knowledge of the energy industry, knowledge of international business, financial adeptness and human relations skills, experience of having served on the Supervisory Board, independence, and compatibility with existing Supervisory Board members, management and the Company’s corporate culture.

Arrangements between Officers and Directors
To our knowledge, there is no arrangement or understanding between any of our directors or officers and any other person, including directors or officers, pursuant to which the director or officer was selected.

Family Relationships
None of our directors or officers are related by blood, marriage, or adoption to any other director, executive officer, or other key employee.

Legal Proceedings
Except as set forth herein, we are not aware of any of our directors or officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses) or being subject to any of the items set forth under Item 401(f) of Regulation S-K.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our members of the Supervisory Board, executive officers and persons who own more than 10% of our common shares to file initial reports of ownership and reports of changes in ownership of common shares (Forms 3, 4 and 5) with the SEC and the New York Stock Exchange (“NYSE”). All such persons are required by SEC regulation to furnish us with copies of all such forms that they file and we receive written representations by certain reporting persons with respect to whether a Form 5 was required. To our knowledge, based solely on our review of the copies of such reports received by us and on written representations by certain reporting persons that no reports on Forms 3, 4 or 5 were required to be filed by them, we believe that, during the year ended December 31, 2017, our Supervisory Board, executive officers and 10% shareholders complied with all Section 16(a) requirements applicable to them.
Code of Ethics
We have a Code of Ethics that applies to all of our employees, directors and officers, including our Chief Executive Officer and our Chief Financial Officer (who is our principal financial officer). Our Code of Ethics is available on our website at investors.cbi.com/corporate-governance.
If we amend, modify or waive a provision in our Code of Ethics, we may satisfy the disclosure requirement by posting such information on our website. Our website is not a part of this Amendment.

Board Leadership Structure and Role in Risk Oversight
The Company’s Corporate Governance Guidelines require that the Chairman of the Supervisory Board be a non-executive. The Supervisory Board separates the roles of Chief Executive Officer and Chairman of the Supervisory Board in recognition of the differences between the two roles and the commitment required by each role. Separating these positions allows our Chief Executive Officer to focus on our day-to-day business, while allowing the non-executive Chairman of the Supervisory Board (the “Non-Executive Chairman”), as an independent leader, to lead the Supervisory Board in its fundamental role of providing advice to and independent oversight of management. The Supervisory Board recognizes the time, effort and energy that the Chief Executive Officer is required to devote to his position in the current business environment, and the commitment required of the Non-Executive Chairman to properly fulfill his role. The Supervisory Board believes this structure is appropriate for the Company not only because of the size and composition of the Supervisory Board, the scope and complexity of the Company’s operations and the responsibilities of the Supervisory Board and management, but also as a demonstration of our commitment to good corporate governance.
While the Supervisory Board is ultimately responsible for risk oversight, four Supervisory Board committees assist the Supervisory Board in fulfilling its oversight responsibilities in certain areas of risk. The Supervisory Board exercises its risk oversight authority through various processes and procedures adopted by the Supervisory Board’s Audit Committee, Strategic Initiatives Committee, Corporate Governance Committee and Organization and Compensation Committee.
The Audit Committee assists the Supervisory Board in its involvement in the Company’s risk management process by providing oversight for the:

•	integrity of the Company’s financial statements;

•	Company’s compliance with legal and regulatory requirements;

•	Company’s independent registered public accounting firm’s qualifications and independence;

•	performance of the Company’s independent registered public accounting firm and our internal audit function; and

•	Company’s system of disclosure and internal controls regarding finance, accounting, legal compliance and ethics.
The Strategic Initiatives Committee, chaired by the Non-Executive Chairman, participates in and, in certain instances, oversees significant core activities of the Company. The Strategic Initiatives Committee deals directly with risk-related issues facing the Company as the Committee carries out its duties to:

•
review and approve on behalf of the Supervisory Board contracts, purchase orders, subcontracts and change orders in the ordinary course of business whose price exceeds the approval authority of the Chief Executive Officer;

•
review and make recommendations to the Supervisory Board with respect to matters brought to its attention by the Chief Executive Officer in the ordinary course of business that exceed his approval authority under the authority matrix adopted by the Supervisory Board; and

•	review and discuss matters brought to its attention by the Chief Executive Officer that the Strategic Initiatives Committee finds appropriate.

The Corporate Governance Committee participates in identifying and managing risks facing the Company through its responsibility to the Supervisory Board to:

•
provide perspective on economic, business and technology trends and events that could cause the Company to change the allocation of resources among its existing businesses or to enter new business, and to review the business planning process of the Company;

•	review various policies and practices of management in the areas of corporate governance;

•	establish and review corporate goals and objectives;

•	consider the overall relationship of Supervisory Board members and the Company’s management; and

•	develop, review and recommend to the Supervisory Board a set of corporate governance guidelines applicable to the Company.
The Organization and Compensation Committee undertakes risk oversight of the Company’s compensation programs through its responsibility to the Supervisory Board to:

•	establish and review the Company’s overall compensation philosophy, strategy and guidelines so that the design of the Company’s compensation programs does not encourage excessive risk taking;

•	establish and review annual incentive and long-term incentive compensation plans so that they do not create risks reasonably likely to have a material adverse effect on the Company; and

•	establish and review corporate goals and objectives supported by the Company’s compensation programs so that rewards are aligned with the interests of shareholders.

Based on information and reports received by the Supervisory Board from these committees and from regular or special Supervisory Board meetings, appropriate guidance and involvement can be directed to areas that may expose the Company to risks in operation, legal compliance, financial reporting and other aspects of the business of the Company. The Non-Executive Chairman works with the Chief Executive Officer during the strategic planning process to ensure management strategies, plans and performance metrics are communicated to the Supervisory Board and concerns of the Supervisory Board are addressed in the development of these plans. He also attends and participates in quarterly management review meetings in which, as part of the review of the Company’s overall performance, various risk issues are identified and addressed.
Nominations for Directors/Director Qualifications
The Nominating Committee of the Supervisory Board is responsible for screening potential members of the Supervisory Board and recommending qualified candidates to the Supervisory Board for nomination. Although the Nominating Committee has not established any specific minimum qualifications to be met by a nominee to be a member of the Supervisory Board, it assesses a diverse number of specific factors such as independence, judgment, business experience, financial knowledge and expertise, technical skills and knowledge, knowledge of our core business, international background and experience and other particular skills to enable a Supervisory Board member to make a significant contribution to the Supervisory Board, the Company, and our shareholders. Set forth in Appendix I to the Nominating Committee Charter (“Appendix I”), available through our website, investors.cbi.com/corporate-governance, are diverse and relevant criteria and characteristics and specific experience, qualifications, attributes and skills to be considered by the Nominating Committee in identifying nominees to be a member of the Supervisory Board, including:

•	holding a position as a chief executive officer or chief operating officer or running a significant division of a public company;

•	knowledge of our core business, including contracting, energy, building materials (steel) and chemicals;

•	knowledge of international business;

•	technological expertise;

•	financial adeptness, liability/equity management and human relations skills;

•	participation on other boards;

•	education;

•	ability to serve for at least five years;

•	compatibility with existing Supervisory Board, management and the Company corporate culture; and

•	independence, as defined in the standards set forth in our Corporate Governance Guidelines.
The Nominating Committee and the Supervisory Board prefer nominees who will contribute to a board that is diverse in terms of business training, experience across a range of industries, leadership, background and education. The Nominating Committee and the Supervisory Board consider how a specific nominee contributes to the diversity of the Supervisory Board by identifying a nominee’s experience and background and determining how such experience and background will complement the overall makeup of the Supervisory Board. The Nominating Committee identifies nominees through the use of third-party entities whose practice includes outside director searches and by conducting its own searches primarily based on personal knowledge and recommendations of other members of the Supervisory Board and our management. Nominees are evaluated by the Nominating Committee as a whole with reference to Appendix I. The Nominating Committee does not solicit director nominees but will consider and evaluate shareholder recommendations that meet the criteria set forth in Appendix I in the same manner as it evaluates other potential nominees.
The Supervisory Board has five standing committees to assist the Supervisory Board in the execution of its responsibilities. These committees are the Audit Committee, the Organization and Compensation Committee, the Nominating Committee, the Corporate Governance Committee, and the Strategic Initiatives Committee. Each committee is composed of a minimum of three members of the Supervisory Board (except the Corporate Governance Committee, which consists of all non-management members of the Supervisory Board) who satisfy the independence requirements required by the Exchange Act, the rules adopted thereunder, the listing standards of the NYSE in effect from time to time and the Dutch Corporate Governance Code. Each committee functions under a charter adopted by the Supervisory Board. Each charter can be accessed through our website, investors.cbi.com/corporate-governance, and is available in print to any shareholder who requests it.
Nominating Committee
The current members of the Nominating Committee are Mr. Bolch (Chairman), Ms. Williams and Messrs. Flury and Kissel. The Supervisory Board has determined that Ms. Williams and Messrs. Bolch, Flury and Kissel are each independent as defined in the Exchange Act and under the NYSE Listed Company Manual.
The Nominating Committee met one time during 2017. Its primary duties and responsibilities include the following:

•	identification, review, recommendation and assessment of nominees for election as members of the Supervisory Board and the Management Board;

•	recommendation to the Supervisory Board regarding size, composition, proportion of inside directors and creation of new positions of the Supervisory Board;

•	recommendation of the structure and composition of, and nominees for, the standing committees of the Supervisory Board;

•	recommendation of fees to be paid to non-employee members of the Supervisory Board; and

•
review of conflicts or potential conflicts of interest to ensure compliance with our Code of Ethics and our Code of Conduct and making recommendations to the Supervisory Board concerning the granting of waivers.

Audit Committee
The current members of the Audit Committee are Ms. Williams (Chairman), and Messrs. McVay and Alexander, and Ms. Fretz. The Supervisory Board has determined that Mses. Fretz and Williams and Messrs. McVay and Alexander are each independent as defined in the Exchange Act and under the NYSE Listed Company Manual and Mr. Alexander and Mses. Fretz and Williams meet the definition of “audit committee financial expert,” as such term is defined under the rules of the SEC, and the definition of “financial expert,” as defined in the Dutch Corporate Governance Code. The Supervisory Board has also determined that Mses. Fretz and Williams and Messrs. McVay and Alexander, possess the necessary level of financial literacy required to enable them to serve effectively as Audit Committee members. We maintain an Internal Audit Department to provide the Audit Committee and management with ongoing assessments of our system of internal controls. Representatives of our independent registered public accounting firm participate in Audit Committee meetings, including periodic executive sessions independent of management, to discuss auditing and financial reporting matters.
The Audit Committee met seven times during 2017. Its primary duties and responsibilities include assisting the Supervisory Board in overseeing:

•	the integrity of our financial statements;

•	our compliance with legal and regulatory requirements;

•	our independent registered public accounting firm’s qualifications and independence;

•	the performance of our independent registered public accounting firm and our internal audit function; and

•	our system of disclosure and internal controls regarding finance, accounting, legal compliance and ethics.
Organization and Compensation Committee
Information regarding our Organization and Compensation Committee is included in Item 11 below.
Corporate Governance Committee
The current members of the Corporate Governance Committee are Messrs. McVay (Chairman), Bolch, Flury, Kissel, Miller and Alexander and Mses. Fretz and Williams. The Corporate Governance Committee met four times during 2017. Its primary duties and responsibilities include the following:

•	evaluation of the performance of the Supervisory Board and management;

•	review of policies and practices of management in the areas of corporate governance and corporate responsibility;

•	recommendation to the Supervisory Board of policies and practices regarding the operation and performance of the Supervisory Board; and

•	development, review and recommendation to the Supervisory Board of a set of corporate governance guidelines.
The Corporate Governance Committee provides an opportunity for the non-management members of the Supervisory Board to meet in regularly scheduled executive sessions for open discussion without management. The Chairman of the Corporate Governance Committee, Mr. McVay, presides at these meetings. We have established a toll-free number, (866) 235-5687, through which interested parties, including shareholders, may contact non-management directors. Calls to this number for non-management directors will be relayed directly to the Chairman of the Audit Committee who will forward it to the appropriate member.
Strategic Initiatives Committee
The current members of the Strategic Initiatives Committee are Messrs. Flury (Chairman), McVay and Miller. The Strategic Initiatives Committee met one time during 2017. Its primary duties and responsibilities include the following:

•	provide a detailed review of actions regarding the approval authority granted by the Supervisory Board to the Chief Executive Officer; and

•	review and recommend to the Supervisory Board other matters exceeding the authority granted by the Supervisory Board to the Chief Executive Officer.

Item 11. Executive Compensation
EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
This compensation discussion and analysis (“CD&A”) explains our executive compensation program for our current named executive officers (“NEOs”) listed below. The CD&A also describes the Organization and Compensation Committee’s (the “Committee”) process for making pay decisions, as well as its rationale for specific decisions related to fiscal 2017.

Current NEOs	Title
Patrick K. Mullen	President and Chief Executive Officer
Michael S. Taff	Executive Vice President and Chief Financial Officer
James W. Sabin	Executive Vice President, Global Operations Services
Duncan N. Wigney	Executive Vice President, Engineering & Construction
Daniel M. McCarthy	Executive Vice President, Technology
During fiscal 2017, two of CB&I’s named executive officers, Philip K. Asherman, former President and Chief Executive Officer, and Luke V. Scorsone, former Executive Vice President, Fabrication Services, terminated employment. Compensation details related to their terminations of employment are described under Potential Payments Upon Termination Or Change Of Control below. Further details related to their fiscal 2017 compensation are contained in the required tables following the Compensation Discussion and Analysis. Mr. Mullen was promoted to President and Chief Executive Officer on July 1, 2017 upon Mr. Asherman’s termination of employment.
Executive Summary
According to compensation survey and proxy data provided to the Committee and reviewed by Pearl Meyer, aggregate target total direct compensation established by the Committee for our current NEOs for 2017 was 89.5% of the aggregate market median. The terms and conditions of realized actual 2017 compensation of the current NEOs were affected by the December 18, 2017 approval by CB&I’s Supervisory Board of a business combination agreement between McDermott International, Inc. (“McDermott”) and CB&I (the “Business Combination Agreement”). The approval of the Business Combination Agreement triggered a change-in-control under the current NEOs’ change-in-control agreements as described under Potential Payments Upon Termination Or Change of Control. December 18, 2017 is referred to hereafter as the “Change-in-Control Date.”
2017 Shareholder Engagement & Say-On-Pay
We value the input of our shareholders regarding our compensation practices.  We maintain a proactive investor relations program, and during our interactions with shareholders over the course of the year, we routinely discuss various performance metrics that drive management compensation. Specifically, management discussed the variable pay programs with significant institutional investors leading up to our 2017 shareholders’ meeting. Further, our Committee continues to review the design of our programs in order to ensure that they are aligned with the interests of our shareholders. In 2017, approximately 75% of the votes cast (excluding abstentions) supported our executive compensation decisions.

Best Compensation Practices & Policies
The following practices and policies are embedded in our NEOs’ compensation program to promote sound compensation governance and serve the best interests of our shareholders and executives:

What We Do		What We Do Not Do
☑	Heavy emphasis on variable compensation	☒	No tax gross-ups from 2008 forward on termination payments following a change in control
☑	A majority of the regular annual long-term incentive grants are performance-restricted	☒	No repricing of stock options without shareholder approval
☑	Stock ownership guidelines	☒	No cash buyout of underwater stock options without shareholder approval
☑	Clawback policy	☒	No payment of dividends on performance-based shares until those shares are earned
☑	Independent compensation consultant	☒	No hedging of Company stock
☑	Annual risk assessments
☑	Measure both absolute and relative performance metrics in the long-term incentive program
WHAT GUIDES OUR PROGRAM
The Guiding Principles of Our Compensation Philosophy
Our compensation policies and practices are grounded by the following guiding principles:

•
Create a strong link between pay and performance, as well as foster a culture of ownership - Incentive plans should use a range of performance metrics tied to key financial goals and strategic milestones focused on the drivers of long-term shareholder value. A significant portion of an executive’s total compensation should be variable/at risk and dependent on the achievement of these goals and milestones. Executives should have significant outright ownership of Company stock.

•
Provide competitive opportunities for compensation commensurate with roles, responsibilities and performance - We must compete with a wide variety of construction, engineering, heavy industrial, process technology and related firms in order to engage, develop and retain high-caliber talent. To this end, target total compensation should be competitive relative to our comparator companies, while providing incentive opportunities that can be well above (or below) the peer group median, depending upon actual performance. However, executives newly-promoted to their roles likely will have target total compensation below the market median.

•
Promote sound compensation governance aligned with shareholder interests - Total compensation should be reinforced by best practice governance standards. It should also encourage prudent decision-making and prevent excessive risk-taking behaviors through sound and rigorous processes, policies and practices.

The Principal Elements of Pay
Our compensation philosophy is supported by the following principal elements in our executive compensation program:

Element	Form	Purpose
Base Salary	Cash (Fixed)	Provides a competitive rate relative to similar positions in the market, and enables us to attract and retain critical executive talent
Annual Incentive Compensation	Cash (Variable/At Risk)	Rewards the achievement of annual financial goals and short-term strategic milestones that drive profitable growth and shareholder value creation
Long-Term Incentive Compensation	Equity (Variable/At Risk)	Provides incentives to execute on longer-term financial and strategic growth goals that drive shareholder value creation and support our retention strategy

Pay Mix
The charts below show the annual target compensation (base salary, annual incentive compensation and long-term incentive compensation) of our CEO and other NEOs for 2017. These charts illustrate that a majority of NEO target compensation is variable and tied to either Company performance or stock price (86% for our CEO and 82% in aggregate for our other NEOs).
Vast Majority of NEO Pay is Variable/At Risk, Tied to the Company’s Performance and Stock Price

Our Decision Making Process
The Committee oversees the executive compensation program for our NEOs. The Committee is comprised of independent, non-employee members of the Supervisory Board. The Committee works closely with its independent consultant and management to examine the effectiveness of our executive compensation program throughout the year. Details of the Committee’s authority and responsibilities are specified in its charter, which may be accessed through investors.cbi.com/corporate-governance.
The Role of the Organization and Compensation Committee. The Committee typically reviews independent market data covering base salary, annual incentive compensation opportunities and long-term incentive target values for all executive officers for the coming year at its regularly scheduled autumn meeting and then establishes executive officer target compensation levels for the following fiscal year at its December meeting. Using the findings and conclusions of our strategic planning process together with an assessment of other data, management develops its business plan for the following year. The business plan is then presented to the Supervisory Board generally at its regularly scheduled February meeting in that following year. At its regularly scheduled February meeting, taking into account the Company’s long-term strategy and annual business plan, the Committee reviews and approves the annual incentive compensation performance targets, as well as our long-term incentive award performance targets for awards granted in that year, for executive officers. In setting 2017 targets for incentive compensation financial metrics, the Committee acted within the context of a continuing challenging market environment in the global energy industry, and as in 2016, some project owners elected to defer or limit investment in new infrastructure. The Committee also reviews actual performance against the plan, retaining discretion as to the final incentive compensation for subsequent approval. The Committee may set salary and grant cash incentive awards and equity awards for executive officers at other times to reflect promotions, new hires or other special circumstances.
The Role of Management. The CEO does not participate in the Committee’s determination of his own compensation. However, he makes recommendations to the Committee for each of the other NEOs. The CEO bases these recommendations on his assessment from market data compiled for the Committee by the independent compensation consultant against each executive’s personal performance, as well as overall Company goals for the fiscal year. The Committee reviews the CEO’s recommendations, makes adjustments as it determines appropriate, and approves compensation in its sole discretion.
The Role of the Independent Compensation Consultant. In considering the executive compensation recommendations of management and determining the compensation of the CEO and those officers reporting directly to him for 2017, the Committee received advice and recommendations from Pearl Meyer. At the Committee’s request, Pearl Meyer evaluated the Company’s compensation practices and assisted in developing and implementing our executive compensation program consistent with its stated compensation philosophy. Pearl Meyer reviewed the Company’s total compensation pay levels and design practices and offered its comments on comparator companies, benchmarks and how the Company’s compensation programs are actually succeeding in meeting the Company’s business objectives. During 2017, Pearl Meyer made recommendations to the Committee at its request, independently of management, on executive compensation generally and on the individual compensation of executive officers. Pearl Meyer participated in selected Committee meetings, including executive sessions independent of management, to discuss executive compensation matters.
The Committee has analyzed whether the work of Pearl Meyer as a compensation consultant has raised any conflicts of interest, taking into consideration, among other things, the following factors: (i) the provision of other services to the Company by Pearl Meyer; (ii) the amount of fees from the Company paid to Pearl Meyer as a percentage of Pearl Meyer’s total revenue; (iii) the policies and procedures of Pearl Meyer that are designed to prevent conflicts of interest; (iv) any business or personal relationship of the individual compensation advisors who serve the Committee with any member of the Committee; (v) any stock of the Company owned by such individual compensation advisors; and (vi) any business or personal relationship of Pearl Meyer or the individual compensation advisors employed by Pearl Meyer who serve the Committee with an executive officer of the Company. The Committee has determined, based on its analysis in light of the factors listed above, plus written assurance from Pearl Meyer, that the work of Pearl Meyer and the individual compensation advisors employed by Pearl Meyer as compensation consultants to the Company, has not created any conflicts of interest.
The Role of Competitive Positioning and Peer Groups. We set base salary, annual incentive and long-term incentive compensation opportunities and target total compensation annually considering a variety of factors including the competitive market from proxy data of our comparator peer group (discussed below) and compensation surveys, as well as an assessment of each executive officer’s performance. This process provides guideposts for establishing the mix of pay for our executives, in terms of short-term versus long-term compensation and in terms of cash versus equity compensation. We do not target a specific mix of pay for our executive officers. Long-term incentive compensation, which we typically grant in the form of equity-based awards, made up well over 50% of target total compensation for our CEO and in aggregate for our other NEOs in 2017, reinforcing alignment of our executive officers with our shareholders.
We target total compensation (base salary, target annual incentives and target annual long-term incentive value) for each of our executive officers to confirm that it is appropriate for the position, and make adjustments where appropriate. We target executive officers’ total compensation to be competitive relative to our comparator companies, taking into account the executive’s tenure in the position and recent performance where appropriate. Executive officers then have the potential through incentive compensation to earn actual total compensation at a level that can be above or below the peer group median target compensation, depending upon performance.
As noted previously, aggregate target total direct compensation for our NEOs in 2017 was below the aggregate market median, in part due to the recent promotion of Mr. Mullen and Mr. Wigney to their roles as Chief Executive Officer and Executive Vice President of Engineering & Construction, respectively. An individual executive’s salary, annual incentive opportunity, and long-term incentive opportunity may be higher or lower relative to the competitive market depending on a variety of factors specific to the position or the incumbent.
We also review our benefits package from time to time and consider the practices of comparable companies for specific types of benefits. Data provided by Pearl Meyer indicates that the nature of the benefits we provide are competitive with those offered by our comparator companies. Related to Mr. Mullen’s promotion to Chief Executive Officer in 2017, Pearl Meyer reviewed our executive perquisites and concluded they are not excessive.
The Committee reviews and approves the selection of comparator companies based on their size, business, and presence in our geographic areas. The list of comparator companies we use may change from year to year based on Pearl Meyer’s recommendations and our Committee’s evaluation of those factors. We used the comparator companies listed below to review executive officer compensation, which assisted the Committee in establishing executive officer pay for fiscal 2017. CB&I’s revenue was at the 66th percentile of the peer group companies’ revenue at the time Pearl Meyer conducted its annual compensation study and was 124% of the group’s median revenue of approximately $10 billion. Prior to Mr. Mullen’s promotion, an updated review of comparator companies’ CEO compensation was conducted, and the peer group median revenue remained approximately $10 billion.

Peer Companies

AECOM Technology Corporation	FMC Technologies, Inc. (2)
Agco Corporation	Halliburton Company
Anadarko Petroleum Corporation	Ingersoll-Rand
Apache Corporation	Jacobs Engineering Group
Baker Hughes Inc.	KBR, Inc.
Cameron International (1) (2)	Marathon Oil Corporation
Cummins Inc.	National Oilwell Varco, Inc.
Danaher Corporation	Parker-Hannifin Corp
Dover Corporation	Quanta Services, Inc.
Eaton Corporation	Stanley Black & Decker, Inc.
EOG Resources Inc.	Transocean Ltd. (2)
Fluor Corporation	Weatherford International (2)

(1)	Cameron International was acquired in 2016, but its NEO compensation data was available for Pearl Meyer’s first study.

(2)	These companies were either no longer public stand-alone companies when Mr. Mullen was promoted to CEO in 2017, or their compensation data no longer was deemed applicable to CB&I.

THE 2017 EXECUTIVE COMPENSATION PROGRAM IN DETAIL
Base Salary
Base salaries provide an underlying level of compensation to executives to attract highly experienced executive talent and maintain a stable management team. Base salaries reflect the executive’s position and role, with some variation for individual factors such as experience and performance. The Committee, based on discussion with its independent compensation consultant and management, approved the following adjustments for fiscal year 2017:

NEO	December 31, 2016 Base Salary (1)	December 31, 2017 Base Salary (1)	% Change (2)
Patrick K. Mullen	$800,000	$1,100,000	37.5%
Michael S. Taff	$703,490	$703,490	—%
James W. Sabin	$479,980	$479,980	—%
Duncan N. Wigney	$489,175	$500,000	2.2%
Daniel M. McCarthy	$639,630	$639,630	—%

(1)
Base salary amounts reflect each executive’s designated base salary level as of the last day of the relevant calendar year, and include adjustments made during the calendar year. Amounts shown do not reflect the total base salary paid for such calendar year. The actual amount of base salary paid to each executive during each relevant calendar year is listed in the Summary Compensation Table below.

(2)
Mr. Mullen was promoted to Chief Executive Officer in July 2017, and his percent increase reflects his larger role in the Company relative to his prior Chief Operating Officer role. Mr. Wigney was paid in British pounds until his relocation to the United States. The value shown on December 31, 2016 was based on an exchange rate of 1.00 GBP = 1.23321 USD. The Committee used market data in 2016 to establish his salary at $500,000 upon his relocation to the United States in early 2017. The other NEOs did not receive increases in fiscal 2017 from the time of their last salary increases in the fourth quarter of fiscal 2016.

Annual Incentive Compensation
Performance-based incentive compensation gives our executives an opportunity for cash compensation tied to the annual performance of the Company pursuant to the terms of the annual Incentive Compensation Program (the “ICP”). The executive officers’ incentive compensation opportunity recognizes their senior-level responsibilities and duties and the competitive environment in which we must recruit and retain our senior management. Actual payouts depend on the achievement of pre-established performance objectives. Payouts can range from 0% to 200% of target award amounts. Target annual incentive compensation opportunities are expressed as a percentage of base salary and were established based on the NEO’s level of responsibility and ability to impact overall results. The Committee also considers market data in setting target award amounts. Target award opportunities for 2017 were as follows:

NEO	December 31, 2017 Target Award Opportunity (as a % of Base Salary)
Patrick K. Mullen	130%
Michael S. Taff	90%
James W. Sabin	90%
Duncan N. Wigney	90%
Daniel M. McCarthy	90%
The Committee annually establishes a set of performance metrics, which drive the annual cash incentive awards for the NEOs. These pre-determined performance metrics are chosen to ensure our NEOs are focused on measures that drive profitable growth and shareholder value creation. Once the payout level under the annual ICP’s terms has been determined, the Committee may reduce, but not increase, the amount paid to our executive officers.
2017 Performance Results
In connection with the Business Combination Agreement with McDermott entered into on December 18, 2017, a change-in-control occurred for purposes of the change-in-control agreements for our NEOs who were employed as of that date. As a result, a prorated target bonus through the Change-In-Control Date was paid to each NEO in December 2017, and the balance of the target bonus was paid in the ordinary course in March 2018.
The table below illustrates the performance levels necessary to achieve threshold, target and maximum payout amounts, along with actual results for 2017. Performance between threshold and target levels and between target and maximum levels, would have been determined for the NEOs by linear interpolation.

Performance Metric	Weighting	Threshold	Target	Maximum	Actual	Target Payout % Achieved
Income from Operations	40%	$521M	$651M	$749M	Below Threshold	—%
Revenue (1)	20%	$7.3B	$9.1B	$10.5B	$8.3B	78%
Free Cash Flow (2)	20%	$390M	$487M	$560M	Below Threshold	—%
Safety measured by:
Lost Workday Rate	5%	0.05	0.05	0.03	0.01	200%
Recordables	5%	0.38	0.38	0.25	0.23	200%
Policy and Procedure Implementation Score	10%	4.78	4.83	4.98	4.93	167%
Overall Weighted Achievement Percentage:						52%

(1)
Revenue includes our pro-rata share of revenue for our unconsolidated equity method joint ventures. Revenue also includes six months of revenue from the Capital Services Operating Group that was divested on June 30, 2017.

(2)
Free cash flow is defined as EBITDA (income from operations plus depreciation and intangible amortization) plus changes in contract capital (including advances related to our unconsolidated equity method joint ventures) less capital expenditures and noncontrolling interests.

Based on the above results, had a change-in-control not occurred, the NEOs would have received the following annual cash incentives for 2017:

NEO	Target Award Opportunity (Paid)	Actual Award Earned (Not Paid) (1)
Patrick K. Mullen	$1,430,000	$746,460
Michael S. Taff	$633,141	$330,500
James W. Sabin	$431,982	$255,495
Duncan N. Wigney	$450,000	$405,000
Daniel M. McCarthy	$575,667	$300,498

(1)
These values represent the ICP payout if actual performance would have been factored into the calculation. However, as previously noted, under the change-in-control agreements, each NEO employed on the change-in-control date received a target ICP award payout calculated by using their base salary multiplied by their target award opportunity as a percent of base salary on the date of the change-in-control. See Potential Payments Upon Termination Or Change Of Control for additional information.

Long-Term Incentive Compensation
In keeping with our commitment to provide a total compensation package that favors equity elements of pay, long-term incentives traditionally have comprised a significant portion of an executive’s total compensation package. Our objective is to provide executives, when targets are achieved, with long-term incentive award opportunities that are competitive with our comparator companies; however, the actual realization of the opportunity is dependent on the degree of achieving the financial performance or other conditions of the award and the creation of long-term value for shareholders. Because of our focus on pay for performance, various forms of long-term incentive compensation are key elements of pay for our executive officers.
In 2017, our annual long-term incentive compensation grants were made using a combination of performance shares and restricted stock units. The historical percentages of performance shares and restricted stock units as a percentage of grant date value is shown below:

Equity Award Type	CEO	Other NEOs
Performance Shares Performance shares are earned and vest in three tranches (33 1/3% per year) over three 1-year performance periods, provided performance targets are achieved and certified by the Committee	70%	60%
Restricted Stock Units Restricted stock units vest in four equal tranches (25% per year) on the anniversary of the grant date	30%	40%
Mr. Mullen was Chief Operating Officer in February 2017 when the Company granted its annual long-term incentive awards, and he later received a grant of restricted stock units in June 2017 related to his promotion to President and Chief Executive Officer after our prior Chief Executive Officer terminated employment. In addition, Mr. Taff received a retention grant of restricted stock units in June 2017. Mr. Mullen and Mr. Taff’s percentages of performance shares and restricted stock units for both grant dates in 2017 are shown below:

Equity Award Type in Fiscal 2017	Mr. Mullen	Mr. Taff
Performance Shares Performance shares are earned and vest in three tranches (33 1/3% per year) over three 1-year performance periods, provided performance targets are achieved and certified by the Committee	32%	43%
Restricted Stock Units Restricted stock units vest in four equal tranches (25% per year) on the anniversary of the grant date; however Mr. Taff’s retention grant in June 2017 vests 100% on the third anniversary of the grant date	68%	57%
As previously noted, the change-in-control impacted the realized actual 2017 compensation of the NEOs, and, pursuant to the change-in-control agreements with our NEOs employed as of the change-in-control date, all outstanding long-term awards vested upon the change-in-control. See Potential Payments Upon Termination Or Change Of Control for additional information.

Performance shares are comprised of two types of equity-based vehicles as shown in the table below.

Program Element	Performance Metrics	Portion of Award
Long-Term Incentive Compensation: Performance Shares	EPS	80%
	Total Shareholder Return relative to the FLM Global Engineering & Construction Company Index	20%
When granting long-term incentives, we consider each executive officer’s levels of responsibility, prior experience, historical award data, various performance criteria and compensation practices at our comparator companies. Applying these factors to our benchmark gives us a target dollar value for executive officer long-term incentive awards. These awards are recommended and approved in the form of this target dollar value. Upon approval of this target dollar value and the vehicles for the award by our Committee, this target dollar value is converted into a number of shares based on the closing price of the Company’s stock on the date of the Committee meeting, during which the awards are approved. The table below shows the target dollar values granted for the annual fiscal 2017 long-term incentive award in February 2017 for each of the NEOs, the promotion award for Mr. Mullen in June 2017 and the retention award for Mr. Taff in June 2017:

NEO	February 2017 Annual Awards	June 2017 Awards	Total Target Value in Fiscal 2017
Patrick K. Mullen	$3,000,000	$2,500,000	$5,500,000
Michael S. Taff	$2,633,000	$1,000,000	$3,633,000
James W. Sabin	$1,013,000	—	$1,013,000
Duncan N. Wigney	$1,250,000	—	$1,250,000
Daniel M. McCarthy	$2,220,000	—	$2,220,000
Performance Shares Earned and Vested for the 2017 Performance Period
In connection with the Business Combination Agreement with McDermott, entered into on December 18, 2017, a change-in-control occurred for purposes of the change-in-control agreements with each of our named executive officers who were employed as of that date. As a result, pursuant to the change-in-control agreements, the performance shares held by each of our NEOs who was still employed on December 18, 2017, vested at target as of such date.
Had a change-in-control not occurred, for NEOs, the number of performance shares that were earned and vested for each annual award tranche in a performance period would have depended upon the performance achievement shown below. Performance between threshold and target levels and between target and maximum levels, would have been determined by linear interpolation.

Performance Achievement Levels	Number of Shares Earned and Vested
Below Threshold	0%
Threshold	50%
Target	100%
Maximum	200%
The following tables show the value of the performance shares that would have been earned and vested for the 2017 performance period, absent the occurrence of the change-in-control under the change-in-control agreements:

Year of Grant	Award Tranche	Annual EPS Performance Targets (1)			Actual Performance Achieved	Percentage of Target Shares Earned and Vested (2)
		Threshold	Target	Maximum
2015	3 of 3	$4.89	$5.40	$5.93	Below Threshold	0%
2016	2 of 3	$4.17	$5.13	$5.73	Below Threshold	0%
2017	1 of 3	$3.16	$3.95	$4.54	Below Threshold	0%

(1)
In accordance with the plan document, in 2017 the Committee modified the EPS targets for the performance shares to account for the divestiture of the Capital Services Operations that closed on June 30, 2017.

(2)
As previously noted, pursuant to the change-in-control agreements with each NEO employed by the Company as of December 18, 2017, all outstanding long-term awards vested at the target number of performance shares upon the change-in-control. See Potential Payments Upon Termination Or Change Of Control for additional information.

Year of Grant	Award Tranche	Annual TSR Performance Targets (CB&I TSR Relative to FLM Index)			Actual Performance Achieved	Percentage of Target Shares Earned and Vested (1)
		Threshold	Target	Maximum
2016	2 of 3	80% of Index Return	100% of Index Return	120% of Index Return	< 80% of Index Return	0%
2017	1 of 3	80% of Index Return	100% of Index Return	120% of Index Return	< 80% of Index Return	0%

(1)
As previously noted, pursuant to the change-in-control agreements with each NEO employed by the Company as of December 18, 2017, all outstanding long-term awards vested at the target number of performance shares upon the change-in-control. See Potential Payments Upon Termination Or Change Of Control for additional information.

OTHER PRACTICES, POLICIES AND GUIDELINES
Stock Ownership Guidelines
We maintain stock ownership guidelines for our executive officers requiring that they hold certain amounts of our stock. They are:

Title	Multiple of Base Salary
CEO	5.0x
Chief Operating Officer	3.0x
Executive Vice President	3.0x
Vice President	1.0x
Based on industry practice, we allow a five-year period for our executives to meet the stock ownership targets from the date of appointment to the executive position, with periodic progress reporting to the Committee. As of December 31, 2017, any NEOs who did not meet our stock ownership guidelines had remaining time to do so. The following count toward stock ownership: stock purchased in the open market; stock acquired through stock option exercise; restricted stock units acquired through vesting; unvested restricted stock units; performance shares acquired through vesting; performance shares granted and unvested at target; stock held in the CB&I 401(k) program; and stock held in the employee stock purchase plan.
Clawback Policy
If there is a restatement of the Company’s financial statements due to misconduct or fraud, we have a formal policy to recover, at the direction of the Committee in its sole discretion, all or any part of incentive payments (or, in the case of a stock award, the value realized by sale of the stock) that exceeds the amount that would have been paid to an individual based on the Company’s restated financial statements.  For this purpose, misconduct or fraud includes any circumstance where the forfeiture of an award is required by law, and any other circumstance where the Committee determines in its sole discretion that an individual (i) personally and knowingly engaged in practices that materially contributed to material noncompliance with any financial reporting requirement, or (ii) had knowledge of such material noncompliance or the circumstances giving rise to such noncompliance and failed to take reasonable steps to bring it to the attention of the appropriate individuals within the Company. Requirements of law include Section 304 of the Sarbanes-Oxley Act, under which, if the Company’s financials must be restated as a result of misconduct, then our CEO and CFO must repay incentive compensation, equity based compensation, and stock sale profits if received during the twelve-month period following the initial filing of the financial statements that required restatement.
Anti-Hedging Policy
Our insider trading and anti-hedging policy prohibits employees and directors from engaging in any short-term speculative trading in our stock, as well as hedging and other derivative transactions with respect to our stock.

Change in Control Severance Agreements
We have change in control severance agreements with our CEO and his executive officer direct reports. These agreements are intended to assure the retention and performance of executives if a change in control of the Company is pending or threatened. These agreements are designed to reduce the distraction of our executive officers that might otherwise arise from the personal uncertainties caused by a change in control, to encourage the executive’s full attention and dedication to the Company, and to provide the executive with compensation and benefits following a change in control that are consistent with general industry best practices. As previously noted, a change-in-control occurred on December 18, 2017 for purposes of the change-in-control agreements with each of our NEOs employed as of such date. See Potential Payments Upon Termination Or Change Of Control for additional information.
Benefits and Perquisites
In general, we cover executive officers under the benefits programs described below to provide them with the opportunity to save for retirement and to provide a safety net of protection against the loss of income or increase in expense that can result from termination of employment, illness, disability, or death. Apart from change-in-control arrangements, the benefits we offer to our executive officers are generally the same as those we offer to our salaried employees, with some variation based on industry practices.
Retirement Benefits
401(k) Plan. We offer eligible employees, including our executive officers, the ability to participate in a 401(k) plan, a broad based tax qualified defined contribution plan. Eligible employees may make pre-tax salary deferrals and Roth 401(k) after tax contributions under Section 401(k) of the Internal Revenue Code (the “Code”). A Company matching contribution up to 4% of a participating employee’s considered earnings is offered. The potential of an additional discretionary Company contribution is also available to eligible employees who meet specific service criteria; no such discretionary Company contribution was made for 2017. Company contributions are allocated to participants’ accounts according to the plan formulas. Participants can invest their accounts in any of a selection of investment funds, plus a Company stock fund for eligible employees.
Excess and Deferred Compensation Plans. The Code limits tax-advantaged benefits for highly compensated employees under the 401(k) Plan in several ways: nondiscrimination rules that restrict their deferrals and matching contributions based on the average deferrals and matching contributions of non-highly compensated employees; limits on the total dollar amount of additional contributions for any employee; limits on the total annual amount of elective deferrals; and a limit on the considered earnings used to determine benefits under the 401(k) Plan.
We maintain an excess benefit plan (the “Excess Plan”) to provide retirement benefits for our senior managers (including our executive officers) on the same basis, in proportion to pay, as we provide retirement benefits to all our salaried employees generally. Therefore, we contribute to the Excess Plan the difference between the amount that would have been contributed by the Company to the participants’ 401(k) Plan accounts but for the Code limitations, and the contributions the Company actually made to their 401(k) Plan accounts. We make contributions for the Excess Plan to a rabbi trust, with an independent trustee. Earnings on these contributions are determined by participants’ designation of investment funds from the same group of funds (other than the Company stock fund) that is available under the 401(k) Plan. Participants can invest their accounts in any of a selection of mutual funds offered under the Excess Plan.
We also maintain a deferred compensation plan (the “Deferred Compensation Plan”). This allows our senior managers (including our executive officers) to defer part of their salary and part or all of their cash incentive compensation. These deferrals are paid upon retirement or other termination of employment or other scheduled events as elected by the participant. These deferrals are also held in a rabbi trust. Earnings on these deferrals are determined by participants’ designation of investment funds from the same group of funds (other than the Company stock fund) that is available under the 401(k) Plan and the Excess Plan.
Additionally, Mr. Mullen and Mr. McCarthy have balances in a frozen nonqualified deferred compensation plan (the “Lummus Retirement Income Restoration Plan”), which was assumed upon a past acquisition.
We have not created any defined benefit, actuarial or supplemental executive retirement plans (“SERPs”) for our executive officers. We do, however, sponsor one frozen plan due to a prior acquisition.
Employee Stock Purchase Plan. In 2017 we maintained an employee stock purchase plan (the “Stock Purchase Plan”) intended to qualify under Section 423 of the Code. The Company adopted the Stock Purchase Plan to give eligible employees the opportunity to buy Company stock in a tax-effective manner and thus help align their interests with those of our shareholders generally. Under the Stock Purchase Plan, employees, including executive officers, elected to participate were granted an option to purchase shares on a specified future date. The purchase price was 85% of the fair market value of such shares on the date of purchase. During specified periods preceding the purchase date, each participating employee could designate up to 8% of pay (up to a limit of $25,000 per calendar year) to be withheld and used to purchase as many shares as such funds allowed at the discounted purchase price. This program was suspended after the offering period that ended on December 31, 2017.
Other Benefits
Our executive officers receive other benefits that we provide to our salaried employees generally. These are:

•	Medical benefits, including post-retirement medical benefits for eligible employees who retire;

•	Group term life insurance; and

•	Short-term and long-term disability protection.
We also provide miscellaneous personal benefits to our executive officers, some of which may also be offered to additional members of senior management. These include:

•	Leased automobiles or automobile allowance, which facilitate travel on Company business;

•	Club dues, where the club enhances opportunities to meet and network with prospective customers and other business leaders;

•	Annual physical examinations, to promote good health;

•	Services to provide effective tax and financial planning; and

•	Travel and temporary housing expenses to those who have relocated in connection with their employment.
We authorize limited personal use of corporate aircraft for our CEO in order to minimize his time away from the office and protect his personal security. He is not required to reimburse us for such use, but is required to pay the associated income taxes. We do not reimburse or gross up any such taxes. Supervisory Board members and executive officers are allowed limited business use of the corporate aircraft per Company policy.
Termination of employment by “retirement” entitles our eligible employees, including our executive officers, to post-retirement vesting in certain incentive compensation and equity awards plus an extended time to exercise stock options, subject to the schedule set forth in the particular award and/or approval of the Committee. Termination of employment by “retirement” also entitles our eligible employees hired before January 1, 2011 to certain post-retirement medical benefits under our current retiree medical plan. Retirement does not entitle our employees to any additional pension or other actuarial plan benefits, such as SERPs, nor to additional contributions or vesting under a 401(k) Plan.
Tax, Accounting and Regulatory Considerations
We take tax, accounting and regulatory requirements into consideration in choosing the particular elements of our compensation and in the procedures we use to set and pay those elements. We want to pay compensation in the most tax-effective manner reasonably possible and therefore take tax considerations into account. As discussed above, our decision to provide restricted stock in the form of restricted stock units rather than restricted stock shares is based on the interplay between The Netherlands taxes and applicable tax credits.
We also consider the requirements of Sections 162(m) and 409A of the Code. Prior to December 22, 2017, when the 2017 Tax Cuts and Jobs Act (“TCJA”) was signed into law, Section 162(m) of the Internal Revenue Code generally disallowed a tax deduction to publicly held companies for compensation paid to certain executive officers in excess of $1 million per officer in any year that did not qualify as performance-based. Under the TCJA, the performance-based exception has been repealed, subject to grandfathering. Additionally, any executive subject to the $1 million limit in one year will be subject to the limit in future years, even if the executive would otherwise have been subject to the limit for the future year. The new rules generally apply to taxable years beginning after December 31, 2017, but do not apply to remuneration provided pursuant to a written binding contract in effect on November 2, 2017 that is not modified in any material respect after that date. Because of ambiguities and uncertainties as to the application and interpretation of Section 162(m) and the regulations issued thereunder, including the uncertain scope of the transition relief under the legislation repealing Section 162(m)’s exception to the deduction limit for performance-based compensation, no assurance can be given that compensation intended to satisfy the requirements for exception from the Section 162(m) deduction limit will, in fact, satisfy the exception. The Committee reserves the right to grant or pay compensation that is not deductible as a result of Section 162(m), as well as the right to modify compensation that was initially intended to be exempt from Section 162(m) if it determines that such modifications are consistent with the Company’s business needs.
Section 409A provides that deferred compensation (including certain forms of equity awards) is subject to additional income tax and interest, unless it is paid pursuant to a plan and procedures meeting certain requirements of the Code.

Report of the Organization and Compensation Committee of the Supervisory Board
We have reviewed and discussed with management the Compensation Discussion and Analysis for the year ended December 31, 2017. Based on that review and discussion, we recommended to the Supervisory Board that the Compensation Discussion and Analysis be included in this filing.
W. Craig Kissel (Chairman)
James R. Bolch
Deborah M. Fretz
James H. Miller

EXECUTIVE OFFICER COMPENSATION TABLES

The following tables summarize the total compensation paid or earned by each of the named executive officers for the year ended December 31, 2017. We have not entered into any employment agreements with any of the named executive officers. The performance-based conditions and criteria for determining amounts payable with respect to our non-equity incentive compensation plan are described above.
SUMMARY COMPENSATION TABLE

Name & Principal Position(a)	Year (b)	Salary (1) ($) (c)	Bonus ($) (d)	Stock Awards (2) ($) (e)	Non-Equity Incentive Plan Compensation ($) (g)	All Other Compensation (3) ($) (i)	Total ($) (j)
Patrick K. Mullen,	2017	$944,231	$—	$7,227,119	$—	$1,656,341	$9,827,691
President and Chief	2016	$707,682	$—	$2,767,385	$411,840	$132,775	$4,019,682
Executive Officer	2015	$676,769	$—	$3,162,366	$592,833	$117,988	$4,549,956

Michael S. Taff,	2017	$703,490	$—	$5,166,116	$—	$756,386	$6,625,992
Executive Vice President and	2016	$684,577	$—	$2,767,385	$351,608	$100,852	$3,904,422
Chief Financial Officer	2015	$491,693	$—	$5,819,569	$601,953	$35,669	$6,948,884

James W. Sabin,	2017	$479,980	$—	$1,594,585	$—	$535,776	$2,610,341
Executive Vice President,
Global Operations Services

Duncan N. Wigney,	2017	$517,478	$—	$1,716,062	$—	$621,957	$2,855,497
Executive Vice President,
Engineering & Construction

Daniel M. McCarthy,	2017	$639,630	$—	$3,501,218	$—	$714,939	$4,855,787
Executive Vice President,
Technology

Philip K. Asherman,	2017	$677,077	$—	$15,457,625	$—	$1,321,741	$17,456,443
Former President and Chief	2016	$1,304,000	$—	$9,931,830	$1,118,832	$726,226	$13,080,888
Executive Officer (4)	2015	$1,311,848	$—	$16,391,192	$1,892,772	$576,330	$20,172,142

Luke V. Scorsone,	2017	$567,884	$—	$3,865,586	$—	$390,331	$4,823,801
Former Executive Vice President,	2016	$674,554	$—	$2,767,385	$346,460	$112,424	$3,900,823
Fabrication Services (5)	2015	$676,769	$—	$2,640,753	$592,833	$106,582	$4,016,937

(1)	Mr. Wigney was paid in British Pounds for part of fiscal 2017. His compensation elements paid in British Pounds are converted to U.S. dollars at the December 31, 2017 exchange rate.

(2)
The amounts in column (e) represent the aggregate grant date fair market value of equity awards under the LTIP, each computed in accordance with FASB ASC Topic 718, for the fiscal years ended December 31, 2017, 2016 and 2015. Assumptions for the calculation of amounts in column (e) are included in Note 14 to the Company’s audited financial statements in its Form 10-K for the year ended December 31, 2017, filed with the SEC on February 20, 2018.

(3)	All other compensation is shown in the table below.

Name	Personal Use of Corporate Aircraft ($)	Payments Associated with Termination of Employment ($)		Relocation Related Payments ($)		2017 Incentive Compensation Paid at Target due to Change-in-Control ($) (d)	Car Allowance or Lease ($)	Contributions to 401(k) ($)
Patrick K. Mullen	$37,883	$—		$—		$1,430,000	$24,000	$10,800
Michael S. Taff	$—	$—		$—		$633,141	$12,000	$10,800
James W. Sabin	$—	$—		$—		$431,982	$12,000	$10,800
Duncan N. Wigney	$—	$—		$103,450	(c)	$450,000	$23,013	$10,800
Daniel M. McCarthy	$—	$—		$—		$575,667	$12,000	$10,800
Phillip K. Asherman	$121,053	$1,015,626	(a)	$—		$—	$15,000	$10,800
Luke V. Scorsone	$—	$280,070	(b)	$—		$—	$9,824	$10,800

Name	Contributions to Excess Benefit Plan ($)	Dividend Equivalents on Unvested Equity Awards ($)	Club Membership ($)	Financial Planning ($)	Executive Physical ($)	Total ($)
Patrick K. Mullen	$98,355	$11,026	$15,523	$15,000	$13,754	$1,656,341
Michael S. Taff	$55,717	$14,205	$15,523	$15,000	$—	$756,386
James W. Sabin	$34,583	$4,107	$15,523	$15,000	$11,781	$535,776
Duncan N. Wigney	$17,788	$1,383	$15,523	$—	$—	$621,957
Daniel M. McCarthy	$49,678	$29,293	$15,523	$15,000	$6,978	$714,939
Phillip K. Asherman	$100,156	$38,448	$11,908	$8,750	$—	$1,321,741
Luke V. Scorsone	$25,774	$29,364	$6,279	$12,280	$15,940	$390,331

(a)	This amount represents $978,000 cash payment associated with his separation agreement upon his termination of employment; $37,101 for accrued, unused vacation; and $525 for a retirement gift.

(b)	This amount represents $232,080 cash payment associated with his separation agreement upon his termination of employment and $47,990 for accrued, unused vacation.

(c)	This amount represents $39,444 tax costs met by the Company; $10,000 relocation allowance; $15,604 household goods shipment; $34,902 temporary accommodation; and $3,500 immigration costs.

(d)
In connection with the Business Combination Agreement with McDermott entered into on December 18, 2017, a change in-control occurred for purposes of the change-in-control agreements for our NEOs who were employed as of that date. As a result, a prorated target bonus through the Change-In-Control Date was paid to each NEO in December 2017, and the balance of the target bonus was paid in the ordinary course in March 2018. This payment is reflected in the Summary Compensation Table as a change-in-control payment rather than a bonus because it was paid pursuant to the change-in-control agreements.

(4)	Mr. Asherman’s termination of employment occurred on July 1, 2017.

(5)	Mr. Scorsone’s termination of employment occurred on October 18, 2017.
CEO Pay Ratio
We determined that the 2017 annual total compensation of the median compensation of our employees who were employed as of December 31, 2017, other than our CEO, Patrick K. Mullen, was $92,170; Patrick K. Mullen’s 2017 annual total compensation was $9,827,691; and the ratio of these amounts was 1:107.
To identify the median employee, we used a consistently applied compensation measure “CACM” of base salary plus overtime for fiscal 2017, annualizing the CACM for those employees hired during 2017. We used January 1, 2018 exchange rates to convert the CACM of the non-US employees to US currency. Based on the even number of employees (excluding the CEO) active on December 31, 2017, this process resulted in in two possible medians with one being located in the US and one located outside of the US. For simplicity and comparison purposes, we chose the employee located in the US to serve as our median for this calculation. In addition, the median employee was hired during the year and so the data included in the pay ratio reflect annualized compensation as though the median employee had been with the Company for the entire year.
This pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules based on our payroll and employment records and the methodology described above. The SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices. As such, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

GRANTS OF PLAN-BASED AWARDS

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units(3) (i)	All Other Stock Awards: Number of Securities Underlying Options (j)	Exercise or Base Price of Option Awards ($/Sh) (k)	Grant Date Fair Value of Stock and Option Awards(4) ($) (l)
Name(a)	Grant Date (b)	Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)
Patrick K.	2/15/2017	$572,000	$1,430,000	$2,860,000	25,707	51,414	102,828	35,047	—	$—	$3,197,021
Mullen	6/30/2017	$—	$—	$—	—	—	—	133,191	—	$—	$2,627,858
	12/18/2017	$—	$—	$—	—	—	—	—	—	$—	$1,402,240

Michael S.	2/15/2017	$253,256	$633,141	$1,266,282	22,562	45,124	90,248	30,759	—	$—	$2,805,887
Taff	6/30/2017	$—	$—	$—	—	—	—	53,277	—	$—	$1,051,155
	12/18/2017	$—	$—	$—	—	—	—	—	—	$—	$1,309,074

James W.	2/15/2017	$172,793	$431,982	$863,964	8,681	17,361	34,722	11,834	—	$—	$1,079,528
Sabin	12/18/2017	$—	$—	$—	—	—	—	—	—	$—	$515,057

Duncan N.	2/15/2017	$180,000	$450,000	$900,000	10,711	21,422	42,844	14,603	—	$—	$1,332,072
Wigney	12/18/2017	$—	$—	$—	—	—	—	—	—	$—	$383,990

Daniel M.	2/15/2017	$230,267	$575,667	$1,151,334	19,023	38,046	76,092	25,935	—	$—	$2,365,789
McCarthy	12/18/2017	$—	$—	$—	—	—	—	—	—	$—	$1,135,429

Philip K.	2/15/2017	$782,400	$1,956,000	$3,912,000	94,473	188,946	377,892	82,798	—	$—	$10,093,037
Asherman	5/15/2017	$—	$—	$—	—	—	—	—	—	$—	$5,364,588

Luke V.	2/15/2017	$249,548	$623,871	$1,247,742	22,562	45,124	90,248	30,759	—	$—	$2,805,887
Scorsone	10/18/2017	$—	$—	$—	—	—	—	—	—	$—	$1,059,699

(1)
Awards under the annual ICP establish threshold (minimum) performance targets. Incentive compensation becomes payable only to the extent the thresholds are exceeded. The amounts payable for threshold, target and maximum achievement are shown in columns (c), (d) and (e), respectively. These amounts are based on the individual’s current salary and incentive target as a percent of salary. Pursuant to their change-in-control agreements, each current NEO was paid a target incentive bonus for fiscal 2017, and these comments are part of “All Other Compensation” in the Summary Compensation Table.

(2)
The amounts shown in column (f) reflect the minimum stock awards of performance shares under our LTIP which is 50% of the target award shown in column (g). The amounts shown in column (h) are 200% of such target awards. All performance shares granted on February 15, 2017 vest 33 1/3% per year over three 1-year performance periods based on achievement of pre-established targets. Market performance-based awards granted on February 15, 2017 and included in this column vest 33 1/3% per year based on the Company’s TSR performance against the FLM Global Engineering & Construction Company Index. Absolute performance-based awards granted on February 15, 2017 and included in this column vest 33 1/3% per year based on the Company’s EPS performance against its own EPS goals. Pursuant to their change-in-control agreements, the current NEOs fully vested in their outstanding, unvested performance shares at 100% of target on the Change-in-Control Date, and the performance shares will be settled in cash upon the closing of the Combination. Outstanding performance shares were modified on the Change-in-Control Date when they vested at target and converted into awards that will be settled in cash upon the closing of the Combination. Outstanding awards held by Messrs. Asherman and Scorsone were modified in connection with their termination of employment on May 15, 2017 and October 18, 2017, respectively. Column (l) reflects the incremental fair value of these modifications under ASC Topic 718. A description of the changes in award terms that result in a modification is set forth under Potential Payments Upon Termination of Change of Control.

(3)
These awards are restricted stock units made under our LTIP. The awards granted on February 15, 2017 and June 30, 2017 for Mr. Mullen vest 25% per year over four years on the anniversaries of the grant date. The award granted June 30, 2017 for Mr. Taff vest 100% on the third anniversary of the date of grant. If dividends are paid on shares, participants are paid as compensation at the same time and on the same basis as the underlying restricted stock vests at an amount equal to accumulated dividends. Outstanding awards held by Messrs. Asherman and Scorsone were modified in connection with their termination of employment on May 15, 2017 and October 18, 2017, respectively. Column (l) reflects the incremental fair value of these modifications under ASC Topic 718. A description of the modification of the awards held by Messrs. Asherman and Scorsone is set forth under Potential Payments Upon Termination of Change of Control.

(4)	The grant date fair market values of stock awards are computed in accordance with FASB ASC Topic 718.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2017

	Option Awards (1)				Stock Awards
Name(a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Duncan N. Wigney	90		$45.36	2/22/2018
	91		$8.19	2/22/2019
	91		$22.28	2/22/2020
	91		$33.63	2/22/2021

Daniel M. McCarthy	32,320		$8.19	2/20/2019

Philip K. Asherman	9,991		$45.31	2/21/2018			43,414	(2)	$700,702
	4,356		$45.36	2/22/2018			67,493	(3)	$1,089,337
	17,473		$47.00	2/27/2018			125,963	(4)	$2,033,043
	13,271		$9.28	12/5/2018
	160,757		$8.19	2/20/2019
	9,991		$8.19	2/21/2019
	4,356		$8.19	2/22/2019
	9,991		$22.10	2/21/2020
	12,351		$22.28	2/22/2020
	4,356		$33.63	2/22/2021

Luke V. Scorsone	545		$33.63	2/22/2021			16,119	(3)	$260,161
							30,082	(4)	$485,523

(1)
Options granted December 5, 2008 and expiring December 5, 2018, and options granted February 20, 2009 and expiring February 20, 2019, vested in two 50% installments on the first and second anniversaries of the respective grant date. All other options are “retention options” that vest on the seventh anniversary of the grant of the option, but may vest on the third anniversary of the grant if the holder has held continuously until such date shares awarded as performance shares or granted as restricted shares or units for which restrictions have lapsed.

(2)	Market based performance shares awarded 1/21/15 are scheduled to vest on 12/31/18 based on the achievement of applicable performance goals.

(3)	Performance shares awarded 2/18/16 are scheduled to vest over each of the three 1-year performance periods, subject to satisfaction of performance criteria for the applicable year.

(4)	Performance shares awarded 2/15/17 are scheduled to vest over each of the three 1-year performance periods, subject to satisfaction of performance criteria for the applicable year.

OPTION EXERCISES AND STOCK VESTED
The following table includes information with respect to restricted stock and performance share vesting, and options exercised, by the named executive officers in 2017.

	Option Awards		Stock Awards
Name(a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)		Value Realized on Vesting ($) (e)
Patrick K. Mullen	—	$—	239,893	(1)	$4,593,190
			94,980	(2)	$—	(2)

Michael S. Taff	—	$—	184,506	(1)	$3,695,060
			88,523	(2)	$—	(2)

James W. Sabin	—	$—	42,231	(1)	$869,182
			34,694	(2)	$—	(2)

Duncan N. Wigney	—	$—	23,939	(1)	$475,200
			26,630	(2)	$—	(2)

Daniel M. McCarthy	—	$—	100,729	(1)	$1,281,829
			76,406	(2)	$—	(2)

Philip K. Asherman	19,126	$84,979	305,886	(1)	$6,466,134
			—		$—

Luke V. Scorsone	—	$—	112,230	(1)	$2,411,424
			—		$—

(1)
Restricted stock units vested in 2017. For Mr. McCarthy, the amount in column (d) includes 60,218 RSUs that vested at the change-in-control and will settle upon the closing of the combination with McDermott in accordance with the terms of the Business Combination Agreement. For Mr. Asherman, the amount in column (d) includes 194,066 RSUs that vested at termination of employment and settled in January 2018 with a value realized on vesting of $3,273,893. For Mr. Scorsone, the amount in column (d) includes 1,975 RSUs that vested at termination of employment and will be settled as CB&I common stock on April 19, 2018.

(2)
Performance shares vested at target on the Change-in-Control Date. The vested performance shares will be settled in cash upon the closing of the combination with McDermott in accordance with the terms of the Business Combination Agreement.

NONQUALIFIED DEFERRED COMPENSATION
We adopted the Excess Plan to provide retirement benefits for our eligible employees (including executive officers) on the same basis, in proportion to pay, as we provide retirement benefits to all our salaried employees generally. We contribute to the Excess Plan the difference between the amount that would have been contributed by the Company to participants’ 401(k) Plan accounts but for the Code limitations, and the contributions actually made to participants’ 401(k) Plan accounts. Contributions to the Excess Plan are paid into a rabbi trust, with an independent trustee. Earnings on these contributions are determined by participants’ designation of investment funds from the same group (other than the Company stock fund) that is available under the 401(k) Plan. Executives can change the election of investments at any time without restriction. At the time an executive becomes a participant, he or she elects whether distribution will occur on a designated date, or upon termination of employment or a designated date thereafter. Executives are not permitted to make contributions to the Excess Plan.
We also adopted the Deferred Compensation Plan. Contributions to the Deferred Compensation Plan are paid into a rabbi trust. Earnings on these contributions are determined by participants’ designation of investment funds from the same group that is available under the 401(k) Plan and the Excess Plan. Executives make contributions to the Deferred Compensation Plan at the time they are paid compensation. Executives can change the election of investments at any time without restriction. Mr. McCarthy maintains a balance in the Deferred Compensation Plan, and no NEOs contributed to the Deferred Compensation Plan in 2017.
We adopted the Lummus Retirement Income Restoration Plan on January 1, 2008. No new participants or contributions were allowed in the plan after December 31, 2007, and the plan is unfunded. Mr. Mullen and Mr. McCarthy have balances in the Lummus Retirement Income Restoration Plan.
The following table summarizes certain nonqualified deferred compensation contributions for 2017 pursuant to our Excess Plan.

Name(a)	Executive Contributions in Last FY ($) (b)	Registrant Contributions in Last FY ($) (c)	Aggregate Earnings In Last FY ($) (d)	Aggregate Withdrawals/ Distributions ($) (e)	Aggregate Balance at Last FYE ($) (f)
Patrick K. Mullen	$—	$98,355	$63,363	$—	$519,681
Michael S. Taff	$—	$55,717	$8,589	$—	$135,596	(1)
James Sabin	$—	$34,583	$12,289	$—	$136,777
Duncan Wigney	$—	$17,788	$—	$—	$17,788
Daniel McCarthy	$—	$49,678	$132,584	$—	$987,308
Philip K. Asherman	$—	$100,156	$17,885	$—	$2,375,040
Luke V. Scorsone	$—	$25,774	$3,988	$—	$533,124
(1) Mr. Taff will vest on April 1, 2018.
All amounts reported as contributions have been reported as compensation to the named executive officer in the Summary Compensation Table for the last completed fiscal year. Amounts in the “Aggregate Balance” column that represent past contributions have been reported in the Summary Compensation Tables of our proxy statements in prior years. No amounts reported as earnings have been reported as compensation to the named executive officer.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL
Each of CB&I’s current NEOs entered into a change-in-control agreement at or around the time the executive officer was hired or promoted into a role that reports directly to the Chief Executive Officer. For purposes of the change-in-control agreements, and as previously noted, a change-in-control occurred on December 18, 2017, the date on which the Supervisory Board of CB&I approved the Business Combination Agreement and the transactions contemplated thereby (the “Combination”). December 18, 2017, is referred to hereafter as the “Change-in-Control Date” in this section.
Pursuant to the change-in-control agreements, on the Change-in-Control Date, current NEOs fully vested in their outstanding, unvested restricted stock units, performance shares and options. The CB&I performance shares vested at 100% of target on the Change-in-Control Date and will be settled in cash upon the closing of the Combination. In addition, each CB&I NEO received a target bonus for fiscal 2017, in two installments: (1) a prorated target bonus was paid in December 2017 and (2) the remaining portion of the target bonus was paid in March 2018.
Severance Benefits
If, prior to the third anniversary of the Change-in-Control Date, an NEO’s employment is terminated without cause or the NEO resigns with good reason, the NEO would be eligible to receive the following benefits: (1) a lump sum cash payment equal to three times the sum of the NEO’s base salary and target bonus, paid on the six-month anniversary of the termination date, with interest; (2) reimbursement of outplacement costs, in an amount not to exceed 20% of the NEO’s base salary, paid in a lump sum (without interest) on the six month anniversary of the termination date, (3) continued welfare benefits until the third anniversary of the termination date; and (4) solely for Messrs. Mullen and McCarthy, family medical benefits until the later of the NEO’s death and the death of the NEO’s spouse (on terms and costs similar to active peer employees until the NEO turns age 65 and on terms and costs similar to retired peer employees thereafter). Upon a termination due to death or disability, retirement, termination for cause or resignation without good reason, the NEOs would not be entitled to severance benefits under the change-in-control agreements. The estimated value of these benefits assuming the NEOs were each terminated without cause or resigned with good reason on December 31, 2017, is set forth in the table below.

Name	Cash Severance ($)	Outplacement Benefits ($)	Welfare Benefits ($)
Patrick K. Mullen	$7,817,700	$226,600	$318,480
Michael S. Taff	$4,130,192	$144,919	$57,882
James W. Sabin	$2,817,960	$98,876	$59,718
Duncan N. Wigney	$2,935,500	$103,000	$47,005
Daniel M. McCarthy	$3,700,577	$129,845	$140,890
For purposes of each change-in-control agreement and restricted stock unit award agreement, “cause” means (1) a conviction of a felony or of a crime involving moral turpitude or (2) willful or intentional misconduct by the NEO in the performance of his duties under the agreement or willful or intentional breach of the agreement that, in either case, results in material financial detriment, but for purposes of clauses (1) and (2), does not include bad judgment, negligence, actions taken or omissions made in good faith, actions indemnifiable by CB&I, or actions known to CB&I for more than a year before the purported termination. For purposes of each change-in-control agreement and restricted stock unit award agreement, resignation with “good reason” means the assignment of duties to the NEO inconsistent with the NEO’s position, authorities or duties, any diminution or other material adverse changes in the executive’s duties, title reporting requirements or responsibilities, the failure by CB&I to provide the compensation, incentive compensation, work location, plan and other payments, benefits and perquisites called for by the change-in-control agreement, or other breaches of the change-in-control agreement by CB&I, an adverse change in the terms and conditions of the executive’s employment, initiating a termination for cause without completing the termination within 90 days in compliance with the change-in-control agreement, any other purported termination of the executive’s employment not contemplated by the change-in-control agreement, or failure of a successor to assume and perform the change-in-control agreement. The existence of good reason is judged conclusively by the executive unless it is determined by clear and convincing evidence that the executive did not have good reason.

Equity Awards
If an NEO’s employment is terminated due to the NEO’s death, disability, retirement, or termination for the convenience of the Company, or if the NEO resigns with good reason during the three years following the Change-in-Control Date, restricted stock unit awards granted to the NEO following the Change-in-Control Date would vest in full. For purposes of the restricted stock unit award agreements granted on or after February 18, 2015, “retirement” means a termination of employment after age 65; provided, however, that with respect to any particular Award, Retirement shall not apply to the vesting or other treatment of that Award unless the Employee has remained an Employee through and including December 31 of the calendar year in which the Award was granted, but only if such termination is, among other items, (1) not the result of an involuntary termination of employment for willful conduct of gross negligence and (2) the NEO does not take employment with a competitive business. As of December 31, 2017, none of the current NEOs held any outstanding, unvested equity awards.
Annual Incentive Awards
If, prior to the third anniversary of the Change-in-Control Date, the NEO’s employment is terminated without cause, the NEO resigns for any reason (including retirement), or the NEO dies or becomes disabled, the NEO would be eligible to receive a prorated bonus for the year of termination, based on the greater of actual performance through the date of the termination and target performance, paid in a lump sum within five days of the termination date. If a qualifying termination had occurred on December 31, 2017, the estimated amount of this benefit would have been as follows: Mr. Mullen ($50,932), Mr. Taff ($22,550), Mr. Sabin ($15,386), Mr. Wigney ($16,027), and Mr. McCarthy ($20,503). These amounts reflect the prorated target bonus for the period between December 18, 2017 and December 31, 2017 to which the NEO would have become entitled upon a qualifying termination on such date. As described under “Change in Control,” on the Change-in-Control Date, the NEOs received a bonus in respect of the period between January 1, 2017 and the Change-in-Control Date.
Death and Disability Benefits
If, during the three years following the Change-in-Control Date, CB&I terminates an NEO’s employment by reason of the NEO’s disability or the NEO dies, the NEO would be eligible to receive benefits under CB&I’s broad-based disability and death plans with no enhancement except that such benefits may not be reduced below the greatest benefit level in effect during the 90-day period preceding the Change-in-Control Date. The value of the benefits that the NEOs would have received if the NEOs terminated employment due to their death or disability on December 31, 2017 is omitted from this disclosure because they would have received the same benefits that they would have received under CB&I’s broad-based benefit plans.
Accrued Benefits
If, during the three years following the Change-in-Control Date, the NEO terminates employment for any reason (other than good reason), the NEO would not be entitled to any benefits under the change-in-control agreements other than payments of accrued but unpaid salary, accrued but unused vacation and unreimbursed business expenses.
Nonqualified Deferred Compensation
Pursuant to the change-in-control agreement, vested amounts accrued under any deferred compensation plan or excess plan will be paid upon the earlier of the closing of the Combination and the NEO’s termination of employment for any reason other than for cause that occurs during the two years following the closing of the change-in-control transaction, to the extent that such payment is permitted by the terms of the plan and tax code requirements. Otherwise, to the extent elected by the NEO, vested nonqualified deferred compensation will be paid upon any termination of the NEO’s employment. Each NEO’s vested account balance as of December 31, 2017 is quantified in column (f) of the Nonqualified Deferred Compensation Table above.
Sections 280G and 4999 of the Tax Code
For each NEO party to a change-in-control agreement other than Mr. McCarthy, if the NEO’s merger related payments or benefits are subject to the 20% excise tax under Section 4999 of the tax code, then the NEO will either receive all such payments and benefits subject to the excise tax or such payments and benefits will be reduced so that the excise tax does not apply, whichever approach yields the best after-tax outcome for the NEO. If Mr. McCarthy is subject to the 20% excise tax under Section 4999 of the Internal Revenue Code, he is eligible to receive a gross-up payment to cover the amount of such taxes pursuant to the terms of his existing change-in-control agreement. We do not provide any other excise tax gross-ups. If Mr. McCarthy’s employment is terminated for any reason on December 31, 2017, based on our reasonable assumptions, Mr. McCarthy would not have received a tax gross-up payment.

Other Material Terms of the Change-in-Control Agreements
The change-in-control agreements also provide for certain other benefits, including the following: (1) reimbursement for legal, accounting and other fees incurred by the NEO to secure the NEO’s payments under the agreement and (2) during the three years following the Change-in-Control Date, certain guaranteed levels of compensation and benefits, including a guaranteed annual bonus in respect of each annual performance period that ends during the three years following the change-in-control equal to the greater of the NEOs target annual bonus (or, if greater, the target bonus in effect immediately prior to the change-in-control) and the actual bonus payable in respect of the applicable fiscal year.
Restrictive Covenants
Pursuant to the change-in-control agreements, each NEO is subject to restrictions on competing with CB&I and soliciting CB&I’s employees and customers during their employment and for one year thereafter.
Broad-Based Benefit Arrangements
CB&I also provides death and disability benefits, 401(k) plan benefits, and medical benefits under broad-based plans that do not discriminate in scope, terms or operation in favor of its executive officers and that are available generally to all eligible U.S. salaried employees. Prior to January 1, 2009, termination of employment by retirement as defined in the applicable plan entitled our employees (including our named executive officers) to post-retirement medical benefits. Effective January 1, 2009, for employees (including executive officers) hired on or after that date but before January 1, 2011, we revised our retiree medical plan to eliminate post-retirement medical benefits after age 65. Effective January 1, 2011, for employees (including executive officers) hired on or after that date, no post-retirement medical benefits (pre-65 or post-65) are provided.
Agreement with Patrick K. Mullen
Pursuant to the Business Combination Agreement, CB&I and McDermott have agreed to enter into a letter agreement with Mr. Mullen memorializing the terms of his compensation and benefits following the closing of the Combination. Following the closing of the Combination, Mr. Mullen will cease to hold the title of President and Chief Executive Officer will instead serve as Executive Advisor to the Chief Executive Officer of McDermott, with a base salary of $1,133,000, a target bonus opportunity of 130% of base salary and perquisites provided at the same level and on the same terms as such perquisites are provided today. The amounts payable to Mr. Mullen under his change-in-control agreement will become fully vested and non-forfeitable upon the closing of the Combination and will be paid following his termination of employment for any reason at the times specified in the change-in-control agreement and in accordance with applicable tax code requirements. All other rights under Mr. Mullen’s change-in-control agreement will remain in effect. Following the closing of the Combination, Mr. Mullen will be eligible to receive customary indemnification rights for his service as a senior executive officer, including coverage under McDermott’s directors and officers liability policy. In addition, Mr. Mullen’s annual CB&I Restricted Stock Unit Award granted in 2018 had a grant date value of $6.5 million and will accelerate upon a termination of his employment without cause or his resignation with good reason (including ceasing to be Chief Executive Officer following the closing of the Combination).
Former Named Executive Officers
During fiscal year 2017, two of our former named executive officers, Phillip K. Asherman and Luke V. Scorsone, terminated employment. Messrs. Asherman and Scorsone each executed a release of claims, which includes a two-year post-termination employee non-solicitation covenant, in exchange for (1) a prorated target bonus for fiscal year 2017 equal to $978,000 for Mr. Asherman and a prorated estimated bonus for fiscal 2017 equal to $232,080 for Mr. Scorsone; (2) retirement treatment of certain restricted stock units outstanding on the termination date (194,066 and 70,333 restricted stock units vested for Messrs. Asherman and Scorsone, respectively); (3) retirement treatment of certain performance shares outstanding on the termination date (378,295 and 89,918 performance shares for Messrs. Asherman and Scorsone, respectively, remained outstanding and eligible to vest based on the achievement of applicable performance goals); and (4) retirement treatment of outstanding, vested options (options will remain outstanding and exercisable until the expiration date). In addition, Mr. Asherman was eligible to receive (a) “qualifying termination” treatment of his restricted stock units subject to his LTIP Special Incentive Stock Award Agreement (43,414 restricted stock units vested); (b) “qualifying termination” treatment of performance shares subject to the LTIP Special Incentive Stock Award (86,828 performance shares remained outstanding and eligible to vest based on the achievement of applicable performance goals); (c) financial planning services through December 31, 2017; and (d) $700 per hour for his services in assisting CB&I with certain legal matters at CB&I’s request. The retirement treatment of equity awards held by Messrs. Asherman and Scorsone is subject to their compliance with certain non-competition covenants in the applicable equity award agreements.

DIRECTOR COMPENSATION

Name (1)(a)	Fees Earned or Paid in Cash ($)(b)	Stock Awards (2)($)(c)	Option Awards (3)($)(d)	All Other Compensation (4)($)(g)	Total ($)(h)
L. Richard Flury (5)	$280,000	$175,021	—	$25,218	$480,239
James R. Bolch (6)	$117,500	$175,021	—	$2,287	$294,808
Deborah M. Fretz (7)	$110,000	$175,021	—	$9,782	$294,803
W. Craig Kissel (8)	$130,000	$175,021	—	$1,556	$306,577
James H. Miller	$110,000	$175,021	—	$642	$285,663
Larry D. McVay (9)	$120,000	$175,021	—	$1,807	$296,828
Forbes I. J. Alexander	$110,000	$175,021	—	$—	$285,021
Marsha C. Williams	$127,500	$175,021	—	$642	$303,163

(1)
Philip K. Asherman, former President and Chief Executive Officer, is not included in this table as he was an employee and received no compensation for his services as a member of the Supervisory Board. The compensation received by Mr. Asherman as a former employee is shown in the Summary Compensation Table.

(2)
Reflects the grant date fair market value computed in accordance with FASB ASC Topic 718. The number of stock awards outstanding at the end of the last completed year for each member of the Supervisory Board was 5,889. The stock awards were granted in May 2017.

(3)	No outside members of the Supervisory Board have option awards outstanding.

(4)	All other compensation includes the 15% discount on shares purchased (described below), above market interest on deferred compensation, and dividends on stock awards, as applicable.

(5)
Mr. Flury is the non-executive Chairman of the Supervisory Board. Mr. Flury receives 50% of his fees earned in cash, and as described below defers until 2017 42% of fees in cash and 8% of fees to purchase Company stock.

(6)
Mr. Bolch received 50% of his fees earned in cash, and as described below deferred until one year after retirement 42% of fees converted to Company stock and 8% to purchase Company stock for first half of year 2017. Mr. Bolch receives 100% of his fees earned in cash effective August 2017.

(7)	Ms. Fretz, as described below defers until retirement 92% of her fees earned in cash and 8% of fees to purchase Company stock.

(8)	Mr. Kissel receives 92% of his fees earned in cash and applies 8% of fees to purchase Company stock.

(9)	Mr. McVay receives 92% of his fees earned in cash, and as described below defers until retirement 8% of fees to purchase Company stock.
As approved at the 2014 annual meeting of shareholders, members of the Supervisory Board received in 2017 as compensation for their services as members of the Supervisory Board the following: (1) members of the Supervisory Board who are not employees received an annual retainer of $110,000, except for the non-executive Chairman of the Supervisory Board, who received an annual retainer of $275,000, and (2) each member of the Supervisory Board received an annual equity retainer in the amount of $175,000 paid in restricted stock, priced as of the close of the market on the day the grant was made and which will vest on the one year anniversary of the date of the grant. Committee chairmen also received an annual retainer as follows: Audit Committee Chairman, $20,000; Organization & Compensation Committee Chairman, $20,000; Nominating Committee Chairman, $10,000; Corporate Governance Committee Chairman, $10,000; and Strategic Initiatives Committee Chairman, $5,000.
In fiscal 2017 members of the Supervisory Board could elect to receive their compensation in common shares and could elect to defer their compensation in the form of cash or stock. Fees deferred in the form of cash are credited with interest at the rate of prime plus 1%, updated quarterly based on the prime rate for the first business day of each calendar quarter as published in the Wall Street Journal. For fees deferred in the form of stock, the number of shares of our stock it was determined by dividing the fees earned by the closing price per share of our stock on the NYSE on the first trading day preceding the respective Supervisory Board meeting and such shares earned dividends at the regular rate and were converted into additional shares based on the closing price per share of our stock on the NYSE on the dividend payment date. In addition, a member of the Supervisory Board could direct that up to 8% of his or her director’s fees be applied to purchase shares at 85% of the closing price per share on the NYSE on the first trading day following the end of each calendar quarter. Shares were issued either at the time of purchase or at a specified future date. No member of the Supervisory Board who is a full-time employees of the Company may receive compensation for serving as a member of the Supervisory Board.
In 2005, we adopted stock ownership guidelines for our members of the Supervisory Board. The guidelines state that each member of the Supervisory Board owns shares in our stock equal to at least five times the annual retainer. There is a five-year period for members of the Supervisory Board to meet these stock ownership targets. Due to the decrease in the Company’s stock price in fiscal 2017, some members of the Supervisory Board failed to satisfy these stock ownership guidelines at the end of fiscal 2017, and no member of the Supervisory Board has been able to sell shares of Company stock since the completion of fiscal 2017.

Compensation of the Members of the Supervisory Board
Under our Articles of Association, any decisions on compensation of members of our Supervisory Board are made by our general meeting of shareholders. If any changes need to be made to the compensation of members of our Supervisory Board, the Nominating Committee makes recommendations to the Supervisory Board on the compensation. The Supervisory Board then approves or modifies those recommendations and proposes them to the shareholders at a general meeting. In making a recommendation, the Nominating Committee receives advice and recommendations from Pearl Meyer, which serves as its compensation consultant for directors. Its representatives evaluate our compensation practices and assist in developing our director compensation program. They review compensation for the members of the Supervisory Board annually; however, changes to director compensation might not be made every year. Pearl Meyer representatives are present as needed at selected Nominating Committee meetings to discuss compensation of the members of the Supervisory Board.
RISK ANALYSIS
The Committee has considered the Company’s executive compensation structure to identify any design elements that might encourage excessive risk taking and, taking into account the comments of Pearl Meyer in their review requested by the Committee, does not believe the Company’s compensation practices present risks that are reasonably likely to have a material adverse effect on the Company.
The Company’s peer group selection process and competitive positioning are consistent with typical market practices. The mix of corporate and individual objectives to measure performance, coupled with the Committee’s discretion to reduce any annual cash incentive awards otherwise determined by the corporate objectives, should mitigate excessive risk taking by tying payout to multiple elements. Further, the use of both performance shares and restricted stock to provide long-term incentives similarly mitigates the risk of any one vehicle creating undue incentive to take on excessive risk. The Company emphasizes EPS as a performance measure, which is consistent with shareholder value creation.
In addition, the Company has shareholding requirements for executive officers, and the Committee has established a clawback policy that allows it to recover both cash and equity-based compensation negatively affected by fraud or misconduct resulting in a material restatement of the Company’s financial statements. The Committee will continue to monitor the Company’s compensation structure from the point of view of not encouraging risks inconsistent with the interests of our shareholders.
Organization and Compensation Committee
The current members of the Organization and Compensation Committee are Mr. Kissel (Chairman), Messrs. Bolch and Miller, and Ms. Fretz. The Supervisory Board has determined that Messrs. Kissel, Bolch and Miller and Ms. Fretz are each independent as defined in the Exchange Act and under the NYSE Listed Company Manual. The Organization and Compensation Committee met seven times in 2017. Its primary duties and responsibilities include the following:

•	establishment of compensation philosophy, strategy and guidelines for our executive officers and senior management, including review of compensation programs for excessive risk;

•	administration of our long-term and short-term incentive plans;

•
evaluation and approval of corporate goals and objectives relevant to the Chief Executive Officer’s and named executive officers’ compensation, evaluation of the Chief Executive Officer’s and the named executive officers’ performance in light of those goals and objectives and setting the Chief Executive Officer’s and the named executive officers’ compensation level based on this evaluation;

•	preparation of the Organization and Compensation Committee report on executive compensation to be included in the proxy statement; and

•	review of succession management programs and practices for our senior management (including our Chief Executive Officer and his executive officer direct reports).
Organization and Compensation Committee Interlocks and Insider Participation
During fiscal year 2017, no member of the Organization and Compensation Committee was an officer or employee of the Company or of any of our subsidiaries, nor was formerly an officer of the Company or any of our subsidiaries. No member of the Organization and Compensation Committee had any relationships required to be disclosed under Item 404 of Regulation S-K promulgated under the Exchange Act.
During fiscal year 2017, none of our executive officers served as: (i) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served on our Organization and Compensation Committee; (ii) a director of another entity, one of whose executive officers served on our Organization and Compensation Committee; or (iii) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served as a director of our Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners
The following table sets forth certain information with respect to each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known to us to be the beneficial owner of more than 5% of our issued common shares based on 102,538,609 shares outstanding as of March 19, 2018.

	Common Stock; Euro .01 par value
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
The Vanguard Group, Inc. (1) 100 Vanguard Blvd., Malvern, PA 19355	8,533,022	8.3%
Fairpointe Capital LLC (2) One N. Franklin,#3300, Chicago, IL 60606	6,031,931	5.9%

(1)
Based upon a Schedule 13G filed with the SEC on February 7, 2018, by The Vanguard Group, Inc. (“Vanguard”). In the Schedule 13G, Vanguard reports that (i) it has sole power to vote or direct to vote 111,781 shares, (ii) it has shared power to vote or direct to vote 11,727 shares, (iii) it has sole power to dispose of or direct the disposition of 8,417,500 shares, (iv) it has shared power to dispose of or direct the disposition of 115,522 shares, (v) Vanguard Fiduciary Trust Company, a wholly-owned subsidiary of Vanguard, is the beneficial owner of 103,795 shares as a result of its serving as investment manager of collective trust accounts and (vi) Vanguard Investments Australia, Ltd., a wholly-owned subsidiary of Vanguard, is the beneficial owner of 119,713 shares as a result of its serving as investment manager of Australian investment offerings.

(2)
Based upon a Schedule 13G filed with the SEC on February 7, 2018, by Fairpointe Capital LLC (“Fairpointe”). In the Schedule 13G, Fairpointe reports that (i) it has the sole power to vote or direct to vote 5,679,038 shares, (ii) it has shared power to vote or to direct to vote 61,893 shares, and (iii) it has the sole power to dispose or to direct the disposition of 6,031,931 shares.

Security Ownership of Our Management
The following table sets forth certain information regarding common shares beneficially owned on March 19, 2018 by (1) each member of the Supervisory Board, (2) each nominee to be a member of the Supervisory Board, (3) each named executive officer and (4) all directors and the executive officers identified in Item 10 as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Shares Owned
Forbes I.J. Alexander	—	*
James R. Bolch	13,285	*
L. Richard Flury	56,074	*
Deborah M. Fretz	13,230	*
W. Craig Kissel	29,048	*
Larry D. McVay	29,052	*
James H. Miller	7,781	*
Patrick K. Mullen	154,207	*
James W. Sabin	26,504	*
Michael S. Taff	121,725	*
Duncan Wigney	17,406	*
Marsha C. Williams	59,248	*
All directors and executive officers as a group (16)	618,974	0.6%

*	Beneficially owns less than one percent of our outstanding common shares.

(1)	Shares deemed beneficially owned include shares held by immediate family members and shares that can be acquired through stock options exercisable through March 19, 2018.

In addition, disclosure regarding equity compensation plan information in “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of Part II of the Original Form 10-K is herein incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Related Party Transactions
The Nominating Committee of the Supervisory Board is responsible for reviewing all transactions that might represent a conflict or potential conflict of interest on the part of shareholders who hold more than 10% of our shares, directors, and officers. The Nominating Committee will analyze such potential conflicts of interest in order to ensure compliance with the Company’s Code of Ethics and the Company’s Code of Conduct, and make recommendations to the Supervisory Board concerning the granting of waivers, if appropriate, under the Company’s Code of Ethics. Each director and officer must make prompt and full disclosure of all potential conflicts of interest to the President and Chief Executive Officer, the Chief Financial Officer, the Chief Legal Officer of the Company, the Non-Executive Chairman (defined below) or the Chairman of the Audit Committee. A conflict of interest includes any shareholder who holds more than 10% of our shares, a director, or officer having a financial interest in any contract with us or in any organization doing business with us, or any such person receiving improper personal benefits or loans as a result of his or her position in the Company. On an annual basis, each member of the Supervisory Board and each executive officer is obligated to complete a Director and Officer Questionnaire, which requires disclosure of any transactions with the Company in which the member of the Supervisory Board or executive officer, or any member of his or her immediate family, has a direct or indirect material interest. These obligations are set forth in writing in our Code of Ethics and the Nominating Committee Charter available through our website, investors.cbi.com/corporate-governance.
The Company employs Mr. L. Richard Flury’s son, Geoffrey Flury, as a manager of our Walker, Louisiana operations. Mr. L. Richard Flury is the non-Executive Chairman of the Supervisory Board as well as a member of our Corporate Governance, Nominating and Strategic Initiatives Committees. This relationship does not affect Mr. L. Richard Flury’s independence because Geoffrey Flury is not an executive officer and received his compensation solely for service as an employee of the Company.
Director Independence
The Supervisory Board believes that there should be a significant majority of independent directors on the Supervisory Board and generally no more than one director who is also an employee. An independent director means a member of the Supervisory Board who, in conformity with NYSE listing standards and the criteria set forth in Exhibit A ("Exhibit A") to our Corporate Governance Guidelines (which comply with and in some cases are stricter than NYSE listing standards) available through our website, investors.cbi.com/corporate-governance, is independent of management and free from any relationship with the Company or otherwise that, in the opinion of the Supervisory Board, would interfere with his or her exercise of independent judgment as a director. No director qualifies as independent unless the Supervisory Board affirmatively determines that the director has no material relationship with the Company (either directly or indirectly, such as an officer, director, partner or significant shareholder of an organization that has a material relationship with the Company), and discloses that determination and the basis for the determination in our annual proxy statement. While individual cases may warrant exceptions to our general guidelines (see Exhibit A), a director generally will be considered independent if he or she:

•	has not been employed by us within the past 5 years;

•	has not been affiliated with or employed by our present or former auditor within 5 years since the end of either the affiliation or the auditing relationship;

•
has not been part of an “interlocking directorate” in which one of our executive officers serves on the compensation committee of another company that concurrently employs or employed the director within the last 5 years;

•	has not had an immediate family member (other than a family member employed in a non-officer position) in one of the categories listed above within the past 5 years;

•	is not a paid advisor or consultant to us and receives no financial benefit from any entity as a result of advice or consulting services provided to us by such entity;

•
is not an officer, director, partner or significant shareholder of any of our significant customers or suppliers, or any other entity having a material commercial, industrial, banking, legal or accounting relationship with us; and

•	is not an officer or director of a tax-exempt entity receiving more than 5% of its annual contributions from us.
Based on these guidelines, the Supervisory Board has determined that Messrs. Alexander, Bolch, Flury, Kissel McVay and Miller and Mses. Fretz and Williams are independent, under the standards described above. The Supervisory Board has also determined that all members of the Supervisory Board are “independent” as that term is defined by the Code adopted by the Dutch Corporate Governance Committee on December 9, 2003, and subsequently amended and restated in October 2008 (the “Dutch Corporate Governance Code”).

Item 14. Principal Accounting Fees and Services
Audit Fees
For the years ended December 31, 2017 and 2016, we incurred the following fees for services rendered by our independent registered public accounting firm, Ernst & Young LLP:

Fees	2017	2016
Audit Fees (1)	$7,884,700	$6,061,000
Audit-Related Fees	—	—
Tax Fees (2)	724,775	1,782,000
All Other Fees (3)	914,125	6,000
Total	$9,523,600	$7,849,000

(1)
Audit Fees consist of fees and out-of-pocket expenses for the audit of our annual financial statements; audit of our controls over financial reporting; reviews of our quarterly financial statements; statutory and regulatory audits and consents; financial accounting and reporting consultations; and other services related to SEC matters.

(2)	Tax Fees consist of fees for tax consulting services, including transfer pricing documentation, tax advisory services and compliance matters.

(3)
All Other Fees consist of fees related to due diligence services performed in connection with the proposed sale of our Technology business and financial due diligence services performed in connection with the Business Combination Agreement.

All of the fees set forth in the table above were approved by the Audit Committee pursuant to its pre-approval policies and procedures described above.
The Audit Committee considered and concluded that the provision of other services was compatible with maintaining Ernst & Young LLP’s independence.
The Audit Committee has established a toll-free number, (866) 235-5687, through which interested parties may report concerns or issues regarding our accounting or auditing practices to the Audit Committee.
Audit Committee Pre-Approval Policies and Procedures
The Audit Committee has adopted policies and procedures for pre-approving all audit and permissible non-audit services performed by our independent registered public accounting firm. Under these policies, the Audit Committee pre-approves the use of audit and audit-related services in connection with the approval of the independent registered public accounting firm’s audit plan. All services detailed in the audit plan are considered pre-approved. The Audit Committee monitors the audit services engagement as necessary, but no less often than quarterly. It approves any changes in terms, conditions and fees resulting in changes in audit scope, Company structure or other items. Other audit services and non-audit services are pre-approved at the Audit Committee’s quarterly meetings. For interim pre-approval of audit and non-audit services, requests and applications are submitted to the Chief Financial Officer, who has been so designated by the Audit Committee for this purpose. The Chief Financial Officer may approve services that are consistent with the permissible services specifically pre-approved by the Audit Committee. Where the services are not specified by the pre-approval policy and the Chief Financial Officer approves the request or application, it is submitted to the Audit Committee Chairman, or appropriate designated member of the Audit Committee, for pre-approval. All such audit and non-audit services and fees are monitored by the Audit Committee at its quarterly meeting.

PART IV

Item 15. Exhibits, Financial Statement Schedules
Financial Statements
The following Consolidated Financial Statements and Reports of Independent Registered Public Accounting Firm were included under Item 8 of Part II of the Original Filing:
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
Financial Statement Schedules
All schedules have been omitted because the schedules are not applicable, the required information is not in amounts sufficient to require submission of the schedule, or the information required is shown in the Consolidated Financial Statements or notes thereto previously included under Item 8 of Part II of the Original Filing.
Exhibits
The Exhibit Index, starting on the next page, and Exhibits being filed are submitted as part of this report and were previously filed unless otherwise indicated.

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

31.1 (2)
Certification of the Company’s Chief Executive Officer pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Original Filing)

31.2 (2)
Certification of the Company’s Chief Financial Officer pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Original Filing)

31.3 (3)
Certification of the Company’s Chief Executive Officer pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Amended Filing)

31.4 (3)
Certification of the Company’s Chief Financial Officer pursuant to Rule 13A-14 of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Amended Filing)

32.1 (2)	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 (2)	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS (2)	XBRL Instance Document
101.SCH (2)	XBRL Taxonomy Extension Schema Document
101.CAL (2)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (2)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB (2)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE (2)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Management compensatory plan or arrangement

(2)	Incorporated by reference to the corresponding exhibit in the Original Filing

(3)	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 22, 2018.

Chicago Bridge & Iron Company N.V.

/s/ Patrick K. Mullen
Patrick K. Mullen
(Authorized Signer)