Form 10-Q
period 2018-03-31
CHICAGO BRIDGE & IRON CO N V
filed 2018-04-24
CIK 1027884

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
☐  Yes    ☒  No
The number of shares outstanding of the registrant’s common stock as of April 16, 2018 – 102,548,319

CHICAGO BRIDGE & IRON COMPANY N.V.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
Revenue	$1,745,619	$1,827,352
Cost of revenue	1,572,520	1,676,401
Gross profit	173,099	150,951
Selling and administrative expense	64,498	73,057
Intangibles amortization	6,552	6,486
Equity earnings	(9,444)	(7,611)
Restructuring related costs	5,110	—
Other operating (income) expense, net	(1,314)	31
Income from operations	107,697	78,988
Interest expense	(52,452)	(24,101)
Interest income	577	1,228
Income from operations before taxes	55,822	56,115
Income tax expense	(11,164)	(13,704)
Net income from continuing operations	44,658	42,411
Net income from discontinued operations	—	9,494
Net income	44,658	51,905
Less: Net income attributable to noncontrolling interests ($0 and $413 related to discontinued operations)	(764)	(27,250)
Net income attributable to CB&I	$43,894	$24,655
Net income attributable to CB&I per share (Basic):
Continuing operations	$0.43	$0.16
Discontinued operations	—	0.09
Total	$0.43	$0.25
Net income attributable to CB&I per share (Diluted):
Continuing operations	$0.43	$0.15
Discontinued operations	—	0.09
Total	$0.43	$0.24
Weighted average shares outstanding:
Basic	102,333	100,451
Diluted	102,627	101,360
Cash dividends on shares:
Amount	$—	$7,047
Per share	$—	$0.07
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
Net income	$44,658	$51,905
Other comprehensive income (loss), net of tax:
Change in cumulative translation adjustment	15,866	24,410
Change in unrealized fair value of cash flow hedges	(72)	353
Change in unrecognized prior service pension credits/costs	(52)	(76)
Change in unrecognized actuarial pension gains/losses	(3,918)	(1,433)
Other comprehensive income from discontinued operations - change in cumulative translation adjustment	—	495
Comprehensive income	56,482	75,654
Net income attributable to noncontrolling interests ($0 and $413 related to discontinued operations)	(764)	(27,250)
Change in cumulative translation adjustment attributable to noncontrolling interests	416	(970)
Comprehensive income attributable to CB&I	$56,134	$47,434
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Cash and cash equivalents ($113,128 and $165,771 related to variable interest entities ("VIEs"))	$305,229	$354,639
Accounts receivable, net ($24,773 and $42,288 related to VIEs)	766,123	759,701
Inventory	112,978	101,573
Costs and estimated earnings in excess of billings ($183,988 and $42,997 related to VIEs)	392,589	315,744
Assets held for sale	18,300	17,845
Other current assets ($103,456 and $163,810 related to VIEs)	224,833	281,171
Total current assets	1,820,052	1,830,673
Equity investments	209,565	206,118
Property and equipment, net	415,665	418,531
Goodwill	2,838,836	2,836,582
Other intangibles, net	190,476	196,473
Other non-current assets ($128,541 and $74,067 related to VIEs)	545,979	483,205
Total assets	$6,020,573	$5,971,582
Liabilities
Revolving facility and other short-term borrowings	$1,388,151	$1,102,151
Current maturities of long-term debt, net	1,145,358	1,160,291
Accounts payable ($382,616 and $348,872 related to VIEs)	950,075	971,735
Billings in excess of costs and estimated earnings ($48,970 and $130,484 related to VIEs)	1,155,780	1,275,441
Other current liabilities	618,210	752,294
Total current liabilities	5,257,574	5,261,912
Deferred income taxes	56,028	63,771
Other non-current liabilities	424,483	427,535
Total liabilities	5,738,085	5,753,218
Shareholders’ Equity
Common stock, Euro .01 par value; shares authorized: 250,000; shares issued: 108,857 and 108,857; shares outstanding: 102,547 and 101,705	1,288	1,288
Additional paid-in capital	715,932	743,128
Retained deficit	(57,802)	(101,696)
Treasury stock, at cost: 6,310 and 7,152 shares	(216,804)	(254,642)
Accumulated other comprehensive loss	(304,268)	(316,508)
Total CB&I shareholders’ equity	138,346	71,570
Noncontrolling interests	144,142	146,794
Total shareholders’ equity	282,488	218,364
Total liabilities and shareholders’ equity	$6,020,573	$5,971,582
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2018	2017
	(Unaudited)
Cash Flows from Operating Activities
Net income	$44,658	$51,905
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	18,738	26,264
Amortization of debt issuance costs	7,929	1,469
Deferred income taxes	(2,602)	15,101
Stock-based compensation expense	9,137	10,247
Other operating income, net	(1,314)	(77)
Unrealized loss on foreign currency hedges	5,432	1,380
Changes in operating assets and liabilities:
Increase in receivables, net	(6,422)	(217,122)
Change in contracts in progress, net	(196,506)	(6,057)
Increase in inventory	(11,405)	(12,346)
Decrease in accounts payable	(21,660)	(95,117)
(Increase) decrease in other current and non-current assets	(57,659)	12,062
Decrease in other current and non-current liabilities	(23,951)	(78,037)
(Increase) decrease in equity investments	(3,444)	953
Change in other, net	(1,242)	(1,307)
Net cash used in operating activities	(240,311)	(290,682)
Cash Flows from Investing Activities
Capital expenditures	(8,099)	(12,274)
Advances with partners of proportionately consolidated ventures, net	52,015	(23,788)
Proceeds from sale of property and equipment	742	1,108
Other, net	(25,844)	(8,342)
Net cash provided by (used in) investing activities	18,814	(43,296)
Cash Flows from Financing Activities
Revolving facility and other short-term borrowings, net	286,000	510,000
Advances with equity method and proportionately consolidated ventures and partners, net	(98,317)	47,099
Repayments on long-term debt	(18,750)	(300,000)
Purchase of treasury stock	(3,207)	(7,359)
Issuance of stock	4,120	3,877
Dividends paid	—	(7,047)
Distributions to noncontrolling interests	(3,000)	(18,985)
Capitalized debt issuance costs	(2,415)	—
Net cash provided by financing activities	164,431	227,585
Effect of exchange rate changes on cash and cash equivalents	7,656	21,316
Decrease in cash and cash equivalents	(49,410)	(85,077)
Cash and cash equivalents, beginning of period	354,639	505,156
Cash and cash equivalents, end of period	305,229	420,079
Cash and cash equivalents, end of period - discontinued operations	—	(17,782)
Cash and cash equivalents, end of period - continuing operations	$305,229	$402,297
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In thousands, except per share data)

	Three Months Ended March 31, 2018
	Common Stock		Additional Paid-In Capital	Retained Deficit	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Non - controlling Interests	Total Shareholders’ Equity
	Shares	Amount			Shares	Amount
	(Unaudited)
Balance at December 31, 2017	101,705	$1,288	$743,128	$(101,696)	7,152	$(254,642)	$(316,508)	$146,794	$218,364
Net income	—	—	—	43,894	—	—	—	764	44,658
Change in cumulative translation adjustment, net	—	—	—	—	—	—	16,282	(416)	15,866
Change in unrealized fair value of cash flow hedges, net	—	—	—	—	—	—	(72)	—	(72)
Change in unrecognized prior service pension credits/costs, net	—	—	—	—	—	—	(52)	—	(52)
Change in unrecognized actuarial pension gains/losses, net	—	—	—	—	—	—	(3,918)	—	(3,918)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3,000)	(3,000)
Stock-based compensation expense	—	—	9,137	—	—	—	—	—	9,137
Liability-based compensation fair value adjustment	—	—	592	—	—	—	—	—	592
Purchase of treasury stock	(181)	—	—	—	181	(3,207)	—	—	(3,207)
Issuance of stock	1,023	—	(36,925)	—	(1,023)	41,045	—	—	4,120
Balance at March 31, 2018	102,547	$1,288	$715,932	$(57,802)	6,310	$(216,804)	$(304,268)	$144,142	$282,488

	Three Months Ended March 31, 2017
	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive (Loss) Income	Non - controlling Interests	Total Shareholders’ Equity
	Shares	Amount			Shares	Amount
	(Unaudited)
Balance at December 31, 2016	100,113	$1,288	$782,130	$1,370,606	8,744	$(344,870)	$(395,616)	$147,799	$1,561,337
Net income	—	—	—	24,655	—	—	—	27,250	51,905
Change in cumulative translation adjustment, net	—	—	—	—	—	—	23,935	970	24,905
Change in unrealized fair value of cash flow hedges, net	—	—	—	—	—	—	353	—	353
Change in unrecognized prior service pension credits/costs, net	—	—	—	—	—	—	(76)	—	(76)
Change in unrecognized actuarial pension gains/losses, net	—	—	—	—	—	—	(1,433)	—	(1,433)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(18,985)	(18,985)
Dividends paid ($0.07 per share)	—	—	—	(7,047)	—	—	—	—	(7,047)
Stock-based compensation expense	—	—	10,247	—	—	—	—	—	10,247
Purchase of treasury stock	(219)	—	—	—	219	(7,359)	—	—	(7,359)
Issuance of stock	808	—	(35,219)	—	(808)	39,124	—	—	3,905
Balance at March 31, 2017	100,702	$1,288	$757,158	$1,388,214	8,155	$(313,105)	$(372,837)	$157,034	$1,617,752

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

CHICAGO BRIDGE & IRON COMPANY N.V.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
($ and share values in thousands, except per share data)
(Unaudited)
1. ORGANIZATION AND NATURE OF OPERATIONS
Organization and Nature of Operations—Founded in 1889, Chicago Bridge & Iron Company N.V. (“CB&I”, “we”, “our”, “us” or the “Company”) provides a wide range of services, including conceptual design, technology, engineering, procurement, fabrication, modularization, construction and commissioning services to customers in the energy infrastructure market throughout the world. Our business is aligned into three operating groups, which represent our reportable segments: Engineering & Construction; Fabrication Services; and Technology. During the first quarter 2018, we realigned our Fabrication Services operating group and Technology operating group to reflect the present management oversight of our operations. See Note 2 and Note 5 for discussion of our discontinued operations and Note 17 for further discussion of our reportable segments and related financial information.
2. SIGNIFICANT ACCOUNTING POLICIES
Basis of Accounting and Consolidation—The accompanying unaudited interim Condensed Consolidated Financial Statements (“Financial Statements”) have been prepared in accordance with the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (the “SEC”) and accounting principles generally accepted in the U.S. (“U.S. GAAP”). These Financial Statements reflect all wholly-owned subsidiaries and those entities which we are required to consolidate. See the “Partnering Arrangements” section of this footnote for further discussion of our consolidation policy for those entities that are not wholly-owned. Intercompany balances and transactions are eliminated in consolidation.
Basis of Presentation—We believe these Financial Statements include all adjustments, which are of a normal recurring nature, necessary for a fair presentation of our results of operations for the three months ended March 31, 2018 and 2017, our financial position as of March 31, 2018 and our cash flows for the three months ended March 31, 2018 and 2017. The December 31, 2017 Condensed Consolidated Balance Sheet (the “Balance Sheet(s)”) was derived from our December 31, 2017 audited Consolidated Balance Sheet.
We believe the disclosures accompanying these Financial Statements are adequate to make the information presented not misleading. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC for interim reporting periods. The results of operations and cash flows for the interim periods are not necessarily indicative of the results to be expected for the full year. The accompanying Financial Statements should be read in conjunction with our Consolidated Financial Statements and notes thereto included in our 2017 Annual Report.
McDermott/CB&I Combination—On December 18, 2017, we entered into an agreement (the “Combination Agreement”) to combine with McDermott International, Inc. (“McDermott”) in an all-stock transaction whereby McDermott stockholders will own approximately 53% of the combined company and our shareholders will own approximately 47% (the “Combination”). Under the terms of the Combination Agreement, our shareholders would be entitled to receive 2.47221 shares of McDermott common stock for each share of our common stock (or 0.82407 shares if McDermott effects a planned three-to-one reverse stock split prior to closing), together with cash in lieu of fractional shares and subject to any applicable withholding taxes. A meeting of our shareholders and a meeting of McDermott stockholders to vote on their respective Combination-related proposals have each been scheduled for May 2, 2018. The Combination is anticipated to close in the second quarter 2018, subject to receipt of approval of our shareholders and McDermott stockholders, and satisfaction of other customary closing conditions.
Discontinued Operations—On June 30, 2017, we completed the sale of our “Capital Services Operations” (primarily comprised of our former Capital Services reportable segment) to CSVC Acquisition Corp (“CSVC”). We considered the Capital Services Operations to be a discontinued operation, and accordingly, its operating results for the three months ended March 31, 2017 are classified as a discontinued operation within our Condensed Consolidated Statements of Operations (the “Statement(s) of Operations”). Cash flows of the Capital Services Operations for the three months ended March 31, 2017 are not reported separately within our Condensed Consolidated Statements of Cash Flows (the “Statement(s) of Cash Flows”). Unless otherwise noted, the values presented throughout the notes to our Financial Statements relate to our continuing operations. See Note 5 for further discussion of our discontinued operations.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates—The preparation of our Financial Statements in conformity with U.S. GAAP requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures of contingent assets and liabilities. We believe the most significant estimates and judgments are associated with (i) revenue recognition for our contracts, including estimating costs to complete each contract and the recognition of incentive fees and unapproved change orders and claims; (ii) fair value and recoverability assessments that must be periodically performed with respect to long-lived tangible assets, goodwill and other intangible assets; (iii) valuation of deferred tax assets and financial instruments; (iv) the determination of liabilities related to self-insurance programs and income taxes; and (v) consolidation determinations with respect to our partnering arrangements. If the underlying estimates and assumptions upon which our Financial Statements are based change in the future, actual amounts may differ from those included in the Financial Statements.
Other Operating (Income) Expense, Net—Other operating (income) expense, net generally represents (gains) losses associated with the sale or disposition of property and equipment.
Restructuring Related Costs—Restructuring related costs were $5,100 for the three months ended March 31, 2018 and related to professional fees and severance costs, resulting primarily from our publicly announced cost reduction, facility rationalization and strategic initiatives. See Note 9 for further discussion of our restructuring related costs.
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
Earnings Per Share (“EPS”)—Basic EPS is calculated by dividing net income attributable to CB&I by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the assumed conversion of dilutive securities, consisting of restricted shares, performance based shares (where performance criteria have been met), stock options and directors’ deferred-fee shares. See Note 4 for calculations associated with basic and diluted EPS.
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
Foreign Currency—The nature of our business activities involves the management of various financial and market risks, including those related to changes in foreign currency exchange rates. The effects of translating financial statements of foreign operations into our reporting currency are recognized as a cumulative translation adjustment in accumulated other comprehensive income (loss) (“AOCI”), which is net of tax, where applicable. Foreign currency transactional and re-measurement exchange gains (losses) are included within cost of revenue and were not material for the three months ended March 31, 2018 and 2017.
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
For those contracts designated as cash flow hedges, we document all relationships between the derivative instruments and associated hedged items, as well as our risk-management objectives and strategy for undertaking hedge transactions. This process includes linking all derivatives to specific firm commitments or highly-probable forecasted transactions. We continually assess, at inception and on an ongoing basis, the effectiveness of derivative instruments in offsetting changes in the cash flow of the designated hedged items. Hedge accounting designation is discontinued when (i) it is determined that the derivative is no longer highly effective in offsetting changes in the cash flow of the hedged item, including firm commitments or forecasted transactions, (ii) the derivative is sold, terminated, exercised, or expires, (iii) it is no longer probable that the forecasted transaction will occur, or (iv) we determine that designating the derivative as a hedging instrument is no longer appropriate. See Note 11 for further discussion of our financial instruments.
Income Taxes—Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis using currently enacted income tax rates for the years in which the differences are expected to reverse. A valuation allowance (“VA”) is provided to offset any net deferred tax assets (“DTA(s)”) if, based on the available evidence, it is more likely than not that some or all of the DTAs will not be realized. The realization of our net DTAs depends upon our ability to generate sufficient future taxable income of the appropriate character and in the appropriate jurisdictions. At March 31, 2018 and December 31, 2017, we had a VA against our U.S. net operating loss DTAs, and our remaining U.S. and non-U.S. net DTAs, as we do not believe it is more likely than not that we will utilize our net DTAs. See our 2017 Form 10-K for further discussion of our VA assessments.
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
If at any time a venture qualifies as a VIE, we perform a qualitative assessment to determine whether we are the primary beneficiary of the VIE and, therefore, need to consolidate the VIE. We are the primary beneficiary if we have (i) the power to direct the economically significant activities of the VIE and (ii) the right to receive benefits from, and obligation to absorb losses of, the VIE. If the venture is a VIE and we are the primary beneficiary, or we otherwise have the ability to control the venture, we consolidate the venture. If we determine that we are not the primary beneficiary of the VIE, or only have the ability to significantly influence, rather than control the venture, we do not consolidate the venture. We account for unconsolidated ventures using either (i) proportionate consolidation for both the Balance Sheet and Statement of Operations, when we meet the applicable accounting criteria to do so, or (ii) utilize the equity method. See Note 8 for further discussion of our material partnering arrangements.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Revenue Recognition Standard—In May 2014, the FASB issued ASU 2014-09, which provides a single comprehensive accounting standard for revenue recognition for contracts with customers and supersedes current industry-specific guidance, including ASC 605-35. The new standard requires companies to recognize revenue when control of promised goods or services is transferred to customers at an amount that reflects the consideration to which the company expects to be entitled in exchange for the goods or services. The new model requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time for each of these obligations. The new standard also significantly expands disclosure requirements regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.
We adopted the new standard on January 1, 2018 (“Adoption Date”), using the modified retrospective method, which provides for a cumulative effect adjustment to beginning 2018 retained earnings for those uncompleted contracts impacted by the adoption of the new standard. The changes to the method and/or timing of our revenue recognition associated with our adoption of the new standard primarily relate to our third party pipe and steel fabrication and “non-generic” catalyst manufacturing contracts, which were previously recognized at a point in time upon shipment; however, under the new standard revenue is recognized over time utilizing the cost to cost measure of progress. In addition, we combined certain contracts that historically had been accounted for as separate contracts. Due to the low level of backlog at December 31, 2017 for our contracts impacted by the new standard, no adjustment to beginning 2018 retained earnings resulted from adoption of the new standard.
Further, the difference in our results for the first quarter 2018 between application of the new standard on our contracts and what results would have been if such contracts had been reported using the accounting standards previously in effect for such contracts, was not material. Consistent with our adoption method, the comparative prior period information for 2017 has not been recast and continues to be reported using the previous accounting standards in effect for the period presented. Additionally, we have elected to utilize the modified retrospective transition practical expedient that allows us to evaluate the impact of contract modifications as of the Adoption Date rather than evaluating the impact of the modifications at the time they occurred prior to the Adoption Date. There was no material effect associated with the election of this practical expedient.
See Note 3 for additional discussion of our revenue recognition accounting policies and expanded disclosures required by the new standard.
Other New Accounting Standards—In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-02, which requires the recognition of a right-of-use asset and a lease liability for most lease arrangements with a term greater than one year, and increases qualitative and quantitative disclosures regarding leasing transactions. The standard is effective for us in the first quarter 2019, although early adoption is permitted. Transition requires application of the new guidance at the beginning of the earliest comparative balance sheet period presented utilizing a modified retrospective approach. We are assessing the timing of adoption of the new standard and its potential impact on our Financial Statements.
In December 2017, the SEC issued Staff Accounting Bulletin (“SAB”) 118 to address the application of U.S. GAAP in situations in which a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act (the “Tax Reform Act”) which was signed into law on December 22, 2017. In March 2018, the FASB issued ASU 2018-05, which amended ASC 740 to incorporate the requirements of SAB 118. We recognized the provisional tax impacts of the Tax Reform Act in the fourth quarter 2017. During first quarter 2018, we did not receive any additional information regarding these provisional calculations. As a result, we continue to anticipate finalizing our analysis in connection with the completion of our tax return for 2017 to be filed in 2018.
In January 2018, the FASB issued ASU 2018-02, which gives entities the option to reclassify to retained earnings the tax effects resulting from the Tax Reform Act related to items in AOCI that the FASB refers to as having been stranded in AOCI. The standard may be applied retrospectively to each period in the year of adoption. The standard will also require new disclosures regarding our accounting policy for releasing the tax effects in AOCI. The standard is effective for us in the first quarter 2019, although early adoption is permitted. We are assessing the timing of adoption of the new standard and its potential impact on our Financial Statements.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. REVENUE RECOGNITION
Contracts—Our revenue is primarily derived from long-term contracts with customers and we determine the appropriate accounting treatment for each contract at contract inception. Our contracts primarily relate to engineering, procurement and construction (“EPC”) services; engineering services; construction services; pipe and steel fabrication services; engineered and manufactured products; technology licensing; and catalyst supply. An EPC contract may also include technology licensing or fabrication services and our services may be provided between, or amongst, our reportable segments.
Our contracts are awarded on a competitively bid and negotiated basis and the timing of revenue recognition may be impacted by the terms of such contracts. We use a range of contracting options, including cost-reimbursable, fixed-price and hybrid, which has both cost-reimbursable and fixed-price characteristics. Fixed-price contracts, and hybrid contracts with a more significant fixed-price component, tend to provide us with greater control over project schedule and the timing of when work is performed and costs are incurred, and accordingly, when revenue is recognized. Cost-reimbursable contracts, and hybrid contracts with a more significant cost-reimbursable component, generally provide our customers with greater influence over the timing of when we perform our work, and accordingly, such contracts often result in less predictability with respect to the timing of revenue recognition.
Performance Obligations—A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC Topic 606. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. To the extent a contract is deemed to have multiple performance obligations, we allocate the transaction price of the contract to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. In addition, certain contracts may be combined and deemed to be a single performance obligation. Our EPC contracts are generally deemed to be single performance obligations and our contracts with multiple performance obligations were not material as of March 31, 2018.

•
Performance Obligations Satisfied Over Time—Revenue for our contracts that satisfy the criteria for over time recognition is recognized as the work progresses. Revenue for contracts recognized over time include our EPC services; engineering services; construction services; pipe and steel fabrication services; engineered and manufactured products; technology licensing; and “non-generic” catalyst supply. We measure transfer of control of the performance obligation utilizing the cost-to-cost measure of progress, with cost of revenue including direct costs, such as materials and labor, and indirect costs that are attributable to contract activity. Under the cost-to-cost approach, the use of estimated costs to complete each performance obligation is a significant variable in the process of determining recognized revenue and is a significant factor in the accounting for such performance obligations. Significant estimates that impact the cost to complete each performance obligation are: costs of engineering, materials, components, equipment, labor and subcontracts; labor productivity; schedule durations, including subcontractor or supplier progress; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on performance obligations in progress. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates, which could result in material changes to our Financial Statements and related disclosures. For the three months ended March 31, 2018, approximately $1,701,200 of our revenue was subject to over time revenue recognition.

•
Performance Obligations Satisfied at a Point in Time—Revenue for our contracts that do not satisfy the criteria for over time recognition is recognized at a point in time. Revenue for contracts recognized at a point in time include our “generic” catalyst supply and certain manufactured products (which are recognized upon shipment) and certain non-engineering and non-construction services (which are recognized when the services are performed). For the three months ended March 31, 2018, approximately $44,400 of our revenue was subject to point in time revenue recognition.

Precontract costs are generally charged to cost of revenue as incurred, but in certain cases their recognition may be deferred if specific probability criteria are met. We had no significant deferred precontract costs at March 31, 2018.
Variable Consideration—Transaction price for our contracts may include variable consideration, which includes increases to transaction price for approved and unapproved change orders, claims and incentives, and reductions to transaction price for liquidated damages. Change orders, claims and incentives are generally not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as a modification of the existing contract and performance obligation. We estimate variable consideration for a performance obligation at the most likely amount to which we expect to be entitled (or the most likely amount we expect to incur in the case of liquidated damages), utilizing estimation methods that best predict the amount of consideration to which we will be entitled (or will be incurred in the case of

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liquidated damages). We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. The effect of variable consideration on the transaction price of a performance obligation is recognized as an adjustment to revenue on a cumulative catch-up basis. To the extent unapproved change orders and claims reflected in transaction price (or excluded from transaction price in the case of liquidated damages) are not resolved in our favor, or to the extent incentives reflected in transaction price are not earned, there could be reductions in, or reversals of, previously recognized revenue. See Note 16 for further discussion of our recorded unapproved change orders, claims and incentives.
Accounts Receivable and Contract Balances—The timing of when we bill our customers is generally dependent upon advance billing terms, milestone billings based on the completion of certain phases of the work, or when services are provided or products are shipped. Projects with performance obligations recognized over time that have costs and estimated earnings recognized to date in excess of cumulative billings, are reported on our Balance Sheets as costs and estimated earnings in excess of billings (i.e. contract assets). Projects with performance obligations recognized over time that have cumulative billings in excess of costs and estimated earnings recognized to date, are reported on our Balance Sheets as billings in excess of costs and estimated earnings (i.e. contract liabilities). The net balances on our Balance Sheets are collectively referred to as Contracts in Progress, net, and the components of these balances at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018		December 31, 2017 (1)
	Asset	Liability	Asset	Liability
Costs and estimated earnings on contracts in progress	$7,237,037	$28,001,671	$7,267,316	$26,901,501
Billings on contracts in progress	(6,844,448)	(29,157,451)	(6,951,572)	(28,176,942)
Contracts in progress, net	$392,589	$(1,155,780)	$315,744	$(1,275,441)

(1)	Balances as of December 31, 2017 have not been recast for the impact of the adoption of the new standard.
During the three months ended March 31, 2018, we recognized revenue of approximately $688,100 that was included in the corresponding Contracts in Progress liability balance at December 31, 2017.
Any uncollected billed amounts for our performance obligations recognized over time, including contract retentions, are recorded within accounts receivable. At March 31, 2018 and December 31, 2017, accounts receivable included contract retentions of approximately $70,000 and $61,500, respectively. Contract retentions due beyond one year were approximately $21,900 and $19,000 at March 31, 2018 and December 31, 2017, respectively. Any uncollected billed amounts and unbilled receivables for our performance obligations recognized at a point in time are recorded within accounts receivable and were approximately $6,900 and $6,000 at March 31, 2018 and December 31, 2017, respectively.
Our billed and unbilled revenue may be exposed to potential credit risk if our customers should encounter financial difficulties, and we maintain reserves for specifically-identified potential uncollectible receivables. At March 31, 2018 and December 31, 2017, our allowances for doubtful accounts were not material.
Backlog—Our remaining performance obligations (hereafter referred to as “backlog”) represent the unrecognized revenue value of our contract commitments. New awards represent the total expected revenue value of new contract commitments received during a given period, as well as scope growth on existing contract commitments. New awards and backlog include the entire award values for joint ventures we consolidate and our proportionate share of award values for joint ventures we proportionately consolidate. As the net results for our equity method joint ventures are recognized as equity earnings, their revenue is not presented in our Statements of Operations, and accordingly, are excluded from our new awards and backlog. Our new awards may vary significantly each reporting period based on the timing of our major new contract commitments and our backlog may fluctuate with currency movements. At March 31, 2018, we had backlog of $9,369,000 (excluding approximately $1,131,500 for our unconsolidated equity method joint ventures). Approximately 50%, 35%, and 15% of our March 31, 2018 backlog is anticipated to be recognized as revenue in 2018, 2019, and thereafter, respectively
Effect of Adopting ASC Topic 606—As discussed in Note 2, no adjustment to beginning 2018 retained earnings was recorded as a result of our adoption of ASC 606 due to changes in the methods and/or timing of our revenue recognition for our uncompleted contracts. Further, the difference in our results for the first quarter 2018 between application of the new standard on our contracts and what results would have been if such contracts had been reported using the accounting standards previously in effect for such contracts, was not material.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Disaggregation of Revenue—The following table represents the disaggregation of our revenue by end-market (or “product line”) for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
LNG (including low temp and cryogenic)	$674,848	$992,152
Petrochemical	538,364	376,419
Power	315,696	184,496
Refining	138,144	124,646
Gas processing	33,595	71,099
Other	44,972	78,540
Total revenue	$1,745,619	$1,827,352
Changes in Project Estimates—See Note 16 for further discussion of our unapproved change orders, claims, incentives and other project matters, including impacts from changes in project estimates.
4. EARNINGS PER SHARE
A reconciliation of weighted average basic shares outstanding to weighted average diluted shares outstanding and the computation of basic and diluted EPS are as follows:

	Three Months Ended March 31,
	2018	2017
Net income from continuing operations attributable to CB&I (net of $764 and $26,837 of noncontrolling interests)	$43,894	$15,574
Net income from discontinued operations attributable to CB&I (net of $0 and $413 of noncontrolling interests)	—	9,081
Net income attributable to CB&I	$43,894	$24,655

Weighted average shares outstanding—basic	102,333	100,451
Effect of restricted shares/performance based shares/stock options (1)	275	892
Effect of directors’ deferred-fee shares (1)	19	17
Weighted average shares outstanding—diluted	102,627	101,360
Net income attributable to CB&I per share (Basic):
Continuing operations	$0.43	$0.16
Discontinued operations	—	0.09
Total	$0.43	$0.25
Net income attributable to CB&I per share (Diluted):
Continuing operations	$0.43	$0.15
Discontinued operations	—	0.09
Total	$0.43	$0.24

(1)	Antidilutive shares excluded from diluted EPS were not material for the three months ended March 31, 2018 and 2017.
5. DISCONTINUED OPERATIONS
As discussed in Note 2, on June 30, 2017 we completed the sale of our Capital Services Operations to CSVC. Our Capital Services Operations provided comprehensive and integrated maintenance services, environmental engineering and remediation, construction services, program management, and disaster response and recovery services for private-sector customers and governments. We considered the Capital Services Operations to be a discontinued operation, and accordingly, its operating results for the three months ended March 31, 2017 are classified as a discontinued operation within our Statements of Operations. Cash flows of the Capital Services Operations for the three months ended March 31, 2017 are not reported separately within our Statements of Cash Flows. During the three months ended March 31, 2018, we paid approximately $24,600 to CSVC associated with the finalization of working capital adjustments required by the purchase agreement. The anticipated working capital payment was accrued on the closing date and included in our Balance Sheet as of December 31, 2017, and accordingly, there was no impact on our operating results due to the payment.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Results of Operations—The results of our Capital Services Operations, which have been reflected within discontinued operations in our Statement of Operations for the three months ended March 31, 2017, were as follows:

Three Months Ended
March 31, 2017
Revenue	$552,947
Cost of revenue	518,687
Gross profit	34,260
Selling and administrative expense	13,038
Intangibles amortization	2,550
Other operating income	(372)
Income from operations	19,044
Interest expense (1)	(6,863)
Interest income	9
Income from operations before taxes	12,190
Income tax expense	(2,696)
Net income from discontinued operations	9,494
Net income from discontinued operations attributable to noncontrolling interests	(413)
Net income from discontinued operations attributable to CB&I	$9,081

(1)
Interest expense, including amortization of capitalized debt issuance costs, was allocated to the Capital Services Operations due to a requirement to use the proceeds from the transaction to repay our debt. The allocation of interest expense was based on the anticipated debt amounts to be repaid.

Cash Flows—Cash flows for our Capital Services Operations for the three months ended March 31, 2017 were as follows:

Three Months Ended
March 31, 2017
Operating cash flows	$(17,544)
Investing cash flows	$(844)
6. INVENTORY
The components of inventory at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018	December 31, 2017
Raw materials	$57,626	$55,275
Work in process	22,233	15,652
Finished goods	33,119	30,646
Total	$112,978	$101,573
7. GOODWILL AND OTHER INTANGIBLES
Goodwill
At March 31, 2018 and December 31, 2017, our goodwill balances were $2,838,836 and $2,836,582, respectively, attributable to the excess of the purchase price over the fair value of net assets acquired in connection with our acquisitions. The change in goodwill for the three months ended March 31, 2018 is as follows:

Total
Balance at December 31, 2017	$2,836,582
Amortization of tax goodwill in excess of book goodwill	(3,971)
Foreign currency translation and other	6,225
Balance at March 31, 2018 (1)	$2,838,836

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)
At March 31, 2018, we had approximately $453,100 of cumulative impairment losses which were recorded in our Engineering & Construction operating group during 2015 related to the sale of our nuclear power construction business (our “Nuclear Operations”) on December 31, 2015.

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
Reporting Units—At December 31, 2017, we had the following four reporting units within our three operating groups:

•	Engineering & Construction—Our Engineering & Construction operating group represented a reporting unit.

•	Fabrication Services—Our Fabrication Services operating group included two reporting units: Engineered Products and Fabrication Services (excluding Engineered Products).

•	Technology—Our Technology operating group represented a reporting unit.
During the first quarter 2018, we realigned our Fabrication Services and Technology operating groups to reflect the present management oversight of our operations. Our “Engineered Products Operations”, which was previously reported within our Fabrication Services operating group, is now reported within our Technology operating group. In connection therewith, our Engineered Products reporting unit, which was previously a reporting unit with our Fabrication Services operating group, became a reporting unit within our Technology operating group. Accordingly, at March 31, 2018, we had the following four reporting units within our three operating groups:

•	Engineering & Construction—Our Engineering & Construction operating group represented a reporting unit.

•	Fabrication Services—Our Fabrication Services operating group represented a reporting unit.

•	Technology—Our Technology operating group included two reporting units: Engineered Products and Technology (excluding Engineered Products).
Impairment Assessment—During the fourth quarter 2017, we performed a quantitative assessment of goodwill for the aforementioned reporting units. Based on these quantitative assessments, the fair value of each of the reporting units substantially exceeded (in excess of 50%) their respective net book values, and accordingly, no impairment charge was necessary as a result of our impairment assessments. Further, during the first quarter 2018, no indicators of impairment were identified for any of our reporting units. In addition, no impairment assessments were required in connection with the realignment of our operating groups because the Engineered Products reporting unit represented a separate reporting unit before and after the realignment.
Other Intangible Assets
The following table presents our acquired finite-lived intangible assets at March 31, 2018 and December 31, 2017, including the March 31, 2018 weighted-average useful lives for each major intangible asset class and in total:

		March 31, 2018		December 31, 2017
	Weighted Average Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Backlog and customer relationships	18 Years	$99,086	$(28,297)	$99,086	$(26,912)
Process technologies	15 Years	267,520	(156,773)	265,742	(151,174)
Tradenames	12 Years	27,561	(18,621)	27,479	(17,748)
Total (1)	16 Years	$394,167	$(203,691)	$392,307	$(195,834)

(1)	The decrease in other intangibles, net during the three months ended March 31, 2018 primarily related to amortization expense of approximately $6,600.

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

The following table presents summarized balance sheet information for our share of our proportionately consolidated ventures:

	March 31, 2018	December 31, 2017
CB&I/Zachry
Current assets (1)	$157,950	$140,900
Non-current assets	427	1,096
Total assets	$158,377	$141,996
Current liabilities	$150,538	$171,953
CB&I/Zachry/Chiyoda
Current assets (1)	$102,379	$98,680
Non-current assets	923	1,129
Total assets	$103,302	$99,809
Current liabilities	$41,002	$68,556
CB&I/Chiyoda
Current assets (1)	$108,998	$92,767
Current liabilities	$178,342	$150,126

(1)
Our venture arrangements allow for excess working capital of the ventures to be advanced to the venture partners. Such advances are returned to the ventures for working capital needs as necessary. Accordingly, at a reporting period end a venture may have advances to its partners which are reflected as an advance receivable within current assets of the venture. At March 31, 2018 and December 31, 2017, other current assets of our ventures on the Balance Sheets included approximately $80,600 and $138,900, respectively, related to our proportionate share of advances from the ventures to our venture partners.

At March 31, 2018 and December 31, 2017, other current liabilities on the Balance Sheets included approximately $79,000 and $138,600, respectively, related to advances to CB&I from the ventures.
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

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•
NET Power—We have a venture with Exelon and 8 Rivers Capital (CB&I—33.3% / Exelon—33.3% / 8 Rivers Capital—33.3%) to commercialize a new natural gas power generation system that recovers the carbon dioxide produced during combustion. NET Power is building a first-of-its-kind demonstration plant which is being funded by contributions and services from the venture partners and other parties. We have determined the venture to be a VIE; however, we do not effectively control NET Power and therefore do not consolidate it. Our cash commitment for NET Power totals $57,300, and at March 31, 2018, we had made cumulative investments totaling approximately $47,300.

•
CB&I/CTCI—We have a venture with CTCI (CB&I—50% / CTCI—50%) to perform EPC work for a liquids ethylene cracker and associated units in Sohar, Oman. We have determined the venture to be a VIE; however, we do not effectively control the venture and therefore do not consolidate it. Our proportionate share of the venture project value is approximately $1,400,000. Our venture arrangement allows for excess working capital of the venture to be advanced to the venture partners. Such advances are returned to the venture for working capital needs as necessary. At March 31, 2018 and December 31, 2017, other current liabilities included approximately $95,000 and $173,600, respectively, related to advances to CB&I from the venture.

Consolidated Ventures—The following is a summary description of our significant joint ventures we consolidate due to their designation as VIEs for which we are the primary beneficiary:

•
CB&I/Kentz—We have a venture with Kentz (CB&I—65% / Kentz—35%) to perform the structural, mechanical, piping, electrical and instrumentation work on, and to provide commissioning support for, three LNG trains, including associated utilities and a gas processing and compression plant, for the Gorgon LNG project, located on Barrow Island, Australia. Our venture project value is approximately $5,900,000 and the project was substantially complete as of December 31, 2017.

•
CB&I/Orano (formerly AREVA)—We have a venture with Orano (CB&I—52% / Orano—48%) to design, license and construct a mixed oxide fuel fabrication facility in Aiken, South Carolina. Our venture project value is approximately $6,000,000.

The following table presents summarized balance sheet information for our consolidated ventures:

	March 31, 2018	December 31, 2017
CB&I/Kentz
Current assets	$24,653	$23,061
Non-current assets	69,840	71,023
Total assets	$94,493	$94,084
Current liabilities	$31,373	$30,082
CB&I/Orano
Current assets	$10,254	$32,621
Non-current assets	56,611	—
Total assets	$66,865	$32,621
Current liabilities	$53,699	$57,820
All Other (1)
Current assets	$20,823	$26,551
Non-current assets	15,238	15,753
Total assets	$36,061	$42,304
Current liabilities	$6,743	$10,404

(1)	Other ventures that we consolidate are not individually material to our financial results and are therefore aggregated as “All Other”.
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

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. RESTRUCTURING RELATED COSTS
During the three months ended March 31, 2018, we recognized approximately $5,100 of restructuring related costs associated with professional fees and severance costs, resulting primarily from our publicly announced cost reduction, facility rationalization and strategic initiatives, as described below.
Professional Fees—Professional fees totaled approximately $3,800 for the three months ended March 31, 2018, nearly all of which were paid during the period, and were related to consulting, legal, audit and advisory related services associated with our strategic initiatives, including costs associated with the anticipated Combination. See Note 2 for further discussion of the Combination.
Severance Costs and Employee Related Obligations—Severance costs totaled approximately $1,300 for the three months ended March 31, 2018, nearly all of which were paid during the period. At March 31, 2018 and December 31, 2017, we had a liability of approximately $4,000 and $8,500, respectively, for the unpaid portion of severance costs (as well as incentive plan costs at December 31, 2017) accrued during 2017, which has been reflected within other current liabilities. At March 31, 2018 and December 31, 2017, we also had a liability of approximately $17,000 associated with union employee related obligations accrued during 2017 resulting from facility closures. The union employee related obligations are expected to be paid over an extended period of time and have been reflected within other non-current liabilities.
Facility Consolidation Obligations—At March 31, 2018 and December 31, 2017, we had a facility realignment liability related to reserves recorded during 2017 for future operating lease expense for vacated leased facility capacity where we remain contractually obligated to a lessor. The liability for future lease obligations was reflected within other current and non-current liabilities, as applicable, based upon the anticipated timing of payments. The following table summarizes the changes in the facility consolidation liability during the three months ended March 31, 2018:

Total
Balance at December 31, 2017	$15,606
Charges	—
Cash payments	(2,101)
Foreign exchange and other	673
Balance at March 31, 2018 (1)	$14,178

(1)
Cash payments for our existing obligations at March 31, 2018 are anticipated to be approximately $5,200, $2,900, $2,400, $2,000, $1,600 and $100 in 2018, 2019, 2020, 2021, 2022, and thereafter, respectively.

10. DEBT
Our outstanding debt at March 31, 2018 and December 31, 2017 was as follows:

	March 31, 2018	December 31, 2017
Current
Revolving facilities and other short-term borrowings	$1,388,151	$1,102,151

Current maturities of long-term debt	1,148,469	1,167,219
Less: unamortized debt issuance costs	(3,111)	(6,928)
Current maturities of long-term debt, net of unamortized debt issuance costs	1,145,358	1,160,291
Current debt, net of unamortized debt issuance costs	$2,533,509	$2,262,442
Long-Term
Second Term Loan: $500,000 term loan (interest at LIBOR plus a floating margin)	$421,996	$440,746
Senior Notes: $800,000 senior notes, series A-D (fixed interest ranging from 7.57% to 9.15%)	584,596	584,596
Second Senior Notes: $200,000 senior notes (fixed interest of 7.53%)	141,877	141,877
Less: current maturities of long-term debt	(1,148,469)	(1,167,219)
Long-term debt, net of unamortized debt issuance costs	$—	$—

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Committed Facilities—We have a five-year, $1,150,000 committed revolving credit facility (the “Revolving Facility”) with Bank of America N.A. (“BofA”), as administrative agent, and BNP Paribas Securities Corp., BBVA Compass, Credit Agricole Corporate and Investment Bank (“Credit Agricole”) and TD Securities, each as syndication agents, which expires in October 2018. The Revolving Facility has a $100,000 total letter of credit sublimit. At March 31, 2018, we had $847,402 and $71,891 of outstanding borrowings and letters of credit, respectively, under the facility (including $45 of financial letters of credit), providing $227,101 of available capacity, of which $28,109 was available for letters of credit based on our total letter of credit sublimit.
We also have a five-year, $800,000 committed revolving credit facility (the “Second Revolving Facility”) with BofA, as administrative agent, and BNP Paribas Securities Corp., BBVA Compass, Credit Agricole and Bank of Tokyo Mitsubishi UFJ, each as syndication agents, which expires in July 2020. The Second Revolving Facility has a $100,000 total letter of credit sublimit. At March 31, 2018, we had $540,749 of outstanding borrowings and $99,494 of outstanding letters of credit under the facility (including $2,705 of financial letters of credit), providing $157,129 of available capacity, of which $506 was available for letters of credit based on our total letter of credit sublimit.
Maximum outstanding borrowings under our Revolving Facility and Second Revolving Facility (together, “Committed Facilities”) during the three months ended March 31, 2018, were approximately $1,700,000. We are assessed quarterly commitment fees on the unutilized portion of the facilities as well as letter of credit fees on outstanding letters of credit. Interest on borrowings is assessed at either prime plus 4.00% or LIBOR plus 5.00%. In addition, fees for financial and performance letters of credit are 5.00% and 3.50%, respectively. During the three months ended March 31, 2018, our weighted average interest rate on borrowings under the Revolving Facility and Second Revolving Facility was approximately 6.89% and 8.02%, respectively, inclusive of the applicable floating margin. As a result of the 2017 amendments described below, our debt obligations under the Committed Facilities are required to be repaid in connection with the consummation of the Combination. The Committed Facilities have financial and restrictive covenants described further below.
Uncommitted Facilities—We have various short-term, uncommitted letter of credit facilities (the “Uncommitted Facilities”) across several geographic regions, under which we had $1,599,404 of outstanding letters of credit as of March 31, 2018.
Term Loan—At March 31, 2018, we had $421,996 outstanding under a five-year, $500,000 term loan (the “Term Loan”) with BofA as administrative agent. Interest and principal under the Term Loan is payable quarterly in arrears, and interest is assessed at either prime plus 4.00% or LIBOR plus 5.00%. During the three months ended March 31, 2018, our weighted average interest rate on the Term Loan was approximately 7.10%, inclusive of the applicable floating margin. Future annual maturities for the Term Loan are $56,250, $75,000 and $290,746 for 2018, 2019 and 2020, respectively. As a result of the 2017 amendments described below, our debt obligations under the Term Loan are required to be repaid in connection with the consummation of the Combination. The Term Loan has financial and restrictive covenants described further below.
Senior Notes—We have a series of senior notes totaling $584,596 in aggregate principal amount outstanding as of March 31, 2018 (the “Senior Notes”). The Senior Notes include Series A through D and contained the following terms at March 31, 2018:

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
We also have senior notes totaling $141,877 in aggregate principal amount outstanding as of March 31, 2018 (the “Second Senior Notes”) with BofA as administrative agent. Interest is payable semi-annually at a fixed rate of 7.53%, with principal of $141,877 due in July 2025.
The Senior Notes and Second Senior Notes (together, the “Notes”) also include provisions relating to our credit profile, which if not maintained will result in an incremental annual cost of up to 1.50% of the outstanding balance under the Notes. Further, the Notes include provisions relating to our leverage, which if not maintained, could result in an incremental annual cost of up to 1.00% (depending on our leverage level) of the outstanding balance under the Notes, provided that the incremental annual cost related to our credit profile and leverage cannot exceed 2.00% per annum. Finally, the Notes are subject to a make-whole premium in connection with certain prepayment events. As a result of the 2017 amendments described below, our debt obligations under the Notes are required to be repaid in connection with the consummation of the Combination. The Notes have financial and restrictive covenants described further below.
Compliance—As a result of noncompliance with certain financial covenants during 2017, and in connection with the decision to pursue the Combination, we entered into a series of amendments for our Committed Facilities, Term Loan and Notes (collectively, the “Senior Facilities”) during 2017. The amendments adjusted certain original and amended financial and

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restrictive covenants, introduced new financial and restrictive covenants, and waived noncompliance with certain covenants and other defaults and events of default. The amendments:

•
Require us to secure the Senior Facilities through the pledge of cash, accounts receivable, inventory, fixed assets, certain real property, and stock of subsidiaries, which resulted in substantially all of our assets, subject to customary exceptions, being pledged as collateral for our Senior Facilities.

•	Prohibit mergers and acquisitions (other than the Combination), open-market share repurchases and dividend payments and certain inter-company transactions.

•
Require us to repay portions of the Senior Facilities with the issuance of any unsecured debt that is subordinate (“Subordinated Debt”) to the Senior Facilities, the issuance of any equity securities, or the sale of any assets.

•
Provide for required minimum levels of trailing 12-month earnings before interest, taxes, depreciation and amortization (“EBITDA”) as follows: $500,000 at March 31, 2018, $500,000 at June 30, 2018, $550,000 at September 30, 2018, and $575,000 at December 31, 2018 and each quarter thereafter. Trailing 12-month EBITDA for purposes of determining compliance with the Minimum EBITDA covenant is adjusted to exclude: an agreed amount attributable to restructuring or integration charges during the third and fourth quarters of 2017 and an agreed amount attributable to charges on certain projects which occurred during 2017 (collectively, the “EBITDA Addbacks”).

•
Provide for a maximum leverage ratio of 1.75 (“Maximum Leverage Ratio”) and a minimum fixed charge ratio of 2.25 (“Minimum Fixed Charge Coverage Ratio”), but waive any noncompliance with the Maximum Leverage Ratio or Minimum Fixed Charge Coverage Ratio beginning on December 18, 2017 and ending on the earlier of (i) June 18, 2018 or (ii) the occurrence of certain Combination termination events (the “Covenant Relief Period”). Trailing 12-month EBITDA for purposes of determining compliance with the Maximum Leverage Ratio and consolidated net income for purposes of determining compliance with the Minimum Fixed Charge Coverage Ratio would be adjusted for the EBITDA Addbacks.

•	Extend the maturity of the Series A Senior Notes, from December 27, 2017 to August 31, 2018.

•
Requires us to maintain a minimum aggregate availability under our Committed Facilities, including borrowings and letters of credit, of $50,000 during the Covenant Relief Period, and $250,000 thereafter.

•
Limit the amount of certain of our funded indebtedness to $2,900,000 less the aggregate amount of all scheduled repayments and mandatory prepayments of such funded indebtedness, but for the duration of the Covenant Relief Period, increase the limit from $3,000,000 to $3,140,000.

•
Provide for the: (i) filing of a joint proxy statement/prospectus (“Form S-4”) by February 15, 2018, (ii) filing of a solicitation/recommendation statement on Schedule 14D-9 as promptly as reasonably practicable following (but in any event by no later than 10 business days after) the commencement of the exchange offer related to the Combination, and (iii) duly calling and giving notice of a meeting of the Company’s shareholders as promptly as reasonably practicable after the Form S-4 is declared effective under the Securities Act of 1933, as amended (but in any event by no later than May 18, 2018) (collectively, the “Combination Milestones”). Each of the Combination Milestones was achieved during the first quarter 2018.

•	Provide for completion of the Combination by June 18, 2018 (the “Combination Closing Deadline”).

•
Provide for the mandatory repayment of the outstanding debt under the Senior Facilities on the day of the closing of the Combination, which in the case of the Notes, is to be at the price of the make-whole amount as modified by the amendments. At March 31, 2018, we had an accrual of approximately $27,700 within accrued liabilities related to the anticipated modified make-whole payment.

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

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At March 31, 2018, we were in compliance with our restrictive and financial covenants, with a trailing 12-month EBITDA of $615,000, and aggregate availability under our Committed Facilities of at least $121,000 at all times during the three months ended March 31, 2018. Based on our forecasted EBITDA and cash flows, we project future compliance with our financial covenants through the Combination Closing Deadline. Further, we have successfully achieved the various Combination Milestones required by our 2017 amendments, and believe it is probable we will complete the Combination by the Combination Closing Deadline. Although we do not project future loan compliance violations through the Combination Closing Deadline, due to the requirement for our debt obligations to be repaid in connection with the Combination, debt of approximately $966,100, which by its terms is due beyond one year and would otherwise be shown as long-term, has been classified as current.
Our plan to maintain compliance with our covenants, satisfy our debt obligations, and continue as a going concern is to complete the aforementioned Combination, with no further financing alternatives beyond the Combination. Absent this plan, we would be unable to satisfy our debt obligations, raising substantial doubt regarding our ability to continue as a going concern; however, the Combination alleviates the substantial doubt.
Other—In addition to providing letters of credit, we also issue surety bonds in the ordinary course of business to support our contract performance. At March 31, 2018, we had $339,069 of outstanding surety bonds in support of our projects. In addition, we had $404,597 of surety bonds maintained on behalf of our former Capital Services Operations, for which we have received an indemnity from CSVC. We also continue to maintain guarantees on behalf of our former Capital Services Operations in support of approximately $50,100 of backlog, for which we have also received an indemnity.
Capitalized interest was insignificant for the three months ended March 31, 2018 and 2017.
11. FINANCIAL INSTRUMENTS
Derivatives
Foreign Currency Exchange Rate Derivatives—At March 31, 2018, the notional value of our outstanding forward contracts to hedge certain foreign exchange-related operating exposures was approximately $119,300. These contracts vary in duration, maturing up to four years from period-end. We designate certain of these hedges as cash flow hedges and accordingly, changes in their fair value are recognized in AOCI until the associated underlying operating exposure impacts our earnings. Forward points, which are deemed to be an ineffective portion of the hedges, are recognized within cost of revenue and are not material.
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

•
Level 3—Fair value is based on internally developed models that use, as their basis, significant unobservable market parameters. We did not have any level 3 classifications at March 31, 2018 or December 31, 2017.

The following table presents the fair value of our foreign currency exchange rate derivatives and interest rate derivatives at March 31, 2018 and December 31, 2017, respectively, by valuation hierarchy and balance sheet classification:

	March 31, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Derivative Assets (1)
Other current assets	$—	$1,665	$—	$1,665	$—	$1,671	$—	$1,671
Other non-current assets	—	562	—	562	—	556	—	556
Total assets at fair value	$—	$2,227	$—	$2,227	$—	$2,227	$—	$2,227
Derivative Liabilities
Other current liabilities	$—	$(7,892)	$—	$(7,892)	$—	$(4,598)	$—	$(4,598)
Other non-current liabilities	—	(183)	—	(183)	—	(187)	—	(187)
Total liabilities at fair value	$—	$(8,075)	$—	$(8,075)	$—	$(4,785)	$—	$(4,785)

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

The carrying values of our cash and cash equivalents (primarily consisting of bank deposits), accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. At March 31, 2018 and December 31, 2017, the fair value of our Second Term Loan, based upon the current market rates for debt with similar credit risk and maturities, approximated its carrying value as interest is based on LIBOR plus an applicable floating margin. At March 31, 2018 and December 31, 2017, the fair values of our Senior Notes and Second Senior Notes, based upon the current market rates for debt with similar credit risk and maturities, approximated their carrying values due to their classification as current on our Balance Sheet.
Derivatives Disclosures
Fair Value—The following table presents the total fair value by underlying risk and balance sheet classification for derivatives designated as cash flow hedges and derivatives not designated as cash flow hedges at March 31, 2018 and December 31, 2017:

	Other Current and Non-Current Assets		Other Current and Non-Current Liabilities
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Derivatives designated as cash flow hedges
Foreign currency	$440	$385	$(227)	$(140)
Fair value	$440	$385	$(227)	$(140)
Derivatives not designated as cash flow hedges
Foreign currency	$1,787	$1,842	$(7,848)	$(4,645)
Fair value	$1,787	$1,842	$(7,848)	$(4,645)
Total fair value	$2,227	$2,227	$(8,075)	$(4,785)
Master Netting Arrangements (“MNAs”)—Our derivatives are executed under International Swaps and Derivatives Association MNAs, which generally allow us and our counterparties to net settle, in a single net payable or receivable, obligations due on the same day, in the same currency and for the same type of derivative instrument. We have elected the option to record all derivatives on a gross basis in our Balance Sheet. The following table presents our derivative assets and liabilities at March 31, 2018 on a gross basis and a net settlement basis:

	Gross Amounts Recognized (i)	Gross Amounts Offset on the Balance Sheet (ii)	Net Amounts Presented on the Balance Sheet (iii) = (i) - (ii)	Gross Amounts Not Offset on the Balance Sheet (iv)		Net Amount (v) = (iii) - (iv)
				Financial Instruments	Cash Collateral Received
Derivative Assets
Foreign currency	2,227	—	2,227	(454)	—	1,773
Total assets	$2,227	$—	$2,227	$(454)	$—	$1,773
Derivative Liabilities
Foreign currency	(8,075)	—	(8,075)	454	—	(7,621)
Total liabilities	$(8,075)	$—	$(8,075)	$454	$—	$(7,621)

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

AOCI/Other—The following table presents the total value, by underlying risk, recognized in other comprehensive income (“OCI”) and reclassified from AOCI to interest expense (interest rate derivatives) and cost of revenue (foreign currency derivatives) during the three months ended March 31, 2018 and 2017 for derivatives designated as cash flow hedges:

	Amount of Gain (Loss) on Effective Derivative Portion
	Recognized in OCI		Reclassified from AOCI into Earnings (1)
	Three Months Ended March 31,		Three Months Ended March 31,
	2018	2017	2018	2017
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$—	$49
Foreign currency	(39)	682	(82)	124
Total	$(39)	$682	$(82)	$173

(1)	Net unrealized gains totaling approximately $44 are anticipated to be reclassified from AOCI into earnings during the next 12 months due to settlement of the associated underlying obligations.
The following table presents the total value recognized in cost of revenue for the three months ended March 31, 2018 and 2017 for foreign currency derivatives not designated as cash flow hedges:

	Amount of Gain (Loss) Recognized in Earnings
	Three Months Ended March 31,
	2018	2017
Derivatives not designated as cash flow hedges
Foreign currency	$(13,153)	$(6,170)
Total	$(13,153)	$(6,170)
12. RETIREMENT BENEFITS
Our 2017 Annual Report disclosed anticipated 2018 defined benefit pension and other postretirement plan contributions of approximately $18,200 and $2,400, respectively. The following table provides updated contribution information for these plans at March 31, 2018:

	Pension Plans	Other Postretirement Plans
Contributions made through March 31, 2018	$8,052	$294
Contributions expected for the remainder of 2018	10,102	1,972
Total contributions expected for 2018	$18,154	$2,266
The following table provides a breakout of the components of net periodic benefit cost (income) associated with our defined benefit pension and other postretirement plans for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
Pension Plans	2018	2017
Service cost	$3,076	$2,782
Interest cost	5,048	4,591
Expected return on plan assets	(6,933)	(5,786)
Amortization of prior service credits	(160)	(150)
Recognized net actuarial losses	1,494	1,498
Net periodic benefit cost	$2,525	$2,935
Other Postretirement Plans
Service cost	$127	$171
Interest cost	296	342
Recognized net actuarial gains	(722)	(685)
Net periodic benefit income	$(299)	$(172)

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
Project Arbitration Matters—We are in arbitration (governed by the arbitration rules of the International Chamber of Commerce) with the customer for one of our previously completed large cost-reimbursable projects, in which the customer is alleging cost overruns and consequential damages on the project. We have a counterclaim against the customer for unpaid receivables. We believe all amounts incurred and billed on the project, including outstanding receivables of approximately $254,000 as of March 31, 2018, are contractually due under the provisions of our contract and are recoverable. The receivables have been classified as a non-current asset on our Balance Sheet as we do not anticipate collection within the next year. We do not believe a risk of material loss is probable related to this matter, and accordingly, no amounts have been accrued. While it is possible that a loss may be incurred, we are unable to estimate the range of potential loss, if any.
In addition, we are in arbitration (governed by the arbitration rules of the United Nations Commission on International Trade Law) with the customer for one of our previously completed consolidated joint venture projects, regarding differing interpretations of the contract related to up to approximately $175,000 of reimbursable billings. We dispute the customer’s interpretation of the contract and believe all amounts incurred and billed on the project, including outstanding receivables of approximately $40,000 as of March 31, 2018, are contractually due under the provisions of our contract and are recoverable. The receivables have been classified as a non-current asset on our Balance Sheet as we do not anticipate collection within the next year. We do not believe a risk of material loss is probable related to this matter, and accordingly, no amounts have been accrued. While it is possible that a loss may be incurred, we are unable to estimate the range of potential loss, if any.
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
Shareholder Litigation Related to Planned Combination with McDermott—Five of our shareholders have filed separate lawsuits under the federal securities laws in the United States District Court for the Southern District of Texas challenging the accuracy of the disclosures made in the Form S-4 Registration Statement filed with the SEC on January 24, 2018 in connection with the Combination.  The cases are captioned (i) McIntyre v. Chicago Bridge & Iron Company N.V., et al., Case No. 4:18-cv-00273 (S.D. Tex.) (the “McIntyre Action”); (ii) The George Leon Family Trust v. Chicago Bridge & Iron Company N.V., et al., Case No. 4:18-cv-00314 (S.D. Tex.) (the “Leon Action”); (iii) and Maresh v. Chicago Bridge & Iron Company N.V., et al., Case No. 4:18-cv-00498 (S.D. Tex.) (the “Maresh Action”); (iv) Patel v Chicago Bridge & Iron Company, N.V. et al., Case No. 4:18-cv-00550 (S.D. Texas) (the “Patel Action”); and (v) Judd v. Chicago Bridge & Iron Company N.V., et al., Case No. 4:18-

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cv-00799 (S.D. Texas) (the “Judd Action”). The McIntyre Action, Leon Action, Maresh Action and Judd Action are asserted on behalf of putative classes of our public shareholders, while the Patel Action is brought only on behalf of the named plaintiff. All five actions allege violations of Section 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated thereunder based on various alleged omissions of material information from the Registration Statement.

•
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

•
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

•
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

•	The Patel Action names as defendants CB&I and each of CB&I’s directors individually and seeks to enjoin the Combination, an award of costs and attorneys’ and expert fees.

•
The Judd Action names as defendants CB&I and each of CB&I’s directors individually and seeks to enjoin the Combination or, in the alternative in the event the Combination is consummated, to recover rescissory damages from the directors individually, together with an award of costs and attorneys’ and expert fees.

The Court consolidated all of the actions. The consolidation order appointed the plaintiff in the Leon Action and the plaintiff’s counsel in the Leon Action as the interim lead plaintiff and the interim lead plaintiff’s counsel, respectively. On March 9, 2018, the interim lead plaintiff filed a consolidated amended complaint. On March 16, 2018, defendants moved to dismiss the consolidated amended complaint and interim lead plaintiff filed a motion for preliminary injunction. On March 29, 2018, interim lead plaintiff withdrew its motion for a preliminary injunction. Motions for permanent lead plaintiff status were due on April 2, 2018, and only interim lead plaintiff filed such a motion. On April 5, 2018, interim lead plaintiff sought an extension of time to respond to defendants’ motion to dismiss until after such time as a permanent lead plaintiff is appointed. That motion was granted.
We believe the actions are without merit and that there are substantial legal and factual defenses to the claims asserted.  We intend to vigorously defend against the claims made in the actions.
Asbestos Litigation—We are a defendant in numerous lawsuits wherein plaintiffs allege exposure to asbestos due to work we may have performed at various locations. We have never been a manufacturer, distributor or supplier of asbestos products. Over the past several decades and through March 31, 2018, we have been named a defendant in lawsuits alleging exposure to asbestos involving approximately 6,200 plaintiffs and, of those claims, approximately 1,100 claims were pending and 5,100 have been closed through dismissals or settlements. Over the past several decades and through March 31, 2018, the claims alleging exposure to asbestos that have been resolved have been dismissed or settled for an average settlement amount of approximately two thousand dollars per claim. We review each case on its own merits and make accruals based on the probability of loss and our estimates of the amount of liability and related expenses, if any. Although we have seen an increase in the number of recent filings, especially in one specific venue, we do not believe the increase or any unresolved asserted claims will have a material adverse effect on our future results of operations, financial position or cash flow, and at March 31, 2018, we had approximately $8,300 accrued for liability and related expenses. With respect to unasserted asbestos claims, we cannot identify a population of potential claimants with sufficient certainty to determine the probability of a loss and to make a reasonable estimate of liability, if any. While we continue to pursue recovery for recognized and unrecognized contingent losses through insurance, indemnification arrangements or other sources, we are unable to quantify the amount, if any, that we may expect to recover because of the variability in coverage amounts, limitations and deductibles or the viability of carriers, with respect to our insurance policies for the years in question.

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
We believe we are in compliance, in all material respects, with environmental laws and regulations and maintain insurance coverage to mitigate our exposure to environmental liabilities. We do not believe any environmental matters will have a material adverse effect on our future results of operations, financial position or cash flow. We do not anticipate we will incur material capital expenditures for environmental controls or for the investigation or remediation of environmental conditions during the remainder of 2018 or 2019.
14. ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents changes in AOCI, net of tax, by component, during the three months ended March 31, 2018:

	Currency Translation Adjustment (1)	Unrealized Fair Value Of Cash Flow Hedges	Defined Benefit Pension and Other Postretirement Plans	Total
Balance at December 31, 2017	$(183,434)	$299	$(133,373)	$(316,508)
OCI before reclassifications	16,282	(124)	(4,414)	11,744
Amounts reclassified from AOCI	—	52	444	496
Net OCI	16,282	(72)	(3,970)	12,240
Balance at March 31, 2018	$(167,152)	$227	$(137,343)	$(304,268)

(1)
During the three months ended March 31, 2018, the currency translation adjustment component of AOCI was favorably impacted by net movements in the British Pound and Euro exchange rates against the U.S. Dollar.

The following table presents reclassification of AOCI into earnings, net of tax, for each component, during the three months ended March 31, 2018:

Amount Reclassified From AOCI
Unrealized Fair Value Of Cash Flow Hedges (1)
Foreign currency derivatives (cost of revenue)	$82
Total before tax	$82
Tax	(30)
Total net of tax	$52
Defined Benefit Pension and Other Postretirement Plans (2)
Amortization of prior service credits	$(160)
Recognized net actuarial losses	772
Total before tax	$612
Tax	(168)
Total net of tax	$444

(1)	See Note 11 for further discussion of our cash flow hedges, including the total value reclassified from AOCI to earnings.

(2)	See Note 12 for further discussion of our defined benefit and other postretirement plans, including the components of net periodic benefit cost.

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15. EQUITY-BASED INCENTIVE PLANS AND OTHER EQUITY ACTIVITY
General—Under our equity-based incentive plans (our “Incentive Plans”), we can issue shares to employees and directors in the form of restricted stock units (“RSUs”), performance based shares (including those based upon financial or stock price performance) and stock options. Changes in common stock, APIC and treasury stock during the three months ended March 31, 2018 and 2017 primarily relate to activity associated with our Incentive Plans and share repurchases.
Share Grants—During the three months ended March 31, 2018, we granted 1,776 RSU related shares associated with our Incentive Plans with a weighted average grant-date fair value of $18.46 per share, which vest over a three year period.
Share Issuances—During the three months ended March 31, 2018, we had the following share issuances associated with our Incentive Plans and employee stock purchase plan (“ESPP”):

Shares
RSUs (issued upon vesting)	616
Stock options (issued upon exercise)	284
ESPP shares (issued upon sale)	123
Total shares issued (1)	1,023

(1)	During the three months ended March 31, 2018, there were no financial performance based shares issued based on the results of the underlying performance conditions.
Stock-Based Compensation Expense—During the three months ended March 31, 2018 and 2017, we recognized $9,137 and $10,247, respectively (including $676 during the three months ended March 31, 2017 associated with our discontinued Capital Services Operations), of stock-based compensation expense, primarily within selling and administrative expense. We recognize forfeitures as they occur, rather than estimating expected forfeitures.
Share Repurchases—During the three months ended March 31, 2018, we repurchased 181 shares for $3,207 (an average price of $17.72) for taxes withheld on taxable share distributions.
16. UNAPPROVED CHANGE ORDERS, CLAIMS, INCENTIVES, AND OTHER PROJECT MATTERS
Unapproved Change Orders, Claims and Incentives—We have unapproved change orders and claims (collectively, “Claims”) and incentives included in project price for consolidated and proportionately consolidated projects within our Engineering & Construction and Fabrication Services operating groups.
At March 31, 2018 and December 31, 2017, our pro-rata share of Claims included in project price totaled approximately $229,800 and $227,200, respectively, for projects in both operating groups. Our Claims at March 31, 2018 are primarily related to a completed project and our U.S. LNG export facility project in Freeport, Texas. The Claims are primarily associated with fabrication activities and schedule related delays (including force majeure weather events for one of the projects) and related prolongation costs. Approximately $101,400 of the Claim amounts at March 31, 2018 are subject to arbitration or dispute resolution proceedings that are progressing, and the remainder are subject to ongoing commercial discussions. Further, approximately $203,600 of the Claim amounts had been recognized as revenue on a cumulative POC basis through March 31, 2018. Of the recognized Claim amounts at March 31, 2018, approximately $15,300 had been paid by the respective customers and the remainder has been reflected within cost and estimated earnings in excess of billings on our Balance Sheet.
At March 31, 2018 and December 31, 2017, we also had incentives included in project price of approximately $76,800 and $77,000, respectively, for projects within both operating groups. Our incentives at March 31, 2018 are primarily related to our U.S. gas turbine power project in the Northeast and our U.S. LNG export facility project in Hackberry, Louisiana. Approximately $64,300 of such amounts had been recognized as revenue on a cumulative POC basis through March 31, 2018 and has been reflected within cost and estimated earnings in excess of billings on our Balance Sheet.
The aforementioned amounts recorded in project price and recognized as revenue reflect our best estimates of recovery; however, the ultimate resolution and amounts received could differ from these estimates and could have a material adverse effect on our results of operations, financial position and cash flow. See Note 13 for further discussion of outstanding receivables related to one of our completed large cost-reimbursable projects and one of our completed consolidated joint venture projects.
Westinghouse Bankruptcy—On March 29, 2017, Westinghouse filed voluntary petitions to reorganize under Chapter 11 of the U.S. Bankruptcy Code (“Westinghouse Bankruptcy”). At March 31, 2018 and December 31, 2017, we had approximately $42,000 and $30,000, respectively, of recorded pre-petition accounts receivable amounts due from Westinghouse. The increase

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in our recorded receivables during the first quarter 2018 was due to a third party offer to purchase the receivables. We currently do not believe the Westinghouse Bankruptcy will impact the realizability of the recorded receivable amounts.
Project Changes in Estimates—Backlog for each of our operating groups generally consists of several hundred contracts and our results may be impacted by changes in estimated project margins.
For the three months ended March 31, 2018, individual projects with significant changes in estimated margins did not have a material net impact on our income from operations.
For the three months ended March 31, 2017, significant changes in estimated margins on three projects within our Engineering & Construction operating group resulted in a decrease to our income from operations of approximately $167,000 (approximately $143,000 for our U.S. gas turbine power projects in the Midwest and Northeast (“Two Gas Projects”) and approximately $24,000 for our U.S. LNG export facility project in Hackberry, Louisiana). The Two Gas Projects were impacted by cost increases due to lower than anticipated labor productivity and extensions of schedule, and the project in Hackberry was impacted by the net effects of increased fabrication costs, and craft labor, subcontractor and indirect costs associated with an extension of schedule, partly offset by the benefit of an increase in project price for claims on the project (which were resolved in the fourth quarter 2017). In addition, changes in estimated margins on a large consolidated joint venture project and a separate cost reimbursable project within our Engineering & Construction operating group resulted in an increase to our income from operations of approximately $103,000 (both benefiting from changes in estimated recoveries on the projects). Individual projects with significant changes in estimated margins for our remaining backlog did not have a material net impact on our income from operations.
Two Gas Projects
At March 31, 2018, our U.S. gas turbine power project in the Midwest within our Engineering & Construction operating group was in a loss position. The project was over 99% complete at March 31, 2018, and we have submitted a letter of “substantial completion” to the customer for acceptance. If the project incurs schedule liquidated damages due to our inability to reach a favorable commercial resolution on such matters, the project would experience further losses.
At March 31, 2018, our U.S. gas turbine power project in the Northeast within our Engineering & Construction operating group was in a loss position. The project was approximately 84% complete and had a reserve for estimated losses of approximately $60,000 at March 31, 2018, and is forecasted to be completed in the fourth quarter 2018 (consistent with our estimates as of December 31, 2017). Our current forecast for the project anticipates productivity levels that are consistent with our overall historical experience on the project and improved progress (due in part to anticipated improvement in weather conditions as the project moves out of the winter months), and actions to reduce our schedule related indirect costs. If future direct and subcontract labor productivity differ from our current estimates, we are unable to achieve our progress estimates, our schedule is extended, or we do not achieve our schedule related incentives, the project would experience further losses.
Two LNG Projects
At March 31, 2018, our U.S. LNG export facility project in Hackberry, Louisiana, within our Engineering & Construction operating group was in a loss position. The project was approximately 84% complete and had a reserve for estimated losses of approximately $13,000 at March 31, 2018, and is forecasted to be completed in the fourth quarter 2019 (consistent with our estimates as of December 31, 2017). Our current forecast for the project anticipates improvement in productivity from our overall historical experience on the project (as we anticipate improved construction performance for each subsequent LNG train) and actions to significantly reduce our schedule related indirect costs. If future direct and subcontract labor productivity differ from our current estimates, we are unable to achieve our progress estimates, our schedules are extended, we do not achieve our schedule related incentives, or we are unable to reduce our schedule related costs to the levels anticipated, the project would experience further losses.
During the second half of 2017 our U.S. LNG export facility project in Freeport, Texas, within our Engineering & Construction operating group was impacted by Hurricane Harvey. The direct impacts of Hurricane Harvey included the cost of demobilization and remobilization and damaged pipe and other materials. These direct impacts were included in our forecasts for the project during 2017 and were partially offset by an increase in project price for claims and anticipated insurance recoveries on the project. We are continuing to evaluate and estimate the indirect impacts of the Hurricane, including potential impacts to productivity and prolongation costs, and the impact of owner decisions to replace or refurbish damaged pipe and materials. We anticipate providing the owner an estimate of the indirect impacts on the project in the second quarter 2018. Such impacts have not been included in our forecasts, and although such impacts could be significant, we believe any costs incurred as a result of Hurricane Harvey (subject to unallowable costs which we have accounted for) are recoverable under the contractual provisions of our contract, including force majeure. Our current forecast for the project anticipates improvement in productivity from our overall historical experience on the project (as we anticipate improved construction performance for each subsequent LNG train) and actions to significantly reduce our schedule related indirect costs. If future direct and subcontract

Chicago Bridge & Iron Company N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

labor productivity differ from our current estimates, we are unable to achieve our progress estimates, our schedules are extended, we are unable to reduce our schedule related costs to the levels anticipated, we are unable to fully recover the direct and indirect costs associated with the impacts of Hurricane Harvey, or the project incurs schedule liquidated damages due to our inability to reach a favorable legal or commercial resolution on such matters, the project would experience further decreases in estimated margins.
17. SEGMENT INFORMATION
Our management structure and internal and public segment reporting are aligned based upon the services offered by our three operating groups, which represent our reportable segments: Engineering & Construction; Fabrication Services; and Technology. Our chief operating decision maker evaluates the performance of our operating groups based on revenue and income from operations. Each operating group’s income from operations reflects corporate costs, allocated based primarily upon revenue. Intersegment revenue is netted against the revenue of the segment receiving the intersegment services. For the three months ended March 31, 2018 and 2017, intersegment revenue totaled approximately $69,100 and $141,400, respectively. Intersegment revenue for these periods primarily related to services provided by our Fabrication Services operating group to our Engineering & Construction operating group.
During the first quarter 2018, we realigned our Fabrication Services and Technology operating groups to reflect the present management oversight of our operations. Our “Engineered Products Operations”, which was previously reported within our Fabrication Services operating group, is now reported within our Technology operating group. The segment information for 2017 has been recast to conform to the 2018 presentation.
The following table presents total revenue and income from operations by reportable segment for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Revenue
Engineering & Construction	$1,365,395	$1,280,753
Fabrication Services	262,653	422,677
Technology	117,571	123,922
Total revenue	$1,745,619	$1,827,352

Income From Operations
Engineering & Construction	$54,817	$5,414
Fabrication Services	25,592	33,497
Technology	32,398	40,077
Total operating groups	$112,807	$78,988
Restructuring related costs	(5,110)	—
Total income from operations	$107,697	$78,988
The following table presents backlog and total assets by reportable segment at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Backlog
Engineering & Construction	$6,813,855	$7,675,662
Fabrication Services	1,584,708	1,532,592
Technology	970,438	947,568
Total backlog	$9,369,001	$10,155,822

Assets
Engineering & Construction	$3,276,772	$3,142,224
Fabrication Services	1,606,157	1,607,419
Technology	1,137,644	1,221,939
Total assets	$6,020,573	$5,971,582

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
OVERVIEW
General—We provide a wide range of services through our three operating groups, including conceptual design, technology, engineering, procurement, fabrication, modularization, construction and commissioning services to customers in the energy infrastructure market throughout the world. Our operating groups, which represent our reportable segments and continuing operations, include Engineering & Construction; Fabrication Services; and Technology.
During the first quarter 2018, we realigned our Fabrication Services and Technology operating groups to reflect the present management oversight of our operations. Our “Engineered Products Operations”, which was previously reported within our Fabrication Services operating group, is now reported within our Technology operating group. The segment information for 2017 has been recast to conform to the 2018 presentation. See Note 17 to our Financial Statements for further discussion of the realignment of our reportable segments.
On December 18, 2017, we entered into an agreement (the “Combination Agreement”) to combine with McDermott International, Inc. (“McDermott”) in an all-stock transaction whereby McDermott stockholders will own approximately 53% of the combined company and our shareholders will own approximately 47% (the “Combination”). Under the terms of the Combination Agreement, our shareholders would be entitled to receive 2.47221 shares of McDermott common stock for each share of our common stock (or 0.82407 shares if McDermott effects a planned three-to-one reverse stock split prior to closing), together with cash in lieu of fractional shares and subject to any applicable withholding taxes. A meeting of our shareholders and a meeting of McDermott stockholders to vote on their respective Combination-related proposals have each been scheduled for May 2, 2018. The Combination is anticipated to close in the second quarter 2018, subject to receipt of approval of our shareholders and McDermott stockholders, and satisfaction of other customary closing conditions. See Note 2 to our Financial Statements for further discussion of the Combination.
On June 30, 2017, we completed the sale of our “Capital Services Operations” (primarily comprised of our former Capital Services reportable segment) to CSVC Acquisition Corp (“CSVC”). Our Capital Services Operations provided comprehensive and integrated maintenance services, environmental engineering and remediation, construction services, program management, and disaster response and recovery services for private-sector customers and governments. We considered the Capital Services Operations to be a discontinued operation, and accordingly, its operating results for the first quarter 2017 are classified as a discontinued operation within our Condensed Consolidated Statements of Operations (the “Statement(s) of Operations”). Cash flows of the Capital Services Operations for the first quarter 2017 are not reported separately within our Statements of Cash Flows. See Note 2 and Note 5 to our Financial Statements for further discussion of our discontinued Capital Services Operations.
We continue to be broadly diversified across the global energy infrastructure market with a backlog of $9.4 billion at March 31, 2018 (excluding approximately $1.1 billion related to our equity method joint ventures). The geographic mix of our revenue will evolve consistent with changes in our backlog mix, as well as shifts in future global energy demand. Our diversity in energy infrastructure end markets ranges from downstream activities such as gas processing, liquefied natural gas (“LNG”), refining, and petrochemicals, to fossil based power plants and upstream activities such as offshore oil and gas and onshore oil sands projects. Planned investments across the natural gas value chain, including LNG and petrochemicals, remain strong over the intermediate to long term, and we anticipate additional benefits from continued investments in projects based on U.S. shale gas. Global investments in power and petrochemical facilities are expected to continue, as are investments in various types of facilities which require storage structures and pre-fabricated pipe.
Our long-term contracts are awarded on a competitively bid and negotiated basis using a range of contracting options, including cost-reimbursable, fixed-price and hybrid, which has both cost-reimbursable and fixed-price characteristics. Under cost-reimbursable contracts, we generally perform our services in exchange for a price that consists of reimbursement of all customer-approved costs and a profit component, which is typically a fixed rate per hour, an overall fixed fee or a percentage of total reimbursable costs. Under fixed-price contracts, we perform our services and execute our projects at an established price. The timing of our revenue recognition may be impacted by the contracting structure of our contracts. Cost-reimbursable contracts, and hybrid contracts with a more significant cost-reimbursable component, generally provide our customers with greater influence over the timing of when we perform our work, and accordingly, such contracts often result in less predictability with respect to the timing of our revenue. Fixed-price contracts, and hybrid contracts with a more significant fixed-price component, tend to provide us with greater control over project schedule and the timing of when work is performed and costs are incurred, and accordingly, when revenue is recognized. Our shorter-term contracts and services are generally provided on a cost-reimbursable, fixed-price or unit price basis. Our March 31, 2018 backlog distribution by contracting type was approximately 90% fixed-price or hybrid basis and 10% cost-reimbursable and is further described below within our operating group discussion.
Backlog represents the unrecognized revenue value of our contract commitments. New awards represent the total expected revenue value of new contract commitments received during a given period, as well as scope growth on existing contract commitments. New awards and backlog include the entire award values for joint ventures we consolidate and our proportionate share of award values for joint ventures we proportionately consolidate. As the net results for our equity method joint ventures are recognized as equity earnings, their revenue is not presented in our Statements of Operations, and accordingly, are excluded from our new awards and GAAP basis backlog.
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
In addition to the quarterly variability that occurs in our business, our future quarterly consolidated operating results will be impacted by the sale of our Capital Services Operations, which closed on June 30, 2017 and is reported as a discontinued operation (see Note 2 and Note 5 to our Financial Statements for further discussion). In addition, as discussed in our 2017 Form 10-K, during 2017 we experienced changes in estimated margins on our two U.S. LNG export facility projects and our U.S. gas turbine power project in the Northeast (all within our Engineering & Construction operating group), which will result in future revenue on the projects being recognized at these lower margins until the backlog for such projects is completed.
As a result of noncompliance with certain financial covenants, during 2017 we entered into amendments for our Senior Facilities (defined below). Further, as discussed above, on December 18, 2017, we entered into the Combination Agreement with McDermott. The Combination is anticipated to close in the second quarter 2018, subject to receipt of approval of our shareholders and McDermott stockholders and other customary closing conditions. At March 31, 2018, we were in compliance with all of our restrictive and financial covenants. See “Liquidity and Capital Resources” below for further discussion.
Engineering & Construction—Our Engineering & Construction operating group provides engineering, procurement, and construction (“EPC”) services for major energy infrastructure facilities.
Backlog for our Engineering & Construction operating group comprised approximately $6.8 billion (73%) of our consolidated March 31, 2018 backlog (excluding approximately $538.2 million related to our equity method joint ventures). The backlog composition by end market was approximately 30% power, 30% petrochemical, 20% LNG, and 20% refining. Our petrochemical backlog was primarily concentrated in the U.S. (and the Middle East with respect to our equity method backlog) and we anticipate that our future opportunities will continue to be primarily derived from these regions. Our LNG backlog was primarily concentrated in the U.S. and we anticipate that our future opportunities will be primarily derived from the U.S. and Africa. Our power backlog was primarily concentrated in the U.S. and we anticipate that our future opportunities will be primarily derived from North America. Our refining-related backlog was primarily concentrated in the Middle East and Russia and we anticipate that our future opportunities will continue to be primarily derived from these regions. Our March 31, 2018 backlog distribution for this operating group by contracting type was approximately 85% fixed-price and hybrid and 15% cost-reimbursable. Backlog related to our equity method joint ventures was primarily associated with our petrochemical work in the Middle East.
Fabrication Services—Our Fabrication Services operating group provides fabrication and erection of steel plate structures; fabrication of piping systems and process modules; and manufacturing and distribution of pipe and fittings.
Backlog for our Fabrication Services operating group comprised approximately $1.6 billion (17%) of our consolidated March 31, 2018 backlog. The backlog composition by end market was approximately 40% petrochemical, 25% LNG (including low temp and cryogenic), 15% power, 10% gas processing, 5% refining, and 5% other end markets. Our March 31, 2018 backlog distribution for this operating group by contracting type was primarily comprised of fixed-price, hybrid, or unit based contracts.
Technology—Our Technology operating group provides proprietary process technology licenses and associated engineering services, catalysts and engineered products, primarily for the petrochemical and refining industries, and offers process planning and project development services and a comprehensive program of aftermarket support. Technology also has a 50% owned unconsolidated joint venture that provides proprietary process technology licenses and associated engineering services and catalysts, primarily for the refining industry, as well as a 33.3% owned unconsolidated joint venture that is commercializing a new natural gas power generation system that recovers the carbon dioxide produced during combustion.
Backlog for our Technology operating group comprised approximately $1.0 billion (10%) of our consolidated March 31, 2018 backlog (excluding approximately $593.2 million related to our equity method joint ventures) and was primarily comprised of fixed-price contracts.
RESULTS OF OPERATIONS
Our backlog, new awards, revenue and income from operations by reportable segment are as follows:

	March 31, 2018	% of Total	December 31, 2017	% of Total
Backlog	(In thousands)
Engineering & Construction	$6,813,855	73%	$7,675,662	76%
Fabrication Services	1,584,708	17%	1,532,592	15%
Technology	970,438	10%	947,568	9%
Total backlog - excluding equity method backlog (GAAP)	9,369,001	100%	10,155,822	100%
Engineering & Construction equity method backlog	538,246		655,174
Technology equity method backlog	593,226		579,311
Total equity method backlog	1,131,472		1,234,485
Total backlog - including equity method backlog (1)	$10,500,473		$11,390,307

	Three Months Ended March 31,
	2018	% of Total	2017	% of Total
New Awards	(In thousands)
Engineering & Construction	$664,853	59%	$2,236,173	80%
Fabrication Services	310,905	27%	339,065	12%
Technology	157,599	14%	220,893	8%
Total new awards - excluding equity method new awards	1,133,357	100%	2,796,131	100%
Technology equity method new awards	24,780		46,656
Total new awards - including equity method new awards	$1,158,137		$2,842,787

	2018	% of Total	2017	% of Total
Revenue
Engineering & Construction	$1,365,395	78%	$1,280,753	70%
Fabrication Services	262,653	15%	422,677	23%
Technology	117,571	7%	123,922	7%
Total revenue	$1,745,619	100%	$1,827,352	100%

	2018	% of Revenue	2017	% of Revenue
Income From Operations
Engineering & Construction	$54,817	4.0%	$5,414	0.4%
Fabrication Services	25,592	9.7%	33,497	7.9%
Technology	32,398	27.6%	40,077	32.3%
Total operating groups	112,807	6.5%	78,988	4.3%
Restructuring related costs	(5,110)		—
Total income operations	$107,697	6.2%	$78,988	4.3%

(1)
The break-out of March 31, 2018 and December 31, 2017 backlog including equity method backlog represents a non-GAAP financial disclosure, which we believe provides a better indication of the total unearned value of our new awards.

Consolidated Results
New Awards/Backlog—As discussed in the Overview section above, backlog represents the unrecognized revenue value of our contract commitments. New awards represent the total expected revenue value of new contract commitments received during a given period, as well as scope growth on existing contract commitments. New awards and backlog include the entire award values for joint ventures we consolidate and our proportionate share of award values for joint ventures we proportionately consolidate. As the net results for our equity method joint ventures are recognized as equity earnings, their revenue is not presented in our Statements of Operations, and accordingly, are excluded from our new awards and GAAP basis backlog. Our new awards may vary significantly each reporting period based on the timing of our major new contract commitments.
New awards were $1.1 billion for the first quarter 2018 (excluding approximately $24.8 million related to our equity method joint ventures), compared with $2.8 billion (excluding approximately $46.7 million related to our equity method joint ventures) for the corresponding 2017 period. Significant new awards for the first quarter 2018 included a refinery expansion project in the Middle East (approximately $500.0 million) within our Engineering & Construction operating group and a storage tank award for a petrochemical complex expansion project in the Asia Pacific region (approximately $70.0 million) within our Fabrication Services operating group. Significant new awards for the first quarter 2017 included an ethane cracker project in the U.S. (approximately $1.3 billion) within our Engineering & Construction and Technology operating groups and a gas turbine power project in the U.S. (approximately $600.0 million) within our Engineering & Construction operating group. See Operating Group Results below for further discussion.
Backlog at March 31, 2018 was approximately $9.4 billion (excluding approximately $1.1 billion related to our equity method joint ventures), compared with $10.2 billion at December 31, 2017 (excluding approximately $1.2 billion related to our equity method joint ventures), with the decrease primarily reflecting the impact of revenue exceeding new awards by approximately $612.3 million (excluding approximately $126.6 million of revenue and the approximate $24.8 million of new awards for our unconsolidated equity method joint ventures).
Certain contracts within our Engineering & Construction operating group are dependent upon funding from the U.S. government, where funds are appropriated on a year-by-year basis, while contract performance may take more than one year. Approximately $356.0 million of our backlog at March 31, 2018 for the operating group was for contractual commitments that are subject to future funding decisions.
Revenue—Revenue was $1.7 billion for the first quarter 2018, representing a decrease of $81.7 million (4.5%) compared with the corresponding 2017 period. Our first quarter 2018 and 2017 revenue exclude approximately $126.6 million and $83.7 million, respectively, of revenue for our unconsolidated equity method joint ventures.
Our first quarter 2018 revenue was primarily impacted by the wind down of our large cost reimbursable LNG mechanical erection project and various other projects in the Asia Pacific region within our Engineering & Construction operating group and decreased fabrication activity within our Fabrication Services operating group. These impacts were partly offset by increased activity on various projects in the U.S. within our Engineering & Construction operating group. See Operating Group Results below for further discussion.
Gross Profit—Gross profit was $173.1 million (9.9% of revenue) for the first quarter 2018, compared with $151.0 million (8.3% of revenue) for the corresponding 2017 period. Our first quarter 2018 gross profit increased compared to the 2017 period due to the net impact of changes in estimated margins recorded during the first quarter 2017, partly offset by the impact of a lower margin percentage recognized on work performed during the first quarter 2018 for our two U.S. LNG export facility projects as a result of changes in estimated margins on the projects during 2017. See Operating Group Results below for further discussion.
Selling and Administrative Expense—Selling and administrative expense was $64.5 million (3.7% of revenue) for the first quarter 2018, compared with $73.1 million (4.0% of revenue) for the corresponding 2017 period. The decrease for the first quarter 2018 was primarily due to the benefit of our cost reduction initiatives, partly offset by inflationary increases. Stock-based compensation expense totaled approximately $9.1 million and $9.6 million for the first quarter 2018 and 2017, respectively, or 31% and 20% of estimated annual expense for each of the respective periods.
Intangibles Amortization—Intangibles amortization was $6.6 million for the first quarter 2018, compared with $6.5 million for the corresponding 2017 period.
Equity Earnings—Equity earnings were $9.4 million for the first quarter 2018, compared with $7.6 million for the corresponding 2017 period and were primarily associated with our unconsolidated CTCI and CLG joint ventures within our Engineering & Construction and Technology operating groups, respectively. The increase for the first quarter 2018 was primarily due to increased activity for our CTCI joint venture.

Restructuring Related Costs—Restructuring related costs were $5.1 million for the first quarter 2018, and were associated with professional fees (approximately $3.8 million) and severance costs (approximately $1.3 million), resulting primarily from our publicly announced cost reduction, facility rationalization and strategic initiatives, as further described in Note 9 to our Financial Statements.
Income from Operations—Income from operations was $107.7 million (6.2% of revenue) for the first quarter 2018, compared with $79.0 million (4.3% of revenue) for the corresponding 2017 period. The table below summarizes our first quarter 2018 results excluding restructuring related costs.

	Three Months Ended March 31,
	2018	% of Revenue	2017	% of Revenue
	(In thousands)
Excluding restructuring related costs (1)	$112,807	6.5%	$78,988	4.3%
Restructuring related costs (1)	(5,110)	—%	—	—%
Income from operations (1)	$107,697	6.2%	$78,988	4.3%

(1)	The break-out of first quarter 2018 income from operations represents a non-GAAP financial disclosure, which we believe provides better comparability with our first quarter 2017 results.
Excluding the impact of the restructuring related costs, income from operations was approximately $112.8 million (6.5% of revenue) for the first quarter 2018. The changes in our first quarter 2018 income from operations compared to the 2017 period were due to the reasons noted above. See Operating Group Results below for further discussion.
Interest Expense and Interest Income—Interest expense was $52.5 million for the first quarter 2018, compared with $24.1 million for the corresponding 2017 period. Approximately $6.9 million of interest expense for the first quarter 2017 was classified within discontinued operations as a result of the requirement to use the proceeds from the sale of our former Capital Services Operations to repay our debt. Our first quarter 2018 interest expense was impacted by higher interest rates due to previous debt covenant amendments. Interest income was $0.6 million for the first quarter 2018, compared with $1.2 million for the corresponding 2017 period. Our first quarter 2018 interest income was impacted by lower average cash balances and changes in the geographic concentration of where our interest is earned.
Income Tax Expense—Income tax expense was $11.2 million (20.0% of pre-tax income) for the first quarter 2018, compared with $13.7 million (24.4% of pre-tax income) for the corresponding 2017 period. Our first quarter 2018 tax rate benefited from the reversal of valuation allowances on our net deferred tax assets (approximately 12.0%) to the extent of 2018 income for each applicable jurisdiction. Our first quarter 2017 tax rate benefited from earnings represented by noncontrolling interests (approximately 2.0%) and previously unrecognized tax benefits (approximately 4.0%), partly offset by the impact of tax deficiencies associated with share-based payments (approximately 5.0%).
Our tax rate increased relative to the 2017 period, excluding the impacts of the aforementioned items for the 2018 and 2017 periods, primarily due to the net impact of the Tax Cuts and Jobs Act (approximately 5.0%). Our tax rate may continue to experience fluctuations due primarily to changes in the projected geographic distribution of our pre-tax income.
Net Income Attributable to Noncontrolling Interests—Noncontrolling interests are primarily associated with our consolidated joint venture projects within our Engineering & Construction operating group and certain operations in the Middle East within our Fabrication Services operating group. Net income attributable to noncontrolling interests was $0.8 million for the first quarter 2018, compared with $27.3 million for the corresponding 2017 period with the decrease primarily associated with the wind down of our large cost reimbursable LNG mechanical erection project in the Asia Pacific region. See Operating Group Results below for further discussion.
Operating Group Results
Engineering & Construction
New Awards—New awards were $664.9 million for the first quarter 2018, compared with $2.2 billion for the corresponding 2017 period. Significant new awards for the first quarter 2018 included a refinery expansion project in the Middle East (approximately $500.0 million). Significant new awards for the first quarter 2017 included an ethane cracker project in the U.S. (approximately $1.2 billion) and a gas turbine power project in the U.S. (approximately $600.0 million).
Revenue—Revenue was $1.4 billion for the first quarter 2018, representing an increase of $84.6 million (6.6%) compared with the corresponding 2017 period. Our first quarter 2018 revenue benefited from increased activity on various projects in the U.S., partly offset by the wind down of our large cost reimbursable LNG mechanical erection project (approximately $107.0 million) and various other projects in the Asia Pacific region.

Approximately $637.0 million of the operating group’s first quarter 2018 revenue was attributable to our two U.S. LNG export facility projects, compared with approximately $632.0 million for the corresponding 2017 period. Our large cost reimbursable LNG mechanical erection project in the Asia Pacific region that was substantially completed by December 31, 2017 generated approximately $107.0 million for the first quarter 2017.
Income from Operations—Income from operations was $54.8 million (4.0% of revenue) for the first quarter 2018, compared with $5.4 million (0.4% of revenue) for the corresponding 2017 period. Our results for the first quarter 2018 were impacted by a lower margin percentage recognized on work performed during the quarter for our two U.S. LNG export facility projects (approximately $40.0 million) as a result of changes in estimated margins on the projects during 2017. This impact was partially offset by the benefit of higher revenue volume and a higher margin mix on our remaining backlog.
Our first quarter 2017 results were impacted by significant changes in estimated margins on three projects which resulted in a decrease to our income from operations of approximately $167.0 million (approximately $143.0 million for our U.S. gas turbine power projects in the Midwest and Northeast (“Two Gas Projects”) and approximately $24.0 million for our U.S. LNG export facility project in Hackberry, Louisiana). The Two Gas Projects were impacted by cost increases due to lower than anticipated labor productivity and extensions of schedule, and the project in Hackberry was impacted by the net effects of increased fabrication costs, and craft labor, subcontractor and indirect costs associated with an extension of schedule, partly offset by the benefit of an increase in project price for claims on the project (which were resolved in the fourth quarter 2017). In addition, changes in estimated margins on a large consolidated joint venture project and a separate cost reimbursable project resulted in an increase to our income from operations of approximately $103.0 million (both benefiting from changes in estimated recoveries on the projects).
Two Gas Projects
At March 31, 2018, our U.S. gas turbine power project in the Midwest was in a loss position. The project was over 99% complete at March 31, 2018, and we have submitted a letter of “substantial completion” to the customer for acceptance. If the project incurs schedule liquidated damages due to our inability to reach a favorable commercial resolution on such matters, the project would experience further losses.
At March 31, 2018, our U.S. gas turbine power project in the Northeast was in a loss position. The project was approximately 84% complete and had a reserve for estimated losses of approximately $60.0 million at March 31, 2018, and is forecasted to be completed in the fourth quarter 2018 (consistent with our estimates as of December 31, 2017). Our current forecast for the project anticipates productivity levels that are consistent with our overall historical experience on the project and improved progress (due in part to anticipated improvement in weather conditions as the project moves out of the winter months), and actions to reduce our schedule related indirect costs. If future direct and subcontract labor productivity differ from our current estimates, we are unable to achieve our progress estimates, our schedule is extended, or we do not achieve our schedule related incentives, the project would experience further losses.
Two LNG Projects
At March 31, 2018, our U.S. LNG export facility project in Hackberry, Louisiana was in a loss position. The project was approximately 84% complete and had a reserve for estimated losses of approximately $13.0 million at March 31, 2018, and is forecasted to be completed in the fourth quarter 2019 (consistent with our estimates as of December 31, 2017). Our current forecast for the project anticipates improvement in productivity from our overall historical experience on the project (as we anticipate improved construction performance for each subsequent LNG train) and actions to significantly reduce our schedule related indirect costs. If future direct and subcontract labor productivity differ from our current estimates, we are unable to achieve our progress estimates, our schedules are extended, we do not achieve our schedule related incentives, or we are unable to reduce our schedule related costs to the levels anticipated, the project would experience further losses.
During the second half of 2017 our U.S. LNG export facility project in Freeport, Texas was impacted by Hurricane Harvey. The direct impacts of Hurricane Harvey included the cost of demobilization and remobilization and damaged pipe and other materials. These direct impacts were included in our forecasts for the project during 2017 and were partially offset by an increase in project price for claims and anticipated insurance recoveries on the project. We are continuing to evaluate and estimate the indirect impacts of the Hurricane, including potential impacts to productivity and prolongation costs, and the impact of owner decisions to replace or refurbish damaged pipe and materials. We anticipate providing the owner an estimate of the indirect impacts on the project in the second quarter 2018. Such impacts have not been included in our forecasts, and although such impacts could be significant, we believe any costs incurred as a result of Hurricane Harvey (subject to unallowable costs which we have accounted for) are recoverable under the contractual provisions of our contract, including force majeure. Our current forecast for the project anticipates improvement in productivity from our overall historical experience on the project (as we anticipate improved construction performance for each subsequent LNG train) and actions to significantly reduce our schedule related indirect costs. If future direct and subcontract labor productivity differ from our current estimates, we are unable to achieve our progress estimates, our schedules are extended, we are unable to reduce our schedule related costs to the levels anticipated, we are unable to fully recover the direct and indirect costs associated with the impacts of Hurricane Harvey, or the project incurs schedule liquidated damages due to our inability to reach a favorable legal or commercial resolution on such matters, the project would experience further decreases in estimated margins.
Fabrication Services
New Awards—New awards were $310.9 million for the first quarter 2018, compared with $339.1 million for the corresponding 2017 period. Significant new awards for the first quarter 2018 included a storage tank award for a petrochemical complex expansion project in the Asia Pacific region (approximately $70.0 million) and various storage tank awards throughout the world. Significant new awards for the first quarter 2017 included various storage and pipe fabrication awards throughout the world.
Revenue—Revenue was $262.7 million for the first quarter 2018, representing a decrease of $160.0 million (37.9%) compared with the corresponding 2017 period. Our first quarter 2018 revenue was impacted by decreased fabrication activity and decreased tank work in the U.S., Middle East and the Asia Pacific region.
Income from Operations—Income from operations was $25.6 million (9.7% of revenue) for the first quarter 2018, compared with $33.5 million (7.9% of revenue) for the corresponding 2017 period. Our first quarter 2018 results benefited from a higher margin mix on our backlog, offset partially by lower revenue volume and reduced leverage of our operating costs.
Technology
New Awards—New awards were $157.6 million for the first quarter 2018 (excluding approximately $24.8 million related to our equity method joint ventures), compared with $220.9 million for the corresponding 2017 period (excluding approximately $46.7 million related to our equity method joint ventures). New awards for the first quarter 2018 included petrochemical licensing and engineered products, primarily in the Middle East and Asia Pacific region. New awards for the first quarter 2017 included engineered products for the aforementioned ethane cracker project in the U.S. (approximately $80.0 million) and petrochemical and refining licensing and catalyst, primarily in the Asia Pacific region.
Revenue—Revenue was $117.6 million for the first quarter 2018, representing a decrease of $6.4 million (5%) compared with the corresponding 2017 period. Our first quarter 2018 revenue was impacted by a decreased engineered products activity.
Income from Operations—Income from operations was $32.4 million (27.6% of revenue) for the first quarter 2018, compared with $40.1 million (32.3% of revenue) for the corresponding 2017 period. Our first quarter 2018 results were impacted by a lower margin mix for our engineered products activity.
Discontinued Capital Services Operations

Three Months Ended
March 31, 2017
(In thousands)
New Awards	$472,358
Revenue	$552,947
Income From Operations	$19,044
% of Revenue	3.4%
Our discontinued Capital Services Operations, which were sold on June 30, 2017, provided comprehensive and integrated maintenance services, environmental engineering and remediation, construction services, program management, and disaster response and recovery services for private-sector customers and governments.
LIQUIDITY AND CAPITAL RESOURCES
General
Cash and Cash Equivalents—At March 31, 2018, our cash and cash equivalents were $305.2 million, and were maintained in local accounts throughout the world, substantially all of which were maintained outside The Netherlands, our country of domicile. Approximately $113.1 million of our cash and cash equivalents at March 31, 2018 was within our variable interest entities (“VIEs”) associated with our partnering arrangements, which is generally only available for use in our operating activities when distributed to the partners.
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
Summary of Cash Flow Activity
Operating Activities—During the first quarter 2018, net cash used in operating activities was $240.3 million, primarily due to a net increase of $236.0 million in our accounts receivable, inventory, accounts payable and net contracts in progress account balances (collectively, “Contract Capital”). The components of our net Contract Capital balances for our continuing operations at March 31, 2018 and December 31, 2017 and changes during the first quarter 2018, were as follows:

	March 31, 2018	December 31, 2017	Change
	(In thousands)
Total billings in excess of costs and estimated earnings (1)	$(1,155,780)	$(1,275,441)	$119,661
Total costs and estimated earnings in excess of billings (1)	392,589	315,744	76,845
Contracts in Progress, net	(763,191)	(959,697)	196,506
Accounts receivable, net	766,123	759,701	6,422
Inventory	112,978	101,573	11,405
Accounts payable	(950,075)	(971,735)	21,660
Contract Capital, net	$(834,165)	$(1,070,158)	$235,993

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
The $236.0 million increase in our Contract Capital during the first quarter 2018 was primarily due to a net increase in accounts receivable and contracts in progress and a decrease in accounts payable. The net increase in accounts receivable and contracts in progress was primarily due to the net use of advance payments on our large projects in the U.S. within our Engineering & Construction operating group and funding of losses accrued in 2017 on our U.S. gas turbine power projects in the Midwest and Northeast and U.S. LNG export facility project in Hackberry, Louisiana, within our Engineering & Construction operating group. Although we anticipate future quarterly variability in our operating cash flows due to ongoing fluctuations in our Contract Capital balance and the prospective cash impacts from funding of the loss projects described above, we expect improving cash flows from operating activities as the year progresses. See “Credit Facilities and Debt” below for further discussion of our liquidity.
Investing Activities—During the first quarter 2018, net cash provided by investing activities was $18.8 million, and primarily related to net inflows from advances of $52.0 million with our venture partners by our proportionately consolidated ventures (see Note 8 to our Financial Statements for further discussion), partly offset by outflows of $24.6 million associated with payments made to CSVC in connection with the finalization of working capital adjustments associated with the sale of our former Capital Services Operations (reflected within Other, net on the Statement of Cash Flows) and capital expenditures of $8.1 million.
Financing Activities—During the first quarter 2018, net cash provided by financing activities was $164.4 million, and primarily related to net revolving facility and other short-term borrowings of $286.0 million and cash proceeds from the issuance of shares associated with our stock plans of $4.1 million. These cash inflows were partly offset by net advances with our equity method and proportionately consolidated ventures and partners of $98.3 million (see Note 8 to our Financial Statements for further discussion), repayments on our long-term debt of $18.8 million, stock-based compensation-related withholding taxes on taxable share distributions totaling $3.2 million (0.2 million shares at an average price of $17.72 per share), distributions to our noncontrolling interest partners of $3.0 million, and capitalized debt issuance costs of $2.4 million.
Effect of Exchange Rate Changes on Cash and Cash Equivalents—During the first quarter 2018, our cash and cash equivalents balance increased by $7.7 million due to the impact of changes in functional currency exchange rates against the U.S. Dollar for non-U.S. Dollar cash balances, primarily for net changes in the Australian Dollar, British Pound, Colombian

Peso, and Euro exchange rates. The net unrealized gain on our cash and cash equivalents resulting from these exchange rate movements is reflected in the cumulative translation adjustment component of OCI. Our cash and cash equivalents held in non-U.S. Dollar currencies are used primarily for project-related and other operating expenditures in those currencies, and therefore, our exposure to realized exchange gains and losses is not anticipated to be material.
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
Committed Facilities—We have a five-year, $1.15 billion committed revolving credit facility (the “Revolving Facility”) with Bank of America N.A. (“BofA”), as administrative agent, and BNP Paribas Securities Corp., BBVA Compass, Credit Agricole Corporate and Investment Bank (“Credit Agricole”) and TD Securities, each as syndication agents, which expires in October 2018. The Revolving Facility has a $100.0 million total letter of credit sublimit. At March 31, 2018, we had $847.4 million and $71.9 million of outstanding borrowings and letters of credit, respectively, under the facility (including $0.1 million of financial letters of credit), providing $227.1 million of available capacity, of which $28.1 million was available for letters of credit based on our total letter of credit sublimit.
We also have a five-year, $800.0 million committed revolving credit facility (the “Second Revolving Facility”) with BofA, as administrative agent, and BNP Paribas Securities Corp., BBVA Compass, Credit Agricole and Bank of Tokyo Mitsubishi UFJ, each as syndication agents, which expires in July 2020. The Second Revolving Facility has a $100.0 million total letter of credit sublimit. At March 31, 2018, we had $540.7 million of outstanding borrowings and $99.5 million of outstanding letters of credit under the facility (including $2.7 million of financial letters of credit), providing $157.1 million of available capacity, of which $0.5 million was available for letters of credit based on our total letter of credit sublimit.
Maximum outstanding borrowings under our Revolving Facility and Second Revolving Facility (together, “Committed Facilities”) during the three months ended March 31, 2018, were approximately $1.7 billion. We are assessed quarterly commitment fees on the unutilized portion of the facilities as well as letter of credit fees on outstanding letters of credit. Interest on borrowings is assessed at either prime plus 4.00% or LIBOR plus 5.00%. In addition, fees for financial and performance letters of credit are 5.00% and 3.50%, respectively. During the three months ended March 31, 2018, our weighted average interest rate on borrowings under the Revolving Facility and Second Revolving Facility was approximately 6.89% and 8.02%, respectively, inclusive of the applicable floating margin. As a result of the 2017 amendments described below, our debt obligations under the Committed Facilities are required to be repaid in connection with the consummation of the Combination. The Committed Facilities have financial and restrictive covenants described further below.
Uncommitted Facilities—We have various short-term, uncommitted letter of credit facilities (the “Uncommitted Facilities”) across several geographic regions, under which we had $1.6 billion of outstanding letters of credit as of March 31, 2018.
Term Loan—At March 31, 2018, we had $422.0 million outstanding under a five-year, $500.0 million term loan (the “Term Loan”) with BofA as administrative agent. Interest and principal under the Term Loan is payable quarterly in arrears, and interest is assessed at either prime plus 4.00% or LIBOR plus 5.00%. During the three months ended March 31, 2018, our weighted average interest rate on the Term Loan was approximately 7.10%, inclusive of the applicable floating margin. Future annual maturities for the Term Loan are $56.3 million, $75.0 million and $290.7 million for 2018, 2019 and 2020, respectively. As a result of the 2017 amendments described below, our debt obligations under the Term Loan are required to be repaid in connection with the consummation of the Combination. The Term Loan has financial and restrictive covenants described further below.
Senior Notes—We have a series of senior notes totaling $584.6 million in aggregate principal amount outstanding as of March 31, 2018 (the “Senior Notes”). The Senior Notes include Series A through D and contained the following terms at March 31, 2018:

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
We also have senior notes totaling $141.9 million in aggregate principal amount outstanding as of March 31, 2018 (the “Second Senior Notes”) with BofA as administrative agent. Interest is payable semi-annually at a fixed rate of 7.53%, with principal of $141.9 million due in July 2025.

The Senior Notes and Second Senior Notes (together, the “Notes”) also include provisions relating to our credit profile, which if not maintained will result in an incremental annual cost of up to 1.50% of the outstanding balance under the Notes. Further, the Notes include provisions relating to our leverage, which if not maintained, could result in an incremental annual cost of up to 1.00% (depending on our leverage level) of the outstanding balance under the Notes, provided that the incremental annual cost related to our credit profile and leverage cannot exceed 2.00% per annum. Finally, the Notes are subject to a make-whole premium in connection with certain prepayment events. As a result of the 2017 amendments described below, our debt obligations under the Notes are required to be repaid in connection with the consummation of the Combination. The Notes have financial and restrictive covenants described further below.
Compliance and Other—As a result of noncompliance with certain financial covenants during 2017, and in connection with the decision to pursue the Combination, we entered into a series of amendments for our Committed Facilities, Term Loan and Notes (collectively, the “Senior Facilities”) during 2017. The amendments adjusted certain original and amended financial and restrictive covenants, introduced new financial and restrictive covenants, and waived noncompliance with certain covenants and other defaults and events of default. The amendments:

•
Require us to secure the Senior Facilities through the pledge of cash, accounts receivable, inventory, fixed assets, certain real property, and stock of subsidiaries, which resulted in substantially all of our assets, subject to customary exceptions, being pledged as collateral for our Senior Facilities.

•	Prohibit mergers and acquisitions (other than the Combination), open-market share repurchases and dividend payments and certain inter-company transactions.

•
Require us to repay portions of the Senior Facilities with the issuance of any unsecured debt that is subordinate (“Subordinated Debt”) to the Senior Facilities, the issuance of any equity securities, or the sale of any assets.

•
Provide for required minimum levels of trailing 12-month earnings before interest, taxes, depreciation and amortization (“EBITDA”) as follows: $500.0 million at March 31, 2018, $500.0 million at June 30, 2018, $550.0 million at September 30, 2018, and $575.0 million at December 31, 2018 and each quarter thereafter. Trailing 12-month EBITDA for purposes of determining compliance with the Minimum EBITDA covenant is adjusted to exclude: an agreed amount attributable to restructuring or integration charges during the third and fourth quarters of 2017 and an agreed amount attributable to charges on certain projects which occurred during 2017 (collectively, the “EBITDA Addbacks”).

•
Provide for a maximum leverage ratio of 1.75 (“Maximum Leverage Ratio”) and a minimum fixed charge ratio of 2.25 (“Minimum Fixed Charge Coverage Ratio”), but waive any noncompliance with the Maximum Leverage Ratio or Minimum Fixed Charge Coverage Ratio beginning on December 18, 2017 and ending on the earlier of (i) June 18, 2018 or (ii) the occurrence of certain Combination termination events (the “Covenant Relief Period”). Trailing 12-month EBITDA for purposes of determining compliance with the Maximum Leverage Ratio and consolidated net income for purposes of determining compliance with the Minimum Fixed Charge Coverage Ratio would be adjusted for the EBITDA Addbacks.

•	Extend the maturity of the Series A Senior Notes, from December 27, 2017 to August 31, 2018.

•
Requires us to maintain a minimum aggregate availability under our Committed Facilities, including borrowings and letters of credit, of $50.0 million during the Covenant Relief Period, and $250.0 million thereafter.

•
Limit the amount of certain of our funded indebtedness to $2.9 billion less the aggregate amount of all scheduled repayments and mandatory prepayments of such funded indebtedness, but for the duration of the Covenant Relief Period, increase the limit from $3.0 billion to $3.1 billion.

•
Provide for the: (i) filing of a joint proxy statement/prospectus (“Form S-4”) by February 15, 2018, (ii) filing of a solicitation/recommendation statement on Schedule 14D-9 as promptly as reasonably practicable following (but in any event by no later than 10 business days after) the commencement of the exchange offer related to the Combination, and (iii) duly calling and giving notice of a meeting of the Company’s shareholders as promptly as reasonably practicable after the Form S-4 is declared effective under the Securities Act of 1933, as amended (but in any event by no later than May 18, 2018) (collectively, the “Combination Milestones”). Each of the Combination Milestones was achieved during the first quarter 2018.

•	Provide for completion of the Combination by June 18, 2018 (the “Combination Closing Deadline”).

•
Provide for the mandatory repayment of the outstanding debt under the Senior Facilities on the day of the closing of the Combination, which in the case of the Notes, is to be at the price of the make-whole amount as modified by the amendments. At March 31, 2018, we had an accrual of approximately $27.7 million within accrued liabilities related to the anticipated modified make-whole payment.

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

At March 31, 2018, we were in compliance with our restrictive and financial covenants, with a trailing 12-month EBITDA of $615.0 million, and aggregate availability under our Committed Facilities of at least $121.0 million at all times during the three months ended March 31, 2018. Based on our forecasted EBITDA and cash flows, we project future compliance with our financial covenants through the Combination Closing Deadline. Further, we have successfully achieved the various Combination Milestones required by our 2017 amendments, and believe it is probable we will complete the Combination by the Combination Closing Deadline. Although we do not project future loan compliance violations through the Combination Closing Deadline, due to the requirement for our debt obligations to be repaid in connection with the Combination, debt of approximately $966.1 million, which by its terms is due beyond one year and would otherwise be shown as long-term, has been classified as current.
Our plan to maintain compliance with our covenants, satisfy our debt obligations, and continue as a going concern is to complete the aforementioned Combination, with no further financing alternatives beyond the Combination. Absent this plan, we would be unable to satisfy our debt obligations, raising substantial doubt regarding our ability to continue as a going concern; however, the Combination alleviates the substantial doubt.
The consummation of the Combination is subject to customary closing conditions, including but not limited to: receipt of required regulatory approvals; approval of certain proposals by our shareholders and the stockholders of McDermott; the availability of the transaction-related financing; the accuracy of representations and warranties of McDermott and the Company (including the absence of a material adverse effect with respect to each of McDermott’s and the Company’s respective businesses); and each party’s compliance with their covenants, subject to materiality qualifiers. We may be unable to satisfy the conditions to closing of the Combination, within the required timeframe or at all. In addition, our ability to consummate the Combination and generate cash flows from operations, access funding under our Committed and Uncommitted Facilities, and comply with our financial and other covenants through the Combination Closing Deadline, may also be impacted by a variety of business, economic, legislative, financial and other factors which may be outside of our control, including, but not limited to: the delay or cancellation of projects; decreased profitability on our projects; decreased cash flows on our projects due to the timing of receipts and required payments of liabilities and funding of our loss projects; the timing of approval or settlement of unapproved change orders and claims; changes in foreign currency exchange or interest rates; performance of pension plan assets; changes in actuarial assumptions; the inability to obtain required regulatory approvals on acceptable terms and within the required timeframe; the failure of the shareholders of either the Company or McDermott to approve their respective merger-related proposals; or conditions to closing of the Combination due to negative developments in the Company’s business or otherwise. Further, we could be impacted if our customers experience a material change in their ability to pay us or if the banks associated with our lending facilities were to cease or reduce operations, or if there is a full or partial break-up of the EU or its currency, the Euro. If we were unable to maintain compliance with our covenants or timely consummate the Combination our debt would become immediately due, which would require further amendments from the administrative agents for our Bank Facilities and holders of a majority of the outstanding Notes (collectively, “Lender(s)”). In addition, we would be required to renew or replace the capacity under our Revolving Facility (which expires in October 2018) and Second Revolving Facility, obtain relief from payment of our Series A Notes (which are due in August 2018), and initiate revised plans to maintain compliance with any amended covenants and to ensure sufficient liquidity, all of which would require Lender approval. There can be no assurances that our Lenders will provide us with any necessary waivers or amendments if we were unable to maintain compliance with our financial or other covenants or complete the Combination.
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

In addition to providing letters of credit, we also issue surety bonds in the ordinary course of business to support our contract performance. At March 31, 2018, we had $339.1 million of outstanding surety bonds in support of our projects. In addition, we had $404.6 million of surety bonds maintained on behalf of our former Capital Services Operations, for which we have received an indemnity from CSVC. We also continue to maintain guarantees on behalf of our former Capital Services Operations in support of approximately $50.1 million of backlog, for which we have also received an indemnity.
Other
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
We are a defendant in a number of lawsuits arising in the normal course of business and we have in place insurance coverage that we believe is appropriate for the type of work that we perform. As a matter of practice, we review our litigation accrual quarterly and as further information is known on pending cases, increases or decreases, as appropriate, may be recorded. See Note 12 to our Financial Statements for a discussion of pending litigation.
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
Revenue Recognition
Contracts—Our revenue is primarily derived from long-term contracts with customers and we determine the appropriate accounting treatment for each contract at contract inception. Our contracts primarily relate to engineering, procurement and construction (“EPC”) services; engineering services; construction services; pipe and steel fabrication services; engineered and manufactured products; technology licensing; and catalyst supply. An EPC contract may also include technology licensing or fabrication services and our services may be provided between, or amongst, our reportable segments.
Our contracts are awarded on a competitively bid and negotiated basis and the timing of revenue recognition may be impacted by the terms of such contracts. We use a range of contracting options, including cost-reimbursable, fixed-price and hybrid, which has both cost-reimbursable and fixed-price characteristics. Fixed-price contracts, and hybrid contracts with a more significant fixed-price component, tend to provide us with greater control over project schedule and the timing of when work is performed and costs are incurred, and accordingly, when revenue is recognized. Cost-reimbursable contracts, and hybrid contracts with a more significant cost-reimbursable component, generally provide our customers with greater influence over the timing of when we perform our work, and accordingly, such contracts often result in less predictability with respect to the timing of revenue recognition.
Performance Obligations—A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC Topic 606. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. To the extent a contract is deemed to have multiple performance obligations, we allocate the transaction price of the contract to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. In addition, certain contracts may be combined and deemed to be a single performance obligation. Our EPC contracts are generally deemed to be single performance obligations and our contracts with multiple performance obligations were not material as of March 31, 2018.

•
Performance Obligations Satisfied Over Time—Revenue for our contracts that satisfy the criteria for over time recognition is recognized as the work progresses. Revenue for contracts recognized over time include our EPC services; engineering services; construction services; pipe and steel fabrication services; engineered and manufactured products; technology licensing; and “non-generic” catalyst supply. We measure transfer of control of the performance obligation utilizing the cost-to-cost measure of progress, with cost of revenue including direct costs, such as materials and labor, and indirect costs that are attributable to contract activity. Under the cost-to-cost approach, the use of estimated costs to complete each performance obligation is a significant variable in the process of determining recognized revenue and is a significant factor in the accounting for such performance obligations. Significant estimates that impact the cost to complete each performance obligation are: costs of engineering, materials, components, equipment, labor and subcontracts; labor productivity; schedule durations, including subcontractor or supplier progress; contract disputes, including claims; achievement of contractual performance requirements; and contingency, among others. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the period in which these changes become known, including, to the extent required, the reversal of profit recognized in prior periods and the recognition of losses expected to be incurred on performance obligations in progress. Due to the various estimates inherent in our contract accounting, actual results could differ from those estimates, which could result in material changes to our Financial Statements and related disclosures.

•
Performance Obligations Satisfied at a Point in Time—Revenue for our contracts that do not satisfy the criteria for over time recognition is recognized at a point in time. Revenue for contracts recognized at a point in time include our “generic” catalyst supply and certain manufactured products (which are recognized upon shipment) and certain non-engineering and non-construction services (which are recognized when the services are performed).

Precontract costs are generally charged to cost of revenue as incurred, but in certain cases their recognition may be deferred if specific probability criteria are met. We had no significant deferred precontract costs at March 31, 2018.
Variable Consideration—Transaction price for our contracts may include variable consideration, which includes increases to transaction price for approved and unapproved change orders, claims and incentives, and reductions to transaction price for liquidated damages. Change orders, claims and incentives are generally not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as a modification of the existing contract and performance obligation. We estimate variable consideration for a performance obligation at the most likely amount to which we expect to be entitled (or the most likely amount we expect to incur in the case of liquidated damages), utilizing estimation methods that best predict the amount of consideration to which we will be entitled (or will be incurred in the case of liquidated damages). We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. The effect of variable consideration on the transaction price of a performance obligation is recognized as an adjustment to revenue on a cumulative catch-up basis. To the extent unapproved change orders and claims reflected in transaction price (or excluded from transaction price in the case of liquidated damages) are not resolved in our favor, or to the extent incentives reflected in transaction price are not earned, there could be reductions in, or reversals of, previously recognized revenue. See Note 16 to our Financial Statements for further discussion of our recorded unapproved change orders, claims and incentives.
Goodwill
At March 31, 2018, our goodwill balance was $2.8 billion. Goodwill is not amortized to earnings, but instead is reviewed for impairment at least annually at a reporting unit level, absent any indicators of impairment or when other actions require an impairment assessment (such as a change in reporting units). We perform our annual impairment assessment during the fourth quarter of each year based on balances as of October 1.
Reporting Units—At December 31, 2017, we had the following four reporting units within our three operating groups:

•	Engineering & Construction—Our Engineering & Construction operating group represented a reporting unit.

•	Fabrication Services—Our Fabrication Services operating group included two reporting units: Engineered Products and Fabrication Services (excluding Engineered Products).

•	Technology—Our Technology operating group represented a reporting unit.

During the first quarter 2018, we realigned our Fabrication Services and Technology operating groups to reflect the present management oversight of our operations. Our “Engineered Products Operations”, which was previously reported within our Fabrication Services operating group, is now reported within our Technology operating group. In connection therewith, our Engineered Products reporting unit, which was previously a reporting unit with our Fabrication Services operating group, became a reporting unit within our Technology operating group. Accordingly, at March 31, 2018, we had the following four reporting units within our three operating groups:

•	Engineering & Construction—Our Engineering & Construction operating group represented a reporting unit.

•	Fabrication Services—Our Fabrication Services operating group represented a reporting unit.

•	Technology—Our Technology operating group included two reporting units: Engineered Products and Technology (excluding Engineered Products).
Impairment Assessment—During the fourth quarter 2017, we performed a quantitative assessment of goodwill for the aforementioned reporting units. Based on these quantitative assessments, the fair value of each of the reporting units substantially exceeded (in excess of 50%) their respective net book values, and accordingly, no impairment charge was necessary as a result of our impairment assessments. Further, during the first quarter 2018, no indicators of impairment were identified for any of our reporting units. In addition, no impairment assessments were required in connection with the realignment of our operating groups because the Engineered Products reporting unit represented a separate reporting unit before and after the realignment.
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
See Note 7 to our Financial Statements for additional discussion of our goodwill.
Other Long-Lived Assets
We amortize our finite-lived intangible assets on a straight-line basis with lives ranging from 6 to 20 years, absent any indicators of impairment. We review tangible assets and finite-lived intangible assets for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. If a recoverability assessment is required, the estimated future cash flow associated with the asset or asset group will be compared to their respective carrying amounts to determine if an impairment exists. During the first three months of 2018, we noted no indicators of impairment. See Note 7 to our Financial Statements for further discussion of our intangible assets.
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
On a periodic and ongoing basis we evaluate our DTAs (including our net operating loss (“NOL”) DTAs) and assess the appropriateness of our VAs. In assessing the need for a VA, we consider both positive and negative evidence related to the likelihood of realization of the DTAs. If, based on the weight of available evidence, our assessment indicates that it is more likely than not that a DTA will not be realized, we record a VA. Our assessments include, among other things, the amount of taxable temporary differences that will result in future taxable income, the value and quality of our backlog, evaluations of existing and anticipated market conditions, analysis of recent and historical operating results (including cumulative losses over multiple periods) and projections of future results, strategic plans and alternatives for associated operations, as well as asset expiration dates, where applicable. At March 31, 2018 and December 31, 2017, we had a VA against our U.S. net operating loss DTAs, and our remaining U.S. and non-U.S. net DTAs, as we do not believe it is more likely than not that we will utilize our net DTAs . See our 2017 Form 10-K for further discussion of our VA assessments.
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
We recognized the provisional tax impacts of the Tax Reform Act in the fourth quarter 2017. During first quarter 2018, we did not receive any additional information regarding these provisional calculations. As a result, we continue to anticipate finalizing our analysis in connection with the completion of our tax return for 2017 to be filed in 2018.
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
If at any time a venture qualifies as a VIE, we perform a qualitative assessment to determine whether we are the primary beneficiary of the VIE and, therefore, need to consolidate the VIE. We are the primary beneficiary if we have (i) the power to direct the economically significant activities of the VIE and (ii) the right to receive benefits from, and obligation to absorb losses of, the VIE. If the venture is a VIE and we are the primary beneficiary, or we otherwise have the ability to control the venture, we consolidate the venture. If we determine that we are not the primary beneficiary of the VIE, or only have the ability to significantly influence, rather than control the venture, we do not consolidate the venture. We account for unconsolidated ventures using either (i) proportionate consolidation for both the Balance Sheet and Statement of Operations, when we meet the applicable accounting criteria to do so, or (ii) utilize the equity method. See Note 8 to our Financial Statements for further discussion of our material partnering arrangements.

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
For those contracts designated as cash flow hedges, we document all relationships between the derivative instruments and associated hedged items, as well as our risk-management objectives and strategy for undertaking hedge transactions. This process includes linking all derivatives to specific firm commitments or highly-probable forecasted transactions. We continually assess, at inception and on an ongoing basis, the effectiveness of derivative instruments in offsetting changes in the cash flow of the designated hedged items. Hedge accounting designation is discontinued when (i) it is determined that the derivative is no longer highly effective in offsetting changes in the cash flow of the hedged item, including firm commitments or forecasted transactions, (ii) the derivative is sold, terminated, exercised, or expires, (iii) it is no longer probable that the forecasted transaction will occur, or (iv) we determine that designating the derivative as a hedging instrument is no longer appropriate. See Note 11 to our Financial Statements for further discussion of our financial instruments.
FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q, including all documents incorporated by reference, contains forward-looking statements regarding CB&I and represents our expectations and beliefs concerning future events. These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995 as set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. The forward-looking statements included herein or incorporated herein by reference include or may include, but are not limited to, (and you should read carefully) any statements that are predictive in nature, depend upon or refer to future events or conditions, or use or contain words, terms, phrases, or expressions such as “achieve,” “forecast,” “plan,” “propose,” “strategy,” “envision,” “hope,” “will,” “continue,” “potential,” “expect,” “believe,” “anticipate,” “project,” “estimate,” “predict,” “intend,” “should,” “could,” “may,” “might,” or similar words, terms, phrases, or expressions or the negative of any of these terms. Any statements in this prospectus that are not based upon historical fact are forward-looking statements and represent our best judgment as to what may occur in the future.
Forward-looking statements involve known and unknown risks and uncertainties. In addition to the material risks listed under “Item 1A. Risk Factors,” as set forth in our Form 10-K filed with the SEC for the year ended December 31, 2017 that may cause business conditions or our actual results, performance or achievements to be materially different from those expressed or implied by any forward-looking statements, the following are some, but not all, of the factors that might cause business conditions or our actual results, performance or achievements to be materially different from those expressed or implied by any forward-looking statements, or contribute to such differences:

•	our ability to satisfy the conditions to closing of the proposed business combination with McDermott, and to complete such combination, on the anticipated time frame or at all;

•	business uncertainties and operating restrictions during the pendency of the proposed combination with McDermott;

•	restrictions on our ability to pursue alternatives to the combination with McDermott;

•	our ability to realize cost savings from our expected performance of contracts, whether as a result of improper estimates, performance, or otherwise;

•	uncertain timing and funding of new contract awards, as well as project cancellations;

•	our ability to fully realize the revenue value reported in our backlog;

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
One form of exposure to fluctuating exchange rates relates to the effects of translating financial statements of entities with functional currencies other than the U.S. Dollar into our reporting currency. With respect to the translation of our balance sheet, net movements in the British Pound and Euro exchange rates against the U.S. Dollar favorably impacted the cumulative translation adjustment component of AOCI by approximately $16.3 million, net of tax, and our cash balance was favorably impacted by approximately $7.7 million. We generally do not hedge our exposure to potential foreign currency translation adjustments.
Another form of exposure to fluctuating exchange rates relates to the effects of transacting in currencies other than those of our entity’s functional currencies. We do not engage in currency speculation; however, we utilize foreign currency exchange rate derivatives on an ongoing basis to hedge against certain foreign currency related operating exposures. We generally seek hedge accounting treatment for contracts used to hedge operating exposures and designate them as cash flow hedges. Therefore, gains and losses, exclusive of credit risk and forward points (which represent the time value component of the fair value of our derivative positions), are included in AOCI until the associated underlying operating exposure impacts our earnings. Changes in the fair value of (i) credit risk and forward points, (ii) instruments deemed ineffective during the period, and (iii) instruments that we do not designate as cash flow hedges are recognized within cost of revenue and were not material during the first three months of 2018.
At March 31, 2018, the notional value of our outstanding forward contracts to hedge certain foreign currency exchange-related operating exposures was $119.3 million, including net foreign currency exchange rate exposure associated with the purchase of Thai Baht ($36.5 million), Russian Rubles ($35.9 million) and Japanese Yen ($3.3 million), and the sale of U.S. Dollars ($22.3 million) and Euros ($21.3 million). The total fair value of these contracts was a net liability of approximately $5.9 million at March 31, 2018. The potential change in fair value for our outstanding contracts resulting from a hypothetical ten percent change in quoted foreign currency exchange rates would have been approximately $19.4 million and $6.9 million at March 31, 2018 and December 31, 2017, respectively. This potential change in fair value of our outstanding contracts would be offset by the change in fair value of the associated underlying operating exposures.
Other—The carrying values of our cash and cash equivalents (primarily consisting of bank deposits), accounts receivable and accounts payable approximate their fair values because of the short-term nature of these instruments. At March 31, 2018 and December 31, 2017, the fair value of our Second Term Loan, based on current market rates for debt with similar credit risk and maturities, approximated its carrying values as interest is based upon LIBOR plus an applicable floating margin. At March 31, 2018 and December 31, 2017, the fair values of our Senior Notes and Second Senior Notes, based on the current market rates for debt with similar credit risk and maturities, approximated the carrying values due to their classification as current on our Balance Sheet. See Note 11 to our Financial Statements for additional discussion of our financial instruments.
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
Changes in Internal Control—There were no changes in our internal controls over financial reporting that occurred during the first quarter 2018, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For information regarding ongoing litigation and other proceedings, see Note 13 to our Financial Statements in Part I of this report, which we incorporate by reference into this Item.
Item 1A. Risk Factors
There have been no material changes to risk factors as previously disclosed under Item “1A. Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 21, 2018.

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

(3)
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017, (ii) the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017, (iii) the Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, (iv) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, (v) the Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2018 and 2017, and (vi) the Notes to Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 23, 2018.

Chicago Bridge & Iron Company N.V.
By:	Chicago Bridge & Iron Company B.V.
Its:	Managing Director

By:	/s/ Michael S. Taff
Michael S. Taff
Managing Director
(Principal Financial Officer and Duly Authorized Officer)